Form 10-K
period 2015-12-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2016-03-03
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  000-24843

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	47-0810385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 Farnam Street, Suite 400	Omaha, Nebraska 68102
(Address of principal executive offices)	(Zip Code)

(402) 444-1630

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. (the “BUCs”)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section (15)(d) of the Act.    YES  ☐    NO  ☒

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

Large accelerated filer	☐		Accelerated filer	☒

Non- accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $334,403,750.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

This Annual Report (“report”) (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this report. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of this report.

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	changes in short-term interest rates;
•	our ability to use borrowings to finance our assets;
•	current negative economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s Capital Fund Program; and
•	changes in government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. As used in this document, the “Company” refers to the Partnership, its wholly-owned subsidiaries, and its consolidated variable interest entities (“Consolidated VIEs”).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Company’s report for additional details.

Item 1. Business.

The Partnership was formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. As a result, we expect most of the income we earn is exempt from federal income taxes. Unitholders may incur tax liability if any of the interest on the Partnership’s mortgage revenue bonds is determined to be taxable.” See Item 1A, “Risk Factors” in the Company’s report for additional details.

We have been in operation since 1998 and own 64 mortgage revenue bonds with an aggregate outstanding principal amount of approximately $534.7 million as of December 31, 2015. The majority of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 44 Residential Properties containing a total of 8,041 rental units located in the states of California, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Minnesota, New Mexico, North Carolina, Ohio, South Carolina, Tennessee, and Texas. Two of the bonds’ properties located in Texas are not operational and are under construction and two bonds are collateralized by commercial real estate located in Tennessee. Sixty-two of the mortgage revenue bonds are secured by mortgages or deeds of trust on the Residential Properties. Two mortgage revenue bonds are secured by ground, facility, and equipment of a commercial ancillary health care facility. Each of the bonds provides for “base” interest payable at a fixed rate on a periodic basis. Additionally, the bonds may also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties. As a result, these mortgage revenue bonds provide us with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale. Of the 64 bonds owned, 22 are owned directly by us, 10 are owned by ATAX TEBS I, LLC, 13 bonds are owned by ATAX TEBS II, LLC, 9 bonds are owned by ATAX TEBS III, LLC, each a special purpose entity owned and controlled by us, created to facilitate a Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac and 10 are securitized and held by Deutsche Bank AG (“DB”) in Tender Option Bond (“TOB”) facilities.  See Notes 2 and 12 to the Company’s consolidated financial statements for additional details.

The ability of the Residential Properties and the commercial property which collateralize our mortgage revenue bonds to make payments of base and contingent interest is a function of the net operating income generated by these properties. Net operating income from a multifamily, student, or senior citizen residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as the requirement that a certain percentage of the rental units be set aside for tenants who qualify as persons of low to moderate income, local or national economic conditions, and the amount of new apartment construction and interest rates on single-family mortgage loans. Net operating income from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of the properties which collateralize the bonds. The return we realize from our investments in mortgage revenue bonds depends upon the economic performance of the Residential Properties and the commercial property which collateralize these bonds. We may be considered to be in competition with other residential rental properties and commercial properties located in the same geographic areas as the properties financed with our mortgage revenue bonds.

We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the America First Multifamily Investors, L.P. First Amended and Restated Agreement of Limited Partnership dated September 15, 2015 (the “Amended and Restated LP Agreement”) and the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon by us. Under the Amended and Restated LP Agreement, any tax-exempt investments, other than mortgage revenue bonds, that are not secured by a direct or indirect interest in a property must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency.  The acquisition by the Partnership of any tax-exempt investment or other investment may not cause the aggregate book value of such investments to exceed 25% of our assets at the time of acquisition. In addition, the Amended and Restated LP Agreement requires management to assess and conclude whether the income from these other securities is exempt from inclusion in income for federal taxation purposes at the time of purchase. At December 31, 2015, we had two other classes of investments, the Public Housing Capital Fund Trusts’ Certificates (“PHC Certificates”) and mortgage-backed securities (“MBS Securities”). The PHC Certificates had an aggregate principal outstanding of $58.3 million at December 31, 2015 and are securitized into three separate TOB financing facilities (“TOB Trusts”) with DB (“PHC Trusts”).  See Note 12 to the Company’s consolidated financial statements for additional details. The PHC Certificates held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The state issued MBS Securities had an aggregate principal outstanding of $14.8 million at December 31, 2015 and have been securitized into three separate TOB Trusts with DB. The MBS Securities are backed by residential mortgage loans and have investment grade ratings by the most recent S&P or Moody’s rating.

We may also make taxable property loans secured by the Residential Properties which are financed by mortgage revenue bonds held by us. We do this in order to provide financing for capital improvements at these properties or to otherwise support property operations when we determine it is in our best long-term interest.

We may acquire interests in multifamily, student, and senior citizen apartment properties (“MF Properties”) in order to position ourselves for future investments in bonds issued to finance these properties and which we expect and believe will generate tax-exempt interest. We currently hold interests in eight MF Properties containing 2,217 rental units, of which two are located in Nebraska, one in Kansas, one in Kentucky, one in Indiana, one in California, and two in Texas. In addition, we may acquire real estate securing our mortgage revenue bonds or taxable property loans through foreclosure in the event of a default.

To restructure each of the MF Properties into a mortgage revenue bond, we team with a third party developer who works to secure a mortgage revenue bond issuance from the local housing authority. Once the developer receives the mortgage revenue bond commitment, we will sell the MF Property to a not-for-profit entity or to a for profit entity in connection with a syndication of LIHTCs under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We expect to acquire the mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. Such restructurings will generally be expected to occur within 36 months of our initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. We will not acquire LIHTCs in connection with these transactions. In the event that the MF Property cannot secure a mortgage revenue bond, we will operate the MF Property until the opportunity arises to sell it at what we believe is its optimal fair value. The MF Property could be sold to any of the following: (1) a LIHTC or other developer, (2) a not-for-profit entity, or (3) a public finance authority. These types of transactions represent a long-term market opportunity for us and will provide us with a pipeline of future bond investment opportunities.

Effective in the second quarter of 2015, the property owners entered into brokerage contracts to sell Bent Tree and Fairmont Oaks, the Consolidated VIEs. As a result, these entities met the criteria for discontinued operations and have been classified as such in the Company’s consolidated financial statements for all periods presented.  As a result, the Company’s consolidated financial statements for 2015 and 2014 consist of four reportable segments: Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and MBS Securities Investments. The Company’s consolidated financial statements for 2013 consist of these four reportable segments plus a Consolidated VIE segment which included Lake Forest. In addition to the reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2, 4, 8, 10, 21, and 22 to the Company consolidated financial statements for additional details.

Properties Management. Seven of the 44 Residential Properties which collateralize the bonds owned by us are managed by America First Properties Management Company, L.L.C. (“Properties Management”), an affiliate of the Partnership’s general partner, America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”). In this regard, Properties Management provides property management services for Ashley Square, Lake Forest Apartments, Cross Creek, Greens of Pine Glen, (the “Greens Property”) Crescent Village, Willow Bend and Post Woods (collectively, the “Ohio Properties”), and each of the MF Properties. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to us and helps assure these properties are being operated in compliance with operating restrictions imposed by the terms of the applicable bond financing and/or LIHTC relating to these properties.

Business Objectives and Strategy

Our business objectives are to (i) preserve and protect our capital, (ii) provide regular cash distributions to our Unitholders which we expect and believe are substantially exempt from federal income tax, and (iii) generate additional returns from appreciation of real estate or the opportunistic sale of the asset investments. We have sought to meet these objectives by primarily investing in a portfolio of mortgage revenue bonds that were issued to finance, and are secured by mortgages on, multifamily, student, and senior citizen residential properties. Certain of these bonds may be structured to provide a potential for an enhanced yield through the payment of contingent interest which is payable out of net cash flow from operations and net capital appreciation of the financed multifamily residential properties. We expect and believe that any contingent interest we receive will be exempt from inclusion in gross income for federal income tax purposes.

We are pursuing a business strategy of acquiring additional mortgage revenue bonds and other investments on a leveraged basis in order to (i) increase the amount of interest available for distribution to our Unitholders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale. We are pursuing this growth strategy by investing in additional mortgage revenue bonds and other investments as permitted by the Amended and Restated LP Agreement, taking advantage of attractive financing structures available in the securities market, and entering into interest rate risk management instruments. We may finance the acquisition of additional mortgage revenue bonds and other investments through the reinvestment of cash flow, the issuance of additional units, lines of credit, or securitization financing using our existing portfolio of mortgage revenue bonds. Our current operating policy is to use securitizations or other forms of leverage which will not exceed 65% of the total Partnership assets. The assets are defined as the par value of the mortgage revenue bonds, PHC Certificates, MBS Securities, initial finance costs, and the MF Properties at cost.  See the discussion of financing arrangements and liquidity and capital resources in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In connection with our business strategy, we continually assess opportunities to reposition our existing portfolio of mortgage revenue bonds. The principal objective of this assessment is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our Unitholders. In some cases, we may elect to redeem selected mortgage revenue bonds that have experienced significant appreciation. Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required which, if sufficient sale or refinancing proceeds exist, may entitle us to receive payment of contingent interest on our bond investment. In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets. The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives.

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

Each of these bond structures permits the issuance of mortgage revenue bonds to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily residential project financed with mortgage revenue bonds that are purportedly tax-exempt must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. In each case, the balance of the rental units in the multifamily residential project may be rented at market rates (unless otherwise restricted by local housing authorities). With respect to private activity bonds issued under Section 142(d) of the Internal Revenue Code, the owner of the multifamily residential project may elect, at the time the bonds are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). The mortgage revenue bonds that were secured by Residential Properties issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. There are no Treasury Regulations related to the mortgage revenue bonds which are collateralized by the commercial property.

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

Investment Types

Mortgage Revenue Bonds. We invest in mortgage revenue bonds that are secured by a mortgage or deed of trust on Residential Properties and a commercial property. Each of these bonds bears interest at a fixed annual base rate. Two of the mortgage revenue bonds currently owned by us also provide for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying multifamily residential properties. As a result, the amount of interest earned by us from our investment in mortgage revenue bonds is a function of the net operating income generated by the Residential Properties and the commercial property which collateralize the mortgage revenue bonds. Net operating income from a residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Net operating income from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment.

Other Securities. We may invest in other types of securities that may or may not be secured by real estate. These securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of our assets at the time of acquisition.

PHC Certificates. The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. The PHC Certificates have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The PHC Certificates rating by Standard & Poor’s is investment grade as of December 31, 2015.

MBS Securities. We also invest in state-issued MBS Securities that are backed by residential mortgage loans. These MBS Securities are rated investment grade by Standard & Poor’s or Moody’s as of December 31, 2015. In January 2016, the

Partnership sold all of its MBS Securities. See Notes 7 and 19 to the Company’s consolidated financial statements for additional details.

Taxable Property Loans. We may also make taxable property loans secured by Residential Properties which are financed by mortgage revenue bonds that are held by us.

Interests in Real Property. As part of our growth strategy, we may acquire direct or indirect interests in MF Properties to position ourselves for a future investment in mortgage revenue bonds issued to finance the acquisition or substantial rehabilitation of such MF Properties by a new owner. A new owner would typically seek to obtain LIHTCs in connection with the issuance of the new mortgage revenue bonds, but if LIHTCs had previously been issued for the property, such a restructuring could not occur until the expiration of a 15-year compliance period for the initial LIHTCs. We may acquire an interest in MF Properties prior to the end of the LIHTC compliance period. After the LIHTC compliance period, we would expect to sell our interest in such MF Property to a new owner which could syndicate new LIHTCs and seek mortgage revenue bond financing on the MF Property which we could acquire. We will not acquire LIHTCs in connection with these transactions. In the event that the MF Property cannot secure a mortgage revenue bond, we will operate the MF Property until the opportunity arises to sell it at what we believe is our optimal fair value. The MF Property could be sold to any of the following: (1) a LIHTC or other developer, (2) a not-for-profit entity, or (3) a public finance authority. These types of transactions represent a long-term market opportunity for us and will provide us with a pipeline of future bond investment opportunities.

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

In addition to mortgage revenue bonds, the federal government promotes affordable housing through the use of LIHTCs for affordable multifamily rental housing. The syndication and sale of LIHTCs along with mortgage revenue bond financing is attractive to developers of affordable housing because it helps them raise equity and debt financing for their projects. Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. We do not invest in LIHTCs, but are attracted to mortgage revenue bonds that are issued in association with federal LIHTC syndications because in order to be eligible for federal LIHTCs a property must either be newly constructed or substantially rehabilitated and therefore, may be less likely to become functionally obsolete in the near term than an older property. There are various requirements in order to be eligible for federal LIHTCs, including rent and tenant income restrictions. In general, the property owner must elect to set aside either 40% or more of the property’s residential units for occupancy by individuals whose income is 60% or less of the area median gross income or 20% or more of the property’s residential units for occupancy by individuals whose income is 50% or less of the area median gross income. These units remain subject to these set aside requirements for a minimum of 30 years.

Economic weakness in real estate and municipal bond markets may limit our ability to access additional debt financing that we use to partially finance our investment portfolio or otherwise meet our liquidity requirements. The inability to access debt financing may result in adverse effects on our financial condition and results of operations. There can be no assurance that we will be able to finance additional acquisitions of mortgage revenue bonds through either additional equity or debt financing. Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term. National economic conditions, including sluggish job and income growth and low home mortgage interest rates, may also have a negative effect on some of the Residential Properties which collateralize our mortgage revenue bond investments and our MF Properties in the form of lower occupancy. In addition, the Residential Properties and MF Properties which have not reached stabilization (which is 90% occupancy for 90 days and the achievement of 1.15 times debt service coverage ratio on amortizing debt service during the period) will result in lower economic occupancy. The overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the stabilized Residential Properties that we have financed with mortgage revenue bonds was approximately 90% during 2015 and 91% during 2014. The economic occupancy of the stabilized MF Properties has increased to approximately 90% during 2015 as compared to 87% during 2014.

Financing Arrangements

We may finance the acquisition of additional mortgage revenue bonds or other investments through the reinvestment of cash flow, the issuance of additional units, lines of credit, or with debt financing collateralized by our existing portfolio of mortgage revenue bonds or other investments, including the securitization of these bonds.

Debt Financing. We utilize leverage to enhance investor returns. We use target constraints for each type of financing utilized by us to manage an overall 65% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65%. Our overall leverage constraint, total outstanding debt divided by total partnership assets using the carrying value of the mortgage revenue bonds, PHC Certificates, MBS Securities, initial finance costs, and the MF Properties at cost, was approximately 65%, as of December 31, 2015.

Equity Financing. There were no issuances of additional beneficial unit certificates (“BUCs”) in 2015. For additional details, see Note 14 to the Company’s consolidated financial statements.

Recent Developments

The following table presents information regarding the investment activity of the Partnership for the years ended December 31, 2015 and 2014:

Recent Investment Activity	Year	#	Amount in 000's	Retired Debt or Note in 000's	Tier 2 income in 000's (1)	Notes to the Company's consolidated financial statements
Mortgage Revenue Bond Sales and Redemptions
Mortgage revenue bonds - Series B	2015	3	$5,795	N/A	N/A	5
MBS Securities	2014	4	28,100	$22,000	N/A	7, 12
Mortgage revenue bonds	2014	2	31,600	N/A	3,673	5

Mortgage Revenue Bonds and other Asset Acquisitions
Mortgage revenue bonds	2015	22	183,070	N/A	N/A	5
Notes receivable - new subsidiary	2015	2	7,727	N/A	N/A	9
Note receivable	2015	1	2,800	2,800	N/A	9
Mortgage revenue bond restructured	2015	1	11,500	N/A	N/A	5
Mortgage revenue bond exchanged for MF Property	2015	1	43,564	N/A	N/A	5, 8
Land purchased	2015	1	2,900	N/A	N/A	8
Forward bond commitments	2015	3	48,440	N/A	N/A	18

Mortgage revenue bonds	2014	15	138,095	N/A	N/A	5
Mortgage revenue bonds restructured	2014	12	59,335	N/A	N/A	9
Land purchased	2014	1	3,000	N/A	N/A	8
Forward bond commitments	2014	2	29,900	N/A	N/A	18

MF Property
MF Properties sold	2015	2	16,200	7,500	4,600	8

(1) See Item 7, "Cash Available for Distribution" section of the Company's report.

Recent Financing Activities

The following table presents information regarding the financing activities of the Partnership for the years ended December 31, 2015 and 2014:

Recent Financing and Derivative Activity	Year	#	Amount of Change in Debt or Derivative in 000's	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Company's consolidated financial statements
TOB Financing with DB	2015	5	$56,700	Yes	N/A	12
M33 TEBS Financing	2015	1	84,300	Yes	N/A	12
Additional borrowing due to restructured TOB Financing with DB	2015	8	12,500	Yes	N/A	12
LOCs	2015	4	18,922	No	N/A	11
M24 principal paid upon Consolidated VIE sales	2015	2	(14,002)	Yes	N/A	12
Interest rate derivatives	2015	5	573	N/A	3.0%	16
TOB Financing with DB	2014	5	92,200	Yes	N/A	12
M31 TEBS Financing	2014	1	94,700	Yes	N/A	12

(1) See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" section of the Company's report.

Management and Employees

We are managed by our General Partner which is controlled by its general partner, the Burlington Capital Group LLC (“Burlington”). The persons acting as the Board of Managers and executive officers of Burlington act as our directors and executive officers. Certain services are provided to us by other employees of Burlington and we reimburse Burlington for its allocated share of these salaries and benefits. We are not charged, and do not reimburse Burlington, for the services performed by executive officers of Burlington. As of December 31, 2015, we had no employees.

Competition

We compete with private investors, lending institutions, trust funds, investment partnerships, and other entities with objectives similar to ours for the acquisition of mortgage revenue bonds and other investments. This competition could reduce the availability of mortgage revenue bonds for acquisition and reduce the interest rate that issuers pay on these bonds.

Because we hold mortgage revenue bonds secured by Residential Properties, a commercial property, and hold an interest in the MF Properties, we may be considered to be in competition with other real estate in the same geographic areas. In each city in which the properties financed by the mortgage revenue bonds owned by us or MF Properties are located, such properties compete with a substantial number of other multifamily rental properties. Multifamily rental properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the multifamily, student, and senior citizen residential properties financed or owned by us must offer quality apartments at competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Residential Properties and MF Properties may also offer rental concessions, such as free rent to new tenants for a stated period. These Residential Properties and MF Properties also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters

We believe each of the MF Properties, the Residential Properties, and the commercial property are in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters. We are not aware of any environmental contamination at any of these properties that would require any material capital expenditure by the underlying properties, and therefore the Partnership, for the remediation thereof.

Tax Status

We are classified as a partnership for federal income tax purposes and accordingly, there is no provision for income taxes. The distributive share of our income, deductions and credits is included in each Unitholder’s income tax return.

We hold interests in all of the MF Properties except the Suites on Paseo through a subsidiary which is a “C” corporation for income tax purposes. This subsidiary files a separate income tax return. Therefore, we are only subject to income taxes on these investments to the extent we receive dividends from the subsidiary.

We consolidate separate legal entities who record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships, and limited liability companies. The Bent Tree and Fairmont Oaks Consolidated VIEs results of operations were reported as discontinued operations for all periods as presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) reporting purposes and are separate legal entities for all years presented. The Lake Forest Consolidated VIE results of operations were reported for GAAP reporting purposes as a separate legal entity in 2013. We do not believe the consolidation of VIEs for reporting under GAAP will impact our tax status, amounts reported to Unitholders on Internal Revenue Service (“IRS”) Form K-1, our ability to distribute income to Unitholders which we believe is tax-exempt, the current level of quarterly distributions, or the tax-exempt status of the underlying mortgage revenue bonds.

All financial information in this Annual Report on Form 10-K presented on the basis of Accounting Principles Generally Accepted in the United States of America, is that of the Partnership and the VIEs on a consolidated basis. All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. As used in this document, the “Company” refers to the Partnership, its wholly-owned subsidiaries, and its Consolidated VIEs as discussed in Notes 2, 4, 8, 10, 21, and 22 to the  Company's consolidated financial statements.

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

We do not have any employees of our own. Employees of Burlington, acting through our general partner, are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations. In connection with our operation, AFCA 2 is entitled to an administrative fee in an amount equal to 0.45% per annum of the principal amount of the revenue bonds, other tax-exempt investments, other investments, and taxable property loans held by us. When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to us on the mortgage revenue bond on that property. Our Amended and Restated LP Agreement provides that the administrative fee will be paid directly by us with respect to any investments for which the administrative fee is not payable by the property owner or a third party. In addition, our Amended and Restated LP Agreement provides that we will pay the administrative fee to the General Partner with respect to any foreclosed mortgage revenue bonds.

AFCA 2 may also earn mortgage placement fees in connection with the identification and evaluation of additional investments that we acquire. In addition, an affiliate of AFCA 2, Farnam Capital Advisors, LLC (“FCA”), acts as an origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Company. Any fees will be paid by the owners of the properties financed by the acquired mortgage revenue bonds out of bond proceeds or by the Partnership. The amount of fees, if any, will be subject to negotiation between AFCA 2, its affiliate, and such property owners.

Properties Management is an affiliate of Burlington that is engaged in the management of multifamily, student and senior citizen residential properties. Properties Management earns a fee paid out of property revenues. Properties Management may also seek to become the manager of multifamily, student and senior citizen residential properties financed by additional mortgage revenue bonds acquired by us, subject to negotiation with the owners of such properties. If we acquire ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, earn a fee payable out of property revenues.

Our sole limited partner is America First Fiduciary Corporation Number Five, a Nebraska corporation. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner to outside third party investors. Because each such outside third party effectively holds a share of the sole limited partner’s rights and obligations as a limited partner, BUCs are also referred to herein as “shares” or “units” for purposes of calculating amounts per BUC, and the holders thereof are referred to as “Unitholders.”

Information Available on Website

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.ataxfund.com as soon as reasonably practical after they are filed with the SEC. The information on the website is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors

Our financial condition, results of operations, and cash flows are affected by various factors, many of which are beyond our control. These include the following:

Cash distributions from us may change depending on the amount of cash available for distribution.

Currently cash distributions are made to its Unitholders at an annual rate of $0.50 per unit. The amount of the cash per unit distributed by us may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available to us for this purpose. During the years ended December 31, 2015 and 2014, we generated Cash Available for Distribution of $0.53 and $0.40 per unit, respectively. For the year ended December 31, 2014, the difference between the $0.50 cash distribution paid and the $0.40 per unit cash available for distribution (“CAD”) reported represented return of capital to Unitholders for the 2014 year. Although we may supplement our cash available for distribution with unrestricted cash, unless we are able to increase our cash receipts through completion of our current investment plans, we may need to reduce the level of cash distributions per unit from the current level. In addition, there is no assurance that we will be able to maintain our current level of annual cash distributions per unit even if we complete our current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our units.

The receipt of interest and principal payments on our mortgage revenue bonds will be affected by the economic results of the underlying Residential Properties and a commercial property.

Although our mortgage revenue bonds are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority. Instead, each of these revenue bonds is backed by a non-recourse loan made to the owner of the underlying Residential Properties and commercial property. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the mortgage revenue bond, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property, (except in cases where a property owner has provided a limited guarantee of certain payments). This makes our investments in these mortgage revenue bonds subject to risks usually associated with direct investments in multifamily real estate. If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our mortgage revenue bond on the property, a default may occur. Net cash flow and net sale proceeds from a particular property are applied only to debt service payments of the particular mortgage revenue bond secured by that property and are not available to satisfy debt service obligations on other mortgage revenue bonds that we hold. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of base and contingent interest that we earn on our mortgage revenue bonds, and whether or not we will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying properties.

The net cash flow from the operation of a property may be affected by many things, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other similar multifamily, student, or senior citizen residential properties, mortgage rates for single-family housing, and general and local economic conditions. In most of the markets in which the properties financed by our mortgage revenue bonds are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants. Low mortgage interest rates and federal tax credits make single-family housing more accessible to persons who may otherwise rent apartments.

The value of the properties is the only source of repayment of our mortgage revenue bonds.

The principal of most of our mortgage revenue bonds does not fully amortize over their terms. This means that all or some of the balance of the mortgage loans underlying these bonds will be repaid as a lump-sum “balloon” payment at the end of the term. The ability of the property owners to repay the mortgage loans with balloon payments is dependent upon their ability to sell the properties securing our mortgage revenue bonds or obtain adequate refinancing. The mortgage revenue bonds are not personal obligations of the property owners, and we rely solely on the value of the properties securing these bonds for security. Similarly, if a mortgage revenue bond goes into default, our only recourse is to foreclose on the underlying property. If the value of the underlying property securing the bond is less than the outstanding principal balance and accrued interest on the bond, we will incur a loss.

In the event a property securing a mortgage revenue bond is not sold prior to the maturity or refinancing of the bond, any contingent interest payable from the net sale or refinancing proceeds of the underlying property will be determined on the basis of the appraised value of the underlying property. Real estate appraisals represent only an estimate of the value of the property being appraised and are based on subjective determinations, such as the extent to which the properties used for comparison purposes are comparable to the property being evaluated and the rate at which a prospective purchaser would capitalize the cash flow of the property to determine a purchase price. Accordingly, such appraisals may result in us realizing less contingent interest from a mortgage revenue bond than we would have realized had the underlying property been sold or refinanced.

There is additional credit risk when we make a taxable loan on a property.

The taxable property loans that we make to owners of the Residential Properties that secure mortgage revenue bonds held by us are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments on these taxable property loans is the net cash flow generated by these properties or the net proceeds from the sale or refinance of these properties. The net cash flow from the operation of a property may be affected by many things as discussed above. In addition, any payment of principal and interest on a taxable property loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the mortgage revenue bond secured by the same property. As a result, there may be a higher risk of default on the taxable property loans than on the associated mortgage revenue bonds. If a property is unable to sustain net cash flow at a level necessary to pay current debt service obligations on the taxable property loan on such property, a default may occur. While these taxable property loans are secured by the underlying properties, in general, we do not expect to pursue foreclosure or other remedies against a property upon default of a taxable property loan if the property is not in default on the mortgage revenue bonds financing the property.

There are risks associated with our strategy of acquiring ownership interests in MF Properties in anticipation of future bond financings of these projects.

To facilitate our investment strategy of acquiring additional mortgage revenue bonds secured by Residential Properties, we may acquire ownership positions in MF Properties that we expect to ultimately sell as part of a syndication of LIHTCs after the expiration of the compliance period relating to existing LIHTCs issued with respect to the MF Properties. Our plan is to provide mortgage revenue bond financing to the new property owners at the time of a syndication of new LIHTCs in connection with a rehabilitation of these MF Properties. The market for LIHTC syndications may be negatively affected from time to time by economic and market conditions. For this and other reasons, we may not be able to sell our interest in these MF Properties after the applicable LIHTC compliance period. In addition, the value of our interest in these MF Properties will be affected by the economic performance of the MF Properties and other factors generally affecting the value of residential rental properties. As a result, we may incur a loss upon the sale of our interest in an MF Property. In addition, we may not be able to acquire mortgage revenue bonds on the MF Properties even if we are able to sell our interests in the MF Properties. During the time we own an interest in an MF Property, any net income we receive from these these MF Properties will not be exempt from federal or state income taxation.

Any future issuances of additional units could cause their market value to decline.

We may issue additional units from time to time in order to raise additional equity capital. The issuance of additional units could cause dilution of the existing units and a decrease in the market price of the units. In addition, if additional units are issued but we are unable to invest the additional equity capital in assets that generate what we expect and believe to be tax-exempt income at levels at least equivalent to our existing assets, the amount of cash available for distribution on a per unit basis may decline.

We may suffer adverse consequences from changing interest rates.

We have financed the acquisition of some of our assets using variable-rate debt financing. The interest that we pay on these financings fluctuates with specific interest rate indices. All of our mortgage revenue bonds bear interest at fixed rates and, notwithstanding the contingent interest feature on some of these bonds, the amount of interest we earn on these bonds will not increase with a general rise in interest rates. Accordingly, an increase in our interest expense due to an increase in the applicable interest rate index used for our variable rate debt financing will reduce the amount of cash we have available for distribution to Unitholders and may affect the market value of our units. Our use of derivatives is designed to mitigate some but not all of the exposure to the negative impact of a higher cost of borrowing.

An increase in interest rates could also decrease the market value of our mortgage revenue bonds. A decrease in the market value of our mortgage revenue bonds could also decrease the amount we could realize on the sale of our investments and would thereby decrease the amount of funds available for distribution to our Unitholders. During periods of low prevailing interest rates, the interest rates we earn on new mortgage revenue bonds that we acquire may be lower than the interest rates on our existing portfolio of mortgage revenue bonds.

To the extent we finance the acquisition of additional mortgage revenue bonds through the issuance of additional units or from the proceeds from the sale of existing mortgage revenue bonds and we earn a lower interest rate on these additional mortgage revenue bonds, the amount of cash available for distribution on a per unit basis may be reduced.

We are subject to various risks associated with our derivative agreements.

We use derivative instruments to mitigate some, but not all, of the risks to which we are exposed as a result of changing interest rates. There is no assurance that these instruments will fully insulate us from the interest rate risks to which we are exposed. In addition, there are costs associated with these derivative instruments and these costs may not ultimately exceed the losses we would have suffered, if any, had these instruments not been in place. There is also a risk that the counterparty to such an instrument will be unable to perform its obligations to us. If a liquid secondary market does not exist for these instruments, we may be required to maintain a derivative position until exercise or expiration, which could result in losses to us. In addition, we are required to record the fair value of these derivative instruments on our financial statements by recording changes in their values as interest earnings or expense. This can result in significant period to period volatility in our reported net income over the term of these instruments.

There are risks associated with debt financing programs that involve securitization of our mortgage revenue bonds, PHC Certificates, and MBS Securities.

We have obtained debt financing through the securitization of our mortgage revenue bonds, PHC Certificates, and MBS Securities and may obtain this type of debt financing in the future. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors and a residual interest to us. The trust or other entity receives all of the interest payments from its underlying mortgage revenue bonds, PHC Certificates, and MBS Securities from which it pays interest on the senior security at a variable or fixed rate. As the holder of the residual interest, we are entitled to any remaining interest received by the trust holding the securitized asset after it has paid the full amount of interest due on the senior security and all of the expenses of the trust, including various fees to the trustee, remarketing agents, credit providers, and liquidity providers. Specific risks generally associated with these asset securitization programs include the following:

Changes in short-term interest rates can adversely affect the cost of an asset securitization financing.

The interest rate payable on the senior securities resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index usually tied to interest rates on short-term instruments. In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may require an increase to the interest rate paid on the senior securities in order to successfully remarket these securities. Any increase in interest rate payable on the senior securities will result in more of the underlying interest being used to pay interest on the senior securities leaving less interest available to us. As a result, higher short-term interest rates will reduce, and could even eliminate, our return on a residual interest in this type of financing.

Payments on the residual interests in these financing structures are subordinate to payments on the senior securities and to payment of trust expenses and there are no party guarantees to the payment of any amounts under the residual interests.

We hold a residual interest (known as Class B interests in the TEBS Financing facilities with Freddie Mac and residual participating interests (“LIFER”s) in the TOB financing facilities) in the securitization trusts established for the debt financing facilities. These residual interests are subordinate to the senior securities sold to investors. As a result, none of the interest received by such a trust will be paid to us as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and other trust expenses satisfied. As the holder of a residual certificate in these trusts, we can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual certificates. No third party guarantees the payment of any amount on the residual certificates.

Termination of an asset securitization financing can occur for a number of reasons which could cause us to lose the assets and other collateral we pledged for such financing.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for a number of different reasons relating to problems with the assets or problems with the trust itself. Problems with the assets that could cause the trust to collapse include payment or other defaults or a determination that the interest on the assets is taxable. Problems with a trust include a downgrade in the investment rating of the senior securities that it has issued, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain credit or liquidity for the trust. In each of these cases, the trust will be collapsed and the mortgage revenue bonds and other collateral held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts then we will be required, through our guarantee of the trusts, to fund any such shortfall. As a result, we, as holder of the residual interest in the trust, may not only lose our investment in the residual certificates but could also realize additional losses in order to fully repay trust obligations to the senior securities.

An insolvency or receivership of the program sponsor could impair our ability to recover the assets and other collateral pledged by it in connection with a bond securitization financing.

In the event the sponsor of an asset securitization financing program becomes insolvent, it could be placed in receivership. In that situation, it is possible that we would not be able to recover the investment assets and other collateral it pledged in connection with the securitization financing or that it would not receive all or any of the payments due from the trust or other special purpose entity on the residual interest held by us in such trust or other entity.

Conditions in the credit markets may increase our cost of borrowing or may make financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Economic conditions in international and domestic credit markets have been, and remain, challenging. Tighter credit conditions and slower economic growth combined with continued concerns about the systemic impact of high unemployment, low wage growth, restricted availability of credit, and overall business and consumer confidence have contributed to a slow economic recovery and it is unclear when and how quickly conditions and markets will improve. As a result of these economic conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, providing funding to borrowers. As a result, our access to debt and equity financing may be adversely affected. If these market and economic conditions continue, they may limit our ability to replace or renew maturing debt financing on a timely basis and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

Federal regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may require us to unwind our tender option bond financing facilities.

On December 10, 2013, U.S. regulators finalized the “Volcker Rule” adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which limits the ability of banking entities to sponsor or invest in certain types of “covered funds” (such as private equity funds and hedge funds) or to engage in certain types of proprietary trading in the U.S. The Volcker Rule restricts banking entities from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with certain “covered funds.” As currently structured, TOB Trusts like those used as part of our TOB financing program with DB, fit within the definition of “covered funds” and will be affected by the Volcker Rule. The Volcker Rule does not apply to Freddie Mac or more specifically, the M33, M31 and M24 TEBS Financing facilities with Freddie Mac.

The regulators specifically noted that banks will need to evaluate if TOB Trusts are, in fact, covered funds and if so, whether an exception to the definition is available. The regulators declined to provide a specific exclusion from the definition of “covered funds” for TOB financing programs. The preamble also notes that participation in a TOB transaction is not prohibited per se, but is subject to the same restrictions on other covered funds. The effective date for the Volcker Rule was April 1, 2014, however the rule provides for a phase in period during which time banks need to make good faith efforts to have full compliance with the rule by July 21, 2015. The Federal Reserve has extended this conformance period until July 21, 2016, and has announced it intends to grant a further extension until July 21, 2017, provided that the interest in the covered fund was established prior to December 31, 2013. At this time, industry participants are working together to modify the structure of TOBs generally so that they qualify for one of the exceptions contained in the Volcker Rule. As discussed elsewhere in this document, we had approximately $216.5 million and $174.3 million of outstanding debt financing under our TOB program with DB as of December 31, 2015 and 2014, respectively. If DB terminates its participation in the TOB program, we would need to find another source of financing to replace the DB TOB financing. We may not, however, be able to secure such replacement financing and if we can get replacement financing, such financing may be on terms less favorable than those offered by DB. Any changes to our TOB financing program with DB required by the Volcker Rule could have an adverse effect on our financial condition and results of operations.

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

Our mortgage revenue bonds and PHC Certificates are illiquid assets and their value may decrease.

Our mortgage revenue bonds and PHC Certificates are relatively illiquid, and there is no existing trading market for them. As a result, there are no market makers, price quotations, or other indications of a developed trading market for these mortgage revenue bonds and PHC Certificates. In addition, no rating has been issued on any of the existing mortgage revenue bonds and we do not expect to obtain ratings on mortgage revenue bonds we may acquire in the future. Accordingly, any buyer of these mortgage revenue bonds would need to perform its own due diligence prior to a purchase. As a result, our ability to sell our mortgage revenue bonds and PHC Certificates, and the price we may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and a number of other market conditions. As a result, such a sale could result in a loss to us.

Delay, reduction, or elimination of appropriations from the U.S. Department of Housing and Urban Development can result in payment defaults on our investments in PHC Trusts.

We have acquired interests, LIFERS, in three PHC TOB Trusts, which, in turn, hold PHC Certificates that have been issued by three PHC Trusts which hold custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities solely out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. Annual appropriations for the Capital Fund Program must be determined by Congress each year, and there is no assurance that Congress will continue to make such appropriations at current levels or at all. If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates. The failure of public housing authorities to pay principal and interest on these loans will reduce or eliminate the payments received by us from the PHC TOB Trusts.

A reduction in the rating of PHC Certificates and MBS Securities below investment grade would result in the liquidation of the investment in that TOB Trust

Our investment in PHC Certificates and MBS Securities are made pursuant to the provision of our Amended and Restated LP Agreement that allows investment in securities that are not mortgage revenue bonds backed by multifamily housing projects provided that these alternative securities are rated investment grade in one of the four highest rating categories by at least one nationally recognized securities rating agency and provide what we expect and believe to be tax-exempt income. In the event the investment rating of any of the PHC Certificates held by a PHC TOB Trust or any of the MBS Securities was reduced to less than investment grade, the trustee of the TOB Trust has no obligation to divest of that securitized asset. Accordingly, we would be required to liquidate our LIFERS in that TOB Trust or liquidate the TOB Trust entirely. The TOB Trusts have no obligation to purchase the LIFERS and there is no established trading market for the LIFERS. Likewise, if we liquidate the TOB Trust, any downgrade in the investment rating of the PHC Certificates or MBS Securities will likely decrease the value of the investment. As a result, we may not be able to divest our position in these LIFERS or terminate the TOB Trusts without incurring a material loss.

Prepayment rates on the mortgage loans underlying our MBS Securities may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

Our MBS Securities are secured by pools of mortgages on residential properties. In general, the mortgages which collateralize our MBS Securities may be prepaid at any time without penalty. Prepayments on our MBS Securities result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such MBS. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the MBS Securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the MBS Securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, and other factors, all of which are beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid (to the extent such assets are available for us to reinvest in). In addition, the market value of our MBS Securities may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

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

Two of the multifamily housing properties financed by mortgage revenue bonds held by us are located in an area prone to damage from hurricanes and other major storms. The current insurable value of these two properties is approximately $29.7 million. Due to the significant losses incurred by insurance companies in recent years due to damages from hurricanes, many property and casualty insurers now require property owners to assume the risk of first loss on a larger percentage of their property’s value. In general, the current insurance policies on the property financed by us that is located in an area rated for hurricane and storm exposure carry a five percent deductible on the insurable value of the properties. As a result, if either of these properties were damaged in a hurricane or other major storm, the amount of uninsured losses could be significant and the property owner may not have the resources to fully rebuild the property, which could result in a default on the mortgage revenue bonds secured by the property. In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time. Unless a property owner carries rental interruption insurance, this loss of rental income would reduce the cash flow available to pay base or contingent interest on our mortgage revenue bonds collateralized by these properties.

The properties securing our revenue bonds or the MF Properties may be subject to liability for environmental contamination which could increase the risk of default on such bonds or loss of our investment.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator of real property knew of, or was responsible for, the release of such hazardous substances. We cannot assure you that the properties that secure our mortgage revenue bonds or the MF Properties, in which our subsidiaries hold indirect interests, will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the revenue bond secured by the property or otherwise result in a loss of our investment in a property.

If we acquire ownership of Residential Properties we will be subject to all of the risks normally associated with the ownership of commercial real estate.

We may acquire ownership of Residential Properties financed by mortgage revenue bonds held by us in the event of a default on such bonds. We may also acquire indirect ownership of MF Properties on a temporary basis in order to facilitate the eventual acquisition by us of mortgage revenue bonds on these MF Properties. In either case, during the time we own an MF Property, we will generate taxable income or losses from the operations of such property rather than tax exempt interest. In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates, increases in operating expenses, and the ability to refinance if needed. We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse effect on our financial results and ability to make distributions to Unitholders.

There are a number of risks related to the construction of Residential Properties that may affect the mortgage revenue bonds issued to finance these properties.

We may invest in mortgage revenue bonds secured by residential housing properties which are still under construction. Construction of such properties generally takes approximately twelve to eighteen months. The principal risk associated with construction lending is that construction of the property will be substantially delayed or never completed. This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered. If a property is not completed, or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the mortgage revenue bond financing such property or otherwise result in a default under the mortgage loan that secures our mortgage revenue bond on the property. In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our mortgage revenue bond and we may suffer a loss of capital as a result. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable property loan. Any return on this additional investment would be taxable. Also, if we foreclose on a property, we will no longer receive interest on the bond issued to finance the property. The overall return to us from our investment in such property is likely to be less than if the construction had been completed on time or within budget.

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

We have acquired indirect interests in several MF Properties that generated LIHTCs for the previous investors in these properties. When we acquire an interest in an MF Property, it generally must agree to reimburse the prior partners for any liabilities they incur due to a recapture of LIHTCs that result from the failure to operate the MF Property in a manner consistent with the laws and regulations relating to LIHTCs after we acquired our interest in the MF Property. The amount of this recapture liability can be substantial and could negatively impact the financial performance of the MF Property.

We are not registered under the Investment Company Act.

We are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) because we operate under an exemption therefrom. As a result, none of the protections of the Investment Company Act (such as provisions relating to disinterested directors, custody requirements for securities, and regulation of the relationship between a fund and its advisor) will be applicable to us.

We engage in transactions with related parties.

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington. A subsidiary of Burlington acts as our General Partner and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our mortgage revenue bonds or by us. Another subsidiary of Burlington provides on-site management for some of the Residential Properties that underlie our mortgage revenue bonds and each of our MF Properties and earns fees from the property owners based on the gross revenues of these properties. The owners of the limited-purpose corporations which own two of the Residential Properties financed with mortgage revenue bonds and taxable property loans held by us are employees of Burlington who are not involved in our operation or management and who are not executive officers or managers of Burlington. These two Residential Properties are Bent Tree and Fairmont Oaks, which were sold during 2015. Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions. By their nature, related-party transactions may not be considered to have been negotiated at arm’s length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

Unitholders may incur tax liability if any of the interest on our mortgage revenue bonds, PHC Certificates, or MBS Securities is determined to be taxable.

In each mortgage revenue bond transaction, the governmental issuer, as well as the underlying borrower, has covenanted and agreed to comply with all applicable legal and regulatory requirements necessary to establish and maintain the tax-exempt status of interest earned on the mortgage revenue bonds. Failure to comply with such requirements may cause interest on the related issue of bonds to be includable in gross income for federal income tax purposes retroactive to the date of issuance, regardless of when such noncompliance occurs. Should the interest income on a mortgage revenue bond be deemed to be taxable, the bond documents include a variety of rights and remedies that we have concluded would help mitigate the economic impact of taxation of the interest income on the affected bonds. Under such circumstances, we would enforce any and all of such rights and remedies as set forth in the related bond documents as well as any other rights and remedies available under applicable law. In addition, in the event the tax-exemption of interest income on any mortgage revenue bond is challenged by the IRS, we would participate in the tax and legal proceedings to contest any such challenge and would, under appropriate circumstances, appeal any adverse final determinations. The loss of tax-exemption for any particular issue of bonds would not, in and of itself, result in the loss of tax-exemption for any unrelated issue of bonds. However, the loss of such tax-exemption could result in the distribution to our Unitholders of taxable income relating to such bonds.

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

In addition, we have, and may in the future, obtain debt financing through asset securitization programs in which we place mortgage revenue bonds, PHC Certificates, and MBS Securities into trusts and are entitled to a share of the interest received by the trust on these bonds after the payment of interest on senior securities and related expenses issued by the trust, it is possible that the characterization of our residual interest in such a securitization trust could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

Not all of the income received by us is exempt from taxation.

We have made, and may make in the future, taxable property loans to the owners of Residential Properties that collateralize our investments. The interest income earned by us on these taxable property loans is subject to federal and state income taxes. In addition, if we acquire direct or indirect interests in real estate, either through foreclosure of a property securing a mortgage revenue bond or a taxable property loan or through the acquisition of an MF Property, any income we receive from the property will be taxable income from the operation of real estate. In that case, the taxable income received by us will be allocated to our Unitholders and will represent taxable income to them regardless of whether an amount of cash equal to such allocable share of this taxable income is actually distributed to Unitholders.

If we were determined to be an association taxable as a corporation, it will have adverse economic consequences for us and our Unitholders.

We have determined to be treated as a partnership for federal income tax purposes. The purpose of this determination is to eliminate federal and state income tax liability for us and allow us to pass through our interest which we expect and believe to be tax-exempt to our Unitholders so that they are not subject to federal tax on this income. If our treatment as a partnership for tax purposes is successfully challenged, we would be classified as an association taxable as a corporation. This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by us to Unitholders being treated as taxable dividend income to the extent of our earnings and profits. The payment of these dividends would not be deductible by us. The listing of our units for trading on the NASDAQ causes us to be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We expect and believe that substantially all of our gross income will continue to be tax-exempt interest income on our mortgage revenue bonds, but there can be no assurance that will be the case. While we believe that all of this interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income. In such a case, if more than ten percent of our annual gross income in any year is not qualifying income, we will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

To the extent we generate taxable income; Unitholders will be subject to income taxes on this income, whether or not they receive cash distributions.

As a partnership, our Unitholders will be individually liable for income tax on their proportionate share of any taxable income realized by us, whether or not we make cash distributions.

There are limits on the ability of our Unitholders to deduct Partnership losses and expenses allocated to them.

The ability of Unitholders to deduct their proportionate share of the losses and expenses generated by us will be limited in certain cases, and certain transactions may result in the triggering of the Alternative Minimum Tax for Unitholders who are individuals.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Partnership conducts its business operations from and maintains its executive offices at 1004 Farnam Street, Omaha, Nebraska 68102. This property is owned by Burlington and the Partnership believes that this property is adequate to meet its business needs for the foreseeable future.

Each of the Partnership’s mortgage revenue bonds are collateralized by the Residential Properties and commercial properties. The Partnership does not hold title or any other interest in these properties, other than the mortgages securing the bonds.

At December 31, 2015, our wholly-owned subsidiary held interests in one entity that owns an MF Property, Northern View.  Our wholly-owned subsidiary owns six MF Properties, Arboretum, DeCordova, Eagle Village, Weatherford, The 50/50, and Woodland Park. In addition, the Partnership owns The Suites on Paseo directly.

The table below reports the details about the MF Properties as of December 31, 2015.

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2015
Arboretum	Omaha, NE	145	$1,755,147	$19,317,284	$21,072,431
Eagle Village	Evansville, IN	511	567,880	12,594,935	13,162,815
Northern View (f/k/a Meadowview)	Highland Heights, KY	270	688,539	8,062,973	8,751,512
Residences of DeCordova	Granbury, TX	110	1,137,832	8,065,977	9,203,809
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,738,697	7,680,926
Suites on Paseo	San Diego, CA	394	3,162,463	38,216,364	41,378,827
The 50/50 MF Property	Lincoln, NE	475	-	32,910,424	32,910,424
Woodland Park	Topeka, KS	236	1,265,160	14,247,045	15,512,205
					$149,672,949
Less accumulated depreciation (depreciation expense of approximately $5.9 million in 2015)					(16,023,814)
Balance at December 31, 2015					$133,649,135

Item 3.  Legal Proceedings.

The Partnership is periodically involved in ordinary and routine litigation incidental to its business, including foreclosure actions relating to properties securing mortgage revenue bonds held by the Partnership. In our judgment, there are no material pending legal proceedings to which the Partnership is a party or to which any of the properties which collateralize the Partnership’s mortgage revenue bonds are subject a resolution which is expected to have a material adverse effect on the Company’s consolidated results of operations, cash flows, or financial condition.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Partnership’s BUCs trade on the NASDAQ Global Select Market under the trading symbol “ATAX.”  On March 2, 2016, the closing price of our BUCs, as reported on the NASDAQ was $4.91.  The following table sets forth, for the periods indicated, the high and low intraday sales prices of our BUCs and the distributions paid by us in each of the periods listed.

2015	High	Low	Distributions (1)
1st Quarter	$5.84	$5.24	$0.125
2nd Quarter	$5.76	$5.46	$0.125
3rd Quarter	$5.66	$5.08	$0.125
4th Quarter	$5.48	$5.03	$0.125

2014	High	Low	Distributions (1)
1st Quarter	$6.38	$5.81	$0.125
2nd Quarter	$6.11	$5.86	$0.125
3rd Quarter	$6.08	$5.88	$0.125
4th Quarter	$5.92	$5.13	$0.125

(1) Represents distributions declared, on a per unit basis, with respect to that quarter

Stockholder Information

As of December 31, 2015, we had 60,252,928 BUCs outstanding held by a total of approximately 12,000 Unitholders.

Distributions

Future distributions paid by the Partnership will be at the discretion of the Board of Managers and will be based upon financial, capital, and cash flow considerations.

Distributions by quarter for the years ended December 31, 2015 and 2014, respectively, were as follows (amounts in thousands, except per unit amounts):

	Distributions
2015	Declared per unit	Total Paid
1st Quarter	$0.125	$7,531,616
2nd Quarter	$0.125	$7,531,616
3rd Quarter	$0.125	$7,531,616
4th Quarter	$0.125	$7,531,616

	Distributions
2014	Declared per unit	Total Paid
1st Quarter	$0.125	$7,531,616
2nd Quarter	$0.125	$7,531,616
3rd Quarter	$0.125	$7,531,616
4th Quarter	$0.125	$7,531,616

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2015:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	-	-	3,000,000	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	-	-	3,000,000
(1) Represents the units which remain available for future issuance under the America First Multifamily Investors, L. P. 2015 Equity Incentive Plan

Unregistered Sale of Equity Securities

The Partnership did not sell any of its units in 2015, 2014, or 2013 which were not registered under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2011 through 2015.  Item 6 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and Notes filed in Item 8 of this report.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Property revenue	$17,789,125	$14,250,572	$13,115,858	$9,686,414	$8,077,406
Real estate operating expenses	(10,052,669)	(7,796,761)	(7,622,182)	(6,022,923)	(4,947,845)
Depreciation and amortization expense	(8,127,800)	(6,081,500)	(5,823,477)	(4,056,612)	(3,066,582)
Investment income	34,409,809	26,606,234	22,651,622	11,078,467	9,187,291
Contingent interest income	4,756,716	40,000	6,497,160	-	309,990
Other interest income	2,624,262	856,217	1,772,338	150,882	485,679
Gain on mortgage revenue bonds - sale, redemption and retirement	-	3,701,772	-	680,444	445,257
Gain on sale of MF Properties	4,599,109	-	-	-	-
Other income	373,379	188,000	250,000	555,328	294,328
Provision for loss on receivables	-	-	(241,698)	(452,700)	(952,700)
Provision for loan loss	-	(75,000)	(168,000)	-	(4,242,571)
Realized loss on taxable property loans	-	-	(4,557,741)	-	-
Interest expense	(14,826,217)	(11,165,911)	(6,990,844)	(5,275,008)	(5,178,374)
General and administrative expenses	(8,660,889)	(5,547,208)	(4,237,245)	(3,512,233)	(2,764,970)
Income (loss) from continuing operations	22,884,825	14,976,415	14,645,791	2,832,059	(2,353,091)
Income from discontinued operations, (including gain on sale of VIEs of approximately $3.2 million in 2015 and MF Properties of approximately $3.2 million and $1.4 million in 2013 and 2012, respectively)	3,721,397	52,773	3,331,051	2,163,979	679,928
Net income (loss)	26,606,222	15,029,188	17,976,842	4,996,038	(1,673,163)
Less: net (loss) income attributable to noncontrolling interest	(2,801)	(4,673)	261,923	549,194	570,759
Net income (loss) - America First Multifamily Investors, L. P.	26,609,023	15,033,861	17,714,919	4,446,844	(2,243,922)
Less: General Partnersʼ interest in net income	2,474,274	1,056,316	1,416,296	691,312	152,359
Unallocated gain (loss) of Consolidated Property VIEs	3,721,397	(635,560)	(1,116,262)	(1,522,846)	(1,289,539)
Unitholdersʼ interest in net income (loss)	$20,413,352	$14,613,105	$17,414,885	$5,278,378	$(1,106,742)
Unitholdersʼ Interest in net income (loss) per unit (basic and diluted):
Income (loss) from continuing operations	$0.34	$0.25	$0.32	$0.09	$(0.06)
Income from discontinued operations	$-	$-	$0.08	$0.05	$0.02
Net income (loss), basic and diluted, per unit	$0.34	$0.25	$0.40	$0.14	$(0.04)
Distributions paid or accrued per BUC	$0.50	$0.50	$0.50	$0.50	$0.50
Weighted average number of BUCs outstanding, basic and diluted	60,252,928	59,431,010	43,453,476	37,367,600	30,122,928
Mortgage revenue bonds, at fair value	$47,366,656	$70,601,045	$68,946,370	$45,703,294	$26,542,565
Mortgage revenue bonds held in trust, at fair value	$536,316,481	$378,423,092	$216,371,801	$99,534,082	$109,152,787
Public housing capital fund trusts, at fair value	$60,707,290	$61,263,123	$62,056,379	$65,389,298	$-
Mortgage-backed securities, at fair value	$14,775,309	$14,841,558	$37,845,661	$32,121,412	$-
Real estate assets, net	$141,017,390	$110,351,512	$90,112,037	$71,932,938	$61,005,002
Total assets held for sale	$-	$13,204,015	$13,748,427	$46,854,190	$52,471,633
Total assets	$872,514,595	$744,239,217	$534,233,032	$413,150,755	$297,976,545
Total debt of continuing operations	$543,645,402	$422,066,834	$314,361,320	$217,067,507	$148,137,455
Total debt of discontinued operations	$-	$-	$-	$-	$10,779,428
Cash flows provided by operating activities	$19,387,418	$17,444,171	$14,232,724	$7,482,090	$10,229,300
Cash flows used in investing activities	$(138,703,473)	$(105,887,640)	$(158,421,463)	$(97,296,115)	$(31,811,420)
Cash flows provided by financing activities	$87,158,494	$126,318,797	$125,175,254	$99,932,112	$28,518,485
Cash Available for Distribution ("CAD")(1)	$31,805,648	$23,636,650	$18,379,205	$12,288,089	$10,612,090

(1) To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the General Partner (as defined in the Amended and Restated LP Agreement), interest rate derivative income or expense (including adjustments to fair value), provision for loan losses, provision for loss on receivables, impairments on assets, deferred gain and related interest, bond discount amortization net of cash received, losses related to Consolidated VIEs, and depreciation and amortization expense on MF Property assets are added back to our  net income (loss) as computed in accordance with GAAP. We use CAD as a supplemental measurement of our ability to pay distributions.  We believe CAD provides relevant information about our operations and is necessary along with net income (loss) for understanding its operating results.

We utilize a calculation of CAD as a means to determine our ability to make distributions to Unitholders.  We believe CAD provides relevant information about our operations and is necessary along with net income for understanding our operating results.  Net income is the GAAP measure most comparable to CAD.  There is no generally accepted methodology for computing CAD, and our computation of CAD may not be comparable to CAD reported by other companies.  Although we consider CAD to be a useful measure of our operating performance, CAD is a non-GAAP measure and should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

The following sets forth a reconciliation of our net income (loss) as determined in accordance with GAAP and our CAD for the periods set forth.

	2015	2014	2013	2012	2011
Net income - America First Multifamily Investors L.P.	$26,609,023	$15,033,861	$17,714,919	$4,446,844	$(2,243,922)
Net (income) loss related to VIEs and eliminations due to consolidation	(3,721,397)	635,560	1,116,262	1,522,846	1,289,539
Net income before impact of VIE consolidation	22,887,626	15,669,421	18,831,181	5,969,690	(954,383)
Change in fair value of derivatives and interest rate derivative amortization	1,802,655	2,003,350	283,610	944,541	2,083,521
Depreciation and amortization expense (Partnership only)	8,127,800	6,081,500	5,365,376	3,437,684	2,280,222
Provision for loan loss	-	75,000	168,000	-	4,242,571
Tier 2 Income distributable to the General Partner (1)	(2,338,956)	(937,106)	(484,855)	(657,933)	(170,410)
Developer income (2)	18,159	619,948	528,000	-	-
Bond purchase premium (discount) amortization (accretion) (net of cash received)	1,300,932	116,329	256,615	160,464	(100,998)
Provision for loss on receivables	-	-	241,698	452,700	952,700
Depreciation and amortization related to discontinued operations	7,432	8,208	19,285	462,574	888,811
Deposit liability gain - sale of the Ohio Properties (1)	-	-	(1,775,527)	-	-
Deposit Liability gain - sale of the Greens Property (3)	-	-	(1,401,656)	-	-
Greens Property deferred interest and reversal of deferral (4)	-	-	(135,264)	135,264	-
Ohio Properties deferred interest and reversal of deferral (5)	-	-	(3,517,258)	1,383,105	1,390,056
CAD	$31,805,648	$23,636,650	$18,379,205	$12,288,089	$10,612,090
Weighted average number of units outstanding,
basic and diluted	60,252,928	59,431,010	43,453,476	37,367,600	30,122,928
Net income (loss), basic and diluted, per unit	$0.34	$0.25	$0.40	$0.14	$(0.04)
Total CAD per unit	$0.53	$0.40	$0.42	$0.33	$0.35
Distributions per unit	$0.50	$0.50	$0.50	$0.50	$0.50

(1) As described in Note 3 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the Unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•

For the year ended December 31, 2015, the Consolidated VIEs were sold and we realized approximately $4.8 million of contingent interest and 25% of Tier 2 income due to the General Partner of approximately $1.2 million. In addition, we reported the sale of Glynn Place and The Colonial which resulted in an approximately $1.2 million and $3.4 million gain, respectively, and 25% of Tier 2 income due to the General Partner was approximately $297,000 and $854,000, respectively.

•

For the year ended December 31, 2014, we realized the sale of the Autumn Pines bond which resulted in an approximate $873,000 gain and Tier 2 income due to the General Partner of approximately $218,000, realized the redemption of the Lost Creek bond which resulted in an approximate $2.8 million gain and Tier 2 income due to the General Partner of approximately $709,000, and received contingent interest from Ashley Square generating $10,000 of Tier 2 income due to the General Partner.

•

For the year ended December 31, 2013, we realized approximately $1.9 million in Tier 2 income from the Iona Lakes mortgage revenue bond redemption.  We determined that approximately $1.8 million gain from the sale of  the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit.  As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties.

•

For the year ended 2012, the Tier 2 income is approximately $557,000 recognized on the Arbors at Hickory Ridge mortgage revenue bond re-structuring, $668,000 recognized on the GMF-Madison and GMF-Warren/Tulane mortgage revenue bond sale and $1.4 million recognized on the sale of the MF Properties.

•

For the year ended December 31, 2011, the Tier 2 income is approximately $445,000 recognized on the Briarwood mortgage revenue bond retirement and approximately $308,000 of contingent interest recognized upon the Clarkson mortgage revenue bond retirement.

(2) The developer income amount represents cash received by us for developer and construction management services performed on The 50/50 mixed-use project in Lincoln, Nebraska.  The 50/50 is accounted for as an MF property and the cash received for The 50/50’s development have been eliminated within the consolidated financial statements.  For purposes of CAD, we treat these fees as if received from an unconsolidated entity.

(3) We sold the Greens of Pine Glen (the “Greens Property”) in conjunction with the purchase of mortgage revenue bonds secured by the property. The sales price approximated the 2009 property purchase price and therefore the gain from the sale of the property related entirely to depreciation recapture.  For this reason, we concluded that the gain should be excluded from the calculation of CAD.

(4) In July 2013, we recognized the sale of the Greens Property.  We were required to follow the deposit method of accounting and had to defer the gain until sufficient equity was invested by the new unaffiliated owners (which occurred in July 2013).  Mortgage interest income of approximately $135,000 was received by us between October 2012 and December 31, 2012 and reported in 2012 CAD, and as such, the amount was reversed in the first nine months of the 2013 CAD calculation. As such, approximately $135,000 of CAD is being reversed out in the 2013 calculation of CAD.

(5) The recognition of the sale of the Ohio Properties allowed us to 1) realize approximately $4.2 million of interest income on the mortgage revenue bonds, 2) recognize approximately $1.1 million of taxable interest income on taxable property loans receivable we held with the Ohio Properties, and 3) realize a $250,000 guarantee fee from the general partner owner of the Ohio Properties all in 2013.  See Note 10 to the Company’s consolidated financial statements for additional details.  Mortgage interest income of $3.5 million of the $4.2 million had been previously received by us and reported in CAD, and as such, the amount was reversed in the 2013 CAD calculation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P. and its wholly-owned subsidiaries at December 31, 2015. The “Company” refers to the Partnership and the Consolidated VIEs.

We were formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing, the Residential Properties, and commercial properties in their market areas.  The Company includes the assets, liabilities, and results of operations of the Partnership, its wholly-owned subsidiaries and two other consolidated entities in which we do not hold an ownership interest and which are treated as VIEs of which we have been determined to be the primary beneficiary, the Consolidated VIEs.  Bent Tree and Fairmont Oaks, the two Consolidated VIEs, are presented as discontinued operations for all periods presented. All significant transactions and accounts between us and the Consolidated VIEs have been eliminated in consolidation. See Note 2 to the Company’s consolidated financial statements for additional details.

Executive Summary

Mortgage Revenue Bonds.  As of December 31, 2015, we owned 64 mortgage revenue bonds with an aggregate outstanding principal amount of $534.7 million.  Sixty-two of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 44 Residential Properties containing a total of 8,041 rental units located in the states of California, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Minnesota, New Mexico, North Carolina, Ohio, South Carolina, Tennessee, and Texas. Two of the bonds’ properties located in Texas are not operational and are under construction and two bonds are collateralized by commercial real estate located in Tennessee. Each of the sixty-two mortgage revenue bonds are secured by mortgages or deeds of trust on the financed Residential Properties.  Two mortgage revenue bonds are secured by ground, facility, and equipment of a commercial ancillary health care facility.

As of December 31, 2014, we owned 55 mortgage revenue bonds with an aggregate outstanding principal amount of $424.2 million.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 35 Residential Properties containing a total of 6,527 rental units located in the states of California, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Minnesota, North Carolina, Ohio, South Carolina, Tennessee, and Texas. Three of the bonds’ properties located in Texas are not operational and are under construction and two bonds are collateralized by commercial real estate located in Tennessee. Each of the fifty-one mortgage revenue bonds are secured by mortgages or deeds of trust on the financed Residential Properties.  Two mortgage revenue bonds are secured by ground, facility, and equipment of a commercial ancillary health care facility.

The following table compares total revenues, total interest expense and net income for the mortgage revenue bond investment segment for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Mortgage Revenue Bond Investments
Total revenues	$38,943,794	$26,929,446	$26,826,785
Total interest expense	$10,787,252	$7,147,092	$3,082,739
Net income	$18,094,959	$13,181,961	$13,806,271

The change in net income between 2015 and 2014 is comprised of several factors:

•	Contingent interest of approximately $4.8 million realized on the sale of the Consolidated VIEs,
•	A net increase in other interest income due to increased notes receivable held in 2015 including approximately $1.5 million of note interest received from Fairmont Oaks, a Consolidated VIE,
•	A net increase of approximately $9.8 million in recurring investment interest income related to acquisitions of new mortgage revenue bonds during 2015,
•

A reduction in the net realized gain of approximately $3.7 million from the 2014 Lost Creek mortgage revenue bond redemption and the 2014 Autumn Pines mortgage revenue bond sale which did not repeat in 2015,

•	Increased administrative expense of approximately $651,000 due to the increase in the mortgage revenue bond portfolio,

•	Increased interest expense of approximately $3.6 million due to increased borrowings and the derivative mark to market adjustments, and
•	Increased professional fee expense including approximately $368,000 due to the 2015 consent solicitation.

The change in net income between 2014 and 2013 is comprised of several factors:

•	A net realized gain of approximately $2.8 million from the Lost Creek mortgage revenue bond redemption and an approximate $873,000 gain from the Autumn Pines mortgage revenue bond sale.
•

A net increase of approximately $4.0 million in investment interest income related to acquisitions of new mortgage revenue bonds during 2014 and sales and foreclosures which occurred in 2013 and did not occur in 2014,

•	A reduction related to a net realized gain of approximately $1.9 million from the redemption of the Iona Lakes mortgage revenue bond which did not repeat in 2014, and
•	Increased interest expense of approximately $4.1 million due to increased borrowings and the derivative mark to market adjustments.
•	Increased amortization, administration, and professional fees increased year over year by approximately $1.5 million.

See Item 7, “Results of Operations” and Notes 5 and 21 to the Company’s consolidated financial statements for additional details.

Other Securities.  During 2015, 2014, and 2013, we were invested in other types of securities.  In accordance with the terms of the Amended and Restated LP Agreement, these securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency, must generate income which is exempt from inclusion for federal income taxation purposes at the time of acquisition, and may not represent more than 25% of our assets at the time of acquisition.

PHC Certificates.  The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under its Capital Fund Program.

The following table compares total revenues and net income for the PHC Trusts segment for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
PHC Certificates
Total revenues	$2,994,482	$3,038,819	$3,261,611
Net income	$1,758,022	$1,714,968	$1,940,459

The slight decrease in total revenues when comparing 2015 to 2014 was the result of the principal reductions of the PHC Certificates owned by us. The slight increase in net income when comparing the same periods was related to less interest expense incurred due to the reduction of approximately $610,000 in related PHC TOB Trust financing.

The decrease in revenue and net income when comparing 2014 to 2013 is related to the principal reductions. See Notes 6 and 21 to the Company’s consolidated financial statements for additional details.

MBS Securities.  The third class of securities owned by us is MBS Securities.

As of December 31, 2015 and 2014, we owned three state-issued MBS Securities with an aggregate outstanding principal amount of approximately $14.8 million.  As of December 31, 2013, we owned fourteen state-issued MBS Securities acquired during the fourth quarter of 2012 and first six months of 2013.

The following table compares total revenues and net income for the MBS Securities segment for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
MBS Securities
Total revenues	$225,890	$1,423,958	$1,601,270
Net income	$67,547	$1,017,637	$1,055,736

The decrease in total revenues and net income when comparing 2015 and 2014, resulted from the change in prospective premium amortization of MBS Securities and the sale of approximately $24.6 million par value of the MBS Securities during 2014.

The slight decrease when comparing 2014 to 2013 is directly related to the sale of the MBS Securities during 2014. See Notes 7 and 21 to the Company’s consolidated financial statements for additional details.

MF Properties.  To facilitate our investment strategy of acquiring additional mortgage revenue bonds secured by multifamily, student, and senior citizen residential properties, we may acquire ownership positions in MF Properties, in order to ultimately restructure the property ownership through their sale.  We expect each of these MF Properties will eventually be sold to a not-for-profit entity or in connection with a syndication of LIHTCs under Section 42 of the Internal Revenue Code.

At December 31, 2015, our wholly-owned subsidiary held interests in one entity that owns an MF Property containing a total of 270 rental units. Our subsidiary owns six MF Properties, Arboretum, DeCordova, Eagle Village, Weatherford, The 50/50, and Woodland Park containing a total of 1,553 rental units. In addition, we own The Suites on Paseo, 394 rental units, directly. At December 31, 2014, our wholly-owned subsidiaries held interests in three entities that owned MF Properties containing a total of 610 rental units.  In addition, our subsidiaries owned six MF Properties, Arboretum, DeCordova, Eagle Village, Weatherford, The 50/50, and Woodland Park containing a total of 1,553 rental units.  The MF Properties’ operating goal is similar to that of the properties underlying our mortgage revenue bond investments.

The following table compares total revenues, total interest expense and net income for the MF Properties segment for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
MF Properties
Total revenues	$22,388,234	$14,250,572	$11,358,719
Total interest expense	$2,659,350	$2,319,928	$2,152,010
Net income (loss)	$2,967,098	$(933,478)	$1,343,405

During 2015 we included The 50/50 MF Property that began leasing in August 2014, and the Suites on Paseo that became an MF Property in September 2015. We did not include Glynn Place and The Colonial beyond their August and May 2015 sale dates, respectively. The increase in net income for 2015, as compared to 2014 is attributable, for the most part, to a gain of approximately $4.6 million reported on the sale of Glynn Place and The Colonial in 2015.  Excluding these 2015 gains the majority of the increase in the loss 2015 as compared to 2014 was attributable to the property operations after the completion of The 50/50 MF Property in August 2014 and the Suites on Paseo was added to the MF Properties in September 2015. During 2015, The 50/50 MF Property began to accrue real estate taxes and the Suites on Paseo incurred one time acquisition and accrued expenses.

The increase in revenue and a decrease in loss from continuing operations for the year ended December 31, 2014 compared to the year ended December 31, 2013 can be attributed to the completion and lease up of The 50/50 in 2014.  We reported gains of approximately $3.2 million from the recognition of the sale of the Ohio Properties and Greens Property for the year ended December 31, 2013.  See Notes 8, 10, and 21 to the Company’s consolidated financial statements for additional details.

Discontinued Operations.  In April 2015, the property owners entered into brokerage contracts to sell Bent Tree and Fairmont Oaks, the Consolidated VIEs. As a result, these entities met the criteria for discontinued operations presentation and have been classified as such in the Company’s consolidated financial statements for all periods presented.  The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. The Company reported gains of approximately $3.2 million related to the sale of the Consolidated VIEs as discontinued operations for the year ended December 31, 2015. No net income or loss from these properties operations or sale accrued to the Unitholders or the General Partner during 2015.  As of and for the years ended December 31, 2014 and 2013, the Company's two Consolidated VIEs are reported as assets held for sale and discontinued operations on the Company's consolidated financial statements. See Notes 2, 4, 8, 10, 21, and 22 to the Company consolidated financial statements for additional details.

The following table compares net income from discontinued operations for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Discontinued Operations
Net income (loss)	$3,721,397	$52,773	$(111,353)

TOB Financing.

The following tables provide the details related to the TOB Financing securitization, outstanding debt, year acquired, stated maturity, variability, reset frequency, and annual interest rates at December 31, 2015 and 2014:

TOB Trusts Securitization	Outstanding TOB Trust Financing at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
PHC Certificates (1)	$43,985,000	2012	June-16	Variable	Weekly	0.68%	1.62%	2.30%
MBS Securities - 1	2,585,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
MBS Securities - 2	4,090,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
MBS Securities - 3	5,270,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
Decatur Angle	22,850,000	2014	October-16	Fixed	N/A	N/A	N/A	4.26%
Live 929	37,940,000	2014	July-19	Fixed	N/A	N/A	N/A	4.39%
Bruton Apartments	17,250,000	2014	July-17	Fixed	N/A	N/A	N/A	4.51%
Pro Nova 2014-1	9,010,000	2014	July-17	Fixed	N/A	N/A	N/A	4.01%
Pro Nova 2014-2	8,375,000	2014	July-17	Fixed	N/A	N/A	N/A	4.01%
Concord at Gulfgate	14,940,000	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Little York	11,235,000	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Williamcrest	15,610,000	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Columbia Gardens	11,700,000	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Willow Run	11,700,000	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Total TOB Trust Financing\Effective Rate	$216,540,000							3.26%

(1) Comprised of three TOB Trusts

TOB Trusts Securitization	Outstanding TOB Trust Financing at December 31, 2014	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
PHC Certificates (1)	$44,675,000	2012	June-15	Variable	Weekly	0.58%	1.62%	2.20%
MBS Securities - 1	2,585,000	2012	April-15	Variable	Weekly	0.18%	0.94%	1.12%
MBS Securities - 2	4,090,000	2012	April-15	Variable	Weekly	0.18%	0.94%	1.12%
MBS Securities - 3	5,270,000	2012	April-15	Variable	Weekly	0.12%	0.94%	1.06%
The Suites on Paseo	25,535,000	2013	June-15	Fixed	N/A	N/A	N/A	1.96%
Decatur Angle	21,850,000	2014	October-16	Fixed	N/A	N/A	N/A	4.34%
Live 929	34,975,000	2014	July-19	Fixed	N/A	N/A	N/A	4.47%
Bruton Apartments	17,250,000	2014	July-17	Fixed	N/A	N/A	N/A	4.55%
Pro Nova 2014-1	9,010,000	2014	July-17	Fixed	N/A	N/A	N/A	4.05%
Pro Nova 2014-2	9,010,000	2014	July-17	Fixed	N/A	N/A	N/A	4.05%
Total TOB Trust Financing\Effective Rate	$174,250,000							3.23%

(1) Comprised of three TOB Trusts

In July 2011, we executed a Master Trust Agreement with DB which allowed us to execute multiple TOB Trust structures upon the approval and agreement of terms by DB.  In July 2015, due to certain restrictions imposed by the Volcker Rule, we restructured eight of the existing TOB Trust structures with DB by entering into a new Master Trust Agreement and related documents to create Term TOB Trusts.  See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” and Note 12 to the Company’s consolidated financial statements for additional details.

TEBS Financings

The following tables provide the details related to the TEBS Financing outstanding debt, year acquired, stated maturity, variability, reset frequency, and annual interest rates at December 31, 2015 and 2014:

	Outstanding TEBS Financing at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
M24 TEBS Financing	$61,546,000	2010	September-17	Variable	Weekly	0.04%	1.91%	1.95%
M31 TEBS Financing (1)	94,117,446	2014	July-19	Variable	Weekly	0.02%	1.42%	1.44%
M33 TEBS Financing (1)	84,227,842	2015	July-20	Variable	Weekly	0.02%	1.26%	1.28%
Total TEBS Financing\Effective Rate	$239,891,288							1.51%

(1) Facility fees are variable

	Outstanding TEBS Financing at December 31, 2014	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
M24 TEBS Financing	$76,444,000	2010	September-17	Variable	Weekly	0.07%	1.91%	1.98%
M31 TEBS Financing (1)	94,665,000	2014	July-19	Variable	Weekly	0.05%	1.42%	1.47%
Total TEBS Financing\Effective Rate	$171,109,000							1.70%

(1) Facility fees are variable

In 2015, 2014 and 2010, our consolidated subsidiaries, ATAX TEBS III, LLC, ATAX TEBS II, LLC and ATAX TEBS I, LLC, and we entered into a number of agreements relating to long-term debt financing facilities which are securitization of some of our mortgage revenue bonds. These are referred to as the M33, M31 and M24 TEBS Financing.

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” and Note 12 to the Company’s consolidated financial statements for additional details.

Opportunities and Challenges.  The disruptions in domestic and international financial markets and the resulting availability of debt financing have steadily improved since the restrictions seen in 2008. The decline in construction and rehabilitation of affordable multifamily properties during the previous credit crisis, in our view, continues to create potential investment opportunities for us in both mortgage revenue bonds as well as quality MF Properties.  Our ability to restructure existing debt, together with the ability to improve the operations of the MF Properties through our affiliated property management company, can position these MF Properties for an eventual financing with mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run multifamily residential property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our Unitholders in the form of a strong mortgage revenue bond investment.

On the other hand, economic weakness in real estate and municipal bond markets may limit our ability to access additional debt financing that we use to partially finance our investment portfolio or otherwise meet our liquidity requirements.  Economic conditions, including sluggish job and income growth and low home mortgage interest rates, have had a negative effect on some of the Residential Properties which collateralize our mortgage revenue bond investments and our MF Properties in the form of lower occupancy.  In addition, the Residential Properties and MF Properties which have not reached stabilization (which is 90% occupancy for 90 days and the achievement of 1.15 times debt service coverage ratio on amortizing debt service during the period) will result in lower economic occupancy. The overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the stabilized Residential Properties that we have financed with mortgage revenue bonds was approximately 90% during 2015 and 91% during 2014.  The economic occupancy of the stabilized MF Properties has increased to approximately 90% during 2015 as compared to 87% during 2014.  Based on the growth statistics in the market, we expect to see continued improvement in property operations and profitability.

Discussion of the Residential Properties Securing our Mortgage Revenue Bond Holdings and MF Properties as of December 31, 2015

The following tables outline information regarding the Residential Properties on which we hold mortgage revenue bonds as investments. The tables also contain information about the MF Properties, but do not include information on the two Consolidated

VIEs that have been sold and reported as discontinued operations for all periods presented. The narrative discussion that follows provides a brief operating analysis of each category for the years ended December 31, 2015 and 2014.

Non-Consolidated Properties-Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2015, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our mortgage revenue bonds for the non-consolidated stabilized properties was current on December 31, 2015.

		Total Revenue (1) (000's) For the Year Ended		Net Operating Income (000's) For the Year Ended			Percentage Occupied Units as of		Economic Occupancy (2) for the Year Ended
		December 31,		December 31,		Number	December 31,		December 31,
Property Name	State	2015	2014	2015	2014	of Units	2015	2014	2015	2014
Non-Consolidated Properties-Stabilized (3)
Harden Ranch	CA	$1,136	$992	$651	$561	100	96%	99%	98%	98%
Tyler Park Townhomes	CA	928	925	490	446	88	98%	99%	99%	99%
Westside Village Market	CA	606	625	312	353	81	100%	96%	101%	99%
Lake Forest Apartments	FL	2,238	2,050	1,208	1,020	240	97%	95%	92%	87%
Ashley Square Apartments	IA	1,425	1,390	668	582	144	95%	94%	93%	91%
Brookstone Apartments	IL	1,387	1,290	579	543	168	99%	98%	94%	91%
Copper Gate	IN	1,016	977	462	466	128	96%	95%	95%	96%
Renaissance Gateway	LA	1,792	594	1,062	33	208	96%	93%	94%	55%
Live 929 Apartments	MD	6,786	3,447	4,688	2,246	575	92%	97%	89%	90%
Woodlynn Village	MN	630	601	396	377	59	100%	86%	97%	91%
Greens of Pine Glen Apartments	NC	1,494	1,420	771	673	168	96%	93%	90%	86%
Ohio Properties (4)	OH	3,464	3,406	1,632	1,492	362	96%	96%	95%	94%
Bridle Ridge Apartments	SC	1,179	1,150	676	666	152	99%	98%	98%	96%
Cross Creek Apartments	SC	1,351	1,250	630	498	144	94%	94%	92%	88%
Palms at Premier Park	SC	2,466	2,340	1,616	1,467	240	93%	95%	94%	80%
Arbors of Hickory Ridge	TN	2,412	2,365	1,201	1,223	348	87%	93%	85%	86%
Avistar at Chase Hill	TX	2,108	1,847	1,056	829	232	89%	90%	83%	75%
Avistar at the Crest	TX	1,917	1,765	1,060	927	200	96%	92%	87%	82%
Avistar at the Oaks	TX	1,452	1,149	715	571	156	91%	91%	83%	67%
Avistar in 09	TX	1,166	1,016	648	534	133	95%	96%	87%	81%
Avistar on the Boulevard	TX	2,808	2,621	1,590	1,457	344	92%	95%	82%	79%
Avistar on the Hills	TX	1,187	1,059	625	566	129	95%	95%	89%	80%
Bella Vista Apartments	TX	1,216	1,181	616	584	144	96%	98%	93%	87%
Runnymede Apartments	TX	2,474	2,407	1,117	1,145	252	98%	97%	95%	96%
South Park Ranch Apartments	TX	2,168	2,116	1,352	1,353	192	100%	99%	97%	95%
Vantage at Judson	TX	3,396	1,970	2,189	964	288	89%	90%	83%	48%
		$50,202	$41,953	$28,010	$21,576	5,275	94%	94%	90%	91%

(1) Total revenue is defined as net rental revenue plus other income from the properties.

(2) Economic occupancy is presented for December 31, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3) A property is considered stabilized once it reaches 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4) We hold approximately $17.9 million of mortgage revenue bonds secured by the Ohio Properties. The Ohio Properties are: Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.

When comparing the years ended December 31, 2015 and 2014, total revenue and net operating income of the stabilized non-consolidated properties increased.  The increase is the result of three factors: renovated properties, new investments, and improved performance of existing properties. The properties which were renovated in 2014 and are now stabilized contribute approximately 46% of the increase in total revenue and approximately 48% of the increase in net operating income. The underlying properties that collateralize the new mortgage revenue bonds contribute approximately 41% of the increase in total revenue and an increase of approximately 37% of the increase in net operating income. Lastly, the existing properties contribute the remaining 13% of the increase in total revenue and 15% of the increase in net operating income.  The increase in net operating income is the result of an increase in other income, mainly cable/television commission and a decrease in utility, real estate tax, and insurance expense.

Non-Consolidated Properties-Not Stabilized

The owners of the following properties either do not meet the definition of a VIE or we have evaluated and determined we are not the primary beneficiary of the VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2015, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). On December 31, 2015, debt service on our mortgage revenue bonds for the non-consolidated properties which are not stabilized was current.

		Total Revenue (1) (000's) For the Year Ended		Net Operating Income (000's) For the Year Ended			Percentage of Occupied Units as of		Economic Occupancy (2) for the Year Ended
		December 31,		December 31,		Number	December 31,		December 31,
Property Name	State	2015	2014	2015	2014	of Units	2015	2014	2015	2014
Non-Consolidated Properties-Non Stabilized (3)
Glenview Apartments (4)	CA	$766	n/a	$382	n/a	88	100%	n/a	99%	n/a
Montclair Apartments (4)	CA	555	n/a	250	n/a	80	96%	n/a	100%	n/a
Santa Fe Apartments (4)	CA	707	n/a	321	n/a	89	99%	n/a	96%	n/a
Seasons at Simi Valley (4)	CA	257	n/a	142	n/a	69	100%	n/a	137%	n/a
Sycamore Walk (5)	CA	n/a	n/a	n/a	n/a	112	98%	n/a	n/a	n/a
Silver Moon (4)	NM	901	n/a	486	n/a	151	95%	n/a	73%	n/a
Columbia Gardens (5)	SC	n/a	n/a	n/a	n/a	188	86%	n/a	n/a	n/a
Willow Run (5)	SC	n/a	n/a	n/a	n/a	200	92%	n/a	n/a	n/a
Avistar at the Parkway (4)	TX	886	n/a	350	n/a	236	47%	n/a	53%	n/a
Concord at Gulfgate (4)	TX	2,309	n/a	1,284	n/a	288	75%	n/a	74%	n/a
Concord at Little York (4)	TX	1,834	n/a	781	n/a	276	67%	n/a	67%	n/a
Concord at Williamcrest (4)	TX	2,229	n/a	1,211	n/a	288	73%	n/a	71%	n/a
Crossing at 1415 (4)	TX	52	n/a	11	n/a	112	73%	n/a	45%	n/a
Heights at 515 (4)	TX	66	n/a	44	n/a	97	82%	n/a	75%	n/a
Heritage Square Apartments (4)	TX	1,129	n/a	696	n/a	204	91%	n/a	58%	n/a
Vantage at Harlingen (6)	TX	2,082	n/a	1,145	n/a	288	82%	n/a	55%	n/a
		$13,773	n/a	$7,103	n/a	2,766	81%	n/a	69%	n/a

(1) Total revenue is defined as net rental revenue plus other income from the properties.

(2) Economic occupancy is presented for December 31, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)During 2015, these properties were under construction or renovation.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4) Previous period occupancy numbers are not available as these are new investments.

(5) The investment in these properties happened in late December, therefore, we have no meaningful revenue, net operating income or economic occupancy to report for the period.

(6) Previous period occupancy numbers are not available as these properties were being renovated in 2014.

When comparing the years ended December 31, 2015 and 2014, total revenue and net operating income of the non-stabilized non-consolidated properties increased as new collateral was added to our property portfolio with the purchase of approximately $156.5 million of new mortgage revenue bonds. The underlying properties that collateralize these mortgage revenue bonds were either under renovation or have not fully stabilized.  Glenview Apartments, Montclair Apartments, Santa Fe Apartments and Heritage Square were purchased in the period between July 1 and December 31, 2014, while Seasons at Simi Valley, Sycamore Walk, Silver Moon, Columbia Gardens, Willow Run, Avistar at the Parkway, Concord at Gulfgate, Concord at Little York, Concord at Williamcrest, Crossing at 1415, Heights at 515, and Vantage at Harlingen were purchased or construction was completed in 2015.

MF Properties

The eight MF Properties are owned by us and our subsidiary. We own one MF Property directly, and the subsidiary holds a 99% limited partner interest in one limited partnership and 100% of the membership interests in six limited liability companies.  The properties are encumbered by mortgage loans with an aggregate principal balance of $68.3 million at December 31, 2015.  We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2015, these MF Properties have met the stabilization criteria (see footnote 3 below the table). On December 31, 2015, debt service on our mortgage payables was current.

		Total Revenue (1) (000's) For the Year Ended		Net Operating Income (000's) For the Year Ended			Percentage of Occupied Units as of		Economic Occupancy (2) for the Year Ended
		December 31,		December 31,		Number	December 31,		December 31,
Property Name	State	2015	2014	2015	2014	of Units	2015	2014	2015	2014
MF Properties-Stabilized (3)
Suites on Paseo	CA	$1,776	n/a	$86	n/a	394	89%	n/a	83%	n/a
Eagle Village	IN	2,045	1,699	777	475	511	90%	68%	84%	67%
Woodland Park	KS	1,884	1,825	1,009	945	236	95%	89%	90%	91%
Northern View (f/k/a Meadowview)	KY	1,445	1,270	485	508	270	90%	85%	80%	91%
Arboretum	NE	3,460	3,301	1,739	1,567	145	98%	99%	93%	92%
The 50/50	NE	3,739	1,480	2,089	910	475	99%	96%	96%	n/a
Residences at DeCordova	TX	1,177	1,130	637	619	110	96%	94%	92%	92%
Residences at Weatherford	TX	879	858	459	458	76	100%	97%	99%	99%
		$16,405	$11,563	$7,281	$5,482	2,217	94%	86%	90%	76%

(1) Total revenue is defined as net rental revenue plus other income from the properties.

(2) Economic occupancy is presented for December 31, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3) Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for all MF Properties that are not student housing residential properties. Suites on Paseo, Eagle Village, Northern View, and The 50/50 MF Property are student housing residential properties.

When comparing the years ended December 31, 2015 and 2014, total revenue of the stabilized MF Properties and student housing residential properties increased approximately $4.8 million while the net operating income increased approximately $1.8 million. Approximately $1.2 million of the increase in net operating income was due to the completion and lease-up of The 50/50 MF Property in August 2014.  The remaining increase is due to improved overall economic occupancy reported by the remaining stabilized MF Properties.

In September 2015, the Partnership and the owner of the Suites on Paseo property mutually agreed to exchange the deed for the Suites on Paseo property, a California property, in exchange for the par value of the Series A and B mortgage revenue bonds plus accrued interest. See Notes 5, 8, and 9 in the Company’s condensed consolidated financial statements for additional details.

Results of Operations

The tables and following discussions of our change in total revenues, total expenses, and net income for the years ended December 31, 2015, 2014 and 2013 (in thousands) should be read in conjunction with the Company’s consolidated financial statements and Notes thereto filed in Item 8 of this report.

The following table compares revenue for the Partnership for the periods presented:

	Total Revenues (in 000's)
	For Year Ended December 31, 2015	For Year Ended December 31, 2014	For Year Ended December 31, 2013
Revenues:
Property revenues	$17,789	$14,251	$13,116
Investment income	34,410	26,606	22,652
Contingent interest income	4,757	40	6,497
Other interest income	2,624	856	1,772
Gain on sale of MF Properties	4,599	-	-
Gain on mortgage revenue bonds - sale and redemption	-	3,702	-
Other income	373	188	250
Total Revenues	$64,552	$45,643	$44,287

Discussion of the Total Revenues for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Property revenues.  Property revenues in 2015 increased approximately $3.5 million, when compared to 2014.  Approximately $4.0 million of the net property revenue increase was due to the completion and lease-up of The 50/50 MF Property in August 2014 and the addition of the Suites on Paseo, an MF Property, in September 2015. Also, in 2015 we sold Glynn Place and The Colonial, resulting in a reduction of approximately $1.3 million when comparing the two periods. The remaining increase is related to the increase in economic occupancy. Annual net revenues per unit related to the MF Properties were approximately $6,747 per unit in 2015 as compared to approximately $6,166 in 2014 which excludes the properties that were sold in 2015.

Investment income. Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS Securities. Recurring investment income increased in 2015 as compared to 2014 by approximately $9.8 million due to 2015 increases in the investment portfolio held by us at December 31, 2015.  Offsetting this increase was a decrease of approximately $2.4 million related to principal reductions, the 2014 Lost Creek and Autumn Pines mortgage revenue bond redemption and sale, and the MBS Securities sold in 2014.  See Note 5 to the Company’s consolidated financial statements for additional details.

Contingent interest income. We realized approximately $4.8 million from the sale of the two Consolidated VIEs in the fourth quarter of 2015.  In addition, we realized and reported $40,000 of contingent interest income from Ashley Square during 2014.  See Note 5 to the Company’s consolidated financial statements for additional details.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by us. The increase in other interest income when comparing 2015 to 2014 is attributable to taxable interest income of approximately $1.5 million received from Fairmont Oaks on the taxable property loan when this Consolidated VIE was sold in December of 2015. The remaining increase was related to an increase in notes receivable of approximately $7.7 million held by us in 2015.  See Note 9 to the Company’s consolidated financial statements for additional details.

Gains on the sales and redemption of MF Properties and mortgage revenue bonds. We sold The Colonial and Glynn Place, MF Properties, in 2015 which resulted in a gain of approximately $4.6 million. There were no MF Property sales during 2014. However, in April 2014, the Autumn Pines mortgage revenue bond was sold at a gain of approximately $873,000. In addition, the Lost Creek mortgage revenue bond was redeemed and a gain of approximately $2.8 million was recognized. There was no gain realized on the sale of mortgage revenue bonds during 2015.

Other income.  Other income recognized in 2015 is predominately attributable to development fee income related to the Silver Moon Apartment project which was completed in 2015.  The other income earned in 2014 was related to the development of The 50/50.

Discussion of the Total Revenues for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Property revenues.  Property revenues increased approximately $1.1 million when comparing 2013 to 2014 due to offsetting factors.  Approximately $2.3 million of the increase was attributable to The 50/50 which began leasing in August 2014 and Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property’s mortgage revenue bond.  See Note 8 to the Company’s consolidated financial statements for additional details. In addition, approximately $647,000 was attributable to the net increase in MF Properties’ economic occupancy. Offsetting these increases was the approximate $1.8 million decrease due to the Lake Forest deconsolidation in the fourth quarter of 2013.  Annual net revenues per unit related to the MF Properties increased to approximately $6,844 per unit in 2014 from approximately $6,836 in 2013.

Investment income.  The net increase of approximately $4.0 million is due to offsetting factors. Approximately $10.7 million in recurring investment income increased due to 2014 increases in the investment portfolio held by us at December 31, 2014.  These increases were offset by a decrease of approximately $6.6 million of investment income due to the recognition of the Greens Property sale in the third quarter of 2013, recognition of the Ohio sale in first quarter of 2013, the redemption of the Iona Lakes mortgage revenue bond, the completion of the foreclosure of the Woodland Park mortgage revenue bond in the second quarter of 2013, the sale of the Autumn Pines mortgage revenue bond in the second quarter of 2014, the redemption of the Lost Creek mortgage revenue bond in the first quarter 2014, the MBS Securities sold in 2014, and the principal payments received on the mortgage revenue bond and  PHC investments.  See Note 5 to the Company’s consolidated financial statements for additional details.

Contingent interest income. We realized $40,000 of contingent interest from Ashley Square during 2014. We realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by us. The decrease in other interest income when comparing 2014 to 2013 is mostly attributable to taxable interest income from the taxable property loans which were securitized by the Ohio Properties and recognized in 2013 when we were able to recognize the sale of the Ohio Properties.  See Note 10 to the Company’s consolidated financial statements for additional details.

Gain on mortgage revenue bonds - sale and redemption.  We realized an approximate $2.8 million gain on the redemption of the Lost Creek mortgage revenue bond and an approximate $873,000 gain on the sale of the Autumn Pines mortgage revenue bond in February 2014 and April 2014, respectively. There was no gain realized on the sale or redemptions of mortgage revenue bonds in 2013.

Other income.  Other income recognized in 2014 is a guarantee fee received from the general partner of the Greens Property and the other income recognized in 2013 is a guarantee fee received from the general partner of the Ohio Properties.  See Note 10 to the Company’s consolidated financial statements for additional details.

The following table compares expenses for the Partnership for the periods presented:

	Total Expenses (in 000's)
	For Year Ended December 31, 2015	For Year Ended December 31, 2014	For Year Ended December 31, 2013
Expenses:
Real estate operating (exclusive of items shown below)	$10,053	$7,797	$7,622
Realized loss on taxable property loans	-	-	4,558
Provision for loan loss	-	75	168
Provision for loss on receivables	-	-	242
Depreciation and amortization	8,128	6,082	5,823
Interest	14,826	11,166	6,991
General and administrative	8,661	5,547	4,237
Total Expenses	$41,668	$30,667	$29,641

Discussion of the Total Expenses For the Year Ended December 31, 2015 Compared to December 31, 2014

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses is fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to various factors. Approximately $2.8 million of the net increase in real estate operating expenses was directly related to four months of operations for the Suites on Paseo, which became an MF Property in September 2015, and The 50/50 MF Property which began lease-up in August 2014.  Offsetting this increase was a decrease of approximately $862,000 related to the sale of Glynn Place and The Colonial in 2015. The remaining changes were mostly related to changes in salaries, real estate taxes, and management fees due to normal property operations.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB financing facilities.  Approximately $2.2 million of the net increase in depreciation and amortization was related to The 50/50 MF Property which was placed in service in August 2014 and the addition of the Suites on Paseo in September 2015. Offsetting this increase was a decrease of approximately $563,000 related to the sale of The Colonial and Glynn Place in 2015. The majority of the remaining increase is related to the additional amortization expense related to our financing facilities.

Interest expense. The net increase in interest expense in 2015 compared to 2014 was the result of an increase of approximately $3.4 million in interest expense related to an approximately $123.6 million increase in average debt outstanding.  Our borrowing cost averaged approximately 2.7% per annum for 2015, as compared to approximately 2.6% per annum for 2014.  The increase in interest rate resulted in approximately $488,000 in additional interest expense.  Offsetting these increases was approximately $201,000 due to the change in the mark to market adjustment of our derivatives when comparing the two periods. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  The increase in general and administrative expenses was due to approximately $651,000 increased administrative fees payable to AFCA 2, and approximately $2.0 million in salaries and professional fees which are all  attributable to the increased investment portfolio. In addition, one-time consent solicitation expenses were incurred during 2015.

Discussion of the Total Expenses For the Year Ended December 31, 2014 Compared to December 31, 2013

Real estate operating expenses.  The overall increase in real estate operating expenses was due to various factors. A decrease includes approximately $106,000 in Glynn Place’s repair expenses.  Offsetting these decreases was an increase of approximately $891,000 related to The 50/50, which began leasing up in August 2014, and Woodland Park, which became an MF Property effective June 1, 2013.  See Note 8 to the Company’s consolidated financial statements for additional details. The remaining increase was related to the MF Properties normal operating increases in salaries, utilities, management fees, real estate taxes, and repair and maintenance expenses which were related to increased economic occupancy.

Realized loss on taxable property loan. In June 2013, we redeemed our interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan as the excess proceeds above the par value of the bond were recognized as contingent interest income. There was no realized loss on taxable property loans reported during 2014.

Provision for loan loss. Periodically, or as changes in circumstances or operations dictate, we evaluate our investments for impairment. During 2014 and 2013, we determined a portion of the taxable property loans were potentially impaired and a provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $75,000 and $168,000 was recorded against the Cross Creek taxable property loan during 2014 and 2013, respectively.

Provision for loss on receivables. A provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. There was no provision for loss on receivables expense in 2014.

Depreciation and amortization expense.   The net increase in depreciation and amortization when comparing 2014 to 2013 was the result of offsetting factors. There was an approximate $429,000 decrease in in-place lease amortization related to The Colonial and Woodland Park as these were fully amortized in 2013. This decrease was offset by an approximate $947,000 increase in depreciation and amortization expense related to The 50/50 which began leasing up in August 2014 and depreciation expense related to Woodland Park which became an MF Property effective June 1, 2013.  See Note 8 to the Company’s consolidated financial statements for additional details.  In addition, an approximate $243,000 increase is related to the additional amortization and depreciation expense reported on new deferred debt financing costs and asset additions related to the existing properties.

Interest expense. The net increase in interest expense in 2014 as compared to 2013 was partly due to an approximate $1.7 million increase resulting from the change in the mark to market adjustment of our derivatives.  In addition, an increase of approximately $2.4 million resulted from approximately $93.7 million in greater average debt outstanding between the two periods. Our borrowing cost averaged approximately 2.6% per annum for 2014 and 2013.

General and administrative expenses.  The increase in general and administrative expenses when comparing 2014 to 2013 is attributable to an approximate $755,000 increase in administrative fees payable to AFCA 2 related to the newly acquired mortgage revenue bonds in 2014 offset by an approximate $120,000 reduction due to the Lost Creek mortgage revenue bond redemption and the Autumn Pines mortgage revenue bond sale. In addition we realized an increase of approximately $715,000 in professional fees and salary and benefits.

The following table compares income from discontinued operations of the Partnership for the periods presented:

	Discontinued Operations (in 000's)
	For Year Ended December 31, 2015	For Year Ended December 31, 2014	For Year Ended December 31, 2013
Income from discontinued operations (including gains on sale of Consolidated VIEs of approximately $3.2 million for 2015 and of MF Properties of approximately $3.2 million for 2013)	$3,721	$53	$3,331

Income from discontinued operations.  The discontinued operations reported in 2015 is comprised of approximately $3.2 million of gain on sales related to Bent Tree and Fairmont Oaks,  Consolidated VIEs, and their related 2015 operating net income. The discontinued operations reported in 2014 was the result of operations related to the Consolidated VIEs. The 2013 income from operations is mostly comprised of approximately $1.8 million gain from the recognition of the sale of the Ohio Properties and approximately $1.4 million gain from the recognition of the sale of the Greens Property in 2013.

Liquidity and Capital Resources

Interest earned on the mortgage revenue bonds and discontinued operations, and mortgage investment income earned on the PHC Certificates and the MBS Securities represents our principal source of cash flow.  We may also receive interest payments on our property loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Interest is primarily comprised of fixed rate base interest payments received on our mortgage revenue bonds and MBS Securities which provides fairly constant cash receipts.  Because base interest on each of our mortgage revenue bonds, PHC Certificates, and MBS Securities is fixed, our cash receipts tend to be fairly constant period to period unless we acquire or dispose of these or MF Properties.  Certain of the mortgage revenue bonds may also generate payments of contingent interest to us from time to time when the underlying Residential Properties generate excess net cash flow.   For additional details, see Item 8, Cash Flows from Investing Activities section of the Company’s Consolidated Statement of Cash Flows.

Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by us from our ownership of these properties.  The economic performance of the Residential Properties depends on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an apartment property.  For discussion related to economic risk see Item 1A, “Risk Factors” in the Company’s report.

Other sources of cash available to us include debt financing, mortgages, and the sale of additional BUCs.  On December 31, 2015, we had outstanding lines of credit of approximately $18.9 million, debt financing of approximately $456.4 million under separate credit facilities and mortgages of approximately $68.3 million secured by six MF Properties. We did not issue any additional BUCs during 2015 .  See Notes 11, 12, 13 and 14 to the Company’s consolidated financial statements for additional details.

Our principal uses of cash are the, (i) general, administrative and operating expenses (ii) interest and principal on debt and mortgage financing facilities and (iii) payment of distributions to Unitholders. We also use cash to acquire additional investments.

(i)	Payment of general, administrative, and operating expenses

The Consolidated VIEs, which are reported as discontinued operations for all periods presented herein, and MF Properties’ primary uses of cash were for operating expenses.  We also used cash for general and administrative expenses. For additional details, see Item 1A, “Risk Factors” and Item 8, Cash Flows from Operating Activities section of the Company’s Consolidated Statement of Cash Flows.

(ii)	Payment of interest and principal on debt and mortgage financing facilities

We utilize leverage for the purpose of enhancing investor returns. We use target constraints for each type of short term financing utilized by us to manage an overall 65% leverage constraint.  The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, our overall leverage will not exceed 65%. On December 31, 2015 our overall leverage constraint, defined as total outstanding debt divided by total assets using the carrying value of the mortgage revenue bonds, PHC Certificates, MBS Securities, initial finance costs, and the MF Properties at cost, was approximately 65%.  For additional details related to cash available and used for interest and principal payments, see Item 8, Cash Flows from Financing Activities section of the Company’s Consolidated Statements of Cash Flows.

On December 31, 2015, our total costs of borrowing by investment type were as follows:

•	LOC’s - approximately 2.9% to 3.5%;
•	M24, M31, and M33 TEBS financing facilities - approximately 1.3% to 2.0%;
•	TOB Trusts securitized by mortgage revenue bonds - approximately 2.8% to 4.5%;
•	MBS TOB Trusts - approximately 1.1%;
•	PHC Trust Certificates TOB Trusts - approximately 2.3% ; and
•	MF Properties - approximately 2.9% to 4.8%.

(iii)	Payment of distributions to the Unitholders

Distributions to the Unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by us from our portfolio of mortgage revenue bonds and other investments, the amount of our outstanding debt and the effective interest rates paid by us on this debt, the level of operating and other cash expenses incurred by us, and the number of units outstanding. During the year ended December 31, 2015, we generated cash available for distribution of $0.53 per unit. For further discussion, see “Cash Available for Distribution” in this section.

We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.

Cash Available for Distribution

We utilize a calculation of CAD as a means to determine our ability to pay distributions to Unitholders.  We believe CAD provides relevant information about our operations and is necessary along with net income for understanding our operating results.  To calculate CAD, we add back non-cash expenses consisting of amortization expense related to debt financing costs and bond reissuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense, and income received in cash from transactions which have been eliminated in consolidation, to our net income (loss) as computed in accordance with GAAP. In addition, we deduct Tier 2 income attributable to the General Partner as defined in the Amended and Restated LP Agreement.  Net income is the GAAP measure most comparable to CAD.  There is no generally accepted methodology for computing CAD, and our computation of CAD may not be comparable to CAD reported by other companies.  Although we consider CAD to be a useful measure of our operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

In 2015, we earned the $0.50 distribution per unit paid to the Unitholders with none of the distribution reported as a return of capital.  Since realized CAD per unit was less than $0.50 per unit in 2014 and 2013, we paid approximately $6.0 million and $4.0 million, respectively, of the distribution using unrestricted cash to supplement the deficit. This was a return of capital to Unitholders in these years. We have historically supplemented our cash available for distribution with unrestricted cash when necessary and will expect to do so in the future if we are unable to earn the declared per unit distribution rate.  Our Amended and Restated LP Agreement permits the General Partner to identify new investment opportunities and continue to identify mortgage revenue bonds it intends to acquire in 2016. We are actively performing due diligence on the new investment opportunities and mortgage revenue bonds to ensure we continue to meet our investment criteria.  We continue to work with our primary lenders to finance a portion of the acquisition of the mortgage revenue bonds.

We believe that as we continue to implement our current investment plans, we will be able to continue to generate sufficient CAD to maintain cash distributions to Unitholders at the existing level of $0.50 per unit per year without the use of other available cash.  However, there is no assurance that we will be able to generate CAD at levels in excess of the current annual distribution rate, which could result in a reduced annual distribution rate per unit.

The following tables show the calculation of CAD (and a reconciliation of our net income (loss) as determined in accordance with GAAP to our CAD) for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Net income - America First Multifamily Investors L.P.	$26,609,023	$15,033,861	$17,714,919
Net (income) loss related to VIEs and eliminations due to consolidation	(3,721,397)	635,560	1,116,262
Net income before impact of VIE consolidation	22,887,626	15,669,421	18,831,181
Change in fair value of derivatives and interest rate derivative amortization	1,802,655	2,003,350	283,610
Depreciation and amortization expense (Partnership only)	8,127,800	6,081,500	5,365,376
Provision for loan loss	-	75,000	168,000
Tier 2 Income distributable to the General Partner (1)	(2,338,956)	(937,106)	(484,855)
Developer income (2)	18,159	619,948	528,000
Bond purchase premium (discount) amortization (accretion) (net of cash received)	1,300,932	116,329	256,615
Provision for loss on receivables	-	-	241,698
Depreciation and amortization related to discontinued operations	7,432	8,208	19,285
Deposit liability gain - sale of the Ohio Properties (1)	-	-	(1,775,527)
Deposit Liability gain - sale of the Greens Property (3)	-	-	(1,401,656)
Greens Property deferred interest and reversal of deferral (4)	-	-	(135,264)
Ohio Properties deferred interest and reversal of deferral (5)	-	-	(3,517,258)
CAD	$31,805,648	$23,636,650	$18,379,205
Weighted average number of units outstanding,
basic and diluted	60,252,928	59,431,010	43,453,476
Net income (loss), basic and diluted, per unit	$0.34	$0.25	$0.40
Total CAD per unit	$0.53	$0.40	$0.42
Distributions per unit	$0.50	$0.50	$0.50

(1) As described in Note 3 to the Company’s consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the Unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•

For the year ended December 31, 2015, the Consolidated VIEs were sold and we realized approximately $4.8 million of contingent interest and 25% of Tier 2 income due to the General Partner of approximately $1.2 million.  In addition, we reported the sale of Glynn Place and The Colonial which resulted in an approximately $1.2 million and $3.4 million gain, respectively, and 25% of Tier 2 income due to the General Partner is approximately $297,000 and $854,000, respectively.

•

For the year ended December 31, 2014, we realized the sale of the Autumn Pines bond which resulted in an approximate $873,000 gain and Tier 2 income due to the General Partner of approximately $218,000, realized the redemption of the Lost Creek bond which resulted in an approximate $2.8 million gain and Tier 2 income due to the General Partner of approximately $709,000, and received contingent interest from Ashley Square generating $10,000 of Tier 2 income due to the General Partner.

•

For the year ended December 31, 2013, we realized approximately $1.9 million in Tier 2 income from the Iona Lakes mortgage revenue bond redemption.  We determined that approximately $1.8 million gain from the sale of the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit.  As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties.

(2) The developer income amount represents cash received by us for developer and construction management services performed on The 50/50 Student Housing at UNL mixed-use project in Lincoln, Nebraska.  The development at the University of Nebraska - Lincoln is accounted for as an MF property and the cash received for these fees has been eliminated within the consolidated financial statements.  For purposes of CAD, we treat these fees as if received from an unconsolidated entity.

(3) We sold the Greens Property in conjunction with the purchase of mortgage revenue bonds secured by the property.  The sales price approximated the 2009 property purchase price and therefore the gain from the sale of the property related entirely to depreciation recapture.  For this reason, we concluded that the gain should be excluded from the calculation of CAD.

(4) In July 2013, we recognized the sale of the Greens Property.  We were required to follow the deposit method of accounting and had to defer to the gain until sufficient equity was invested by the new unaffiliated owners (which occurred in July 2013).  Mortgage interest income of approximately $135,000 was received by us between October 2012 and December 31, 2012 and reported in 2012 CAD, and as such, the amount was reversed in the first nine months of the 2013 CAD calculation. As such, approximately $135,000 of CAD is being reversed out in the 2013 calculation of CAD.

(5) The recognition of the sale of the Ohio Properties allowed us to 1) realize approximately $4.2 million of interest income on the mortgage revenue bonds, 2) recognize approximately $1.1 million of taxable interest income on taxable property loans receivable we held with the Ohio Properties, and 3) realize a $250,000 guarantee fee from the general partner owner of the Ohio Properties, all in 2013.  See Note 10 of the Company’s consolidated financial statements for additional details.  Mortgage interest income of $3.5 million of the $4.2 million had been previously received by us and reported in CAD, and as such, the amount was reversed in the 2013 CAD calculation.

The table below identifies the composition of CAD per unit earned by us for the years ended December 31,

	2015	2014	2013
Total CAD per unit	$0.53	$0.40	$0.42
Non-Recurring CAD per unit
General and administrative non-recurring expenses	(0.006)	-	-
Net MF Property operations	(0.007)	-	-
Non-recurring CAD per unit total	(0.013)	-	-
Recurring CAD per unit	$0.54	$0.40	$0.42

The non-recurring CAD per unit reflects activity that will not recur within a two–year period and all periods presented have been adjusted.

Off Balance Sheet Arrangements

As of December 31, 2015 and 2014, we held mortgage revenue bonds which are collateralized by Residential Properties.  The Residential Properties are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.  The Consolidated VIEs did not have off-balance sheet arrangements.  For additional discussions related to guarantees, see Note 18 to the Company’s consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than what is disclosed in Note 15 to the Company’s consolidated financial statements.

Contractual Obligations

As discussed in Notes 11, 12 and 13 to the Company’s consolidated financial statements; the amounts maturing in 2016 consist of the principal paid on the TEBS credit facility with Freddie Mac, the TOB credit facilities with DB, and payments on the MF Property mortgages.  Our strategic objective is to leverage our bond portfolio utilizing long term securitization financings with Freddie Mac through its TEBS program.  This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.  We intend and expect to refinance all of our maturing short term debt obligations with the proceeds of at least one additional TEBS financing.

As part of our strategy of acquiring mortgage revenue bonds, we will enter into bond purchase commitments related to mortgage revenue bonds to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and mortgage revenue bonds.  We account for our Bond Purchase Commitments as available-for-sale securities and, as such, record the estimated value of the Bond Purchase Commitments as an asset or liability with changes in such valuation recorded in other comprehensive income.  See Note 18 to the Company’s consolidated financial statements for additional details.

We have the following contractual obligations as of December 31, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Long-term line of credit	$1,425,261	$-	$1,425,261	$-	$-
Debt financing	$456,431,288	$81,807,600	$163,980,600	$210,643,088	$-
Mortgages payable	$68,291,853	$1,919,689	$40,650,528	$25,721,636	$-
Effective interest rate(s) (1)		2.53%	2.20%	1.62%	0.00%
Interest (2)	$30,829,225	$12,294,398	$14,404,414	$4,130,413	$-
Purchase Obligations
Forward bond purchase	$5,634,360	$2,414,222	$3,220,138	$-	$-
Total	$562,611,987	$98,435,909	$223,680,941	$240,495,137	$-

(1) Interest rates shown are the average effective rate as of December 31, 2015, and include the impact of our interest rate derivatives.

(2) Interest shown is estimated based upon current effective interest rates through maturity.

Inflation

With respect to the financial results of our investments in mortgage revenue bonds and MF Properties, substantially all of the resident leases at the Residential Properties, which collateralize our mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on our financial results for the years presented in this report.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make a number of judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by us. All of our significant accounting policies are described in Note 2 to the Company’s consolidated financial statements which are incorporated by reference. We consider the following to be our critical accounting policies because they involve our judgments, assumptions and estimates that significantly affect the financial statements. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.

Accounting for the TEBS and TOB Financing Arrangements

We have evaluated the accounting guidance in regard to the M33, M31, and M24 TEBS and TOB financing arrangements and have determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as secured financing transactions.  See Note 12 to the Company’s consolidated financial statements for additional details.

VIEs

We invest in mortgage revenue bonds which have been issued to provide construction and/or permanent financing of Residential Properties.  We generally own 100% of these bonds and each bond is secured by a first mortgage on the property.  We have also made taxable property loans to the property owners in certain cases which are secured by second mortgages on these properties.  Although each multifamily and student housing property financed with mortgage revenue bonds held by us is owned by a separate entity in which we have no equity ownership interest, the debt financing provided by us creates a variable interest in these ownership entities that may require us to report the assets, liabilities and results of operations of these entities on a consolidated basis under GAAP.  See Note 2 of the Company’s consolidated financial statements for additional details.

Investments in Mortgage Revenue Bonds and Property Loans

Valuation - As all of our investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  We generally own 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, we base our estimate of fair value of the mortgage revenue bonds using discounted cash flow and yield to maturity analysis performed by us. This calculation methodology encompasses judgment in our application.  If available, we may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and our internal analysis provide indicative pricing only.  See Note 2 of the Company’s consolidated financial statements for additional details.

Review of securities for other-than-temporary impairment - We periodically review each of our mortgage revenue bonds for impairment.  We evaluate whether a decline in the fair value of a security below its amortized cost is other-than-temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,
•	Our intent to hold and the likelihood of being required to sell the security before its value recovers,
•	Adverse conditions specifically related to the security, its collateral, or both,
•	Volatility of the fair value of the security,
•	The likelihood of the borrower being able to make required principal and interest payments,
•	Failure of the issuer to make scheduled interest or principal payments, and
•	Recoveries or additional declines in fair value after the balance sheet date.

While we evaluate all available information, we focus specifically on whether we intend to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that we will be required to sell the securities before a recovery in value and whether we expect to recover the securities’ entire amortized cost basis.  See Note 2 to the Company’s consolidated financial statements for additional details.

Evaluation of property loans for potential losses - In addition to the mortgage revenue bonds held by us, loans have been made to the owners of some of the properties which secure the bonds.  All of these loans are made on a non-recourse basis.  As a result, the repayment of these loans depends on the cash flows generated by the underlying property.  We periodically evaluate these loans for potential losses by utilizing the practical expedient method allowed for in the guidance for measuring impairment on a collateral dependent loan.  See Note 2 to the Company’s consolidated financial statements for additional details.

Investment in PHC Certificates

Valuation - As all of our investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what we would actually receive for the sale of the PHC certificates. The estimates of the fair values of these PHC certificates are based on a yield to maturity analysis.  See Note 2 to the Company’s consolidated financial statements for additional details.

Investment in Mortgage-Backed Securities

Valuation - We value each MBS security based upon prices obtained from a third party pricing service, which are indicative of market activity.  The valuation methodology of our third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds.  We analyze pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which we estimate as 7.5%.  We also look at observations of trading activity in the market place when available.  See Note 2 to the Company’s consolidated financial statements for additional details.

Revenue recognition - mortgage revenue bonds, investments in real estate, MBS Securities and PHC Certificates - Interest on our mortgage revenue bonds, MBS Securities and PHC Certificates is recognized as it is earned. Rental revenue from MF Properties and Consolidated VIEs is recognized, net of rental concessions, on a straight-line method over the related lease term. See Note 2 to the Company’s consolidated financial statements for additional details.

Derivative Instruments and Hedging Activities

Our investments in interest rate derivative agreements are accounted for under the guidance that establishes accounting and reporting standards for derivative financial instruments and for hedging activity. The fair values of the interest rate derivatives at inception are their original cost. Changes in the fair value of the interest rate derivative agreements are recognized in earnings as interest expense.  See Note 16 to the Company’s consolidated financial statements for additional details.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, see Note 20 to the Company’s consolidated financial statements which are incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposures are interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in mortgage revenue bonds, PHC Certificates, MBS Securities, and our debt financing.

The fair value of our mortgage revenue bonds, PHC Certificates, and MBS Securities are also directly impacted by changes in market interest rates.  An increase in rates will cause the fair value of these investments to decrease.  Although changes in the fair value of the assets do not impact earnings or cash flow, they affect total partners’ capital and book value per unit.  In addition, if the fair value of the mortgage revenue bonds, PHC Certificates, and MBS Securities decreases, we may need to provide additional collateral for our debt financing secured by these assets.

We base the fair value of the mortgage revenue bonds and PHC Certificates  on a discounted cash flow or yield to maturity analysis performed by us. This calculation methodology encompasses judgment in its application.  If available we may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  As of December 31, 2015, all of our mortgage revenue bonds were valued using management’s discounted cash flow or yield to maturity analyses.  The PHC Certificates were valued using management’s yield to maturity analyses and the MBS Securities were priced using third-party pricing services.  Pricing services, broker quotes, and management’s analyses provide indicative pricing only.  Due to the limited market for the mortgage revenue bonds and PHC Certificates, these estimates of fair value do not necessarily represent what we would actually receive in a sale of these investments.

If uncertainties in the credit and capital markets continue, the markets deteriorate further, or we experience deterioration in the values of our investment portfolio, we may incur impairments to our investment portfolio which could negatively impact our financial condition, cash flows, and reported earnings.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  The nature of our mortgage revenue bonds, PHC Certificates, MBS Securities, and the debt financing used to finance these investments exposes us to financial risk due to fluctuations in market interest rates.  The mortgage revenue bonds, PHC Certificates, and MBS Securities all bear base interest at fixed rates.  In addition, the mortgage revenue bonds may also pay contingent interest which fluctuates based upon the cash flows of the underlying property.  As of December 31, 2015, the weighted average base rate of the mortgage revenue bonds reported in the consolidated financial statements was approximately 6.3% per annum, the weighted average base rate of the PHC Certificates was approximately 5.2% per annum and the weighted average coupon rate of the MBS Securities was approximately 4.3% per annum.

The following is a summary of the Partnership’s TEBS Financing at December 31, 2015:

	Outstanding TEBS Financing at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
M24 TEBS Financing	$61,546,000	2010	September-17	Variable	Weekly	0.04%	1.91%	1.95%
M31 TEBS Financing (1)	94,117,446	2014	July-19	Variable	Weekly	0.02%	1.42%	1.44%
M33 TEBS Financing (1)	84,227,842	2015	July-20	Variable	Weekly	0.02%	1.26%	1.28%
Total TEBS Financing\Effective Rate	$239,891,288							1.51%

(1) Facility fees are variable

If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2015, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $2.4 million.

The following is a summary of the Partnership’s TOB Trust Financing at December 31, 2015:

TOB Trusts Securitization	Outstanding TOB Trust Financing at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
PHC Certificates (1)	$43,985,000	2012	June-16	Variable	Weekly	0.68%	1.62%	2.30%
MBS Securities - 1	2,585,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
MBS Securities - 2	4,090,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
MBS Securities - 3	5,270,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
Decatur Angle	22,850,000	2014	October-16	Fixed	N/A	N/A	N/A	4.26%
Live 929	37,940,000	2014	July-19	Fixed	N/A	N/A	N/A	4.39%
Bruton Apartments	17,250,000	2014	July-17	Fixed	N/A	N/A	N/A	4.51%
Pro Nova 2014-1	9,010,000	2014	July-17	Fixed	N/A	N/A	N/A	4.01%
Pro Nova 2014-2	8,375,000	2014	July-17	Fixed	N/A	N/A	N/A	4.01%
Concord at Gulfgate	14,940,000	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Little York	11,235,000	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Williamcrest	15,610,000	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Columbia Gardens	11,700,000	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Willow Run	11,700,000	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Total TOB Trust Financing\Effective Rate	$216,540,000							3.26%

(1) Comprised of three TOB Trusts

If the average rates, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2015, the interest expense payments on the TOB Trust financing would have increased or decreased by approximately $2.2 million.

The following is a summary of the Partnership’s MF Property Mortgage Payables at December 31, 2015:

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Year End Rate
Arboretum	$16,742,368	2011	March 2017	Fixed	N/A	N/A	N/A	3.75%
Eagle Village (1)	8,038,911	2010	September 2018	Variable	Monthly	0.25%	3.00%	3.25%
Residences of DeCordova	1,815,223	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,820,623	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 UNL Student Housing-- Mortgage (2)	25,500,000	2013	March 2020	Variable	Monthly	3.25%	N/A	3.25%
The 50/50 UNL Student Housing--TIF Loan	4,299,990	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Woodland Park (1)	6,074,738	2013	August 2017	Variable	Monthly	0.19%	2.75%	2.94%
Total Mortgage Payable\Effective Rate	$68,291,853							3.60%

(1) Variable rate is based on LIBOR
(2) Variable rate is based on Wall Street Journal Prime Rate

If the average rates, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2015, the interest expense payments on the mortgage payables would have increased or decreased by approximately $683,000.

We manage our interest rate risk on our debt financing by entering into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on the variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at December 31, 2015:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value (1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
September-10	$31,936,667	3.00%	September-17	$921,000	$86	M24 TEBS	5.0%	Bank of New York Mellon

September-10	$31,936,667	3.00%	September-17	$845,600	$86	M24 TEBS	5.0%	Barclays Bank PLC

September-10	$31,936,667	3.00%	September-17	$928,000	$86	M24 TEBS	5.0%	Royal Bank of Canada

August-13	$93,305,000	1.50%	September-17	$793,000	$8,546	M24 TEBS	3.5%	Deutsche Bank

February-14	$41,250,000	1.00%	March-17	$230,500	$1,500	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc

February-14	$11,000,000	1.00%	March-17	$150,500	$400	MBS TOB Trusts	2.1%	SMBC Capital Markets, Inc

July-14	$31,565,000	3.00%	August-19	$315,200	$29,307	M31 TEBS	4.4%	Barclays Bank PLC

July-14	$31,565,000	3.00%	August-19	$343,000	$29,336	M31 TEBS	4.4%	Royal Bank of Canada

July-14	$31,565,000	3.00%	August-19	$333,200	$29,336	M31 TEBS	4.4%	SMBC Capital Markets, Inc

July-15	$28,095,000	3.00%	August-20	$210,000	$81,831	M33 TEBS	4.3%	Wells Fargo Bank

July-15	$28,095,000	3.00%	August-20	$187,688	$81,831	M33 TEBS	4.3%	Royal Bank of Canada

July-15	$28,095,000	3.00%	August-20	$174,900	$81,831	M33 TEBS	4.3%	SMBC Capital Markets, Inc

(1) For additional details, see Note 17 to the Company's consolidated financial statements.

In addition to the interest rate cap agreements, we contracted for two interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties.  The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2.0% fixed rate. On December 31, 2015 the fair value of the Decatur Angle swap is a liability of approximately $737,000 and the fair value of the Bruton swap is a liability of approximately $580,000.

These interest rate derivatives do not qualify for hedge accounting and they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $1.8 and $2.0 million in interest expense for the years ended December 31, 2015 and 2014. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $344,000 and $268,000 million as of December 31, 2015 and 2014, respectively.

Credit Risk

Our primary credit risk is the risk of default on our investment in mortgage revenue bonds and taxable property loans collateralized by the Residential Properties. The mortgage revenue bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities, any insurer or other party. In addition, the mortgage revenue bonds and the associated taxable property loans are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the mortgage revenue bonds and the taxable property loans is the net rental revenues generated by these properties or the net proceeds from any sale or refinance of these properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our mortgage revenue bond or taxable property loan on such property, a default may occur. A property’s ability to generate net rental income is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area in which a property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws); inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a multifamily residential property.

We also have credit risk in its investment in PHC Certificates, which hold custodial receipts evidencing loans made to a number of public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities solely out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program.  If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates.

Defaults on the mortgage revenue bonds, taxable property loans, or the public housing authorities loans backing the PHC Certificates may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the mortgage revenue bond or taxable property loan secured by the property.  In the event of a default on a mortgage revenue bond or taxable property loan, we will have the right to foreclose on the mortgage or deed of trust securing the property. If we take ownership of the property securing a defaulted mortgage revenue bond, we will be entitled to all net rental revenues generated by the property. If such an event occurs, such amounts may not provide tax-exempt income.

We actively manage the credit risks associated with our mortgage revenue bonds and taxable property loans by performing a complete due diligence and underwriting process of the properties securing these investments prior to investing.  In addition, we carefully monitor the performance of the properties underlying these investments subsequent to their purchase by the Partnership.  Our primary method of managing the credit risk associated with the PHC Certificates is to monitor the rating report issued at least annually by a rating agency for each of three PHC Certificates.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2015, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
America First Multifamily Investors, L.P.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of America First Multifamily Investors, L.P. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Multifamily Investors, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 5, 6 , 9 and 17, the consolidated financial statements include total investments valued at approximately $655,000,000 (75% of total assets) and $521,000,000 (70% of total assets) as of December 31, 2015 and 2014, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  At December 31, 2015 and 2014, management’s estimates were based on discounted cash flows or yield to maturity analyses performed by management.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 3, 2016

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$17,035,782	$49,157,571
Restricted cash	8,950,374	11,141,496
Interest receivable	5,220,859	4,121,486
Mortgage revenue bonds held in trust, at fair value (Notes 5 & 12)	536,316,481	378,423,092
Mortgage revenue bonds, at fair value (Note 5)	47,366,656	70,601,045
Public housing capital fund trusts, at fair value (Note 6)	60,707,290	61,263,123
Mortgage-backed securities, at fair value (Note 7)	14,775,309	14,841,558
Real estate assets: (Note 8)
Land and improvements	17,887,505	13,753,493
Buildings and improvements	139,153,699	110,706,173
Real estate assets before accumulated depreciation	157,041,204	124,459,666
Accumulated depreciation	(16,023,814)	(14,108,154)
Net real estate assets	141,017,390	110,351,512
Other assets (Note 9)	41,124,454	31,134,319
Assets held for sale (Note 10)	-	13,204,015
Total Assets	$872,514,595	$744,239,217

Liabilities
Accounts payable, accrued expenses and other liabilities	$5,667,948	$4,123,346
Distribution payable	8,759,343	7,617,390
Lines of credit (Note 11)	18,922,261	-
Debt financing (Note 12)	456,431,288	345,359,000
Mortgages payable (Note 13)	68,291,853	76,707,834
Derivative swap, at fair value (Note 16)	1,317,075	-
Liabilities held for sale (Note 10)	-	503,743
Total Liabilities	559,389,768	434,311,313

Commitments and Contingencies (Note 18)

Partnersʼ Capital
General Partner (Note 3)	399,077	578,238
Beneficial Unit Certificate holders	312,720,264	330,457,117
Unallocated deficit of Consolidated VIEs	-	(21,091,456)
Total Partnersʼ Capital	313,119,341	309,943,899
Noncontrolling interest (Note 8)	5,486	(15,995)
Total Capital	313,124,827	309,927,904
Total Liabilities and Partnersʼ Capital	$872,514,595	$744,239,217

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
Revenues:
Property revenues	$17,789,125	$14,250,572	$13,115,858
Investment income	34,409,809	26,606,234	22,651,622
Contingent interest income	4,756,716	40,000	6,497,160
Other interest income	2,624,262	856,217	1,772,338
Gain on sale of MF Properties	4,599,109	—	—
Gain on mortgage revenue bonds - sale and redemption	—	3,701,772	—
Other income	373,379	188,000	250,000
Total revenues	64,552,400	45,642,795	44,286,978
Expenses:
Real estate operating (exclusive of items shown below)	10,052,669	7,796,761	7,622,182
Realized loss on taxable property loans	—	—	4,557,741
Provision for loan loss	—	75,000	168,000
Provision for loss on receivables	—	—	241,698
Depreciation and amortization	8,127,800	6,081,500	5,823,477
Interest	14,826,217	11,165,911	6,990,844
General and administrative	8,660,889	5,547,208	4,237,245
Total expenses	41,667,575	30,666,380	29,641,187
Income from continuing operations	22,884,825	14,976,415	14,645,791
Income from discontinued operations (including gain on sale of VIEs of approximately $3.2 million in 2015 and MF Properties of approximately $3.2 million in 2013)	3,721,397	52,773	3,331,051
Net income	26,606,222	15,029,188	17,976,842
Net (loss) income attributable to noncontrolling interest	(2,801)	(4,673)	261,923
Net income - America First Multifamily Investors, L.P.	$26,609,023	$15,033,861	$17,714,919

Net income (loss) allocated to:
General Partner	$2,474,274	$1,056,316	$1,416,296
Limited Partners - Unitholders	20,413,352	14,613,105	17,414,885
Unallocated gain (loss) of Consolidated VIEs	3,721,397	(635,560)	(1,116,262)
Noncontrolling interest	(2,801)	(4,673)	261,923
	$26,606,222	$15,029,188	$17,976,842
Unitholdersʼ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.34	$0.25	$0.32
Income from discontinued operations	—	—	0.08
Net income, basic and diluted, per unit	$0.34	$0.25	$0.40
Distributions declared, per unit	$0.50	$0.50	$0.50
Weighted average number of units outstanding, basic and diluted	60,252,928	59,431,010	43,453,476

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
Net income	$26,606,222	$15,029,188	$17,976,842
Unrealized gain (loss) on securities	10,042,241	62,852,308	(27,062,400)
Net realized (loss) on securities	-	(1,658,166)	-
Unrealized gain (loss) on bond purchase commitments	(146,053)	10,632,590	(4,852,177)
Comprehensive income (loss) - America First Multifamily Investors, L.P.	$36,502,410	$86,855,920	$(13,937,735)

Comprehensive income (loss) allocated to:
General Partner	$2,573,235	$1,774,583	$1,097,150
Limited Partners - Unitholders	30,210,579	85,721,570	(14,180,546)
Unallocated gain (loss) of Consolidated Property VIEs	3,721,397	(635,560)	(1,116,262)
Noncontrolling interest	(2,801)	(4,673)	261,923
Comprehensive income (loss) - America First Multifamily Investors, L.P.	$36,502,410	$86,855,920	$(13,937,735)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(430,087)	42,772,928	$207,383,087	$(25,035,808)	$2,053,739	$183,970,931	$7,161,381
Sale of beneficial unit certificates		8,280,000	48,213,603	-	-	48,213,603	-
Deconsolidation of Ohio Properties	14,064		1,392,303	-	(1,012,966)	393,401	1,406,367
Deconsolidation of Greens Property	-		-	-	(1,314,018)	(1,314,018)	-
Deconsolidation of VIEs	(2,104)		(208,267)	5,696,174	-	5,485,803	(210,370)
Sale of mortgage revenue bond	(6,518)		(645,331)	-	-	(651,849)	(651,849)
Bond foreclosure	40,807		4,039,927	-	-	4,080,734	4,080,734
Distributions paid or accrued:
Regular distribution	(211,786)		(20,966,900)	-	-	(21,178,686)	-
Distribution of Tier 2 earnings (Note 3)	(484,855)		(1,454,564)	-	-	(1,939,419)	-
Net income (loss)	1,416,296		17,414,885	(1,116,262)	261,923	17,976,842	-
Unrealized loss on securities	(270,624)		(26,791,776)	-	-	(27,062,400)	(27,062,400)
Unrealized loss on bond purchase commitment	(48,522)		(4,803,655)	-	-	(4,852,177)	(4,852,177)
Balance at December 31, 2013	$16,671	51,052,928	$223,573,312	$(20,455,896)	$(11,322)	$203,122,765	$(20,128,314)
Sale of beneficial unit certificates	-	9,200,000	51,288,699	-	-	51,288,699	-
Redemption and sale of mortgage revenue bonds	(24,137)		(2,389,576)	-	-	(2,413,713)	(2,413,713)
Sale of MBS Securities	7,555		747,992	-	-	755,547	755,547
Distributions paid or accrued:
Regular distribution	(275,910)		(27,315,146)	-	-	(27,591,056)	-
Distribution of Tier 2 earnings (Note 3)	(937,106)		(2,811,318)	-	-	(3,748,424)	-
Net income (loss)	1,056,316		14,613,105	(635,560)	(4,673)	15,029,188	-
Unrealized gain on securities	628,523		62,223,785	-	-	62,852,308	62,852,308
Unrealized gain on bond purchase commitment	106,326		10,526,264	-	-	10,632,590	10,632,590
Balance at December 31, 2014	$578,238	60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418
Bond redemption related to MF Property acquisition	(6,309)		(624,610)			(630,919)	(630,919)
Sale of MF Property	-		-	-	24,282	24,282	-
Deconsolidation of VIEs	(173,701)		(17,196,359)	17,370,059	-	-	-
Distributions paid or accrued:
Regular distribution	(233,430)		(23,109,595)	-	-	(23,343,025)	-
Distribution of Tier 2 earnings (Note 3)	(2,338,956)		(7,016,869)	-	-	(9,355,825)	-
Net income (loss)	2,474,274		20,413,352	3,721,397	(2,801)	26,606,222	-
Unrealized gain on securities	100,422		9,941,819	-	-	10,042,241	10,042,241
Unrealized loss on bond purchase commitment	(1,461)		(144,592)	-	-	(146,053)	(146,053)
Balance at December 31, 2015	$399,077	60,252,928	$312,720,264	$-	$5,486	$313,124,827	$60,963,687

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended,
	2015	2014	2013
Cash flows from operating activities:
Net income	$26,606,222	$15,029,188	$17,976,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,127,800	7,021,557	6,742,439
Provision for loan loss	-	75,000	168,000
Non-cash loss on derivatives	1,802,655	1,282,369	283,610
Bond premium/discount amortization	238,996	(181,208)	(332,003)
Gain on mortgage revenue bonds - redemption	-	(3,701,772)	-
Gain on the sale of MF Properties	(4,599,109)	-	-
Provision for loss from receivables	-	-	241,698
Gain on the sale of discontinued operations	(3,212,447)	-	(3,177,183)
Contingent interest realized from Consolidated VIEs in 2015, Ashley Square in 2014 and upon the sale of the Iona Lakes mortgage revenue bond in 2013	(4,756,716)	(40,000)	(6,497,160)
Note interest income realized from the sale of Fairmont Oaks, Consolidated VIE	(1,454,621)	-	-
Realized loss on taxable property loan	-	-	4,557,741
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,452,084)	(1,074,623)	(2,464,062)
Increase in other assets	(416,419)	(24,276)	(2,257,600)
Increase in accounts payable and accrued expenses	(496,859)	(942,064)	(1,009,598)
Net cash provided by operating activities	19,387,418	17,444,171	14,232,724
Cash flows from investing activities:
Capital expenditures	(3,282,107)	(23,798,209)	(13,007,148)
Acquisition of mortgage revenue bonds	(188,572,000)	(142,794,827)	(148,624,000)
Proceeds from sale of MF Properties	16,196,510	-	-
Proceeds from the sale of discontinued operations	22,900,000	-	22,610,000
Proceeds from the mortgage revenue bonds and MBS Securities - sale and redemptions	-	60,398,010	21,935,343
Restricted cash - debt collateral released (paid)	900,000	1,699,973	(3,992,848)
Restricted cash - M24 and M31 TEBS financing facilities released	6,622,959	-	-
Restricted cash - M33 and M31 TEBS financing facilities paid	(4,815,000)	(6,252,027)	-
Principal payments received on mortgage revenue bonds	22,896,089	7,214,136	2,764,286
Principal payments received on taxable property loans	153,821	145,000	-
(Increase) decrease in restricted cash	(16,004)	(475,208)	94,423
Assets purchased - held for investment	(2,889,400)	-	(1,090,000)
Restructure and acquisition of interest rate derivative	(562,088)	(1,382,900)	(793,000)
Cash realized from the bond exchange for the Suites on Paseo Property	514,095	-	-
Increase in notes receivable	(11,208,763)	(710,118)	(1,603,083)
Repayment of notes receivable	2,958,415	68,530	-
Investment in bonds due to the sale recognition of discontinued operations	-	-	(27,778,000)
Cash received from taxable property loans receivable - Ohio Properties	-	-	4,064,089
Change in restricted cash - Greens Property sale	-	-	2,546,363
Acquisition of MBS securities	-	-	(12,629,888)
Acquisition of taxable bonds	(500,000)	-	(2,918,000)
Net cash used in investing activities	(138,703,473)	(105,887,640)	(158,421,463)
Cash flows from financing activities:
Distributions paid	(31,556,898)	(30,168,167)	(22,238,937)
Proceeds from the sale of beneficial unit certificates	-	54,740,000	51,750,000
Payment of offering costs related to the sale of beneficial unit certificates	-	(3,451,301)	(3,536,397)
Proceeds from debt financing	293,205,000	186,815,000	81,490,000
Principal borrowings on mortgages payable	-	22,622,552	20,697,452
Principal payments on debt financing	(182,132,712)	(98,730,000)	(2,164,000)
Principal payments on mortgages payable	(8,415,981)	(3,056,763)	(372,856)
Principal borrowing on lines of credit	74,071,261	-	16,065,900
Principal payments on lines of credit	(55,149,000)	-	(16,065,900)
Increase (decrease) in liabilities related to restricted cash	16,004	475,208	(94,423)

	For the Years Ended,
	2015	2014	2013
Deferred costs related to future equity raises	(169,667)	-	-
Debt financing costs	(2,709,513)	(2,927,732)	(355,585)
Net cash provided by financing activities	87,158,494	126,318,797	125,175,254
Net increase (decrease) in cash and cash equivalents	(32,157,561)	37,875,328	(19,013,485)
Cash and cash equivalents at beginning of year, including cash and cash equivalents of discontinued operations of $35,772, $25,976, and $208,053, respectively	49,193,343	11,318,015	30,331,500
Cash and cash equivalents at end of year, including cash and cash equivalents of discontinued operations of $0, $35,772, and $25,976, respectively	$17,035,782	$49,193,343	$11,318,015

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$12,866,079	$9,112,063	$6,621,251
Distributions declared but not paid	$8,759,343	$7,617,390	$6,446,077
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	$26,368	$137,759	$1,758,297
Exchange of suites on Paseo assets held for the Suites on Paseo Property	$42,665,912	$-	$-
Conversion of Woodland Park mortgage revenue bond to MF Property	$-	$-	$15,662,000
Restricted cash released to pay down mortgages payable	$-	$-	$2,356,640
Deconsolidation of the discontinued operations - noncontrolling interest	$-	$-	$2,326,984
Recognition of taxable property loans receivable - discontinued operations	$-	$-	$2,086,236

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1. Organization

America First Multifamily Investors, L.P. was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties. America First Multifamily Investors, L.P. expects and believes the interest earned on these bonds is excludable from gross income for federal income tax purposes. As a result, most of the income earned by the America First Multifamily Investors, L.P. is exempt from federal income taxes. The general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”). The affairs of America First Multifamily Investors, L.P. and the conduct of its business are governed by the America First Multifamily Investors, L.P. First Amended and Restated Agreement of Limited Partnership dated September 15, 2015 (the “Amended and Restated LP Agreement”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. The “wholly-owned subsidiaries” include the MF Properties owned by various limited partnerships in which one of the wholly-owned subsidiaries (a “Holding Company”) holds a 99% limited partner interest. All intercompany transactions are eliminated. The wholly-owned consolidated subsidiaries of the Partnership consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold mortgage revenue bonds in order to facilitate the TEBS Financing, M24 TEBS Financing, with Freddie Mac (see Note 12).

•

ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS financing, M31 TEBS Financing, with Freddie Mac (see Note 12).

•

ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created in 2015 to hold mortgage revenue bonds in order to facilitate the third TEBS Financing, M33 TEBS Financing, with Freddie Mac (see Note 12).

•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership committed to loan money for the development of multifamily properties (see Note 9).
•	Eight MF Properties which are either wholly or majority owned by the Partnership or subsidiaries of the Partnership (see Note 8).

Two properties, Bent Tree and Fairmont Oaks, in which the Partnership does not hold an ownership interest but which own multifamily properties financed with mortgage revenue bonds owned by the Partnership are VIEs.  The Partnership has been determined to be the primary beneficiary of these VIEs, the Consolidated VIEs. The Consolidated VIEs are presented as discontinued operations for all periods presented and all significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Company’s consolidated financial statements reported in this Form 10-K include the financial position and results of operations of the Partnership and the Consolidated VIEs.

Variable Interest Entities

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

In the Company’s consolidated financial statements, all transactions and accounts between the Partnership and the Consolidated VIEs have been eliminated in consolidation. The Partnership does not believe that the consolidation of VIEs for reporting under GAAP impacts the Partnership’s status as a partnership for federal income tax purposes or the status of Unitholders as partners of the Partnership, the treatment of the mortgage revenue bonds on the properties owned by Consolidated VIEs as debt, the nature of the interest payments, which it believes to be tax-exempt, received on the mortgage revenue bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to Unitholders on IRS Form K-1.

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the Consolidated VIEs and the Consolidated VIEs’ net losses subsequent to that date are not allocated to the General Partner and Unitholders as such activity is not contemplated by, or addressed in, the Amended and Restated LP Agreement. The primary purpose of the Partnership is to acquire, hold, sell and otherwise deal with mortgage revenue bonds and other instruments which have been issued to provide construction and/or permanent financing for Residential Properties and other commercial properties. The Mortgage Revenue Bonds, the PHC Certificates, and the MBS Securities segments fulfill this purpose, are long-term investments, and the properties which collateralize the mortgage revenue bonds are not owned or managed by the Partnership.  The MF Property segment is comprised of directly and indirectly owned, actively managed, and controlled multifamily properties. The MF Properties included in this segment are typically financed with third party mortgages.

Effective in 2015, the Company changed its reportable segments due to the classification of the Company’s Consolidated VIEs as discontinued operations. The Consolidated VIE segment was comprised of the results of operations of the underlying collateral for the related mortgage revenue bonds. The Company concluded its investment in the Consolidated VIE segment was not consistent with the Company’s portfolio of assets, as described above.  As such, the Company decided to implement a strategic shift in direction by discontinuing its Consolidated VIE segment. This decision was made for the following reasons:

•

The risk profile of the Consolidated VIE segment was unique as the substance of the investment was the result of the operations of the underlying properties and not the mortgage revenue bonds (which is the form of the investment).The risk profile includes:

•	The underlying properties’ thin capitalization,
•	Related party ownership groups, and
•	The lack of ultimate decision-making authority.
•	The stated purpose of the Company was not to manage properties without having some type of ownership or ability to control the underlying property.
•	Subsequent to the disposition of the Consolidated VIE properties by their owners, the Company does not plan to include this type of investment as part of its strategic direction.

In April 2015, the Partnership entered into brokerage contracts to sell Bent Tree and Fairmont Oaks, Consolidated VIEs. As a result, these entities met the criteria for discontinued operations presentation and have been classified as such in the Company’s consolidated financial statements for all periods presented.  The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. For the year ended December 31, 2015, the Company’s Consolidated VIEs are reported as discontinued operations on the Company’s consolidated financial statements. As of and for the years ended December 31, 2014 and 2013, the Company's two Consolidated VIEs are reported as assets held for sale and discontinued operations on the Company's consolidated financial statements. No net income or loss from these properties’ operations or sale accrued to the Unitholders or the General Partner during 2015 (see Notes 4, 8, 10, 21, and 22).

Acquisition Accounting

Pursuant to the guidance on acquisition accounting, the Partnership allocates the contractual purchase price of a property acquired to the land, building, and leases in existence as of the date of acquisition based on their relative fair values.  The building is valued as if vacant. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases and is included in the statement of operations under depreciation and amortization expense. The acquisition related costs to acquire a property are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid securities and investments in federally tax-exempt securities with maturities of three months or less when purchased.

Concentration of Credit Risk

The Partnership maintains the majority of its unrestricted cash balances at two financial institutions.  The balances insured by the Federal Deposit Insurance Corporation are equal to $250,000 at each institution.  At various times the cash balances exceeded the $250,000 limit.  The Partnership is also exposed to risk on its short-term investments in the event of non-performance by counterparties.  The Partnership does not anticipate any non-performance.  This risk is minimized significantly by the Partnership’s portfolio being restricted to investment grade securities.

Restricted Cash

Restricted cash is legally restricted to use and is comprised of resident security deposits, required maintenance reserves, escrowed funds, restricted compensating balances, and property rehabilitation.  At December 31, 2015, certain of our credit facilities require restricted cash balances as additional collateral.  Specifically, approximately $5.4 million related to the TEBS Financing facilities, approximately $400,000, related to the M24 Financing facility derivatives, and approximately $1.5 million related to the interest rate swaps were held in restricted cash (see Note 16).

Investment in Mortgage Revenue Bonds and Other Other Investments

The Partnership accounts for its investments in mortgage revenue bonds and other investments under the guidance for accounting for certain investments in debt and equity securities.  The guidance requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Partnership’s investments in mortgage revenue bonds and other investments are classified as available-for-sale, and are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.

There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Partnership bases its estimate of fair value of the mortgage revenue bonds using discounted cash flow or yield to maturity analyses performed by management. This calculation methodology encompasses a significant amount of management judgment in its application.  If available, the Partnership may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and the Partnership’s analyses provide indicative pricing only.

The Partnership periodically reviews each of its mortgage revenue bonds for impairment.  The Partnership evaluates whether unrealized losses are considered to be other-than-temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers,
•	Adverse conditions specifically related to the security, its collateral, or both,
•	Volatility of the fair value of the security,
•	The likelihood of the borrower being able to make payments,
•	Failure of the issuer to make scheduled interest or principal payments, and
•	Recoveries or additional declines in fair value after the balance sheet date.

While the Partnership evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Partnership will be required to sell the securities before a recovery in value and whether the Partnership expects to recover the securities’ entire amortized cost basis.  The ability to recover the securities’ entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serve as the collateral for the bonds.  The Partnership utilizes a discounted cash flow model for the underlying property that serves as collateral on the bond and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other-than-temporary impairment of debt securities.  The inputs to these models require the Partnership to make assumptions, the most significant of which include:

•

Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses, and

•

The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models ranged between 5.3% and 7.5% which the Partnership believes represents a reasonable range given the current market for Residential Properties.

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

If the discounted cash flows from a property are less than the amortized cost of the bond, the Partnership believes that there is a strong indication that the cash flows from the property will not support the payment of the required principal and interest on the bond and, accordingly, the bond is considered other-than-temporarily impaired.  If an other-than-temporary impairment exists, the amortized cost basis of the mortgage revenue bond is written down to its estimated fair value.  The amount of the write-down representing a credit loss is accounted for as a realized loss on the statement of operations.  The amount of the write-down representing a non-credit loss is recorded to other comprehensive income.  The difference between the amortized cost basis and the discounted cash flows using the effective interest rate represents the credit loss.  Any residual decline in value would be considered the interest related loss or non-credit loss.  The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

The Partnership owns some mortgage revenue bonds which were purchased at a discount or premium. The discount or premium on an investment is amortized on an effective yield method and the result is realized in investment income in the current period.

The Partnership eliminates the mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with implementation of the consolidation guidance for variable interest entities.

Investment in PHC Certificates and MBS Securities

The Partnership accounts for its investments in PHC Certificates and MBS Securities under the guidance for accounting for certain investments in debt and equity securities.  The guidance requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Partnership’s PHC Certificates and MBS Securities investments are classified as available-for-sale, and are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.

There is no active trading market for the PHC Certificates and price quotes are not available.  The estimates of the fair values of the PHC Certificates are based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the PHC Certificates adjusted largely for unobservable inputs the Partnership believes would be used by market participants. The Partnership’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to the Partnership’s estimates.

The Partnership periodically reviews each class of PHC Certificates for impairment. The Partnership evaluates whether a decline in the fair value of a PHC Certificate below its amortized cost is other-than temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers,
•	Downgrade in the security’s rating by S&P,
•	Volatility of the fair value of the security.

The Partnership values each MBS security based upon prices obtained from a third party pricing service, which are indicative of market activity.  The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods, trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds.  The Partnership analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Partnership estimates as 7.5%.  The Partnership also looks at observations of trading activity in the market place when available.

The Partnership periodically reviews each MBS Security for impairment. The Partnership evaluates whether a decline in the fair value of a security below its amortized cost is other-than-temporary based on a number of factors including the duration and severity of the decline in fair value and the Partnership’s intent and ability to hold the security until its value recovers.  Each MBS Security has been rated either “AAA” or “AA” by either S&P or Moody’s.  A downgrade in rating for each MBS Security or new issuances of similar MBS Securities with ratings by S&P or Moody’s below the “A” rating would be a factor in concluding that impairment is other-than-temporary.

Investments in Real Estate

The Partnership’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily, student housing, and senior citizen residential apartment buildings and five to 15 years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while improvements, renovations, and replacements are capitalized. The Partnership also holds land held for investment and development which is reported at cost.

The Partnership reviews each property and land held for investment and development for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

Taxable Property Loans

In addition to the mortgage revenue bonds held by the Partnership, taxable property loans have been made to the owners of some of the properties which secure the bonds.  The repayment of these taxable property loans is dependent largely on the value of the property or its cash flows which collateralize the loans.  The Partnership periodically evaluates these loans for potential losses by estimating the fair value of the property which collateralizes the loans and comparing the fair value to the outstanding mortgage revenue bonds plus any taxable property loans.  The Partnership utilizes the discounted cash flow model (“DCF”) discussed above except that in estimating a property fair value, the Partnership evaluates a number of different DCF models that contain varying assumptions.  The various models may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior mortgage revenue bond exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment. For the years ended December 31, 2015 2014 and 2013, the Partnership recognized a provision for loan losses of approximately $0, $75,000 and $168,000, respectively (see Note 9).

Accounting for TEBS and TOB Financing Arrangements

The Partnership has evaluated the accounting guidance in regard to the M33, M31, and M24 TEBS and TOB Financing arrangements (Note 12) and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as secured financing transactions.  More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset.  This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through any of the following:

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

The M33, M31, and M24 TEBS Financing agreements contain certain provisions that allow the Partnership to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds.  The Optional Series Pool Release is defined in the agreements closed in 2010 as two specific dates, September 15, 2017, or September 15, 2020, on which the Partnership has the option to repurchase all of the securitized bonds.  The Optional Series Pool Release is defined in the agreements closed in 2014 as two specific dates, July 15, 2019 or July 15, 2024, on which the Partnership has the option to repurchase all of the securitized bonds.  The Optional Series Pool Release is defined in the agreements closed in 2015 as two specific dates, July 15, 2020 or July 15, 2025, on which the Partnership has the option to repurchase all of the securitized bonds. Given these terms, the Partnership has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred.  As effective control has not been transferred, the transaction does not meet the conditions to de-recognize the assets. The TOB Financing agreements contain certain provisions that allow the Partnership to call the bonds held in the TOB Trusts through their ownership of the LIFERS so effective control has not been transferred.

In addition to evaluating the M33, M31, and M24 TEBS Financings as a sale or transfer of financial assets, we have evaluated the securitization trusts associated with the TEBS Financing facilities, the M33 TEBS Trust, M31 TEBS Trust, and M24 TEBS Trust, under the provisions of consolidation guidance.  As part of the M33, M31, and M24 TEBS Financings, certain bond assets of the Partnership were securitized into the M33, M31, and M24 TEBS Trusts with Freddie Mac.  The M33, M31 and M24 TEBS Trusts then issued Class A and B TEBS Certificates.  Other Partnership investments are securitized into TOB Trusts with DB.  The TOB trustee then issued senior floating-rate participation interests (“SPEARS”) and LIFERS.  The Partnership has determined that the M33, M31, and M24 TEBS Trusts are VIEs and the Class B Certificates owned by the Partnership create a variable interest in the M33, M31, and M24 TEBS Trusts.  It was also determined that the TOB Trusts are VIEs and the LIFERS owned by the Partnership create a variable interest entity in the TOB Trusts.

In determining the primary beneficiary of the M33, M31, and M24 TEBS Trusts and TOB Trusts, the Partnership considered the activities of each of the VIEs which most significantly impact the VIE’s economic performance, who has the power to control such activities, the risks which the entity was designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership has retained the right, pursuant to the M33, M31, and M24 TEBS Financing agreements, to either substitute or reacquire some or all of the securitized bonds at various future dates and under various circumstances.  As a result, the Partnership determined it had retained a controlling financial interest in the M33, M31, and M24 TEBS Trusts because such actions effectively provide the Partnership with the ability to control decisions pertaining to the VIE’s management of interest rate and credit risk.  While in the M33, M31, and M24 TEBS Trusts, the bond assets may only be used to settle obligations of the trusts and the liabilities of the trusts do not provide the Class A certificate holders with recourse to the general credit of the Partnership.

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

It was determined that the Partnership met the primary beneficiary criteria and was the most closely associated with the VIE and, therefore, was determined to be the primary beneficiary under these financing arrangements.  Given these accounting determinations, the M33, M31, and M24 TEBS and TOBS Financing facilities and the associated M33, M31, and M24 TEBS and TOBS Financings are presented as secured financing to the Company’s consolidated financial statements.

Bond Purchase Commitments

The bond purchase commitments held by the Partnership have no cost. The commitments are required to be measured and recorded at fair value, which is estimated under the same methodology as the Partnership’s mortgage revenue bonds in the Company’s consolidated financial statements (see Notes 5, 17, and 18).

Deferred Financing Costs

Debt financing costs are capitalized and amortized utilizing the effective interest method over the stated maturity of the related debt financing agreement. Bond issuance costs are capitalized and amortized utilizing the effective interest method over the stated maturity of the related mortgage revenue bonds.   As of December 31, 2015 and 2014, debt financing costs and bond issuance costs of $10.8 million and $8.5 million, respectively, were included in other assets. These costs are reduced on the balance sheet by the accumulated amortization of approximately $4.9 million and $3.9 million as of December 31, 2015 and 2014, respectively, and are reflected with depreciation on the Company’s consolidated financial statements for all periods presented.

Income Taxes

No provision has been made for income taxes because the Unitholders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes.  Certain of the Consolidated VIEs and wholly-owned subsidiaries of the Partnership are corporations that are subject to federal and state income taxes.  At December 31, 2015 and 2014, the Partnership evaluated whether it was more likely than not that any deferred tax assets would be realized.  The Partnership recorded a full valuation allowance of approximately $405,000 and $8.5 million at December 31, 2015 and 2014, respectively against the deferred tax assets created at these entities by timing differences because the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Mortgage Revenue Bonds

The interest income received by the Partnership from its mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing mortgage revenue bonds is recognized as it is earned. Base interest income on mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is received. The Partnership reinstates the accrual of base interest once the mortgage revenue bond’s ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable.  Past due contingent interest on mortgage revenue bonds, which are or were previously not fully performing, is recognized when realized or realizable.  As of December 31, 2015 and 2014, the Partnership’s mortgage revenue bonds were fully performing as to their base interest.

Revenue Recognition on Investments in Real Estate, MBS, and PHC Certificates

The Partnership’s Consolidated VIEs and the MF Properties (see Note 8) are lessors of multifamily, student housing, and senior citizen rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Interest income on the MBS and PHC Certificates is recognized as it is earned (see Notes 6 and 7).

Derivative Instruments and Hedging Activities

The Partnership accounts for its derivative and hedging activities in accordance with the guidance on Derivatives and Hedging.  The guidance on Derivatives and Hedging requires the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated balance sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.  The Partnership’s interest rate derivative agreements do not have a specific hedge designation under the guidance on derivatives and hedging, and therefore changes in fair value are recognized in the consolidated statements of operations as interest expense.  The Partnership is exposed to loss should a counterparty to its derivative instruments default.  The Partnership does not anticipate non-performance by any counterparty.  The fair value of the interest rate derivative agreements is determined based upon current price quotes by recognized dealers.

Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC. The BUCs earnings are comprised of 99% of all net recurring income from the Partnership and 75% of Tier 2 income. The net income per BUCs includes no amounts related to the results of operations or the sales of the Consolidated VIEs.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates and assumptions include those used in determining investment valuation, investment impairments, impairment of property assets, and allowance for loan losses.

3. Partnership Income, Expenses and Cash Distributions

The Amended and Restated LP Agreement contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments. Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of BUCs held by each Unitholder as of such date. For purposes of the Amended and Restated LP Agreement, cash distributions, if any, received by the Partnership from the Investment in MF Properties (see Note 8) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

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

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs. The unallocated deficit of the Consolidated VIEs and the Consolidated VIEs’ net losses subsequent to that date are not allocated to the General Partner and Unitholders as such activity is not contemplated by, or addressed in, the Amended and Restated LP Agreement. The Consolidated VIEs were sold during 2015, therefore the unallocated deficit of the Consolidated VIEs is zero on December 31, 2015 (see Note 2, “Principles of Consolidation”).

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2015, 2014, and 2013 were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Cash Distributions	$0.5000	$0.5000	$0.5000

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

In April 2015, the Partnership entered into brokerage contracts to sell Bent Tree and Fairmont Oaks, Consolidated VIEs. As a result, these entities met the criteria for discontinued operations presentation and have been classified as such in the Company’s consolidated financial statements for all periods presented. For additional details, see Note 2, “Principles of Consolidation”.

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

The capital structure of Bent Tree and Fairmont Oaks VIEs consisted of senior debt, subordinated debt, and equity capital. The senior debt was in the form of a mortgage revenue bond and accounts for the majority of the total capital of each VIE. As the bondholder, the Partnership was entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership in these entities is ultimately held by corporations which are owned by three individuals, one of which is a related party. Additionally, each of these properties is managed by an affiliate of the Partnership, Properties Management, which is an affiliate of Burlington.

The Partnership determined it was the primary beneficiary of the Bent Tree and Fairmont Oaks VIEs, the Consolidated VIEs. The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. For the year ended December 31, 2015, the Company’s Consolidated VIEs are reported as discontinued operations on the Company’s consolidated financial statements. As of and for the year ended December 31, 2014, the Company's two Consolidated VIEs are reported as assets held for sale and discontinued operations on the Company's consolidated financial statements. The Company has also eliminated the Consolidated VIE segment as a reportable segment. No net income or loss from these properties’ operations or sale accrued to the Unitholders or the General Partner during 2015. For additional details, see Notes 2, 8, 10, 21, and 22 to the Company’s consolidated financial statements.

Non-Consolidated VIEs

On December 31, 2015 and 2014, the Company did not consolidate fifteen and nine, respectively, VIE entities. The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining multifamily residential properties, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets. While the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

The following tables present information regarding the Non-Consolidated VIEs held by the Partnership as of December 31, 2015 and 2014:

	December 31, 2015
	Balance Sheet Classification		Maximum Exposure to Loss
	Mortgage Revenue Bond	Property Loan	Mortgage Revenue Bond	Property Loan
Ashley Square Apartments	$5,607,163	$1,482,000	$5,099,000	$7,942,472
Bruton Apartments	20,046,839	-	18,145,000	-
Columbia Gardens	15,224,597	-	15,224,597	-
Cross Creek	9,034,294	3,624,614	6,101,605	3,624,614
Glenview Apartments	6,926,243	-	6,723,000	-
Harden Ranch	7,628,981	-	6,960,000	-
Montclair Apartments	3,569,573	-	3,458,000	-
Santa Fe Apartments	4,884,102	-	4,736,000	-
Seasons at Simi Valley	6,724,110	-	6,320,000	-
Sycamore Walk	5,447,000	-	5,447,000	-
Tyler Park Apartments	6,562,209	-	6,075,000	-
Vantage at Braunfels, LLC	-	4,364,787	-	4,364,787
Vantage at Brooks, LLC	-	3,533,104	-	3,533,104
Westside Village Market	4,172,340	-	3,970,000	-
Willow Run	15,224,591	-	15,224,591	-
	$111,052,042	$13,004,505	$103,483,793	$19,464,977

	December 31, 2014
	Balance Sheet Classification		Maximum Exposure to Loss
	Mortgage Revenue Bond	Property Loan	Mortgage Revenue Bond	Property Loan
Ashley Square Apartments	$5,645,559	$1,482,000	$5,159,000	$7,534,002
Bruton Apartments	18,145,000	-	18,145,000	-
Cross Creek	8,617,079	3,528,615	6,074,817	3,528,615
Glenview Apartments	6,723,000	-	6,723,000	-
Harden Ranch	9,300,000	-	9,300,000	-
Montclair Apartments	3,458,000	-	3,458,000	-
Santa Fe Apartments	4,736,000	-	4,736,000	-
Tyler Park Apartments	8,100,000	-	8,100,000	-
Westside Village Market	5,400,000	-	5,400,000	-
	$70,124,638	$5,010,615	$67,095,817	$11,062,617

The following table provides information regarding the Consolidated VIEs, which are included in assets held for sale, at December 31, 2014 in the Partnership’s financial statements. In addition to the mortgage revenue bonds detailed below, the Partnership has made taxable property loans to these consolidated VIEs of $7.4 million as of December 31, 2014. These were eliminated upon consolidation. The Consolidated VIEs were sold in the fourth quarter of 2015, therefore there were no assets held for sale reported as of December 31, 2015. The total income earned from the mortgage revenue bonds in 2015 was approximately $821,000.

VIEs, Assets Held for Sale - December 31, 2014
Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2014	Income Earned in 2014

Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,465,000	$468,859
Fairmont Oaks Apartments (1)	Gainesville, FL	4/1/2033	6.30%	7,266,000	460,420
Total Mortgage Revenue Bonds				$14,731,000	$929,279

(1) Bonds held by ATAX TEBS I, LLC

5. Investments in Mortgage Revenue Bonds

Each of the mortgage revenue bonds were issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the mortgage revenue bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage revenue bonds. The mortgage revenue bonds are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the mortgage revenue bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage revenue bond, however, is collateralized by a mortgage on all real and personal property included in the related property and bears interest at a fixed rate and two of the mortgage revenue bonds provide for the payment of additional contingent interest that is payable from available net cash flow generated by the financed property.

The following tables present information regarding the mortgage revenue bonds owned by the Partnership as of December 31, 2015 and 2014:

	December 31, 2015
Description of Mortgage Revenue Bonds Held in Trust	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,565,657	$1,767,508	$-	$13,333,165
Ashley Square (1)	5,099,000	508,163	-	5,607,163
Avistar at Chase Hill - Series A (3)	9,935,552	1,133,024	-	11,068,576
Avistar at the Crest - Series A (3)	9,637,485	1,301,224	-	10,938,709
Avistar at the Oaks - Series A (3)	7,777,936	840,159	-	8,618,095
Avistar at the Parkway - Series A (4)	13,300,000	330,251	-	13,630,251
Avistar in 09 - Series A (3)	6,715,948	725,445	-	7,441,393
Avistar on the Boulevard - Series A (3)	16,418,497	1,872,323	-	18,290,820
Avistar on the Hills - Series A (3)	5,373,756	693,096	-	6,066,852
Bella Vista (1)	6,430,000	766,135	-	7,196,135
Bridle Ridge (1)	7,595,000	817,222	-	8,412,222
Brookstone (1)	7,468,668	1,436,203	-	8,904,871
Bruton Apartments (2)	18,145,000	1,901,839	-	20,046,839
Columbia Gardens (2)	15,224,597	-	-	15,224,597
Concord at Gulfgate - Series A (2)	17,060,000	852,612	-	17,912,612
Concord at Little York - Series A (2)	12,480,000	688,441	-	13,168,441
Concord at Williamcrest - Series A (2)	18,020,000	1,182,543	-	19,202,543
Copper Gate Apartments (3)	5,185,000	616,341	-	5,801,341
Cross Creek (1)	6,101,605	2,932,689	-	9,034,294
Decatur Angle (2)	23,000,000	1,582,083	-	24,582,083
Glenview Apartments - Series A (4)	4,670,000	210,572	-	4,880,572
Greens Property - Series A (3)	8,294,000	1,138,270	-	9,432,270
Harden Ranch - Series A (3)	6,960,000	668,981	-	7,628,981
Heritage Square - Series A (4)	11,185,000	273,488	-	11,458,488
Lake Forest (1)	8,766,000	1,177,745	-	9,943,745
Live 929 Apartments (2)	40,801,557	5,829,855	-	46,631,412
Montclair Apartments - Series A (4)	2,530,000	114,079	-	2,644,079
Pro Nova 2014-1 and 2014-2 (2)	19,379,489	1,182,900	-	20,562,389
Ohio Properties - Series A (1)	14,311,000	2,690,867	-	17,001,867
Renaissance - Series A (4)	11,450,959	1,233,077	-	12,684,036
Runnymede (1)	10,350,000	1,600,938	-	11,950,938
Santa Fe Apartments - Series A (4)	3,065,000	154,067	-	3,219,067
Silver Moon - Series A (4)	7,983,811	1,246,349	-	9,230,160
Southpark (1)	11,799,874	3,990,882	-	15,790,756
The Palms at Premier Park Apartments (3)	20,001,272	2,505,091	-	22,506,363
Tyler Park Townhomes - Series A (3)	6,075,000	487,209	-	6,562,209
Vantage at Harlingen - Series B (4)	24,575,000	1,765,139	-	26,340,139
Vantage at Judson -Series B (4)	26,540,000	2,613,606	-	29,153,606
Westside Village Market - Series A (3)	3,970,000	202,340	-	4,172,340
Willow Run (2)	15,224,591	-	-	15,224,591
Woodlynn Village (1)	4,351,000	466,471	-	4,817,471
Mortgage revenue bonds held in trust	$484,817,254	$51,499,227	$-	$536,316,481

(1) Bonds owned by ATAX TEBS I, LLC, see Note 12

(2) Bond held by Deutsche Bank in a secured financing transaction, see Note 12

(3) Bonds owned by ATAX TEBS II, LLC, see Note 12

(4) Bonds owned by ATAX TEBS III, LLC, see Note 12

	December 31, 2015
Description of Mortgage Revenue Bonds	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill - Series B	$961,981	$109,878	$-	$1,071,859
Avistar at the Crest - Series B	756,626	86,428	-	843,054
Avistar at the Oaks - Series B	553,244	63,533	-	616,777
Avistar at the Parkway - Series B	125,000	-	(979)	124,021
Avistar in 09 - Series B	456,376	52,409	-	508,785
Avistar on the Boulevard - Series B	449,589	51,356	-	500,945
Concord at Gulfgate - Series B	2,125,000	76,802	-	2,201,802
Concord at Little York - Series B	960,000	-	(6,711)	953,289
Concord at Williamcrest - Series B	2,800,000	-	(19,573)	2,780,427
Crossing at 1415	7,925,000	214,091	-	8,139,091
Glenview Apartments - Series B	2,053,000	-	(7,329)	2,045,671
Greens Property - Series B	943,214	142,442	-	1,085,656
Heights at 515	6,945,000	185,268	-	7,130,268
Heritage Square - Series B	520,000	6,185	-	526,185
Montclair Apartments - Series B	928,000	-	(2,506)	925,494
Ohio Properties - Series B	3,562,190	514,997	-	4,077,187
Santa Fe Apartments - Series B	1,671,000	-	(5,965)	1,665,035
Seasons at Simi Valley	6,320,000	404,110	-	6,724,110
Sycamore Walk	5,447,000	-	-	5,447,000
Mortgage revenue bonds	$45,502,220	$1,907,499	$(43,063)	$47,366,656

	December 31, 2014
Description of Mortgage Revenue Bonds Held in Trust	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,570,933	$1,792,303	$-	$13,363,236
Ashley Square (1)	5,159,000	486,559	-	5,645,559
Avistar at Chase Hill - Series A (3)	10,000,000	1,196,800	-	11,196,800
Avistar at the Crest - Series A (3)	9,700,000	1,419,692	-	11,119,692
Avistar at the Oaks - Series A (3)	7,800,000	869,622	-	8,669,622
Avistar in 09 - Series A (3)	6,735,000	750,885	-	7,485,885
Avistar on the Boulevard - Series A (3)	16,525,000	2,418,599	-	18,943,599
Avistar on the Hills - Series A (3)	5,389,000	743,520	-	6,132,520
Bella Vista (1)	6,490,000	625,571	-	7,115,571
Bridle Ridge (1)	7,655,000	659,249	-	8,314,249
Brookstone (1)	7,468,888	1,360,589	-	8,829,477
Bruton Apartments (2)	18,145,000	1,455,955	-	19,600,955
Copper Gate Apartments (3)	5,220,000	563,656	-	5,783,656
Cross Creek (1)	6,074,817	2,542,262	-	8,617,079
Decatur Angle (2)	23,000,000	919,540	-	23,919,540
Greens Property - Series A (3)	8,366,000	1,005,119	-	9,371,119
Harden Ranch - Series A (3)	6,960,000	511,421	-	7,471,421
Lake Forest (1)	8,886,000	1,003,614	-	9,889,614
Live 929 Apartments (2)	40,895,739	3,797,745	-	44,693,484
Pro Nova 2014-1 and 2014-2 (2)	20,095,169	1,043,431	-	21,138,600
Ohio Properties - Series A (1)	14,407,000	2,444,034	-	16,851,034
Runnymede (1)	10,440,000	1,385,910	-	11,825,910
Southpark (1)	11,842,206	3,743,692	-	15,585,898
The Palms at Premier Park Apartments (3)	20,152,000	2,680,619	-	22,832,619
The Suites on Paseo (2)	35,450,000	3,193,691	-	38,643,691
Tyler Park Apartments - Series A (3)	6,075,000	345,060	-	6,420,060
Westside Village Market - Series A (3)	3,970,000	225,496	-	4,195,496
Woodlynn Village (1)	4,390,000	376,706	-	4,766,706
Mortgage revenue bonds held in trust	$338,861,752	$39,561,340	$-	$378,423,092

(1) Bonds owned by ATAX TEBS I, LLC, see Note 12

(2) Bond held by Deutsche Bank in a secured financing transaction, see Note 12

(3) Bonds owned by ATAX TEBS II, LLC, see Note 12

	December 31, 2014
Description of Mortgage Revenue Bonds	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill - Series B	$965,000	$144,769	$-	$1,109,769
Avistar at the Crest - Series B	759,000	124,286	-	883,286
Avistar at the Oaks - Series B	554,000	54,325	-	608,325
Avistar in 09 - Series B	457,000	50,608	-	507,608
Avistar on the Boulevard - Series B	451,000	73,851	-	524,851
Greens Property - Series B	945,638	376,203	-	1,321,841
Glenview Apartments	6,723,000	-	-	6,723,000
Harden Ranch - Series B	2,340,000	-	(1,501)	2,338,499
Heritage Square	11,705,000	1,109,125	-	12,814,125
Montclair Apartments	3,458,000	-	-	3,458,000
Ohio Properties - Series B	3,573,430	668,542	-	4,241,972
Renaissance	12,675,000	1,055,807	-	13,730,807
Santa Fe Apartments	4,736,000	-	-	4,736,000
Tyler Park - Series B	2,025,000	-	(17,395)	2,007,605
Vantage at Harlingen	6,692,000	707,813	-	7,399,813
Vantage at Judson	6,049,000	717,230	-	6,766,230
Westside Village - Series B	1,430,000	-	(686)	1,429,314
Mortgage revenue bonds	$65,538,068	$5,082,559	$(19,582)	$70,601,045

Valuation - As all of the Partnership’s investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheets at their estimated fair values. As of December 31, 2015, the weighted average base rate of the mortgage revenue bonds reported in the consolidated financial statements was approximately 6.3% per annum. Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the bonds. There is no active trading market for the bonds and price quotes for the bonds are not generally available. As of December 31, 2015 and December 31, 2014, all of the Partnership’s mortgage revenue bonds were valued using discounted cash flow or yield to maturity analysis performed by management. The Partnership’s valuation encompasses judgment in its application. The key assumption in the Partnership’s yield to maturity analysis is the range of effective yields on the individual bonds. At December 31, 2015, the range of effective yields on the individual bonds was 4.2% to 12.1% per annum. Additionally, the Partnership calculated the sensitivity of the key assumption used in calculating the fair values of these bonds. Assuming an immediate ten percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 4.6% to 13.3% per annum and would result in additional unrealized losses on the bond portfolio of approximately $35.7 million. This sensitivity analysis is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. If available, the Partnership may also consider price quotes on similar bonds or other information from external sources, such as pricing services. Pricing services, broker quotes and the Partnership’s analysis provide indicative pricing only.

Unrealized gains or losses on these mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. The Partnership has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on these six bonds are not considered to be other-than-temporary. If yields on new issuance of investments increase, the Partnership experiences deterioration in the estimated fair values of its investment portfolio, or if the Partnership’s intent and ability to hold certain bonds changes, the Partnership may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings. The Partnership has the intent and ability to hold  these mortgage revenue bonds until their stated maturity. The Partnership’s ability to recover the mortgage revenue bonds’ entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements. The primary source of repayment is the cash flows produced by the property which serves as the collateral for the bonds. The Partnership utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond. These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other-than-temporary impairment of debt securities. The revenue, expense, and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.

Recent Bond Activity

In December 2015, the partnership acquired the following mortgage revenue bonds.

•

The Partnership acquired a Series 2015 mortgage revenue bond with a par value of $15.0 million. This mortgage revenue bond is secured by Columbia Gardens Apartments, a 188 unit multifamily residential complex located in Columbia, South Carolina.

•

The Partnership acquired a Series 2015 mortgage revenue bond with a par value of $15.0 million. This mortgage revenue bond is secured by Willow Run Apartments, a 200 unit multifamily residential complex located in Columbia, South Carolina.

These two Series 2015 mortgage revenue bonds each carry an annual interest rate of 5.5% and mature on December 1, 2050.  In December 2015, the Partnership borrowed approximately $23.4 million under two TOB Trusts securitizing these mortgage revenue bonds (see Note 12).

In December 2015, the Partnership acquired a Series 2015 B-1 mortgage revenue bond with a par value of approximately $3.6 million and a Series B-2 mortgage revenue bond with a par value of approximately $1.8 million. These mortgage revenue bonds are secured by the Sycamore Walk Apartments, a 112 unit multifamily residential property located in Bakersfield, California.  The 2015 Series B-1 mortgage revenue bond carries an annual interest rate of 5.25% which matures on January 1, 2033.  The 2015 Series B-2 mortgage revenue bond carries an initial annual cash interest rate of 5.5%, switching to 8.0% on January 1, 2017, maturing on January 1, 2018.  The 2015 Series B-1 bond is callable on or after January 1, 2030 and the 2015 Series B-2 bond is callable on or after April 1, 2016.

In November 2015, the Partnership acquired the following four mortgage revenue bonds.

•

The Partnership acquired approximately $7.6 million par value Series 2015A and $335,000 par value Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Crossing at 1415 Apartments, a 112 unit multifamily project located in San Antonio, Texas.

•

The Partnership acquired approximately $6.4 million par value Series 2015A and $510,000 par value Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Heights at 515 Apartments, a 97 unit multifamily project located in San Antonio, Texas.

•	The Series 2015A and Series 2015B mortgage revenue bonds carry annual stated interest rates of 6.0% and 12.0%, respectively and mature on December 1, 2052 and January 1, 2053, respectively.

In September 2015, the owner of the Suites on Paseo property and the Partnership mutually agreed to exchange the deed for the Suites on Paseo property for approximately $41.0 million Series A and B mortgage revenue bonds plus accrued interest. These mortgage revenue bonds were subsequently collapsed.  The following provides further background of the circumstances related to the Suites on Paseo.  On June 1, 2015, the Suites on Paseo was unable to pay the Partnership the interest due on the Series A and B mortgage revenue bonds. On June 25, 2015, the Partnership received a $500,000 payment, to be applied to accrued interest owed to the Partnership on June 1, 2015, which left approximately $674,000 as interest receivable. The Partnership issued a forbearance agreement, deferring the payment of the remaining June 1, 2015 unpaid interest due, until September 1, 2015. In addition, during the eight months ended September 1, 2015, the Partnership advanced approximately $1.1 million to the Suites on Paseo, including the interest on such advances. The Partnership completed a discounted cash flow (“DCF”) analysis of the Suites on Paseo and concluded the fair market value of the Suites on Paseo was approximately equal to the amount the Partnership had invested into the Suites on Paseo, approximately $43.4 million.  On December 31, 2015, the Partnership reported the Suites on Paseo property as an MF Property (see Notes 8 and 9).

In August 2015, the Partnership acquired Series 2015 A-1 mortgage revenue bond with a par value of approximately $4.4 million and a stated annual interest rate of 5.75% which will mature on September 1, 2032. In addition, the Partnership acquired a subordinate Series 2015 A-2 mortgage revenue bond, a par value of approximately $1.9 million, and an annual interest rate of 5.5% for the first year and 8.0% for the second year, maturing on September 1, 2017. These mortgage revenue bonds are secured by Seasons at Simi Valley Apartments, a 69 unit multifamily apartment complex located in Simi Valley, California.

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

In June 2015, pursuant to the Bond Purchase Commitment executed in August 2013, the Partnership acquired a Series 2013B mortgage revenue bond with a par value of approximately $24.6 million par with an annual stated interest rate of 6.0% which will mature on September 1, 2053. The mortgage revenue bond carries an additional annual 3.0% stated rate of interest calculated on the property’s excess cash flow. Simultaneously, the Partnership paid off the Series 2013C mortgage revenue bond with a par value of approximately $6.7 million. The Partnership continues to hold the subordinate Series 2013D taxable mortgage revenue bond with a par value of approximately $1.3 million with an annual stated interest rate of 9.0%, which will mature on October 1, 2053 and is recorded as an Other Asset. These mortgage revenue bonds are secured by the Vantage at Harlingen Apartments, a 288 unit multifamily apartment complex located in San Antonio, Texas. The Partnership also realized approximately $330,000 of additional interest which was paid from the property’s excess cash flows in June 2015.

In June 2015, the Partnership finalized the restructuring of two mortgage revenue bonds secured by the Renaissance Gateway Apartments, a 208 unit multifamily property located in Baton Rouge, Louisiana. The restructuring resulted in moving the Series B mortgage revenue bond with a par value of approximately $1.3 million and the Series C mortgage revenue bond with a par value of approximately $1.7 million into a Series A mortgage revenue bond with a par value of approximately $8.5 million. The new Series 2013A par value mortgage revenue bond reported on December 31, 2015 is approximately $11.5 million with an annual stated interest rate of 6.0%, which will mature on June 1, 2050. The Partnership received cash of approximately $1.2 million from the resizing of the mortgage revenue bonds.

In June 2015, pursuant to the Bond Purchase Commitment executed December 2012, the Partnership acquired a Series 2012B mortgage revenue bond of approximately $26.5 million with an annual stated interest rate of 6.0%, which will mature on January 1, 2053. The mortgage revenue bond carries an additional annual 3.0% stated rate of interest calculated on the property’s excess cash flow. Simultaneously, the Partnership paid off the Series 2012C mortgage revenue bond with a par value of approximately $6.0 million. The Partnership continues to hold a Series 2012D taxable mortgage revenue bond with a par value of $934,000 with an annual stated interest rate of 9.0%, which will mature on February 1, 2053 and is recorded in Other Assets. These mortgage revenue bonds are secured by the Vantage at Judson Apartments, a 288 unit multifamily apartment complex located in San Antonio, Texas. The Partnership also realized approximately $446,000 of additional interest calculated on the property’s excess cash flows in the month of June 2015.

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

These three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on February 1, 2032. The three Series B mortgage revenue bonds each carry an annual interest rate of 12.0% and mature on March 1, 2032.  In July 2015, the Partnership restructured the existing TOB Trusts and borrowed approximately $41.8 million under three TOB Trusts securitizing these mortgage revenue bonds (see Note 12).

In November 2014, the Partnership acquired six mortgage revenue bonds. They are as follows:

•

The Partnership acquired an approximate $4.7 million par value Series A and an approximate $2.0 million par value Series B mortgage revenue bonds. These mortgage revenue bonds are secured by Glenview Apartments, an 88 unit multifamily residential property in Cameron, California.

•

The Partnership acquired an approximate $2.5 million par value Series A and an approximate $1.0 million par value Series B mortgage revenue bonds. These mortgage revenue bonds are secured by Montclair Apartments, an 80 unit multifamily residential property in Lemoore, California.

•

The Partnership acquired an approximate $3.0 million par value Series A and an approximate $1.7 million par value Series B mortgage revenue bonds. These mortgage revenue bonds are secured by Santa Fe Apartments, an 89 unit multifamily residential property in Hesperia, California.

These three Series A mortgage revenue bonds each carry an annual interest rate of 5.75% and mature on December 1, 2031. The three Series B mortgage revenue bonds each carry an annual interest rate of 5.50% for the first year and 8.0% for the second year, maturing on December 1, 2016.

In October 2014, the Partnership acquired at 99% of par, two mortgage revenue bonds, 2014-2 with a par value of $10.0 million with an annual stated interest rate of approximately 5.3% and 2014-1 with a par value of $10.0 million with a stated interest rate of approximately 6.0%, maturing on May 1, 2025 and May 1, 2034, respectively. These mortgage revenue bonds are secured by ground, facility, and equipment at The Proton Therapy Center, LLC d/b/a Provision Center for Proton Therapy (“Pro Nova”), an ancillary health care facility providing cutting edge proton and traditional photon therapy treatment to cancer patients in Knoxville, Tennessee. The Partnership simultaneously executed two new TOB Trusts under its credit facility with DB securitizing this transaction, borrowing approximately $18.0 million at a fixed rate of approximately 4.0% per annum which will mature in July 2017(Note 12). Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS.

In August 2014, the Partnership acquired at par an approximate $11.2 million par value Series 2014A mortgage revenue bond with a stated interest rate of 6.0%, which will mature on September 1, 2051. In addition, the Partnership purchased a $520,000 par value Subordinate Series 2014B mortgage revenue bond with a stated interest rate of 12.0% which will mature on October 1, 2051. These mortgage revenue bonds are secured by Heritage Square, a 204 unit multifamily residential property in Edinburg, Texas.

In August 2014, the Partnership acquired at par the approximate $18.1 million mortgage revenue bond secured by Bruton Apartments, a 264 unit multifamily residential property under construction in Dallas, Texas. The mortgage revenue bond carries an annual interest rate of 6.0% and matures on August 1, 2054.

In June 2014, the Partnership acquired an approximate $40.3 million par value mortgage revenue bond secured by the Live 929 Apartments, with a 5.8% annual stated interest rate which will mature on July 1, 2049. The project is a 572-bed existing student housing project on the campus of The Johns Hopkins University School of Medicine in Baltimore, Maryland. In July 2014, this investment closed upon the execution of a $35.0 million tender option bond (“TOB”) Trust under the existing TOB structure (Note 12) plus approximately $5.3 million in cash.

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for the outstanding principal and accrued base interest. The Partnership received approximately $13.1 million for the Autumn Pines mortgage revenue bond and recognized a gain of approximately $873,000 after payment of all TOB related financing fees. This gain was Tier 2 income with approximately $650,000 allocated to the Unitholders and approximately $218,000 was allocated to the General Partner. This mortgage revenue bond had been acquired at a discount on June 1, 2011. The Partnership’s $9.8 million TOB financing facility which was the securitization of this mortgage revenue bond was collapsed and paid off in full in connection with this sale.

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

In February 2014, the Partnership acquired at par the senior $23.0 million par value mortgage revenue bond secured by Decatur Angle Apartments, a 302 unit multifamily residential property under construction in Fort Worth, Texas. The mortgage revenue bond carries an annual interest rate of 5.8% and matures on January 1, 2054.

In February 2014, the mortgage revenue bond secured by Lost Creek was redeemed for an amount greater than the outstanding principal and accrued base interest. This $18.5 million par value mortgage revenue bond had been acquired for approximately $15.9 million in May 2010. The Partnership received approximately $18.7 million for the Lost Creek mortgage revenue bond resulting in an approximate $2.8 million realized gain. This gain was Tier 2 income with approximately $2.1 million allocated to the Unitholders and approximately $709,000 allocated to the General Partner.

The properties securing the Partnership’s mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations in California and Texas. As of December 31, 2015 and 2014, the concentration in California, as a percentage of principal outstanding, was approximately 8% and 18%. As of December 31, 2015 and 2014, the concentration in Texas, as a percentage of principal outstanding, was approximately 51% and 38%. The Live 929 property in Baltimore, Maryland represents approximately 8% and 10% of the outstanding principal of the mortgage revenue bonds as of December 31, 2015 and 2014, respectively.

The following tables represent a description of certain terms of the mortgage revenue bonds owned by the Partnership as of December 31, 2015 and 2014:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2015
Arbors at Hickory Ridge (3)	2012	Memphis, TN	12/1/2049	6.25%	$11,450,000
Ashley Square (1)	1999	Des Moines, IA	12/1/2025	6.25%	5,099,000
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	16,418,497
Avistar at Chase Hill - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,935,552
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,637,485
Avistar (February 2013 Acquisition) - Series B (3 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	2,168,196
Avistar at the Oak - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,777,936
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,715,948
Avistar on the Hill - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,373,756
Avistar (June 2013 Acquisition) - Series B (3 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	1,009,621
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	13,300,000
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	125,000
Bella Vista (1)	2006	Gainesville, TX	4/1/2046	6.15%	6,430,000
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,595,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	9,168,742
Bruton (2)	2014	Dallas, TX	8/1/2054	6.00%	18,145,000
Columbia Gardens (2)	2015	Columbia, SC	12/1/2050	5.50%	15,000,000
Concord at Gulfgate - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	17,060,000
Concord at Gulfgate - Series B	2015	Houston, TX	3/1/2032	12.00%	2,125,000
Concord at Little York - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	12,480,000
Concord at Little York - Series B	2015	Houston, TX	3/1/2032	12.00%	960,000
Concord at Williamcrest - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	18,020,000
Concord at Williamcrest - Series B	2015	Houston, TX	3/1/2032	12.00%	2,800,000
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,185,000
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	8,343,321
Crossing at 1415 - Series A	2015	San Antonio, TX	12/1/2052	6.00%	7,590,000
Crossing at 1415 - Series B	2015	San Antonio, TX	1/1/2053	12.00%	335,000
Decatur Angle (2)	2014	Fort Worth, TX	1/1/2054	5.75%	23,000,000
Glenview - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,670,000
Glenview - Series B	2014	Cameron Park, CA	12/1/2016	8.00%	2,053,000
Greens of Pine Glen - Series A (3)	2012	North Carolina	10/1/2047	6.50%	8,294,000
Greens of Pine Glen - Series B	2012	North Carolina	10/1/2047	9.00%	943,214
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,960,000
Heights at 515 - Series A	2015	San Antonio, TX	12/1/2052	6.00%	6,435,000
Heights at 515 - Series B	2015	San Antonio, TX	1/1/2053	12.00%	510,000
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	11,185,000
Heritage Square - Series B	2014	Edinburg, TX	10/1/2051	12.00%	520,000
Lake Forest Apartments (1)	2001	Daytona Beach, FL	12/1/2031	6.25%	8,766,000
Live 929 (2)	2014	Baltimore, MD	7/1/2049	5.78%	40,175,000
Montclair - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,530,000
Montclair - Series B	2014	Lemoore, CA	12/1/2016	8.00%	928,000
Ohio Bond - Series A (1)	2010	Ohio	6/1/2050	7.00%	14,311,000
Ohio Bond - Series B	2010	Ohio	6/1/2050	10.00%	3,562,190
Pro Nova - 2014A (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Pro Nova - 2014B (2)	2014	Knoxville, TN	5/1/2025	5.25%	9,295,000
Renaissance - Series A (4) (5)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,450,959
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	10,350,000
Santa Fe - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	3,065,000
Santa Fe - Series B	2014	Hesperia, CA	12/1/2016	8.00%	1,671,000
Seasons at Simi Valley - Series A-1	2015	Simi Valley, CA	9/1/2032	5.75%	4,376,000
Seasons at Simi Valley - Series A-2	2015	Simi Valley, CA	9/1/2017	5.50%	1,944,000
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,983,811

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2015
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,560,000
Sycamore Walk - Series B-1	2015	Bakersfield, CA	1/1/2033	5.25%	3,632,000
Sycamore Walk - Series B-2	2015	Bakersfield, CA	1/1/2018	5.50%	1,815,000
The Palms at Premier Park (3)	2013	Columbia, SC	1/1/2050	6.25%	20,001,272
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	6,075,000
Vantage at Judson (4) (5)	2015	San Antonio, TX	1/1/2053	9.00%	26,540,000
Vantage at Harlingen (4) (5)	2015	San Antonio, TX	9/1/2053	9.00%	24,575,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,970,000
Willow Run (2)	2015	Columbia, SC	12/1/2050	5.50%	15,000,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,351,000
					$534,745,500

(1) Bonds owned by ATAX TEBS I, LLC, see Note 12

(2) Bond held by Deutsche Bank AG in a secured financing transaction, see Note 12

(3) Bonds owned by ATAX TEBS II, LLC, see Note 12

(4) Bonds owned by ATAX TEBS III, LLC, see Note 12

(5) Bonds were restructured in 2015

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2014
Arbors at Hickory Ridge (3)	2012	Memphis, TN	12/1/2049	6.25%	$11,450,000
Ashley Square (1)	1999	Des Moines, IA	12/1/2025	6.25%	5,159,000
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	16,525,000
Avistar at Chase Hill - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	10,000,000
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,700,000
Avistar (February 2013 Acquisition) - Series B (3 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	2,175,000
Avistar at the Oak - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,800,000
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,735,000
Avistar on the Hill - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,389,000
Avistar (June 2013 Acquisition) - Series B (3 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	1,011,000
Bella Vista (1)	2006	Gainesville, TX	4/1/2046	6.15%	6,490,000
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,655,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	9,256,001
Bruton (2)	2014	Dallas, TX	8/1/2054	6.00%	18,145,000
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,220,000
Cross Creek	2009	Beaufort, SC	3/1/2049	6.15%	8,422,997
Decatur Angle (2)	2014	Fort Worth, TX	1/1/2054	5.75%	23,000,000
Glenview - Series A	2014	Cameron Park, CA	12/1/2031	5.75%	4,670,000
Glenview - Series B	2014	Cameron Park, CA	12/1/2016	5.50%	2,053,000
Greens of Pine Glen - Series A (3)	2012	North Carolina	10/1/2047	6.50%	8,366,000
Greens of Pine Glen - Series B	2012	North Carolina	10/1/2047	9.00%	945,638
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,960,000
Harden Ranch - Series B	2014	Salinas, CA	3/1/2016	5.50%	2,340,000
Heritage Square - Series A	2014	Edinburg, TX	9/1/2051	6.00%	11,185,000
Heritage Square - Series B	2014	Edinburg, TX	10/1/2051	12.00%	520,000
Lake Forest Apartments (1)	2001	Daytona Beach, FL	12/1/2031	6.25%	8,886,000
Live 929 (2)	2014	Baltimore, MD	7/1/2049	5.78%	40,245,000
Montclair - Series A	2014	Lemoore, CA	12/1/2031	5.75%	2,530,000
Montclair - Series B	2014	Lemoore, CA	12/1/2016	5.50%	928,000
Ohio Bond - Series A (1)	2010	Ohio	6/1/2050	7.00%	14,407,000
Ohio Bond - Series B	2010	Ohio	6/1/2050	10.00%	3,573,430
Pro Nova - 2014A	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Pro Nova - 2014B	2014	Knoxville, TN	5/1/2025	5.25%	10,000,000
Renaissance - Series A	2013	Baton Rouge, LA	6/1/2050	6.00%	8,550,000
Renaissance - Series B	2013	Baton Rouge, LA	6/1/2050	12.00%	1,250,000
Renaissance - Series C	2013	Baton Rouge, LA	6/1/2015	12.00%	2,875,000
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	10,440,000
Santa Fe - Series A	2014	Hesperia, CA	12/1/2031	5.75%	3,065,000
Santa Fe - Series B	2014	Hesperia, CA	12/1/2016	5.50%	1,671,000
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,680,000
The Palms at Premier Park (3)	2013	Columbia, SC	1/1/2050	6.25%	20,152,000
The Suites on Paseo (2)	2013	San Diego, CA	12/1/2048	6.25%	35,450,000
Tyler Park Townhomes - Series A (3)	2013	Greenfield, CA	1/1/2030	5.75%	6,075,000
Tyler Park Townhomes - Series B	2013	Greenfield, CA	1/1/2016	5.50%	2,025,000
Vantage at Judson	2012	San Antonio, TX	2/1/2053	9.00%	6,049,000
Vantage at Harlingen	2013	San Antonio, TX	9/1/2053	9.00%	6,692,000
Westside Village Market - Series A (3)	2013	Shafter, CA	1/1/2030	5.75%	3,970,000
Westside Village Market - Series B	2013	Shafter, CA	1/1/2016	5.50%	1,430,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,390,000
					$409,506,066

(1) Bonds owned by ATAX TEBS I, LLC, see Note 12

(2) Bonds held by Deutsche Bank AG in a secured financing transaction, see Note 12

(3) Bonds held by ATAX TEBS II, LLC, see Note 12

6. PHC Certificates

In July 2012, the Partnership purchased 100% of the LIFERs in the PHC TOB Trusts which acquired approximately $65.3 million of PHC Certificates issued by three trusts (“PHC Trusts”) sponsored by DB. The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD. Under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts, nor guaranteed by the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership purchased the LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Partnership as the holder of LIFERS. The PHC TOB Trusts also issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Partnership to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after preferred return payments due to the holders of the SPEARS and trust costs. The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association (“SIFMA”) rates.

The Partnership determined that the three PHC TOB trusts are variable interest entities and that the Partnership was the primary beneficiary of each of the three PHC TOB trusts. As a result, the Partnership reports the PHC TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the PHC TOB trusts stipulates that the Company has the sole right to cause the PHC TOB trusts to sell the PHC Certificates. If they were sold, the extent to which the VIEs will be exposed to gains or losses associated with variability in the PHC Certificates’ fair value arising from changes in municipal bond market rates therefore would result from decisions made by the Partnership.

The Partnership had the following investments in the PHC Certificates on December 31, 2015 and 2014:

	December 31, 2015
Description of PHC Certificates	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	$27,274,451	$1,482,376	$-	$28,756,827
PHC Certificate Trust II	11,081,987	365,443	-	11,447,430
PHC Certificate Trust III	20,513,351	-	(10,318)	20,503,033
	$58,869,789	$1,847,819	$(10,318)	$60,707,290

	December 31, 2014
Description of PHC Certificates	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	$27,414,100	$933,789	$-	$28,347,889
PHC Certificate Trust II	11,999,721	152,293	-	12,152,014
PHC Certificate Trust III	20,474,100	289,120	-	20,763,220
	$59,887,921	$1,375,202	$-	$61,263,123

Valuation - As all of the Partnership’s investments in PHC Certificates are classified as available-for-sale securities and are carried on the consolidated balance sheet at their estimated fair values. As of December 31, 2015, the weighted average base rate of the PHC Trust Certificates was approximately 5.2% per annum. Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the certificates. The estimates of the fair values of these PHC Certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the PHC Certificates adjusted largely for unobservable inputs the Partnership believes would be used by market participants which includes adjustments for the fact that the PHC Certificates investment grade rating is below “AAA”. The Partnership’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to the Partnership’s estimates. The PHC Certificates are “AA-”, “A+”, and “BBB” rated and the range of effective yields was 3.9% to 5.7% per annum at December 31, 2015. Additionally, the Partnership calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates which is the yield for a new issuance of a similarly structure security. Assuming a 10% adverse change in that key assumption, the effective yields on the individual PHC Certificates would increase to a range of 4.3% to 6.2% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.0 million. This sensitivity analysis is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. If available, the Partnership may also consider other information from external sources, such as pricing services. The most recent update on the annual appropriations from HUD disclosed no significant changes in the program which means the underlying performance of the PHC Certificates will be in line with expectations until the next annual update. Further, there have been no downgrades in the investment grade rating of any of the three PHC Certificates noted since the investment was originally acquired in July 2012.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2015
Public Housing Capital Fund Trust Certificate I	9.25	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	8.67	A+	4.29%	11,465,660
Public Housing Capital Fund Trust Certificate III	9.81	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$58,344,872

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2014
Public Housing Capital Fund Trust Certificate I	10.25	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.72	A+	4.28%	12,429,186
Public Housing Capital Fund Trust Certificate III	10.81	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$59,308,398

7.  MBS Securities

Between November 2012 and April 2013, the Partnership executed six securitizations of MBS TOB Trusts.  The Partnership purchased the LIFERS issued by the six MBS TOB Trusts for approximately $9.2 million.

Each of the six MBS TOB Trusts issued SPEARS to unaffiliated investors; these SPEARS totaled approximately $34.9 million at issuance. The SPEARS represent senior interests in the MBS TOB Trusts, have been credit enhanced by DB and are recorded as debt financing in the consolidated balance sheet. The LIFERS entitle the Partnership to all principal and interest payments received by the MBS TOB Trust on the securitized MBS Securities after payments due to the holders of the SPEARS and trust costs.  The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association (“SIFMA”) rates.

See Note 12 for further discussion related to the securitization of the MBS Securities.

In May 2014, the Partnership sold a portion of the MBS TOB Trusts for an amount approximating the outstanding amortized cost. This approximately $3.7 million par value MBS Securities had been acquired for approximately $3.8 million in November 2012 (see Note 12).

In October 2014, the Partnership sold a portion of the MBS Securities for an amount approximating the outstanding amortized cost. The approximate $24.4 million par value of the MBS Securities had been acquired for approximately $24.6 million in the fourth quarter of 2012 first half of 2013. The Partnership then collapsed the related MBS - TOB Trust 4 for approximately $6.0 million, MBS - TOB Trust 5 for approximately $5.3 million and MBS - TOB Trust 6 for approximately $7.8 million securitizing the related MBS. The Partnership’s approximate $19.1 million TOB financing facilities, which were the securitization of this MBS TOB Trusts, were paid off in full in connection with this sale (see Note 12).

The carrying value of the Partnership’s MBS Securities as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
Agency Rating of MBS Securities (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
“AAA”	$5,052,348	$-	$(34,648)	$5,017,700
“AA”	9,900,682	-	(143,073)	9,757,609
	$14,953,030	$-	$(177,721)	$14,775,309

(1) MBS Securities are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

	December 31, 2014
Agency Rating of MBS Securities (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
“AAA”	$5,304,974	$-	$(250,624)	$5,054,350
“AA”	10,062,667	-	(275,459)	9,787,208
	$15,367,641	$-	$(526,083)	$14,841,558

(1) MBS Securities are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Partnership values each MBS Security based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds.  The Partnership analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference of 7.5%.  The Partnership also looks at observations of trading activity observed in the market place when available.

At December 31, 2015, the range of effective yields on the individual MBS Securities was 3.7% to 5.3% per annum.  Additionally, the Partnership calculated the sensitivity of the key assumption used in calculating the fair values of the MBS Securities which is the effective yield on new issuances of similarly rated MBS Securities.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS Securities would increase to a range of 4.1% to 5.8% per annum and would result in additional unrealized losses on the bond portfolio of approximately $781,000.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and the Partnership’s analysis provide indicative pricing only.

The MBS Securities are backed by residential mortgage loans and interest payable from the MBS Securities is believed and expected to be exempt from federal income taxation.  A description of certain terms of the Partnership’s MBS Securities is as follows:

Agency Rating of MBS Securities	Principal Outstanding December 31, 2015	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
“AAA”	$5,000,000	7/1/2032	4.60%
“AA”	9,765,000	7/9/2036	4.20%
	$14,765,000

Agency Rating of MBS Securities	Principal Outstanding December 31, 2014	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
“AAA”	$5,000,000	7/1/2032	4.60%
“AA”	9,765,000	7/9/2036	4.20%
	$14,765,000

8. Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by MF Properties, the Partnership has acquired through its subsidiary a 99% limited partner position in one limited partnership, 100% member positions in six limited liability companies that own the MF Properties, and owns one of the MF Properties directly. The financial statements of these properties are consolidated with those of the Partnership.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as noncontrolling interests.  The Partnership expects each of these MF Properties to eventually be sold and the proceeds reinvested. As of December 31, 2015, the Partnership’s wholly-owned subsidiaries held interests in eight entities that own MF Properties containing a total of 2,217 rental units, one located in Kansas, two in Nebraska, one in Kentucky, one in Indiana, one in California, and two in Texas.

Recent Transactions

In August 2015, the Partnership sold Glynn Place, an MF Property, for approximately $5.5 million and realized a gain of approximately $1.2 million, which was considered Tier 2 income.

In May 2015, the Partnership sold The Colonial property for approximately $10.7 million and realized a gain of approximately $3.4 million, which was considered Tier 2 income.

The following tables represent information regarding the MF Properties owned by the Partnership as of December 31, 2015 and 2014:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2015
Arboretum	Omaha, NE	145	$1,755,147	$19,317,284	$21,072,431
Eagle Village	Evansville, IN	511	567,880	12,594,935	13,162,815
Northern View (f/k/a Meadowview)	Highland Heights, KY	270	688,539	8,062,973	8,751,512
Residences of DeCordova	Granbury, TX	110	1,137,832	8,065,977	9,203,809
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,738,697	7,680,926
Suites on Paseo	San Diego, CA	394	3,162,463	38,216,364	41,378,827
The 50/50 MF Property	Lincoln, NE	475	-	32,910,424	32,910,424
Woodland Park	Topeka, KS	236	1,265,160	14,247,045	15,512,205
					$149,672,949
Less accumulated depreciation (depreciation expense of approximately $5.9 million in 2015)					(16,023,814)
Balance at December 31, 2015					$133,649,135

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2014
Arboretum	Omaha, NE	145	$1,748,502	$19,216,623	$20,965,125
Eagle Village	Evansville, IN	511	567,880	12,472,151	13,040,031
Glynn Place	Brunswick, GA	128	743,996	4,995,658	5,739,654
Northern View (f/k/a Meadowview)	Highland Heights, KY	224	688,539	5,479,342	6,167,881
Residences of DeCordova	Granbury, TX	110	1,137,832	8,007,390	9,145,222
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,724,456	7,666,685
The 50/50 MF Property	Lincoln, NE	475	-	32,820,776	32,820,776
The Colonial	Omaha, NE	258	1,180,058	7,822,681	9,002,739
Woodland Park	Topeka, KS	236	1,265,160	14,167,096	15,432,256
					$119,980,369
Less accumulated depreciation (depreciation expense of approximately $4.8 million in 2014)					(14,108,154)
Balance at December 31, 2014					$105,872,215

Mortgage revenue bond exchange for an MF Property

In September 2015, the owner of the Suites on Paseo property and the Partnership mutually agreed to exchange the deed for the Suites on Paseo property, a California property, in exchange for approximately $41.0 million Series A and B mortgage revenue bonds plus accrued interest. The mortgage revenue bonds were subsequently collapsed (see Note 5).  The initial value of approximately $43.4 million represented the fair market value of the property plus the Suites on Paseo contributed approximately $200,000 in other current assets which resulted in a total of approximately $43.6 million. This property has been included as an MF Property at December 31, 2015.

A condensed balance sheet at the date of acquisition for the Suites on Paseo acquisition is below.

Suites on Paseo 9/1/2015 (Date of Acquisition)
Cash	$514,094
Restricted cash	187,715
In-place lease assets	1,227,770
Real estate assets	41,374,397
Other assets	259,633
Total assets	$43,563,609

Accounts payable, accrued expenses and other	$493,868
Net assets	43,069,741
Total liabilities and net assets	$43,563,609

The Woodland Park property became an MF Property in May 2013 and was accounted for pursuant to the accounting guidance on business combinations. The table below shows the unaudited pro forma condensed consolidated results of operations of the Partnership as if the Suites on Paseo and Woodland Park  had been acquired at the beginning of the periods presented:

	For Year Ended December 31, 2015	For Year Ended December 31, 2014	For Year Ended December 31, 2013
Revenues	$67,523,956	$49,622,920	$49,336,339
Net income	$24,489,515	$9,012,034	$18,219,670
Net income allocated to unitholders	$24,244,620	$8,921,914	$18,037,473
Unitholder's interest in net income per unit (basic and diluted)	$0.40	$0.15	$0.42

For the year ended December 2015, the Suites on Paseo added approximately $1.8 million in total revenue and approximately $1.0 million in net loss to the Partnership since the bond exchange on September 1, 2015.

For the year ended December 2013, Woodland Park added approximately $1.0 million in total revenue and approximately $164,000 in net loss to the Partnership since the foreclosure on May 29, 2013.

Consolidated VIE Properties

The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. No net income or loss from these properties operations or sale accrued to the Unitholders or the General Partner during 2015. For additional details see Notes 2, 4, 10, 21, and 22 to the Company’s consolidated financial statements.

Land Held for Investment and Development

During the fourth quarter of 2015, the Partnership purchased land in Panama City, Florida for approximately $2.9 million, and during the fourth quarter of 2014, the Partnership purchased land in St. Petersburg, Florida for approximately $3.0 million, to be held for investment and development.  At December 31, 2015, the Partnership reported a total of approximately $7.4 million as land held for investment. The Partnership plans to develop this land into rental properties in the future.

9. Other Assets

The Partnership had the following Other Assets as of dates shown:

	December 31, 2015	December 31, 2014
Property loans receivable	$29,874,523	$22,191,515
Less: Loan loss reserves	(7,098,814)	(7,098,814)
Deferred financing costs - net	5,891,135	4,659,104
Fair value of derivative contracts	344,177	267,669
Taxable bonds at fair market value	4,824,060	4,616,565
Bond purchase commitments - fair value adjustment (Notes 5 & 18)	5,634,360	5,780,413
Other assets	1,655,013	717,687
Total other assets	$41,124,454	$31,134,319

In addition to the mortgage revenue bonds held by the Partnership, taxable property loans have been made to the owners of the properties which secure certain of the mortgage revenue bonds and are reported as Other Assets, net of allowance. The Partnership periodically, or as changes in circumstances or operations dictate, evaluates such taxable property loans for impairment. The value of the underlying property assets is ultimately the most relevant measure of the value to support the taxable property loan values. The Partnership utilizes a discounted cash flow model in estimating a property’s fair value. A number of different discounted cash flow models containing varying assumptions are considered. The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model were the same as those discussed in Note 2 above except the discount rate used to estimate the property valuation in the current year models was approximately 6.0% to 7.0%. The Partnership believes this represents a rate at which a multifamily, student, or senior citizen residential property could obtain current financing similar to the current existing outstanding bonds. Other information, such as independent appraisals, may be considered in estimating a property’s fair value. If the estimated fair value of the property after deducting the amortized cost basis of any senior mortgage revenue bond exceeds the balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.

In October 2015, ATAX Vantage Holdings, LLC, a newly formed wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to Vantage Capital Investors, LLC (“Vantage Capital”), an unrelated third party. The money will be used to build a new 288 unit multifamily residential property in San Antonio, Texas and a new 288 unit multifamily residential property in New Braunfels, Texas. The notes are guaranteed by unrelated third parties. The Partnership loaned approximately $7.7 million in the fourth quarter of 2015 and reports these notes receivable in Other Assets on its consolidated financial statements at December 31, 2015.

In June 2015, the Partnership purchased a $500,000 taxable mortgage revenue bond with an annual interest rate of 12.0%. The taxable mortgage revenue bond matures on August 1, 2055 and is secured by Silver Moon Lodge Apartments, a 151 unit multifamily property located in Albuquerque, New Mexico.

In June 2015, the Partnership executed a loan agreement with Silver Moon Lodge LLLP, owner of the Silver Moon Lodge Apartments, for approximately $2.8 million which was repaid from the limited partner capital contributed to Silver Moon Lodge LLLP in December 2015 when the 4.0% LIHTCs were sold.

In June 2014, the Partnership restructured twelve mortgage revenue bonds related to Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments purchased in June and February 2013. In connection with the mortgage revenue bond restructuring the Partnership loaned these entities approximately $526,000 to cover the costs of restructuring the mortgage revenue bonds. These taxable property loans have a stated interest rate of 12.0% per annum due monthly with any unpaid balance due on June 26, 2024.

The following is a summary of the taxable property loans, accrued interest and allowance on amounts due at December 31, 2015 and 2014:

	December 31, 2015
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$39,950	$-	$-	$231,214
Ashley Square	5,078,342	2,864,130	(3,596,342)	(2,864,130)	1,482,000
Avistar (February 2013 portfolio)	274,496	51,386	-	-	325,882
Avistar (June 2013 portfolio)	251,622	47,104	-	-	298,726
Cross Creek	7,072,087	2,352,851	(3,447,472)	(2,352,852)	3,624,614
Foundation for Affordable Housing	1,415,590	-	-	-	1,415,590
Greens Property	850,000	343,600	-	-	1,193,600
Lake Forest	4,623,704	3,080,446	(55,000)	(3,059,610)	4,589,540
Ohio Properties	2,390,448	1,235,017	-	(441,795)	3,183,670
Vantage at Brooks LLC	3,454,664	78,440	-	-	3,533,104
Vantage at Braunfels LLC	4,272,306	92,481	-	-	4,364,787
	$29,874,523	$10,185,404	$(7,098,814)	$(8,718,387)	$24,242,727

	December 31, 2014
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$26,047	$-	$-	$217,311
Ashley Square	5,078,342	2,455,660	(3,596,342)	(2,455,660)	1,482,000
Avistar (February 2013 portfolio)	274,496	16,470	-	-	290,966
Avistar (June 2013 portfolio)	251,622	15,097	-	-	266,719
Cross Creek	6,976,087	2,084,804	(3,447,472)	(2,084,804)	3,528,615
Foundation for Affordable Housing	1,560,553	1,735	-	-	1,562,288
Greens Property	850,000	231,342	-	-	1,081,342
Lake Forest	4,618,704	2,599,613	(55,000)	(2,578,778)	4,584,539
Ohio Properties	2,390,447	894,044	-	(307,832)	2,976,659
	$22,191,515	$8,324,812	$(7,098,814)	$(7,427,074)	$15,990,439

In April 2015, the Partnership advanced approximately $567,000 to the Suites on Paseo for operations.  This amount was included as an investment in the Suites on Paseo in September 2015, which was eliminated upon consolidation.

Based on the annual impairment analysis, a provision for loan loss and an associated loan loss reserve of $75,000 and $168,000 was recorded against the Cross Creek taxable loan in 2014 and 2013, respectively. There was no provision for loan loss or associated loan loss reserve during 2015.

The following is a detail of loan loss reserves for the years ended December 31:

	For the Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$7,098,814	$7,023,814	$12,272,671
Realized loss on taxable property loan - Iona Lakes	-	-	(4,557,741)
Provision for loan loss	-	75,000	168,000
Deconsolidation of VIEs	-	-	55,000
Write off due to foreclosure	-	-	(914,116)
Balance, end of year	$7,098,814	$7,098,814	$7,023,814

10. Discontinued Operations

In June 2010, the Partnership completed a sales transaction whereby the Ohio Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity and in October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs.  The BC Partners agreed to contribute equity to these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements.  As such, there was not sufficient equity invested at closing by the not-for-

profit or BC Partners into the Ohio Properties to allow the Partnership to recognize a real estate sale for accounting purposes.  During the first quarter of 2013, BC Partners contributed $6.5 million of capital into the Ohio Properties which was sufficient to allow the Partnership to recognize the sale for accounting purposes.  This gain on sale of discontinued operations was approximately $1.8 million

The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the interest payments by the Ohio Properties to the Partnership between June 2010 and the date of the equity contribution by BC Partners.  In conjunction with the recognition of the real estate sale, approximately $3.5 million of interest was recognized as investment income during 2013 which represents interest payments received from the Ohio Properties between June 2010 and December 2012.  In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and a $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013.  The net fixed assets and total assets of the Ohio Properties were zero at December 31, 2015 and 2014.

In October 2012, the limited partnership that owned the Greens Property admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Greens Property.  That sale was conditional on securing the mortgage revenue bond and low-income housing tax credits from the North Carolina Housing Finance Agency. The July 2013 equity payment provided sufficient invested equity to recognize a real estate sale for accounting purposes and the Partnership recorded the sale of this discontinued operation.  This gain on sale of discontinued operations was approximately $1.4 million. In conjunction with the recognition of the real estate sale, approximately $523,000 of interest was recognized within investment income during 2013 which represents interest payments received from the Greens Property between October 2012 and July 31, 2013.  The net fixed assets and total assets of the Greens Property were zero at December 31, 2015 and 2014.

In April 2015, the Partnership entered into brokerage contracts to sell the Consolidated VIEs. As a result, these entities met the criteria for discontinued operations and have been classified as such in the Company’s consolidated financial statements for all periods presented.  The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. For the year ended December 31, 2015, the Company’s Consolidated VIEs are reported as discontinued operations on the Company’s consolidated financial statements. As of and for the years ended December 31, 2014 and 2013, the Company's two Consolidated VIEs are reported as assets held for sale and discontinued operations on the Company's consolidated financial statements. No net income or loss from these property operations or sale accrued to the Unitholders or the General Partner during 2015. For additional details see Notes 2, 4, 8, 21, and 22 to the Company’s consolidated financial statements.

On December 31, 2015 there were no assets held for sale. The following presents the net assets reported as assets held for sale on:

December 31, 2014
Cash and cash equivalents	$35,772
Restricted cash	544,233
Land and land improvements	1,836,400
Buildings and improvements	21,204,047
Real estate assets before accumulated depreciation	23,040,447
Accumulated depreciation	(10,583,647)
Net real estate assets	12,456,800
Other assets	167,210
Total assets from discontinued operations	13,204,015
Accounts payable and accrued expenses	503,743
Mortgage payable	-
Total liabilities from discontinued operations	503,743
Net assets of discontinuted operations	$12,700,272

The following presents the revenues, expenses and income from discontinued operations:

	2015	2014	2013
Rental revenues	$2,952,383	$3,180,680	$3,802,805
Expenses	2,394,074	3,127,907	3,648,937
Income from continuing operations of the discontinued operations	558,309	52,773	153,868
Gain on sale of discontinued operations	3,163,088	-	3,177,183
Net income from discontinued operations	$3,721,397	$52,773	$3,331,051

11. Lines of Credit

On December 31, 2015 and December 31, 2014, the Partnership reported outstanding lines of credit (“LOC”) of approximately $18.9 million and $0, respectively.

In May 2015, the Partnership entered into an unsecured Credit Agreement (the “Credit Agreement”) of up to $50.0 million with its sole lead arranger and administrative agent.  Under the Credit Agreement advances will be made to the Partnership not to exceed at any time the aggregate principal amount of $50.0 million. This line of credit carries a variable interest rate which was approximately 2.9% on December 31, 2015. The principal amount of each acquisition advance will be due and payable on the 270th day following the date on which the advance was made (the “Repayment Date”).  The Partnership may extend any Repayment Date for up to three additional 90-day periods, but in no event later than May 14, 2017, by providing a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first extension, 10% for the second extension, and 20% for the third extension.  The proceeds of the line of credit will be used by the Partnership for the purchase of real estate either with existing or to-be-constructed multifamily property improvements, taxable or mortgage revenue bonds, public housing capital fund trust certificates, or mortgage backed securities.  The Partnership intends to repay each advance either through a TOB financing, a TEBS transaction, or otherwise through securing alternate long-term debt or equity financing. On December 31, 2015 the Partnership had approximately $12.5 million outstanding debt on this line of credit.

In March 2014, the Partnership obtained two $5.0 million LOCs. The first revolving line of credit carries a variable interest rate which was approximately 3.5% on December 31, 2015, and matures in March 2016.  The second revolving line of credit also carries a variable interest rate which was approximately 3.4% on December 31, 2015 and matures in March 2016.  The Partnership is required to make prepayments of the principal to reduce the second revolving line of credit to zero for fifteen consecutive days during each calendar quarter.  For the three months ended December 31, 2015, the Partnership reduced the line of credit to zero for fifteen consecutive days which fulfilled its fourth quarter 2015 prepayment obligation.  On December 31, 2015 the Partnership had outstanding debt of $5.0 million on one of the lines of credit.

In addition, the Partnership has a $7.5 million promissory note, maturing on August 1, 2017, which carries a fixed interest rate of approximately 2.8% per annum plus the 30-day London Interbank Offered Rate ("LIBOR") which was approximately 0.2% per annum on December 31, 2015.  The Partnership had approximately $7.5 million borrowed on December 31, 2015. Approximately $6.1 million is related to the Woodland Park property and is reported as part of Mortgage payables and approximately $1.4 million is reported in Lines of credit on the December 31, 2015 consolidated balance sheet.

12. Debt Financing

As of December 31, 2015 and 2014, the Partnership’s outstanding debt financing totaled approximately $456.4 million and $345.4 million, respectively.

Tender Option Bond Financings

TOB Trusts Securitization	Outstanding TOB Trust Financing at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
PHC Certificates (1)	$43,985,000	2012	June-16	Variable	Weekly	0.68%	1.62%	2.30%
MBS Securities - 1	2,585,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
MBS Securities - 2	4,090,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
MBS Securities - 3	5,270,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
Decatur Angle	22,850,000	2014	October-16	Fixed	N/A	N/A	N/A	4.26%
Live 929	37,940,000	2014	July-19	Fixed	N/A	N/A	N/A	4.39%
Bruton Apartments	17,250,000	2014	July-17	Fixed	N/A	N/A	N/A	4.51%
Pro Nova 2014-1	9,010,000	2014	July-17	Fixed	N/A	N/A	N/A	4.01%
Pro Nova 2014-2	8,375,000	2014	July-17	Fixed	N/A	N/A	N/A	4.01%
Concord at Gulfgate	14,940,000	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Little York	11,235,000	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Williamcrest	15,610,000	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Columbia Gardens	11,700,000	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Willow Run	11,700,000	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Total TOB Trust Financing\Effective Rate	$216,540,000							3.26%

(1) Comprised of three TOB Trusts

TOB Trusts Securitization	Outstanding TOB Trust Financing at December 31, 2014	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
PHC Certificates (1)	$44,675,000	2012	June-15	Variable	Weekly	0.58%	1.62%	2.20%
MBS Securities - 1	2,585,000	2012	April-15	Variable	Weekly	0.18%	0.94%	1.12%
MBS Securities - 2	4,090,000	2012	April-15	Variable	Weekly	0.18%	0.94%	1.12%
MBS Securities - 3	5,270,000	2012	April-15	Variable	Weekly	0.12%	0.94%	1.06%
The Suites on Paseo	25,535,000	2013	June-15	Fixed	N/A	N/A	N/A	1.96%
Decatur Angle	21,850,000	2014	October-16	Fixed	N/A	N/A	N/A	4.34%
Live 929	34,975,000	2014	July-19	Fixed	N/A	N/A	N/A	4.47%
Bruton Apartments	17,250,000	2014	July-17	Fixed	N/A	N/A	N/A	4.55%
Pro Nova 2014-1	9,010,000	2014	July-17	Fixed	N/A	N/A	N/A	4.05%
Pro Nova 2014-2	9,010,000	2014	July-17	Fixed	N/A	N/A	N/A	4.05%
Total TOB Trust Financing\Effective Rate	$174,250,000							3.23%

(1) Comprised of three TOB Trusts

In July 2011, the Partnership executed a Master Trust Agreement with DB which allows the Partnership to execute multiple TOB Trust structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Partnership will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Partnership is required to maintain compliance. At December 31, 2015, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. On December 31, 2015 the Partnership was in compliance with all of these covenants. If the Partnership were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

In July 2015, due to certain restrictions imposed by the Volcker Rule, the Partnership and DB restructured eight of the existing TOB Trust structures by entering into a new Master Trust Agreement and related documents to create Term TOB Trusts (“Term TOB Trusts”).  Like the prior trusts, the Partnership transferred its mortgage revenue bonds to the TOB trustee, which issued Class A and Class B Trust Certificates. These Trust Certificates represent beneficial interests in the securitized asset held by the TOB trustee.  DB purchased the Class A Certificates.  The Partnership purchased the Class B Certificates from each of these Term TOB Trusts, which certificates grant them certain rights to the securitized assets. The restructuring increased the total borrowing from approximately $124.7 million to approximately $137.2 million, reported maturity dates from October 2016 through July 2019, and fixed the annual interest rates from approximately 2.8% to 4.5% (see table above). Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The Partnership expects to renew each of the TOB financing facilities at its discretion per the terms of the agreements.

In December 2015, simultaneous with the acquisition of the Columbia Gardens and Willow Run mortgage revenue bonds, the Partnership closed on two additional Term TOB Trusts for a total of $23.4 million.

In March 2015, the Partnership borrowed $15.0 million through a newly executed TOB Trust under its credit facility with DB securitized by the Suites on Paseo mortgage revenue bond. When the restructuring was completed in July 2015, this TOB Trust was settled.

In February 2015, the Partnership executed three new TOB Trusts under its July 2011 Master Trust Agreement credit facility with DB securitizing the Concord at Gulfgate Apartments, Concord at Little York Apartments, and Concord at Williamcrest Apartments 2015A mortgage revenue bonds borrowing approximately $33.3 million under three TOB Trusts. In July 2015, the Partnership restructured these TOB Trusts into the Term TOB Trusts (see 2015 table above).

In October 2014, the Partnership executed two new TOB Trusts under its credit facility with DB securitizing the Pro Nova 2014-1 and 2014-2 mortgage revenue bonds borrowing approximately $9.0 million under each TOB Trust. In July 2015, the Partnership restructured these TOB Trusts into the Term TOB Trusts (see 2015 table above).

In August 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Bruton Apartments mortgage revenue bond borrowing approximately $17.3 million. In July 2015, the Partnership restructured this TOB Trust into a Term TOB Trust (see 2015 table above).

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Live 929 mortgage revenue bond borrowing approximately $35.0 million. In July 2015, the Partnership restructured this TOB Trust into a Term TOB Trust (see 2015 table above).

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Decatur Angle mortgage revenue bond borrowing $21.9 million. In July 2015, the Partnership restructured this TOB Trust into a Term TOB Trust (see 2015 table above).

In July 2014, a separate transaction occurred as a preliminary transaction to achieve the closing of the M31 TEBS Financing (discussed in the M31 TEBS Financing section in Note 12). DB purchased the SPEARS which securitized four TOB Trust facilities for approximately $45.9 million and approximately $26.5 million in the related residual LIFERS. DB held the ten mortgage revenue bonds that collateralized this transaction, the Greens Property, Arbors at Hickory Ridge, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments, until the M31 TEBS Financing facility closed on July 10, 2014.

In October 2014, the Partnership sold a portion of the MBS Securities and collapsed the related MBS - TOB Trusts for an amount approximating the outstanding amortized cost. The Partnership collapsed MBS - TOB Trust 4 for approximately $6.0 million, MBS - TOB Trust 5 for approximately $5.3 million and MBS - TOB Trust 6 for approximately $7.8 million securitizing the related MBS. The Partnership’s approximate $19.1 million TOB financing facilities, which were the securitization of these MBS TOB Trusts, were paid off in full in connection with this sale (see Note 7).

In May 2014, the Partnership sold a portion of the MBS Securities and collapsed the related MBS - TOB Trust 3 securitizing the related MBS Securities for approximately $3.7 million. The Partnership’s $2.9 million TOB financing facility, which was the securitization of this MBS TOB Trust, was paid off in full in connection with this sale (see Note 7). There were no changes to the MBS TOB Trusts during 2015.

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for approximately $13.1 million. The Partnership’s $9.8 million TOB financing facility, which was the securitization of this mortgage revenue bond, was collapsed and paid off in full in connection with this sale (see Note 5).

There were no changes to the PHC TOB Trusts during the years ended December 31, 2015 and 2014.

As of December 31, 2015, the Partnership posted approximately $1.5 million of cash collateral in connection with the interest rate swaps. As of December 31, 2014, the Partnership posted approximately $2.1 million of cash collateral in connection with the MBS

TOB Trusts. As of December 31, 2014, the Partnership posted approximately $400,000 of cash collateral in connection with one of the PHC TOB Trusts.  The cash collateral is recorded as restricted cash in the Partnership’s consolidated financial statements.

As of December 31, 2015 and 2014, the total cost of borrowing for the PHC TOB financing facilities was approximately 2.3% per annum and 2.2% per annum, respectively. The weighted average cost of borrowing on the TOB financing facilities securitizing MBS Securities was approximately 1.1% per annum for both years. The Partnership’s total cost of borrowing under the TOB financing facilities securitized by the mortgage revenue bonds was approximately 3.7% and 3.9% per annum as of December 31, 2015 and 2014, respectively. The Partnership accounts for these TOB transactions as secured financing arrangements.

TEBS Financings.

The following tables provide the detail related to the outstanding TEBS Financing, year acquired, stated maturity, and annual interest rates at December 31, 2015 and 2014.

	Outstanding TEBS Financing at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
M24 TEBS Financing	$61,546,000	2010	September-17	Variable	Weekly	0.04%	1.91%	1.95%
M31 TEBS Financing (1)	94,117,446	2014	July-19	Variable	Weekly	0.02%	1.42%	1.44%
M33 TEBS Financing (1)	84,227,842	2015	July-20	Variable	Weekly	0.02%	1.26%	1.28%
Total TEBS Financing\Effective Rate	$239,891,288							1.51%

(1) Facility fees are variable

	Outstanding TEBS Financing at December 31, 2014	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Year End Rate
M24 TEBS Financing	$76,444,000	2010	September-17	Variable	Weekly	0.07%	1.91%	1.98%
M31 TEBS Financing (1)	94,665,000	2014	July-19	Variable	Weekly	0.05%	1.42%	1.47%
Total TEBS Financing\Effective Rate	$171,109,000							1.70%

(1) Facility fees are variable

M33 TEBS Financing

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

Effective July 1, 2015, the Partnership transferred the following mortgage revenue bonds to the 2015 Sponsor pursuant to the M33 TEBS financing described above:

	Outstanding Bond Par Amounts
Description of Mortgage Revenue Bonds	December 31, 2015	July 1, 2015	Financial Statement Presentation
Avistar at the Parkway - Series A	$13,300,000	$13,300,000	Mortgage revenue bond
Glenview Apartments - Series A	4,670,000	4,670,000	Mortgage revenue bond
Heritage Square - Series A	11,185,000	11,185,000	Mortgage revenue bond
Montclair Apartments - Series A	2,530,000	2,530,000	Mortgage revenue bond
Renaissance Gateway	11,450,959	11,491,928	Mortgage revenue bond
Santa Fe Apartments - Series A	3,065,000	3,065,000	Mortgage revenue bond
Silver Moon Lodge Apartments - Series A	7,983,811	8,000,000	Mortgage revenue bond
Vantage at Harlingen	24,575,000	24,575,000	Mortgage revenue bond
Vantage at Judson	26,540,000	26,540,000	Mortgage revenue bond
Total	$105,299,770	$105,356,928

The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for  Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “M33 TEBS Certificates”) issued by Freddie Mac.  The M33 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac.  The Class A TEBS Certificates were issued in an initial principal amount of approximately $84.3 million and were sold through a placement agent to unaffiliated investors.  The Class B M33 TEBS Certificates were issued in an initial principal amount of approximately $21.1 million and were retained by the 2015 Sponsor.  After payment of transaction expenses, the 2015 Sponsor received net proceeds from the M33 TEBS Financing of approximately $82.2 million. The Partnership applied approximately $37.5 million of the net proceeds to pay the entire outstanding principal of, and accrued interest on, its line of credit with Banker’s Trust that was previously used by the Partnership as a short term financing facility to fund additional assets purchased during June 2015. The Partnership placed approximately $4.8 million into a stabilization escrow which is reported as restricted cash on the December 31, 2015 balance sheet.

In order to mitigate its exposure to interest rate fluctuations on the variable rate M33 TEBS financing, the 2015 Sponsor also entered into interest rate cap agreements (see Note 16).

The term of the M33 TEBS financing coincides with the terms of the assets securing the M33 TEBS Certificates, except the 2015 Sponsor may elect to purchase all (but not less than all) of the mortgage revenue bonds from Freddie Mac on either July 15, 2020 or July 15, 2025.  Should the Partnership not elect to terminate the TEBS Financing on these dates the full term of the M33 TEBS Financing runs through the final principal payment date associated with the securitized bonds, or August 1, 2055.  Form 8-K filed by the Partnership on July 16, 2015 is incorporated by reference.

M31 TEBS Financing

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

Effective July 1, 2014, the Partnership transferred the following mortgage revenue bonds to the 2014 Sponsor pursuant to the M31 TEBS Financing described above:

	Outstanding Bond Par Amounts
Description of Mortgage Revenue Bonds	December 31, 2015	December 31, 2014	Financial Statement Presentation
Arbors at Hickory Ridge	$11,450,000	$11,450,000	Mortgage revenue bond
Avistar at Chase Hill - Series A	9,935,552	10,000,000	Mortgage revenue bond
Avistar at the Crest - Series A	9,637,485	9,700,000	Mortgage revenue bond
Avistar at the Oaks - Series A	7,777,936	7,800,000	Mortgage revenue bond
Avistar in 09 - Series A	6,715,948	6,735,000	Mortgage revenue bond
Avistar on the Boulevard - Series A	16,418,497	16,525,000	Mortgage revenue bond
Avistar on the Hills - Series A	5,373,756	5,389,000	Mortgage revenue bond
Copper Gate Apartments	5,185,000	5,220,000	Mortgage revenue bond
Greens Property - Series A	8,294,000	8,366,000	Mortgage revenue bond
Harden Ranch - Series A	6,960,000	6,960,000	Mortgage revenue bond
The Palms at Premier Park Apartments	20,001,272	20,152,000	Mortgage revenue bond
Tyler Park Townhomes - Series A	6,075,000	6,075,000	Mortgage revenue bond
Westside Village Market - Series A	3,970,000	3,970,000	Mortgage revenue bond
Total	$117,794,446	$118,342,000

The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “M31 TEBS Certificates”). The M31 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $94.7 million and were sold through a placement agent to unaffiliated investors. The Class B M31 TEBS Certificates were issued in an initial principal amount of approximately $23.7 million and were retained by the 2014 Sponsor. The gross proceeds from the M31 TEBS Financing were approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the M31 TEBS Financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitization that previously existed on these bonds and approximately $6.3 million to a stabilization escrow. At December 31, 2015 and 2014, the Partnership reported approximately $163,000 and $6.3 million, respectively, as restricted cash on the balance sheet.

In order to mitigate its exposure to interest rate fluctuations on the variable rate M31 TEBS financing, the 2014 Sponsor also entered into interest rate cap agreements (see Note 16).

The term of the M31 TEBS Financing coincides with the terms of the assets securing the M31 TEBS Certificates, except the 2014 Sponsor may elect to purchase all (but not less than all) of the Bonds from Freddie Mac on either July 15, 2019 or July 15, 2024. Should the Partnership not elect to terminate the TEBS Financing on these dates the full term of the M31 TEBS Financing runs through the final principal payment date associated with the securitized bonds, or August 1, 2050.  Form 8-K filed by the Partnership on July 16, 2014 is incorporated by reference.

M24 TEBS Financing

In November and December of 2015, the Fairmont Oaks and Bent Tree properties were sold. The Partnership received approximately $14.1 million for the mortgage revenue bond principal plus base interest which was used to retire a portion of the M24 TEBS Financing facility. For additional details, see Notes 2, 8, 10, 21, and 22 to the Company’s consolidated financial statements.

In February 2014, the mortgage revenue bond secured by Lost Creek was redeemed for an amount greater than the outstanding principal and accrued base interest. The Partnership received approximately $18.7 million for the Lost Creek mortgage revenue bond which was used to retire a portion of the M24 TEBS Financing facility.

At December 31, 2015 and 2014, the Partnership reported approximately $365,000 and $1.0 million, respectively, as restricted cash on the balance sheet related to the M24 TEBS Financing facility.

As of December 31, 2015, the Partnership posted approximately $400,000 of cash collateral in connection with the M24 Financing facility derivatives.  The cash collateral is recorded as restricted cash in the Partnership’s consolidated financial statements.

For the M33, M31, and M24 TEBS Financings, the payment of interest on the Class A TEBS Certificates will be made from the interest payments received by Freddie Mac from the Bonds and Senior Custody Receipts held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B TEBS Certificates held by the Sponsor. As the holder of the Class B TEBS Certificates, the Sponsor is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Bonds and Senior Custody Receipts held by Freddie Mac after payment of principal and interest due on the Class A TEBS Certificates and payment of all Facility Fees and associated expenses. Accordingly, the amount of interest paid to the Sponsor on the Class B TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A TEBS Certificates, Facility Fees, expenses and other factors.

The Partnership’s aggregate borrowings as of December 31, 2015 contractually mature over the next five years and thereafter as follows:

2016	$81,807,600
2017	120,366,181
2018	43,614,419
2019	129,541,724
2020	81,101,364
Thereafter	-
Total	$456,431,288

The Partnership’s strategic objective is to leverage its bond portfolio utilizing long term securitization financings with Freddie Mac through its TEBS program. This strategy allows the Partnership to better match the duration of its assets and liabilities and to better manage the spread between its assets and liabilities. The Partnership intends and expects to refinance all of its maturing short term debt obligations with the proceeds of at least one additional TEBS financing.

13. Mortgages Payable

The Partnership reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of December 31, 2015 and 2014, outstanding mortgage loans totaled approximately $68.3 million and approximately $76.7 million, respectively. These mortgages carry interest rates ranging from 2.9% to 4.8% with maturity dates ranging from March 2017 to March 2020.

In November 2015, the Partnership refinanced the Eagle Village mortgage, extending the due date to September 2018 (see tables below).

In April 2014, the Partnership paid off in full the approximately $1.9 million mortgage which was collateralized by the Glynn Place Apartments, an MF Property.

In March 2014, the Partnership refinanced the Arboretum mortgage, extending the due date to March 28, 2017 with a fixed interest rate of 3.75% per annum.

The following is a summary of the Mortgage Loans payable on MF Properties:

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Year End Rate
Arboretum	$16,742,368	2011	March 2017	Fixed	N/A	N/A	N/A	3.75%
Eagle Village (1)	8,038,911	2010	September 2018	Variable	Monthly	0.25%	3.00%	3.25%
Residences of DeCordova	1,815,223	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,820,623	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 UNL Student Housing-- Mortgage (2)	25,500,000	2013	March 2020	Variable	Monthly	3.25%	N/A	3.25%
The 50/50 UNL Student Housing--TIF Loan	4,299,990	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Woodland Park (1)	6,074,738	2013	August 2017	Variable	Monthly	0.19%	2.75%	2.94%
Total Mortgage Payable\Effective Rate	$68,291,853							3.60%

(1) Variable rate is based on LIBOR
(2) Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2014	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Year End Rate
Arboretum	$17,182,764	2011	March 2017	Fixed	N/A	N/A	N/A	3.75%
Eagle Village (1)	8,224,671	2010	September 2015	Variable	Monthly	1.60%	2.75%	4.35%
Residences of DeCordova	1,881,998	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	6,043,673	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 UNL Student Housing-- Mortgage (2)	25,500,000	2013	March 2020	Variable	Monthly	3.25%	N/A	3.25%
The 50/50 UNL Student Housing--TIF Loan	4,299,990	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
The Colonial	7,500,000	2013	February 2016	Fixed	N/A	N/A	N/A	3.55%
Woodland Park (1)	6,074,738	2013	August 2017	Variable	Monthly	0.21%	2.75%	2.96%
Total Mortgage Payable\Effective Rate	$76,707,834							3.72%

(1) Variable rate is based on LIBOR
(2) Variable rate is based on Wall Street Journal Prime Rate

The Partnership’s mortgages payable as of December 31, 2015, contractually mature over the next five years and thereafter as follows:

2016	$1,919,689
2017	31,535,642
2018	9,114,886
2019	5,104,650
2020	20,616,986
Thereafter	-
Total	$68,291,853

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

14. Issuances of Additional Beneficial Unit Certificates

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

15. Transactions with Related Parties

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

	2015	2014	2013
Reimbursable salaries and benefits	$1,744,855	$1,599,294	$1,146,754
Other expenses	6,819	975	3,488
Insurance	224,946	227,265	228,701
Professional fees and expenses	284,767	208,648	216,962
Consulting and travel expenses	15,372	1,697	434
	$2,276,759	$2,037,879	$1,596,339

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, taxable property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2015, 2014, and 2013, the Partnership paid administrative fees to AFCA 2 of approximately $2.6 million, $2.0 million, and $1.5 million, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $53,000, $138,000, and $144,000, in 2015, 2014, and 2013, respectively. Additionally, in connection with the sale of Bent Tree, a Consolidated VIE,  the property paid accrued and deferred administrative fees to AFCA2 totaling approximately $635,000 in 2015. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the mortgage revenue bonds secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties.

AFCA 2 earns mortgage placement fees in connection with the acquisition of mortgage revenue bonds by the Partnership.  These mortgage placement fees were paid by the owners of the respective property or the third party seller of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not considered Consolidated VIEs.   Investment/mortgage placement fees earned by AFCA 2 totaled approximately $1.9 million, $1.7 million, and $1.2 million, in 2015, 2014, and 2013, respectively. In addition, in 2015, approximately $300,000 in mortgage placement fees were paid by the Partnership to AFCA2 related to two mortgage revenue bond acquisitions, which was recorded into the cost basis of the mortgage revenue bonds and are being amortized against interest income on an effective yield basis.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the second quarter of 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln (see Note 8). These affiliates received approximately $672,000 in the first twelve months of 2013 under the terms of this Agreement. An affiliate of AFCA 2 acts as a placement advisor to the borrowers under the mortgage revenue bonds at the time they are acquired by the Partnership.  Any and all advisory fees are paid by the borrower of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements.

An affiliate of AFCA 2, Properties Management, was retained to provide property management services for Ashley Square, Iona Lakes (bond sold in 2013),  Arboretum, Bent Tree (Consolidated VIE sold in 2015), Lake Forest, Fairmont Oaks (Consolidated VIE sold in 2015), DeCordova, Eagle Village, The Colonial (MF Property sold in 2015), Meadowview, Crescent Village, Willow Bend, Post Woods, Glynn Place (MF Property sold in 2015), Greens at Pine Glen, Cross Creek, Weatherford, and Woodland Park. The management fees paid to Properties Management amounted to approximately $1.2 million in 2015, $1.3 million in 2014, and $1.2 million in 2013. For the Consolidated VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the Consolidated VIEs prior to the payment of any interest on the mortgage revenue bonds and taxable property loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

An affiliate of AFCA 2, FCA, acts as an origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Partnership. For 2015, 2014, and 2013, approximately $1.8 million, $1.4 million, and $752,000, respectively, in origination fees were paid to this affiliate by the borrower of certain acquired bonds and have not been reflected in the accompanying consolidated financial statements. In addition, in 2015 and 2014, approximately $150,000 and $300,000, respectively, in consulting and origination fees were paid by the Partnership to this affiliate related to mortgage revenue bond acquisitions, which was recorded into the cost basis of the mortgage revenue bonds and are being amortized against interest income on an effective yield basis.

One of the owners of two limited-purpose corporations which owned multifamily residential properties, the Consolidated VIEs, financed with mortgage revenue bonds and taxable property loans held by the Partnership are employees of Burlington who are not involved in the operation or management of the Partnership and who are not executive officers or managers of Burlington.

16. Interest Rate Derivatives

As of December 31, 2015, the Partnership has twelve derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing.  In addition, the Partnership entered into two interest rate swaps during 2014. The terms of the derivative agreements are as follows:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value (1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
September-10	$31,936,667	3.00%	September-17	$921,000	$86	M24 TEBS	5.0%	Bank of New York Mellon

September-10	$31,936,667	3.00%	September-17	$845,600	$86	M24 TEBS	5.0%	Barclays Bank PLC

September-10	$31,936,667	3.00%	September-17	$928,000	$86	M24 TEBS	5.0%	Royal Bank of Canada

August-13	$93,305,000	1.50%	September-17	$793,000	$8,546	M24 TEBS	3.5%	Deutsche Bank

February-14	$41,250,000	1.00%	March-17	$230,500	$1,500	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc

February-14	$11,000,000	1.00%	March-17	$150,500	$400	MBS TOB Trusts	2.1%	SMBC Capital Markets, Inc

July-14	$31,565,000	3.00%	August-19	$315,200	$29,307	M31 TEBS	4.4%	Barclays Bank PLC

July-14	$31,565,000	3.00%	August-19	$343,000	$29,336	M31 TEBS	4.4%	Royal Bank of Canada

July-14	$31,565,000	3.00%	August-19	$333,200	$29,336	M31 TEBS	4.4%	SMBC Capital Markets, Inc

July-15	$28,095,000	3.00%	August-20	$210,000	$81,831	M33 TEBS	4.3%	Wells Fargo Bank

July-15	$28,095,000	3.00%	August-20	$187,688	$81,831	M33 TEBS	4.3%	Royal Bank of Canada

July-15	$28,095,000	3.00%	August-20	$174,900	$81,831	M33 TEBS	4.3%	SMBC Capital Markets, Inc

(1) For additional details, see Note 17 to the Company's consolidated financial statements.

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

On March 30, 2015, SMBC Capital Markets, Inc. revised and replaced an existing interest rate cap agreement with the notional amount of approximately $28.8 million for the outstanding borrowings on the MBS TOB financing facilities to $11.0 million. This agreement effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $52.3 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities through a three year term ending March 1, 2017. The Partnership received $10,500 of cash collateral upon the execution of the revised interest rate cap agreement thus reducing its purchase price to approximately $151,000.

The Partnership contracted for two interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties.  The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2.0% fixed rate. On December 31, 2015 the fair value of the Decatur Angle swap is a liability of approximately $737,000 and the fair value of the Bruton swap is a liability of approximately $580,000. The fair value of these swaps has been recorded as a liability on the Company’s consolidated financial statements.

In July 2014, to mitigate its exposure to interest rate fluctuations on the variable rate M31 TEBS Financing, the Partnership entered into interest rate cap agreements with Barclays Bank PLC, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $31.6 million, which effectively limits the interest payable by the Partnership on the Class A M31 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2019. The interest rate cap contracts cost approximately $991,000.

In February 2014, the Partnership entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014.  These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities through a three year term ending March 1, 2017.  These interest rate cap contracts cost approximately $390,000.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $1.8 million, $2.0 million, and  $284,000 in interest expense for the years ended December 31, 2015, 2014, and 2013, respectively.  These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $344,000 and $268,000 as of December 31, 2015 and 2014, respectively. The valuation methodology used to estimate the fair value of the Partnership’s interest rate derivative agreements is disclosed in Note 17.

17. Fair Value of Financial Instruments

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

Investments in Mortgage Revenue Bonds. The fair values of the Partnership’s investments in mortgage revenue bonds have each been based on a discounted cash flow and yield to maturity analysis performed by the Partnership. There is no active trading market for the bonds and price quotes for the bonds are not available. If available, the Partnership may also consider price quotes on similar bonds or other information from external sources, such as pricing services. The estimates of the fair values of these bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the Partnership believes would be used by market participants. Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in mortgage revenue bonds between reporting periods, the Partnership looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. The Partnership validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Partnership’s investment in mortgage revenue bonds is categorized as a Level 3 input.

Bond Purchase Commitments. The key inputs and methodology for determining the fair value of the forward bond purchase commitments are consistent with those used in determining the fair value of investments in mortgage revenue bonds. The fair market value of the Partnership’s investment in forward bond purchase commitments is an asset reported in Other Assets of approximately $5.6 million and $5.8 million as of December 31, 2015 and 2014, respectively. The estimated fair market value adjustments related to forward bond purchase commitments are categorized as Level 3 inputs which were recorded in other comprehensive income during the year ended December 31, 2015 and 2014, respectively.

Investment in PHC Certificates. The fair value of the Partnership’s investment in PHC Certificates has been based on a yield to maturity analysis performed by the Partnership. There is no active trading market for the trusts’ certificates owned by the Partnership but the Partnership will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts’ certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the Partnership believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Partnership encompasses the use of judgment in its application. The Partnership validates that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated tax-exempt municipal bonds with similar length of terms. Given these facts the fair value measurement of the Partnership’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.

Investment in Mortgage-Backed Securities. The fair value of the Partnership’s investment in mortgage-backed securities is based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. The Partnership analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Partnership estimates as 7.5%. The Partnership also looks at observations of trading activity observed in the market place when available. Given these facts, the fair value measurements of the Partnership’s investment in mortgage-backed securities is categorized as Level 2 input.

Taxable bonds. The fair values of the Partnership’s investments in taxable bonds have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the taxable bonds and price quotes are not available. The estimates of the fair values of these taxable bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the Partnership believes would be used by market participants. Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in taxable bonds between reporting periods, the Partnership looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. The Partnership validates that the changes in the estimated fair value of the taxable bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Partnership’s investment in taxable bonds is categorized as a Level 3 input.

Interest rate derivatives. The effect of the Partnership’s interest rate caps is to set a cap, or upper limit, on the base rate of interest paid on the Partnership’s variable rate debt equal to the notional amount of the derivative agreement. The effect of the

Partnership’s interest rate swaps are to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement. The interest rate derivatives are recorded at fair value with changes in fair value included in current period earnings within interest expense. The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore are categorized as a Level 3 input. The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2015
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$583,683,137	$-	$-	$583,683,137
Bond purchase commitments	5,634,360	-	-	5,634,360
PHC Certificates	60,707,290	-	-	60,707,290
MBS Securities	14,775,309	-	14,775,309	-
Taxable bonds	4,824,060	-	-	4,824,060
Interest rate derivatives	(972,898)	-	-	(972,898)
Total Assets and Liabilities at Fair Value	$668,651,258	$-	$14,775,309	$653,875,949

	For Twelve Months Ended December 31, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2015	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total gains (losses) (realized/unrealized)
Included in earnings	-	-	-	-	(1,802,655)	(1,802,655)
Included in other comprehensive (loss) income	9,370,264	(146,053)	462,297	(138,682)	-	9,547,826
Purchases	188,572,000	-	-	-	-	188,572,000
Purchase interest rate derivative	-	-	-	-	562,088	562,088
Mortgage revenue bond exchanged for MF Property	(41,580,919)	-	-	-	-	(41,580,919)
Settlements	(21,702,345)	-	(1,018,130)	346,177	-	(22,374,298)
Ending Balance December 31, 2015	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2015	$-	$-	$-	$-	$(1,802,655)	$(1,802,655)

	Fair Value Measurements at December 31, 2014
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds	$449,024,137	$-	$-	$449,024,137
Bond purchase commitments	5,780,413	-	-	5,780,413
PHC Certificates	61,263,123	-	-	61,263,123
MBS Securities	14,841,558	-	14,841,558	-
Taxable bonds	4,616,565	-	-	4,616,565
Interest rate derivatives	267,669	-	-	267,669
Total Assets at Fair Value	$535,793,465	$-	$14,841,558	$520,951,907

	For Twelve Months Ended December 31, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2014	$285,318,171	$(4,852,177)	$62,056,379	$4,075,953	$888,120	$347,486,446
Total gains (losses) (realized/unrealized)
Included in earnings	-	-	-	-	(2,003,351)	(2,003,351)
Included in other comprehensive income	52,272,236	10,632,590	5,219,937	685,612	-	68,810,375
Purchases	142,794,827	-	-	-	-	142,794,827
Purchase interest rate derivative	-	-	-	-	1,382,900	1,382,900
Mortgage revenue bond and MBS Securities sales and redemption	(30,464,798)	-	-	-	-	(30,464,798)
Settlements	(896,299)	-	(6,013,193)	(145,000)	-	(7,054,492)
Ending Balance December 31, 2014	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2014	$-	$-	$-	$-	$(2,003,351)	$(2,003,351)

	Fair Value Measurements at December 31, 2013
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage Revenue Bonds	$285,318,171	$-	$-	$285,318,171
Bond Purchase Commitments	(4,852,177)	-	-	(4,852,177)
PHC Certificates	62,056,379	-	-	62,056,379
MBS Securities	37,845,661	-	37,845,661	-
Taxable Bonds	4,075,953	-	-	4,075,953
Interest Rate Derivatives	888,120	-	-	888,120
Total Assets and Liabilities at Fair Value	$385,332,107	$-	$37,845,661	$347,486,446

	For Twelve Months Ended December 31, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2013	$145,237,376	$-	$65,389,298	$1,524,873	$378,729	$212,530,276
VIE Consolidation	8,795,630	-	-	-	-	8,795,630
Total gains (losses) (realized/unrealized)
Included in earnings	-	-	-	-	(283,610)	(283,610)
Included in other comprehensive income	(18,011,590)	(4,852,177)	(3,276,398)	(231,920)	-	(26,372,085)
Ohio Properties' bonds after sale recognition	19,581,166		-	-	-	19,581,166
Greens Property's bond after sale recognition	9,465,000	-	-	-	-	9,465,000
Purchases	148,624,000	-	-	2,918,000	-	151,542,000
Purchase interest rate derivative	-	-	-	-	793,001	793,001
Bond redemption	(16,052,849)	-	-	-	-	(16,052,849)
Bond foreclosure	(11,581,266)	-	-	-	-	(11,581,266)
Settlements	(739,296)	-	(56,521)	(135,000)	-	(930,817)
Ending Balance December 31, 2013	$285,318,171	$(4,852,177)	$62,056,379	$4,075,953	$888,120	$347,486,446
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2013	$-	$-	$-	$-	$(283,610)	$(283,610)

Income and losses included in earnings for the periods shown above are included in interest expense.

The carrying amounts of cash and cash equivalents included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The Partnership calculates a fair market value of each financial instrument using a DCF model based on the debt amortization schedules at the effective rate of interest for 2015. The estimated fair value of the Debt financing and Mortgages payable are in the Level 3 category of the fair value hierarchy. Below are the fair market value estimates of the debt held on the balance sheet for December 31, 2015 and 2014, respectively.

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$475,353,549	$475,415,345	$345,359,000	$346,813,909
Mortgages payable	$68,291,853	$67,735,213	$76,707,834	$76,134,465

18. Commitments and Contingencies

The Partnership, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, the Partnership believes the final outcome of such matters will not have a material effect on the Company’s consolidated financial statements.

As part of the Partnership’s strategy of acquiring mortgage revenue bonds, the Partnership will enter into bond purchase commitments related to mortgage revenue bonds to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and mortgage revenue bonds.  The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for the following Bond Purchase Commitments as available-for-sale securities and, as such, records the estimated value of the Bond Purchase Commitments as an asset or liability with changes in such valuation recorded in other comprehensive income.

On December 31, 2015 and 2014 the Bond Purchase Commitments outstanding and the related fair values are as follows:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2016 through 2018	Maximum Committed Amounts for 2015	Rate	Closing Date (1)	Fair Value at December 31, 2015	Fair Value at December 31, 2014
Silver Moon Apartments	June-13	$-	$8,000,000	6.00%	Q2 2015	$-	$413,600
Vantage at Harlingen - Series B	August-13	-	18,000,000	6.00%	Q2 2015	-	1,433,700
Vantage at Judson - Series B	December-12	-	26,700,000	6.00%	Q2 2015	-	1,990,535
15 West Apartments	July-14	9,900,000	-	6.25%	Q2 2016	945,009	809,178
Villas at Plano Gateway Apartments	December-14	20,000,000	-	6.00%	Q3 2016	1,469,213	1,133,400
Palo Alto	July-15	19,540,000	-	5.80%	Q3 2017	1,439,600	-
Village at Rivers Edge	May-15	11,000,000	-	6.00%	Q2 2017	636,560	-
Village at Avalon	November-15	17,900,000	-	5.80%	Q2 2018	1,143,978	-
Total		$78,340,000	$52,700,000			$5,634,360	$5,780,413

(1) The closing date is actual and estimated.

In October 2015, ATAX Vantage Holdings, LLC, a newly formed wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to an unrelated third party to build two new multifamily residential properties. The Partnership will fulfill its note commitment and fund approximately $9.3 million in 2016. For additional details, see note 9 to the Company’s consolidated financial statements.

The Partnership provided a guarantee on the $2.8 million mortgage obtained on the Abbington at Stones River, a 96 unit multifamily residential property located in Tennessee, in addition to providing an approximately $1.4 million taxable loan to Foundation for Affordable Housing, the not-for-profit owner of the property. Based on the financial performance of the property the Partnership estimates there is no value to record for this mortgage guarantee.

In connection with the sale of the Greens Property, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Partnership at December 31, 2015, under the guarantee provision of the repurchase clause is approximately $3.0 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Partnership at December 31, 2015, under the guarantee provision of the repurchase clause is approximately $4.8 million which represents 75% of the equity contributed by BC Partners.

As the holder of residual interests issued in connection with its TEBS and TOB bond financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. In each of these cases, the trust will be collapsed.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee. In the event of a shortfall the maximum exposure to loss would be approximately $456.4 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been required to reimburse the financing facilities for any shortfall.

19. Subsequent Events

In January and February 2016, the Partnership entered into a First and Second Amendment to the Credit Agreement which modified certain provisions of the May 2015 Credit Agreement.  The First Amendment revises the definitions and reporting requirements and the Second Amendment increases the principal commitments with respect to the line of credit by $2.5 million, to a total commitment of $40.0 million.

In January and February 2016, the Partnership executed two broker agreements to sell two of the MF Properties, Arboretum and Eagle Village.  The Partnership expects to realize more than its net asset value investment for these MF Properties.

In January 2016, the Partnership acquired a Senior Series 2016 mortgage revenue bond with a par value of approximately $11.5 million, a stated annual interest rate of approximately 5.8%, a call feature on January 1, 2027, and a maturity date of January 1, 2052.  The mortgage revenue bond is secured by Companion at Thornhill Apartments, a 180 unit multifamily apartment complex located in Lexington, South Carolina.

In January 2016, the Partnership sold the remainder of its MBS Securities for approximating $15.0 million, approximately the outstanding amortized cost plus interest. The Partnership then collapsed the related three remaining MBS - TOB Trusts. The Partnership’s approximate $11.9 million TOB financing facilities, which were the securitization of these MBS TOB Trusts, were paid off in full in connection with this sale.  In conjunction with the sale of the MBS Securities the related $11.0 million derivative was sold for its current value which resulted in no cash and no gain or loss. The sale of the Partnership’s remaining three MBS Securities eliminates this operating segment in the first quarter of 2016.

20. Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which revises this topic and will require a re-evaluation of lessee and lessor accounting models for capital and operating leases.  In addition, the guidance in ASU 2016-02 includes embedded lease arrangements, lease terms and incentives, sale-leaseback agreements, and related disclosures. The guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Partnership will apply this guidance retrospectively and is currently assessing the impact of the adoption of this pronouncement on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10)”, which amends this subtopic to simplify and clarify the recognition, measurement, presentation, and disclosure of financial instruments. The guidance in the ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership is currently assessing the impact of the adoption of this pronouncement on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)”, to simplify the accounting for measurement-period adjustments in a business combination.  To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in the ASU 2015-16 guidance eliminates the requirement to retrospectively account for those adjustments. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The Partnership will apply the guidance prospectively and does not expect the adoption will have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)”, ASU 2015-14 supersedes the Update 2014-09 by extending the effective date for all entities by one year. The guidance in ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. In August 2015 the effective date of ASU 2014-09 for public business entities was revised to annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Partnership decided not to elect the permitted early adoption and is currently assessing the impact of the adoption of this pronouncement on the Company’s consolidated financial statements for annual periods beginning after December 15, 2017

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30)”, later clarified by ASU No. 2015-15. These  change the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset and include lines of credit. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. The Partnership will adopt the guidance prospectively, beginning January 1, 2016,  and does not expect the adoption will have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation – Amendments to the Consolidation Analysis” which became effective for all fiscal periods beginning after December 15, 2015. The Partnership has reviewed and re-evaluated each entity which it holds a variable interest to identify if any of the variable interests have become reportable VIEs or Consolidated VIEs and concluded it will have no additional VIEs or Consolidated VIEs to report in 2016 (see Note 4).

21. Segments

Effective in the second quarter of 2015, the Company changed its reportable segments due to the classification of the Company’s Consolidated VIEs as discontinued operations.  As a result, the Company now consists of four reportable segments: Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and MBS Securities Investments.  In addition to the four reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

During 2013 the Company consisted of five reportable segments, Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, MBS Securities Investments, and Consolidated VIEs. In addition to the five reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments. The Consolidated VIE segment reported Lake Forest’s revenue, interest expense, depreciation, net income from operations, and net income as a Consolidated VIE for 2013.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for the Residential Properties and a commercial property.  Such mortgage revenue bonds are held as long-term investments.  As of December 31, 2015, the Partnership held sixty-four mortgage revenue bonds.  The Residential Properties financed by the 60 mortgage revenue bonds contain a total of 8,041 rental units.  Two of the bonds’ properties are not operational and are under construction and two bonds are collateralized by commercial real estate (see Note 5).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Ohio Properties and the Greens Property were reported as discontinued operations in 2013 (see Note 10).  During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s CAD.  As of December 31, 2015, the Partnership consolidated the results of eight MF Properties containing a total of 2,217 rental units (see Note 8).

Other Investments

The Amended and Restated LP Agreement authorizes the Partnership to make investments in investments other than mortgage revenue bonds provided that these other investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Partnership’s assets at the time of acquisition as required under the Amended and Restated LP Agreement.  In addition, the amount of other investments are limited based on the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon for the Partnership.  The Partnership currently has other investments, PHC Certificates and MBS Securities which are reported as two separate segments.

The PHC Trusts segment consists of the assets, liabilities, and related income and expenses of the PHC Trusts.   The Partnership consolidates the PHC Trusts due to its ownership of the LIFERS issued by the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the HUD under HUD’s Capital Fund Program established under the Capital Fund Program.  This investment has been reported as part of the Partnership balance sheet and results of operations since acquired in July 2012 (see Note 6).

The MBS Securities segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Partnership consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts.  These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which are backed by residential mortgage loans.  These investments were acquired during the fourth quarter of 2012 through the second quarter of 2013 and all but three MBS Securities were sold in 2014 (see Note 7).

Consolidated VIE segment

Historically, the Company also had the Consolidated VIE segment, which was comprised of the results of operations of the underlying collateral for the related mortgage revenue bonds. The Company concluded its investment in the Consolidated VIE segment was not consistent with the Company’s portfolio of assets (see Note 2).  As such, the Company decided to implement a strategic shift in direction by discontinuing its Consolidated VIE segment. This decision was made for the following reasons:

•

The risk profile of the Consolidated VIE segment was unique as the substance of the investment was the result of the operations of the underlying properties and not the mortgage revenue bonds (which is the form of the investment).The risk profile includes:

•	The underlying properties thin capitalization,
•	Related party ownership groups, and
•	The lack of ultimate decision-making authority.
•	The stated purpose of the Company was not to manage properties without having some type of ownership or ability to control the underlying property.
•	Subsequent to the disposition of the Consolidated VIE properties by their owners, the Company does not plan to include this type of investment as part of its strategic direction.

In April 2015, the Partnership entered into brokerage contracts to sell Bent Tree and Fairmont Oaks, Consolidated VIEs. As a result, these entities met the criteria for discontinued operations and have been classified as such in the Company’s consolidated financial statements for all periods presented.  The sales of the two Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs were reported as part of the discontinued operations in net income for all periods presented. For the year ended December 31, 2015, the Company’s Consolidated VIEs are reported as discontinued operation on the Company’s consolidated financial statements. As of and for the year ended December 31, 2014, the Company's two Consolidated VIEs are reported as assets held for sale and discontinued operations on the Company's consolidated financial statements (see Notes 2, 4, 8, 10, and 22).

The Consolidated VIE segment in 2013 consisted of the Lake Forest multifamily residential property financed with a mortgage revenue bond held by the Partnership, the assets, liabilities and operating results of which were consolidated with those of the Partnership in 2013.  For part of the year ended December 31, 2013, the Consolidated VIE segment reported Lake Forest’s revenue, interest expense, depreciation, net income from operations, and net income as a Consolidated VIE for 2013. The mortgage revenue bonds on this Consolidated VIE property were eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds were held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company did not actually own an equity position in this Consolidated VIE or its underlying property. During 2013, Lake Forest was sold to a not-for-profit entity and was deconsolidated pursuant to the consolidation guidance.

The following table details certain key financial information for the Company’s reportable segments for the three years ended December 31:

	2015	2014	2013
Total revenues
Mortgage Revenue Bond Investments	$38,943,794	$26,929,446	$26,826,785
MF Properties	22,388,234	14,250,572	11,358,719
Public Housing Capital Fund Trust	2,994,482	3,038,819	3,261,611
MBS Securities Investments	225,890	1,423,958	1,601,270
Consolidated VIEs	-	-	10,943,968
Consolidation/eliminations	-	-	(9,705,375)
Total revenues	$64,552,400	$45,642,795	$44,286,978

Interest expense
Mortgage Revenue Bond Investments	$10,787,252	$7,147,092	$3,082,739
MF Properties	2,659,350	2,319,928	2,152,010
Public Housing Capital Fund Trust	1,221,713	1,295,238	1,292,540
MBS Securities Investments	157,902	403,653	463,555
Consolidated VIEs	-	-	1,034,584
Consolidation/eliminations	-	-	(1,034,584)
Total interest expense	$14,826,217	$11,165,911	$6,990,844

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-
MF Properties	5,888,973	4,801,533	3,804,499
Public Housing Capital Fund Trust	-	-	-
MBS Securities Investments	-	-	-
Consolidated VIEs	-	-	458,101
Consolidation/eliminations	-	-	-
Total depreciation expense	$5,888,973	$4,801,533	$4,262,600

Income from continuing operations
Mortgage Revenue Bond Investments	$18,094,959	$13,181,961	$13,806,271
MF Properties	2,964,297	(938,151)	(1,837,076)
Public Housing Capital Fund Trust	1,758,022	1,714,968	1,940,459
MBS Securities Investments	67,547	1,017,637	1,055,736
Consolidated VIEs	-	-	8,337,601
Consolidation/eliminations	-	-	(8,657,200)
Income from continuing operations - America First Multifamily Investors, L. P.	$22,884,825	$14,976,415	$14,645,791

Net income (loss)
Mortgage Revenue Bond Investments	$18,094,959	$13,181,961	$13,806,271
MF Properties	2,967,098	(933,478)	1,343,405
Public Housing Capital Fund Trust	1,758,022	1,714,968	1,940,459
MBS Securities Investments	67,547	1,017,637	1,055,736
Consolidated VIEs	-	-	8,337,601
Consolidation/eliminations	-	-	(8,657,200)
Discontinued Operations	3,721,397	52,773	(111,353)
Net income - America First Multifamily Investors, L. P.	$26,609,023	$15,033,861	$17,714,919

The following table details total assets for the Company’s reportable segments for the three years ended December 31:

Total assets	2015	2014	2013
Mortgage Revenue Bond Investments	$854,161,483	$698,637,412	$442,175,645
MF Properties	142,173,643	101,696,235	83,580,479
Public Housing Capital Fund Trust Certificates	61,021,462	61,577,848	62,449,028
Mortgage-Backed Securities	15,035,061	15,101,309	38,427,654
Assets held for sale	-	13,204,015	14,019,837
Consolidation/eliminations	(199,877,054)	(145,977,602)	(106,419,611)
Total assets	$872,514,595	$744,239,217	$534,233,032

22. Summary of Unaudited Quarterly Results of Operations

2015	March 31,	June 30,	September 30,	December 31,
Revenues	$12,506,625	$17,119,567	$14,084,872	$20,841,336
Income from continuing operations	2,499,160	7,983,295	2,286,383	10,115,987
Income from discontinuing operations	24,428	238,287	253,894	3,204,788
Net income - America First Multifamily Investors, L.P.	$2,524,479	$8,221,271	$2,540,649	$13,322,624

Income from continuing operations, per unit	$0.04	$0.12	$0.03	$0.15
Income from discontinued operations, per unit	-	-	0.01	(0.01)
Net income, basic and diluted, per unit	$0.04	$0.12	$0.04	$0.14

2014	March 31,	June 30,	September 30,	December 31,
Revenues	$12,399,967	$10,467,428	$11,043,537	$11,731,863
Income from continuing operations	5,987,080	3,627,571	3,297,958	2,063,806
Income (loss) from discontinued operations	59,646	30,512	6,722	(44,107)
Net income - America First Multifamily Investors, L.P.	$6,046,829	$3,658,457	$3,307,829	$2,020,746

Income from continuing operations, per unit	$0.10	$0.05	$0.06	$0.04
Income from discontinued operations, per unit	-	-	-	-
Net income, basic and diluted, per unit	$0.10	$0.05	$0.06	$0.04

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer (“CEO”) of the Company and Chief Financial Officer (“CFO”) of The Burlington Capital Group LLC (in its capacity as the general partner of the general partner of the Partnership) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  The CEO and CFO have determined that there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Company’s management (including officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO of The Burlington Capital Group LLC of the effectiveness of the Company’s internal control over financial reporting.  The Company’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included below in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
America First Multifamily Investors, L.P.
Omaha, Nebraska

We have audited the internal control over financial reporting of America First Multifamily Investors, L.P. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 3, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding management’s estimates for investments without readily determinable fair values.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 3, 2016

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership is managed by its general partner, AFCA 2 which in turn is managed by its general partner, Burlington.  Accordingly, the executive officers and Board of Managers of Burlington act as the executive officers and directors of the Partnership. In addition, Chad L. Daffer holds the position of Chief Executive Officer of the Partnership.  Mr. Daffer is the only executive officer of the Partnership, but is employed by Burlington.

The Partnership’s General Partner is not elected by the Unitholders and is not subject to re-election on an annual or other continuing basis in the future.  In addition, our Unitholders are not entitled to elect the managers or executive officers of Burlington, or take part in the management or control of the business of the Partnership.

The Board of Managers of Burlington has eleven members.  The NASDAQ listing rules do not require a listed limited partnership, such as the Partnership, to have a majority of independent directors on the Board of Managers of the general partner of our General Partner or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NASDAQ listing rules and SEC rules.  In this regard, a majority of the members of Burlington’s Board of Managers and all the members of the Burlington Audit Committee have been determined to be independent under the applicable SEC and NASDAQ independence requirements.

The following table sets forth certain information regarding the current executive officers and managers of Burlington, and the sole executive officer of the Partnership, each of whom serves for a term of one year. All positions are held with Burlington unless otherwise noted.

Name	Position Held with Burlington	Position Held Since
Michael B. Yanney	Chairman Emeritus of the Board and Manager	2008/1984
Lisa Y. Roskens	Chairman of the Board and Manager	2008/1999
Chad Daffer	Chief Executive Officer of the Partnership	2015
Craig S. Allen	Chief Financial Officer	2015
Mariann Byerwalter	Manager (2)	1997
Dr. William S. Carter	Manager (2)	2003
Walter K. Griffith	Manager (2)	2015
Patrick J. Jung	Manager (1) (2)	2003
Michael O. Johanns	Manager (2)	2015
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager (1) (2)	1994
Dr. Gail Walling Yanney	Manager	1996
Clayton K. Yeutter	Manager (1) (2)	2001

(1) Member of the Burlington Audit Committee.  The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K.

(2) Determined to be independent under both Section 10A of the Exchange Act and the NASDAQ Marketplace Rules.

Following is the biographical information for each of the managers and executive officers of Burlington disclosed above, and information for the Chief Executive Officer of the Partnership:

Michael B. Yanney, 82, Chairman Emeritus, served as Chairman of the Board of Managers of Burlington and its predecessors from 1984 through 2008. From 1977 until 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as the chairman of the board of directors of America First Apartment Investors, Inc. and is a member of the boards of directors of Level 3 Communications, Inc. and Magnum Resources, Inc. Mr. Yanney is the husband of Dr. Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 49, is Chief Executive Officer and President of Burlington, as well as being Chairman of the Board of Managers. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by

Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Chad L Daffer, 51, is the Chief Executive Officer of the Partnership. Mr. Daffer has been employed by Burlington Capital Group LLC since 2005 where he served as the Partnership’s Fund Manager.   Prior to joining Burlington, Mr. Daffer served as an Investment Banker from 1996 to 2004 with Kirkpatrick Pettis and from 1992 to 1996 he was employed in Fixed Income Institutional Sales with Paine Webber.  Mr. Daffer has a Bachelor of Science in Accounting from the University of Nebraska.

Craig Allen, 57, is Chief Financial Officer of Burlington, and in that capacity also serves as the Chief Financial Officer of the Company.  Mr. Allen was appointed by the Board of Managers of  Burlington Capital Group LLC as Chief Financial Officer on January 8, 2015.  Mr. Allen brings 20 years of experience working with public and privately traded companies with over 17 years in the financial services industry.  From December 2010 to November 2014, he was previously Senior Vice President and Chief Financial Officer at ECMC Holdings, Oakdale, Minnesota, an $80 million privately held financial services company.   Prior to that, from January 2001 to December 2010, Mr. Allen was Chief Financial Officer with XO Group, Inc. (NYSE: XOXO), a publicly traded global multi-media and technology company.  Mr. Allen has a Bachelor of Science degree in Accounting from Northern Illinois University, DeKalb, Illinois.  He also holds designations as a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Certified Management Accountant (CMA) and International Financial Report Standards Certificate (IFRS).

Mariann Byerwalter, 55, is Chairman of JDN Corporate Advisory LLC and the Interim President and CEO of Stanford Health Care. She is also Chairman of the Board of Directors of SRI International. Prior to this, Ms. Byerwalter served as Chairman of the Board of Directors of Stanford Hospital and Clinics from 2006 - 2013. She currently serves as a Director on the following Boards: Pacific Life Insurance Company, Franklin  Resources, Inc., WageWorks,  Inc., Redwood Trust, Inc., the Burlington  Capital Group, the Stanford Hospital and Clinics, and the Lucile Packard  Children's Hospital. Ms. Byerwalter is a Trustee Emerita of the Stanford University Board of Trustees, having served three terms as a Trustee between  1992 and 2012. Ms. Byerwalter was Chief Financial Officer and Vice President for Business Affairs of Stanford University (1996 - 2000), and Special Assistant to the President through 2001. Prior to this she was an entrepreneur. She was a partner and co-founder of America First Financial Corporation, which raised funds to purchase and turn-around failed savings and loans from the government. Before this she was Vice President for Strategic Planning and Corporate Development at BankAmerica Corporation, managing acquisitions and divestitures for BankAmerica. Ms. Byerwalter earned her Master’s Degree in Business Administration from Harvard Business School and her Bachelor’s Degree in Economics and Political Science/Public Policy from Stanford University.

Dr. William S. Carter, 89, is retired from medical practice. He is a graduate of Butler University and Kansas University School of Medicine. He was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska and was Managing Partner for the Midwest ENT Group until his retirement in 1993.

Walter K. Griffith, 66, has been an affordable housing consultant since retiring from Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2015.  From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support.  During the period that he was vice president, affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff.  From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003.  Mr. Griffith currently serves on the Board of Directors of Enterprise Community Investors, Inc. and serves as a non-executive chair of the Board of Transitional Housing Corporation, a Washington DC-based non-profit that provides housing and supportive services to homeless and at-risk families.

Patrick J. Jung, CPA, 68, currently serves as the Chief Operating Officer of Surdell & Partners, LLC, an advertising company in Omaha, Nebraska. Prior to his position with Surdell & Partners LLC, Mr. Jung was a practicing certified public accountant with KPMG LLC for thirty years. During that period he served as a Partner for twenty years and as the Managing Partner of the Nebraska business unit for the last six years. Mr. Jung is also a member of the board of directors of Werner Enterprises, Inc., and serves on its audit and compensation committees. Werner, headquartered in Omaha, Nebraska, is a publicly traded transportation and logistics company engaged primarily in hauling truckload shipments of general commodities. Mr. Jung is a director and officer at the Omaha Zoological Society.

George H. Krauss, 74, was a consultant to Burlington from 1996 until 2010. From 2010 until present Mr. Krauss has been a Managing Director of Burlington. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP, serving as such firm’s managing partner from 1983 to 1993, and, from 1997 to 2006, was Of Counsel to such firm.  Mr. Krauss currently serves as the Chairman of the board of directors of MFA Mortgage Investments, Inc and serves on the board of directors of Core Bank and its predecessor Omaha State Bank. Mr. Krauss previously served on the board of directors of Gateway, Inc., from 1991 to October 2007, West Corporation, from January 2001 to October 2006, America First Apartment Investors, Inc., from January 2003 to September 2007, and infoGROUP, Inc., from December 2007 to July 2010.  Mr. Krauss received a Juris Doctorate degree and a Masters of Business Administration degree from the University of Nebraska.

Michael O. Johanns, 65 was elected to the U.S. Senate in 2008. Senator Johanns served in the 111th through 113th Congresses as a member of the following committees: Appropriations, Agriculture, Banking, Commerce, Environment & Public Works, Indian Affairs and Veterans’ Affairs (varied by Congress). As the 28th Secretary of the U.S. Department of Agriculture, Senator Johanns directed 18 agencies employing 90,000 staff worldwide and managed a $93 billion budget. Senator Johanns served as Governor of Nebraska from 1999 to 2005. Senator Johanns’ public service began on the Lancaster County Board in Nebraska from 1983 to 1987, followed by the Lincoln City Council from 1989 to 1991. He was elected Mayor of Lincoln in 1991and reelected without opposition in 1995. He is a graduate of St. Mary’s University of Minnesota and holds a law degree from Creighton University in Omaha. He clerked for the Nebraska Supreme Court before practicing law in O’Neill and Lincoln, Nebraska.

Dr. Martin A. Massengale, 82, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1994, he served as President from 1991 to 1994, as Interim President from 1989 to 1991, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991, and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the Board of Directors of the Nebraska Historical Society Foundation, the Board of Trustees for the University of Nebraska Foundation, and the Board of Trustees of the Bryan Medical Center, including membership on its Audit and Compliance Committee.

Dr. Gail Walling Yanney, 79, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 85, is a retired Senior Advisor for International Trade, Hogan & Lovells, LLP, a Washington D. C. law firm. From 1978 to 1985 he was President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter also served as U.S. Trade Representative from 1985 to 1989, and as U.S. Secretary of Agriculture from 1989 to 1991. He has served in cabinet and sub-cabinet posts under four U.S. Presidents. He presently serves on the board of Neogen Corporation. He is a retiree from numerous corporate boards, including Caterpillar, ConAgra Foods, Texas Instruments, Weyerhaeuser, and Zurich Financial Services.  For several years he was chairman of the Oppenheimer Funds board.  Dr. Yeutter earned both his J.D. (law) and Ph.D. (agricultural economics) degrees from the University of Nebraska.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, managers and Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that one member of the board of managers, George Krauss, filed a Form 4 that was required to be filed during 2015, one day late. This was a single transaction.  The Partnership believes all other Section 16(a) filing requirements applicable to the executive officers, managers, and beneficial owners of BUCs were satisfied in a timely manner during the year ended December 31, 2015.

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

The Audit Committee held twelve meetings in 2015.  The Audit Committee assists the Board of Managers in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls.  The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm.  The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.  Our independent registered public accounting firm is given unrestricted access to the Audit Committee and Burlington’s management, as necessary.

Item 11. Executive Compensation.

Chad L. Daffer is the Partnership’s only executive officer, but is an employee of Burlington rather than the Partnership. In addition, services are provided to the Partnership by officers of Burlington.  Under the terms of its Amended and Restated LP Agreement, other than pursuant to awards under equity plans or other employee benefit plans sponsored by the Partnership or its affiliates, the Partnership is not allowed to provide any compensation to these executive officers or to reimburse AFCA 2 or Burlington for any compensation paid by Burlington to these officers.  No awards have been made under any such equity plans or other employee benefit plans as of the date of this report. As a result, we do not pay compensation of any nature to the persons who effectively act as our executive officers, including Mr. Daffer, our Chief Executive Officer and Mr. Allen, our Chief Financial Officer.  Accordingly, no tabular disclosures regarding executive compensation, compensation discussion and analysis, compensation committee report or information regarding compensation committee interlocks is being provided in this Form 10-K.

The Board of Managers of Burlington effectively acts as the Partnership’s board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Select Market in order for the Company and its BUCs to comply with these rules.  Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market.  These independent managers are, Mariann Byerwalter, William S. Carter, Walter K. Griffith, Patrick J. Jung, Michael O. Johanns, Martin A. Massengale, and Clayton Yeutter.  During 2015, the Partnership paid Burlington a total of $277,876 in order to reimburse it for a portion of the fees it pays to these seven independent managers as consideration for their services for Partnership matters.  We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

The following table sets forth the total compensation paid to the Managers of Burlington in fiscal 2015 for their services to the Partnership.

Manager Compensation

Name	Total Fees Earned or Paid in Cash ($)
Michael B. Yanney	-
Lisa Y. Roskens	-
Mariann Byerwalter	42,250
Dr. William S. Carter	45,500
Walter K. Griffith	26,813
Patrick J. Jung	48,750
Michael O. Johanns	26,813
George H. Krauss	-
Dr. Martin A. Massengale	45,500
Dr. Gail Walling Yanney	-
Clayton K. Yeutter	42,250

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b)  Chad L. Daffer is the only executive officer of the Partnership. The other persons constituting management of the Partnership are officers and managers of Burlington.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Daffer and each of the Managers and executive officers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of December 31, 2015, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote, or to direct the voting of, a BUC or the power to dispose, or to direct the disposition of, a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 60,252,928 issued and outstanding BUCs as of December 31, 2015.

Name	Number of BUCs Beneficially Owned		Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	493,159	(1)	*
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	464,992	(2)	*
Chad L. Daffer, Chief Executive Officer of the Partnership	70,246		*
Craig S. Allen, Chief Financial Officer of Burlington	1,400		*
Mariann Byerwalter, Manager of Burlington	-		-
Dr. William S. Carter, Manager of Burlington	-		-
Walter K. Griffith, Manager of Burlington	25,000		*
Patrick J. Jung, Manager of Burlington	22,000		*
Michael O. Johanns, Manager of Burlington	-		-
George H. Krauss, Manager of Burlington	259,303		*
Dr. Martin A. Massengale, Manager of Burlington	3,000		*
Dr. Gail Walling Yanney, Manager of Burlington	493,159	(3)	*
Clayton K. Yeutter, Manager of Burlington	18,000		*
All current executive officers and Managers of Burlington as a group (13 persons)	892,108		1%

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

(d)  For information regarding the compensation plan under which equity securities of the Partnership are currently authorized for issuance, see “Equity Compensation Plan Information” in Part II, Item 5, of this report on From 10-K, which is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The general partner of the Partnership is AFCA 2 and the sole general partner of AFCA 2 is Burlington.

Except as described in Note 15 to the Company’s Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is: (i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than five percent of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons. The disclosures set forth in Note 15 of the Company’s financial statements filed in response to Item 8 of this report are incorporated by reference herein.

For the identification of the members of Burlington’s Board of Managers who are independent under the applicable SEC and NASDAQ requirements, see the disclosures in “Item 10.  Directors, Executive Officers and Corporate Governance” of this  report on Form 10-K, which are incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company for 2015. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte & Touche LLP potentially affects their independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2015 and 2014, all services performed by Deloitte & Touche LLP, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$472,200	$444,700
Audit-Related Fees (2)	91,000	38,500
Tax Fees (3)	3,900	5,155
All Other Fees	-	-

(1) Audit Fees- Includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2015 and 2014.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.  Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Company as of December 31, 2015 and 2014.

Consolidated Statements of Operations of the Company for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income (Loss) of the Company for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Partners’ Capital of the Company for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2015, 2014 and 2013.

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

3.2  Certificate of Limited Partnership of America First Tax Exempt Investors, L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 12, 2013).

3.3  Amendment to the Certificate of Limited Partnership, effective November 12, 2013 (incorporated herein by reference to Exhibit 3.2 to Form 8-K (No. 000-24843), filed by the Partnership on November 12, 2013).

3.6  Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Registration Statement on Form S-11 (No. 2-99997) filed by America First Tax Exempt Mortgage Fund Limited Partnership on August 30, 1985).

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

10.10  Sale, Contribution and Assignment Agreement dated July 10, 2014 between America First Multifamily Investors, L.P. and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.11  Subordinate Bonds Custody Agreement dated July 10, 2014 by and among The Bank of New York Mellon Trust Company, N.A., the Federal Home Loan Mortgage Corporation, America First Multifamily Investors, L.P., and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.12  Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 1, 2014 between the Federal Home Loan Mortgage Corporation and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.13  Series Certificate Agreement dated July 1, 2014 between the Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.14  Limited Support Agreement dated July 1, 2014 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.15  Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.16  Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and the Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.17  Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.18  Sale and Assignment Agreement by and between the Registrant and ATAX TEBS I, LLC, dated September 1, 2010 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.19  Custody Agreement by and between ATAX TEBS I, LLC and The Bank of New York Mellon Trust, N.A., dated September 1, 2010 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.20  Bond Exchange, Reimbursement, Pledge and Security Agreement by and between ATAX TEBS I, LLC and Federal Home Loan Mortgage Corporation, dated September 1, 2010 (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.21 Series Certificate Agreement by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as Administrator, dated September 1, 2010 with respect to Freddie Mac Multifamily Variable Rate Certificates Series M024 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.22  The Limited Support Agreement between the Registrant and Federal Home Loan Mortgage Corporation, dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.23  Rate Cap Agreement between ATAX TEBS I, LLC and Barclays Bank, PLC, dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.24  Rate Cap Agreement between ATAX TEBS I, LLC and Bank of The New York Mellon dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.25  Rate Cap Agreement between ATAX TEBS I, LLC and Royal Bank of Canada, dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.26 Investment Placement Agreement, dated June 15, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on August 8, 2012).

10.27 Investment Placement Agreement, dated June 29, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on November 9, 2012).

10.28 Investment Placement Agreement, dated October 1, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.11 to Form 10-K (No. 000-24843), filed by the Partnership on March 8, 2013).

10.29  Developer and Construction Manager Agreement dated April 2, 2013 by and among America First Real Estate Group, LLC, America First Construction Services, LLC, and AF-18R-Lincoln, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on August 9, 2013).

10.30 Underwriting Agreement dated May 30, 2012, among Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 31, 2012).

10.31 Underwriting Agreement dated November 26, 2013 between Deutsche Bank Securities Inc., as representative of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 26, 2013).

10.32 Underwriting Agreement dated January 28, 2014 between Deutsche Bank Securities Inc., as representative of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on January 28, 2014).

16.1      Letter to Securities and Exchange Commission from Deloitte & Touche LLP dated November 24, 2015 (incorporated herein by reference to Exhibit 16.1 to Form 8-K (No. 000-24843) filed by the Partnership on November 24, 2015).

21  Listing of Subsidiaries

23.1  Consent of Deloitte & Touche LLP.

24.1  Powers of Attorney.

31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) the  Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (iii) the  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013, (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2014, 2013,and 2012, (v)the  Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013 and (vi) Notes to  Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
Date:	March 3, 2016
By	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer
America First Multifamily Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 3, 2016	By	/s/ Michael B. Yanney*
Michael B. Yanney,
Chairman Emeritus of the Board and
Manager of Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ Lisa Y. Roskens*
Lisa Y. Roskens
Chairman of the Board, President, Chief Executive Offer and
Manager of Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ Chad L. Daffer
Chad L. Daffer,
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	March 3, 2016	By	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer of The Burlington Capital Group LLC
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 3, 2016	By	/s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of The Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ William S. Carter*
William S. Carter,
Manager of The Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ Walter K. Griffith*
Walter K. Griffith,
Manager of The Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ Patrick J. Jung*
Patrick J. Jung,
Manager of The Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ Michael O. Johanns*
Michael O. Johanns,
Manager of The Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ George H. Krauss*
George H. Krauss,
Manager of The Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ Martin A. Massengale*
Martin A. Massengale,
Manager of The Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of The Burlington Capital Group LLC

Date:	March 3, 2016	By	/s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of The Burlington Capital Group LLC

*By	Craig S. Allen,
Attorney-in-Fact

By	/s/ Craig S. Allen
Craig S. Allen