Form 10-Q
period 2016-03-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2016-05-02
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	changes in short-term interest rates;
•	our ability to use borrowings to finance our assets;
•	current negative economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s Capital Fund Program (“HUD”); and
•	changes in government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of the America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Item 1A of Part II of this document.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$17,822,453	$17,035,782
Restricted cash	8,753,563	8,950,374
Interest receivable	6,014,520	5,220,859
Mortgage revenue bonds held in trust, at fair value (Note 4)	535,399,114	536,316,481
Mortgage revenue bonds, at fair value (Note 4)	60,977,254	47,366,656
Public housing capital fund trusts, at fair value (Note 5)	60,505,340	60,707,290
Mortgage-backed securities, at fair value (Note 6)	-	14,775,309
Real estate assets: (Note 7)
Land and improvements	17,983,300	17,887,505
Buildings and improvements	139,232,348	139,153,699
Real estate assets before accumulated depreciation	157,215,648	157,041,204
Accumulated depreciation	(17,670,045)	(16,023,814)
Net real estate assets	139,545,603	141,017,390
Investment in an unconsolidated entity (Note 8)	2,442,846	-
Other assets (Note 9)	42,992,145	35,720,342
Total Assets	$874,452,838	$867,110,483

Liabilities
Accounts payable, accrued expenses and other liabilities	$5,555,619	$5,667,948
Distribution payable	7,607,693	8,759,343
Unsecured lines of credit (Note 11)	27,984,639	17,497,000
Debt financing (Note 12)	430,307,422	451,496,716
Mortgages payable and other secured financing (Note 13)	69,053,487	69,247,574
Derivative swap, at fair value (Note 15)	2,227,074	1,317,075
Total Liabilities	542,735,934	553,985,656

Commitments and Contingencies (Note 17)

Redeemable Series A preferred units, $10.0 redemption value, 10.0 million authorized, 1.0 and 0.0 million issued and outstanding, respectively (Note 18)	9,980,965	-

Partnersʼ Capital
General Partner (Note 1)	527,043	399,077
Beneficial Unit Certificate holders	321,203,422	312,720,264
Total Partnersʼ Capital	321,730,465	313,119,341
Noncontrolling interest (Note 7)	5,474	5,486
Total Capital	321,735,939	313,124,827
Total Liabilities and Partnersʼ Capital	$874,452,838	$867,110,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenues:
Property revenues	$5,074,104	$4,302,301
Investment income	9,157,234	7,979,784
Contingent interest income	174,396	-
Other interest income	514,125	224,540
Gain on sale of securities	8,097	-
Total revenues	14,927,956	12,506,625
Expenses:
Real estate operating (exclusive of items shown below)	2,636,677	2,471,030
Depreciation and amortization	2,124,898	1,454,179
Amortization of deferred financing costs	532,187	338,599
Interest	4,770,135	3,936,176
General and administrative	2,332,371	1,807,481
Total expenses	12,396,268	10,007,465
Income from continuing operations	2,531,688	2,499,160
Income from discontinued operations	-	24,428
Net income	2,531,688	2,523,588
Net loss attributable to noncontrolling interest	(12)	(891)
Net income - America First Multifamily Investors, L.P.	$2,531,700	$2,524,479

Net income	2,531,688	2,523,588
Redeemable Series A preferred unit distribution and accretion	(1,684)	-
Net income available to Partners and noncontrolling interest	$2,530,004	$2,523,588

Net income (loss) available to Partners and noncontrolling interest allocated to:
General Partner	$67,155	$26,706
Limited Partners - Unitholders	2,462,861	2,643,939
Unallocated loss of Consolidated VIEs	-	(146,166)
Noncontrolling interest	(12)	(891)
	$2,530,004	$2,523,588
Unitholdersʼ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.04	$0.04
Income from discontinued operations	-	-
Net income, basic and diluted, per unit	$0.04	$0.04
Distributions declared, per unit	$0.125	$0.125
Weighted average number of units outstanding, basic and diluted	60,252,928	60,252,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Net income	$2,531,688	$2,523,588
Reversal of net unrealized gain on sale of securities	(236,439)	-
Unrealized gain (loss) on securities	12,337,427	(1,057,235)
Unrealized gain (loss) on bond purchase commitments	1,587,813	(576,225)
Comprehensive income	$16,220,489	$890,128

Comprehensive income (loss) allocated to:
General Partner	$204,060	$10,372
Limited Partners - Unitholders	16,016,441	1,026,813
Unallocated loss of Consolidated Property VIEs	-	(146,166)
Comprehensive income - America First Multifamily Investors, L.P.	16,220,501	891,019
Comprehensive loss allocated to noncontrolling interest	(12)	(891)
Comprehensive income	$16,220,489	$890,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015

(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$399,077	60,252,928	$312,720,264	$5,486	$313,124,827	$60,963,687
Reversal of net unrealized gain sale of securities	(2,364)		(234,075)		(236,439)	(236,439)
Distributions paid or accrued	(76,077)		(7,531,616)	-	(7,607,693)	-
Net income (loss) allocated to Partners and noncontrolling interests:
Redeemable Series A Preferred Unit distribution accrued and accretion	(17)		(1,667)	-	(1,684)	-
Net income (loss)	67,172		2,464,528	(12)	2,531,688	-
Unrealized gain on securities	123,374		12,214,053	-	12,337,427	12,337,427
Unrealized gain on bond purchase commitment	15,878		1,571,935	-	1,587,813	1,587,813
Balance at March 31, 2016	$527,043	60,252,928	$321,203,422	$5,474	$321,735,939	$74,652,488

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$578,238	60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418
Distributions paid or accrued	(76,077)		(7,531,616)	-	-	(7,607,693)	-
Net income (loss)	26,706		2,643,939	(146,166)	(891)	2,523,588	-
Unrealized loss on securities	(10,572)		(1,046,663)	-	-	(1,057,235)	(1,057,235)
Unrealized loss on bond purchase commitments	(5,762)		(570,463)	-	-	(576,225)	(576,225)
Balance at March 31, 2015	$512,533	60,252,928	$323,952,314	$(21,237,622)	$(16,886)	$303,210,339	$50,064,958

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended,
	2016	2015
Cash flows from operating activities:
Net income	$2,531,688	$2,523,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,124,898	1,693,299
Gain on sale of securities	(8,097)	-
Non-cash loss on derivatives	1,110,407	899,873
Bond premium/discount amortization	(33,573)	(36,933)
Amortization of deferred financing costs	532,187	338,599
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(793,661)	(1,684,804)
(Increase) Decrease in other assets	(354,030)	127,115
(Decrease) Increase in accounts payable and accrued expenses	(244,234)	311,641
Net cash provided by operating activities	4,865,585	4,172,378
Cash flows from investing activities:
Capital expenditures	(157,084)	(91,968)
Acquisition of mortgage revenue bonds	(11,500,000)	(58,945,000)
Proceeds from sale of mortgage revenue bond	9,295,000	-
Proceeds from the sale of MBS Securities	14,997,069	-
Contributions to an unconsolidated entity	(2,442,846)	-
Restricted cash - debt collateral paid	(750,000)	1,370,000
Restricted cash - debt collateral released	484,334	-
Restricted cash - M24, M31, and M33 TEBS financing facilities released	327,862	2,474,249
Principal payments received on mortgage revenue bonds	1,523,757	202,888
(Increase) decrease in restricted cash	134,615	(46,780)
Restructure and acquisition of interest rate derivative	-	10,500
Funding of notes receivable	(5,836,758)	(39,337)
Repayments of notes receivable	8,516	-
Net cash provided by (used in) investing activities	6,084,465	(55,065,448)
Cash flows from financing activities:
Distributions paid	(8,759,343)	(7,617,390)
Proceeds from the sale of redeemable Series A Preferred Units	10,000,000	-
Payment of offering costs related to the sale of redeemable Series A preferred units	(19,052)	-
Proceeds from debt financing	-	48,285,000
Principal payments on debt financing	(21,600,363)	(25,761,768)
Principal borrowing on other secured financing	-	1,425,261
Principal payments on mortgages payable	(234,752)	(262,383)
Principal borrowing on unsecured lines of credit	15,487,639	10,000,000
Principal payments on unsecured lines of credit	(5,000,000)	-
Decrease in security deposit liability	62,399	46,780
Debt financing and other deferred costs	(99,907)	(210,526)
Net cash (used in) provided by financing activities	(10,163,379)	25,904,974
Net increase (decrease) in cash and cash equivalents	786,671	(24,988,096)
Cash and cash equivalents at beginning of year, including cash and cash equivalents of discontinued operations of $0 and $35,772, respectively	17,035,782	49,193,343
Cash and cash equivalents at end of year, including cash and cash equivalents of discontinued operations of $0 and $25,023, respectively	$17,822,453	$24,205,247

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,646,802	$2,833,471
Supplemental disclosure of non cash investing and financing activities:
Distributions declared but not paid	$7,609,360	$7,607,693
Capital expenditures financed through accounts and notes payable	$17,360	$56,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

1. Basis of Presentation

General

America First Multifamily Investors, L.P. (the “Company” or “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership expects and believes the interest earned on these mortgage revenue bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which are financed by mortgage revenue bonds held by the Partnership.   The Partnership may, acquire real estate securing its mortgage revenue bonds or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in mortgage revenue bonds issued to finance these properties or to operate the MF Property until its “highest and best use” can be determined by management. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code (“LIHTCs”) or to a tax-exempt organization and to acquire mortgage revenue bonds on these properties to provide debt financing to the new owners.

The general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA2 is The Burlington Capital Group LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“Unitholders”). In March 2016, the Partnership issued, in a private placement, 1.0 million newly-designated non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) which are redeemable and represents limited partnership interests in the Partnership pursuant to a subscription agreement with a financial institution resulting in $10.0 million in aggregate proceeds to the Partnership (Note 18).

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. The “wholly-owned subsidiaries” include the MF Properties owned by a limited partnership in which one of the wholly-owned subsidiaries (a “Holding Company”) holds a 99% limited partner interest. All intercompany transactions are eliminated.  On March 31, 2016, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created in 2010 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with Freddie Mac (Note 12).

•

ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS Financing, (“M31 TEBS Financing”) with Freddie Mac (Note 12).

•

ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created in 2015 to hold mortgage revenue bonds in order to facilitate the third TEBS Financing (“M33 TEBS Financing”), with Freddie Mac (see Note 12).

•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership committed to loan money or provide equity for the development of multifamily properties (see Notes 8 and 9).
•	Eight MF Properties which are either wholly or majority owned by the Partnership or subsidiaries of the Partnership (see Note 7).

For the three months ended March 31, 2015, two properties, Bent Tree and Fairmont Oaks, in which the Partnership did not hold an ownership interest but which owned multifamily properties financed with mortgage revenue bonds owned by the Partnership were variable interest entities (“VIEs”) and were sold in the fourth quarter of 2015.  The Partnership had been determined to be the primary beneficiary of these VIEs, the “Consolidated VIEs”. The Partnership determined the sales qualified to be presented as discontinued operations. As such, the results of operations for the three months ended March 31, 2015 are presented as discontinued operations and all other significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation (Notes 3, 7, and 10).

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

The unallocated deficit of the Consolidated VIEs was comprised of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the Consolidated VIEs and the Consolidated VIEs’ net losses subsequent to that date are not allocated to the General Partner and Unitholders as such activity is not contemplated by, or addressed in, the First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as amended (the “Amended and Restated LP Agreement”).

During the three months ended March 31, 2016, the Partnership invested and committed to invest, through its wholly owned subsidiary, ATAX Vantage Holdings, LLC, in Vantage Corpus Christi Holdings, LLC (“Vantage”), holding a limited membership interest in the entity. The investment will be used to assist with the construction of a multifamily property. The Partnership does not have a controlling interest in Vantage and therefore, accounts for its limited partnership interest under the equity method of accounting.  The Partnership earns a return on its investment accruing immediately on its contributed capital which is guaranteed by an unrelated third party.  Due to the guarantee, cash flows are expected to be sufficient to make the payments, therefore, the Partnership will record the return in the Partnership’s Condensed Consolidated Statements of Operations (Note 8).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These condensed consolidated financial statements and notes have been prepared consistently with the 2015 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position on March 31, 2016, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.

In the first quarter of 2016, the Partnership began  to classify its amortization of deferred financing costs as a separate line within the Partnership’s Condensed Consolidated Statements of Operations. Previously this amount had been classified within depreciation and amortization. Accordingly, for the three months ended March 31, 2015, the Partnership has reclassified the amortization of deferred financing costs and has included them in conformity with the three months ended March 31, 2016.  This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

2. Partnership Income, Expenses and Cash Distributions

The Amended and Restated LP Agreement of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of BUCs held by each Unitholder as of such date. For purposes of the Amended and Restated LP Agreement, cash distributions, if any, received by the Partnership from its investment in MF Properties (Note 7) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Residual Proceeds.

Series A Preferred Units were created pursuant to the First Amendment to the Amended and Restated LP Agreement (the “First Amendment”), which became effective on March 30, 2016 and is filed as Exhibit 3.1 to Form 8-K filed on March 31, 2016 and incorporated by reference.  Holders of the Series A Preferred Units will be entitled to receive, when, as, and if declared by the General Partner out of funds legally available for the payment of distributions, non-cumulative cash distributions at the rate of 3.00% per annum of the $10.00 per unit purchase price of the Series A Preferred Units, payable quarterly.  With respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs, the Series A Preferred Units will rank senior to the Partnership’s BUCs and to any other class or series of Partnership interests or securities expressly designated as ranking junior to the Series A Preferred Units, and junior to any other class or series of Partnership interests or securities expressly designated as ranking senior to the Series A Preferred Units.

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

3. Variable Interest Entities

The Partnership reviewed and re-evaluated each entity in which it holds a variable interest to identify if any of the variable interests have become reportable VIEs or Consolidated VIEs pursuant to new guidance issued in 2015 that had an effective date of January 1, 2016. The Partnership re-evaluated its investments related to mortgage revenue bonds, property loans, and investment in an unconsolidated entity.

The Partnership invests in mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties throughout the United States.  The Partnership owns 100% of these mortgage revenue bonds and each bond is secured by a first mortgage on the property.  In certain cases, the Partnership has also made property loans to the property owners which may be secured by second mortgages on these properties.  Although Residential Properties financed with mortgage revenue bonds held by the Partnership are owned by separate entities in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities, and results of operations of these entities on a consolidated basis under GAAP.  In addition, the Partnership evaluated its investment in an unconsolidated entity and concluded the limited membership interest created a variable interest.  Once the Partnership concluded these entities were VIEs, it needed to evaluate whether the VIE should be consolidated.

For the Partnership to consolidate a VIE, it must be considered the primary beneficiary of the VIE. In determining the primary beneficiary of a VIE, the Partnership considers the activities of the VIE which most significantly impact their economic performance and who has the power to control such activities.  The Partnership also considers the related party relationship of the entities involved in the VIEs.  At March 31, 2016 and December 31, 2015, with the exception of the PHCs (Note 5) MBS Securities (Note 6) and TEBS and TOB Trusts, the Partnership determined it is not the primary beneficiary of any of the VIEs and therefore the Partnership has no consolidated VIEs.

In the first quarter of 2016, the Partnership made an equity investment in Vantage. The Partnership has determined its limited membership interest in Vantage is a variable interest, but it is not the primary beneficiary of the entity, therefore, Vantage is a VIE at March 31, 2016.

The Partnership concluded it was the primary beneficiary of two properties, Bent Tree and Fairmont Oaks, and therefore, reported these two properties as Consolidated VIEs for the three months ended March 31, 2015.  In the fourth quarter of 2015 the Partnership’s Consolidated VIEs, Bent Tree and Fairmont Oaks, were sold. As a result, these entities met the criteria for discontinued operations presentation in the Partnership’s condensed consolidated financial statements for the three months ended March 31, 2015.  The Partnership eliminated the Consolidated VIE segment in the fourth quarter of 2015 (see Notes 7, 10, and 21).

With the exception of Vantage, the PHCs (Note 5), MBS Securities (Note 6) and TEBS and TOB Trusts, the following table presents information regarding the Partnership’s variable interests in VIEs held by the Partnership on March 31, 2016 and December 31, 2015 that the Partnership did not consolidate:

	March 31, 2016
	Balance Sheet Classification		Maximum Exposure to Loss
	Mortgage Revenue Bond	Property Loan	Mortgage Revenue Bond	Property Loan
Ashley Square Apartments	$5,600,695	$1,482,000	$5,084,000	$5,078,342
Bridle Ridge	8,552,233	-	7,565,000	-
Bruton Apartments	20,454,301	-	18,145,000	-
Columbia Gardens	14,915,592	-	15,222,003	-
Glenview Apartments	6,829,007	-	6,723,000	-
Harden Ranch	7,725,305	-	6,960,000	-
Montclair Apartments	3,582,096	-	3,458,000	-
Santa Fe Apartments	4,933,037	-	4,736,000	-
Seasons at Simi Valley	6,803,653	-	6,320,000	-
Sycamore Walk	5,493,352	-	5,447,000	-
Tyler Park Apartments	6,636,002	-	6,065,947	-
Vantage at Braunfels, LLC	-	6,578,789	-	6,578,789
Vantage at Brooks, LLC	-	7,406,905	-	7,406,905
Westside Village Market	4,220,252	-	3,964,084	-
Willow Run	14,916,596	-	15,221,965	-
Woodlyn Village	4,917,283	-	4,351,000
	$115,579,404	$15,467,694	$109,262,999	$19,064,036

	December 31, 2015
	Balance Sheet Classification		Maximum Exposure to Loss
	Mortgage Revenue Bond	Property Loan	Mortgage Revenue Bond	Property Loan
Ashley Square Apartments	$5,607,163	$1,482,000	$5,099,000	$7,942,472
Bruton Apartments	20,046,839	-	18,145,000	-
Columbia Gardens	15,224,597	-	15,224,597	-
Cross Creek	9,034,294	3,624,614	6,101,605	3,624,614
Glenview Apartments	6,926,243	-	6,723,000	-
Harden Ranch	7,628,981	-	6,960,000	-
Montclair Apartments	3,569,573	-	3,458,000	-
Santa Fe Apartments	4,884,102	-	4,736,000	-
Seasons at Simi Valley	6,724,110	-	6,320,000	-
Sycamore Walk	5,447,000	-	5,447,000	-
Tyler Park Apartments	6,562,209	-	6,075,000	-
Vantage at Braunfels, LLC	-	4,364,787	-	4,364,787
Vantage at Brooks, LLC	-	3,533,104	-	3,533,104
Westside Village Market	4,172,340	-	3,970,000	-
Willow Run	15,224,591	-	15,224,591	-
Totals	$111,052,042	$13,004,505	$103,483,793	$19,464,977

The mortgage revenue bonds are classified on the Condensed Consolidated Balance Sheet as available-for-sale investments and are carried at fair value while property loans are presented on the balance sheet as other assets and are carried at the unpaid principal less any loan loss allowances.  See Note 4 for additional information regarding the mortgage revenue bonds and Note 9 for additional information regarding the property loans.  The maximum exposure to loss for the mortgage revenue bonds is equal to the unpaid principal balance on March 31, 2016. The maximum exposure to loss on the property loans at March 31, 2016 and December 31, 2015 is equal to the unpaid principal balance plus accrued interest.  The difference between the mortgage revenue bond’s carrying value and the maximum exposure to loss is a function of the unrealized gains or losses on the mortgage revenue bonds.  The difference between the property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been previously recorded against the outstanding property loan balances.

4. Investments in Mortgage Revenue Bonds

Mortgage revenue bonds owned by the Partnership have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties.  Mortgage revenue bonds are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 12). The Partnership had the following investments in mortgage revenue bonds on March 31, 2016 and December 31, 2015:

	March 31, 2016
Description of Mortgage Revenue Bonds Held in Trust	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,546,822	$2,000,796	$-	$13,547,618
Ashley Square (1)	5,084,000	516,695	-	5,600,695
Avistar at Chase Hill - Series A (3)	9,913,418	1,125,098	-	11,038,516
Avistar at the Crest - Series A (3)	9,616,015	1,498,546	-	11,114,561
Avistar at the Oaks - Series A (3)	7,761,097	996,264	-	8,757,361
Avistar at the Parkway - Series A (4)	13,300,000	583,196	-	13,883,196
Avistar in 09 - Series A (3)	6,701,407	860,235	-	7,561,642
Avistar on the Boulevard - Series A (3)	16,381,921	2,201,078	-	18,582,999
Avistar on the Hills - Series A (3)	5,362,122	726,311	-	6,088,433
Bella Vista (1)	6,430,000	922,898	-	7,352,898
Bridle Ridge (1)	7,565,000	987,233	-	8,552,233
Brookstone (1)	7,467,724	1,569,277	-	9,037,001
Bruton Apartments (2)	18,145,000	2,309,301	-	20,454,301
Columbia Gardens (2)	15,222,003	-	(306,411)	14,915,592
Concord at Gulfgate - Series A (2)	17,060,000	1,375,668	-	18,435,668
Concord at Little York - Series A (2)	12,480,000	874,828	-	13,354,828
Concord at Williamcrest - Series A (2)	18,020,000	1,453,104	-	19,473,104
Copper Gate Apartments (3)	5,185,000	690,953	-	5,875,953
Cross Creek (1)	6,107,366	3,167,507	-	9,274,873
Decatur Angle (2)	23,000,000	2,080,032	-	25,080,032
Glenview Apartments - Series A (4)	4,670,000	114,116	-	4,784,116
Greens Property - Series A (3)	8,273,000	1,407,067	-	9,680,067
Harden Ranch - Series A (3)	6,960,000	765,305	-	7,725,305
Heritage Square - Series A (4)	11,185,000	1,390,428	-	12,575,428
Lake Forest (1)	8,736,000	1,298,086	-	10,034,086
Live 929 Apartments (2)	40,770,518	6,794,144	-	47,564,662
Montclair Apartments - Series A (4)	2,530,000	125,674	-	2,655,674
Pro Nova 2014-1 (2)	10,044,200	885,700	-	10,929,900
Ohio Properties - Series A (1)	14,287,000	3,197,018	-	17,484,018
Renaissance - Series A (4)	11,425,883	1,462,013	-	12,887,896
Runnymede (1)	10,350,000	1,851,305	-	12,201,305
Santa Fe Apartments - Series A (4)	3,065,000	199,878	-	3,264,878
Silver Moon - Series A (4)	7,971,455	1,432,372	-	9,403,827
Southpark (1)	11,819,121	4,338,026	-	16,157,147
The Palms at Premier Park Apartments (3)	19,958,648	2,902,945	-	22,861,593
Tyler Park Townhomes - Series A (3)	6,065,947	570,055	-	6,636,002
Vantage at Harlingen - Series B (4)	24,575,000	2,268,925	-	26,843,925
Vantage at Judson -Series B (4)	26,507,380	3,166,270	-	29,673,650
Westside Village Market - Series A (3)	3,964,084	256,168	-	4,220,252
Willow Run (2)	15,221,965	-	(305,369)	14,916,596
Woodlynn Village (1)	4,351,000	566,283	-	4,917,283
Mortgage revenue bonds held in trust	$475,080,096	$60,930,798	$(611,780)	$535,399,114

(1)	Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 12
(2)	Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 12
(3)	Mortgage revenue bonds owned by ATAX TEBS II, LLC, Note 12
(4)	Mortgage revenue bonds owned by ATAX TEBS III, LLC, Note 12

	March 31, 2016
Description of Mortgage Revenue Bonds	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill - Series B	$960,929	$98,609	$-	$1,059,538
Avistar at the Crest - Series B	755,798	99,068	-	854,866
Avistar at the Oaks - Series B	552,662	72,842	-	625,504
Avistar at the Parkway - Series B	125,000	494	-	125,494
Avistar in 09 - Series B	455,896	60,088	-	515,984
Avistar on the Boulevard - Series B	449,097	58,867	-	507,964
Companion at Thornhill Apartments	11,500,000	1,404,405	-	12,904,405
Concord at Gulfgate - Series B	2,125,000	124,242	-	2,249,242
Concord at Little York - Series B	960,000	3,364	-	963,364
Concord at Williamcrest - Series B	2,800,000	80,041	-	2,880,041
Crossing at 1415	7,925,000	345,376	-	8,270,376
Glenview Apartments - Series B	2,053,000	-	(8,109)	2,044,891
Greens Property - Series B	942,560	165,321	-	1,107,881
Heights at 515	6,945,000	298,292	-	7,243,292
Heritage Square - Series B	520,000	39,156	-	559,156
Montclair Apartments - Series B	928,000	-	(1,578)	926,422
Ohio Properties - Series B	3,559,200	614,470	-	4,173,670
Santa Fe Apartments - Series B	1,671,000	-	(2,841)	1,668,159
Seasons at Simi Valley	6,320,000	483,653	-	6,803,653
Sycamore Walk	5,447,000	46,352	-	5,493,352
Mortgage revenue bonds	$56,995,142	$3,994,640	$(12,528)	$60,977,254

	December 31, 2015
Description of Mortgage Revenue Bonds Held in Trust	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,565,657	$1,767,508	$-	$13,333,165
Ashley Square (1)	5,099,000	508,163	-	5,607,163
Avistar at Chase Hill - Series A (3)	9,935,552	1,133,024	-	11,068,576
Avistar at the Crest - Series A (3)	9,637,485	1,301,224	-	10,938,709
Avistar at the Oaks - Series A (3)	7,777,936	840,159	-	8,618,095
Avistar at the Parkway - Series A (4)	13,300,000	330,251	-	13,630,251
Avistar in 09 - Series A (3)	6,715,948	725,445	-	7,441,393
Avistar on the Boulevard - Series A (3)	16,418,497	1,872,323	-	18,290,820
Avistar on the Hills - Series A (3)	5,373,756	693,096	-	6,066,852
Bella Vista (1)	6,430,000	766,135	-	7,196,135
Bridle Ridge (1)	7,595,000	817,222	-	8,412,222
Brookstone (1)	7,468,668	1,436,203	-	8,904,871
Bruton Apartments (2)	18,145,000	1,901,839	-	20,046,839
Columbia Gardens (2)	15,224,597	-	-	15,224,597
Concord at Gulfgate - Series A (2)	17,060,000	852,612	-	17,912,612
Concord at Little York - Series A (2)	12,480,000	688,441	-	13,168,441
Concord at Williamcrest - Series A (2)	18,020,000	1,182,543	-	19,202,543
Copper Gate Apartments (3)	5,185,000	616,341	-	5,801,341
Cross Creek (1)	6,101,605	2,932,689	-	9,034,294
Decatur Angle (2)	23,000,000	1,582,083	-	24,582,083
Glenview Apartments - Series A (4)	4,670,000	210,572	-	4,880,572
Greens Property - Series A (3)	8,294,000	1,138,270	-	9,432,270
Harden Ranch - Series A (3)	6,960,000	668,981	-	7,628,981
Heritage Square - Series A (4)	11,185,000	273,488	-	11,458,488
Lake Forest (1)	8,766,000	1,177,745	-	9,943,745
Live 929 Apartments (2)	40,801,557	5,829,855	-	46,631,412
Montclair Apartments - Series A (4)	2,530,000	114,079	-	2,644,079
Pro Nova 2014-1 and 2014-2 (2)	19,379,489	1,182,900	-	20,562,389
Ohio Properties - Series A (1)	14,311,000	2,690,867	-	17,001,867
Renaissance - Series A (4)	11,450,959	1,233,077	-	12,684,036
Runnymede (1)	10,350,000	1,600,938	-	11,950,938
Santa Fe Apartments - Series A (4)	3,065,000	154,067	-	3,219,067
Silver Moon - Series A (4)	7,983,811	1,246,349	-	9,230,160
Southpark (1)	11,799,874	3,990,882	-	15,790,756
The Palms at Premier Park Apartments (3)	20,001,272	2,505,091	-	22,506,363
Tyler Park Townhomes - Series A (3)	6,075,000	487,209	-	6,562,209
Vantage at Harlingen - Series B (4)	24,575,000	1,765,139	-	26,340,139
Vantage at Judson -Series B (4)	26,540,000	2,613,606	-	29,153,606
Westside Village Market - Series A (3)	3,970,000	202,340	-	4,172,340
Willow Run (2)	15,224,591	-	-	15,224,591
Woodlynn Village (1)	4,351,000	466,471	-	4,817,471
Mortgage revenue bonds held in trust	$484,817,254	$51,499,227	$-	$536,316,481

(1)	Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 12
(2)	Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 12
(3)	Mortgage revenue bonds owned by ATAX TEBS II, LLC, Note 12
(4)	Mortgage revenue bonds owned by ATAX TEBS III, LLC, Note 12

	December 31, 2015
Description of Mortgage Revenue Bonds	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill - Series B	$961,981	$109,878	$-	$1,071,859
Avistar at the Crest - Series B	756,626	86,428	-	843,054
Avistar at the Oaks - Series B	553,244	63,533	-	616,777
Avistar at the Parkway - Series B	125,000	-	(979)	124,021
Avistar in 09 - Series B	456,376	52,409	-	508,785
Avistar on the Boulevard - Series B	449,589	51,356	-	500,945
Concord at Gulfgate - Series B	2,125,000	76,802	-	2,201,802
Concord at Little York - Series B	960,000	-	(6,711)	953,289
Concord at Williamcrest - Series B	2,800,000	-	(19,573)	2,780,427
Crossing at 1415	7,925,000	214,091	-	8,139,091
Glenview Apartments - Series B	2,053,000	-	(7,329)	2,045,671
Greens Property - Series B	943,214	142,442	-	1,085,656
Heights at 515	6,945,000	185,268	-	7,130,268
Heritage Square - Series B	520,000	6,185	-	526,185
Montclair Apartments - Series B	928,000	-	(2,506)	925,494
Ohio Properties - Series B	3,562,190	514,997	-	4,077,187
Santa Fe Apartments - Series B	1,671,000	-	(5,965)	1,665,035
Seasons at Simi Valley	6,320,000	404,110	-	6,724,110
Sycamore Walk	5,447,000	-	-	5,447,000
Mortgage revenue bonds	$45,502,220	$1,907,499	$(43,063)	$47,366,656

In March 2016, the Partnership sold the Pro Nova 2014-2 bond for approximately $9.5 million, which approximated the mortgage revenue bond’s carrying value plus accrued interest. The Partnership used approximately $8.4 million of the proceeds from the sale to pay in full and collapse the TOB Trust, which securitized this mortgage revenue bond (Note 12).

The following table includes the details of the mortgage revenue bond acquisitions during the first quarter of 2016:

Property Name	Month Acquired	Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at March 31, 2016
Companion at Thornhill Apartments	January	Lexington, SC	180	1/1/2052	5.80%	11,500,000

The following table provides the details of the mortgage revenue bond acquisitions during the first quarter of 2015:

Property Name	Month Acquired	Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at March 31, 2015
Suites on Paseo Series B	March	San Diego, CA	394	12/1/2033	9.00%	5,500,000
Concord at Gulfgate - Series A	January	Houston, TX	288	2/1/2032	6.00%	17,060,000
Concord at Gulfgate - Series B	January	Houston, TX	288	3/1/2032	12.00%	2,125,000
Concord at Little York - Series A	January	Houston, TX	276	2/1/2032	6.00%	12,480,000
Concord at Little York - Series B	January	Houston, TX	276	3/1/2032	12.00%	960,000
Concord at Williamcrest - Series A	January	Houston, TX	288	2/1/2032	6.00%	18,020,000
Concord at Williamcrest - Series B	January	Houston, TX	288	3/1/2032	12.00%	2,800,000

The properties securing the Partnership’s mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations (geographic risk) in California and Texas.  On March 31, 2016 and December 31, 2015, the geographic concentration in California, as a percentage of the total mortgage revenue bond principal outstanding, was approximately 8%.  On March 31, 2016 and December 31, 2015, the geographic concentration in Texas, as a percentage of total mortgage revenue bond principal outstanding, was approximately 51%.

Valuation - As all of the Partnership’s investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  On March 31, 2016, the weighted average base rate of the mortgage revenue bonds reported in the condensed consolidated financial statements was approximately 6.4% per annum. Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Partnership would actually receive if the mortgage revenue bonds were sold.  There is no active trading market for the mortgage revenue bonds and price quotes for them are not typically available.

On March 31, 2016, management valued all of the Partnership’s mortgage revenue bonds using discounted cash flow and yield to maturity analyses and which encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields of the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond.  At March 31, 2016, the range of effective yields on the individual mortgage revenue bonds was 4.0% to 12.0% per annum.  At December 31, 2015, the range of effective yields on the individual mortgage revenue bonds was 4.2% to 12.1% per annum.

The Partnership calculated the sensitivity of the key assumption used in calculating the fair values of these mortgage revenue bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual mortgage revenue bonds would increase to a range of 4.4% to 13.1% per annum and would result in additional unrealized losses on the mortgage revenue bond portfolio of approximately $35.3 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties.

5. Public Housing Capital (“PHC”) Fund Trust Certificates

The Partnership owns 100% of the Residual Participation Receipts (“LIFERs”) in three tender option bond trusts (“PHC TOB Trusts”).  At March 31, 2016, the PHC TOB Trusts own approximately $57.8 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts (“PHC Trusts”) sponsored by Deutsche Bank (“DB”).  The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership determined that the three PHC TOB Trusts are VIEs and that the Partnership was the primary beneficiary of each of the three PHC TOB Trusts.  As a result, the Partnership reports the PHC TOB Trusts on a consolidated basis and the senior floating-rate participation interests (“SPEARS”) as debt financing.  In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The indenture for the PHC TOB Trusts stipulates that the Partnership has the sole right to cause the PHC TOB Trusts to sell the PHC Certificates.  If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

The Partnership had the following investments in the PHC Certificates on March 31, 2016 and December 31, 2015:

	March 31, 2016
Description of PHC Certificates	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	$26,181,896	$1,802,550	$-	$27,984,446
PHC Certificate Trust II	11,093,435	556,822	-	11,650,257
PHC Certificate Trust III	20,523,164	347,473	-	20,870,637
	$57,798,495	$2,706,845	$-	$60,505,340

	December 31, 2015
Description of PHC Certificates	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	$27,274,451	$1,482,376	$-	$28,756,827
PHC Certificate Trust II	11,081,987	365,443	-	11,447,430
PHC Certificate Trust III	20,513,351	-	(10,318)	20,503,033
	$58,869,789	$1,847,819	$(10,318)	$60,707,290

Valuation - As all of the Partnership’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the Condensed Consolidated Balance Sheet at their estimated fair values. On March 31, 2016, the weighted average base rate of the PHC Trust Certificates was approximately 5.2% per annum.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the PHC Certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the Partnership believes would be used by market participants.  Management’s fair value estimates encompass judgment. Management’s estimates are compared to external pricing services when available.

At March 31, 2016 the range of effective yields on the PHC Certificates were 3.7% to 5.4% per annum.  Additionally, the Partnership calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates.  Assuming a 10% adverse change in the key assumption, the effective yields on the PHC Certificates would increase to a range of 4.1% to 6.0% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $1.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the Partnership may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on March 31, 2016 and December 31, 2015:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding March 31, 2016
Public Housing Capital Fund Trust Certificate I	9.06	AA-	5.33%	$24,923,137
Public Housing Capital Fund Trust Certificate II	8.42	A+	4.29%	11,465,660
Public Housing Capital Fund Trust Certificate III	9.56	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$57,287,229

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2015
Public Housing Capital Fund Trust Certificate I	9.25	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	8.67	A+	4.29%	11,465,660
Public Housing Capital Fund Trust Certificate III	9.81	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$58,344,872

6. Mortgage-Backed Securities (“MBS Securities”)

In January 2016, the Partnership sold its three remaining MBS Securities for approximating $15.0 million, which approximated the amortized cost, plus interest. The Partnership then collapsed the related three remaining MBS - TOB Trusts, with a carrying value of approximately $11.9 million, which were paid in full from the proceeds of these sales.  In addition, the $11.0 million derivative related to the MBS Securities was sold for its current value and resulted in no cash proceeds to the Partnership and no gain or loss was recognized. The sale of the Partnership’s remaining three MBS Securities eliminated the MBS Securities segment in the first quarter of 2016 (Notes 12, 15, and 21).

At December 31, 2015, the Partnership determined that the three MBS TOB Trusts were VIEs and that the Partnership was the primary beneficiary of each of the VIEs.  As a result, the MBS TOB Trusts were reported on a consolidated basis and the SPEARS as debt financing.  In determining the primary beneficiary of these specific VIEs, the Partnership considered who had the power to control the activities of the VIEs which most significantly impacted their financial performance, the risks that the entity was designed to create, and how each risk affected the VIE.  The indenture for the MBS TOB Trusts stipulates that the Partnership has the sole right to cause the MBS TOB Trusts to sell the MBS Securities.

The carrying value of the Partnership’s MBS Securities on March 31, 2016 was $0. The carrying value of the Partnership’s MBS Securities is as follows:

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

7. Real Estate Assets

Recent Transactions

In the first quarter of 2016, the Partnership executed three broker agreements to sell three of the MF Properties, Arboretum, Eagle Village, and Woodland Park.  Management has determined these potential sale transactions did not meet the criteria for discontinued operation presentation, and, are reported as part of the Partnership’s condensed consolidated financial statements for all periods presented.

In March 2016, The Partnership executed an agreement to sell a parcel of land in Florida, carried at a cost of approximately $3.0 million.

MF Properties

To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by MF Properties, the Partnership has acquired through its subsidiary a 99% limited partner position in one limited partnership, 100% member positions in six limited liability companies that own the MF Properties, and owns one of the MF Properties directly. The financial statements of these properties are consolidated with those of the Partnership.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Partnership’s consolidated financial statements as noncontrolling interests.

The Partnership had the following investments in MF Properties on March 31, 2016 and December 31, 2015:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at March 31, 2016
Arboretum	Omaha, NE	145	$1,755,148	$19,345,349	$21,100,497
Eagle Village	Evansville, IN	511	567,880	12,595,381	13,163,261
Northern View (f/k/a Meadowview)	Highland Heights, KY	270	688,539	8,069,104	8,757,643
Residences of DeCordova	Granbury, TX	110	1,160,455	8,070,159	9,230,614
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,741,905	7,684,134
Suites on Paseo	San Diego, CA	394	3,162,463	38,236,774	41,399,237
The 50/50 MF Property	Lincoln, NE	475	-	32,914,926	32,914,926
Woodland Park	Topeka, KS	236	1,265,160	14,258,750	15,523,910
					$149,774,222
Less accumulated depreciation					(17,670,045)
Balance at March 31, 2016					$132,104,177

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2015
Arboretum	Omaha, NE	145	$1,755,147	$19,317,284	$21,072,431
Eagle Village	Evansville, IN	511	567,880	12,594,935	13,162,815
Northern View (f/k/a Meadowview)	Highland Heights, KY	270	688,539	8,062,973	8,751,512
Residences of DeCordova	Granbury, TX	110	1,137,832	8,065,977	9,203,809
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,738,697	7,680,926
Suites on Paseo	San Diego, CA	394	3,162,463	38,216,364	41,378,827
The 50/50 MF Property	Lincoln, NE	475	-	32,910,424	32,910,424
Woodland Park	Topeka, KS	236	1,265,160	14,247,045	15,512,205
					$149,672,949
Less accumulated depreciation					(16,023,814)
Balance at December 31, 2015					$133,649,135

Consolidated VIE Properties

The owners of the Consolidated VIEs sold the two properties, Bent Tree and Fairmont Oaks, in the fourth quarter of 2015.  The Partnership classified the Consolidated VIEs as discontinued operations for the three months ended March 31, 2015 and has eliminated the Consolidated VIE segment as a reportable segment during the fourth quarter of 2015 (Notes 3, 10, and 21). No net income or loss from these properties accrued to the Unitholders or the General Partner.

Land Held for Investment and Development

On March 31, 2016, the Partnership reported approximately $7.4 million as land held for investment. In March 2016, The Partnership executed an agreement to sell a parcel of land in Florida. At March 31, 2016, the Partnership continues to assess the “highest and best use” of land held for investment and development.

8. Investment in an Unconsolidated Entity

In March 2016, ATAX Vantage Holdings, LLC, a subsidiary of the Partnership, closed on the first commitment, approximately $2.4 million, to provide equity totaling approximately $9.6 million to Vantage to build a new 288 unit multifamily residential property in Corpus Christi, Texas. The investment of approximately $2.4 million on March 31, 2016, which represents the Partnership’s maximum exposure to loss, is reported in Investment in an unconsolidated entity on the Partnership’s Condensed Consolidated Balance Sheets. The Partnership, through its wholly owned subsidiary, ATAX Vantage Holdings, LLC, is the only limited equity investor in this limited liability company. The Partnership does not control Vantage and the Partnership will account for its investment by the equity method of accounting. An affiliate of Vantage provided the guarantee for ATAX Vantage Holdings, LLC’s return on its investment. The return on the investment earned by the Partnership will be reported as investment income (Note 1).

9. Other Assets

The Partnership had the following Other Assets on March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Property loans receivable	$35,702,765	$29,874,523
Less: Loan loss allowance	(7,098,814)	(7,098,814)
Deferred financing costs - net	489,712	487,023
Fair value of derivative contracts	143,370	344,177
Taxable bonds at fair market value	4,938,104	4,824,060
Bond purchase commitments - fair value adjustment (Notes 4 & 17)	7,222,173	5,634,360
Other assets	1,594,835	1,655,013
Total other assets	$42,992,145	$35,720,342

In addition to the mortgage revenue bonds held by the Partnership, property loans have been made to the owners of certain properties which secure the mortgage revenue bonds and are reported as property loans receivable in Other assets, net of loan loss allowance.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates such property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the property loan values.  The Partnership utilizes a discounted cash flow model in estimating a property’s fair value.  Discounted cash flow models containing varying assumptions are considered.  The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property’s fair value.  If the estimated fair value of the property, after deducting the amortized cost basis of any senior mortgage revenue bond, exceeds the principal balance of the property loan then no potential loss is indicated and no loan loss allowance for property loans is recorded by the Partnership.  In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remain the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

See the Fair Value Measurement footnote (Note 16) for the detailed description of the fair value estimation process for all taxable mortgage bonds.

During the first quarter of 2016, the Partnership advanced net funds to Cross Creek, Foundation for Affordable Housing (“FAH”), Vantage at Brooks, LLC, and Vantage at Braunfels, LLC of approximately $6,000, $2,500, $3.7 million, and $2.1 million, respectively.  During the first quarter of 2015, the Partnership advanced additional funds to Cross Creek of approximately $57,500. In addition, the Partnership received approximately $18,000 of principal from FAH during the first quarter of 2015. During the three months ended March 31, 2016, the Partnership placed interest to be earned on the Ashley Square, Cross Creek, and the Lake Forest operating property loans receivable on nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  On December 31, 2015, the Partnership reported an interest allowance equal to the accrued interest on Ashley Square, Cross Creek, and the Lake Forest operating property loans.  In addition, the Partnership deferred less than 100% of the interest earned on the property loans on the Ohio Properties as, in management’s opinion, the remainder was considered to be collectible at December 31, 2015.

The following is a summary of the net taxable property loans due at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$43,563	$-	$-	$234,827
Ashley Square	5,078,342	-	(3,596,342)	-	1,482,000
Avistar (February 2013 portfolio)	274,496	61,162	-	-	335,658
Avistar (June 2013 portfolio)	251,622	56,065	-	-	307,687
Cross Creek	7,078,087	-	(3,447,472)	-	3,630,615
Foundation for Affordable Housing	1,418,075	-	-	-	1,418,075
Greens Property	850,000	373,440	-	-	1,223,440
Lake Forest	4,623,704	-	(55,000)	-	4,568,704
Ohio Properties	2,390,446	848,249	-	-	3,238,695
Vantage at Brooks LLC	7,199,424	207,481	-	-	7,406,905
Vantage at Braunfels LLC	6,347,305	231,484	-	-	6,578,789
	$35,702,765	$1,821,444	$(7,098,814)	$-	$30,425,395

	December 31, 2015
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$39,950	$-	$-	$231,214
Ashley Square	5,078,342	2,864,130	(3,596,342)	(2,864,130)	1,482,000
Avistar (February 2013 portfolio)	274,496	51,386	-	-	325,882
Avistar (June 2013 portfolio)	251,622	47,104	-	-	298,726
Cross Creek	7,072,087	2,352,851	(3,447,472)	(2,352,852)	3,624,614
Foundation for Affordable Housing	1,415,590	-	-	-	1,415,590
Greens Property	850,000	343,600	-	-	1,193,600
Lake Forest	4,623,704	3,080,446	(55,000)	(3,059,610)	4,589,540
Ohio Properties	2,390,448	1,235,017	-	(441,795)	3,183,670
Vantage at Brooks LLC	3,454,664	78,440	-	-	3,533,104
Vantage at Braunfels LLC	4,272,306	92,481	-	-	4,364,787
	$29,874,523	$10,185,405	$(7,098,814)	$(8,718,387)	$24,242,727

Based on the annual impairment analysis and the discounted cash flow analysis performed at December 31, 2015 and the related analysis of each property loan during the first quarter of 2016, a provision for loan loss was recorded during the three months ended March 31, 2016, in the amount of approximately $21,000 for interest accrued on the notes receivable on the Lake Forest property. In management’s opinion, this amount was considered to be uncollectible. There was no provision for loan loss recorded during the three months ended March 31, 2015.

10. Discontinued Operations

In April 2015, the Partnership entered into brokerage contracts to sell the Consolidated VIEs. As a result, these entities met the criteria for discontinued operations and have been classified as such in the Partnership’s condensed consolidated financial statements for all periods presented.  The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for the three months ended March 31, 2015. No net income or loss from these property operations or sale accrued to the Unitholders or the General Partner during the first three months of 2016.

The following presents the revenues, expenses and income from discontinued operations for the three months ended March 31, 2015:

2015
Rental revenues	$804,068
Expenses	779,640
Net income from discontinued operations	$24,428

11. Unsecured Lines of Credit

On March 31, 2016 and December 31, 2015, the Partnership reported unsecured outstanding lines of credit (“LOC”) which total approximately $28.0 million and $17.5, respectively. Included in this balance are two unsecured LOC extended to the Partnership.

In January and February 2016, the Partnership entered into a First and Second Amendment to the Credit Agreement which modified certain provisions of the May 2015 Credit Agreement.  The First Amendment revises the definitions and reporting requirements and the Second Amendment increases the principal commitments with respect to the unsecured line of credit by $2.5 million, to a total commitment of $40.0 million. During the three months ended March 31, 2016, the Partnership borrowed $11.5 million on this unsecured LOC to finance the purchase of the Companion at Thornhill Apartments mortgage revenue bond (Note 4).  On March 31, 2016 the Partnership had outstanding debt of approximately $24.0 million at a rate of approximately 3.4% on this unsecured LOC.

On December 31, 2015, the Partnership held two $5.0 million LOCs. The first revolving LOC carried a variable interest rate which was approximately 3.5% and was paid in full and retired upon maturity in March 2016.  The second revolving LOC also carries a variable interest rate which was approximately 3.7% on March 31, 2016 and matures in May 2017.  The Partnership is required to make prepayments of the principal to reduce the second revolving LOC to $0 for fifteen consecutive calendar days during each calendar quarter.  For the three months ended March 31, 2016, the Partnership fulfilled its prepayment obligation.  On March 31, 2016 the Partnership had outstanding debt of approximately $4.0 million on this LOC.  The Partnership has also fulfilled its second quarter 2016 prepayment obligation.

12. Debt Financing

On March 31, 2016 and December 31, 2015, the Partnership reported outstanding debt financing of approximately $430.3 million and approximately $451.5 million, respectively, through the use of various credit facilities.

Tender Option Bond Financings

TOB Trusts Securitization	Outstanding TOB Trust Financing at March 31, 2016	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Period End Rate
PHC Certificates (1)	$43,145,000	2012	June-16	Variable	Weekly	0.95%	1.62%	2.57%
Decatur Angle	22,848,215	2014	October-16	Fixed	N/A	N/A	N/A	4.26%
Live 929	37,911,261	2014	July-19	Fixed	N/A	N/A	N/A	4.39%
Bruton Apartments	17,247,389	2014	July-17	Fixed	N/A	N/A	N/A	4.51%
Pro Nova 2014-1	9,007,389	2014	July-17	Fixed	N/A	N/A	N/A	4.01%
Concord at Gulfgate	14,937,068	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Little York	11,232,068	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Williamcrest	15,607,068	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Columbia Gardens	11,684,439	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Willow Run	11,684,022	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Total TOB Trust Financing\Period End Rate	$195,303,919							3.42%

(1) Comprised of three TOB Trusts

TOB Trusts Securitization	Outstanding TOB Trust Financing at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Period End Rate
PHC Certificates (1)	$43,985,000	2012	June-16	Variable	Weekly	0.68%	1.62%	2.30%
MBS Securities - 1	2,585,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
MBS Securities - 2	4,090,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
MBS Securities - 3	5,270,000	2012	April-16	Variable	Weekly	0.16%	0.94%	1.10%
Decatur Angle	22,847,450	2014	October-16	Fixed	N/A	N/A	N/A	4.26%
Live 929	37,935,981	2014	July-19	Fixed	N/A	N/A	N/A	4.39%
Bruton Apartments	17,246,899	2014	July-17	Fixed	N/A	N/A	N/A	4.51%
Pro Nova 2014-1	9,006,899	2014	July-17	Fixed	N/A	N/A	N/A	4.01%
Pro Nova 2014-2	8,371,899	2014	July-17	Fixed	N/A	N/A	N/A	4.01%
Concord at Gulfgate	14,936,685	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Little York	11,231,685	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Concord at Williamcrest	15,606,685	2015	February-18	Fixed	N/A	N/A	N/A	2.76%
Columbia Gardens	11,699,209	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Willow Run	11,698,732	2015	December-17	Fixed	N/A	N/A	N/A	2.76%
Total TOB Trust Financing\Period End Rate	$216,512,124							3.26%

(1) Comprised of three TOB Trusts

The Partnership executed a Master Trust Agreement with Deutsche Bank (“DB”) which allows the Partnership to execute multiple TOB Trust structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS.

Due to certain restrictions imposed by the Volcker Rule, the Partnership and DB executed a Master Trust Agreement and related documents to create Term TOB Trusts (“Term TOB Trusts”).  The TOB Trustee issues SPEARS and LIFERS which represent beneficial interests in the securitized asset held by the TOB trustee. The Partnership purchases the LIFERS from each of these TOB Trusts which grants them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Partnership is required to maintain compliance. If the Partnership were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

The most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve-month interest expense. On March 31, 2016 the Partnership was in compliance with all of these covenants.

The Partnership owns the PHC Certificate LIFERS issued by the PHC TOB Trusts and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Partnership as the holder of LIFERS.  The Partnership is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities.  The PHC TOB Trusts issued SPEARS to unaffiliated investors.  The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB.  The LIFERS entitle the Partnership to all principal and interest payments received by the PHC TOB Trusts.

On March 31, 2016 and December 31, 2015, the Partnership posted approximately $2.2 million and $1.5 million of cash collateral in connection with the interest rate swaps (Note 15).

TEBS Financings

The following tables provide the detail related to the outstanding TEBS Financing, year acquired, stated maturity, and annual interest rates at March 31, 2016 and December 31, 2015.

	Outstanding TEBS Financing at March 31, 2016	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Period End Rate
M24 TEBS Financing	$60,787,787	2010	September-17	Variable	Weekly	0.46%	1.91%	2.37%
M31 TEBS Financing (1)	92,191,475	2014	July-19	Variable	Weekly	0.44%	1.42%	1.86%
M33 TEBS Financing (1)	82,024,241	2015	July-20	Variable	Weekly	0.44%	1.26%	1.70%
Total TEBS Financing\Period End Rate	$235,003,503							1.94%
(1) Facility fees are variable

	Outstanding TEBS Financing at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	SIFMA Based Rate	Facility Fees	Period End Rate
M24 TEBS Financing	$60,735,743	2010	September-17	Variable	Weekly	0.04%	1.91%	1.95%
M31 TEBS Financing (1)	92,280,069	2014	July-19	Variable	Weekly	0.02%	1.42%	1.44%
M33 TEBS Financing (1)	81,968,780	2015	July-20	Variable	Weekly	0.02%	1.26%	1.28%
Total TEBS Financing\Period End Rate	$234,984,592							1.51%
(1) Facility fees are variable

To mitigate its exposure to interest rate fluctuations on the variable rate M33, M31, and M24 TEBS financings, the 2015, 2014, and 2010 Sponsors also entered into interest rate cap agreements (see Note 15).

At March 31, 2016 and December 31, 2015, the Partnership reported approximately $4.9 million and $4.8 million, respectively, as restricted cash on the Partnership’s Condensed Consolidated Balance Sheets related to the M33 TEBS Financing facility.

At March 31, 2016 and December 31, 2015, the Partnership reported approximately $146,000 and $163,000, respectively, as restricted cash on the Partnership’s Condensed Consolidated Balance Sheets related to the M31 TEBS Financing facility.

At March 31, 2016 and December 31, 2015, the Partnership reported approximately $35,100 and $365,000, respectively, as restricted cash on the Partnership’s Condensed Consolidated Balance Sheets related to the M24 TEBS Financing facility.

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

During the first quarter of 2016, the Partnership implemented Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)”. The new accounting guidance changed the presentation of debt issuance costs in the financial statements to present them as a direct deduction from the related debt liability rather than as an Other Assets, applied retrospectively. The new accounting guidance did not change the presentation of debt issuance costs related to LOCs, so these continue to be reported as Other Assets.

The following tables provide summaries of the pre-adoption and post-adoption effects of this change on the Partnership’s condensed consolidated financial statements on March 31, 2016 and December 31, 2015:

Pre-adoption balance sheet	March 31, 2016	December 31, 2015
Assets:
Other assets	$47,944,524	$41,124,454
Liabilities:
Debt financing	$434,830,925	$456,431,288
Mortgages payable and other secured financing	$69,482,362	$69,717,114

Post-adoption balance sheet	March 31, 2016	December 31, 2015
Assets:
Other assets	$42,992,145	$35,720,342
Liabilities:
Debt financing [1]	$430,307,422	$451,496,716
Mortgages payable and other secured financing [2]	$69,053,487	$69,247,574

[1] Reflects a reduction of $4.5 million and $4.9 million as of March 31, 2016 and December 31, 2015, respectively.
[2] Reflects a reduction of $0.4 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively.

The Partnership’s aggregate borrowings on March 31, 2016 contractually mature over the next five years and thereafter as follows:

2016	$68,468,998
2017	154,181,206
2018	2,287,714
2019	129,045,308
2020	80,847,700
Total	$434,830,926

The three MBS TOB Trusts and the TOB Trust collateralized by the Pro Nova 2014-2 mortgage revenue bond were paid in full and collapsed in January 2016 and March 2016, respectively.  The Partnership expects to renew each TOB financing facility maturing in 2016 for another six-month term as it has the discretion to renew for six month periods per the terms of the agreement with DB. In addition, the Partnership plans to renew the M24 TEBS financing facility when it matures in 2017.

13. Mortgages Payable and Other Secured Financing

The Partnership reports the mortgage loans secured by certain MF Properties on its condensed consolidated financial statements as Mortgages payable and other secured financing.  On March 31, 2016 and December 31, 2015, the outstanding mortgage loans totaled approximately $69.1 million and $69.3 million, respectively.

The following is a summary of the Mortgages payable and other secured financing on the MF Properties:

MF Property Mortgage Payables	Outstanding Mortgage Payable at March 31, 2016	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Arboretum	$16,582,688	2011	March 2017	Fixed	N/A	N/A	N/A	3.75%
Eagle Village (1)	7,989,154	2010	September 2018	Variable	Monthly	0.50%	3.00%	3.50%
Residences of DeCordova	1,791,995	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,763,979	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 UNL Student Housing-- Mortgage (2)	25,371,844	2013	March 2020	Variable	Monthly	3.50%	N/A	3.50%
The 50/50 UNL Student Housing-- TIF Loan	4,053,827	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Woodland Park (1)	7,500,000	2014	August 2017	Variable	Monthly	0.44%	2.75%	3.19%
Total Mortgage Payable\Period End Rate	$69,053,487							3.73%

(1)	Variable rate is based on LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Arboretum	16,683,146	2011	March 2017	Fixed	N/A	N/A	N/A	3.75%
Eagle Village (1)	8,037,133	2010	September 2018	Variable	Monthly	0.25%	3.00%	3.25%
Residences of DeCordova	1,807,246	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,820,623	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 UNL Student Housing-- Mortgage (2)	25,363,647	2013	March 2020	Variable	Monthly	3.25%	N/A	3.25%
The 50/50 UNL Student Housing-- TIF Loan	4,035,779	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Woodland Park (1)	7,500,000	2014	August 2017	Variable	Monthly	0.19%	2.75%	2.94%
Total Mortgage Payable\Period End Rate	$69,247,574							3.58%

(1)	Variable rate is based on LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

Included in Mortgages Payable and Other Secured Financing is a $7.5 million secured LOC. The $7.5 million secured LOC matures on August 1, 2017 and carries a fixed interest rate of approximately 2.8% per annum plus the 30-day London Interbank Offered Rate ("LIBOR") which was approximately 0.1% per annum on March 31, 2016 and approximately 0.2% on December 31, 2015.  The total borrowed on March 31, 2016 is $7.5 million and is secured by the Woodland Park MF Property, which has a carrying value of the total assets of approximately $14.2 million. In the event that the value of this property would not be sufficient to retire the secured line of credit, it is cross collateralized by assets owned by the Partnership’s wholly owned subsidiary. The carrying value of the total assets of the wholly owned subsidiary is approximately $83.4 million.

The Partnership’s mortgages payable and other secured financing on March 31, 2016 contractually mature over the next five years and thereafter as follows:

2016	$17,127,962
2017	14,947,499
2018	7,606,911
2019	29,799,990
Total	$69,482,362

The majority of the 2016 mortgages payable and secured financing will be fully paid and retired if Arboretum is sold. If the sale is not executed, the Partnership plans to refinance the mortgage.

14. Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2.  For the quarters ended March 31, 2016 and 2015 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $687,000 and $620,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $16,500 for the quarter ended March 31, 2015. There were no such administrative fees received in for the quarter ended March 31, 2016 as the properties financed by these mortgage revenue bonds were sold in 2015.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered consolidated VIEs.  During the quarters ended March 31, 2016 and 2015, AFCA 2 earned mortgage placement fees of approximately $388,000 and $534,000, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for seven of the MF Properties and seven of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $312,000 and $324,000 for the quarters ended March 31, 2016 and 2015, respectively. For the seven properties collateralized by the mortgage revenue bonds, these property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties.  For MF Properties, the property management fees are reflected as real estate operating expenses on the Partnership’s condensed consolidated financial statements.  The property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's mortgage revenue bonds and property loans, if applicable.

An affiliate of AFCA 2, Farnam Capital Advisors, LLC, acts as an origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Partnership. For the quarters ended March 31, 2016 and 2015, approximately $194,000 and $267,000, respectively, in origination fees were paid by the borrower of certain acquired bonds and have not been reflected in the accompanying condensed consolidated financial statements.

15. Interest Rate Derivative Agreements

On March 31, 2016, the Partnership has eleven derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing.

At March 31, 2016, the terms of the eleven derivative agreements are as follows:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value(1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
September-10	$31,936,667	3.00%	September-17	$921,000	$24	M24 TEBS	5.0%	Bank of New York Mellon

September-10	$31,936,667	3.00%	September-17	$845,600	$24	M24 TEBS	5.0%	Barclays Bank PLC

September-10	$31,936,667	3.00%	September-17	$928,000	$24	M24 TEBS	5.0%	Royal Bank of Canada

August-13	$93,305,000	1.50%	September-17	$793,000	$5,759	M24 TEBS	3.5%	Deutsche Bank

February-14	$41,250,000	1.00%	March-17	$230,500	$710	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc

July-14	$31,565,000	3.00%	August-19	$315,200	$9,584	M31 TEBS	4.4%	Barclays Bank PLC

July-14	$31,565,000	3.00%	August-19	$343,000	$9,594	M31 TEBS	4.4%	Royal Bank of Canada

July-14	$31,565,000	3.00%	August-19	$333,200	$9,594	M31 TEBS	4.4%	SMBC Capital Markets, Inc

July-15	$28,095,000	3.00%	August-20	$210,000	$36,019	M33 TEBS	4.3%	Wells Fargo Bank

July-15	$28,095,000	3.00%	August-20	$187,688	$36,019	M33 TEBS	4.3%	Royal Bank of Canada

July-15	$28,095,000	3.00%	August-20	$174,900	$36,019	M33 TEBS	4.3%	SMBC Capital Markets, Inc
(1)	For additional details, see Note 16 to the Partnership's consolidated financial statements.

In conjunction with the sale of the MBS Securities the related $11.0 million derivative was sold for its current value which resulted in no cash proceeds and no gain or loss was recognized (Note 6).

The Partnership contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties.  The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. On March 31, 2016 and December 31, 2015, the fair value of the Decatur Angle swap was a liability at approximately $1.2 million and $737,000, respectively.

On March 31, 2016 and December 31, 2015, the fair value of the Bruton swap was a liability of approximately $988,000 and $580,000, respectively. The fair value of these swaps is reported as a liability on the Partnership’s Condensed Consolidated Balance Sheets.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.  The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $1.1 million and $900,000 for the quarters ended March 31, 2016 and 2015, respectively. The valuation methodology used to estimate the fair value of the Partnership’s interest rate derivative agreements is disclosed in Note 16.

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

Investments in Mortgage Revenue Bonds and Bond Purchase Commitments.  The fair values of the Partnership’s investments in mortgage revenue bonds and mortgage bond purchase commitments have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the Partnership may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the Partnership believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in mortgage revenue bonds between reporting periods, the Partnership looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond.  The Partnership validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors.  Given these facts the fair value measurement of the Partnership’s investment in mortgage revenue bonds is categorized as a Level 3 input.  There is also an approximately $1.6 million estimated fair market value adjustment related to forward bond purchase commitments that are categorized as a Level 3 input which were recorded in other comprehensive income during the quarter ended March 31, 2016. The fair value of the bond purchase commitment is determined in the same manner as the mortgage revenue bonds.

Investments in Public Housing Capital Fund Trust Certificates.  The fair value of the Partnership’s investment in Public Housing Capital Fund Trust Certificates has been based on a yield to maturity analysis performed by the Partnership. There is no active trading market for the trusts’ certificates owned by the Partnership, but it will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts’ certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Partnership encompasses the use of judgment in its application. The Partnership validates that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated mortgage revenue municipal bonds with terms of similar length. Given these facts the fair value measurement of the Partnership’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.

Investments in Mortgage-Backed Securities. On and for the three months ended December 31, 2015, the fair value of the Partnership’s investment in mortgage-backed securities was based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considered the underlying characteristics of each security, which were also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. The Partnership analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service, ensuring they were within a tolerable range of difference which the Partnership estimates as 7.5%. The Partnership also looked at observations of trading activity in the market place when available.  Given these facts, the fair value measurements of the Partnership’s investment in mortgage-backed securities were categorized as Level 2 inputs.

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

Interest Rate Derivatives.  The effect of the Partnership’s interest rate caps is to set a cap, or upper limit, on the base rate of interest paid on the Partnership’s variable rate debt equal to the notional amount of the derivative agreement.  The effect of the Partnership’s interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The interest rate derivatives are recorded at fair value with changes in fair value included in current period earnings within interest expense.  The fair value of the interest rate derivatives is based on a model whose inputs is not observable and therefore is categorized as a Level 3 input.  The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$596,376,368	$-	$-	$596,376,368
Bond purchase commitments	7,222,173	-	-	7,222,173
PHC Certificates	60,505,340	-	-	60,505,340
Taxable bonds	4,938,104	-	-	4,938,104
Interest rate derivatives	(2,083,704)	-	-	(2,083,704)
Total Assets and Liabilities at Fair Value	$666,958,281	$-	$-	$666,958,281

	For Three Months Ended March 31, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2016	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total gains (losses) (realized/unrealized)
Included in earnings	-	-	-	-	(1,110,407)	(1,110,407)
Included in other comprehensive (loss) income	11,351,627	1,587,813	869,344	116,456	-	13,925,240
Purchases	11,500,000	-	-	-	-	11,500,000
Sale of securities	(9,747,125)	-	-	-	(399)	(9,747,524)
Settlements	(411,270)	-	(1,071,294)	(2,412)	-	(1,484,976)
Ending Balance March 31, 2016	$596,376,369	$7,222,173	$60,505,340	$4,938,104	$(2,083,704)	$666,958,282
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2016	$-	$-	$-	$-	$(1,110,407)	$(1,110,407)

	Fair Value Measurements at December 31, 2015
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$583,683,137	$-	$-	$583,683,137
Bond purchase commitments	5,634,360	-	-	5,634,360
PHC Certificates	60,707,290	-	-	60,707,290
MBS Securities	14,775,309	-	14,775,309	-
Taxable bonds	4,824,060	-	-	4,824,060
Interest rate derivatives	(972,898)	-	-	(972,898)
Total Assets and Liabilities at Fair Value	$668,651,258	$-	$14,775,309	$653,875,949

	For Three Months Ended March 31, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2015	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total gains (losses) (realized/unrealized)
Included in earnings	-	-	-	-	(899,873)	(899,873)
Included in other comprehensive income	74,600	(576,225)	(976,532)	(205,351)	-	(1,683,508)
Purchases	58,945,000	-	-	-	-	58,945,000
Refund of interest rate derivative cost	-	-	-	-	(10,500)	(10,500)
Settlements	(145,039)	-	(13,650)	-	-	(158,689)
Ending Balance March 31, 2015	$507,898,698	$5,204,188	$60,272,941	$4,411,214	$(642,704)	$577,144,337
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2015	$-	$-	$-	$-	$(899,873)	$(899,873)

Gains and losses included in earnings for the period shown above are included in interest expense.

The Partnership calculates a fair value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented.  This estimate of fair value is based on Level 3 inputs.  The table below represents the fair value of the financial liabilities held on the Condensed Consolidated Balance Sheets for March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and unsecured LOCs	$458,292,061	$460,227,159	$468,993,716	$475,415,345
Mortgages payable and other secured financing	$69,053,487	$68,999,002	$69,247,574	$67,735,213

17. Commitments and Contingencies

The Partnership, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are frequently covered by insurance.  If it has been determined that a loss is probable, the estimated amount of the loss is accrued in the condensed consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on the Partnership’s condensed consolidated financial statements.

As part of the Partnership’s strategy of acquiring mortgage revenue bonds, the Partnership will enter into forward bond purchase commitments related to mortgage revenue bonds to be issued secured by properties under construction.  Upon execution of the forward bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and mortgage revenue bonds.  The Partnership accounts for the forward bond purchase agreements as an available-for-sale security and, as such, records the estimated value of the forward bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.

On March 31, 2016 and December 31, 2015 the forward bond purchase commitments outstanding and the related fair values are as follows:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2017 through 2018	Maximum Committed Amounts for 2016	Rate	Closing Date (1)	Fair Value at March 31, 2016	Fair Value at December 31, 2015
15 West Apartments	July-14	$-	$9,900,000	6.25%	Q2 2016	1,101,821	945,009
Villas at Plano Gateway Apartments	December-14	-	20,000,000	6.00%	Q3 2016	1,772,800	1,469,213
Palo Alto	July-15	19,540,000	-	5.80%	Q3 2017	1,995,034	1,439,600
Village at Rivers Edge	May-15	11,000,000	-	6.00%	Q2 2017	785,062	636,560
Village at Avalon	November-15	17,900,000	-	5.80%	Q2 2018	1,567,456	1,143,978
Total		$48,440,000	$29,900,000			$7,222,173	$5,634,360
(1) The closing date is actual and estimated.

In March 2016, ATAX Vantage Holdings, LLC, a subsidiary of the Partnership, closed on the first commitment, approximately $2.4 million, to provide equity totaling approximately $9.6 million to Vantage to build a new 288 unit multifamily residential property in Corpus Christi, Texas. The outstanding commitment is approximately $7.2 million at March 31, 2016.

In October 2015, ATAX Vantage Holdings, LLC, a newly formed wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to an unrelated third party to build two new multifamily residential properties. The Partnership will fulfill its note commitment and fund approximately $3.5 million in 2016 (Note 9).

The Partnership provided a guarantee on the $2.8 million mortgage secured by the Abbington at Stones River, a 96 unit multifamily property located in Tennessee, in addition to providing an approximately $1.4 million property loan to FAH, the not-for-profit owner of the property. Based on the historical financial performance of the property and its estimated fair value, the Partnership estimates there is no value to record for this mortgage guarantee.

As the holder of residual interests issued in connection with its TEBS and TOB bond financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. In each of these cases, the trust will be collapsed.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee. In the event of a shortfall the maximum exposure to loss would be approximately $430.3 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been required to reimburse the financing facilities for any shortfall.

In connection with the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur.  A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at March 31, 2016, under the guarantee provision of the repurchase clause is approximately $3.0 million and represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur.  A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at March 31, 2016, under the guarantee provision of the repurchase clause is approximately $4.8 million and represents 75% of the equity contributed by BC Partners.

18. Redeemable Preferred Units

In March 2016, the Partnership issued, in a private placement, 1.0 million newly-designated non-cumulative, non-voting, non-convertible Series A Preferred Units which are redeemable and represents limited partnership interests in the Partnership.

Holders of the Series A Preferred Units will be entitled to receive, when, as, and if declared by the General Partner out of funds legally available for the payment of distributions, non-cumulative cash distributions at the rate of 3.00% per annum of the $10.00 per unit purchase price of the Series A Preferred Units, payable quarterly.  In the event of any liquidation, dissolution, or winding up of the Partnership, the holders of the Series A Preferred Units are entitled to a liquidation preference in connection with their investments.  With respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs, the Series A Preferred Units will rank senior to the Partnership’s BUCs and to any other class or series of Partnership interests or securities expressly designated as ranking junior to the Series A Preferred Units, and junior to any other class or series of Partnership interests or securities expressly designated as ranking senior to the Series A Preferred Units.

The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or holder. Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder of Series A Preferred Units will have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions. The redeemable preferred units are recorded as mezzanine equity due to the holders redemption option which is outside the Partnership’s control. In addition, the costs of issuing the Series A Preferred Units are  netted against the carrying value and amortized over the period until the first redemption date.

19. Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323)”, which simplifies the accounting for equity method investments. ASU 2016-07 eliminates the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment previously accounted for under the cost method of accounting qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The guidance in ASU 2016-07 is effective for all entities for fiscal years beginning after December 15, 2016. The Partnership has not elected early adoption, would apply this guidance prospectively, and has determined there would be no impact of the adoption of this pronouncement on the Partnership’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815)”, which refers to replacing one counterparty to a derivative instrument with a new counterparty. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continues to be met. For public business entities, the guidance in ASU 2016-05 will be effective for financial statements issued for fiscal years beginning after December 15, 2016. The Partnership has not elected early adoption, would apply this guidance retrospectively, and is currently assessing the impact of the adoption of this pronouncement on the Partnership’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which revises this topic and will require a re-evaluation of lessee and lessor accounting models for capital and operating leases.  In addition, the guidance in ASU 2016-02 includes embedded lease arrangements, lease terms and incentives, sale-leaseback agreements, and related disclosures. The guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Partnership would apply this guidance retrospectively and is currently assessing the impact of the adoption of this pronouncement on the Partnership’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10)”, which amends this subtopic to simplify and clarify the recognition, measurement, presentation, and disclosure of financial instruments. The guidance in the ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership is currently assessing the impact of the adoption of this pronouncement on the Partnership’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)”, ASU 2015-14 supersedes the Update 2014-09 by extending the effective date for all entities by one year. The guidance in ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. In August 2015 the effective date of ASU 2014-09 for public business entities was revised to annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Partnership decided not to elect the permitted early adoption and is currently assessing the impact of the adoption of this pronouncement on the Partnership’s consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”.   ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Partnership is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

20. Subsequent Events

On April 15, the Partnership entered into a Commercial Property Purchase Agreement to sell the Arboretum MF Property.  A sixty day Inspection Period has commenced and, if successfully completed by the buyer, the transaction is expected to close in the second quarter of 2016.

21. Segments

The Partnership consists of four reportable segments, Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and MBS Investments.  In addition to the four reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such mortgage revenue bonds are held as investments.  On March 31, 2016, the Partnership held sixty-four mortgage revenue bonds. The Residential Properties financed by sixty-three mortgage revenue bonds contain a total of 8,787 rental units. In addition, one bond is collateralized by commercial real estate (Note 3). In addition, the return earned on the Investment in an unconsolidated entity has been included in this segment (Note 8).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership does not believe it is probable a sale will occur and there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.    On March 31, 2016, the Partnership consolidated the results of eight MF Properties containing a total of 2,217 rental units (Note 7).

Management’s goals with respect to the properties constituting the MF Properties reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional mortgage revenue bonds meeting the Partnership’s investment criteria.  In order to achieve these goals, management of these multifamily residential properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

Other Investments

The Amended and Restated LP Agreement authorizes the Partnership to make investments other than in mortgage revenue bonds provided that these other investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Partnership’s assets at the time of acquisition as required under the Amended and Restated LP Agreement.  In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.  The Partnership owned other investments, PHC Certificates and MBS Securities, which are reported as two separate segments.

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

The MBS Securities segment consisted of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Partnership consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts.  These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which were backed by residential mortgage loans. In January 2016, the Partnership sold its MBS Securities for approximating $15.0 million, approximately the outstanding amortized cost plus interest. The Partnership then collapsed the related three remaining MBS - TOB Trusts. The Partnership’s approximate $11.9 million TOB financing facilities, which were the securitization of these MBS TOB Trusts, were paid off in full in connection with this sale.  The sale of the Partnership’s remaining three MBS Securities eliminates this operating segment in the first quarter of 2016 (Note 6).

The following table details certain key financial information for the Partnership’s reportable segments for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Total revenues
Mortgage Revenue Bond Investments	$9,074,195	$7,318,561
MF Properties	5,074,104	4,302,301
Public Housing Capital Fund Trust	730,902	732,903
MBS Securities Investments	48,755	152,860
Consolidation/eliminations	-	-
Total revenues	$14,927,956	$12,506,625

Interest expense
Mortgage Revenue Bond Investments	$3,784,390	$2,889,120
MF Properties	670,333	712,899
Public Housing Capital Fund Trust	300,720	296,460
MBS Securities Investments	14,692	37,697
Consolidation/eliminations	-	-
Total interest expense	$4,770,135	$3,936,176

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-
MF Properties	1,646,231	1,454,179
Public Housing Capital Fund Trust	-	-
MBS Securities Investments	-	-
Consolidation/eliminations	-	-
Total depreciation expense	$1,646,231	$1,454,179

Income from continuing operations
Mortgage Revenue Bond Investments	$2,317,325	$2,349,522
MF Properties	(267,803)	(394,532)
Public Housing Capital Fund Trust	430,182	429,148
MBS Securities Investments	51,984	115,022
Consolidation/eliminations	-	-
Income from continuing operations	$2,531,688	$2,499,160

Net income (loss)
Mortgage Revenue Bond Investments	$2,317,337	$2,349,522
MF Properties	(267,803)	(393,641)
Public Housing Capital Fund Trust	430,182	429,148
MBS Securities Investments	51,984	115,022
Discontinued Operations	-	24,428
Consolidation/eliminations	-	-
Net income - America First Multifamily Investors, L. P.	$2,531,700	$2,524,479

The following table details certain key financial information for the Partnership’s reportable segments on March 31, 2016 and December 31, 2015:

Total assets	March 31, 2016	December 31, 2015
Mortgage Revenue Bond Investments	$875,819,690	$849,226,911
MF Properties	139,905,856	141,704,103
Public Housing Capital Fund Trust Certificates	60,920,496	61,021,462
MBS Securities Investments	-	15,035,061
Consolidation/eliminations	(202,193,204)	(199,877,054)
Total assets	$874,452,838	$867,110,483

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at March 31, 2016. The “Partnership” refers to the Partnership and the Consolidated VIEs reported as discontinued operations for the three months ended March 31, 2015. See Note 1 and Note 3 to the Partnership’s condensed consolidated financial statements.

Critical Accounting Policies

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 except as noted below.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

During the first quarter of 2016, the Partnership implemented Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)”.  The new accounting guidance changed the presentation of debt issuance costs in the financial statements to present them as a direct deduction from the related debt liability rather than as an Other Assets, applied retrospectively.  The new accounting guidance did not change the presentation of debt issuance costs related to LOCs, so these continue to be reported as Other Assets.

During the three months ended March 31, 2016, the Partnership invested and committed to invest, through its wholly owned subsidiary, ATAX Vantage Holdings, LLC, in Vantage Corpus Christi Holdings, LLC (“Vantage”), holding a limited membership interest in the entity. The investment will be used to assist with the construction of a multifamily property. The Partnership does not have a controlling interest in Vantage and therefore, accounts for its limited partnership interest under the equity method of accounting. The Partnership earns a return on its investment accruing immediately on its contributed capital which is guaranteed by an unrelated third party.  Due to the guarantee, cash flows are expected to be sufficient to make the payments, therefore, the Partnership will record the return in the Partnership’s Condensed Consolidated Statements of Operations (see Note 8 to the Partnership’s condensed consolidated financial statements).

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.

In the first quarter of 2016, the Partnership began to classify its amortization of deferred financing costs as a separate line within the Partnership’s Condensed Consolidated Statements of Operations.  Previously this amount had been classified within depreciation and amortization. Accordingly, for the three months ended March 31, 2015, the Partnership has reclassified the amortization of deferred financing costs and has included them in conformity with the three months ended March 31, 2016.  This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

Executive Summary

The following table compares net income for the Partnership for the periods indicated:

Change in Net income - America First Multifamily Investors, L. P.  (in 000’s)

	For Three Months Ended March 31, 2016	For Three Months Ended March 31, 2015	$ Change
Net income - America First Multifamily Investors, L.P.	$2,532	$2,524	$8

The changes reported for the three months ended March 31, 2016 and 2015 were related to an increase in the investment portfolio which was leveraged for the purpose of enhancing investor returns and realizing sales and redemptions of investments to deploy into alternative investment opportunities.

The summary of the Partnership’s comparison of the three months ended March 31, 2016 with the three months ended March 31, 2015 is as follows:

•

Reported approximately $2.1 million in additional investment income due to new investments offset by approximately $1.4 million of interest expense, amortization of deferred financing costs, administrative fees, and professional fees,

•	Reported approximately $174,000 of contingent interest, and
•	Reported a net decrease of approximately $506,000 in net income from the investment in the Suites on Paseo, an MF Property.

The Partnership generated Cash Available for Distribution (“CAD”) of approximately $6.3 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively.  In addition to the changes noted above, changes in depreciation and amortization, fair value of derivatives and interest rate derivative amortization, amortization of deferred financing costs, and bond purchase discount accretion net of the cash received, accounts for the majority of the changes when comparing the three months ended March 31, 2016 and 2015, respectively. See additional discussion of CAD in the Liquidity and Capital Resources section in this Management’s Discussion and Analysis below.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2016 and 2015:

Recent Investment Activity	Year	#	Amount in 000's	Retired Debt or Note in 000's	Tier 2 income in 000's (1)	Notes to the Partnership's consolidated financial statements
Mortgage Revenue Bond and MBS Securities Sales and Redemptions
MBS Securities	2016	3	$15,081	$11,945	$-	6
Mortgage revenue bond - Pro Nova 2014-2	2016	1	$9,479	$8,375	$-	4

Mortgage Revenue Bonds and other Asset Acquisitions
Mortgage revenue bonds	2016	1	$11,500	N/A	N/A	4
Investment in equity interest	2016	1	$2,443	N/A	N/A	8

MF Property
MF Properties executed brokerage agreements	2016	3	-	-	-	7
Land with executed brokerage agreement	2016	1	-	-	-	7
MF Properties executed brokerage agreement	2015	1	-	-	-	7

(1) See Item 2, "Cash Available for Distribution" section of the Partnership's report.

Recent Financing and Derivative Activities

The following table presents information regarding the financing and derivative activity of the Partnership for the three months ended March 31, 2016 and 2015:

Recent Financing and Derivative Activity	Year	#	Amount of Change in Debt or Derivative in 000's	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
Unsecured LOCs	2016	3	$10,488	No	N/A	11
TOB Financing with DB paid in full and collapsed	2016	4	20,320	Yes	N/A	12
Interest rate derivative sold	2016	1	11,000	N/A	1.0%	15
Redeemable Series A preferred units	2016	1	10,000	N/A	N/A	18
TOB Financing with DB	2015	4	48,285	Yes	N/A	12
Unsecured LOCs	2015	2	10,000	No	N/A	11
Mortgages payable and other secured financing	2015	1	1,425	Yes	N/A	11
Interest rate derivative revised	2015	2	11,000	N/A	1.0%	15

(1) See Items 2 and 3, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" sections of the Partnership's report.

Discussion of the Mortgage Revenue Bond Investments on March 31, 2016

As discussed in Notes 4 and 21 to the Partnership’s condensed consolidated financial statements, the Partnership’s primary purpose is to acquire and hold as investments a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.

The following table compares total revenues, total interest expense and net income for the mortgage revenue bond investment segment for the periods indicated:

	For the Three Months Ending March 31,
	2016	2015
Mortgage Revenue Bond Investments
Total revenues	$9,074,195	$7,318,561
Total interest expense	$3,784,390	$2,889,120
Net income	$2,317,337	$2,349,522

During the three months ended March 31, 2016 the Partnership reported approximately $2.1 million in additional recurring total revenue and $174,000 of contingent interest income when compared to the three months ended March 31, 2015. The recurring revenue is due to the additional mortgage revenue bonds of approximately $194.6 million net par value added or restructured to the portfolio during the past twelve months. Offsetting this was the reduction of approximately $626,000 related to bonds restructured, paid in full, or sold for the same period. In addition, when comparing the three months ended March 31, 2016 with the three months ended March 31, 2015, approximately $1.4 million of the increase in total expenses was directly related to increased borrowings, the adjustment of the derivatives to fair value, increased amortization of deferred financing costs, and increased administrative fees and professional fees.

Discussion of the PHC Trusts on March 31, 2016

As discussed in Notes 5 and 21 to the Partnership’s condensed consolidated financial statements, the terms of the Amended and Restated LP Agreement allow investments in addition to mortgage revenue bonds owned by the Partnership.  The Partnership must limit its investment in these other securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940, and the aggregate book value of these other securities may not exceed 25% of the total assets of the Partnership.

The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities.

The following table compares total revenues and net income for the PHC Trusts segment for the periods indicated:

	For the Three Months Ending March 31,
	2016	2015
PHC Trusts
Total revenues	$730,902	$732,903
Net income	$430,182	$429,148

The slight decrease in total revenues when comparing the three months ended March 31, 2016 to the same period in 2015 was the result of principal reductions of the PHC Trust holdings owned by the Partnership. The slight increase in net income when comparing the first quarter of 2016 and 2015 was directly related to less interest expense due to the reduction in related borrowings.

Discussion of the MBS Securities on March 31, 2016

As discussed in Notes 6 and 21 to the Partnership’s condensed consolidated financial statements, the terms of the Amended and Restated LP Agreement allow investments in addition to mortgage revenue bonds owned by the Partnership.  The Partnership must limit its investment in these other securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940, and the aggregate book value of these other securities may not exceed 25% of the total assets of the Partnership.

	For the Three Months Ending March 31,
	2016	2015
MBS Securities
Total revenues	$48,755	$152,860
Net income	$51,984	$115,022

The decrease in total revenues and net income when comparing the three months ended March 31, 2016, to the same period in 2015, was the result of the sale of the remainder of the MBS Securities in January 2016. The sale of the Partnership’s remaining three MBS Securities eliminated the MBS Securities segment in the first quarter of 2016 (see Notes 6, 12, 15, and 21 to the Partnership’s condensed consolidated financial statements).

Discussion of the MF Properties on March 31, 2016

As discussed in Notes 7 and 21 to the Partnership’s condensed consolidated financial statements, to facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by multifamily, student, and senior citizen residential properties, the Partnership may acquire ownership positions in MF Properties with the intent to restructure the property ownership through a sale of the MF Properties.

The following table compares total revenues, total interest expense, and net income for the MF Properties segment for the periods indicated:

	For the Three Months Ending March 31,
	2016	2015
MF Properties
Total revenues	$5,074,104	$4,302,301
Total interest expense	$670,333	$712,899
Net income	$(267,803)	$(393,641)

At March 31, 2016 and 2015, the Partnership and its consolidated subsidiary owned eight and nine MF Properties, respectively, which contain a total of 2,217 and 2,169 rental units, respectively. The net increase in the net income when comparing the three months ended March 31, 2016 and 2015 was the result of offsetting factors. An increase of approximately $1.2 million in revenue and approximately $869,000 in operating expenses was attributable to adding the Suites on Paseo in September 2015. The MF Properties, excluding the Suites on Paseo, reported an increase in occupancy which resulted in approximately $280,000 increased revenue. Offsetting this increase is approximately $696,000 decrease in revenue and approximately $377,000 decrease in expenses for the same periods due to the sales of Glynn Place and The Colonial during the third and second quarter of 2015, respectively. The remaining change was primarily related to the existing MF Properties decrease in accrued taxes.

At March 31, 2016, Properties Management, an affiliate of AFCA 2, provides property management services for seven of the MF Properties and seven of the properties collateralized by the mortgage revenue bonds.  Management believes this relationship provides greater insight and understanding of the underlying property operations and their ability to meet the Partnership’s debt service requirements.

The following tables outline certain information regarding the Residential Properties on which the Partnership holds mortgage revenue bonds as investments and owns the MF Properties. The table does not include information on the two Consolidated VIEs that are reported as discontinued operations for the three months ended March 31, 2015.  The narrative discussion that follows provides a brief operating analysis of each category for the three months ended March 31, 2016 and 2015.

Non-Consolidated Properties-Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the three months ended March 31, 2016, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current on March 31, 2016.

		Total Revenue (1) (000's)		Net Operating Income (000's)			Percentage Occupied		Economic Occupancy (2)
		For the Period Ended March 31,		For the Period Ended March 31,		Number	Units on March 31,		For the Period Ended March 31,
Property Name	State	2016	2015	2016	2015	of Units	2016	2015	2016	2015
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments (5)	CA	$197	191	$79	99	88	98%	99%	100%	96%
Harden Ranch	CA	286	291	158	178	100	98%	99%	98%	100%
Montclair Apartments (5)	CA	135	139	58	66	80	99%	98%	100%	98%
Santa Fe Apartments (5)	CA	177	179	83	82	89	98%	100%	98%	98%
Tyler Park Townhomes	CA	227	231	111	129	88	99%	98%	98%	99%
Westside Village Market	CA	148	156	56	85	81	99%	100%	100%	100%
Lake Forest Apartments	FL	582	549	356	341	240	88%	96%	87%	93%
Ashley Square Apartments	IA	353	348	163	170	144	95%	92%	93%	91%
Brookstone Apartments	IL	352	346	219	153	168	100%	99%	96%	93%
Copper Gate	IN	279	249	148	115	128	100%	95%	99%	96%
Renaissance Gateway	LA	440	416	244	221	208	96%	100%	92%	88%
Live 929 Apartments	MD	1,706	1,691	1,075	1,048	575	91%	92%	89%	88%
Woodlynn Village	MN	162	145	100	84	59	97%	93%	97%	89%
Greens of Pine Glen Apartments	NC	384	369	210	198	168	96%	93%	89%	90%
Silver Moon (6)	NM	252	n/a	133	n/a	151	88%	n/a	81%	n/a
Ohio Properties (4)	OH	884	851	470	407	362	98%	95%	97%	93%
Bridle Ridge Apartments	SC	301	294	182	178	152	99%	100%	98%	100%
Cross Creek Apartments	SC	345	325	181	147	144	94%	92%	92%	89%
Palms at Premier Park	SC	590	620	396	398	240	94%	90%	81%	98%
Arbors of Hickory Ridge	TN	568	585	282	284	348	90%	96%	80%	85%
Avistar at Chase Hill	TX	486	514	213	273	232	88%	94%	77%	82%
Avistar at the Crest	TX	500	452	266	250	200	97%	97%	86%	81%
Avistar at the Oaks	TX	371	358	187	193	156	96%	94%	85%	83%
Avistar in 09	TX	291	297	171	179	133	95%	96%	87%	91%
Avistar on the Boulevard	TX	721	685	409	403	344	92%	92%	81%	81%
Avistar on the Hills	TX	306	291	157	160	129	97%	96%	89%	89%
Bella Vista Apartments	TX	306	309	153	157	144	94%	99%	94%	93%
Concord at Gulfgate (5)	TX	658	457	360	288	288	84%	89%	77%	81%
Concord at Little York (5)	TX	507	371	192	193	276	77%	85%	66%	76%
Concord at Williamcrest (5)	TX	663	453	367	279	288	86%	86%	75%	80%
Runnymede Apartments	TX	641	616	302	300	252	99%	98%	98%	95%
South Park Ranch Apartments	TX	552	537	343	336	192	100%	100%	99%	98%
Vantage at Judson	TX	833	830	538	555	288	91%	91%	79%	81%
		$15,203	$14,145	$8,362	$7,949	6,535	93%	94%	87%	89%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.
(2)

Economic occupancy is presented for March 31, 2016 and 2015, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

(5)	Previous period occupancy numbers are not available as this property was being renovated in 2015.
(6)	Previous period occupancy numbers are not available as these were new investments in 2015.

When comparing the three months ended March 31, 2016 and 2015, total revenue and net operating income of the non-consolidated stabilized properties increased.  The increase is the result of three factors: renovated properties, new investments and existing properties.  The properties which were renovated in 2015 and are now stabilized contribute approximately 51% of the increase in total revenue and approximately 31% of the increase in net operating income.  The underlying property that collateralizes the new mortgage revenue bond contributes approximately 24% of the increase in total revenue and approximately 32% of the increase in net operating income.  The existing properties contribute the remaining approximately 25% of the increase in total revenue and approximately 37% of the increase in net operating income.  The increase in net operating income is the result of a decrease in repair and maintenance expenses.

Non-Consolidated Properties-Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the three months ended March 31, 2016, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). On March 31, 2016, debt service on the Partnership’s bonds for the non-consolidated, non-stabilized properties was current.

		Total Revenue (1) (000's)		Net Operating Income (000's)			Percentage of Occupied		Economic Occupancy (2)
		For the Period Ended March 31,		For the Period Ended March 31,		Number	Units as of March 31,		For the Period Ended March 31,
Property Name	State	2016	2015	2016	2015	of Units	2016	2015	2016	2015
Non-Consolidated Properties-Non Stabilized (3)
Seasons at Simi Valley (4)	CA	212	n/a	110	n/a	69	99%	n/a	149%	n/a
Sycamore Walk (4)	CA	206	n/a	85	n/a	112	100%	n/a	102%	n/a
Columbia Gardens (4)	SC	286	n/a	139	n/a	188	83%	n/a	78%	n/a
Companion at Thornhill Apartments (4)	SC	451	n/a	262	n/a	180	98%	n/a	80%	n/a
Willow Run (4)	SC	260	n/a	118	n/a	200	88%	n/a	69%	n/a
Avistar at the Parkway (4)	TX	236	n/a	31	n/a	236	44%	n/a	37%	n/a
Bruton Apartments (5)	TX	37	n/a	(70)	n/a	264	14%	n/a	4%	n/a
Crossing at 1415 (4)	TX	123	n/a	(20)	n/a	112	51%	n/a	36%	n/a
Decatur Angle (5)	TX	277	n/a	(21)	n/a	302	57%	n/a	34%	n/a
Heights at 515 (4)	TX	176	n/a	49	n/a	97	65%	n/a	58%	n/a
Heritage Square Apartments (5)	TX	378	n/a	270	n/a	204	96%	n/a	79%	n/a
Vantage at Harlingen (5)	TX	656	n/a	400	n/a	288	78%	n/a	67%	n/a
		$3,298	n/a	$1,353	n/a	2,252	69%	n/a	55%	n/a

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.
(2)

Economic occupancy is presented for the three months ended March 31, 2016 and 2015, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)

During 2016, these properties were under construction or renovation.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4)	Previous period occupancy numbers are not available as these are new investments.
(5)	Previous period occupancy numbers are not available as this property was being renovated in 2015.

When comparing the first three months ended March 31, 2016 and 2015, total revenue and net operating income of the non-consolidated non-stabilized properties increased as new collateral was added to our property portfolio with the purchase of approximately $168.0 million of new mortgage revenue bonds.  The underlying properties that collateralize these mortgage revenue bonds were either under renovation or have not been fully stabilized.  The mortgage revenue bonds collateralized by Concord at Gulfgate, Concord at Little York and Concord at Williamcrest were added to the portfolio during the three months ended March 31, 2015, while the mortgage revenue bonds collateralized by Seasons at Simi Valley, Sycamore Walk, Columbia Gardens, Willow Run, Avistar at the Parkway, Crossing at 1415, Heights at 515 and Vantage at Harlingen were added or construction was completed during the period between April 1 and December 31, 2015.  The mortgage revenue bond collateralized by Companion at Thornhill Apartments was added to the portfolio in January 2016 and Bruton, Decatur Angle, and Heritage Square are in their stabilization and lease-up phases.

MF Properties

Eight MF Properties are owned by the Partnership and its wholly owned subsidiary. The Partnership owns one MF Property, and the subsidiary holds a 99% limited partner interest in one limited partnership and 100% of the membership interests in six limited liability companies.  The properties are encumbered by mortgages payables and other secured financing with an aggregate principal balance of approximately $69.1 million on March 31, 2016.  The Partnership reports the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the three months ended March 31, 2016, these MF Properties have met the stabilization criteria (see footnote 3 below the table).

		Total Revenue (1) (000's)		Net Operating Income (000's)			Percentage of Occupied		Economic Occupancy (2)
		For the Period Ended March 31,		For the Period Ended March 31,		Number	For the Period Ended March 31,		For the Period Ended March 31,
Property Name	State	2016	2015	2016	2015	of Units	2016	2015	2016	2015
MF Properties-Stabilized (3)
Suites on Paseo (4)	CA	$1,206	n/a	$337	n/a	394	92%	n/a	79%	n/a
Eagle Village	IN	557	483	238	189	511	86%	68%	90%	81%
Woodland Park	KS	483	462	284	256	236	94%	87%	91%	89%
Northern View	KY	444	347	234	142	270	90%	77%	89%	80%
Arboretum	NE	883	852	461	458	145	98%	97%	93%	93%
The 50/50	NE	974	958	567	372	475	98%	99%	98%	98%
Residences at DeCordova	TX	301	283	190	170	110	96%	95%	95%	89%
Residences at Weatherford	TX	224	218	127	85	76	99%	100%	101%	98%
		$5,072	$3,603	$2,438	$1,672	2,217	93%	85%	90%	90%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.
(2)

Economic occupancy is presented for March 31, 2016 and 2015, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)

Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for all MF Properties that are not student housing residential properties. Suites on Paseo, Eagle Village, Northern View, and The 50/50 MF Property are student housing residential properties.

(4)	Previous period revenue, net operating income and occupancy numbers are not available as the property was a new investment in 2015.

When comparing the three months ended March 31, 2016 and 2015, total revenue of the stabilized MF Properties, which include the student housing residential properties, increased approximately $1.5 million while the net operating income increased approximately $766,000. Approximately $337,000 of the increase in net operating income was due to the exchange of the mortgage revenue bond for the Suites on Paseo MF Property in the third quarter of 2015. The remaining increase is directly related to improved overall economic occupancy reported by the remaining stabilized MF Properties excluding the Suites on Paseo.

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues, total expenses, and net income for the three months ended March 31, 2016 and 2015 (in thousands) should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table compares revenue for the Partnership for the periods presented:

Change in Total Revenues (in 000’s)

	For the Three Months Ended March 31,
	2016	2015	Dollar Change
Revenues:
Property revenues	$5,074	$4,302	$772
Investment income	9,158	7,980	1,178
Contingent interest income	174	-	174
Other interest income	514	225	289
Gain on sale of securities	8	-	8
Total Revenues	$14,928	$12,507	$2,421

Discussion of the Total Revenues For the Three Months Ended March 31, 2016 and 2015

Property revenues. The property revenues reported a net increase of approximately $772,000 when comparing the first quarter of 2016 and the first quarter of 2015 due to offsetting factors. An increase of approximately $1.2 million was attributable to adding the Suites on Paseo in September 2015 and approximately $280,000 is directly related to the increased in occupancy of the existing MF Properties excluding the Suites on Paseo. Offsetting this increase is approximately $696,000 decrease in revenue for the same periods due to the 2015 sales of Glynn Place and The Colonial during the third and second quarter of 2015, respectively. The MF Properties averaged monthly rent of approximately $510 per unit in the first quarter of 2016 as compared with $465 per unit in the first quarter of 2015.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS Securities.  This income increased in the first quarter of 2016 as compared to the first quarter of 2015 by approximately $1.2 million due to offsetting factors.  The increase in investment income of approximately $2.1 million was the result of the additional mortgage revenue bonds of approximately $194.6 million net par value added or restructured to the portfolio during the past twelve months. Offsetting this increase was the reduction of approximately $694,000 related to the Suites on Paseo mortgage revenue bond exchanged for the Suites on Paseo MF Property in September 2015 and the MBS Securities sold in January 2016. The remaining reduction was related to the reduction of mortgage revenue bonds as principal payments were received.

Contingent interest income. The contingent interest income was received from Ashley Square during the first quarter of 2016 due to available excess cash as per the trust indenture. No contingent interest income was received during the first quarter of 2015.

Other interest income. Other interest income is comprised mainly of interest income on property loans held by the Partnership. The increase in other interest income from the first quarter of 2016 as compared to the first quarter of 2015 is attributable to taxable interest income from the increase in property loans (see Note 9 to the Partnership’s condensed consolidated financial statements).

Gain on sale of securities.  The net gain reported in the first quarter of 2016 is the result of the sales of the Pro Nova 2014-2 mortgage revenue bond and the MBS Securities. There was no gain realized on the sale of securities in the first quarter of 2015 (see Notes 4 and 6 to the Partnership’s condensed consolidated financial statements).

The following table compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For the Three Months Ended March 31,
	2016	2015	Dollar Change
Expenses:
Real estate operating (exclusive of items shown below)	$2,637	$2,471	$166
Depreciation and amortization	2,125	1,454	671
Amortization of deferred financing costs	532	339	193
Interest	4,770	3,936	834
General and administrative	2,332	1,807	525
Total Expenses	$12,396	$10,007	$2,389

Discussion of the Total Expenses for the Three Months Ended March 31, 2016 and 2015

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. There was a net increase in real estate operating expenses from the first quarter of 2015 to the first quarter of 2016. Approximately $869,000 of the increase is related to the addition of the Suites on Paseo property in September 2015. Offsetting this increase was approximately $377,000 related to the sales of Glynn Place and The Colonial during third and second quarter of 2015, respectively. The remaining change was mostly related to the existing MF Properties decrease in accrued taxes due to changes in county property assessments.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The net increase in depreciation and amortization when comparing the first quarter of 2016 to the first quarter of 2015 was the result of offsetting factors. There was an approximate $460,000 increase in in-place lease amortization and approximately $383,000 increase in depreciation related to the Suites on Paseo. Offsetting these increases is approximately $271,000 decrease related to the sales of Glynn Place and The Colonial during third and second quarter of 2015, respectively. The remaining increase is related to additional depreciation expense reported due to the improvements and asset additions.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing or mortgage payable. The net increase in the amortization of deferred financing costs when comparing the first quarter of 2015 with the first quarter of 2016 is primarily related to the M33 TEBS financing facility which closed in July 2015 (see Note 1 to the Partnership’s condensed consolidated financial statements).

Interest expense. The net increase in interest expense in the first quarter of 2016 as compared to the first quarter of 2015 was approximately $834,000 million. An increase of approximately $306,000 resulted from higher average outstanding debt principal between the two quarters and an increase of approximately $259,000 is the direct result of the increase in annual effective interest rates. The Partnership's borrowing cost averaged approximately 2.8% per annum for the first quarter of 2016 and approximately 2.6% per annum for the first quarter of 2015. An increase of approximately $211,000 resulted from the change in the mark to market adjustment of the Partnership's derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense (see Notes 11, 12, 13, and 15 to the Partnership’s condensed consolidated financial statements).

General and administrative expenses.  The increase in general and administrative expenses when comparing the first quarter of 2016 to the first quarter of 2015 is attributable to approximately $58,000 increased administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds. In addition, the Partnership realized an increase of approximately $286,000 in professional fees during the same comparable periods.

The following table compares income from discontinued operations for the Partnership for the periods presented:

Change in Income from Discontinued Operations (in 000’s)

	For the Three Months Ended March 31,
	2016	2015	Dollar Change
Income from discontinued operations	$-	$24	$(24)

Discussion of Net Income from Discontinued Operations for the Three months Ended March 31, 2016 and 2015

In April 2015, separate brokerage contracts were executed to list the Consolidated VIEs, Bent Tree and Fairmont Oaks, for sale. As a result, management determined these Consolidated VIEs met the criteria for discontinued operations presentation and were classified as such in the Partnership’s condensed consolidated financial statements for the three months ended March 31, 2015. The Consolidated VIEs were sold in 2015, so there are no discontinued operations to report for the three months ended March 31, 2016.

Liquidity and Capital Resources

Interest earned on the mortgage revenue bonds, interest earned and reported as discontinued operations, and mortgage investment income earned on the PHC Certificates and the MBS Securities represents the Partnership’s principal source of cash flow.  The Partnership may also receive interest payments on its property loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Interest is primarily comprised of fixed rate base interest payments received on the Partnership’s mortgage revenue bonds, PHC Certificates and MBS Securities which provides fairly constant cash receipts.  Certain of the mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying Residential Properties generate excess cash flow.  In addition, the Partnership’s cash is affected when it acquires or disposes of its investments in mortgage revenue bonds.  For additional details, see the Cash Flows from Investing Activities section of the Partnership’s Condensed Consolidated Statement of Cash Flows which is incorporated by reference herein.

Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of the Residential Properties depends on the rental and occupancy rates of the property and on the level of operating expenses. For discussions related to economic risk, see the Market Opportunities section below and also Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Other sources of cash available to the Partnership included proceeds from debt financing, mortgages, and the sale of additional Partnership securities.  On March 31, 2016, the Partnership had outstanding unsecured LOCs of approximately $28.0 million, debt financing of approximately $430.3 million under separate credit facilities, and mortgages payable and other secured financing of approximately $69.1 million secured by six MF Properties.

In March 2016, the Partnership issued, in a private placement, 1.0 million newly-designated non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) which are redeemable and represents limited partnership interests in the Partnership pursuant to a subscription agreement with a financial institution resulting in $10.0 million in aggregate proceeds to the Partnership The Partnership will use the proceeds received in the private placement to acquire mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, student housing, and commercial properties that are likely to receive consideration as “qualified investments” under the Community Reinvestment Act of 1977 (“CRA”), as amended (see Note 18 to the Partnership’s condensed consolidated financial statements).

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

(i) Payment of general, administrative, and operating expenses

The Consolidated VIEs’, which are reported as discontinued operations for the three months ended March 31, 2015, and MF Properties’ primary uses of cash were for operating expenses.  The Partnership also uses cash for general and administrative expenses and to acquire additional investments. For discussions related to economic risk, see the Market Opportunities and Challenges section below and also Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. For additional details, see the Cash Flows from Operating Activities section of the Partnership’s Condensed Consolidated Statements of Cash Flows which are incorporated by reference herein.

(ii) Payment of interest and principal on debt and mortgage financing facilities

The Partnership utilizes leverage for the purpose of enhancing investor returns. Management uses target constraints for each type of short term financing utilized by the Partnership to manage an overall 65% leverage constraint.  The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65%. On March 31, 2016 the overall leverage constraint of the Partnership, total outstanding debt divided by total partnership assets using the par value of the mortgage revenue bonds and the MF Properties at cost, was approximately 64%. For additional details, see the Cash Flows from Financing Activities section of the Partnership’s Condensed Consolidated Statement of Cash Flows which is incorporated by reference herein.

On March 31, 2016, the total costs of borrowing by investment type were as follows:

•	range between approximately 3.4% and 3.7% for the unsecured LOCs;
•	range between approximately 1.7% and 2.4% for the M24, M31, and M33 TEBS facilities;
•	range between approximately 2.8% and 4.5% for the TOB Trusts securitized by mortgage revenue bonds;
•	approximately 2.6% for the PHC Trust Certificates TOB Trusts; and
•	approximately 3.2% to 4.8% for the MF Property mortgages and other secured financing.

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

For the three months ended March 31, 2016 and 2015, the Partnership’s realized CAD per unit was $0.10 and $0.09, respectively.

The Partnership continues to work with the Partnership’s primary lenders to finance a portion of the acquisition of mortgage revenue bonds and believes that upon completion of its current investment and financing plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to the Unitholders at the current level of $0.50 per unit per year without the use of other available cash.  However, if leverage plans are delayed, actual results may vary from current projections.  If the actual CAD generated continues to be less than the regular distribution to Unitholders, such distribution amount may need to be reduced. There is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate.  See additional discussion in the “Cash Available for Distributions” section below.

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

Current credit and real estate market conditions may also create opportunities to acquire quality MF Properties.  The Partnership’s ability to restructure existing debt together with the ability to improve the operations of the multifamily residential properties through an affiliated property management company can position these MF Properties for an eventual financing with mortgage revenue bonds.  The Partnership believes it can selectively acquire MF Properties, restructure debt and improve operations in order to create value to the Unitholders in the form of a strong mortgage bond investment.

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

Some properties have experienced a loss of occupancy due to market conditions. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the stabilized Residential Properties that the Partnership has financed with mortgage revenue bonds was approximately 82% and 90% for the three months ended March 31, 2016 and 2015, respectively.  Overall economic occupancy of the stabilized MF Properties was approximately 90% for the three months ended March 31, 2016 and, 2015. Based on the growth statistics in the markets in which these properties operate, the Partnership expects to see a modest improvement in property operations and profitability.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership’s ability to make distributions to Unitholders.  The Partnership believes that CAD provides relevant information about its operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond issuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with GAAP and deducts Tier 2 income (see Note 2 to the Partnership’s condensed consolidated financial statements) attributable to the Partnership as defined in the Amended and Restated LP Agreement.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income as determined in accordance with GAAP to its CAD):

	For the Three Months Ended March 31,
	2016	2015
Net income - America First Multifamily Investors L.P.	$2,531,700	$2,524,479
Net loss related to VIEs and eliminations due to consolidation	-	146,166
Net income before impact of Consolidated VIE	2,531,700	2,670,645
Change in fair value of derivatives and interest rate derivative amortization	1,110,407	899,873
Depreciation and amortization expense	2,124,898	1,454,179
Amortization of deferred financing costs	532,187	338,599
Redeemable Series A preferred unit distribution and accretion	(1,684)	-
Tier 2 Income distributable to the General Partner (1)	(43,599)	-
Bond purchase premium (discount) amortization (accretion), net of cash received	34,696	18,899
Depreciation and amortization related to discontinued operations	-	2,036
CAD	$6,288,605	$5,384,231
Weighted average number of units outstanding,
basic and diluted	60,252,928	60,252,928
Net income, basic and diluted, per unit	$0.04	$0.04
Total CAD per unit	$0.10	$0.09
Distributions per unit	$0.125	$0.125

(1)

As described in Note 2 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the Unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.  For the three months ended March 31, 2016, the Partnership reported approximately $174,000 of Tier 2 income from Ashley Square, contingent interest income, and 25% of Tier 2 income due to the General Partner is approximately $44,000. For the three months ended March 31, 2015, the Partnership realized no Tier 2 income.

There was no non-recurring CAD per unit earned by the Partnership for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
Total CAD per unit	$0.10	$0.09
Non-recurring CAD per unit total	-	-
Recurring CAD per unit	$0.10	$0.09

Contractual Obligations

As discussed in the Partnership’s Annual Report on Form 10-K, the debt and mortgage obligations of the Partnership consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facilities with Freddie Mac, and payments on the MF Property mortgages payable and other secured financing.

Our contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015, have not materially changed during the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, please see footnote 19 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Partnership’s 2015 Annual Report on Form 10-K.

The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at March 31, 2016:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value(1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
September-10	$31,936,667	3.00%	September-17	$921,000	$24	M24 TEBS	5.0%	Bank of New York Mellon

September-10	$31,936,667	3.00%	September-17	$845,600	$24	M24 TEBS	5.0%	Barclays Bank PLC

September-10	$31,936,667	3.00%	September-17	$928,000	$24	M24 TEBS	5.0%	Royal Bank of Canada

August-13	$93,305,000	1.50%	September-17	$793,000	$5,759	M24 TEBS	3.5%	Deutsche Bank

February-14	$41,250,000	1.00%	March-17	$230,500	$710	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc

July-14	$31,565,000	3.00%	August-19	$315,200	$9,584	M31 TEBS	4.4%	Barclays Bank PLC

July-14	$31,565,000	3.00%	August-19	$343,000	$9,594	M31 TEBS	4.4%	Royal Bank of Canada

July-14	$31,565,000	3.00%	August-19	$333,200	$9,594	M31 TEBS	4.4%	SMBC Capital Markets, Inc

July-15	$28,095,000	3.00%	August-20	$210,000	$36,019	M33 TEBS	4.3%	Wells Fargo Bank

July-15	$28,095,000	3.00%	August-20	$187,688	$36,019	M33 TEBS	4.3%	Royal Bank of Canada

July-15	$28,095,000	3.00%	August-20	$174,900	$36,019	M33 TEBS	4.3%	SMBC Capital Markets, Inc

(1)	For additional details, see Note 16 to the Partnership's consolidated financial statements.

In conjunction with the sale of the MBS Securities the related $11.0 million derivative was sold for its current value which resulted in no cash proceeds to the Partnership and no gain or loss recognized.  See Note 6 to the Partnership condensed consolidated financial statements.

The Partnership contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties.  The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. On March 31, 2016 the fair value of the Decatur Angle swap is a liability of approximately $1.2 million and the fair value of the Bruton swap is a liability of approximately $988,000. The fair value of these swaps has been recorded as a liability on the Partnership’s Condensed Consolidated Balance Sheet.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.  The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $1.1 million and $900,000 for the quarters ended March 31, 2016 and 2015, respectively. The valuation methodology used to estimate the fair value of the Partnership’s interest rate derivative agreements is disclosed in Note 16 to the Partnership’s condensed consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the  Chief Financial Officer have concluded that, as of the end of such period, the Partnership’s current disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  The Chief Executive Officer and Chief Financial Officer have determined that there were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Partnership’s most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” of the Partnership’s 2015 Annual Report on Form 10‑K. There have been no material changes from these previously disclosed risk factors for the quarter ended March 31, 2016 except those as follows:

Holders of the Series A Preferred Units may be required to bear the risks of an investment for an indefinite period of time.

Holders of the Series A Preferred Units may be required to bear the financial risks of an investment in the Series A Preferred Units for an indefinite period of time.  In addition, the Series A Preferred Units will rank junior to all Partnership current and future indebtedness (including indebtedness outstanding under the Partnership’s senior bank credit facility) and other liabilities, and any other senior securities we may issue in the future with respect to assets available to satisfy claims against the Partnership.

The Series A Preferred Units are subordinated to existing and future debt obligations, and the interests could be diluted by the issuance of additional units, including additional Series A Preferred Units, and by other transactions.

The Series A Preferred Units are subordinated to all existing and future indebtedness, including indebtedness outstanding under senior bank credit facility.  As of March 30, 2016, there were outstanding borrowings of approximately $24.0 million and we had the ability to borrow an additional $16 million under our senior bank credit facility.  The Partnership may incur additional debt under its senior bank credit facility or future credit facilities.  The payment of principal and interest on its debt reduces cash available for distribution to Unitholders, including the Series A Preferred Units.

The issuance of additional units pari passu with or senior to the Series A Preferred Units would dilute the interests of the holders of the Series A Preferred Units, and any issuance of senior securities, parity securities, or additional indebtedness could affect the Partnership’s ability to pay distributions on or redeem the Series A Preferred Units.

Holders of Series A Preferred Units have extremely limited voting rights.

The voting rights as a holder of Series A Preferred Units will be extremely limited.  Our BUCs are the only class of our partnership interests carrying full voting rights.

Holders of Series A Preferred Units generally have no voting rights.

There is no public market for the Series A Preferred Units, which may prevent an investor from liquidating its investment.

The Series A Preferred Units have been, and are being offered in a private placement and have not registered the Series A Preferred Units with the SEC or any state securities commission.  The Series A Preferred Units may not be resold unless the Partnership registers the securities with the SEC or an exemption from the registration requirement is available.  It is not expected that any market for the Series A Preferred Units will develop or be sustained in the future.  The lack of any public market for the Series A Preferred Units severely limits the ability to liquidate the investment, except for the right to put the Series A Preferred Units to the Partnership under certain circumstances.

Market interest rates may adversely affect the value of the Series A Preferred Units.

One of the factors that will influence the value of the Series A Preferred Units will be the distribution rate on the Series A Preferred Units (as a percentage of the price of the units) relative to market interest rates.  An increase in market interest rates, which are currently at low levels relative to historical rates, may lower the value of the Series A Preferred Units and also would likely increase the Partnership’s borrowing costs.

Holders of Series A Preferred Units may have liability to repay distributions.

Under certain circumstances, holders of the Series A Preferred Units may have to repay amounts wrongfully returned or distributed to them.  Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution if the distribution would cause the Partnership’s liabilities to exceed the fair value of its assets.  Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount.  A purchaser of Series A Preferred Units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our Amended and Restated LP Agreement.

Risks Relating to the Partnership’s Investment Objective and Principal Investment Strategies

The Partnership’s portfolio investment decisions may create CRA strategy risks.

Portfolio investment decisions take into account the Partnership’s goal of holding mortgage revenue bonds and other securities in designated geographic areas and will not be exclusively based on the investment characteristics of such assets, which may or may not have an adverse effect on the Partnership’s investment performance.  CRA qualified assets in geographic areas sought by the Partnership may not provide as favorable return as CRA qualified assets in other geographic areas.  The Partnership may sell assets for reasons relating to CRA qualification at times when such sales may not be desirable, and may hold short-term investments that produce relatively low yields pending the selection of long-term investments believed to be CRA-qualified.

There is no guarantee investors will receive CRA credit for their investment in the Series A Preferred Units.

The CRA requires the three federal bank supervisory agencies, the FRB, the OCC, and the FDIC, to encourage the institutions they regulate to help meet the credit needs of their local communities, including low- and moderate-income neighborhoods.  Each agency has promulgated rules for evaluating and rating an institution’s CRA performance which, as the following summary indicates, vary according to an institution’s asset size.  An institution’s CRA performance can also be adversely affected by evidence of discriminatory credit practices regardless of its asset size.

For an institution to receive CRA credit with respect to an investment in the Series A Preferred Units, the Partnership must hold CRA-qualifying investments that relate to the institution’s delineated CRA assessment area.  The Partnership expects that an investment in its units will be considered a qualified investment under the CRA, but neither the Partnership nor the General Partner has received an interpretative letter from the Federal Financial Institutions Examination Council (“FFIEC”) stating that an investment in the Partnership is considered eligible for regulatory credit under the CRA.  Moreover, there is no guarantee that future changes to the CRA or future interpretations by the FFIEC will not affect the continuing eligibility of the Partnership’s investments.  So that the Partnership itself may be considered a qualified investment, the Partnership will seek to invest only in investments that meet the prevailing community investing standards put forth by U.S. regulatory agencies.

In this regard, the Partnership expects that a majority of its investments will be considered eligible for regulatory credit under the CRA, but there is no guarantee that an investor will receive CRA credit for its investment in the Series A Preferred Units.  For example, a state banking regulator may not consider the Partnership eligible for regulatory credit.  If CRA credit is not given, there is a risk that an investor may not fulfill its CRA requirements.

There is no guarantee that the assets held by the Partnership will be considered qualified investments under the CRA by the bank regulatory authorities.

In most cases, “qualified investments,” as defined by the CRA, are required to be responsive to the community development needs of a financial institution’s delineated CRA assessment area or a broader statewide or regional area that includes the institution’s assessment area.  For an institution to receive CRA credit with respect to the Series A Preferred Units, the Partnership must hold CRA qualifying investments that relate to the institution’s assessment area.

As defined in the CRA, qualified investments are any lawful investments, deposits, membership shares, or grants that have as their primary purpose community development.  The term “community development” is defined in the CRA as: (1) affordable housing (including multifamily rental housing) for low- to moderate-income individuals; (2) community services targeted to low- or moderate-income individuals; (3) activities that promote economic development by financing businesses or farms that meet the size eligibility standards of 13 C.F.R. §121.802(a)(2) and (3) or have gross annual revenues of $1 million or less; or (4) activities that revitalize or stabilize low- or moderate-income geographies, designated disaster areas, or distressed or underserved non-metropolitan middle-income geographies designated by the federal banking regulators.

 Investments are not typically designated as qualifying investments at the time of issuance by any governmental agency.  Accordingly, the General Partner must evaluate whether each potential investment may be qualifying investments with respect to a specific Unitholder.  The final determinations that assets held by the Partnership are qualifying investments are made by the federal and, where applicable, state bank supervisory agencies during their periodic examinations of financial institutions.  There is no assurance that the agencies will concur with the General Partner’s evaluation of any of the Partnership’s assets as qualifying investments.

Each investor will be a limited partner of the Partnership, not just of the investments in its Designated Target Region(s).  The financial returns on an investor’s investment will be determined based on the performance of all the assets in the Partnership’s geographically diverse portfolio, not just by the performance of the assets in the Designated Target Region(s) selected by the investor.

In determining whether a particular investment is qualified, the General Partner will assess whether the investment has as its primary purpose community development.  The General Partner will consider whether the investment: (1) provides affordable housing for low- to moderate-income individuals; (2) provides community services targeted to low- to moderate-income individuals; (3) funds activities that (a) finance businesses or farms that meet the size eligibility standards of the Small Business Administration’s Development Company or Small Business Investment Company programs or have annual revenues of $1 million or less and (b) promote economic development; or (4) funds activities that revitalize or stabilize low- to moderate-income areas.  For institutions whose primary regulator is the FRB, OCC, or FDIC, the General Partner may also consider whether an investment revitalizes or stabilizes a designated disaster area or an area designated by those agencies as a distressed or underserved non-metropolitan middle-income area.

An activity may be deemed to promote economic development if it supports permanent job creation, retention, and/or improvement for persons who are currently low- to moderate-income, or supports permanent job creation, retention, and/or improvement in low- to moderate-income areas targeted for redevelopment by federal, state, local, or tribal governments.  Activities that revitalize or stabilize a low- to moderate-income geography are activities that help attract and retain businesses and residents.  The General Partner maintains documentation, readily available to a financial institution or an examiner, supporting its determination that a Partnership asset is a qualifying investment for CRA purposes.

There may be a time lag between sale of the Series A Preferred Units and the Partnership’s acquisition of a significant volume of investments in a particular geographic area.  The length of time will depend upon the depth of the market for CRA qualified investments in the relevant areas.  In some cases, the General Partner expects that CRA qualified investments will be immediately available.  In others, it may take weeks or months to acquire a significant volume of CRA qualified investments in a particular area.  The General Partner believes that investments in the Series A Preferred Units during these time periods will be considered CRA qualified investments, provided the purpose of the Partnership includes serving the investing institution’s assessment area(s) and the Partnership is likely to achieve a significant volume of investments in the region after a reasonable period of time.  As the Partnership continues to operate, it may dispose of assets that were acquired for CRA qualifying purposes, in which case the General Partner will normally attempt to acquire a replacement asset that would be a qualifying investment.

Obligations of U.S. Government agencies, authorities, instrumentalities, and sponsored enterprises (such as Fannie Mae and Freddie Mac) have historically involved little risk of loss of principal if held to maturity.  However, the maximum potential liability of the issuers of some of these securities may greatly exceed their current resources and no assurance can be given that the U.S. Government would provide financial support to any of these entities if it is not obligated to do so by law.

The investment in the Series A Preferred Units is not a deposit or obligation of, or insured or guaranteed by, any entity or person, including the U.S. Government and the FDIC.  An investment in the Partnership may be particularly appropriate for banks and other financial institutions that are subject to the CRA; institutional investors, such as pension plans, that find the Partnership meets their asset management needs; and socially responsible investors who desire to channel their investments in ways that help communities.  The value of the Partnership’s assets will vary, reflecting changes in market conditions, interest rates, and other political and economic factors.  There is no assurance that the Partnership can achieve its investment objective, since all investments are inherently subject to market risk.  There also can be no assurance that either the Partnership’s investments or units of the Partnership will receive investment test credit under the CRA.

The Partnership faces legislative and regulatory risks in connection with its assets and operations, including under the CRA.

Many aspects of the Partnership’s investment objectives are directly affected by the national and local legal and regulatory environments.  Changes in laws, regulations, or the interpretation of regulations could all pose risks to the successful realization of the Partnership’s investment objectives.

It is not known what changes, if any, may be made to the CRA in the future and what impact these changes could have on regulators or the various states that have their own versions of the CRA.  Changes in the CRA might affect Partnership operations and might pose a risk to the successful realization of the Partnership’s investment objectives.  In particular, repeal of the CRA would significantly reduce the attractiveness of an investment in the Partnership’s units for regulated investors.  There is no guarantee that an investor will receive CRA credit for is investment in the Series A Preferred Units.  If CRA credit is not given, there is a risk that an investor may not fulfill its CRA obligations.

Item 6. Exhibits.

The following exhibits are filed as required by Item 15(a)(3) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1  America First Multifamily Investors, L.P. First Amended and Restated Agreement of Limited Partnership dated as of September 15, 2015 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed by the registrant with the Commission on September 18, 2015).

3.2  First Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated March 30, 2016 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on March 31, 2016).

10.1  First Amendment to Credit Agreement dated January 7, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on January 13, 2016).

10.2  Waiver Letter dated January 7, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on January 13, 2016).

10.3  Second Amendment to Credit Agreement dated February 10, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on February 17, 2016).

10.4  Form of Restricted Unit Award Agreement under the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to Form S-8 (Reg. No. 333-209811), filed by the Partnership on February 29, 2016).

10.5  Form of Phantom Unit Award Agreement under the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.9 to Form S-8 (Reg. No. 333-209811), filed by the Partnership on February 29, 2016).

10.6  Series A Preferred Units Subscription Agreement.

31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: May 2, 2016	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: May 2, 2016	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer