Form 10-Q
period 2016-06-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2016-08-05
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

These forward-looking statements are subject, but not limited, to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds;
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	the general level of interest rates;
•	our ability to use borrowings to finance our assets;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s Capital Fund Program (“HUD”);
•	appropriations risk related to funding of Federal housing programs, including HUD Section 8; and
•	changes in government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of the America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in the Quarterly Report on Form 10-Q for the three months ended March 31, 2016,  which are incorporated by reference herein, and in Item 1A of Part II of this document.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
Assets	Unaudited
Cash and cash equivalents	$43,013,538	$17,035,782
Restricted cash	9,563,167	8,950,374
Interest receivable	5,781,748	5,220,859
Mortgage revenue bonds held in trust, at fair value (Note 5)	587,291,915	536,316,481
Mortgage revenue bonds, at fair value (Note 5)	61,105,457	47,366,656
Public housing capital fund trusts, at fair value (Note 6)	62,180,059	60,707,290
Mortgage-backed securities, at fair value (Note 7)	-	14,775,309
Real estate assets: (Note 8)
Land and improvements	14,946,348	16,622,345
Buildings and improvements	105,768,345	124,906,654
Real estate assets before accumulated depreciation	120,714,693	141,528,999
Accumulated depreciation	(13,682,124)	(14,532,168)
Net real estate assets	107,032,569	126,996,831
Investment in an unconsolidated entity (Note 9)	3,463,215	-
Property loans, net of loan loss allowance (Note 10)	28,603,951	22,775,709
Assets held for sale, net (Note 11)	13,745,698	14,020,559
Other assets (Note 13)	23,907,596	12,944,633
Total Assets	$945,688,913	$867,110,483

Liabilities
Accounts payable, accrued expenses and other liabilities	$6,546,162	$5,667,948
Income taxes payable	4,100,000	-
Distribution payable	9,683,408	8,759,343
Unsecured lines of credit (Note 15)	23,997,000	17,497,000
Debt financing, net (Note 16)	430,063,339	451,496,716
Mortgages payable and other secured financing (Note 17)	52,067,325	69,247,574
Derivative swap, at fair value (Note 19)	2,647,457	1,317,075
Total Liabilities	529,104,691	553,985,656

Commitments and Contingencies (Note 21)

Redeemable Series A preferred units, approximately $23.9 million redemption value, 10.0 million authorized, 2.4 million and 0.0 million issued and outstanding, respectively (Note 22)	23,819,869	-

Partnersʼ Capital
General Partner (Note 1)	1,195,475	399,077
Beneficial Unit Certificate holders	391,563,505	312,720,264
Total Partnersʼ Capital	392,758,980	313,119,341
Noncontrolling interest (Note 8)	5,373	5,486
Total Capital	392,764,353	313,124,827
Total Liabilities and Partnersʼ Capital	$945,688,913	$867,110,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Property revenues	$4,994,868	$4,086,061	$10,068,972	$8,388,362
Investment income	9,009,907	9,388,661	18,167,141	17,368,445
Contingent interest income	45,000	-	219,396	-
Other interest income	883,346	227,383	1,397,471	451,923
Total revenues	14,933,121	13,702,105	29,852,980	26,208,730
Expenses:
Real estate operating (exclusive of items shown below)	2,369,455	2,275,275	5,006,132	4,746,305
Provision for loss on receivables	-	98,431	-	98,431
Impairment expense	61,506	-	61,506	-
Depreciation and amortization	1,806,732	1,436,585	3,931,630	2,890,764
Amortization of deferred financing costs	392,493	306,732	924,680	645,331
Interest	4,322,054	2,993,134	9,092,189	6,929,310
General and administrative	2,764,981	2,026,115	5,097,352	3,833,596
Total expenses	11,717,221	9,136,272	24,113,489	19,143,737
Other Income:
Gain on sale of MF Properties	12,442,929	3,417,462	12,442,929	3,417,462
Gain on sale of securities	-	-	8,097	-
Income before income taxes	15,658,829	7,983,295	18,190,517	10,482,455
Income tax expense	4,653,000	-	4,653,000	-
Income from continuing operations	11,005,829	7,983,295	13,537,517	10,482,455
Income from discontinued operations	-	238,287	-	262,715
Net income	11,005,829	8,221,582	13,537,517	10,745,170
Net (loss) income attributable to noncontrolling interest	(101)	311	(113)	(580)
Partnership net income	11,005,930	8,221,271	13,537,630	10,745,750
Redeemable Series A preferred unit distribution and accretion	(124,982)	-	(126,666)	-
Net income available to Partners	$10,880,948	$8,221,271	$13,410,964	$10,745,750

Net income (loss) available to Partners and noncontrolling interest allocated to:
General Partner	$2,121,913	$901,724	$2,189,068	$928,430
Limited Partners - Unitholders	8,759,035	7,251,593	11,221,896	9,895,532
Unallocated loss of Consolidated VIEs	-	67,954	-	(78,212)
Noncontrolling interest	(101)	311	(113)	(580)
	$10,880,847	$8,221,582	$13,410,851	$10,745,170
Unitholdersʼ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.15	$0.12	$0.19	$0.16
Income from discontinued operations	-	-	-	-
Net income, basic and diluted, per unit	$0.15	$0.12	$0.19	$0.16
Distributions declared, per unit	$0.125	$0.125	$0.25	$0.25
Weighted average number of units outstanding, basic and diluted	60,252,928	60,252,928	60,252,928	60,252,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$11,005,829	$8,221,582	$13,537,517	$10,745,170
Reversal of net unrealized gain on sale of securities	-	-	(236,439)	-
Unrealized gain (loss) on securities	59,834,329	(17,206,872)	72,171,756	(18,264,107)
Unrealized gain (loss) on bond purchase commitments	9,996,646	(4,320,189)	11,584,459	(4,896,414)
Comprehensive income (loss)	80,836,804	(13,305,479)	97,057,293	(12,415,351)
Comprehensive income (loss) allocated to noncontrolling interest	(101)	311	(113)	(580)
Partnership comprehensive income (loss)	$80,836,905	$(13,305,790)	$97,057,406	$(12,414,771)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 and 2015

(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$399,077	60,252,928	$312,720,264	$5,486	$313,124,827	$60,963,687
Reversal of net unrealized gain on sale of securities	(2,364)		(234,075)		(236,439)	(236,439)
Distributions paid or accrued	(2,227,869)		(15,063,232)	-	(17,291,101)	-
Net income (loss) allocable to Partners	2,189,068		11,221,896	(113)	13,410,851	-
Unrealized gain on securities	721,718		71,450,038	-	72,171,756	72,171,756
Unrealized gain on bond purchase commitment	115,845		11,468,614	-	11,584,459	11,584,459
Balance at June 30, 2016	$1,195,475	60,252,928	$391,563,505	$5,373	$392,764,353	$144,483,463

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$578,238	60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418
Distributions paid or accrued	(980,629)		(15,063,232)	-	-	(16,043,861)	-
Sale of MF Property	-		-	-	12,749	12,749	-
Net income (loss)	928,430		9,895,532	(78,212)	(580)	10,745,170	-
Unrealized loss on securities	(182,641)		(18,081,466)	-	-	(18,264,107)	(18,264,107)
Unrealized loss on bond purchase commitments	(48,964)		(4,847,450)	-	-	(4,896,414)	(4,896,414)
Balance at June 30, 2015	$294,434	60,252,928	$302,360,501	$(21,169,668)	$(3,826)	$281,481,441	$28,537,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,537,517	$10,745,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,931,630	3,129,884
Gain on sale of MF Property	(12,442,929)	(3,417,462)
Gain on sale of securities	(8,097)	-
Non-cash loss on derivatives	1,641,796	701,130
Bond premium/discount amortization	(73,805)	(73,787)
Amortization of deferred financing costs	924,680	645,331
Deferred income tax benefit and current income tax expense	4,653,000	-
Change in preferred return receivable from unconsolidated entity	(90,876)	-
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(560,889)	(1,204,664)
(Increase) Decrease in other assets	133,327	33,095
(Decrease) Increase in accounts payable and accrued expenses	(377,158)	496,386
Net cash provided by operating activities	11,268,196	11,055,083
Cash flows from investing activities:
Capital expenditures	(362,841)	(1,166,051)
Acquisition of mortgage revenue bonds	(11,500,000)	(131,485,000)
Restructure and acquisition of interest rate derivative	-	10,500
Proceeds from sale of MF Property	30,200,000	10,696,510
Proceeds from sale of mortgage revenue bond	9,295,000	-
Proceeds from the sale of MBS Securities	14,997,069	-
Contributions to an unconsolidated entity	(3,372,339)	-
Restricted cash - debt collateral paid	(1,674,484)	-
Restricted cash - debt collateral released	935,022	6,222,977
Principal payments received on mortgage revenue bonds	7,346,473	16,182,752
Decrease (increase) in restricted cash	126,669	(42,138)
Acquisition of taxable bonds	-	(500,000)
Principal payments received on taxable loans	-	70,819
Assets purchased - held for investment	-	(166,112)
Funding of notes receivable	(5,836,758)	(3,376,531)
Repayments of notes receivable	8,516	-
Net cash provided by (used in) investing activities	40,162,327	(103,552,274)
Cash flows from financing activities:
Distributions paid	(16,368,703)	(15,225,083)
Proceeds from the sale of redeemable Series A Preferred Units	23,869,000	-
Payment of offering costs related to the sale of redeemable Series A preferred units	(44,427)	-
Principal payments on debt financing	(22,190,196)	(27,498,106)
Principal borrowing on other secured financing	-	48,285,000
Principal payments on mortgages payable	(17,295,585)	(8,012,906)
Principal borrowing on unsecured lines of credit	19,987,639	61,764,261
Principal payments on unsecured lines of credit	(13,487,639)	(12,931,000)
Decrease in security deposit liability related to restricted cash	126,970	42,138
Debt financing and other deferred costs	(49,826)	(479,278)
Net cash (used in) provided by financing activities	(25,452,767)	45,945,026
Net increase (decrease) in cash and cash equivalents	25,977,756	(46,552,165)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of assets held for sale and discontinued operations of $0 and $35,772, respectively	17,035,782	49,193,343
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0 and $12,364, respectively	$43,013,538	$2,641,178

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,519,155	$6,236,193
Supplemental disclosure of non cash investing and financing activities:
Distributions declared but not paid	$9,808,407	$8,436,168
Capital expenditures financed through accounts payable	$16,646	$78,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

1. Basis of Presentation

General

America First Multifamily Investors, L.P. (the “Company” or “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership expects and believes the interest earned on these mortgage revenue bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which may or may not be financed by mortgage revenue bonds held by the Partnership.   The Partnership may acquire real estate securing its mortgage revenue bonds or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in mortgage revenue bonds issued to finance these properties or to operate the MF Property until its “highest and best use” can be determined by management. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code (“LIHTCs”) or to a tax-exempt organization and to acquire mortgage revenue bonds on these properties to provide debt financing to the new owners.

The general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“Unitholders”). In March and May of 2016, the Partnership issued, in a private placement, approximately 1.0 and 1.4 million, respectively, of newly-designated non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) which are redeemable and represent limited partnership interests in the Partnership pursuant to a subscription agreement with two financial institutions resulting in approximately $23.9 million in aggregate proceeds to the Partnership (Note 22).

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. The “wholly-owned subsidiaries” include the MF Properties owned by a limited partnership in which one of the wholly-owned subsidiaries (“The Greens Hold Co”) holds a 99% limited partner interest. All intercompany transactions are eliminated.  On June 30, 2016, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created in 2010 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with Freddie Mac (Note 16).

•

ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS Financing, (“M31 TEBS Financing”) with Freddie Mac (Note 16).

•

ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created in 2015 to hold mortgage revenue bonds in order to facilitate the third TEBS Financing (“M33 TEBS Financing”), with Freddie Mac (Note 16).

•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership committed to loan money or provide equity for the development of multifamily properties (Notes 9 and 10).
•	Seven MF Properties which are either wholly or majority owned by the Partnership or subsidiaries of the Partnership (Notes 8 and 11).

For the three and six months ended June 30, 2015, two properties, Bent Tree and Fairmont Oaks, in which the Partnership did not hold an ownership interest but which owned multifamily properties financed with mortgage revenue bonds owned by the Partnership were variable interest entities (“VIEs”) and were sold in the fourth quarter of 2015.  The Partnership had been determined to be the primary beneficiary of these VIEs, the “Consolidated VIEs”. The Partnership determined the sales qualified to be presented as discontinued operations. As such, the results of operations for the three and six months ended June 30, 2015 are presented as discontinued operations and all other significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation (Notes 4 and 8).

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

Investment in an unconsolidated entity

During the six months ended June 30, 2016, the Partnership made an initial investment in and committed to invest, through its wholly owned subsidiary, ATAX Vantage Holdings, LLC, in Vantage Corpus Christi Holdings, LLC (“Vantage”), holding a limited membership interest in the entity. The investment will be used to assist with the construction of a multifamily property. The Partnership does not have a controlling interest in Vantage and therefore, accounts for its limited partnership interest under the equity method of accounting.  The Partnership earns a return on its investment accruing immediately on its contributed capital which is guaranteed by an unrelated third party.  Due to the guarantee, cash flows are expected to be sufficient to make the payments, therefore, the Partnership records the return on the investment earned by the Partnership as investment income in the Partnership’s Condensed Consolidated Statements of Operations (Note 9).

Assets held for sale

In July 2016, one of the MF Properties, Woodland Park, was sold to an unrelated third party. The Partnership determined the transaction met the accounting guidance as an asset held for sale on June 30, 2016. As such, Woodland Park’s real estate assets, net of accumulated depreciation, are reported as assets held for sale, net, for all periods presented.  Management also reviewed the discontinued operations accounting guidance and determined the sale did not qualify as a discontinued operation (Note 11).

Redeemable Series A preferred units

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

The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or holder. Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder of Series A Preferred Units will have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions. The Series A Preferred Units are recorded as mezzanine equity due to the holder’s redemption option which is outside the Partnership’s control. In addition, the costs of issuing the Series A Preferred Units are netted against the carrying value and amortized over the period until the first redemption date (Note 22).

Estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These condensed consolidated financial statements and notes have been prepared consistently with the 2015 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position on June 30, 2016, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Income Taxes

The Greens Hold Co, a wholly-owned subsidiary of the Partnership, is a corporation which is subject to federal and state income taxes.  Accordingly, the Partnership will recognize income tax expense or benefit for the federal and state income taxes incurred by The Greens Hold Co on the Partnership’s condensed consolidated financial statements. However, no provision is necessary, or has been recorded, for the Partnership excluding The Greens Hold Co as the Unitholders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes.

The Partnership evaluates its tax positions taken in the Partnership’s condensed consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, the Partnership may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities.

Deferred income tax expense or benefit is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes) and the utilization of tax net operating losses (“NOL”) generated in prior years that had been previously recognized as deferred income tax assets. The Partnership provides for a valuation allowance for deferred income tax assets if it believes all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred tax expense (Note 12).

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.

In the first quarter of 2016, the Partnership began to classify its amortization of deferred financing costs as a separate line within the Partnership’s Condensed Consolidated Statements of Operations. Previously this amount had been classified within depreciation and amortization. Accordingly, for the three and six months ended June 30, 2015, the Partnership has reclassified the amortization of deferred financing costs and has included them in conformity for the periods presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

In the second quarter of 2016, the Partnership began to classify its property loans net of loan losses as a separate line item within the Partnership’s Condensed Consolidated Balance Sheets. Previously this amount had been classified within Other assets. Accordingly, on June 30, 2016 and December 31, 2015, the Partnership has reclassified the property loans net of loan losses and has included them in conformity for the periods presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

Recently Issued Accounting Pronouncements, Adopted and Pending

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, which requires a financial asset to be measured at amortized cost basis and presented at the net amount expected to be collected, utilizing a valuation account. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses during the period.  The guidance in ASU 2016-13 is effective for all public entities for fiscal years beginning after December 15, 2019. The Partnership has not elected early adoption, would apply this guidance prospectively, and is currently assessing the impact of the adoption of this pronouncement on the Partnership’s condensed consolidated financial statements.

In August, 2015 and March through May 2016, the FASB issued ASU 2015-14, ASU 2016-12, ASU 2016-10, and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance on the narrow-scope improvements and practical expedients, identifies revenue performance obligations and licensing, and defines principal versus agent considerations when reporting revenue gross versus net. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. In addition, the guidance has extended the due date for one year from the effective date of ASU 2014-09, and as such, these ASUs are effective for all entities for fiscal years beginning after December 15, 2017. The Partnership has not elected early adoption, would apply this guidance prospectively, and is currently assessing the impact of the adoption of this pronouncement on the Partnership’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)”, which simplifies the accounting for share-based payment awards to employees. The guidance in ASU 2016-09 is effective for all public entities for fiscal years beginning after December 15, 2016. The Partnership has not elected early adoption, would apply this guidance prospectively, and is currently assessing the impact of the adoption of this pronouncement on the Partnership’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323)”, which simplifies the accounting for equity method investments. ASU 2016-07 eliminates the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment previously accounted for under the cost method of accounting qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The guidance in ASU 2016-07 is effective for all entities for fiscal years beginning after December 15, 2016. The Partnership has not elected early adoption, and, would apply this guidance prospectively. The Partnership currently does not have an investment accounted for under the cost method of accounting.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815)”, which refers to replacing one counterparty to a derivative instrument with a new counterparty. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continues to be met. For public business entities, the guidance in ASU 2016-05 will be effective for financial statements issued for fiscal years beginning after December 15, 2016. The Partnership has not elected early adoption, would apply this guidance prospectively, and is evaluating the impact of the adoption of this pronouncement on the Partnership’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which revises this topic and will require a re-evaluation of lessee and lessor accounting models for capital and operating leases.  In addition, the guidance in ASU 2016-02 includes embedded lease arrangements, lease terms and incentives, sale-leaseback agreements, and related disclosures. The guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Partnership would apply this guidance retrospectively and is currently assessing the impact of the adoption of this pronouncement on the Partnership’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10)”, which amends this subtopic to simplify and clarify the recognition, measurement, presentation, and disclosure of financial instruments. The guidance in the ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership is currently assessing the impact of the adoption of this pronouncement on the Partnership’s condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”.   ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Partnership is evaluating the impact of this pronouncement on the Partnership’s condensed consolidated financial statements.

3. Partnership Income, Expenses and Cash Distributions

The Amended and Restated LP Agreement of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of BUCs held by each Unitholder on that date. For purposes of the Amended and Restated LP Agreement, cash distributions, if any, received by the Partnership from its investment in MF Properties (Note 8) will be included in the Partnership’s Net Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Net Residual Proceeds.

Series A Preferred Units were created pursuant to the First Amendment to the Amended and Restated LP Agreement (the “First Amendment”), which became effective on March 30, 2016.  This Amendment was filed as Exhibit 3.1 to Form 8-K filed on March 31, 2016 and is incorporated by reference herein.

Cash distributions are currently made on a quarterly basis. AFCA 2 can elect to make distributions on a monthly or semi-annual basis.  On each distribution date, Net Interest Income is distributed 99% to the Unitholders and 1% to AFCA 2 and Net Residual Proceeds are distributed 100% to Unitholders except that Net Interest Income and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the mortgage revenue bonds on a cumulative basis (defined as Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2), respectively) are distributed 75% to the Unitholders and 25% to AFCA 2.

4. Variable Interest Entities

In the first quarter of 2016, the Partnership made an equity investment in Vantage. The Partnership determined its limited membership interest in Vantage is a variable interest, but it is not the primary beneficiary of the entity. Vantage is a VIE at June 30, 2016.

The Partnership determined the TOB Trusts and TEBs Financings are VIEs and the Partnership is the primary beneficiary of each of the Trusts.  As a result, the Partnership reports the TOB Trusts and TEBs Financings on a consolidated basis and the senior floating-rate participation interests (“SPEARS”) related to the TOB Trusts and the mortgage revenue bonds and related Class A Certificates related to the TEBs Financings as secured debt financings. In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The executed agreements related to the TOB Trusts and TEBs Financings stipulates the Partnership has the sole right to cause the Trusts to sell the underlying assets. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

Prior to 2016, the Partnership concluded it was the primary beneficiary of two properties, Bent Tree and Fairmont Oaks, and reported these properties as Consolidated VIEs. The Partnership did not hold an ownership interest but owned the mortgage revenue bonds which financed these two properties. In the fourth quarter of 2015, the two properties were sold and as a result, these entities met the criteria for discontinued operations presentation in the Partnership’s condensed consolidated financial statements for the three and six months ended June 30, 2015.  Upon the sale of the two properties, the Partnership eliminated the Consolidated VIE segment in the fourth quarter of 2015 (Note 24).

The following table presents information regarding the Partnership’s variable interests in VIEs held by the Partnership on June 30, 2016 and December 31, 2015 that the Partnership did not consolidate:

	Maximum Exposure to Loss
	June 30, 2016	December 31, 2015
Mortgage revenue bonds	$104,532,460	$103,483,793
Property loans	$15,820,259	$19,464,977
Investment in an unconsolidated entity	$3,463,215	$-

The mortgage revenue bonds are classified on the Condensed Consolidated Balance Sheet as available-for-sale investments and are carried at fair value while property loans are presented on the balance sheet at the unpaid principal less any loan loss allowances.  See Note 5 for additional information regarding the mortgage revenue bonds and Note 10 for additional information regarding the property loans.  The maximum exposure to loss for the mortgage revenue bonds is equal to the unpaid principal balance on June 30, 2016 and December 31, 2016. The maximum exposure to loss on the property loans at June 30, 2016 and December 31, 2015 is equal to the unpaid principal balance plus accrued interest.  The difference between the mortgage revenue bond’s carrying value and the maximum exposure to loss is a function of the unrealized gains or losses on the mortgage revenue bonds.  The difference between the property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been previously recorded against the outstanding property loan balances.

5. Investments in Mortgage Revenue Bonds

Mortgage revenue bonds owned by the Partnership have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties.  Mortgage revenue bonds are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 16). The Partnership had the following investments in mortgage revenue bonds on June 30, 2016 and December 31, 2015:

	June 30, 2016
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$498,774	$-	$5,168,774
Harden Ranch - Series A (3)	CA	6,944,405	1,227,246	-	8,171,651
Montclair Apartments - Series A (4)	CA	2,530,000	340,097	-	2,870,097
Santa Fe Apartments - Series A (4)	CA	3,065,000	464,138	-	3,529,138
Tyler Park Townhomes - Series A (3)	CA	6,052,204	561,638	-	6,613,842
Westside Village Market - Series A (3)	CA	3,955,103	386,514	-	4,341,617
Lake Forest (1)	FL	8,705,000	2,042,441	-	10,747,441
Ashley Square (1)	IA	5,069,000	862,753	-	5,931,753
Brookstone (1)	IL	7,466,415	2,847,137	-	10,313,552
Copper Gate Apartments (3)	IN	5,185,000	1,294,228	-	6,479,228
Renaissance - Series A (4)	LA	11,400,429	2,830,779	-	14,231,208
Live 929 Apartments (2)	MD	40,734,483	12,548,602	-	53,283,085
Woodlynn Village (1)	MN	4,331,000	1,275,826	-	5,606,826
Greens Property - Series A (3)	NC	8,252,000	2,364,424	-	10,616,424
Silver Moon - Series A (4)	NM	7,958,913	1,826,837	-	9,785,750
Ohio Properties - Series A (1)	OH	14,263,000	5,014,838	-	19,277,838
Bridle Ridge (1)	SC	7,565,000	2,236,819	-	9,801,819
Columbia Gardens (2)	SC	15,219,410	1,139,508	-	16,358,918
Cross Creek (1)	SC	6,112,742	4,064,771	-	10,177,513
The Palms at Premier Park Apartments (3)	SC	19,915,355	5,290,046	-	25,205,401
Willow Run (2)	SC	15,219,338	1,122,876	-	16,342,214
Arbors at Hickory Ridge (3)	TN	11,518,875	3,126,099	-	14,644,974
Pro Nova 2014-1 (2)	TN	10,043,442	1,781,758	-	11,825,200
Avistar at Chase Hill - Series A (3)	TX	9,890,950	2,283,756	-	12,174,706
Avistar at the Crest - Series A (3)	TX	9,594,222	2,447,726	-	12,041,948
Avistar at the Oaks - Series A (3)	TX	7,744,004	1,929,740	-	9,673,744
Avistar at the Parkway - Series A (4)	TX	13,300,000	2,064,647	-	15,364,647
Avistar in 09 - Series A (3)	TX	6,686,648	1,666,255	-	8,352,903
Avistar on the Boulevard - Series A (3)	TX	16,344,793	4,169,968	-	20,514,761
Avistar on the Hills - Series A (3)	TX	5,350,313	1,377,357	-	6,727,670
Bella Vista (1)	TX	6,365,000	1,837,512	-	8,202,512
Bruton Apartments (2)	TX	18,145,000	3,625,651	-	21,770,651
Concord at Gulfgate - Series A (2)	TX	17,060,000	3,166,706	-	20,226,706
Concord at Little York - Series A (2)	TX	12,480,000	2,316,547	-	14,796,547
Concord at Williamcrest - Series A (2)	TX	18,020,000	3,668,443	-	21,688,443
Decatur Angle (2)	TX	23,000,000	3,680,548	-	26,680,548
Heritage Square - Series A (4)	TX	11,185,000	2,762,703	-	13,947,703
Runnymede (1)	TX	10,300,000	2,364,880	-	12,664,880
Southpark (1)	TX	11,838,368	6,538,686	-	18,377,054
Vantage at Harlingen - Series B (4)	TX	24,575,000	5,261,111	-	29,836,111
Vantage at Judson -Series B (4)	TX	26,457,837	6,468,281	-	32,926,118
Mortgage revenue bonds held in trust		$474,513,249	$112,778,666	$-	$587,291,915

(1)	Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 16
(2)	Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 16
(3)	Mortgage revenue bonds owned by ATAX TEBS II, LLC, Note 16
(4)	Mortgage revenue bonds owned by ATAX TEBS III, LLC, Note 16

	June 30, 2016
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Seasons at Simi Valley	CA	$6,320,000	$880,895	$-	$7,200,895
Sycamore Walk	CA	5,447,000	411,805	-	5,858,805
Greens Property - Series B	NC	941,887	245,283	-	1,187,170
Ohio Properties - Series B	OH	3,556,140	965,230	-	4,521,370
Companion at Thornhill Apartments	SC	11,500,000	3,005,857	-	14,505,857
Avistar at Chase Hill - Series B	TX	959,853	208,115	-	1,167,968
Avistar at the Crest - Series B	TX	754,952	173,648	-	928,600
Avistar at the Oaks - Series B	TX	552,067	127,771	-	679,838
Avistar at the Parkway - Series B	TX	125,000	8,892	-	133,892
Avistar in 09 - Series B	TX	455,406	105,399	-	560,805
Avistar on the Boulevard - Series B	TX	448,594	103,183	-	551,777
Concord at Gulfgate - Series B	TX	2,125,000	276,129	-	2,401,129
Concord at Little York - Series B	TX	960,000	124,741	-	1,084,741
Concord at Williamcrest - Series B	TX	2,800,000	363,838	-	3,163,838
Crossing at 1415	TX	7,925,000	1,227,108	-	9,152,108
Heights at 515	TX	6,945,000	1,061,664	-	8,006,664
Mortgage revenue bonds held by the Partnership		$51,815,899	$9,289,558	$-	$61,105,457

	December 31, 2015
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$210,572	$-	$4,880,572
Harden Ranch - Series A (3)	CA	6,960,000	668,981	-	7,628,981
Montclair Apartments - Series A (4)	CA	2,530,000	114,079	-	2,644,079
Santa Fe Apartments - Series A (4)	CA	3,065,000	154,067	-	3,219,067
Tyler Park Townhomes - Series A (3)	CA	6,075,000	487,209	-	6,562,209
Westside Village Market - Series A (3)	CA	3,970,000	202,340	-	4,172,340
Lake Forest (1)	FL	8,766,000	1,177,745	-	9,943,745
Ashley Square (1)	IA	5,099,000	508,163	-	5,607,163
Brookstone (1)	IL	7,468,668	1,436,203	-	8,904,871
Copper Gate Apartments (3)	IN	5,185,000	616,341	-	5,801,341
Renaissance - Series A (4)	LA	11,450,959	1,233,077	-	12,684,036
Live 929 Apartments (2)	MD	40,801,557	5,829,855	-	46,631,412
Woodlynn Village (1)	MN	4,351,000	466,471	-	4,817,471
Greens Property - Series A (3)	NC	8,294,000	1,138,270	-	9,432,270
Silver Moon - Series A (4)	NM	7,983,811	1,246,349	-	9,230,160
Ohio Properties - Series A (1)	OH	14,311,000	2,690,867	-	17,001,867
Bridle Ridge (1)	SC	7,595,000	817,222	-	8,412,222
Columbia Gardens (2)	SC	15,224,597	-	-	15,224,597
Cross Creek (1)	SC	6,101,605	2,932,689	-	9,034,294
The Palms at Premier Park Apartments (3)	SC	20,001,272	2,505,091	-	22,506,363
Willow Run (2)	SC	15,224,591	-	-	15,224,591
Arbors at Hickory Ridge (3)	TN	11,565,657	1,767,508	-	13,333,165
Pro Nova 2014-1 and 2014-2 (2)	TN	19,379,489	1,182,900	-	20,562,389
Avistar at Chase Hill - Series A (3)	TX	9,935,552	1,133,024	-	11,068,576
Avistar at the Crest - Series A (3)	TX	9,637,485	1,301,224	-	10,938,709
Avistar at the Oaks - Series A (3)	TX	7,777,936	840,159	-	8,618,095
Avistar at the Parkway - Series A (4)	TX	13,300,000	330,251	-	13,630,251
Avistar in 09 - Series A (3)	TX	6,715,948	725,445	-	7,441,393
Avistar on the Boulevard - Series A (3)	TX	16,418,497	1,872,323	-	18,290,820
Avistar on the Hills - Series A (3)	TX	5,373,756	693,096	-	6,066,852
Bella Vista (1)	TX	6,430,000	766,135	-	7,196,135
Bruton Apartments (2)	TX	18,145,000	1,901,839	-	20,046,839
Concord at Gulfgate - Series A (2)	TX	17,060,000	852,612	-	17,912,612
Concord at Little York - Series A (2)	TX	12,480,000	688,441	-	13,168,441
Concord at Williamcrest - Series A (2)	TX	18,020,000	1,182,543	-	19,202,543
Decatur Angle (2)	TX	23,000,000	1,582,083	-	24,582,083
Heritage Square - Series A (4)	TX	11,185,000	273,488	-	11,458,488
Runnymede (1)	TX	10,350,000	1,600,938	-	11,950,938
Southpark (1)	TX	11,799,874	3,990,882	-	15,790,756
Vantage at Harlingen - Series B (4)	TX	24,575,000	1,765,139	-	26,340,139
Vantage at Judson -Series B (4)	TX	26,540,000	2,613,606	-	29,153,606
Mortgage revenue bonds held in trust		$484,817,254	$51,499,227	$-	$536,316,481

(1)	Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 16
(2)	Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 16
(3)	Mortgage revenue bonds owned by ATAX TEBS II, LLC, Note 16
(4)	Mortgage revenue bonds owned by ATAX TEBS III, LLC, Note 16

	December 31, 2015
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series B	CA	$2,053,000	$-	$(7,329)	$2,045,671
Montclair Apartments - Series B	CA	928,000	-	(2,506)	925,494
Santa Fe Apartments - Series B	CA	1,671,000	-	(5,965)	1,665,035
Seasons at Simi Valley	CA	6,320,000	404,110	-	6,724,110
Sycamore Walk	CA	5,447,000	-	-	5,447,000
Greens Property - Series B	NC	943,214	142,442	-	1,085,656
Ohio Properties - Series B	OH	3,562,190	514,997	-	4,077,187
Avistar at Chase Hill - Series B	TX	961,981	109,878	-	1,071,859
Avistar at the Crest - Series B	TX	756,626	86,428	-	843,054
Avistar at the Oaks - Series B	TX	553,244	63,533	-	616,777
Avistar at the Parkway - Series B	TX	125,000	-	(979)	124,021
Avistar in 09 - Series B	TX	456,376	52,409	-	508,785
Avistar on the Boulevard - Series B	TX	449,589	51,356	-	500,945
Concord at Gulfgate - Series B	TX	2,125,000	76,802	-	2,201,802
Concord at Little York - Series B	TX	960,000	-	(6,711)	953,289
Concord at Williamcrest - Series B	TX	2,800,000	-	(19,573)	2,780,427
Crossing at 1415	TX	7,925,000	214,091	-	8,139,091
Heights at 515	TX	6,945,000	185,268	-	7,130,268
Heritage Square - Series B	TX	520,000	6,185	-	526,185
Mortgage revenue bonds held by the Partnership		$45,502,220	$1,907,499	$(43,063)	$47,366,656

In May 2016, the Partnership redeemed the following Series B mortgage revenue bonds for approximately $5.2 million which approximated their carrying value plus accrued interest.

Property Name	Month Redeemed	Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Glenview Apartments - Series B	May	Cameron, CA	88	12/1/2016	8.00%	$2,053,000
Montclair Apartments - Series B	May	Lemoore, CA	80	12/1/2016	8.00%	$928,000
Santa Fe Apartments - Series B	May	Hesperia, CA	89	12/1/2016	8.00%	$1,671,000
Heritage Square - Series B	May	Edinburg, TX	204	10/1/2051	12.00%	$520,000

In March 2016, the Partnership sold the Pro Nova 2014-2 bond for approximately $9.5 million, which approximated the mortgage revenue bond’s carrying value plus accrued interest. The Partnership used approximately $8.4 million of the proceeds from the sale to pay in full and collapse the TOB Trust securitizing this mortgage revenue bond (Note 16).

Property Name	Month Sold	Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Sale
Pro Nova - 2014B [1]	March	Knoxville, TN	-	5/1/2025	5.25%	$9,295,000

[1] This is a commercial property. Accordingly, unit information is not applicable.

The following table includes the details of the mortgage revenue bond acquisitions during the six months ended June 30, 2016:

Property Name	Month Acquired	Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Companion at Thornhill Apartments	January	Lexington, SC	180	1/1/2052	5.80%	$11,500,000

The following table provides the details of the mortgage revenue bond acquisitions during the six months ended June 30, 2015:

Property Name	Month Acquired	Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Avistar at the Parkway Apartments - Series A	April	San Antonio, TX	236	5/1/2052	6.00%	$13,300,000
Avistar at the Parkway Apartments - Series B	April	San Antonio, TX	236	6/1/2052	12.00%	$125,000
Renaissance	June	Baton Rouge, LA	208	6/1/2050	6.00%	$11,500,000
Vantage at Harlingen	June	San Antonio, TX	288	9/1/2053	6.00%	$24,575,000
Vantage at Judson	June	San Antonio, TX	288	1/1/2053	6.00%	$26,540,000
Silver Moon - Series A	June	Albuquerque, NM	151	8/1/2055	6.00%	$8,000,000
Silver Moon - Series B	June	Albuquerque, NM	151	8/1/2055	12.00%	$500,000
Suites on Paseo Series B	March	San Diego, CA	394	12/1/2033	9.00%	$5,500,000
Concord at Gulfgate - Series A	January	Houston, TX	288	2/1/2032	6.00%	$17,060,000
Concord at Gulfgate - Series B	January	Houston, TX	288	3/1/2032	12.00%	$2,125,000
Concord at Little York - Series A	January	Houston, TX	276	2/1/2032	6.00%	$12,480,000
Concord at Little York - Series B	January	Houston, TX	276	3/1/2032	12.00%	$960,000
Concord at Williamcrest - Series A	January	Houston, TX	288	2/1/2032	6.00%	$18,020,000
Concord at Williamcrest - Series B	January	Houston, TX	288	3/1/2032	12.00%	$2,800,000

Valuation - As all of the Partnership’s investments in mortgage revenue bonds are classified as available-for-sale securities, they are reported on the balance sheet at their estimated fair values.  On June 30, 2016, the weighted average base rate of the mortgage revenue bonds reported in the condensed consolidated financial statements was approximately 6.4% per annum. Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Partnership would actually receive if the mortgage revenue bonds were sold.  There is no active trading market for the mortgage revenue bonds and price quotes for them are not typically available.

On June 30, 2016, management valued all of the Partnership’s mortgage revenue bonds using discounted cash flow and yield to maturity analyses, which encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields of the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond.  On June 30, 2016, the range of effective yields on the individual mortgage revenue bonds was 3.8% to 11.2% per annum. At December 31, 2015, the range of effective yields on the individual mortgage revenue bonds was 4.6% to 12.1% per annum.

Unrealized gains or losses on these mortgage revenue bonds are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties.

6. Public Housing Capital (“PHC”) Fund Trust Certificates

The Partnership owns 100% of the Residual Participation Receipts (“LIFERs”) in three tender option bond trusts (“PHC TOB Trusts”).  At June 30, 2016, the PHC TOB Trusts own approximately $57.8 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts (“PHC Trusts”) sponsored by Deutsche Bank (“DB”).  The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership had the following investments in the PHC Certificates on June 30, 2016 and December 31, 2015:

	June 30, 2016
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	8.81	AA-	5.37%	$26,146,984	$2,607,338	$-	$28,754,322
PHC Certificate Trust II	8.17	A+	4.30%	11,104,883	829,952	-	11,934,835
PHC Certificate Trust III	9.31	BBB	5.42%	20,532,976	957,926	-	21,490,902
				$57,784,843	$4,395,216	$-	$62,180,059

	December 31, 2015
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Unrealized Gain	Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	9.25	AA-	5.33%	$27,274,451	$1,482,376	$-	$28,756,827
PHC Certificate Trust II	8.67	A+	4.29%	11,081,987	365,443	-	11,447,430
PHC Certificate Trust III	9.81	BBB	5.42%	20,513,351	-	(10,318)	20,503,033
				$58,869,789	$1,847,819	$(10,318)	$60,707,290

Valuation - As all of the Partnership’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the Condensed Consolidated Balance Sheet at their estimated fair values. On June 30, 2016, the weighted average base rate of the PHC Trust Certificates was approximately 5.2% per annum.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the PHC Certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the Partnership believes would be used by market participants.  Management’s fair value estimates encompass judgment. Management’s estimates are compared to external pricing services when available.  At June 30, 2016 the range of effective yields on the PHC Certificates were 3.3% to 5.0% per annum.  At December 31, 2015 the range of effective yields on the PHC Certificates were 3.9% to 5.7% per annum.

7. Mortgage-Backed Securities (“MBS Securities”)

In January 2016, the Partnership sold its three remaining MBS Securities for approximately $15.0 million, which approximated the amortized cost, plus interest. The Partnership then collapsed the related three remaining MBS - TOB Trusts, with a carrying value of approximately $11.9 million, which were paid in full from the proceeds of these sales.  In addition, the $11.0 million derivative related to the MBS Securities was sold for its current value and resulted in no cash proceeds to the Partnership and no gain or loss was recognized. The sale of the Partnership’s remaining three MBS Securities eliminated the MBS Securities segment in the first quarter of 2016 (Notes 16, 19, and 24).

The carrying value of the Partnership’s MBS Securities on June 30, 2016 was zero. On December 31, 2015, the carrying value of the Partnership’s MBS Securities was as follows:

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

8. Real Estate Assets

Recent Transactions

In June 2016, the Partnership sold the Arboretum, an MF Property, for $30.2 million and realized a gain of approximately $12.4 million, before income taxes. The Greens Hold Co, which owned Arboretum, applied its net operating loss carryforward to this gain and reported a current tax liability of approximately $4.1 million related to this sale on the Partnership’s condensed consolidated financial statements (Note 12).   Distributions were recorded in accordance with the Amended and Restated LP Agreement (Note 3), 25% of Net Residual Proceeds (Tier 2) was distributed to General Partner and 75% was distributed to Unit Holders.

The Partnership has two of its MF Properties, Eagle Village, and Woodland Park, which are being marketed for sale as previously reported in the first quarter of 2016.

Management determined the Arboretum sale and potential Eagle Village and Woodland Park sale transactions do not meet the criteria for discontinued operation presentation, during the quarter ended June 30, 2016, but Woodland Park did meet the held for sale accounting guidance criteria and its real estate assets net of accumulated depreciation are classified as held for sale (Note 11).

In March 2016, the Partnership executed an agreement to sell a parcel of land in St. Petersburg, Florida, carried at a cost of approximately $3.1 million, which is part of the Land Held for Investment and Development. Due to this event, on June 30, 2016, the asset has been evaluated for impairment. The Partnership determined the carrying value of this asset is greater than its fair market value and recorded an impairment expense of approximately $62,000 on its Condensed Consolidated Statements of Operations for the three months ended June 30, 2016.

MF Properties

To facilitate its investment strategy of acquiring additional mortgage revenue bonds, that may be secured by MF Properties, on June 30, 2016 the Partnership owns, through its subsidiary, a 99% limited partner position in one limited partnership, 100% member positions in five limited liability companies that own the MF Properties, and owns one of the MF Properties directly. The financial statements of these properties are consolidated with those of the Partnership.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Partnership’s consolidated financial statements as noncontrolling interests.  Woodland Park is not listed in the tables below as it is reported as an asset held for sale on the Partnership’s Condensed Consolidated Balance Sheets.

The Partnership had the following investments in MF Properties on June 30, 2016 and December 31, 2015:

MF Properties on June 30, 2016
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on June 30, 2016
Eagle Village	Evansville, IN	511	567,880	12,614,234	$13,182,114
Northern View (f/k/a Meadowview)	Highland Heights, KY	270	688,539	8,081,350	8,769,889
Residences of DeCordova	Granbury, TX	110	1,160,455	8,089,537	9,249,992
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,746,070	7,688,299
Suites on Paseo	San Diego, CA	394	3,162,463	38,319,064	41,481,527
The 50/50 MF Property	Lincoln, NE	475	-	32,918,089	32,918,089
					$113,289,910
Less accumulated depreciation					(13,682,124)
Total MF Properties					$99,607,786

MF Properties on December 31, 2015
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2015
Arboretum	Omaha, NE	145	$1,755,147	$19,317,284	$21,072,431
Eagle Village	Evansville, IN	511	567,880	12,594,935	13,162,815
Northern View (f/k/a Meadowview)	Highland Heights, KY	270	688,539	8,062,973	8,751,512
Residences of DeCordova	Granbury, TX	110	1,137,832	8,065,977	9,203,809
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,738,697	7,680,926
Suites on Paseo	San Diego, CA	394	3,162,463	38,216,364	41,378,827
The 50/50 MF Property	Lincoln, NE	475	-	32,910,424	32,910,424
					$134,160,744
Less accumulated depreciation					(14,532,168)
Total MF Properties					$119,628,576

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year.

Consolidated VIE Properties

In the fourth quarter of 2015, the owners of the Consolidated VIEs sold Bent Tree and Fairmont Oaks.  The Partnership classified the Consolidated VIEs as discontinued operations for the three and six months ended June 30, 2015 and has eliminated the Consolidated VIE segment as a reportable segment during the fourth quarter of 2015 (Note 24). No net income or loss from these properties accrued to the Unitholders or the General Partner.

Land Held for Investment and Development

On June 30, 2016, the Partnership reported approximately $7.4 million as land held for investment. In March 2016, The Partnership executed a Purchase and Sale Agreement to sell a parcel of land in St. Petersburg, Florida. At June 30, 2016, the Partnership continues to assess the “highest and best use” of land held for investment and development.

9. Investment in an Unconsolidated Entity

In March 2016, ATAX Vantage Holdings, LLC, a subsidiary of the Partnership, closed on a commitment and for the period ended June 30, 2016, contributed approximately $3.4 million, to provide equity totaling approximately $9.6 million to Vantage to build a new 288 unit multifamily residential property in Corpus Christi, Texas. The investment of approximately $3.4 million on June 30, 2016 represents the Partnership’s maximum exposure to loss and is reported in Investment in an unconsolidated entity on the Partnership’s Condensed Consolidated Balance Sheets. The Partnership, through its wholly owned subsidiary, ATAX Vantage Holdings, LLC, is the only limited equity investor in this limited liability company. The Partnership does not control Vantage and the Partnership will account for its investment by the equity method of accounting. An affiliate of Vantage provides a guarantee for ATAX Vantage Holdings, LLC’s return on its investment. The return on the investment earned by the Partnership is reported as investment income (Note 1).

10. Property Loans, Net of Loan Loss Allowances

The Partnership had the following Property Loans, Net of Loan Loss Allowances on June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Property loans receivable	$35,702,765	$29,874,523
Less: Loan loss allowance	(7,098,814)	(7,098,814)
Total property loans receivable	$28,603,951	$22,775,709

In addition to the mortgage revenue bonds held by the Partnership, property loans have been made to the owners of certain properties which secure the mortgage revenue bonds and are reported as property loans, net of loan loss allowances.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates its property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the property loan values.  The Partnership utilizes a discounted cash flow model in estimating a property’s fair value.  Discounted cash flow models containing varying assumptions are considered.  The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property’s fair value.  If the estimated fair value of the property, after deducting the amortized cost basis of any senior mortgage revenue bond, exceeds the principal balance of the property loan then no potential loss is indicated and no loan loss allowance for property loans is recorded by the Partnership.  In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remain the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

During the first six months of 2016, the Partnership advanced net funds to Cross Creek and Foundation for Affordable Housing (“FAH”), of approximately $6,000 and $2,500, respectively.  In addition, the Partnership advanced Vantage at Brooks, LLC and Vantage at Braunfels, LLC $3.7 million and $2.1 million, respectively.  During the first six months of 2015, the Partnership advanced additional funds to Cross Creek of approximately $64,500 and received approximately $69,000 of principal from FAH. During the six months ended June 30, 2016, the Partnership placed interest to be earned on the Ashley Square, Cross Creek, and the Lake Forest operating property loans receivable on nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  On December 31, 2015, the Partnership reported an interest allowance equal to the accrued interest on Ashley Square, Cross Creek, and the Lake Forest operating property loans.  In addition, the Partnership deferred less than 100% of the interest earned on the property loans on the Ohio Properties as, in management’s opinion, the remainder was considered to be collectible at December 31, 2015.

The following represents the net taxable property loans outstanding at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$47,232	$-	$-	$238,496
Ashley Square	5,078,342	-	(3,596,342)	-	1,482,000
Avistar (February 2013 portfolio)	274,496	70,939	-	-	345,435
Avistar (June 2013 portfolio)	251,622	65,027	-	-	316,649
Cross Creek	7,078,087	-	(3,447,472)	-	3,630,615
Foundation for Affordable Housing	1,418,075	25,907	-	-	1,443,982
Greens Property	850,000	404,026	-	-	1,254,026
Lake Forest	4,623,704	-	(55,000)	-	4,568,704
Ohio Properties	2,390,446	904,650	-	-	3,295,096
Vantage at Brooks, LLC	7,199,424	394,201	-	-	7,593,625
Vantage at Braunfels, LLC	6,347,305	397,329	-	-	6,744,634
Total	$35,702,765	$2,309,311	$(7,098,814)	$-	$30,913,262

	December 31, 2015
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$39,950	$-	$-	$231,214
Ashley Square	5,078,342	2,864,130	(3,596,342)	(2,864,130)	1,482,000
Avistar (February 2013 portfolio)	274,496	51,386	-	-	325,882
Avistar (June 2013 portfolio)	251,622	47,104	-	-	298,726
Cross Creek	7,072,087	2,352,851	(3,447,472)	(2,352,852)	3,624,614
Foundation for Affordable Housing	1,415,590	-	-	-	1,415,590
Greens Property	850,000	343,600	-	-	1,193,600
Lake Forest	4,623,704	3,080,446	(55,000)	(3,059,610)	4,589,540
Ohio Properties	2,390,448	1,235,017	-	(441,795)	3,183,670
Vantage at Brooks LLC	3,454,664	78,440	-	-	3,533,104
Vantage at Braunfels LLC	4,272,306	92,481	-	-	4,364,787
Total	$29,874,523	$10,185,405	$(7,098,814)	$(8,718,387)	$24,242,727

Based on the annual impairment analysis and the discounted cash flow analysis performed at December 31, 2015 and the related analysis of each property loan during the six months ended June 30, 2016, a provision for loan loss related to the accrued interest was recorded during the six months ended June 30, 2016, in the amount of approximately $21,000 for interest accrued on the notes receivable on the Lake Forest property. In management’s opinion, this amount was considered to be uncollectible. There was no provision for loan loss recorded during the three and six months ended June 30, 2015.

11. Assets Held for Sale

The commercial Purchase and Sale Agreement to sell Woodland Park, an MF Property, was executed in July 2016. On June 30, 2016, the buyer had completed due diligence and management has determined the transaction met the conditions required to report the real estate assets as “held for sale”. Accordingly, its real estate assets, net of accumulated depreciation are reported as such on the Partnership’s Condensed Consolidated Balance Sheet for all periods presented (Note 23).

	June 30, 2016	December 31, 2015
Land and improvements	$1,265,160	$1,265,160
Buildings and improvements	14,274,464	14,247,045
Real estate assets before accumulated depreciation	15,539,624	15,512,205
Accumulated depreciation	(1,793,926)	(1,491,646)
Net real estate assets	$13,745,698	$14,020,559

12. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by our taxable subsidiary, The Greens Hold Co, which owns all the MF Properties except the Suites on Paseo. The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as a deferred income tax asset. The net operating loss carryover reported on The Greens Hold Co’s 2015 tax return will be utilized in its entirety due to the gain on the June 2016 sale of the Arboretum.  As a result, the $405,000 valuation allowance was reversed and a tax provision has been recorded during the three months ended June 30, 2016.

The following table summarizes our income tax expense for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Current income tax expense:
Current income tax expense	$-	$-	$-	$-
Current income tax expense on dispositions	4,100,000	-	4,100,000	-
Deferred income tax expense:
Deferred income tax expense:	553,000	-	553,000	-
Total income tax expense	$4,653,000	$-	$4,653,000	$-

13. Other Assets

The Partnership had the following Other Assets on June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred financing costs - net	$422,388	$487,023
Fair value of derivative contracts	32,364	344,177
Taxable bonds at fair market value (Note 20)	5,294,229	4,824,060
Bond purchase commitments - fair value (Notes 5 & 20)	17,218,819	5,634,360
Other assets	939,796	1,655,013
Total other assets	$23,907,596	$12,944,633

14. Discontinued Operations

In April 2015, the owners of the Consolidated VIEs, Bent Tree and Fairmont Oaks, entered into brokerage contracts to sell the Consolidated VIEs. As a result, these entities met the criteria for discontinued operations and are classified as such in the Partnership’s condensed consolidated financial statements for all periods presented.  The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for the three and six months ended June 30, 2015. No net income or loss from these property operations or sales accrued to the Unitholders or the General Partner during the first three or six months of 2016.

The following presents the revenues, expenses and income from discontinued operations for the three and six months ended June 30, 2015:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Rental revenues	$817,533	$1,621,601
Expenses	579,246	1,358,886
Net income from discontinued operations	$238,287	$262,715

15. Unsecured Lines of Credit

The following represents the unsecured lines of credit (“LOC”) on June 30, 2016 and December 31, 2015:

Unsecured Lines of Credit	Outstanding on June 30, 2016	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$23,997,000	$40,000,000	May-17	Variable	Monthly	3.47%
Bankers Trust operating	-	7,500,000	October-16	Variable	Monthly	3.72%
Total unsecured lines of credit	$23,997,000	$47,500,000

Unsecured Lines of Credit	Outstanding on December 31, 2015	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$12,497,000	$37,500,000	May-17	Variable	Monthly	2.90%
Bankers Trust operating	-	5,000,000	March-16	Variable	Monthly	3.50%
Five Points Bank operating	5,000,000	5,000,000	March-16	Variable	Monthly	3.40%
Total unsecured lines of credit	$17,497,000	$47,500,000

In January 2016, the Partnership borrowed $11.5 million on the Bankers Trust unsecured LOC to finance the purchase of the Companion at Thornhill Apartments mortgage revenue bond (Note 5).

The Partnership is required to make prepayments of the principal to reduce the Bankers Trust Operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  For all periods presented the Partnership fulfilled its prepayment obligation.   In addition, the Partnership has fulfilled its third quarter of 2016 prepayment obligation as it has maintained a zero balance in this LOC for the first fifteen days of July 2016.

16. Debt Financing

The following table provides the details related to the total Debt Financing on June 30, 2016 and December 31, 2015.

	Outstanding Debt Financings on June 30, 2016	Restricted Cash	Years Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees (1)	Period End Rates
TOB Trusts Securitization
Fixed	$152,141,820	$-	2014 - 2015	Oct 2016 - Jul 2019	N/A	N/A	N/A	2.76 - 4.51%
Variable	$43,145,000	$2,613,141	2012	June 2016	Weekly	0.96 - 1.08%	1.62%	2.57%

TEBS Financings
Variable	$234,776,519	$5,428,028	2010 - 2015	Sept 2017 - July 2020	Weekly	0.44 - 0.46%	1.39 - 1.91%	1.83 - 2.37%
Total Debt Financings	$430,063,339

(1)	Facility fees are variable

	Outstanding Debt Financings on December 31, 2015	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees (1)	Period End Rates
TOB Trusts Securitization
Fixed	$160,582,124	$-	2014 - 2015	Oct 2016 - Jul 2019	N/A	N/A	N/A	2.76 - 4.51%
Variable	$55,930,000	$1,930,027	2012	April 2016 - June 2016	Weekly	0.16 - 0.68%	0.94 - 1.62%	1.1 - 2.3%

TEBS Financings
Variable	$234,984,592	$5,371,680	2010 - 2015	Sept 2017 - July 2020	Weekly	0.02 - 0.04%	1.26 - 1.91%	1.28 - 1.95%
Total Debt Financings	$451,496,716

(1)	Facility fees are variable

On June 30, 2016 and December 31, 2015, the Partnership posted cash collateral, (i.e. restricted cash) in connection with the interest rate swaps related to the TOBs as noted in the tables above. In addition, to mitigate its exposure to interest rate fluctuations on the variable rate M33, M31, and M24 TEBS financings, the 2015, 2014, and 2010 Sponsors also entered into interest rate cap agreements (Note 19).

The Partnership executed a Master Trust Agreement with Deutsche Bank (“DB”) which allows the Partnership to execute multiple TOB Trust structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS.

Due to certain restrictions imposed by the Volcker Rule, the Partnership and DB executed a Master Trust Agreement and related documents to create Term A/B TOB Trusts (“TOB Trusts”) established under the laws of the Cayman Islands.  The TOB Trustee issues SPEARS and LIFERS which represent beneficial interests in the securitized asset held by the TOB trustee. The Partnership purchases the LIFERS from each of these TOB Trusts which grants them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Partnership is required to maintain compliance. If the Partnership were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

The most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve-month interest expense. On June 30, 2016 the Partnership was in compliance with these covenants.

The Partnership owns the PHC Certificate LIFERS issued by the PHC TOB Trusts and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Partnership as the holder of LIFERS.  The Partnership is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities.  The PHC TOB Trusts issued SPEARS to unaffiliated investors.  The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB.  The LIFERS entitle the Partnership to all principal and interest payments received by the PHC TOB Trusts after payment of the SPEARS and expenses.

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

The following tables provide summaries of the pre-adoption and post-adoption effects of this change on the Partnership’s condensed consolidated financial statements on June 30, 2016 and December 31, 2015:

Pre-adoption balance sheet	June 30, 2016	December 31, 2015
Assets:
Other assets	$28,439,553	$18,348,745
Liabilities:
Debt financings	$434,241,092	$456,431,288
Mortgages payable and other secured financing	$52,421,530	$69,717,114

Post-adoption balance sheet	June 30, 2016	December 31, 2015
Assets:
Other assets	$23,907,596	$12,944,633
Liabilities:
Debt financings [1]	$430,063,339	$451,496,716
Mortgages payable and other secured financing [2]	$52,067,325	$69,247,574

[1]	Reflects a reduction of $4.2 million and $4.9 million on June 30, 2016 and December 31, 2015, respectively.
[2]	Reflects a reduction of $0.4 million and $0.5 million on June 30, 2016 and December 31, 2015, respectively.

The Partnership’s aggregate borrowings on June 30, 2016 contractually mature over the next five years and thereafter as follows:

2016	$68,749,259
2017	153,856,796
2018	2,333,071
2019	128,711,737
2020	80,590,229
Total	$434,241,092

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

17. Mortgages Payable and Other Secured Financing

The Partnership reports the mortgage loans secured by certain MF Properties on its condensed consolidated financial statements as Mortgages payable and other secured financing.

The following is a summary of the Mortgages payable and other secured financing on the MF Properties:

MF Property Mortgage Payables	Outstanding Mortgage Payable at June 30, 2016	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Eagle Village (1)	7,941,341	2010	September 2018	Variable	Monthly	0.50%	3.00%	3.50%
Residences of DeCordova	1,776,560	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,706,621	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 MF Property--Mortgage (2)	25,422,722	2013	March 2020	Variable	Monthly	3.50%	N/A	3.50%
The 50/50 MF Property--TIF Loan	3,720,081	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Woodland Park (1)	7,500,000	2014	August 2017	Variable	Monthly	0.47%	2.75%	3.22%
Total Mortgage Payable\Period End Rate	$52,067,325							3.72%

(1)	Variable rate is based on LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Arboretum	16,683,146	2011	March 2017	Fixed	N/A	N/A	N/A	3.75%
Eagle Village (1)	8,037,133	2010	September 2018	Variable	Monthly	0.25%	3.00%	3.25%
Residences of DeCordova	1,807,246	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,820,623	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 MF Property--Mortgage (2)	25,363,647	2013	March 2020	Variable	Monthly	3.25%	N/A	3.25%
The 50/50 MF Property--TIF Loan	4,035,779	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Woodland Park (1)	7,500,000	2014	August 2017	Variable	Monthly	0.19%	2.75%	2.94%
Total Mortgage Payable\Period End Rate	$69,247,574							3.58%

(1)	Variable rate is based on LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

The Partnership’s mortgages payable and other secured financing on June 30, 2016 contractually mature over the next five years and thereafter as follows:

2017	$15,810,807
2018	951,618
2019	8,348,826
2020	27,310,278
Total mortgages payable and other secured financings	$52,421,529

18. Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2.  For the three and six months ended June 30, 2016 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $678,000 and $1.4 million, respectively. For the three and six months ended June 30, 2015, the Partnership paid or accrued administrative fees to AFCA2 of approximately $615,000 and $1.2 million, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $12,500 and $29,000 for the three and six months ended June 30, 2015, respectively. There were no such administrative fees received in for the six months ended June 30, 2016 as the properties financed by these mortgage revenue bonds were sold in 2015.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain mortgage revenue bonds and investments in unconsolidated entities and select notes receivable.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered consolidated VIEs or related parties.  During the three and six months ended June 30, 2016, AFCA 2 earned mortgage placement fees of approximately zero and $388,000, respectively. During the three and six months ended June 30, 2015, AFCA2 earned mortgage placement fees of approximately $221,000 and $756,000, respectively. In addition, AFCA 2 received a one-time $125,000 negotiated mortgage placement fee related to work performed for a transaction that did not materialize during the second quarter of 2016.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for seven of the MF Properties and seven of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $298,000 and $609,000 for the three and six months ended June 30, 2016, respectively.  Properties Management provided property management services for nine MF Properties (including The Colonial that was sold in May 2015), the two Consolidated VIEs reported as discontinued operations, and six properties collateralized by mortgage revenue bonds, earning management fees of approximately $314,000 and $638,000 For the three and six months ended June 30, 2015, respectively. For the properties collateralized by the mortgage revenue bonds, these property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties.  For MF Properties, the property management fees are reflected as real estate operating expenses on the Partnership’s condensed consolidated financial statements.  The property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's mortgage revenue bonds and property loans, if applicable.

An affiliate of AFCA 2, Farnam Capital Advisors, LLC, acts as an origination advisor and consultant to the borrowers when mortgage revenue bonds, investments in unconsolidated entities, select notes receivable, and financing facilities are acquired by the Partnership. For the three and six months ended June 30, 2016, approximately zero and $194,000, respectively, in origination fees were paid by the borrower of certain acquired mortgage revenue bonds and equity investments and have not been reflected in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2015, approximately $111,000 and $378,000, respectively, in origination fees were paid by the borrower of certain acquired bonds and have not been reflected in the accompanying condensed consolidated financial statements.   In addition, Farnam Capital Advisors, LLC received a $125,000 origination fee for work performed related to a transaction that did not materialize during the second quarter of 2016.

19. Interest Rate Derivative Agreements

On June 30, 2016, the Partnership has eleven derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and they are as follows:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value(1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
September-10	$31,936,667	3.00%	September-17	$921,000	$-	M24 TEBS	5.0%	Bank of New York Mellon

September-10	$31,936,667	3.00%	September-17	$845,600	$-	M24 TEBS	5.0%	Barclays Bank PLC

September-10	$31,936,667	3.00%	September-17	$928,000	$-	M24 TEBS	5.0%	Royal Bank of Canada

August-13	$93,305,000	1.50%	September-17	$793,000	$669	M24 TEBS	3.5%	Deutsche Bank

February-14	$41,250,000	1.00%	March-17	$230,500	$78	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc

July-14	$31,565,000	3.00%	August-19	$315,200	$936	M31 TEBS	4.4%	Barclays Bank PLC

July-14	$31,565,000	3.00%	August-19	$343,000	$936	M31 TEBS	4.4%	Royal Bank of Canada

July-14	$31,565,000	3.00%	August-19	$333,200	$936	M31 TEBS	4.4%	SMBC Capital Markets, Inc

July-15	$28,095,000	3.00%	August-20	$210,000	$9,603	M33 TEBS	4.3%	Wells Fargo Bank

July-15	$28,095,000	3.00%	August-20	$187,688	$9,603	M33 TEBS	4.3%	Royal Bank of Canada

July-15	$28,095,000	3.00%	August-20	$174,900	$9,603	M33 TEBS	4.3%	SMBC Capital Markets, Inc

(1)	For additional details, see Note 20 to the Partnership's consolidated financial statements.

The Partnership contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties.  The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has a notational value of approximately $18.1 million, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. On June 30, 2016 and December 31, 2015, the fair value of the Decatur Angle swap was a liability of approximately $1.5 million and $737,000, respectively. On June 30, 2016 and December 31, 2015, the fair value of the Bruton swap was a liability of approximately $1.2 million and $580,000, respectively. The fair value of these swaps is reported as a liability on the Partnership’s Condensed Consolidated Balance Sheets.

The Partnership’s interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.  The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $531,000 and $1.6 million for the three and six months ended June 30, 2016, respectively. The change in the fair value of these derivative contracts resulted in a decrease in interest expense of approximately $198,000 for the three months ended June 30, 2015 and an increase in interest expense of approximately $701,000 for the six months ended June 30, 2015.  The valuation methodology used to estimate the fair value of the Partnership’s interest rate derivative agreements is disclosed in Note 20.

20. Fair Value of Financial Instruments

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

Investments in Mortgage Revenue Bonds and Bond Purchase Commitments.  The fair values of the Partnership’s investments in mortgage revenue bonds and mortgage bond purchase commitments have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the Partnership may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the Partnership believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in mortgage revenue bonds between reporting periods, the Partnership looks at the key inputs such as changes in the ‘A’ rated municipal bond rates on similar mortgage revenue bonds as well as changes in the operating performance of the underlying property serving as collateral for each mortgage revenue bond.  The Partnership validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors.  Given these facts the fair value measurement of the Partnership’s investment in mortgage revenue bonds is categorized as a Level 3 input.  On June 30, 2016, the range of effective yields on the individual mortgage revenue bonds was 3.8% to 11.2% per annum. At December 31, 2015, the range of effective yields on the individual mortgage revenue bonds was 4.6% to 12.1% per annum.

The fair value of the bond purchase commitments is determined in the same manner as the mortgage revenue bonds. On June 30, 2016, the range of effective yields on the bond purchase commitments was 4.4% to 9.9% per annum. At December 31, 2015, the range of effective yields on the bond purchase commitments was 5.4% to 10.9% per annum.

Investments in Public Housing Capital Fund Trust Certificates.  The fair value of the Partnership’s investment in Public Housing Capital Fund Trust Certificates has been based on a yield to maturity analysis performed by the Partnership. There is no active trading market for the trusts’ certificates owned by the Partnership, but it will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts’ certificates begin with the current market yield rate for a “AAA” rated tax-

free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Partnership encompasses the use of judgment in its application. The Partnership validates that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated mortgage revenue municipal bonds with terms of similar length. Given these facts the fair value measurement of the Partnership’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.  At June 30, 2016 the range of effective yields on the PHC Certificates were 3.3% to 5.0% per annum.  At December 31, 2015 the range of effective yields on the PHC Certificates were 3.9% to 5.7% per annum.

Investments in Mortgage-Backed Securities. On December 31, 2015 and for the three and six months ended June 30, 2015, the fair value of the Partnership’s investment in mortgage-backed securities was based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considered the underlying characteristics of each security, which were also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. The Partnership analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service, ensuring they were within a tolerable range of difference which the Partnership estimates as 7.5%. The Partnership also looked at observations of trading activity in the market place when available.  Given these facts, the fair value measurements of the Partnership’s investment in mortgage-backed securities were categorized as Level 2 inputs.

Taxable Bonds. The fair values of the Partnership’s investments in taxable bonds have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the taxable bonds and price quotes are not available. The estimates of the fair values of these taxable bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the Partnership believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in taxable bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond.  The Partnership validates the changes in the estimated fair value of the taxable bonds move with the changes in these monitored factors.  Given these facts the fair value measurement of the Partnership’s investment in taxable bonds is categorized as a Level 3 input. On June 30, 2016, the range of effective yields on the taxable bonds was 3.2% to 10.4% per annum. At December 31, 2015, the range of effective yields on the taxable bonds was 4.2% to 10.5% per annum.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$648,397,372	$-	$-	$648,397,372
Bond purchase commitments	17,218,819	-	-	17,218,819
PHC Certificates	62,180,059	-	-	62,180,059
Taxable bonds	5,294,229	-	-	5,294,229
Interest rate derivatives, net	(2,615,093)	-	-	(2,615,093)
Total Assets and Liabilities at Fair Value, net	$730,475,386	$-	$-	$730,475,386

	For Three Months Ended June 30, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2016	$596,376,369	$7,222,173	$60,505,340	$4,938,104	$(2,083,704)	$666,958,282
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(531,389)	(531,389)
Included in other comprehensive (loss) income	57,767,098	9,996,646	1,688,370	378,861	-	69,830,975
Settlements	(5,746,096)	-	(13,651)	(22,736)	-	(5,782,483)
Ending Balance June 30, 2016	$648,397,372	$17,218,819	$62,180,059	$5,294,229	$(2,615,093)	$730,475,386
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2016	$-	$-	$-	$-	$(531,389)	$(531,389)

	For Six Months Ended June 30, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2016	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(1,641,796)	(1,641,796)
Included in other comprehensive (loss) income	69,118,725	11,584,459	2,557,714	495,317	-	83,756,215
Purchases	11,500,000	-	-	-	-	11,500,000
Sale of securities	(9,747,124)	-	-	-	(399)	(9,747,523)
Settlements	(6,157,366)	-	(1,084,945)	(25,148)	-	(7,267,459)
Ending Balance June 30, 2016	$648,397,372	$17,218,819	$62,180,059	$5,294,229	$(2,615,093)	$730,475,386
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2016	$-	$-	$-	$-	$(1,641,796)	$(1,641,796)

	Fair Value Measurements at December 31, 2015
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$583,683,137	$-	$-	$583,683,137
Bond purchase commitments	5,634,360	-	-	5,634,360
PHC Certificates	60,707,290	-	-	60,707,290
MBS Securities	14,775,309	-	14,775,309	-
Taxable bonds	4,824,060	-	-	4,824,060
Interest rate derivatives	(972,898)	-	-	(972,898)
Total Assets and Liabilities at Fair Value	$668,651,258	$-	$14,775,309	$653,875,949

	For Three Months Ended June 30, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2015	$507,898,698	$5,204,188	$60,272,941	$4,411,214	$(642,704)	$577,144,337
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	198,743	198,743
Included in other comprehensive income	(16,544,139)	(4,320,189)	(304,327)	(128,709)	-	(21,297,364)
Purchases	72,540,000	-	-	500,000	-	73,040,000
Settlements	(14,958,574)	-	(977,177)	(70,818)	-	(16,006,569)
Ending Balance June 30, 2015	$548,935,985	$883,999	$58,991,437	$4,711,687	$(443,961)	$613,079,147
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities held on June 30, 2015	$-	$-	$-	$-	$198,743	$198,743

	For Six Months Ended June 30, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2015	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(701,130)	(701,130)
Included in other comprehensive income	(16,469,539)	(4,896,414)	(1,280,859)	(334,060)	-	(22,980,872)
Purchases	131,485,000	-	-	500,000	-	131,985,000
Refund of interest rate derivative cost	-	-	-	-	(10,500)	(10,500)
Settlements	(15,103,613)	-	(990,827)	(70,818)	-	(16,165,258)
Ending Balance June 30, 2015	$548,935,985	$883,999	$58,991,437	$4,711,687	$(443,961)	$613,079,147
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2016	$-	$-	$-	$-	$(701,130)	$(701,130)

Total gains and losses included in earnings for the periods shown above are included in the Partnership’s Condensed Consolidated Statements of Operations as interest expense.

The Partnership calculates a fair value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented.  This estimate of fair value is based on Level 3 inputs.  The table below represents the fair value of the financial liabilities held on the Condensed Consolidated Balance Sheets for June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and unsecured LOCs	$454,060,339	$455,804,190	$468,993,716	$475,415,345
Mortgages payable and other secured financing	$52,067,325	$51,968,567	$69,247,574	$67,735,213

21. Commitments and Contingencies

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

As part of the Partnership’s strategy of acquiring mortgage revenue bonds, the Partnership will enter into forward mortgage revenue bond purchase commitments related to mortgage revenue bonds to be issued secured by properties under construction.  Upon execution of the forward mortgage revenue bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and any mortgage revenue bonds that may have been issued.  The Partnership accounts for the forward mortgage revenue bond purchase agreements as an available-for-sale security and, as such, records the estimated value of the forward mortgage revenue bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.

On June 30, 2016 and December 31, 2015 the forward mortgage revenue bond purchase commitments outstanding and their related fair values are as follows:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2017 through 2018	Maximum Committed Amounts for 2016	Rate	Closing Date (1)	Fair Value at June 30, 2016	Fair Value at December 31, 2015
15 West Apartments	July-14	$-	$9,850,000	6.25%	Q3 2016	$2,031,956	$945,009
Villas at Plano Gateway Apartments	December-14	20,000,000	-	6.00%	Q2 2017	3,726,000	1,469,213
Palo Alto	July-15	19,540,000	-	5.80%	Q3 2017	5,217,962	1,439,600
Village at Rivers Edge	May-15	11,000,000	-	6.00%	Q2 2017	2,083,950	636,560
Village at Avalon	November-15	16,400,000	-	5.80%	Q2 2018	4,158,951	1,143,978
Total		$66,940,000	$9,850,000			$17,218,819	$5,634,360

(1)	The closing dates are estimated.

In March 2016, ATAX Vantage Holdings, LLC, a subsidiary of the Partnership, closed on the first commitment and contributed approximately $3.4 million during the six months ended June 30, 2016, to provide equity totaling approximately $9.6 million to Vantage to build a new 288 unit multifamily residential property in Corpus Christi, Texas. The outstanding commitment is approximately $6.2 million at June 30, 2016.

In October 2015, ATAX Vantage Holdings, LLC, a newly formed wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to an unrelated third party to build two new multifamily residential properties, Vantage at Brooks, LLC and Vantage at Braunfels, LLC, both located in Texas. The Partnership will fulfill its note commitment and fund approximately $3.5 million in 2016 (Note 10).

The Partnership provided a guarantee on the $2.8 million mortgage secured by the Abbington at Stones River, a 96 unit multifamily property located in Tennessee, in addition to providing a property loan of approximately $1.4 million to FAH, the not-for-profit owner of the property. Based on the historical financial performance of the property and its estimated fair value, the Partnership estimates there is no value to record for this mortgage guarantee.

As the holder of residual interests issued in connection with its TEBS and TOB bond financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. In each of these cases, the trust will be collapsed.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee. In the event of a shortfall the maximum exposure to loss would be approximately $430.1 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect to in the future, to be required to reimburse the financing facilities for any shortfall.

In connection with the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur.  A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at June 30, 2016, under the guarantee provision of the repurchase clause is approximately $3.0 million and represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur.  A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at June 30, 2016, under the guarantee provision of the repurchase clause is approximately $4.8 million and represents 75% of the equity contributed by BC Partners.

In conjunction with the ground lease (Note 8), The 50/50 MF Property has entered into an agreement whereby it is required to make regular payments to the University of Nebraska-Lincoln based on its revenues.  At June 30, 2016, the minimum aggregate annual payment due under the agreement is approximately $122,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases of 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if it’s gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. During the three and six months ended June 30, 2016, The 50/50 MF Property reported expenses related to the agreement of $30,600 and $61,200, respectively. During the three and six months ended June 30, 2015, The 50/50 MF Property reported expenses of $30,000 and $60,000, respectively.

22. Redeemable Preferred Units

In March and May of 2016, the Partnership issued, in a private placement, approximately 1.0 and 1.4 million, respectively, newly-designated non-cumulative, non-voting, non-convertible Series A Preferred Units which are redeemable and represents limited partnership interests in the Partnership.

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

The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or holder. Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder of Series A Preferred Units will have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions. The redeemable preferred units are recorded as mezzanine equity due to the holder’s redemption option which is outside the Partnership’s control. In addition, the costs of issuing the Series A Preferred Units are netted against the carrying value and amortized over the period until the first redemption date.

23. Subsequent Events

In July 2016, the Partnership entered into a commercial property Purchase and Sale Agreement to purchase Jade Park, an MF Property.  A thirty day due diligence period commenced and, if successfully completed, the transaction is expected to close in the third quarter of 2016.

In July 2016, the Partnership closed on the sale of Woodland Park, an MF property.  The proceeds from the sale were approximately $15.7 million, which is greater than the total asset value of approximately $14.0 million. The proceeds from the sale will be used to pay in full the $7.5 million mortgage which was collateralized by this MF Property. This sale transaction will result in the payment of income tax as this MF Property is wholly owned by the Holding Company.

24. Segments

Due to the increased investments in ATAX Vantage Holding, LLC, the Partnership added a new segment, Other Investments, during the second quarter of 2016. The Partnership consists of five reportable segments, Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, MBS Investments, and Other Investments.  In addition to the five reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  In January 2016, the Partnership sold its three remaining MBS Securities and eliminated this operating segment in the first quarter of 2016.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of mortgage revenue bonds and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such mortgage revenue bonds are held as investments and the related property loans, net of loan loss are reported as such on the Partnership’s Condensed Consolidated Balance Sheets.  On June 30, 2016, the Partnership held sixty-four mortgage revenue bonds. The Residential Properties financed by sixty-three mortgage revenue bonds contain a total of 8,784 rental units. In addition, one bond is collateralized by commercial real estate (Note 5).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership does not believe it is probable a sale will occur in the next twelve months. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.    On June 30, 2016, the Partnership consolidated the results of six MF Properties containing a total of 1,847 rental units. In addition Woodland Park, an MF Property, is reported as held for sale and contains 236 rental units.

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

Other Investments

The Amended and Restated LP Agreement authorizes the Partnership to make investments other than in mortgage revenue bonds provided that these other investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Partnership’s assets at the time of acquisition as required under the Amended and Restated LP Agreement.  In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.  The Partnership owned other investments, PHC Certificates, MBS Securities, and Other Investments which are reported as three separate segments.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the PHC Trusts.   The Partnership consolidates the PHC Trusts due to its ownership of the LIFERS issued by the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the HUD under HUD’s Capital Fund Program established under the Capital Fund Program.

MBS Securities Investment Segment

The MBS Securities segment consisted of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Partnership consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts.  These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which were backed by residential mortgage loans. In January 2016, the Partnership sold its MBS Securities for approximating $15.0 million, approximately the outstanding amortized cost plus interest. The Partnership then collapsed the related three remaining MBS - TOB Trusts. The Partnership’s approximate $11.9 million TOB financing facilities, which were the securitization of these MBS TOB Trusts, were paid off in full in connection with this sale.  The sale of the Partnership’s three remaining MBS Securities eliminated this operating segment in the first quarter of 2016 (Note 7).

Other Investments Segment

The Other investments segment consists of ATAX Vantage Holding, LLC, which is invested in Vantage, an unconsolidated entity (Note 9), and has issued property notes receivable to the Vantage at Brooks LLC and Vantage at Braunfels LLC.  The assets and income the Partnership realizes from these investments pursuant to their executed agreements have been included in this segment (Note 10).

The following table details certain key financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Mortgage Revenue Bond Investments	$8,790,823	$8,678,337	$17,569,877	$15,996,898
MF Properties	4,994,868	4,086,061	10,068,972	8,388,362
Public Housing Capital Fund Trust	722,990	784,846	1,453,892	1,517,749
MBS Securities Investments	-	152,861	48,755	305,721
Other Investments	424,440	-	711,484	-
Total revenues	$14,933,121	$13,702,105	$29,852,980	$26,208,730

Interest expense
Mortgage Revenue Bond Investments	$3,391,149	$2,010,745	$7,175,539	$4,899,865
MF Properties	596,360	640,909	1,266,693	1,353,808
Public Housing Capital Fund Trust	334,545	300,580	635,265	597,040
MBS Securities Investments	-	40,900	14,692	78,597
Total interest expense	$4,322,054	$2,993,134	$9,092,189	$6,929,310

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-	$-
MF Properties	1,649,891	1,389,700	3,296,122	2,843,879
Public Housing Capital Fund Trust	-	-	-	-
MBS Securities Investments	-	-	-	-
Total depreciation expense	$1,649,891	$1,389,700	$3,296,122	$2,843,879

Income from continuing operations
Mortgage Revenue Bond Investments	$2,220,622	$4,256,767	$4,250,903	$6,606,289
MF Properties	7,972,322	3,138,054	7,704,519	2,743,522
Public Housing Capital Fund Trust	388,445	476,813	818,627	905,961
MBS Securities Investments	-	111,661	51,984	226,683
Other Investments	424,440	-	711,484	-
Total income from continuing operations	$11,005,829	$7,983,295	$13,537,517	$10,482,455

Partnership net income
Mortgage Revenue Bond Investments	$2,220,723	$4,256,767	$4,251,016	$6,606,289
MF Properties	7,972,322	3,137,743	7,704,519	2,744,102
Public Housing Capital Fund Trust	388,445	476,813	818,627	905,961
MBS Securities Investments	-	111,661	51,984	226,683
Other Investments	424,440	-	711,484	-
Discontinued Operations	-	238,287	-	262,715
Partnership net income	$11,005,930	$8,221,271	$13,537,630	$10,745,750

The following table details certain key financial information for the Partnership’s reportable segments on June 30, 2016 and December 31, 2015:

Total assets	June 30, 2016	December 31, 2015
Mortgage Revenue Bond Investments	$941,641,883	$841,499,941
MF Properties	107,534,611	127,683,544
Public Housing Capital Fund Trust Certificates	62,488,641	61,021,462
MBS Securities Investments	-	15,035,061
Other Investments	17,009,944	7,726,970
Assets held for sale	13,745,698	14,020,559
Consolidation/eliminations	(196,731,864)	(199,877,054)
Total assets	$945,688,913	$867,110,483

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at June 30, 2016. The “Partnership” refers to the Partnership and the Consolidated VIEs reported as discontinued operations for the three and six months ended June 30, 2015. See Note 2 and Note 4 to the Partnership’s condensed consolidated financial statements.

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

During the first quarter of 2016, the Partnership implemented Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)”.  The new accounting guidance changed the presentation of debt issuance costs in the financial statements to present them as a direct deduction from the related debt liability rather than as Other Assets, applied retrospectively.  The new ASU did not change the presentation of debt issuance costs related to LOCs, as these continue to be reported as Other Assets (see Note 16 to the Partnership’s condensed consolidated financial statements).

During the three and six months ended June 30, 2016, the Partnership invested and committed to invest, through its wholly owned subsidiary, ATAX Vantage Holdings, LLC, in Vantage Corpus Christi Holdings, LLC (“Vantage”), holding a limited membership interest in the entity. The investment will be used to assist with the construction of a multifamily property. The Partnership does not have a controlling interest in Vantage and therefore, accounts for its limited partnership interest under the equity method of accounting. The Partnership earns a return on its investment accruing immediately on its contributed capital which is guaranteed by an unrelated third party.  Due to the guarantee, cash flows are expected to be sufficient to make the payments, therefore, the Partnership will record the return in the Partnership’s Condensed Consolidated Statements of Operations (see Note 9 to the Partnership’s condensed consolidated financial statements).

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.

In the first quarter of 2016, the Partnership began to classify its amortization of deferred financing costs as a separate line within the Partnership’s Condensed Consolidated Statements of Operations.  Previously this amount had been classified within depreciation and amortization. Accordingly, for the three and six months ended June 30, 2015, the Partnership has reclassified the amortization of deferred financing costs and has included them in conformity with the three and six months ended June 30, 2016.  This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

In the second quarter of 2016, the Partnership began to classify its property loans net of loan losses a separate line within the Partnership’s Condensed Consolidated Balance Sheets. Previously this amount had been classified within Other Assets. Accordingly, on June 30, 2016 and December 31, 2015, the Partnership has reclassified the property loans net of loan losses and has included them in conformity for the periods presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

Executive Summary

The following table compares net income for the Partnership for the periods indicated:

Change in Partnership Net Income (in 000’s)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Partnership net income	$11,006	$8,221	$2,785	33.9%	$13,538	$10,746	$2,792	26.0%

The changes reported for the three and six months ended June 30, 2016 and 2015 were related to an increase in the investment portfolio which was leveraged for the purpose of enhancing investor returns and the realization of sales and redemptions of investments and MF Property assets to deploy into alternative investment opportunities.

The summary of the Partnership’s comparison of the three months ended June 30, 2016 with the three months ended June 30, 2015 is as follows:

•	Reported approximately $1.2 million in additional investment income due to new investments offset by approximately $1.6 million due to the sale and redemption of investments,
•

Reported approximately $12.4 million gain on the sale of the Arboretum during the second quarter of 2016 as compared to approximately $3.4 million net gain on sale of The Colonial during the second quarter of 2015, all MF Properties,

•	Reported approximately $4.7 million of income tax expense, which includes $4.1 million directly related to the sale of the Arboretum,
•	Reported approximately $656,000 of additional taxable interest income related to increased property loans receivable,
•	Reported approximately $2.1 million of increased interest expense, amortization of deferred financing costs, administrative fees, and professional fees due to the growth of the portfolio,
•	Reported a net decrease of approximately $111,000 in net income from the investment in the Suites on Paseo, an MF Property,
•	Reported a net decrease of approximately $121,000 in net income from the sales of Arboretum, Glynn Place and The Colonial, and
•	Reported approximately $482,000 of reduction of MF Property real estate taxes due to county valuation adjustments.

The summary of the Partnership’s comparison of the six months ended June 30, 2016 with the six months ended June 30, 2015 is as follows:

•	Reported approximately $2.8 million in additional investment income due to new investments offset by approximately $2.1 million due to the sale and redemption of investments,
•

Reported approximately $12.4 million gain on the sale of the Arboretum during the second quarter of 2016 as compared to approximately $3.4 million net gain on sale of The Colonial during the second quarter of 2015, all MF Properties,

•	Reported approximately $4.7 million of income tax expense, which includes $4.1 million directly related to the sale of the Arboretum,
•	Reported approximately $219,000 of contingent interest from Ashley Square,
•	Reported approximately $954,000 of additional taxable interest income related to increased property loans receivable,
•	Reported approximately $3.7 million of increased interest expense, amortization of deferred financing costs, administrative fees, and professional fees due to the growth of the portfolio,
•	Reported a net decrease of approximately $617,000 in net income from the investment in the Suites on Paseo, an MF Property,
•	Reported a net decrease of approximately $141,000 in net income from the sales of Arboretum, Glynn Place and The Colonial, and
•	Reported approximately $849,000 of reduction of the MF Properties real estate taxes due to county valuation adjustments.

The Partnership generated Cash Available for Distribution (“CAD”) of approximately $12.2 million and $9.7 million for the three months ended June 30, 2016 and 2015, respectively.  The Partnership generated CAD of approximately $18.5 million and $15.1 million for the six months ended June 30, 2016 and 2015, respectively. In addition to the changes noted above, changes in depreciation and amortization, fair value of derivatives and interest rate derivative amortization, amortization of deferred financing costs, and bond purchase discount accretion net of the cash received, accounts for the majority of the changes when comparing the six months ended June 30, 2016 and 2015, respectively. See additional discussion of CAD in this Management’s Discussion and Analysis below.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the six months ended June 30, 2016 and 2015:

Recent Investment Activity	Year	#	Amount in 000's	Retired Debt or Note in 000's	Tier 2 income in 000's (1)	Notes to the Partnership's consolidated financial statements
Mortgage Revenue Bond and MBS Securities Sales and Redemptions
MBS Securities	2016	3	$15,081	$11,945	$-	7
Mortgage revenue bond - Pro Nova 2014-2	2016	1	9,479	8,375	-	5
Mortgage revenue bond redemptions	2016	4	5,172	-	-	5

Mortgage Revenue Bonds and other Asset Acquisitions and Notes
Mortgage revenue bond acquisitions	2016	1	11,500	N/A	N/A	5
Investment in equity interest	2016	1	3,372	N/A	N/A	9
Mortgage revenue bond acquisitions	2015	13	131,985	N/A	N/A	5
Mortgage revenue bond restructure	2015	1	11,500	N/A	N/A	5
Property loan receivable	2015	1	2,813	N/A	N/A	10
Forward mortgage revenue bond commitment	2015	1	11,000	N/A	N/A	21

MF Property
MF Property sold	2016	1	30,200	16,519	8,343	8
MF Properties executed brokerage agreements	2016	2	-	-	-	8
Land with executed brokerage agreement	2016	1	-	-	-	8
MF Property sold	2015	1	10,700	7,432	3,417	8
MF Properties executed brokerage agreement	2015	1	-	-	-	8

(1)	See Item 2, "Cash Available for Distribution" section of the Partnership's report.

Recent Financing and Derivative Activities

The following table presents information regarding the financing and derivative activity of the Partnership for the six months ended June 30, 2016 and 2015:

Recent Financing and Derivative Activity	Year	#	Amount of Change in Debt or Derivative in 000's	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
Unsecured LOCs	2016	3	$12,425	No	N/A	15
TOB Financing with DB paid in full and collapsed	2016	4	(20,320)	Yes	N/A	16
Interest rate derivative sold	2016	1	(11,000)	N/A	1.0%	19
Redeemable Series A preferred units	2016	2	23,869	N/A	N/A	22
TOB Financing with DB	2015	4	48,285	Yes	N/A	16
Unsecured LOCs	2015	3	47,408	No	N/A	15
Mortgages payable and other secured financing	2015	1	1,425	Yes	N/A	17
Interest rate derivative revised	2015	2	11,000	N/A	1.0%	19

(1)	See Items 2 and 3, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative

Discussion of the Mortgage Revenue Bond Investments on June 30, 2016

As discussed in Notes 5 and 24 to the Partnership’s condensed consolidated financial statements, the Partnership’s primary purpose is to acquire and hold as investments a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.

The following table compares total revenues, total interest expense and net income for the mortgage revenue bond investment segment, reported in 000’s, for the periods indicated:

	For the Three Months Ending June 30,				For the Six Months Ending June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$8,791	$8,678	$113	1.3%	$17,570	$15,997	$1,573	9.8%
Other income - gain on sale of securities	$-	$-	$-	0.0%	$8	$-	$8	100.0%
Total interest expense	$3,391	$2,011	$1,380	68.7%	$7,176	$4,900	$2,276	46.4%
Net income	$2,221	$4,257	$(2,036)	-47.8%	$4,251	$6,606	$(2,355)	-35.7%

During the six months ended June 30, 2016 the Partnership reported approximately $2.8 million in additional recurring total revenue and $219,000 of contingent interest income when compared to the six months ended June 30, 2015. The recurring revenue is due to the additional mortgage revenue bonds of approximately $135.0 million net par value added or restructured to the portfolio during the past twelve months. Offsetting this was the reduction of approximately $2.1 million related to bonds restructured, paid in full, or sold for the same period. In addition, when comparing the six months ended June 30, 2016 with the six months ended June 30, 2015, approximately $3.7 million of the increase in total expenses was directly related to increased borrowings, the adjustment of the derivatives to fair value, increased amortization of deferred financing costs, and increased administrative fees and professional fees.

Discussion of the PHC Trusts on June 30, 2016

As discussed in Notes 6 and 24 to the Partnership’s condensed consolidated financial statements, the terms of the Amended and Restated LP Agreement allow investments in addition to mortgage revenue bonds owned by the Partnership.  The Partnership must limit its investment in these other securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940, and the aggregate book value of these other securities may not exceed 25% of the total assets of the Partnership.

The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities.

The following table compares total revenues and net income for the PHC Trusts segment, reported in 000’s, for the periods indicated:

	For the Three Months Ending June 30,				For the Six Months Ending June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
PHC Trusts
Total revenues	$723	$785	$(62)	-7.9%	$1,454	$1,518	$(64)	-4.2%
Net income	$388	$477	(88)	-18.5%	$819	$906	(87)	-9.6%

The slight decrease in total revenues and net income when comparing the six months ended June 30, 2016 to the same period in 2015 was the result of principal reductions of the PHC Trust holdings owned by the Partnership.

Discussion of the MBS Securities on June 30, 2016

As discussed in Notes 7 and 24 to the Partnership’s condensed consolidated financial statements, the terms of the Amended and Restated LP Agreement allow investments in addition to mortgage revenue bonds owned by the Partnership.  The Partnership must limit its investment in these other securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940, and the aggregate book value of these other securities may not exceed 25% of the total assets of the Partnership. The following table compares total revenues and net income for the MBS Securities, reported in 000’s, for the periods indicated:

	For the Three Months Ending June 30,				For the Six Months Ending June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
MBS Securities
Total revenues	$-	$153	$(153)	-100.0%	$49	$306	$(257)	-84.1%
Net income	$-	$112	(112)	-100.0%	$52	$227	(175)	-77.1%

The decrease in total revenues and net income when comparing the six months ended June 30, 2016, to the same period in 2015, was the result of the sale of the remainder of the MBS Securities in January 2016. The sale of the Partnership’s remaining three MBS Securities eliminated the MBS Securities segment in the first quarter of 2016.

Discussion of the Other Investments on June 30, 2016

As discussed in Notes 9, 10, and 24 to the Partnership’s condensed consolidated financial statements, to facilitate its investment strategy, the Partnership may acquire equity positions in Other Investments while assessing the viability of restructuring the property through a sale or refinancing.  The Partnership, through its wholly owned subsidiary ATAX Vantage Holding, LLC, has invested in Vantage at Brooks LLC and Vantage at Braunfels LLC and holds property notes receivable on each property.  It also has an unconsolidated equity investment in Vantage.

The following table compares total revenues and net income for the Other Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ending June 30,				For the Six Months Ending June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other Investments
Total revenues	$424	$-	$424	N/A	$711	$-	$711	N/A
Net income	$424	$-	424	N/A	$711	$-	711	N/A

Discussion of the MF Properties on June 30, 2016

As discussed in Notes 8 and 24 to the Partnership’s condensed consolidated financial statements, to facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by multifamily, student, and senior citizen residential properties, the Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties.

The following table compares total revenues, total interest expense, and net income for the MF Properties segment, reported in 000’s, for the periods indicated:

	For the Three Months Ending June 30,				For the Six Months Ending June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
MF Properties
Total revenues	$4,995	$4,086	$909	22.2%	$10,069	$8,388	$1,681	20.0%
Other income - Gain on sale of MF Properties	$12,443	$3,417	$9,025	264.1%	$12,443	$3,417	$9,025	264.1%
Total interest expense	$596	$641	(45)	-7.0%	$1,267	$1,354	(87)	-6.4%
Net income	$7,972	$3,138	$4,835	154.1%	$7,705	$2,744	$4,960	180.8%

At June 30, 2016 and 2015, the Partnership and its consolidated subsidiary owned seven and nine MF Properties, respectively, which contain a total of 2,072 and 2,169 rental units, respectively. The net increase in the net income when comparing the six months ended June 30, 2016 and 2015 was the result of offsetting factors. An increase of approximately $2.5 million in revenue and approximately $3.1 million in operating expenses was attributable to adding the Suites on Paseo in September 2015. The MF Properties, excluding the Suites on Paseo, reported an increase in occupancy which resulted in approximately $437,000 increased revenue. In addition, the Partnership sold Arboretum during the second quarter of 2016 which resulted in a gain of approximately $12.4 million compared to approximately $3.4 million gain on sale of The Colonial during the second quarter of 2015. Offsetting these increases was approximately $1.3 million decrease in revenue and approximately $1.1 million decrease in expenses for the same periods due to the sales of Arboretum in the second quarter of 2016 and sales of Glynn Place and The Colonial during the third and second quarter of 2015, respectively. The remaining change was primarily related to the existing MF Properties decrease of approximately $742,000 in accrued real estate property taxes and the increase of approximately $4.7 million income tax expense which is mostly related to the gain on the sale of the Arboretum.

On June 30, 2016, Properties Management, an affiliate of AFCA 2, provided property management services for six of the MF Properties and seven of the properties collateralized by the mortgage revenue bonds.  Management believes this relationship provides greater insight and understanding of the underlying property operations and their ability to meet the Partnership’s debt service requirements.

The following tables outline certain information regarding the Residential Properties on which the Partnership holds mortgage revenue bonds as investments and owns the MF Properties. The table does not include information on the two Consolidated VIEs reported as discontinued operations for the six months ended June 30, 2015.

Non-Consolidated Properties-Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the six months ended June 30, 2016, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current on June 30, 2016.

		Total Revenue (1) (000's)		Net Operating Income (000's)					Economic Occupancy (2)
		For the Six Months Ended June 30,		For the Six Months Ended June 30,		Number	Percentage Occupied Units on June 30,		For the Six Months Ended June 30,
Property Name	State	2016	2015	2016	2015	of Units	2016	2015	2016	2015
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	$392	380	$197	197	88	100%	97%	100%	95%
Harden Ranch	CA	573	578	321	347	100	100%	99%	98%	99%
Montclair Apartments	CA	277	278	136	134	80	100%	96%	102%	97%
Santa Fe Apartments	CA	370	359	179	153	89	97%	100%	98%	97%
Seasons at Simi Valley (5)	CA	428	n/a	236	n/a	69	100%	n/a	142%	n/a
Sycamore Walk (5)	CA	413	n/a	187	n/a	112	98%	n/a	102%	n/a
Tyler Park Townhomes	CA	462	465	230	252	88	100%	100%	99%	99%
Westside Village Market	CA	297	308	147	187	81	99%	100%	101%	100%
Lake Forest Apartments	FL	1,164	1,098	708	634	240	90%	88%	86%	92%
Ashley Square Apartments	IA	719	702	339	338	144	97%	98%	93%	92%
Brookstone Apartments	IL	697	691	344	303	168	98%	99%	94%	93%
Copper Gate	IN	561	500	301	243	128	98%	93%	99%	95%
Renaissance Gateway	LA	898	887	467	548	208	98%	96%	94%	94%
Live 929 Apartments	MD	3,367	3,382	2,081	2,548	575	81%	89%	88%	88%
Woodlynn Village	MN	331	302	210	176	59	100%	98%	98%	92%
Greens of Pine Glen Apartments	NC	775	741	452	397	168	96%	93%	90%	90%
Silver Moon	NM	521	352	288	147	151	91%	83%	84%	57%
Ohio Properties (4)	OH	1,770	1,711	968	844	362	95%	96%	95%	94%
Bridle Ridge Apartments	SC	603	591	352	339	152	99%	98%	98%	97%
Companion at Thornhill Apartments (5)	SC	904	n/a	523	n/a	178	99%	n/a	84%	n/a
Cross Creek Apartments	SC	701	658	379	305	144	98%	94%	93%	90%
Palms at Premier Park	SC	1,221	1,208	830	777	240	98%	95%	83%	94%
Arbors of Hickory Ridge	TN	1,179	1,274	567	629	348	94%	93%	83%	87%
Avistar at Chase Hill	TX	1,004	1,056	436	555	232	87%	97%	78%	84%
Avistar at the Crest	TX	973	932	518	529	200	95%	98%	84%	84%
Avistar at the Oaks	TX	754	725	376	376	156	93%	96%	86%	84%
Avistar in 09	TX	583	582	335	336	133	98%	95%	87%	88%
Avistar on the Boulevard	TX	1,447	1,391	824	808	344	94%	92%	81%	82%
Avistar on the Hills	TX	611	591	311	325	129	97%	98%	89%	90%
Bella Vista Apartments	TX	616	613	308	320	144	99%	97%	95%	93%
Concord at Gulfgate	TX	1,406	1,115	876	673	288	92%	83%	81%	79%
Concord at Little York	TX	1,105	897	572	429	276	90%	76%	73%	72%
Concord at Williamcrest	TX	1,433	1,068	910	616	288	95%	77%	81%	76%
Runnymede Apartments	TX	1,289	1,230	583	586	252	99%	97%	97%	94%
South Park Ranch Apartments	TX	1,106	1,076	706	678	192	98%	99%	98%	97%
Vantage at Judson	TX	1,731	1,658	1,104	1,114	288	93%	92%	81%	81%
		$32,681	$29,399	$18,301	$16,843	6,894	94%	92%	89%	88%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.
(2)

Economic occupancy is presented for June 30, 2016 and 2015, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)	Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4)

The Partnership holds approximately $17.8 million of mortgage revenue bonds secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties).  Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5)	Newly stabilized properties. Previous period results are not available.

Net operating income, a non-GAAP measure, is equal to net income plus depreciation, amortization, and debt service expenses. When comparing the six months ended June 30, 2016 and 2015, total revenue and net operating income of the non-consolidated stabilized properties increased.  The increase in total revenue is the result of renovated properties, new investments, existing properties, and the addition of three properties that became stabilized in the second quarter of 2016.  The increase in net operating income is the result of the increase in total revenue less the effect of the Live 929 Apartment’s increase in real estate tax expense.  The properties which were renovated in 2015 and are now stabilized contribute approximately 27% of the increase in total revenue and approximately 46% of the increase in net operating income.  The existing properties contribute the remaining approximately 20% of the increase in total revenue and approximately -10% of the increase in net operating income due to the effects of an increase in Live 929 Apartments real estate tax expense.  Seasons at Simi Valley, Sycamore Walk, and Companion at Thornhill became stabilized and contributed 53% of the increase in revenue and 65% of the increase in operating income.

Non-Consolidated Properties-Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the six months ended June 30, 2016, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). On June 30, 2016, debt service on the Partnership’s bonds for the non-consolidated, non-stabilized properties was current.

		Total Revenue (1) (000's)		Net Operating Income (000's)					Economic Occupancy (2)
		For the Six Months Ended June 30,		For the Six Months Ended June 30,		Number	Percentage of Occupied Units as of June 30,		For the Six Months Ended June 30,
Property Name	State	2016	2015	2016	2015	of Units	2016	2015	2016	2015
Non-Consolidated Properties-Non Stabilized (3)
Columbia Gardens (4)	SC	539	n/a	221	n/a	188	78%	n/a	78%	n/a
Willow Run (4)	SC	509	n/a	160	n/a	200	88%	n/a	74%	n/a
Avistar at the Parkway (4)	TX	549	n/a	156	n/a	236	70%	n/a	42%	n/a
Bruton Apartments (5)	TX	199	n/a	(199)	n/a	264	27%	n/a	13%	n/a
Crossing at 1415 (4)	TX	223	n/a	23	n/a	112	37%	n/a	33%	n/a
Decatur Angle (5)	TX	766	n/a	133	n/a	302	97%	n/a	48%	n/a
Heights at 515 (4)	TX	322	n/a	91	n/a	96	63%	n/a	54%	n/a
Heritage Square Apartments (5)	TX	765	n/a	534	n/a	204	96%	n/a	80%	n/a
Vantage at Harlingen (5)	TX	1,262	n/a	773	n/a	288	86%	n/a	65%	n/a
		$5,134	n/a	$1,892	n/a	1,890	74%	n/a	51%	n/a

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.
(2)

Economic occupancy is presented for the six months ended June 30, 2016 and 2015, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

Net operating income is equal to net income plus depreciation, amortization, and debt service expenses. The underlying properties that collateralize these mortgage revenue bonds were either under renovation or have not been fully stabilized.  For the first six months ended June 30, 2016, the mortgage revenue bond collateralized by Companion at Thornhill Apartments was added to the portfolio.  Seasons at Simi Valley, Sycamore Walk, and Companion at Thornhill became stabilized in the second quarter of 2016.

MF Properties

Net operating income is equal to net income plus depreciation, amortization, and debt service expenses. The Partnership believes that net operating income provides relevant information about the operations of the MF Properties. Net operating income, along with GAAP net income, is necessary for understanding the operating results of the MF Properties.  Seven MF Properties are owned by the Partnership and its wholly owned subsidiary. The Partnership owns one MF Property, and the subsidiary holds a 99% limited partner interest in one limited partnership and 100% of the membership interests in five limited liability companies.  The properties are encumbered by mortgages payable and other secured financing with an aggregate principal balance of approximately $44.6 million on

June 30, 2016.  The Partnership reports the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the six months ended June 30, 2016, these MF Properties have met the stabilization criteria (see footnote 3 below the table).

		Total Revenue (1) (000's)		Net Operating Income (000's)					Economic Occupancy (2)
		For the Six Months Ended June 30,		For the Six Months Ended June 30,		Number	Percentage of Occupied Units as of June 30,		For the Six Months Ended June 30,
Property Name	State	2016	2015	2016	2015	of Units	2016	2015	2016	2015
MF Properties-Stabilized (3)
Suites on Paseo (4)	CA	$2,464	n/a	$763	n/a	394	84%	n/a	77%	n/a
Eagle Village	IN	1,073	944	395	332	511	77%	62%	87%	80%
Northern View	KY	857	666	458	261	281	78%	57%	86%	77%
The 50/50 MF Property	NE	1,936	1,894	1,405	739	475	97%	97%	97%	97%
Residences at DeCordova	TX	599	579	350	323	110	95%	96%	94%	91%
Residences at Weatherford	TX	449	437	247	167	76	100%	99%	101%	98%
		$7,378	$4,520	$3,618	$1,822	1,847	86%	76%	88%	89%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.
(2)

Economic occupancy is presented for June 30, 2016 and 2015, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)

Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for all MF Properties that are not student housing residential properties. Suites on Paseo, Eagle Village, Northern View, and The 50/50 MF Property are student housing residential properties.

(4)	Previous period revenue, net operating income and occupancy numbers are not included as the property became an MF Property in September of 2015.

When comparing the six months ended June 30, 2016 and 2015, total revenue of the stabilized MF Properties, which include the student housing residential properties, increased approximately $579,000 while the net operating income increased approximately $1.3 million. Approximately $409,000 of the increase in net operating income was due to a decrease in estimated real estate taxes for The 50/50. The remaining increase is directly related to improved overall economic occupancy reported by the remaining stabilized MF Properties.

The reconciliation of MF Properties Net Income to Net Operating Income herein for the six months ended June 30, 2016 and 2015 is as follows:

	For the Six Months Ended June 30,
	2016	2015
MF Property Segment Net Income (1)	$7,705	$2,744
Add:
Depreciation and amortization expense	3,217	1,781
Interest expense	1,262	1,112
The Greens Hold Co income	386	107
Less:
MF Property sold:
Net income	(137)	(79)
Gain on sale, net of tax	(8,328)	(3,417)
Asset held for sale	(161)	(101)
Eliminations	(326)	(325)
Total Net Operating Income	$3,618	$1,822

(1)	See Note 24 to the Partnership's consolidated financial statements

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues, total expenses, and net income for the three and six months ended June 30, 2016 and 2015 (in 000’s) should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table compares revenue for the Partnership for the periods presented:

Change in Total Revenues and Other Income (in 000’s)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues and Other Income:
Property revenues	$4,995	$4,086	$909	22.2%	$10,069	$8,388	$1,681	20.0%
Investment income	9,010	9,389	(379)	-4.0%	18,167	17,368	799	4.6%
Contingent interest income	45	-	45	100.0%	219	-	219	100.0%
Other interest income	883	227	656	289.1%	1,397	452	946	209.2%
Gain on sale of MF Property	12,443	3,417	9,026	264.1%	12,443	3,417	9,025	264.1%
Gain on sale of securities	-	-	-	0.0%	8	-	8	100.0%
Total Revenues and Other Income	$27,376	$17,120	$10,257	59.9%	$42,304	$29,626	$12,678	42.8%

Discussion of the Total Revenues and Other Income For the Three Months Ended June 30, 2016 and 2015

Property revenues.  The property revenues reported a net increase of approximately $909,000 for the three months ended June 30, 2016, compared to the second quarter 2015, due to offsetting factors. An increase of approximately $1.3 million was attributable to revenue earned by the Suites on Paseo when it changed its classification from a mortgage revenue bond to an MF Property in September 2015 and approximately $223,000 related to the increase in occupancy of the MF Properties, excluding the Suites on Paseo. Offsetting this increase is a decrease of approximately $599,000 in the revenue for the same periods due to the sale of the Arboretum during the second quarter of 2016 and the 2015 sales of Glynn Place and The Colonial during the third and second quarter of 2015, respectively. The MF Properties averaged monthly rental revenue of approximately $561 per unit in the second quarter of 2016 as compared with $485 per unit in the second quarter of 2015.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS Securities.  For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, investment income decreased by approximately $379,000 due to offsetting factors.  Investment income increased by approximately $1.2 million as mortgage revenue bonds of approximately $135.0 million net par value were added or restructured to the portfolio during the past twelve months. Offsetting this increase was the reduction of approximately $935,000 in investment income as the Suites on Paseo mortgage revenue bond was exchanged for The Suites on Paseo MF Property in September 2015, and the sales of the MBS Securities and the ProNova-2 mortgage revenue bond during the three months ended March 31, 2016.  The remaining decrease was the result of reductions in mortgage revenue bonds as principal payments were received or due to restructuring.

Contingent interest income. For the three months ended June 30, 2016, contingent interest income was received from available excess cash realized from Ashley Square. No contingent interest income was received during the three months ended June 30, 2015.

Other interest income. Other interest income is comprised mainly of interest income on property loans held by the Partnership. The increase in other interest income for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is largely attributable to taxable interest income reported from the increase in property loans (see Note 10 to the Partnership’s condensed consolidated financial statements).

Gain on sale of MF Properties.  The gain reported for the three months ended June 30, 2016, resulted from the sale of the Arboretum, an MF Property. The gain reported for the three months ended June 30, 2015, resulted from the sale of The Colonial, an MF Property (see Note 8 to the Partnership’s condensed consolidated financial statements).

Discussion of the Total Revenues and Other Income For the Six Months Ended June 30, 2016 and 2015

Property revenues. The property revenues reported a net increase of approximately $1.7 million for the six months ended June 30, 2016, compared to June 30, 2015, due to offsetting factors. An increase of approximately $2.5 million was attributable to revenue attributable to the Suites on Paseo changing its classification from a mortgage revenue bond to an MF Property in September 2015 and approximately $437,000 related to the increased in occupancy of the existing MF Properties, excluding the Suites on Paseo. Offsetting this increase is a decrease of approximately $1.3 million in revenue for the same periods due to the sale of the Arboretum in March 2016 and the sales of The Colonial and Glynn Place during the second and third quarter of 2015, respectively. The MF Properties averaged monthly rental revenue of approximately $571 per unit for the six months ended June 30, 2016, compared with $481 per unit in the six months ended June 30, 2015.

Investment income.   Investment income increased approximately $799,000 for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due to offsetting factors.  Investment income increased approximately $2.8 million as additional mortgage revenue bonds of approximately $135.0 million net par value were added or restructured to the portfolio during the past twelve months. Offsetting this increase was a reduction of approximately $1.7 million in investment income as the Suites on Paseo mortgage revenue bond was exchanged for the Suites on Paseo MF Property in September 2015, and the sales of the MBS Securities and the Pro Nova 2014-2 mortgage revenue bond during the three months ended March 31, 2016. The remaining decrease was the result of reductions in mortgage revenue bonds as principal payments were received or due to restructuring.

Contingent interest income. For the six months ended June 30, 2016, contingent interest income was received from available excess cash realized from Ashley Square. No contingent interest income was received during the six months ended June 30, 2015.

Other interest income. Other interest income is comprised mainly of interest income on property loans held by the Partnership. The increase in other interest income from the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is attributable to taxable interest income from the increase in property loans (see Note 9 to the Partnership’s condensed consolidated financial statements).

Gain on sale of MF Properties.  The gain reported in the six months ended June 30, 2016 resulted from the sale of the Arboretum, an MF Property. The gain reported in the six months ended June 30, 2015, resulted from the sale of The Colonial, an MF Property (see Note 8 to the Partnership’s condensed consolidated financial statements).

Gain on sale of securities.  The net gain reported for the six months ended June 30, 2016, is the result of the sales of the MBS Securities and the Pro Nova 2014-2 mortgage revenue bond. There was no gain realized on the sale of securities for the six months ended June 30, 2015 (see Notes 5 and 7 to the Partnership’s condensed consolidated financial statements).

The following table compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$2,369	$2,275	$94	4.1%	$5,006	$4,746	$260	5.5%
Provision for loss on receivables	-	98	(98)	-100.0%	-	98	(98)	-100.0%
Impairment expense	62	-	62	100.0%	62	-	62	100.0%
Depreciation and amortization	1,807	1,437	370	25.8%	3,932	2,891	1,041	36.0%
Amortization of deferred financing costs	392	307	86	28.0%	925	645	279	43.3%
Interest	4,322	2,993	1,329	44.4%	9,092	6,929	2,163	31.2%
General and administrative	2,765	2,026	739	36.5%	5,097	3,834	1,264	33.0%
Total Expenses	$11,717	$9,136	$2,581	28.2%	$24,113	$19,144	$4,970	26.0%

Discussion of the Total Expenses for the Three Months Ended June 30, 2016 and 2015

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, there was an increase of approximately $94,000 in real estate operating expenses.  Of the increase approximately $833,000 is related to the addition of the Suites on Paseo property (due the change in classification from a mortgage revenue bond to an MF Property) in September 2015. Offsetting this increase was approximately $272,000 related to the sale of Arboretum during the three months ended June 30, 2016, and the sales of The Colonial Glynn Place MF Properties during second and third quarter of 2015, respectively. In addition, approximately $482,000 was related to The 50/50 MF Property, Suites on Paseo, and the existing MF Properties decrease in accrued taxes due to the changes in county property assessments.

Provision for loss on receivables.  The Partnership did not receive its entire interest payment due on June 1, 2015 from the Suites on Paseo (when classified as a mortgage revenue bond). The Partnership issued a forbearance agreement for the accrued interest due on June 1, 2015, but not yet paid, until September 1, 2015. The Partnership evaluated the collectability of its interest receivable and determined the interest accrued on the Suites on Paseo Series B bond was not collectible. As such, the Partnership recorded an allowance for the accrued interest receivable of approximately $98,000 on the Series B interest for the three months ended June 30, 2015. There was no similar allowance recorded during 2016 as the Series B bonds were collapsed on September 1, 2015 and the asset classified as an MF Property.

Impairment Expense.   In March 2016, The Partnership executed a Purchase and Sales Agreement to sell a parcel of land in Florida, carried at a cost of approximately $3.1 million (see Note 8 to the Partnership’s consolidated financial statements). As such, the asset has been evaluated for impairment. The Partnership determined the carrying value of this asset is greater than the its fair market value and the Partnership has recorded approximately $62,000 as an impairment expense for the three months ended June 30, 2016. There was no impairment expense recorded during the same period in 2015.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, the net increase in depreciation and amortization expense was the result of offsetting factors. Approximately $154,000 of the increase resulted from increased in-place lease amortization and an increase of approximately $383,000 in depreciation expense was related to the Suites on Paseo. Offsetting these increases is a decrease of approximately $208,000 related to the sale of the Arboretum during the three months ended June 30, 2016, and the sales of The Colonial and Glynn Place MF Properties during second and third quarters of 2015, respectively. The remaining increase is related to additional depreciation expense reported due to improvements and asset additions during the three months ended June 30, 2016.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing or mortgage payable. For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, the net increase in the amortization of deferred financing costs is primarily related to the M33 TEBS financing facility which closed in July 2015 (see Note 2 to the Partnership’s condensed consolidated financial statements).

Interest expense. For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, the net increase in interest expense was approximately $1.3 million. An increase of approximately $487,000 resulted from higher average outstanding debt principal between the two quarters and an increase of approximately $135,000 from an increase in the annual effective interest rates. The Partnership's average borrowing costs were approximately 2.9% per annum for the three months ended June 30, 2016, and approximately 2.8% per annum for the three months ended June 30, 2015.  In addition, an increase of approximately $730,000 resulted from the change in the mark to market adjustment of the Partnership's derivatives.  These interest rate derivatives do not qualify for hedge accounting and are carried at fair value, with changes in fair value included in current period earnings within interest expense (see Note 19 to the Partnership’s condensed consolidated financial statements).

General and administrative expenses.  For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, the increase in general and administrative expenses is attributable to the following:  an increase of approximately $68,000 of administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds, approximately $138,000 in professional fees and approximately $522,000 in salary and benefits.

Discussion of the Total Expenses for the Six Months Ended June 30, 2016 and 2015

Real estate operating expenses.   For the six months ended June 30, 2016, compared to the six months ended June 30, 2015, there was a net increase in real estate operating expenses of approximately $260,000. Approximately $1.7 million of the increase is related to the addition of the Suites on Paseo property (due to the change in classification from a mortgage revenue bond to an MF Property) in September 2015. Offsetting this increase was approximately $637,000 related to the sale of the Arboretum during the three months ended June 30, 2016, and the sales of The Colonial and Glynn Place MF Properties during second and third quarters of 2015, respectively. In addition, approximately $849,000 was related to The 50/50 MF Property, Suites on Paseo, and the existing MF Properties decrease in accrued real estate taxes due to changes in county property assessments and a former MF Property’s state income tax paid during the six months ended June 30, 2015 and not repeated in the same period in 2016.

Provision for loss on receivables.  The Partnership did not receive its entire interest payment due on June 1, 2015 from the Suites on Paseo (when classified as a mortgage revenue bond). The Partnership issued a forbearance agreement for the accrued interest due on June 1, 2015, but not yet paid, until September 1, 2015. The Partnership evaluated the collectability of its interest receivable and determined that the interest accrued on the Suites on Paseo Series B bond was not collectible. As such, the Partnership recorded an allowance for the accrued interest receivable on the Series B interest of approximately $98,000 for the six months ended June 30,

2015. There was no similar allowance recorded during 2016 as the Series B bonds were collapsed on September 1, 2015 and the asset classified as an MF Property.

Impairment Expense.   In March 2016, the Partnership executed a Purchase and Sales Agreement to sell a parcel of land in Florida, carried at a cost of approximately $3.1 million (see Note 8 to the Partnership’s consolidated financial statements). As such, the asset has been evaluated for impairment.  The Partnership determined the carrying value of this asset is greater than the its fair market value and the Partnership has recorded approximately $62,000 as an impairment expense for the six months ended June 30, 2016. There was no impairment expense during the same period in 2015.

Depreciation and amortization expense.   For the six months ended June 30, 2016, compared to June 30, 2015, the net increase in depreciation and amortization was the result of offsetting factors. Approximate $614,000 of the increase resulted from increased in-place lease amortization and increase of approximately $766,000 in depreciation expense was related to the Suites on Paseo. Offsetting these increases is a decrease of approximately $486,000 related to the sale of the Arboretum during the three months ended June 30, 2016, and the sales of The Colonial Glynn Place MF Properties during second and third quarters of 2015, respectively. The remaining increase is related to additional depreciation expense reported due to the improvements and asset additions during the six months ended June 30, 2016.

Amortization of deferred financing costs.  For the six months ended June 30, 2016, compared to the six months ended June 30, 2015, the net increase in the amortization of deferred financing costs is primarily related to the M33 TEBS financing facility which closed in July 2015 (see Note 2 to the Partnership’s condensed consolidated financial statements).

Interest expense. For the six months ended June 30, 2016, compared to the six months ended June 30, 2015, the net increase in interest expense was approximately $2.2 million. An increase of approximately $1.0 million resulted from higher average outstanding debt principal between the two quarters and an increase of approximately $272,000 from an increase in annual effective interest rates. The Partnership's average borrowing costs were approximately 2.9% per annum for the six months ended June 30, 2016, and approximately 2.8% per annum for the six months ended June 30, 2015. In addition, an increase of approximately $941,000 resulted from the change in the mark to market adjustment of the Partnership's derivatives.  These interest rate derivatives do not qualify for hedge accounting and are carried at fair value, with changes in fair value included in current period earnings within interest expense (see Note 19 to the Partnership’s condensed consolidated financial statements).

General and administrative expenses.  For the six months ended June 30, 2016, compared to the six months ended June 30, 2015, the increase in general and administrative expenses is attributable to the following:  an increase of approximately $139,000 of administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds, approximately $460,000 in professional fees and approximately $607,000 in salary and benefits.

The following table compares income from discontinued operations for the Partnership for the periods presented:

Change in Income from Discontinued Operations (in 000’s)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Dollar Change	% Change	2016	2015	Dollar Change	% Change
Income from discontinued operations	$-	$238	$(238)	-100.0%	$-	$263	$(263)	-100.0%

Discussion of Net Income from Discontinued Operations for the Three and Six Months Ended June 30, 2016 and 2015

In April 2015, separate brokerage contracts were executed to list the Consolidated VIEs, Bent Tree and Fairmont Oaks, for sale. As a result, management determined these Consolidated VIEs met the criteria for discontinued operations presentation and were classified as such in the Partnership’s condensed consolidated financial statements for the three and six months ended June 30, 2015. The Consolidated VIEs were sold in 2015, so there are no discontinued operations to report for the three and six months ended June 30, 2016.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership’s ability to make distributions to Unitholders.  The Partnership believes that CAD provides relevant information about its operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond issuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds and property loans, losses related to VIEs including depreciation expense, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with GAAP and deducts Tier 2 income (see Note 2 to the Partnership’s condensed consolidated financial statements) attributable to the Partnership as defined in the Amended and Restated LP Agreement.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s GAAP net income to its CAD):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Partnership net income	$11,005,930	$8,221,271	$13,537,630	$10,745,750
Net loss related to VIEs and eliminations due to consolidation	-	(67,954)	-	78,212
Net income before impact of Consolidated VIE	11,005,930	8,153,317	13,537,630	10,823,962
Change in fair value of derivatives and interest rate derivative amortization	531,389	(198,743)	1,641,796	701,130
Depreciation and amortization expense	1,806,732	1,436,585	3,931,630	2,890,764
Provision for loan loss	-	98,431	-	98,431
Impairment expense	61,506	-	61,506	-
Amortization of deferred financing costs	392,493	306,732	924,680	645,331
Deferred income taxes	553,000	-	553,000	-
Redeemable Series A preferred unit distribution and accretion	(124,982)	-	(126,666)	-
Tier 2 Income distributable to the General Partner (1)	(2,096,982)	(854,365)	(2,140,581)	(854,365)
Developer income (2)	-	18,159	-	18,159
Bond purchase premium (discount) amortization (accretion), net of cash received	33,668	729,672	68,364	748,571
Depreciation and amortization related to discontinued operations	-	2,029	-	4,065
Total CAD	$12,162,754	$9,691,817	$18,451,359	$15,076,048
Weighted average number of units outstanding,
basic and diluted	60,252,928	60,252,928	60,252,928	60,252,928
Net income, basic and diluted, per unit	$0.15	$0.12	$0.19	$0.16
Total CAD per unit	$0.20	$0.16	$0.31	$0.25
Distributions per unit	$0.125	$0.125	$0.25	$0.25

(1)

As described in Note 3 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the Unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.  For the three months ended June 30, 2016, the Partnership reported approximately $2.1 million of Tier 2 income from the gain on the sale of the Arboretum and approximately $11,000 from contingent interest received from Ashley Square to the General Partner. For the six months ended June 30, 2016, the Partnership reported approximately $2.1 million of Tier 2 income from the gain on the sale of the Arboretum and approximately $55,000 from contingent interest received from Ashley Square to the General Partner. For the three and six months ended June 30, 2015, the Partnership reported the sale of The Colonial which resulted in approximately $3.4 million gain and approximately $854,000 of Tier 2 income.

(2)

The developer income amount represents cash received by the Partnership for developer and construction management services performed on The 50/50 MF Property in Lincoln, Nebraska.  The development at the University of Nebraska-Lincoln is accounted for as an MF Property and the cash received for these fees has been eliminated within the Partnership’s condensed consolidated financial statements. For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.

There was no non-recurring CAD per unit earned by the Partnership for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total CAD per unit	$0.20	$0.16	$0.31	$0.25
Non-recurring CAD per unit total	-	-	-	-
Recurring CAD per unit	$0.20	$0.16	$0.31	$0.25

Distributions to the Unitholders are determined by the Partnership’s General Partner and may increase or decrease at their discretion. See additional discussion and details in the Cash Available for Distribution section above.

Liquidity and Capital Resources

The Partnership used the cash received from operations to pay debt service payments and distributions to the BUC holders and the general partner.  The Partnership will periodically sell investments when the returns are maximized, which may provide cash from investments to deploy into other investments, thus striving toward achieving a greater rate of return to our BUC holders. In addition, issuing preferred units and increased borrowing, allows us to increase our investment portfolio which will lead to a consistent rate of return to our BUC holders. This strategy is employed within the guidelines set by our board of managers. The Partnership continues to assure the cash flow strategy follows management’s goal to grow the investment portfolio while maximizing the return to the BUC holders and general partner. In addition, the Partnership’s cash is affected when it acquires or disposes of its investments in mortgage revenue bonds.

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

Other sources of cash available to the Partnership included proceeds from debt financing, mortgages, and the sale of additional Partnership securities.  On June 30, 2016, the Partnership had outstanding unsecured LOCs of approximately $24.0 million, debt financing of approximately $430.1 million under separate credit facilities, and mortgages payable and other secured financing of approximately $52.1 million secured by five MF Properties.

In March and May 2016, the Partnership issued, in a private placements, for approximately 1.0 and 1.4 million, respectively, newly-designated non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) which are redeemable and represents limited partnership interests in the Partnership pursuant to a subscription agreement with a financial institution resulting in approximately $10.0 and $13.9 million, respectively, in aggregate proceeds to the Partnership. The Partnership will use the proceeds received in the private placement to acquire mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, student housing, and commercial properties that are likely to receive consideration as “qualified investments” under the Community Reinvestment Act of 1977 (“CRA”), as amended (see Note 22 to the Partnership’s condensed consolidated financial statements).

The Consolidated VIEs’, which are reported as discontinued operations for all periods presented, and MF Properties’ primary uses of cash are: (i) the payment of general, administrative, and operating expenses; (ii) the payment of interest and principal on debt and mortgage financing facilities; (iii) the payment of distributions to the Unitholders; and (iv) the payment of distributions to the Holders of the Series A Preferred Units. The Partnership also uses cash to acquire additional investments.

(i) Payment of general, administrative, and operating expenses

The Consolidated VIEs’, which are reported as discontinued operations for the three and six months ended June 30, 2015, and MF Properties’ primary uses of cash were for operating expenses.  The Partnership also uses cash for general and administrative expenses and to acquire additional investments. For discussions related to economic risk, see the Market Opportunities and Challenges section below and also Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. For additional details, see the Cash Flows from Operating Activities section of the Partnership’s Condensed Consolidated Statements of Cash Flows which are incorporated by reference herein.

(ii) Payment of interest and principal on debt and mortgage financing facilities

The Partnership utilizes leverage for the purpose of enhancing investor returns. Management uses target constraints for each type of short term financing utilized by the Partnership to manage an overall 65% leverage constraint.  The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65% subject to a periodic review by the Board of Managers. On June 30, 2016 the overall leverage constraint of the Partnership, total outstanding debt divided by total partnership assets using the par value of the mortgage revenue bonds and the MF Properties at cost, was approximately 62%. For additional details, see the Cash Flows from Financing Activities section of the Partnership’s Condensed Consolidated Statement of Cash Flows which is incorporated by reference herein.

(iii) Payment of distributions to the Unitholders

Distributions to the Unitholders may increase or decrease at the determination of the General Partner.  The Holders of the Series A Preferred Units may receive distributions at the determination of the General Partner. The CAD primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of mortgage revenue bonds and other investments, the amount of the Partnership’s outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership.

The Partnership continues to work with its primary lenders to finance a portion of the acquisition of mortgage revenue bonds and believes that upon completion of its current investment and financing plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to the Unitholders at the current level per year without the use of other available cash.  However, if leverage plans are delayed, actual results may vary from current projections.  If the actual CAD generated less than the regular distribution to Unitholders, the General Partner may need to consider an adjustment to the current distribution amount. There is no assurance that the Partnership will be able to generate CAD at levels equal to or in excess of the current annual distribution rate.  See additional discussion in the “Cash Available for Distributions” section above.

Market Opportunities and Challenges

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

On the other hand, continued economic weakness in some markets may limit the Partnership’s ability to access additional debt financing the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new multifamily residential property construction and the affordability of single-family homes.  In addition, factors such as government regulation (including zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a multifamily residential property.

Some mortgage revenue bond and MF Properties have experienced a loss of occupancy due to market conditions. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the stabilized Residential Properties that the Partnership has financed with mortgage revenue bonds was approximately 89% for the six months ended June 30, 2016 and 2015.  Overall economic occupancy of the MF Properties was approximately 88% and 89% for the six months ended June 30, 2016 and 2015, respectively. Based on the growth statistics in the markets in which these properties operate, the Partnership expects to see a modest improvement in property operations and profitability.

Contractual Obligations

As discussed in the Partnership’s Annual Report on Form 10-K, the debt and mortgage obligations of the Partnership consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facilities with Freddie Mac, and payments on the MF Property mortgages payable and other secured financing.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 which is incorporated by reference, have only changed pursuant to the executed contracts during the six months ended June 30, 2016.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, please see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Partnership’s 2015 Annual Report on Form 10-K.

Mortgage Revenue Bonds and PHC Certificate Sensitivity Analysis

The Partnership valued its mortgage revenue bonds using discounted cash flow and yield to maturity analyses which encompasses judgment in its application.  The key assumption in our yield to maturity analysis is the range of effective yields of the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond.

The Partnership also valued the PHC certificates based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs it believes would be used by market participants.  Our fair value estimates encompass judgment and are compared to external pricing services when available.

The Partnership completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  If available, the Partnership may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and our analyses provide indicative pricing only. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The table below summarizes the sensitivity analysis metrics related to the investments in the mortgage revenue bonds and PHC Certificates on June 30, 2016:

Description	Estimated Fair Value in 000's	Range of Effective Yields as Reported in Note 5 and 6		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$648,397	3.2%	- 11.2%	3.5%	- 12.3%	$33,875
PHC Certificates	62,180	3.3%	- 5.0%	3.7%	- 5.5%	1,752

Geographic Risk

The properties securing the mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations (geographic risk) in California and Texas.  On June 30, 2016 and December 31, 2015, the geographic concentration in California, as a percentage of the total mortgage revenue bond principal outstanding, was approximately 7% and 8%, respectively.  On June 30, 2016 and December 31, 2015, the geographic concentration in Texas, as a percentage of total mortgage revenue bond principal outstanding, was approximately 52% and 51%, respectively. After review of the properties economic performance in the California and Texas as compared to general market conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

On June 30, 2016, the total costs of borrowing by investment type were as follows:

•	range between approximately 3.5% and 3.7% for the unsecured LOCs;
•	range between approximately 1.8% and 2.4% for the M24, M31, and M33 TEBS facilities;
•	range between approximately 2.8% and 4.5% for the TOB Trusts securitized by mortgage revenue bonds;

•	approximately 2.6% for the PHC Trust Certificates TOB Trusts; and
•	approximately 3.2% to 4.8% for the MF Property mortgages and other secured financing.

The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at June 30, 2016:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value(1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
September-10	$31,936,667	3.00%	September-17	$921,000	$-	M24 TEBS	5.0%	Bank of New York Mellon

September-10	$31,936,667	3.00%	September-17	$845,600	$-	M24 TEBS	5.0%	Barclays Bank PLC

September-10	$31,936,667	3.00%	September-17	$928,000	$-	M24 TEBS	5.0%	Royal Bank of Canada

August-13	$93,305,000	1.50%	September-17	$793,000	$669	M24 TEBS	3.5%	Deutsche Bank

February-14	$41,250,000	1.00%	March-17	$230,500	$78	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc

July-14	$31,565,000	3.00%	August-19	$315,200	$936	M31 TEBS	4.4%	Barclays Bank PLC

July-14	$31,565,000	3.00%	August-19	$343,000	$936	M31 TEBS	4.4%	Royal Bank of Canada

July-14	$31,565,000	3.00%	August-19	$333,200	$936	M31 TEBS	4.4%	SMBC Capital Markets, Inc

July-15	$28,095,000	3.00%	August-20	$210,000	$9,603	M33 TEBS	4.3%	Wells Fargo Bank

July-15	$28,095,000	3.00%	August-20	$187,688	$9,603	M33 TEBS	4.3%	Royal Bank of Canada

July-15	$28,095,000	3.00%	August-20	$174,900	$9,603	M33 TEBS	4.3%	SMBC Capital Markets, Inc

(1)	For additional details, see Note 20 to the Partnership's consolidated financial statements.

In conjunction with the sale of the MBS Securities the related $11.0 million derivative was sold for its current value which resulted in no cash proceeds to the Partnership and no gain or loss recognized during the three months ended March 31, 2016 (see Note 6 to the Partnership condensed consolidated financial statements).

The Partnership contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds used to provide financing for the construction of these properties.  The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has a notional value of approximately $18.1 million an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. On June 30, 2016 the fair value of the Decatur Angle swap is a liability of approximately $1.5 million and the fair value of the Bruton swap is a liability of approximately $1.2 million. The fair value of these swaps has been recorded as a liability on the Partnership’s Condensed Consolidated Balance Sheet.

These interest rate derivative contracts do not qualify for hedge accounting and they are carried at fair value, with changes in fair value recorded as a current period interest expense.  The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $531,000 and $1.6 million for the three and six months ended June 30, 2016, respectively. The change in the fair value of these derivative contracts resulted in a decrease in interest expense of approximately $198,000 for the three months ended June 30, 2015 and an increase in interest expense of approximately $701,000 for the six months ended June 30, 2015.  The valuation methodology used to estimate the fair value of the Partnership’s interest rate derivative agreements is disclosed in Note 20 to the Partnership’s condensed consolidated financial statements.

Interest Rates Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming a change in interest rates:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$(32,472)	$64,905	$129,758	$194,559	$259,307
TEBS Debt Financings	347,131	(389,743)	(1,355,764)	(1,967,282)	(2,493,746)
Other Investment Financings	6,093	(7,677)	10,697	69,783	140,380
Total	$320,752	$(332,515)	$(1,215,309)	$(1,702,940)	$(2,094,059)

The interest rate sensitivity table (“Table”) represents the change in net interest income, and CAD, over the next twelve months assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve.  Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions.

No assurance can be made that the assumptions included in the Table presented herein will occur or that other events would not occur that would affect the outcomes of the analysis.  Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in each of the Partnership’s 2015 Annual Report on Form 10‑K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which are incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the six months ended June 30, 2016.

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

3.3

Second Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated May 19, 2016 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 19, 2016).

10.1	Series A Preferred Units Subscription Agreement.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the six months ended June 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three and six months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: August 5, 2016	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: August 5, 2016	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer