Form 10-Q
period 2016-09-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2016-11-07
CIK 1059142

Fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
Assets	Unaudited
Cash and cash equivalents	$30,915,002	$17,035,782
Restricted cash	7,545,878	8,950,374
Interest receivable	6,883,112	5,220,859
Mortgage revenue bonds held in trust, at fair value (Note 6)	605,595,756	536,316,481
Mortgage revenue bonds, at fair value (Note 6)	22,770,532	47,366,656
Public housing capital fund trusts, at fair value (Note 7)	60,859,254	60,707,290
Mortgage-backed securities, at fair value (Note 8)	-	14,775,309
Real estate assets: (Note 9)
Land and improvements	16,983,501	16,622,345
Buildings and improvements	113,425,121	124,906,654
Real estate assets before accumulated depreciation	130,408,622	141,528,999
Accumulated depreciation	(14,980,815)	(14,532,168)
Net real estate assets	115,427,807	126,996,831
Investment in unconsolidated entities (Note 10)	13,150,207	-
Property loans, net of loan loss allowance (Note 11)	31,181,409	22,775,709
Assets held for sale, net (Note 12)	-	14,020,559
Other assets (Note 14)	18,996,058	12,944,633
Total Assets	$913,325,015	$867,110,483

Liabilities
Accounts payable, accrued expenses and other liabilities	$6,121,385	$5,667,948
Distribution payable	7,890,161	8,759,343
Unsecured lines of credit (Note 16)	-	17,497,000
Debt financing, net (Note 17)	457,282,760	451,496,716
Mortgages payable and other secured financing (Note 18)	51,826,458	69,247,574
Derivative swap, at fair value (Note 20)	2,497,657	1,317,075
Total Liabilities	525,618,421	553,985,656

Commitments and Contingencies (Note 22)

Redeemable Series A preferred units, approximately $33.9 million redemption value, 10.0 million authorized, 3.4 million and 0.0 million issued and outstanding, respectively (Note 23)	33,799,087	-

Partnersʼ Capital
General Partner (Note 1)	821,010	399,077
Beneficial Unit Certificate holders	353,081,792	312,720,264
Total Partnersʼ Capital	353,902,802	313,119,341
Noncontrolling interest (Note 9)	4,705	5,486
Total Capital	353,907,507	313,124,827
Total Liabilities and Partnersʼ Capital	$913,325,015	$867,110,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Property revenues	$3,414,788	$4,124,413	$13,483,760	$12,512,775
Investment income	9,071,460	8,485,518	27,238,601	25,853,963
Contingent interest income	90,000	-	309,396	-
Other interest income	645,691	287,134	2,043,162	739,057
Total revenues	13,221,939	12,897,065	43,074,919	39,105,795
Expenses:
Real estate operating (exclusive of items shown below)	2,252,939	2,933,278	7,259,071	7,679,583
Recovery of loss on receivables	-	(98,431)	-	-
Impairment expense	-	-	61,506	-
Depreciation and amortization	1,361,259	1,405,696	5,292,889	4,296,460
Amortization of deferred financing costs	425,520	423,330	1,350,200	1,068,661
Interest expense	3,485,172	4,754,119	12,577,361	11,683,429
General and administrative	2,377,148	2,380,497	7,474,500	6,214,093
Total expenses	9,902,038	11,798,489	34,015,527	30,942,226
Other Income:
Gain on sale of MF Properties	1,633,973	1,187,807	14,076,902	4,605,269
Gain on sale of securities	-	-	8,097	-
Income before income taxes	4,953,874	2,286,383	23,144,391	12,768,838
Income tax expense	331,000	-	4,984,000	-
Income from continuing operations	4,622,874	2,286,383	18,160,391	12,768,838
Income from discontinued operations	-	253,894	-	516,609
Net income	4,622,874	2,540,277	18,160,391	13,285,447
Net loss attributable to noncontrolling interest	(668)	(372)	(781)	(952)
Partnership net income	4,623,542	2,540,649	18,161,172	13,286,399
Redeemable Series A preferred unit distribution and accretion	(181,969)	-	(308,635)	-
Net income available to Partners	$4,441,573	$2,540,649	$17,852,537	$13,286,399

Net income (loss) available to Partners and noncontrolling interest allocated to:
General Partner	$324,059	$310,217	$2,513,126	$1,238,647
Limited Partners - Unitholders	4,115,889	2,204,121	15,337,786	12,099,653
Limited Partners - Restricted Unitholders	1,625	-	1,625	-
Unallocated loss of Consolidated VIEs	-	26,311	-	(51,901)
Noncontrolling interest	(668)	(372)	(781)	(952)
	$4,440,905	$2,540,277	$17,851,756	$13,285,447
Unitholdersʼ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.07	$0.04	$0.25	$0.19
Income from discontinued operations	-	-	-	0.01
Net income, basic and diluted, per unit	$0.07	$0.04	$0.25	$0.20
Distributions declared, per unit	$0.125	$0.125	$0.375	$0.375
Weighted average number of units outstanding, basic and diluted	60,176,937	60,252,928	60,227,413	60,252,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,622,874	$2,540,277	$18,160,391	$13,285,447
Reversal of net unrealized gain on sale of securities	-	-	(236,439)	-
Unrealized gain (loss) on securities	(29,432,805)	20,864,402	42,738,951	2,600,295
Unrealized gain (loss) on bond purchase commitments	(4,596,110)	2,451,927	6,988,349	(2,444,487)
Comprehensive income (loss)	(29,406,041)	25,856,606	67,651,252	13,441,255
Comprehensive income (loss) allocated to noncontrolling interest	(668)	(372)	(781)	(952)
Partnership comprehensive income (loss)	$(29,405,373)	$25,856,978	$67,652,033	$13,442,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

(UNAUDITED)

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$399,077	60,252,928	$312,720,264	$5,486	$313,124,827	$60,963,687
Reversal of net unrealized gain on sale of securities	(2,364)	-	(234,075)	-	(236,439)	(236,439)
Distributions paid or accrued	(2,586,413)	-	(22,594,848)	-	(25,181,261)	-
Net income (loss) allocable to Partners	2,513,126	-	15,339,411	(781)	17,851,756	-
Repurchase of Beneficial Unit Certificates	-	(238,936)	(1,409,726)	-	(1,409,726)	-
Restricted units awarded	-	238,936	-	-	-	-
Restricted units compensation expense	311	-	30,739	-	31,050	-
Unrealized gain on securities	427,390	-	42,311,561	-	42,738,951	42,738,951
Unrealized gain on bond purchase commitment	69,883	-	6,918,466	-	6,988,349	6,988,349
Balance at September 30, 2016	$821,010	60,252,928	$353,081,792	$4,705	$353,907,507	$110,454,548

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$578,238	$60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418
Distributions paid or accrued	(1,344,660)	-	(22,594,848)	-	-	(23,939,508)	-
Bond redemption related to MF Property acquisition	(6,309)	-	(624,610)	-	-	(630,919)	(630,919)
Sale of MF Property	-	-	-	-	24,282	24,282	-
Net income (loss)	1,238,647	-	12,099,653	(51,901)	(952)	13,285,447	-
Unrealized loss on securities	32,312	-	3,198,902	-	-	3,231,214	3,231,214
Unrealized loss on bond purchase commitments	(24,445)	-	(2,420,042)	-	-	(2,444,487)	(2,444,487)
Balance at September 30, 2015	$473,783	$60,252,928	$320,116,172	$(21,143,357)	$7,335	$299,453,933	$51,854,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$18,160,391	$13,285,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,292,889	4,597,208
Gain on sale of MF Property	(14,076,902)	(4,605,269)
Gain on sale of securities	(8,097)	-
Non-cash loss on derivatives	1,378,112	1,955,694
Restricted unit compensation expense	31,050	-
Bond premium/discount amortization	(113,923)	244,925
Amortization of deferred financing costs	1,350,200	1,068,661
Deferred income tax expense	417,000	-
Change in preferred return receivable from unconsolidated entity	(307,165)	-
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,662,253)	(2,782,579)
(Increase) decrease in other assets	133,761	(1,133,317)
(Decrease) increase in accounts payable and accrued expenses	(827,131)	1,642,909
Net cash provided by operating activities	9,767,932	14,273,679
Cash flows from investing activities:
Capital expenditures	(540,602)	(3,357,988)
Restructure and acquisition of interest rate derivative	-	(562,088)
Proceeds from sale of MF Properties	45,850,001	16,196,510
Proceeds from sale of mortgage revenue bond	9,295,000	-
Proceeds from the sale of MBS Securities	14,997,069	-
Cash realized from the bond exchange for the Suites on Paseo property	-	514,094
Acquisition of mortgage revenue bonds	(20,285,000)	(137,805,000)
Contributions to unconsolidated entities	(12,843,042)	-
Acquisition of MF Property	(9,882,800)	-
Restricted cash - debt collateral paid	(1,589,456)	(4,815,000)
Restricted cash - debt collateral released	2,704,840	6,547,477
Decrease (increase) in restricted cash	289,112	(106,709)
Acquisition of taxable bonds	-	(500,000)
Principal payments received on mortgage revenue bonds and PHCs	8,908,517	22,323,371
Principal payments received on taxable loans	-	71,979
Assets purchased - held for investment	-	(280,572)
Funding of notes receivable	(8,414,216)	(2,803,595)
Repayments of notes receivable	8,516	-
Net cash provided by (used in) investing activities	28,497,939	(104,577,521)
Cash flows from financing activities:
Distributions paid	(26,175,652)	(23,661,252)
Proceeds from the sale of redeemable Series A Preferred Units	33,869,000	-
Payment of offering costs related to the sale of redeemable Series A preferred units	(63,400)	-
Repurchase of beneficial unit certificates	(1,409,726)	-
Proceeds from debt financing	134,392,645	269,805,000
Principal payments on debt financing	(128,348,340)	(167,557,507)
Principal repayment on other secured financing	(7,500,000)	-
Principal borrowing on mortgages payable	7,500,000	-
Principal payments on mortgages payable	(17,520,435)	(8,213,146)
Principal borrowing on unsecured lines of credit	19,987,639	61,764,261
Principal payments on unsecured lines of credit	(37,484,639)	(55,339,000)
Decrease in security deposit liability related to restricted cash	(94,593)	106,709
Debt financing and other deferred costs	(1,539,150)	(2,646,859)
Net cash (used in) provided by financing activities	(24,386,651)	74,258,206
Net increase (decrease) in cash and cash equivalents	13,879,220	(16,045,636)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of assets held for sale and discontinued operations of $0 and $35,772, respectively	17,035,782	49,193,343
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0 and $35,958, respectively	$30,915,002	$33,147,707

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,048,099	$9,707,113
Supplemental disclosure of non cash investing and financing activities:
Distributions declared but not paid	$8,070,012	$7,895,646
Capital expenditures financed through accounts payable	$12,112	$34,131
Liabilities assumed in the acquisition of MF Property	$135,326	$-
Exchange of Suites on Paseo assets held for the Suites on Paseo property	$-	$42,665,912

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“Unitholders”). In March, May, and September of 2016, the Partnership issued, in private placements, approximately 1.0 million, 1.4 million, and 1.0 million, respectively, of non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”). The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership pursuant to a subscription agreement with three financial institutions resulting in approximately $33.9 million in aggregate proceeds to the Partnership (Note 23).

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. The “wholly-owned subsidiaries” include the MF Properties owned by a limited partnership in which one of the wholly-owned subsidiaries (“The Greens Hold Co”) holds a 99% limited partner interest. All intercompany transactions are eliminated.  On September 30, 2016, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created in 2010 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with Freddie Mac (Note 17).

•

ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS Financing, (“M31 TEBS Financing”) with Freddie Mac (Note 17).

•

ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created in 2015 to hold mortgage revenue bonds in order to facilitate the third TEBS Financing (“M33 TEBS Financing”), with Freddie Mac (Note 17).

•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership committed to loan money or provide equity for the development of multifamily properties (Notes 10 and 11).
•	Seven MF Properties which are either wholly or majority owned by the Partnership or subsidiaries of the Partnership (Notes 9 and 12).

For the three and nine months ended September 30, 2015, two properties, Bent Tree and Fairmont Oaks, in which the Partnership did not hold an ownership interest but which owned multifamily properties financed with mortgage revenue bonds owned by the Partnership were variable interest entities (“VIEs”) and were sold in the fourth quarter of 2015.  The Partnership had been determined to be the primary beneficiary of these VIEs, the “Consolidated VIEs”. The Partnership determined the sales qualified to be presented as discontinued operations. As such, the results of operations for the three and nine months ended September 30, 2015 are presented as discontinued operations and all other significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation (Notes 5 and 9).

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

Investment in unconsolidated entities

During the nine months ended September 30, 2016, the Partnership made initial investments in and committed to invest, through its wholly owned subsidiary, ATAX Vantage Holdings, LLC, in Vantage Corpus Christi Holdings, LLC, in Vantage at Waco, LLC, and in Vantage at Boerne, LLC (“Vantage Properties”).  ATAX Vantage Holdings, LLC holds a limited membership interest in the entities. The investment will be used to construct multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and accounts for its limited partnership interest under the equity method of accounting.  The Partnership earns a return on its investment accruing immediately on its contributed capital which is guaranteed during the construction phase of the multifamily properties by an unrelated third party.  Due to the guarantee provided during the construction phase, cash flows are expected to be sufficient to make the payments, therefore, the Partnership records the return on the investment earned by the Partnership as investment income in the Partnership’s Condensed Consolidated Statements of Operations (Note 10).

Assets held for sale

In July 2016, one of the MF Properties, Woodland Park, was sold to an unrelated third party. The Partnership determined the transaction met the accounting guidance as an asset held for sale prior to the date of the sale.  As such, Woodland Park’s real estate assets, net of accumulated depreciation, are reported as assets held for sale, net, for all periods presented until the date Woodland Park was sold.  Management also reviewed the discontinued operations accounting guidance and determined the sale did not qualify as a discontinued operation (Note 12).

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

The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or holder. Upon the sixth anniversary of the closing of the sale of

Series A Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder of Series A Preferred Units will have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions. The Series A Preferred Units are recorded as mezzanine equity due to the holder’s redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. In addition, the costs of issuing the Series A Preferred Units are netted against the carrying value and amortized to the first redemption date (Note 23).

Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”), as approved by the Unitholders in September 2015, permits the grant of restricted units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3 million BUCs.  Restricted unit awards are generally granted with vesting conditions ranging from three months to up to three years. RUAs currently provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period (Note 24).

Estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These condensed consolidated financial statements and notes have been prepared consistently with the 2015 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position on September 30, 2016, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Income Taxes

The Greens Hold Co (“The Greens”), a wholly-owned subsidiary of the Partnership, is a corporation subject to federal and state income taxes.  The Partnership will recognize income tax expense or benefit for the federal and state income taxes incurred by The Greens on the Partnership’s condensed consolidated financial statements. No provision is necessary, or has been recorded, for the Partnership excluding The Greens as the Unitholders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes.

The Partnership evaluates its tax positions taken in the Partnership’s condensed consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As such, the Partnership may recognize a tax benefit from an uncertain tax position only if the Partnership believes it is more likely than not that the tax position will be sustained on examination by taxing authorities.

Deferred income tax expense, or benefit, is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes) and the utilization of tax net operating losses (“NOL”) generated in prior years that had been previously recognized as deferred income tax assets. The Partnership provides for a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred tax expense (Note 13).

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.

In the first quarter of 2016, the Partnership began to classify its amortization of deferred financing costs as a separate line within the Partnership’s Condensed Consolidated Statements of Operations. Previously this amount had been classified within depreciation and amortization. Accordingly, for the three and nine months ended September 30, 2015, the Partnership has reclassified the amortization of deferred financing costs and has included them in conformity for the periods presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

In 2016, the Partnership began to classify its property loans, net of loan losses, as a separate line item within the Partnership’s Condensed Consolidated Balance Sheets. Previously this amount had been classified within Other assets. Accordingly, on September 30, 2016 and December 31, 2015, the Partnership has reclassified the property loans, net of loan losses, and has included them in conformity for the periods presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

Recently Issued Accounting Pronouncements, Adopted and Pending

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, which requires a financial asset to be measured at amortized cost basis and presented at the net amount expected to be collected, utilizing a valuation account. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses during the period.  The guidance in ASU 2016-13 is effective for all public entities for fiscal years beginning after December 15, 2019. The Partnership has not elected early adoption, would apply this guidance prospectively, and is currently assessing the impact of the adoption of this pronouncement on the Partnership’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which clarifies the presentation of cash receipts and cash payments related to debt prepayment or extinguishments costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance in ASU 2016-15 is effective for all public entities for fiscal years beginning after December 15, 2017. The Partnership has not elected early adoption, would apply this guidance prospectively, and is currently assessing the impact of the adoption of this pronouncement on the Partnership’s condensed consolidated financial statements.

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

3. Partnership Income, Expenses and Cash Distributions

The Amended and Restated LP Agreement of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of BUCs held by each Unitholder on that date. For purposes of the Amended and Restated LP Agreement, cash distributions, if any, received by the Partnership from its investment in MF Properties (Note 9) will be included in the Partnership’s Net Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Net Residual Proceeds.

Series A Preferred Units were created pursuant to the First Amendment to the Amended and Restated LP Agreement (the “First Amendment”), which became effective on March 30, 2016.  This Amendment was filed as Exhibit 3.1 to Form 8-K filed on March 31, 2016 and is incorporated by reference herein.

Cash distributions are currently made on a quarterly basis. AFCA 2 can elect to make distributions on a monthly or semi-annual basis. On each distribution date, Net Interest Income is distributed 99% to the limited partners and Unitholders as a class and 1% to AFCA 2 and Net Residual Proceeds are distributed 100% to the limited partners and Unitholders as a class, except that Net Interest Income and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the mortgage revenue bonds on a cumulative basis (defined as Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2), respectively) are distributed 75% to the limited partners and Unitholders as a class and 25% to AFCA 2.

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Condensed Consolidated Statement of Operations. The unvested RUAs issued under the Plan are considered participating securities. The Partnership used the two-class method to allocate net income available to BUCs and the unvested restricted units. Unvested restricted unit awards are included with BUCs for the calculation of diluted net income per BUC using the treasury stock method. There were no dilutive units for the three and nine months ended September 30, 2016 and 2015.

5. Variable Interest Entities

In the first nine months of 2016, the Partnership made equity investments in the Vantage Properties. The Partnership determined its limited membership interests in the Vantage Properties through ATAX Vantage Holdings, LLCs ownership are variable interests, but

ATAX Vantage Holdings, LLC is not the primary beneficiary of the Vantage Properties. The Vantage Properties are VIEs at September 30, 2016.

The Partnership determined the TOB Trusts, Term A/B Trusts and TEBS Financings are VIEs and the Partnership is the primary beneficiary.  As such, the Partnership reports the TOB Trusts, Term A/B Trusts and TEBS Financings on a consolidated basis. The Partnership reports the senior floating-rate participation interests (“SPEARS”) related to the TOB Trusts and the Class A Certificates for both the Term A/B Trusts and TEBS Financings as secured debt financings on the Condensed Consolidated Balance Sheets. The mortgage revenue bonds secured by the TOB Trusts, Term A/B Trusts and TEBS Financings are reported as assets on the Condensed Consolidated Balance Sheets. In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The executed agreements related to the TOB Trusts and TEBs Financings stipulates the Partnership has the sole right to cause the Trusts to sell the underlying assets. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

Prior to 2016, the Partnership concluded it was the primary beneficiary of two properties, Bent Tree and Fairmont Oaks, and reported these properties as Consolidated VIEs. The Partnership did not hold an ownership interest but owned the mortgage revenue bonds which financed these two properties. In the fourth quarter of 2015, the two properties were sold and as a result, these entities met the criteria for discontinued operations presentation in the Partnership’s condensed consolidated financial statements for the three and nine months ended September 30, 2015.  Upon the sale of the two properties, the Partnership eliminated the Consolidated VIE segment in the fourth quarter of 2015 (Note 25).

The following table presents information regarding the Partnership’s variable interests in VIEs held by the Partnership on September 30, 2016 and December 31, 2015 that the Partnership did not consolidate:

	Maximum Exposure to Loss
	September 30, 2016	December 31, 2015
Mortgage revenue bonds	$107,633,367	$103,483,793
Property loans	$16,181,710	$19,464,977
Investment in unconsolidated entities	$13,150,207	$-

The mortgage revenue bonds are classified on the Condensed Consolidated Balance Sheet as available-for-sale investments and are carried at fair value while property loans are presented on the balance sheet at the unpaid principal less any loan loss allowances.  See Note 7 for additional information regarding the mortgage revenue bonds and Note 11 for additional information regarding the property loans. The maximum exposure to loss for the mortgage revenue bonds is equal to the cost adjusted for paydowns on September 30, 2016 and December 31, 2015. The maximum exposure to loss on the property loans at September 30, 2016 and December 31, 2015 is equal to the unpaid principal balance plus accrued interest. The difference between the mortgage revenue bond’s carrying value and the maximum exposure to loss is a function of the unrealized gains or losses on the mortgage revenue bonds. The difference between the property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been previously recorded against the outstanding property loan balances.

6. Investments in Mortgage Revenue Bonds

Mortgage revenue bonds owned by the Partnership have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties.  Mortgage revenue bonds are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 17). The Partnership had the following investments in mortgage revenue bonds on September 30, 2016 and December 31, 2015:

	September 30, 2016
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$492,351	$-	$5,162,351
Harden Ranch - Series A (3)	CA	6,928,584	953,179	-	7,881,763
Montclair Apartments - Series A (4)	CA	2,530,000	307,815	-	2,837,815
Santa Fe Apartments - Series A (4)	CA	3,065,000	423,634	-	3,488,634
Seasons at Simi Valley - Series A (2)	CA	4,376,000	679,926	-	5,055,926
Sycamore Walk - Series A (2)	CA	3,632,000	436,757	-	4,068,757
Tyler Park Townhomes - Series A (3)	CA	6,038,263	671,518	-	6,709,781
Westside Village Market - Series A (3)	CA	3,945,993	380,659	-	4,326,652
Lake Forest (1)	FL	8,672,000	1,674,112	-	10,346,112
Ashley Square (1)	IA	5,054,000	703,436	-	5,757,436
Brookstone (1)	IL	7,464,734	2,396,187	-	9,860,921
Copper Gate Apartments (3)	IN	5,185,000	1,066,295	-	6,251,295
Renaissance - Series A (4)	LA	11,374,592	2,013,776	-	13,388,368
Live 929 Apartments (2)	MD	40,708,453	9,125,749	-	49,834,202
Woodlynn Village (1)	MN	4,331,000	878,067	-	5,209,067
Greens Property - Series A (3)	NC	8,231,000	1,907,554	-	10,138,554
Silver Moon - Series A (4)	NM	7,946,182	1,352,333	-	9,298,515
Ohio Properties - Series A (1)	OH	14,239,000	4,147,067	-	18,386,067
Bridle Ridge (1)	SC	7,535,000	1,532,393	-	9,067,393
Columbia Gardens (2)	SC	15,216,816	476,831	-	15,693,647
Companion at Thornhill Apartments (2)	SC	11,500,000	2,316,803	-	13,816,803
Cross Creek (1)	SC	6,117,726	3,602,456	-	9,720,182
The Palms at Premier Park Apartments (3)	SC	19,871,381	4,160,041	-	24,031,422
Willow Run (2)	SC	15,216,711	468,263	-	15,684,974
Arbors at Hickory Ridge (3)	TN	11,490,513	2,475,547	-	13,966,060
Pro Nova 2014-1 (2)	TN	10,042,683	1,698,917	-	11,741,600
Avistar at Chase Hill - Series A (3)	TX	9,868,144	1,738,060	-	11,606,204
Avistar at the Crest - Series A (3)	TX	9,572,100	1,901,250	-	11,473,350
Avistar at the Oaks - Series A (3)	TX	7,726,653	1,489,086	-	9,215,739
Avistar at the Parkway - Series A (4)	TX	13,300,000	1,377,287	-	14,677,287
Avistar in 09 - Series A (3)	TX	6,671,666	1,285,767	-	7,957,433
Avistar on the Boulevard - Series A (3)	TX	16,307,106	3,238,986	-	19,546,092
Avistar on the Hills - Series A (3)	TX	5,338,325	1,069,628	-	6,407,953
Bella Vista (1)	TX	6,365,000	1,406,347	-	7,771,347
Bruton Apartments (2)	TX	18,145,000	2,568,560	-	20,713,560
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,475,998	-	21,660,998
Concord at Little York - Series A (2)	TX	13,440,000	1,961,962	-	15,401,962
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,687,010	-	23,507,010
Crossing at 1415 - Series A (2)	TX	7,590,000	797,366	-	8,387,366
Decatur Angle (2)	TX	22,987,644	2,400,726	-	25,388,370
Heights at 515 - Series A (2)	TX	6,435,000	676,028	-	7,111,028
Heritage Square - Series A (4)	TX	11,185,000	2,290,924	-	13,475,924
Runnymede (1)	TX	10,300,000	2,173,918	-	12,473,918
Southpark (1)	TX	11,857,614	5,478,846	-	17,336,460
Vantage at Harlingen - Series B (4)	TX	24,575,000	3,861,168	-	28,436,168
Vantage at Judson -Series B (4)	TX	26,407,546	4,915,744	-	31,323,290
Mortgage revenue bonds held in trust		$513,459,429	$92,136,327	$-	$605,595,756

(1)	Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 17
(2)	Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 17
(3)	Mortgage revenue bonds owned by ATAX TEBS II, LLC, Note 17
(4)	Mortgage revenue bonds owned by ATAX TEBS III, LLC, Note 17

	September 30, 2016
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Las Palmas II - Series A & B	CA	$3,465,000	$-	$-	$3,465,000
San Vicente - Series A & B	CA	5,320,000	-	-	5,320,000
Seasons at Simi Valley - Series B	CA	1,944,000	51,012	-	1,995,012
Sycamore Walk - Series B	CA	1,815,000	-	(61,510)	1,753,490
Greens Property - Series B	NC	941,194	208,062	-	1,149,256
Ohio Properties - Series B	OH	3,552,990	801,459	-	4,354,449
Avistar at Chase Hill - Series B	TX	958,752	130,373	-	1,089,125
Avistar at the Crest - Series B	TX	754,086	138,874	-	892,960
Avistar at the Oaks - Series B	TX	551,459	102,170	-	653,629
Avistar at the Parkway - Series B	TX	125,000	5,085	-	130,085
Avistar in 09 - Series B	TX	454,903	84,281	-	539,184
Avistar on the Boulevard - Series B	TX	448,080	82,519	-	530,599
Crossing at 1415 - Series B	TX	335,000	20,910	-	355,910
Heights at 515 - Series B	TX	510,000	31,833	-	541,833
Mortgage revenue bonds held by the Partnership		$21,175,464	$1,656,578	$(61,510)	$22,770,532

	December 31, 2015
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$210,572	$-	$4,880,572
Harden Ranch - Series A (3)	CA	6,960,000	668,981	-	7,628,981
Montclair Apartments - Series A (4)	CA	2,530,000	114,079	-	2,644,079
Santa Fe Apartments - Series A (4)	CA	3,065,000	154,067	-	3,219,067
Tyler Park Townhomes - Series A (3)	CA	6,075,000	487,209	-	6,562,209
Westside Village Market - Series A (3)	CA	3,970,000	202,340	-	4,172,340
Lake Forest (1)	FL	8,766,000	1,177,745	-	9,943,745
Ashley Square (1)	IA	5,099,000	508,163	-	5,607,163
Brookstone (1)	IL	7,468,668	1,436,203	-	8,904,871
Copper Gate Apartments (3)	IN	5,185,000	616,341	-	5,801,341
Renaissance - Series A (4)	LA	11,450,959	1,233,077	-	12,684,036
Live 929 Apartments (2)	MD	40,801,557	5,829,855	-	46,631,412
Woodlynn Village (1)	MN	4,351,000	466,471	-	4,817,471
Greens Property - Series A (3)	NC	8,294,000	1,138,270	-	9,432,270
Silver Moon - Series A (4)	NM	7,983,811	1,246,349	-	9,230,160
Ohio Properties - Series A (1)	OH	14,311,000	2,690,867	-	17,001,867
Bridle Ridge (1)	SC	7,595,000	817,222	-	8,412,222
Columbia Gardens (2)	SC	15,224,597	-	-	15,224,597
Cross Creek (1)	SC	6,101,605	2,932,689	-	9,034,294
The Palms at Premier Park Apartments (3)	SC	20,001,272	2,505,091	-	22,506,363
Willow Run (2)	SC	15,224,591	-	-	15,224,591
Arbors at Hickory Ridge (3)	TN	11,565,657	1,767,508	-	13,333,165
Pro Nova 2014-1 and 2014-2 (2)	TN	19,379,489	1,182,900	-	20,562,389
Avistar at Chase Hill - Series A (3)	TX	9,935,552	1,133,024	-	11,068,576
Avistar at the Crest - Series A (3)	TX	9,637,485	1,301,224	-	10,938,709
Avistar at the Oaks - Series A (3)	TX	7,777,936	840,159	-	8,618,095
Avistar at the Parkway - Series A (4)	TX	13,300,000	330,251	-	13,630,251
Avistar in 09 - Series A (3)	TX	6,715,948	725,445	-	7,441,393
Avistar on the Boulevard - Series A (3)	TX	16,418,497	1,872,323	-	18,290,820
Avistar on the Hills - Series A (3)	TX	5,373,756	693,096	-	6,066,852
Bella Vista (1)	TX	6,430,000	766,135	-	7,196,135
Bruton Apartments (2)	TX	18,145,000	1,901,839	-	20,046,839
Concord at Gulfgate - Series A (2)	TX	17,060,000	852,612	-	17,912,612
Concord at Little York - Series A (2)	TX	12,480,000	688,441	-	13,168,441
Concord at Williamcrest - Series A (2)	TX	18,020,000	1,182,543	-	19,202,543
Decatur Angle (2)	TX	23,000,000	1,582,083	-	24,582,083
Heritage Square - Series A (4)	TX	11,185,000	273,488	-	11,458,488
Runnymede (1)	TX	10,350,000	1,600,938	-	11,950,938
Southpark (1)	TX	11,799,874	3,990,882	-	15,790,756
Vantage at Harlingen - Series B (4)	TX	24,575,000	1,765,139	-	26,340,139
Vantage at Judson -Series B (4)	TX	26,540,000	2,613,606	-	29,153,606
Mortgage revenue bonds held in trust		$484,817,254	$51,499,227	$-	$536,316,481

(1)	Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 17
(2)	Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 17
(3)	Mortgage revenue bonds owned by ATAX TEBS II, LLC, Note 17
(4)	Mortgage revenue bonds owned by ATAX TEBS III, LLC, Note 17

	December 31, 2015
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series B	CA	$2,053,000	$-	$(7,329)	$2,045,671
Montclair Apartments - Series B	CA	928,000	-	(2,506)	925,494
Santa Fe Apartments - Series B	CA	1,671,000	-	(5,965)	1,665,035
Seasons at Simi Valley	CA	6,320,000	404,110	-	6,724,110
Sycamore Walk	CA	5,447,000	-	-	5,447,000
Greens Property - Series B	NC	943,214	142,442	-	1,085,656
Ohio Properties - Series B	OH	3,562,190	514,997	-	4,077,187
Avistar at Chase Hill - Series B	TX	961,981	109,878	-	1,071,859
Avistar at the Crest - Series B	TX	756,626	86,428	-	843,054
Avistar at the Oaks - Series B	TX	553,244	63,533	-	616,777
Avistar at the Parkway - Series B	TX	125,000	-	(979)	124,021
Avistar in 09 - Series B	TX	456,376	52,409	-	508,785
Avistar on the Boulevard - Series B	TX	449,589	51,356	-	500,945
Concord at Gulfgate - Series B	TX	2,125,000	76,802	-	2,201,802
Concord at Little York - Series B	TX	960,000	-	(6,711)	953,289
Concord at Williamcrest - Series B	TX	2,800,000	-	(19,573)	2,780,427
Crossing at 1415	TX	7,925,000	214,091	-	8,139,091
Heights at 515	TX	6,945,000	185,268	-	7,130,268
Heritage Square - Series B	TX	520,000	6,185	-	526,185
Mortgage revenue bonds held by the Partnership		$45,502,220	$1,907,499	$(43,063)	$47,366,656

During 2016, the Partnership redeemed the following Series B mortgage revenue bonds for approximately $5.2 million, which approximated their carrying value plus accrued interest.

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Glenview Apartments - Series B	May	Cameron, CA	88	12/1/2016	8.00%	$2,053,000
Montclair Apartments - Series B	May	Lemoore, CA	80	12/1/2016	8.00%	$928,000
Santa Fe Apartments - Series B	May	Hesperia, CA	89	12/1/2016	8.00%	$1,671,000
Heritage Square - Series B	May	Edinburg, TX	204	10/1/2051	12.00%	$520,000

In March 2016, the Partnership sold the Pro Nova 2014-2 bond for approximately $9.5 million, which approximated the mortgage revenue bond’s carrying value plus accrued interest. The Partnership used approximately $8.4 million of the proceeds from the sale to pay in full and collapse the TOB Trust securitizing this mortgage revenue bond (Note 17).

Property Name	Month Sold	Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Sale
Pro Nova - 2014B [1]	March	Knoxville, TN	-	5/1/2025	5.25%	$9,295,000

[1] This is a commercial property. Accordingly, unit information is not applicable.

During 2016, six of the Partnership’s mortgage revenue bonds relating to three properties were restructured. For each property, the Series B mortgage revenue bond was redeemed and the outstanding principal balance was added to the outstanding principal on the Series A bonds. The terms of the three Series B mortgage revenue bonds that were redeemed are as follows:

Property Name	Month Restructured	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Restructuring
Concord at Gulfgate - Series B	August	Houston, TX	288	3/1/2032	12.00%	$2,125,000
Concord at Little York - Series B	August	Houston, TX	276	3/1/2032	12.00%	$960,000
Concord at Williamcrest - Series B	August	Houston, TX	288	3/1/2032	12.00%	$2,800,000

The following table includes the details of the mortgage revenue bond acquisitions during the nine months ended September 30, 2016:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Companion at Thornhill Apartments	January	Lexington, SC	178	1/1/2052	5.80%	$11,500,000
Las Palmas II - Series A	September	Coachella, CA	81	11/1/2033	5.00%	$1,695,000
Las Palmas II - Series B	September	Coachella, CA	81	11/1/2018	5.50%	$1,770,000
San Vicente - Series A	September	Soledad, CA	50	11/1/2033	5.00%	$3,495,000
San Vicente - Series B	September	Soledad, CA	50	11/1/2018	5.50%	$1,825,000

In September 2015, the owner of the Suites on Paseo property and the Partnership mutually agreed to exchange the deed for the Suites on Paseo property for approximately $41.0 million Series A and B mortgage revenue bonds plus accrued interest. These mortgage revenue bonds were subsequently collapsed.  At September 30, 2016 and December 31, 2015, the Partnership reported the Suites on Paseo property as an MF Property (Note 9).

During 2015, the Partnership redeemed the following Series B mortgage revenue bonds for approximately $5.8 million which approximated their carrying value plus accrued interest.

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Harden Ranch - Series B	July	Salinas, CA	100	3/1/2016	8.00%	$2,340,000
Tyler Park - Series B	July	Greenfield, CA	88	1/1/2016	8.00%	$2,025,000
Westside Village - Series B	July	Shafter, CA	81	1/1/2016	8.00%	$1,430,000

During 2015, the mortgage revenue bonds associated with the Renaissance Gateway property were restructured. The restructuring combined the Series B mortgage revenue bond with a par value of approximately $1.3 million and the Series C mortgage revenue bond with a par value of approximately $1.7 million with the Series A mortgage revenue bond with a par value of approximately $8.5 million. The partnership received cash of approximately $1.2 million at restructuring. The terms of the mortgage revenue bond after restructuring is as follows:

Property Name	Month Restructured	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Restructuring
Renaissance	June	Baton Rouge, LA	208	6/1/2050	6.00%	$11,500,000

The following table provides the details of the mortgage revenue bond acquisitions during the nine months ended September 30, 2015:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Concord at Gulfgate - Series A	January	Houston, TX	288	2/1/2032	6.00%	$17,060,000
Concord at Gulfgate - Series B	January	Houston, TX	288	3/1/2032	12.00%	$2,125,000
Concord at Little York - Series A	January	Houston, TX	276	2/1/2032	6.00%	$12,480,000
Concord at Little York - Series B	January	Houston, TX	276	3/1/2032	12.00%	$960,000
Concord at Williamcrest - Series A	January	Houston, TX	288	2/1/2032	6.00%	$18,020,000
Concord at Williamcrest - Series B	January	Houston, TX	288	3/1/2032	12.00%	$2,800,000
Suites on Paseo Series B	March	San Diego, CA	394	12/1/2033	9.00%	$5,500,000
Avistar at the Parkway Apartments - Series A	April	San Antonio, TX	236	5/1/2052	6.00%	$13,300,000
Avistar at the Parkway Apartments - Series B	April	San Antonio, TX	236	6/1/2052	12.00%	$125,000
Vantage at Harlingen	June	San Antonio, TX	288	9/1/2053	6.00%	$24,575,000
Vantage at Judson	June	San Antonio, TX	288	1/1/2053	6.00%	$26,540,000
Silver Moon - Series A	June	Albuquerque, NM	151	8/1/2055	6.00%	$8,000,000
Seasons at Simi Valley - Series A	August	Simi Valley, CA	69	9/1/2032	5.75%	$4,376,000
Seasons at Simi Valley - Series B	August	Simi Valley, CA	69	9/1/2017	5.50%	$1,944,000

Valuation - The Partnership’s investments in mortgage revenue bonds are classified as available-for-sale securities and are reported on the balance sheet at their estimated fair values.  On September 30, 2016 and December 31, 2015, the weighted average base rate of the mortgage revenue bonds reported in the condensed consolidated financial statements was approximately 6.3% per annum. Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Partnership would receive if the mortgage revenue bonds were sold.  There is no active trading market for the mortgage revenue bonds and price quotes for them are not typically available.

On September 30, 2016, management valued the Partnership’s mortgage revenue bonds using discounted cash flow and yield to maturity analyses, which encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields of the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond.  On September 30, 2016, the range of effective yields on the individual mortgage revenue bonds was 4.2% to 11.5% per annum, compared to the range of effective yields on the individual mortgage revenue bonds on December 31, 2015 of 4.6% to 12.1% per annum.

Unrealized gains or losses on the mortgage revenue bonds are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties.

7. Public Housing Capital (“PHC”) Fund Trust Certificates

The Partnership owns 100% of the Residual Participation Receipts (“LIFERs”) in three tender option bond trusts (“PHC TOB Trusts”).  At September 30, 2016, the PHC TOB Trusts own approximately $57.2 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts (“PHC Trusts”) sponsored by Deutsche Bank (“DB”).  The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership had the following investments in the PHC Certificates on September 30, 2016 and December 31, 2015:

	September 30, 2016
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	8.56	AA-	5.32%	$26,112,071	$2,180,425	$-	$28,292,496
PHC Certificate Trust II	7.90	A+	4.31%	10,589,519	755,926	-	11,345,445
PHC Certificate Trust III	9.06	BBB	5.42%	20,542,789	678,524	-	21,221,313
				$57,244,379	$3,614,875	$-	$60,859,254

	December 31, 2015
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	9.25	AA-	5.33%	$27,274,451	$1,482,376	$-	$28,756,827
PHC Certificate Trust II	8.67	A+	4.29%	11,081,987	365,443	-	11,447,430
PHC Certificate Trust III	9.81	BBB	5.42%	20,513,351	-	(10,318)	20,503,033
				$58,869,789	$1,847,819	$(10,318)	$60,707,290

Valuation - The Partnership’s investments in PHC Certificates are classified as available-for-sale securities and are carried on the Condensed Consolidated Balance Sheet at their estimated fair values. On September 30, 2016 and December 31, 2015, the weighted average base rate of the PHC Trust Certificates was approximately 5.2% per annum.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the PHC Certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the Partnership believes would be used by market participants.  Management’s fair value estimates encompass judgment. Management’s estimates are compared to external pricing services when available.  At September 30, 2016 the range of effective yields on the PHC Certificates were 3.5% to 5.2% per annum, compared to the range of effective yields on December 31, 2015 of  3.9% to 5.7% per annum.

8. Mortgage-Backed Securities (“MBS Securities”)

In January 2016, the Partnership sold its three remaining MBS Securities for approximately $15.0 million, which approximated the amortized cost, plus interest. The Partnership then collapsed the related three remaining MBS - TOB Trusts, with a carrying value of approximately $11.9 million, which were paid in full from the proceeds of these sales.  In addition, the $11.0 million derivative related to the MBS Securities was sold for its current value and resulted in no cash proceeds to the Partnership and no gain or loss was recognized. The sale of the Partnership’s remaining three MBS Securities eliminated the MBS Securities segment in the first quarter of 2016 (Notes 17, 20, and 25).

The carrying value of the Partnership’s MBS Securities on September 30, 2016 was zero. On December 31, 2015, the carrying value of the Partnership’s MBS Securities was as follows:

	December 31, 2015
Agency Rating of MBS Securities (1)	Cost adjusted for amortization of premium	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
“AAA”	$5,052,348	$-	$(34,648)	$5,017,700
“AA”	9,900,682	-	(143,073)	9,757,609
	$14,953,030	$-	$(177,721)	$14,775,309

(1)	MBS Securities are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

9. Real Estate Assets

Recent Transactions

In July and June 2016, the Partnership sold the Woodland Park and Arboretum MF Properties for $15.7 million and $30.2 million, respectively. The Partnership realized gains of approximately $1.6 million and $12.4 million before income taxes, respectively. The Greens, which owned Woodland Park and Arboretum, applied its tax net operating loss carryforward to these gains and reported current tax expense of approximately $4.7 million related to these sales on the Partnership’s condensed consolidated financial statements (Note 13).   Distributions were recorded in accordance with the Amended and Restated LP Agreement (Note 3), and 25% of Net Residual Proceeds (Tier 2) was distributed to the General Partner and 75% was distributed to the Unitholders.

In September 2016, the Partnership purchased the Jade Park Apartment MF Property for approximately $10.0 million. Jade Park is contiguous to the Lake Forest property, for which the Partnership owns a mortgage revenue bond.

At September 30, 2016, the Partnership is marketing one of its MF Properties, Northern View, for sale

Management determined the Arboretum and Woodland Park sale transactions and the potential Northern View sale transaction did not meet the criteria for discontinued operation presentation, during the nine months ended September 30, 2016, but Woodland Park did meet the held for sale accounting guidance criteria and its real estate assets net of accumulated depreciation are classified as such for the periods presented prior to the third quarter of 2016 (Note 12). Net income, exclusive of the gains on sale, related to the Arboretum and Woodland Park MF Properties for the three and nine months ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(76,235)	$63,370	$222,198	$358,934

In March 2016, the Partnership executed an agreement to sell a parcel of land in St. Petersburg, Florida, carried at a cost of approximately $3.1 million, which is part of the Land Held for Investment and Development. The asset was evaluated for impairment and the Partnership determined the carrying value of this asset is greater than its fair market value less cost to sell and recorded an impairment expense of approximately $62,000 in the second quarter of 2016.

In August 2016, the Partnership executed a Purchase and Sale Agreement to acquire a tract of land in Omaha, Nebraska. If this tract of land is successfully acquired, it will be classified as Land Held for Investment and Development.

MF Properties

To facilitate its investment strategy of acquiring additional mortgage revenue bonds, that may be secured by MF Properties, on September 30, 2016 the Partnership owns, through its subsidiary, a 99% limited partner position in one limited partnership, 100% member positions in four limited liability companies that own MF Properties, and owns two of MF Properties directly. The financial statements of these properties are consolidated with those of the Partnership.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Partnership’s consolidated financial statements as noncontrolling interests.

The Partnership had the following investments in MF Properties on September 30, 2016 and December 31, 2015:

MF Properties on September 30, 2016
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on September 30, 2016
Eagle Village	Evansville, IN	511	$567,880	$12,648,085	$13,215,965
Northern View (f/k/a Meadowview)	Highland Heights, KY	294	688,539	8,098,180	8,786,719
Residences of DeCordova	Granbury, TX	110	1,160,455	8,106,933	9,267,388
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,748,115	7,690,344
Suites on Paseo	San Diego, CA	394	3,162,463	38,360,484	41,522,947
The 50/50 MF Property	Lincoln, NE	475	-	32,918,089	32,918,089
Jade Park	Daytona, FL	144	1,993,369	7,545,235	9,538,604
					$122,940,056
Less accumulated depreciation					(14,980,815)
Total MF Properties					$107,959,241

MF Properties on December 31, 2015
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2015
Arboretum	Omaha, NE	145	$1,755,147	$19,317,284	$21,072,431
Eagle Village	Evansville, IN	511	567,880	12,594,935	13,162,815
Northern View (f/k/a Meadowview)	Highland Heights, KY	270	688,539	8,062,973	8,751,512
Residences of DeCordova	Granbury, TX	110	1,137,832	8,065,977	9,203,809
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,738,697	7,680,926
Suites on Paseo	San Diego, CA	394	3,162,463	38,216,364	41,378,827
The 50/50 MF Property	Lincoln, NE	475	-	32,910,424	32,910,424
					$134,160,744
Less accumulated depreciation					(14,532,168)
Total MF Properties					$119,628,576

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year.

Consolidated VIE Properties

In the fourth quarter of 2015, the owners of the Consolidated VIEs sold Bent Tree and Fairmont Oaks.  The Partnership classified the Consolidated VIEs as discontinued operations for the three and nine months ended September 30, 2015 and has eliminated the Consolidated VIE segment as a reportable segment during the fourth quarter of 2015 (Note 25). No net income or loss from these properties accrued to the Unitholders or the General Partner.

Land Held for Investment and Development

On September 30, 2016, the Partnership reported approximately $7.5 million as land held for investment. In March 2016, the Partnership executed a Purchase and Sale Agreement to sell a parcel of land in St. Petersburg, Florida. At September 30, 2016, the Partnership continues to assess the “highest and best use” of the assets classified as Land Held for Investment and Development.

Acquisition

On September 30, 2016, the Partnership closed on the purchase of Jade Park, an MF Property. The buildings and improvements will be depreciated straight-line over a weighted average useful life of 22.7 years. The in-place lease assets will be amortized over a useful life of 6 months. The Partnership incurred approximately $135,000 of acquisition costs related to the purchase. The following tables contain the assets acquired and liabilities assumed:

Jade Park 9/30/2016 (Date of Acquisition)
Land	$1,993,369
Buildings and improvements	7,543,200
In-place lease assets (included in other assets)	463,431
Other assets	18,126
Total assets	$10,018,126

Accounts payable, accrued expenses and other	$135,326
Net assets	9,882,800
Total liabilities and net assets	$10,018,126

The following table contains pro forma revenue, net income, and net income per unit for the acquisition of Jade Park:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma revenues	$13,573,945	$13,216,032	$44,104,855	$40,026,628
Pro forma net income	$4,724,056	$2,500,757	$18,194,751	$12,529,933
Pro forma net income allocated to Unitholders	$4,216,059	$2,164,996	$15,371,803	$11,351,694
Pro forma Unitholder's interest in net income per unit (basic and diluted)	$0.07	$0.04	$0.26	$0.19

10. Investment in Unconsolidated Entities

In 2016, ATAX Vantage Holdings, LLC, a subsidiary of the Partnership, closed on three commitments and reported a total investment of approximately $13.2 million on September 30, 2016. This represents the Partnership’s maximum exposure to loss and is reported in Investment in unconsolidated entities on the Partnership’s Condensed Consolidated Balance Sheets. The Partnership, through its wholly owned subsidiary, ATAX Vantage Holdings, LLC, is the only limited equity investor in these limited liability companies. The Partnership does not control the Vantage Properties and the Partnership utilizes the equity method of accounting for these investments. An affiliate of the Vantage Properties provides a guarantee for ATAX Vantage Holdings, LLC’s return on its investments during the construction period. The return on these investments earned by the Partnership is reported as investment income (Note 1). The following table provides the details of the investments in unconsolidated entities.

Property Name	Month Commitment Executed	Location	Units	Carrying Value	Maximum Remaining Committed equity
Vantage at Corpus Christi	March	Corpus Christi, TX	288	$5,609,035	$4,211,139
Vantage at Waco	August	Waco, TX	288	4,160,982	5,250,410
Vantage at Boerne	August	Boerne, TX	288	3,380,190	5,504,962
				$13,150,207	$14,966,511

11. Property Loans, Net of Loan Loss Allowances

The Partnership had the following Property Loans, Net of Loan Loss Allowances on September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Property loans receivable	$38,280,223	$29,874,523
Less: Loan loss allowance	(7,098,814)	(7,098,814)
Total property loans receivable	$31,181,409	$22,775,709

The Partnership has made property loans to the owners of certain properties which secure the mortgage revenue bonds and other properties which are reported as property loans, net of loan loss allowances.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates its property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the property loan values.  The Partnership utilizes a discounted cash flow model in estimating a property’s fair value.  Discounted cash flow models containing varying assumptions are considered.  The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property’s fair value.  If the estimated fair value of the property, after deducting the amortized cost basis of any senior mortgage revenue bond, exceeds the principal balance of the property loan then no potential loss is indicated and no loan loss allowance for property loans is recorded by the Partnership.  In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remain the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

During the nine months ended September 30, 2016, the Partnership advanced net funds to Cross Creek, Foundation for Affordable Housing (“FAH”) and the Winston Group, Inc., of approximately $83,500, $2,500, and $2.5 million, respectively.  In addition, the Partnership advanced Vantage at Brooks, LLC and Vantage at Braunfels, LLC $3.7 million and $2.1 million, respectively.  During the nine months ended September 30, 2015, the Partnership advanced additional funds to Cross Creek of approximately $90,500 and received approximately $100,000 of principal from the Foundation for Affordable Housing. During the nine months ended September 30, 2016, the Partnership placed interest to be earned on the Ashley Square, Cross Creek, and the Lake Forest operating property loans receivable on nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  On December 31, 2015, the Partnership reported an interest allowance equal to the accrued interest on Ashley Square, Cross Creek, and the Lake Forest operating property loans.  In addition, the Partnership deferred less than 100% of the interest earned on the property loans on the Ohio Properties as, in management’s opinion, the remainder was considered to be collectible at December 31, 2015.

The following represents the net taxable property loans outstanding at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$50,960	$-	$-	$242,224
Ashley Square	5,078,342	-	(3,596,342)	-	1,482,000
Avistar (February 2013 portfolio)	274,496	80,715	-	-	355,211
Avistar (June 2013 portfolio)	251,622	73,989	-	-	325,611
Cross Creek	7,155,545	-	(3,447,472)	-	3,708,073
Foundation for Affordable Housing	1,418,075	23,396	-	-	1,441,471
Greens Property	850,000	435,376	-	-	1,285,376
Lake Forest	4,623,704	-	(55,000)	-	4,568,704
Ohio Properties	2,390,446	962,464	-	-	3,352,910
Vantage at Brooks, LLC	7,199,424	585,628	-	-	7,785,052
Vantage at Braunfels, LLC	6,347,305	567,353	-	-	6,914,658
Winston Group, Inc	2,500,000	-	-	-	2,500,000
Total	$38,280,223	$2,779,881	$(7,098,814)	$-	$33,961,290

	December 31, 2015
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$39,950	$-	$-	$231,214
Ashley Square	5,078,342	2,864,130	(3,596,342)	(2,864,130)	1,482,000
Avistar (February 2013 portfolio)	274,496	51,386	-	-	325,882
Avistar (June 2013 portfolio)	251,622	47,104	-	-	298,726
Cross Creek	7,072,087	2,352,851	(3,447,472)	(2,352,852)	3,624,614
Foundation for Affordable Housing	1,415,590	-	-	-	1,415,590
Greens Property	850,000	343,600	-	-	1,193,600
Lake Forest	4,623,704	3,080,446	(55,000)	(3,059,610)	4,589,540
Ohio Properties	2,390,448	1,235,017	-	(441,795)	3,183,670
Vantage at Brooks LLC	3,454,664	78,440	-	-	3,533,104
Vantage at Braunfels LLC	4,272,306	92,481	-	-	4,364,787
Total	$29,874,523	$10,185,405	$(7,098,814)	$(8,718,387)	$24,242,727

Based on the annual impairment analysis and the discounted cash flow analysis of each property loan during the nine months ended September 30, 2016, a provision for loan loss attributable to the accrued interest was recorded in the amount of approximately $21,000 for interest accrued on the notes receivable on the Lake Forest property. In management’s opinion, this amount was considered to be uncollectible. There was no provision for loan loss recorded during the three and nine months ended September 30, 2015. In addition, there was no provision for loan loss recorded at December 31, 2015.

12. Assets Held for Sale

Management determined the Woodland Park, an MF Property, transaction met the conditions required to report the real estate assets as “held for sale”. Accordingly, its real estate assets, net of accumulated depreciation are reported as such on the Partnership’s Condensed Consolidated Balance Sheet at December 31, 2015 (Note 25).   Woodland Park was sold in July 2016.

	September 30, 2016	December 31, 2015
Land and improvements	$-	$1,265,160
Buildings and improvements	-	14,247,045
Real estate assets before accumulated depreciation	-	15,512,205
Accumulated depreciation	-	(1,491,646)
Net real estate assets	$-	$14,020,559

13. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by our taxable subsidiary, The Greens, which owns all the MF Properties except the Suites on Paseo. The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as a deferred income tax asset. The net operating loss carryover reported on The Greens’ 2015 tax return will be utilized in its entirety in 2016 due to the gain on the June 2016 sale of the Arboretum.  Accordingly, the $405,000 valuation allowance was reversed and a tax provision has been recorded during the three months ended June 30, 2016.

The following table summarizes our income tax expense for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Current income tax expense:
Current income tax expense	$-	$-	$-	$-
Current income tax expense on dispositions	467,000	-	4,567,000	-
Deferred income tax expense:
Deferred income tax expense (benefit)	(136,000)	-	417,000	-
Total income tax expense	$331,000	$-	$4,984,000	$-

14. Other Assets

The Partnership had the following Other Assets on September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred financing costs - net	$369,155	$487,023
Fair value of derivative contracts	146,248	344,177
Taxable bonds at fair market value (Note 21)	4,476,385	4,824,060
Bond purchase commitments - fair value (Notes 6 & 22)	12,622,709	5,634,360
Other assets	1,381,561	1,655,013
Total other assets	$18,996,058	$12,944,633

The Partnership reported the following activity in purchases and redemptions of taxable bonds for the nine months ended September 30, 2016 and 2015 and received approximately $500,000 upon the redemption, which approximated the carrying value plus accrued interest.

Property Name	2016 Redemption Date	Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Silver Moon - Series B	August	Albuquerque, NM	151	8/1/2055	12.00%	$499,461

Property Name	2015 Purchase Date	Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Purchase
Silver Moon - Series B	June	Albuquerque, NM	151	8/1/2055	12.00%	$500,000

15. Discontinued Operations

In April 2015, the owners of the Consolidated VIEs, Bent Tree and Fairmont Oaks, entered into brokerage contracts to sell the Consolidated VIEs. These entities met the criteria for discontinued operations and are classified as such in the Partnership’s condensed consolidated financial statements for all periods presented.  The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for the three and nine months ended September 30, 2015. No net income or loss from these property operations or sales was realized for the benefit of the Unitholders or the General Partner during the three or nine months ended September 30, 2016.

The following presents the revenues, expenses and income from discontinued operations for the three and nine months ended September 30, 2015:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Rental revenues	$833,829	$2,455,430
Expenses	(579,935)	(1,938,821)
Net income from discontinued operations	$253,894	$516,609

16. Unsecured Lines of Credit

The following represents the unsecured lines of credit (“LOC”) on September 30, 2016 and December 31, 2015:

Unsecured Lines of Credit	Outstanding on September 30, 2016	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$-	$40,000,000	May-17	Variable	Monthly	3.09%
Bankers Trust operating	-	7,500,000	May-17	Variable	Monthly	3.77%
Total unsecured lines of credit	$-	$47,500,000

Unsecured Lines of Credit	Outstanding on December 31, 2015	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$12,497,000	$37,500,000	May-17	Variable	Monthly	2.90%
Bankers Trust operating	-	5,000,000	March-16	Variable	Monthly	3.50%
Five Points Bank operating	5,000,000	5,000,000	March-16	Variable	Monthly	3.40%
Total unsecured lines of credit	$17,497,000	$47,500,000

The Partnership is required to make prepayments of the principal to reduce the Bankers Trust Operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  For all periods presented the Partnership fulfilled its prepayment obligation.   In addition, the Partnership has fulfilled its fourth quarter of 2016 prepayment obligation as it maintained a zero balance in this LOC for the first fifteen days of October 2016.

17. Debt Financing

The following table provides the details related to the total Debt Financing on September 30, 2016 and December 31, 2015.

	Outstanding Debt Financings on September 30, 2016	Restricted Cash	Years Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees (1)	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - TOB	$46,875,190	$-	2014	Jul 2017 - Jul 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	$132,968,704	$2,481,117	2016	Sept 2026	N/A	N/A	N/A	3.64%
Variable - TOB	$42,765,000	$-	2012	Dec 2016	Weekly	1.39 - 1.51%	1.62%	3.01 - 3.13%

TEBS Financings
Variable	$234,673,866	$3,705,206	2010 - 2015	Sept 2017 - July 2020	Weekly	0.87 - 0.92%	1.39 - 1.91%	1.83 - 2.37%
Total Debt Financings	$457,282,760

(1)	Facility fees are variable

	Outstanding Debt Financings on December 31, 2015	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees (1)	Period End Rates
TOB Trusts Securitization
Fixed	$160,582,124	$-	2014 - 2015	Oct 2016 - Jul 2019	N/A	N/A	N/A	2.76 - 4.51%
Variable	$55,930,000	$1,930,027	2012	April 2016 - June 2016	Weekly	0.16 - 0.68%	0.94 - 1.62%	1.1 - 2.3%

TEBS Financings
Variable	$234,984,592	$5,371,680	2010 - 2015	Sept 2017 - July 2020	Weekly	0.02 - 0.04%	1.26 - 1.91%	1.28 - 1.95%
Total Debt Financings	$451,496,716

(1)	Facility fees are variable

On September 30, 2016 and December 31, 2015, the Partnership posted cash collateral, (i.e. restricted cash) in connection with the interest rate swaps related to the original TOB Trusts and subsequent Term A/B Trusts. In addition, to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financings, the 2015, 2014, and 2010 Sponsors also entered into interest rate cap agreements (Note 20).

In 2011, the Partnership executed a Master Trust Agreement with DB which allows the Partnership to execute multiple TOB and Term A/B Trust structures upon the approval and agreement of terms by DB. The TOB and Term A/B Trusts are established under the laws of the Cayman Islands. Under each TOB Trust issued through the Master Trust Agreement, the TOB Trustee issues SPEARS and LIFERS which represent beneficial interests in the securitized asset held by the Trust. The Partnership purchases the LIFERS which entitle the Partnership to all principal and interest payments received by the TOB Trusts after payment of the SPEARS and expenses. The LIFERS also grant the Partnership certain rights to the securitized assets. Due to these rights, the Partnership has consolidated the TOB Trusts within the condensed consolidated financial statements (Note 5).

Under each Term A/B Trust issued through the Master Trust Agreement, the Term A/B Trustee issues Class A and Class B Certificates which represent beneficial interests in the securitized asset held by the Trust. The Partnership purchases the Class B Certificates from each of these Term A/B Trusts which entitle the Partnership to all principal and interest payments received by the Term A/B Trusts after payment of the Class A Certificates and expenses. The Class B Certificates also grant the Partnership certain rights to the securitized assets. Due to these rights, the Partnership has consolidated the Term A/B Trusts within the condensed consolidated financial statements (Note 5).

The Master Trust Agreement with DB has compliance covenants with which the Partnership is required to maintain. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute for the trailing twelve months must be at least two times trailing twelve-month interest expense. On September 30, 2016 the Partnership was in compliance with these covenants.

During the third quarter of 2016, the Partnership paid off and collapsed seven of its nine TOB Trusts, simultaneously executing twelve new Term A/B Trust agreements secured by mortgage revenue bonds.  Based on the terms of the Term A/B Trust, the restructuring of the debt was accounted for as a modification, with approximately $1.4 million capitalized as deferred financing costs.  Approximately $1.2 million of capitalized costs were paid to a related party (Note 19).

The Partnership has entered into three TEBS Financings with Freddie Mac. The TEBS Financings securitize mortgage revenue bonds contributed by the Partnership to Freddie Mac. Freddie Mac then issued Class A and Class B TEBS Certificates which represent beneficial interests in the securitized mortgage revenue bonds. The payment of interest on the Class A TEBS Certificates will be made from the interest payments received by Freddie Mac from the Bonds and Senior Custody Receipts held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B TEBS Certificates held by the Partnership. As the holder of the Class B TEBS Certificates, the Partnership is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Bonds and Senior Custody Receipts held by Freddie Mac after payment of principal and interest due on the Class A TEBS Certificates and payment of all Facility Fees and associated expenses. Accordingly, the amount of interest paid to the Partnership on the Class B TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A TEBS Certificates, Facility Fees, expenses and other factors.

During the first quarter of 2016, the Partnership implemented Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)”. The new accounting guidance changed the presentation of debt issuance costs in the financial statements to present them as a direct deduction from the related debt liability rather than classified as Other Assets, applied retrospectively. This new ASU did not change the presentation of debt issuance costs related to LOCs as these continue to be reported as Other Assets.

The following tables provide summaries of the pre-adoption and post-adoption effects of this change on the Partnership’s condensed consolidated financial statements on September 30, 2016 and December 31, 2015:

Pre-adoption balance sheet	December 31, 2015
Assets:
Other assets	$18,348,745
Liabilities:
Debt financings	$456,431,288
Mortgages payable and other secured financing	$69,717,114

Post-adoption balance sheet	December 31, 2015
Assets:
Other assets	$12,944,633
Liabilities:
Debt financings [1]	$451,496,716
Mortgages payable and other secured financing [2]	$69,247,574

[1]	Reflects a reduction of $5.2 million and $4.9 million on September 30, 2016 and December 31, 2015, respectively.
[2]	Reflects a reduction of $0.4 million and $0.5 million on September 30, 2016 and December 31, 2015, respectively.

The Partnership’s contractual maturities of borrowings for the twelve month periods ending September 30th for the next five years and thereafter are as follows:

2017	$117,931,839
2018	2,870,673
2019	93,372,073
2020	120,076,929
2021	1,289,111
Thereafter	126,935,421
Total	$462,476,046

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

18. Mortgages Payable and Other Secured Financing

The Partnership reports the mortgage loans secured by certain MF Properties on its condensed consolidated financial statements as Mortgages payable and other secured financing.

The following is a summary of the Mortgages payable and other secured financing on the MF Properties, net of deferred financing costs:

MF Property Mortgage Payables	Outstanding Mortgage Payable at September 30, 2016	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Eagle Village (1)	$7,893,526	2010	September 2018	Variable	Monthly	0.56%	3.00%	3.56%
Residences of DeCordova	1,760,926	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,648,562	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 MF Property--Mortgage (2)	25,201,175	2013	March 2020	Variable	Monthly	3.50%	N/A	3.50%
The 50/50 MF Property--TIF Loan	3,862,980	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Jade Park	7,459,289	2016	October 2021	Fixed	N/A	N/A	N/A	3.85%
Total Mortgage Payable\Period End Rate	$51,826,458							3.82%

(1)	Variable rate is based on LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2015	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Arboretum	$16,683,146	2011	March 2017	Fixed	N/A	N/A	N/A	3.75%
Eagle Village (1)	8,037,133	2010	September 2018	Variable	Monthly	0.25%	3.00%	3.25%
Residences of DeCordova	1,807,246	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,820,623	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 MF Property--Mortgage (2)	25,363,647	2013	March 2020	Variable	Monthly	3.25%	N/A	3.25%
The 50/50 MF Property--TIF Loan	4,035,779	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Woodland Park (1)	7,500,000	2014	August 2017	Variable	Monthly	0.19%	2.75%	2.94%
Total Mortgage Payable\Period End Rate	$69,247,574							3.58%

(1)	Variable rate is based on LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

The Partnership’s contractual maturities of borrowings for the twelve month periods ending September 30th for the next five years and thereafter are as follows:

2017	$8,218,720
2018	8,465,211
2019	1,057,388
2020	27,519,330
2021	311,980
Thereafter	6,624,051
Total mortgages payable and other secured financings	$52,196,680

19. Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2.  For the three and nine months ended September 30, 2016 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $682,000 and $2.0 million, respectively. For the three and nine months ended September 30, 2015, the Partnership paid or accrued administrative fees to AFCA 2 of approximately $669,000 and $1.9 million, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $16,000 and $46,000 for the three and nine months ended September 30, 2015, respectively. There were no such administrative fees received for the nine months ended September 30, 2016 as the properties financed by these mortgage revenue bonds were sold in 2015.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain mortgage revenue bonds and investments in unconsolidated entities and select notes receivable.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered consolidated VIEs or related parties.  During the three and nine months ended September 30, 2016, AFCA 2 earned mortgage placement fees of approximately $687,000 and $1.2 million, respectively. In addition, AFCA 2 received a one-time $125,000 negotiated mortgage placement fee related to work performed for a transaction that did not materialize during the second quarter of 2016.  During the three and nine months ended September 30, 2015, AFCA 2 earned mortgage placement fees of approximately $259,000 and $1.0 million, respectively.

An affiliate of AFCA 2, Burlington Capital Properties, LLC (f/k/a America First Properties Management Company, LLC) (“Properties Management”) provided property management services for seven of the MF Properties (including the Arboretum and Woodland Park that were sold in the second and third quarters of 2016, respectively) and seven of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $246,000 and $856,000 for the three and nine months ended September 30, 2016, respectively.  Properties Management provided property management services for nine MF Properties (including The Colonial and Glynn Place that were sold in the second and third quarters of 2015, respectively), the two Consolidated VIEs reported as discontinued operations, and six properties collateralized by mortgage revenue bonds, earning management fees of approximately $309,000 and $952,000 for the three and nine months ended September 30, 2015, respectively. For the properties collateralized by the mortgage revenue bonds, these property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties.  For MF Properties, the property management fees are reflected as real estate operating expenses on the Partnership’s condensed consolidated financial statements.  The property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's mortgage revenue bonds and property loans, if applicable.

An affiliate of AFCA 2, Farnam Capital Advisors, LLC, acts as an origination advisor and consultant to the borrowers when mortgage revenue bonds, investments in unconsolidated entities, select notes receivable, and financing facilities are acquired by the Partnership. For the three and nine months ended September 30, 2016, approximately $343,000 and $537,000, respectively, in origination fees were paid by the borrower of certain acquired mortgage revenue bonds and equity investments and have not been reflected in the accompanying condensed consolidated financial statements. During the three months ended September 30, 2016, approximately $1.2 million in consulting fees were paid by the Partnership to this affiliate for services related to establishment of Term A/B Trusts. In addition, Farnam Capital Advisors, LLC received a $125,000 origination fee for work performed related to a transaction that did not materialize during the second quarter of 2016.   For the three and nine months ended September 30, 2015, approximately $129,000 and $507,000, respectively, in origination fees were paid by the borrower of certain acquired bonds and have not been reflected in the accompanying condensed consolidated financial statements. During the three months ended September 30, 2015, approximately $790,000 in consulting fees were paid by the Partnership to this affiliate related to the M33 TEBS financing facility.

20. Interest Rate Derivative Agreements

On September 30, 2016, the Partnership has eleven derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and they are as follows:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value(1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
September-10	$31,936,667	3.00%	September-17	$921,000	$42	M24 TEBS	5.0%	Bank of New York Mellon

September-10	$31,936,667	3.00%	September-17	$845,600	$42	M24 TEBS	5.0%	Barclays Bank PLC

September-10	$31,936,667	3.00%	September-17	$928,000	$42	M24 TEBS	5.0%	Royal Bank of Canada

August-13	$93,305,000	1.50%	September-17	$793,000	$6,309	M24 TEBS	3.5%	Deutsche Bank

February-14	$41,250,000	1.00%	March-17	$230,500	$2,026	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc

July-14	$31,565,000	3.00%	August-19	$315,200	$12,159	M31 TEBS	4.4%	Barclays Bank PLC

July-14	$31,565,000	3.00%	August-19	$343,000	$12,159	M31 TEBS	4.4%	Royal Bank of Canada

July-14	$31,565,000	3.00%	August-19	$333,200	$12,159	M31 TEBS	4.4%	SMBC Capital Markets, Inc

July-15	$28,095,000	3.00%	August-20	$210,000	$33,769	M33 TEBS	4.3%	Wells Fargo Bank

July-15	$28,095,000	3.00%	August-20	$187,688	$33,769	M33 TEBS	4.3%	Royal Bank of Canada

July-15	$28,095,000	3.00%	August-20	$174,900	$33,769	M33 TEBS	4.3%	SMBC Capital Markets, Inc

(1)	For additional details, see Note 21 to the Partnership's consolidated financial statements.

The Partnership contracted for two ”at the money” interest rate swaps with DB related to the Decatur Angle and Bruton Term A/B Trusts collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties.  The swap related to the Decatur Angle Term A/B Trust has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton Term A/B Trust has a notational value of approximately $18.1 million, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. On September 30, 2016 and December 31, 2015, the fair value of the Decatur Angle swap was a liability of approximately $1.4 million and $737,000, respectively. On September 30, 2016 and December 31, 2015, the fair value of the Bruton swap was a liability of approximately $1.1 million and $580,000, respectively. The fair value of these swaps is reported as a liability on the Partnership’s Condensed Consolidated Balance Sheets.

The Partnership’s interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.  The change in the fair value of these derivative contracts resulted in a decrease in interest expense of approximately $264,000 and an increase in interest expense of approximately $1.4 million for the three and nine months ended September 30, 2016, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $1.3 million and $2.0 million for the three and nine months ended September 30, 2015.  The valuation methodology used to estimate the fair value of the Partnership’s interest rate derivative agreements is disclosed in Note 21.

21. Fair Value of Financial Instruments

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

Investments in Mortgage Revenue Bonds and Bond Purchase Commitments.  The fair values of the Partnership’s investments in mortgage revenue bonds and mortgage bond purchase commitments have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the Partnership may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the Partnership believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in mortgage revenue bonds between reporting periods, the Partnership looks at the key inputs such as changes in the ‘A’ rated municipal bond rates on similar mortgage revenue bonds as well as changes in the operating performance of the underlying property serving as collateral for each mortgage revenue bond.  The Partnership validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors.  Given these facts the fair value measurement of the Partnership’s investment in mortgage revenue bonds is categorized as a Level 3 input.  On September 30, 2016, the range of effective yields on the individual mortgage revenue bonds was 4.2% to 11.5% per annum. At December 31, 2015, the range of effective yields on the individual mortgage revenue bonds was 4.6% to 12.1% per annum.

The fair value of the bond purchase commitments is determined in the same manner as the mortgage revenue bonds. On September 30, 2016, the range of effective yields on the bond purchase commitments was 4.8% to 10.3% per annum. At December 31, 2015, the range of effective yields on the bond purchase commitments was 5.4% to 10.9% per annum.

Investments in Public Housing Capital Fund Trust Certificates.  The fair value of the Partnership’s investment in Public Housing Capital Fund Trust Certificates has been based on a yield to maturity analysis performed by the Partnership. There is no active trading market for the trusts’ certificates owned by the Partnership, but it will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts’ certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Partnership encompasses the use of judgment in its application. The Partnership validates that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated mortgage revenue municipal bonds with terms of similar length. Given these facts the fair value measurement of the Partnership’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.  At September 30, 2016 the range of effective yields on the PHC Certificates was 3.5% to 5.2% per annum.  At December 31, 2015 the range of effective yields on the PHC Certificates was 3.9% to 5.7% per annum.

Investments in Mortgage-Backed Securities. On December 31, 2015 and for the three and nine months ended September 30, 2015, the fair value of the Partnership’s investment in mortgage-backed securities was based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the marketplace, and other data inputs. The methodology also considered the underlying characteristics of each security, which were also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. The Partnership analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service, ensuring they were within a tolerable range of difference which the Partnership estimates as 7.5%. The Partnership also looked at observations of trading activity in the marketplace when available.  Given these facts, the fair value measurements of the Partnership’s investment in mortgage-backed securities were categorized as Level 2 inputs.

Taxable Bonds. The fair values of the Partnership’s investments in taxable bonds have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the taxable bonds and price quotes are not available. The estimates of the fair values of these taxable bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the Partnership believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in taxable bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond.  The Partnership validates the changes in the estimated fair value of the taxable bonds move with the changes in these monitored factors.  Given these facts the fair value measurement of the Partnership’s investment in taxable bonds is categorized as a Level 3 input. On September 30, 2016, the range of effective yields on the taxable bonds was 3.6% to 8.3% per annum. At December 31, 2015, the range of effective yields on the taxable bonds was 4.2% to 10.5% per annum.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$628,366,288	$-	$-	$628,366,288
Bond purchase commitments	12,622,709	-	-	12,622,709
PHC Certificates	60,859,254	-	-	60,859,254
Taxable bonds	4,476,385	-	-	4,476,385
Interest rate derivatives, net	(2,351,409)	-	-	(2,351,409)
Total Assets and Liabilities at Fair Value, net	$703,973,227	$-	$-	$703,973,227

	For the Three Months Ended September 30, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2016	$648,397,372	$17,218,819	$62,180,059	$5,294,229	$(2,615,093)	$730,475,386
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	263,684	263,684
Included in other comprehensive (loss) income	(28,336,831)	(4,596,110)	(780,342)	(315,633)	-	(34,028,916)
Purchases	8,785,000	-	-	-	-	8,785,000
Settlements	(479,253)	-	(540,463)	(502,211)	-	(1,521,927)
Ending Balance September 30, 2016	$628,366,288	$12,622,709	$60,859,254	$4,476,385	$(2,351,409)	$703,973,227
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2016	$-	$-	$-	$-	$263,684	$263,684

	For Nine Months Ended September 30, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2016	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(1,378,112)	(1,378,112)
Included in other comprehensive (loss) income	40,781,894	6,988,349	1,777,372	179,684	-	49,727,299
Purchases	20,285,000	-	-	-	-	20,285,000
Sale of securities	(9,747,124)	-	-	-	(399)	(9,747,523)
Settlements	(6,636,619)	-	(1,625,408)	(527,359)	-	(8,789,386)
Ending Balance September 30, 2016	$628,366,288	$12,622,709	$60,859,254	$4,476,385	$(2,351,409)	$703,973,227
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2016	$-	$-	$-	$-	$(1,378,112)	$(1,378,112)

	Fair Value Measurements at December 31, 2015
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$583,683,137	$-	$-	$583,683,137
Bond purchase commitments	5,634,360	-	-	5,634,360
PHC Certificates	60,707,290	-	-	60,707,290
MBS Securities	14,775,309	-	14,775,309	-
Taxable bonds	4,824,060	-	-	4,824,060
Interest rate derivatives	(972,898)	-	-	(972,898)
Total Assets and Liabilities at Fair Value	$668,651,258	$-	$14,775,309	$653,875,949

	For Three Months Ended September 30, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2015	$548,935,985	$883,999	$58,991,437	$4,711,687	$(443,961)	$613,079,147
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(1,254,563)	(1,254,563)
Included in other comprehensive income	19,222,410	2,451,927	899,057	345,902	-	22,919,296
Purchases	6,320,000	-	-	-	-	6,320,000
Mortgage revenue bond exchanged for MF Property	(40,950,000)	-	-	-	-	(40,950,000)
Purchase interest rate derivative	-	-	-	-	572,588	572,588
Settlements	(6,082,853)	-	(13,652)	(1,161)	-	(6,097,666)
Ending Balance September 30, 2015	$527,445,542	$3,335,926	$59,876,842	$5,056,428	$(1,125,936)	$594,588,802
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities held on September 30, 2015	$-	$-	$-	$-	$(1,254,563)	$(1,254,563)

	For Nine Months Ended September 30, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2015	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(1,955,693)	(1,955,693)
Included in other comprehensive income	2,752,871	(2,444,487)	(381,802)	11,842	-	(61,576)
Purchases	137,805,000	-	-	500,000	-	138,305,000
Mortgage revenue bond exchanged for MF Property	(40,950,000)	-	-	-	-	(40,950,000)
Purchase interest rate derivative	-	-	-	-	572,588	572,588
Refund of interest rate derivative cost	-	-	-	-	(10,500)	(10,500)
Settlements	(21,186,466)	-	(1,004,479)	(71,979)	-	(22,262,924)
Ending Balance September 30, 2015	$527,445,542	$3,335,926	$59,876,842	$5,056,428	$(1,125,936)	$594,588,802
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2016	$-	$-	$-	$-	$(1,955,693)	$(1,955,693)

Total gains and losses included in earnings for the periods shown above are included in the Partnership’s Condensed Consolidated Statements of Operations as interest expense.

The Partnership calculates a fair value of each financial liability using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented.  This estimate of fair value is based on Level 3 inputs.  The table below represents the fair value of the financial liabilities held on the Condensed Consolidated Balance Sheets for September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and unsecured LOCs	$457,282,760	$462,439,397	$468,993,716	$475,415,345
Mortgages payable and other secured financing	$51,826,458	$52,210,639	$69,247,574	$67,735,213

22. Commitments and Contingencies

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

As part of the Partnership’s strategy of acquiring mortgage revenue bonds, the Partnership will enter into forward mortgage revenue bond purchase commitments related to mortgage revenue bonds to be issued and secured by properties under construction.  Upon execution of the forward mortgage revenue bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and any mortgage revenue bonds that may have been issued.  The Partnership accounts for the forward mortgage revenue bond purchase agreements as an available-for-sale security and, as such, records the estimated value of the forward mortgage revenue bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.

On September 30, 2016 and December 31, 2015, the forward mortgage revenue bond purchase commitments outstanding and their related fair values are as follows:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2017 through 2018	Maximum Committed Amounts for 2016	Rate	Closing Date (1)	Fair Value at September 30, 2016	Fair Value at December 31, 2015
15 West Apartments	July-14	$-	$9,850,000	6.25%	Q4 2016	$1,589,396	$945,009
Villas at Plano Gateway Apartments	December-14	20,000,000	-	6.00%	Q2 2017	2,807,000	1,469,213
Palo Alto	July-15	19,540,000	-	5.80%	Q3 2017	3,709,278	1,439,600
Village at Rivers Edge	May-15	11,000,000	-	6.00%	Q2 2017	1,570,140	636,560
Village at Avalon	November-15	16,400,000	-	5.80%	Q2 2018	2,946,895	1,143,978
Total		$66,940,000	$9,850,000			$12,622,709	$5,634,360

(1)	The closing dates are estimated.

In 2016, ATAX Vantage Holdings, LLC, a subsidiary of the Partnership, contributed approximately $12.8 million during the nine months ended September 30, 2016 to the Vantage Properties. The Partnership has entered into commitments to provide equity totaling approximately $27.8 million to the Vantage Properties to build three new multifamily residential property in Texas. At September 30, 2016, the Partnership’s remaining maximum commitments totaled approximately $15.0 million (Note 10).

In October 2015, ATAX Vantage Holdings, LLC, a newly formed wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to an unrelated third party to build two new multifamily residential properties, Vantage at Brooks, LLC and Vantage at Braunfels, LLC, both located in Texas. At September 30, 2016, the Partnership’s remaining maximum commitments totaled approximately $3.5 million (Note 11).

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

As the holder of residual interests issued in connection with its TOB Trust, Term A/B trust and TEBS Financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. In each of these cases, the trust will be collapsed.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. In the event of a shortfall the maximum exposure to loss would be approximately $430.1 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect in the future, to be required to reimburse the financing facilities for any shortfall.

In connection with the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur.  A repurchase event is defined as any one of a number of events mainly focused on failure in the completion of the property rehabilitation, property rent stabilization, and the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at September 30, 2016, under the guarantee provision of the repurchase clause is approximately $3.0 million and represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur.  A repurchase event is defined as any one of a number of events mainly focused on failure in the completion of the property rehabilitation, property rent stabilization, and the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at September 30, 2016, under the guarantee provision of the repurchase clause is approximately $4.8 million and represents 75% of the equity contributed by BC Partners.

In conjunction with the ground lease (Note 9), The 50/50 MF Property has entered into an agreement whereby it is required to make regular payments to the University of Nebraska-Lincoln based on its revenues.  At September 30, 2016, the minimum aggregate annual payment due under the agreement is approximately $122,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases of 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. During the three and nine months ended September 30, 2016, The 50/50 MF Property reported expenses related to the agreement of $31,000 and $92,000, respectively. During the three and nine months ended September 30, 2015, The 50/50 MF Property reported expenses of $30,000 and $90,000, respectively.

23. Redeemable Series A Preferred Units

In March, May, and September of 2016, the Partnership issued, in private placements, approximately 1.0 million, 1.4 million, and 1.0 million, respectively, non-cumulative, non-voting, non-convertible Series A Preferred Units which are redeemable in the future and represent limited partnership interests in the Partnership.

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

The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or holder. Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder of Series A Preferred Units will have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions. The redeemable preferred units are recorded as mezzanine equity due to the holder’s redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. In addition, the costs of issuing the Series A Preferred Units are netted against the carrying value and amortized over the period until the first redemption date.

24. Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (“Plan”), as approved by the Unitholders, permits the grant of restricted units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3 million BUCs. .  RUAs are generally granted with vesting conditions ranging from three months to approximately three years. RUAs currently provide for the payment of distributions during the restriction period. The RUA’s provide for accelerated vesting if there is a change in control.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $31,000 for the three and nine months ended September 30, 2016. No compensation expense for RUAs was recognized for the three and nine months ended September 30, 2015.

The following table summarizes the nonvested restricted units at and for the nine months ended September 30, 2016.

Nonvested Restricted Units	Restricted Units Awarded	Weighted-average Grant-Date Fair Value
Nonvested at January 1, 2016	-	$-
Granted	238,936	$6.08
Nonvested at September 30, 2016	238,936	$6.08

At September 30, 2016, there was approximately $1.4 million of total unrecognized compensation expense related to nonvested RUAs granted under the Plan.  The remaining expense is expected to be recognized over a weighted-average period of 1.0 years. The total intrinsic value of the RUAs granted during the three and nine months ended September 30, 2016 was approximately $1.5 million.

25. Segments

Due to the increased investments in ATAX Vantage Holdings, LLC, the Partnership added a new segment, Other Investments, during the second quarter of 2016. The Partnership consists of four reportable segments, Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Other Investments.  In addition to the four reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  In January 2016, the Partnership sold its three remaining MBS Securities and eliminated this operating segment in the first quarter of 2016.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of mortgage revenue bonds and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such mortgage revenue bonds are held as investments and the related property loans, net of loan loss are reported as such on the Partnership’s Condensed Consolidated Balance Sheets.  On September 30, 2016, the Partnership held sixty-two mortgage revenue bonds. The Residential Properties financed by sixty-one mortgage revenue bonds contain a total of 8,915 rental units. In addition, one bond is collateralized by commercial real estate (Note 6).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership does not believe it is probable a sale will occur in the next twelve months. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.    On September 30, 2016, the Partnership consolidated the results of six MF Properties containing a total of 1,847 rental units.

Management’s goals with respect to the properties constituting the MF Properties reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all interest payments on the properties and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional mortgage revenue bonds meeting the Partnership’s investment criteria.  In order to achieve these goals, management of these multifamily residential properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

Other Investments under the Amended and Restated LP Agreement

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

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the PHC Trusts.   The Partnership consolidates the PHC Trusts due to its ownership of the LIFERS issued by the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities under HUD’s Capital Fund Program.

MBS Securities Investment Segment

The MBS Securities segment consisted of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Partnership consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts.  These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which were backed by residential mortgage loans. In January 2016, the Partnership sold its MBS Securities for approximating $15.0 million, approximately the outstanding amortized cost plus interest. The Partnership then collapsed the related three remaining MBS - TOB Trusts. The Partnership’s approximate $11.9 million TOB financing facilities, which were the securitization of these MBS TOB Trusts, were paid off in full in connection with this sale.  The sale of the Partnership’s three remaining MBS Securities eliminated this operating segment in the first quarter of 2016 (Note 8).

Other Investments Segment

The Other investments segment consists of ATAX Vantage Holdings, LLC, which is invested in the Vantage Properties (Note 10), and has issued property notes receivable due from Vantage at Brooks LLC and Vantage at Braunfels LLC (Note 11).  The assets and income the Partnership realizes from these investments pursuant to their executed agreements have been included in this segment.

The following table details certain key financial information for the Partnership’s reportable segments for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues
Mortgage Revenue Bond Investments	$8,504,675	$8,238,652	$26,074,552	$24,235,550
MF Properties	3,414,788	4,124,413	13,483,760	12,512,775
Public Housing Capital Fund Trust	724,735	736,699	2,178,627	2,254,448
MBS Securities Investments	-	(202,699)	48,755	103,022
Other Investments	577,741	-	1,289,225	-
Total revenues	$13,221,939	$12,897,065	$43,074,919	$39,105,795

Interest expense
Mortgage Revenue Bond Investments	$2,691,439	$3,719,174	$9,866,978	$8,619,039
MF Properties	441,858	686,334	1,708,551	2,040,142
Public Housing Capital Fund Trust	351,875	308,889	987,140	905,929
MBS Securities Investments	-	39,722	14,692	118,319
Total interest expense	$3,485,172	$4,754,119	$12,577,361	$11,683,429

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-	$-
MF Properties	1,353,602	1,360,720	4,649,724	4,204,599
Public Housing Capital Fund Trust	-	-	-	-
MBS Securities Investments	-	-	-	-
Total depreciation expense	$1,353,602	$1,360,720	$4,649,724	$4,204,599

Income from continuing operations
Mortgage Revenue Bond Investments	$2,917,832	$1,818,273	$7,168,735	$8,424,562
MF Properties	754,441	282,721	8,458,960	3,026,243
Public Housing Capital Fund Trust	372,860	427,810	1,191,487	1,333,771
MBS Securities Investments	-	(242,421)	51,984	(15,738)
Other Investments	577,741	-	1,289,225
Income from continuing operations	$4,622,874	$2,286,383	$18,160,391	$12,768,838

Net income (loss)
Mortgage Revenue Bond Investments	$2,918,500	$1,818,273	$7,169,516	$8,424,562
MF Properties	754,441	283,093	8,458,960	3,027,195
Public Housing Capital Fund Trust	372,860	427,810	1,191,487	1,333,771
MBS Securities Investments	-	(242,421)	51,984	(15,738)
Other Investments	577,741	-	1,289,225	-
Discontinued Operations	-	253,894	-	516,609
Partnership net income	$4,623,542	$2,540,649	$18,161,172	$13,286,399

The following table details certain key financial information for the Partnership’s reportable segments on September 30, 2016 and December 31, 2015:

Total assets	September 30, 2016	December 31, 2015
Mortgage Revenue Bond Investments	$908,729,560	$841,499,941
MF Properties	116,024,130	127,683,544
Public Housing Capital Fund Trust Certificates	61,261,294	61,021,462
MBS Securities Investments	-	15,035,061
Other Investments	27,849,917	7,726,970
Assets held for sale	-	14,020,559
Consolidation/eliminations	(200,539,886)	(199,877,054)
Total assets	$913,325,015	$867,110,483

26. Subsequent Events

In November 2016, the Partnership executed a Purchase and Sale Agreement to acquire a tract of land in Omaha, Nebraska. If this tract of land is successfully acquired, it will be classified as Land Held for Investment and Development. This tract of land is contiguous to the tract land in Omaha, Nebraska, which was subject to an executed Purchase and Sale Agreement that is disclosed in Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at September 30, 2016. The “Partnership” refers to the Partnership and the Consolidated VIEs reported as discontinued operations for the three and nine months ended September 30, 2015. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements.

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

During the first quarter of 2016, the Partnership implemented Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)”.  The new accounting guidance changed the presentation of debt issuance costs in the financial statements to present them as a direct deduction from the related debt liability rather than as Other Assets, applied retrospectively.  The new ASU did not change the presentation of debt issuance costs related to LOCs, as these continue to be reported as Other Assets (see Note 17 to the Partnership’s condensed consolidated financial statements).

During nine months ended September 30, 2016, the Partnership invested and committed to invest, through its wholly owned subsidiary, ATAX Vantage Holdings, LLC, in Vantage Corpus Christi Holdings, LLC, Vantage at Waco Holdings, LLC, and Vantage at Boerne Holdings, LLC (“Vantage Properties”).  ATAX Vantage Holdings, LLC holds a limited membership interest in the entities. The investment will be used to assist with the construction of multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and therefore, accounts for its limited partnership interest utilizing the equity method of accounting.  The Partnership earns a return on its investment accruing immediately on its contributed capital due to a guarantee provided by an unrelated third party during the construction period.  Due to this guarantee, cash flows are expected to be sufficient to make the payments, therefore, the Partnership will record interest income in the Partnership’s Condensed Consolidated Statements of Operations (see Note 10 to the Partnership’s condensed consolidated financial statements).

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.

In the first quarter of 2016, the Partnership began to classify its amortization of deferred financing costs as a separate line within the Partnership’s Condensed Consolidated Statements of Operations.  Previously this amount had been classified within depreciation and amortization. Accordingly, for the three and nine months ended September 30, 2015, the Partnership has reclassified the amortization of deferred financing costs and has included them in conformity with the three and nine months ended September 30, 2016.  This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

In 2016, the Partnership began to classify its property loans, net of loan losses, as a separate line within the Partnership’s Condensed Consolidated Balance Sheets. Previously this amount had been classified within Other Assets. Accordingly, on September 30, 2016 and December 31, 2015, the Partnership has reclassified the property loans net of loan losses and has included them in conformity for the periods presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

Executive Summary

The following table compares net income for the Partnership for the periods indicated:

Change in Partnership Net Income (in 000’s)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Partnership net income	$4,624	$2,541	$2,083	82.0%	$18,161	$13,286	$4,875	36.7%

The changes reported for the three and nine months ended September 30, 2016 and 2015 were primarily related to an increase in the investment portfolio which was leveraged to enhance investor returns and the realization of sales and redemptions of investments and MF Property assets to deploy into alternative investment opportunities.

The summary of the Partnership’s comparison of the three months ended September 30, 2016 with the three months ended September 30, 2015 is as follows:

•	Reported approximately $1.1 million in additional investment income due to new investments offset by approximately $802,000 due to the sale, redemption, and exchange of investments,
•

Reported approximately $1.4 million less in property revenue due to the sales of the Arboretum and Woodland Park MF Properties in 2016 and The Colonial and Glynn Place MF Properties in 2015, offset by approximately $708,000 of additional revenue from the Suites on Paseo,

•	Reported approximately $361,000 of additional interest income related to the property loans with Vantage at Brooks and Vantage at Braunfels,
•

Reported approximately $1.7 million gain on the sale of Woodland Park MF Property during the third quarter of 2016 as compared to approximately $1.2 million net gain on sale of Glynn Place MF Property during the third quarter of 2015,

•	Reported approximately $314,000 of income tax expense in 2016, which includes approximately $559,000 directly related to the sale of the Woodland Park MF Property in 2016,
•

Reported approximately $715,000 less in real estate operating expenses related to the sales of the Arboretum and Woodland Park properties in 2016 and The Colonial and Glynn Place properties in 2015, and

•	Reported approximately $1.5 million less in interest expense due to the fair value adjustment to interest rate derivatives and caps in 2016.

The summary of the Partnership’s comparison of the nine months ended September 30, 2016 with the nine months ended September 30, 2015 is as follows:

•

Reported approximately $3.0 million in additional investment income due to new mortgage revenue bond and equity investments in 2016 and $1.1 million of additional revenue related to mortgage revenue bonds purchased during 2015, offset by approximately $2.7 million due to the sale, redemption and exchange of investments,

•

Reported approximately $3.2 million of additional revenue from the Suites on Paseo MF Property acquired in September 2015, offset by approximately $2.6 million less in property revenue due to the sales of the Arboretum and Woodland Park properties in 2016 and The Colonial and Glynn Place properties in 2015,

•	Reported approximately $1.0 million of additional interest income related to the property loans with Vantage at Brooks and Vantage at Braunfels,
•

Reported approximately $14.1 million in gains on the sale of the Arboretum and Woodland Park MF Properties during the second and third quarter of 2016, respectively, as compared to approximately $4.6 million net gain on sale of The Colonial and Glynn Place during the second and third quarter of 2015, respectively, all MF Properties,

•	Reported approximately $5.0 million of income tax expense, which includes approximately $4.7 million directly related to the MF Property sales,
•	Reported approximately $861,000 of reduction of the MF Properties real estate taxes due to county valuation adjustments,
•

Reported approximately $1.6 million of additional depreciation and amortization expense from the Suite on Paseo MF Property acquired in September 2015, offset by approximately $829,000 less depreciation from the sales of the Arboretum and Woodland Park properties in 2016 and The Colonial and Glynn Place properties in 2015,

•

Reported approximately $526,000 additional interest expense from higher average outstanding debt principal between the periods and approximately $943,000 additional interest expense due to higher annual effective interest rates, and

•	Reported approximately $1.2 million of additional general and administrative expense related to administrative fees, salaries and benefits, and professional fees due to the growth of the portfolio.

The Partnership reported Cash Available for Distribution (“CAD”) of approximately $5.6 million for the three months ended September 30, 2016 and 2015.  The Partnership reported CAD of approximately $24.0 million and $20.7 million for the nine months ended September 30, 2016 and 2015, respectively. In addition to the changes noted above, changes in depreciation and amortization, fair value of derivatives and interest rate derivative amortization, amortization of deferred financing costs, and bond purchase discount accretion net of the cash received, comprised a majority of the changes when comparing the nine months ended September 30, 2016 and 2015, respectively. See additional discussion of CAD in this Management’s Discussion and Analysis below.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the nine months ended September 30, 2016 and 2015:

Recent Investment Activity	Year	#	Amount in 000's	Retired Debt or Note in 000's	Tier 2 income distributable to the General Partner in 000's (1)	Notes to the Partnership's consolidated financial statements
Mortgage Revenue Bond and MBS Securities Sales and Redemptions
MBS Securities sold	2016	3	$15,081	$11,945	$-	8
Mortgage revenue bond sold	2016	1	9,479	8,375	-	6
Mortgage revenue bond redemptions	2016	4	5,172	-	-	6
Taxable bond redemption	2016	1	499	-	-	14
Mortgage revenue bond redemptions	2015	3	5,795	-	-	6

Mortgage Revenue Bonds and other Asset Acquisitions and Notes
Mortgage revenue bond acquisitions	2016	5	20,285	N/A	N/A	6
Investments in unconsolidated entities	2016	3	12,843	N/A	N/A	10
Mortgage revenue bond restructured	2016	3	5,885	N/A	N/A	6
Property loan receivable	2016	1	2,500	N/A	N/A	11
Mortgage revenue bond acquisitions	2015	14	67,360	N/A	N/A	6
Mortgage revenue bond restructured	2015	1	11,500	N/A	N/A	6
Property loan receivable	2015	1	2,813	N/A	N/A	11
Forward mortgage revenue bond commitment	2015	1	11,000	N/A	N/A	22

MF Property
MF Properties sold	2016	2	45,850	24,020	2,355	9
Investment in MF Property	2016	1	9,883	7,459	N/A	9
MF Properties executed brokerage agreements	2016	1	-	-	-	9
Land with executed brokerage agreement	2016	1	-	-	-	9
MF Property sold	2015	1	10,700	7,432	3,417	9
Exchanged mortgage revenue bonds for MF Property deed	2015	1	40,950	N/A	N/A	6, 9
MF Properties executed brokerage agreement	2015	1	-	-	-	9

(1)	See Item 2, "Cash Available for Distribution" section of the Partnership's report.

Recent Financing and Derivative Activities

The following table presents information regarding the financing and derivative activity of the Partnership for the nine months ended September 30, 2016 and 2015:

Recent Financing and Derivative Activity	Year	#	Amount of Change in Debt or Derivative in 000's	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
Net borrowing (repayments) on unsecured LOCs	2016	3	$(17,497)	No	N/A	16
TOB Financings with DB	2016	12	134,393	Yes	N/A	17
TOB Financing with DB paid in full and collapsed	2016	7	(105,285)	Yes	N/A	17
Interest rate derivative sold	2016	1	(11,000)	N/A	1.0%	20
Redeemable Series A preferred units	2016	3	33,869	N/A	N/A	23
TEBS Financing	2015	1	84,285	Yes	3.0%	17
TOB Financing with DB	2015	3	41,785	Yes	N/A	17
Net financing from restructured TOB Trusts	2015	8	(12,500)	Yes	N/A	17
Net borrowing (repayments) on unsecured LOCs	2015	3	5,000	No	N/A	16
Mortgages payable and other secured financing	2015	1	1,425	Yes	N/A	18
Interest rate derivative revised	2015	2	11,000	N/A	1.0%	20

(1)	See "Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

Discussion of the Mortgage Revenue Bond Investments on September 30, 2016

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

The following table compares total revenues, total interest expense and net income for the mortgage revenue bond investment segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$8,505	$8,239	$266	3.2%	$26,075	$24,236	$1,839	7.6%
Other income - gain on sale of securities	$-	$-	$-	0.0%	$8	$-	$8	100.0%
Total interest expense	$2,691	$3,719	$(1,028)	-27.6%	$9,867	$8,619	$1,248	14.5%
Net income	$2,919	$1,818	$1,101	60.6%	$7,170	$8,425	$(1,255)	-14.9%

The increase in total revenues for the nine months ended September 30, 2016 as compared to the same period in 2015 is due to offsetting factors. Total revenues increased approximately $2.7 million due to the addition of approximately $70.6 million net par value of mortgage revenue bonds during the past twelve months, approximately $1.1 million of additional revenue related to mortgage revenue bonds acquired during the first nine months of 2015, and an increase in contingent interest income of approximately $309,000. These increases are offset by decreases in revenues of approximately $2.4 million as a result of lower interest income due to mortgage revenue bond principal payments received, sales and redemptions. The increase in total revenues for the three months ended September 30, 2016 as compared to the same period in 2015 is due to an increase of approximately $894,000 of additional revenue from mortgage revenue bonds purchased in the past twelve months and offset by approximately $695,000 of less revenue due to mortgage revenue bond principal payments received, sales and redemptions.

The increase in interest expense for the nine months ended September 30, 2016 as compared to the same period in 2015 is attributable to higher outstanding principal amounts on the Partnership’s borrowings and rising interest rates. These increases are offset by a decrease of approximately $578,000 of expense from the fair value adjustment to interest rate derivatives and caps. The decrease in interest expense for the three months ended September 30, 2016 as compared to the same period in 2015 is attributable to a decrease of approximately $1.5 million of expense from the fair value adjustment to interest rate derivatives and caps. This decrease is offset by increased interest expense from higher outstanding principal amounts on the Partnership’s borrowings.

The decrease in net income for the nine months ended September 30, 2016 as compared to the same period in 2015 is due to increases in total revenues offset by increases in interest expense and other expenses. The increase in net income for the three months ended September 30, 2016 as compared to the same period in 2015 is due to the decrease in interest expense of approximately $1.0 million.

Discussion of the PHC Trusts on September 30, 2016

As discussed in Notes 7 and 25 to the Partnership’s condensed consolidated financial statements, the terms of the Amended and Restated LP Agreement allow investments in addition to mortgage revenue bonds owned by the Partnership.  The Partnership must limit its investment in these other securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940, and the aggregate book value of these other securities may not exceed 25% of the total assets of the Partnership.

The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities.

The following table compares total revenues and net income for the PHC Trusts segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
PHC Trusts
Total revenues	$725	$737	$(12)	-1.6%	$2,179	$2,254	$(75)	-3.3%
Net income	$373	$428	$(55)	-12.9%	$1,191	$1,334	$(143)	-10.7%

The slight decrease in total revenues and net income when comparing the nine months ended September 30, 2016 to the same period in 2015 was the result of principal reductions of the PHC Trust holdings owned by the Partnership.

Discussion of the MBS Securities on September 30, 2016

As discussed in Notes 8 and 25 to the Partnership’s condensed consolidated financial statements, the terms of the Amended and Restated LP Agreement allow investments in addition to mortgage revenue bonds owned by the Partnership.  The Partnership must limit its investment in these other securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940, and the aggregate book value of these other securities may not exceed 25% of the total assets of the Partnership. The following table compares total revenues and net income for the MBS Securities, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
MBS Securities
Total revenues	$-	$(203)	$203	-100.0%	$49	$103	$(54)	-52.4%
Net income	$-	$(242)	$242	-100.0%	$52	$(16)	$68	-425.0%

The decrease in total revenues and net income when comparing the three and nine months ended September 30, 2016, to the same periods in 2015, was the result of the sale of the remainder of the MBS Securities in January 2016. The sale of the Partnership’s MBS Securities eliminated the MBS Securities segment in the first quarter of 2016.

Discussion of the Other Investments on September 30, 2016

As discussed in Notes 10, 11, and 25 to the Partnership’s condensed consolidated financial statements, to facilitate its investment strategy, the Partnership may acquire equity positions in Other Investments while assessing the viability of restructuring the property through a sale or refinancing.  The Partnership, through its wholly owned subsidiary ATAX Vantage Holdings, LLC, has invested in Vantage at Brooks LLC and Vantage at Braunfels LLC and holds property notes receivable on each property.  It also has unconsolidated equity investments in the Vantage Properties.

The following table compares total revenues and net income for the Other Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other Investments
Total revenues	$578	$-	$578	N/A	$1,289	$-	$1,289	N/A
Net income	$578	$-	$578	N/A	$1,289	$-	$1,289	N/A

There was no activity within the Other Investments segment for the three and nine months ended September 30, 2015.

Discussion of the MF Properties on September 30, 2016

As discussed in Notes 9 and 24 to the Partnership’s condensed consolidated financial statements, to facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by multifamily, student, and senior citizen residential properties, the Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties.

The following table compares total revenues, total interest expense, and net income for the MF Properties segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
MF Properties
Total revenues	$3,415	$4,124	$(709)	-17.2%	$13,484	$12,513	$971	7.8%
Other income - Gain on sale of MF Properties	$1,634	$1,188	$446	37.5%	$14,077	$4,605	$9,472	205.7%
Total interest expense	$442	$686	$(244)	-35.6%	$1,709	$2,040	$(331)	-16.2%
Net income	$754	$283	$471	166.4%	$8,459	$3,027	$5,432	179.4%

At September 30, 2016 and 2015, the Partnership and its consolidated subsidiary owned seven and eight MF Properties, respectively, which contain a total of 1,981 and 2,216 rental units, respectively.

The increase in total revenues for the nine months ended September 30, 2016 as compared to the same period in 2015 is due to offsetting factors. Total revenues increased by approximately $3.2 million due to the addition of the Suite on Paseo in September 2015, which is partially offset by an approximately $2.6 million decrease in revenue related to the sales of the Arboretum and Woodland Park properties in 2016 and the Colonial and Glynn Place properties in 2015. The remaining increase in revenue is due to increased rents and occupancy at the remaining MF Properties. The decrease in total revenues for the three months ended September 30, 2016 as compared to the same period in 2015 is due to a decrease of approximately $1.4 million in revenues from the sales of the Arboretum, Woodland Park, The Colonial and Glynn Place properties, which is partially offset by an approximately $708,000 increase in revenues from the addition of the Suites on Paseo.

Other income for the nine months ended September 30, 2016 consists of an approximately $12.4 million gain on the sale of the Arboretum in June 2016 and an approximately $1.6 million gain on the sale of Woodland Park in July 2016.  Other income for the nine months ended September 30, 2015 consists of an approximately $3.4 million gain on the sale of The Colonial in May 2015 and an approximately $1.2 million gain on the sale of Glynn Place in August 2015.

The decrease in interest for the three nine months ended September 30, 2016 as compared to the same periods in 2015 is due to lower average principal balances on mortgages and other secured financings associated with the MF Properties.

The increase in net income for the nine months ended September 30, 2016 as compared to the same period in 2015 is due to the increases in total revenues and other income previously described. These increases are offset by income tax expense of approximately $5.0 million for the nine months ended September 30, 2016 related to the gain on sales of the Arboretum and Woodland Park. The increase in net income for the three months ended September 30, 2016 as compared to the same period in 2015 is due to the increase in other income previously described. The decrease in total revenues for the three months ended September 30, 2016 is offset by similar decreases in real estate operating expenses as a result of property sales.

On September 30, 2016, Properties Management, an affiliate of AFCA 2, provided property management services for six of the MF Properties and seven of the properties collateralized by the mortgage revenue bonds.  Management believes this relationship provides greater insight and understanding of the underlying property operations and their ability to meet the Partnership’s debt service requirements.

The following tables outline certain information regarding the Residential Properties on which the Partnership holds mortgage revenue bonds as investments and owns the MF Properties. The table does not include information on the two Consolidated VIEs reported as discontinued operations for the nine months ended September 30, 2015.

Non-Consolidated Properties-Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the nine months ended September 30, 2016, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current on September 30, 2016.

		Total Revenue (1) (000's)		Net Operating Income (000's)					Economic Occupancy (2)
		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		Number	Percentage Occupied Units on September 30,		For the Nine Months Ended September 30,
Property Name	State	2016	2015	2016	2015	of Units	2016	2015	2016	2015
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	$587	$573	$295	$306	88	100%	98%	100%	96%
Harden Ranch	CA	868	859	491	500	100	99%	97%	98%	99%
Montclair Apartments	CA	417	417	191	194	80	96%	100%	100%	97%
Santa Fe Apartments	CA	550	529	268	242	89	100%	97%	98%	96%
Seasons at Simi Valley	CA	647	62	387	39	69	100%	100%	137%	135%
Sycamore Walk (5)	CA	624	n/a	283	n/a	112	98%	n/a	101%	n/a
Tyler Park Townhomes	CA	709	696	361	372	88	99%	100%	99%	99%
Westside Village Market	CA	451	461	231	278	81	100%	100%	101%	100%
Lake Forest Apartments	FL	1,764	1,660	1,086	914	240	95%	95%	87%	92%
Ashley Square Apartments	IA	1,088	1,067	522	518	144	96%	94%	93%	93%
Brookstone Apartments	IL	1,043	1,002	475	444	168	99%	99%	94%	94%
Copper Gate	IN	845	762	448	369	128	95%	95%	98%	96%
Renaissance Gateway (6)	LA	1,218	1,322	643	785	208	99%	93%	96%	93%
Live 929 Apartments	MD	4,974	5,065	2,997	3,568	575	85%	91%	86%	88%
Woodlynn Village	MN	500	463	322	275	59	100%	98%	99%	94%
Greens of Pine Glen Apartments	NC	1,162	1,109	681	573	168	95%	95%	89%	89%
Silver Moon	NM	784	611	426	296	151	89%	97%	84%	66%
Ohio Properties (4)	OH	2,638	2,577	1,417	1,222	362	93%	97%	94%	94%
Bridle Ridge Apartments	SC	908	884	522	505	152	100%	97%	97%	98%
Companion at Thornhill Apartments (5)	SC	1,378	n/a	795	n/a	178	98%	n/a	84%	n/a
Cross Creek Apartments	SC	1,063	999	563	460	144	98%	96%	94%	91%
Palms at Premier Park	SC	1,857	1,819	1,258	1,154	240	95%	91%	83%	93%
Arbors of Hickory Ridge	TN	1,776	1,858	866	920	348	87%	88%	84%	86%
Avistar at Chase Hill	TX	1,496	1,586	631	800	232	81%	91%	76%	83%
Avistar at the Crest	TX	1,432	1,439	756	804	200	99%	98%	83%	86%
Avistar at the Oaks	TX	1,141	1,090	576	546	156	93%	93%	86%	84%
Avistar in 09	TX	867	871	492	498	133	92%	95%	86%	87%
Avistar on the Boulevard	TX	2,202	2,093	1,261	1,203	344	94%	95%	82%	82%
Avistar on the Hills	TX	923	890	467	478	129	98%	95%	90%	90%
Bella Vista Apartments	TX	918	919	452	462	144	95%	95%	95%	93%
Concord at Gulfgate	TX	2,196	1,746	1,402	1,006	288	97%	78%	83%	77%
Concord at Little York	TX	1,775	1,365	955	617	276	97%	72%	77%	69%
Concord at Williamcrest	TX	2,231	1,655	1,447	926	288	94%	74%	83%	73%
Decatur Angle (5)	TX	1,528	n/a	674	n/a	302	95%	n/a	63%	n/a
Heritage Square Apartments	TX	1,159	825	801	498	204	97%	73%	82%	56%
Runnymede Apartments	TX	1,932	1,847	836	820	252	98%	96%	97%	94%
South Park Ranch Apartments	TX	1,665	1,620	1,048	1,017	192	98%	100%	97%	97%
Vantage at Judson	TX	2,634	2,526	1,677	1,685	288	95%	92%	82%	82%
		$51,950	$45,267	$29,003	$25,294	7,400	94%	88%	87%	87%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.
(2)

Economic occupancy is presented for September 30, 2016 and 2015, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

(5)	Newly stabilized properties. Previous period results are not available.
(6)	Results herein reflect eight months ended August 31, 2016 and nine months ended September 30 2015.

Net operating income, a non-GAAP measure, is equal to net income plus depreciation, amortization, and debt service expenses. When comparing the nine months ended September 30, 2016 and 2015, total revenue and net operating income of the non-consolidated stabilized properties increased.  The increase in total revenue is the result of renovated properties, new investments, existing properties, and the addition of five properties that became stabilized during 2016.  The properties which were renovated in 2015 and are now stabilized contribute approximately 22% of the increase in total revenue and approximately 34% of the increase in net operating income.  The existing properties contribute the remaining approximately 11% of the increase in total revenue and approximately 1% of the increase in net operating income due to the effects of an increase in Live 929 Apartments real estate tax expense.  Companion at Thornhill, Decatur Angle, Heritage Square Apartments, Seasons at Simi Valley, and Sycamore Walk became stabilized and contributed 67% of the increase in revenue and 65% of the increase in operating income.

Non-Consolidated Properties-Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the nine months ended September 30, 2016, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). On September 30, 2016, debt service on the Partnership’s bonds for the non-consolidated, non-stabilized properties was current.

		Total Revenue (1) (000's)		Net Operating Income (000's)					Economic Occupancy (2)
		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		Number	Percentage Occupied Units on September 30,		For the Nine Months Ended September 30,
Property Name	State	2016	2015	2016	2015	of Units	2016	2015	2016	2015
Non-Consolidated Properties-Non Stabilized (3)
Las Palmas (4)	CA	$433	n/a	$160	n/a	81	100%	n/a	99%	n/a
San Vicente (4)	CA	-	n/a	-	n/a	50	98%	n/a	0%	n/a
Columbia Gardens (4)	SC	786	n/a	310	n/a	188	74%	n/a	76%	n/a
Willow Run (4)	SC	756	n/a	274	n/a	200	81%	n/a	76%	n/a
Avistar at the Parkway (5)	TX	1,013	n/a	413	n/a	236	90%	n/a	53%	n/a
Bruton Apartments (4)	TX	580	n/a	(259)	n/a	264	99%	n/a	26%	n/a
Crossing at 1415 (4)	TX	360	n/a	70	n/a	112	49%	n/a	35%	n/a
Heights at 515 (4)	TX	493	n/a	145	n/a	96	73%	n/a	55%	n/a
Vantage at Harlingen (5)	TX	1,925	n/a	1,205	n/a	288	94%	n/a	67%	n/a
		$6,346	n/a	$2,318	n/a	1,515	86%	n/a	56%	n/a

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.
(2)

Economic occupancy is presented for the nine months ended September 30, 2016 and 2015, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

Net operating income is equal to net income plus depreciation, amortization, and debt service expenses. The underlying properties that collateralize these mortgage revenue bonds were either under renovation or have not been fully stabilized.  During the first quarter of 2016, the mortgage revenue bond collateralized by Companion at Thornhill Apartments was added to the portfolio.  Companion at Thornhill, Decatur Angle, Heritage Square Apartments, Seasons at Simi Valley, and Sycamore Walk became stabilized in 2016.

MF Properties

Net operating income is equal to net income plus depreciation, amortization, income tax expense and debt service expenses and adjusted for other non-operating items such as MF property sales. The Partnership believes that net operating income provides relevant information about the operations of the MF Properties. Net operating income, along with GAAP net income, is necessary for understanding the operating results of the MF Properties.  Five MF Properties are owned by the Partnership’s wholly owned subsidiary and two MF Properties are owned directly by the Partnership. The subsidiary holds a 99% limited partner interest in one limited partnership and 100% of the membership interests in four limited liability companies.  In September 2016, the Partnership purchased and owns directly the Jade Park MF Property, and as such, has not included the property in the table below. The properties are encumbered by mortgages payable with an aggregate principal balance of approximately $51.8 million on September 30, 2016, which includes a $7.5 million mortgage collateralized by Jade Park. The Partnership reports the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the nine months ended September 30, 2016, these MF Properties have met the stabilization criteria (see footnote 3 below the table).

		Total Revenue (1) (000's)		Net Operating Income (000's)					Economic Occupancy (2)
		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		Number	Percentage Occupied Units on September 30,		For the Nine Months Ended September 30,
Property Name	State	2016	2015	2016	2015	of Units	2016	2015	2016	2015
MF Properties-Stabilized (3)
Suites on Paseo (4)	CA	$3,586	$413	$1,092	$(276)	394	95%	98%	78%	72%
Eagle Village	IN	1,582	1,444	607	451	511	81%	97%	86%	80%
Northern View	KY	1,295	1,012	628	386	294	99%	91%	87%	76%
The 50/50 MF Property	NE	2,695	2,752	1,677	923	475	76%	100%	90%	94%
Residences at DeCordova	TX	894	878	556	481	110	97%	98%	94%	92%
Residences at Weatherford	TX	676	657	366	357	76	100%	97%	101%	99%
		$10,728	$7,156	$4,926	$2,322	1,860	87%	97%	86%	87%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.
(2)

Economic occupancy is presented for September 30, 2016 and 2015, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)

Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for all MF Properties that are not student housing residential properties. Suites on Paseo, Eagle Village, Northern View, and The 50/50 MF Property are student housing residential properties.

(4)	Previous period revenue, net operating income and occupancy numbers reflect results of one month ended September 30, 2015 as the property became an MF Property in September of 2015.

When comparing the nine months ended September 30, 2016 and 2015, total revenue of the stabilized MF Properties, which include the student housing residential properties, increased approximately $3.5 million while the net operating income increased approximately $2.6 million. The increase in net operating income was partly due to a decrease in estimated real estate taxes for the MF Properties.

The reconciliation of MF Properties Net Income to Net Operating Income herein for the nine months ended September 30, 2016 and 2015 is as follows:

	For the Nine Months Ended September 30,
	2016	2015
MF Property Segment Net Income (1)	$8,459	$3,027
Add:
Depreciation and amortization expense	4,524	2,802
Interest expense	1,386	1,200
The Greens Hold Co income (loss)	(249)	104
Net income - Jade Park	133	-
Less:
MF Properties sold:
Net income	(223)	(44)
Gain on sale	(14,088)	(4,605)
Income tax expense	4,984
Asset held for sale	-	(162)
Total Net Operating Income	$4,926	$2,322

(1)	See Note 25 to the Partnership's consolidated financial statements

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues, total expenses, and net income for the three and nine months ended September 30, 2016 and 2015 (in 000’s) should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table compares revenue for the Partnership for the periods presented:

Change in Total Revenues and Other Income (in 000’s)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues and Other Income:
Property revenues	$3,415	$4,124	$(709)	-17.2%	$13,484	$12,513	$971	7.8%
Investment income	9,071	8,486	585	6.9%	27,239	25,854	1,385	5.4%
Contingent interest income	90	-	90	100.0%	309	-	309	100.0%
Other interest income	646	287	359	125.1%	2,043	739	1,304	176.5%
Gain on sale of MF Property	1,634	1,188	446	37.5%	14,077	4,605	9,472	205.7%
Gain on sale of securities	-	-	-	0.0%	8	-	8	100.0%
Total Revenues and Other Income	$14,856	$14,085	$771	5.5%	$57,160	$43,711	$13,449	30.8%

Discussion of the Total Revenues and Other Income for the Three Months Ended September 30, 2016 and 2015

Property revenues.  The property revenues reported a net decrease of approximately $709,000 for the three months ended September 30, 2016, compared to the third quarter 2015, due to offsetting factors. An increase of approximately $708,000 was attributable to revenue earned by the Suites on Paseo when it changed its classification from a mortgage revenue bond to an MF Property in September 2015. Offsetting this increase is a decrease of approximately $1.4 million in the revenue for the same periods due to the sales of the Arboretum and Woodland Park, MF Properties, in 2016 and the sales of Glynn Place and The Colonial, MF Properties, during 2015. The MF Properties owned by the Partnership averaged monthly rental revenue of approximately $533 per unit in the third quarter of 2016 as compared with $605 per unit in the third quarter of 2015.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, MBS Securities and other equity investments.  For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, investment income increased by approximately $585,000 due to offsetting factors.  Investment income increased by approximately $1.1 million related to the addition of approximately $83.4 million net par value of mortgage revenue bonds and equity investments during the past twelve months. Offsetting this increase was the reduction of approximately $802,000 in investment income due to mortgage revenue bond sales, redemptions and the conversion of the Suite on Paseo to an MF Property in September 2015. The remaining change was mostly the result of reductions in mortgage revenue bonds as principal payments were received and premium amortization.

Contingent interest income. For the three months ended September 30, 2016, contingent interest income was received from available excess cash at Ashley Square. No contingent interest income was received during the three months ended September 30, 2015.

Other interest income. Other interest income is comprised mainly of interest income on property loans and equity investments held by the Partnership. The increase in other interest income for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, is largely due to $361,000 in interest income from property loans associated with Vantage at Brooks, and Vantage at New Braunfels and income from the Vantage Properties.

Gain on sale of MF Properties.  The gain reported for the three months ended September 30, 2016, is from the sale of the Woodland Park in July 2016. The gain reported for the three months ended September 30, 2015, is from the sale of Glynn Place in August 2015.

Discussion of the Total Revenues and Other Income for the Nine Months Ended September 30, 2016 and 2015

Property revenues. The property revenues reported a net increase of approximately $971,000 for the nine months ended September 30, 2016, compared to September 30, 2015, due to offsetting factors. An increase of approximately $3.2 million was attributable to revenue from the Suites on Paseo which converted to an MF Property in September 2015 and approximately $406,000 related to the increase in occupancy of the other remaining MF Properties. Offsetting this increase is a decrease of approximately $2.6 million in revenue due to the sale of the Arboretum and Woodland Park, MF Properties, during 2016 and the sale of The Colonial and Glynn Place, MF Properties, during 2015. The MF Properties averaged monthly rental revenue of approximately $555 per unit for the nine months ended September 30, 2016, compared with $611 per unit in the nine months ended September 30, 2015.

Investment income.   Investment income increased approximately $1.4 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to offsetting factors.  Investment income increased approximately $3.0 million related to the addition of approximately $83.4 million net par value of mortgage revenue bonds and equity investments during the past twelve months and increased approximately $1.1 million due to investments made during the first nine months of 2015 that earned interest for the entire nine months of 2016. Offsetting these increases was the reduction of approximately $1.6 million in interest income from the conversion of the Suites on Paseo from a mortgage revenue bond to an MF Property in September 2015 and a reduction of approximately $1.1 million of investment income from investment sales, redemptions and principal payments for mortgage revenue bonds, PHCs and MBSs.

Contingent interest income. For the nine months ended September 30, 2016, contingent interest income was received from available excess cash at Ashley Square. No contingent interest income was received during the nine months ended September 30, 2015.

Other interest income. Other interest income is comprised mainly of interest income on property loans and equity investments held by the Partnership. The increase in other interest income for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is largely due to $982,000 in interest income from property loans associated with Vantage at Brooks, and Vantage at New Braunfels and income from the Vantage Properties.

Gain on sale of MF Properties.  The gain reported in the nine months ended September 30, 2016 resulted from the sale of the Arboretum and Woodland Park, MF Properties. The gain reported in the nine months ended September 30, 2015, resulted from the sale of The Colonial and Glynn Place, MF Properties (see Note 9 to the Partnership’s condensed consolidated financial statements).

Gain on sale of securities.  The net gain reported for the nine months ended September 30, 2016, is the result of the sales of the MBS Securities and the Pro Nova 2014-2 mortgage revenue bond. There was no gain realized on the sale of securities for the nine months ended September 30, 2015 (see Notes 6 and 8 to the Partnership’s condensed consolidated financial statements).

The following table compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$2,253	$2,933	$(680)	-23.2%	$7,259	$7,680	$(421)	-5.5%
Provision for loss on receivables	-	(98)	98	-100.0%	-	-	-	0.0%
Impairment expense	-	-	-	0.0%	62	-	62	100.0%
Depreciation and amortization	1,361	1,406	(45)	-3.2%	5,293	4,296	997	23.2%
Amortization of deferred financing costs	426	423	3	0.7%	1,350	1,069	281	26.3%
Interest	3,485	4,754	(1,269)	-26.7%	12,577	11,683	894	7.7%
General and administrative	2,377	2,380	(3)	-0.1%	7,475	6,214	1,261	20.3%
Total Expenses	$9,902	$11,798	$(1,896)	-16.1%	$34,016	$30,942	$3,074	9.9%

Discussion of the Total Expenses for the Three Months Ended September 30, 2016 and 2015

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, there was a decrease of approximately $680,000 in real estate operating expenses.  The decrease is comprised of:

•	approximately $602,000 related to the sales of the Arboretum and Woodland Park during 2016,
•	approximately $113,000 related to the sales of The Colonial and Glynn Place during 2015,

•	approximately $121,000 related to a reduction in real estate taxes due to lower property valuations, and
•	approximately $75,000 primarily related to reductions in legal and insurance expenses.

Offsetting the decreases were increases of approximately $103,000 from the addition of the Suites on Paseo as an MF Property in September 2015 and approximately $135,000 in acquisition fees for the purchase of Jade Park in September 2016.

Recovery of loss on receivables.  The recovery of loss on receivables for the three months ended September 30, 2015 related to interest on the Suites of Paseo Series B bond. When the Suites on Paseo became an MF Property, the Partnership reversed the allowance for the accrued interest receivable on the Series B bond. There was no similar transaction recorded during 2016.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, the net decrease in depreciation and amortization expense was the result of offsetting factors. Depreciation expense decreased by approximately $304,000 related to the sales of the Arboretum and Woodland Park, MF Properties, in 2016 and by approximately $37,000 related to the sale of Glynn Place, an MF Property, during 2015. Offsetting these decreases was an increase of approximately $260,000 in depreciation expense related to the Suites on Paseo which became an MF Property in September 2015.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, the slight increase in the amortization of deferred financing costs is related to the M33 TEBS financing facility which closed in July 2015 (see Note 2 to the Partnership’s condensed consolidated financial statements).

Interest expense. For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, the decrease in interest expense was approximately $1.3 million. The decrease is due primarily to a decrease of approximately $1.5 million of expense from the fair value adjustment to interest rate derivatives and caps. This decrease is offset by slightly higher interest rates on outstanding debt during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The Partnership’s average borrowing costs were approximately 3.0% per annum for the three months ended September 30, 2016 and approximately 2.5% per annum for the three months ended September 30, 2015.

General and administrative expenses.  For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, the increase in general and administrative expenses is attributable to an increase of approximately $28,000 of administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds and an increase of approximately $208,000 in salary and benefits. These increases were offset by a decrease of approximately $205,000 in professional fees related to the previously disclosed consent solicitation of the Partnership’s Unitholders that did not recur for the same period in 2016.

Discussion of the Total Expenses for the Nine Months Ended September 30, 2016 and 2015

Real estate operating expenses.   For the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, there was a decrease in real estate operating expenses of approximately $421,000. The decreases are comprised of:

•	approximately $609,000 related to the sales of the Arboretum and Woodland Park during 2016,
•	approximately $754,000 related to the sales of The Colonial and Glynn Place during 2015,
•	approximately $861,000 related to a reduction in real estate taxes due to lower property valuations, and
•	approximately $57,000 primarily related to reductions in legal and insurance expenses.

Offsetting the decreases were increases of approximately $1.8 million due to the addition of the Suites on Paseo as an MF Property in September 2015 and approximately $135,000 in acquisition fees for the purchase of Jade Park in September 2016.

Impairment Expense.   In March 2016, The Partnership executed a Purchase and Sales Agreement to sell a parcel of land in Florida, carried at a cost of approximately $3.1 million (see Note 9 to the Partnership’s consolidated financial statements). As such, the asset has been evaluated for impairment. The Partnership determined the carrying value of this asset is greater than its fair market value and the Partnership recorded approximately $62,000 as an impairment expense for the nine months ended September 30, 2016. There was no impairment expense recorded during the same period in 2015.

Depreciation and amortization expense.   For the nine months ended September 30, 2016, compared to September 30, 2015, the increase in depreciation and amortization was the result of offsetting factors. Approximately $611,000 of the increase resulted from increased in-place lease amortization and an increase of approximately $1.0 million in depreciation expense both related to the conversion of the Suites on Paseo to an MF Property in September 2015. Offsetting these increases is a decrease of approximately $829,000 related to the sales of the Arboretum and Woodland Park, MF Properties, during 2016 and the sales of The Colonial and Glynn Place, MF Properties, during 2015. The remaining increase is related to additional depreciation expense reported due to the improvements and asset additions during the nine months ended September 30, 2016.

Amortization of deferred financing costs.  For the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, the net increase in the amortization of deferred financing costs is primarily related to the M33 TEBS financing facility which closed in July 2015 (see Note 2 to the Partnership’s condensed consolidated financial statements).

Interest expense. For the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, the net increase in interest expense was approximately $894,000. An increase of approximately $526,000 resulted from higher average outstanding debt principal between the periods and an increase of approximately $943,000 from an increase in annual effective interest rates. The Partnership's average borrowing costs were approximately 2.9% per annum for the nine months ended September 30, 2016, and approximately 2.6% per annum for the nine months ended September 30, 2015. Offsetting these increases was a decrease of approximately $578,000 resulting from the fair value adjustment to interest rate derivatives and caps.  These interest rate derivatives and caps do not qualify for hedge accounting and are carried at fair value, with changes in fair value included in current period earnings within interest expense (see Note 20 to the Partnership’s condensed consolidated financial statements).

General and administrative expenses.  For the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, the increase in general and administrative expenses is primarily attributable to an increase of approximately $168,000 of administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds, an increase of approximately $814,000 in salary and benefits, and an increase of approximately $205,000 in professional fees.

The following table compares income from discontinued operations for the Partnership for the periods presented:

Change in Income from Discontinued Operations (in 000’s)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Dollar Change	% Change	2016	2015	Dollar Change	% Change
Income from discontinued operations	$-	$254	$(254)	-100.0%	$-	$517	$(517)	-100.0%

Discussion of Net Income from Discontinued Operations for the Three and Nine Months ended September 30, 2016 and 2015

In April 2015, separate brokerage contracts were executed to list the Consolidated VIEs, Bent Tree and Fairmont Oaks, for sale. As a result, management determined these Consolidated VIEs met the criteria for discontinued operations presentation and were classified as such in the Partnership’s condensed consolidated financial statements for the three and nine months ended September 30, 2015. The Consolidated VIEs were sold in 2015, so there are no discontinued operations to report for the three and nine months ended September 30, 2016.

Cash Available for Distribution

Management utilizes a calculation of CAD as metric to help it determine the Partnership’s ability to make distributions to Unitholders.  The Partnership believes that CAD provides relevant information about its operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership starts with net income and adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond issuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds and property loans, losses related to VIEs including depreciation expense, RUAs, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with GAAP and deducts Tier 2 income (see Note 2 to the Partnership’s condensed consolidated financial statements) attributable to the Partnership as defined in the Amended and Restated LP Agreement.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s GAAP net income to its CAD):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Partnership net income	$4,623,542	$2,540,649	$18,161,172	$13,286,399
Net loss related to VIEs and eliminations due to consolidation	-	(26,311)	-	51,901
Net income before impact of Consolidated VIE	4,623,542	2,514,338	18,161,172	13,338,300
Change in fair value of derivatives and interest rate derivative amortization	(263,684)	1,254,563	1,378,112	1,955,693
Depreciation and amortization expense	1,361,259	1,405,696	5,292,889	4,296,460
Impairment expense	-	-	61,506	-
Amortization of deferred financing costs	425,520	423,330	1,350,200	1,068,661
Restricted units compensation expense	31,050	-	31,050	-
Deferred income taxes	(136,000)	-	417,000	-
Redeemable Series A preferred unit distribution and accretion	(181,969)	-	(308,635)	-
Tier 2 Income distributable to the General Partner (1)	(291,295)	(296,952)	(2,431,876)	(1,151,317)
Developer income (2)	-	-	-	18,159
Bond purchase premium (discount) amortization (accretion), net of cash received	(147,033)	380,644	(78,669)	1,129,214
Recovery of loss on receivables	-	(98,431)	-	-
Depreciation and amortization related to discontinued operations	-	2,023	-	6,088
Total CAD	$5,421,390	$5,585,211	$23,872,749	$20,661,258
Weighted average number of units outstanding,
basic and diluted	60,176,937	60,252,928	60,227,413	60,252,928
Net income, basic and diluted, per unit	$0.07	$0.04	$0.25	$0.20
Total CAD per unit	$0.09	$0.09	$0.40	$0.34
Distributions per unit	$0.125	$0.125	$0.375	$0.375

(1)

As described in Note 3 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and Unitholders as a class and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.  For the three months ended September 30, 2016, the Partnership reported approximately $1.1 million of Tier 2 income from the gain on the sale of Woodland Park and approximately $90,000 from contingent interest received from Ashley Square. For the nine months ended September 30, 2016, the Partnership reported approximately $1.1 million and $8.3 million of Tier 2 income from the gain on the sale of Woodland Park and the Arboretum, respectively, and approximately $309,000 from contingent interest received from Ashley Square. For the three and nine months ended September 30, 2015, the Partnership reported the sale of Glynn Place and The Colonial which resulted in Tier 2 income of approximately $1.2 million and $3.4 million, respectively.

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

There was no non-recurring CAD per unit earned by the Partnership for the three and nine months ended September 30, 2016, but the Partnership reported approximately $0.01 and $0.01 of CAD per unit non-recurring expenses for the three and nine months ended September 30, 2015, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Total CAD per unit	$0.09	$0.09	$0.40	$0.34
Non-Recurring CAD per unit
General and administrative non-recurring expenses	-	0.004	-	0.006
One-time expenses related to MF Properties	-	0.005	-	0.007
Recurring CAD per unit	$0.09	$0.10	$0.40	$0.36

Distributions to the Unitholders are determined by the Partnership’s General Partner and may increase or decrease at their discretion. See additional discussion and details in the Cash Available for Distribution section above.

Liquidity and Capital Resources

The Partnership used the cash received from operations to pay debt service payments and distributions to the BUC holders, holders of the Series A Preferred Units, and the general partner.  The Partnership will periodically sell investments when, in its opinion, it determines the highest and best use is to do so. This may provide cash from investments to deploy into other investments, thus striving toward achieving a greater rate of return to our BUC holders. In addition, issuing preferred units and increasing borrowings allows us to increase our investment portfolio, allowing us the opportunity to strive to enhance the rate of return to our BUC holders. This strategy is employed within the guidelines set by the Board of Managers. The Partnership’s cash flow strategy follows management’s goal to increase the Partnership’s portfolio of interest-bearing assets while striving to enhance the return to the BUC holders and general partner. In addition, the Partnership’s cash is affected when it acquires or disposes of its investments in Partnership assets.

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

Other sources of cash available to the Partnership included proceeds from debt financing, mortgages, and the sale of additional Partnership securities.  On September 30, 2016, the Partnership had outstanding debt financing of approximately $457.3 million under separate credit facilities and mortgages payable and other secured financing of approximately $51.8 million secured by six MF Properties.

In March, May, and September 2016, the Partnership issued, in private placements, for approximately 1.0 million, 1.4 million, and 1.0 million, respectively, non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) which are redeemable in the future and represent limited partnership interests in the Partnership pursuant to subscription agreements with financial institutions resulting in approximately $10.0 million, $13.9 million, and $10.0 million, respectively, in aggregate proceeds to the Partnership. The Partnership will use the proceeds received in the private placements to acquire mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, student housing, and commercial properties that are likely to receive consideration as “qualified investments” under the Community Reinvestment Act of 1977 (“CRA”), as amended (see Note 23 to the Partnership’s condensed consolidated financial statements).

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

The Partnership believes that existing cash balances, cash flows from operations, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its obligations for at least the next twelve months.

(i) Payment of general, administrative, and operating expenses

The Consolidated VIEs’, which are reported as discontinued operations for the three and nine months ended September 30, 2015, and MF Properties’ primary uses of cash were for operating expenses.  The Partnership also uses cash for general and administrative expenses and to acquire additional investments. For discussions related to economic risk, see the Market Opportunities and Challenges section below and also Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. For additional details, see the Cash Flows from Operating Activities section of the Partnership’s Condensed Consolidated Statements of Cash Flows which are incorporated by reference herein.

(ii) Payment of interest and principal on debt and mortgage financing facilities

The Partnership utilizes leverage to create the potential for the enhancement of investor returns. Management uses target ratios for each type of short term financing utilized by the Partnership to manage an overall 65% leverage ratio.  The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65% subject to a periodic review by the Board of Managers. On September 30, 2016, the overall leverage ratio of the Partnership was approximately 62%. The overall leverage ratio is calculated as total outstanding debt divided by total partnership assets excluding cumulative gains and losses on mortgage revenue bonds, PHC Certificates, and bond purchase commitments, the MF Properties at cost, and excluding accumulated amortization of debt financing costs. For additional details, see the Cash Flows from Financing Activities section of the Partnership’s Condensed Consolidated Statement of Cash Flows which is incorporated by reference herein.

On September 30, 2016, the total costs of borrowing by investment type were as follows:

•	range between approximately 3.1% and 3.8% for the unsecured LOCs;
•	range between approximately 1.8% and 2.4% for the TEBS facilities;
•	range between approximately 3.6% and 4.4% for the TOB Trusts and Term A/B Trusts securitized by mortgage revenue bonds;
•	range between approximately 3.0% and 3.1% for the PHC Trust Certificates TOB Trusts; and
•	Range between approximately 3.5% and 4.8% for the MF Property mortgages payable and other secured financing

(iii) Payment of distributions to the Unitholders

Distributions to the Unitholders may increase or decrease at the determination of the General Partner.  The Holders of the Series A Preferred Units may receive distributions at the determination of the General Partner.

The Partnership continues to work with its primary lenders to finance a portion of the acquisition of Partnership’s assets and believes that upon completion of its current investment and financing plans, it will be able to generate sufficient CAD to maintain cash distributions to the Unitholders at the current level per year without the use of other available cash.  However, if leverage plans are delayed, actual results may vary from current projections.  If the actual CAD generated less than the regular distribution to Unitholders, the General Partner may need to consider an adjustment to the current distribution amount. There is no assurance that the Partnership will be able to generate CAD at levels equal to or in excess of the current annual distribution rate.  See additional discussion in the “Cash Available for Distributions” section above.

Market Opportunities and Challenges

Management of the Partnership believes the current credit environment continues to create opportunities to acquire existing mortgage revenue bonds, or other interest-bearing assets, from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in mortgage revenue bonds which are available on the secondary market.  The Partnership believes many of these bonds will meet its investment criteria and that the Partnership has a unique ability to analyze and close on these opportunities while maintaining an ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions may also create opportunities to acquire MF Properties that meet the Partnership’s investment parameters.  The Partnership’s ability to restructure existing debt together with the ability to improve the operations of the multifamily residential properties through an affiliated property management company can position these MF Properties for an eventual financing with mortgage revenue bonds.  The Partnership believes it can selectively acquire MF Properties, restructure debt and improve operations to create value to the Unitholders in the form of a mortgage revenue bond investment.

On the other hand, continued economic weakness in some markets may limit the Partnership’s ability to access additional debt financing the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new multifamily residential property construction and the affordability of single-family homes.  In addition, factors such as government regulation (including zoning laws), inflation, real estate and other taxes, interest rates, labor problems and natural disasters can affect the economic operations of a multifamily residential property.

Some mortgage revenue bond and MF Properties have experienced a loss of occupancy due to market conditions. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the stabilized Residential Properties that the Partnership has financed with mortgage revenue bonds was approximately 89% for the nine months ended September 30, 2016 and 2015.  Overall economic occupancy of the MF Properties was approximately 88% and 89% for the nine months ended September 30, 2016 and 2015, respectively. Based on the  market conditions in which these properties operate, the Partnership is hopeful it will see a modest improvement in property results of operations.

Contractual Obligations

As discussed herein and in the Partnership’s Annual Report on Form 10-K, the debt and mortgage obligations of the Partnership consist of scheduled principal payments on the TOB Trust and Term A/B Trust financing facilities with DB, the TEBS credit facilities with Freddie Mac, and payments on the MF Property mortgages payable and other secured financing.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 which is incorporated by reference, have only changed pursuant to the executed contracts during the nine months ended September 30, 2016.

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

The table below summarizes the sensitivity analysis metrics related to the investments in the mortgage revenue bonds and PHC Certificates on September 30, 2016:

Description	Estimated Fair Value in 000's	Range of Effective Yields as Reported in Notes 6 and 7		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$628,366	4.2%	- 11.5%	4.6%	- 12.7%	$34,315
PHC Certificates	60,859	3.5%	- 5.2%	3.8%	- 5.7%	1,729

Geographic Risk

The properties securing the mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations (geographic risk) in California and Texas.  On September 30, 2016 and December 31, 2015, the geographic concentration in California, as a percentage of the total mortgage revenue bond principal outstanding, was approximately 9% and 8%, respectively.  On September 30, 2016 and December 31, 2015, the geographic concentration in Texas, as a percentage of total mortgage revenue bond principal outstanding, was approximately 51%. After review of the properties economic performance in California and Texas as compared to general market conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

On September 30, 2016, the total costs of borrowing by investment type were as follows:

•	range between approximately 3.1% and 3.8% for the unsecured LOCs;
•	range between approximately 1.8% and 2.4% for the M24, M31, and M33 TEBS facilities;
•	range between approximately 3.0% and 4.4% for the TOB Trusts securitized by mortgage revenue bonds;
•	approximately 3.63% for the Term A/B Trusts securitized by mortgage revenue bonds;
•	approximately 3.1% for the PHC Trust Certificates TOB Trusts; and
•	range between approximately 3.5% to 4.8% for the MF Property mortgages and other secured financing.

The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at September 30, 2016:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value(1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
September-10	$31,936,667	3.00%	September-17	$921,000	$42	M24 TEBS	5.0%	Bank of New York Mellon

September-10	$31,936,667	3.00%	September-17	$845,600	$42	M24 TEBS	5.0%	Barclays Bank PLC

September-10	$31,936,667	3.00%	September-17	$928,000	$42	M24 TEBS	5.0%	Royal Bank of Canada

August-13	$93,305,000	1.50%	September-17	$793,000	$6,309	M24 TEBS	3.5%	Deutsche Bank

February-14	$41,250,000	1.00%	March-17	$230,500	$2,026	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc

July-14	$31,565,000	3.00%	August-19	$315,200	$12,159	M31 TEBS	4.4%	Barclays Bank PLC

July-14	$31,565,000	3.00%	August-19	$343,000	$12,159	M31 TEBS	4.4%	Royal Bank of Canada

July-14	$31,565,000	3.00%	August-19	$333,200	$12,159	M31 TEBS	4.4%	SMBC Capital Markets, Inc

July-15	$28,095,000	3.00%	August-20	$210,000	$33,769	M33 TEBS	4.3%	Wells Fargo Bank

July-15	$28,095,000	3.00%	August-20	$187,688	$33,769	M33 TEBS	4.3%	Royal Bank of Canada

July-15	$28,095,000	3.00%	August-20	$174,900	$33,769	M33 TEBS	4.3%	SMBC Capital Markets, Inc

(1)	For additional details, see Note 21 to the Partnership's consolidated financial statements.

The Partnership contracted for two “at the money” interest rate swaps with DB related to the Decatur Angle and Bruton Term A/B Trusts collateralized by mortgage revenue bonds used to provide financing for the construction of these properties.  The swap related to the Decatur Angle Term A/B Trust has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton Term A/B Trust financing facility has a notional value of approximately $18.1 million an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. On September 30, 2016 the fair value of the Decatur Angle swap is a liability of approximately $1.4 million and the fair value of the Bruton swap is a liability of approximately $1.1 million. The fair value of these swaps has been recorded as a liability on the Partnership’s Condensed Consolidated Balance Sheet.

These interest rate derivative contracts do not qualify for hedge accounting and they are carried at fair value, with changes in fair value recorded as a current period interest expense.  The change in the fair value of these derivative contracts resulted in a decrease in interest expense of approximately $264,000 and an increase in interest expense of approximately $1.4 million for the three and nine months ended September 30, 2016, respectively. The valuation methodology used to estimate the fair value of the Partnership’s interest rate derivative agreements is disclosed in Note 20 to the Partnership’s condensed consolidated financial statements.

Interest Rates Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming a change in interest rates:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$(41,318)	$82,587	$165,107	$247,561	$329,948
TEBS Debt Financings	338,758	(713,087)	(1,096,654)	(1,335,730)	(1,574,959)
Other Investment Financings	22,278	19,214	76,805	134,431	192,090
Total	$319,718	$(611,286)	$(854,742)	$(953,738)	$(1,052,921)

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in each of the Partnership’s 2015 Annual Report on Form 10‑K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which are incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2016, the Partnership announced that the Board of Managers of Burlington, which is the general partner of the Partnership’s general partner, authorized a unit repurchase program for up to 272,307 of the Partnership’s outstanding BUCs.  Under the terms of the repurchase program, BUCs may be repurchased from time to time at the Partnership’s discretion on the open market, through block trades, or otherwise, subject to market conditions, applicable legal requirements, and other considerations.  The program does not have a stated expiration date and will continue until all of the BUCs authorized under the program have been repurchased, or the program is otherwise modified or terminated by the Board in its sole discretion.  For the quarter ended September 30, 2016, the Partnership repurchased 238,936 BUCs under the program for approximately $1.41 million.

Information on the BUCs repurchased during the three months ended September 30, 2016 under the program is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
July 1 - July 31, 2016	-	-	-	-
August 1 - August 31, 2016	129,936	$5.83	129,936	142,371
September 1 - September 30, 2016	109,000	5.99	109,000	33,371
	238,936	$5.90	238,936

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three and nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: November 7, 2016	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: November 7, 2016	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer