Form 10-K
period 2016-12-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2017-03-03
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non- accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $330,186,045

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

This Annual Report (“report”) (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this report, and, accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of this report.

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds;
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	the general level of interest rates;
•	our ability to use borrowings to finance our assets;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s Capital Fund Program (“HUD”);
•	appropriations risk related to the funding of Federal housing programs, including HUD Section 8; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. (“ATAX”) and its wholly-owned subsidiaries. As used in this document, the “Company” refers to the Partnership, its wholly-owned subsidiaries, and its consolidated variable interest entities (“Consolidated VIEs”).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Company’s report for additional details.

Item 1. Business.

The Partnership was formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. Unitholders may incur tax liability if any interest earned on the Partnership’s mortgage revenue bonds is determined to be taxable.” See Item 1A, “Risk Factors” in the Company’s report for additional details.

The Partnership has been in operation since 1998 and owns 83 mortgage revenue bonds with an aggregate outstanding principal amount of approximately $648.4 million as of December 31, 2016. The majority of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 58 Residential Properties containing a total of 9,968 rental units located in 15 states in the United States. One mortgage revenue bond is collateralized by commercial real estate located in Tennessee. Eighty-three of the mortgage revenue bonds are secured by mortgages or deeds of trust on the Residential Properties. One mortgage revenue bond is secured by ground, facility, and equipment of a commercial ancillary health care facility. Each of the bonds provides for “base” interest payable at a fixed rate on a periodic basis. Additionally, the bonds may also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties. Thus, these mortgage revenue bonds provide us with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale. Of the bonds owned, 30 are owned directly by us. Ten of the bonds are owned by ATAX TEBS I, LLC, 13 bonds are owned by ATAX TEBS II, LLC, and 9 bonds are owned by ATAX TEBS III, LLC. Each of these LLCs is a special purpose entity owned and controlled by us to facilitate Tax Exempt Bond Securitization (“TEBS”) Financings with Freddie Mac. Two bonds are securitized and held by Deutsche Bank AG (“DB”) in Term Tender Option Bond (“Term TOB”) facilities. Seventeen bonds are securitized and held by DB in Term A/B Trust financing facilities. See Notes 2 and 17 to the Partnership’s consolidated financial statements for additional details.

The ability of the Residential Properties and the commercial property which collateralize our mortgage revenue bonds to make payments of base and contingent interest is a function of the net cash flow generated by these properties. Net cash flow from a multifamily, student, or senior citizen residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as the requirement that a certain percentage of the rental units be set aside for tenants who qualify as persons of low to moderate income, local or national economic conditions, and the amount of new apartment construction and interest rates on single-family mortgage loans. Net cash flow from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of the properties which collateralize the bonds. The return we realize from our investments in mortgage revenue bonds depends upon the economic performance of the Residential Properties and the commercial property which collateralize these bonds. We may be considered to be in competition with other residential rental properties and commercial properties located in the same geographic areas as the properties financed with our mortgage revenue bonds.

We may also make taxable property loans secured by the Residential Properties which are financed by mortgage revenue bonds held by us. We do this to provide financing for capital improvements at these properties or to otherwise support property operations when we determine it is in our best long-term interest.

We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the America First Multifamily Investors, L.P. First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Amended and Restated LP Agreement”) and the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon by us. Under the Amended and Restated LP Agreement, any tax-exempt investments, other than mortgage revenue bonds, that are not secured by a direct or indirect interest in a property must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency.  The acquisition by the Partnership of any tax-exempt investment or other investment may not cause the aggregate book value of such investments to exceed 25% of our assets at the time of acquisition. At December 31, 2016, we had one class of other tax-exempt investments, the Public Housing Capital Fund Trusts’ Certificates (“PHC Certificates”). The PHC Certificates had an aggregate carrying value of $56.8 million at December 31, 2016. The PHC Certificates are securitized into three separate TOB financing facilities (“TOB Trusts”) with DB (“PHC Trusts”).  See Note 17 to the Company’s consolidated financial statements for additional details. The PHC Certificates held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.

We may acquire interests in multifamily, student, and senior citizen apartment properties (“MF Properties”) in order to position ourselves for future investments in bonds issued to finance these properties and which we expect and believe will generate tax-exempt interest. We currently hold interests in seven MF Properties containing 2,004 rental units, of which one is in Nebraska, one in

Kentucky, one in Indiana, one in California, one in Florida and two in Texas. In addition, we may acquire real estate securing our mortgage revenue bonds or taxable property loans through foreclosure in the event of a default.

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

In the first quarter of 2016, we sold our remaining three mortgage-backed securities (“MBS Securities”). The sale of the Partnership’s MBS Securities eliminated the MBS Securities Investment reportable segment.

In the second quarter of 2015, the property owners entered into brokerage contracts to sell Bent Tree and Fairmont Oaks, the Consolidated VIEs. As a result, these entities met the criteria for discontinued operations and have been classified as such in the Company’s consolidated financial statements for all periods presented. At that time, the Consolidated VIEs reportable segment was eliminated.

At December 31, 2016, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public housing Capital Fund Trust, and (4) Other Investments. In addition to the reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Note 26 to the Company consolidated financial statements for additional details.

Properties Management. Seven of the 58 Residential Properties which collateralize the bonds owned by us are managed by Burlington Capital Properties, LLC (“Properties Management”), an affiliate of the Partnership’s general partner, America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”). In this regard, Properties Management provides property management services for Ashley Square, Lake Forest Apartments, Cross Creek, Greens of Pine Glen (the “Greens Property”), Crescent Village, Willow Bend and Post Woods (collectively, the “Ohio Properties”), and each of the MF Properties, except for the Suites on Paseo. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to us and helps assure these properties are being operated in compliance with operating restrictions imposed by the terms of the applicable bond financing and/or LIHTC relating to these properties.

Business Objectives and Strategy

Our business objectives are to (i) preserve and protect our capital, (ii) provide regular cash distributions to our Unitholders which we believe are substantially exempt from federal income tax, and (iii) generate additional returns from appreciation of real estate or the opportunistic sale of the asset investments. We have sought to meet these objectives by primarily investing in a portfolio of mortgage revenue bonds that were issued to finance, and are secured by mortgages on, multifamily, student, and senior citizen residential properties. Certain of these bonds may be structured to provide a potential for an enhanced yield through the payment of contingent interest which is payable out of net cash flow from operations and net capital appreciation of the financed multifamily residential properties. We expect and believe that any contingent interest we receive will be exempt from inclusion in gross income for federal income tax purposes.

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

In connection with our business strategy, we continually assess opportunities to reposition our existing portfolio of mortgage revenue bonds. The principal objective of this assessment is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our Unitholders. In some cases, we may elect to redeem selected mortgage revenue bonds that have experienced significant appreciation. Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required, which if sufficient sale or refinancing proceeds exist, may entitle us to receive payment of contingent interest on our bond investment. In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets. The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives.

In executing our growth strategy, we expect to invest primarily in mortgage revenue bonds issued to provide affordable rental housing, student housing projects, housing for senior citizens, and commercial property. The four basic types of mortgage revenue bonds which we may acquire as investments are as follows:

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

Investment Types

Mortgage Revenue Bonds. We invest in mortgage revenue bonds that are secured by a mortgage or deed of trust on Residential Properties and a commercial property. Each of these bonds bears interest at a fixed annual base rate. Two of the mortgage revenue bonds currently owned by us also provide for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying multifamily residential properties. As a result, the amount of interest earned by us from our investment in mortgage revenue bonds is a function of the net cash flow generated by the Residential Properties and the commercial property which collateralize the mortgage revenue bonds. Net cash flow from a residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Net cash flow from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment.

Other Investments. We may invest in other types of securities that may or may not be secured by real estate. Any security acquired by the Partnership which is not secured by a direct or indirect interest in a property must be rated in one of the four highest rating categories by at least one nationally recognized rating agency. These securities may not represent more than 25% of the total assets of the Partnership.

PHC Certificates. The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. The PHC Certificates have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The PHC Certificates rating by Standard & Poor’s is investment grade as of December 31, 2016.

MBS Securities. We also invest in state-issued MBS Securities that are backed by residential mortgage loans. These MBS Securities were rated investment grade by Standard & Poor’s or Moody’s as of December 31, 2015. In January 2016, the Partnership sold its remaining MBS Securities. See Note 8 to the Company’s consolidated financial statements for additional details.

Other Investments. We also extend financing and direct equity investments in unconsolidated entities. See Notes 10 and 11 to the Company’s consolidated financial statements for additional details.

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

In addition to mortgage revenue bonds, the federal government promotes affordable housing using LIHTCs for affordable multifamily rental housing. The syndication and sale of LIHTCs along with mortgage revenue bond financing is attractive to developers of affordable housing because it helps them raise equity and debt financing for their projects. Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. We do not invest in LIHTCs, but are attracted to mortgage revenue bonds that are issued in association with federal LIHTC syndications because in order to be eligible for federal LIHTCs a property must either be newly constructed or substantially rehabilitated and therefore, may be less likely to become functionally obsolete in the near term than an older property. There are various requirements in order to be eligible for federal LIHTCs, including rent and tenant income restrictions. In general, the property owner must elect to set aside either 40% or more of the property’s residential units for occupancy by households whose income is 60% or less (adjusted for family size) of the area median gross income or 20% or more of the property’s residential units for occupancy by households whose income is 50% or less (adjusted for family size) of the area median gross income. These units remain subject to these set aside requirements for a minimum of 30 years.

The inability to access debt financing may result in adverse effects on our financial condition and results of operations. There can be no assurance that we will be able to finance additional acquisitions of mortgage revenue bonds through either additional equity or debt financing. Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term. In addition, the Residential Properties and MF Properties which have not reached stabilization (which is 90% occupancy for 90 days and the achievement of 1.15 times debt service coverage ratio on amortizing debt service during the period) will result in lower economic occupancy at the related properties. The overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the stabilized Residential Properties that we have financed with mortgage revenue bonds was approximately 86%, 87% and 83% for the years ended December 31, 2016, 2015 and 2014, respectively. The economic occupancy of the stabilized MF Properties was approximately 85%, 89%, and 82% for the years ended December 31, 2016, 2015 and 2014, respectively.

Financing Arrangements

The Partnership may finance the acquisition of additional mortgage revenue bonds or other investments through the reinvestment of cash flow, use of available lines of credit, with debt financing collateralized by our existing portfolio of mortgage revenue bonds or other investments (including the securitization of these bonds), issuance of Preferred Units or the issuance of additional Beneficial Unit Certificates (“BUCs”).

Debt Financing. We utilize leverage to enhance investor rates of return. We use target constraints for each type of financing utilized by us to manage an overall 65% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65%. Our overall leverage ratio is calculated as total outstanding debt divided by total partnership assets using the carrying value of the mortgage revenue bonds, PHC Certificates, MBS Securities, initial finance costs, and the MF Properties at cost. At December 31, 2016, our leverage ratio was approximately 65%.

Equity Financing. There were no issuances of additional BUCs in 2016. See Note 22 to the Company’s consolidated financial statements for our ability to issue additional BUCs.

Preferred Equity. We are authorized to issue up to $100 million of Series A Preferred Units through private placement. During 2016, the Partnership issued approximately 4.1 million Series A Preferred Units to four financial institutions resulting in approximately $40.9 million in gross proceeds. The Partnership will use the proceeds received to acquire mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, student housing, and commercial properties that are likely to receive consideration as “qualified investments” under the Community Reinvestment Act of 1977 (“CRA”).

Recent Developments

The following table presents information regarding the investment activity of the Partnership for the years ended December 31, 2016 and 2015:

Recent Investment Activity	#	Amount in 000's	Retired Debt or Note in 000's	Tier 2 income distributable to the General Partner in 000's (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2016
Mortgage revenue bond acquisitions	17	$110,335	N/A	N/A	6
Property loan redemption	1	2,797	N/A	345	11
Investment in unconsolidated entities	3	5,908	N/A	N/A	10

For the Three Months Ended September 30, 2016
Taxable bond redemption	1	$499	$-	$-	13
Mortgage revenue bond acquisitions	4	8,785	N/A	N/A	6
Investments in unconsolidated entities	2	10,682	N/A	N/A	10
Mortgage revenue bond restructured	3	5,885	N/A	N/A	6
Property loan issued	1	2,500	N/A	N/A	11
MF Property sold	1	15,650	7,501	276	9
MF Property acquisition	1	9,883	N/A	N/A	9
Investment in unconsolidated entities	3	9,471	N/A	N/A	10

For the Three Months Ended June 30, 2016
Mortgage revenue bond redemptions	4	$5,172	$-	$-	6
MF Property sold	1	30,200	16,519	2,078	9
Investment in an unconsolidated entity	1	929	N/A	N/A	10

For the Three Months Ended March 31, 2016
MBS Securities sold	3	$15,081	$11,945	$-	8
Mortgage revenue bond sold	1	9,479	8,375	-	6
Mortgage revenue bond acquisitions	1	11,500	N/A	N/A	6
Investment in an unconsolidated entity	1	2,443	N/A	N/A	10
Property loan advances	2	5,820	N/A	N/A	11

For the Three Months Ended December 31, 2015
Mortgage revenue bond acquisitions	8	$50,317	N/A	N/A	6
Forward mortgage revenue bond commitment executed	1	16,400	N/A	N/A	20
Land purchased	1	2,900	N/A	N/A	9
Property loan redemption	1	2,813	N/A	N/A	11
Property loan advances	2	7,727	N/A	N/A	11

For the Three Months Ended September 30, 2015
Mortgage revenue bond redemptions	3	$5,795	$-	$-	6
Mortgage revenue bond acquisitions	2	6,320	N/A	N/A	6
Forward mortgage revenue bond commitment executed	1	19,540	N/A	N/A	20
MF Property sold	1	5,500	-	854	9
Exchanged mortgage revenue bonds for MF Property deed	1	40,950	N/A	N/A	6, 9

For the Three Months Ended June 30, 2015
Mortgage revenue bond acquisitions	5	$72,540	N/A	N/A	6
Mortgage revenue bond restructured	1	11,500	N/A	N/A	6
Forward mortgage revenue bond commitment executed	1	11,000	N/A	N/A	20
Property loan issued	1	2,813	N/A	N/A	11
MF Property sold	2	10,700	7,432	297	9
Taxable bond acquisition	1	500	N/A	N/A	11

For the Three Months Ended March 31, 2015
Mortgage revenue bond acquisitions	7	$58,945	N/A	N/A	6

(1) See "Cash Available for Distribution" in this Item 7 below.

Recent Financing Activities

The following table presents information regarding the financing activities of the Partnership for the years ended December 31, 2016 and 2015, exclusive of retired debt amounts listed in the investment activity table above:

Recent Financing and Derivative Activity	#	Amount of Change in Debt, Derivative, Preferred Units in 000's	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2016
Net borrowing on unsecured LOCs	2	$40,000	No	N/A	15
Net borrowing on secured LOC	1	20,000	Yes	N/A	16
Term A/B Financings with DB	5	38,910	Yes	N/A	17
Redeemable Series A preferred unit issuance	1	7,000	N/A	N/A	21

For the Three Months Ended September 30, 2016
Net (repayments) on unsecured LOCs	2	$(23,997)	No	N/A	15
Mortgage payable related to MF Property acquisition	1	7,459	Yes	N/A	18
Term A/B Financings with DB	12	134,393	Yes	N/A	17
TOB Financing with DB paid in full and collapsed	7	(105,273)	Yes	N/A	17
Redeemable Series A preferred unit issuance	1	10,000	N/A	N/A	21

For the Three Months Ended June 30, 2016
Net (repayments) on unsecured LOCs	2	$(3,988)	No	N/A	15
Net borrowing (repayments) on mortgages payable and other secured financing	7	(16,986)	Yes	N/A	18
Redeemable Series A preferred unit issuance	1	13,869	N/A	N/A	21

For the Three Months Ended March 31, 2016
Net borrowing on unsecured LOCs	3	$10,488	No	N/A	15
TOB Financing with DB paid in full and collapsed	4	(20,320)	Yes	N/A	17
Redeemable Series A preferred unit issuance	1	10,000	N/A	N/A	21
Interest rate derivative sold	1	(11,000)	N/A	1.0%	19

For the Three Months Ended December 31, 2015
Net borrowing on unsecured LOCs	3	$12,497	No	N/A	15
Net borrowing (repayments) on mortgages payable and other secured financing	8	(203)	Yes	N/A	18
TOB Financing with DB	2	23,400	Yes	N/A	17

For the Three Months Ended September 30, 2015
Net (repayments) on unsecured LOCs	3	$(42,408)	No	N/A	15
TEBS Financing interest rate derivatve acquisition	1	84,285	Yes	3.0%	17
TOB Financing with DB	8	137,235	Yes	N/A	17
TOB Financing with DB paid in full and collapsed	9	(139,700)	Yes	N/A	17

For the Three Months Ended June 30, 2015
Net borrowing on unsecured LOCs	3	$37,408	No	N/A	15

For the Three Months Ended March 31, 2015
Net borrowing on unsecured LOCs	3	$11,425	No	N/A	15
Net TOB Financing with DB	4	22,750	Yes	N/A	17
Interest rate derivative revision	2	11,000	N/A	1.0%	19

(1) See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A below.

Management and Employees

We are managed by our General Partner which is controlled by its general partner, Burlington Capital LLC (“Burlington”). The Board of Managers and certain employees of Burlington act as directors and executive officers of the Partnership. Certain services are provided to us by employees of Burlington and we reimburse Burlington for its allocated share of these salaries and benefits. We are not charged, and do not reimburse Burlington, for the services performed by executive officers of Burlington. As of December 31, 2016, the Partnership had no employees.

Competition

We compete with private investors, lending institutions, trust funds, investment partnerships, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other entities with objectives similar to ours for the acquisition of mortgage revenue bonds and other investments. This competition could reduce the availability of investments to the Partnership for acquisition and reduce the interest rate that issuers pay on these investments.

Because we hold mortgage revenue bonds secured by Residential Properties, a commercial property, and hold interests in the MF Properties, we may be in competition with other real estate in the same geographic areas. In each city in which the properties financed by the mortgage revenue bonds owned by us or MF Properties are located, such properties compete with a substantial number of other multifamily rental properties. Multifamily rental properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the multifamily, student, and senior citizen residential properties financed or owned by us must offer quality apartments at competitive rental rates. To maintain occupancy rates and attract quality tenants, the Residential Properties and MF Properties may also offer rental concessions, such as free rent to new tenants for a stated period. These Residential Properties and MF Properties also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters

We believe each of the MF Properties, the Residential Properties, and the commercial property comply, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters. We are not aware of any environmental contamination at any of these properties that would require any material capital expenditure by the underlying properties, and therefore the Partnership, for the remediation thereof.

Tax Status

We are classified as a partnership for federal income tax purposes and accordingly, there is no provision for income taxes. The distributive share of our income, deductions and credits is included in each Unitholder’s income tax return.

We hold interests in all MF Properties except the Suites on Paseo and Jade Park through a subsidiary which is a “C” corporation for income tax purposes. This subsidiary files separate federal and state income tax returns and its income is subject to federal and state income taxes.

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

All financial information in this Annual Report on Form 10-K is presented on the basis of Accounting Principles Generally Accepted in the United States of America, with the exception of the Non-GAAP measure disclosed in Item 7.

General Information

The Partnership is a Delaware limited partnership. Our general partner is AFCA 2, whose general partner is Burlington. Since 1984, Burlington has specialized in the management of investment funds, many of which were formed to acquire real estate investments such as mortgage revenue bonds, mortgage-backed securities, and real estate properties, including multifamily, student and senior citizen housing. Burlington maintains its principal executive offices at 1004 Farnam Street, Suite 400, Omaha, Nebraska 68102, and its telephone number is (402) 444-1630.

The Partnership does not have any employees of its own. Employees of Burlington, acting through AFCA 2 (our general partner), are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations. AFCA 2 is entitled to an administrative fee equal to 0.45% per annum of the outstanding principal balance of any mortgage revenue bonds, tax-exempt investments or other investments for which an unaffiliated party is not obligated to pay. When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to the Partnership on the mortgage revenue bond on that property. Our Amended and Restated LP Agreement provides that the administrative fee will be paid directly by us with respect to any investments for which the administrative fee is not payable by the property owner or a third party. In addition, our Amended and Restated LP Agreement provides that we will pay the administrative fee to the General Partner with respect to any foreclosed mortgage revenue bonds.

AFCA 2 may also earn mortgage placement fees resulting from the identification and evaluation of additional investments that we acquire. In addition, an affiliate of AFCA 2, Farnam Capital Advisors, LLC (“FCA”), acts as an origination advisor and consultant to the borrowers when mortgage revenue bonds, other investments and financing facilities are acquired by the Partnership. Any such fees will be paid by the owners of the properties financed by the acquired mortgage revenue bonds or other investments out of their proceeds. Any fees related to the origination of financing facilities are paid by the Trustee out of the gross proceeds of the financing. The fees, if any, will be subject to negotiation between AFCA 2, its affiliate, and such property owners.

Properties Management is an affiliate of Burlington that is engaged in the management of multifamily, student and senior citizen residential properties. Properties Management earns a fee paid out of property revenues. Properties Management may also seek to become the manager of multifamily, student and senior citizen residential properties financed by additional mortgage revenue bonds acquired by the Partnership, subject to negotiation with the owners of such properties. If we acquire ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and receive a fee payable out of property revenues.

The Partnership’s sole limited partner is America First Fiduciary Corporation Number Five, a Nebraska corporation. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner to outside third party investors. Because each such outside third party effectively holds a share of the sole limited partner’s rights and obligations as a limited partner, BUCs are also referred to herein as “units” for purposes of calculating amounts per BUC, and the holders thereof are referred to as “Unitholders.”

Information Available on Website

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed with the SEC and press releases issued are available free of charge at www.ataxfund.com as soon as reasonably practical after they are filed with the SEC. The information on the website is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors

Our financial condition, results of operations, and cash flows are affected by various factors, many of which are beyond our control. These include the following:

Cash distributions from us may change depending on the amount of cash available for distribution.

Currently cash distributions are made to its Unitholders at an annual rate of $0.50 per unit. The amount of the cash per unit distributed by the Partnership may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available to us for this purpose, as well as other factors it may deem to be relevant. During the years ended December 31, 2016 and 2015, we generated Cash Available for Distribution of $0.50 and $0.53 per unit, respectively. Although we may supplement our cash available for distribution with unrestricted cash, unless we can increase our cash receipts through completion of our current investment plans, we may need to reduce the level of cash distributions per unit from the current level. In addition, there is no assurance that we will be able to maintain our current level of annual cash distributions per unit even if we complete our current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our units.

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

The taxable property loans that we make to owners of the Residential Properties that secure mortgage revenue bonds held by us are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments on these taxable property loans is the net cash flow generated by these properties or the net proceeds from the sale or refinance of these properties. The net cash flow from the operation of a property may be affected by many things as discussed above. In addition, any payment of principal and interest on a taxable property loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the mortgage revenue bond secured by the same property. As a result, there is a higher risk of default on the taxable property loans than on the associated mortgage revenue bonds. If a property is unable to sustain net cash flow at a level necessary to pay current debt service obligations on the taxable property loan on such property, a default may occur. While these taxable property loans are secured by the underlying properties, in general, we do not expect to pursue foreclosure or other remedies against a property upon default of a taxable property loan if the property is not in default on the mortgage revenue bonds financing the property.

There are risks associated with our strategy of acquiring ownership interests in MF Properties in anticipation of future bond financings of these projects.

To facilitate our investment strategy of acquiring additional mortgage revenue bonds secured by Residential Properties, we may acquire ownership positions in MF Properties that we expect to ultimately sell as part of a syndication of LIHTCs after the expiration of the compliance period relating to existing LIHTCs issued with respect to the MF Properties. Our plan is to provide mortgage revenue bond financing to the new property owners at the time of a syndication of new LIHTCs in connection with a rehabilitation of these MF Properties. The market for LIHTC syndications may be negatively affected from time to time by economic and market conditions, including the potential for corporate tax reform in the U.S. For this and other reasons, we may not be able to sell our interest in these MF Properties after the applicable LIHTC compliance period. In addition, the value of our interest in these MF Properties will be affected by the economic performance of the MF Properties and other factors generally affecting the value of residential rental properties. As a result, we may incur a loss upon the sale of our interest in an MF Property. In addition, we may not be able to acquire mortgage revenue bonds on the MF Properties even if we are able to sell our interests in the MF Properties. During the time we own an interest in an MF Property, any net income we receive from these MF Properties will not be exempt from federal or state income taxation.

Any future issuances of additional units could cause their market value to decline.

We may issue additional units from time to time to raise additional equity capital. The issuance of additional units may cause dilution of the existing units and may cause a decrease in the market price of the units. In addition, if additional units are issued but we are unable to invest the additional equity capital in assets that generate what we expect and believe to be tax-exempt income at levels at least equivalent to our existing assets, the amount of cash available for distribution on a per unit basis may decline.

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

An increase in interest rates could also decrease the market value of assets owned by the Partnership. A decrease in the market value of assets owned by the Partnership could also decrease the amount we could realize on the sale of our investments and would thereby decrease the amount of funds available for distribution to our Unitholders. During periods of low prevailing interest rates, the interest rates we earn on new interest-bearing assets we acquire may be lower than the interest rates on our existing portfolio of interest-bearing assets.

To the extent we finance the acquisition of additional interest-bearing assets through the issuance of additional BUC’s, from the issuance of preferred units or from the proceeds from the sale of existing assets held by the Partnership and we earn a lower interest rate on these additional interest-bearing assets, the amount of cash available for distribution on a per unit basis may be reduced.

High interest rates may make it difficult for us to finance or refinance our debt obligations, which could reduce the number of investments we can acquire, our cash flow from operations and the amount of cash distributions we can make.

If debt is unavailable at reasonable rates, we may not be able to finance the purchase of additional investments. If we place debt on our investments, we run the risk of being unable to refinance the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance, our income could be reduced. We may be unable to refinance our debt obligations. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution and may hinder our ability to raise capital by issuing more stock or borrowing more money.

We are subject to various risks associated with our derivative agreements.

We use derivative instruments to mitigate some, but not all, of the risks to which we are exposed from changing interest rates. There is no assurance that these instruments will fully insulate us from the interest rate risks to which we are exposed. In addition, there are costs associated with these derivative instruments and these costs may not ultimately exceed the losses we would have suffered, if any, had these instruments not been in place. There is also a risk that the counterparty to such an instrument will be unable to perform its obligations to us. If a liquid secondary market does not exist for these instruments, we may be required to maintain a derivative position until exercise or expiration, which could result in losses to us. In addition, we are required to record the fair value of these derivative instruments on our financial statements by recording changes in their values as interest earnings or expense. This can result in significant period to period volatility in our reported net income over the term of these instruments.

There are risks associated with debt financing programs that involve securitization of our mortgage revenue bonds and PHC Certificates.

We have obtained debt financing through the securitization of our mortgage revenue bonds and PHC Certificates and may obtain this type of debt financing in the future. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors and a residual interest to us. The trust or other entity receives all the interest payments from its underlying mortgage revenue bonds and PHC Certificates from which it pays interest on the senior security at a variable or fixed rate. As the holder of the residual interest, we are entitled to any remaining interest received by the trust holding the securitized asset after it has paid the full amount of interest due on the senior security and all of the expenses of the trust, including various fees to the trustee, remarketing agents, credit providers, and liquidity providers. Specific risks generally associated with these asset securitization programs include the following:

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

We hold a residual interest (known as Class B interests in the TEBS Financing with Freddie Mac, Term TOB Trust and Term A/B Trust facilities with Deutsche Bank and residual participating interests (“LIFER”s) in the TOB financing facilities) in the securitization trusts established for the debt financing facilities. These residual interests are subordinate to the senior securities sold to investors. As a result, none of the interest received by such a trust will be paid to us as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and other trust expenses satisfied. As the holder of a residual certificate in these trusts, we can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual certificates. No third party guarantees the payment of any amount on the residual certificates.

Termination of an asset securitization financing can occur for many reasons which could cause us to lose the assets and other collateral we pledged for such financing.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for many different reasons relating to problems with the assets or problems with the trust itself. Problems with the assets that could cause the trust to collapse include payment or other defaults or a determination that the interest on the assets is taxable. Problems with a trust include a downgrade in the investment rating of the senior securities that it has issued, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain credit or liquidity for the trust. In each of these cases, the trust will be collapsed and the mortgage revenue bonds and other collateral held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts then we will be required, through our guarantee of the trusts, to fund any such shortfall. The Partnership, as holder of the residual interest in the trust, may not only lose our investment in the residual certificates but could also realize additional losses in order to fully repay trust obligations to the senior securities.

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

Conditions in the tax credit markets due to potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in mortgage revenue bonds and other investments, each of which may have a material adverse effect on our results of operations and business.

Conditions in the tax credit market due to the potential changes in the U.S. corporate tax rates have had, and may continue to have, an adverse impact on our cost of borrowings and may restrict our ability to invest in mortgage revenue bonds and other investments.  It is unclear when and how quickly conditions will stabilize in the tax credit markets. These conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the tax credit markets has led many lenders and institutional investors to reduce, and in some cases, cease, providing funding to borrowers. Our access to debt and equity financing may be adversely affected. If the tax credit market and the potential decrease in U.S. tax rates is realized, they may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire mortgage revenue bonds and other investments and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

Federal regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may require us to unwind our tender option bond financing facilities.

The “Volcker Rule” adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 limits the ability of banking entities to sponsor or invest in certain types of “covered funds” (such as private equity funds and hedge funds) or to engage in certain types of proprietary trading in the U.S. The Volcker Rule restricts banking entities from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with certain “covered funds.” As currently structured, TOB Trusts like those used as part of our TOB financing program with DB, fit within the definition of “covered funds” and will be affected by the Volcker Rule. The Volcker Rule does not apply to Freddie Mac or more specifically, the M33, M31 and M24 TEBS Financing facilities with Freddie Mac.

The regulators specifically noted that banks will need to evaluate if TOB Trusts are, in fact, covered funds and if so, whether an exception to the definition is available. The regulators declined to provide a specific exclusion from the definition of “covered funds” for TOB financing programs. The preamble also notes that participation in a TOB transaction is not prohibited per se, but is subject to the same restrictions on other covered funds. The rule provides for a phase in period during which time banks need to make good faith efforts to have full compliance with the rule by July 21, 2017, provided that the interest in the covered fund was established prior to December 31, 2013.

Any downgrade, or perceived potential of a downgrade, of U.S. sovereign credit ratings or the credit ratings of the U.S. Government-sponsored entities (or GSEs) by the various credit rating agencies may materially adversely affect our business.

Our TEBS Financing facilities are an integral part of our business strategy and those financings are dependent upon an investment grade rating of Freddie Mac. If Freddie Mac were downgraded to below investment grade, it would have a negative effect on our ability to finance our bond portfolio on a longer-term basis and could negatively impact Cash Available for Distribution and our ability to continue distributions at current levels.

The federal conservatorship of Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Freddie Mac and the U.S. Government, may materially adversely affect our business.

The problems faced by Fannie Mae and Freddie Mac commencing in 2008 resulting in them being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity and credit enhancement for mortgage loans. The Trump administration has publicly indicated a desire to reform Fannie Mae and Freddie Mac, including their relationship with the federal government. As a result, the future roles of Fannie Mae and Freddie Mac are likely to be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guarantee obligations could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), our ability to utilize TEBS Financings facilities could be materially and adversely impacted.

Our mortgage revenue bonds, PHC Certificates, property loans and investments in unconsolidated entities are illiquid assets and their value may decrease.

Our mortgage revenue bonds, PHC Certificates, property loans and investments in unconsolidated entities are relatively illiquid, and there is no existing trading market for them. There are no market makers, price quotations, or other indications of a developed trading market for these investments. In addition, no rating has been issued on any of the existing mortgage revenue bonds and we do not expect to obtain ratings on mortgage revenue bonds we may acquire in the future. Accordingly, any buyer of these mortgage revenue bonds would need to perform its own due diligence prior to a purchase. The Partnership’s ability to sell its mortgage revenue bonds, PHC Certificates, property loans and investments in unconsolidated entities and the price it may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and by other market conditions. Such a sale could result in a loss to the Partnership.

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

A reduction in the rating of PHC Certificates below investment grade would result in the liquidation of the investment in that TOB Trust

Our investment in PHC Certificates is made pursuant to the provision of our Amended and Restated LP Agreement that allows investment in securities that are not mortgage revenue bonds backed by multifamily housing projects provided that these alternative securities are rated investment grade in one of the four highest rating categories by at least one nationally recognized securities rating agency and provide what we expect and believe to be tax-exempt income. In the event the investment rating of any of the PHC Certificates held by a PHC TOB Trust was reduced to less than investment grade, the trustee of the TOB Trust has no obligation to divest of that securitized asset. Accordingly, we would be required to liquidate our LIFERS in that TOB Trust or liquidate the TOB Trust entirely. The TOB Trusts have no obligation to purchase the LIFERS and there is no established trading market for the LIFERS. Likewise, if we liquidate the TOB Trust, any downgrade in the investment rating of the PHC Certificates will likely decrease the value of the investment. The partnership may not be able to divest its position in these LIFERS or terminate the TOB Trusts without incurring a material loss.

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

Two of the multifamily housing properties financed by mortgage revenue bonds held by us and one MF Property are in an area prone to damage from hurricanes and other major storms. Due to the significant losses incurred by insurance companies in recent years due to damages from hurricanes, many property and casualty insurers now require property owners to assume the risk of first loss on a larger percentage of their property’s value. In general, the current insurance policies on the property financed by us that is located in an area rated for hurricane and storm exposure carry a five percent deductible on the insurable value of the properties. As a result, if either of these properties were damaged in a hurricane or other major storm, the amount of uninsured losses could be significant and the property owner may not have the resources to fully rebuild the property, which could result in a default on the mortgage revenue bonds secured by the property. In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time. Unless a property owner carries rental interruption insurance, this loss of rental income would reduce the cash flow available to pay base or contingent interest on our mortgage revenue bonds collateralized by these properties.

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

If we acquire ownership of Residential Properties, we will be subject to all of the risks normally associated with the ownership of commercial real estate.

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

There are many risks related to the construction of Residential Properties that may affect the mortgage revenue bonds issued to finance these properties.

We may invest in mortgage revenue bonds secured by residential housing properties which are still under construction. Construction of such properties generally takes approximately twelve to eighteen months. The principal risk associated with construction lending is that construction of the property will be substantially delayed or never completed. This may occur for many reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered. If a property is not completed, or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the mortgage revenue bond financing such property or otherwise result in a default under the mortgage loan that secures our mortgage revenue bond on the property. In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our mortgage revenue bond and we may suffer a loss of capital as a result. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable property loan. Any return on this additional investment would be taxable. Also, if we foreclose on a property, we will no longer receive interest on the bond issued to finance the property. The overall return to us from our investment in such property is likely to be less than if the construction had been completed on time or within budget.

There are many risks related to the lease-up of newly constructed or renovated properties that may affect the mortgage revenue bonds issued to finance these properties.

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

Unitholders may incur tax liability if any of the interest on our mortgage revenue bonds or PHC Certificates is determined to be taxable.

In each mortgage revenue bond transaction, the governmental issuer, as well as the underlying borrower, has covenanted and agreed to comply with all applicable legal and regulatory requirements necessary to establish and maintain the tax-exempt status of interest earned on the mortgage revenue bonds. Failure to comply with such requirements may cause interest on the related issue of bonds to be includable in gross income for federal income tax purposes retroactive to the date of issuance, regardless of when such noncompliance occurs. Should the interest income on a mortgage revenue bond be deemed to be taxable, the bond documents include a variety of rights and remedies that we have concluded would help mitigate the economic impact of taxation of the interest income on the affected bonds. Under such circumstances, we would enforce all of such rights and remedies as set forth in the related bond documents as well as any other rights and remedies available under applicable law. In addition, in the event the tax-exemption of interest income on any mortgage revenue bond is challenged by the IRS, we would participate in the tax and legal proceedings to contest any such challenge and would, under appropriate circumstances, appeal any adverse final determinations. The loss of tax-exemption for any particular issue of bonds would not, in and of itself, result in the loss of tax-exemption for any unrelated issue of bonds. However, the loss of such tax-exemption could result in the distribution to our Unitholders of taxable income relating to such bonds.

Certain of our mortgage revenue bonds bear interest at rates which include contingent interest. Payment of the contingent interest depends on the amount of net cash flow generated by, and net proceeds realized from a sale of, the property securing the bond. Due to this contingent interest feature, an issue may arise as to whether the relationship between the property owner and the Partnership is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the property owner. If the IRS were to determine that these mortgage revenue bonds represented an equity investment in the underlying property, the interest paid to us could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.

In addition, we have, and may in the future, obtain debt financing through asset securitization programs in which we place mortgage revenue bonds and PHC Certificates into trusts and are entitled to a share of the interest received by the trust on these bonds after the payment of interest on senior securities and related expenses issued by the trust. It is possible that the characterization of our residual interest in such a securitization trust could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

Not all the income received by us is exempt from taxation.

We have made, and may make in the future, taxable property loans to the owners of Residential Properties that collateralize our investments. The interest income earned by us on these taxable property loans is subject to federal and state income taxes. In addition, if we acquire direct or indirect interests in real estate, either through foreclosure of a property securing a mortgage revenue bond or a taxable property loan or through the acquisition of an MF Property, any income we receive from the property will be taxable income from the operation of real estate. In that case, the taxable income received by us will be allocated to our Unitholders and will represent taxable income to them regardless of whether an amount of cash equal to such allocable share of this taxable income is distributed to Unitholders.

If we were determined to be an association taxable as a corporation, it will have adverse economic consequences for us and our Unitholders.

We have determined to be treated as a partnership for federal income tax purposes. The purpose of this determination is to eliminate federal and state income tax liability for us and allow us to pass through our interest income which we expect and believe to be tax-exempt to our Unitholders so that they are not subject to federal tax on this income. If our treatment as a partnership for tax purposes is successfully challenged, we would be classified as an association taxable as a corporation. This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by us to Unitholders being treated as taxable dividend income to the extent of our earnings and profits. The payment of these dividends would not be deductible by us. The listing of our units for trading on the NASDAQ causes us to be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held to produce interest or dividends, and certain other items. We expect and believe that substantially all of our gross income will continue to be tax-exempt interest income on our mortgage revenue bonds, but there can be no assurance that will be the case. While we believe that all of this interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income. In such a case, if more than ten percent of our annual gross income in any year is not qualifying income, we will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

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

The Series A Preferred Units are subordinated to all existing and future indebtedness, including indebtedness outstanding under any senior bank credit facility.  The Partnership may incur additional debt under its senior bank credit facility or future credit facilities.  The payment of principal and interest on its debt reduces cash available for distribution to Unitholders, including the Series A Preferred Units.

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

The Series A Preferred Units have been, and are being offered in a private placement and the Partnership has not registered the Series A Preferred Units with the SEC or any state securities commission.  The Series A Preferred Units may not be resold unless the Partnership registers the securities with the SEC or an exemption from the registration requirement is available.  It is not expected that any market for the Series A Preferred Units will develop or be sustained in the future.  The lack of any public market for the Series A Preferred Units severely limits the ability to liquidate the investment, except for the right to put the Series A Preferred Units to the Partnership under certain circumstances.

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

Under certain circumstances, investors may not receive CRA credit for their investment in the Series A Preferred Units.

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

The assets held by the Partnership may not be considered qualified investments under the CRA by the bank regulatory authorities.

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

We are increasingly dependent on information technology, and potential disruption, cyber-attacks, security problems, and expanding social media vehicles present new risks.

We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our revenues, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation risks, and reputational damage from leakage of confidential information or from systems conversions when, and if, they occur in the normal course of business.

The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about the Partnership on any social networking web site could seriously damage its reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to our reputation could negatively impact our financial condition, results of operations, and the market price of our BUCs.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Partnership conducts its business operations from and maintains its executive offices at 1004 Farnam Street, Omaha, Nebraska 68102. This property is owned by Burlington and the Partnership believes that this property is adequate to meet its business needs for the foreseeable future.

Each of the Partnership’s mortgage revenue bonds are collateralized by the Residential Properties or commercial property. The Partnership may have property loans that are also collateralized by the Residential Properties, but does not hold title or any other interest in these properties.

At December 31, 2016, a wholly-owned subsidiary of the Partnership held interests in one entity that owns an MF Property, Northern View.  The wholly-owned subsidiary also owns four MF Properties – Residences of DeCordova, Eagle Village, Residences of Weatherford, and The 50/50. In addition, the Partnership owns the Suites on Paseo, Jade Park and land held for development directly.

The Partnerships’ Real Estate Assets at December 31, 2016 are:

Real Estate Assets at December 31, 2016
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2016
Eagle Village	Evansville, IN	511	$567,880	$12,655,244	$13,223,124
Northern View (f/k/a Meadowview)	Highland Heights, KY	294	688,539	8,088,059	8,776,598
Residences of DeCordova	Granbury, TX	110	1,170,337	8,029,404	9,199,741
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,751,260	7,693,489
Suites on Paseo	San Diego, CA	394	3,162,463	38,365,351	41,527,814
The 50/50 MF Property	Lincoln, NE	475	-	32,928,878	32,928,878
Jade Park	Daytona, FL	144	2,292,035	7,270,845	9,562,880
Land held for development	Various	N/A	7,531,104	-	7,531,104
					$130,443,628
Less accumulated depreciation					(16,217,028)
Total real estate assets					$114,226,600

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Partnership’s BUCs trade on the NASDAQ Global Select Market under the trading symbol “ATAX.”  On March 2, 2017, the closing price of our BUCs, as reported on the NASDAQ was $5.70. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our BUCs and the distributions paid by us in each of the periods listed.

2016	High	Low	Distributions (1)
1st Quarter	$5.38	$4.51	$0.125
2nd Quarter	$5.55	$5.13	$0.125
3rd Quarter	$6.09	$5.50	$0.125
4th Quarter	$5.89	$5.30	$0.125

2015	High	Low	Distributions (1)
1st Quarter	$5.84	$5.24	$0.125
2nd Quarter	$5.76	$5.46	$0.125
3rd Quarter	$5.66	$5.08	$0.125
4th Quarter	$5.48	$5.03	$0.125

(1) Represents distributions declared, on a per unit basis, with respect to that quarter

Stockholder Information

As of December 31, 2016, we had 60,066,234 BUCs outstanding held by a total of approximately 12,000 Unitholders. The Partnership also has unvested restricted unit awards for 158,304 BUCs held by 9 individuals.

Distributions

Future distributions paid by the Partnership on the BUCs will be at the discretion of the Board of Managers and will be based upon financial, capital, and cash flow considerations. In addition, distributions on the BUCs rank junior to distributions on the Series A Preferred Units, and, therefore, such distributions may be considered to be limited under certain circumstances.  See note 22 to the consolidated financial statements for a further description.

Distributions by quarter for the years ended December 31, 2016 and 2015, respectively, were as follows (amounts in thousands, except per unit amounts):

	Distributions
2016	Declared per unit	Total Paid
1st Quarter	$0.125	$7,531,616
2nd Quarter	$0.125	$7,531,616
3rd Quarter	$0.125	$7,531,616
4th Quarter	$0.125	$7,528,068

	Distributions
2015	Declared per unit	Total Paid
1st Quarter	$0.125	$7,531,616
2nd Quarter	$0.125	$7,531,616
3rd Quarter	$0.125	$7,531,616
4th Quarter	$0.125	$7,531,616

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2016:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	272,307	$-	2,727,693	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	272,307	$-	2,727,693

(1) Represents the units which remain available for future issuance under the America First Multifamily Investors, L. P. 2015 Equity Incentive Plan

Unregistered Sale of Equity Securities

The Partnership did not sell any of its BUCs in 2016, 2015, or 2014 which were not registered under the Securities Act of 1933, as amended. During 2016, the Partnership sold 4,086,900 Series A Preferred Units, the information for which the Partnership previously disclosed in Current Reports on Form 8-K.

On August 24, 2016, the Partnership announced that the Board of Managers of Burlington, which is the general partner of the Partnership’s general partner, authorized a unit repurchase program for up to 272,307 of the Partnership’s outstanding BUCs.  Under the terms of the repurchase program, BUCs may be repurchased from time to time at the Partnership’s discretion on the open market, through block trades, or otherwise, subject to market conditions, applicable legal requirements, and other considerations.  The program does not have a stated expiration date and will continue until all of the BUCs authorized under the program have been repurchased, or the program is otherwise modified or terminated by the Board in its sole discretion.  During the year ended December 31, 2016, the Partnership repurchased 272,307 BUCs under the program for approximately $1.6 million.

Information on the BUCs repurchased during the quarter ended December 31, 2016 under the program is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
October 1 - October 31, 2016	-	$-	-	33,371
November 1 - November 30, 2016	33,371	5.81	33,371	-
December 1 - December 31, 2016	-	-	-	-
	33,371	$5.81	33,371

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2016 through 2012.  Item 6 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and Notes filed in Item 8 of this report.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Property revenue	$17,404,439	$17,789,125	$14,250,572	$13,115,858	$9,686,414
Real estate operating expenses	(9,223,108)	(10,052,669)	(7,796,761)	(7,622,182)	(6,022,923)
Depreciation and amortization expense	(6,862,530)	(6,505,011)	(4,897,916)	(4,790,892)	(3,318,974)
Investment income	36,892,996	34,409,809	26,606,234	22,651,622	11,078,467
Contingent interest income	2,021,077	4,756,716	40,000	6,497,160	-
Other interest income	2,660,238	2,624,262	856,217	1,772,338	150,882
Gain on sale of securities	8,097	-	3,701,772	-	680,444
Gain on sale of MF Properties	14,072,317	4,599,109	-	-	-
Other income	-	373,379	188,000	250,000	555,328
Provision for loss on receivables	-	-	-	(241,698)	(452,700)
Provision for loan loss	-	-	(75,000)	(168,000)	-
Realized loss on taxable property loans	-	-	-	(4,557,741)	-
Impairment expense	(61,506)	-	-	-	-
Amortization of deferred financing costs	(1,862,509)	(1,622,789)	(1,183,584)	(1,032,585)	(737,638)
Interest expense	(15,469,639)	(14,826,217)	(11,165,911)	(6,990,844)	(5,275,008)
General and administrative expenses	(10,837,188)	(8,660,889)	(5,547,208)	(4,237,245)	(3,512,233)
Income before income taxes	28,742,684	22,884,825	14,976,415	14,645,791	2,832,059
Income tax expense	(4,959,000)	-	-	-	-
Income from continuing operations	23,783,684	22,884,825	14,976,415	14,645,791	2,832,059
Income from discontinued operations, (including gain on sale of VIEs of approximately $3.2 million in 2015 and MF Properties of approximately $3.2 million and $1.4 million in 2013 and 2012, respectively)	-	3,721,397	52,773	3,331,051	2,163,979
Net income	23,783,684	26,606,222	15,029,188	17,976,842	4,996,038
Less: net (loss) income attributable to noncontrolling interest	(823)	(2,801)	(4,673)	261,923	549,194
Net income (loss) - America First Multifamily Investors, L. P.	23,784,507	26,609,023	15,033,861	17,714,919	4,446,844
Redeemable Series A preferred unit distribution and accretion	(583,407)	-	-	-	-
Net income available to Partners	23,201,100	26,609,023	15,033,861	17,714,919	4,446,844
Less: General Partnersʼ interest in net income	2,992,106	2,474,274	1,056,316	1,416,296	691,312
Less: Unallocated gain (loss) of Consolidated Property VIEs	-	3,721,397	(635,560)	(1,116,262)	(1,522,846)
Unitholdersʼ interest in net income (loss)	$20,208,994	$20,413,352	$14,613,105	$17,414,885	$5,278,378
Unitholdersʼ Interest in net income (loss) per unit (basic and diluted):
Income (loss) from continuing operations	$0.34	$0.34	$0.25	$0.32	$0.09
Income from discontinued operations	$-	$-	$-	$0.08	$0.05
Net income (loss), basic and diluted, per unit	$0.34	$0.34	$0.25	$0.40	$0.14
Distributions paid or accrued per BUC	$0.50	$0.50	$0.50	$0.50	$0.50
Weighted average number of BUCs outstanding, basic	60,182,264	60,252,928	59,431,010	43,453,476	37,367,600
Weighted average number of BUCs outstanding, diluted	60,182,264	60,252,928	59,431,010	43,453,476	37,367,600
Mortgage revenue bonds, at fair value	$90,016,872	$47,366,656	$70,601,045	$68,946,370	$45,703,294
Mortgage revenue bonds held in trust, at fair value	$590,194,179	$536,316,481	$378,423,092	$216,371,801	$99,534,082
Public housing capital fund trusts, at fair value	$57,158,068	$60,707,290	$61,263,123	$62,056,379	$65,389,298
Mortgage-backed securities, at fair value	$-	$14,775,309	$14,841,558	$37,845,661	$32,121,412
Real estate assets, net	$114,226,600	$141,017,390	$110,351,512	$90,112,037	$71,932,938
Total assets held for sale	$-	$-	$13,204,015	$13,748,427	$46,854,190
Total assets	$944,113,674	$867,110,483	$739,823,986	$531,880,602	$410,425,781
Total debt of continuing operations	$606,579,212	$538,241,290	$417,651,603	$312,008,890	$214,342,533
Total debt of discontinued operations	$-	$-	$-	$-	$-
Cash flows provided by operating activities	$15,231,531	$19,387,418	$17,444,171	$14,232,724	$7,482,090
Cash flows used in investing activities	$(83,052,386)	$(138,703,473)	$(105,887,640)	$(158,421,463)	$(97,296,115)
Cash flows provided by financing activities	$71,533,594	$87,158,494	$126,318,797	$125,175,254	$99,932,112

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P. and its wholly-owned subsidiaries at December 31, 2016. The “Company” refers to the Partnership and the Consolidated VIEs.

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

Executive Summary

The Partnership was formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the America First Multifamily Investors, L.P. First Amended and Restated Agreement of Limited Partnership. We may acquire interests in multifamily, student, and senior citizen apartment properties (“MF Properties”) in order to position ourselves for future investments in bonds issued to finance these properties and which we expect and believe will generate tax-exempt interest.

At December 31, 2016, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trust, and (4) Other Investments. In the first quarter of 2016, the Partnership sold its remaining three mortgage-backed securities (“MBS Securities”). The sale of the Partnership’s MBS Securities eliminated the MBS Securities Investment reportable segment. In addition to the reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 26 to the Company’s consolidated financial statements for additional details.

Mortgage Revenue Bond Investments Segment

As of December 31, 2016, we owned 83 mortgage revenue bonds with an aggregate outstanding principal amount of $648.4 million.  The majority of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 58 Residential Properties containing a total of 9,968 rental units located in 15 states in the United States. One bond is collateralized by commercial real estate located in Tennessee. Each mortgage revenue bond for the Residential Properties is secured by a mortgage or deed of trust on the Residential Properties.  One mortgage revenue bond is secured by ground, facility, and equipment of a commercial ancillary health care facility.

As of December 31, 2015, we owned 64 mortgage revenue bonds with an aggregate outstanding principal amount of $534.7 million.  Sixty-two of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 44 Residential Properties containing a total of 8,041 rental units located in 14 states in the United States. Two of the bonds’ properties located in Texas are not operational and are under construction and two bonds are collateralized by commercial real estate located in Tennessee. Each of the sixty-two mortgage revenue bonds are secured by mortgages or deeds of trust on the financed Residential Properties.  Two mortgage revenue bonds are secured by ground, facility, and equipment of a commercial ancillary health care facility.

The following table compares total revenues, other income, total interest expense and net income for the mortgage revenue bond investment segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$36,673	$38,773	$(2,100)	-5.4%	$38,773	$23,228	$15,545	66.9%
Other income - gain on sale of securities	$8	$-	$8	100.0%	$-	$3,702	$(3,702)	N/A
Total interest expense	$11,905	$10,787	$1,118	10.4%	$10,787	$7,147	$3,640	50.9%
Net income	$11,756	$17,924	$(6,168)	-34.4%	$17,924	$13,182	$4,742	36.0%

Comparison of the years ended December 31, 2016 and 2015

The net decrease in total revenue between 2016 and 2015 is comprised of the following factors:

•

A decrease of approximately $2.7 million in contingent interest. In 2016, we realized contingent interest of approximately $642,000 from excess cash flow on the Ashley Square and Lake Forest mortgage revenue bonds and approximately $1.4 million on excess cash proceeds from the sale of the property underlying the Foundation for Affordable Housing property loan. In 2015, we realized approximately $4.8 million of contingent interest from the sale of the Bent Tree and Fairmont Oaks mortgage revenue bonds.

•

A decrease of approximately $2.6 million in recurring investment income from mortgage revenue bond redemptions in 2015 and 2016. We had redemptions and sales of mortgage revenue bonds totaling approximately $15.0 million at a weighted-average base interest rate of approximately 8.7% in 2016 and approximately $48.9 million at a weighted-average interest rate of approximately 6.6% in 2015. The 2015 sales and redemptions includes approximately $41.0 million of bonds for the Suite on Paseo that were exchange for the deed to the property.

•

An increase of approximately $4.5 million in recurring investment interest income related mortgage revenue bond acquisitions during 2015 and 2016. We acquired mortgage revenue bonds totaling approximately $130.6 million at a weighted-average base interest rate of approximately 5.3% in 2016 and approximately $188.1 million at a weighted-average interest rate of approximately 6.2% in 2015. Approximately $110.3 million of the 2016 acquisitions occurred in the fourth quarter.

•	A decrease of approximately $1.5 million in interest income from the Fairmont Oaks property loan that was paid in full in the fourth quarter of 2015.

The gain on sale of securities for 2016 is from the sale of the Pro Nova 2014-2 mortgage revenue bond.

The net increase in total interest expense between 2016 and 2015 is due to the following factors:

•	An increase of approximately $2.9 million in expense due to higher outstanding debt balances during 2016.
•

A decrease of approximately $1.8 million in expense related to market to market adjustments on derivative financial instruments. We recognized a net decrease in expense on the mark to market adjustments of approximately $18,000 during 2016 and a net increase in expense of approximately $1.8 million in 2015.

The decrease in net income from 2015 to 2016 is due to the decrease in total revenues and increase in interest expense described above. In addition, general and administrative expenses increased approximately $1.6 million due to increased salary, benefits and restricted unit award compensation expense and increased approximately $663,000 due to administrative and advisor fees related to the mortgage revenue bonds.

Comparison of the years ended December 31, 2015 and 2014

The increase in revenue between 2015 and 2014 is comprised of several factors:

•	An increase of approximately $4.8 million of contingent interest realized on the sale of the Consolidated VIEs in 2015;
•	An increase of approximately $1.5 million in note interest received from Fairmont Oaks, a Consolidated VIE, at the date of sale in 2015; and

•	An increase of approximately $9.8 million in recurring investment interest income related to acquisitions of new mortgage revenue bonds during 2015.

The other income realized on the sale of securities in 2014 of approximately $3.7 million is from the 2014 Lost Creek mortgage revenue bond redemption and the 2014 Autumn Pines mortgage revenue bond sale.

The increase in interest expense is related primarily to additional debt and mark to market adjustments on derivatives. These items contributed increases totaling approximately $3.6 million.

The increase in net income between 2015 and 2014 is due to the items noted above and the following factors:

•	An increase in administrative expense of approximately $651,000 due to the increase in the mortgage revenue bond portfolio,
•	As increase in professional fee expense including approximately $368,000 due to the 2015 consent solicitation.

See Item 7, “Results of Operations” and Notes 5 and 20 to the Company’s consolidated financial statements for additional details.

Public Housing Capital Fund Trust Segment

The PHC Certificates within this segment consist of custodial receipts evidencing loans made to public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under its Capital Fund Program.

The following table compares total revenues and net income for the PHC Trusts segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
PHC Trusts
Total revenues	$2,888	$2,994	$(106)	-3.5%	$2,994	$3,039	$(45)	-1.5%
Total interest expense	$1,350	$1,222	$128	10.5%	$1,222	$1,295	$(73)	-5.6%
Net income	$1,538	$1,758	$(220)	-12.5%	$1,758	$1,715	$43	2.5%

Comparison of the years ended December 31, 2016 and 2015

The decrease in total revenue between 2016 and 2015 is due to principal paydowns on the PHC Certificate totaling approximately $2.0 million during 2016, which resulted in lower interest income.

The decrease in net income between 2016 and 2015 is due to lower revenues discussed above and an increase in the average annual interest rate on the variable TOB Trust secured by the PHC Certificates from 2.3% for the year ended December 31, 2015 to 2.6% for the year ended December 31, 2016.

Comparison of the years ended December 31, 2015 and 2014

The slight decrease in total revenues when comparing 2015 to 2014 was the result of the principal reductions of the PHC Certificates owned by us. The slight increase in net income when comparing the same periods was related to less interest expense incurred due to the reduction of approximately $610,000 in related PHC TOB Trust financing.

MBS Securities Investments Segment

As of December 31, 2015, we owned three state-issued MBS Securities with an aggregate outstanding principal amount of approximately $14.8 million.   In January 2016, we sold its three remaining MBS Securities for approximately $15.0 million, which approximated the amortized cost plus interest. We then collapsed the related three remaining MBS TOB Trusts and paid all obligations in full from the proceeds of the sales.

The following table compares total revenues and net income for the MBS Securities segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
MBS Securities
Total revenues	$18	$226	$(208)	-92.0%	$226	$1,424	$(1,198)	-84.1%
Total interest expense	$15	$158	$(143)	-90.5%	$158	$404	$(246)	-60.9%
Net income	$52	$68	$(16)	-23.5%	$68	$1,018	$(950)	-93.3%

Comparison of the years ended December 31, 2016 and 2015

The decreases in total revenues and net income are due to the sale of the remaining MBS Securities in January 2016.

Comparison of the years ended December 31, 2015 and 2014

The decrease in total revenues and net income when comparing 2015 and 2014 resulted from the change in prospective premium amortization of MBS Securities and the sale of approximately $24.6 million par value of the MBS Securities during 2014.

MF Properties Segment

At December 31, 2016, our wholly-owned subsidiary held a 99% limited partner position in one limited partnership and 100% member positions in four limited liability companies that own the MF Properties. We owned two of the MF Properties directly. These MF Properties contain a total of 2,004 rental units.

At December 31, 2015, our wholly-owned subsidiary held a 99% limited partner position in one limited partnership and 100% member positions in six limited liability companies that own the MF Properties. We owned one MF Property directly. These MF Properties contain a total of 2,217 rental units.

The following table compares total revenues, other income, total interest expense and net income for the MF Properties segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
MF Properties
Total revenues	$17,404	$17,789	$(385)	-2.2%	$17,789	$14,251	$3,538	24.8%
Other income - Gain on sale of MF Properties	14,072	4,599	9,473	206.0%	4,599	-	4,599	100.0%
Total interest expense	2,201	2,659	(458)	-17.2%	2,659	2,320	339	14.6%
Net income	8,444	2,967	5,477	184.6%	2,967	(933)	3,900	-418.0%

Comparison of the years ended December 31, 2016 and 2015

The net decrease in total revenue between 2016 and 2015 is comprised of the following factors:

•	A decrease of approximately $4.0 million in revenue due to sales of the Arboretum and Woodland Park in 2016 and Glynn Place and the Colonial in 2015.
•	An increase of approximately $3.4 million in revenue due to the acquisition of the Suites on Paseo in 2015 and Jade Park in 2016; and
•	An increase of approximately $156,000 in revenue from improving operations at existing MF Properties.

The gain on sale of MF Properties in 2016 consists of gains of approximately $12.4 million and $1.7 million from the sales of the Arboretum and Woodland Park, respectively. The gain on sale of MF Properties in 2015 consists of gains of approximately $3.4 million and $1.2 million from the sales of the Colonial and Glynn Place in 2015, respectively.

The net increase in total interest expense between 2016 and 2015 is due primarily to increases in total outstanding debt during the year, which caused an increase in expense of approximately $461,000.

The net increase in net income is due to the changes in revenues, other income and interest expense described above. In addition, the following changes to general real estate operating expenses contributed to the change in net income:

•	An increase of approximately $1.7 million in expenses related to the acquisitions of the Suite on Paseo in September of 2015 and Jade Park in September of 2016;
•	A decrease of approximately $2.0 million in expenses related to the sales of the Arboretum and Woodland Park in 2016 and sales of the Colonial and Glynn Place in 2015; and
•	A decrease of approximately $470,000 in expenses related to tax increment financing proceeds received in 2016 that are accounted for as a reduction in real estate tax expense.

Comparison of the years ended December 31, 2015 and 2014

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

Other Investments Segment

Due to the increased investments in ATAX Vantage Holdings, LLC, the Partnership added a new segment, Other Investments, during the second quarter of 2016. The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and has issued property notes receivable due from other multifamily projects.

The following table compares total revenues and net income for the Other Investments segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Other Investments
Total revenues	$1,995	$171	$1,824	1066.7%	$171	$-	$171	N/A
Net income	$1,995	$171	$1,824	1066.7%	$171	$-	$171	N/A

Comparison of the years ended December 31, 2016 and 2015

The first investments in this segment were made in the fourth quarter of 2015. The increase in total revenues and net income from 2015 to 2016 are due to additional investments in this segment, which total approximately $34.5 million at December 31, 2016.

Comparison of the years ended December 31, 2015 and 2014

The first investments in this segment were made in the fourth quarter of 2015 and there were no operations during 2014.

Discontinued Operations

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

The following table compares net income from discontinued operations for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014
Discontinued Operations:
Income from discontinued operations (including gains on sale of Consolidated VIEs of approximately $3.2 million for 2015)	$-	$3,721	$53

Debt Financing

The following table provides the details related to the total Debt Financing, net of deferred financing costs, at December 31, 2016 and 2015:

	Outstanding Debt Financings on December 31, 2016, net	Restricted Cash	Years Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,860,699	$-	2014	Jul 2017 - Jul 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	171,778,950	1,373,695	2016	(1)	(1)	(1)	(1)	(1)
Variable - TOB	42,455,000	-	2012	Dec 2016	Weekly	1.29 - 1.39%	1.62%	2.91 - 3.01%

TEBS Financings
Variable - TEBS I	60,430,991	396,412	2010	September 2017	Weekly	0.77%	1.85%	2.62%
Variable - TEBS II (2)	91,768,081	170,988	2014	July 2019	Weekly	0.75%	1.62%	2.37%
Variable - TEBS III (2)	82,089,312	3,495,592	2015	July 2020	Weekly	0.75%	1.39%	2.14%
Total Debt Financings	$495,383,033

(1) See table below for a summary of terms for the individual Term A/B Trust securitizations
(2) Facility fees are variable

	Outstanding Debt Financings on December 31, 2015, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB Trusts Securitization
Fixed - Term TOB	$160,582,124	$1,930,027	(3)	(3)	(3)	(3)	(3)	(3)
Variable - TOB	55,930,000	-	2012	April 2016 - June 2016	Weekly	0.16 - 0.68%	0.94 - 1.62%	1.1 - 2.3%

TEBS Financings
Variable - TEBS I	60,735,743	364,637	2010	September 2017	Weekly	0.04%	1.91%	1.95%
Variable - TEBS II (4)	92,280,069	163,418	2014	July 2019	Weekly	0.02%	1.42%	1.44%
Variable - TEBS III (4)	81,968,780	4,843,625	2015	July 2020	Weekly	0.02%	1.26%	1.28%
Total Debt Financings	$451,496,716

(3) See table below for a summary of terms for the individual Term TOB Trust securitizations
(4) Facility fees are variable

The fixed Term TOB Financings at December 31, 2016 are secured by the mortgage revenue bonds for Live 929 Apartments and Pro Nova 2014-1. The variable TOB Financings at December 31, 2016 are secured by three PHC Certificates.

The following table summarizes the individual Term A/B Trust securitizations at December 31, 2016:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing at December 31, 2016, net	Restricted Cash	Year Acquired	Stated Maturity	Fixed Interest Rate
Willow Run	$11,564,852	$-	2016	September 2026	3.64%
Columbia Gardens	11,565,068	-	2016	September 2026	3.64%
Concord at Little York	11,301,031	-	2016	September 2026	3.64%
Concord at Williamscrest	17,504,186	-	2016	September 2026	3.64%
Concord at Gulfgate	16,133,987	-	2016	September 2026	3.64%
Companion at Thornhill Apartment	9,666,656	-	2016	September 2026	3.64%
Seasons at Simi Valley Apartments	3,678,770	-	2016	September 2026	3.64%
Sycamore Walk	3,050,786	-	2016	September 2026	3.64%
Decatur-Angle Apartments	21,387,126	755,489	2016	September 2026	3.64%
Berrendo Square Apartments	5,409,361	-	2016	September 2026	3.64%
Laurel Crossings Apartments	6,378,482	-	2016	September 2026	3.64%
Bruton Apartments	15,258,925	618,206	2016	September 2026	3.64%
15 West Apartments	8,366,804	-	2016	December 2026	3.64%
Oaks at Georgetown A	11,709,479	-	2016	March 2017	4.56%
Harmony Terrace A	6,549,479	-	2016	March 2017	4.56%
Oaks at Georgetown B	5,229,479	-	2016	March 2017	4.56%
Harmony Terrace B	7,024,479	-	2016	March 2017	4.56%
Total A/B Trust Financing\ Weighted Average Period End Rate	$171,778,950				3.80%

The variable TOB Financings at December 31, 2015 are secured by three PHC Certificates and three MBS Securities.

The following table summarizes the individual fixed rate Term TOB Trust securitizations at December 31, 2015:

Term TOB Trusts Securitization	Outstanding Term TOB Trust Financing at December 31, 2015, net	Restricted Cash	Year Acquired	Stated Maturity	Fixed Interest Rate
Decatur Angle	$22,847,450	$1,078,823	2014	October 2016	4.26%
Live 929	37,935,981	-	2014	July 2019	4.39%
Bruton Apartments	17,246,899	851,204	2014	July 2017	4.51%
Pro Nova 2014-1	9,006,899	-	2014	July 2017	4.01%
Pro Nova 2014-2	8,371,899	-	2014	July 2017	4.01%
Concord at Gulfgate	14,936,685	-	2015	February 2018	2.76%
Concord at Little York	11,231,685	-	2015	February 2018	2.76%
Concord at Williamcrest	15,606,685	-	2015	February 2018	2.76%
Columbia Gardens	11,699,209	-	2015	December 2017	2.76%
Willow Run	11,698,732	-	2015	December 2017	2.76%
Total TOB Trust Financing\Weighted Average Period End Rate	$160,582,124				3.68%

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” and Note 17 to the Company’s consolidated financial statements for additional details.

Discussion of the Residential Properties Securing our Mortgage Revenue Bond Holdings and MF Properties as of December 31, 2016, 2015 and 2014

The following tables outline information regarding the Residential Properties on which we hold mortgage revenue bonds as investments. The tables also contain information about the MF Properties, but do not include information on the two Consolidated VIEs that have been sold and reported as discontinued operations for all periods presented. The narrative discussion that follows provides a brief operating analysis of each category for the years ended December 31, 2016, 2015 and 2014.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2016, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our mortgage revenue bonds for the non-consolidated stabilized properties was current on December 31, 2016.

						Economic Occupancy (2)
		Number	Physical Occupancy (1) at December 31,			For the Year Ended December 31,
Property Name	State	of Units	2016	2015	2014	2016	2015	2014
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments (5)	CA	88	98%	100%	n/a	99%	99%	n/a
Harden Ranch	CA	100	98%	96%	99%	99%	98%	98%
Montclair Apartments (5)	CA	80	99%	96%	n/a	99%	100%	n/a
Santa Fe Apartments (5)	CA	89	100%	99%	n/a	104%	96%	n/a
Seasons at Simi Valley (5)	CA	69	100%	100%	n/a	135%	137%	n/a
Sycamore Walk (5)	CA	112	100%	98%	n/a	101%	n/a	n/a
Tyler Park Townhomes	CA	88	99%	98%	99%	99%	99%	99%
Westside Village Market	CA	81	99%	100%	96%	101%	101%	99%
Lake Forest Apartments	FL	240	95%	97%	95%	88%	92%	87%
Ashley Square Apartments	IA	144	92%	95%	94%	91%	93%	91%
Brookstone Apartments	IL	168	98%	99%	98%	94%	94%	91%
Copper Gate	IN	128	98%	96%	95%	96%	95%	96%
Renaissance Gateway	LA	208	97%	96%	93%	103%	94%	55%
Live 929 Apartments	MD	575	85%	92%	97%	86%	89%	90%
Woodlynn Village	MN	59	98%	100%	86%	99%	97%	91%
Greens of Pine Glen Apartments	NC	168	91%	96%	93%	88%	90%	86%
Silver Moon	NM	151	91%	95%	n/a	84%	73%	n/a
Ohio Properties (4)	OH	362	93%	96%	96%	93%	95%	94%
Bridle Ridge Apartments	SC	152	99%	99%	98%	96%	98%	96%
Companion at Thornhill Apartments (5)	SC	178	95%	n/a	n/a	83%	n/a	n/a
Cross Creek Apartments	SC	144	97%	94%	94%	95%	92%	88%
Palms at Premier Park	SC	240	94%	93%	95%	82%	94%	80%
Arbors of Hickory Ridge	TN	348	86%	87%	93%	81%	85%	86%
Avistar at Chase Hill	TX	232	85%	89%	90%	76%	83%	75%
Avistar at the Crest	TX	200	95%	96%	92%	81%	87%	82%
Avistar at the Oaks	TX	156	94%	91%	91%	86%	83%	67%
Avistar in 09	TX	133	92%	95%	96%	85%	87%	81%
Avistar on the Boulevard	TX	344	89%	92%	95%	81%	82%	79%
Avistar on the Hills	TX	129	95%	95%	95%	89%	89%	80%
Bella Vista Apartments	TX	144	92%	96%	98%	94%	93%	87%
Bruton Apartments (5)	TX	264	97%	n/a	n/a	42%	n/a	n/a
Concord at Gulfgate (5)	TX	288	98%	75%	n/a	86%	74%	n/a
Concord at Little York (5)	TX	276	98%	67%	n/a	81%	67%	n/a
Concord at Williamcrest (5)	TX	288	95%	73%	n/a	84%	71%	n/a
Decatur Angle (5)	TX	302	95%	n/a	n/a	69%	n/a	n/a
Heritage Square Apartments (5)	TX	204	95%	91%	n/a	83%	58%	n/a
Runnymede Apartments	TX	252	98%	98%	97%	97%	95%	96%
South Park Ranch Apartments	TX	192	100%	100%	99%	97%	97%	95%
Vantage at Judson	TX	288	91%	89%	90%	83%	83%	48%
		7,664	94%	92%	94%	86%	87%	83%

(1) Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

(2) Economic occupancy is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Physical occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

Overall physical occupancy for the stabilized Residential Properties increased from 2015 to 2016. The increase is primarily due to the stabilization of the Concord at Gulfgate, Concord at Little York, Concord at Williamcrest, Bruton Apartments and Decatur Angle

properties during 2016. Physical occupancy also increased due to the addition of the Companion at Thornhill property during 2016. Overall physical occupancy decreased from 2014 to 2015 due to the addition of the Concord at Gulfgate, Concord at Little York, and Concord at Williamcrest properties in 2015 that did not stabilize until 2016.

Overall economic occupancy decreased slightly from 2015 to 2016. The decrease is due primarily to the recent stabilization of Bruton Apartments and Decatur Angle during 2016, which had no comparable prior year information. Overall economic occupancy increased from 2014 to 2015 due to improved economic occupancy in the Avistar portfolio of properties that stabilized in 2015.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties either do not meet the definition of a VIE or we have evaluated and determined we are not the primary beneficiary of the VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2016, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). On December 31, 2016, debt service on our mortgage revenue bonds for the non-consolidated properties which are not stabilized was current.

						Economic Occupancy (2)
		Number	Physical Occupancy (1) at December 31,			For the Year Ended December 31,
Property Name	State	of Units	2016	2015	2014	2016	2015	2014
Non-Consolidated Properties-Non Stabilized (3)
Courtyard Apartments (4)	CA	108	100%	n/a	n/a	101%	n/a	n/a
Harmony Court Bakersfield (4)	CA	96	95%	n/a	n/a	96%	n/a	n/a
Harmony Terrace (4) (7)	CA	136	n/a	n/a	n/a	n/a	n/a	n/a
Las Palmas (4)	CA	81	100%	n/a	n/a	92%	n/a	n/a
San Vicente (4)	CA	50	98%	n/a	n/a	97%	n/a	n/a
Seasons Lakewood (4) (7)	CA	85	n/a	n/a	n/a	n/a	n/a	n/a
Seasons San Juan Capistrano (4) (7)	CA	112	n/a	n/a	n/a	n/a	n/a	n/a
Summerhill (4)	CA	128	97%	n/a	n/a	96%	n/a	n/a
Village at Madera (4)	CA	75	99%	n/a	n/a	99%	n/a	n/a
Columbia Gardens (5)	SC	188	73%	86%	n/a	75%	n/a	n/a
Willow Run (5)	SC	200	74%	92%	n/a	74%	n/a	n/a
Avistar at the Parkway (6)	TX	236	89%	47%	n/a	59%	53%	n/a
Crossing at 1415 (6)	TX	112	43%	73%	n/a	35%	45%	n/a
Heights at 515 (6)	TX	97	77%	82%	n/a	57%	75%	n/a
Oaks at Georgetown (4) (7)	TX	192	n/a	n/a	n/a	n/a	n/a	n/a
Vantage at Harlingen (6)	TX	288	94%	82%	n/a	68%	55%	n/a
15 West Apartments (4)	WA	120	99%	n/a	n/a	72%	n/a	n/a
		2,304	86%	76%	n/a	66%	54%	n/a

(1) Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

(2) Economic occupancy is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Physical  occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

(5) Previous period occupancy numbers are not available as these were new investments in late 2015.

(6) Previous period occupancy numbers are not available as these were new investments in 2015.

(7) Current period occupancy numbers are not available as these were new investments in December 2016.

Physical and economic occupancy increased from 2015 to 2016 primarily due to the addition of non-stabilized Residential Properties with high occupancy in 2016. These new Residential Properties may show a decline in physical and economic occupancy in the near term as the properties go through substantial rehabilitations. There is no comparable data for the non-stabilized Residential Properties in 2014 since they were either under significant renovations or were new investments made in 2015 or 2016.

MF Properties

The seven MF Properties are owned by us and our wholly-owned subsidiary. We own two MF Properties directly, and the subsidiary holds a 99% limited partner interest in one limited partnership and 100% of the membership interests in four limited liability companies.  The properties are encumbered by mortgage loans with an aggregate principal balance of $51.7 million at December 31, 2016.  We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2016, all the MF Properties have met the stabilization criteria (see footnote 3 below the table). On December 31, 2016, debt service on our mortgage payables was current.

						Economic Occupancy (2)
		Number	Physical Occupancy (1) at December 31,			For the Year Ended December 31,
Property Name	State	of Units	2016	2015	2014	2016	2015	2014
MF Properties-Stabilized (3)
Suites on Paseo (4)	CA	394	96%	89%	n/a	80%	83%	n/a
Jade Park (5)	FL	144	89%	n/a	n/a	83%	n/a	n/a
Eagle Village	IN	511	80%	90%	68%	86%	84%	67%
Northern View	KY	294	100%	90%	85%	90%	80%	91%
The 50/50 MF Property	NE	475	72%	99%	96%	96%	96%	n/a
Residences at DeCordova	TX	110	97%	96%	94%	93%	92%	92%
Residences at Weatherford	TX	76	100%	100%	97%	101%	99%	99%
		2,004	87%	93%	84%	85%	89%	82%

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

(5) Previous period economic occupancy numbers reflect results for the four months ended December 31, 2015 as the property became an MF Property in September 2015.

(5) Previous period occupancy numbers are not available as the MF property was acquired in September 2016.

The overall decrease in physical occupancy from 2015 to 2016 is due to declining occupancy at the 50/50 MF Property during 2016 and the addition of Jade Park with a physical occupancy that is lower than the average of other MF Properties. The Partnership is implementing marketing and pricing changes at the 50/50 MF Property to increase physical occupancy for the fall 2017 semester. We also anticipate improving physical occupancy at the Jade Park MF Property as we have more experience managing the property. The increase in physical occupancy from 2014 to 2015 is due to general improvements in operations during 2015 at multiple MF Properties.

The overall decrease in economic occupancy from 2015 to 2016 is due declining occupancy at the 50/50 MF Property during 2016 and the addition of Jade Park with an economic occupancy that is lower than the average of other MF Properties. The Partnership is implementing marketing and pricing changes at the 50/50 MF Property to increase economic occupancy for the fall 2017 semester. We also anticipate improving economic occupancy at the Jade Park MF Property as we have more experience managing the property. The increase in economic occupancy from 2014 to 2015 was due to the stabilization of the 50/50 MF Property and improved operations at Eagle Village.

Results of Operations

The tables and following discussions of our change in total revenues, total expenses, and net income for the years ended December 31, 2016, 2015 and 2014 (in thousands) should be read in conjunction with the Company’s consolidated financial statements and Notes thereto filed in Item 8 of this report.

The following table compares revenue and other income for the Partnership for the periods presented (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Revenues and Other Income:
Property revenues	$17,405	$17,789	$(384)	-2.2%	$17,789	$14,251	$3,538	24.8%
Investment income	36,893	34,410	2,483	7.2%	34,410	26,606	7,804	29.3%
Contingent interest income	2,021	4,757	(2,736)	-57.5%	4,757	40	4,717	11792.5%
Other interest income	2,660	2,624	36	1.4%	2,624	856	1,768	206.5%
Other income	-	373	(373)	N/A	373	188	185	98.4%
Gain on sale of MF Property	14,072	4,599	9,473	206.0%	4,599	-	4,599	100.0%
Gain on sale of securities	8	-	8	100.0%	-	3,702	(3,702)	N/A
Total Revenues and Other Income	$73,059	$64,552	$8,507	13.2%	$64,552	$45,643	$18,909	41.4%

Discussion of the Total Revenues for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Property revenues.  The net decrease in total revenue between 2016 and 2015 is comprised of the following factors:

•	A decrease of approximately $4.0 million in revenue due to sales of the Arboretum and Woodland Park in 2016 and Glynn Place and the Colonial in 2015;
•	An increase of approximately $3.4 million in revenue due to the acquisition of the Suites on Paseo in 2015 and Jade Park in 2016; and
•	An increase of approximately $156,000 in revenue from improving operations at existing MF Properties.

Investment income. The net increase in investment income between 2016 and 2015 is comprised of the following factors:

•	An increase of approximately $4.5 million in recurring investment interest income related mortgage revenue bond acquisitions during 2015 and 2016;
•	A decrease of approximately $2.6 million in recurring investment income from mortgage revenue bond redemptions in 2015 and 2016;
•	A decrease of approximately $106,000 in interest income from PHC Certificates due to principal paydowns;
•	A decrease of approximately $208,000 in interest income from MBS Securities due to the sale of the remaining MBS Securities in the first quarter of 2016; and
•	An increase of approximately $719,000 in preferred return income from investments in unconsolidated entities.

Contingent interest income. In 2016, we realized contingent interest of approximately $642,000 from excess cash flow on the Ashley Square and Lake Forest mortgage revenue bonds and approximately $1.4 million on settlement of the Foundation for Affordable Housing property loan. In 2015, we realized approximately $4.8 million of contingent interest from the sale of the Bent Tree and Fairmont Oaks mortgage revenue bonds in the fourth quarter.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by us and was fairly consistent from 2015 to 2016. The net increase is due to various offsetting factors:

•	An increase of approximately $1.1 million from property loans to the Vantage at Brooks and Vantage at Braunfels multifamily development projects which began in the fourth quarter of 2015;
•	An increase of approximately $347,000 in interest on other property loans and a new loan with the Winston Group, Inc. in 2016; and
•	A decrease of approximately $1.4 million in interest income from the Fairmont Oaks property loan that was settled in the fourth quarter of 2015.

Gains on the sales of MF Properties and securities. The gain on sale of MF Properties in 2016 consists of gains of approximately $12.4 million and $1.7 million from the sales of the Arboretum and Woodland Park, respectively. The gain on sale of MF Properties in 2015 consists of gains of approximately $3.4 million and $1.2 million from the sales of the Colonial and Glynn Place in 2015, respectively. The gain on sale of securities for 2016 is form the sale of the Pro Nova 2014-2 mortgage revenue bond.

Other income.  Other income recognized in 2015 is predominately attributable to development fee income related to the Silver Moon Apartment project which was completed in 2015.  There was no other income reported for 2016.

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

The following table compares expenses for the Partnership for the periods presented (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$9,223	$10,053	$(830)	-8.3%	$10,053	$7,797	$2,256	28.9%
Provision for loan loss	-	-	-	0.0%	-	75	(75)	0.0%
Impairment charge	62	-	62	100.0%	-	-	-	100.0%
Depreciation and amortization	6,863	6,505	358	5.5%	6,505	4,898	1,607	32.8%
Amortization of deferred financing costs	1,863	1,623	240	14.8%	1,623	1,184	439	N/A
Interest	15,470	14,826	644	4.3%	14,826	11,166	3,660	32.8%
General and administrative	10,835	8,661	2,174	25.1%	8,661	5,546	3,115	56.2%
Total Expenses	$44,316	$41,668	$2,648	6.4%	$41,668	$30,666	$11,002	35.9%

Discussion of the Total Expenses for the Year Ended December 31, 2016 Compared to December 31, 2015

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses is fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses was due to the following factors:

•	An increase of approximately $1.7 million in expenses related to the acquisitions of the Suite on Paseo in September of 2015 and Jade Park in September of 2016;
•	A decrease of approximately $2.0 million in expenses related to the sales of the Arboretum and Woodland Park in 2016 and sales of the Colonial and Glynn Place in 2015; and
•	A decrease of approximately $470,000 in expenses related to tax increment financing proceeds received in 2016 that are accounted for as a reduction in real estate tax expense.

Impairment charge.  Impairment expense in 2016 is related to land held for development in St. Petersburg, FL that was recognized in the second quarter of 2016. See Note 9 of Item 8 of this Form 10-K for additional information.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting. The overall decrease in real estate operating expenses was due to the following factors:

•	An increase of approximately $1.4 million in depreciation and amortization related to the acquisitions of the Suite on Paseo in September of 2015 and Jade Park in September of 2016;
•	A decrease of approximately $1.1 million in expenses related to the sales of the Arboretum and Woodland Park in 2016 and sales of the Colonial and Glynn Place in 2015.

Amortization of deferred financing costs. The overall increase in amortization of deferred financing costs in 2016 is due to the following factors:

•	An increase of approximately $290,000 in amortization related to the M33 TEBS Financing that originated in July 2015; and
•

An increase of approximately $146,000 in amortization related to the new Term A/B Trust Financings in September and December of 2016 and amortization of deferred financing costs related to our line of credit arrangements.

Interest expense. The net increase in interest expense between 2016 and 2015 is due to the following factors:

•	An increase of approximately $2.5 million in expense due to higher outstanding debt balances during 2016;
•

A decrease of approximately $1.8 million in expense related to market to market adjustments on derivative financial instruments. We recognized a net decrease in expense on the mark to market adjustments of approximately $18,000 during 2016 and a net increase in expense of approximately $1.8 million in 2015.

General and administrative expenses.  The overall increase in general and administrative expenses is due to an approximately $1.6 million increase in salary, benefits and restricted unit award compensation expenses and an approximately $532,000 increase in administrative and professional fees.

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

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting.  Approximately $2.2 million of the net increase in depreciation and amortization was related to the 50/50 MF Property which was placed in service in August 2014 and the addition of the Suites on Paseo in September 2015. Offsetting this increase was a decrease of approximately $563,000 related to the sale of The Colonial and Glynn Place in 2015.

Amortization of deferred financing costs. The increase in amortization of deferred financing costs due primarily to an approximately $516,000 increase in amortization related to the M31 and M33 TEBS Financings. The M31 TEBS Financing originated in July 2014 and the M33 TEBS Financing originated in July 2015.

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

The following table compares income from discontinued operations of the Partnership for the periods presented (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Discontinued Operations:
Income from discontinued operations (including gains on sale of Consolidated VIEs of approximately $3.2 million for 2015)	$-	$3,721	$53

Income from discontinued operations.  The discontinued operations reported in 2015 is comprised of approximately $3.2 million of gain on sales related to Bent Tree and Fairmont Oaks (the Consolidated VIEs) in the fourth quarter and their related results of operations during the year. The discontinued operations reported in 2014 was the result of operations related to the Consolidated VIEs.

Liquidity and Capital Resources

The Partnership’s principal source of cash flow includes:

•	Interest income earned on mortgage revenue bonds
•	Interest income earned on the PHC Certificates
•	Excess cash flow generated by the MF Properties
•	Excess proceeds from the sale of assets
•	Cash flow, net of expenses, from general Partnership operations

Other sources of cash flow may include:

•	Interest payments received from property loans
•	Contingent interest received from investments in mortgage revenue bonds or property loans

Interest income is primarily comprised of fixed rate base interest payments received on our mortgage revenue bonds and PHC Certificates which provides fairly consistent cash receipts throughout the year.  Certain of the mortgage revenue bonds may also generate payments of contingent interest to us from time to time when the underlying Residential Properties generate excess net cash flow.   For additional details, see Item 8, Cash Flows from Operating and Investing Activities sections of the Company’s consolidated statement of cash flows.

Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from our ownership of these properties.  The economic performance of the MF Properties depends on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an apartment property.  For discussion related to economic risk see Item 1A, “Risk Factors” in the Company’s report.

Other sources of cash available to the Partnership include:

•	Unsecured lines of credit
•	Secured line of credit
•	Debt financing
•	Mortgages payable and other secured financings
•	Sale of Series A Preferred Units
•	Sale of additional BUC’s

On December 31, 2016, the Partnership had borrowed the following amounts:

•	Unsecured lines of credit - $40 million
•	Secured line of credit, net - $19.8 million
•	Debt financing, net - $495.4 million, and
•	Mortgages payable and other secured financing, net - $51.4 million

In addition, at December 31, 2016, the Partnership had issued approximately 4.1 million Series A Preferred units resulting in cash flow of approximately $40.8 million, net of issuance costs.  We did not issue any additional BUCs during 2016.  See Notes 15, 16, 17, 18 and 21 to the Partnership’s consolidated financial statements for additional details.

Our principal uses of cash are (i) general, administrative and operating expenses, (ii) interest and principal payable on the unsecured and secured lines of credit, (iii) interest and principal payable on the debt financing and mortgages payable and other secured financing, and (iv) payment of distributions to Series A Preferred Unitholders and BUC holders.  We also use cash to acquire additional investments.

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

(ii)	Payment of interest and principal on unsecured and secured lines of credit

We maintain two unsecured lines of credit and one secured line of credit. Our operating line of credit allows for the advance of up to $7.5 million to be used for general operations. We are required to make prepayments of the principal to reduce outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter.  We fulfilled this requirement during the three months ended December 31, 2016. Our $50 million revolving line of credit is utilized to for the purchase of multifamily real estate, taxable or tax-exempt mortgage revenue bonds. Advances on the line of credit are due on the 270th day following the advance date, but may be extended by making certain payments for up to an additional 270 days. Our $20 million secured term line of credit is used to finance the purchase of mortgage revenue bonds and matures in March 2017.

We anticipate paying off the balances on our unsecured and secured lines of credit by entering into fixed-rate debt financing arrangements, to be secured with the previously acquired mortgage revenue bonds.  See Notes 15 and 16 of the Partnership’s consolidated financial statements for additional details.  In addition, see Note 28 to the Partnership’s consolidated financial statements for disclosure of activity subsequent to December 31, 2016.

(iii)	Payment of interest and principal on debt and mortgages payable and other secured financing

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of mortgage revenue bonds and other investments. The financing arrangements generally involve the securitization of mortgage revenue bonds and other investments into trusts whereby we retain beneficial interests in the trusts that provide certain rights to the underlying investment assets. The remaining beneficial interests are sold to unaffiliated parties with the proceeds being received by the Partnership. The beneficial interests held by unaffiliated parties require periodic interest payments, which may be fixed or variable depending on the terms of the arrangement, and scheduled principal payments.

Our mortgages payable and other secured financing arrangements are used to leverage our MF Properties. The mortgages and other secured financing are entered into with financial institutions and are secured by security interests in the MF Properties. The mortgages and other secured financing bear interest, which may be fixed or variable depending on the terms of the arrangement, and scheduled principal payments.

We anticipate refinancing all financing arrangements coming due in 2017 with similar arrangements of terms greater than one year.

See Notes 17 and 18 to the Partnership’s consolidated financial statements for additional details on the maturity of the debt obligations at December 31, 2016.  In addition, see Note 28 to the Partnership’s consolidated financial statements for investment and debt obligation activity subsequent to December 31, 2016.

(iv)	Payment of distributions to the Unitholders – Series A Preferred and BUC holders

Distributions to the Series A Preferred unitholders, if declared by the General Partner, will be paid at a fixed rate of 3.0% annually.  The Series A Preferred units are non-cumulative, non-voting and non-convertible.  See Note 21 to our consolidated financial statements for more detail.

Distributions to the BUC holders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by us from our portfolio of mortgage revenue bonds and other investments, the amount of our outstanding debt and the effective interest rates paid by us on this debt, the level of operating and other cash expenses incurred by us, and the number of units outstanding. During the year ended December 31, 2016, we generated cash available for distribution of $0.50 per unit. For further discussion, see “Cash Available for Distribution” in this section.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target constraints for each type of financing obligation utilized by us to manage an overall 65% leverage constraint, as previously established by the Partnership’s Board of Managers (the “Board”).  The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We defined our leverage constraint as total outstanding debt divided by total assets using the carrying value of the mortgage revenue bonds, PHC Certificates, initial finance costs and the MF Properties at cost. On December 31, 2016, our overall leverage constraint was approximately 65%.  On February 27, 2017, the Board approved an increase in the leverage constraint to 70%.

Cash Flows

In fiscal 2016, we generated $3.7 million of cash, which was the net result of $15.2 million provided by operating activities, $83.1 million used in investing activities, and $71.5 million provided by financing activities.

Cash provided by operating activities totaled $15.2 million in 2016, as compared to $19.4 million generated in 2015. The decrease was mainly driven by a $2.7 million decrease in 2016 net income due to factors described in the Results of Operations section of this Item 7 above and a smaller adjustment to net income for the non-cash (gain) loss on derivatives of $1.8 million.

Cash used in investing activities totaled $83.1 million in 2016, as compared to $138.7 million in 2015. The decrease is due to a decrease in cash paid to acquire mortgage revenue bonds of $58.0 million.

Cash provided by financing activities totaled $71.5 million in 2016, as compared to $87.2 million in 2015. Major factors that caused the decrease are a reduction in net borrowing on debt financing of $67.2 million, an increase of $9.6 million in principal payments on mortgages payable and an increase in distributions paid of $2.7 million. These reductions are offset by $40.9 million in proceeds from issuances of Series A Preferred Units and a net increased on unsecured and secured lines of credit of $23.6 million.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Cash Available for Distribution

We utilize a calculation of CAD as a metric to help us determine the Partnership’s ability to make distributions to Unitholders.  We believe that CAD provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, we begin with net income and add back non-cash expenses consisting of amortization expense related to debt financing costs and bond issuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds and property loans, losses related to VIEs including depreciation expense, RUAs, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with GAAP and deducts Tier 2 income (see Note 2 to the Partnership’s consolidated financial statements) attributable to the Partnership as defined in the Amended and Restated LP Agreement.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although we consider CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

Currently cash distributions are made to the Partnership’s Unitholders at an annual rate of $0.50 per unit. The amount of the cash per unit distributed by us may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available to us for this purpose. During the years ended December 31, 2016 and 2015, we generated Cash Available for Distribution of $0.50 and $0.53 per unit, respectively. We believe that as we continue to implement our current investment plans, we will be able to continue to generate sufficient CAD to maintain cash distributions to Unitholders at the existing level of $0.50 per unit per year without the use of other available cash.  However, there is no assurance that we will be able to generate CAD at levels in excess of the current annual distribution rate, which could result in a reduced annual distribution rate per unit.

The following tables show the calculation of CAD (and a reconciliation of our net income (loss) as determined in accordance with GAAP to our CAD) for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,
	2016	2015	2014
Partnership net income	$23,784,507	$26,609,023	$15,033,861
Net (income) loss related to VIEs and eliminations due to consolidation	-	(3,721,397)	635,560
Net income before impact of Consolidated VIE	23,784,507	22,887,626	15,669,421
Change in fair value of derivatives and interest rate derivative amortization	(17,618)	1,802,655	2,003,350
Depreciation and amortization expense	6,862,530	6,505,011	4,897,916
Provision for loan loss	-	-	75,000
Impairment expense	61,506	-	-
Amortization of deferred financing costs	1,862,509	1,622,789	1,183,584
Restricted units compensation expense	833,142	-	-
Deferred income taxes	366,000	-	-
Redeemable Series A preferred unit distribution and accretion	(583,407)	-	-
Tier 2 Income distributable to the General Partner (1)	(2,858,650)	(2,338,956)	(937,106)
Developer income (2)	-	18,159	619,948
Bond purchase premium (discount) amortization (accretion), net of cash received	(106,439)	1,300,932	116,329
Provision for loss on receivables	-	-	-
Depreciation and amortization related to discontinued operations	-	7,432	8,208
Total CAD	$30,204,080	$31,805,648	$23,636,650

Weighted average number of units outstanding, basic	60,182,264	60,252,928	59,431,010
Net income per unit, basic	$0.34	$0.34	$0.25
Total CAD per unit, basic	$0.50	$0.53	$0.40
Distributions per unit	$0.50	$0.50	$0.50

(1) As described in Note 3 to the Company’s consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the Unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•

For the year ended December 31, 2016, we realized contingent interest of approximately $642,000 from excess cash flow on the Ashley Square and Lake Forest mortgage revenue bonds and approximately $1.4 million on settlement of the Foundation for Affordable Housing property loan, which resulted in Tier 2 income allocable to the general partner of approximately $505,000. In addition, we realized gross gains of approximately $12.4 million and $1.7 million from the sales of the Arboretum and Woodland Park, respectively. After consideration of income taxes, the gain on these sales resulted in approximately $2.4 million allocable to the general partner.

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

The table below identifies the composition of CAD per unit earned by us for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Total CAD per unit	$0.50	$0.53	$0.40
Non-Recurring CAD per unit
General and administrative non-recurring expenses	-	0.006	-
One-time expenses related to MF Properties	-	0.007	-
Non-recurring CAD per unit total	-	0.013	-
Recurring CAD per unit	$0.50	$0.54	$0.40

The non-recurring CAD per unit reflects activity that will not recur within a two–year period.

Off Balance Sheet Arrangements

As of December 31, 2016 and 2015, we held mortgage revenue bonds which are collateralized by Residential Properties.  The Residential Properties are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.  The Consolidated VIEs did not have off-balance sheet arrangements.  For additional discussions related to guarantees, see Note 20 to the Company’s consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than what is disclosed in Note 24 to the Company’s consolidated financial statements.

Contractual Obligations

As discussed in Notes 15 through 18 to the Company’s consolidated financial statements, the amounts maturing in 2017 consist of the principal paid on the TEBS credit facility with Freddie Mac, the TOB, Term TOB and Term A/B credit facilities with DB, and payments on the MF Property mortgages.  Our strategic objective is to leverage our bond portfolio utilizing long term securitization financings either with Freddie Mac through its TEBS program or with Deutsche Bank through its Term A/B Trust program.  This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

As part of our strategy of acquiring mortgage revenue bonds, we will enter into bond purchase commitments related to mortgage revenue bonds to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and mortgage revenue bonds.  We account for our Bond Purchase Commitments as available-for-sale securities and record the estimated fair value of the Bond Purchase Commitments as an asset or liability with changes in such valuation recorded in other comprehensive income.  See Note 20 to the Company’s consolidated financial statements for additional details.

We have the following contractual obligations as of December 31, 2016:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations
Lines of credit - secured and unsecured	$60,000,000	$60,000,000	$-	$-	$-
Debt financing	500,268,901	148,105,926	133,726,552	83,785,922	134,650,501
Mortgages payable and other secured financings	51,719,928	8,270,379	12,641,257	30,808,292	-
Purchase Obligations
Forward bond purchase commitments	66,940,000	50,540,000	16,400,000	-	-
Total	$618,928,829	$206,916,305	$162,767,809	$114,594,214	$134,650,501

We are also contractually obligated to pay interest on our long-term debt obligations. The weighted average interest of our lines of credit is 3.1% at December 31, 2016. The weighted average interest of our debt financing is 3.1% at December 31, 2016. The weighted average interest of our mortgages payable and other secured financings is 3.8% at December 31, 2016.

Inflation

With respect to the financial results of our investments in mortgage revenue bonds and MF Properties, substantially all of the resident leases at the Residential Properties, which collateralize our mortgage revenue bonds, allow for adjustments in the rent payable at the time of renewal, subject to rent restrictions related to mortgage revenue bonds. Thus, the MF Properties may be able to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on our financial results for the years presented in this report.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make a number of judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by us. All of our significant accounting policies are described in Note 2 and 25 to the Company’s consolidated financial statements which are incorporated by reference. We consider the following to be our critical accounting policies because they involve our judgments, assumptions and estimates that significantly affect the financial statements. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.

Variable Interest Entities

Under the consolidation guidance, the Partnership must evaluate entities in which it holds a variable interest to determine if the entities are variable interest entities (“VIEs”) and if the Partnership is the primary beneficiary. The entity that is deemed to have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, is considered the primary beneficiary. If the Partnership is deemed to be the primary beneficiary, then it must consolidate the VIEs in the consolidated financial statements.  The Company has consolidated all VIEs in which it has determined it is the primary beneficiary. In the Company’s consolidated financial statements, all transactions and accounts between the Partnership and the Consolidated VIEs have been eliminated in consolidation.

The Partnership re-evaluates all VIEs at each reporting date based on events and circumstances at the VIEs.  As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.

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

Interest rate derivatives. The effect of the Partnership’s interest rate derivatives is to set a cap, or upper limit, on the base rate of interest paid on the Partnership’s variable rate debt equal to the notional amount of the derivative agreement.   The effect of the Partnership’s interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The fair value of the interest rate derivatives is based on a model whose inputs is not observable and therefore is categorized as a Level 3 input.  The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Financial liabilities. The Partnership calculates a fair value of each financial liability using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented.  This estimate of fair value is based on Level 3 inputs.

Mortgage Revenue Bond, Taxable Bonds and Bond Purchase Commitments Impairment

The Partnership periodically reviews each of its mortgage revenue bonds, taxable bonds and bond purchase commitments for impairment.  The Partnership evaluates whether unrealized losses are considered to be other-than-temporary based on a number of factors including:

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

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost, if the Partnership has the intent to sell or may be required to sell the security prior to the time that their value recovers or until maturity, and whether the Partnership expects to recover the securities’ entire amortized cost basis.

The recognition of other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

PHC Certificates Impairment

The Partnership accounts for its investments in PHC Certificates under the guidance for accounting for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale securities and are reported at estimated fair value. The net unrealized gains or losses on these investments is reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.

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

Real Estate Assets Impairment

The Partnership reviews real estate assets at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. When indicators of potential impairment suggest that the carrying value of the real estate assets may not be recoverable, the Partnership compares the carrying amount to the undiscounted net cash flows expected to be generated from the use of the assets. If the carrying value exceeds the undiscounted net cash flows, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, see Note 2 to the Company’s consolidated financial statements which are incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposures are interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in mortgage revenue bonds and PHC Certificates and our debt financing, mortgages payable and other secured financing.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  The nature of our mortgage revenue bonds, PHC Certificates and the debt financing used to finance these investments exposes us to financial risk due to fluctuations in market interest rates.  The mortgage revenue bonds and PHC Certificates bear base interest at fixed rates.  In addition, the mortgage revenue bonds may also pay contingent interest which fluctuates based upon the cash flows of the underlying property.

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

Defaults on the mortgage revenue bonds, taxable property loans, or the public housing authorities loans backing the PHC Certificates may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the mortgage revenue bond or taxable property loan secured by the property.  In the event of a default on a mortgage revenue bond or taxable property loan, we will have the right to foreclose on the mortgage or deed of trust securing the property. If we take ownership of the property securing a defaulted mortgage revenue bond, we will be entitled to all net rental revenues generated by the property. If such an event occurs, these amounts will not provide tax-exempt income.

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

Mortgage Revenue Bonds and PHC Certificate Sensitivity Analysis

We value our mortgage revenue bonds using discounted cash flow and yield to maturity analyses which encompasses judgment in its application.  The key assumption in our yield to maturity analysis is the range of effective yields of the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond.

We also value the PHC certificates based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs it believes would be used by market participants.  Our fair value estimates encompass judgment and are compared to external pricing services when available.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  If available, we may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and our analyses provide indicative pricing only. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The table below summarizes the sensitivity analysis metrics related to the investments in the mortgage revenue bonds and PHC Certificates at December 31, 2016:

Description	Estimated Fair Value in 000's	Range of Effective Yields as Reported in Notes 6 and 7		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$680,211	4.9%	- 12.4%	5.4%	- 13.6%	$35,868
PHC Certificates	57,158	4.3%	- 6.0%	4.7%	- 6.6%	1,863

Geographic Risk

The properties securing the Partnership’s mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations in California and Texas. At December 31, 2016, and 2015, the concentration in California as a percentage of principal outstanding was approximately 20% and 8%, respectively. At December 31, 2016, and 2015, the concentration in Texas as a percentage of principal outstanding was approximately 45% and 51%, respectively. At December 31, 2016, and 2015, the concentration in South Carolina as a percentage of principal outstanding was approximately 12% and 12%, respectively.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At December 31, 2016, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs range between 3.1% and 3.9%;
•	The secured LOC has a rate of 3.1%;
•	The M24, M31, and M33 TEBS facilities range between 2.1% and 2.6%;
•	The Term TOB Trusts securitized by mortgage revenue bonds range between 4.0% and 4.4%;
•	The Term A/B Trusts securitized by mortgage revenue bonds range between 3.6% and 4.6%;
•	The TOB Trusts securitized by PHC Certificates range between 2.9% and 3.0%;
•	The mortgages payable and other secured financings range between 3.5% and 4.8%.

We manage our interest rate risk on our debt financing by entering into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on the variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at December 31, 2016:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value - Asset (Liability) (1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
Sept 2010	$31,936,667	3.0%	Sept 2017	$921,000	$2	M24 TEBS	5.0%	Bank of New York Mellon
Sept 2010	31,936,667	3.0%	Sept 2017	845,600	2	M24 TEBS	5.0%	Barclays Bank PLC
Sept 2010	31,936,667	3.0%	Sept 2017	928,000	2	M24 TEBS	5.0%	Royal Bank of Canada
Aug 2013	93,305,000	1.5%	Sept 2017	793,000	619	M24 TEBS	3.5%	Deutsche Bank
Feb 2014	41,250,000	1.0%	March 2017	230,500	2	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc
July 2014	31,565,000	3.0%	Aug 2019	315,200	34,614	M31 TEBS	4.4%	Barclays Bank PLC
July 2014	31,565,000	3.0%	Aug 2019	343,000	34,614	M31 TEBS	4.4%	Royal Bank of Canada
July 2014	31,565,000	3.0%	Aug 2019	333,200	34,614	M31 TEBS	4.4%	SMBC Capital Markets, Inc
July 2015	28,095,000	3.0%	Aug 2020	210,000	93,045	M33 TEBS	4.3%	Wells Fargo Bank
July 2015	28,095,000	3.0%	Aug 2020	187,688	93,045	M33 TEBS	4.3%	Royal Bank of Canada
July 2015	28,095,000	3.0%	Aug 2020	174,900	93,045	M33 TEBS	4.3%	SMBC Capital Markets, Inc
					$383,604

(1) For additional details, see Note 25 to the Partnership's consolidated financial statements.

We have also contracted for two interest rate swaps with DB related to the Decatur Angle and Bruton Term A/B Financings securitized by mortgage revenue bonds for Decatur Angle and Bruton Apartments. The following table summarizes the terms of the interest rate swaps at December 31, 2016 and 2015:

Purchase Date	Initial Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	December 31, 2016 - Fair Value of Liability	December 31, 2015 - Fair Value of Liability
Sept 2014	$23,000,000	Oct 2016	Oct 2021	1.96%	0.53%	70% 30-day LIBOR	Deutsche Bank	$(738,574)	$(737,219)
Sept 2014	$18,126,731	April 2017	April 2022	2.06%	N/A	70% 30-day LIBOR	Deutsche Bank	(600,709)	(579,856)
								$(1,339,283)	$(1,317,075)

These interest rate derivatives and interest rate swaps are not designated as hedging instruments and, accordingly, they are recorded at fair value with changes in fair value included in current period earnings as interest expense. See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives and interest rate swap arrangements.

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

The interest rate sensitivity table above represents the change in net interest income, and CAD, over the next twelve months assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve.  Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions.

No assurance can be made that the assumptions included in the Table presented herein will occur or that other events would not occur that would affect the outcomes of the analysis.  Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2016, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
America First Multifamily Investors, L.P.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for the year then ended present fairly, in all material respects, the financial position of America First Multifamily Investors, L.P. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report On Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
America First Multifamily Investors, L.P.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of America First Multifamily Investors, L.P. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the two years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Multifamily Investors, L.P. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 6, 7, and 25, the consolidated financial statements include total investments valued at approximately $655,000,000 (75% of total assets) and $521,000,000 (70% of total assets) as of December 31, 2015 and 2014, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  At December 31, 2015, management’s estimates were based on discounted cash flows or yield to maturity analyses performed by management.

As discussed in Notes 17 and 26 to the consolidated financial statements, the accompanying 2015 consolidated financial statements have been retrospectively adjusted for a segment change and the adoption of guidance related to the presentation of deferred financing costs.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 3, 2016 (November 2, 2016 as to the effects of retrospective adjustment for a segment change and the presentation of deferred financing costs discussed in Notes 17 and 26)

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$20,748,521	$17,035,782
Restricted cash	6,757,699	8,950,374
Interest receivable, net	6,983,203	5,220,859
Mortgage revenue bonds held in trust, at fair value (Note 6)	590,194,179	536,316,481
Mortgage revenue bonds, at fair value (Note 6)	90,016,872	47,366,656
Public housing capital fund trusts, at fair value (Note 7)	57,158,068	60,707,290
Mortgage-backed securities, at fair value (Note 8)	-	14,775,309
Real estate assets: (Note 9)
Land and improvements	17,354,587	17,887,505
Buildings and improvements	113,089,041	139,153,699
Real estate assets before accumulated depreciation	130,443,628	157,041,204
Accumulated depreciation	(16,217,028)	(16,023,814)
Net real estate assets	114,226,600	141,017,390
Investment in unconsolidated entities (Note 10)	19,470,006	-
Property loans, net of loan loss allowance (Note 11)	29,763,334	22,775,709
Other assets (Note 13)	8,795,192	12,944,633
Total Assets	$944,113,674	$867,110,483

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,255,327	$5,667,948
Distribution payable	8,017,950	8,759,343
Unsecured lines of credit (Note 15)	40,000,000	17,497,000
Secured line of credit, net (Note 16)	19,816,667	-
Debt financing, net (Note 17)	495,383,033	451,496,716
Mortgages payable and other secured financing, net (Note 18)	51,379,512	69,247,574
Derivative swaps, at fair value (Note 19)	1,339,283	1,317,075
Total Liabilities	623,191,772	553,985,656

Commitments and Contingencies (Note 20)

Redeemable Series A preferred units, approximately $40.9 million redemption value, 10.0 million authorized, 4.1 million and 0.0 million issued and outstanding, respectively (Note 21)	40,788,034	-

Partnersʼ Capital
General Partner (Note 1)	102,536	399,077
Beneficial Unit Certificate holders	280,026,669	312,720,264
Total Partnersʼ Capital	280,129,205	313,119,341
Noncontrolling interest (Note 9)	4,663	5,486
Total Capital	280,133,868	313,124,827
Total Liabilities and Partnersʼ Capital	$944,113,674	$867,110,483

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Property revenues	$17,404,439	$17,789,125	$14,250,572
Investment income	36,892,996	34,409,809	26,606,234
Contingent interest income	2,021,077	4,756,716	40,000
Other interest income	2,660,238	2,624,262	856,217
Other income	-	373,379	188,000
Total revenues	58,978,750	59,953,291	41,941,023
Expenses:
Real estate operating (exclusive of items shown below)	9,223,108	10,052,669	7,796,761
Provision for loan loss	-	-	75,000
Impairment charge	61,506	-	-
Depreciation and amortization	6,862,530	6,505,011	4,897,916
Amortization of deferred financing costs	1,862,509	1,622,789	1,183,584
Interest expense	15,469,639	14,826,217	11,165,911
General and administrative	10,837,188	8,660,889	5,547,208
Total expenses	44,316,480	41,667,575	30,666,380
Other Income:
Gain on sale of MF Properties	14,072,317	4,599,109	-
Gain on sale of securities	8,097	-	3,701,772
Income before income taxes	28,742,684	22,884,825	14,976,415
Income tax expense	4,959,000	-	-
Income from continuing operations	23,783,684	22,884,825	14,976,415
Income from discontinued operations (including gain on sale of VIEs of approximately $3.2 million in 2015)	-	3,721,397	52,773
Net income	23,783,684	26,606,222	15,029,188
Net loss attributable to noncontrolling interest	(823)	(2,801)	(4,673)
Partnership net income	23,784,507	26,609,023	15,033,861
Redeemable Series A preferred unit distributions and accretion	(583,407)	-	-
Net income available to Partners	$23,201,100	$26,609,023	$15,033,861

Net income (loss) available to Partners and noncontrolling interest allocated to:
General Partner	$2,992,106	$2,474,274	$1,056,316
Limited Partners - Unitholders	20,176,693	20,413,352	14,613,105
Limited Partners - Restricted Unitholders	32,301	-	-
Unallocated gain (loss) of Consolidated VIEs	-	3,721,397	(635,560)
Noncontrolling interest	(823)	(2,801)	(4,673)
	$23,200,277	$26,606,222	$15,029,188
Unitholdersʼ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.34	$0.34	$0.25
Income from discontinued operations (Note 2)	-	-	-
Net income per unit, basic and diluted	$0.34	$0.34	$0.25
Distributions declared, per unit	$0.50	$0.50	$0.50
Weighted average number of units outstanding, basic	60,182,264	60,252,928	59,431,010
Weighted average number of units outstanding, diluted	60,182,264	60,252,928	59,431,010

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$23,783,684	$26,606,222	$15,029,188
Reversal of net unrealized gain on sale of securities	(236,439)	-	-
Unrealized gain (loss) on securities	(18,596,853)	10,042,241	62,852,308
Net realized (loss) on securities	-	-	(1,658,166)
Unrealized gain (loss) on bond purchase commitments	(3,234,911)	(146,053)	10,632,590
Comprehensive income	1,715,481	36,502,410	86,855,920
Comprehensive (loss) allocated to noncontrolling interest	(823)	(2,801)	(4,673)
Partnership comprehensive income	$1,716,304	$36,505,211	$86,860,593

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Unallocated Deficit of Consolidated VIEs	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$16,671	51,052,928	$223,573,312	$(20,455,896)	$(11,322)	$203,122,765	$(20,128,314)
Sale of beneficial unit certificates	-	9,200,000	51,288,699	-	-	51,288,699	-
Redemption and sale of mortgage revenue bonds	(24,137)		(2,389,576)	-	-	(2,413,713)	(2,413,713)
Sale of MBS Securities	7,555		747,992	-	-	755,547	755,547
Distributions paid or accrued:
Regular distribution	(275,910)		(27,315,146)	-	-	(27,591,056)	-
Distribution of Tier 2 earnings (Note 3)	(937,106)		(2,811,318)	-	-	(3,748,424)	-
Net income (loss)	1,056,316		14,613,105	(635,560)	(4,673)	15,029,188	-
Unrealized gain on securities	628,523		62,223,785	-	-	62,852,308	62,852,308
Unrealized gain on bond purchase commitment	106,326		10,526,264	-	-	10,632,590	10,632,590
Balance at December 31, 2014	$578,238	60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418
Bond redemption related to MF Property acquisition	(6,309)		(624,610)			(630,919)	(630,919)
Sale of MF Property	-		-	-	24,282	24,282	-
Deconsolidation of VIEs	(173,701)		(17,196,359)	17,370,059	-	-	-
Distributions paid or accrued:
Regular distribution	(233,430)		(23,109,595)	-	-	(23,343,025)	-
Distribution of Tier 2 earnings (Note 3)	(2,338,956)		(7,016,869)	-	-	(9,355,825)	-
Net income (loss)	2,474,274		20,413,352	3,721,397	(2,801)	26,606,222	-
Unrealized gain on securities	100,422		9,941,819	-	-	10,042,241	10,042,241
Unrealized loss on bond purchase commitment	(1,461)		(144,592)	-	-	(146,053)	(146,053)
Balance at December 31, 2015	$399,077	60,252,928	$312,720,264	$-	$5,486	$313,124,827	$60,963,687
Reversal of net unrealized gain on sale of securities	(2,364)		(234,075)	-	-	(236,439)	(236,439)
Distributions paid or accrued
Regular distribution	(217,646)		(21,546,966)	-	-	(21,764,612)	-
Distribution of Tier 2 earnings (Note 3)	(2,858,650)		(8,575,949)	-	-	(11,434,599)	-
Net income (loss) allocable to Partners	2,992,106		20,208,994	-	(823)	23,200,277	-
Repurchase of Beneficial Unit Certificates	-	(272,307)	(1,603,658)	-	-	(1,603,658)	-
Restricted units awarded	-	272,307	-	-	-	-	-
Restricted units compensation expense	8,331	-	824,811	-	-	833,142	-
Beneficial Unit Certificates surrendered to pay tax withholding on vested restricted units	-	(28,390)	(153,306)	-	-	(153,306)	-
Unrealized loss on securities	(185,969)	-	(18,410,884)	-	-	(18,596,853)	(18,596,853)
Unrealized loss on bond purchase commitment	(32,349)	-	(3,202,562)	-	-	(3,234,911)	(3,234,911)
Balance at December 31, 2016	$102,536	60,224,538	$280,026,669	$-	$4,663	$280,133,868	$38,895,484

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$23,783,684	$26,606,222	$15,029,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,862,530	6,505,011	5,837,973
Provision for loan loss	-	-	75,000
Gain on sale of MF Property	(14,072,317)	(4,599,109)	-
Gain on mortgage revenue bonds - redemption	-	-	(3,701,772)
Gain on the sale of discontinued operations	-	(3,212,447)	-
Contingent interest realized on investing activities	(1,379,466)	(4,756,716)	(40,000)
Note interest income realized from the sale of Fairmont Oaks, Consolidated VIE	-	(1,454,621)	-
Gain on sale of securities	(8,097)	-	-
Non-cash (gain) loss on derivatives	(17,618)	1,802,655	1,282,369
Restricted unit compensation expense	833,142	-	-
Bond premium/discount amortization	(153,922)	238,996	(181,208)
Amortization of deferred financing costs	1,862,509	1,622,789	1,183,584
Deferred income tax expense	366,000	-	-
Change in preferred return receivable from unconsolidated entities	(718,701)	-	-
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,762,344)	(2,452,084)	(1,074,623)
(Increase) decrease in other assets	(112,174)	(416,419)	(24,276)
(Decrease) increase in accounts payable and accrued expenses	(251,695)	(496,859)	(942,064)
Net cash provided by operating activities	15,231,531	19,387,418	17,444,171
Cash flows from investing activities:
Capital expenditures	(635,739)	(3,282,107)	(23,798,209)
Restructure and acquisition of interest rate derivative	-	(562,088)	(1,382,900)
Proceeds from sale of MF Properties	45,850,000	16,196,510	-
Proceeds from sale of discontinued operations	-	22,900,000	-
Proceeds from sale of mortgage revenue bond	9,295,000	-	31,791,699
Proceeds from the sale of MBS Securities	14,997,069	-	28,606,311
Cash realized from the bond exchange for the Suites on Paseo property	-	514,095	-
Acquisition of mortgage revenue bonds	(130,620,000)	(188,572,000)	(142,794,827)
Contributions to unconsolidated entities	(18,751,305)	-	-
Acquisition of MF Property	(9,882,800)	-	-
Restricted cash - debt collateral paid	(2,564,000)	(4,815,000)	(6,252,027)
Restricted cash - debt collateral released	4,429,019	7,522,959	1,699,973
Decrease (increase) in restricted cash	342,609	(16,004)	(475,208)
Acquisition of taxable bonds	-	(500,000)	-
Principal payments received on mortgage revenue bonds	7,630,638	21,932,563	1,172,831
Principal payments received on taxable bonds	551,162	153,821	145,000
Principal payments received on PHCs	2,014,120	963,526	5,956,305
Principal payments received on MBSs	-	-	85,000
Cash paid for land held for development and deposits on potentail purchases	(100,000)	(2,889,400)	-
Advances on property loans	(8,414,215)	(11,208,763)	(710,118)
Principal payments received on property loans and related contingent interest	2,806,056	2,958,415	68,530
Net cash used in investing activities	(83,052,386)	(138,703,473)	(105,887,640)
Cash flows from financing activities:
Distributions paid	(34,245,664)	(31,556,898)	(30,168,167)
Proceeds from the sale of redeemable Series A Preferred Units	40,869,000	-	-
Payment of offering costs related to the sale of redeemable Series A preferred units	(86,814)	-	-
Repurchase of beneficial unit certificates	(1,603,658)	-	-
Proceeds from the sale of beneficial unit certificates	-	-	54,740,000
Payment of offering costs related to the sale of beneficial unit certificates	-	-	(3,451,301)
Proceeds from debt financing	173,302,645	293,205,000	186,815,000
Principal payments on debt financing	(129,465,032)	(182,132,712)	(98,730,000)
Principal payments on other secured financing	(7,500,000)	-	-
Principal borrowing on mortgages payable	7,500,000	-	22,622,552
Principal payments on mortgages payable	(17,997,186)	(8,415,981)	(3,056,763)
Principal borrowing on unsecured and secured lines of credit	87,487,639	74,071,261	-
Principal payments on unsecured lines of credit	(44,984,639)	(55,149,000)	-
Increase (decrease) in security deposit liability related to restricted cash	(44,984)	16,004	475,208
Deferred costs related to future equity raises	-	(169,667)	-
Debt financing and other deferred costs	(1,697,713)	(2,709,513)	(2,927,732)
Net cash provided by financing activities	71,533,594	87,158,494	126,318,797
Net increase (decrease) in cash and cash equivalents	3,712,739	(32,157,561)	37,875,328
Cash and cash equivalents at beginning of period, including cash and cash equivalents of assets held for sale and discontinued operations of $0, $35,772 and $25,976, respectively	17,035,782	49,193,343	11,318,015

Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0, $0 and $35,772, respectively	$20,748,521	$17,035,782	$49,193,343

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,175,628	$12,866,079	$9,112,063
Cash paid during the period for income taxes	$4,615,000	$-	$-
Supplemental disclosure of non cash investing and financing activities:
Distributions declared but not paid for beneficial unit certificates and general partner	$8,017,950	$8,759,343	$7,617,390
Distributions declared but not paid for Series A Preferred Units	$271,518	$-	$-
Capital expenditures financed through accounts payable	$46,528	$26,368	$137,759
Liabilities assumed in the acquisition of MF Property	$135,326	$-	$-
Deferred financing costs financed through accounts payable	$234,372	$-	$-
Beneficial unit certificates surrendered for tax withholding liabilities on restricted units	$153,306	$-	$-
Exchange of Suites on Paseo assets held for the Suites on Paseo property	$-	$42,665,912	$-

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Company” or “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership expects and believes the interest earned on these mortgage revenue bonds is excludable from gross income for federal income tax purposes.  Thus, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which may or may not be financed by mortgage revenue bonds held by the Partnership.   The Partnership may acquire real estate securing its mortgage revenue bonds or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in mortgage revenue bonds issued to finance these properties or to operate the MF Property until its “highest and best use” can be determined by management. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code (“LIHTCs”) or to a tax-exempt organization and to acquire mortgage revenue bonds on these properties to provide debt financing to the new owners.

The general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“Unitholders”). During 2016, the Partnership issued, in private placements, approximately 4.1 million units of non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”). The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership pursuant to a subscription agreement with four financial institutions resulting in approximately $40.9 million in gross aggregate proceeds to the Partnership (Note 21).

All disclosures of the number units for properties related to mortgage revenue bonds, taxable bonds and MF Properties are unaudited.

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. The “wholly-owned subsidiaries” include the MF Properties owned by various limited partnerships in which one of the wholly-owned subsidiaries (“The Greens Hold Co”) holds a 99% limited partner interest. All intercompany transactions are eliminated. The wholly-owned consolidated subsidiaries of the Partnership consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold mortgage revenue bonds in order to facilitate the TEBS Financing, M24 TEBS Financing, with Freddie Mac (see Note 17).

•

ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS financing, M31 TEBS Financing, with Freddie Mac (see Note 17).

•

ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created in 2015 to hold mortgage revenue bonds in order to facilitate the third TEBS Financing, M33 TEBS Financing, with Freddie Mac (see Note 17).

•

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, committed to invest in the development of multifamily properties through property loans and equity contributions (see Notes 10 and 11).

•	Seven MF Properties which are either wholly or majority owned by the Partnership or subsidiaries of the Partnership (see Note 9).

Prior to January 1, 2016, the Partnership has consolidated two variable interest entities (“VIE”), Bent Tree and Fairmont Oaks properties (the “Consolidated VIEs”), in the consolidated financial statements. The Partnership did not hold an ownership interest in the Consolidated VIEs but did own the mortgage revenue bonds that financed the Consolidated VIEs.  The Partnership was determined to be the primary beneficiary of these VIEs. The Consolidated VIEs are presented as discontinued operations for all periods presented and all significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Company’s consolidated financial statements reported in this Form 10-K include the financial position and results of operations of the Partnership and the Consolidated VIEs. The Consolidated VIEs were sold in the fourth quarter of 2015.

Variable Interest Entities

Under the consolidation guidance, the Partnership must evaluate entities in which it holds a variable interest to determine if the entities are variable interest entities (“VIEs”) and if the Partnership is the primary beneficiary. The entity that is deemed to have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, is considered the primary beneficiary. If the Partnership is deemed to be the primary beneficiary, then it must consolidate the VIEs in the consolidated financial statements.  The Company has consolidated all VIEs in which it has determined it is the primary beneficiary. In the Company’s consolidated financial statements, all transactions and accounts between the Partnership and the Consolidated VIEs have been eliminated in consolidation.

The Partnership re-evaluates all VIEs at each reporting date based on events and circumstances at the VIEs.  As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.

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

The Partnership sold its variable interests in Bent Tree and Fairmont Oaks (the Consolidated VIEs) in the fourth quarter of 2015. The sale of the Consolidated VIEs met the criteria for discontinued operations presentation and have been classified as such in the Company’s consolidated financial statements for all periods presented. The gains and results of operations of the Consolidated VIEs are reported as part of the discontinued operations in net income for all periods presented (see Notes 14).

Acquisition Accounting

Pursuant to the guidance on acquisition accounting, the Partnership allocates the contractual purchase price of a property acquired to the land, building, improvements and leases in existence as of the date of acquisition based on their relative fair values.  The building is valued as if vacant. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases and is included in the statement of operations under depreciation and amortization expense. The acquisition related costs to acquire a property are expensed as incurred.

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

Restricted Cash

Restricted cash is legally restricted to use and is comprised of resident security deposits, required maintenance reserves, escrowed funds, and property rehabilitation.  In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities and the Partnership’s interest rate derivatives.

Investments in Mortgage Revenue Bond, Taxable Bonds and Bond Purchase Commitments

The Partnership accounts for its investments in mortgage revenue bonds, taxable bonds and bond purchase commitments under the guidance for accounting for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale securities and are reported at estimated fair value. The net unrealized gains or losses on these investments is reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 25 for a description of the Partnership’s methodology for estimating fair value of mortgage revenue bonds, taxable bonds and bond purchase commitments.

The Partnership periodically reviews each of its mortgage revenue bonds, taxable bonds and bond purchase commitments for impairment.  The Partnership evaluates whether unrealized losses are considered to be other-than-temporary based on a number of factors including:

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

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost, if the Partnership has the intent to sell or may be required to sell the security prior to the time that the value recovers or until maturity, and whether the Partnership expects to recover the security’s entire amortized cost basis.

The recognition of other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. There were no impairment charges reported by the Partnership related to mortgage revenue bonds, taxable bonds or bond purchase commitments during the years ended December 31, 2016, 2015 and 2014.

The Partnership owns some mortgage revenue bonds which were purchased at a discount or premium. The discount or premium on an investment is amortized on an effective yield method over the term of the related mortgage revenue bond and is recognized as investment income in the current period.

The Partnership eliminates the mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with implementation of the consolidation guidance for variable interest entities.

Investment in PHC Certificates and MBS Securities

The Partnership accounts for its investments in PHC Certificates and MBS Securities under the guidance for accounting for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale securities and are reported at estimated fair value. The net unrealized gains or losses on these investments is reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 25 for a description of the Partnership’s methodology for estimating fair value for the PHC Certificates and MBS Securities. The Partnership sold its remaining MBS Securities in the first quarter of 2016.

The Partnership periodically reviews each class of PHC Certificates and MBS Securities for impairment. The Partnership evaluates whether a decline in the fair value of the investments is below its amortized cost is other-than temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers,
•	Downgrade in the security’s rating by S&P, and
•	Volatility of the fair value of the security.

There were no impairment charges reported by the Partnership related to the PHC Certificates and MBS Securities in 2016, 2015 and 2014.

Real Estate Assets

The Partnership’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily, student housing, and senior citizen residential apartment buildings and five to 15 years on capital improvements. Depreciation expenses is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while improvements, renovations, and replacements are capitalized. The Partnership also holds land held for investment and development which is reported at cost. The Partnership recognizes gain and losses equal to the difference between proceeds on sale and the net carrying value of the assets at the date of disposition.

The Partnership reviews real estate assets at least quarterly and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. When indicators of potential impairment suggest that the carrying value of the real estate assets may not be recoverable, the Partnership compares the carrying amount to the undiscounted net cash flows expected to be generated from the use of the assets. If the carrying value exceeds the undiscounted net cash flows, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. See Note 9 for information on recognized impairment charges.

Investment in Unconsolidated Entities

The Partnership makes initial investments in and is committed to invest, through ATAX Vantage Holdings, LLC, in certain limited liability companies (“Vantage Properties”). ATAX Vantage Holdings, LLC holds a limited membership interest in the Vantage Properties. The investments will be used to construct multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and accounts for its limited partnership interest under the equity method of accounting.  The Partnership earns a return on its investment accruing immediately on its contributed capital which is guaranteed during the construction phase of the multifamily properties by an unrelated third party.  Due to the guarantee provided during the construction phase, cash flows are expected to be sufficient to make the payments. As a result, the Partnership records the return on the investment earned by the Partnership as investment income in the Partnership’s consolidated statements of operations (Note 10).

The Partnership reviews its investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary includes, but is not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. The Partnership’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

Property Loans, Net of Loan Loss Allowance

In addition to the mortgage revenue bonds held by the Partnership, taxable property loans have been made to the owners of some of the properties which secure mortgage revenue bonds.  The Partnership recognizes interest income on the property loans as earned. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. The repayment of these taxable property loans is dependent largely on the value of the property or its cash flows which collateralize the loans.  The Partnership periodically evaluates these loans for potential losses by estimating the fair value of the property which collateralizes the loans and comparing the fair value to the outstanding mortgage revenue bonds plus any taxable property loans.  The Partnership utilizes a discounted cash flow model (“DCF”) that considers a number of different DCF models that contain varying assumptions.  The various models may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior mortgage revenue bond exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment. See Note 11 for additional information on the Partnership’s loan loss allowances.

Assets Held for Sale

The Partnership reports assets and related liabilities as held for sale on the consolidated balance sheet in the period that the Partnership has committed to a plan to dispose of an asset or asset group, the asset or asset group is being marketed for sale, and it is probable the sale will be completed within one year. Once an asset or asset group is determined to be held for sale, the Partnership discontinues depreciation of the asset or asset group.

Accounting for TEBS, Term A/B and TOB Financing Arrangements

The Partnership has evaluated the accounting guidance in regard to the TOB, Term TOB, Term A/B and TEBS Financings (Note 17) and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as secured financing transactions.  More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset.  This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through any of the following:

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

The Financing agreements contain certain provisions that allow the Partnership to control the assets within the various securitization trusts. See Note 17 for additional terms on the Partnership’s secured financing arrangements. Based on these terms, the Partnership has concluded that the condition in item 2 above is present and, therefore, effective control over the transferred assets has not occurred.  As effective control has not been transferred, the transaction does not meet the conditions to de-recognize the assets.

In addition to evaluating the above securitization transactions as sales or transfers of financial assets, the Partnership has evaluated the securitization trusts associated with the TOB, Term TOB, Term A/B and TEBS Financings in accordance with guidance on consolidation of VIEs. See Note 5 for the consolidation analysis related to these secured financing arrangements. The Partnership is deemed to be the primary beneficiary of these securitization trusts and consolidates the assets, liabilities, income and expenses of the securitization trusts in the Partnership’s consolidated financial statements.

Deferred Financing Costs

Debt financing costs are capitalized and amortized utilizing the effective interest method over the stated maturity of the related debt financing agreement. Debt financing costs associated with revolving line of credit arrangements are reported within other assets on the consolidated balance sheet. Debt financing costs for other debts are reported as reductions to the carrying value of the related debts on the consolidated balance sheet.

Bond issuance costs are capitalized and amortized utilizing the effective interest method over the stated maturity of the related mortgage revenue bonds. Bond issuance costs are reported as an adjustment to the carrying cost of the related mortgage revenue bond on the consolidated balance sheet.

Income Taxes

No provision has been made for income taxes because the Unitholders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes, except for certain entities described below.

Certain of the Consolidated VIEs and The Greens Hold Co are corporations subject to federal and state income taxes.  The Partnership will recognize income tax expense or benefit for the federal and state income taxes incurred by these entities on the Partnership’s consolidated financial statements.

The Partnership evaluates its tax positions taken in the Partnership’s consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As such, the Partnership may recognize a tax benefit from an uncertain tax position only if the Partnership believes it is more likely than not that the tax position will be sustained on examination by taxing authorities. The Partnership accrues interest and penalties as incurred within income tax expense.

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

Revenue Recognition on Investments in Mortgage Revenue Bonds

The interest income received by the Partnership from its mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing mortgage revenue bonds is recognized as it is earned. Base interest income on mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on mortgage revenue bonds previously not fully performing is recognized as it is received. The Partnership reinstates the accrual of base interest once the mortgage revenue bond’s ability to perform is adequately demonstrated. Certain mortgage revenue bonds contain contingent interest provisions that generate excess available cash flow. Contingent interest income is recognized when realized or realizable.  Past due contingent interest on mortgage revenue bonds, which are or were previously not fully performing, is recognized when realized or realizable.  At December 31, 2016 and 2015, the Partnership’s mortgage revenue bonds were fully performing as to their base interest.

Revenue Recognition on Investments in Real Estate, MBS, and PHC Certificates

The Partnership’s Consolidated VIEs and the MF Properties are lessors of multifamily, student housing, and senior citizen rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Interest income on the MBS and PHC Certificates is recognized as it is earned.

Derivative Instruments and Hedging Activities

The Partnership reports all derivative instruments as assets or liabilities in the Company’s consolidated balance sheets at fair value. The Partnership’s derivative instruments are not designated as hedging instruments and changes in fair value are recognized in the consolidated statements of operations as interest expense.  The Partnership is exposed to loss should a counterparty to its derivative instruments default.  The Partnership does not anticipate non-performance by any counterparty.  See Note 25 for a description of the Partnership’s methodology for estimating fair value for the derivative instruments.

Redeemable Series A Preferred Units

The Partnership has issued Series A Preferred Units to various financial institutions., which represent limited partnership interests in the Partnership. In the event of any liquidation, dissolution, or winding up of the Partnership, the holders of the Series A Preferred Units are entitled to a liquidation preference in connection with their investments.  With respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs, the Series A Preferred Units will rank senior to the Partnership’s BUCs and to any other class or series of Partnership interests or securities expressly designated as ranking junior to the Series A Preferred Units, and junior to any other class or series of Partnership interests or securities expressly designated as ranking senior to the Series A Preferred Units.

The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or holder. Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder of Series A Preferred Units will have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions. The Series A Preferred Units are recorded as mezzanine equity due to the holders’ redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. In addition, the costs of issuing the Series A Preferred Units are netted against the carrying value and amortized to the first redemption date (Note 21).

Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”), as approved by the Unitholders in September 2015, permits the grant of restricted units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs.  Restricted unit awards are generally granted with vesting conditions ranging from three months to up to three years. RUAs currently provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period (Note 23).

Net Income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities. The Partnership used the two-class method to allocate net income available to BUCs and the unvested restricted units. Unvested restricted unit awards are included with BUCs for the calculation of diluted net income per BUC using the treasury stock method.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates and assumptions include those used in determining investment valuations, investment impairments, impairment of property assets, allocation of the purchase price for acquisition accounting and allowance for loan losses.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.

In 2016, the Partnership began to classify its amortization of deferred financing costs as a separate line within the Partnership’s consolidated statements of operations. Previously this amount had been classified within depreciation and amortization. Accordingly, for the years ended December 31, 2015 and 2014, the Partnership has reclassified the amortization of deferred financing costs and has included them in conformity for the periods presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s consolidated financial statements for the periods presented.

In 2016, the Partnership began to classify its property loans, net of loan losses, as a separate line item within the Partnership’s consolidated balance sheets. Previously this amount had been classified within other assets. Accordingly, the Partnership has reclassified the property loans, net of loan loss reserves, for the consolidated balance sheet at December 31, 2015 and has included them in conformity for the periods presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s consolidated financial statements for the periods presented.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations; Clarifying the Definition of a Business.” The ASU modifies the requirements to meet the definition of a business under Topic 805, “Business Combinations.” The amendments provide a screen to determine when a set of identifiable assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The impact is expected to result in fewer transactions being accounted for as business combinations. The ASU is effective for the Partnership for fiscal years beginning after December 15, 2017 and is applied prospectively. The Partnership has not elected early adoption at December 31, 2016 and is currently assessing the impact of the adoption of this pronouncement on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows; Restricted Cash.” The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2017 and is applied retrospectively. The Partnership has not elected early adoption at December 31, 2016 and does not expect the adoption of this pronouncement to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The ASU clarifies the presentation of cash receipts and cash payments related to certain transaction. The ASU is effective for the Partnership for fiscal years beginning after December 15, 2017 and is applied retrospectively. The Partnership has not elected early adoption at December 31, 2016 and is currently assessing the impact of the adoption of this pronouncement on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The ASU enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2019 and is applied under a modified-retrospective approach. The Partnership is currently assessing the impact of the adoption of this pronouncement on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The ASU requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU offers specific accounting guidance for embedded lease arrangements, lease terms and incentives, sale-leaseback agreements, and related disclosures. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Partnership has performed a preliminary assessment of its lessor and lessee leasing arrangements. Lessor arrangements with tenants at the MF Properties are not expected to be materially impacted by adoption of the standard as substantially all leases are for terms of 12 months or less. The Partnership’s lessee arrangements are immaterial. As such, adoption of the ASU is not expected to have a material impact on the Partnership’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10).” The ASU simplifies and clarifies the recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for the Partnerships annual and interim periods beginning after December 15, 2017. The Partnership is currently assessing the impact of the adoption of this pronouncement on the Partnership’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016, the FASB issued ASU Nos. 2016-10, 2016-12 and 2016-20 that provide additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements. ASU 2014-09 will become effective for the Partnership for the annual period beginning after December 15, 2017 and for interim periods within the annual period. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Partnership has not selected a transition method. The Partnership has completed an evaluation of its revenue-producing contracts and determined they are primarily leases and investment agreements that are not within the scope of this standard. As a result, the Partnership does not expect the adoption of this standard to have a material impact to the Partnership’s reported property revenues, investment income and other interest income. The Partnership is continuing to evaluate the impact on other revenue and income sources.

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

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs. The unallocated deficit of the Consolidated VIEs and the Consolidated VIEs’ net losses subsequent to that date are not allocated to the General Partner and Unitholders as such activity is not contemplated by, or addressed in, the Amended and Restated LP Agreement. The Consolidated VIEs were sold during 2015, therefore the unallocated deficit of the Consolidated VIEs is zero on December 31, 2016 and 2015.

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2016, 2015, and 2014 were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Cash distributions	$0.5000	$0.5000	$0.5000

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Consolidated Statement of Operations. The unvested RUAs issued under the Plan are considered participating securities. The Partnership used the two-class method to allocate net income available to BUCs and the unvested restricted units. Unvested restricted unit awards are included with BUCs for the calculation of diluted net income per BUC using the treasury stock method, if the treasury stock method is more dilutive than the two-class method. There were no dilutive units for the years ended December 31, 2016, 2015 and 2014.

5. Variable Interest Entities

Consolidated VIEs

The capital structure of Bent Tree and Fairmont Oaks (the “Consolidated VIEs”) consisted of senior debt, subordinated debt, and equity capital. The senior debt was in the form of a mortgage revenue bond and accounts for the majority of the total capital of each VIE. As the bondholder, the Partnership was entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership in these entities is ultimately held by corporations which are owned by three individuals, one of which is a related party to the Partnership. Additionally, each of these properties is managed by an affiliate of the Partnership, Properties Management, which is an affiliate of Burlington.

The Partnership determined it was the primary beneficiary of the Consolidated VIEs. The Consolidated VIEs were sold in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. No net income or loss from these properties’ operations or sale accrued to the Unitholders or the General Partner during 2016, 2015 and 2014.

The Partnership determined the TOB Trusts are VIEs and the Partnership is the primary beneficiary. In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The TOB Trust agreements stipulate the Partnership has the sole right to cause the TOB Trusts to sell the underlying assets through its ownership of the LIFERs. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership, which results in the Partnership being identified as the primary beneficiary. As such, the Partnership reports the TOB Trusts as consolidated VIEs. The Partnership reports the senior floating-rate participation interests (“SPEARS”) related to the TOB Trusts as secured debt financings on the consolidated balance sheets (Note 17). The PHC Certificates secured by the TOB Trusts are reported as assets on the consolidated balance sheets (Note 7).

The Partnership determined the Term TOB Trusts are VIEs and the Partnership is the primary beneficiary. In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The Term TOB Trust agreements stipulate the Partnership has the sole right to cause the TOB Trusts to sell the underlying assets through its ownership of the Class B Certificates. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership, which results in the Partnership being identified as the primary beneficiary. As such, the Partnership reports the Term TOB Trusts as consolidated VIEs. The Partnership reports the Class A Certificates related to the Term TOB Trusts as secured debt financings on the consolidated balance sheets (Note 17). The mortgage revenue bonds secured by the Term TOB Trusts are reported as assets on the consolidated balance sheets (Note 6).

The Partnership determined the Term A/B Trust are VIEs and the Partnership is the primary beneficiary. In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The Term A/B Trust agreements stipulate the Partnership has the sole right to cause the Term A/B Trusts to sell the underlying assets. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership, which results in the Partnership being identified as the primary beneficiary. As such, the Partnership reports the Term A/B Trusts as consolidated VIEs. The Partnership reports the Class A certificates related to the Term A/B Trusts as secured debt financings on the consolidated balance sheets (Note 17). The mortgage revenue bonds secured by the Term A/B Trusts are reported as assets on the consolidated balance sheets (Notes 6).

The Partnership determined the TEBS Financings are VIEs and the Partnership is the primary beneficiary. In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The TEBS Financing agreements stipulate the Partnership has the sole right to cause the TEBS Financings to sell the underlying assets. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership, which results in the Partnership being identified as the primary beneficiary. As such, the Partnership reports the TEBS Financings as consolidated VIEs. The Partnership reports the Class A certificates related to the TEBS Financings as secured debt financings on the consolidated balance sheets (Note 17). The mortgage revenue bonds secured by the TEBS Financings are reported as assets on the consolidated balance sheets (Notes 6).

Non-Consolidated VIEs

The Partnership has variable interests in certain other entities that have been determined to be VIEs, but for which the Partnership is not the primary beneficiary. The Partnership does not consolidate the financial statements of these entities.

The Partnership has variable interests in certain entities that are the borrowers on the Partnership’s mortgage revenue bonds. The Partnership has no equity ownership interest in the entities, but the mortgage revenue bonds owned by the Partnership are considered variable interests. The entities are not consolidated as VIEs because the Partnership does not have the power to direct the activities that most significantly impact the economic performance of the entities.

The Partnership has variable interests in certain entities through the property loans issued to the property owners. The Partnership has no equity ownership interest in the entities, but the property loans issued by the Partnership are considered variable interests. The entities are not consolidated as VIEs because the Partnership does not have the power to direct the activities that most significantly impact the economic performance of the entities.

The Partnership’s investments in unconsolidated entities are considered variable interests in the unconsolidated entities. The entities are not consolidated as VIEs because the Partnership does not have the power to direct the activities that most significantly impact the economic performance of the entities.

The Partnership held variable interest in 20 and 15 non-consolidated VIEs at December 31, 2016 and 2015, respectively. The following table summarizes the Partnerships variable interests in these entities at December 31, 2016 and 2015:

	Maximum Exposure to Loss
	December 31, 2016	December 31, 2015
Mortgage revenue bonds	$137,921,000	$103,483,793
Property loans	16,476,073	19,464,977
Investment in unconsolidated entities	19,470,006	-
	$173,867,079	$122,948,770

The maximum exposure to loss for the mortgage revenue bonds is equal to the cost adjusted for paydowns at December 31, 2016 and 2015. The difference between the mortgage revenue bond’s carrying value and the maximum exposure to loss is a function of the unrealized gains or losses on the mortgage revenue bonds.

The maximum exposure to loss on the property loans at December 31, 2016 and 2015 is equal to the unpaid principal balance plus accrued interest. The difference between the property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been previously recorded against the property loans.

6. Investments in Mortgage Revenue Bonds

Each of the mortgage revenue bonds were issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the mortgage revenue bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage revenue bonds. The mortgage revenue bonds are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the mortgage revenue bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage revenue bond is collateralized by a mortgage on all real and personal property included in the related property. The mortgage revenue bonds bear interest at a fixed rate and two of the mortgage revenue bonds provide for the payment of additional contingent interest that is payable from available net cash flow generated by the related property.

The following tables present information regarding the mortgage revenue bonds owned by the Partnership as of December 31, 2016 and 2015:

	December 31, 2016
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$132,402	$-	$4,802,402
Harmony Terrace - Series A & B (2)	CA	14,300,000	-	-	14,300,000
Harden Ranch - Series A (3)	CA	6,912,535	369,738	-	7,282,273
Montclair Apartments - Series A (4)	CA	2,530,000	108,608	-	2,638,608
Santa Fe Apartments - Series A (4)	CA	3,065,000	177,093	-	3,242,093
Seasons at Simi Valley - Series A (2)	CA	4,376,000	308,335	-	4,684,335
Sycamore Walk - Series A (2)	CA	3,632,000	130,431	-	3,762,431
Tyler Park Townhomes - Series A (3)	CA	6,024,120	237,582	-	6,261,702
Westside Village Market - Series A (3)	CA	3,936,750	102,641	-	4,039,391
Lake Forest (1)	FL	8,639,000	899,694	-	9,538,694
Ashley Square (1)	IA	5,039,000	338,556	-	5,377,556
Brookstone (1)	IL	7,462,678	1,457,340	-	8,920,018
Copper Gate Apartments (3)	IN	5,145,000	528,855	-	5,673,855
Renaissance - Series A (4)	LA	11,348,364	826,369	-	12,174,733
Live 929 Apartments (2)	MD	40,687,425	3,587,993	-	44,275,418
Woodlynn Village (1)	MN	4,310,000	294,976	-	4,604,976
Greens Property - Series A (3)	NC	8,210,000	844,585	-	9,054,585
Silver Moon - Series A (4)	NM	7,933,259	465,382	-	8,398,641
Ohio Properties - Series A (1)	OH	14,215,000	2,327,468	-	16,542,468
Bridle Ridge (1)	SC	7,535,000	517,881	-	8,052,881
Columbia Gardens (2)	SC	15,214,223	-	(927,030)	14,287,193
Companion at Thornhill Apartments (2)	SC	11,500,000	645,552	-	12,145,552
Cross Creek (1)	SC	6,122,312	2,655,730	-	8,778,042
The Palms at Premier Park Apartments (3)	SC	19,826,716	1,784,386	-	21,611,102
Willow Run (2)	SC	15,214,085	-	(917,852)	14,296,233
Arbors at Hickory Ridge (3)	TN	11,461,719	891,274	-	12,352,993
Pro Nova 2014-1 (2)	TN	10,041,924	685,576	-	10,727,500
Avistar at Chase Hill - Series A (3)	TX	9,844,994	589,023	-	10,434,017
Avistar at the Crest - Series A (3)	TX	9,549,644	753,267	-	10,302,911
Avistar at the Oaks - Series A (3)	TX	7,709,040	563,138	-	8,272,178
Avistar at the Parkway - Series A (4)	TX	13,300,000	-	(78,749)	13,221,251
Avistar in 09 - Series A (3)	TX	6,656,458	359,562	-	7,016,020
Avistar on the Boulevard - Series A (3)	TX	16,268,850	1,283,272	-	17,552,122
Avistar on the Hills - Series A (3)	TX	5,326,157	423,496	-	5,749,653
Bella Vista (1)	TX	6,365,000	500,162	-	6,865,162
Bruton Apartments (2)	TX	18,145,000	349,886	-	18,494,886
Concord at Gulfgate - Series A (2)	TX	19,185,000	1,200,246	-	20,385,246
Concord at Little York - Series A (2)	TX	13,440,000	1,044,752	-	14,484,752
Concord at Williamcrest - Series A (2)	TX	20,820,000	1,302,534	-	22,122,534
Crossing at 1415 - Series A (2)	TX	7,590,000	-	(45,555)	7,544,445
Decatur Angle (2)	TX	22,950,214	-	(290,985)	22,659,229
Heights at 515 - Series A (2)	TX	6,435,000	-	(38,623)	6,396,377
Heritage Square - Series A (4)	TX	11,161,330	905,455	-	12,066,785
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	-	-	17,842,000
Runnymede (1)	TX	10,250,000	774,285	-	11,024,285
Southpark (1)	TX	11,751,861	3,286,203	-	15,038,064
Vantage at Harlingen - Series B (4)	TX	24,529,580	917,720	-	25,447,300
Vantage at Judson -Series B (4)	TX	26,356,498	1,658,508	-	28,015,006
15 West Apartments (2)	WA	9,850,000	1,584,281	-	11,434,281
Mortgage revenue bonds held in trust		$554,678,736	$37,814,237	$(2,298,794)	$590,194,179

(1) Bonds owned by ATAX TEBS I, LLC (M24 TEBS), see Note 17

(2) Bond held by Deutsche Bank in a secured financing transaction, see Note 17

(3) Bonds owned by ATAX TEBS II, LLC (M31 TEBS), see Note 17

(4) Bonds owned by ATAX TEBS III, LLC (M33 TEBS), see Note 17

	December 31, 2016
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B	CA	$16,458,000	$-	$-	$16,458,000
Harmony Court Bakersfield - Series A & B	CA	5,727,000	29,252	-	5,756,252
Las Palmas II - Series A & B	CA	3,465,000	15,139	-	3,480,139
San Vicente - Series A & B	CA	5,320,000	-	(30,019)	5,289,981
Seasons at Simi Valley - Series B	CA	1,944,000	27,727	-	1,971,727
Seasons Lakewood - Series A & B	CA	12,610,000	-	-	12,610,000
Seasons San Juan Capistrano - Series A & B	CA	18,949,000	-	-	18,949,000
Summerhill - Series A & B	CA	9,795,000	-	(174,982)	9,620,018
Sycamore Walk - Series B	CA	1,815,000	-	(64,432)	1,750,568
The Village at Madera - Series A & B	CA	4,804,000	-	(84,437)	4,719,563
Greens Property - Series B	NC	940,479	118,216	-	1,058,695
Ohio Properties - Series B	OH	3,549,780	449,068	-	3,998,848
Avistar at Chase Hill - Series B	TX	957,627	41,820	-	999,447
Avistar at the Crest - Series B	TX	753,201	64,228	-	817,429
Avistar at the Oaks - Series B	TX	550,836	47,231	-	598,067
Avistar at the Parkway - Series B	TX	125,000	-	(3,341)	121,659
Avistar in 09 - Series B	TX	454,390	38,961	-	493,351
Avistar on the Boulevard - Series B	TX	447,554	38,165	-	485,719
Crossing at 1415 - Series B	TX	335,000	-	(2,614)	332,386
Heights at 515 - Series B	TX	510,000	-	(3,977)	506,023
Mortgage revenue bonds held by the Partnership		$89,510,867	$869,807	$(363,802)	$90,016,872

	December 31, 2015
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$210,572	$-	$4,880,572
Harden Ranch - Series A (3)	CA	6,960,000	668,981	-	7,628,981
Montclair Apartments - Series A (4)	CA	2,530,000	114,079	-	2,644,079
Santa Fe Apartments - Series A (4)	CA	3,065,000	154,067	-	3,219,067
Tyler Park Townhomes - Series A (3)	CA	6,075,000	487,209	-	6,562,209
Westside Village Market - Series A (3)	CA	3,970,000	202,340	-	4,172,340
Lake Forest (1)	FL	8,766,000	1,177,745	-	9,943,745
Ashley Square (1)	IA	5,099,000	508,163	-	5,607,163
Brookstone (1)	IL	7,468,668	1,436,203	-	8,904,871
Copper Gate Apartments (3)	IN	5,185,000	616,341	-	5,801,341
Renaissance - Series A (4)	LA	11,450,959	1,233,077	-	12,684,036
Live 929 Apartments (2)	MD	40,801,557	5,829,855	-	46,631,412
Woodlynn Village (1)	MN	4,351,000	466,471	-	4,817,471
Greens Property - Series A (3)	NC	8,294,000	1,138,270	-	9,432,270
Silver Moon - Series A (4)	NM	7,983,811	1,246,349	-	9,230,160
Ohio Properties - Series A (1)	OH	14,311,000	2,690,867	-	17,001,867
Bridle Ridge (1)	SC	7,595,000	817,222	-	8,412,222
Columbia Gardens (2)	SC	15,224,597	-	-	15,224,597
Cross Creek (1)	SC	6,101,605	2,932,689	-	9,034,294
The Palms at Premier Park Apartments (3)	SC	20,001,272	2,505,091	-	22,506,363
Willow Run (2)	SC	15,224,591	-	-	15,224,591
Arbors at Hickory Ridge (3)	TN	11,565,657	1,767,508	-	13,333,165
Pro Nova 2014-1 and 2014-2 (2)	TN	19,379,489	1,182,900	-	20,562,389
Avistar at Chase Hill - Series A (3)	TX	9,935,552	1,133,024	-	11,068,576
Avistar at the Crest - Series A (3)	TX	9,637,485	1,301,224	-	10,938,709
Avistar at the Oaks - Series A (3)	TX	7,777,936	840,159	-	8,618,095
Avistar at the Parkway - Series A (4)	TX	13,300,000	330,251	-	13,630,251
Avistar in 09 - Series A (3)	TX	6,715,948	725,445	-	7,441,393
Avistar on the Boulevard - Series A (3)	TX	16,418,497	1,872,323	-	18,290,820
Avistar on the Hills - Series A (3)	TX	5,373,756	693,096	-	6,066,852
Bella Vista (1)	TX	6,430,000	766,135	-	7,196,135
Bruton Apartments (2)	TX	18,145,000	1,901,839	-	20,046,839
Concord at Gulfgate - Series A (2)	TX	17,060,000	852,612	-	17,912,612
Concord at Little York - Series A (2)	TX	12,480,000	688,441	-	13,168,441
Concord at Williamcrest - Series A (2)	TX	18,020,000	1,182,543	-	19,202,543
Decatur Angle (2)	TX	23,000,000	1,582,083	-	24,582,083
Heritage Square - Series A (4)	TX	11,185,000	273,488	-	11,458,488
Runnymede (1)	TX	10,350,000	1,600,938	-	11,950,938
Southpark (1)	TX	11,799,874	3,990,882	-	15,790,756
Vantage at Harlingen - Series B (4)	TX	24,575,000	1,765,139	-	26,340,139
Vantage at Judson -Series B (4)	TX	26,540,000	2,613,606	-	29,153,606
Mortgage revenue bonds held in trust		$484,817,254	$51,499,227	$-	$536,316,481

(1) Bonds owned by ATAX TEBS I, LLC (M24 TEBS), see Note 17

(2) Bond held by Deutsche Bank in a secured financing transaction, see Note 17

(3) Bonds owned by ATAX TEBS II, LLC (M31 TEBS), see Note 17

(4) Bonds owned by ATAX TEBS III, LLC (M33 TEBS), see Note 17

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

See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the mortgage revenue bonds. Unrealized gains or losses on the mortgage revenue bonds are recorded in the consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties.

Bond Activity in 2016

During 2016, the Partnership redeemed the following Series B mortgage revenue bonds for approximately $5.2 million, which approximated their carrying value plus accrued interest.

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Glenview Apartments - Series B	May	Cameron, CA	88	12/1/2016	8.00%	$2,053,000
Montclair Apartments - Series B	May	Lemoore, CA	80	12/1/2016	8.00%	928,000
Santa Fe Apartments - Series B	May	Hesperia, CA	89	12/1/2016	8.00%	1,671,000
Heritage Square - Series B	May	Edinburg, TX	204	10/1/2051	12.00%	520,000

In March 2016, the Partnership sold the Pro Nova 2014-2 bond for approximately $9.5 million, which approximated the mortgage revenue bond’s carrying value plus accrued interest. The Partnership used approximately $8.4 million of the proceeds from the sale to pay in full and collapse the Term TOB Trust securitizing this mortgage revenue bond (Note 17). The terms of the Pro Nova 2014-2 bonds are as follows:

Property Name	Month Sold	Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Sale
Pro Nova - 2014B [1]	March	Knoxville, TN	-	5/1/2025	5.25%	$9,295,000

[1] This is a commercial property. Accordingly, unit information is not applicable.

During 2016, six of the Partnership’s mortgage revenue bonds relating to three properties were restructured. For each property, the Series B mortgage revenue bond was redeemed and the outstanding principal balance was added to the outstanding principal on the Series A bonds. No cash was paid or received on restructuring. The terms of the three Series B mortgage revenue bonds that were redeemed are as follows:

Property Name	Month Restructured	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Restructuring
Concord at Gulfgate - Series B	August	Houston, TX	288	3/1/2032	12.00%	$2,125,000
Concord at Little York - Series B	August	Houston, TX	276	3/1/2032	12.00%	960,000
Concord at Williamcrest - Series B	August	Houston, TX	288	3/1/2032	12.00%	2,800,000

The following table includes the details of the mortgage revenue bond acquisitions during the year ended December 31, 2016:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Companion at Thornhill Apartments	January	Lexington, SC	178	1/1/2052	5.80%	$11,500,000
Las Palmas II - Series A	September	Coachella, CA	81	11/1/2033	5.00%	1,695,000
Las Palmas II - Series B	September	Coachella, CA	81	11/1/2018	5.50%	1,770,000
San Vicente - Series A	September	Soledad, CA	50	11/1/2033	5.00%	3,495,000
San Vicente - Series B	September	Soledad, CA	50	11/1/2018	5.50%	1,825,000
Harmony Court Bakersfield - Series A	November	Bakersfield, CA	96	12/1/2033	5.00%	3,730,000
Harmony Court Bakersfield - Series B	November	Bakersfield, CA	96	12/1/2018	5.50%	1,997,000
Summerhill - Series A	November	Bakersfield, CA	128	12/1/2033	5.00%	6,423,000
Summerhill - Series B	November	Bakersfield, CA	128	12/1/2018	5.50%	3,372,000
The Village at Madera - Series A	November	Madera, CA	75	12/1/2033	5.00%	3,085,000
The Village at Madera - Series B	November	Madera, CA	75	12/1/2018	5.50%	1,719,000
15 West Apartments (1)	December	Vancouver, WA	120	7/1/2054	6.25%	9,850,000
Courtyard Apartments - Series A	December	Fullerton, CA	108	12/1/2033	5.00%	10,230,000
Courtyard Apartments - Series B	December	Fullerton, CA	108	12/1/2018	5.50%	6,228,000
Harmony Terrace - Series A	December	Simi Valley, CA	136	1/1/2034	5.00%	6,900,000
Harmony Terrace - Series B	December	Simi Valley, CA	136	1/1/2019	5.50%	7,400,000
Oaks at Georgetown - Series A	December	Georgetown, TX	192	1/1/2034	5.00%	12,330,000
Oaks at Georgetown - Series B	December	Georgetown, TX	192	1/1/2019	5.50%	5,512,000
Seasons Lakewood - Series A	December	Lakewood, CA	85	1/1/2034	5.00%	7,350,000
Seasons Lakewood - Series B	December	Lakewood, CA	85	1/1/2019	5.50%	5,260,000
Seasons San Juan Capistrano - Series A	December	San Juan Capistrano, CA	112	1/1/2034	5.00%	12,375,000
Seasons San Juan Capistrano - Series B	December	San Juan Capistrano, CA	112	1/1/2019	5.50%	6,574,000
[1] Previously reported Bond Purchase Commitment that converted to a mortgage revenue bond in December 2016.

Bond Activity in 2015

In September 2015, the owner of the Suites on Paseo property and the Partnership mutually agreed to exchange the deed for the Suites on Paseo property for approximately $41.0 million Series A and B mortgage revenue bonds plus accrued interest. These mortgage revenue bonds were subsequently collapsed.  At December 31, 2016 and December 31, 2015, the Partnership reported the Suites on Paseo property as an MF Property (Note 9).

During 2015, the Partnership redeemed the following Series B and Series C mortgage revenue bonds. The Series B mortgage revenue bonds were redeemed for approximately $5.8 million which approximated their carrying value plus accrued interest. The Series C mortgage revenue bonds were paid off with proceeds from the issuance of new mortgage revenue bonds included in the acquisitions table below for an amount that approximated their carrying value plus accrued interest:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Vantage at Harlingen - Series C	June	San Antonio, TX	288	10/1/2053	9.00%	$6,692,000
Vantage at Judson - Series C	June	San Antonio, TX	288	2/1/2053	9.00%	6,049,000
Harden Ranch - Series B	July	Salinas, CA	100	3/1/2016	8.00%	2,340,000
Tyler Park - Series B	July	Greenfield, CA	88	1/1/2016	8.00%	2,025,000
Westside Village - Series B	July	Shafter, CA	81	1/1/2016	8.00%	1,430,000

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

Property Name	Month Restructured	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Restructuring
Renaissance	June	Baton Rouge, LA	208	6/1/2050	6.00%	$11,500,000

The following table provides the details of the mortgage revenue bond acquisitions during the year ended December 31, 2015:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Concord at Gulfgate - Series A	January	Houston, TX	288	2/1/2032	6.00%	$17,060,000
Concord at Gulfgate - Series B	January	Houston, TX	288	3/1/2032	12.00%	2,125,000
Concord at Little York - Series A	January	Houston, TX	276	2/1/2032	6.00%	12,480,000
Concord at Little York - Series B	January	Houston, TX	276	3/1/2032	12.00%	960,000
Concord at Williamcrest - Series A	January	Houston, TX	288	2/1/2032	6.00%	18,020,000
Concord at Williamcrest - Series B	January	Houston, TX	288	3/1/2032	12.00%	2,800,000
Suites on Paseo Series B	March	San Diego, CA	394	12/1/2033	9.00%	5,500,000
Avistar at the Parkway Apartments - Series A	April	San Antonio, TX	236	5/1/2052	6.00%	13,300,000
Avistar at the Parkway Apartments - Series B	April	San Antonio, TX	236	6/1/2052	12.00%	125,000
Vantage at Harlingen	June	San Antonio, TX	288	9/1/2053	9.00%	24,575,000
Vantage at Judson	June	San Antonio, TX	288	1/1/2053	9.00%	26,540,000
Silver Moon - Series A	June	Albuquerque, NM	151	8/1/2055	6.00%	8,000,000
Seasons at Simi Valley - Series A	August	Simi Valley, CA	69	9/1/2032	5.75%	4,376,000
Seasons at Simi Valley - Series B	August	Simi Valley, CA	69	9/1/2017	5.50%	1,944,000
Crossing at 1415 - Series A	November	San Antonio, TX	112	12/1/2052	6.00%	7,590,000
Crossing at 1415 - Series B	November	San Antonio, TX	112	1/1/2053	12.00%	335,000
Heights at 515 - Series A	November	San Antonio, TX	97	12/1/2052	6.00%	6,435,000
Heights at 515 - Series B	November	San Antonio, TX	97	1/1/2053	12.00%	510,000
Columbia Gardens	December	Columbia, SC	188	12/1/2050	5.50%	15,000,000
Sycamore Walk - Series A	December	Bakersfield, CA	112	1/1/2033	5.25%	3,632,000
Sycamore Walk - Series B	December	Bakersfield, CA	112	1/1/2018	5.50%	1,815,000
Willow Run	December	Columbia, SC	200	12/1/2050	5.50%	15,000,000

Geographic Concentrations

The properties securing the Partnership’s mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations in California and Texas. As of December 31, 2016, and 2015, the concentration in California as a percentage of principal outstanding was approximately 20% and 8%, respectively. As of December 31, 2016, and 2015, the concentration in Texas as a percentage of principal outstanding was approximately 45%and 51%, respectively. At December 31, 2016, and 2015, the concentration in South Carolina as a percentage of principal outstanding was approximately 12% and 12%, respectively.

The following tables represent a description of certain terms of the mortgage revenue bonds owned by the Partnership as of December 31, 2016, and 2015:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2016
15 West Apartments - Series A (2)	2016	Vancouver, WA	7/1/2054	6.25%	$9,850,000
Arbors at Hickory Ridge (3)	2012	Memphis, TN	1/1/2049	6.25%	11,351,321
Ashley Square (1)	1999	Des Moines, IA	12/1/2025	6.25%	5,039,000
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	16,268,850
Avistar at Chase Hill - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,844,994
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,549,644
Avistar (February 2013 Acquisition) - Series B (3 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	2,158,382
Avistar at the Oak - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,709,040
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,656,458
Avistar on the Hill - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,326,157
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	1,005,226
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	13,300,000
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	125,000
Bella Vista (1)	2006	Gainesville, TX	4/1/2046	6.15%	6,365,000
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,535,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	9,076,558
Bruton (2)	2014	Dallas, TX	8/1/2054	6.00%	18,145,000
Columbia Gardens (2)	2015	Columbia, SC	12/1/2050	5.50%	15,000,000
Companion at Thornhill Apartments (2)	2016	Lexington, SC	1/1/2052	5.80%	11,500,000
Concord at Gulfgate - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	19,185,000
Concord at Little York - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	13,440,000
Concord at Williamcrest - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	20,820,000
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,145,000
Courtyard Apartments - Series A	2016	Fullerton, CA	12/1/2033	5.00%	10,230,000
Courtyard Apartments - Series B	2016	Fullerton, CA	12/1/2018	5.50%	6,228,000
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	8,258,605
Crossing at 1415 - Series A (2)	2015	San Antonio, TX	12/1/2052	6.00%	7,590,000
Crossing at 1415 - Series B	2015	San Antonio, TX	1/1/2053	12.00%	335,000
Decatur Angle (2)	2014	Fort Worth, TX	1/1/2054	5.75%	22,950,214
Glenview - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,670,000
Greens of Pine Glen - Series A (3)	2012	Durham, NC	10/1/2047	6.50%	8,210,000
Greens of Pine Glen - Series B	2012	Durham, NC	10/1/2047	9.00%	940,479
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,912,535
Harmony Court Bakersfield - Series A	2016	Bakersfield, CA	12/1/2033	5.00%	3,730,000
Harmony Court Bakersfield - Series B	2016	Bakersfield, CA	12/1/2018	5.50%	1,997,000
Harmony Terrace - Series A (2)	2016	Simi Valley, CA	1/1/2034	5.00%	6,900,000
Harmony Terrace - Series B (2)	2016	Simi Valley, CA	1/1/2019	5.50%	7,400,000
Heights at 515 - Series A (2)	2015	San Antonio, TX	12/1/2052	6.00%	6,435,000
Heights at 515 - Series B	2015	San Antonio, TX	1/1/2053	12.00%	510,000
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	11,161,330
Lake Forest Apartments (1)	2001	Daytona Beach, FL	12/1/2031	6.25%	8,639,000
Las Palmas II - Series A	2016	Coachella, CA	11/1/2033	5.00%	1,695,000
Las Palmas II - Series B	2016	Coachella, CA	11/1/2018	5.50%	1,770,000
Live 929 (2)	2014	Baltimore, MD	7/1/2049	5.78%	40,085,000
Montclair - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,530,000
Oaks at Georgetown - Series A (2)	2016	Georgetown, TX	1/1/2034	5.00%	12,330,000
Oaks at Georgetown - Series B (2)	2016	Georgetown, TX	1/1/2019	5.50%	5,512,000
Ohio Bond - Series A (1)	2010	Ohio	6/1/2050	7.00%	14,215,000
Ohio Bond - Series B	2010	Ohio	6/1/2050	10.00%	3,549,780
Pro Nova - 2014-1 (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (4) (5)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,348,364
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	10,250,000

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2016
Santa Fe - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	3,065,000
San Vicente - Series A	2016	Soledad, CA	11/1/2033	5.00%	3,495,000
San Vicente - Series B	2016	Soledad, CA	11/1/2018	5.50%	1,825,000
Seasons at Simi Valley - Series A (2)	2015	Simi Valley, CA	9/1/2032	5.75%	4,376,000
Seasons at Simi Valley - Series B	2015	Simi Valley, CA	9/1/2017	8.00%	1,944,000
Seasons Lakewood - Series A	2016	Lakewood, CA	1/1/2034	5.00%	7,350,000
Seasons Lakewood - Series B	2016	Lakewood, CA	1/1/2019	5.50%	5,260,000
Seasons San Juan Capistrano - Series A	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,375,000
Seasons San Juan Capistrano - Series B	2016	San Juan Capistrano, CA	1/1/2019	5.50%	6,574,000
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,933,259
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,435,000
Summerhill - Series A	2016	Bakersfield, CA	12/1/2033	5.00%	6,423,000
Summerhill - Series B	2016	Bakersfield, CA	12/1/2018	5.50%	3,372,000
Sycamore Walk - Series A (2)	2015	Bakersfield, CA	1/1/2033	5.25%	3,632,000
Sycamore Walk - Series B	2015	Bakersfield, CA	1/1/2018	5.50%	1,815,000
The Palms at Premier Park (3)	2013	Columbia, SC	1/1/2050	6.25%	19,826,716
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	6,024,120
Vantage at Judson (4)	2015	San Antonio, TX	1/1/2053	6.00%	26,356,498
Vantage at Harlingen (4)	2015	San Antonio, TX	9/1/2053	6.00%	24,529,580
The Village at Madera - Series A	2016	Madera, CA	12/1/2033	5.00%	3,085,000
The Village at Madera - Series B	2016	Madera, CA	12/1/2018	5.50%	1,719,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,936,750
Willow Run (2)	2015	Columbia, SC	12/1/2050	5.50%	15,000,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,310,000
					$648,439,860

(1) Bonds owned by ATAX TEBS I, LLC (M24 TEBS), see Note 17

(2) Bond held by Deutsche Bank AG in a secured financing transaction, see Note 17

(3) Bonds owned by ATAX TEBS II, LLC (M31 TEBS), see Note 17

(4) Bonds owned by ATAX TEBS III, LLC (M33 TEBS), see Note 17

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2015
Arbors at Hickory Ridge (3)	2012	Memphis, TN	1/1/2049	6.25%	$11,450,000
Ashley Square (1)	1999	Des Moines, IA	12/1/2025	6.25%	5,099,000
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	16,418,497
Avistar at Chase Hill - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,935,552
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,637,485
Avistar (February 2013 Acquisition) - Series B (3 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	2,168,196
Avistar at the Oak - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,777,936
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,715,948
Avistar on the Hill - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,373,756
Avistar (June 2013 Acquisition) - Series B (3 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	1,009,621
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	13,300,000
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	125,000
Bella Vista (1)	2006	Gainesville, TX	4/1/2046	6.15%	6,430,000
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,595,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	9,168,742
Bruton (2)	2014	Dallas, TX	8/1/2054	6.00%	18,145,000
Columbia Gardens (2)	2015	Columbia, SC	12/1/2050	5.50%	15,000,000
Concord at Gulfgate - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	17,060,000
Concord at Gulfgate - Series B	2015	Houston, TX	3/1/2032	12.00%	2,125,000
Concord at Little York - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	12,480,000
Concord at Little York - Series B	2015	Houston, TX	3/1/2032	12.00%	960,000
Concord at Williamcrest - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	18,020,000
Concord at Williamcrest - Series B	2015	Houston, TX	3/1/2032	12.00%	2,800,000
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,185,000
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	8,343,321
Crossing at 1415 - Series A	2015	San Antonio, TX	12/1/2052	6.00%	7,590,000
Crossing at 1415 - Series B	2015	San Antonio, TX	1/1/2053	12.00%	335,000
Decatur Angle (2)	2014	Fort Worth, TX	1/1/2054	5.75%	23,000,000
Glenview - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,670,000
Glenview - Series B	2014	Cameron Park, CA	12/1/2016	8.00%	2,053,000
Greens of Pine Glen - Series A (3)	2012	Durham, NC	10/1/2047	6.50%	8,294,000
Greens of Pine Glen - Series B	2012	Durham, NC	10/1/2047	9.00%	943,214
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,960,000
Heights at 515 - Series A	2015	San Antonio, TX	12/1/2052	6.00%	6,435,000
Heights at 515 - Series B	2015	San Antonio, TX	1/1/2053	12.00%	510,000
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	11,185,000
Heritage Square - Series B	2014	Edinburg, TX	10/1/2051	12.00%	520,000
Lake Forest Apartments (1)	2001	Daytona Beach, FL	12/1/2031	6.25%	8,766,000
Live 929 (2)	2014	Baltimore, MD	7/1/2049	5.78%	40,175,000
Montclair - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,530,000
Montclair - Series B	2014	Lemoore, CA	12/1/2016	8.00%	928,000
Ohio Bond - Series A (1)	2010	Ohio	6/1/2050	7.00%	14,311,000
Ohio Bond - Series B	2010	Ohio	6/1/2050	10.00%	3,562,190
Pro Nova - 2014-1 (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Pro Nova - 2014-2 (2)	2014	Knoxville, TN	5/1/2025	5.25%	9,295,000
Renaissance - Series A (4) (5)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,450,959
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	10,350,000
Santa Fe - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	3,065,000
Santa Fe - Series B	2014	Hesperia, CA	12/1/2016	8.00%	1,671,000
Seasons at Simi Valley - Series A	2015	Simi Valley, CA	9/1/2032	5.75%	4,376,000
Seasons at Simi Valley - Series B	2015	Simi Valley, CA	9/1/2017	5.50%	1,944,000
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,983,811
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,560,000
Sycamore Walk - Series A	2015	Bakersfield, CA	1/1/2033	5.25%	3,632,000
Sycamore Walk - Series B	2015	Bakersfield, CA	1/1/2018	5.50%	1,815,000
The Palms at Premier Park (3)	2013	Columbia, SC	1/1/2050	6.25%	20,001,272
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	6,075,000
Vantage at Judson (4)	2015	San Antonio, TX	1/1/2053	9.00%	26,540,000
Vantage at Harlingen (4)	2015	San Antonio, TX	9/1/2053	9.00%	24,575,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,970,000
Willow Run (2)	2015	Columbia, SC	12/1/2050	5.50%	15,000,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,351,000
					$534,745,500

(1) Bonds owned by ATAX TEBS I, LLC (M24 TEBS), see Note 17

(2) Bonds held by Deutsche Bank AG in a secured financing transaction, see Note 17

(3) Bonds held by ATAX TEBS II, LLC (M31 TEBS), see Note 17

(4) Bonds owned by ATAX TEBS III, LLC (M33 TEBS), see Note 17

7. PHC Certificates

The Partnership owns 100% of the LIFERs of three TOB Trusts (“PHC Trusts”) sponsored by DB. The TOB Trusts are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidates the assets of the PHC Trusts in the consolidated financial statements. The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD. Under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts, nor guaranteed by the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership had the following investments in the PHC Certificates on December 31, 2016 and 2015:

	December 31, 2016
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	8.31	AA-	5.36%	$26,077,158	$672,097	$-	$26,749,255
PHC Certificate Trust II	7.65	A+	4.31%	10,600,967	84,756	-	10,685,723
PHC Certificate Trust III	8.79	BBB	5.42%	20,122,937	-	(399,847)	19,723,090
				$56,801,062	$756,853	$(399,847)	$57,158,068

	December 31, 2015
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	9.25	AA-	5.33%	$27,274,451	$1,482,376	$-	$28,756,827
PHC Certificate Trust II	8.67	A+	4.29%	11,081,987	365,443	-	11,447,430
PHC Certificate Trust III	9.81	BBB	5.42%	20,513,351	-	(10,318)	20,503,033
				$58,869,789	$1,847,819	$(10,318)	$60,707,290

See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates are recorded in the consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

8. Mortgage-Backed Securities (“MBS Securities”)

At December 31, 2015, the Partnership owned 100% of the LIFERs of TOB Trusts (“MBS Trusts”) sponsored by DB. The MBS Trusts are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidates the assets of the MBS Trusts in the consolidated financial statements. The MBS Securities are backed by residential mortgage loans and interest received is expected to be exempt from federal income taxation.

In January 2016, the Partnership sold its three remaining MBS Securities for approximately $15.0 million, which approximated the amortized cost plus interest. The Partnership then collapsed the related three remaining MBS Trusts and paid all obligations in full from the proceeds of the sales.

The carrying value of the Partnership’s MBS Securities as of December 31, 2016, was zero. The carrying values of the Partnerships MBS Securities at December 31, 2015 are as follows:

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

See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the MBS Securities. Unrealized gains or losses on the MBS Securities are recorded in the consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MBS Securities.

A description of certain terms of the Partnership’s MBS Securities at December 31, 2015 is as follows:

Agency Rating of MBS Securities	Principal Outstanding December 31, 2015	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
“AAA”	$5,000,000	7/1/2032	4.60%
“AA”	9,765,000	7/9/2036	4.20%
	$14,765,000

9. Real Estate Assets

To facilitate its investment strategy of acquiring additional mortgage revenue bonds that may be secured by MF Properties, the Partnership has acquired, through its subsidiary, a 99% limited partner position in one limited partnership and 100% member positions in four limited liability companies that own MF Properties. The Partnership owns two of the MF Properties directly. The financial statements of these properties are consolidated with those of the Partnership.  The general partners of the 99% owned MF Property is an unaffiliated party and its 1% ownership interest is reflected in the Partnership’s consolidated financial statements as noncontrolling interest.

The Partnership also investments in land with plans to develop into rental properties in the future. These investments are reported as “Land held for development” below.

The following tables represent information regarding the real estate assets owned by the Partnership at December 31, 2016 and 2015:

Real Estate Assets at December 31, 2016
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2016
Eagle Village	Evansville, IN	511	$567,880	$12,655,244	$13,223,124
Northern View (f/k/a Meadowview)	Highland Heights, KY	294	688,539	8,088,059	8,776,598
Residences of DeCordova	Granbury, TX	110	1,170,337	8,029,404	9,199,741
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,751,260	7,693,489
Suites on Paseo	San Diego, CA	394	3,162,463	38,365,351	41,527,814
The 50/50 MF Property	Lincoln, NE	475	-	32,928,878	32,928,878
Jade Park	Daytona, FL	144	2,292,035	7,270,845	9,562,880
Land held for development	Various	N/A	7,531,104	-	7,531,104
					$130,443,628
Less accumulated depreciation					(16,217,028)
Total real estate assets					$114,226,600

Real Estate Assets at December 31, 2015
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2015
Arboretum	Omaha, NE	145	$1,755,147	$19,317,284	$21,072,431
Eagle Village	Evansville, IN	511	567,880	12,594,935	13,162,815
Northern View (f/k/a Meadowview)	Highland Heights, KY	270	688,539	8,062,973	8,751,512
Residences of DeCordova	Granbury, TX	110	1,137,832	8,065,977	9,203,809
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,738,697	7,680,926
Suites on Paseo	San Diego, CA	394	3,162,463	38,216,364	41,378,827
The 50/50 MF Property	Lincoln, NE	475	-	32,910,424	32,910,424
Woodland Park	Topeka, KS	236	1,265,160	14,247,045	15,512,205
Land held for development	Various	N/A	7,368,255	-	7,368,255
					$157,041,204
Less accumulated depreciation					(16,023,814)
Total real estate assets					$141,017,390

Recent Transactions

In December 2016, the Partnership executed a Purchase and Sale Agreement (“PSA”) for the sale of Northern View. See Note 28 for additional information.

In August and November 2016, the Partnership executed PSA’s to acquire two contiguous tracts of land in Omaha, Nebraska. If these tracts of land are successfully acquired, they will be classified as “Land held for development.”

In July and June 2016, the Partnership sold the Woodland Park and Arboretum MF Properties for gross proceeds of approximately $15.7 million and $30.2 million, respectively. The Partnership realized gains of approximately $1.7 million and $12.4 million before income taxes, respectively. The Greens Hold Co, which owned Woodland Park and Arboretum, applied its tax net operating loss carryforward to these gains and reported current tax expense of approximately $4.6 million related to these sales on the Partnership’s consolidated financial statements (Note 12).   Distributions were recorded in accordance with the Amended and Restated LP Agreement (Note 3), and 25% of Net Residual Proceeds (Tier 2) was distributed to the General Partner and 75% was distributed to the Unitholders. Management determined the Arboretum and Woodland Park sale transactions and the potential Northern View sale transaction did not meet the criteria for discontinued operation presentation.

In March 2016, the Partnership executed an agreement to sell a parcel of land in St. Petersburg, Florida, carried at a cost of approximately $3.1 million, which is part of the Land Held for Investment and Development. The asset was evaluated for impairment and the Partnership recorded an impairment expense of approximately $62,000 in the second quarter of 2016.

The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. No net income or loss from these properties’ operations or sale accrued to the Unitholders or the General Partner during 2016 and 2015. For additional details see Note 2 to the Company’s consolidated financial statements.

During the fourth quarter of 2015, the Partnership purchased land in Panama City, Florida, for approximately $2.9 million to be held for investment and development.

In August 2015, the Partnership sold Glynn Place, an MF Property, for approximately $5.5 million and realized a gain of approximately $1.2 million, which was considered Tier 2 income.

In May 2015, the Partnership sold The Colonial property for approximately $10.7 million and realized a gain of approximately $3.4 million, which was considered Tier 2 income.

Net income, exclusive of the gains on sale, related to the Arboretum, Woodland Park, Glynn Place and the Colonial MF Properties for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$222,679	$331,391	$(370,231)

Suites on Paseo Acquisition

In September 2015, the owner of the Suites on Paseo property and the Partnership mutually agreed to exchange the deed for the Suites on Paseo property, a California property, in exchange for approximately $41.0 million Series A and B mortgage revenue bonds plus accrued interest. The mortgage revenue bonds were subsequently collapsed (see Note 6).  The initial value of approximately $43.4 million represented the fair market value of the property plus the Suites on Paseo contributed approximately $200,000 in other current assets which resulted in a total of approximately $43.6 million.

A condensed balance sheet at the date of acquisition for the Suites on Paseo acquisition is as follows:

Suites on Paseo 9/1/2015 (Date of Acquisition)
Cash	$514,094
Restricted cash	187,715
In-place lease assets	1,227,770
Real estate assets	41,374,397
Other assets	259,633
Total assets	$43,563,609

Accounts payable, accrued expenses and other	$493,868
Net assets	43,069,741
Total liabilities and net assets	$43,563,609

Jade Park Acquisition

In September 2016, the Partnership closed on the purchase of Jade Park, an MF Property. The property is contiguous to the Lake Forest property, a mortgage revenue bond investment of the Partnership. The land improvements and buildings and improvements are being depreciated on a straight-line basis over a weighted average useful life of 22.7 years. The in-place lease assets are being amortized over a useful life of 6 months. The Partnership incurred approximately $135,000 of acquisition costs related to the purchase.

A condensed balance sheet at the date of acquisition for the Jade Park acquisition is as follows:

Jade Park 9/30/2016 (Date of Acquisition)
Land and improvements	$2,292,035
Buildings and improvements	7,244,534
In-place lease assets (included in other assets)	463,431
Other assets	18,126
Total assets	$10,018,126

Accounts payable, accrued expenses and other	$135,326
Net assets	9,882,800
Total liabilities and net assets	$10,018,126

Pro Forma Consolidated Results of Operations

The table below shows the unaudited pro forma condensed consolidated results of operations of the Partnership as if the Suites on Paseo and Jade Park had been acquired at January 1, 2015:

	For the Years Ended December 31,
	2016	2015
Pro forma revenues	$60,008,686	$64,162,327
Pro forma net income	24,663,645	23,075,438
Pro forma net income allocated to Unitholders	21,047,854	16,917,875
Pro forma Unitholder's interest in net income per unit (basic and diluted)	$0.35	$0.28

For the year ended December 31, 2015, the Suites on Paseo added approximately $1.8 million in total revenue and approximately $1.0 million in net loss to the Partnership since the bond exchange on September 1, 2015.

For the year ended December 31, 2016, Jade Park added approximately $0.4 million in total revenue and approximately $0.4 million in net loss to the Partnership since the acquisition on September 30, 2016.

10. Investment in Unconsolidated Entities

In 2016, ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, closed on three equity commitments and reported equity contributions as Investment in unconsolidated entities on the consolidated balance sheet. The investments represent the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in these limited liability companies. An affiliate of the unconsolidated entities provides a guarantee for ATAX Vantage Holdings, LLC’s return on its investments during the construction period. The return on these investments earned by the Partnership is reported as investment income.

The following table provides the details of the investments in unconsolidated entities at December 31, 2016:

Property Name	Month Commitment Executed	Location	Units	Carrying Value	Maximum Remaining Equity Commitment
Vantage at Corpus Christi	March 2016	Corpus Christi, TX	288	$8,447,343	$1,550,000
Vantage at Waco	August 2016	Waco, TX	288	5,964,861	3,572,133
Vantage at Boerne	August 2016	Boerne, TX	288	5,057,802	3,936,115
				$19,470,006	$9,058,248

11. Property Loan, Net of Loan Loss Allowances

The Partnership had the following Property Loans, Net of Loan Loss Allowances, at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Property loans receivable	$36,862,148	$29,874,523
Less: Loan loss allowance	(7,098,814)	(7,098,814)
Total property loans receivable	$29,763,334	$22,775,709

During the year ended December 31, 2016, the Partnership advanced net funds to Cross Creek, Foundation for Affordable Housing (“FAH”) and the Winston Group, Inc., of approximately $83,500, $2,500, and $2.5 million, respectively.  In addition, the Partnership advanced funds to Vantage at Brooks, LLC and Vantage at Braunfels, LLC (collectively, the “Vantage Properties”) $3.7 million and $2.1 million, respectively.  In December 2016, the FAH property loan and all accrued interest were paid off in full. In addition, the Partnership received and recognized approximately $1.4 million of contingent interest from the net cash proceeds on the sale of the property underlying the FAH property loan. The contingent interest income is considered Tier 2 income (Note 3).

During the year ended December 31, 2015, the Partnership advanced additional funds to Cross Creek of approximately $96,000 and received approximately $145,000 of principal for the FAH property loan. In June 2015, the Partnership executed a loan agreement with Silver Moon Lodge LLLP, owner of the Silver Moon Lodge Apartments, for approximately $2.8 million which was repaid from the limited partner capital contributed to Silver Moon Lodge LLLP in December 2015. In April 2015, the Partnership advanced approximately $567,000 to the Suites on Paseo for operations.  This amount was included as an investment in the Suites on Paseo in September 2015, which was eliminated upon consolidation. In addition, the Partnership entered in commitments to loan funds to the Vantage Properties in the fourth quarter of 2015.

During the year ended December 31, 2016, the Partnership placed interest to be earned on the Ashley Square, Cross Creek, and the Lake Forest operating property loans receivable on nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  On December 31, 2015, the Partnership reported an interest allowance equal to the accrued interest on Ashley Square, Cross Creek, and the Lake Forest operating property loans.  In addition, the Partnership deferred less than 100% of the interest earned on the property loans on the Ohio Properties as, in management’s opinion, the remainder was considered collectible at December 31, 2015.

The following represents the net taxable property loans outstanding at December 31, 2016 and 2015:

	December 31, 2016
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$54,742	$-	$-	$246,006
Ashley Square	5,078,342	-	(3,596,342)	-	1,482,000
Avistar (February 2013 portfolio)	274,496	90,491	-	-	364,987
Avistar (June 2013 portfolio)	251,622	82,951	-	-	334,573
Cross Creek	7,155,545	-	(3,447,472)	-	3,708,073
Greens Property	850,000	467,511	-	-	1,317,511
Lake Forest	4,623,704	-	(55,000)	-	4,568,704
Ohio Properties	2,390,446	1,021,723	-	-	3,412,169
Vantage at Brooks, LLC	7,199,424	743,928	-	-	7,943,352
Vantage at Braunfels, LLC	6,347,305	703,416	-	-	7,050,721
Winston Group, Inc	2,500,000	-	-	-	2,500,000
Total	$36,862,148	$3,164,762	$(7,098,814)	$-	$32,928,096

	December 31, 2015
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$39,950	$-	$-	$231,214
Ashley Square	5,078,342	2,864,130	(3,596,342)	(2,864,130)	1,482,000
Avistar (February 2013 portfolio)	274,496	51,386	-	-	325,882
Avistar (June 2013 portfolio)	251,622	47,104	-	-	298,726
Cross Creek	7,072,087	2,352,851	(3,447,472)	(2,352,852)	3,624,614
Foundation for Affordable Housing	1,415,590	-	-	-	1,415,590
Greens Property	850,000	343,600	-	-	1,193,600
Lake Forest	4,623,704	3,080,446	(55,000)	(3,059,610)	4,589,540
Ohio Properties	2,390,448	1,235,017	-	(441,795)	3,183,670
Vantage at Brooks LLC	3,454,664	78,440	-	-	3,533,104
Vantage at Braunfels LLC	4,272,306	92,481	-	-	4,364,787
Total	$29,874,523	$10,185,405	$(7,098,814)	$(8,718,387)	$24,242,727

There was no provision for loan loss recorded during the years ended December 31, 2016 and 2015. The Partnership recorded a provision for loan loss of $75,000 for the year ended December 31, 2014 related to the Cross Creek property loan.

The following table summarizes the changes in the Partnership’s loan loss reserves for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$7,098,814	$7,098,814	$7,023,814
Provision for loan loss	-	-	75,000
Balance, end of year	$7,098,814	$7,098,814	$7,098,814

12. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by our taxable subsidiary, The Greens Hold Co, which owns all the MF Properties except for the Suites on Paseo and Jade Park. The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as a deferred income tax asset. The net operating loss carryover reported on the Greens Hold Co 2015 tax return will be utilized in its entirety in 2016 due to the gain on sale of Arboretum.  Accordingly, the valuation allowance of $405,000 at December 31, 2015 was reversed and a tax provision has been recorded during the year ended December 31, 2016.

There was no income tax expense or benefit for the years ended December 31, 2015 and 2014. The following table summarizes our income tax expense for the years ended December 31, 2016, 2015 and 2014:

For the Years Ended December 31,
2016
Current income tax expense:
Current income tax expense	$-
Current income tax expense on dispositions	4,593,000
Deferred income tax expense:
Deferred income tax expense (benefit)	366,000
Total income tax expense	$4,959,000

For the year ended December 31, 2016, income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes for the Greens Holdco are reconciled to the provision for income taxes set forth in the consolidated statements of operations as follows:

As of December 31,
2016
Expected tax expense at U.S. Federal statutory rate of 35%	$4,684,431
State income taxes, net of federal income tax effect	733,038
Impact of changes in valuation allowances	(535,641)
Other	77,172
Provision for income taxes	$4,959,000

For the years ended December 31, 2015 and 2014, the Greens Hold Co reported no income tax expense or benefit due to current net operating losses or the utilization of net operating loss carryforwards.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

December 31, 2016
Deferred tax assets (liabilities):
Depreciation and amortization	$(322,178)
Prepaid expenses	(50,935)
Accruals and reserves	7,113
Gross deferred tax liabilities	(366,000)
Valuation allowance	-
Net deferred tax liabilities	$(366,000)

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There was no accrued interest or penalties at December 31, 2016 and 2015.

The Company files U.S. Federal and state tax returns. The Partnership’s returns for years 2013 through 2015 remain subject to examination by the Internal Revenue Service.

13. Other Assets

The Partnership had the following Other Assets at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred financing costs - net	$456,890	$487,023
Fair value of derivative instruments (Note 19)	383,604	344,177
Taxable bonds at fair market value	4,084,599	4,824,060
Bond purchase commitments - fair value (Note 20)	2,399,449	5,634,360
Other assets	1,470,650	1,655,013
Total other assets	$8,795,192	$12,944,633

See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the derivative instruments, taxable bonds and bond purchase commitments. Unrealized gains or losses on these assets are recorded in the consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

The Partnership received approximately $500,000 upon the redemption of the Silver Moon Series B taxable bond during the year ended December 31, 2016, which approximated the carrying value plus accrued interest. The following table summarizes the terms of the taxable bond redeemed:

Property Name	2016 Redemption Date	Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Silver Moon - Series B	August	Albuquerque, NM	151	8/1/2055	12.00%	$499,461

The Partnership purchased the Silver Moon Series B taxable bond during the year ended December 31, 2015. The following table summarizes the terms of the taxable bond acquired:

Property Name	2015 Purchase Date	Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Purchase
Silver Moon - Series B	June	Albuquerque, NM	151	8/1/2055	12.00%	$500,000

14. Discontinued Operations

The Partnership sold its variable interests in Bent Tree and Fairmont Oaks, the Consolidated VIEs, in the fourth quarter of 2015. The sale of the Consolidated VIEs meets the criteria for discontinued operations presentation and have been classified as such in the Company’s consolidated financial statements for all periods presented. The gains and results of operations of the Consolidated VIEs are reported as part of the discontinued operations in net income for all periods presented. There are no assets or liabilities related to discontinued operations at December 31, 2016 and 2015.

The following presents the revenues, expenses and income from discontinued operations for the years ended December 31, 2015 and 2014:

	2015	2014
Rental revenues	$2,952,383	$3,180,680
Expenses	2,394,074	3,127,907
Net income from discontinued operations	558,309	52,773
Gain on sale of discontinued operations	3,163,088	-
Net income from discontinued operations	$3,721,397	$52,773

Depreciation and amortization expense related to discontinued operations was approximately $301,000 and $940,000 for the years ended December 31, 2015 and 2014, respectively. Amortization of deferred financing costs related to discontinued operations was approximately $17,000 and $19,000 for the years ended December 31, 2015 and 2014, respectively. Capital expenditures related to discontinued operations were approximately $201,000 and $360,000 for the years ended December 31, 2015 and 2014, respectively.

15. Unsecured Lines of Credit

The following tables summarize the Partnership’s unsecured lines of credit (“LOC”) at December 31, 2016 and 2015:

Unsecured Lines of Credit	Outstanding on December 31, 2016	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$40,000,000	$40,000,000	May 2018	Variable	Monthly	3.13%
Bankers Trust operating	-	7,500,000	May 2018	Variable	Monthly	3.88%
Total unsecured lines of credit	$40,000,000	$47,500,000

Unsecured Lines of Credit	Outstanding on December 31, 2015	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$12,497,000	$37,500,000	May 2017	Variable	Monthly	2.90%
Bankers Trust operating	-	5,000,000	March 2016	Variable	Monthly	3.50%
Five Points Bank operating	5,000,000	5,000,000	March 2016	Variable	Monthly	3.40%
Total unsecured lines of credit	$17,497,000	$47,500,000

The Partnership has entered into an unsecured Credit Agreement (the “Credit Agreement”) of up to $50.0 million with Bankers Trust, the Partnership’s sole lead arranger and administrative agent.  The Credit Agreement originated in March 2015 and was subsequently amended. The latest amendment in November 2016 extended the maturity from May 2017 to May 2018. The LOC bears interest at a variable rate equal to 2.5% plus the 30-day London Interbank Offered Rate (“LIBOR”). The principal amount of each acquisition advance is due on the 270th day following the advance date (the “Repayment Date”).  The Partnership may extend any Repayment Date for up to three additional 90-day periods. In order to extend the Repayment Date, the Partnership must make principal payments equal to 5% of the original advance for the first extension, 10% for the second extension, and 20% for the third extension. The Repayment Date may not be extended beyond the stated maturity of the LOC. The Repayment Date for the balance outstanding at December 31, 2016, exclusive of available extensions, is in September 2017. The proceeds of the unsecured LOC will be used by the Partnership for the purchase of multifamily real estate, taxable or mortgage revenue bonds, public housing capital fund trust certificates, or mortgage backed securities.  The Partnership intends to repay each advance either through alternative long-term debt or equity financing. The unsecured LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement.  The Partnership is in compliance with all covenants at December 31, 2016.

During 2015 and 2016, the Partnership had an unsecured operating LOC with Bankers Trust for up to $5.0 million. In March 2016, the operating LOC was amended to raise the commitment to $7.5 million and extend the maturity to March 2017. In November 2016, the operating LOC was again amended to extend the maturity to March 2018. The unsecured operating LOC bore interest at a variable rate equal to 3.25% plus the 30-day LIBOR. The Partnership is required to make prepayments of the principal to reduce outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter.  The Partnership fulfilled this requirement during the three months ended December 31, 2016.

During 2015 and early 2016, the Partnership had an unsecured operating LOC with Five Points Bank for up to $5.0 million. The unsecured LOC matured in March 2016 and all outstanding principal balances and accrued interest were paid.

16. Secured Line of Credit

In December 2016, the Partnership entered into a secured Credit Agreement of up to $20.0 million with Bankers Trust. The following table summarizes the secured LOC, net of deferred financing costs, at December 31, 2016:

Secured Lines of Credit	Outstanding on December 31, 2016, net	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$19,816,667	$20,000,000	March 2017	Variable	Monthly	3.13%

The secured LOC bears interest at a variable interest rate equal to 2.5% plus the 30-day LIBOR. The proceeds of the secured LOC will be used by the Partnership for the purchase of mortgage revenue bonds. The lender has a security interest in the mortgage revenue bonds purchased using the proceeds of the secured LOC. Furthermore, the lender has a mortgage lien on the Northern View MF Property as additional collateral. The Partnership is required to repay the outstanding principal on the secured LOC when the mortgage revenue bonds that secure the LOC are collateralized into a long-term debt financing structure. Repayments on advances are not available for subsequent borrowing. The related Credit Agreement also contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of assets of the Partnership, as defined in the Credit Agreement. The Partnership is in compliance with all covenants at December 31, 2016.

17. Debt Financing

The following table provides the details related to the total Debt Financing, net of deferred financing costs, at December 31, 2016 and 2015:

	Outstanding Debt Financings on December 31, 2016, net	Restricted Cash	Years Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,860,699	$-	2014	Jul 2017 - Jul 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	171,778,950	1,373,695	2016	(1)	(1)	(1)	(1)	(1)
Variable - TOB	42,455,000	-	2012	Dec 2016	Weekly	1.29 - 1.39%	1.62%	2.91 - 3.01%

TEBS Financings
Variable - TEBS I	60,430,991	396,412	2010	September 2017	Weekly	0.77%	1.85%	2.62%
Variable - TEBS II (2)	91,768,081	170,988	2014	July 2019	Weekly	0.75%	1.62%	2.37%
Variable - TEBS III (2)	82,089,312	3,495,592	2015	July 2020	Weekly	0.75%	1.39%	2.14%
Total Debt Financings	$495,383,033

(1) See table below for a summary of terms for the individual Term A/B Trust securitizations
(2) Facility fees are variable

	Outstanding Debt Financings on December 31, 2015, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB Trusts Securitization
Fixed - Term TOB	$160,582,124	$1,930,027	(3)	(3)	(3)	(3)	(3)	(3)
Variable - TOB	55,930,000	-	2012	April 2016 - June 2016	Weekly	0.16 - 0.68%	0.94 - 1.62%	1.1 - 2.3%

TEBS Financings
Variable - TEBS I	60,735,743	364,637	2010	September 2017	Weekly	0.04%	1.91%	1.95%
Variable - TEBS II (4)	92,280,069	163,418	2014	July 2019	Weekly	0.02%	1.42%	1.44%
Variable - TEBS III (4)	81,968,780	4,843,625	2015	July 2020	Weekly	0.02%	1.26%	1.28%
Total Debt Financings	$451,496,716

(3) See table below for a summary of terms for the individual Term TOB Trust securitizations
(4) Facility fees are variable

The fixed Term TOB Financings at December 31, 2016 are secured by the mortgage revenue bonds for Live 929 Apartments and Pro Nova 2014-1. The variable TOB Financings at December 31, 2016 are secured by three PHC Certificates (See Note 7).

The following table summarizes the individual Term A/B Trust securitizations at December 31, 2016:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing at December 31, 2016, net	Restricted Cash	Year Acquired	Stated Maturity	Fixed Interest Rate
Willow Run	$11,564,852	$-	2016	September 2026	3.64%
Columbia Gardens	11,565,068	-	2016	September 2026	3.64%
Concord at Little York	11,301,031	-	2016	September 2026	3.64%
Concord at Williamscrest	17,504,186	-	2016	September 2026	3.64%
Concord at Gulfgate	16,133,987	-	2016	September 2026	3.64%
Companion at Thornhill Apartment	9,666,656	-	2016	September 2026	3.64%
Seasons at Simi Valley Apartments	3,678,770	-	2016	September 2026	3.64%
Sycamore Walk	3,050,786	-	2016	September 2026	3.64%
Decatur-Angle Apartments	21,387,126	755,489	2016	September 2026	3.64%
Berrendo Square Apartments	5,409,361	-	2016	September 2026	3.64%
Laurel Crossings Apartments	6,378,482	-	2016	September 2026	3.64%
Bruton Apartments	15,258,925	618,206	2016	September 2026	3.64%
15 West Apartments	8,366,804	-	2016	December 2026	3.64%
Oaks at Georgetown A	11,709,479	-	2016	March 2017	4.56%
Harmony Terrace A	6,549,479	-	2016	March 2017	4.56%
Oaks at Georgetown B	5,229,479	-	2016	March 2017	4.56%
Harmony Terrace B	7,024,479	-	2016	March 2017	4.56%
Total A/B Trust Financing\ Weighted Average Period End Rate	$171,778,950				3.80%

The variable TOB Financings at December 31, 2015 are secured by three PHC Certificates (See Note 7) and three MBS Securities (See Note 8). The following table summarizes the individual fixed rate TOB Trust securitizations at December 31, 2015:

Term TOB Trusts Securitization	Outstanding Term TOB Trust Financing at December 31, 2015, net	Restricted Cash	Year Acquired	Stated Maturity	Fixed Interest Rate
Decatur Angle	$22,847,450	$1,078,823	2014	October 2016	4.26%
Live 929	37,935,981	-	2014	July 2019	4.39%
Bruton Apartments	17,246,899	851,204	2014	July 2017	4.51%
Pro Nova 2014-1	9,006,899	-	2014	July 2017	4.01%
Pro Nova 2014-2	8,371,899	-	2014	July 2017	4.01%
Concord at Gulfgate	14,936,685	-	2015	February 2018	2.76%
Concord at Little York	11,231,685	-	2015	February 2018	2.76%
Concord at Williamcrest	15,606,685	-	2015	February 2018	2.76%
Columbia Gardens	11,699,209	-	2015	December 2017	2.76%
Willow Run	11,698,732	-	2015	December 2017	2.76%
Total TOB Trust Financing\Weighted Average Period End Rate	$160,582,124				3.68%

Tender Option Bond (“TOB”) Financings

The Partnership executed a Master Trust Agreement with DB which allows the Partnership to execute multiple TOB Trust structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS, which represent beneficial interests in the securitized asset held by the TOB Trusts. DB purchased the SPEARS and the Partnership retained the LIFERS of each TOB Trust. Pursuant to the terms of the TOB Trusts, the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The LIFERS grant the Partnership certain rights to the securitized assets. The TOB Trusts are considered VIEs and the Partnership’s rights are such that it is the primary beneficiary and consolidates the TOB Trusts in the consolidated financial statements. At December 31, 2016, the Partnership consolidated TOB Trusts securitized by the PHC Certifications. At December 31, 2015, the Partnership consolidated TOB Trusts securitized by the PHC Certificates and MBS Securities.

The three MBS TOB Trusts were paid in full and collapsed in January 2016.  The Partnership expects to renew each TOB financing facility maturing in 2017 for additional six-month terms as it has the discretion to renew for six month periods per the terms of the agreement with DB.

In July 2015, due to certain restrictions imposed by the Volcker Rule, the Partnership and DB restructured eight of the existing TOB Trust structures by entering into a new Master Trust Agreement and creating new Term TOB Trusts. Similar to the TOB Trusts, the Partnership transferred assets to the Term TOB Trusts and the Term TOB Trusts issued Class A and Class B Certificates, which represent beneficial interests in the securitized assets.  DB purchased the Class A Certificates and the Partnership retained the Class B Certificates. Pursuant to the terms of the Term TOB Trusts, the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the Class A Certificates. The Class B Certificates grant the Partnership certain rights to the securitized assets. The Term TOB Trusts are considered VIEs and the Partnership’ rights are such that it is the primary beneficiary and consolidates the Term TOB Trusts in the consolidated financial statements.

The Term TOB Trust collateralized by the Pro Nova 2014-2 mortgage revenue bond was paid in full and collapsed March 2016. The Partnership expects to renew each Term TOB financing facility maturing in 2017 for an additional term.

The Master Trust Agreement with DB has covenants with which the Partnership is required to maintain compliance. At December 31, 2016, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve-month interest expense. On December 31, 2016 the Partnership was in compliance with all of these covenants. If the Partnership were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

At December 31, 2015, the Partnership had two interest rate swap arrangements related to the Decatur Angle and Bruton Apartments mortgage revenue bonds that were securitized in Term TOB Trusts. The Partnership posted approximately $1.9 million of cash collateral related to the interest rate swap agreements, which is reported as restricted cash in the consolidated balance sheet at December 31, 2015. See Note 19 for additional information on interest rate swap and cap arrangements.

Term A/B Trust Financings

Beginning in September 2016, the Partnership and DB began creating a series of Term A/B Trusts as a means to securitize the Partnership’s mortgage revenue bonds for longer terms and at fixed interest rates. Similar to the Term TOB Trusts described above, the Partnership transferred assets to the Term A/B Trusts and the Term A/B Trusts issued Class A and Class B Certificates, which represent beneficial interests in the securitized assets. DB purchased the Class A Certificates and the Partnership retained the Class B Certificates. Pursuant to the terms of the Term A/B Trusts, the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the Class A Certificates. The Class B Certificates grant the Partnership certain rights to the securitized assets. The Term A/B Trusts are considered VIEs and the Partnership’s rights are such that it is the primary beneficiary and consolidates the Term A/B Trusts in the consolidated financial statements.

During the third quarter of 2016, the Partnership paid off and collapsed seven of its nine Term TOB Trusts, simultaneously executing twelve new Term A/B Trust agreements secured by mortgage revenue bonds.  Based on the terms of the Term A/B Trust, the restructuring of the debt was accounted for as a modification, with approximately $1.4 million capitalized as deferred financing costs. Approximately $1.2 million of capitalized costs were paid to a related party (Note 24).

In December 2016, the Partnership entered into four new short-term Term A/B Trusts with an original maturity date in March 2017. The Partnership intends to either extend the term of these Term A/B Trusts or create new Term A/B Trusts with a longer term.

At December 31, 2016, the Partnership had two interest rate swap arrangements related to the Decatur Angle and Bruton Apartments mortgage revenue bonds that were securitized in Term A/B Trusts. The Partnership posted approximately $1.4 million of cash collateral related to the interest rate swap agreements, which is reported as restricted cash in the consolidated balance sheet at December 31, 2016. See Note 19 for additional information on the interest rate swap and cap arrangements

Tax Exempt Bond Securitization (“TEBS”) Financings

At December 31, 2016 and 2015, the Partnership, through three wholly-owned subsidiaries (collectively, “Sponsors”), sponsored three separate TEBS Financings – the M33 TEBS Financing, M31 TEBS Financing and M24 TEBS Financing. The TEBS Financings are structured such that the Partnership transfers mortgage revenue bonds to Freddie Mac to be securitized into the TEBS Trusts. Freddie Mac then issues Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “TEBS Certificates”), which represent beneficial interests in the securitized assets. The Class A TEBS Certificates are sold to unaffiliated investors and entitle the holders to cash flows from the securitized assets. The Class B TEBS Certificates are retained by the Sponsors and grant the

Partnership rights to certain cash flows from the securitized assets after payment to the Class A Certificates and related facility fees, as well as certain other rights to the securitized assets. The TEBS Financings are considered VIEs and the Partnership’s rights are such that it is the primary beneficiary and consolidates the TEBS Financings in the consolidated financial statements.

The terms of the TEBS Financings require the Partnership to fund cash into certain escrow accounts. Balances in the escrow accounts are reported as restricted cash on the consolidated balance sheets at December 31, 2016 and 2015.

The interest rates on the TEBS Financings have variable components. In order to mitigate exposure to interest rate fluctuations on the variable rates, the Sponsors entered into interest rate cap agreements (Note 19).

M33 TEBS Financing

In July 2015, the Partnership, through its wholly-owned subsidiary of ATAX TEBS III, LLC (“Sponsor”), and Freddie Mac entered into a number of agreements relating to a new long-term debt financing facility referred to as the M33 TEBS Financing. The Sponsor securitized nine mortgage revenue bonds with an aggregate par value of approximately $105.4 million into the M33 TEBS Financing. See Note 6 for information on the mortgage revenue bonds securitized in the M33 TEBS Financing.

The M33 Class A TEBS Certificates were issued in an initial principal amount of approximately $84.3 million and were sold through a placement agent to unaffiliated investors. After payment of transaction expenses, the Partnership received net proceeds from the M33 TEBS Financing of approximately $82.2 million.

The term of the M33 TEBS financing coincides with the terms of the assets securing the M33 TEBS Certificates, except the Sponsor may elect to purchase all (but not less than all) of the securitized mortgage revenue bonds from Freddie Mac on either July 15, 2020 or July 15, 2025.  Should the Partnership not elect to terminate the M33 TEBS Financing on these dates, the full term of the M33 TEBS Financing will run through the final principal payment date associated with the securitized mortgage revenue bonds, or August 1, 2055.

M31 TEBS Financing

The M31 TEBS Financing was initiated in July 2014. The term of the M31 TEBS Financing coincides with the terms of the assets securing the M31 TEBS Certificates, except ATAX TEBS II, LLC, a wholly-owned subsidiary of the Partnership, may elect to purchase all (but not less than all) of the Bonds from Freddie Mac on either July 15, 2019 or July 15, 2024. Should the Partnership not elect to terminate the M31 TEBS Financing on these dates, the full term of the M31 TEBS Financing will run through the final principal payment date associated with the securitized bonds, or August 1, 2050.

M24 TEBS Financing

The M24 TEBS Financing was initiated in September 2011. The term of the M24 TEBS Financing coincides with the terms of the assets securing the M24 TEBS Certificates, except that ATAX TEBS I, LLC, a wholly-owned subsidiary of the Partnership, may terminate the M24 TEBS Financing at its option on either September 15, 2017 or September 15, 2020. Should the Partnership not elect to terminate the M24 TEBS Financing on these dates, the full term of the M24 TEBS Financing will run through the final principal payment date associated with the securitized bonds, or July 15, 2050. The Partnership plans to renew the M24 TEBS Financing when it matures in 2017.

In November and December of 2015, the Fairmont Oaks and Bent Tree properties were sold and the mortgage revenue bond investments in the M24 Financing were paid off in full. The Partnership received approximately $14.1 million for the mortgage revenue bond principal plus base interest which was used to retire a portion of the M24 TEBS Financing facility.

During the first quarter of 2016, the Partnership implemented Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)”. The new accounting guidance changed the presentation of debt issuance costs in the financial statements to present them as a direct deduction from the related debt liability rather than classified as Other Assets, applied retrospectively. This new ASU did not change the presentation of debt issuance costs related to revolving LOCs as these continue to be reported as Other Assets. Adoption of the standard resulted in decreases in reported Other Assets of approximately $5.4 million, reported Debt Financings of approximately $4.9 million and reported Mortgages Payable and Other Secured Financing of approximately $470,000.

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2017	$148,105,926
2018	3,117,845
2019	130,608,707
2020	82,404,547
2021	1,381,375
Thereafter	134,650,501
Total	$500,268,901

18. Mortgages Payable and Other Secured Financing

The Partnership reports the mortgage loans and other secured financings secured by certain MF Properties on its consolidated financial statements as Mortgages payable and other secured financing.

In September 30, 2016, the Partnership acquired the Jade Park MF Property. Concurrent with the purchase, the Partnership entered into a mortgage payable arrangement to partially fund the acquisition price.

The Partnership sold the Arboretum and Woodland Park MF Properties in June and July 2016, respectively. At the closing of the sales, the Partnership paid all of the outstanding mortgage payables and accrued interest associated with these MF Properties.

In November 2015, the Partnership refinanced the Eagle Village mortgage and extended the stated maturity date to September 2018.

The following is a summary of the Mortgages payable and other secured financing on the MF Properties, net of deferred financing costs:

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2016, net	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Eagle Village (1)	$7,845,711	2010	September 2018	Variable	Monthly	0.63%	3.00%	3.63%
Residences of DeCordova	1,744,858	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,589,086	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 MF Property--Mortgage (2)	25,082,636	2013	March 2020	Variable	Monthly	3.50%	N/A	3.50%
The 50/50 MF Property--TIF Loan	3,656,090	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Jade Park	7,461,131	2016	October 2021	Fixed	N/A	N/A	N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$51,379,512							3.83%

(1) Variable rate is based on LIBOR
(2) Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2015, net	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Arboretum	$16,683,146	2011	March 2017	Fixed	N/A	N/A	N/A	3.75%
Eagle Village (1)	8,037,133	2010	September 2018	Variable	Monthly	0.25%	3.00%	3.25%
Residences of DeCordova	1,807,246	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,820,623	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 MF Property--Mortgage (2)	25,363,647	2013	March 2020	Variable	Monthly	3.25%	N/A	3.25%
The 50/50 MF Property--TIF Loan	4,035,779	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Woodland Park (1)	7,500,000	2014	August 2017	Variable	Monthly	0.19%	2.75%	2.94%
Total Mortgage Payable\Weighted Average Period End Rate	$69,247,574							3.60%

(1) Variable rate is based on LIBOR
(2) Variable rate is based on Wall Street Journal Prime Rate

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2017	$8,270,379
2018	8,475,223
2019	4,166,034
2020	23,949,298
2021	6,858,994
Total mortgages payable and other secured financings	$51,719,928

The Partnership expects to refinance the mortgages payable of Residences of DeCordova and Residences at Weatherford prior to their scheduled maturities in June 2017.

19. Interest Rate Derivatives

The following table summarizes the Partnership’s interest rate derivatives, except for interest rate swaps, at December 31, 2016:

Purchase Date	Initial Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Fair Value - Asset (Liability) (1)	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty
Sept 2010	$31,936,667	3.0%	Sept 2017	$921,000	$2	M24 TEBS	5.0%	Bank of New York Mellon
Sept 2010	31,936,667	3.0%	Sept 2017	845,600	2	M24 TEBS	5.0%	Barclays Bank PLC
Sept 2010	31,936,667	3.0%	Sept 2017	928,000	2	M24 TEBS	5.0%	Royal Bank of Canada
Aug 2013	93,305,000	1.5%	Sept 2017	793,000	619	M24 TEBS	3.5%	Deutsche Bank
Feb 2014	41,250,000	1.0%	March 2017	230,500	2	PHC TOB Trusts	3.3%	SMBC Capital Markets, Inc
July 2014	31,565,000	3.0%	Aug 2019	315,200	34,614	M31 TEBS	4.4%	Barclays Bank PLC
July 2014	31,565,000	3.0%	Aug 2019	343,000	34,614	M31 TEBS	4.4%	Royal Bank of Canada
July 2014	31,565,000	3.0%	Aug 2019	333,200	34,614	M31 TEBS	4.4%	SMBC Capital Markets, Inc
July 2015	28,095,000	3.0%	Aug 2020	210,000	93,045	M33 TEBS	4.3%	Wells Fargo Bank
July 2015	28,095,000	3.0%	Aug 2020	187,688	93,045	M33 TEBS	4.3%	Royal Bank of Canada
July 2015	28,095,000	3.0%	Aug 2020	174,900	93,045	M33 TEBS	4.3%	SMBC Capital Markets, Inc
					$383,604

(1) For additional details, see Note 25 to the Partnership's consolidated financial statements.

In January 2016, the Partnership sold the $11.0 million interest rate derivative related to the MBS TOB Trusts. The interest rate derivative was sold for its current value and resulted in no cash proceeds to the Partnership and no gain or loss was recognized.

The Partnership has contracted for two interest rate swaps with DB related to the Decatur Angle and Bruton Term A/B Financings securitized by mortgage revenue bonds for Decatur Angle and Bruton Apartments. The following table summarizes the terms of the interest rate swaps at December 31, 2016 and 2015:

Purchase Date	Initial Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	December 31, 2016 - Fair Value of Liability	December 31, 2015 - Fair Value of Liability
Sept 2014	$23,000,000	Oct 2016	Oct 2021	1.96%	0.53%	70% 30-day LIBOR	Deutsche Bank	$(738,574)	$(737,219)
Sept 2014	$18,126,731	April 2017	April 2022	2.06%	N/A	70% 30-day LIBOR	Deutsche Bank	(600,709)	(579,856)
								$(1,339,283)	$(1,317,075)

These interest rate derivatives and interest rate swaps are not designated as hedging instruments and, accordingly, they are recorded at fair value with changes in fair value included in current period earnings as interest expense. See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives and interest rate swap arrangements. The interest rate derivatives are presented within other assets and the interest rate swap arrangements are reported as a derivative swap liability on the consolidated balance sheet.

20. Commitments and Contingencies

The Partnership, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, the Partnership believes the outcome of such matters will not have a material effect on the Company’s consolidated financial statements.

Bond Purchase Commitments

As part of the Partnership’s strategy of acquiring mortgage revenue bonds, the Partnership will enter into bond purchase commitments related to mortgage revenue bonds to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and mortgage revenue bonds.  The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for the following bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in other comprehensive income.

The following table summarizes the Partnership’s bond purchase commitments at December 31, 2016 and 2015:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2017	Maximum Committed Amounts for 2018	Rate	Closing Date (1)	Fair Value at December 31, 2016	Fair Value at December 31, 2015
15 West Apartments	July 2014	$-	$-	6.25%	Q4 2016	$-	$945,009
Villas at Plano Gateway Apartments	December 2014	20,000,000	-	6.00%	Q2 2017	838,200	1,469,213
Village at Rivers Edge	May 2015	11,000,000	-	6.00%	Q2 2017	467,720	636,560
Palo Alto	July 2015	19,540,000	-	5.80%	Q3 2017	627,429	1,439,600
Village at Avalon	November 2015	-	16,400,000	5.80%	Q2 2018	466,100	1,143,978
Total		$50,540,000	$16,400,000			$2,399,449	$5,634,360

(1) The closing date is actual or estimated.

Property Loan Commitments

In October 2015, ATAX Vantage Holdings, LLC, a newly formed wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to an unrelated third party to build two new multifamily residential properties. The Partnership’s remaining maximum commitments totaled approximately $3.4 million at December 31, 2016. See Note 11 for additional information related to the property loans.

Other Guarantees

In connection with the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at December 31, 2016, under the guarantee provision of the repurchase clause is approximately $2.8 million and represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at December 31, 2016, under the guarantee provision of the repurchase clause is approximately $4.4 million and represents 75% of the equity contributed by BC Partners.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year. In conjunction with the ground lease, The 50/50 MF Property has entered into an agreement whereby it is required to make regular payments to the University of Nebraska-Lincoln based on its revenues.  At December 31, 2016, the minimum aggregate annual payment due under the agreement is approximately $122,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases of 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. The 50/50 MF Property reported expenses related to the agreement of approximately $123,000, $120,000 and $50,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

As the holder of residual interests issued in connection with its TOB, Term TOB, Term A/B and TEBS Financings, the Partnership is required to guarantee certain losses that can be incurred by the underlying trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trusts. In the case of the TEBS, Freddie will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. In each of these cases, the trust will be collapsed.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee. In the event of a shortfall the maximum exposure to loss would be approximately $500.3 million prior to the consideration of the proceeds from the sale of the trust collateral. To date, the Partnership has not been required to reimburse the financing facilities for any shortfalls.

21. Redeemable Series A Preferred Units

During 2016, the Partnership issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements. The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership.  The following table summarizes the issuances of Series A Preferred Units during the year ended December 31, 2016:

December 31, 2016
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
	4,086,900	$40,869,000

22. Issuances of Additional Beneficial Unit Certificates

In November 2016, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $225.0 million of additional BUCs from time to time. The Registration Statement will expire in November 2019.

23. Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (“Plan”), as approved by the Unitholders, permits the grant of restricted units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to approximately three years. RUAs currently provide for the payment of distributions during the restriction period. The RUA’s provide for accelerated vesting if there is a change in control.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $833,000 for the year ended December 31, 2016. No compensation expense for RUAs was recognized for the years ended December 31, 2015 and 2014.

The following table summarizes the RUA activity for the year ended December 31, 2016:

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested at January 1, 2016	-	$-
Granted	272,307	6.03
Vested	(114,003)	6.03
Nonvested at December 31, 2016	158,304	$6.03

At December 31, 2016, there was approximately $808,000 of total unrecognized compensation expense related to nonvested RUAs granted under the Plan.  The remaining expense is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of nonvested RUAs was approximately $855,000 at December 31, 2016.

24. Transactions with Related Parties

A substantial portion of the Partnership’s general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs are typically incurred in connection with the acquisition or reissuance of certain mortgage revenue bonds, acquisition of PHC Certificates and MBS, debt financing transactions, and other capital transactions. The amounts in the following table represent amounts reimbursable to AFCA 2 or an affiliate for such expenses.

	2016	2015	2014
Reimbursable salaries and benefits	$2,921,762	$1,744,855	$1,599,294
Other expenses	5,883	6,819	975
Insurance	204,357	224,946	227,265
Professional fees and expenses	390,961	284,767	208,648
Consulting and travel expenses	11,634	15,372	1,697
	$3,534,597	$2,276,759	$2,037,879

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, taxable property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The Partnership paid administrative fees to AFCA 2 of approximately $2.8 million, $2.6 million, and $2.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $95,000, $53,000, and $138,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Additionally, in connection with the sale of Bent Tree, a Consolidated VIE, the property paid accrued and deferred administrative fees to AFCA2 totaling approximately $635,000 for the year ended December 31, 2015. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the mortgage revenue bonds secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties.

AFCA 2 earns mortgage placement fees in connection with the acquisition of mortgage revenue bonds and other investments by the Partnership.  These mortgage placement fees and other investments fees were paid by the owners of the respective property or the third-party seller of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not consolidated VIEs.   Investment/mortgage placement fees earned by AFCA 2 totaled approximately $2.1 million, $1.9 million, and $1.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. In addition, AFCA 2 received a one-time $125,000 negotiated mortgage placement fee related to work performed for a transaction that did not materialize during the second quarter of 2016. In addition, during the year ended December 31, 2015, approximately $300,000 in mortgage placement fees were paid by the Partnership to AFCA2 related to two mortgage revenue bond acquisitions, which was recorded into the cost basis of the mortgage revenue bonds and are being amortized against interest income on an effective yield basis over the term of the mortgage revenue bonds. There were no such transactions during the year ended December 31, 2016.

An affiliate of AFCA 2, Properties Management, was retained to provide property management services for Ashley Square,   Arboretum (MF Property sold in 2016), Bent Tree (Consolidated VIE sold in 2015), Lake Forest, Fairmont Oaks (Consolidated VIE sold in 2015), DeCordova, Eagle Village, The Colonial (MF Property sold in 2015), Meadowview, Crescent Village, Willow Bend, Post Woods, Glynn Place (MF Property sold in 2015), Greens at Pine Glen, Cross Creek, Weatherford, Jade Park and Woodland Park (MF Property sold in 2016). The management fees paid to Properties Management amounted to approximately $1.1 million, $1.2 million, and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the Consolidated VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the Consolidated VIEs prior to the payment of any interest on the mortgage revenue bonds and taxable property loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

An affiliate of AFCA 2, FCA, acts as an origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Partnership. Origination fees paid to this affiliate by the borrower of certain acquired bonds were approximately $1.0 million, $1.8 million, and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. These origination fees have not been reflected in the accompanying consolidated financial statements. In addition, the Partnership paid consulting and origination fees to this affiliate related to mortgage revenue bond acquisitions of approximately $150,000 and $300,000 for the years ended December 31, 2015 and 2014. No such fees were paid to the affiliate during the year ended December 31, 2016. The fees paid to the affiliate were recorded into the cost basis of the mortgage revenue bonds and are being amortized against interest income on an effective yield basis. During the year ended December 31, 2016, approximately $1.2 million in consulting fees were paid by the Partnership to this affiliate for services related to establishment of Term A/B Trusts. In addition, Farnam Capital Advisors, LLC received a $125,000 origination fee for work performed related to a transaction that did not materialize during the second quarter of 2016.

The Partnership had outstanding liabilities due to related parties totaling approximately $415,000 and $241,000 at December 31, 2016 and 2015, respectively. All amounts due are reported within accounts payable, accrued expenses and other liabilities on the Partnership’s consolidated balance sheets.

One of the owners of two limited-purpose corporations which owned multifamily residential properties (the Consolidated VIEs) financed with mortgage revenue bonds and taxable property loans held by the Partnership were employees of Burlington who were not involved in the operation or management of the Partnership and who were not executive officers or managers of Burlington.

25. Fair Value of Financial Instruments

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

Investments in Mortgage Revenue Bonds and Bond Purchase Commitments.  The fair values of the Partnership’s investments in mortgage revenue bonds and mortgage bond purchase commitments have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the Partnership may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the Partnership believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in mortgage revenue bonds between reporting periods, the Partnership looks at the key inputs such as changes in the ‘A’ rated municipal bond rates on similar mortgage revenue bonds as well as changes in the operating performance of the underlying property serving as collateral for each mortgage revenue bond.  The Partnership validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors.  Given these facts the fair value measurement of the Partnership’s investment in mortgage revenue bonds is categorized as a Level 3 input.  At December 31, 2016, the range of effective yields on the individual mortgage revenue bonds was 4.9% to 12.4% per annum. At December 31, 2015, the range of effective yields on the individual mortgage revenue bonds was 4.2% to 12.1% per annum.

The fair value of the bond purchase commitments is determined in the same manner as the mortgage revenue bonds.

Investments in PHC Certificates.  The fair value of the Partnership’s investment in PHC Certificates has been based on a yield to maturity analysis performed by the Partnership. There is no active trading market for the trusts’ certificates owned by the Partnership, but it will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts’ certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Partnership encompasses the use of judgment in its application. The Partnership validates that the changes in the estimated fair value of PHC Certificates move with the changes in the market yield rates of investment grade rated mortgage revenue municipal bonds with terms of similar length. Given these facts the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.  At December 31, 2016, the range of effective yields on the PHC Certificates was 4.3% to 6.0% per annum.  At December 31, 2015, the range of effective yields on the PHC Certificates was 3.9% to 5.7% per annum.

Investment in MBS Securities. At December 31, 2015, the fair value of the Partnership’s investment in MBS Securities was based upon prices obtained from a third-party pricing service, which are indicative of market activity. The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the marketplace, and other data inputs. The methodology also considered the underlying characteristics of each security, which were also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to valuation information obtained from at least one other third party pricing service, ensuring they were within a tolerable range of difference which the Partnership estimates as 7.5%. The Partnership also looked at observations of trading activity in the marketplace when available.  Given these facts, the fair value measurements of the Partnership’s investment in MBS Securities were categorized as Level 2 inputs.

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

Interest rate derivatives. The effect of the Partnership’s interest rate derivatives is to set a cap, or upper limit, on the base rate of interest paid on the Partnership’s variable rate debt equal to the notional amount of the derivative agreement.   The effect of the Partnership’s interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The fair value of the interest rate derivatives is based on a model whose inputs is not observable and therefore is categorized as a Level 3 input.  The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized as follows:

	Fair Value Measurements at December 31, 2016
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$590,194,179	$-	$-	$590,194,179
Mortgage revenue bonds	90,016,872	-	-	90,016,872
Bond purchase commitments (reported within other assets)	2,399,449	-	-	2,399,449
PHC Certificates	57,158,068	-	-	57,158,068
Taxable bonds (reported within other assets)	4,084,599	-	-	4,084,599
Derivative contracts (reported within other assets)	383,604	-	-	383,604
Derivative swap liability	(1,339,283)	-	-	(1,339,283)
Total Assets and Liabilities at Fair Value, net	$742,897,488	$-	$-	$742,897,488

The following tables summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2016:

	For Twelve Months Ended December 31, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2016	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total gains (losses) (realized/unrealized)
Included in earnings	175,769	-	(54,605)	-	17,618	138,782
Included in other comprehensive (loss) income	(17,342,217)	(3,234,911)	(1,480,497)	(188,299)	-	(22,245,924)
Purchases	130,620,000	-	-	-	-	130,620,000
Sale of securities	(9,295,000)	-	-	-	(399)	(9,295,399)
Settlements	(7,630,638)	-	(2,014,120)	(551,162)	-	(10,195,920)
Ending Balance December 31, 2016	$680,211,051	$2,399,449	$57,158,068	$4,084,599	$(955,679)	$742,897,488
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2016	$-	$-	$-	$-	$17,618	$17,618

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized as follows:

	Fair Value Measurements at December 31, 2015
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds held in trust	$536,316,481	$-	$-	$536,316,481
Mortgage revenue bonds	47,366,656	-	-	47,366,656
Bond purchase commitments (reported within other assets)	5,634,360	-	-	5,634,360
PHC Certificates	60,707,290	-	-	60,707,290
MBS Securities	14,775,309	-	14,775,309	-
Taxable bonds (reported within other assets)	4,824,060	-	-	4,824,060
Derivative contracts (reported within other assets)	344,177	-	-	344,177
Interest swap liability	(1,317,075)	-	-	(1,317,075)
Total Assets and Liabilities at Fair Value	$668,651,258	$-	$14,775,309	$653,875,949

The following tables summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2015:

	For Twelve Months Ended December 31, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2015	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(1,802,655)	(1,802,655)
Included in other comprehensive income	9,370,264	(146,053)	462,297	(138,682)	-	9,547,826
Purchases	188,572,000	-	-	-	-	188,572,000
Mortgage revenue bond exchanged for MF Property	(41,580,919)	-	-	-	-	(41,580,919)
Purchase interest rate derivative	-	-	-	-	562,088	562,088
Settlements	(21,702,345)	-	(1,018,130)	346,177	-	(22,374,298)
Ending Balance December 31, 2015	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2015	$-	$-	$-	$-	$(1,802,655)	$(1,802,655)

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

The following tables summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2014:

	For Twelve Months Ended December 31, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2014	$285,318,171	$(4,852,177)	$62,056,379	$4,075,953	$888,120	$347,486,446
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(2,003,351)	(2,003,351)
Included in other comprehensive (loss) income	52,272,236	10,632,590	5,219,937	685,612	-	68,810,375
Purchases	142,794,827	-	-	-	-	142,794,827
Purchase interest rate derivative	-	-	-	-	1,382,900	1,382,900
Mortgage revenue bond and MBS Securities sales and redemption	(30,464,798)	-	-	-	-	(30,464,798)
Settlements	(896,299)	-	(6,013,193)	(145,000)	-	(7,054,492)
Ending Balance December 31, 2014	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2014	$-	$-	$-	$-	$(2,003,351)	$(2,003,351)

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

Income and losses included in earnings for the periods shown above are included in interest expense.

The Partnership calculates a fair value of each financial liability using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented.  This estimate of fair value is based on Level 3 inputs.  The table below represents the fair value of the financial liabilities held on the Consolidated Balance Sheets at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$555,199,700	$553,083,924	$468,993,716	$475,415,345
Mortgages payable and other secured financing	$51,379,512	$51,595,281	$69,247,574	$67,735,213

26. Segments

Due to the increased investments in ATAX Vantage Holdings, LLC, the Partnership added a new segment during the second quarter of 2016 named “Other Investments.” The Partnership consists of four reportable segments - Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Other Investments.  In addition to the four reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  In January 2016, the Partnership sold its three remaining MBS Securities and eliminated the MBS Securities Investments operating segment.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of mortgage revenue bonds and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such mortgage revenue bonds are held as investments and the related property loans, net of loan loss, are reported as such on the Partnership’s consolidated balance sheets.  At December 31, 2016, the Partnership held 83 mortgage revenue bonds. The Residential Properties financed by  83 mortgage revenue bonds contain a total of  9,968 rental units. In addition, one bond is collateralized by commercial real estate (Note 6). All general and administrative expenses on the consolidated statements of operations are allocated to this operating segment.

MF Properties Segment

The MF Properties segment consists of multifamily, student housing, and senior citizen residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.    At December 31, 2016, the Partnership consolidated the results of seven MF Properties containing a total of 2,004 rental units (see Note 9). Income tax expense for the Greens Hold Co is reported within this segment.

Other Investments under the Amended and Restated LP Agreement

The Amended and Restated LP Agreement authorizes the Partnership to make investments other than in mortgage revenue bonds provided that these other investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Partnership’s assets at the time of acquisition as required under the Amended and Restated LP Agreement.  In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.  The Partnership’s other investments are separated out into two separate segments – Public Housing Capital Fund Trust and Other Investments.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 7).

Other Investments Segment

The Other investments segment consists of the operations of ATAX Vantage Holdings, LLC, which is invested in unconsolidated entities (Note 10) and has issued property loans due from Vantage at Brooks LLC and Vantage at Braunfels LLC (Note 11).

The following table details certain key financial information for the Partnership’s reportable segments for the three years ended December 31:

	2016	2015	2014
Total revenues
Mortgage Revenue Bond Investments	$36,673,232	$38,772,872	$23,227,674
MF Properties	17,404,439	17,789,125	14,250,572
Public Housing Capital Fund Trust	2,888,035	2,994,482	3,038,819
MBS Securities Investments	17,921	225,890	1,423,958
Other Investments	1,995,123	170,922	-
Total revenues	$58,978,750	$59,953,291	$41,941,023

Interest expense
Mortgage Revenue Bond Investments	$11,904,616	$10,787,252	$7,147,092
MF Properties	2,200,531	2,659,350	2,319,928
Public Housing Capital Fund Trust	1,349,800	1,221,713	1,295,238
MBS Securities Investments	14,692	157,902	403,653
Total interest expense	$15,469,639	$14,826,217	$11,165,911

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-
MF Properties	5,980,483	5,888,973	4,801,533
Public Housing Capital Fund Trust	-	-	-
MBS Securities Investments	-	-	-
Total depreciation expense	$5,980,483	$5,888,973	$4,801,533

Income (loss) from continuing operations
Mortgage Revenue Bond Investments	$11,755,639	$17,924,037	$13,181,961
MF Properties	8,442,704	2,964,297	(938,151)
Public Housing Capital Fund Trust	1,538,234	1,758,022	1,714,968
MBS Securities Investments	51,984	67,547	1,017,637
Other Investments	1,995,123	170,922	-
Income from continuing operations	$23,783,684	$22,884,825	$14,976,415

Net income (loss)
Mortgage Revenue Bond Investments	$11,755,639	$17,924,037	$13,181,961
MF Properties	8,443,527	2,967,098	(933,478)
Public Housing Capital Fund Trust	1,538,234	1,758,022	1,714,968
MBS Securities Investments	51,984	67,547	1,017,637
Other Investments	1,995,123	170,922	-
Discontinued Operations	-	3,721,397	52,773
Partnership net income	$23,784,507	$26,609,023	$15,033,861

The following table details total assets for the Company’s reportable segments for the two years ended December 31:

Total assets	December 31, 2016	December 31, 2015 (1)
Mortgage Revenue Bond Investments	$764,995,675	$658,846,881
MF Properties	129,895,112	141,704,103
Public Housing Capital Fund Trust Certificates	57,461,268	61,021,462
MBS Securities Investments	-	15,035,061
Other Investments	34,540,280	7,726,970
Consolidation/eliminations	(42,778,661)	(17,223,994)
Total assets	$944,113,674	$867,110,483

(1) The Partnership has reduced the reported assets of the Mortgage Revenue Bond Investments segment and the consolidation and eliminations amount by approximately $182.7 million to eliminate intercompany activity within the Mortgage Revenue Bond Investments segment.

27. Summary of Unaudited Quarterly Results of Operations

2016	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$14,927,956	$27,376,050	$14,855,912	$15,899,246
Income from continuing operations	2,531,688	11,005,829	4,622,874	5,623,293
Income from discontinuing operations	-	-	-	-
Net income - America First Multifamily Investors, L.P.	$2,531,700	$11,005,930	$4,623,542	$5,623,335

Income from continuing operations, per unit	$0.04	$0.15	$0.06	$0.09
Income from discontinued operations, per unit	-	-	-	-
Net income, basic and diluted, per unit	$0.04	$0.15	$0.06	$0.09

2015	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$12,506,625	$17,119,567	$14,084,872	$20,841,336
Income from continuing operations	2,499,160	7,983,295	2,286,383	10,115,987
Income (loss) from discontinued operations	24,428	238,287	253,894	3,204,788
Net income - America First Multifamily Investors, L.P.	$2,524,479	$8,221,271	$2,540,649	$13,322,624

Income from continuing operations, per unit	$0.04	$0.12	$0.03	$0.15
Income from discontinued operations, per unit	-	-	0.01	(0.01)
Net income, basic and diluted, per unit	$0.04	$0.12	$0.04	$0.14

28. Subsequent Events

The following table summarizes the Term A/B Trust Financings that the Partnership entered into subsequent to December 31, 2016:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing	Acquired	Stated Maturity	Fixed Interest Rate
San Vicente - Series A	$3,150,000	Feb 2017	February 2022	3.89%
San Vicente - Series B	1,555,000	Feb 2017	June 2018	3.76%
Las Palmas - Series A	1,530,000	Feb 2017	February 2022	3.89%
Las Palmas - Series B	1,505,000	Feb 2017	June 2018	3.76%
The Village at Madera - Series A	2,780,000	Feb 2017	February 2022	3.89%
The Village at Madera - Series A	1,465,000	Feb 2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,360,000	Feb 2017	February 2022	3.89%
Harmony Court Bakersfield - Series A	1,700,000	Feb 2017	July 2018	3.76%
Summerhill - Series A	5,785,000	Feb 2017	February 2022	3.89%
Summerhill - Series B	2,870,000	Feb 2017	July 2018	3.76%
Courtyard - Series A	9,210,000	Feb 2017	February 2022	3.89%
Courtyard - Series B	5,295,000	Feb 2017	July 2018	3.76%
Seasons Lakewood - Series A	6,615,000	Feb 2017	February 2022	3.89%
Seasons Lakewood - Series B	4,475,000	Feb 2017	August 2022	3.76%
Seasons San Juan Capistrano - Series A	11,140,000	Feb 2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,590,000	Feb 2017	August 2022	3.76%
Avistar at Wood Hollow - Series A	27,075,000	Feb 2017	February 2027	4.46%
Avistar at Copperfield - Series A	3,210,000	Feb 2017	February 2027	4.46%
Avistar at Wilcrest - Series A	8,500,000	Feb 2017	February 2027	4.46%

In February 2017, a portion of the proceeds from the Term A/B Trust Financings in the table above were used to pay principal, in full, and accrued interest due on the Partnership’s $40 million unsecured line of credit and $20 million secured line of credit.

The following table summarizes the mortgage revenue bonds acquired by the Partnership subsequent to December 31, 2016:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Avistar at Wood Hollow - Series A	February	Austin, TX	409	5/1/2054	5.75%	$31,850,000
Avistar at Wood Hollow - Series B	February	Austin, TX	409	6/1/2054	12.00%	8,410,000
Avistar at Copperfield - Series A	February	Houston, TX	192	5/1/2054	5.75%	10,000,000
Avistar at Copperfield - Series B	February	Houston, TX	192	6/1/2054	12.00%	4,000,000
Avistar at Wilcrest - Series A	February	Houston, TX	88	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	February	Houston, TX	88	6/1/2054	12.00%	1,550,000

The Partnership funded portions of the purchase price for the mortgage revenue bonds from the proceeds of the related Term A/B Trust Financing in the table above and approximately $14.0 million drawn from the Partnership’s unsecured line of credit.

In February 2017, the Northern View MF Property met the criteria for classification as assets held for sale (See policy in Note 2). The Partnership expects to complete the sale of its 99% interest in the entity that owns the MF Property in March 2017.

The table below summarizes the assets and liabilities of the Northern View MF Property included in the Partnership’s consolidated financial statements at December 31, 2016:

December 31, 2016
Cash and cash equivalents	$62,386
Restricted cash	203,893
Land and improvements	688,539
Buildings and improvements	8,088,059
Real estate assets before accumulated depreciation	8,776,598
Accumulated depreciation	(2,386,626)
Net real estate assets	6,389,972
Other assets	33,534
Total assets held for sale	$6,689,785

Accounts payable, accrued expenses and other liabilities	$225,007

In March 2017, the Partnership entered into a subscription agreement and issued to a financial institution 613,100 units of Series A Preferred Units for gross proceeds of approximately $6.1 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer (“CEO”) of the Company and Chief Financial Officer (“CFO”) of Burlington Capital LLC (in its capacity as the general partner of the General Partner of the Partnership) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Company’s management (including officers of Burlington Capital LLC in its capacity as the general partner of the General Partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO of Burlington Capital LLC of the effectiveness of the Company’s internal control over financial reporting.  The Company’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

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

Name	Position Held with Burlington	Position Held Since
Michael B. Yanney	Chairman Emeritus of the Board / Manager	2008 / 1984
Lisa Y. Roskens	Chairman of the Board / Manager	2008 / 1999
Chad Daffer	Chief Executive Officer	2015
Craig S. Allen	Chief Financial Officer	2015
Mariann Byerwalter	Manager (2)	1997
Dr. William S. Carter	Manager (2)	2003
Walter K. Griffith	Manager (1) (2)	2015
Patrick J. Jung	Manager (1) (2)	2003
Michael O. Johanns	Manager (1) (2)	2015
George H. Krauss	Manager	2001
Dr. Gail Walling Yanney	Manager	1996

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

Following is the biographical information for each of the managers and executive officers of Burlington disclosed above, and information for the Chief Executive Officer of the Partnership:

Michael B. Yanney, 83, Chairman Emeritus, served as Chairman of the Board of Managers of Burlington and its predecessors from 1984 through 2008. From 1977 until 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as the chairman of the board of directors of America First Apartment Investors, Inc. and is a member of the boards of directors of Level 3 Communications, Inc. and Magnum Resources, Inc. Mr. Yanney is the husband of Dr. Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 50, is Chief Executive Officer and President of Burlington, as well as being Chairman of the Board of Managers. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Chad L Daffer, 52, is the Chief Executive Officer of the Partnership. Mr. Daffer has been employed by Burlington Capital LLC since 2005 where he served as the Partnership’s Fund Manager.   Prior to joining Burlington, Mr. Daffer served as an Investment Banker from 1996 to 2004 with Kirkpatrick Pettis and from 1992 to 1996 he was employed in Fixed Income Institutional Sales with Paine Webber.  Mr. Daffer has a Bachelor of Science in Accounting from the University of Nebraska.

Craig Allen, 58, is Chief Financial Officer of Burlington, and in that capacity also serves as the Chief Financial Officer of the Company.  Mr. Allen was appointed by the Board of Managers of Burlington Capital LLC as Chief Financial Officer on January 8, 2015.  Mr. Allen brings 20 years of experience working with public and privately traded companies with over 17 years in the financial services industry.  From December 2010 to November 2014, he was previously Senior Vice President and Chief Financial Officer at ECMC Holdings, Oakdale, Minnesota, an $80 million privately held financial services company.   Prior to that, from January 2001 to December 2010, Mr. Allen was Chief Financial Officer with XO Group, Inc. (NYSE: XOXO), a publicly traded global multi-media and technology company.  Mr. Allen has a Bachelor of Science degree in Accounting from Northern Illinois University, DeKalb, Illinois.  He also holds designations as a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Certified Management Accountant (CMA) and International Financial Report Standards Certificate (IFRS).

Mariann Byerwalter, 56, is Chairman of JDN Corporate Advisory LLC and the Interim President and CEO of Stanford Health Care. She is also Chairman of the Board of Directors of SRI International. Prior to this, Ms. Byerwalter served as Chairman of the Board of Directors of Stanford Hospital and Clinics from 2006 - 2013. She currently serves as a Director on the following Boards: Pacific Life Insurance Company, Franklin Resources, Inc., WageWorks, Inc., Redwood Trust, Inc., the Stanford Hospital and Clinics, and the Lucile Packard  Children's Hospital. Ms. Byerwalter is a Trustee Emerita of the Stanford University Board of Trustees, having served three terms as a Trustee between 1992 and 2012. Ms. Byerwalter was Chief Financial Officer and Vice President for Business Affairs of Stanford University (1996 - 2000), and Special Assistant to the President through 2001. Prior to this she was an entrepreneur. She was a partner and co-founder of America First Financial Corporation, which raised funds to purchase and turn-around failed savings and loans from the government. Before this she was Vice President for Strategic Planning and Corporate Development at BankAmerica Corporation, managing acquisitions and divestitures for BankAmerica. Ms. Byerwalter earned her Master’s Degree in Business Administration from Harvard Business School and her Bachelor’s Degree in Economics and Political Science/Public Policy from Stanford University.

Dr. William S. Carter, 90, is retired from medical practice. He is a graduate of Butler University and Kansas University School of Medicine. He was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska and was Managing Partner for the Midwest ENT Group until his retirement in 1993.

Walter K. Griffith, 67, has been an affordable housing consultant since retiring from Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2015.  From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support.  During the period that he was vice president, affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff.  From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003.  Mr. Griffith currently serves on the Board of Directors of Enterprise Community Investors, Inc. and serves as a non-executive chair of the Board of Transitional Housing Corporation, a Washington DC-based non-profit that provides housing and supportive services to homeless and at-risk families.

Patrick J. Jung, CPA, 69, currently serves as the Chief Operating Officer of Surdell & Partners, LLC, an advertising company in Omaha, Nebraska. Prior to his position with Surdell & Partners LLC, Mr. Jung was a practicing certified public accountant with KPMG LLC for thirty years. During that period he served as a Partner for twenty years and as the Managing Partner of the Nebraska business unit for the last six years. Mr. Jung is also a member of the board of directors of Werner Enterprises, Inc., and serves on its audit and compensation committees. Werner, headquartered in Omaha, Nebraska, is a publicly traded transportation and logistics company engaged primarily in hauling truckload shipments of general commodities. Mr. Jung is a director and officer at the Omaha Zoological Society.

George H. Krauss, 75, was a consultant to Burlington from 1996 until 2010. From 2010 until present Mr. Krauss has been a Managing Director of Burlington. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP, serving as such firm’s managing partner from 1983 to 1993, and, from 1997 to 2006, was Of Counsel to such firm.  Mr. Krauss currently serves as the Chairman of the board of directors of MFA Mortgage Investments, Inc and serves on the board of directors of Core Bank and its predecessor Omaha State Bank. Mr. Krauss previously served on the board of directors of Gateway, Inc., from 1991 to October 2007, West Corporation, from

January 2001 to October 2006, America First Apartment Investors, Inc., from January 2003 to September 2007, and infoGROUP, Inc., from December 2007 to July 2010.  Mr. Krauss received a Juris Doctorate degree and a Masters of Business Administration degree from the University of Nebraska.

Michael O. Johanns, 66, was elected to the U.S. Senate in 2008. Senator Johanns served in the 111th through 113th Congresses as a member of the following committees: Appropriations, Agriculture, Banking, Commerce, Environment & Public Works, Indian Affairs and Veterans’ Affairs (varied by Congress). As the 28th Secretary of the U.S. Department of Agriculture, Senator Johanns directed 18 agencies employing 90,000 staff worldwide and managed a $93 billion budget. Senator Johanns served as Governor of Nebraska from 1999 to 2005. Senator Johanns’ public service began on the Lancaster County Board in Nebraska from 1983 to 1987, followed by the Lincoln City Council from 1989 to 1991. He was elected Mayor of Lincoln in 1991and reelected without opposition in 1995. He is a graduate of St. Mary’s University of Minnesota and holds a law degree from Creighton University in Omaha. He clerked for the Nebraska Supreme Court before practicing law in O’Neill and Lincoln, Nebraska.

Dr. Gail Walling Yanney, 80, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, managers and Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that two members of the board of managers, Mariann Byerwalter and Dr. William S. Carter, each filed one Form 4 late. Each instance involved only a single transaction and was filed as soon as practical.  The Partnership believes all other Section 16(a) filing requirements applicable to the executive officers, managers, and beneficial owners of BUCs were satisfied in a timely manner during the year ended December 31, 2016.

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

Audit Committee

Burlington’s Board of Managers has an Audit Committee.  The Audit Committee charter is posted under the “Investors & Brokers” section of our website at www.ataxfund.com.  The Partnership does not have a compensation committee or a nominating and corporate governance committee.  The NASDAQ listing rules do not require a listed limited partnership to establish a compensation committee or a nominating and corporate governance committee.  We are, however, required to have an audit committee with a majority of members that are “independent” under the NASDAQ listing standards.

The Audit Committee consists of Patrick J. Jung, Walter K. Griffith, and Michael O. Johanns.  The Board of Managers has affirmatively determined that each member of the Audit Committee meets the independence and experience standards established by the NASDAQ listing rules and the rules of the SEC.  The Board of Managers has also reviewed the financial expertise of Mr. Jung and affirmatively determined that he is an “audit committee financial expert,” as determined by the rules of the SEC.  Mr. Jung is “independent” as defined by the rules of the SEC and the NASDAQ listing standards.

The Audit Committee held nine meetings in 2016.  The Audit Committee assists the Board of Managers in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls.  The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm.  The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.

Our independent registered public accounting firm is given unrestricted access to the Audit Committee and Burlington’s management, as necessary.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2016, whom we refer to as our “named executive officers.”  For 2016, the Partnership’s named executive officers consisted of Chad L. Daffer, the Chief Executive Officer of the Partnership, and Craig S. Allen, the Chief Financial Officer of Burlington who, in that capacity, also serves as the Chief Financial Officer of the Partnership.  Mr. Daffer and Mr. Allen are both employees of Burlington rather than the Partnership.  Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that, as of December 31, 2016, Mr. Daffer and Mr. Allen were the only individuals who served as executive officers of the Partnership.

Under the terms of its Amended and Restated LP Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Burlington or to any limited partners of AFCA 2. In this connection, the compensation of the named executive officers is determined exclusively by Burlington.  Accordingly, the Partnership does not have an executive compensation program for the named executive officers for which the Partnership controls.

Set forth below is information about all compensation paid by the Partnership to the named executive officers for the year ended December 31, 2016.

Compensation Committee Report

The Partnership does not have a separate compensation committee. We, as the Board of Managers of Burlington, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2016.

Respectfully Submitted,

Lisa Y. Roskens, ChairmanPatrick J. Jung

Michael B. Yanney, Chairman EmeritusMichael O. Johanns

Mariann ByerwalterGeorge H. Krauss

William S. CarterGail Walling Yanney

Walter K. Griffith

Summary Compensation Table for 2016

The following table sets forth information regarding compensation paid by the Partnership to our named executive officers for the year ended December 31, 2016.  No such compensation was paid in 2015 and 2014, therefore no amounts are provided for those years.

Name and Principal Position	Year	Unit Awards (1) ($)	Total ($)
Chad L. Daffer	2016	330,670	330,670
Chief Executive Officer

Craig S. Allen	2016	267,088	267,088
Chief Financial Officer

(1) This column reflects grants of restricted unit awards under the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (the “Plan”) as approved by the Unitholders in 2015.  The Plan permits the grant of restricted units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3 million BUCs.  Restricted unit awards are generally granted with vesting conditions ranging from three months to up to three years.  Restricted unit awards granted to Managers and executive officers during 2016 provide for the payment of distributions during the restriction period.  The restricted unit awards provide for accelerated vesting if there is a change in control.  The value of the restricted unit awards to the named executives in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The values were computed by multiplying the number of units underlying the unit award by the closing price per unit of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the named executive officers a total of 87,021 restricted units on September 26, 2016 and 12,154 restricted units on November 17, 2016, with grant date fair values of $6.08 and $5.65 per unit, respectively.

Grants of Plan-Based Awards Table for 2016

Name	Grant Date	All other stock awards: Number of shares of stock or units (1) (#)	Grant date fair value of stock and option awards (2) ($)
Chad L. Daffer	9/26/2016	48,139	292,685
	11/17/2016	6,723	37,985

Craig S. Allen	9/26/2016	38,882	236,403
	11/17/2016	5,431	30,685

(1) For each award disclosed in this column, one-third of the aggregate number of restricted units vest on each of December 31, 2016, 2017, and 2018.

(2) The amounts reflected in this column show the grant date fair value of the restricted unit awards calculated in accordance with FASB ASC Topic 718.  The grant date fair value was computed by multiplying the number of units underlying the unit award by the closing price per unit of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.

2015 Equity Incentive Plan

On June 24, 2015, Burlington’s Board of Managers approved the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan, which was subsequently approved by the Partnership’s Unitholders on September 15, 2015.  The purpose of the Plan is to promote the interests of the Partnership and its Unitholders by providing incentive compensation awards that encourage superior performance.  The Plan is also intended to attract and retain the services of individuals who are essential for the Partnership’s growth and profitability and to encourage those individuals to devote their best efforts to advancing the Partnership’s business.

The maximum number of BUCs that may be delivered with respect to awards under the Plan are 3,000,000. The Plan will generally be administered by Burlington’s Board, or any compensation committee of Burlington’s Board, if appointed, or any other committee as may be appointed by the Board to administer the Plan (the Board or any such committee is referred to herein as the “Committee”).  The Committee has the full authority, subject to the terms of the Plan, to establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan, to designate participants under the Plan, to determine the number of BUCs to be covered by awards, to determine the type or types of awards to be granted to a participant, and to determine the terms and conditions of any award.  All of Burlington’s employees and members of the Board, and employees of Burlington’s affiliates, including the Partnership, that perform services for Burlington, the Partnership, or an affiliate of either are eligible to be selected to participate in the Plan.  The selection of which eligible individuals will receive awards is within the sole discretion of the Committee.

The Plan provides that the Committee may grant any or all of the following types of awards to eligible participants: (i) unit options; (ii) unit appreciation rights; (iii) restricted units; (iv) phantom units; (v) unit awards; and (vi) other unit-based awards.  The Committee has full authority, subject to the terms of the Plan, to determine the types and amount of awards granted and the participants eligible to receive awards.

Upon the occurrence of any distribution (whether in cash, units, other securities, or other property), recapitalization, units split, reorganization or liquidation, merger, consolidation, split-up, spin-off, separation, combination, repurchase, acquisition of property or securities, or exchange of units or other securities of the Partnership, issuance of warrants or other rights to purchase units or other securities of the Partnership, or other similar transaction or event affects the units, then the Committee will equitably adjust any or all of (i) the number and type of units (or other securities or property) with respect to which awards may be granted, (ii) the number and type of units (or other securities or property) subject to outstanding awards, (iii) the grant or exercise price with respect to any award, (iv) any performance criteria for performance-based awards, except for awards based on continued service as an employee or manager, (v) the appropriate fair market value and other price determinations for such awards, and (vi) any other limitations in the Plan or, subject to Section 409A of the Internal Revenue Code of 1986, as amended, make provision for a cash payment to the holder of an outstanding award.

The effective date of the Plan is June 24, 2015 (the “Effective Date”), which is the date the Burlington Board approved the Plan.  The term of the Plan will expire on the earlier of (i) the date it is terminated by the Board; (ii) the date units are no longer available under the plan for delivery pursuant to awards; or (iii) the tenth anniversary of the Effective Date (which is June 24, 2025).  The Board may amend the Plan at any time; provided, however, that Unitholder approval will be obtained for any amendment to the plan to the extent necessary to comply with any applicable law, regulation, or securities exchange rule.  The Committee may also amend any award agreement evidencing an award made under the Plan, provided that no change in any outstanding award may be made that would adversely affect the rights of the participant under any previously granted award without the consent of the affected participant.  Repricing of unit options and unit appreciation rights is prohibited under the Plan without the approval of our Unitholders, except in the case of adjustments implemented to reflect certain Partnership transactions, as described above.

During 2016, 272,307 restricted units were granted under the Plan.  No other types of awards have been granted under the Plan as of December 31, 2016.  There are 2,727,693 BUCs available for future issuance under the Plan.

Outstanding Equity Awards at Fiscal Year-End 2016

Name	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Chad L. Daffer	36,575	197,505
Craig S. Allen	29,543	159,532

(1) Represents restricted units granted under the Plan.  The remaining unvested restricted units vest in equal shares over a two-year period on December 31, 2017 and 2018.

(2) The market value of the units set forth in this column was computed by multiplying $5.40, the closing market price of the BUCs on December 30, 2016, which was the last trading day of 2016, by the number of units.

2016 Units Vested Table

Name	Number of Units Acquired on Vesting (#)	Value Realized On Vesting (1) ($)
Chad L. Daffer	18,287	98,750
Craig S. Allen	14,770	79,758

(1) The value was computed by multiplying the number of units vested by $5.40, the closing price of the BUCs on December 30, 2016, which was the last trading day before the vesting date of December 31, 2016.

Manager Compensation for 2016

The Board of Managers of Burlington effectively acts as the Partnership’s board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Select Market in order for the Company and its BUCs to comply with these rules.  Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market.  These independent managers are Mariann Byerwalter, William S. Carter, Walter K. Griffith, Patrick J. Jung, and Michael O. Johanns.  During 2016, the Partnership paid Burlington a total of $335,689 as reimbursement for a portion of the fees it pays to the independent managers for their services on Partnership matters.  We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

The following table sets forth the total compensation paid to the Managers of Burlington for the year ended December 31, 2016 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash	Restricted Unit Awards (1)	Total Compensation
Michael B. Yanney (2)	$-	$193,645	$193,645
Lisa Y. Roskens (3)	-	233,459	233,459
Mariann Byerwalter	52,813	38,707	91,520
Dr. William S. Carter	56,875	38,707	95,582
Walter K. Griffith	51,188	30,414	81,602
Patrick J. Jung	68,438	41,468	109,906
Michael O. Johanns	42,250	30,414	72,664
George H. Krauss (4)	-	55,295	55,295
Dr. Gail Walling Yanney	-	30,414	30,414
Dr. Martin A. Massengale	33,250	-	33,250
Clayton K. Yeutter	30,875	-	30,875

(1) Refers to restricted unit awards granted under the Plan. The value of restricted unit awards to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The value was computed by multiplying the number of units underlying the unit award by the closing price per unit of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the Managers a total of 100,817 restricted units on September 26, 2016 and 14,081 restricted units on November 17, 2016, with grant date fair values of $6.08 and $5.65 per unit, respectively.

(2) As of December 31, 2016, Mr. Yanney held 21,420 outstanding unvested restricted unit awards.

(3) As of December 31, 2016, Ms. Roskens held 25,824 outstanding unvested restricted unit awards.

(4) As of December 31, 2016, Mr. Krauss held 6,117 outstanding unvested restricted unit awards

Compensation Committee Interlocks and Insider Participation

Since we do not have a standing compensation committee, governance and compensation decisions are made by the entire Burlington Board of Managers.  The members of Burlington’s Board of Managers are disclosed above under the caption “Item 10.  Directors, Executive Officers and Corporate Governance.”  During the year ended December 31, 2016, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a manager or member of Burlington’s Board of Managers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b)  Chad L. Daffer and Craig S. Allen are the only executive officers of the Partnership. The other persons constituting management of the Partnership are employees of Burlington.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Daffer, Mr. Allen and each of the Managers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of March 2, 2017, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 60,224,538 issued and outstanding BUCs and unvested restricted units at December 31, 2016.

Name	Number of BUCs Beneficially Owned		Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	521,822	(1)	*
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	499,549	(2)	*
Chad L. Daffer, Chief Executive Officer	162,378	(3)	*
Craig S. Allen, Chief Financial Officer	40,934	(4)	*
Mariann Byerwalter, Manager of Burlington	6,422		*
Dr. William S. Carter, Manager of Burlington	6,422		*
Walter K. Griffith, Manager of Burlington	30,046		*
Patrick J. Jung, Manager of Burlington	36,680	(5)	*
Michael O. Johanns, Manager of Burlington	5,046		*
George H. Krauss, Manager of Burlington	272,566	(6)	*
Dr. Gail Walling Yanney, Manager of Burlington	498,205	(7)	*
All current executive officers and Managers of Burlington as a group (11 persons)	1,137,873		1.9%

* denotes ownership of less than 1%.

(1) Amount includes 464,992 BUCs held by Burlington Capital LLC.  Mr. Yanney has a beneficial ownership interest in, and is a Manager and Chairman Emeritus of Burlington Capital LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to his ownership interest in Burlington Capital LLC. Amount includes 21,420 restricted units with respect to which Mr. Yanney has voting rights.

(2) Amount includes 464,992 BUCs held by Burlington Capital LLC.  Ms. Roskens has a beneficial ownership interest in, and is a Manager, Chairman, President, and Chief Executive Officer of Burlington Capital LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in Burlington Capital LLC. Amount includes 25,824 restricted units with respect to which Ms. Roskens has voting rights.

(3) Amount includes 7,260 BUCs held in trust for the benefit of Mr. Daffer’s two children. Amount includes 36,575 restricted units with respect to which Mr. Daffer has voting rights.

(4) Amount includes 29,543 restricted units with respect to which Mr. Allen has voting rights.

(5) Amount includes 29,800 BUCs owned by Mr. Jung’s spouse.

(6) Amount includes 172,785 BUCs owned by Mr. Krauss’ spouse. Amount includes 6,117 restricted units with respect to which Mr. Krauss has voting rights.

(7) Amount includes 464,992 BUCs held by Burlington Capital LLC.  Dr. Yanney has a beneficial ownership interest in, and is a Manager of Burlington Capital LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in Burlington Capital LLC. Amount also includes 28,167 BUCs held in Dr. Yanney’s retirement account.

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

Except as described in Note 24 to the Partnership’s Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is: (i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than five percent of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons. The disclosures set forth in Note 24 of the Partnership’s financial statements filed in response to Item 8 of this report are incorporated by reference herein.

For the identification of the members of Burlington’s Board of Managers who are independent under the applicable SEC and NASDAQ requirements, see the disclosures in “Item 10.  Directors, Executive Officers and Corporate Governance” of this report on Form 10-K, which are incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Company for 2016. The Audit Committee regularly reviews and determines whether any non-audit services provided by PricewaterhouseCoopers LLP potentially affects their independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2016, all services performed by PricewaterhouseCoopers LLP, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with this policy.

Prior to 2016, the Audit Committee had engaged Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm for the Company. As previously disclosed, on November 19, 2015 the Audit Committee recommended and authorized a change in independent registered public accounting firm from Deloitte to PricewaterhouseCoopers LLP, which became effective upon the issuance by Deloitte of its reports on the consolidated financial statements as of and for the year ended December 31, 2015 and the effectiveness of internal control over financial reporting as of December 31, 2015 which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Deloitte’s audit reports on the Partnership’s financial statements as of and for the fiscal year’s ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  During the Partnership’s fiscal years ended December 31, 2015 and 2014 and the subsequent interim period in 2016 before the change in auditors became effective, there were no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in their reports included in the Partnership’s filings with the Securities and Exchange Commission.  In addition, there were no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the fiscal years ended December 31, 2015 and 2014, or during the subsequent interim period in 2016 before the change in auditors became effective. During 2015, all services performed by Deloitte, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with policy.

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP with respect to audit and non-audit services for the Company during the year ended December 31, 2016 and the aggregate fees billed by Deloitte with respect to audit and non-audit services for the Company during the year ended December 31, 2015 and the subsequent interim period in 2016 before the change in auditors became effective:

	2016 (PwC)	2016 (Deloitte)	2015
Audit Fees (1)	$610,042	$75,000	$472,200
Audit-Related Fees (2)	26,766	14,000	91,000
Tax Fees (3)	201,647	-	3,900
All Other Fees	-	-	-

(1) Audit Fees- Includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2016 and 2015.

(2) Audit-Related Fees - Includes services associated with registration statements, periodic reports and other documents filed with the Securities and Exchange Commission or other documents issued in connection with securities offerings, such as consents.

(3) Tax Fees - Includes fees and expenses for the professional services rendered for the preparation and review of tax returns and K-1’s.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this report:

1.    Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Company as of December 31, 2016 and 2015.

Consolidated Statements of Operations of the Company for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income (Loss) of the Company for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Partners’ Capital of the Company for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2016, 2015 and 2014.

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

3.4   Certificate of Limited Partnership of America First Tax Exempt Investors, L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 12, 2013).

3.5   Amendment to the Certificate of Limited Partnership, effective November 12, 2013 (incorporated herein by reference to Exhibit 3.2 to Form 8-K (No. 000-24843), filed by the Partnership on November 12, 2013).

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

4.2   Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (incorporated herein by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on September 14, 1998).

10.1  America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 18, 2015).

10.2   Form of Restricted Unit Award Agreement under the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-8 (No. 333-209811), filed by the Partnership on February 29, 2016).

10.3   Form of Restricted Unit Award Agreement under the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-8 (No. 333-209811), filed by the Partnership on February 29, 2016).

10.4   Sale, Contribution and Assignment Agreement dated July 1, 2015 between America First Multifamily Investors, L.P. and ATAX TEBS III, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.5   Subordinate Bonds Custody Agreement dated July 1, 2015 by and among The Bank of New York Mellon Trust Company, N.A., as custodian for the Federal Home Loan Mortgage Corporation, America First Multifamily Investors, L.P., and ATAX TEBS III, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.6   Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 1, 2015 between the Federal Home Loan Mortgage Corporation and ATAX TEBS III, LLC (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.7   Series Certificate Agreement dated July 1, 2015 between the Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.8   Limited Support Agreement dated July 1, 2015 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.9   Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.10   Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and the Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.11   Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.12   Sale, Contribution and Assignment Agreement dated July 10, 2014 between America First Multifamily Investors, L.P. and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.13   Subordinate Bonds Custody Agreement dated July 10, 2014 by and among The Bank of New York Mellon Trust Company, N.A., the Federal Home Loan Mortgage Corporation, America First Multifamily Investors, L.P., and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.14   Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 1, 2014 between the Federal Home Loan Mortgage Corporation and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.15   Series Certificate Agreement dated July 1, 2014 between the Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.16   Limited Support Agreement dated July 1, 2014 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.17   Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.18   Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and the Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.19   Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.20   Sale and Assignment Agreement by and between the Registrant and ATAX TEBS I, LLC, dated September 1, 2010 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.21   Custody Agreement by and between ATAX TEBS I, LLC and The Bank of New York Mellon Trust, N.A., dated September 1, 2010 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.22   Bond Exchange, Reimbursement, Pledge and Security Agreement by and between ATAX TEBS I, LLC and Federal Home Loan Mortgage Corporation, dated September 1, 2010 (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.23   Series Certificate Agreement by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as Administrator, dated September 1, 2010 with respect to Freddie Mac Multifamily Variable Rate Certificates Series M024 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.24   The Limited Support Agreement between the Registrant and Federal Home Loan Mortgage Corporation, dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.25   Rate Cap Agreement between ATAX TEBS I, LLC and Barclays Bank, PLC, dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.26   Rate Cap Agreement between ATAX TEBS I, LLC and Bank of The New York Mellon dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.27 Rate Cap Agreement between ATAX TEBS I, LLC and Royal Bank of Canada, dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.28   Investment Placement Agreement, dated June 15, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on August 8, 2012).

10.29   Investment Placement Agreement, dated June 29, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on November 9, 2012).

10.30   Investment Placement Agreement, dated October 1, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.11 to Form 10-K (No. 000-24843), filed by the Partnership on March 8, 2013).

10.31   Developer and Construction Manager Agreement dated April 2, 2013 by and among America First Real Estate Group, LLC, America First Construction Services, LLC, and AF-18R-Lincoln, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on August 9, 2013).

10.32   Underwriting Agreement dated May 30, 2012, among Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 31, 2012).

10.33   Underwriting Agreement dated November 26, 2013 between Deutsche Bank Securities Inc., as representative of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 26, 2013).

10.34   Underwriting Agreement dated January 28, 2014 between Deutsche Bank Securities Inc., as representative of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on January 28, 2014).

10.35   Credit Agreement dated May 14, 2015 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 20, 2015).

10.36   Revolving Line of Credit Note dated May 14, 2015 executed by America First Multifamily Investors, L.P. and payable to the order of Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on May 20, 2015).

10.37   First Amendment to Credit Agreement dated January 7, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on January 13, 2016).

10.38   Waiver Letter dated January 7, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on January 13, 2016).

10.39   Second Amendment to Credit Agreement dated February 10, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on February 17, 2016).

10.40   Third Amendment to Credit Agreement dated November 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 18, 2016).

10.41  Credit Agreement dated December 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company.

10.42  Promissory Note dated December 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company.

10.43  Security Agreement dated December 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company.

10.44  Collateral Account Control Agreement dated December 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company.

10.45  Mortgage with Assignment of Rents, Security Agreement and Fixture Filing dated December 14, 2016 between Meadowbrook Apartments Limited Partnership and Bankers Trust Company.

10.46   Series A Preferred Units Subscription Agreement dated March 30, 2016 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 2, 2016).

10.47   Series A Preferred Units Subscription Agreement dated May 19, 2016 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 5, 2016).

10.48   Series A Preferred Units Subscription Agreement dated September 30, 2016 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 7, 2016).

10.49   Series A Preferred Units Subscription Agreement dated December 1, 2016.

16.1    Letter to Securities and Exchange Commission from Deloitte & Touche LLP dated November 24, 2015 (incorporated herein by reference to Exhibit 16.1 to Form 8-K (No. 000-24843) filed by the Partnership on November 24, 2015).

21     Listing of Subsidiaries

23.1   Consent of Deloitte & Touche LLP.

23.2   Consent of PricewaterhouseCoopers LLP.

24.1   Powers of Attorney.

31.1   Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101    The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the  Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, (iii) the  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014, (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2016, 2015,and 2014, (v) the  Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014 and (vi) Notes to  Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
Date:	March 3, 2017
By	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer
America First Multifamily Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 3, 2017	By	/s/ Michael B. Yanney*
Michael B. Yanney,
Chairman Emeritus of the Board and
Manager of Burlington Capital LLC

Date:	March 3, 2017	By	/s/ Lisa Y. Roskens*
Lisa Y. Roskens
Chairman of the Board, President, Chief Executive Offer and Manager of Burlington Capital LLC

Date:	March 3, 2017	By	/s/ Chad L. Daffer
Chad L. Daffer,
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	March 3, 2017	By	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer of Burlington Capital LLC
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 3, 2017	By	/s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of Burlington Capital LLC

Date:	March 3, 2017	By	/s/ William S. Carter*
William S. Carter,
Manager of Burlington Capital LLC

Date:	March 3, 2017	By	/s/ Walter K. Griffith*
Walter K. Griffith,
Manager of Burlington Capital LLC

Date:	March 3, 2017	By	/s/ Patrick J. Jung*
Patrick J. Jung,
Manager of Burlington Capital LLC

Date:	March 3, 2017	By	/s/ Michael O. Johanns*
Michael O. Johanns,
Manager of Burlington Capital LLC

Date:	March 3, 2017	By	/s/ George H. Krauss*
George H. Krauss,
Manager of Burlington Capital LLC

Date:	March 3, 2017	By	/s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of Burlington Capital LLC

*By	Craig S. Allen,
Attorney-in-Fact

By	/s/ Craig S. Allen
Craig S. Allen