Form 10-Q
period 2017-03-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2017-05-05
CIK 1059142

Fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non- accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

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

These forward-looking statements are subject, but not limited, to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	the general level of interest rates;
•	our ability to use borrowings to finance our assets;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s Capital Fund Program (“HUD”);
•	appropriations risk related to funding of Federal housing programs, including HUD Section 8; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. (“ATAX”) and its wholly-owned subsidiaries. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Partnership’s report for additional details.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	Unaudited
Assets
Cash and cash equivalents	$22,778,461	$20,748,521
Restricted cash	5,911,527	6,757,699
Interest receivable, net	7,273,689	6,983,203
Mortgage revenue bonds held in trust, at fair value (Note 6)	731,091,380	590,194,179
Mortgage revenue bonds, at fair value (Note 6)	27,814,516	90,016,872
Public housing capital fund trusts, at fair value (Note 7)	55,851,799	57,158,068
Real estate assets: (Note 8)
Land and improvements	13,626,868	17,354,587
Buildings and improvements	105,088,950	113,089,041
Real estate assets before accumulated depreciation	118,715,818	130,443,628
Accumulated depreciation	(15,101,930)	(16,217,028)
Net real estate assets	103,613,888	114,226,600
Investment in unconsolidated entities (Note 9)	29,584,325	19,470,006
Property loans, net of loan loss allowance (Note 10)	30,964,833	29,763,334
Other assets (Note 12)	8,647,287	8,795,192
Total Assets	$1,023,531,705	$944,113,674

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,871,698	$7,255,327
Income taxes payable	2,600,047	-
Distribution payable	8,678,628	8,017,950
Unsecured lines of credit (Note 13)	-	40,000,000
Secured line of credit, net (Note 14)	-	19,816,667
Debt financing, net (Note 15)	598,123,706	495,383,033
Mortgages payable and other secured financing, net (Note 16)	51,175,060	51,379,512
Derivative swaps, at fair value (Note 17)	1,228,758	1,339,283
Total Liabilities	669,677,897	623,191,772

Commitments and Contingencies (Note 18)

Redeemable Series A preferred units, approximately $57.0 and $40.9 million redemption value, 10.0 million authorized, 5.7 million and 4.1 million issued and outstanding, respectively (Note 19)	56,890,218	40,788,034

Partnersʼ Capital
General Partner (Note 1)	296,318	102,536
Beneficial Unit Certificate holders	296,667,272	280,026,669
Total Partnersʼ Capital	296,963,590	280,129,205
Noncontrolling interest	-	4,663
Total Capital	296,963,590	280,133,868
Total Liabilities and Partnersʼ Capital	$1,023,531,705	$944,113,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Property revenues	$3,729,778	$5,074,104
Investment income	11,470,186	9,157,234
Contingent interest income	132,650	174,396
Other interest income	645,137	514,125
Other income	62,637	-
Total revenues	16,040,388	14,919,859
Expenses:
Real estate operating (exclusive of items shown below)	2,484,216	2,636,677
Depreciation and amortization	1,592,826	2,124,898
Amortization of deferred financing costs	740,238	532,187
Interest expense	5,442,253	4,770,135
General and administrative	3,130,880	2,332,371
Total expenses	13,390,413	12,396,268
Other Income:
Gain on sale of MF Properties	7,168,587	-
Gain on sale of securities	-	8,097
Income before income taxes	9,818,562	2,531,688
Income tax expense	2,458,047	-
Net income	7,360,515	2,531,688
Net income (loss) attributable to noncontrolling interest	71,653	(12)
Partnership net income	7,288,862	2,531,700
Redeemable Series A preferred unit distributions and accretion	(324,642)	(1,684)
Net income available to Partners	$6,964,220	$2,530,016

Net income (loss) available to Partners and noncontrolling interest allocated to:
General Partner	$1,147,072	$67,155
Limited Partners - Unitholders	5,794,702	2,462,861
Limited Partners - Restricted Unitholders	22,446	-
Noncontrolling interest	71,653	(12)
	$7,035,873	$2,530,004
Unitholdersʼ interest in net income per unit (basic and diluted):
Net income per unit, basic and diluted	$0.10	$0.04
Distributions declared, per unit	$0.125	$0.125
Weighted average number of units outstanding, basic	60,037,687	60,252,928
Weighted average number of units outstanding, diluted	60,037,687	60,252,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Net income	$7,360,515	$2,531,688
Reversal of net unrealized gain on sale of securities	-	(236,439)
Unrealized gain on securities	18,980,366	12,337,427
Unrealized gain on bond purchase commitments	220,944	1,587,813
Comprehensive income	26,561,825	16,220,489
Comprehensive income (loss) allocated to noncontrolling interest	71,653	(12)
Partnership comprehensive income	$26,490,172	$16,220,501

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016

(UNAUDITED)

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$102,536	60,224,538	$280,026,669	$4,663	$280,133,868	$38,895,484
Distribution to noncontrolling interest	-		-	(76,316)	(76,316)
Distributions paid or accrued
Regular distribution	(42,610)		(4,218,413)	-	(4,261,023)	-
Distribution of Tier 2 earnings (Note 3)	(1,104,401)		(3,313,203)	-	(4,417,604)	-
Net income (loss) allocable to Partners	1,147,072		5,817,148	71,653	7,035,873	-
Repurchase of Beneficial Unit Certificates	-	(144,748)	(823,358)	-	(823,358)	-
Restricted units awarded	-	173,138	-	-	-	-
Restricted units compensation expense	1,708	-	169,132	-	170,840	-
Unrealized gain on securities	189,804	-	18,790,562	-	18,980,366	18,980,366
Unrealized gain on bond purchase commitment	2,209	-	218,735	-	220,944	220,944
Balance at March 31, 2017	$296,318	60,252,928	$296,667,272	$-	$296,963,590	$58,096,794

	General Partner	# of Units	Beneficial Unit Certificate Holders	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$399,077	60,252,928	$312,720,264	$5,486	$313,124,827	$60,963,687
Reversal of net unrealized gain sale of securities	(2,364)		(234,075)		(236,439)	(236,439)
Distributions paid or accrued	(76,077)		(7,531,616)	-	(7,607,693)	-
Net income (loss) allocated to Partners and noncontrolling interests:
Redeemable Series A Preferred Unit distribution accrued and accretion	(17)		(1,667)	-	(1,684)	-
Net income (loss)	67,172		2,464,528	(12)	2,531,688	-
Unrealized gain on securities	123,374		12,214,053	-	12,337,427	12,337,427
Unrealized gain on bond purchase commitment	15,878		1,571,935	-	1,587,813	1,587,813
Balance at March 31, 2016	$527,043	60,252,928	$321,203,422	$5,474	$321,735,939	$74,652,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$7,360,515	$2,531,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,592,826	2,124,898
Gain on sale of MF Property	(7,168,587)	-
Gain on sale of securities	-	(8,097)
Non-cash loss on derivatives	121,349	1,110,407
Restricted unit compensation expense	170,840	-
Bond premium/discount amortization	(35,767)	(33,573)
Amortization of deferred financing costs	740,238	532,187
Deferred income tax expense & income tax payable	2,458,047	-
Change in preferred return receivable from unconsolidated entities	(581,772)	-
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(290,486)	(793,661)
(Increase) decrease in other assets	(97,700)	(354,030)
(Decrease) increase in accounts payable and accrued expenses	612,007	(244,234)
Net cash provided by operating activities	4,881,510	4,865,585
Cash flows from investing activities:
Capital expenditures	(112,629)	(157,084)
Proceeds from sale of MF Properties	13,750,000	-
Proceeds from sale of mortgage revenue bond	-	9,295,000
Proceeds from the sale of MBS Securities	-	14,997,069
Acquisition of mortgage revenue bonds	(59,585,000)	(11,500,000)
Contributions to unconsolidated entities	(6,412,262)	(2,442,846)
Restricted cash - debt collateral paid	(32,966)	(750,000)
Restricted cash - debt collateral released	514,903	812,196
Decrease in restricted cash	364,235	134,615
Principal payments received on mortgage revenue bonds	1,114,063	1,523,757
Principal payments received on taxable bonds	3,888	-
Advances on property loans	(1,701,499)	(5,836,758)
Principal payments received on property loans	500,000	8,516
Net cash provided by (used in) investing activities	(51,597,267)	6,084,465
Cash flows from financing activities:
Distributions paid	(8,289,468)	(8,759,343)
Proceeds from the sale of redeemable Series A Preferred Units	16,131,000	10,000,000
Payment of offering costs related to the sale of redeemable Series A Preferred Units	-	(19,052)
Repurchase of beneficial unit certificates	(823,358)	-
Payment of tax withholding related to restricted unit awards	(153,306)	-
Distribution to noncontrolling interest	(76,316)	-
Proceeds from debt financing	135,100,000	-
Principal payments on debt financing	(31,593,250)	(21,600,363)
Principal payments on mortgages payable	(233,630)	(234,752)
Principal borrowing on unsecured lines of credit	22,460,000	15,487,639
Principal payments on unsecured and secured lines of credit	(82,460,000)	(5,000,000)
Increase (decrease) in security deposit liability related to restricted cash	(100,762)	62,399
Debt financing and other deferred costs	(1,215,213)	(99,907)
Net cash provided by (used in) financing activities	48,745,697	(10,163,379)
Net increase in cash and cash equivalents	2,029,940	786,671
Cash and cash equivalents at beginning of period	20,748,521	17,035,782
Cash and cash equivalents at end of period	$22,778,461	$17,822,453

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,907,078	$3,646,802
Supplemental disclosure of non cash investing and financing activities:
Distributions declared but not paid for beneficial unit certificates and general partner	$8,678,628	$7,607,693
Distributions declared but not paid for Series A Preferred Units	$320,823	$1,667
Land contributed as investment in an unconsolidated entity	$3,091,023	$-
Capital expenditures financed through accounts payable	$33,072	$17,360
Deferred financing costs financed through accounts payable	$46,764	$-
Other assets financed through accounts payable	$40,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

1. Basis of Presentation

General

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) which have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in MRBs issued to finance these properties or to operate the MF Property until its “highest and best use” can be determined by management.

The general partner of the Partnership is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“Unitholders”). The Partnership has also issued non-cumulative, non-voting and non-convertible Series A Preferred Units which represent limited partnership interests in the Partnership.

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. The “wholly-owned subsidiaries” include the MF Properties owned by a limited partnership in which one of the wholly-owned subsidiaries (“the Greens Hold Co”) holds a 99% limited partner interest. All intercompany transactions are eliminated.  At March 31, 2017, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with Freddie Mac.

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the second TEBS Financing, (“M31 TEBS Financing”) with Freddie Mac.
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the third TEBS Financing (“M33 TEBS Financing”), with Freddie Mac.
•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, committed to loan money or provide equity for the development of multifamily properties.
•	Six MF Properties which are either owned by the Partnership or subsidiaries of the Partnership.

Investment in unconsolidated entities

The Partnership makes initial investments in and is committed to invest, through ATAX Vantage Holdings, LLC, in certain limited liability companies (“Vantage Properties”). ATAX Vantage Holdings, LLC holds a limited membership interest in the Vantage Properties. The investments will be used to construct multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and accounts for its limited partnership interests using the equity method of accounting.  The Partnership earns a return on its investment accruing immediately on its contributed capital which is guaranteed during the construction phase of the multifamily properties by an unrelated third party.  Due to the guarantee provided during the construction phase, cash flows are expected to be sufficient to make the payments. As a result, the Partnership records the return on the investment earned by the Partnership as investment income in the Partnership’s condensed consolidated statements of operations.

Income Taxes

No provision has been made for income taxes because the Unitholders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes, except for certain entities described below.

The Greens Hold Co, a wholly-owned subsidiary of the Partnership, is a corporation subject to federal and state income taxes.  The Partnership will recognize income tax expense or benefit for the federal and state income taxes incurred by the entity on the Partnership’s condensed consolidated financial statements.

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

Deferred income tax expense, or benefit, is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes) and the utilization of tax net operating losses (“NOL”) generated in prior years that had been previously recognized as deferred income tax assets. The Partnership provides for a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred tax expense.

Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”), as approved by the Unitholders in September 2015, permits the grant of Restricted Units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to three years. RUAs currently provide for the payment of quarterly distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control or upon death or disability of the Participant. The Partnership accounts for forfeitures when they occur.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period.

Estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. These condensed consolidated financial statements and notes have been prepared consistently with the 2016 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position at March 31, 2017, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all the footnote disclosures from the annual financial statements.

Recently Issued Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-05. The ASU eliminates guidance specific to real estate sales in Accounting Standards Codification 360-20. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Partnership is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations; Clarifying the Definition of a Business.” The ASU modifies the requirements to meet the definition of a business under Topic 805, “Business Combinations.” The amendments provide a screen to determine when a set of identifiable assets and liabilities is not a business. The screen requires that when substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The impact is expected to result in fewer transactions being accounted for as business combinations. The ASU is effective for the Partnership for fiscal years beginning after December 15, 2017 and is applied prospectively. The Partnership is currently evaluating the impact this standard will have on its condensed consolidated financial statements; however, it is expected that the new standard would reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows; Restricted Cash.” The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2017 and is applied retrospectively. The Partnership has not elected early adoption as of March 31, 2017 and is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The ASU clarifies the presentation of cash receipts and cash payments related to certain transactions. The ASU is effective for the Partnership for fiscal years beginning after December 15, 2017 and is applied retrospectively. The Partnership has not elected early adoption as of March 31, 2017 and is currently assessing the impact of the adoption of this pronouncement on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The ASU enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2019 and is applied under a modified-retrospective approach. The Partnership is currently assessing the impact of the adoption of this pronouncement on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The ASU requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU offers specific accounting guidance for embedded lease arrangements, lease terms and incentives, sale-leaseback agreements, and related disclosures. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Partnership has performed a preliminary assessment of its lessor and lessee leasing arrangements. Lessor arrangements with tenants at the MF Properties are not expected to be materially impacted by adoption of the standard as substantially all leases are for terms of 12 months or less. The Partnership is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10).” The ASU simplifies and clarifies the recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2017. The Partnership is currently assessing the impact of the adoption of this pronouncement on the Partnership’s condensed consolidated financial statements.

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

3. Partnership Income, Expenses and Cash Distributions

The Partnership’s Amended and Restated Agreement of Limited Partnership (the “Amended and Restated LP Agreement”) contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of BUCs held by each Unitholder on that date. For purposes of the Amended and Restated LP Agreement, cash distributions, if any, received by the Partnership from its investment in MF Properties will be included in the Partnership’s Net Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Net Residual Proceeds.

Series A Preferred Units were created pursuant to the First Amendment to the Amended and Restated LP Agreement (the “First Amendment”), which became effective on March 30, 2016. The holders of the Series A Preferred Units are entitled to distributions at a fixed rate prior to payment of distributions to other Unitholders.

Cash distributions are currently made on a quarterly basis. AFCA 2 can elect to make distributions on a monthly or semi-annual basis. On each distribution date, Net Interest Income is distributed 99% to the limited partners and Unitholders as a class and 1% to AFCA 2 and Net Residual Proceeds are distributed 100% to the limited partners and Unitholders as a class, except that Net Interest Income and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the MRBs on a cumulative basis (defined as Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2), respectively) are distributed 75% to the limited partners and Unitholders as a class and 25% to AFCA 2.

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities. The Partnership uses the two-class method to allocate net income available to BUCs and the unvested Restricted Units. Unvested Restricted Units are included with BUCs for the calculation of diluted net income per BUC using the treasury stock method, if the treasury stock method is more dilutive than the two-class method. There were no dilutive units for the three months ended March 31, 2017 and 2016.

5. Variable Interest Entities

Consolidated Variable Interest Entities (“VIEs”)

The Partnership determined the TOB Trusts, Term A/B Trusts and TEBS Financings are VIEs and the Partnership is the primary beneficiary.  As such, the Partnership reports the TOB Trusts, Term A/B Trusts and TEBS Financings on a consolidated basis. The Partnership reports the senior floating-rate participation interests (“SPEARS”) related to the TOB Trusts and the Class A Certificates for both the Term A/B Trusts and TEBS Financings as secured debt financings on the condensed consolidated balance sheets. The MRBs secured by the TOB Trusts, Term A/B Trusts and TEBS Financings are reported as assets on the condensed consolidated balance sheets. In determining the primary beneficiary of these specific VIEs, the Partnership considered which party has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The executed agreements related to the TOB Trusts, Term A/B Trusts and TEBS Financings stipulate the Partnership has the sole right to cause the Trusts to sell the underlying assets. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

Non-Consolidated VIEs

The Partnership has variable interests in certain entities that are the borrowers on the Partnership’s MRBs and/or property loans. The Partnership has no equity ownership interest in the entities, but the MRBs and property loans issued by the Partnership are considered variable interests. In addition, the Partnership’s investments in unconsolidated entities are considered variable interests. The Partnership does not have the power to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these entities in the condensed consolidated financial statements.

The Partnership held variable interests in 21 and 20 non-consolidated VIEs at March 31, 2017 and December 31, 2016, respectively. The following table summarizes information regarding the Partnership’s variable interests in these entities at March 31, 2017 and December 31, 2016:

	Maximum Exposure to Loss
	March 31, 2017	December 31, 2016
Mortgage revenue bonds	$137,871,000	$137,921,000
Property loans	16,857,297	16,476,073
Investment in unconsolidated entities	29,584,325	19,470,006
	$184,312,622	$173,867,079

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns at March 31, 2017 and December 31, 2016. The difference between a MRB’s carrying value on the condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans at March 31, 2017 and December 31, 2016 is equal to the unpaid principal balance plus accrued interest. The difference between a property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been previously recorded against the property loans.

6. Investments in Mortgage Revenue Bonds (“MRBs”)

MRBs owned by the Partnership have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The Partnership had the following investments in MRBs at March 31, 2017 and December 31, 2016:

	March 31, 2017
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$110,929	$-	$16,568,929
Glenview Apartments - Series A (4)	CA	4,659,536	243,342	-	4,902,878
Harmony Court Bakersfield - Series A & B (2)	CA	5,727,000	32,990	-	5,759,990
Harmony Terrace - Series A & B (2)	CA	14,300,000	225,094	-	14,525,094
Harden Ranch - Series A (3)	CA	6,896,254	458,986	-	7,355,240
Las Palmas II - Series A & B (2)	CA	3,465,000	55,226	-	3,520,226
Montclair Apartments - Series A (4)	CA	2,524,331	182,019	-	2,706,350
San Vicente - Series A & B (2)	CA	5,320,000	-	(30,004)	5,289,996
Santa Fe Apartments - Series A (4)	CA	3,058,132	298,645	-	3,356,777
Seasons at Simi Valley - Series A (2)	CA	4,376,000	373,438	-	4,749,438
Seasons Lakewood - Series A & B (2)	CA	12,610,000	162,961	-	12,772,961
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	-	(117,692)	18,831,308
Summerhill - Series A & B (2)	CA	9,795,000	140,099	-	9,935,099
Sycamore Walk - Series A (2)	CA	3,632,000	185,900	-	3,817,900
The Village at Madera - Series A & B (2)	CA	4,804,000	-	(31,581)	4,772,419
Tyler Park Townhomes - Series A (3)	CA	6,009,773	314,519	-	6,324,292
Westside Village Market - Series A (3)	CA	3,927,375	152,881	-	4,080,256
Lake Forest (1)	FL	8,606,000	1,010,956	-	9,616,956
Ashley Square (1)	IA	5,024,000	417,085	-	5,441,085
Brookstone (1)	IL	7,460,242	1,689,582	-	9,149,824
Copper Gate Apartments (3)	IN	5,145,000	597,695	-	5,742,695
Renaissance - Series A (4)	LA	11,321,742	1,657,217	-	12,978,959
Live 929 Apartments (2)	MD	40,656,400	4,474,464	-	45,130,864
Woodlynn Village (1)	MN	4,310,000	387,771	-	4,697,771
Greens Property - Series A (3)	NC	8,189,000	990,540	-	9,179,540
Silver Moon - Series A (4)	NM	7,920,141	626,949	-	8,547,090
Ohio Properties - Series A (1)	OH	14,191,000	2,605,877	-	16,796,877
Bridle Ridge (1)	SC	7,500,000	676,500	-	8,176,500
Columbia Gardens (2)	SC	15,211,629	-	(689,295)	14,522,334
Companion at Thornhill Apartments (2)	SC	11,483,057	642,679	-	12,125,736
Cross Creek (1)	SC	6,126,494	2,774,745	-	8,901,239
The Palms at Premier Park Apartments (3)	SC	19,375,997	2,368,538	-	21,744,535
Willow Run (2)	SC	15,211,458	-	(682,914)	14,528,544
Arbors at Hickory Ridge (3)	TN	11,432,508	1,100,249	-	12,532,757
Pro Nova 2014-1 (2)	TN	10,041,165	797,435	-	10,838,600
Avistar at Chase Hill - Series A (3)	TX	9,821,495	646,280	-	10,467,775
Avistar at Copperfield - Series A (2)	TX	10,000,000	981,390	-	10,981,390
Avistar at the Crest - Series A (3)	TX	9,526,850	747,812	-	10,274,662
Avistar at the Oaks - Series A (3)	TX	7,691,162	708,946	-	8,400,108
Avistar at the Parkway - Series A (4)	TX	13,300,000	912,068	-	14,212,068
Avistar at Wilcrest - Series A (2)	TX	3,775,000	288,734	-	4,063,734
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	2,663,590	-	34,513,590
Avistar in 09 - Series A (3)	TX	6,641,021	482,819	-	7,123,840
Avistar on the Boulevard - Series A (3)	TX	16,230,017	1,590,214	-	17,820,231
Avistar on the Hills - Series A (3)	TX	5,313,805	420,499	-	5,734,304
Bella Vista (1)	TX	6,365,000	645,602	-	7,010,602
Bruton Apartments (2)	TX	18,135,889	2,262,691	-	20,398,580
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,002,365	-	21,187,365
Concord at Little York - Series A (2)	TX	13,440,000	1,402,751	-	14,842,751
Concord at Williamcrest - Series A (2)	TX	20,820,000	1,953,644	-	22,773,644
Crossing at 1415 - Series A (2)	TX	7,590,000	91,901	-	7,681,901
Decatur Angle (2)	TX	22,912,234	1,541,021	-	24,453,255
Heights at 515 - Series A (2)	TX	6,435,000	362,774	-	6,797,774

Heritage Square - Series A (4)	TX	11,137,303	899,415	-	12,036,718
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	-	(6,057)	17,835,943
Runnymede (1)	TX	10,250,000	1,387,645	-	11,637,645
Southpark (1)	TX	11,770,930	3,605,964	-	15,376,894
Vantage at Harlingen - Series B (4)	TX	24,483,475	1,389,153	-	25,872,628
Vantage at Judson -Series B (4)	TX	26,304,679	2,175,003	-	28,479,682
15 West Apartments (2)	WA	9,840,735	1,352,502	-	11,193,237
Mortgage revenue bonds held in trust		$676,378,829	$56,270,094	$(1,557,543)	$731,091,380

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15

	March 31, 2017
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Seasons at Simi Valley - Series B	CA	1,944,000	20,065	-	1,964,065
Sycamore Walk - Series B	CA	1,815,000	-	(17,134)	1,797,866
Greens Property - Series B	NC	939,743	130,989	-	1,070,732
Ohio Properties - Series B	OH	3,546,470	505,116	-	4,051,586
Avistar at Chase Hill - Series B	TX	956,476	13,545	-	970,021
Avistar at Copperfield - Series B	TX	4,000,000	151,942	-	4,151,942
Avistar at the Crest - Series B	TX	752,296	76,170	-	828,466
Avistar at the Oaks - Series B	TX	550,200	56,026	-	606,226
Avistar at the Parkway - Series B	TX	125,000	6,657	-	131,657
Avistar at Wilcrest - Series B	TX	1,550,000	14,359	-	1,564,359
Avistar at Wood Hollow - Series B	TX	8,410,000	426,910	-	8,836,910
Avistar in 09 - Series B	TX	453,865	46,217	-	500,082
Avistar on the Boulevard - Series B	TX	447,016	45,261	-	492,277
Crossing at 1415 - Series B	TX	335,000	1,319	-	336,319
Heights at 515 - Series B	TX	510,000	2,008	-	512,008
Mortgage revenue bonds held by the Partnership		$26,335,066	$1,496,584	$(17,134)	$27,814,516

	December 31, 2016
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$132,402	$-	$4,802,402
Harmony Terrace - Series A & B (2)	CA	14,300,000	-	-	14,300,000
Harden Ranch - Series A (3)	CA	6,912,535	369,738	-	7,282,273
Montclair Apartments - Series A (4)	CA	2,530,000	108,608	-	2,638,608
Santa Fe Apartments - Series A (4)	CA	3,065,000	177,093	-	3,242,093
Seasons at Simi Valley - Series A (2)	CA	4,376,000	308,335	-	4,684,335
Sycamore Walk - Series A (2)	CA	3,632,000	130,431	-	3,762,431
Tyler Park Townhomes - Series A (3)	CA	6,024,120	237,582	-	6,261,702
Westside Village Market - Series A (3)	CA	3,936,750	102,641	-	4,039,391
Lake Forest (1)	FL	8,639,000	899,694	-	9,538,694
Ashley Square (1)	IA	5,039,000	338,556	-	5,377,556
Brookstone (1)	IL	7,462,678	1,457,340	-	8,920,018
Copper Gate Apartments (3)	IN	5,145,000	528,855	-	5,673,855
Renaissance - Series A (4)	LA	11,348,364	826,369	-	12,174,733
Live 929 Apartments (2)	MD	40,687,425	3,587,993	-	44,275,418
Woodlynn Village (1)	MN	4,310,000	294,976	-	4,604,976
Greens Property - Series A (3)	NC	8,210,000	844,585	-	9,054,585
Silver Moon - Series A (4)	NM	7,933,259	465,382	-	8,398,641
Ohio Properties - Series A (1)	OH	14,215,000	2,327,468	-	16,542,468
Bridle Ridge (1)	SC	7,535,000	517,881	-	8,052,881
Columbia Gardens (2)	SC	15,214,223	-	(927,030)	14,287,193
Companion at Thornhill Apartments (2)	SC	11,500,000	645,552	-	12,145,552
Cross Creek (1)	SC	6,122,312	2,655,730	-	8,778,042
The Palms at Premier Park Apartments (3)	SC	19,826,716	1,784,386	-	21,611,102
Willow Run (2)	SC	15,214,085	-	(917,852)	14,296,233
Arbors at Hickory Ridge (3)	TN	11,461,719	891,274	-	12,352,993
Pro Nova 2014-1 (2)	TN	10,041,924	685,576	-	10,727,500
Avistar at Chase Hill - Series A (3)	TX	9,844,994	589,023	-	10,434,017
Avistar at the Crest - Series A (3)	TX	9,549,644	753,267	-	10,302,911
Avistar at the Oaks - Series A (3)	TX	7,709,040	563,138	-	8,272,178
Avistar at the Parkway - Series A (4)	TX	13,300,000	-	(78,749)	13,221,251
Avistar in 09 - Series A (3)	TX	6,656,458	359,562	-	7,016,020
Avistar on the Boulevard - Series A (3)	TX	16,268,850	1,283,272	-	17,552,122
Avistar on the Hills - Series A (3)	TX	5,326,157	423,496	-	5,749,653
Bella Vista (1)	TX	6,365,000	500,162	-	6,865,162
Bruton Apartments (2)	TX	18,145,000	349,886	-	18,494,886
Concord at Gulfgate - Series A (2)	TX	19,185,000	1,200,246	-	20,385,246
Concord at Little York - Series A (2)	TX	13,440,000	1,044,752	-	14,484,752
Concord at Williamcrest - Series A (2)	TX	20,820,000	1,302,534	-	22,122,534
Crossing at 1415 - Series A (2)	TX	7,590,000	-	(45,555)	7,544,445
Decatur Angle (2)	TX	22,950,214	-	(290,985)	22,659,229
Heights at 515 - Series A (2)	TX	6,435,000	-	(38,623)	6,396,377
Heritage Square - Series A (4)	TX	11,161,330	905,455	-	12,066,785
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	-	-	17,842,000
Runnymede (1)	TX	10,250,000	774,285	-	11,024,285
Southpark (1)	TX	11,751,861	3,286,203	-	15,038,064
Vantage at Harlingen - Series B (4)	TX	24,529,580	917,720	-	25,447,300
Vantage at Judson -Series B (4)	TX	26,356,498	1,658,508	-	28,015,006
15 West Apartments (2)	WA	9,850,000	1,584,281	-	11,434,281
Mortgage revenue bonds held in trust		$554,678,736	$37,814,237	$(2,298,794)	$590,194,179

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15

	December 31, 2016
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B	CA	$16,458,000	$-	$-	$16,458,000
Harmony Court Bakersfield - Series A & B	CA	5,727,000	29,252	-	5,756,252
Las Palmas II - Series A & B	CA	3,465,000	15,139	-	3,480,139
San Vicente - Series A & B	CA	5,320,000	-	(30,019)	5,289,981
Seasons at Simi Valley - Series B	CA	1,944,000	27,727	-	1,971,727
Seasons Lakewood - Series A & B	CA	12,610,000	-	-	12,610,000
Seasons San Juan Capistrano - Series A & B	CA	18,949,000	-	-	18,949,000
Summerhill - Series A & B	CA	9,795,000	-	(174,982)	9,620,018
Sycamore Walk - Series B	CA	1,815,000	-	(64,432)	1,750,568
The Village at Madera - Series A & B	CA	4,804,000	-	(84,437)	4,719,563
Greens Property - Series B	NC	940,479	118,216	-	1,058,695
Ohio Properties - Series B	OH	3,549,780	449,068	-	3,998,848
Avistar at Chase Hill - Series B	TX	957,627	41,820	-	999,447
Avistar at the Crest - Series B	TX	753,201	64,228	-	817,429
Avistar at the Oaks - Series B	TX	550,836	47,231	-	598,067
Avistar at the Parkway - Series B	TX	125,000	-	(3,341)	121,659
Avistar in 09 - Series B	TX	454,390	38,961	-	493,351
Avistar on the Boulevard - Series B	TX	447,554	38,165	-	485,719
Crossing at 1415 - Series B	TX	335,000	-	(2,614)	332,386
Heights at 515 - Series B	TX	510,000	-	(3,977)	506,023
Mortgage revenue bonds held by the Partnership		$89,510,867	$869,807	$(363,802)	$90,016,872

See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

Bond Activity in the First Quarter of 2017

The following table includes the details of the MRB acquisitions during the three months ended March 31, 2017:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Avistar at Copperfield - Series A	February	Houston, TX	192	5/1/2054	5.75%	$10,000,000
Avistar at Copperfield - Series B	February	Houston, TX	192	6/1/2054	12.00%	4,000,000
Avistar at Wilcrest - Series A	February	Houston, TX	88	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	February	Houston, TX	88	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A	February	Austin, TX	409	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	February	Austin, TX	409	6/1/2054	12.00%	8,410,000
						$59,585,000

Bond Activity in the First Quarter of 2016

In March 2016, the Partnership sold the Pro Nova 2014-2 bond for approximately $9.5 million, which approximated the MRB’s carrying value plus accrued interest. The Partnership used approximately $8.4 million of the proceeds from the sale to pay in full and collapse the TOB Trust securitizing this MRB (Note 15). The following table includes details of the MRB redeemed:

Property Name	Month Exchanged	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Exchange
Pro Nova - 2014B [1]	March	Knoxville, TN	-	5/1/2025	5.25%	$9,295,000

1 This is a commercial property. Accordingly, unit information is not applicable.

The following table includes the details of the MRB acquisitions during the three months ended March 31, 2016:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Companion at Thornhill Apartments	January	Lexington, SC	178	1/1/2052	5.80%	$11,500,000

7. PHC Certificates

The Partnership owned 100% of the Residual Participation Receipts (“LIFERs”) in three tender option bond trusts (“PHC TOB Trusts”) that contain the PHC Certificates.  The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership had the following investments in the PHC Certificates at March 31, 2017 and December 31, 2016:

	March 31, 2017
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	8.06	AA-	5.31%	$26,042,245	$-	$(570,800)	$25,471,445
PHC Certificate Trust II	7.40	A+	4.32%	10,608,479	-	(142,189)	10,466,290
PHC Certificate Trust III	8.57	BBB	5.45%	20,132,750	-	(218,686)	19,914,064
				$56,783,474	$-	$(931,675)	$55,851,799

	December 31, 2016
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	8.31	AA-	5.36%	$26,077,158	$672,097	$-	$26,749,255
PHC Certificate Trust II	7.65	A+	4.31%	10,600,967	84,756	-	10,685,723
PHC Certificate Trust III	8.79	BBB	5.42%	20,122,937	-	(399,847)	19,723,090
				$56,801,062	$756,853	$(399,847)	$57,158,068

See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates are recorded in the condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

8. Real Estate Assets

The following tables summarizes information regarding the Partnership’s real estate assets at March 31, 2017 and December 31, 2016:

Real Estate Assets at March 31, 2017
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on March 31, 2017
Eagle Village	Evansville, IN	511	$567,880	$12,661,690	$13,229,570
Residences of DeCordova	Granbury, TX	110	1,170,337	8,036,532	9,206,869
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,757,148	7,699,377
Suites on Paseo	San Diego, CA	394	3,162,463	38,387,617	41,550,080
The 50/50 MF Property	Lincoln, NE	475	-	32,928,878	32,928,878
Jade Park	Daytona, FL	144	2,292,035	7,317,084	9,609,119
Land held for development	Various	N/A	4,491,925	-	4,491,925
					$118,715,818
Less accumulated depreciation					(15,101,930)
Total real estate assets					$103,613,888

Real Estate Assets at December 31, 2016
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2016
Eagle Village	Evansville, IN	511	$567,880	$12,655,244	$13,223,124
Northern View	Highland Heights, KY	294	688,539	8,088,059	8,776,598
Residences of DeCordova	Granbury, TX	110	1,170,337	8,029,404	9,199,741
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,751,260	7,693,489
Suites on Paseo	San Diego, CA	394	3,162,463	38,365,351	41,527,814
The 50/50 MF Property	Lincoln, NE	475	-	32,928,878	32,928,878
Jade Park	Daytona, FL	144	2,292,035	7,270,845	9,562,880
Land held for development	Various	N/A	7,531,104	-	7,531,104
					$130,443,628
Less accumulated depreciation					(16,217,028)
Total real estate assets					$114,226,600

Recent Transactions

In March 2017, the Partnership sold its 99% limited partner interest in Northern View. Gross proceeds from the sale were approximately $13.8 million. The Partnership recognized a gain on sale of approximately $7.2 million before income taxes. The gain on sale, net of income taxes, is considered Tier 2 income (See Note 3). The Partnership determined the sale did not meet the criteria for discontinued operations.

Net income (loss), exclusive of the gains on sale, related to the Arboretum (sold in June 2016), Woodland Park (Sold in July 2016) and Northern View MF Properties for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$(3,291)	$172,552

At March 31, 2017, the Partnership had executed a Purchase and Sale Agreement (“PSA”) to sell a parcel of land in St. Petersburg, Florida. The carrying value of the land is approximately $3.0 million. See Note 24 for further discussion.

During 2016, the Partnership executed PSAs to acquire two contiguous tracts of land in Omaha, Nebraska. If these tracts of land are successfully acquired, they will be classified as “Land held for development.”

9. Investment in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity commitments and reported equity contributions as investment in unconsolidated entities on the condensed consolidated balance sheets. The investments represent the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments during the construction period. The return on these investments earned by the Partnership is reported as investment income.

In March 2017, the Partnership closed on an $11.7 million equity commitment to fund construction of the Vantage at Panama City Beach multifamily property. The Partnership also entered into a guarantee agreement related to the property’s construction loan (Note 18).

The following table provides the details of the investments in unconsolidated entities at March 31, 2017 and December 31, 2016:

Property Name	Location	Units	Carrying Value at March 31, 2017	Carrying Value at December 31, 2016	Maximum Remaining Equity Commitment at March 31, 2017
Vantage at Corpus Christi	Corpus Christi, TX	288	$8,689,554	$8,447,343	$1,550,000
Vantage at Waco	Waco, TX	288	8,118,507	5,964,861	1,592,039
Vantage at Boerne	Boerne, TX	288	7,458,519	5,057,802	1,695,453
Vantage at Panama City Beach	Panama City Beach, FL	288	5,317,745	-	6,427,707
			$29,584,325	$19,470,006	$11,265,199

10. Property Loans, Net of Loan Loss Allowances

The Partnership had the following Property Loans, Net of Loan Loss Allowances, at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Property loans receivable	$38,063,647	$36,862,148
Less: Loan loss allowance	(7,098,814)	(7,098,814)
Total property loans receivable	$30,964,833	$29,763,334

During the three months ended March 31, 2017, the Partnership advanced funds to Vantage at Brooks, LLC and Vantage at Braunfels, LLC of $879,000 and $823,000, respectively.  During the three months ended March 31, 2016, the Partnership advanced net funds to Cross Creek of $6,000, to FAH of $2,500, to Vantage at Brooks, LLC of $3.7 million and to Vantage at Braunfels, LLC of $2.1 million. During the three months ended March 31, 2017, the Partnership received $500,000 of principal from the Winston Group, Inc.

The Partnership’s property loans to Ashley Square, Cross Creek, and Lake Forest remain on nonaccrual status at March 31, 2017. The Partnership recognizes interest income on impaired loans when cash is received and the Partnership will reassess the property loan’s nonaccrual status.

The following table summarizes the Partnership’s property loans, net of loan loss allowances, at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$58,587	$-	$-	$249,851
Ashley Square	5,078,342	-	(3,596,342)	-	1,482,000
Avistar (February 2013 portfolio)	274,496	101,441	-	-	375,937
Avistar (June 2013 portfolio)	251,622	92,988	-	-	344,610
Cross Creek	7,155,545	-	(3,447,472)	-	3,708,073
Greens Property	850,000	500,449	-	-	1,350,449
Lake Forest	4,623,704	-	(55,000)	-	4,568,704
Ohio Properties	2,390,446	1,082,461	-	-	3,472,907
Vantage at Brooks, LLC	8,078,002	67,317	-	-	8,145,319
Vantage at Braunfels, LLC	7,170,226	59,752	-	-	7,229,978
Winston Group, Inc	2,000,000	14,000	-	-	2,014,000
Total	$38,063,647	$1,976,995	$(7,098,814)	$-	$32,941,828

	December 31, 2016
	Outstanding Balance	Accrued Interest	Loan Loss Allowances	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$54,742	$-	$-	$246,006
Ashley Square	5,078,342	-	(3,596,342)	-	1,482,000
Avistar (February 2013 portfolio)	274,496	90,491	-	-	364,987
Avistar (June 2013 portfolio)	251,622	82,951	-	-	334,573
Cross Creek	7,155,545	-	(3,447,472)	-	3,708,073
Greens Property	850,000	467,511	-	-	1,317,511
Lake Forest	4,623,704	-	(55,000)	-	4,568,704
Ohio Properties	2,390,446	1,021,723	-	-	3,412,169
Vantage at Brooks, LLC	7,199,424	743,928	-	-	7,943,352
Vantage at Braunfels, LLC	6,347,305	703,416	-	-	7,050,721
Winston Group, Inc	2,500,000	-	-	-	2,500,000
Total	$36,862,148	$3,164,762	$(7,098,814)	$-	$32,928,096

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by our taxable subsidiary, the Greens Hold Co, which owns all the MF Properties except the Suites on Paseo and Jade Park. The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as a deferred income tax asset.

The following represents income tax expense for the Greens Hold Co for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Current income tax expense	$2,622,047	$-
Deferred income tax benefit	(164,000)	-
Total income tax expense	$2,458,047	$-

12. Other Assets

The following represents the Other Assets at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Deferred financing costs - net	$386,548	$456,890
Fair value of derivative instruments (Note 19)	151,730	383,604
Taxable bonds at fair market value	4,179,205	4,084,599
Bond purchase commitments - fair value (Note 20)	2,620,393	2,399,449
Other assets	1,309,411	1,470,650
Total other assets	$8,647,287	$8,795,192

13. Unsecured Lines of Credit

The following represents the unsecured lines of credit (“LOC”) at March 31, 2017 and December 31, 2016:

Unsecured Lines of Credit	Outstanding on March 31, 2017	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$-	$40,000,000	May 2018	Variable	Monthly	3.31%
Bankers Trust operating	-	7,500,000	May 2018	Variable	Monthly	4.06%
Total unsecured lines of credit	$-	$47,500,000

Unsecured Lines of Credit	Outstanding on December 31, 2016	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$40,000,000	$40,000,000	May 2018	Variable	Monthly	3.13%
Bankers Trust operating	-	7,500,000	May 2018	Variable	Monthly	3.88%
Total unsecured lines of credit	$40,000,000	$47,500,000

The Partnership is required to make prepayments of the principal to reduce the Bankers Trust Operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  For all periods presented the Partnership has fulfilled its prepayment obligation.   In addition, the Partnership has fulfilled its second quarter of 2017 prepayment obligation as it maintained a zero balance in the Operating LOC for the first fifteen days of April 2017. The Partnership is in compliance with all covenants at March 31, 2017.

14. Secured Line of Credit

In December 2016, the Partnership entered into a secured Credit Agreement of up to $20.0 million with Bankers Trust. The secured LOC was paid in full in February 2017 and is no longer available to the Partnership at March 31, 2017.

15. Debt Financing

The following represents the Debt Financing, net of deferred financing costs, at March 31, 2017 and December 31, 2016:

	Outstanding Debt Financings on March 31, 2017, net	Restricted Cash	Years Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,846,532	$-	2014	July 2017 - July 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	275,162,869	1,247,698	2016-2017	March 2017 - February 2027	N/A	N/A	N/A	3.64% - 4.46%
Variable - TOB	42,455,000	-	2012	June 2017	Weekly	1.48 - 1.56%	1.62%	3.10 - 3.18%

TEBS Financings
Variable - TEBS I	60,404,699	52,065	2010	September 2017 (2)	Weekly	0.97%	1.85%	2.82%
Variable - TEBS II (1)	91,226,919	171,322	2014	July 2019	Weekly	0.95%	1.67%	2.62%
Variable - TEBS III (1)	82,027,687	3,483,665	2015	July 2020	Weekly	0.95%	1.44%	2.39%
Total Debt Financings	$598,123,706

(1)	Facility fees are variable
(2)

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

	Outstanding Debt Financings on December 31, 2016, net	Restricted Cash	Years Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,860,699	$-	2014	July 2017 - July 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	171,778,950	1,373,695	2016	March 2017 - December 2026	N/A	N/A	N/A	3.64% - 4.56%
Variable - TOB	42,455,000	-	2012	Dec 2016	Weekly	1.29 - 1.39%	1.62%	2.91 - 3.01%

TEBS Financings
Variable - TEBS I	60,430,991	396,412	2010	September 2017	Weekly	0.77%	1.85%	2.62%
Variable - TEBS II (1)	91,768,081	170,988	2014	July 2019	Weekly	0.75%	1.62%	2.37%
Variable - TEBS III (1)	82,089,312	3,495,592	2015	July 2020	Weekly	0.75%	1.39%	2.14%
Total Debt Financings	$495,383,033

(1)	Facility fees are variable

At March 31, 2017 and December 31, 2016, the Partnership posted cash collateral (i.e. restricted cash) related to the interest rate swaps associated with specific Term A/B Trusts. In addition, to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financings, the Partnership also entered into interest rate cap agreements (Note 17).

The TOB and Term A/B Trusts are subject to a Master Trust Agreement with DB that contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute for the trailing twelve months must be at least two times trailing twelve-month interest expense. At March 31, 2017, the Partnership was in compliance with these covenants.

Debt Financing Activity in the First Quarter of 2017

In February 2017, the Partnership entered into 19 new Term A/B Trust financings secured by various MRBs. The Partnership capitalized costs totaling approximately $1.2 million as deferred financing costs, of which approximately $921,000 was paid to a related party (Note 21). The following table summarizes the terms of the new Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing at March 31, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
San Vicente - Series A	$3,106,826	2017	February 2022	3.89%
San Vicente - Series B	1,532,587	2017	June 2018	3.76%
Las Palmas - Series A	1,503,641	2017	February 2022	3.89%
Las Palmas - Series B	1,479,573	2017	June 2018	3.76%
The Village at Madera - Series A	2,740,786	2017	February 2022	3.89%
The Village at Madera - Series B	1,443,242	2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,315,877	2017	February 2022	3.89%
Harmony Court Bakersfield - Series B	1,676,521	2017	July 2018	3.76%
Summerhill - Series A	5,721,078	2017	February 2022	3.89%
Summerhill - Series B	2,837,225	2017	July 2018	3.76%
Courtyard - Series A	9,118,911	2017	February 2022	3.89%
Courtyard - Series B	5,242,064	2017	July 2018	3.76%
Seasons Lakewood - Series A	6,545,788	2017	February 2022	3.89%
Seasons Lakewood - Series B	4,427,691	2017	August 2018	3.76%
Seasons San Juan Capistrano - Series A	11,032,559	2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,535,047	2017	August 2018	3.76%
Avistar at Wood Hollow - Series A	26,821,903	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,165,250	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,409,054	2017	February 2027	4.46%
Total Term A/B Trust Financing	$105,655,623

In March 2017, the Partnership refinanced four Term A/B Trusts into new Term A/B Trusts with longer stated terms. Based on the terms of the new and old Term A/B Trusts, the refinancing was accounted for as a modification, with approximately $47,000 capitalized as deferred financing costs. The following table summarizes the terms of the new Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing at March 31, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Oaks at Georgetown - Series A	$11,085,441	2017	March 2022	3.89%
Oaks at Georgetown - Series B	4,681,745	2017	August 2018	3.76%
Harmony Terrace - Series A	6,198,322	2017	March 2022	3.89%
Harmony Terrace - Series B	6,277,910	2017	August 2018	3.76%
Total Term A/B Trust Financing	$28,243,418

Debt Financing Activity in the First Quarter of 2016

The three MBS TOB Trusts and the TOB Trust collateralized by the Pro Nova 2014-2 MRB were paid in full and collapsed in January 2016 and March 2016, respectively.

The following represents the Debt Financing contractual maturities for the next five years and thereafter:

2017	$116,900,695
2018	38,554,927
2019	130,763,081
2020	83,278,656
2021	2,303,044
Thereafter	231,975,250
Total	$603,775,653

16. Mortgages Payable and Other Secured Financing

The following represents the Mortgages payable and other secured financing, net of deferred financing costs, at March 31, 2017 and December 31, 2016:

MF Property Mortgage Payables	Outstanding Mortgage Payable at March 31, 2017, net	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Eagle Village (1)	$7,797,894	2010	September 2018	Variable	Monthly	0.81%	3.00%	3.81%
Residences of DeCordova	1,727,786	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,528,191	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 MF Property--Mortgage (2)	24,984,591	2013	March 2020	Variable	Monthly	3.75%	N/A	3.75%
The 50/50 MF Property--TIF Loan	3,673,665	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Jade Park	7,462,933	2016	October 2021	Fixed	N/A	N/A	N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$51,175,060							3.98%

(1)	Variable rate is based on LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2016, net	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate	Facility Fees	Period End Rate
Eagle Village (1)	7,845,711	2010	September 2018	Variable	Monthly	0.63%	3.00%	3.63%
Residences of DeCordova	1,744,858	2012	June 2017	Fixed	N/A	N/A	N/A	4.75%
Residences of Weatherford	5,589,086	2011	June 2017	Fixed	N/A	N/A	N/A	4.75%
The 50/50 MF Property--Mortgage (2)	25,082,636	2013	March 2020	Variable	Monthly	3.50%	N/A	3.50%
The 50/50 MF Property--TIF Loan	3,656,090	2014	December 2019	Fixed	N/A	N/A	N/A	4.65%
Jade Park	7,461,131	2016	October 2021	Fixed	N/A	N/A	N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$51,379,512							3.83%

(1)	Variable rate is based on LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

The following represents the Mortgages payable and other secured financing contractual maturities for the next five years and thereafter:

2017	$8,017,670
2018	8,475,223
2019	4,166,034
2020	23,968,377
2021	6,858,994
Thereafter	-
Total mortgages payable and other secured financings	$51,486,298

17. Interest Rate Derivative Agreements

The following represents the interest rate derivatives, excluding interest rate swaps, at March 31, 2017:

Purchase Date	Initial Notional Amount	Maturity Date	Effective Capped Rate	Index	Purchase Price	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty	Fair Value - Asset (Liability) (1)
Sept 2010	$31,936,667	Sept 2017	3.0%	SIFMA	$921,000	M24 TEBS	5.0%	Bank of New York Mellon	$-
Sept 2010	31,936,667	Sept 2017	3.0%	SIFMA	845,600	M24 TEBS	5.0%	Barclays Bank PLC	-
Sept 2010	31,936,667	Sept 2017	3.0%	SIFMA	928,000	M24 TEBS	5.0%	Royal Bank of Canada	-
Aug 2013	93,305,000	Sept 2017	1.5%	SIFMA	793,000	M24 TEBS	3.5%	Deutsche Bank	29
July 2014	31,565,000	Aug 2019	3.0%	SIFMA	315,200	M31 TEBS	4.4%	Barclays Bank PLC	8,622
July 2014	31,565,000	Aug 2019	3.0%	SIFMA	343,000	M31 TEBS	4.4%	Royal Bank of Canada	8,622
July 2014	31,565,000	Aug 2019	3.0%	SIFMA	333,200	M31 TEBS	4.4%	SMBC Capital Markets, Inc	8,622
July 2015	28,095,000	Aug 2020	3.0%	SIFMA	210,000	M33 TEBS	4.3%	Wells Fargo Bank	41,945
July 2015	28,095,000	Aug 2020	3.0%	SIFMA	187,688	M33 TEBS	4.3%	Royal Bank of Canada	41,945
July 2015	28,095,000	Aug 2020	3.0%	SIFMA	174,900	M33 TEBS	4.3%	SMBC Capital Markets, Inc	41,945
									$151,730

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

The Partnership has contracted for two interest rate swaps with DB related to the Decatur Angle and Bruton Term A/B Financings securitized by MRBs for Decatur Angle and Bruton Apartments. The following table summarizes the terms of the interest rate swaps at March 31, 2017 and December 31, 2016:

Purchase Date	Initial Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	March 31, 2017 - Fair Value of Liability	December 31, 2016 - Fair Value of Liability
Sept 2014	$23,000,000	Oct 2016	Oct 2021	1.96%	0.68%	70% 30-day LIBOR	Deutsche Bank	$(637,090)	$(738,574)
Sept 2014	$18,126,731	April 2017	April 2022	2.06%	N/A	70% 30-day LIBOR	Deutsche Bank	(591,668)	(600,709)
								$(1,228,758)	$(1,339,283)

The Partnership’s interest rate derivatives and interest rate swaps are not designated as hedging instruments and, accordingly, they are recorded at fair value. Changes in fair value are included in current period earnings as interest expense. See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives and interest rate swap arrangements. The interest rate derivatives are presented within Other assets and the interest rate swap arrangements are reported as a derivative swap liability on the condensed consolidated balance sheets.

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

Bond Purchase Commitments

As part of the Partnership’s strategy of acquiring MRBs, it will enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon satisfaction of the terms of the bond purchase commitment, the proceeds from the MRBs issued will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in Other comprehensive income.

The following table represents the bond purchase commitments at March 31, 2017 and December 31, 2016:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2017	Maximum Committed Amounts for 2018	Rate	Closing Date (1)	Fair Value at March 31, 2017	Fair Value at December 31,2016
Villas at Plano Gateway Apartments	December 2014	$-	$-	6.00%	N/A	$-	$838,200
Village at Rivers Edge	May 2015	11,000,000	-	6.00%	Q2 2017	643,720	467,720
Palo Alto	July 2015	19,540,000	-	5.80%	Q3 2017	1,116,320	627,429
Village at Avalon	November 2015	-	16,400,000	5.80%	Q2 2018	860,353	466,100
Total		$30,540,000	$16,400,000			$2,620,393	$2,399,449

(1)	The closing dates are estimated.

On April 1, 2017, the bond purchase commitment for the Villas at Plano Gateway Apartments expired effective April 1, 2017. The bond purchase commitment was cancelled and the Partnership has no obligation under the agreement after expiration.

Property Loan Commitments

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to unrelated third parties to build two new multifamily residential properties, Vantage at Brooks, LLC and Vantage at Braunfels, LLC, both located in Texas. At March 31, 2017, the Partnership’s remaining maximum commitments totaled approximately $1.7 million (see Note 11).

Other Guarantees & Commitments

In March 2017, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Panama City Beach, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Panama City Beach, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% and 25% as certain debt service coverage levels are obtained by the borrower. The construction loan has a maximum available balance of $25.6 million. At March 31, 2017, there was no outstanding balance on the construction loan and the Partnership had no exposure under the guarantee. The Partnership is also required to maintain minimum cash and net worth requirements, which were met as of March 31, 2017.

In connection with the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at March 31, 2017, under the guarantee provision of the repurchase clause is approximately $2.8 million and represents 75% of the equity contributed by BC Partners.

In connection with the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at March 31, 2017, under the guarantee provision of the repurchase clause is approximately $4.4 million and represents 75% of the equity contributed by BC Partners.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year. In conjunction with the ground lease, the 50/50 MF Property has entered into an agreement whereby it is required to make monthly payments, when cash is available at the property, to the University of Nebraska-Lincoln based on its revenues.  The minimum aggregate annual payment due under the agreement for the twelve-month period from August 1, 2016 through July 31, 2017 is approximately $122,000. The minimum aggregate annual expense increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50

MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. The Partnership reported accounts payable related to this agreement of approximately $52,000 and $21,000 at March 31, 2017 and December 31, 2016. The Partnership reported expenses related to the agreement of approximately $42,000 for the three months ended March 31, 2017 and 2016.

As the holder of residual interests issued in connection with its TOB Trust, Term A/B Trust and TEBS Financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of PHCs held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. In each of these cases, the trust will be collapsed.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts and the Partnership does not remedy, there is a termination and the Partnership will be required to fund any such shortfall pursuant to its guarantee. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. In the event of a shortfall the maximum exposure to loss would be approximately $603.8 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect in the future, to be required to reimburse the financing facilities for any shortfall.

19. Redeemable Series A Preferred Units

In March 2017, the Partnership issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to two financial institutions. The Partnership had previously issued Series A Preferred Units to these financial institutions during 2016. The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership.  The following table summarizes the outstanding Series A Preferred Units at March 31, 2017:

March 31, 2017
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
	5,700,000	$57,000,000

20. Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (“Plan”), as approved by the Unitholders, permits the grant of Restricted Units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to approximately three years. RUAs currently provide for the payment of quarterly distributions during the vesting period. The RUA’s provide for accelerated vesting if there is a change in control or death or disability of the Participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $171,000 for the three months ended March 31, 2017. No compensation expense for RUAs was recognized for the three months ended March 31, 2016.

The following table represents nonvested Restricted Units at and for the three months ended March 31, 2017.

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested at January 1, 2017	158,304	$6.03
Granted	173,138	5.70
Vested	-	-
Nonvested at March 31, 2017	331,442	$5.86

At March 31, 2017, there was approximately $1.6 million of total unrecognized compensation expense related to nonvested RUAs granted under the Plan.  The remaining expense is expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic value of nonvested RUAs was approximately $1.9 million at March 31, 2017.

21. Transactions with Related Parties

The General Partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2.  The Partnership paid or accrued administrative fees to AFCA 2 of approximately $865,000 and $687,000 for the three months ended March 31, 2017 and 2016, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the MRBs held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these MRBs and totaled approximately $15,000 and $19,000 for the three months ended March 31, 2017 and 2016, respectively.

AFCA 2 earns placement fees in connection with the acquisition of certain MRBs, equity investments in unconsolidated entities and select property loans.  These placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered consolidated VIEs or related parties.  AFCA 2 earned placement fees of approximately $938,000 and $388,000 for the three months ended March 31, 2017 and 2016, respectively.

An affiliate of AFCA 2, Burlington Capital Properties, LLC (f/k/a America First Properties Management Company, LLC) (“Properties Management”) provided property management services for the MF Properties (excluding Suites on Paseo) and seven of the properties collateralized by the MRBs during the three months ended March 31, 2017. Properties Management earned management fees of approximately $244,000 and $312,000 for the three months ended March 31, 2017 and 2016, respectively.  For the properties collateralized by the MRBs, these property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties.  For MF Properties, the property management fees are reflected as real estate operating expenses on the Partnership’s condensed consolidated statements of operations.  The property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, if applicable.

An affiliate of AFCA 2, Farnam Capital Advisors, LLC, acts as an origination advisor and consultant to the borrowers when MRBs, investments in unconsolidated entities, select notes receivable, and financing facilities are acquired by the Partnership. The borrowers paid origination fees of approximately $269,000 and $194,000 for the three months ended March 31, 2017 and 2016, respectively. These origination fees were paid by the borrower and have not been reflected in the accompanying condensed consolidated financial statements. The Partnership paid consulting fees to the affiliate of approximately $921,000 for services related to origination of Term A/B Trusts during the three months ended March 31, 2017. No such fees were paid to the affiliate during the three months ended March 31, 2016.

22. Fair Value of Financial Instruments

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

Investments in MRBs and Bond Purchase Commitments.  The fair values of the Partnership’s investments in MRBs and mortgage bond purchase commitments have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the MRBs and price quotes for the MRBs are not available.  If available, the Partnership may also consider price quotes on similar MRBs or other information from external sources, such as pricing services.  The estimates of the fair values of these MRBs, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the Partnership believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in MRBs between reporting periods, the Partnership looks at the key inputs such as changes in the ‘A’ rated municipal bond rates on similar MRBs as well as changes in the operating performance of the underlying property serving as collateral for each MRB.  The Partnership validates that the changes in the estimated fair value of the MRBs move with the changes in these monitored factors.  Given these facts, the fair value measurement of the Partnership’s investment in MRBs is categorized as a Level 3 input.  At March 31, 2017, the range of effective yields on the individual MRBs was 4.8% to 12.0% per annum. At December 31, 2016, the range of effective yields on the individual MRBs was 4.9% to 12.4% per annum.

The fair value of the bond purchase commitments is determined in the same manner as the MRBs.

Investments in Public Housing Capital Fund Trust Certificates.  The fair value of the Partnership’s investment in PHC Certificates at March 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the trusts’ certificates owned by the Partnership. The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. The valuation methodologies used by the third-party pricing service and the Partnership encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.

The fair value of the Partnership’s investment in PHC Certificates at December 31, 2016 was based on a yield to maturity analysis performed by the Partnership. The Partnership’s valuation methodology begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. The Partnership validates that the changes in the estimated fair value of PHC Certificates move with the changes in the market yield rates of investment grade rated mortgage revenue municipal bonds with terms of similar length. Given these facts, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.  At December 31, 2016, the range of effective yields on the PHC Certificates was 4.3% to 6.0% per annum.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 are summarized as follows:

	Fair Value Measurements at March 31, 2017
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$731,091,380	$-	$-	$731,091,380
Mortgage revenue bonds	27,814,516	-	-	27,814,516
Bond purchase commitments (reported within other assets)	2,620,393	-	-	2,620,393
PHC Certificates	55,851,799	-	-	55,851,799
Taxable bonds (reported within other assets)	4,179,205	-	-	4,179,205
Derivative contracts (reported within other assets)	151,730	-	-	151,730
Derivative swap liability	(1,228,758)	-	-	(1,228,758)
Total Assets and Liabilities at Fair Value, net	$820,480,265	$-	$-	$820,480,265

The following tables summarizes the activity related to Level 3 assets and liabilities for the three months ended March 31, 2017:

	For the Three Months Ended March 31, 2017
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2017	$680,211,051	$2,399,449	$57,158,068	$4,084,599	$(955,679)	$742,897,488
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	53,355	-	(17,588)	-	(121,349)	(85,582)
Included in other comprehensive (loss) income	20,170,553	220,944	(1,288,681)	98,494	-	19,201,310
Purchases	59,585,000	-	-	-	-	59,585,000
Settlements	(1,114,063)	-	-	(3,888)	-	(1,117,951)
Ending Balance March 31, 2017	$758,905,896	$2,620,393	$55,851,799	$4,179,205	$(1,077,028)	$820,480,265
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities held on March 31, 2017	$-	$-	$-	$-	$(121,349)	$(121,349)

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized as follows:

	Fair Value Measurements at December 31, 2016
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds held in trust	$590,194,179	$-	$-	$590,194,179
Mortgage revenue bonds	90,016,872	-	-	90,016,872
Bond purchase commitments (reported within other assets)	2,399,449	-	-	2,399,449
PHC Certificates	57,158,068	-	-	57,158,068
Taxable bonds (reported within other assets)	4,084,599	-	-	4,084,599
Derivative contracts (reported within other assets)	383,604	-	-	383,604
Interest swap liability	(1,339,283)	-	-	(1,339,283)
Total Assets and Liabilities at Fair Value	$742,897,488	$-	$-	$742,897,488

The following tables summarizes the activity related to Level 3 assets and liabilities for the three months ended March 31, 2016:

	For the Three Months Ended March 31, 2016
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

The Partnership estimates the fair value of each financial liability using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented.  This estimate of fair value is based on Level 3 inputs.  The table below represents the fair value of the financial liabilities held on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$598,123,706	$597,301,799	$555,199,700	$553,083,924
Mortgages payable and other secured financing	$51,175,060	$51,210,197	$51,379,512	$51,595,281

23. Segments

The Partnership has four reportable segments, Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Other Investments.  In addition to the four reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  In January 2016, the Partnership sold its three remaining MBS Securities and eliminated this operating segment.

The Amended and Restated LP Agreement authorizes the Partnership to make investments tax-exempt securities other than in MRBs provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Amended and Restated LP Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt and other investments cannot exceed 25% of the Partnership’s total assets at the time of acquisition as required under the Amended and Restated LP Agreement.  In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.  The Partnership’s tax-exempt and other investments include PHC Certificates, MBS Securities, and Other Investments, which are reported as three separate segments.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss, are reported as such on the Partnership’s condensed consolidated balance sheets.  At March 31, 2017, the Partnership held 89 MRBs. The Residential Properties financed by MRBs contain a total of 10,656 rental units. In addition, one bond (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the condensed consolidated statements of operations are allocated to this operating segment.

MF Properties Segment

The MF Properties segment consists of multifamily, student housing, and senior citizen residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  At March 31, 2017, the Partnership consolidated the results of six MF Properties containing a total of 1,710 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 7).

Other Investments Segment

The Other investments segment consists of the operations of ATAX Vantage Holdings, LLC, which is invested in unconsolidated entities (Note 9) and has issued property loans due from Vantage at Brooks LLC and Vantage at Braunfels LLC (Note 10).

The following table details certain key financial information for the Partnership’s reportable segments for the three months ended March 31, 2017 and 2016:

	2017	2016
Total revenues
Mortgage Revenue Bond Investments	$10,588,498	$8,779,054
MF Properties	3,792,415	5,074,104
Public Housing Capital Fund Trust	708,786	730,902
MBS Securities Investments	-	48,755
Other Investments	950,689	287,044
Total revenues	$16,040,388	$14,919,859

Interest expense
Mortgage Revenue Bond Investments	$4,571,455	$3,784,390
MF Properties	525,587	670,333
Public Housing Capital Fund Trust	345,211	300,720
MBS Securities Investments	-	14,692
Other Investments	-	-
Total interest expense	$5,442,253	$4,770,135

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-
MF Properties	1,355,231	1,646,231
Public Housing Capital Fund Trust	-	-
MBS Securities Investments	-	-
Other Investments	-	-
Total depreciation expense	$1,355,231	$1,646,231

Partnership net income (loss)
Mortgage Revenue Bond Investments	$2,229,053	$2,030,293
MF Properties	3,745,545	(267,803)
Public Housing Capital Fund Trust	363,575	430,182
MBS Securities Investments	-	51,984
Other Investments	950,689	287,044
Partnership net income	$7,288,862	$2,531,700

The following table details certain key financial information for the Partnership’s reportable segments at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Total assets
Mortgage Revenue Bond Investments	$849,050,799	$764,995,675
MF Properties	120,380,712	129,895,112
Public Housing Capital Fund Trust Certificates	56,246,529	57,461,268
Other Investments	44,959,622	34,540,280
Consolidation/eliminations	(47,105,957)	(42,778,661)
Total assets	$1,023,531,705	$944,113,674

24. Subsequent Events

In April 2017, Partnership obtained an increase in the Bankers Trust line of credit commitment from $40 million to $50 million. The Partnership paid a commitment fee of $30,000 related to the increase in the commitment, which will be capitalized as deferred financing cost.

In April 2017, the Partnership’s Land held for development in St. Petersburg, Florida met the criteria as assets held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at March 31, 2017. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure.

Critical Accounting Policies

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Executive Summary

The Partnership was formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the Amended and Restated LP Agreement of the Partnership. We may acquire interests MF Properties in order to position ourselves for future investments in bonds issued to finance these properties and which we expect and believe will generate tax-exempt interest.

At March 31, 2017, the Partnership has four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trust, and (4) Other Investments. In the first quarter of 2016, the Partnership sold its remaining three mortgage-backed securities (“MBS Securities”). The sale of the Partnership’s MBS Securities eliminated the MBS Securities Investment reportable segment. In addition to the reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2017 and 2016:

Recent Investment Activity	#	Amount in 000's	Retired Debt or Note in 000's	Tier 2 income distributable to the General Partner in 000's (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2017
Mortgage revenue bond acquisitions	6	$59,585	N/A	N/A	6
MF Property sold	1	13,750	N/A	1,071	8
Investments in unconsolidated entities	3	9,503	N/A	N/A	9
Property loan redemptions	1	500	N/A	N/A	10
Property loan advances	3	1,705	N/A	N/A	10

For the Three Months Ended March 31, 2016
MBS Securities sold	3	$15,081	$11,945	$-	15
Mortgage revenue bond sold	1	9,479	8,375	-	6, 15
Mortgage revenue bond acquisitions	1	11,500	N/A	N/A	6
Investment in an unconsolidated entity	1	2,443	N/A	N/A	9
Property loan advances, net	2	5,828	N/A	N/A	10

(1) See "Cash Available for Distribution" in this Item 2 below.

Recent Financing and Derivative Activities

The following table presents information regarding the financing and derivative activity of the Partnership for the three months ended March 31, 2017 and 2016:

Recent Financing and Derivative Activity	#	Amount of Change in Debt, Derivative, Preferred Units in 000's	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2017
Net borrowing on unsecured LOCs	2	$(40,000)	No	N/A	13
Net borrowing on secured LOC	1	(20,000)	Yes	N/A	14
New Term A/B Financings with DB	19	106,810	Yes	N/A	15
Refinance of Term A/B Financings with DB	4	(2,245)	Yes	N/A	15
Redeemable Series A preferred unit issuance	2	16,131	N/A	N/A	19

For the Three Months Ended March 31, 2016
Net borrowing on unsecured LOCs	3	$10,488	No	N/A	13
TOB Financing with DB paid in full and collapsed	4	(20,320)	Yes	N/A	15
Redeemable Series A preferred unit issuance	1	10,000	N/A	N/A	19
Interest rate derivative sold	1	(11,000)	N/A	1.0%	17

(1) See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

Mortgage Revenue Bond Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.

The table below compares total revenues, other income, total interest expense and net income for the Mortgage Revenue Bond Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$10,588	$8,779	$1,809	20.6%
Total interest expense	$4,571	$3,784	$787	20.8%
Net income	$2,229	$2,030	$199	9.8%

The increase in total revenues for the three months ended March 31, 2017 as compared to the same period in 2016 is due to the following factors:

•	An increase of approximately $2.1 million in recurring investment income from MRBs purchased during 2016 and 2017;
•	A decrease of approximately $222,000 in recurring investment income due to MRB principal payments received, sales and redemptions during 2016 and 2017; and
•	A decrease of approximately $42,000 in contingent interest income in the first quarter of 2017.

The increase in interest expense for the three months ended March 31, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $1.0 million due to rising interest rates;
•	An increase of approximately $776,000 due to increased borrowings, specifically with Term A/B Trusts; and
•	A decrease of approximately $1.0 million related to fair value adjustments for interest rate derivates.

The increase in net income for the three months ended March 31, 2017 as compared to the same period in 2016 is due to the changes in total revenues and interest expense above and additional general administrative expenses. General and administrative expenses increased approximately $782,000 from additional salaries and restricted unit award expenses and approximately $192,000 of additional administrative fees due to more assets held by the Partnership.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties.

The table below compares total revenues, other income, total interest expense, and net income for the MF Properties segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
MF Properties
Total revenues	$3,792	$5,074	$(1,282)	-25.3%
Other income - Gain on sale of MF Properties	7,169	-	7,169	100.0%
Total interest expense	526	670	(144)	-21.5%
Net income	3,746	(268)	4,014	1497.8%

At March 31, 2017 and 2016, the Partnership and its Consolidated Subsidiaries owned six and eight MF Properties, respectively, which contain a total of 1,710 and 2,217 rental units, respectively.

The decrease in total revenues for the three months ended March 31, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $1.4 million from the sales of the Arboretum and Woodland Park in June and July 2016, respectively, and the sale of Northern View in March 2017;
•	A decrease of approximately $244,000 less revenue from ongoing operation of the MF Properties, primarily related to declining occupancy at the 50/50 MF Property; and
•	An increase of approximately $319,000 from the acquisition of Jade Park in September 2016.

Other income for the three months ended March 31, 2017 consists entirely of the gain on the sale of Northern View in March 2017.

The decrease in interest for the three months ended March 31, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $173,000 due to lower borrowings, specifically for mortgages related to Arboretum and Woodland Park that were paid off at sale in June and July 2016; and
•	An increase of approximately $29,000 due to rising interest rates on variable-rate mortgages.

The increase in net income for the three months ended March 31, 2017 as compared to the same period in 2016 is due primarily to the $7.2 million gain on sale of Northern View in March 2017. The gain on sale was offset by approximately $2.5 million of income tax expense for the three months ended March 31, 2017.

At March 31, 2017, Properties Management, an affiliate of AFCA 2, provided property management services for five of the MF Properties and seven of the properties collateralized by the MRBs.  Management believes this relationship provides greater insight and understanding of the underlying property operations and their ability to meet the Partnership’s debt service requirements.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and has issued property loans due from multifamily projects.

The table below compares total revenues and net income for the Other Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Other Investments
Total revenues	$951	$287	$664	231.4%
Net income	$951	$287	$664	231.4%

The increase in total revenues and net income for the three months ended March 31, 2017 as compared to same period in 2016 are due to the following factors:

•	An increase of approximately $563,000 from returns on investments in unconsolidated entities due to additional equity contributions made during 2016 and 2017; and
•	An increase of approximately $101,000 in interest income from property loans due to additional principal advances during 2016 and 2017.

Public Housing Capital Fund Trust Segment

The PHC Certificates consist of custodial receipts evidencing loans made to several public housing authorities.

The table below compares total revenues and net income for the Public Housing Capital Fund Trust segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
PHC Trusts
Total revenues	$709	$731	$(22)	-3.0%
Total interest expense	$345	$301	$44	14.6%
Net income	$364	$430	$(66)	-15.3%

The slight decrease in total revenues and net income when comparing the three months ended March 31, 2017 to the same period in 2016 was the result of principal reductions of the PHC Certificates during 2016. Interest expense increased slightly due to rising interest rates during 2016 and the first quarter of 2017.

Former MBS Securities Investments Segment

In January 2016, the Partnership sold its three remaining MBS Securities and collapsed the related MBS TOB Trusts and paid all obligations in full using proceeds from the sale. The sale of the Partnership’s remaining MBS Securities eliminated the MBS Securities Investments segment in the first quarter of 2016.

The table below compares total revenues and net income for the MBS Securities Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
MBS Securities
Total revenues	$-	$49	$(49)	-100.0%
Total interest expense	$-	$15	$(15)	-100.0%
Net income	$-	$52	$(52)	-100.0%

There were no operations in the MBS Securities Investments segment during the three months ended March 31, 2017.

Discussion of the Residential Properties Securing our Mortgage Revenue Bond Holdings and MF Properties

The following tables outline certain information regarding the Residential Properties on which the Partnership holds MRBs as investments and the MF Properties.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  At March 31, 2017, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current at March 31, 2017.

					Economic Occupancy (2)
		Number	Physical Occupancy (1) at March 31,		For the 3 Months Ended March 31,
Property Name	State	of Units	2017	2016	2017	2016
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	88	99%	98%	99%	100%
Harden Ranch	CA	100	99%	98%	98%	98%
Montclair Apartments	CA	80	99%	99%	101%	100%
Santa Fe Apartments	CA	89	99%	98%	103%	98%
Seasons at Simi Valley	CA	69	100%	99%	131%	149%
Sycamore Walk	CA	112	99%	100%	100%	102%
Tyler Park Townhomes	CA	88	97%	99%	96%	98%
Westside Village Market	CA	81	100%	99%	101%	100%
Lake Forest Apartments	FL	240	93%	88%	90%	87%
Ashley Square Apartments	IA	144	92%	95%	85%	93%
Brookstone Apartments	IL	168	99%	100%	97%	96%
Copper Gate (6)	IN	128	98%	100%	96%	99%
Renaissance Gateway	LA	208	99%	96%	111%	92%
Live 929 Apartments	MD	575	87%	91%	87%	89%
Woodlynn Village	MN	59	97%	97%	99%	97%
Greens of Pine Glen Apartments	NC	168	98%	96%	87%	89%
Silver Moon	NM	151	93%	88%	84%	81%
Ohio Properties (4)	OH	362	97%	98%	92%	97%
Bridle Ridge Apartments	SC	152	99%	99%	97%	98%
Companion at Thornhill Apartments	SC	178	94%	98%	85%	80%
Cross Creek Apartments	SC	144	99%	94%	97%	92%
Palms at Premier Park	SC	240	94%	94%	86%	81%
Arbors of Hickory Ridge	TN	348	91%	90%	79%	80%
Avistar at Chase Hill	TX	232	86%	88%	74%	77%
Avistar at the Crest	TX	200	95%	97%	78%	86%
Avistar at the Oaks	TX	156	94%	96%	84%	85%
Avistar in 09	TX	133	92%	95%	81%	87%
Avistar on the Boulevard	TX	344	91%	92%	80%	81%
Avistar on the Hills	TX	129	95%	97%	85%	89%
Bella Vista Apartments	TX	144	94%	94%	91%	94%
Bruton Apartments	TX	264	95%	14%	93%	4%
Concord at Gulfgate	TX	288	98%	84%	92%	77%
Concord at Little York	TX	276	99%	77%	90%	66%
Concord at Williamcrest	TX	288	96%	86%	87%	75%
Decatur Angle	TX	302	95%	57%	90%	34%
Heritage Square Apartments	TX	204	90%	96%	83%	79%
Runnymede Apartments	TX	252	100%	99%	97%	98%
South Park Ranch Apartments	TX	192	98%	100%	97%	99%
Vantage at Judson	TX	288	94%	91%	85%	79%
15 West Apartments (5)	WA	120	96%	n/a	96%	n/a
		7,784	95%	89%	90%	82%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)

The Partnership holds approximately $17.7 million of MRBs secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties).  Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5)	Newly stabilized properties. Previous period results are not available.
(6)	The physical and economic occupancy amounts for Copper Gate are based on the latest available financial information, which is as of December 31, 2016.

Overall physical occupancy for the stabilized Residential Properties increased at March 31, 2017 as compared to March 31, 2016. The increase is primarily due to the stabilization of the Concord at Gulfgate, Concord at Little York, Concord at Williamcrest, Bruton Apartments and Decatur Angle properties during the latter half 2016.

Overall economic occupancy increased for the three months ended March 31, 2017 as compared to the same period in 2016. The increase is due primarily to the stabilization of Bruton Apartments and Decatur Angle during the latter half of 2016 when significant progress was made on renovations at each property. Economic occupancy also increased due to the addition of 15 West in the fourth quarter of 2016, which has higher economic occupancy than the average of the portfolio.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  At March 31, 2017, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated non-stabilized properties was current at March 31, 2017.

					Economic Occupancy (2)
		Number	Physical Occupancy (1) at March 31,		For the 3 Months Ended March 31,
Property Name	State	of Units	2017	2016	2017	2016
Non-Consolidated Properties-Non Stabilized (3)
Courtyard Apartments (4)	CA	108	99%	n/a	100%	n/a
Harmony Court Bakersfield (4)	CA	96	96%	n/a	92%	n/a
Harmony Terrace (4)	CA	136	100%	n/a	135%	n/a
Las Palmas (4)	CA	81	100%	n/a	92%	n/a
San Vicente (4)	CA	50	100%	n/a	99%	n/a
Seasons Lakewood (4)	CA	85	99%	n/a	108%	n/a
Seasons San Juan Capistrano (4)	CA	112	96%	n/a	100%	n/a
Summerhill (4)	CA	128	98%	n/a	98%	n/a
The Village at Madera (4)	CA	75	100%	n/a	99%	n/a
Columbia Gardens	SC	188	72%	83%	72%	78%
Willow Run	SC	200	72%	88%	73%	69%
Avistar at Copperfield (4)	TX	192	83%	n/a	70%	n/a
Avistar at the Parkway	TX	236	87%	44%	75%	37%
Avistar at Wilcrest (4)	TX	88	91%	n/a	76%	n/a
Avistar at Wood Hollow (4)	TX	409	86%	n/a	85%	n/a
Crossing at 1415	TX	112	77%	51%	45%	36%
Heights at 515	TX	96	81%	65%	66%	58%
Oaks at Georgetown (4)	TX	192	94%	n/a	82%	n/a
Vantage at Harlingen	TX	288	92%	78%	71%	67%
		2,872	89%	70%	84%	58%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

During the first quarter of 2017, these properties were under construction or renovation.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4)	Previous period occupancy numbers are not available as these are new investments subsequent to the first quarter of 2016.

Physical and economic occupancy increased in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to the addition of non-stabilized Residential Properties with high occupancy subsequent to the first quarter of 2016. These new Residential Properties are scheduled for major rehabilitations and may show a decline in physical and economic occupancy until the rehabilitations are completed. There is no comparable data for the non-stabilized Residential Properties in the first quarter of 2016 since they were either under significant renovations or were new investments.

MF Properties

The MF Properties are owned by the Partnership and the Greens Hold Co. We own two MF Properties directly and the subsidiary holds controlling ownership interest in the remaining MF Properties.  The properties are encumbered by mortgage loans and other secured financing with an aggregate net principal balance of $51.2 million at March 31, 2017.  We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  At March 31, 2017, all the MF Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our mortgages payable and other secured financing was current at March 31, 2017.

					Economic Occupancy (2)
		Number	Physical Occupancy (1) at March 31,		For the 3 Months Ended March 31,
Property Name	State	of Units	2017	2016	2017	2016
MF Properties-Stabilized (3)
Suites on Paseo	CA	394	95%	92%	97%	79%
Jade Park (4)	FL	144	81%	n/a	74%	n/a
Eagle Village	IN	511	79%	86%	83%	90%
The 50/50 MF Property	NE	475	75%	98%	73%	98%
Residences at DeCordova	TX	110	98%	96%	93%	95%
Residences at Weatherford	TX	76	100%	99%	98%	101%
		1,710	84%	93%	85%	90%

((1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

A property is considered stabilized once it reaches 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for all MF Properties that are not student housing residential properties. Suites on Paseo, Eagle Village and the 50/50 MF Property are student housing residential properties.

(4)	Previous period occupancy numbers are not available as the property was acquired in September 2016.

Physical and economic occupancy decreased in the first quarter of 2017 as compared to the first quarter of 2016 due to declining occupancy at the 50/50 MF Property and the addition of Jade Park with a physical occupancy that is lower than the average of other MF Properties. The Partnership is implementing marketing and pricing changes at the 50/50 MF Property to increase physical occupancy for the fall 2017 semester. Jade Park is currently undergoing an in-place rehabilitation, which has resulted in lower physical and economic occupancy. Occupancy at Jade Park is expected to increase as renovations are completed in the coming quarter.

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues and total expenses, and net income for the three months ended March 31, 2017 and 2016 and should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Discussion of the Total Revenues and Other Income for the Three Months Ended March 31, 2017 and 2016

The table below compares revenue and other income for the Partnership for the periods presented:

Change in Total Revenues and Other Income (in 000’s)

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues and Other Income:
Property revenues	$3,730	$5,075	$(1,345)	-26.5%
Investment income	11,470	9,157	2,313	25.3%
Contingent interest income	133	174	(41)	-23.6%
Other interest income	645	514	131	25.5%
Other income	62	-	62	100.0%
Gain on sale of MF Property	7,169	-	7,169	100.0%
Gain on sale of securities	-	8	(8)	N/A
Total Revenues and Other Income	$23,209	$14,928	$8,281	55.5%

Property revenues.  The decrease in property revenues for the three months ended March 31, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $1.4 million from the sales of the Arboretum and Woodland Park in June and July 2016, respectively, and the sale of Northern View in March 2017;
•	A decrease of approximately $244,000 less revenue from ongoing operations of the MF Properties, primarily related to declining occupancy at the 50/50 MF Property; and
•	An increase of approximately $319,000 from the acquisition of Jade Park in September 2016.

The MF Properties owned by the Partnership at March 31, 2017 averaged monthly net rental revenue of approximately $431 per unit in the first quarter of 2017 as compared with $409 per unit in the first quarter of 2016.

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates, MBS Securities (for 2016 only) and other equity investments.  The increase in investment income for the three months ended March 31, 2017 as compared to the same period in 2016 is due to the following factors:

•	An increase of approximately $2.1 million in recurring investment income from MRBs purchased during 2016 and 2017;
•	An increase of approximately $563,000 from returns on investments in unconsolidated entities due to additional equity contributions made during 2016 and 2017; and
•	A decrease of approximately $222,000 in recurring investment income due to MRB principal payments received, sales and redemptions during 2016 and 2017.

Contingent interest income. For the three months ended March 31, 2017, contingent interest income was received from available excess cash at Lake Forest. For the three months ended March 31, 2016, contingent interest income was received from available excess cash at Ashley Square.

Other interest income. Other interest income is comprised primarily of interest income on property loans. The increase in other interest income for the three months ended March 31, 2017 as compared to the same period in 2016 was due to the following factors:

•	An increase of approximately $101,000 in interest income from property loans of Vantage at Brooks and Vantage at New Braunfels due to additional advances in 2016 and 2017;
•	An increase of approximately $40,000 in interest income from the property loan to the Winston Group, Inc.; and
•	A decrease of approximately $32,000 in interest income due to settlement of the Foundation for Affordable Housing property loan in December 2016.

Gain on sale of MF Properties.  The gain reported for the three months ended March 31, 2017, is from the sale of Northern View in March 2017.

Discussion of the Total Expenses for the Three Months Ended March 31, 2017 and 2016

The table below compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$2,484	$2,637	$(153)	-5.8%
Depreciation and amortization	1,593	2,125	(532)	-25.0%
Amortization of deferred financing costs	740	532	208	39.1%
Interest	5,442	4,770	672	14.1%
General and administrative	3,131	2,332	799	34.3%
Total Expenses	$13,390	$12,396	$994	8.0%

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the three months ended March 31, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $622,000 related to the sales of the Arboretum and Woodland Park during 2016; and
•	An increase of approximately $270,000 related to the acquisition of Jade Park in September 2016.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the three months ended March 31, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $391,000 in depreciation related to the sales of the Arboretum and Woodland Park during 2016 and Northern View in 2017;
•	A decrease of approximately $460,000 in amortization at the Suites on Paseo due to the full amortization of acquired in-place leases during 2016; and
•	An increase of approximately $333,000 in depreciation related to the acquisition of Jade Park in September 2016.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The increase in amortization of deferred financing costs for the three months ended March 31, 2017 as compared to the same period in 2016 is due primarily to $203,000 additional expense related to the $20 million secured line of credit arrangement initiated in December 2016 and matured in March 2017.

Interest expense. The increase in interest expense for the three months ended March 31, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $1.0 million due to rising interest rates;
•	An increase of approximately $654,000 due to increased borrowings, specifically with Term A/B Trusts; and
•	A decrease of approximately $1.0 million related to fair value adjustments for interest rate derivatives.

General and administrative expenses.  The increase in general and administrative expenses for the three months ended March 31, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $611,000 in salaries and benefits expense related primarily to bonuses on significant transactions during the first quarter of 2017;
•	An increase of approximately $171,000 due to restricted unit awards first issued in September 2016;

•	An increase of approximately $199,000 for administrative fees due to more assets owned by the Partnership; and
•	A decrease of approximately $110,000 in professional fees.

Discussion of the Income Tax Expense for the Three Months Ended March 31, 2017 and 2016

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in the MF Properties, except for Suites on Paseo and Jade Park. The gain on sale of Northern View and normal operating income of the owned MF Properties are subject to federal and state income taxes and the Partnership recorded income tax expense of approximately $2.5 million for the three months ended March 31, 2017.

Cash Available for Distribution (“CAD”)

The Partnership utilizes a calculation of CAD as a metric to help determine the Partnership’s ability to make distributions to Unitholders.  The Partnership believes that CAD provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income and adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond issuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds and property loans, and Restricted Units compensation expense, to the Partnership’s net income (loss) as computed in accordance with GAAP, and deducts Tier 2 income (see Note 3 to the Partnership’s condensed consolidated financial statements) attributable to the Partnership as defined in the Amended and Restated LP Agreement.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

The table below shows the calculation of CAD (and a reconciliation of the Partnership’s GAAP net income to CAD) for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Partnership net income	$7,288,862	$2,531,700
Change in fair value of derivatives and interest rate derivative amortization	121,349	1,110,407
Depreciation and amortization expense	1,592,826	2,124,898
Amortization of deferred financing costs	740,238	532,187
Restricted units compensation expense	170,840	-
Deferred income taxes	(164,000)	-
Redeemable Series A preferred unit distribution and accretion	(324,642)	(1,684)
Tier 2 Income distributable to the General Partner (1)	(1,104,401)	(43,599)
Bond purchase premium (discount) amortization (accretion), net of cash received	(23,507)	34,696
Total CAD	$8,297,565	$6,288,605

Weighted average number of units outstanding, basic	60,037,687	60,252,928
Net income per unit, basic	$0.10	$0.04
Total CAD per unit, basic	$0.14	$0.10
Distributions per unit	$0.125	$0.125

(1)

As described in Note 3 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and Unitholders as a class and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.  For the three months ended March 3, 2017, the Partnership reported approximately $4.3 million of Tier 2 income from the gain on the sale of Northern View and approximately $133,000 from contingent interest received from Lake Forest. For the three months ended March 31, 2016, the Partnership reported approximately $174,000 from contingent interest received from Lake Forest.

There was no non-recurring CAD per unit earned by the Partnership for the three months ended March 31, 2017 and 2016. Distributions to the Unitholders are determined by the Partnership’s General Partner and may increase or decrease at its discretion.

Liquidity and Capital Resources

The Partnership’s principal source of cash flow includes:

•	Interest income earned on MRBs;
•	Interest income earned on the PHC Certificates;
•	Excess cash flow generated by the MF Properties;
•	Excess proceeds from the sale of assets; and
•	Cash flow, net of expenses, from general Partnership operations.

Other sources of cash flow may include:

•	Interest payments received from property loans; and
•	Contingent interest received from investments in MRBs or property loans.

Interest income is primarily comprised of fixed rate base interest payments received on our MRBs and PHC Certificates which provides consistent cash receipts throughout the year.  Certain of the MRBs may also generate payments of contingent interest to us from time to time when the underlying Residential Properties generate excess net cash flow.   For additional details, see the Partnership’s condensed consolidated statement of cash flows.

Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from ownership of these properties.  The economic performance of the MF Properties depends on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an apartment property.  For discussion related to economic risk see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Other sources of cash available to the Partnership include:

•	Unsecured lines of credit;
•	Debt financing;
•	Mortgages payable and other secured financings;
•	Sale of Series A Preferred Units; and
•	Sale of additional BUCs.

At March 31, 2017, the Partnership had borrowed the following amounts:

•	Debt financing, net - $598.1 million; and
•	Mortgages payable and other secured financing, net - $51.2 million.

In addition, as of March 31, 2017, the Partnership had issued 5.7 million Series A Preferred units at a subscription price of $10.00 per unit.  We issued approximately 1.6 million Series A Preferred Units during the three months ended March 31, 2017 for gross proceeds of approximately $16.1 million. We did not issue any BUCs during 2017 or 2016.

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

(i)	Payment of general, administrative, and operating expenses

The MF Properties’ primary uses of cash were for operating expenses.  We also used cash for general and administrative expenses. For additional details, see the Partnership’s condensed consolidated statement of cash flows in this Form 10-Q.

(ii)	Payment of interest and principal on unsecured and secured lines of credit

We maintain two unsecured lines of credit: an operating and a revolving line of credit. Our operating line of credit allows for the advance of up to $7.5 million to be used for general operations. We are required to make prepayments of the principal to reduce outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the three months ended March 31, 2017. In addition, we have fulfilled this requirement for the second quarter of 2017. Our $50 million revolving line of credit may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on the line of credit are due on the 270th day following the advance date, but may be extended by making certain payments for up to an additional 270 days. Our $20 million secured term line of credit was used to finance the purchase of MRBs and matured in March 2017. The secured line of credit was closed and is not available for use by the Partnership at March 31, 2017.

(iii)	Payment of interest and principal on debt and mortgages payable and other secured financing

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs and other investments. The financing arrangements generally involve the securitization of MRBs and other investments into trusts whereby we retain beneficial interests in the trusts that provide certain rights to the underlying investment assets. The remaining beneficial interests are sold to unaffiliated parties with the proceeds being received by the Partnership. The beneficial interests held by unaffiliated parties require periodic interest payments, which may be fixed or variable depending on the terms of the arrangement, and scheduled principal payments.

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

Distributions to the BUC holders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by us from our portfolio of MRBs and other investments, the amount of our outstanding debt and the effective interest rates paid by us on this debt, the level of operating and other cash expenses incurred by us, and the number of units outstanding. During the three months ended March 31, 2017, we generated cash available for distribution of $0.14 per unit. For further discussion, see the “Cash Available for Distribution” in this section.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall 70% leverage constraint, as previously established by the Partnership’s Board of Managers (the “Board”).  The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We defined our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, initial finance costs and the MF Properties at cost. At March 31, 2017, our overall leverage ratio was approximately 66%.

Cash Flows

During the three months ended March 31, 2017, we generated $2.0 million of cash, which was the net result of $4.9 million provided by operating activities, $51.6 million used in investing activities, and $48.7 million provided by financing activities.

Cash provided by operating activities were steady at $4.9 million for the three months ended March 31, 2017 and 2016.

Cash used in investing activities totaled $51.6 million for the three months ended March 31, 2017, as compared to cash provided by investing activities of $6.1 million for the three months ended March 31, 2016. The decrease is due primarily to an increase of $48.1 million of cash used for MRB acquisitions. In addition, the sale of MRBs in the first quarter of 2016 resulted in cash of $9.3 million and such sale did not reoccur in the first quarter of 2017.

Cash provided by financing activities totaled $48.7 million for the three months ended March 31, 2017, as compared to cash used in financing activities of $10.2 million for the three months ended March 31, 2016. The increase is due to an increase of net proceeds from Debt Financing of $125.1 million, which was offset by a decrease of net proceeds from unsecured and secured lines of credit of $70.5 million.   In addition, the Partnership received $6.1 million of additional proceeds from the issuance of Series A Preferred Units for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Contractual Obligations

As discussed herein and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016, the debt and mortgage obligations of the Partnership consist of scheduled principal payments on the TOB Trust and Term A/B Trust financing facilities with DB, the TEBS credit facilities with Freddie Mac, and payments on the MF Property mortgages payable and other secured financing.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the three months ended March 31, 2017 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, please see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Partnership’s 2016 Annual Report on Form 10-K.

Mortgage Revenue Bonds and PHC Certificate Sensitivity Analysis

We value our MRBs using discounted cash flow and yield to maturity analyses which encompasses judgment in its application.  The key assumption in our yield to maturity analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield on similar MRBs as well as the debt service coverage ratio of each underlying property serving as collateral for the MRB.

We value the PHC Certificates based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the trusts’ certificates. The valuation methodology of our third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. The fair value estimate by the third-party pricing service encompasses the use of judgement in its application.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  If available, we may also consider price quotes on similar MRBs or other information from external sources, such as pricing services.  Pricing services, broker quotes and our analyses provide indicative pricing only. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates at March 31, 2017:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$758,906	4.8%	- 12.0%	5.2%	- 13.1%	$42,983
PHC Certificates	55,852	5.0%	- 5.9%	5.5%	- 6.4%	1,896

Geographic Risk

The properties securing the MRBs are geographically dispersed throughout the United States with significant concentrations (geographic risk) in Texas, California, and South Carolina.  At March 31, 2017 and December 31, 2016, the geographic concentration in Texas as a percentage of the total MRB principal outstanding was approximately 50% and 45%, respectively.  At March 31, 2017 and December 31, 2016, the geographic concentration in California as a percentage of the total MRB principal outstanding was approximately 18% and 20%, respectively.   At March 31, 2017 and December 31, 2016, the geographic concentration in South Carolina as a percentage of the total MRB principal outstanding was approximately 11% and 12%, respectively.  After review of the properties’ economic performance in Texas, California and South Carolina as compared to general market conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At March 31, 2017, the total costs of borrowing by investment type were as follows:

•	range between approximately 3.3% and 4.1% for the unsecured LOCs;
•	range between approximately 2.4% and 2.8% for the M24, M31, and M33 TEBS facilities;
•	range between approximately 3.1% and 4.4% for the TOB Trusts securitized by MRBs;
•	range between approximately 3.6% and 4.6% for the Term A/B Trusts securitized by MRBs;
•	range between approximately 3.1% and 3.2% for the PHC Trust Certificates TOB Trusts; and
•	range between approximately 3.8% and 4.8% for the MF Property mortgages and other secured financing.

The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at March 31, 2017:

Purchase Date	Initial Notional Amount	Maturity Date	Effective Capped Rate	Index	Purchase Price	Variable Debt Financing Facility Hedged	Maximum Potential Cost of Borrowing	Counterparty	Fair Value - Asset (Liability) (1)
Sept 2010	$31,936,667	Sept 2017	3.0%	SIFMA	$921,000	M24 TEBS	5.0%	Bank of New York Mellon	$-
Sept 2010	31,936,667	Sept 2017	3.0%	SIFMA	845,600	M24 TEBS	5.0%	Barclays Bank PLC	-
Sept 2010	31,936,667	Sept 2017	3.0%	SIFMA	928,000	M24 TEBS	5.0%	Royal Bank of Canada	-
Aug 2013	93,305,000	Sept 2017	1.5%	SIFMA	793,000	M24 TEBS	3.5%	Deutsche Bank	29
July 2014	31,565,000	Aug 2019	3.0%	SIFMA	315,200	M31 TEBS	4.4%	Barclays Bank PLC	8,622
July 2014	31,565,000	Aug 2019	3.0%	SIFMA	343,000	M31 TEBS	4.4%	Royal Bank of Canada	8,622
July 2014	31,565,000	Aug 2019	3.0%	SIFMA	333,200	M31 TEBS	4.4%	SMBC Capital Markets, Inc	8,622
July 2015	28,095,000	Aug 2020	3.0%	SIFMA	210,000	M33 TEBS	4.3%	Wells Fargo Bank	41,945
July 2015	28,095,000	Aug 2020	3.0%	SIFMA	187,688	M33 TEBS	4.3%	Royal Bank of Canada	41,945
July 2015	28,095,000	Aug 2020	3.0%	SIFMA	174,900	M33 TEBS	4.3%	SMBC Capital Markets, Inc	41,945
									$151,730

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

The Partnership has contracted for two interest rate swaps with DB related to the Decatur Angle and Bruton Term A/B Financings securitized by MRBs for Decatur Angle and Bruton Apartments. The following table summarizes the terms of the interest rate swaps at March 31, 2017 and December 31, 2016:

Purchase Date	Initial Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	March 31, 2017 - Fair Value of Liability	December 31, 2016 - Fair Value of Liability
Sept 2014	$23,000,000	Oct 2016	Oct 2021	1.96%	0.68%	70% 30-day LIBOR	Deutsche Bank	$(637,090)	$(738,574)
Sept 2014	$18,126,731	April 2017	April 2022	2.06%	N/A	70% 30-day LIBOR	Deutsche Bank	(591,668)	(600,709)
								$(1,228,758)	$(1,339,283)

Interest Rates Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$5,432	$(10,911)	$(22,612)	$(36,573)	$(60,366)
TEBS Debt Financings	301,160	(602,615)	(1,124,345)	(1,588,447)	(2,137,967)
Other Investment Financings	15,022	(30,030)	(60,041)	(90,033)	(120,008)
Total	$321,614	$(643,556)	$(1,206,998)	$(1,715,053)	$(2,318,341)

The interest rate sensitivity table (“Table”) represents the change in interest income from investments net of interest on debt and interest rate derivative expenses, and CAD, over the next twelve months assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve.  Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions.

No assurance can be made that the assumptions included in the Table presented herein will occur or that other events would not occur that would affect the outcomes of the analysis.  Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates.

As the above information incorporates only those material positions or exposures that existed as of March 31, 2017, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s 2016 Annual Report on Form 10‑K, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 8, 2017, the Partnership announced that the Board of Managers of Burlington, which is the general partner of the Partnership’s General Partner, authorized a unit repurchase program for up to 254,656 of the Partnership’s outstanding BUCs.  Under the terms of the repurchase program, BUCs may be repurchased from time to time at the Partnership’s discretion on the open market, through block trades, or otherwise, subject to market conditions, applicable legal requirements, and other considerations.  The program does not have a stated expiration date and will continue until all the BUCs authorized under the program have been repurchased, or the program is otherwise modified or terminated by the Board in its sole discretion.  For the quarter ended March 31, 2017, the Partnership repurchased 144,748 BUCs under the program for approximately $823,000.

Information on the BUCs repurchased during the three months ended March 31, 2017 under the program is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
January 1 - January 31, 2017	-	$-	-	-
February 1 - February 28, 2017	-	-	-	-
March 1 - March 31, 2017	144,748	5.69	144,748	109,908
	144,748	$5.69	144,748

Item 6. Exhibits.

The following exhibits are filed as required by Item 15(a)(3) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1	Series A Preferred Units Subscription Agreement dated March 3, 2017.

10.2	Series A Preferred Units Subscription Agreement dated March 31, 2017.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2017and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: May 5, 2017	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: May 5, 2017	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer