Form 10-Q
period 2017-06-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2017-08-07
CIK 1059142

Fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

These forward-looking statements are subject, but not limited, to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	changes in interest rates;
•	our ability to use borrowings to finance our assets;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s Capital Fund Program (“HUD”);
•	geographic and developer concentration within the MRB portfolio held by the Partnership;
•	appropriations risk related to funding of Federal housing programs, including HUD Section 8; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

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

All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. (“ATAX”) and its wholly-owned subsidiaries. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Partnership’s report for additional details.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	Unaudited
Assets
Cash and cash equivalents	$15,371,898	$20,748,521
Restricted cash	6,641,289	6,757,699
Interest receivable, net	6,397,508	6,983,203
Mortgage revenue bonds held in trust, at fair value (Note 6)	741,181,807	590,194,179
Mortgage revenue bonds, at fair value (Note 6)	26,947,851	90,016,872
Public housing capital fund trusts, at fair value (Note 7)	55,791,371	57,158,068
Real estate assets: (Note 8)
Land and improvements	10,729,217	17,354,587
Buildings and improvements	105,178,529	113,089,041
Real estate assets before accumulated depreciation	115,907,746	130,443,628
Accumulated depreciation	(16,367,265)	(16,217,028)
Net real estate assets	99,540,481	114,226,600
Investment in unconsolidated entities (Note 9)	31,950,493	19,470,006
Property loans, net of loan loss allowance (Note 10)	31,603,970	29,763,334
Other assets (Note 12)	9,400,100	8,795,192
Total Assets	$1,024,826,768	$944,113,674

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,197,103	$7,255,327
Distribution payable	7,623,425	8,017,950
Unsecured lines of credit (Note 13)	-	40,000,000
Secured line of credit, net (Note 14)	-	19,816,667
Debt financing, net (Note 15)	597,465,241	495,383,033
Mortgages payable and other secured financing, net (Note 16)	50,778,452	51,379,512
Derivative swaps, at fair value (Note 17)	1,283,437	1,339,283
Total Liabilities	664,347,658	623,191,772

Commitments and Contingencies (Note 18)

Redeemable Series A preferred units, approximately $57.0 and $40.9 million redemption value, 10.0 million authorized, 5.7 million and 4.1 million issued and outstanding, respectively (Note 19)	56,894,600	40,788,034

Partnersʼ Capital
General Partner (Note 1)	351,751	102,536
Beneficial Unit Certificate holders	303,232,759	280,026,669
Total Partnersʼ Capital	303,584,510	280,129,205
Noncontrolling interest	-	4,663
Total Capital	303,584,510	280,133,868
Total Liabilities and Partnersʼ Capital	$1,024,826,768	$944,113,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Property revenues	$3,306,722	$4,994,868	$7,036,500	$10,068,972
Investment income	12,174,215	9,009,907	23,644,401	18,167,141
Contingent interest income	86,567	45,000	219,217	219,396
Other interest income	666,796	883,346	1,311,933	1,397,471
Other income	-	-	62,637	-
Total revenues	16,234,300	14,933,121	32,274,688	29,852,980
Expenses:
Real estate operating (exclusive of items shown below)	1,621,084	2,369,455	4,105,300	5,006,132
Impairment charge	-	61,506	-	61,506
Depreciation and amortization	1,270,379	1,806,732	2,863,205	3,931,630
Amortization of deferred financing costs	562,585	392,493	1,302,823	924,680
Interest expense	5,841,327	4,322,054	11,283,580	9,092,189
General and administrative	2,876,450	2,764,981	6,007,330	5,097,352
Total expenses	12,171,825	11,717,221	25,562,238	24,113,489
Other Income:
Gain (loss) on sale of real estate assets	(16,075)	12,442,929	7,152,512	12,442,929
Gain on sale of securities	-	-	-	8,097
Income before income taxes	4,046,400	15,658,829	13,864,962	18,190,517
Income tax expense (benefit)	(63,000)	4,653,000	2,395,047	4,653,000
Net income	4,109,400	11,005,829	11,469,915	13,537,517
Net income (loss) attributable to noncontrolling interest	-	(101)	71,653	(113)
Partnership net income	4,109,400	11,005,930	11,398,262	13,537,630
Redeemable Series A preferred unit distributions and accretion	(432,550)	(124,982)	(757,192)	(126,666)
Net income available to Partners	$3,676,850	$10,880,948	$10,641,070	$13,410,964

Net income (loss) available to Partners and noncontrolling interest allocated to:
General Partner	$35,139	$2,121,913	$1,182,211	$2,189,068
Limited Partners - Unitholders	3,594,529	8,759,035	9,389,231	11,221,896
Limited Partners - Restricted Unitholders	47,182	-	69,628	-
Noncontrolling interest	-	(101)	71,653	(113)
	$3,676,850	$10,880,847	$10,712,723	$13,410,851
Unitholdersʼ interest in net income per unit (basic and diluted):
Net income per unit, basic and diluted	$0.06	$0.15	$0.16	$0.19
Distributions declared, per unit	$0.125	$0.125	$0.25	$0.25
Weighted average number of units outstanding, basic	59,862,969	60,252,928	59,950,328	60,252,928
Weighted average number of units outstanding, diluted	59,862,969	60,252,928	59,950,328	60,252,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,109,400	$11,005,829	$11,469,915	$13,537,517
Reversal of net unrealized gain on sale of securities	-	-	-	(236,439)
Unrealized gain on securities	10,226,688	59,834,329	29,207,054	72,171,756
Unrealized gain on bond purchase commitments	544,779	9,996,646	765,723	11,584,459
Comprehensive income	14,880,867	80,836,804	41,442,692	97,057,293
Comprehensive income (loss) allocated to noncontrolling interest	-	(101)	71,653	(113)
Partnership comprehensive income	$14,880,867	$80,836,905	$41,371,039	$97,057,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

(UNAUDITED)

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$102,536	60,224,538	$280,026,669	$4,663	$280,133,868	$38,895,484
Distribution to noncontrolling interest	-		-	(76,316)	(76,316)
Distributions paid or accrued
Regular distribution	(118,196)		(11,701,357)	-	(11,819,553)	-
Distribution of Tier 2 earnings (Note 3)	(1,120,625)		(3,361,875)	-	(4,482,500)	-
Net income (loss) allocable to Partners	1,182,211		9,458,859	71,653	10,712,723	-
Repurchase of Beneficial Unit Certificates	-	(254,656)	(1,466,222)	-	(1,466,222)	-
Restricted units awarded	-	283,046	-	-	-	-
Restricted units compensation expense	6,097	-	603,636	-	609,733	-
Unrealized gain on securities	292,071	-	28,914,983	-	29,207,054	29,207,054
Unrealized gain on bond purchase commitment	7,657	-	758,066	-	765,723	765,723
Balance at June 30, 2017	$351,751	60,252,928	$303,232,759	$-	$303,584,510	$68,868,261

	General Partner	# of Units	Beneficial Unit Certificate Holders	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$399,077	60,252,928	$312,720,264	$5,486	$313,124,827	$60,963,687
Reversal of net unrealized gain sale of securities	(2,364)		(234,075)	-	(236,439)	(236,439)
Distributions paid or accrued	(2,227,869)		(15,063,232)	-	(17,291,101)	-
Net income (loss) allocable to Partners	2,189,068		11,221,896	(113)	13,410,851	-
Unrealized gain on securities	721,718		71,450,038	-	72,171,756	72,171,756
Unrealized gain on bond purchase commitment	115,845		11,468,614	-	11,584,459	11,584,459
Balance at June 30, 2016	$1,195,475	60,252,928	$391,563,505	$5,373	$392,764,353	$144,483,463

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$11,469,915	$13,537,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,863,205	3,931,630
Gain on sale of real estate assets	(7,152,512)	(12,442,929)
Gain on sale of securities	-	(8,097)
Non-cash loss on derivatives	302,769	1,641,796
Restricted unit compensation expense	609,733	-
Bond premium/discount amortization	(74,873)	(73,805)
Amortization of deferred financing costs	1,302,823	924,680
Deferred income tax expense	(365,000)	4,653,000
Change in preferred return receivable from unconsolidated entities	(1,343,013)	(90,876)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	585,695	(560,889)
(Increase) decrease in other assets	(40,101)	133,327
Decrease in accounts payable and accrued expenses	50,585	(377,158)
Net cash provided by operating activities	8,209,226	11,268,196
Cash flows from investing activities:
Capital expenditures	(175,193)	(362,841)
Proceeds from sale of MF Properties	13,750,000	30,200,000
Proceeds from sale of land held for development	3,000,000	-
Proceeds from sale of mortgage revenue bond	-	9,295,000
Proceeds from the sale of MBS Securities	-	14,997,069
Acquisition of mortgage revenue bonds	(59,585,000)	(11,500,000)
Contributions to unconsolidated entities	(8,017,189)	(3,372,339)
Restricted cash - debt collateral paid	(551,104)	(1,674,484)
Restricted cash - debt collateral released	623,383	935,022
Decrease in restricted cash	44,131	126,669
Principal payments received on mortgage revenue bonds	2,003,281	7,346,473
Principal payments received on taxable bonds	27,864	-
Principal payments received on PHCs	437,000	-
Cash paid for land held for development and deposits on potential purchases	(95,932)	-
Advances on property loans	(2,340,636)	(5,836,758)
Principal payments received on property loans	500,000	8,516
Net cash provided by (used in) investing activities	(50,379,395)	40,162,327
Cash flows from financing activities:
Distributions paid	(17,288,919)	(16,368,703)
Proceeds from the sale of redeemable Series A Preferred Units	16,131,000	23,869,000
Payment of offering costs related to the sale of redeemable Series A Preferred Units	(668)	(44,427)
Acquisition of interest rate derivatives	(496,800)	-
Repurchase of beneficial unit certificates	(1,466,222)	-
Payment of tax withholding related to restricted unit awards	(153,306)	-
Distribution to noncontrolling interest	(76,316)	-
Proceeds from debt financing	135,100,000	-
Principal payments on debt financing	(32,751,484)	(22,190,196)
Principal payments on mortgages payable	(658,271)	(17,295,585)
Principal borrowing on unsecured lines of credit	24,460,000	19,987,639
Principal payments on unsecured and secured lines of credit	(84,460,000)	(13,487,639)
Increase (decrease) in security deposit liability related to restricted cash	(92,951)	126,970
Debt financing and other deferred costs	(1,452,517)	(49,826)
Net cash provided by (used in) financing activities	36,793,546	(25,452,767)
Net increase (decrease) in cash and cash equivalents	(5,376,623)	25,977,756
Cash and cash equivalents at beginning of period	20,748,521	17,035,782
Cash and cash equivalents at end of period	$15,371,898	$43,013,538

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,670,383	$7,519,155
Cash paid during the period for income taxes	$3,007,000	$-
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for beneficial unit certificates and general partner	$7,623,425	$9,684,865
Distributions declared but not paid for Series A Preferred Units	$427,500	$123,542
Land contributed as investment in an unconsolidated entity	$3,091,023	$-
Capital expenditures financed through accounts payable	$54,320	$16,646

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. All intercompany transactions are eliminated.  At June 30, 2017, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

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
•

Four MF Properties are owned by a wholly-owned corporation (“the Greens Hold Co”). The Greens Hold Co held a 99% limited partnership interest in the northern View MF Property until its sale in March 2017.

•	One MF Property is owned by a wholly-owned subsidiary of the Partnership and one MF Property is owned directly by the Partnership.

Investment in unconsolidated entities

The Partnership makes initial investments in and is committed to invest, through ATAX Vantage Holdings, LLC, in certain limited liability companies (“Vantage Properties”). ATAX Vantage Holdings, LLC holds a limited membership interest in the Vantage Properties. The investments will be used to construct multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and accounts for its limited partnership interests using the equity method of accounting.  The Partnership earns a return on its investment that is guaranteed by an unrelated third party.  The term of third-party guarantee is from initial investment date through the second anniversary of construction completion. Due to the third-party guarantee provided, cash flows are expected to be sufficient to pay the Partnership its earned return. As a result, the Partnership records the return on the investment earned by the Partnership as investment income in the Partnership’s condensed consolidated statements of operations.

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

Deferred income tax expense, or benefit, is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes such as depreciation, amortization of financing costs, etc.) and the utilization of tax net operating losses (“NOL”) generated in prior years that had been previously recognized as deferred income tax assets. The Partnership fully utilized its NOL carryforwards during 2016. The Partnership provides for a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred tax expense.

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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The Partnership will account for modifications to RUAs as they occur if the fair value of the RUAs change, there are changes to vesting conditions or the awards no longer qualify for equity classification.

Estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. These condensed consolidated financial statements and notes have been prepared consistently with the 2016 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position at June 30, 2017, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all the footnote disclosures from the annual financial statements.

Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08. The ASU requires that premiums on purchased callable debt securities be amortized as a yield adjustment to the earliest call date. Previously, premiums were required to be amortized as a yield adjustment to maturity. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Partnership is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In February 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-05. The ASU eliminates guidance specific to real estate sales in Accounting Standards Codification 360-20. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Partnership is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows; Restricted Cash.” The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2017 and is applied retrospectively. The Partnership is currently assessing the impact this standard will have on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The ASU requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU offers specific accounting guidance for embedded lease arrangements, lease terms and incentives, sale-leaseback agreements, and related disclosures. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Partnership has performed a preliminary assessment of its lessor and lessee leasing arrangements. Lessor arrangements with tenants at the MF Properties are not expected to be materially impacted by adoption of the standard as substantially all leases are for terms of 12 months or less. The Partnership has four lessee arrangements for which it is assessing the quantitative and qualitative impact of the standard. The Partnership has not elected early adoption of the standard as of June 30, 2017 and is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10).” The ASU simplifies and clarifies the recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2017. The Partnership continues to assess the impact of the adoption of this standard but preliminarily does not believe adoption will have a material impact on the Partnership’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016, the FASB issued ASU Nos. 2016-10, 2016-12 and 2016-20 that provide additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements. The Partnership expects to use the modified retrospective transition method and will adopt the standard effective January 1, 2018. The Partnership has completed an initial assessment of its revenue streams and performance obligations and is currently evaluating the quantitative and qualitative impacts of the new standard on the business. The Partnership has determined that revenues within investment income, contingent interest income, other interest income are not within the scope of this standard. Furthermore, the majority of property revenues are within the scope of the Lease ASU and outside the scope of the Revenue ASU. The Partnership believes the new standard will only impact property revenues related to non-lease revenue streams and certain provisions that apply to gains on sale of real estate assets. The revenue streams within the scope of this standard are immaterial to the condensed consolidated financial statements.

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

The Partnership held variable interests in 21 and 20 non-consolidated VIEs at June 30, 2017 and December 31, 2016, respectively. The following table summarizes information regarding the Partnership’s variable interests in these entities at June 30, 2017 and December 31, 2016:

	Maximum Exposure to Loss
	June 30, 2017	December 31, 2016
Mortgage revenue bonds	$137,835,000	$137,921,000
Property loans	17,369,365	16,476,073
Investment in unconsolidated entities	31,950,493	19,470,006
	$187,154,858	$173,867,079

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns at June 30, 2017 and December 31, 2016. The difference between a MRB’s carrying value on the condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans at June 30, 2017 and December 31, 2016 is equal to the unpaid principal balance plus accrued interest. The difference between a property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been previously recorded against the property loans.

6. Investments in Mortgage Revenue Bonds (“MRBs”)

MRBs owned by the Partnership have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The Partnership had the following investments in MRBs at June 30, 2017 and December 31, 2016:

	June 30, 2017
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$978,912	$-	$17,436,912
Glenview Apartments - Series A (4)	CA	4,648,920	645,678	-	5,294,598
Harmony Court Bakersfield - Series A & B (2)	CA	5,727,000	318,500	-	6,045,500
Harmony Terrace - Series A & B (2)	CA	14,300,000	707,166	-	15,007,166
Harden Ranch - Series A (3)	CA	6,879,738	1,105,983	-	7,985,721
Las Palmas II - Series A & B (2)	CA	3,465,000	152,592	-	3,617,592
Montclair Apartments - Series A (4)	CA	2,518,580	405,143	-	2,923,723
San Vicente - Series A & B (2)	CA	5,320,000	224,555	-	5,544,555
Santa Fe Apartments - Series A (4)	CA	3,051,165	531,797	-	3,582,962
Seasons at Simi Valley - Series A (2)	CA	4,376,000	783,712	-	5,159,712
Seasons Lakewood - Series A & B (2)	CA	12,610,000	705,110	-	13,315,110
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	930,884	-	19,879,884
Summerhill - Series A & B (2)	CA	9,795,000	586,729	-	10,381,729
Sycamore Walk - Series A (2)	CA	3,632,000	417,047	-	4,049,047
The Village at Madera - Series A & B (2)	CA	4,804,000	247,275	-	5,051,275
Tyler Park Townhomes - Series A (3)	CA	5,995,219	766,254	-	6,761,473
Westside Village Market - Series A (3)	CA	3,917,864	610,615	-	4,528,479
Lake Forest (1)	FL	8,573,000	1,526,928	-	10,099,928
Ashley Square (1)	IA	5,009,000	27,602	-	5,036,602
Brookstone (1)	IL	7,457,419	1,876,708	-	9,334,127
Copper Gate Apartments (3)	IN	5,145,000	852,946	-	5,997,946
Renaissance - Series A (4)	LA	11,294,718	1,657,054	-	12,951,772
Live 929 Apartments (2)	MD	40,620,378	4,399,339	-	45,019,717
Woodlynn Village (1)	MN	4,289,000	45,956	-	4,334,956
Greens Property - Series A (3)	NC	8,168,000	1,284,012	-	9,452,012
Silver Moon - Series A (4)	NM	7,906,826	868,554	-	8,775,380
Ohio Properties - Series A (1)	OH	14,166,998	1,088,481	-	15,255,479
Bridle Ridge (1)	SC	7,500,000	117,210	-	7,617,210
Columbia Gardens (2)	SC	15,209,036	-	(169,635)	15,039,401
Companion at Thornhill Apartments (2)	SC	11,457,334	1,136,350	-	12,593,684
Cross Creek (1)	SC	6,130,266	3,081,959	-	9,212,225
The Palms at Premier Park Apartments (3)	SC	19,330,703	2,646,046	-	21,976,749
Willow Run (2)	SC	15,208,831	121,616	-	15,330,447
Arbors at Hickory Ridge (3)	TN	11,402,860	1,369,582	-	12,772,442
Pro Nova 2014-1 (2)	TN	10,040,407	238,433	-	10,278,840
Avistar at Chase Hill - Series A (3)	TX	9,797,642	414,305	-	10,211,947
Avistar at Copperfield - Series A (2)	TX	10,000,000	491,288	-	10,491,288
Avistar at the Crest - Series A (3)	TX	9,503,712	1,002,121	-	10,505,833
Avistar at the Oaks - Series A (3)	TX	7,673,015	864,665	-	8,537,680
Avistar at the Parkway - Series A (4)	TX	13,290,665	915,151	-	14,205,816
Avistar at Wilcrest - Series A (2)	TX	3,775,000	201,007	-	3,976,007
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,564,751	-	33,414,751
Avistar in 09 - Series A (3)	TX	6,625,352	588,902	-	7,214,254
Avistar on the Boulevard - Series A (3)	TX	16,190,599	1,631,593	-	17,822,192
Avistar on the Hills - Series A (3)	TX	5,301,268	597,394	-	5,898,662
Bella Vista (1)	TX	6,295,000	31,115	-	6,326,115
Bruton Apartments (2)	TX	18,108,276	2,762,491	-	20,870,767
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,575,473	-	21,760,473
Concord at Little York - Series A (2)	TX	13,440,000	1,871,771	-	15,311,771
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,794,962	-	23,614,962
Crossing at 1415 - Series A (2)	TX	7,590,000	-	(41,745)	7,548,255
Decatur Angle (2)	TX	22,873,696	2,814,627	-	25,688,323
Heights at 515 - Series A (2)	TX	6,435,000	222,833	-	6,657,833
Heritage Square - Series A (4)	TX	11,112,914	1,225,235	-	12,338,149
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	617,249	-	18,459,249
Runnymede (1)	TX	10,200,000	246,902	-	10,446,902
Southpark (1)	TX	11,790,000	3,398,493	-	15,188,493
Vantage at Harlingen - Series B (4)	TX	24,426,694	1,972,705	-	26,399,399
Vantage at Judson -Series B (4)	TX	26,241,102	2,998,352	-	29,239,454
15 West Apartments (2)	WA	9,826,657	1,582,220	-	11,408,877
Mortgage revenue bonds held in trust		$675,550,854	$65,842,333	$(211,380)	$741,181,807

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15

(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15

	June 30, 2017
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Seasons at Simi Valley - Series B	CA	$1,944,000	$175	$-	$1,944,175
Sycamore Walk - Series B	CA	1,815,000	-	(1,908)	1,813,092
Greens Property - Series B	NC	938,985	219,878	-	1,158,863
Ohio Properties - Series B	OH	3,543,079	214,019	-	3,757,098
Avistar at Chase Hill - Series B	TX	955,299	-	(56,475)	898,824
Avistar at Copperfield - Series B	TX	4,000,000	24,939	-	4,024,939
Avistar at the Crest - Series B	TX	751,370	45,428	-	796,798
Avistar at the Oaks - Series B	TX	549,549	31,642	-	581,191
Avistar at the Parkway - Series B	TX	124,981	31,136	-	156,117
Avistar at Wilcrest - Series B	TX	1,550,000	9,782	-	1,559,782
Avistar at Wood Hollow - Series B	TX	8,410,000	55,645	-	8,465,645
Avistar in 09 - Series B	TX	453,328	15,415	-	468,743
Avistar on the Boulevard - Series B	TX	446,466	25,241	-	471,707
Crossing at 1415 - Series B	TX	335,000	2,191	-	337,191
Heights at 515 - Series B	TX	510,000	3,686	-	513,686
Mortgage revenue bonds held by the Partnership		$26,327,057	$679,177	$(58,383)	$26,947,851

	December 31, 2016
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$132,402	$-	$4,802,402
Harmony Terrace - Series A & B (2)	CA	14,300,000	-	-	14,300,000
Harden Ranch - Series A (3)	CA	6,912,535	369,738	-	7,282,273
Montclair Apartments - Series A (4)	CA	2,530,000	108,608	-	2,638,608
Santa Fe Apartments - Series A (4)	CA	3,065,000	177,093	-	3,242,093
Seasons at Simi Valley - Series A (2)	CA	4,376,000	308,335	-	4,684,335
Sycamore Walk - Series A (2)	CA	3,632,000	130,431	-	3,762,431
Tyler Park Townhomes - Series A (3)	CA	6,024,120	237,582	-	6,261,702
Westside Village Market - Series A (3)	CA	3,936,750	102,641	-	4,039,391
Lake Forest (1)	FL	8,639,000	899,694	-	9,538,694
Ashley Square (1)	IA	5,039,000	338,556	-	5,377,556
Brookstone (1)	IL	7,462,678	1,457,340	-	8,920,018
Copper Gate Apartments (3)	IN	5,145,000	528,855	-	5,673,855
Renaissance - Series A (4)	LA	11,348,364	826,369	-	12,174,733
Live 929 Apartments (2)	MD	40,687,425	3,587,993	-	44,275,418
Woodlynn Village (1)	MN	4,310,000	294,976	-	4,604,976
Greens Property - Series A (3)	NC	8,210,000	844,585	-	9,054,585
Silver Moon - Series A (4)	NM	7,933,259	465,382	-	8,398,641
Ohio Properties - Series A (1)	OH	14,215,000	2,327,468	-	16,542,468
Bridle Ridge (1)	SC	7,535,000	517,881	-	8,052,881
Columbia Gardens (2)	SC	15,214,223	-	(927,030)	14,287,193
Companion at Thornhill Apartments (2)	SC	11,500,000	645,552	-	12,145,552
Cross Creek (1)	SC	6,122,312	2,655,730	-	8,778,042
The Palms at Premier Park Apartments (3)	SC	19,826,716	1,784,386	-	21,611,102
Willow Run (2)	SC	15,214,085	-	(917,852)	14,296,233
Arbors at Hickory Ridge (3)	TN	11,461,719	891,274	-	12,352,993
Pro Nova 2014-1 (2)	TN	10,041,924	685,576	-	10,727,500
Avistar at Chase Hill - Series A (3)	TX	9,844,994	589,023	-	10,434,017
Avistar at the Crest - Series A (3)	TX	9,549,644	753,267	-	10,302,911
Avistar at the Oaks - Series A (3)	TX	7,709,040	563,138	-	8,272,178
Avistar at the Parkway - Series A (4)	TX	13,300,000	-	(78,749)	13,221,251
Avistar in 09 - Series A (3)	TX	6,656,458	359,562	-	7,016,020
Avistar on the Boulevard - Series A (3)	TX	16,268,850	1,283,272	-	17,552,122
Avistar on the Hills - Series A (3)	TX	5,326,157	423,496	-	5,749,653
Bella Vista (1)	TX	6,365,000	500,162	-	6,865,162
Bruton Apartments (2)	TX	18,145,000	349,886	-	18,494,886
Concord at Gulfgate - Series A (2)	TX	19,185,000	1,200,246	-	20,385,246
Concord at Little York - Series A (2)	TX	13,440,000	1,044,752	-	14,484,752
Concord at Williamcrest - Series A (2)	TX	20,820,000	1,302,534	-	22,122,534
Crossing at 1415 - Series A (2)	TX	7,590,000	-	(45,555)	7,544,445
Decatur Angle (2)	TX	22,950,214	-	(290,985)	22,659,229
Heights at 515 - Series A (2)	TX	6,435,000	-	(38,623)	6,396,377
Heritage Square - Series A (4)	TX	11,161,330	905,455	-	12,066,785
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	-	-	17,842,000
Runnymede (1)	TX	10,250,000	774,285	-	11,024,285
Southpark (1)	TX	11,751,861	3,286,203	-	15,038,064
Vantage at Harlingen - Series B (4)	TX	24,529,580	917,720	-	25,447,300
Vantage at Judson -Series B (4)	TX	26,356,498	1,658,508	-	28,015,006
15 West Apartments (2)	WA	9,850,000	1,584,281	-	11,434,281
Mortgage revenue bonds held in trust		$554,678,736	$37,814,237	$(2,298,794)	$590,194,179

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15

	December 31, 2016
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B	CA	$16,458,000	$-	$-	$16,458,000
Harmony Court Bakersfield - Series A & B	CA	5,727,000	29,252	-	5,756,252
Las Palmas II - Series A & B	CA	3,465,000	15,139	-	3,480,139
San Vicente - Series A & B	CA	5,320,000	-	(30,019)	5,289,981
Seasons at Simi Valley - Series B	CA	1,944,000	27,727	-	1,971,727
Seasons Lakewood - Series A & B	CA	12,610,000	-	-	12,610,000
Seasons San Juan Capistrano - Series A & B	CA	18,949,000	-	-	18,949,000
Summerhill - Series A & B	CA	9,795,000	-	(174,982)	9,620,018
Sycamore Walk - Series B	CA	1,815,000	-	(64,432)	1,750,568
The Village at Madera - Series A & B	CA	4,804,000	-	(84,437)	4,719,563
Greens Property - Series B	NC	940,479	118,216	-	1,058,695
Ohio Properties - Series B	OH	3,549,780	449,068	-	3,998,848
Avistar at Chase Hill - Series B	TX	957,627	41,820	-	999,447
Avistar at the Crest - Series B	TX	753,201	64,228	-	817,429
Avistar at the Oaks - Series B	TX	550,836	47,231	-	598,067
Avistar at the Parkway - Series B	TX	125,000	-	(3,341)	121,659
Avistar in 09 - Series B	TX	454,390	38,961	-	493,351
Avistar on the Boulevard - Series B	TX	447,554	38,165	-	485,719
Crossing at 1415 - Series B	TX	335,000	-	(2,614)	332,386
Heights at 515 - Series B	TX	510,000	-	(3,977)	506,023
Mortgage revenue bonds held by the Partnership		$89,510,867	$869,807	$(363,802)	$90,016,872

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

Bond Activity in the First Six Months of 2017

The following table includes the details of the MRB acquisitions during the six months ended June 30, 2017:

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
						$59,585,000

Bond Activity in the First Six Months of 2016

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

In May 2016, the Partnership redeemed the four Series B mortgage revenue bonds for approximately $5.2 million which approximated their carrying value plus accrued interest. The following table includes details of the MRBs redeemed:

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

The following table includes the details of the MRB acquisitions during the six months ended June 30, 2016:

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

The Partnership had the following investments in the PHC Certificates at June 30, 2017 and December 31, 2016:

	June 30, 2017
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	7.81	AA-	5.36%	$25,997,334	$-	$(354,242)	$25,643,092
PHC Certificate Trust II	7.15	A+	4.32%	10,617,449	-	(118,075)	10,499,374
PHC Certificate Trust III	8.32	BBB	5.45%	19,717,563	-	(68,658)	19,648,905
				$56,332,346	$-	$(540,975)	$55,791,371

	December 31, 2016
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	8.31	AA-	5.36%	$26,077,158	$672,097	$-	$26,749,255
PHC Certificate Trust II	7.65	A+	4.31%	10,600,967	84,756	-	10,685,723
PHC Certificate Trust III	8.79	BBB	5.42%	20,122,937	-	(399,847)	19,723,090
				$56,801,062	$756,853	$(399,847)	$57,158,068

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

8. Real Estate Assets

The following tables summarizes information regarding the Partnership’s real estate assets at June 30, 2017 and December 31, 2016:

Real Estate Assets at June 30, 2017
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on June 30, 2017
Eagle Village	Evansville, IN	511	$567,880	$12,665,500	$13,233,380
Residences of DeCordova	Granbury, TX	110	1,170,337	8,039,373	9,209,710
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,767,980	7,710,209
Suites on Paseo	San Diego, CA	394	3,166,463	38,397,243	41,563,706
The 50/50 MF Property	Lincoln, NE	475	-	32,932,982	32,932,982
Jade Park	Daytona, FL	144	2,292,035	7,375,451	9,667,486
Land held for development	(1)	(1)	1,590,273	-	1,590,273
					$115,907,746
Less accumulated depreciation					(16,367,265)
Total real estate assets					$99,540,481

1 Land held for development consists of parcels of land in Johnson County, KS and Richland County, SC and land development costs for a site in Douglas County, NE.

Real Estate Assets at December 31, 2016
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2016
Eagle Village	Evansville, IN	511	$567,880	$12,655,244	$13,223,124
Northern View	Highland Heights, KY	294	688,539	8,088,059	8,776,598
Residences of DeCordova	Granbury, TX	110	1,170,337	8,029,404	9,199,741
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,751,260	7,693,489
Suites on Paseo	San Diego, CA	394	3,162,463	38,365,351	41,527,814
The 50/50 MF Property	Lincoln, NE	475	-	32,928,878	32,928,878
Jade Park	Daytona, FL	144	2,292,035	7,270,845	9,562,880
Land held for development	(2)	(2)	7,531,104	-	7,531,104
					$130,443,628
Less accumulated depreciation					(16,217,028)
Total real estate assets					$114,226,600

2 Land held for development consists of parcels of land in St. Petersburg, FL, Johnson County, KS, and Richland County, SC and land and development costs for a site in Panama City Beach, FL.

Activity in the First Six Months of 2017

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

In May 2017, the Partnership closed on the sale of a parcel of land in St. Petersburg, Florida. The Partnership recognized a loss on sale of approximately $22,000, attributable to direct selling expenses.

In June 2017, the Partnership executed a listing agreement with a broker to market the Suites on Paseo MF Property for sale.

During 2016, the Partnership executed PSAs to acquire two contiguous tracts of land in Douglas County, Nebraska. If these tracts of land are successfully acquired, they will be classified as “Land held for development.”

Activity in the First Six Months of 2016

In June 2016, the Partnership sold the Arboretum, an MF Property, for $30.2 million and realized a gain of approximately $12.4 million, before income taxes. The gain on sale, net of income taxes, is considered Tier 2 income (See Note 3). The Partnership determined the sale did not meet the criteria for discontinued operations.

Net income (loss), exclusive of the gains on sale related to the Arboretum, Woodland Park (sold in July 2016) and Northern View MF Properties, for the three and six months ended June 30, 2017 and 2016 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(15,444)	$114,601	$(18,735)	$287,153

9. Investment in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity commitments and reported equity contributions as investment in unconsolidated entities on the condensed consolidated balance sheets. The investments represent the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through the second anniversary of construction completion. The return on these investments earned by the Partnership is reported as investment income.

In March 2017, the Partnership closed on an $11.7 million equity commitment to fund construction of the Vantage at Panama City Beach multifamily property. The Partnership also entered into a guarantee agreement related to the property’s construction loan (Note 18).

The following table provides the details of the investments in unconsolidated entities at June 30, 2017 and December 31, 2016:

Property Name	Location	Units	Carrying Value at June 30, 2017	Carrying Value at December 31, 2016	Maximum Remaining Equity Commitment at June 30, 2017
Vantage at Corpus Christi	Corpus Christi, TX	288	$8,907,869	$8,447,343	$1,550,000
Vantage at Waco	Waco, TX	288	8,323,166	5,964,861	1,592,039
Vantage at Boerne	Boerne, TX	288	7,870,971	5,057,802	1,475,936
Vantage at Panama City Beach	Panama City Beach, FL	288	6,848,487	-	5,042,297
			$31,950,493	$19,470,006	$9,660,272

10. Property Loans, Net of Loan Loss Allowances

The following table summarizes the Partnership’s property loans, net of loan loss allowances, at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Outstanding Balance	Loan Loss Allowances	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Ashley Square	5,078,342	(3,596,342)	1,482,000
Avistar (February 2013 portfolio)	274,496	-	274,496
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	7,155,545	(3,447,472)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,623,704	(55,000)	4,568,704
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,417,635	-	8,417,635
Vantage at Braunfels, LLC	7,469,730	-	7,469,730
Winston Group, Inc	2,000,000	-	2,000,000
Total	$38,702,784	$(7,098,814)	$31,603,970

	December 31, 2016
	Outstanding Balance	Loan Loss Allowances	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$-	$191,264
Ashley Square	5,078,342	(3,596,342)	1,482,000
Avistar (February 2013 portfolio)	274,496	-	274,496
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	7,155,545	(3,447,472)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,623,704	(55,000)	4,568,704
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	7,199,424	-	7,199,424
Vantage at Braunfels, LLC	6,347,305	-	6,347,305
Winston Group, Inc	2,500,000	-	2,500,000
Total	$36,862,148	$(7,098,814)	$29,763,334

During the six months ended June 30, 2017, the Partnership advanced funds to Vantage at Brooks, LLC and Vantage at Braunfels, LLC of $1.2 million and $1.1 million, respectively.  During the six months ended June 30, 2016, the Partnership advanced net funds to Cross Creek of $6,000, to FAH of $2,500, to Vantage at Brooks, LLC of $3.7 million and to Vantage at Braunfels, LLC of $2.1 million. During the six months ended June 30, 2017, the Partnership received $500,000 of principal from the Winston Group, Inc.

The Partnership’s property loans to Ashley Square, Cross Creek, and Lake Forest remain on nonaccrual status at June 30, 2017. The Partnership recognizes interest income on nonaccrual loans when cash is received and the Partnership will reassess the property loan’s nonaccrual status.

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by our taxable subsidiary, the Greens Hold Co, which owns all the MF Properties except the Suites on Paseo and Jade Park. The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.), and the utilization of net operating losses generated in prior years that had been previously recognized as a deferred income tax asset.

The following represents income tax expense for the Greens Hold Co for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Current income tax expense	$138,000	$4,100,000	$2,760,047	$4,100,000
Deferred income tax expense (benefit)	(201,000)	553,000	(365,000)	553,000
Total income tax expense	$(63,000)	$4,653,000	$2,395,047	$4,653,000

12. Other Assets

The following represents the Other Assets at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Deferred financing costs - net	$537,261	$456,890
Fair value of derivative instruments (Note 19)	521,789	383,604
Taxable bonds at fair market value	3,931,471	4,084,599
Bond purchase commitments - fair value (Note 20)	3,165,172	2,399,449
Other assets	1,244,407	1,470,650
Total other assets	$9,400,100	$8,795,192

13. Unsecured Lines of Credit

The following represents the unsecured lines of credit (“LOC”) at June 30, 2017 and December 31, 2016:

Unsecured Lines of Credit	Outstanding on June 30, 2017	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$-	$50,000,000	May 2019	Variable	Monthly	4.22%
Bankers Trust operating	-	10,000,000	May 2019	Variable	Monthly	4.47%
Total unsecured lines of credit	$-	$60,000,000

[1]	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding on December 31, 2016	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$40,000,000	$40,000,000	May 2018	Variable	Monthly	3.13%
Bankers Trust operating	-	7,500,000	May 2018	Variable	Monthly	3.88%
Total unsecured lines of credit	$40,000,000	$47,500,000

[2]	The variable rate is indexed to LIBOR plus an applicable margin.

In April 2017, the commitment on the non-operating LOC was increased $10 million to a total commitment of $50 million.

In May 2017, the maturity date on both Bankers Trust LOCs was extended for an additional one-year term. Additionally, the commitment on the operating LOC was increased to $10 million, from $7.5 million previously.

The Partnership is required to make prepayments of the principal to reduce the Bankers Trust Operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  For all periods presented the Partnership has fulfilled its prepayment obligation.   In addition, the Partnership has fulfilled its third quarter of 2017 prepayment obligation as it maintained a zero balance in the Operating LOC for the first fifteen days of July 2017. The Partnership is in compliance with all covenants at June 30, 2017.

14. Secured Line of Credit

In December 2016, the Partnership entered into a secured Credit Agreement of up to $20.0 million with Bankers Trust. The secured LOC was paid in full in February 2017 and is no longer available to the Partnership at June 30, 2017.

15. Debt Financing

The following represents the Debt Financing, net of deferred financing costs, at June 30, 2017 and December 31, 2016:

	Outstanding Debt Financings on June 30, 2017, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,819,168	$-	2014	July 2019 - October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	141,218,861	-	2016	September 2026 - December 2026	N/A	N/A	N/A	3.64%
Fixed - Term A/B	38,404,351	-	2017	February 2027	N/A	N/A	N/A	4.46%
Fixed - Term A/B	60,393,208	-	2017	February 2022 - March 2022	N/A	N/A	N/A	3.89%
Fixed - Term A/B	35,189,080	-	2017	June 2018 - August 2018	N/A	N/A	N/A	3.76%
Variable - TOB	42,140,000	1,315,662	2012	May 2018	Weekly	1.46 - 1.51%	1.65 - 1.67%	3.11 - 3.16%

TEBS Financings
Variable - TEBS I	60,280,023	403,557	2010	September 2017 (2)	Weekly	0.97%	1.85%	2.82%
Variable - TEBS II (1)	91,087,826	171,657	2014	July 2019	Weekly	0.94%	1.62%	2.56%
Variable - TEBS III (1)	81,932,724	3,473,533	2015	July 2020	Weekly	0.94%	1.39%	2.33%
Total Debt Financings	$597,465,241

(1)	Facility fees are variable
(2)

ATAX TEBS I, LLC, a wholly-owned subsidiary of the Partnership, has a contractual right to extend the M24 TEBS Financing at its option until September 15, 2020. If the right to extend is not exercised, the M24 TEBS Financing will mature on September 15, 2017. The Partnership is evaluating whether to exercise its option to terminate.

	Outstanding Debt Financings on December 31, 2016, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,860,699	$-	2014	July 2017 - July 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	141,266,034	1,373,695	2016	September 2026 - December 2026	N/A	N/A	N/A	3.64%
Fixed - Term A/B	30,512,916		2016	March 2017	N/A	N/A	N/A	4.56%
Variable - TOB	42,455,000	-	2012	Dec 2016	Weekly	1.29 - 1.39%	1.62%	2.91 - 3.01%

TEBS Financings
Variable - TEBS I	60,430,991	396,412	2010	September 2017	Weekly	0.77%	1.85%	2.62%
Variable - TEBS II (1)	91,768,081	170,988	2014	July 2019	Weekly	0.75%	1.62%	2.37%
Variable - TEBS III (1)	82,089,312	3,495,592	2015	July 2020	Weekly	0.75%	1.39%	2.14%
Total Debt Financings	$495,383,033

(1)	Facility fees are variable

At June 30, 2017 and December 31, 2016, the Partnership posted cash collateral (i.e. restricted cash) related to the interest rate swaps associated with specific Debt Financings. The Partnership has also posted cash collateral as contractually required under the terms of the three TEBS Financings. In addition, to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financings, the Partnership also entered into interest rate cap agreements (Note 17).

The TOB and Term A/B Trusts are subject to a Master Trust Agreement with DB that contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute for the trailing twelve months must be at least two times trailing twelve-month interest expense. At June 30, 2017, the Partnership was in compliance with these covenants.

Debt Financing Activity in the First Six Months of 2017

In February 2017, the Partnership entered into 19 new Term A/B Trust financings secured by various MRBs. The Partnership capitalized costs totaling approximately $1.2 million as deferred financing costs, of which approximately $921,000 was paid to a related party (Note 21). The following table summarizes the terms of the new Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing at June 30, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
San Vicente - Series A	$3,108,855	2017	February 2022	3.89%
San Vicente - Series B	1,536,980	2017	June 2018	3.76%
Las Palmas - Series A	1,504,877	2017	February 2022	3.89%
Las Palmas - Series B	1,484,551	2017	June 2018	3.76%
The Village at Madera - Series A	2,742,626	2017	February 2022	3.89%
The Village at Madera - Series B	1,447,301	2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,317,948	2017	February 2022	3.89%
Harmony Court Bakersfield - Series B	1,680,903	2017	July 2018	3.76%
Summerhill - Series A	5,724,083	2017	February 2022	3.89%
Summerhill - Series B	2,843,348	2017	July 2018	3.76%
Courtyard - Series A	9,123,195	2017	February 2022	3.89%
Courtyard - Series B	5,251,959	2017	July 2018	3.76%
Seasons Lakewood - Series A	6,549,040	2017	February 2022	3.89%
Seasons Lakewood - Series B	4,436,057	2017	August 2018	3.76%
Seasons San Juan Capistrano - Series A	11,037,610	2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,544,767	2017	August 2018	3.76%
Avistar at Wood Hollow - Series A	26,827,207	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,166,185	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,410,959	2017	February 2027	4.46%
Total Term A/B Trust Financing	$105,738,451

In March 2017, the Partnership refinanced four Term A/B Trusts into new Term A/B Trusts with longer stated terms. Based on the terms of the new and old Term A/B Trusts, the refinancing was accounted for as a modification, with approximately $47,000 capitalized as deferred financing costs. The following table summarizes the terms of the new Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing at June 30, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Oaks at Georgetown - Series A	$11,086,113	2017	March 2022	3.89%
Oaks at Georgetown - Series B	4,683,189	2017	August 2018	3.76%
Harmony Terrace - Series A	6,198,861	2017	March 2022	3.89%
Harmony Terrace - Series B	6,280,025	2017	August 2018	3.76%
Total Term A/B Trust Financing	$28,248,188

In June 2017, the maturity date of the Partnership’s variable TOB Trusts was extended until  May 2018.

Debt Financing Activity in the First Six Months of 2016

The three MBS TOB Trusts and the TOB Trust collateralized by the Pro Nova 2014-2 MRB were paid in full and collapsed in January 2016 and March 2016, respectively.

Future Maturities

The following represents the Debt Financing contractual maturities for the next five years and thereafter:

2017	$64,653,256
2018	80,684,860
2019	139,762,253
2020	83,247,030
2021	2,291,262
Thereafter	231,978,758
Total	$602,617,419

16. Mortgages Payable and Other Secured Financing

The following represents the Mortgages payable and other secured financing, net of deferred financing costs, at June 30, 2017 and December 31, 2016:

MF Property Mortgage Payables	Outstanding Mortgage Payable at June 30, 2017, net	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
Eagle Village	$7,750,076	2010	September 2018	Variable	Monthly	1.06%	(1)	3.00%	4.06%
Residences of DeCordova	1,715,750	2012	June 2019	Fixed	N/A	N/A		N/A	4.75%
Residences of Weatherford	5,487,912	2011	June 2019	Fixed	N/A	N/A		N/A	4.75%
The 50/50 MF Property--TIF Loan	3,463,331	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	24,896,611	2013	March 2020	Variable	Monthly	4.00%	(2)	N/A	4.00%
Jade Park	7,464,772	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$50,778,452								4.14%

(1)	Variable rate is based on 30-day LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2016, net	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
Residences of DeCordova	$1,744,858	2012	June 2017	Fixed	N/A	N/A		N/A	4.75%
Residences of Weatherford	5,589,086	2011	June 2017	Fixed	N/A	N/A		N/A	4.75%
Eagle Village	7,845,711	2010	September 2018	Variable	Monthly	0.63%	(1)	3.00%	3.63%
The 50/50 MF Property--TIF Loan	3,656,090	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	25,082,636	2013	March 2020	Variable	Monthly	3.50%	(2)	N/A	3.50%
Jade Park	7,461,131	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$51,379,512								3.83%

(1)	Variable rate is based on 30-day LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

Activity in the First Six Months of 2017

In June 2017, the Partnership refinanced the mortgages payable for the Residences and DeCordova and Residences at Weatherford. The interest rates did not change, no commitments fees were paid, the maturity dates for the mortgages payable were extended for additional two-year terms and the mortgages payable can be prepaid prior to maturity with no penalty.

Activity in the First Six Months of 2016

In June 2016, the Arboretum mortgage payable was paid off in full in conjunction with the sale of the MF property. No prepayment penalties were paid upon settlement of the mortgage payable.

Future Maturities

The following represents the Mortgages payable and other secured financing contractual maturities for the next five years and thereafter:

2017	$630,547
2018	8,809,356
2019	10,768,942
2020	23,993,819
2021	6,858,993
Thereafter	-
Total mortgages payable and other secured financings	$51,061,657

17. Interest Rate Derivative Agreements

The following represents the interest rate derivatives, excluding interest rate swaps, at June 30, 2017:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate	Index	Variable Debt Financing Facility Hedged	Counterparty	Fair Value - Asset (Liability) (1)
Sept 2010	$29,609,667	Sept 2017	3.0%	SIFMA	M24 TEBS	Bank of New York Mellon	$-
Sept 2010	29,609,667	Sept 2017	3.0%	SIFMA	M24 TEBS	Barclays Bank PLC	-
Sept 2010	29,609,667	Sept 2017	3.0%	SIFMA	M24 TEBS	Royal Bank of Canada	-
Aug 2013	88,829,000	Sept 2017	1.5%	SIFMA	M24 TEBS	Deutsche Bank	-
July 2014	30,850,250	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	1,002
July 2014	30,850,250	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	1,002
July 2014	30,850,250	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	1,002
July 2015	27,813,538	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	12,207
July 2015	27,813,538	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	12,207
July 2015	27,813,538	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	12,207
June 2017	92,550,751	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	105,269
June 2017	83,440,615	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	376,893
							$521,789

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

In June 2017, the Partnership purchased two interest rate derivatives to roll down the effective capped rate on the M31 and M33 TEBS Financings to 1.5%. The Partnership paid approximately $139,000 and $358,000 for the interest rate derivatives, respectively.

The Partnership has contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. In the second quarter of 2017, the Partnership determined that due to the stabilization of the Decatur Angle and Bruton MRB properties and securitization of the related MRBs into fixed rate Term A/B Trust financings, the interest rate swaps were not needed to mitigate interest rate risk on financings related to the MRBs. The Partnership then determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. The following table summarizes the terms of the interest rate swaps at June 30, 2017 and December 31, 2016:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	June 30, 2017 - Fair Value of Liability	December 31, 2016 - Fair Value of Liability
Sept 2014	$22,899,450	Oct 2016	Oct 2021	1.96%	0.85%	70% 30-day LIBOR	Deutsche Bank	$(652,598)	$(738,574)
Sept 2014	18,108,276	April 2017	April 2022	2.06%	0.85%	70% 30-day LIBOR	Deutsche Bank	(630,839)	(600,709)
								$(1,283,437)	$(1,339,283)

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

Bond Purchase Commitments

As part of the Partnership’s strategy of acquiring MRBs, it will enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon satisfaction of the terms of the bond purchase commitment, the proceeds from the MRBs issued will be used to pay off the construction related debt of the underlying collateral of the MRB to be issued. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in Other comprehensive income.

The following table represents the bond purchase commitments at June 30, 2017 and December 31, 2016:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2017	Maximum Committed Amounts for 2018	Rate	Closing Date (1)	Fair Value at June 30, 2017	Fair Value at December 31,2016
Villas at Plano Gateway Apartments	December 2014	$-	$-	6.00%	N/A	$-	$838,200
Village at Rivers Edge	May 2015	11,000,000	-	6.00%	Q3 2017	850,437	467,720
Palo Alto	July 2015	-	19,540,000	5.80%	Q1 2018	1,207,209	627,429
Village at Avalon	November 2015	-	16,400,000	5.80%	Q2 2018	1,107,526	466,100
Total		$11,000,000	$35,940,000			$3,165,172	$2,399,449

(1)	The closing dates are estimated.

The bond purchase commitment for the Villas at Plano Gateway Apartments expired effective April 1, 2017. The bond purchase commitment was cancelled and the Partnership has no obligation under the agreement after expiration.

Property Loan Commitments

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to unrelated third parties to build two new multifamily residential properties, Vantage at Brooks, LLC and Vantage at Braunfels, LLC, both located in Texas. At June 30, 2017, the Partnership’s remaining maximum commitments totaled approximately $1.1 million. See Note 10 for disclosures related to these property loans.

Other Guarantees & Commitments

In March 2017, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Panama City Beach, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Panama City Beach, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% and 25% as certain debt service coverage levels are obtained by the borrower. The construction loan has a maximum available balance of $25.6 million. At June 30, 2017, there was no outstanding balance on the construction loan and the Partnership had no exposure under the guarantee. The Partnership is also required to maintain minimum cash and net worth requirements, which were met as of June 30, 2017.

Pursuant to the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at June 30, 2017, under the guarantee provision of the repurchase clause is approximately $2.8 million and represents 75% of the equity contributed by BC Partners.

Pursuant to the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at June 30, 2017, under the guarantee provision of the repurchase clause is approximately $4.4 million and represents 75% of the equity contributed by BC Partners.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year. In conjunction with the ground lease, the 50/50 MF Property has entered into an agreement whereby it is required to make monthly payments, when cash is available at the property, to the University of Nebraska-Lincoln based on its revenues.  The minimum aggregate annual payment due under the agreement for the twelve-month period from August 1, 2016 through July 31, 2017 is approximately $122,000. The minimum aggregate annual expense increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. The Partnership reported accounts payable related to this agreement of approximately $83,000 and $21,000 at June 30, 2017 and December 31, 2016. The Partnership reported expenses related to the agreement of approximately $42,000 and $84,000 for the three and six months ended June 30, 2017 and 2016.

As the holder of residual interests issued in connection with its TOB Trust, Term A/B Trust and TEBS Financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of PHCs held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. If the Partnership does not remedy, the trust will be collapsed.  If such an event occurs, the trust collateral may be sold and if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall pursuant to its guarantee. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. In the event of a shortfall the maximum exposure to loss would be approximately $602.6 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect in the future, to be required to reimburse the financing facilities for any shortfall.

19. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to four financial institutions. The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership. The Partnership did not issue any Series A Preferred Units during the three months ended June 30, 2017. The following table summarizes the outstanding Series A Preferred Units at June 30, 2017:

June 30, 2017
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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $439,000 and $610,000 for the three and six months ended June 30, 2017. No compensation expense for RUAs was recognized for the three and six months ended June 30, 2016.

The following table represents nonvested Restricted Units at and for the six months ended June 30, 2017.

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested at January 1, 2017	158,304	$6.03
Granted	283,046	5.74
Vested	-	-
Nonvested at June 30, 2017	441,350	$5.84

At June 30, 2017, there was approximately $1.8 million of total unrecognized compensation expense related to nonvested RUAs granted under the Plan.  The remaining expense is expected to be recognized over a weighted-average period of 1.2 years. The total intrinsic value of nonvested RUAs was approximately $2.6 million at June 30, 2017.

21. Transactions with Related Parties

The General Partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2.  The Partnership paid or accrued administrative fees to AFCA 2 of approximately $905,000 and $1.8 million for the three and six months ended June 30, 2017, respectively. The Partnership paid or accrued administrative fees to AFCA 2 of approximately $678,000 and $1.4 million for the three and six months ended June 30, 2016, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the MRBs held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these MRBs and totaled approximately $37,000 and $52,000 for the three and six months ended June 30, 2017, respectively. Such administrative fees totaled approximately $30,000 and $49,000 for the three and six months ended June 30, 2016, respectively.

AFCA 2 earns placement fees in connection with the acquisition of certain MRBs, equity investments in unconsolidated entities and select property loans.  These placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered consolidated

VIEs or related parties.  AFCA 2 earned placement fees of approximately zero and $938,000 for the three and six months ended June 30, 2017. AFCA 2 earned placement fees of approximately zero and $388,000 for the three and six months ended June 30, 2016, respectively.

An affiliate of AFCA 2, Burlington Capital Properties, LLC (f/k/a America First Properties Management Company, LLC) (“Properties Management”) provided property management services for the MF Properties (excluding Suites on Paseo) and seven of the properties collateralized by the MRBs during the three and six months ended June 30, 2017. Properties Management earned management fees related to the MF Properties of approximately $92,000 and $205,000 for the three and six months ended June 30, 2017, respectively.  Properties Management earned management fees related to the MF Properties of approximately $164,000 and $341,000 for the three and six months ended June 30, 2016, respectively. For MF Properties, the property management fees are reflected as real estate operating expenses on the Partnership’s condensed consolidated statements of operations. For the properties collateralized by the MRBs, these property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties. The property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, if applicable.

An affiliate of AFCA 2, Farnam Capital Advisors, LLC, acts as an origination advisor and consultant to the borrowers when MRBs, investments in unconsolidated entities, select notes receivable, and financing facilities are acquired by the Partnership. The borrowers paid origination fees of approximately zero and $269,000 for the three and six months ended June 30, 2017. The borrowers paid origination fees of approximately zero and $194,000 for the three and six months ended June 30, 2016, respectively. These origination fees were paid by the borrower and have not been reflected in the accompanying condensed consolidated financial statements. The Partnership paid consulting fees to the affiliate of approximately zero and $921,000 for services related to origination of Term A/B Trusts during the three and six months ended June 30, 2017, respectively. No such fees were paid to the affiliate during the three and six months ended June 30, 2016.

An affiliate of AFCA 2, Burlington Capital Construction Services, LLC, is the general contractor for certain exterior rehabilitation services for the Jade Park MF Property starting in June 2017.  The contracted services are expected to be completed by the end of 2017. The Partnership did not receive any services under the contract during the three and six months ended June 30, 2017.

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

Investments in MRBs and Bond Purchase Commitments.  The fair value of the Partnership’s investments in MRBs and mortgage bond purchase commitments at June 30, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology considers current market interest rates as well as quantitative and qualitative characteristics similar to those used by the third-party pricing service. The fair value estimates of these MRBs, whether estimated by the third-party pricing service or the Partnership, are based largely on unobservable inputs the Partnership believes would be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in MRBs and mortgage bond purchase commitments are categorized as a Level 3 input. At June 30, 2017, the range of effective yields on the individual MRBs was 2.6% to 9.9% per annum.

Prior to the second quarter of 2017, the fair value of the Partnership’s investments in MRBs and mortgage bond purchase commitments were based on a discounted cash flow and yield to maturity analysis performed by the Partnership. If available, the Partnership considered price quotes on similar MRBs or other information from external sources, such as pricing services.  The estimates of the fair values of these MRBs, whether estimated by the Partnership or based on external sources, were based largely on unobservable inputs the Partnership believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompassed the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in MRBs between reporting periods, the Partnership looked at the key inputs such as changes in the ‘A’ rated municipal bond rates on similar MRBs as well as changes in the operating performance of the underlying property serving as collateral for each MRB.  The Partnership validated that the changes in the estimated fair value of the MRBs move with the changes in these monitored factors.  Given these facts, the fair value measurement of the Partnership’s investment in MRBs was categorized as a Level 3 input. At December 31, 2016, the range of effective yields on the individual MRBs was 4.9% to 12.4% per annum.

Investments in Public Housing Capital Fund Trust Certificates.  The fair value of the Partnership’s investment in PHC Certificates at June 30, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the trusts’ certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. The valuation methodologies used by the third-party pricing service and the Partnership encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.

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

Taxable Bonds. The fair value of the Partnership’s taxable bonds at June 30, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable bonds and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable bond as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, subordinate to other obligations, operating results of the underlying property, geographic location, and property quality. The taxable bonds values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology considers current market interest rates as well as quantitative and qualitative characteristics similar to those used by the third-party pricing service. The fair value estimates of these taxable bonds, whether estimated by the third-party pricing service or the Partnership, are based largely on unobservable inputs the Partnership believes would be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable bonds are categorized as a Level 3 input.

Prior to the second quarter of 2017, the fair values of the Partnership’s investments in taxable bonds were based on a discounted cash flow and yield to maturity analysis performed by the Partnership. There is no active trading market for the taxable bonds and price quotes are not available. The estimates of the fair values of these taxable bonds, whether estimated by the Partnership or based on external sources, were based largely on unobservable inputs the Partnership believed would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompassed the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in taxable bonds between reporting periods, management looked at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond.  The Partnership validated that the changes in the estimated fair value of the taxable bonds moved with the changes in these monitored factors.  Given these facts the fair value measurement of the Partnership’s investment in taxable bonds was categorized as a Level 3 input.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 are summarized as follows:

	Fair Value Measurements at June 30, 2017
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$741,181,807	$-	$-	$741,181,807
Mortgage revenue bonds	26,947,851	-	-	26,947,851
Bond purchase commitments (reported within other assets)	3,165,172	-	-	3,165,172
PHC Certificates	55,791,371	-	-	55,791,371
Taxable bonds (reported within other assets)	3,931,471	-	-	3,931,471
Derivative contracts (reported within other assets)	521,789	-	-	521,789
Derivative swap liability	(1,283,437)	-	-	(1,283,437)
Total Assets and Liabilities at Fair Value, net	$830,256,024	$-	$-	$830,256,024

The following tables summarizes the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2017:

	For the Three Months Ended June 30, 2017
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance April 1, 2017	$758,905,896	$2,620,393	$55,851,799	$4,179,205	$(1,077,028)	$820,480,265
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	53,235	-	(14,129)	-	(181,420)	(142,314)
Included in other comprehensive (loss) income	10,059,745	544,779	390,701	(223,758)	-	10,771,467
Purchases	-	-	-	-	496,800	496,800
Settlements	(889,218)	-	(437,000)	(23,976)	-	(1,350,194)
Ending Balance June 30, 2017	$768,129,658	$3,165,172	$55,791,371	$3,931,471	$(761,648)	$830,256,024
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities held on June 30, 2017	$-	$-	$-	$-	$(181,420)	$(181,420)

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

	For the Six Months Ended June 30, 2017
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2017	$680,211,051	$2,399,449	$57,158,068	$4,084,599	$(955,679)	$742,897,488
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	106,590	-	(31,717)	-	(302,769)	(227,896)
Included in other comprehensive (loss) income	30,230,298	765,723	(897,980)	(125,264)	-	29,972,777
Purchases	59,585,000	-	-	-	496,800	60,081,800
Settlements	(2,003,281)	-	(437,000)	(27,864)	-	(2,468,145)
Ending Balance June 30, 2017	$768,129,658	$3,165,172	$55,791,371	$3,931,471	$(761,648)	$830,256,024
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2017	$-	$-	$-	$-	$(302,769)	$(302,769)

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

The following tables summarizes the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2016	$596,376,369	$7,222,173	$60,505,340	$4,938,104	$(2,083,704)	$666,958,282
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(531,389)	(531,389)
Included in other comprehensive (loss) income	57,767,098	9,996,646	1,688,370	378,861	-	69,830,975
Settlements	(5,746,096)	-	(13,651)	(22,736)	-	(5,782,483)
Ending Balance June 30, 2016	$648,397,372	$17,218,819	$62,180,059	$5,294,229	$(2,615,093)	$730,475,386
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2016	$-	$-	$-	$-	$(531,389)	$(531,389)

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

	For the Six Months Ended June 30, 2016
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

The Partnership estimates the fair value of each financial liability using a discounted cash flow model based on the debt amortization schedules and the effective rate of interest for each period presented.  This estimate of fair value is based on Level 3 inputs.  The TEBS and variable-rate TOB debt financings are credit enhanced by Freddie Mac and DB, respectively. The table below represents the fair value of the financial liabilities held on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$597,465,241	$597,044,181	$555,199,700	$553,083,924
Mortgages payable and other secured financing	50,778,452	50,791,949	51,379,512	51,595,281

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

The Amended and Restated LP Agreement authorizes the Partnership to make investments in tax-exempt securities other than in MRBs provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Amended and Restated LP Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt and other investments cannot exceed 25% of the Partnership’s total assets at the time of acquisition as required under the Amended and Restated LP Agreement.  In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.  The Partnership’s tax-exempt and other investments include PHC Certificates, MBS Securities, and Other Investments, which are reported as three separate segments.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss, are reported as such on the Partnership’s condensed consolidated balance sheets.  At June 30, 2017, the Partnership held 89 MRBs. The Residential Properties financed by MRBs contain a total of 10,656 rental units. In addition, one bond (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the condensed consolidated statements of operations are reported within this operating segment.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 7).

MF Properties Segment

The MF Properties segment consists of multifamily, student housing, and senior citizen residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  At June 30, 2017, the segment includes the six MF Properties comprised of a total of 1,710 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Other Investments Segment

The Other investments segment consists of the operations of ATAX Vantage Holdings, LLC, which is invested in unconsolidated entities (Note 9) and has issued property loans due from Vantage at Brooks LLC and Vantage at Braunfels LLC (Note 10).

The following table details certain key financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues
Mortgage Revenue Bond Investments	$11,059,940	$8,790,823	$21,648,438	$17,569,877
MF Properties	3,306,722	4,994,868	7,099,137	10,068,972
Public Housing Capital Fund Trust	719,182	722,990	1,427,968	1,453,892
MBS Securities Investments	-	-	-	48,755
Other Investments	1,148,456	424,440	2,099,145	711,484
Total revenues	$16,234,300	$14,933,121	$32,274,688	$29,852,980

Interest expense
Mortgage Revenue Bond Investments	$4,938,029	$3,391,149	$9,509,484	$7,175,539
MF Properties	534,245	596,360	1,059,832	1,266,693
Public Housing Capital Fund Trust	369,053	334,545	714,264	635,265
MBS Securities Investments	-	-	-	14,692
Other Investments	-	-	-	-
Total interest expense	$5,841,327	$4,322,054	$11,283,580	$9,092,189

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-	$-
MF Properties	1,265,335	1,649,891	2,620,566	3,296,122
Public Housing Capital Fund Trust	-	-	-	-
MBS Securities Investments	-	-	-	-
Other Investments			-	-
Total depreciation expense	$1,265,335	$1,649,891	$2,620,566	$3,296,122

Partnership net income (loss)
Mortgage Revenue Bond Investments	$2,592,768	$2,220,723	$4,821,821	$4,251,016
MF Properties	18,047	7,972,322	3,763,592	7,704,519
Public Housing Capital Fund Trust	350,129	388,445	713,704	818,627
MBS Securities Investments	-	-	-	51,984
Other Investments	1,148,456	424,440	2,099,145	711,484
Partnership net income	$4,109,400	$11,005,930	$11,398,262	$13,537,630

The following table details certain key financial information for the Partnership’s reportable segments at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Total assets
Mortgage Revenue Bond Investments	$862,988,147	$764,995,675
MF Properties	108,015,747	129,895,112
Public Housing Capital Fund Trust Certificates	56,097,041	57,461,268
Other Investments	47,837,858	34,540,280
Consolidation/eliminations	(50,112,025)	(42,778,661)
Total assets	$1,024,826,768	$944,113,674

24. Subsequent Events

In July 2017, the Partnership executed listing agreements with brokers to list the Eagle Village, Residences of DeCordova and Residences of Weatherford MF Properties for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at June 30, 2017. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure.

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

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016, except for certain policies regarding the fair value of financial instruments. The Partnership’s updated fair value of financial instruments policy is as follows:

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

Investments in MRBs and Bond Purchase Commitments.  The fair value of the Partnership’s investments in MRBs and mortgage bond purchase commitments is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology considers current market interest rates as well as quantitative and qualitative characteristics similar to those used by the third-party pricing service. The fair value estimates of these MRBs, whether estimated by the third-party pricing service or the Partnership, are based largely on unobservable inputs the Partnership believes would be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in MRBs and mortgage bond purchase commitments are categorized as a Level 3 input.

Investments in Public Housing Capital Fund Trust Certificates.  The fair value of the Partnership’s investment in PHC Certificates is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the trusts’ certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. The valuation methodologies used by the third-party pricing service and the Partnership encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.

Taxable Bonds. The fair value of the Partnership’s taxable bonds is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable bonds and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable bond as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The taxable bonds values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology considers current market interest rates as well as quantitative and qualitative characteristics similar to those used by the third-party pricing service. The fair value estimates of these taxable bonds, whether estimated by the third-party pricing service or the Partnership, are based largely on unobservable inputs the Partnership believes would be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable bonds are categorized as a Level 3 input.

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

Financial Liabilities. The Partnership estimates the fair value of each financial liability using a discounted cash flow model based on the debt amortization schedules and the effective rate of interest for each period presented.  This estimate of fair value is based on Level 3 inputs.

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

At June 30, 2017, the Partnership has four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trust, and (4) Other Investments. In the first quarter of 2016, the Partnership sold its remaining three mortgage-backed securities (“MBS Securities”). The sale of the Partnership’s MBS Securities eliminated the MBS Securities Investment reportable segment. In addition to the reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the first and second quarters of 2017 and 2016:

Recent Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2017
Land held for development sold	1	$3,000	N/A	$(5)	8
Investment in unconsolidated entities	2	1,605	N/A	N/A	9
Property loan advances	2	639	N/A	N/A	10

For the Three Months Ended March 31, 2017
Mortgage revenue bond acquisitions	6	$59,585	N/A	N/A	6
MF Property sold	1	13,750	N/A	$1,071	8
Investments in unconsolidated entities	3	9,503	N/A	N/A	9
Property loan redemptions	1	500	N/A	N/A	10
Property loan advances	3	1,705	N/A	N/A	10

For the Three Months Ended June 30, 2016
Mortgage revenue bond redemptions	4	$5,172	$-	$-	6
MF Property sold	1	30,200	16,519	2,078	9
Investment in an unconsolidated entity	1	3,372	N/A	N/A	10

For the Three Months Ended March 31, 2016
MBS Securities sold	3	$15,081	$11,945	$-	15
Mortgage revenue bond sold	1	9,479	8,375	-	6, 15
Mortgage revenue bond acquisitions	1	11,500	N/A	N/A	6
Investment in an unconsolidated entity	1	2,443	N/A	N/A	9
Property loan advances, net	2	5,828	N/A	N/A	10

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing and Derivative Activities

The following table presents information regarding the financing and derivative activity of the Partnership for the first and second quarters of 2017 and 2016:

Recent Financing and Derivative Activity	#	Amount of Change in Debt, Derivative, or Preferred Units (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2017
Interest rate derivative purchased	2	$497	N/A	1.5%	17
Refinance of Mortgages Payable	2	-	Yes	N/A	16

For the Three Months Ended March 31, 2017
Net borrowing on unsecured LOCs	2	$(40,000)	No	N/A	13
Net borrowing on secured LOC	1	(20,000)	Yes	N/A	14
New Term A/B Financings with DB	19	106,810	Yes	N/A	15
Refinance of Term A/B Financings with DB	4	(2,245)	Yes	N/A	15
Redeemable Series A preferred unit issuance	2	16,131	N/A	N/A	19

For the Three Months Ended June 30, 2016
Net (repayments) on unsecured LOCs	2	$(3,988)	No	N/A	13
Net borrowing (repayments) on mortgages payable and other secured financing	7	(16,986)	Yes	N/A	16
Redeemable Series A preferred unit issuance	1	13,869	N/A	N/A	19

For the Three Months Ended March 31, 2016
Net borrowing on unsecured LOCs	3	$10,488	No	N/A	13
TOB Financing with DB paid in full and collapsed	4	(20,320)	Yes	N/A	15
Redeemable Series A preferred unit issuance	1	10,000	N/A	N/A	19
Interest rate derivative sold	1	(11,000)	N/A	1.0%	17

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

The table below compares total revenues, other income, total interest expense and net income for the Mortgage Revenue Bond Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$11,060	$8,791	$2,269	25.8%	$21,648	$17,570	$4,078	23.2%
Total interest expense	$4,938	$3,391	$1,547	45.6%	$9,509	$7,176	$2,333	32.5%
Net income	$2,593	$2,221	$372	16.7%	$4,822	$4,251	$571	13.4%

The increase in total revenues for the three months ended June 30, 2017 as compared to the same period in 2016 is due to an increase of approximately $2.6 million in recurring investment income from MRBs purchased during 2016 and 2017, offset by a decrease of approximately $195,000 in recurring investment income due to MRB principal payments received, sales and redemptions during 2016 and 2017. The increase in total revenues for the six months ended June 30, 2017 as compared to the same period in 2016 is due to an increase of approximately $4.8 million in recurring investment income from MRBs purchased during 2016 and 2017, offset by a decrease of approximately $571,000 in recurring investment income due to MRB principal payments received, sales and redemptions during 2016 and 2017.

The increase in interest expense for the three months ended June 30, 2017 as compared to the same period in 2016 is attributable to changes in the average interest rate and increased borrowings. Interest expense increased by approximately $973,000 due to an increase of approximately 70 basis points in the average interest rate. Interest expense increased by approximately $956,000 due to an increase of approximately $142.5 million in average principal outstanding, specifically with Term A/B Trusts. These increases are offset by a decrease of approximately $350,000 related to fair value adjustments for interest rate derivatives. The increase in interest expense for the six months ended June 30, 2017 as compared to the same period in 2016 is attributable to changes in the average interest rate and increased borrowings. Interest expense increased by approximately $2.1 million due to an increase of approximately 78 basis points in the average interest rate. Interest expense increased by approximately $1.6 million due to an increase of approximately $122.0 million in average principal outstanding, specifically with Term A/B Trusts. These increases are offset by a decrease of approximately $1.3 million related to fair value adjustments for interest rate derivatives.

The increase in net income for the three months ended June 30, 2017 as compared to the same period in 2016 is due to the changes in total revenues and interest expense above and an increase in amortization of deferred financing costs of approximately $170,000. The increase in net income for the six months ended June 30, 2017 as compared to the same period in 2016 is due to the changes in total revenues and interest expense above, offset by an increase of approximately $498,000 in salaries and RUA expense, and an increase in investment administration fees of $422,000 due to additional investments made in 2016 and 2017.

Public Housing Capital Fund Trust Segment

The PHC Certificates consist of custodial receipts evidencing loans made to several public housing authorities.

The table below compares total revenues and net income for the Public Housing Capital Fund Trust segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
PHC Trusts
Total revenues	$719	$723	$(4)	-0.6%	$1,428	$1,454	$(26)	-1.8%
Total interest expense	$369	$335	$34	10.1%	$714	$635	$79	12.4%
Net income	$350	$388	$(38)	-9.8%	$714	$819	$(105)	-12.8%

The slight decrease in total revenues for the three and six months ended June 30, 2017 to the same periods in 2016 is the result of principal reductions of the PHC Certificates during 2016 and 2017. The slight increase in total interest for the three and six months ended June 30, 2017 to the same periods in 2016 is the result of rising interest rates during 2016 and the first quarter of 2017, offset by reductions in principal outstanding.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties.

The table below compares total revenues, other income, total interest expense, and net income for the MF Properties segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
MF Properties
Total revenues	$3,307	$4,995	$(1,688)	-33.8%	$7,099	$10,069	$(2,970)	-29.5%
Other income (loss) - Gain (loss) on sale of real estate assets	$(16)	$12,443	$(12,459)	-100.1%	$7,153	$12,443	$(5,290)	-42.5%
Total interest expense	$534	$596	$(62)	-10.4%	$1,060	$1,267	$(207)	-16.3%
Net income	$18	$7,972	$(7,954)	-99.8%	$3,764	$7,705	$(3,941)	51.1%

At June 30, 2017 and 2016, the Partnership and its Consolidated Subsidiaries owned six and eight MF Properties, respectively, which contain a total of 1,710 and 2,217 rental units, respectively.

The decrease in total revenues for the three months ended June 30, 2017 as compared to the same period in 2016 is due to a decrease of approximately $1.7 million from the sales of the Arboretum and Woodland Park in 2016 and the sale of Northern View in March 2017, a decrease of approximately $239,000 from declining occupancy at the 50/50 MF Property, and an increase of approximately

$325,000 from the acquisition of Jade Park in September 2016. The decrease in total revenues for the six months ended June 30, 2017 as compared to the same period in 2016 is due to a decrease of approximately $3.1 million from the sales of the Arboretum, Woodland Park and Northern View, a decrease of approximately $465,000 from declining occupancy at the 50/50 MF Property, and an increase of approximately $644,000 from the acquisition of Jade Park in September 2016.

Other income (loss) for the three months ended June 30, 2017 consists primarily of the loss on the sale of land in St. Petersburg, FL. Other income for the six months ended June 30, 2017 consists primarily of the gain on sale of Northern View in March 2017. Other income for the three and six months ended June 30, 2016 consists of the gain on sale of the Arboretum in June 2016.

The decrease in interest expense for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is due primarily to lower principal balances as a result of contractual principal payments.

The decrease in net income for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is due primarily to the change in other income, net of related income tax expenses.

At June 30, 2017, Properties Management, an affiliate of AFCA 2, provided property management services for five of the MF Properties and seven of the properties collateralized by the MRBs.  Management believes this relationship provides greater insight and understanding of the underlying property operations and their ability to meet the Partnership’s debt service requirements.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and has issued property loans due from multifamily projects.

The table below compares total revenues and net income for the Other Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other Investments
Total revenues	$1,148	$424	$724	170.8%	$2,099	$711	$1,388	195.2%
Net income	$1,148	$424	$724	170.8%	$2,099	$711	$1,388	195.2%

The increase in total revenues and net income for the three months ended June 30, 2017 as compared to same period in 2016 are due to an increase of approximately $689,000 from returns on investments in unconsolidated entities due to additional equity contributions made during 2016 and 2017, and an increase of approximately $35,000 in interest income from property loans due to additional principal advances during 2016 and 2017. The increase in total revenues and net income for the six months ended June 30, 2017 as compared to same period in 2016 are due to an increase of approximately $1.3 million from returns on investments in unconsolidated entities due to additional equity contributions made during 2016 and 2017, and an increase of approximately $136,000 in interest income from property loans due to additional principal advances during 2016 and 2017.

Former MBS Securities Investments Segment

In January 2016, the Partnership sold its three remaining MBS Securities and collapsed the related MBS TOB Trusts and paid all obligations in full using proceeds from the sale. The sale of the Partnership’s remaining MBS Securities eliminated the MBS Securities Investments segment in the first quarter of 2016.

The table below compares total revenues and net income for the MBS Securities Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
MBS Securities
Total revenues	$-	$-	$-	N/A	$-	$49	$(49)	-100.0%
Total interest expense	$-	$-	$-	N/A	$-	$15	$(15)	-100.0%
Net income	$-	$-	$-	N/A	$-	$52	$(52)	-100.0%

There were no operations in the MBS Securities Investments segment during the three and six months ended June 30, 2017.

Discussion of the Residential Properties Securing our Mortgage Revenue Bond Holdings and MF Properties

The following tables outline certain information regarding the Residential Properties on which the Partnership holds MRBs as investments and the MF Properties.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  At June 30, 2017, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current at June 30, 2017.

					Economic Occupancy (2)
		Number	Physical Occupancy (1) at June 30,		For the Three Months Ended June 30,
Property Name	State	of Units	2017	2016	2017	2016
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	88	98%	100%	99%	100%
Harden Ranch	CA	100	98%	100%	97%	98%
Montclair Apartments	CA	80	98%	100%	100%	102%
Santa Fe Apartments	CA	89	97%	97%	103%	98%
Seasons at Simi Valley	CA	69	100%	100%	128%	142%
Sycamore Walk	CA	112	99%	98%	98%	102%
Tyler Park Townhomes	CA	88	100%	100%	97%	99%
Westside Village Market	CA	81	100%	99%	96%	101%
Lake Forest Apartments	FL	240	85%	90%	88%	86%
Ashley Square Apartments	IA	144	92%	97%	84%	93%
Brookstone Apartments	IL	168	99%	98%	96%	94%
Copper Gate	IN	128	98%	98%	94%	99%
Renaissance Gateway	LA	208	98%	98%	106%	94%
Live 929 Apartments	MD	575	80%	81%	85%	88%
Woodlynn Village	MN	59	95%	100%	98%	98%
Greens of Pine Glen Apartments	NC	168	96%	96%	88%	90%
Silver Moon	NM	151	89%	91%	87%	84%
Ohio Properties (4)	OH	362	99%	95%	94%	95%
Bridle Ridge Apartments	SC	152	99%	99%	97%	98%
Companion at Thornhill Apartments	SC	178	97%	99%	86%	84%
Cross Creek Apartments	SC	144	96%	98%	95%	93%
Palms at Premier Park	SC	240	98%	98%	88%	83%
Arbors of Hickory Ridge	TN	348	89%	94%	81%	83%
Avistar at Chase Hill	TX	232	75%	87%	72%	78%
Avistar at the Crest	TX	200	92%	95%	78%	84%
Avistar at the Oaks	TX	156	94%	93%	87%	86%
Avistar in 09	TX	133	98%	98%	83%	87%
Avistar on the Boulevard	TX	344	92%	94%	79%	81%
Avistar on the Hills	TX	129	98%	97%	87%	89%
Bella Vista Apartments	TX	144	98%	99%	92%	95%
Bruton Apartments	TX	264	93%	27%	92%	13%
Concord at Gulfgate	TX	288	96%	92%	90%	81%
Concord at Little York	TX	276	96%	90%	89%	73%
Concord at Williamcrest	TX	288	95%	95%	87%	81%
Decatur Angle	TX	302	88%	97%	87%	48%
Heritage Square Apartments	TX	204	89%	96%	81%	80%
Runnymede Apartments	TX	252	100%	99%	96%	97%
South Park Ranch Apartments	TX	192	99%	98%	97%	98%
Vantage at Harlingen	TX	288	95%	86%	73%	65%
Vantage at Judson	TX	288	97%	93%	86%	81%
15 West Apartments (5)	WA	120	99%	n/a	96%	n/a
		8,072	93%	92%	89%	83%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

(2)

Economic occupancy is defined as the net rental income received divided by the maximum amount of rental income expected based on market conditions to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Physical occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

Overall physical occupancy for the stabilized Residential Properties is fairly consistent at June 30, 2017 as compared to June 30, 2016.

Overall economic occupancy increased for the six months ended June 30, 2017 as compared to the same period in 2016. The increase is due primarily to the stabilization of Bruton Apartments and Decatur Angle during the latter half of 2016 when significant progress was made on renovations at each property. Economic occupancy also increased due to the addition of 15 West in the fourth quarter of 2016, which has higher economic occupancy than the average of the portfolio.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  At June 30, 2017, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated non-stabilized properties was current at June 30, 2017.

					Economic Occupancy (2)
		Number	Physical Occupancy (1) at June 30,		For the Three Months Ended June 30,
Property Name	State	of Units	2017	2016	2017	2016
Non-Consolidated Properties-Non Stabilized (3)
Courtyard Apartments (4)	CA	108	99%	n/a	100%	n/a
Harmony Court Bakersfield (4)	CA	96	94%	n/a	92%	n/a
Harmony Terrace (4)	CA	136	100%	n/a	135%	n/a
Las Palmas (4)	CA	81	100%	n/a	93%	n/a
San Vicente (4)	CA	50	98%	n/a	98%	n/a
Seasons Lakewood (4)	CA	85	99%	n/a	107%	n/a
Seasons San Juan Capistrano (4)	CA	112	96%	n/a	98%	n/a
Summerhill (4)	CA	128	97%	n/a	98%	n/a
The Village at Madera (4)	CA	75	97%	n/a	97%	n/a
Columbia Gardens	SC	188	90%	78%	75%	78%
Willow Run	SC	200	93%	88%	76%	74%
Avistar at Copperfield (4)	TX	192	72%	n/a	67%	n/a
Avistar at the Parkway	TX	236	86%	70%	75%	42%
Avistar at Wilcrest (4)	TX	88	78%	n/a	71%	n/a
Avistar at Wood Hollow (4)	TX	409	70%	n/a	75%	n/a
Crossing at 1415	TX	112	90%	37%	60%	33%
Heights at 515	TX	96	92%	63%	71%	54%
Oaks at Georgetown (4)	TX	192	96%	n/a	86%	n/a
		2,584	88%	71%	85%	56%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)

Economic occupancy is defined as the net rental income received divided by the maximum amount of rental income expected based on market conditions to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Physical occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)

During the second quarter of 2017, these properties were under construction or renovation.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4)	Previous period occupancy numbers are not available as these are new investments subsequent to the second quarter of 2016.

Physical and economic occupancy increased in the first six months of 2017 as compared to the same period in 2016. The increase is primarily due to the addition of non-stabilized Residential Properties with high occupancy in the fourth quarter of 2016 and the first quarter of 2017. These new Residential Properties are scheduled for major rehabilitations and may show a decline in physical and economic occupancy until the rehabilitations are completed. There is no comparable data for the non-stabilized Residential Properties in the first six month of 2016 since they were either under significant renovations or were new investments.

MF Properties

The MF Properties are owned by the Partnership and the Greens Hold Co. We own two MF Properties directly and the remaining MF Properties are wholly-owned by the Greens Hold Co.  The properties are encumbered by mortgage loans and other secured financing with an aggregate net principal balance of $50.8 million at June 30, 2017.  We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  At June 30, 2017, all the MF Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our mortgages payable and other secured financing was current at June 30, 2017.

					Economic Occupancy (2)
		Number	Physical Occupancy (1) at June 30,		For the Three Months Ended June 30,
Property Name	State	of Units	2017	2016	2017	2016
MF Properties-Stabilized (3)
Suites on Paseo	CA	394	88%	84%	97%	77%
Jade Park (4)	FL	144	81%	n/a	75%	n/a
Eagle Village	IN	511	77%	77%	82%	87%
The 50/50 MF Property	NE	475	72%	97%	72%	97%
Residences at DeCordova	TX	110	99%	95%	93%	94%
Residences at Weatherford	TX	76	100%	100%	97%	101%
		1,710	81%	87%	85%	88%

((1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)

Economic occupancy is defined as the net rental income received divided by the maximum amount of rental income expected based on market conditions to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Physical occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

Physical and economic occupancy decreased in the first six months of 2017 as compared to the same period in 2016 due to declining occupancy at the 50/50 MF Property and the addition of Jade Park with a physical occupancy that is lower than the average of other MF Properties. The Partnership is implementing marketing and pricing changes at the 50/50 MF Property to increase physical occupancy for the fall 2017 semester. Jade Park is currently undergoing an in-place rehabilitation, which has resulted in lower physical and economic occupancy. Occupancy at Jade Park is expected to increase as renovations are completed in the coming quarter.

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues and total expenses, and net income for the three and six months ended June 30, 2017 and 2016 and should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The table below compares revenue and other income for the Partnership for the periods presented:

Change in Total Revenues and Other Income (in 000’s)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues and Other Income:
Property revenues	$3,306	$4,995	$(1,689)	-33.8%	$7,037	$10,070	$(3,033)	-30.1%
Investment income	12,174	9,010	3,164	35.1%	23,644	18,167	5,477	30.1%
Contingent interest income	87	45	42	93.3%	219	219	-	0.0%
Other interest income	667	883	(216)	-24.5%	1,312	1,397	(85)	-6.1%
Other income	-	-	-	N/A	62	-	62	100.0%
Gain (loss) on sale of real estate assets	(16)	12,443	(12,459)	-100.1%	7,153	12,443	(5,290)	-42.5%
Gain on sale of securities	-	-	-	N/A	-	8	(8)	N/A
Total Revenues and Other Income	$16,218	$27,376	$(11,158)	-40.8%	$39,427	$42,304	$(2,877)	-6.8%

Discussion of the Total Revenues and Other Income for the Three Months Ended June 30, 2017 and 2016

Property revenues.  The decrease in property revenues for the three months ended June 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $1.7 million from the sales of the Arboretum and Woodland Park in June and July 2016, respectively, and the sale of Northern View in March 2017;
•	A decrease of approximately $239,000 related to declining occupancy at the 50/50 MF Property; and
•	An increase of approximately $325,000 from the acquisition of Jade Park in September 2016.

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates, MBS Securities (for 2016 only) and other equity investments.  The increase in investment income for the three months ended June 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	An increase of approximately $2.6 million in recurring investment income from MRBs purchased during 2016 and 2017;
•	An increase of approximately $689,000 from returns on investments in unconsolidated entities due to additional equity contributions made during 2016 and 2017; and
•	A decrease of approximately $195,000 in recurring investment income due to MRB principal payments received, sales and redemptions during 2016 and 2017.

Contingent interest income. For the three months ended June 30, 2017, contingent interest income was received from available excess cash at Lake Forest. For the three months ended June 30, 2016, contingent interest income was received from available excess cash at Ashley Square.

Other interest income. Other interest income is comprised primarily of interest income on property loans. The decrease in other interest income for the three months ended June 30, 2017 as compared to the same period in 2016 was due to the following factors:

•	A decrease of approximately $277,000 in interest income due to one-time collections related to bond settlements prior to 2016 received in the second quarter of 2016; and
•	An increase of approximately $75,000 in interest income from loans to Vantage at Brooks, Vantage at New Braunfels, and the Winston Group due to additional advances in 2016 and 2017.

Gain (loss) on sale of real estate assets.  The loss reported for the three months ended June 30, 2017, is primarily from the sale of land in St. Petersburg, FL in May 2017. The gain reported for the three months ended June 30, 2016, is from the sale of the Arboretum in June 2016.

Discussion of the Total Revenues and Other Income for the Six Months Ended June 30, 2017 and 2016

Property revenues.  The decrease in property revenues for the six months ended June 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $3.1 million from the sales of the Arboretum and Woodland Park in June and July 2016, respectively, and the sale of Northern View in March 2017;
•	A decrease of approximately $477,000 related to declining occupancy at the 50/50 MF Property; and
•	An increase of approximately $644,000 from the acquisition of Jade Park in September 2016.

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates, MBS Securities (for 2016 only) and other equity investments.  The increase in investment income for the six months ended June 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	An increase of approximately $4.8 million in recurring investment income from MRBs purchased during 2016 and 2017;
•	An increase of approximately $1.3 million from returns on investments in unconsolidated entities due to additional equity contributions made during 2016 and 2017;
•	A decrease of approximately $571,000 in recurring investment income due to MRB principal payments received, sales and redemptions during 2016 and 2017; and
•	A decrease of approximately $39,000 in recurring investment income due to sale of the MBS Securities in January 2016 and principal paydowns on the PHC investments during 2016 and 2017.

Contingent interest income. For the six months ended June 30, 2017, contingent interest income was received from available excess cash at Lake Forest. For the six months ended June 30, 2016, contingent interest income was received from available excess cash at Ashley Square.

Other interest income. Other interest income is comprised primarily of interest income on property loans. The decrease in other interest income for the six months ended June 30, 2017 as compared to the same period in 2016 was due to the following factors:

•	A decrease of approximately $277,000 in interest income due to one-time collections related to bond settlements prior to 2016 received in the second quarter of 2016; and
•	An increase of approximately $223,000 in interest income from loans to Vantage at Brooks, Vantage at New Braunfels, and the Winston Group due to additional advances in 2016 and 2017.

Gain (loss) on sale of real estate assets.  The gain reported for the six months ended June 30, 2017, is primarily from the sale of Northern View in March 2017. The gain reported for the six months ended June 30, 2016, is from the sale of the Arboretum in June 2016.

The table below compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,621	$2,369	$(748)	-31.6%	$4,105	$5,006	$(901)	-18.0%
Impairment charge	-	62	(62)	N/A	-	62	(62)	N/A
Depreciation and amortization	1,271	1,807	(536)	-29.7%	2,863	3,932	(1,069)	-27.2%
Amortization of deferred financing costs	563	392	171	43.6%	1,303	924	379	41.0%
Interest	5,841	4,322	1,519	35.1%	11,284	9,092	2,192	24.1%
General and administrative	2,876	2,765	111	4.0%	6,007	5,097	910	17.9%
Total Expenses	$12,172	$11,717	$455	3.9%	$25,562	$24,113	$1,449	6.0%

Discussion of the Total Expenses for the Three Months Ended June 30, 2017 and 2016

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the three months ended June 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $790,000 related to the sales of the Arboretum and Woodland Park during 2016 and Northern View in March 2017;
•	A decrease of approximately $152,000 at the Suites on Paseo related to generally improving operations since acquisition in September 2015; and
•	An increase of approximately $222,000 related to the acquisition of Jade Park in September 2016.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the three months ended June 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $468,000 in depreciation related to the sales of the Arboretum and Woodland Park during 2016 and Northern View in 2017;
•	A decrease of approximately $153,000 in amortization at the Suites on Paseo due to the full amortization of acquired in-place leases during 2016; and
•	An increase of approximately $105,000 in depreciation related to the acquisition of Jade Park in September 2016.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The increase in amortization of deferred financing costs for the three months ended June 30, 2017 as compared to the same period in 2016 is due primarily to $132,000 additional expense related to Term A/B Trusts executed after the second quarter of 2016.

Interest expense. The increase in interest expense for the three months ended June 30, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $901,000 due to an increase of approximately 56 basis points in the average interest rate;
•	An increase of approximately $969,000 due to an increase of approximately $132.0 million in average principal outstanding, specifically with Term A/B Trusts; and
•	A decrease of approximately $350,000 related to fair value adjustments for interest rate derivatives.

General and administrative expenses.  General and administrative expenses were consistent for the three months ended June 30, 2017 as compared to the same period in 2016.

Discussion of the Total Expenses for the Six Months Ended June 30, 2017 and 2016

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the six months ended June 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $1.4 million related to the sales of the Arboretum and Woodland Park during 2016 and Northern View in March 2017; and
•	An increase of approximately $492,000 related to the acquisition of Jade Park in September 2016.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the six months ended June 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $859,000 in depreciation related to the sales of the Arboretum and Woodland Park during 2016 and Northern View in 2017;
•	A decrease of approximately $614,000 in amortization at the Suites on Paseo due to the full amortization of acquired in-place leases during 2016; and
•	An increase of approximately $439,000 in depreciation related to the acquisition of Jade Park in September 2016.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The increase in amortization of deferred financing costs for the six months ended June 30, 2017 as compared to the same period in 2016 is due primarily to $203,000 additional expense related to the $20 million secured line of credit arrangement initiated in December 2016, and an increase of approximately $242,000 related to new Term A/B Trust financings in 2016 and 2017.

Interest expense. The increase in interest expense for the six months ended June 30, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $2.0 million due to an increase of approximately 65 basis points in the average interest rate;
•	An increase of approximately $1.5 million due to an increase of approximately $105.2 million in average principal outstanding, specifically with Term A/B Trusts; and
•	A decrease of approximately $1.3 million related to fair value adjustments for interest rate derivatives.

General and administrative expenses.  The increase in general and administrative expenses for the six months ended June 30, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $610,000 due to restricted unit awards first issued in September 2016;
•	An increase of approximately $405,000 for administrative fees due an increase in assets owned by the Partnership; and
•	A decrease of approximately $65,000 in professional fees.

Discussion of the Income Tax Expense for the Three and Six Months Ended June 30, 2017 and 2016

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in the MF Properties, except for Suites on Paseo and Jade Park. The gain on sale of Northern View in March 2017 and normal operating income of the owned MF Properties are subject to federal and state income taxes and the Partnership recorded income tax expense (benefit) of approximately ($63,000) and $2.4 million for the three and six months ended June 30, 2017. The gain on sale of the Arboretum in June 2016, net of NOLs carryforwards, are subject to federal and state income taxes and the Partnership recorded income tax expense of approximately $4.7 million for the three and six months ended June 30, 2016.

Cash Available for Distribution (“CAD”)

The Partnership believes that CAD provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income and adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond issuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds and property loans, and Restricted Units compensation expense, to the Partnership’s net income (loss) as computed in accordance with GAAP, and deducts Tier 2 income (see Note 3 to the Partnership’s condensed consolidated financial statements) attributable to the Partnership as defined in the Amended and Restated LP Agreement.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income that is calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The table below shows the calculation of CAD (and a reconciliation of the Partnership’s GAAP net income to CAD) for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Partnership net income	$4,109,400	$11,005,930	$11,398,262	$13,537,630
Change in fair value of derivatives and interest rate derivative amortization	181,420	531,389	302,769	1,641,796
Depreciation and amortization expense	1,270,379	1,806,732	2,863,205	3,931,630
Impairment charge	-	61,506	-	61,506
Amortization of deferred financing costs	562,585	392,493	1,302,823	924,680
Restricted units compensation expense	438,893	-	609,733	-
Deferred income taxes	(201,000)	553,000	(365,000)	553,000
Redeemable Series A preferred unit distribution and accretion	(432,550)	(124,982)	(757,192)	(126,666)
Tier 2 Income distributable to the General Partner (1)	(16,224)	(2,096,982)	(1,120,625)	(2,140,581)
Bond purchase premium (discount) amortization (accretion), net of cash received	(26,741)	33,668	(50,248)	68,364
Total CAD	$5,886,162	$12,162,754	$14,183,727	$18,451,359

Weighted average number of units outstanding, basic	59,862,969	60,252,928	59,950,328	60,252,928
Net income per unit, basic	$0.06	$0.15	$0.16	$0.19
Total CAD per unit, basic	$0.10	$0.20	$0.24	$0.31
Distributions per unit	$0.125	$0.125	$0.250	$0.250

(1)

As described in Note 3 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and Unitholders as a class and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.  For the three months ended June 30, 2017, the Partnership reported Tier 2 income distributable to the General Partner of approximately $22,000 from contingent interest received from Lake Forest offset by a loss of approximately $5,000 on the sale of land in St. Petersburg, FL. For the three months ended June 30, 2016, the Partnership reported Tier 2 income distributable to the General Partner of approximately $2.1 million from the gain on the sale of the Arboretum and approximately $11,000 from contingent interest received from Ashley Square to the General Partner. For the six months ended June 30, 2017, the Partnership reported Tier 2 income distributable to the General Partner of approximately $1.1 million from the net gain on the sale of Northern View and approximately $55,000 from contingent interest received from Lake Forest, offset by a $5,000 loss on the sale of land in St. Petersburg, FL.  For the six months ended June 30, 2016, the Partnership reported Tier 2 income distributable to the General Partner of approximately $2.1 million from the gain on the sale of the Arboretum and approximately $55,000 from contingent interest received from Ashley Square.

There was no non-recurring CAD per unit earned by the Partnership for the three and six months ended June 30, 2017 and 2016.

Liquidity and Capital Resources

The Partnership’s principal source of cash flow includes:

•	Interest income earned on MRBs;
•	Interest income earned on the PHC Certificates;
•	Excess cash flow generated by the MF Properties;
•	Excess proceeds from the sale of assets; and
•	Cash flow, net of expenses, from general Partnership operations.

Additional sources of cash flow may include:

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

Other sources of cash available to the Partnership include:

•	Operating line of credit;
•	Secured and unsecured lines of credit;
•	Debt financing;
•	Mortgages payable and other secured financings;
•	Sale of Series A Preferred Units; and
•	Sale of additional BUCs.

At June 30, 2017, the Partnership had borrowed the following amounts:

•	Debt financing, net - $597.5 million; and
•	Mortgages payable and other secured financing, net - $50.8 million.

In addition, as of June 30, 2017, the Partnership had issued 5.7 million Series A Preferred Units at a subscription price of $10.00 per unit.  We issued approximately 1.6 million Series A Preferred Units during the six months ended June 30, 2017 for gross proceeds of approximately $16.1 million. We did not issue any BUCs during 2017 or 2016.

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

(ii)	Payment of interest and principal on unsecured and secured lines of credit

We maintain two unsecured lines of credit: an operating and a revolving line of credit. Our operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make prepayments of the principal to reduce outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the six months ended June 30, 2017. In addition, we have fulfilled this requirement for the third quarter of 2017. Our $50 million revolving line of credit may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on the line of credit are due on the 270th day following the advance date, but may be extended by making certain payments for up to an additional 270 days. Our $20 million secured term line of credit was used to finance the purchase of MRBs and matured in March 2017. The secured line of credit was closed and is not available for use by the Partnership at June 30, 2017.

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

(iv)	Payment of distributions to the Unitholders – Series A Preferred Unit and BUC holders

Distributions to the Series A Preferred unitholders, if declared by the General Partner, will be paid at a fixed rate of 3.0% annually.  The Series A Preferred Units are non-cumulative, non-voting, non-convertible and are senior to BUC holders.

Distributions to the BUC holders may increase or decrease at the determination of the General Partner.  The per unit distributions primarily depend on the amount of interest and other cash received by us from our portfolio of MRBs and other investments, the amount of our outstanding debt and the effective interest rates paid by us on this debt, the level of operating and other cash expenses incurred by us, and the number of units outstanding.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall 70% leverage constraint, as previously established by the Board of Managers (the “Board”) of Burlington, which is the general partner of the Partnership’s general partner.  The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We defined our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, initial finance costs and the MF Properties at cost. At June 30, 2017, our overall leverage ratio was approximately 66%.

Cash Flows

During the six months ended June 30, 2017, we used $5.4 million of cash, which was the net result of $8.2 million provided by operating activities, $50.4 million used in investing activities, and $36.8 million provided by financing activities.

Cash provided by operating activities totaled $8.2 million for the six months ended June 30, 2017, as compared to cash provided by operating activities of $11.3 million for the six months ended June 30, 2016. The decrease is due primarily to utilization of NOL carryforwards in 2016 that decreased the effective income tax due on the sale of the Arboretum as compared to 2017.

Cash used in investing activities totaled $50.4 million for the six months ended June 30, 2017, as compared to cash provided by investing activities of $40.2 million for the six months ended June 30, 2016. The decrease is due primarily to three factors. First, there was an increase of $48.1 million of cash used for MRB acquisitions in 2017 as compared to 2016. Second, the sale of MRBs and MBS Securities in 2016 resulted in cash of $24.3 million and such sale did not reoccur in the first six months of 2017. Third, there was a decrease in cash proceeds from the sale of MF Properties of $16.5 million as compared to 2016 due to the Arboretum sale in 2016 having a higher price than the Northern View sale in 2017.

Cash provided by financing activities totaled $36.8 million for the six months ended June 30, 2017, as compared to cash used in financing activities of $25.5 million for the six months ended June 30, 2016. The change is due primarily to an increase of net proceeds from Debt Financing of $124.5 million, which was offset by a decrease of net proceeds from unsecured and secured lines of credit of $66.5 million.

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

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the six months ended June 30, 2017 as disclosed herein.

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

Mortgage Revenue Bonds and PHC Certificate Sensitivity Analysis

A third-party pricing service is used to value our MRBs starting in the second quarter of 2017. The pricing service uses a discounted cash flow and yield to maturity or call analyses which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield on similar MRBs, specific terms of the MRB, and various characteristics of underlying property serving as collateral for the MRB such as debt service coverage ratio, loan to value, and other characteristics.

We value the PHC Certificates based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the trusts’ certificates. The valuation methodology of our third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. The fair value estimate by the third-party pricing service encompasses the use of judgment in its application.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates at June 30, 2017:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$768,130	2.6%	- 9.9%	2.9%	- 10.9%	$23,400
PHC Certificates	55,791	4.9%	- 5.8%	5.4%	- 6.3%	1,821

Geographic Risk

The properties securing the MRBs are geographically dispersed throughout the United States with significant concentrations (geographic risk) in Texas, California, and South Carolina.  At June 30, 2017 and December 31, 2016, the geographic concentration in Texas as a percentage of the total MRB principal outstanding was approximately 50% and 45%, respectively.  At June 30, 2017 and December 31, 2016, the geographic concentration in California as a percentage of the total MRB principal outstanding was approximately 18% and 20%, respectively.   At June 30, 2017 and December 31, 2016, the geographic concentration in South Carolina as a percentage of the total MRB principal outstanding was approximately 11% and 12%, respectively.  After review of the properties’ economic performance in Texas, California and South Carolina as compared to general market conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At June 30, 2017, the total costs of borrowing by investment type were as follows:

•	range between approximately 4.2% and 4.5% for the unsecured LOCs;
•	range between approximately 2.3% and 2.8% for the M24, M31, and M33 TEBS facilities;
•	range between approximately 4.0% and 4.4% for the TOB Trusts securitized by MRBs;
•	range between approximately 3.6% and 4.5% for the Term A/B Trusts securitized by MRBs;
•	range between approximately 3.1% and 3.2% for the PHC Trust Certificates TOB Trusts; and
•	range between approximately 3.9% and 4.8% for the MF Property mortgages and other secured financing.

The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at June 30, 2017:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate	Index	Variable Debt Financing Facility Hedged	Counterparty	Fair Value - Asset (Liability) (1)
Sept 2010	$29,609,667	Sept 2017	3.0%	SIFMA	M24 TEBS	Bank of New York Mellon	$-
Sept 2010	29,609,667	Sept 2017	3.0%	SIFMA	M24 TEBS	Barclays Bank PLC	-
Sept 2010	29,609,667	Sept 2017	3.0%	SIFMA	M24 TEBS	Royal Bank of Canada	-
Aug 2013	88,829,000	Sept 2017	1.5%	SIFMA	M24 TEBS	Deutsche Bank	-
July 2014	30,850,250	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	1,002
July 2014	30,850,250	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	1,002
July 2014	30,850,250	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	1,002
July 2015	27,813,538	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	12,207
July 2015	27,813,538	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	12,207
July 2015	27,813,538	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	12,207
June 2017	92,550,751	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	105,269
June 2017	83,440,615	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	376,893
							$521,789

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

The Partnership has contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. In the second quarter of 2017, the Partnership determined that due to the stabilization of the Decatur Angle and Bruton MRB properties and securitization of the related MRBs into fixed rate Term A/B Trust financings, the interest rate swaps were not needed to mitigate interest rate risk on financings related to the MRBs. The Partnership then determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts.  The following table summarizes the terms of the interest rate swaps at June 30, 2017 and December 31, 2016:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	June 30, 2017 - Fair Value of Liability	December 31, 2016 - Fair Value of Liability
Sept 2014	$22,899,450	Oct 2016	Oct 2021	1.96%	0.85%	70% 30-day LIBOR	Deutsche Bank	$(652,598)	$(738,574)
Sept 2014	18,108,276	April 2017	April 2022	2.06%	0.85%	70% 30-day LIBOR	Deutsche Bank	(630,839)	(600,709)
								$(1,283,437)	$(1,339,283)

Interest Rates Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$5,600	$(11,258)	$(22,592)	$(34,064)	$(45,983)
TEBS Debt Financings	396,013	(791,891)	(1,238,197)	(1,215,380)	(1,187,397)
Other Investment Financings	(29,557)	59,076	118,101	177,076	236,000
Total	$372,056	$(744,073)	$(1,142,688)	$(1,072,368)	$(997,380)

The interest rate sensitivity table (“Table”) represents the change in interest income from investments net of interest on debt and interest rate derivative expenses over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve.  Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions.

No assurance can be made that the assumptions included in the Table presented herein will occur or that other events would not occur that would affect the outcomes of the analysis.  Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates.

As the above information incorporates only those material positions or exposures that existed as of June 30, 2017, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s 2016 Annual Report on Form 10‑K, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the six months ended June 30, 2017, except for the risks disclosed in the following paragraphs.

There are many risks related to the construction of Residential Properties that may affect the mortgage revenue bonds issued to finance these properties and multifamily properties that underlie our Investments in Unconsolidated Entities.

We may invest in mortgage revenue bonds secured by residential housing properties, and we make equity investments in limited liability companies created to develop, construct and operate multifamily properties. Construction of such properties generally takes approximately twelve to eighteen months. The principal risk associated with these investment activities is that construction of the underlying properties may be substantially delayed or never completed. This may occur for many reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.

If a property is not completed or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the mortgage revenue bond financing such property or otherwise result in a default under the mortgage loan that secures our mortgage revenue bond on the property. In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our mortgage revenue bond and we may suffer a loss of capital as a result. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable property loan. Any return on this additional investment would be taxable. Also, if we foreclose on a property, we will no longer receive interest on the bond issued to finance the property. The overall return to us from our investment in such property is likely to be less than if the construction had been completed on time or within budget.

As it relates to our equity investments, if a property is not completed or costs more to complete than anticipated, it may cause us to receive less distributions than expected. Furthermore, we may be prevented from receiving a return on our investments or recovering our initial investment, which would likely adversely affect our results of operations.

There are various risks associated with our Investments in Unconsolidated Entities.

Our Investments in Unconsolidated Entities represent equity investments in limited liability companies created to develop, construct and operate multifamily properties. We are entitled to certain distributions under the terms of the investees’ governing documents based on the availability of cash to pay such distributions. The only sources of cash flows for such distributions are either the net cash flows from the operation of the property, the cash proceeds from a sale of the property, or through the permanent financing in the form of a mortgage revenue bond. The net cash flow from the operation of a property may be affected by many factors, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily properties and general and local economic conditions. Sale proceeds are primarily dependent, among other things, on the value of a property to a prospective buyer at the time of its sale. If there are no net cash flows from operations or insufficient proceeds from a sale or a refinancing event, we are unlikely to receive distributions from our investees and we may be unable to recover our investments in these entities.

There is a risk associated with a third-party developer that has provided guarantees of our returns on Investments in Unconsolidated Entities.

One developer has provided a guarantee of returns on our Investments in Unconsolidated Entities during the period of construction of the underlying multifamily property.  The guarantees remain through the two-year anniversary of construction completion of each multifamily property up to a maximum amount for each investment. If the underlying multifamily properties do not generate sufficient cash proceeds, either through net cash flows from operations or upon a sale event or through the permanent financing in the form of a mortgage revenue bond, then we are entitled to enforce the guarantee against the developer. If the developer is unable to perform on the guarantee, we may be prevented from realizing our returns earned on our Investments in Unconsolidated Entities during the period of construction which may result in the recognition of losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 8, 2017, the Partnership announced that the Board of Managers of Burlington, which is the general partner of the Partnership’s General Partner, authorized a unit repurchase program for up to 254,656 of the Partnership’s outstanding BUCs.  Under the terms of the repurchase program, BUCs may be repurchased from time to time at the Partnership’s discretion on the open market, through block trades, or otherwise, subject to market conditions, applicable legal requirements, and other considerations.  The program does not have a stated expiration date and will continue until all the BUCs authorized under the program have been repurchased, or the program is otherwise modified or terminated by the Board in its sole discretion.  For the six months ended June 30, 2017, the Partnership repurchased 254,656 BUCs under the program for approximately $1.5 million.

Information on the BUCs repurchased during the three months ended June 30, 2017 under the program is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
April 1 - April 30, 2017	-	$-	-	109,908
May 1 - May 31, 2017	109,908	5.85	109,908	-
June 1 - June 30, 2017	-	-	-	-
	109,908	$5.85	109,908

Item 6. Exhibits.

The following exhibits are filed as required by Item 15(a)(3) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1

Fourth Amendment to Credit Agreement dated May 22, 2017 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 25, 2017).

10.2	Regulatory Margin Self-Disclosure Letter date June 30, 2017 between ATAX TEBS II, LLC and the International Swaps and Derivatives Association, Inc.

10.3	Rate Cap Agreement dated June 28, 2017 between ATAX TEBS II, LLC and Barclays Bank PLC.

10.4	Regulatory Margin Self-Disclosure Letter date June 30, 2017 between ATAX TEBS III, LLC and the International Swaps and Derivatives Association, Inc.

10.5	Rate Cap Agreement dated June 28, 2017 between ATAX TEBS III, LLC and Barclays Bank PLC.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2017and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Partners’ Capital for the six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: August 7, 2017	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: August 7, 2017	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer