Form 10-Q
period 2017-09-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2017-11-06
CIK 1059142

Fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. (“ATAX”) and its wholly-owned subsidiaries. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Partnership’s report for additional details.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	Unaudited
Assets
Cash and cash equivalents	$35,556,115	$20,748,521
Restricted cash	2,449,346	6,757,699
Interest receivable, net	7,319,913	6,983,203
Mortgage revenue bonds held in trust, at fair value (Note 6)	739,967,192	590,194,179
Mortgage revenue bonds, at fair value (Note 6)	39,346,686	90,016,872
Public housing capital fund trusts, at fair value (Note 7)	54,913,748	57,158,068
Real estate assets: (Note 8)
Land and improvements	10,798,832	17,354,587
Buildings and improvements	105,323,268	113,089,041
Real estate assets before accumulated depreciation	116,122,100	130,443,628
Accumulated depreciation	(17,623,467)	(16,217,028)
Net real estate assets	98,498,633	114,226,600
Investment in unconsolidated entities (Note 9)	34,335,649	19,470,006
Property loans, net of loan loss allowance (Note 10)	31,194,704	29,763,334
Other assets (Note 12)	9,613,734	8,795,192
Total Assets	$1,053,195,720	$944,113,674

Liabilities
Accounts payable, accrued expenses and other liabilities	$8,297,418	$7,255,327
Distribution payable	7,607,693	8,017,950
Unsecured lines of credit (Note 13)	12,471,000	40,000,000
Secured line of credit, net (Note 14)	-	19,816,667
Debt financing, net (Note 15)	594,635,819	495,383,033
Mortgages payable and other secured financing, net (Note 16)	50,579,400	51,379,512
Derivative swaps, at fair value (Note 17)	1,196,701	1,339,283
Total Liabilities	674,788,031	623,191,772

Commitments and Contingencies (Note 18)

Redeemable Series A preferred units, approximately $77.0 and $40.9 million redemption value, 10.0 million authorized, 7.7 million and 4.1 million issued and outstanding, respectively (Note 19)	76,855,492	40,788,034

Partnersʼ Capital
General Partner (Note 1)	331,429	102,536
Beneficial Unit Certificate holders	301,220,768	280,026,669
Total Partnersʼ Capital	301,552,197	280,129,205
Noncontrolling interest	-	4,663
Total Capital	301,552,197	280,133,868
Total Liabilities and Partnersʼ Capital	$1,053,195,720	$944,113,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Property revenues	$3,244,440	$3,414,788	$10,280,940	$13,483,760
Investment income	12,242,533	9,071,460	35,886,934	27,238,601
Contingent interest income	-	90,000	219,217	309,396
Other interest income	735,123	645,691	2,047,056	2,043,162
Other income	12,734	-	75,371	-
Total revenues	16,234,830	13,221,939	48,509,518	43,074,919
Expenses:
Real estate operating (exclusive of items shown below)	2,225,845	2,252,939	6,331,145	7,259,071
Impairment charge	-	-	-	61,506
Depreciation and amortization	1,259,055	1,361,259	4,122,260	5,292,889
Amortization of deferred financing costs	577,413	425,520	1,880,236	1,350,200
Interest expense	5,714,181	3,485,172	16,997,761	12,577,361
General and administrative	3,197,853	2,377,148	9,205,183	7,474,500
Total expenses	12,974,347	9,902,038	38,536,585	34,015,527
Other Income:
Gain (loss) on sale of real estate assets	-	1,633,973	7,152,512	14,076,902
Gain on sale of securities	-	-	-	8,097
Income before income taxes	3,260,483	4,953,874	17,125,445	23,144,391
Income tax expense (benefit)	(285,000)	331,000	2,110,047	4,984,000
Net income	3,545,483	4,622,874	15,015,398	18,160,391
Net income (loss) attributable to noncontrolling interest	-	(668)	71,653	(781)
Partnership net income	3,545,483	4,623,542	14,943,745	18,161,172
Redeemable Series A preferred unit distributions and accretion	(523,682)	(181,969)	(1,280,874)	(308,635)
Net income available to Partners	$3,021,801	$4,441,573	$13,662,871	$17,852,537

Net income (loss) available to Partners and noncontrolling interest allocated to:
General Partner	$30,218	$324,059	$1,212,429	$2,513,126
Limited Partners - Unitholders	2,936,408	4,115,889	12,325,639	15,337,786
Limited Partners - Restricted Unitholders	55,175	1,625	124,803	1,625
Noncontrolling interest	-	(668)	71,653	(781)
	$3,021,801	$4,440,905	$13,734,524	$17,851,756
Unitholdersʼ interest in net income per unit (basic and diluted):
Net income per unit, basic and diluted	$0.05	$0.07	$0.21	$0.25
Distributions declared, per unit	$0.125	$0.125	$0.375	$0.375
Weighted average number of units outstanding, basic	59,811,578	60,176,937	59,904,078	60,227,413
Weighted average number of units outstanding, diluted	59,811,578	60,176,937	59,904,078	60,227,413

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,545,483	$4,622,874	$15,015,398	$18,160,391
Reversal of net unrealized gain on sale of securities	-	-	-	(236,439)
Unrealized gain (loss) on securities	1,813,314	(29,432,805)	31,020,368	42,738,951
Unrealized gain (loss) on bond purchase commitments	189,875	(4,596,110)	955,598	6,988,349
Comprehensive income (loss)	5,548,672	(29,406,041)	46,991,364	67,651,252
Comprehensive income (loss) allocated to noncontrolling interest	-	(668)	71,653	(781)
Partnership comprehensive income (loss)	$5,548,672	$(29,405,373)	$46,919,711	$67,652,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

(UNAUDITED)

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$102,536	60,224,538	$280,026,669	$4,663	$280,133,868	$38,895,484
Distribution to noncontrolling interest	-	-	-	(76,316)	(76,316)
Distributions paid or accrued
Regular distribution	(194,272)	-	(19,232,974)	-	(19,427,246)	-
Distribution of Tier 2 earnings (Note 3)	(1,120,625)	-	(3,361,875)	-	(4,482,500)	-
Net income (loss) allocable to Partners	1,212,429	-	12,450,442	71,653	13,734,524	-
Repurchase of Beneficial Unit Certificates	-	(254,656)	(1,466,222)	-	(1,466,222)	-
Restricted units awarded	-	283,046	-	-	-	-
Restricted units compensation expense	11,601	-	1,148,522	-	1,160,123	-
Unrealized gain on securities	310,204	-	30,710,164	-	31,020,368	31,020,368
Unrealized gain on bond purchase commitment	9,556	-	946,042	-	955,598	955,598
Balance at September 30, 2017	$331,429	60,252,928	$301,220,768	$-	$301,552,197	$70,871,450

	General Partner	# of Units	Beneficial Unit Certificate Holders	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$399,077	60,252,928	$312,720,264	$5,486	$313,124,827	$60,963,687
Reversal of net unrealized gain sale of securities	(2,364)	-	(234,075)	-	(236,439)	(236,439)
Distributions paid or accrued	(2,586,413)	-	(22,594,848)	-	(25,181,261)	-
Net income (loss) allocable to Partners	2,513,126	-	15,339,411	(781)	17,851,756	-
Repurchase of Beneficial Unit Certificates	-	(238,936)	(1,409,726)	-	(1,409,726)	-
Restricted units awarded	-	238,936	-	-	-	-
Restricted units compensation expense	311	-	30,739	-	31,050	-
Unrealized gain on securities	427,390	-	42,311,561	-	42,738,951	42,738,951
Unrealized gain on bond purchase commitment	69,883	-	6,918,466	-	6,988,349	6,988,349
Balance at September 30, 2016	$821,010	60,252,928	$353,081,792	$4,705	$353,907,507	$110,454,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$15,015,398	$18,160,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,122,260	5,292,889
Provision for loan loss	(55,000)	-
Gain on sale of real estate assets	(7,152,512)	(14,076,902)
Gain on sale of securities	-	(8,097)
Non-cash loss on derivatives	369,686	1,378,112
Restricted unit compensation expense	1,160,123	31,050
Bond premium/discount amortization	(113,861)	(113,923)
Amortization of deferred financing costs	1,880,236	1,350,200
Deferred income tax expense (benefit)	(374,000)	417,000
Change in preferred return receivable from unconsolidated entities	(2,176,131)	(307,165)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(336,710)	(1,662,253)
(Increase) decrease in other assets	(231,498)	133,761
Increase (decrease) in accounts payable and accrued expenses	1,058,638	(827,131)
Net cash provided by operating activities	13,166,629	9,767,932
Cash flows from investing activities:
Capital expenditures	(290,042)	(540,602)
Proceeds from sale of MF Properties	13,750,000	45,850,001
Proceeds from sale of land held for development	3,000,000	-
Proceeds from sale of mortgage revenue bond	-	9,295,000
Proceeds from the sale of MBS Securities	-	14,997,069
Acquisition of mortgage revenue bonds	(72,056,000)	(20,285,000)
Contributions to unconsolidated entities	(9,569,227)	(12,843,042)
Acquisition of MF Property	-	(9,882,800)
Restricted cash - debt collateral paid	(585,712)	(1,589,456)
Restricted cash - debt collateral released	4,576,407	2,704,840
Decrease in restricted cash	317,658	289,112
Principal payments received on mortgage revenue bonds	4,844,328	6,796,703
Principal payments received on taxable bonds	31,930	527,359
Principal payments received on PHCs	1,610,302	1,584,455
Cash paid for land held for development and deposits on potential purchases	(168,693)	-
Advances on property loans	(2,376,370)	(8,414,216)
Principal payments received on property loans	1,000,000	8,516
Net cash provided by (used in) investing activities	(55,915,419)	28,497,939
Cash flows from financing activities:
Distributions paid	(25,339,844)	(26,175,652)
Proceeds from the sale of redeemable Series A Preferred Units	36,131,000	33,869,000
Payment of offering costs related to the sale of redeemable Series A Preferred Units	(668)	(63,400)
Acquisition of interest rate derivatives	(556,017)	-
Repurchase of beneficial unit certificates	(1,466,222)	(1,409,726)
Payment of tax withholding related to restricted unit awards	(153,306)	-
Distribution to noncontrolling interest	(76,316)	-
Proceeds from debt financing	135,100,000	134,392,645
Principal payments on debt financing	(36,093,863)	(128,348,340)
Principal payments on other secured financing	-	(7,500,000)
Principal borrowing on mortgages payable	-	7,500,000
Principal payments on mortgages payable	(884,826)	(17,520,435)
Principal borrowing on unsecured lines of credit	43,031,000	19,987,639
Principal payments on unsecured and secured lines of credit	(90,560,000)	(37,484,639)
Decrease in security deposit liability related to restricted cash	(105,320)	(94,593)
Debt financing and other deferred costs	(1,469,234)	(1,539,150)
Net cash provided by (used in) financing activities	57,556,384	(24,386,651)
Net increase in cash and cash equivalents	14,807,594	13,879,220
Cash and cash equivalents at beginning of period	20,748,521	17,035,782
Cash and cash equivalents at end of period	$35,556,115	$30,915,002

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,158,444	$11,048,099
Cash paid during the period for income taxes	$3,007,000	$-
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for beneficial unit certificates and general partner	$7,607,693	$7,890,161
Distributions declared but not paid for Series A Preferred Units	$517,500	$179,851
Land contributed as investment in an unconsolidated entity	$3,091,023	$-
Capital expenditures financed through accounts payable	$76,064	$12,112
Deferred financing costs financed through accounts payable	$1,887	$-
Liabilities assumed in the acquisition of MF Property	$-	$135,326

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. All intercompany transactions are eliminated.  At September 30, 2017, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

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

Investment in unconsolidated entities

The Partnership makes initial investments in and is committed to invest, through ATAX Vantage Holdings, LLC, in certain limited liability companies (“Vantage Properties”). ATAX Vantage Holdings, LLC holds a limited membership interest in the Vantage

Properties. The investments will be used to construct multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and accounts for its limited partnership interests using the equity method of accounting.  The Partnership earns a return on its investment that is guaranteed by an unrelated third party.  The term of third-party guarantee is from initial investment date through the second anniversary of construction completion. Due to the third-party guarantee provided, cash flows are expected to be sufficient to pay the Partnership its earned return. As a result, the Partnership records the return on the investment earned as investment income in the Partnership’s condensed consolidated statements of operations.

Income Taxes

No provision has been made for income taxes of the Partnership because the Unitholders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes, except for certain entities described below.  The Partnership recognizes franchise margin tax expense on revenues in certain jurisdictions relating to MF Properties and Investments in unconsolidated entities.

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

Deferred income tax expense, or benefit, is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes such as depreciation, amortization of financing costs, etc.) and the utilization of tax net operating losses (“NOL”) generated in prior years that had been previously recognized as deferred income tax assets. The Partnership fully utilized its NOL carryforwards during 2016. The Partnership records a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred income tax expense.

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. These condensed consolidated financial statements and notes have been prepared consistently with the 2016 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position at September 30, 2017, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all the footnote disclosures from the annual consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08. The ASU requires that premiums on purchased callable debt securities be amortized as a yield adjustment to the earliest call date. Previously, premiums were required to be amortized as a yield adjustment to maturity. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Partnership is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05. The ASU eliminates guidance specific to real estate sales in Accounting Standards Codification 360-20. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Partnership is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The ASU requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU offers specific accounting guidance for embedded lease arrangements, lease terms and incentives, sale-leaseback agreements, and related disclosures. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Partnership has performed a preliminary assessment of its lessor and lessee leasing arrangements. Lessor arrangements with tenants at the MF Properties are not expected to be materially impacted by adoption of the standard as substantially all leases are for terms of 12 months or less. The Partnership has four lessee arrangements for which it is assessing the quantitative and qualitative impact of the standard. The Partnership has not elected early adoption of the standard as of September 30, 2017 and is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016, the FASB issued ASU Nos. 2016-10, 2016-12 and 2016-20 that provide additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements. The Partnership expects to use the modified retrospective transition method and will adopt the standard effective January 1, 2018. The Partnership has completed an assessment of its revenue streams and performance obligations and is currently evaluating the quantitative and qualitative impacts of the new standard on the business. The Partnership has determined that revenues within investment income, contingent interest income, other interest income are not within the scope of this standard. Furthermore, the majority of property revenues are within the scope of the Lease ASU and outside the scope of the Revenue ASU. The Partnership believes the new standard will only impact property revenues related to non-lease revenue streams and certain provisions that apply to gains on sale of real estate assets. The impact to non-lease revenue streams within the scope of this standard is immaterial to the condensed consolidated financial statements.

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

The Partnership held variable interests in 21 and 20 non-consolidated VIEs at September 30, 2017 and December 31, 2016, respectively. The following table summarizes information regarding the Partnership’s variable interests in these entities at September 30, 2017 and December 31, 2016:

	Maximum Exposure to Loss
	September 30, 2017	December 31, 2016
Mortgage revenue bonds	$144,529,000	$137,921,000
Property loans	17,369,365	16,476,073
Investment in unconsolidated entities	34,335,649	19,470,006
	$196,234,014	$173,867,079

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns at September 30, 2017 and December 31, 2016. The difference between a MRB’s carrying value on the condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans at September 30, 2017 and December 31, 2016 is equal to the unpaid principal balance plus accrued interest. The difference between a property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been previously recorded against the property loans.

6. Investments in Mortgage Revenue Bonds (“MRBs”)

MRBs owned by the Partnership have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The Partnership had the following investments in MRBs at September 30, 2017 and December 31, 2016:

	September 30, 2017
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$1,138,145	$-	$17,596,145
Glenview Apartments - Series A (4)	CA	4,638,152	640,243	-	5,278,395
Harmony Court Bakersfield - Series A & B (2)	CA	3,730,000	398,115	-	4,128,115
Harmony Terrace - Series A & B (2)	CA	14,300,000	812,807	-	15,112,807
Harden Ranch - Series A (3)	CA	6,862,983	1,086,331	-	7,949,314
Las Palmas II - Series A & B (2)	CA	3,465,000	179,028	-	3,644,028
Montclair Apartments - Series A (4)	CA	2,512,746	401,052	-	2,913,798
San Vicente - Series A & B (2)	CA	5,320,000	279,275	-	5,599,275
Santa Fe Apartments - Series A (4)	CA	3,044,098	525,978	-	3,570,076
Seasons at Simi Valley - Series A (2)	CA	4,376,000	784,070	-	5,160,070
Seasons Lakewood - Series A & B (2)	CA	12,610,000	822,322	-	13,432,322
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	1,127,068	-	20,076,068
Summerhill - Series A & B (2)	CA	9,795,000	684,808	-	10,479,808
Sycamore Walk - Series A (2)	CA	3,632,000	466,553	-	4,098,553
The Village at Madera - Series A & B (2)	CA	4,804,000	311,708	-	5,115,708
Tyler Park Townhomes - Series A (3)	CA	5,980,454	877,348	-	6,857,802
Westside Village Market - Series A (3)	CA	3,908,215	604,569	-	4,512,784
Lake Forest (1)	FL	8,540,000	1,485,248	-	10,025,248
Ashley Square (1)	IA	4,994,000	13,538	-	5,007,538
Brookstone (1)	IL	7,454,205	2,113,460	-	9,567,665
Copper Gate Apartments (3)	IN	5,145,000	867,844	-	6,012,844
Renaissance - Series A (4)	LA	11,267,286	1,628,900	-	12,896,186
Live 929 Apartments (2)	MD	40,594,362	3,961,295	-	44,555,657
Woodlynn Village (1)	MN	4,289,000	10,736	-	4,299,736
Greens Property - Series A (3)	NC	8,147,000	1,230,615	-	9,377,615
Silver Moon - Series A (4)	NM	7,893,310	1,079,738	-	8,973,048
Ohio Properties - Series A (1)	OH	14,140,000	996,412	-	15,136,412
Bridle Ridge (1)	SC	7,465,000	57,667	-	7,522,667
Columbia Gardens (2)	SC	15,175,444	498,008	-	15,673,452
Companion at Thornhill Apartments (2)	SC	11,431,237	1,314,765	-	12,746,002
Cross Creek (1)	SC	6,133,621	3,014,744	-	9,148,365
The Palms at Premier Park Apartments (3)	SC	19,284,860	2,938,148	-	22,223,008
Willow Run (2)	SC	15,176,206	135,745	-	15,311,951
Arbors at Hickory Ridge (3)	TN	11,372,772	1,655,828	-	13,028,600
Pro Nova 2014-1 (2)	TN	10,039,648	193,874	-	10,233,522
Avistar at Chase Hill - Series A (3)	TX	9,773,429	-	(280,678)	9,492,751
Avistar at Copperfield - Series A (2)	TX	10,000,000	423,447	-	10,423,447
Avistar at the Crest - Series A (3)	TX	9,480,225	1,021,050	-	10,501,275
Avistar at the Oaks - Series A (3)	TX	7,654,594	880,439	-	8,535,033
Avistar at the Parkway - Series A (4)	TX	13,262,378	908,602	-	14,170,980
Avistar at Wilcrest - Series A (2)	TX	3,775,000	207,425	-	3,982,425
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,348,678	-	33,198,678
Avistar in 09 - Series A (3)	TX	6,609,446	666,232	-	7,275,678
Avistar on the Boulevard - Series A (3)	TX	16,150,587	1,664,812	-	17,815,399
Avistar on the Hills - Series A (3)	TX	5,288,542	608,293	-	5,896,835
Bella Vista (1)	TX	6,295,000	100,991	-	6,395,991
Bruton Apartments (2)	TX	18,080,240	2,607,782	-	20,688,022
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,611,745	-	21,796,745
Concord at Little York - Series A (2)	TX	13,440,000	1,896,349	-	15,336,349
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,834,325	-	23,654,325
Crossing at 1415 - Series A (2)	TX	7,590,000	295,343	-	7,885,343
Decatur Angle (2)	TX	22,834,591	2,518,998	-	25,353,589
Heights at 515 - Series A (2)	TX	6,435,000	329,490	-	6,764,490
Heritage Square - Series A (4)	TX	11,088,157	989,114	-	12,077,271
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	808,259	-	18,650,259
Runnymede (1)	TX	10,200,000	168,797	-	10,368,797
Southpark (1)	TX	11,809,069	3,192,305	-	15,001,374
Vantage at Harlingen - Series B (4)	TX	24,379,208	1,921,472	-	26,300,680
Vantage at Judson -Series B (4)	TX	26,187,732	3,403,014	-	29,590,746
15 West Apartments (2)	WA	9,812,357	1,733,769	-	11,546,126
Mortgage revenue bonds held in trust		$672,771,154	$67,476,716	$(280,678)	$739,967,192

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15

(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15

	September 30, 2017
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montecito at Williams Ranch Apartments - Series A & B	CA	$12,471,000	$-	$-	$12,471,000
Seasons at Simi Valley - Series B	CA	1,944,000	84	-	1,944,084
Sycamore Walk - Series B	CA	1,815,000	-	(1,078)	1,813,922
Greens Property - Series B	NC	938,204	211,542	-	1,149,746
Ohio Properties - Series B	OH	3,539,619	192,655	-	3,732,274
Avistar at Chase Hill - Series B	TX	954,095	-	(56,474)	897,621
Avistar at Copperfield - Series B	TX	4,000,000	12,278	-	4,012,278
Avistar at the Crest - Series B	TX	750,423	47,206	-	797,629
Avistar at the Oaks - Series B	TX	548,883	33,008	-	581,891
Avistar at the Parkway - Series B	TX	124,922	30,779	-	155,701
Avistar at Wilcrest - Series B	TX	1,550,000	4,816	-	1,554,816
Avistar at Wood Hollow - Series B	TX	8,410,000	27,395	-	8,437,395
Avistar in 09 - Series B	TX	452,779	25,439	-	478,218
Avistar on the Boulevard - Series B	TX	445,904	26,313	-	472,217
Crossing at 1415 - Series B	TX	335,000	1,079	-	336,079
Heights at 515 - Series B	TX	510,000	1,815	-	511,815
Mortgage revenue bonds held by the Partnership		$38,789,829	$614,409	$(57,552)	$39,346,686

	December 31, 2016
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$132,402	$-	$4,802,402
Harmony Terrace - Series A & B (2)	CA	14,300,000	-	-	14,300,000
Harden Ranch - Series A (3)	CA	6,912,535	369,738	-	7,282,273
Montclair Apartments - Series A (4)	CA	2,530,000	108,608	-	2,638,608
Santa Fe Apartments - Series A (4)	CA	3,065,000	177,093	-	3,242,093
Seasons at Simi Valley - Series A (2)	CA	4,376,000	308,335	-	4,684,335
Sycamore Walk - Series A (2)	CA	3,632,000	130,431	-	3,762,431
Tyler Park Townhomes - Series A (3)	CA	6,024,120	237,582	-	6,261,702
Westside Village Market - Series A (3)	CA	3,936,750	102,641	-	4,039,391
Lake Forest (1)	FL	8,639,000	899,694	-	9,538,694
Ashley Square (1)	IA	5,039,000	338,556	-	5,377,556
Brookstone (1)	IL	7,462,678	1,457,340	-	8,920,018
Copper Gate Apartments (3)	IN	5,145,000	528,855	-	5,673,855
Renaissance - Series A (4)	LA	11,348,364	826,369	-	12,174,733
Live 929 Apartments (2)	MD	40,687,425	3,587,993	-	44,275,418
Woodlynn Village (1)	MN	4,310,000	294,976	-	4,604,976
Greens Property - Series A (3)	NC	8,210,000	844,585	-	9,054,585
Silver Moon - Series A (4)	NM	7,933,259	465,382	-	8,398,641
Ohio Properties - Series A (1)	OH	14,215,000	2,327,468	-	16,542,468
Bridle Ridge (1)	SC	7,535,000	517,881	-	8,052,881
Columbia Gardens (2)	SC	15,214,223	-	(927,030)	14,287,193
Companion at Thornhill Apartments (2)	SC	11,500,000	645,552	-	12,145,552
Cross Creek (1)	SC	6,122,312	2,655,730	-	8,778,042
The Palms at Premier Park Apartments (3)	SC	19,826,716	1,784,386	-	21,611,102
Willow Run (2)	SC	15,214,085	-	(917,852)	14,296,233
Arbors at Hickory Ridge (3)	TN	11,461,719	891,274	-	12,352,993
Pro Nova 2014-1 (2)	TN	10,041,924	685,576	-	10,727,500
Avistar at Chase Hill - Series A (3)	TX	9,844,994	589,023	-	10,434,017
Avistar at the Crest - Series A (3)	TX	9,549,644	753,267	-	10,302,911
Avistar at the Oaks - Series A (3)	TX	7,709,040	563,138	-	8,272,178
Avistar at the Parkway - Series A (4)	TX	13,300,000	-	(78,749)	13,221,251
Avistar in 09 - Series A (3)	TX	6,656,458	359,562	-	7,016,020
Avistar on the Boulevard - Series A (3)	TX	16,268,850	1,283,272	-	17,552,122
Avistar on the Hills - Series A (3)	TX	5,326,157	423,496	-	5,749,653
Bella Vista (1)	TX	6,365,000	500,162	-	6,865,162
Bruton Apartments (2)	TX	18,145,000	349,886	-	18,494,886
Concord at Gulfgate - Series A (2)	TX	19,185,000	1,200,246	-	20,385,246
Concord at Little York - Series A (2)	TX	13,440,000	1,044,752	-	14,484,752
Concord at Williamcrest - Series A (2)	TX	20,820,000	1,302,534	-	22,122,534
Crossing at 1415 - Series A (2)	TX	7,590,000	-	(45,555)	7,544,445
Decatur Angle (2)	TX	22,950,214	-	(290,985)	22,659,229
Heights at 515 - Series A (2)	TX	6,435,000	-	(38,623)	6,396,377
Heritage Square - Series A (4)	TX	11,161,330	905,455	-	12,066,785
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	-	-	17,842,000
Runnymede (1)	TX	10,250,000	774,285	-	11,024,285
Southpark (1)	TX	11,751,861	3,286,203	-	15,038,064
Vantage at Harlingen - Series B (4)	TX	24,529,580	917,720	-	25,447,300
Vantage at Judson -Series B (4)	TX	26,356,498	1,658,508	-	28,015,006
15 West Apartments (2)	WA	9,850,000	1,584,281	-	11,434,281
Mortgage revenue bonds held in trust		$554,678,736	$37,814,237	$(2,298,794)	$590,194,179

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15

	December 31, 2016
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B	CA	$16,458,000	$-	$-	$16,458,000
Harmony Court Bakersfield - Series A & B	CA	5,727,000	29,252	-	5,756,252
Las Palmas II - Series A & B	CA	3,465,000	15,139	-	3,480,139
San Vicente - Series A & B	CA	5,320,000	-	(30,019)	5,289,981
Seasons at Simi Valley - Series B	CA	1,944,000	27,727	-	1,971,727
Seasons Lakewood - Series A & B	CA	12,610,000	-	-	12,610,000
Seasons San Juan Capistrano - Series A & B	CA	18,949,000	-	-	18,949,000
Summerhill - Series A & B	CA	9,795,000	-	(174,982)	9,620,018
Sycamore Walk - Series B	CA	1,815,000	-	(64,432)	1,750,568
The Village at Madera - Series A & B	CA	4,804,000	-	(84,437)	4,719,563
Greens Property - Series B	NC	940,479	118,216	-	1,058,695
Ohio Properties - Series B	OH	3,549,780	449,068	-	3,998,848
Avistar at Chase Hill - Series B	TX	957,627	41,820	-	999,447
Avistar at the Crest - Series B	TX	753,201	64,228	-	817,429
Avistar at the Oaks - Series B	TX	550,836	47,231	-	598,067
Avistar at the Parkway - Series B	TX	125,000	-	(3,341)	121,659
Avistar in 09 - Series B	TX	454,390	38,961	-	493,351
Avistar on the Boulevard - Series B	TX	447,554	38,165	-	485,719
Crossing at 1415 - Series B	TX	335,000	-	(2,614)	332,386
Heights at 515 - Series B	TX	510,000	-	(3,977)	506,023
Mortgage revenue bonds held by the Partnership		$89,510,867	$869,807	$(363,802)	$90,016,872

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

Bond Activity in the First Nine Months of 2017

The following table includes the details of the MRB acquisitions during the nine months ended September 30, 2017:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Avistar at Copperfield - Series A	February	Houston, TX	192	5/1/2054	5.75%	$10,000,000
Avistar at Copperfield - Series B	February	Houston, TX	192	6/1/2054	12.00%	4,000,000
Avistar at Wilcrest - Series A	February	Houston, TX	88	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	February	Houston, TX	88	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A	February	Austin, TX	409	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	February	Austin, TX	409	6/1/2054	12.00%	8,410,000
Montecito at Williams Ranch Apartments - Series A	September	Salinas, CA	132	10/1/2034	5.50%	7,690,000
Montecito at Williams Ranch Apartments - Series B	September	Salinas, CA	132	10/1/2019	5.50%	4,781,000
						$72,056,000

In August 2017, the Partnership redeemed one MRB for approximately $2.0 million, which approximated the carrying value plus accrued interest. The following table includes details of the MRB redeemed:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Harmony Court Bakersfield - Series B	August	Bakersfield, CA	96	12/1/2018	5.50%	$1,997,000

Bond Activity in the First Nine Months of 2016

The following table includes the details of the MRB acquisitions during the nine months ended September 30, 2016:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Companion at Thornhill Apartments	January	Lexington, SC	178	1/1/2052	5.80%	$11,500,000
Las Palmas II - Series A	September	Coachella, CA	81	11/1/2033	5.00%	1,695,000
Las Palmas II - Series B	September	Coachella, CA	81	11/1/2018	5.50%	1,770,000
San Vicente - Series A	September	Soledad, CA	50	11/1/2033	5.00%	3,495,000
San Vicente - Series B	September	Soledad, CA	50	11/1/2018	5.50%	1,825,000
						$20,285,000

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

In May 2016, the Partnership redeemed the four Series B MRBs for approximately $5.2 million which approximated their carrying value plus accrued interest. The following table includes details of the MRBs redeemed:

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

In August 2016, six of the Partnership’s MRBs relating to three properties were restructured. For each property, the Series B mortgage revenue bond was redeemed and the outstanding principal balance was added to the outstanding principal on the Series A bonds. The terms of the three Series B mortgage revenue bonds that were redeemed are as follows:

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

The Partnership had the following investments in the PHC Certificates at September 30, 2017 and December 31, 2016:

	September 30, 2017
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	7.76	AA-	5.39%	$25,962,421	$-	$(151,764)	$25,810,657
PHC Certificate Trust II	6.80	A+	4.32%	9,455,117	-	(50,820)	9,404,297
PHC Certificate Trust III	8.19	BBB	5.45%	19,727,376	-	(28,582)	19,698,794
				$55,144,914	$-	$(231,166)	$54,913,748

	December 31, 2016
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	8.31	AA-	5.36%	$26,077,158	$672,097	$-	$26,749,255
PHC Certificate Trust II	7.65	A+	4.31%	10,600,967	84,756	-	10,685,723
PHC Certificate Trust III	8.79	BBB	5.42%	20,122,937	-	(399,847)	19,723,090
				$56,801,062	$756,853	$(399,847)	$57,158,068

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

8. Real Estate Assets

The following tables summarizes information regarding the Partnership’s real estate assets at September 30, 2017 and December 31, 2016:

Real Estate Assets at September 30, 2017
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on September 30, 2017
Eagle Village	Evansville, IN	511	$567,880	$12,675,216	$13,243,096
Residences of DeCordova	Granbury, TX	110	1,170,337	8,055,928	9,226,265
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,777,617	7,719,846
Suites on Paseo	San Diego, CA	394	3,166,463	38,413,559	41,580,022
The 50/50 MF Property	Lincoln, NE	475	-	32,932,981	32,932,981
Jade Park	Daytona, FL	144	2,292,035	7,467,967	9,760,002
Land held for development	(1)	(1)	1,659,888	-	1,659,888
					$116,122,100
Less accumulated depreciation					(17,623,467)
Total real estate assets					$98,498,633

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

Activity in the First Nine Months of 2017

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

In June 2017, the Partnership executed a listing agreement with a broker to market the Suites on Paseo MF Property for sale. The listing agreement was terminated in September 2017 and the property is no longer listed for sale at September 30, 2017.

During 2016, the Partnership executed Purchase and Sales Agreements (“PSAs”) to acquire two contiguous tracts of land in Douglas County, Nebraska. If these tracts of land are successfully acquired, they will be classified as “Land held for development.”

At September 30, 2017, the Partnership has listed the Eagle Village, Residences of DeCordova, and Residences of Weatherford MF Properties for sale. See Note 24 for additional information.

Activity in the First Nine Months of 2016

In July and June 2016, the Partnership sold the Woodland Park and Arboretum MF Properties for $15.7 million and $30.2 million, respectively. The Partnership realized gains of approximately $1.6 million and $12.4 million before income taxes, respectively. The gains on sale, net of income taxes, are considered Tier 2 income (See Note 3). The Partnership determined the sale did not meet the criteria for discontinued operations.

In March 2016, the Partnership executed an agreement to sell a parcel of land in St. Petersburg, Florida, carried at a cost of approximately $3.1 million, which is part of the Land Held for Investment and Development. The asset was evaluated for impairment and the Partnership determined the carrying value of this asset is greater than its fair market value less cost to sell and recorded an impairment expense of approximately $62,000 in the second quarter of 2016. The sale of the land closed in May 2017, as noted previously.

On September 30, 2016, the Partnership purchased the Jade Park MF Property for approximately $10.0 million. Jade Park is contiguous to the Lake Forest property, for which the Partnership owns a mortgage revenue bond. The buildings and improvements will be depreciated straight-line over a weighted average useful life of 22.7 years. The in-place lease assets will be amortized over an average useful life of 6 months. The Partnership incurred approximately $135,000 of acquisition costs related to the purchase. The following tables contain the assets acquired and liabilities assumed:

Jade Park 9/30/2016 (Date of Acquisition)
Land	$1,993,369
Buildings and improvements	7,543,200
In-place lease assets (included in other assets)	463,431
Other assets	18,126
Total assets	$10,018,126

Accounts payable, accrued expenses and other	$135,326
Net assets	9,882,800
Total liabilities and net assets	$10,018,126

The following table contains pro forma revenue, net income and net income per unit for the acquisition of Jade Park as if it occurred on January 1, 2016:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Pro forma revenues	$13,573,945	$44,104,855
Pro forma net income	$4,724,056	$18,194,751
Pro forma net income allocated to Unitholders	$4,216,059	$15,371,803
Pro forma Unitholder's interest in net income per unit (basic and diluted)	$0.07	$0.26

Net income (loss), exclusive of the gains on sale related to the Arboretum, Woodland Park and Northern View MF Properties, for the three and nine months ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(907)	$(143,093)	$(19,642)	$144,060

9. Investment in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity commitments and reported equity contributions as investment in unconsolidated entities on the condensed consolidated balance sheets. The investments represent the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through the second anniversary of construction completion. The return on these investments earned by the Partnership is reported as investment income on the condensed consolidated statements of operations.

In March 2017, the Partnership closed on an $11.7 million equity commitment to fund construction of the Vantage at Panama City Beach multifamily property. The Partnership also entered into a guarantee agreement related to the property’s construction loan (Note 18).

The following table provides the details of the investments in unconsolidated entities at September 30, 2017 and December 31, 2016:

Property Name	Location	Units	Construction Completion Date	Carrying Value at September 30, 2017	Carrying Value at December 31, 2016	Maximum Remaining Equity Commitment at September 30, 2017
Vantage at Corpus Christi	Corpus Christi, TX	288	August 2017	$9,131,689	$8,447,343	$1,550,000
Vantage at Waco	Waco, TX	288	N/A	8,532,984	5,964,861	1,592,039
Vantage at Boerne	Boerne, TX	288	N/A	8,069,390	5,057,802	1,475,936
Vantage at Panama City Beach	Panama City Beach, FL	288	N/A	8,601,586	-	3,490,259
				$34,335,649	$19,470,006	$8,108,234

10. Property Loans, Net of Loan Loss Allowances

The following table summarizes the Partnership’s property loans, net of loan loss allowances, at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Outstanding Balance	Loan Loss Allowances	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Ashley Square	5,078,342	(3,596,342)	1,482,000
Avistar (February 2013 portfolio)	274,496	-	274,496
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	7,155,545	(3,447,472)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,659,438	-	4,659,438
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,417,635	-	8,417,635
Vantage at Braunfels, LLC	7,469,730	-	7,469,730
Winston Group, Inc	1,500,000	-	1,500,000
Total	$38,238,518	$(7,043,814)	$31,194,704

	December 31, 2016
	Outstanding Balance	Loan Loss Allowances	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$-	$191,264
Ashley Square	5,078,342	(3,596,342)	1,482,000
Avistar (February 2013 portfolio)	274,496	-	274,496
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	7,155,545	(3,447,472)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,623,704	(55,000)	4,568,704
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	7,199,424	-	7,199,424
Vantage at Braunfels, LLC	6,347,305	-	6,347,305
Winston Group, Inc	2,500,000	-	2,500,000
Total	$36,862,148	$(7,098,814)	$29,763,334

During the nine months ended September 30, 2017, the Partnership advanced funds of approximately $35,700 to Lake Forest, $1.2 million to Vantage at Brooks, LLC and $1.1 million to Vantage at Braunfels, LLC.  During the nine months ended September 30, 2016, the Partnership advanced net funds of approximately $83,500 to Cross Creek, $2,500 to the Ohio Properties, $2.5 million to the Winston Group, Inc., $3.7 million to Vantage at Brooks, LLC and $2.1 million to Vantage at Braunfels, LLC. During the nine months ended September 30, 2017, the Partnership received $1.0 million of principal from the Winston Group, Inc.

The Partnership’s property loans to Ashley Square, Cross Creek, and Lake Forest remain on nonaccrual status at September 30, 2017. The Partnership recognizes interest income on nonaccrual loans when cash is received, and the Partnership will reassess the property loan’s nonaccrual status. The Partnership did reverse the loan loss allowance of $55,000 on the Lake Forest property loan during the three months ended September 30, 2017.

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

The following represents income tax expense for the Greens Hold Co for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Current income tax expense (benefit)	$(276,000)	$467,000	$2,484,047	$4,567,000
Deferred income tax expense (benefit)	(9,000)	(136,000)	(374,000)	417,000
Total income tax expense (benefit)	$(285,000)	$331,000	$2,110,047	$4,984,000

The Partnership recognizes franchise margin tax expense on revenues in certain jurisdictions relating to MF Properties and investments in unconsolidated entities. The Partnership recognized franchise margin tax expense of approximately $47,000 and $52,000 for the three and nine months ended September 30, 2017, respectively. The Partnership did not recognized any franchise margin tax expense during the three and nine months ended September 30, 2016.

12. Other Assets

The following represents the Other Assets at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Deferred financing costs - net	$470,769	$456,890
Fair value of derivative instruments (Note 17)	427,353	383,604
Taxable bonds at fair market value	3,929,761	4,084,599
Bond purchase commitments - fair value (Note 18)	3,355,047	2,399,449
Other assets	1,430,804	1,470,650
Total other assets	$9,613,734	$8,795,192

In August 2016, one of the Partnership’s taxable bonds was redeemed at a price that approximated carrying value plus accrued interest. The following table summarizes the terms of the taxable bond redeemed:

Property Name	Redemption Date	Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Silver Moon - Series B	August	Albuquerque, NM	151	8/1/2055	12.00%	$499,461

13. Unsecured Lines of Credit

The following represents the unsecured lines of credit (“LOC”) at September 30, 2017 and December 31, 2016:

Unsecured Lines of Credit	Outstanding on September 30, 2017	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$12,471,000	$50,000,000	May 2019	Variable (1)	Monthly	4.23%
Bankers Trust operating	-	10,000,000	May 2019	Variable (1)	Monthly	4.48%
Total unsecured lines of credit	$12,471,000	$60,000,000

[1]	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding on December 31, 2016	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$40,000,000	$40,000,000	May 2018	Variable (2)	Monthly	3.13%
Bankers Trust operating	-	7,500,000	May 2018	Variable (2)	Monthly	3.88%
Total unsecured lines of credit	$40,000,000	$47,500,000

[2]	The variable rate is indexed to LIBOR plus an applicable margin.

In April 2017, the commitment on the non-operating LOC was increased $10 million to a total commitment of $50 million.

In May 2017, the maturity date on both Bankers Trust LOCs was extended for an additional one-year term. Additionally, the commitment on the operating LOC was increased to $10 million, from $7.5 million previously.

The Partnership drew approximately $12.5 million on the Bankers Trust operating LOC in September 2017 to purchase the Montecito at Williams Ranch Apartments Series A and B MRBs. This draw has an initial maturity date in June 2018, but may be extended up to an additional 270 days, based on certain extension terms defined in the credit agreement.

The Partnership is required to make prepayments of the principal to reduce the Bankers Trust Operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  For all periods presented the Partnership has fulfilled its prepayment obligation.   In addition, the Partnership has fulfilled its fourth quarter of 2017 prepayment obligation as it maintained a zero balance in the Operating LOC for the first fifteen days of October 2017. The Partnership is in compliance with all covenants at September 30, 2017.

14. Secured Line of Credit

In December 2016, the Partnership entered into a secured Credit Agreement of up to $20.0 million with Bankers Trust. The secured LOC was paid in full in February 2017 and is no longer available to the Partnership at September 30, 2017.

15. Debt Financing

The following represents the Debt Financing, net of deferred financing costs, at September 30, 2017 and December 31, 2016:

	Outstanding Debt Financings on September 30, 2017, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,800,842	$-	2014	July 2019 - October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	141,119,616	-	2016	September 2026 - December 2026	N/A	N/A	N/A	3.64%
Fixed - Term A/B	38,412,589	-	2017	February 2027	N/A	N/A	N/A	4.46%
Fixed - Term A/B	60,417,436	-	2017	February 2022 - March 2022	N/A	N/A	N/A	3.89%
Fixed - Term A/B	33,559,866	-	2017	June 2018 - August 2018	N/A	N/A	N/A	3.76%
Variable - TOB	41,295,000	1,217,256	2012	May 2018	Weekly	1.47 - 1.52%	1.67%	3.14 - 3.19%

TEBS Financings
Variable - TEBS I	60,249,000	9,687	2010	September 2020	Weekly	1.01%	1.85%	2.86%
Variable - TEBS II (1)	90,944,774	176,685	2014	July 2019	Weekly	0.98%	1.49%	2.47%
Variable - TEBS III (1)	81,836,696	57,364	2015	July 2020	Weekly	0.98%	1.26%	2.24%
Total Debt Financings	$594,635,819

(1)	Facility fees are variable

	Outstanding Debt Financings on December 31, 2016, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,860,699	$-	2014	July 2017 - July 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	141,266,034	1,373,695	2016	September 2026 - December 2026	N/A	N/A	N/A	3.64%
Fixed - Term A/B	30,512,916	-	2016	March 2017	N/A	N/A	N/A	4.56%
Variable - TOB	42,455,000	-	2012	Dec 2016	Weekly	1.29 - 1.39%	1.62%	2.91 - 3.01%

TEBS Financings
Variable - TEBS I	60,430,991	396,412	2010	September 2017	Weekly	0.77%	1.85%	2.62%
Variable - TEBS II (1)	91,768,081	170,988	2014	July 2019	Weekly	0.75%	1.62%	2.37%
Variable - TEBS III (1)	82,089,312	3,495,592	2015	July 2020	Weekly	0.75%	1.39%	2.14%
Total Debt Financings	$495,383,033

(1)	Facility fees are variable

At September 30, 2017 and December 31, 2016, the Partnership posted cash collateral (i.e. restricted cash) related to the interest rate swaps associated with specific Debt Financings. The Partnership has also posted cash collateral as contractually required under the terms of the three TEBS Financings. In addition, to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financings, the Partnership also entered into interest rate cap agreements (Note 17).

The TOB and Term A/B Trusts are subject to a Master Trust Agreement with DB that contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute for the trailing twelve months must be at least two times trailing twelve-month interest expense. At September 30, 2017, the Partnership was in compliance with these covenants.

Debt Financing Activity in the First Nine Months of 2017

In February 2017, the Partnership entered into 19 new Term A/B Trust financings secured by various MRBs. The Partnership capitalized costs totaling approximately $1.2 million as deferred financing costs, of which approximately $921,000 were paid to a related party (Note 21). The following table summarizes the terms of the new Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing at September 30, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
San Vicente - Series A	$3,110,905	2017	February 2022	3.89%
San Vicente - Series B	1,541,427	2017	June 2018	3.76%
Las Palmas - Series A	1,506,127	2017	February 2022	3.89%
Las Palmas - Series B	1,489,594	2017	June 2018	3.76%
The Village at Madera - Series A	2,744,485	2017	February 2022	3.89%
The Village at Madera - Series B	1,451,410	2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,320,042	2017	February 2022	3.89%
Harmony Court Bakersfield - Series B	(1)	2017	July 2018	3.76%
Summerhill - Series A	5,727,118	2017	February 2022	3.89%
Summerhill - Series B	2,849,542	2017	July 2018	3.76%
Courtyard - Series A	9,127,523	2017	February 2022	3.89%
Courtyard - Series B	5,261,967	2017	July 2018	3.76%
Seasons Lakewood - Series A	6,552,326	2017	February 2022	3.89%
Seasons Lakewood - Series B	4,444,519	2017	August 2018	3.76%
Seasons San Juan Capistrano - Series A	11,042,713	2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,554,598	2017	August 2018	3.76%
Avistar at Wood Hollow - Series A	26,832,573	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,167,131	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,412,885	2017	February 2027	4.46%
Total Term A/B Trust Financing	$104,136,885

(1)

In August 2017, the Term A/B Trust financing for the Harmony Court Bakersfield – Series B MRB was collapsed and paid off in full. The Partnership paid approximately $1.7 million at settlement, which approximated the outstanding principal plus accrued interest.

In March 2017, the Partnership refinanced four Term A/B Trusts into new Term A/B Trusts with longer stated terms. Based on the terms of the new and old Term A/B Trusts, the refinancing was accounted for as a modification, with approximately $47,000 capitalized as deferred financing costs. The following table summarizes the terms of the new Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing at September 30, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Oaks at Georgetown - Series A	$11,086,792	2017	March 2022	3.89%
Oaks at Georgetown - Series B	4,684,648	2017	August 2018	3.76%
Harmony Terrace - Series A	6,199,405	2017	March 2022	3.89%
Harmony Terrace - Series B	6,282,161	2017	August 2018	3.76%
Total Term A/B Trust Financing	$28,253,006

In June 2017, the maturity date of the Partnership’s variable TOB Trusts was extended until May 2018.

In September 2017, ATAX TEBS I, LLC, a wholly-owned subsidiary of the Partnership, exercised its option to extend the maturity date of the M24 TEBS Financing to September 15, 2020.

Debt Financing Activity in the First Nine Months of 2016

The three MBS TOB Trusts and the TOB Trust collateralized by the Pro Nova 2014-2 MRB were paid in full and collapsed in January 2016 and March 2016, respectively.

During the third quarter of 2016, the Partnership paid off and collapsed seven of its nine TOB Trusts, simultaneously executing twelve new Term A/B Trust agreements secured by mortgage revenue bonds.  Based on the terms of the Term A/B Trust, the restructuring of the debt was accounted for as a modification, with approximately $1.4 million capitalized as deferred financing costs.  Approximately $1.2 million of capitalized costs were paid to a related party (Note 21).

Future Maturities

The following represents the Debt Financing contractual maturities for the next five years and thereafter:

2017	$3,906,966
2018	79,029,695
2019	140,731,413
2020	141,337,095
2021	2,291,329
Thereafter	231,978,541
Total	$599,275,039

16. Mortgages Payable and Other Secured Financing

The following represents the Mortgages payable and other secured financing, net of deferred financing costs, at September 30, 2017 and December 31, 2016:

MF Property Mortgage Payables	Outstanding Mortgage Payable at September 30, 2017, net	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
Eagle Village	$7,702,257	2010	September 2018	Variable	Monthly	1.25%	(1)	3.00%	4.25%
Residences of DeCordova	1,697,492	2012	June 2019	Fixed	N/A	N/A		N/A	4.75%
Residences of Weatherford	5,426,767	2011	June 2019	Fixed	N/A	N/A		N/A	4.75%
The 50/50 MF Property--TIF Loan	3,480,379	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	24,805,855	2013	March 2020	Variable	Monthly	4.25%	(2)	N/A	4.25%
Jade Park	7,466,650	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$50,579,400								4.29%

(1)	Variable rate is based on 30-day LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2016, net	Year Acquired	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
Residences of DeCordova	$1,744,858	2012	June 2017	Fixed	N/A	N/A		N/A	4.75%
Residences of Weatherford	5,589,086	2011	June 2017	Fixed	N/A	N/A		N/A	4.75%
Eagle Village	7,845,711	2010	September 2018	Variable	Monthly	0.63%	(1)	3.00%	3.63%
The 50/50 MF Property--TIF Loan	3,656,090	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	25,082,636	2013	March 2020	Variable	Monthly	3.50%	(2)	N/A	3.50%
Jade Park	7,461,131	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$51,379,512								3.83%

(1)	Variable rate is based on 30-day LIBOR
(2)	Variable rate is based on Wall Street Journal Prime Rate

Activity in the First Nine Months of 2017

In June 2017, the Partnership refinanced the mortgages payable for the Residences and DeCordova and Residences at Weatherford. The interest rates did not change, no commitments fees were paid, the maturity dates for the mortgages payable were extended for additional two-year terms and the mortgages payable can be prepaid prior to maturity with no penalty.

Activity in the First Nine Months of 2016

In June 2016, the Arboretum mortgage payable was paid off in full in conjunction with the sale of the MF property. No prepayment penalties were paid upon settlement of the mortgage payable.

The Partnership entered into a mortgage payable to finance the acquisition of the Jade Park MF Property on September 30, 2016. The initial principal balance on the mortgage payable was $7.5 million, bears interest at a fixed annual rate of 3.85%, and matures in October 2021.

Future Maturities

The following represents the Mortgages payable and other secured financing contractual maturities for the next five years and thereafter:

2017	$380,147
2018	8,809,354
2019	10,768,977
2020	24,017,631
2021	6,858,994
Thereafter	-
Total mortgages payable and other secured financings	$50,835,103

17. Interest Rate Derivative Agreements

The following represents the interest rate derivatives, excluding interest rate swaps, at September 30, 2017:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of September 30, 2017 (1)
July 2014	$30,759,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$579
July 2014	30,759,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	579
July 2014	30,759,409	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	579
July 2015	27,740,685	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	7,674
July 2015	27,740,685	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	7,674
July 2015	27,740,685	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	7,674
June 2017	92,278,226	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	91,628
June 2017	83,222,056	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	305,086
Sept 2017	60,248,999	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	5,880
							$427,353

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

In June 2017, the Partnership purchased two interest rate derivatives to roll down the effective capped rate on the M31 and M33 TEBS Financings to 1.5%. The Partnership paid approximately $139,000 and $358,000 for the interest rate derivatives, respectively.

In September 2017, the Partnership purchased an interest rate derivative on the M24 TEBS Financing to cap the variable interest rate at 4.0%. The Partnership paid approximately $52,000 for the interest rate derivative.

The Partnership has contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. In the second quarter of 2017, the Partnership determined that due to the stabilization of the Decatur Angle and Bruton MRB properties and securitization of the related MRBs into fixed rate Term A/B Trust financings, the interest rate swaps were not needed to mitigate interest rate risk on financings related to the MRBs. The Partnership then determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. The following table summarizes the terms of the interest rate swaps at September 30, 2017 and December 31, 2016:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	September 30, 2017 - Fair Value of Liability	December 31, 2016 - Fair Value of Liability
Sept 2014	$22,860,724	Oct 2016	Oct 2021	1.96%	0.87%	70% 30-day LIBOR	Deutsche Bank	$(603,323)	$(738,574)
Sept 2014	18,080,240	April 2017	April 2022	2.06%	0.87%	70% 30-day LIBOR	Deutsche Bank	(593,378)	(600,709)
								$(1,196,701)	$(1,339,283)

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

The following table represents the bond purchase commitments at September 30, 2017 and December 31, 2016:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2017	Maximum Committed Amounts for 2018	Rate	Closing Date (1)	Fair Value at September 30, 2017	Fair Value at December 31, 2016
Villas at Plano Gateway Apartments	December 2014	$-	$-	6.00%	N/A	$-	$838,200
Village at Rivers Edge	May 2015	11,000,000	-	6.00%	Q4 2017	881,335	467,720
Palo Alto	July 2015	-	19,540,000	5.80%	Q1 2018	1,276,802	627,429
Village at Avalon	November 2015	-	16,400,000	5.80%	Q2 2018	1,196,910	466,100
Total		$11,000,000	$35,940,000			$3,355,047	$2,399,449

(1)	The closing dates are estimated.

The bond purchase commitment for the Villas at Plano Gateway Apartments expired effective April 1, 2017. The bond purchase commitment was cancelled and the Partnership has no obligation under the agreement after expiration.

Property Loan Commitments

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to unrelated third parties to build two new multifamily residential properties, Vantage at Brooks, LLC and Vantage at Braunfels, LLC, both located in Texas. At September 30, 2017, the Partnership’s remaining maximum commitments totaled approximately $1.1 million. See Note 10 for disclosures related to these property loans.

Other Guarantees & Commitments

In March 2017, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Panama City Beach, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Panama City Beach, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% and 25% as certain debt service coverage levels are obtained by the borrower. The construction loan has a maximum available balance of $25.6 million. At September 30, 2017, there was no outstanding balance on the construction loan and the Partnership had no exposure under the guarantee. The Partnership is also required to maintain minimum cash and net worth requirements, which were met as of September 30, 2017.

Pursuant to the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at September 30, 2017, under the guarantee provision of the repurchase clause is approximately $2.8 million and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2027.

Pursuant to the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at September 30, 2017, under the guarantee provision of the repurchase clause is approximately $4.4 million and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2026.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year. In conjunction with the ground lease, the 50/50 MF Property has entered into an agreement whereby it is required to make monthly payments, when cash is available at the property, to the University of Nebraska-Lincoln based on its revenues.  The minimum aggregate annual payment due under the agreement for the twelve-month period from August 1, 2017 through July 31, 2018 is approximately $127,000. The minimum aggregate annual expense increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. The Partnership reported accounts payable related to this agreement of approximately $115,000 and $21,000 at September 30, 2017 and December 31, 2016. The Partnership reported expenses related to the agreement of approximately $42,000 and $126,000 for the three and nine months ended September 30, 2017 and 2016.

As the holder of residual interests issued in its TOB Trust, Term A/B Trust and TEBS Financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of PHCs held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. If the Partnership does not remedy, the trust will be collapsed.  If such an event occurs, the trust collateral may be sold and if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall pursuant to its guarantee. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. In the event of a shortfall the maximum exposure to loss would be approximately $599.3 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect in the future, to be required to reimburse the financing facilities for any shortfall.

19. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to four financial institutions. The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership. The Partnership issued 2.0 million Series A Preferred Units to a financial institution during the three months ended September 30, 2017, in a private placement. The following table summarizes the outstanding Series A Preferred Units at September 30, 2017:

September 30, 2017
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
	7,700,000	$77,000,000

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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $550,000 and $1,160,000 for the three and nine months ended September 30, 2017. The compensation expense for RUAs totaled approximately $31,000 for the three and nine months ended September 30, 2016.

The following table represents nonvested Restricted Units at and for the nine months ended September 30, 2017.

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested at January 1, 2017	158,304	$6.03
Granted	283,046	5.74
Vested	-	-
Nonvested at September 30, 2017	441,350	$5.84

At September 30, 2017, there was approximately $1.3 million of total unrecognized compensation expense related to nonvested RUAs granted under the Plan.  The remaining expense is expected to be recognized over a weighted-average period of 0.9 years. The total intrinsic value of nonvested RUAs was approximately $2.7 million at September 30, 2017.

21. Transactions with Related Parties

The General Partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2.  The Partnership paid or accrued administrative fees to AFCA 2 of approximately $909,000 and $2.7 million for the three and nine months ended September 30, 2017, respectively. The Partnership paid or accrued administrative fees to AFCA 2 of approximately $682,000 and $2.0 million for the three and nine months ended September 30, 2016, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the MRBs held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these MRBs and totaled approximately $22,000 and $74,000 for the three and nine months ended September 30, 2017, respectively. Such administrative fees totaled approximately $25,000 and $74,000 for the three and nine months ended September 30, 2016, respectively.

AFCA 2 earns placement fees in connection with the acquisition of certain MRBs, equity investments in unconsolidated entities and select property loans.  These placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered consolidated VIEs or related parties.  AFCA 2 earned placement fees of approximately $125,000 and $1.1 million for the three and nine months ended September 30, 2017. AFCA 2 earned placement fees of approximately $687,000 and $1.2 million for the three and nine months ended September 30, 2016, respectively. In addition, AFCA 2 received a one-time $125,000 negotiated mortgage placement fee related to work performed for a transaction that did not materialize during the second quarter of 2016.

An affiliate of AFCA 2, Burlington Capital Properties, LLC (f/k/a America First Properties Management Company, LLC) (“Properties Management”) provided property management services for the MF Properties (excluding Suites on Paseo) and seven of the properties collateralizing MRBs during the three and nine months ended September 30, 2017. Properties Management earned management fees related to the MF Properties of approximately $94,000 and $299,000 for the three and nine months ended September 30, 2017, respectively.  Properties Management earned management fees related to the MF Properties of approximately $141,000 and $541,000 for the three and nine months ended September 30, 2016, respectively. For MF Properties, the property management fees are reflected as real estate operating expenses on the Partnership’s condensed consolidated statements of operations. For the seven properties collateralizing MRBs, the property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties. These property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, if applicable.

An affiliate of AFCA 2, Farnam Capital Advisors, LLC (“Farnam Cap”), acts as an origination advisor and consultant to the borrowers when MRBs, Investments in unconsolidated entities, select notes receivable, and financing facilities are acquired by the Partnership. The borrowers paid origination fees of approximately $62,000 and $331,000 for the three and nine months ended September 30, 2017. The borrowers paid origination fees of approximately $343,000 and $537,000 for the three and nine months ended September 30, 2016, respectively. These origination fees were paid by the borrower and since they are not Partnership expenses, they have not been reflected in the accompanying condensed consolidated financial statements. The Partnership paid consulting fees to the affiliate of zero and approximately $921,000 for services related to the origination of Term A/B Trusts during the three and nine months ended September 30, 2017, respectively. The Partnership paid consulting fees to Farnam Cap of approximately $1.2 million for services related to origination of the Term A/B Trusts during the three and nine months ended September 30, 2016. In addition, Farnam Cap received a $125,000 origination fee for work performed related to a transaction that did not materialize during the second quarter of 2016.

An affiliate of AFCA 2, Burlington Capital Construction Services, LLC, is the general contractor for certain exterior rehabilitation services for the Jade Park MF Property commencing in June 2017.  The contracted services are expected to be completed by the end of 2017. The Partnership paid approximately $6,000 for services under the contract during the three and nine months ended September 30, 2017.

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

Investments in MRBs and Bond Purchase Commitments.  The fair value of the Partnership’s investments in MRBs and mortgage bond purchase commitments at September 30, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these MRBs are based largely on unobservable inputs the believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in MRBs and mortgage bond purchase commitments are categorized as a Level 3 input. At September 30, 2017, the range of effective yields on the individual MRBs was 2.6% to 9.9% per annum.

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

Investments in Public Housing Capital Fund Trust Certificates.  The fair value of the Partnership’s investment in PHC Certificates at September 30, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the trusts’ certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. During the second quarter of 2017, the Partnership analyzed pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology utilized the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. During the third quarter of 2017, the Partnership continued to utilize the third-party pricing service to obtain prices, which are indicative of market prices, for its PHC Certificates. The Partnership engaged a second third-party pricing service whose methodology was consistent with the Partnership’s internal valuation methodology and is utilized by the Partnership to confirm the values developed by its primary third-party pricing service. As such, the Partnership did not utilize its internal methodology to price the PHC Certificates. The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness. The valuation methodologies used by the third-party pricing services and the Partnership encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.

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

Taxable Bonds. The fair value of the Partnership’s taxable bonds at September 30, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable bonds and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable bond as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, subordinate to other obligations, operating results of the underlying property, geographic location, and property quality. The taxable bonds values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these taxable bonds are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable bonds is categorized as a Level 3 input.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 are summarized as follows:

	Fair Value Measurements at September 30, 2017
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$739,967,192	$-	$-	$739,967,192
Mortgage revenue bonds	39,346,686	-	-	39,346,686
Bond purchase commitments (reported within other assets)	3,355,047	-	-	3,355,047
PHC Certificates	54,913,748	-	-	54,913,748
Taxable bonds (reported within other assets)	3,929,761	-	-	3,929,761
Derivative contracts (reported within other assets)	427,353	-	-	427,353
Derivative swap liability	(1,196,701)	-	-	(1,196,701)
Total Assets and Liabilities at Fair Value, net	$840,743,086	$-	$-	$840,743,086

The following tables summarizes the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30, 2017
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance July 1, 2017	$768,129,658	$3,165,172	$55,791,371	$3,931,471	$(761,648)	$830,256,024
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	53,117	-	(14,129)	-	(66,917)	(27,929)
Included in other comprehensive (loss) income	1,501,150	189,875	309,808	2,356	-	2,003,189
Purchases	12,471,000	-	-	-	59,217	12,530,217
Settlements	(2,841,047)	-	(1,173,302)	(4,066)	-	(4,018,415)
Ending Balance September 30, 2017	$779,313,878	$3,355,047	$54,913,748	$3,929,761	$(769,348)	$840,743,086
Total amount of losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2017	$-	$-	$-	$-	$(66,917)	$(66,917)

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

	For the Nine Months Ended September 30, 2017
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2017	$680,211,051	$2,399,449	$57,158,068	$4,084,599	$(955,679)	$742,897,488
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	159,707	-	(45,846)	-	(369,686)	(255,825)
Included in other comprehensive (loss) income	31,731,448	955,598	(588,172)	(122,908)	-	31,975,966
Purchases	72,056,000	-	-	-	556,017	72,612,017
Settlements	(4,844,328)	-	(1,610,302)	(31,930)	-	(6,486,560)
Ending Balance September 30, 2017	$779,313,878	$3,355,047	$54,913,748	$3,929,761	$(769,348)	$840,743,086
Total amount of losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2017	$-	$-	$-	$-	$(369,686)	$(369,686)

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

The following tables summarizes the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance July 1, 2016	$648,397,372	$17,218,819	$62,180,059	$5,294,229	$(2,615,093)	$730,475,386
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	263,684	263,684
Included in other comprehensive (loss) income	(28,336,831)	(4,596,110)	(780,342)	(315,633)	-	(34,028,916)
Purchases	8,785,000	-	-	-	-	8,785,000
Settlements	(479,253)	-	(540,463)	(502,211)	-	(1,521,927)
Ending Balance September 30, 2016	$628,366,288	$12,622,709	$60,859,254	$4,476,385	$(2,351,409)	$703,973,227
Total amount of losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2016	$-	$-	$-	$-	$263,684	$263,684

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

	For Nine Months Ended September 30, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2016	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(1,378,112)	(1,378,112)
Included in other comprehensive (loss) income	40,781,894	6,988,349	1,777,372	179,684	-	49,727,299
Purchases	20,285,000	-	-	-	-	20,285,000
Sale of securities	(9,747,124)	-	-	-	(399)	(9,747,523)
Settlements	(6,636,619)	-	(1,625,408)	(527,359)	-	(8,789,386)
Ending Balance September 30, 2016	$628,366,288	$12,622,709	$60,859,254	$4,476,385	$(2,351,409)	$703,973,227
Total amount of losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2016	$-	$-	$-	$-	$(1,378,112)	$(1,378,112)

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

The Partnership estimates the fair value of each financial liability using a discounted cash flow model based on the debt amortization schedules and the effective rate of interest for each period presented.  This estimate of fair value is based on Level 3 inputs.  The TEBS and variable-rate TOB debt financings are credit enhanced by Freddie Mac and DB, respectively. The table below represents the fair value of the financial liabilities held on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$607,106,819	$606,173,812	$555,199,700	$553,083,924
Mortgages payable and other secured financing	50,579,400	50,650,974	51,379,512	51,595,281

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss, are reported as such on the Partnership’s condensed consolidated balance sheets.  At September 30, 2017, the Partnership held 91 MRBs. The Residential Properties financed by MRBs contain a total of 10,788 rental units. In addition, one bond (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the condensed consolidated statements of operations are reported within this operating segment.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 7).

MF Properties Segment

The MF Properties segment consists of multifamily, student housing, and senior citizen residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  At September 30, 2017, the segment includes the six MF Properties comprised of a total of 1,710 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Other Investments Segment

The Other investments segment consists of the operations of ATAX Vantage Holdings, LLC, which is invested in unconsolidated entities (Note 9) and has issued property loans due from Vantage at Brooks LLC and Vantage at Braunfels LLC (Note 10).

The following table details certain key financial information for the Partnership’s reportable segments for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues
Mortgage Revenue Bond Investments	$11,035,530	$8,504,675	$32,683,968	$26,074,552
MF Properties	3,257,174	3,414,788	10,356,311	13,483,760
Public Housing Capital Fund Trust	711,823	724,735	2,139,791	2,178,627
MBS Securities Investments	-	-	-	48,755
Other Investments	1,230,303	577,741	3,329,448	1,289,225
Total revenues	$16,234,830	$13,221,939	$48,509,518	$43,074,919

Interest expense
Mortgage Revenue Bond Investments	$4,786,151	$2,691,439	$14,295,635	$9,866,978
MF Properties	556,200	441,858	1,616,032	1,708,551
Public Housing Capital Fund Trust	371,830	351,875	1,086,094	987,140
MBS Securities Investments	-	-	-	14,692
Other Investments	-	-	-	-
Total interest expense	$5,714,181	$3,485,172	$16,997,761	$12,577,361

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-	$-
MF Properties	1,256,202	1,353,602	3,876,768	4,649,724
Public Housing Capital Fund Trust	-	-	-	-
MBS Securities Investments	-	-	-	-
Other Investments	-	-	-	-
Total depreciation expense	$1,256,202	$1,353,602	$3,876,768	$4,649,724

Partnership net income (loss)
Mortgage Revenue Bond Investments	$2,604,989	$2,918,500	$7,426,810	$7,169,516
MF Properties	(626,827)	754,441	3,136,765	8,458,960
Public Housing Capital Fund Trust	339,993	372,860	1,053,697	1,191,487
MBS Securities Investments	-	-	-	51,984
Other Investments	1,227,328	577,741	3,326,473	1,289,225
Partnership net income	$3,545,483	$4,623,542	$14,943,745	$18,161,172

The following table details certain key financial information for the Partnership’s reportable segments at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Total assets
Mortgage Revenue Bond Investments	$893,205,519	$764,995,675
MF Properties	106,823,052	129,895,112
Public Housing Capital Fund Trust Certificates	55,313,588	57,461,268
Other Investments	50,487,804	34,540,280
Consolidation/eliminations	(52,634,243)	(42,778,661)
Total assets	$1,053,195,720	$944,113,674

24. Subsequent Events

In October 2017, the owner of the Vantage at Harlingen property that collateralizes the Partnership’s MRBs closed on the sale of the property to an unrelated third party. At closing, the Partnership received the outstanding principal on the outstanding Series B and Series D MRBs, accrued interest and other fees from the borrower. The Partnership also settled approximately $19.5 million of the M33 TEBS Financing concurrent with the settlement of the MRBs.

In October 2017, the Partnership executed Commercial Purchase Agreements to sell the Eagle Village, Residences at DeCordova and Residences at Weatherford MF Properties to unrelated third parties.

On October 2, 2017, the Partnership issued 1.0 million of Series A Preferred Units to a financial institution in a private placement for gross proceeds of $10.0 million.

On October 25, 2017, the Partnership issued 750,000 of Series A Preferred Units to a financial institution in a private placement for gross proceeds of $7.5 million. Effective subsequent to the transaction, the Partnership has terminated the private offering of the Series A Preferred Units.

In October 2017, the Partnership executed PSAs to purchase one property in Hanahan, SC and one property in Goose Creek, SC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at September 30, 2017. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure.

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

Investments in MRBs and Bond Purchase Commitments.  The fair value of the Partnership’s investments in MRBs and mortgage bond purchase commitments is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these MRBs are based largely on unobservable inputs the believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in MRBs and mortgage bond purchase commitments are categorized as a Level 3 input.

Investments in Public Housing Capital Fund Trust Certificates.  The fair value of the Partnership’s investment in PHC Certificates is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the trusts’ certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs.  During the third quarter of 2017, the Partnership continued to utilize the third-party pricing service to obtain prices, which are indicative of market prices, for its PHC Certificates. The Partnership engaged a second third-party pricing service whose methodology was consistent with the Partnership’s internal valuation methodology and is utilized by the Partnership to confirm the values developed by its primary third-party pricing service. As such, the Partnership did not utilize its internal methodology to price the PHC Certificates. The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness. The valuation methodologies used by the third-party pricing services and the Partnership encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.

Taxable Bonds. The fair value of the Partnership’s taxable bonds is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable bonds and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable bond as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, subordinate to other obligations, operating results of the underlying property, geographic location, and property quality. The taxable bonds values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these taxable bonds are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable bonds is categorized as a Level 3 input.

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

Executive Summary

The Partnership was formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the Amended and Restated LP Agreement of the Partnership. We may acquire interests in MF Properties in order to position ourselves for future investments in bonds issued to finance these properties and which we expect and believe will generate tax-exempt interest.

At September 30, 2017, the Partnership has four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trust, and (4) Other Investments. In the first quarter of 2016, the Partnership sold its remaining three mortgage-backed securities (“MBS Securities”). The sale of the Partnership’s MBS Securities eliminated the MBS Securities Investment reportable segment. In addition to the reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the first, second and third quarters of 2017 and 2016:

Recent Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2017
Mortgage revenue bond acquisitions	2	$12,471	N/A	N/A	6
Mortgage revenue bond redemption	1	1,997	$1,700	N/A	6
Property loan issued	1	36	N/A	N/A	10
Property loan redemptions	1	500	N/A	N/A	10
Investment in unconsolidated entities	1	1,552	N/A	N/A	9

For the Three Months Ended June 30, 2017

Land held for development sold	1	$3,000	N/A	$(5)	8
Investment in unconsolidated entities	2	1,605	N/A	N/A	9
Property loan advances	2	639	N/A	N/A	10

For the Three Months Ended March 31, 2017
Mortgage revenue bond acquisitions	6	$59,585	N/A	N/A	6
MF Property sold	1	13,750	N/A	$1,071	8
Investments in unconsolidated entities	3	9,503	N/A	N/A	9
Property loan redemptions	1	500	N/A	N/A	10
Property loan advances	3	1,705	N/A	N/A	10

For the Three Months Ended September 30, 2016
Taxable bond redemption	1	$499	$-	$-	12
Mortgage revenue bond acquisitions	4	8,785	N/A	N/A	6
Mortgage revenue bond restructured	3	5,885	N/A	N/A	6
Property loan issued	1	2,500	N/A	N/A	10
MF Property sold	1	15,650	7,501	276	8
MF Property acquisition	1	9,883	N/A	N/A	8
Investment in unconsolidated entities	3	9,471	N/A	N/A	9

For the Three Months Ended June 30, 2016
Mortgage revenue bond redemptions	4	$5,172	$-	$-	6
MF Property sold	1	30,200	16,519	2,078	9
Investment in an unconsolidated entity	1	3,372	N/A	N/A	10

For the Three Months Ended March 31, 2016
MBS Securities sold	3	$15,081	$11,945	$-	15
Mortgage revenue bond sold	1	9,479	8,375	-	6, 15
Mortgage revenue bond acquisitions	1	11,500	N/A	N/A	6
Investment in an unconsolidated entity	1	2,443	N/A	N/A	9
Property loan advances, net	2	5,828	N/A	N/A	10

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing and Derivative Activities

The following table presents information regarding the debt financing, derivative and Preferred Unit activity of the Partnership for the first, second and third quarters of 2017 and 2016:

Recent Financing and Derivative Activity	#	Amount of Change in Debt, Derivative, or Preferred Units (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2017
Net borrowing on unsecured LOCs	1	$12,471	No	N/A	13
Interest rate derivative purchased	1	52	N/A	4.0%	17
Redeemable Series A preferred unit issuance	1	20,000	N/A	N/A	19

For the Three Months Ended June 30, 2017
Interest rate derivative purchased	2	$497	N/A	1.5%	17
Refinance of Mortgages Payable	2	-	Yes	N/A	16

For the Three Months Ended March 31, 2017
Net borrowing on unsecured LOCs	2	$(40,000)	No	N/A	13
Net borrowing on secured LOC	1	(20,000)	Yes	N/A	14
New Term A/B Financings with DB	19	106,810	Yes	N/A	15
Refinance of Term A/B Financings with DB	4	(2,245)	Yes	N/A	15
Redeemable Series A preferred unit issuance	2	16,131	N/A	N/A	19

For the Three Months Ended September 30, 2016
Net (repayments) on unsecured LOCs	2	$(23,997)	No	N/A	13
Mortgage payable related to MF Property acquisition	1	7,459	Yes	N/A	16
Term A/B Financings with DB	12	134,393	Yes	N/A	15
TOB Financing with DB paid in full and collapsed	7	(105,273)	Yes	N/A	15
Redeemable Series A preferred unit issuance	1	10,000	N/A	N/A	19

For the Three Months Ended June 30, 2016
Net (repayments) on unsecured LOCs	2	$(3,988)	No	N/A	13
Net borrowing (repayments) on mortgages payable and other secured financing	7	(16,986)	Yes	N/A	16
Redeemable Series A preferred unit issuance	1	13,869	N/A	N/A	19

For the Three Months Ended March 31, 2016
Net borrowing on unsecured LOCs	3	$10,488	No	N/A	13
TOB Financing with DB paid in full and collapsed	4	(20,320)	Yes	N/A	15
Redeemable Series A preferred unit issuance	1	10,000	N/A	N/A	19
Interest rate derivative sold	1	(11,000)	N/A	1.0%	17

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

The table below compares total revenues, other income, total interest expense and net income for the Mortgage Revenue Bond Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$11,036	$8,505	$2,531	29.8%	$32,684	$26,075	$6,609	25.3%
Total interest expense	$4,786	$2,691	$2,095	77.9%	$14,296	$9,867	$4,429	44.9%
Net income	$2,605	$2,919	$(314)	-10.8%	$7,427	$7,170	$257	3.6%

The increase in total revenues for the three months ended September 30, 2017 as compared to the same period in 2016 is due to an increase of approximately $2.6 million in recurring investment income from MRBs purchased during the fourth quarter of 2016 and during 2017, offset by a decrease of approximately $89,000 in recurring investment income due to MRB principal payments received, sales and redemptions during the fourth quarter of 2016 and during 2017. The increase in total revenues for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to an increase of approximately $7.4 million in recurring investment income from MRBs purchased during the fourth quarter 2016 and during 2017, offset by a decrease of approximately $652,000 in recurring investment income due to MRB principal payments received, sales and redemptions during the fourth quarter 2016 and during 2017.

The increase in interest expense for the three months ended September 30, 2017 as compared to the same period in 2016 is attributable to changes in the average interest rate and increased borrowings. Interest expense increased by approximately $1.4 million due to an increase of approximately 102 basis points in the average interest rate. Interest expense increased by approximately $868,000 due to an increase of approximately $147.9 million in average principal outstanding, specifically with Term A/B Trusts. These increases are offset by a decrease of approximately $201,000 related to fair value adjustments for interest rate derivatives. The increase in interest expense for the nine months ended September 30, 2017 as compared to the same period in 2016 is attributable to changes in the average interest rate and increased borrowings. Interest expense increased by approximately $2.9 million due to an increase of approximately 71 basis points in the average interest rate. Interest expense increased by approximately $2.6 million due to an increase of approximately $125.5 million in average principal outstanding, specifically with Term A/B Trusts. These increases are offset by a decrease of approximately $1.0 million related to fair value adjustments for interest rate derivatives.

The decrease in net income for the three months ended September 30, 2017 as compared to the same period in 2016 is due to the changes in total revenues and interest expense above, an increase of approximately $424,000 in salaries and RUA expense, and an increase in investment administration fees of $227,000 due to additional investments made in 2016 and 2017. The increase in net income for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to the changes in total revenues and interest expense above, offset by an increase of approximately $989,000 in salaries and RUA expense, and an increase in investment administration fees of $649,000 due to additional investments made in 2016 and 2017.

Public Housing Capital Fund Trust Segment

The PHC Certificates consist of custodial receipts evidencing loans made to several public housing authorities.

The table below compares total revenues and net income for the Public Housing Capital Fund Trust segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
PHC Trusts
Total revenues	$712	$725	$(13)	-1.8%	$2,140	$2,179	$(39)	-1.8%
Total interest expense	$372	$352	$20	5.7%	$1,086	$987	$99	10.0%
Net income	$340	$373	$(33)	-8.8%	$1,054	$1,191	$(137)	-11.5%

The slight decrease in total revenues for the three and nine months ended September 30, 2017 compared to the same periods in 2016 is the result of principal reductions of the PHC Certificates during 2016 and 2017. The increase in total interest expense for the three and nine months ended September 30, 2017 compared to the same periods in 2016 is the result of rising interest rates during 2016 and the first quarter of 2017, offset by reductions in principal outstanding.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties.

The table below compares total revenues, other income, total interest expense, and net income for the MF Properties segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
MF Properties
Total revenues	$3,257	$3,415	$(158)	-4.6%	$10,356	$13,484	$(3,128)	-23.2%
Other income (loss) - Gain (loss) on sale of real estate assets	$-	$1,634	$(1,634)	N/A	$7,153	$14,077	$(6,924)	-49.2%
Total interest expense	$556	$442	$114	25.8%	$1,616	$1,709	$(93)	-5.4%
Net income	$(627)	$754	$(1,381)	-183.2%	$3,137	$8,459	$(5,322)	-62.9%

At September 30, 2017 and 2016, the Partnership and its Consolidated Subsidiaries owned six and eight MF Properties, respectively, which contain a total of 1,710 and 2,217 rental units, respectively.

The decrease in total revenues for the three months ended September 30, 2017 as compared to the same period in 2016 is due to a decrease of approximately $497,000 from the sales of the Arboretum and Woodland Park in 2016 and the sale of Northern View in March 2017, offset by an increase of approximately $355,000 from the acquisition of Jade Park in September 2016. The decrease in total revenues for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to a decrease of approximately $3.6 million from the sales of the Arboretum, Woodland Park and Northern View, a decrease of approximately $570,000 from declining occupancy at the 50/50 MF Property, and an increase of approximately $1.0 million from the acquisition of Jade Park in September 2016.

Other income for the nine months ended September 30, 2017 consists primarily of a $ 7.2 million gain on sale of Northern View in March 2017. Other income for the three months ended September 30, 2016 consists of the gain on sale of Woodland Park in July 2016. Other income for the nine months ended September 30, 2016 consists of the gain on sale of the Arboretum in June 2016 and Woodland Park in July 2016.

The increase in interest expense for the three months ended September 30, 2017 as compared to the same periods in 2016 is due primarily to an increase in the average interest rate on mortgages payable. The decrease in interest expense for the nine months ended September 30, 2017 as compared to the same periods in 2016 is due primarily to lower principal balances because of contractual principal payments and settlement of mortgages payable at the Arboretum, Woodland Park and Northern View upon sale.

The decrease in net income for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is due primarily to the change in gain on sale of real estate assets, net of related income tax expenses.

At September 30, 2017, Properties Management, an affiliate of AFCA 2, provided property management services for five of the MF Properties and seven of the properties collateralized by the MRBs.  Management believes this relationship provides greater insight and understanding of the underlying property operations and their ability to meet the Partnership’s debt service requirements.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and has issued property loans due from multifamily projects.

The table below compares total revenues and net income for the Other Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other Investments
Total revenues	$1,230	$578	$652	112.8%	$3,329	$1,289	$2,040	158.3%
Net income	$1,227	$578	$649	112.3%	$3,326	$1,289	$2,037	158.0%

The increase in total revenues and net income for the three months ended September 30, 2017 as compared to same period in 2016 is due to an increase of approximately $616,000 from income on investments in unconsolidated entities due to additional equity contributions made during the fourth quarter of 2016 and during 2017, and an increase of approximately $36,000 in interest income from property loans due to additional principal advances during the fourth quarter of 2016 and during 2017. The increase in total revenues and net income for the nine months ended September 30, 2017 as compared to same period in 2016 are due to an increase of approximately $1.9 million from income on investments in unconsolidated entities due to additional equity contributions made during the fourth quarter of 2016 and during 2017, and an increase of approximately $171,000 in interest income from property loans due to additional principal advances during the fourth quarter of 2016 and during 2017.

Former MBS Securities Investments Segment

In January 2016, the Partnership sold its three remaining MBS Securities and collapsed the related MBS TOB Trusts and paid all obligations in full using proceeds from the sale. The sale of the Partnership’s remaining MBS Securities eliminated the MBS Securities Investments segment in the first quarter of 2016.

The table below compares total revenues and net income for the MBS Securities Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
MBS Securities
Total revenues	$-	$-	$-	N/A	$-	$49	$(49)	N/A
Total interest expense	$-	$-	$-	N/A	$-	$15	$(15)	N/A
Net income	$-	$-	$-	N/A	$-	$52	$(52)	N/A

There were no operations in the MBS Securities Investments segment during the three and nine months ended September 30, 2017.

Discussion of the Residential Properties Securing our Mortgage Revenue Bond Holdings and MF Properties

The following tables outline certain information regarding the Residential Properties on which the Partnership holds MRBs as investments and the MF Properties.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  At September 30, 2017, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current at September 30, 2017.

					Economic Occupancy (2)
		Number	Physical Occupancy (1) at September 30,		For the Nine Months Ended September 30,
Property Name	State	of Units	2017	2016	2017	2016
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	88	97%	100%	97%	100%
Harden Ranch	CA	100	100%	99%	98%	98%
Montclair Apartments	CA	80	100%	96%	99%	100%
Santa Fe Apartments	CA	89	100%	100%	103%	98%
Seasons at Simi Valley	CA	69	100%	100%	126%	137%
Sycamore Walk	CA	112	98%	98%	98%	101%
Tyler Park Townhomes	CA	88	97%	99%	97%	99%
Westside Village Market	CA	81	100%	100%	100%	101%
Lake Forest Apartments	FL	240	83%	95%	86%	87%
Ashley Square Apartments	IA	144	97%	96%	85%	93%
Brookstone Apartments	IL	168	100%	99%	96%	94%
Copper Gate	IN	128	96%	95%	95%	98%
Renaissance Gateway (6)	LA	208	98%	99%	106%	96%
Live 929 Apartments	MD	575	87%	85%	84%	86%
Woodlynn Village	MN	59	98%	100%	97%	99%
Greens of Pine Glen Apartments	NC	168	98%	95%	89%	89%
Silver Moon	NM	151	86%	89%	87%	84%
Ohio Properties (4)	OH	362	98%	93%	94%	94%
Bridle Ridge Apartments	SC	152	99%	100%	96%	97%
Companion at Thornhill Apartments	SC	178	99%	98%	87%	84%
Cross Creek Apartments	SC	144	94%	98%	94%	94%
Palms at Premier Park	SC	240	95%	95%	88%	83%
Arbors of Hickory Ridge	TN	348	92%	87%	82%	84%
Avistar at Chase Hill	TX	232	88%	81%	70%	76%
Avistar at the Crest	TX	200	94%	99%	80%	83%
Avistar at the Oaks	TX	156	94%	93%	86%	86%
Avistar in 09	TX	133	96%	92%	85%	86%
Avistar on the Boulevard	TX	344	91%	94%	79%	82%
Avistar on the Hills	TX	129	99%	98%	87%	90%
Bella Vista Apartments	TX	144	92%	95%	92%	95%
Bruton Apartments	TX	264	84%	99%	87%	26%
Concord at Gulfgate	TX	288	95%	97%	88%	83%
Concord at Little York	TX	276	98%	97%	88%	77%
Concord at Williamcrest	TX	288	95%	94%	87%	83%
Decatur Angle	TX	302	91%	95%	86%	63%
Heritage Square Apartments	TX	204	87%	97%	80%	82%
Runnymede Apartments	TX	252	100%	98%	96%	97%
South Park Ranch Apartments	TX	192	98%	98%	97%	97%
Vantage at Harlingen	TX	288	92%	94%	74%	67%
Vantage at Judson	TX	288	96%	95%	86%	82%
15 West Apartments (5)	WA	120	98%	n/a	96%	n/a
		8,072	94%	94%	88%	84%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(3)

A property is considered stabilized once it reaches 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for a period after construction completion or completion of the rehabilitation.

(4)

The Partnership holds approximately $17.7 million of MRBs secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties).  Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5)	Newly stabilized properties. Previous period results are not available.
(6)	The physical and economic occupancy amounts for the property are based on the latest available financial information, which is as of June 30, 2017.

Overall physical occupancy for the stabilized Residential Properties is consistent at September 30, 2017 as compared to September 30, 2016.

Overall economic occupancy increased for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase is due primarily to the stabilization of Bruton Apartments and Decatur Angle during the latter half of 2016 when significant progress was made on renovations at each property. Economic occupancy also increased due to the addition of 15 West in the fourth quarter of 2016, which has higher economic occupancy than the average of the portfolio.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  At September 30, 2017, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated non-stabilized properties was current at September 30, 2017.

					Economic Occupancy (2)
		Number	Physical Occupancy (1) at September 30,		For the Nine Months Ended September 30,
Property Name	State	of Units	2017	2016	2017	2016
Non-Consolidated Properties-Non Stabilized (3)
Courtyard Apartments (4)	CA	108	100%	n/a	100%	n/a
Harmony Court Bakersfield (4)	CA	96	97%	n/a	93%	n/a
Harmony Terrace (4)	CA	136	100%	n/a	133%	n/a
Las Palmas (4)	CA	81	99%	100%	95%	99%
Montecito at Williams Ranch (5)	CA	132	98%	n/a	96%	n/a
San Vicente (4)	CA	50	98%	98%	97%	n/a
Seasons Lakewood (4)	CA	85	100%	n/a	107%	n/a
Seasons San Juan Capistrano (4)	CA	112	96%	n/a	98%	n/a
Summerhill (4)	CA	128	97%	n/a	97%	n/a
The Village at Madera (4)	CA	75	99%	n/a	96%	n/a
Columbia Gardens	SC	188	98%	74%	80%	76%
Willow Run	SC	200	99%	81%	81%	76%
Avistar at Copperfield (4)	TX	192	70%	n/a	64%	n/a
Avistar at the Parkway	TX	236	86%	90%	74%	53%
Avistar at Wilcrest (4)	TX	88	53%	n/a	69%	n/a
Avistar at Wood Hollow (4)	TX	409	70%	n/a	71%	n/a
Crossing at 1415	TX	112	91%	49%	64%	35%
Heights at 515	TX	96	98%	73%	76%	55%
Oaks at Georgetown (4)	TX	192	96%	n/a	85%	n/a
		2,716	89%	79%	85%	62%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

During the third quarter of 2017, these properties were under construction or renovation.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for a period after construction completion or completion of the rehabilitation.

(4)	Previous period occupancy numbers are not available as these are new investments subsequent to the third quarter of 2016.

Physical and economic occupancy increased in the first nine months of 2017 as compared to the same period in 2016. The increase is primarily due to the addition of non-stabilized Residential Properties with high occupancy in the fourth quarter of 2016 and the first quarter of 2017. These new Residential Properties are scheduled for major rehabilitations and may show a decline in physical and economic occupancy until the rehabilitations are completed. There is no comparable data for such new non-stabilized Residential Properties in the first nine month of 2016 since they were either under significant renovations or were new investments.

MF Properties

The MF Properties are owned by the Partnership and the Greens Hold Co. We own two MF Properties directly and the remaining MF Properties are wholly-owned by the Greens Hold Co.  The properties are encumbered by mortgage loans and other secured financing with an aggregate net principal balance of $50.6 million at September 30, 2017.  We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  At September 30, 2017, all the MF Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our mortgages payable and other secured financing was current at September 30, 2017.

					Economic Occupancy (2)
		Number	Physical Occupancy (1) at September 30,		For the Nine Months Ended September 30,
Property Name	State	of Units	2017	2016	2017	2016
MF Properties-Stabilized (3)
Suites on Paseo	CA	394	89%	95%	94%	78%
Jade Park (4)	FL	144	94%	n/a	78%	n/a
Eagle Village	IN	511	93%	81%	82%	86%
The 50/50 MF Property	NE	475	97%	76%	71%	90%
Residences at DeCordova	TX	110	100%	97%	93%	94%
Residences at Weatherford	TX	76	100%	100%	97%	101%
		1,710	94%	85%	84%	86%

((1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Previous period occupancy numbers are not available as the property was acquired on September 30, 2016.

Physical occupancy increased at September 30, 2017 as compared to the same period in 2016 due to increases at Eagle Village and The 50/50 MF Property. Such increases are the result of marketing and pricing plans implemented by Property Management to increase occupancy for the fall 2017 semester.

Economic occupancy decreased in the first nine months of 2017 as compared to the same period in 2016 due lower occupancy at The 50/50 MF Property. Economic occupancy was lower at The 50/50 MF Property during the first nine months due to occupancy declines noted in prior quarters. As physical occupancy at The 50/50 MF Property has improved at September 30, 2017, we expect economic occupancy to improve as the property operates at higher occupancy in the coming quarters.

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues and total expenses, and net income for the three and nine months ended September 30, 2017 and 2016 and should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The table below compares revenue and other income for the Partnership for the periods presented:

Change in Total Revenues and Other Income (in 000’s)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues and Other Income:
Property revenues	$3,244	$3,415	$(171)	-5.0%	$10,281	$13,484	$(3,203)	-23.8%
Investment income	12,243	9,071	3,172	35.0%	35,887	27,239	8,648	31.7%
Contingent interest income	-	90	(90)	N/A	219	309	(90)	-29.1%
Other interest income	735	646	89	13.8%	2,047	2,043	4	0.2%
Other income	13	-	13	100.0%	75	-	75	100.0%
Gain (loss) on sale of real estate assets	-	1,634	(1,634)	N/A	7,153	14,077	(6,924)	-49.2%
Gain on sale of securities	-	-	-	N/A	-	8	(8)	N/A
Total Revenues and Other Income	$16,235	$14,856	$1,379	9.3%	$55,662	$57,160	$(1,498)	-2.6%

Discussion of the Total Revenues and Other Income for the Three Months Ended September 30, 2017 and 2016

Property revenues.  The decrease in property revenues for the three months ended September 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $497,000 from the sales of the Arboretum and Woodland Park in June and July 2016, respectively, and the sale of Northern View in March 2017; and
•	An increase of approximately $355,000 from the acquisition of Jade Park in September 2016.

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates, MBS Securities (for 2016 only) and other equity investments.  The increase in investment income for the three months ended September 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	An increase of approximately $2.6 million in recurring investment income from MRBs purchased during the fourth quarter of 2016 and during 2017;
•	An increase of approximately $617,000 from income on investments in unconsolidated entities due to additional equity contributions made during the fourth quarter of 2016 and during 2017; and
•	A decrease of approximately $83,000 in recurring investment income due to MRB principal payments received, sales and redemptions during the fourth quarter of 2016 and during 2017.

Contingent interest income. There was no contingent interest income received for the three months ended September 30, 2017. For the three months ended September 30, 2016, contingent interest income was received from available excess cash at Ashley Square.

Other interest income. Other interest income is comprised primarily of interest income on property loans. The increase in other interest income for the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase of approximately $46,000 in interest income from loans to Vantage at Brooks, Vantage at New Braunfels, and the Winston Group for additional advances during the fourth quarter of 2016 and during 2017.

Gain (loss) on sale of real estate assets.  The was no gain (loss) on sale reported for the three months ended September 30, 2017. The gain reported for the three months ended September 30, 2016, is from the sale of Woodland Park in July 2016.

Discussion of the Total Revenues and Other Income for the Nine Months Ended September 30, 2017 and 2016

Property revenues.  The decrease in property revenues for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $3.6 million from the sales of the Arboretum and Woodland Park in June and July 2016, respectively, and the sale of Northern View in March 2017;

•	A decrease of approximately $570,000 related to low occupancy at the 50/50 MF Property; and
•	An increase of approximately $1.0 million from the acquisition of Jade Park in September 2016.

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates, MBS Securities (for 2016 only) and other equity investments.  The increase in investment income for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	An increase of approximately $7.4 million in recurring investment income from MRBs purchased during the fourth quarter of 2016 and during 2017;
•	An increase of approximately $1.9 million from income on investments in unconsolidated entities due to additional equity contributions made during 2016 and 2017;
•	A decrease of approximately $428,000 in recurring investment income due to MRB principal payments received, sales and redemptions during the fourth quarter of 2016 and during 2017; and
•

A decrease of approximately $52,000 in recurring investment income due to sale of the MBS Securities in January 2016 and principal paydowns on the PHC investments during the fourth quarter of 2016 and during 2017.

Contingent interest income. For the nine months ended September 30, 2017, contingent interest income was received from available excess cash at Lake Forest. For the nine months ended September 30, 2016, contingent interest income was received from available excess cash at Ashley Square.

Other interest income. Other interest income is comprised primarily of interest income on property loans. Other interest income for the nine months ended September 30, 2017 was comparable to the same period in 2016.

Gain (loss) on sale of real estate assets.  The gain reported for the nine months ended September 30, 2017, is primarily from the sale of Northern View in March 2017. The gain reported for the nine months ended September 30, 2016, is from the sales of the Arboretum and Woodland Park in June and July 2016, respectively.

The table below compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$2,226	$2,253	$(27)	-1.2%	$6,331	$7,259	$(928)	-12.8%
Impairment charge	-	-	-	N/A	-	62	(62)	N/A
Depreciation and amortization	1,259	1,361	(102)	-7.5%	4,122	5,293	(1,171)	-22.1%
Amortization of deferred financing costs	577	426	151	35.4%	1,880	1,350	530	39.3%
Interest	5,714	3,485	2,229	64.0%	16,998	12,577	4,421	35.2%
General and administrative	3,198	2,377	821	34.5%	9,206	7,475	1,731	23.2%
Total Expenses	$12,974	$9,902	$3,072	31.0%	$38,537	$34,016	$4,521	13.3%

Discussion of the Total Expenses for the Three Months Ended September 30, 2017 and 2016

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the three months ended September 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $348,000 related to the sales of the Arboretum and Woodland Park during 2016 and Northern View in March 2017;

•	An increase of approximately $126,000 related to the acquisition of Jade Park in September 2016; and
•	An increase of approximately $129,000 related to timing of certain repairs and maintenance expense at the MF Properties.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the three months ended September 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $175,000 in depreciation related to the sales of the Arboretum and Woodland Park during 2016 and Northern View in 2017; and
•	An increase of approximately $110,000 in depreciation and amortization related to the acquisition of Jade Park in September 2016.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The increase in amortization of deferred financing costs for the three months ended September 30, 2017 as compared to the same period in 2016 is primarily due to $154,000 additional expense related to Term A/B Trusts executed in September 2016, the fourth quarter of 2016 and the first quarter of 2017.

Interest expense. The increase in interest expense for the three months ended September 30, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $1.5 million due to an increase of approximately 92 basis points in the average interest rate;
•	An increase of approximately $921,000 due to an increase of approximately $145.0 million in average principal outstanding, specifically Term A/B Trust financings; and
•	A decrease of approximately $201,000 related to fair value adjustments for interest rate derivatives.

General and administrative expenses.  The increase in general and administrative expenses for the three months ended September 30, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $519,000 due to the issuance of restricted unit awards, which were first issued in September 2016; and
•	An increase of approximately $227,000 for administrative fees due an increase in assets owned by the Partnership.

Discussion of the Total Expenses for the Nine Months Ended September 30, 2017 and 2016

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $1.7 million related to the sales of the Arboretum and Woodland Park during 2016 and Northern View in March 2017; and
•	An increase of approximately $618,000 related to the acquisition of Jade Park in September 2016.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to the following factors:

•	A decrease of approximately $1.0 million in depreciation related to the sales of the Arboretum and Woodland Park during 2016 and Northern View in 2017;
•	A decrease of approximately $614,000 in amortization at the Suites on Paseo due to the full amortization of acquired in-place leases during 2016; and
•	An increase of approximately $549,000 in depreciation and amortization related to the acquisition of Jade Park in September 2016.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The increase in amortization of deferred financing costs for the nine months ended September 30, 2017 as compared to the same period in 2016 is due primarily to $203,000 additional expense related to the $20 million secured line of credit arrangement initiated in December 2016, and an increase of approximately $366,000 related to new Term A/B Trust financings in September 2016 and during 2017.

Interest expense. The increase in interest expense for the nine months ended September 30, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $3.1 million due to an increase of approximately 66 basis points in the average interest rate;
•	An increase of approximately $2.3 million due to an increase of approximately $108.5 million in average principal outstanding, specifically Term A/B Trust financings; and
•	A decrease of approximately $1.0 million related to fair value adjustments for interest rate derivatives.

General and administrative expenses.  The increase in general and administrative expenses for the nine months ended September 30, 2017 as compared to the same period in 2016 is attributable to the following factors:

•	An increase of approximately $1.1 million due to restricted unit awards, which were first issued in September 2016; and
•	An increase of approximately $631,000 for administrative fees due an increase in assets owned by the Partnership.

Discussion of the Income Tax Expense for the Three and Nine Months Ended September 30, 2017 and 2016

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in the MF Properties, except for Suites on Paseo and Jade Park. The gain on sale of Northern View in March 2017 and normal operating income of the owned MF Properties are subject to federal and state income taxes and the Partnership recorded income tax expense (benefit) of approximately ($285,000) and $2.1 million for the three and nine months ended September 30, 2017. The gains on sale, net of NOLs carryforwards, of the Arboretum in June 2016 and Woodland Park in July 2017 and normal operating income of the owned MF Properties are subject to federal and state income taxes and the Partnership recorded income tax expense of approximately $331,000 and $5.0 million for the three and nine months ended September 30, 2016.

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

The table below shows the calculation of CAD (and a reconciliation of the Partnership’s GAAP net income to CAD) for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Partnership net income	$3,545,483	$4,623,542	$14,943,745	$18,161,172
Change in fair value of derivatives and interest rate derivative amortization	66,917	(263,684)	369,686	1,378,112
Depreciation and amortization expense	1,259,055	1,361,259	4,122,260	5,292,889
Impairment charge	-	-	-	61,506
Amortization of deferred financing costs	577,413	425,520	1,880,236	1,350,200
Restricted units compensation expense	550,390	31,050	1,160,123	31,050
Deferred income taxes	(9,000)	(136,000)	(374,000)	417,000
Redeemable Series A preferred unit distribution and accretion	(523,682)	(181,969)	(1,280,874)	(308,635)
Tier 2 Income distributable to the General Partner (1)	-	(291,295)	(1,120,625)	(2,431,876)
Bond purchase premium (discount) amortization (accretion), net of cash received	(26,270)	(147,033)	(76,518)	(78,669)
Total CAD	$5,440,306	$5,421,390	$19,624,033	$23,872,749

Weighted average number of units outstanding, basic	59,811,578	60,176,937	59,904,078	60,227,413
Net income per unit, basic	$0.05	$0.07	$0.21	$0.25
Total CAD per unit, basic	$0.09	$0.09	$0.33	$0.40
Distributions per unit	$0.125	$0.125	$0.375	$0.375

(1)

As described in Note 3 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and Unitholders as a class and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.  For the three months ended September 30, 2017, the Partnership did not report any Tier 2 income distributable to the General Partner. For the three months ended September 30, 2016, the Partnership reported Tier 2 income distributable to the General Partner of approximately $268,000 from the gain on the sale of Woodland Park and approximately $23,000 from contingent interest received from Ashley Square.

For the nine months ended September 30, 2017, the Partnership reported Tier 2 income distributable to the General Partner of approximately $1.1 million from the net gain on the sale of Northern View, approximately $55,000 from contingent interest received from Lake Forest, offset by a $5,000 loss on the sale of land in St. Petersburg, FL.  For the nine months ended September 30, 2016, the Partnership reported Tier 2 income distributable to the General Partner of approximately $2.1 million from the gain on the sale of the Arboretum, $268,000 from the gain on sale of Woodland Park, and approximately $77,000 from contingent interest received from Ashley Square.

There was no non-recurring CAD per unit earned by the Partnership for the three and nine months ended September 30, 2017 and 2016.

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

Other sources of cash available to the Partnership include:

•	Operating line of credit;
•	Secured and unsecured lines of credit;
•	Debt financing;
•	Mortgages payable and other secured financings;
•	Sale of Series A Preferred Units; and
•	Sale of additional BUCs.

At September 30, 2017, the Partnership had borrowed the following amounts:

•	Debt financing, net - $594.6 million; and
•	Mortgages payable and other secured financing, net - $50.6 million.

In addition, as of September 30, 2017, the Partnership had issued 7.7 million Series A Preferred Units at a subscription price of $10.00 per unit.  We issued approximately 3.6 million Series A Preferred Units during the nine months ended September 30, 2017 for gross proceeds of approximately $36.1 million. We did not issue any BUCs during 2017 or 2016.

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

(ii)	Payment of interest and principal on unsecured and secured lines of credit

We maintain two unsecured lines of credit: an operating and a revolving line of credit. Our operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make prepayments of the principal to reduce outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the nine months ended September 30, 2017. In addition, we have fulfilled this requirement for the fourth quarter of 2017. Our $50 million revolving line of credit may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on the line of credit are due on the 270th day following the advance date, but may be extended by making certain payments for up to an additional 270 days. Our $20 million secured term line of credit was used to finance the purchase of MRBs and matured in March 2017. The secured line of credit was closed and is not available for use by the Partnership at September 30, 2017.

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

We anticipate refinancing all debt financing arrangements that will mature in the fourth quarter of 2017 with similar arrangements of terms greater than one year.

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

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall leverage constraint, as established by the Board of Managers (the “Board”) of Burlington, which is the general partner of the Partnership’s general partner. During the third quarter of 2017, the Board approved an increase in the overall leverage constraint to 75%. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, initial finance costs and the MF Properties at cost. At September 30, 2017, our overall leverage ratio was approximately 66%.

Cash Flows

During the nine months ended September 30, 2017, we generated $14.8 million of cash, which was the net result of approximately $13.2 million provided by operating activities, approximately $55.9 million used in investing activities, and approximately $57.6 million provided by financing activities.

Cash provided by operating activities totaled $13.2 million for the nine months ended September 30, 2017, as compared to cash provided by operating activities of $9.8 million for the nine months ended September 30, 2016. The increase is primarily due to two factors. First, there is a $1.3 million lower increase in interest receivable when comparing 2017 to 2016. Second, there is a $1.9 million increase in cash due to changes in accounts payable and accrued expenses when comparing 2017 to 2016.

Cash used in investing activities totaled $55.9 million for the nine months ended September 30, 2017, as compared to cash provided by investing activities of $28.5 million for the nine months ended September 30, 2016. The decrease is due primarily to various factors. First, there was an increase of $51.8 million of cash used for MRB acquisitions in 2017 as compared to 2016. Second, the sale of MRBs and MBS Securities in 2016 resulted in cash of $24.3 million and such sale did not reoccur in the first nine months of 2017. Third, there was a decrease in cash proceeds from the sale of MF Properties of $32.1 million as compared to 2016 due to the Arboretum and Woodland Park sales in 2016 having a higher price than the Northern View sale in 2017. These were offset by $9.9 million less cash used to acquire MF Properties, $9.3 million less investment in property loans and investments in unconsolidated entities, and $2.9 million more cash provided by changes in restricted cash balances in 2017 as compared to 2016.

Cash provided by financing activities totaled $57.6 million for the nine months ended September 30, 2017, as compared to cash used in financing activities of $24.4 million for the nine months ended September 30, 2016. The change is due primarily to a decrease in principal payments on Debt Financing of $92.3 million, a decrease in principal payments on Mortgages Payable of $16.6 million and additional proceeds from issuance of Series A Preferred units of $2.3 million in 2017 as compared to 2016. This activity was offset by a decrease of net proceeds from unsecured and secured lines of credit of $30.0 million.

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

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the nine months ended September 30, 2017 as disclosed herein.

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

The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates at September 30, 2017:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$779,314	2.6%	- 9.9%	2.8%	- 10.8%	$22,505
PHC Certificates	54,914	4.8%	- 5.7%	5.3%	- 6.3%	1,756

Geographic Risk

The properties securing the MRBs are geographically dispersed throughout the United States with significant concentrations (geographic risk) in Texas, California, and South Carolina.  At September 30, 2017 and December 31, 2016, the geographic concentration in Texas as a percentage of the total MRB principal outstanding was approximately 49% and 45%, respectively.  At September 30, 2017 and December 31, 2016, the geographic concentration in California as a percentage of the total MRB principal

outstanding was approximately 20% for each period.   At September 30, 2017 and December 31, 2016, the geographic concentration in South Carolina as a percentage of the total MRB principal outstanding was approximately 11% and 12%, respectively.  After review of the properties’ economic performance in Texas, California and South Carolina as compared to general market conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At September 30, 2017, the total costs of borrowing by investment type were as follows:

•	range between approximately 4.2% and 4.5% for the unsecured LOCs;
•	range between approximately 2.2% and 2.9% for the M24, M31, and M33 TEBS facilities;
•	range between approximately 4.0% and 4.4% for the TOB Trusts securitized by MRBs;
•	range between approximately 3.6% and 4.5% for the Term A/B Trusts securitized by MRBs;
•	range between approximately 3.1% and 3.2% for the PHC Trust Certificates TOB Trusts; and
•	range between approximately 3.9% and 4.8% for the MF Property mortgages and other secured financing.

The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at September 30, 2017:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of September 30, 2017 (1)
July 2014	$30,759,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$579
July 2014	30,759,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	579
July 2014	30,759,409	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	579
July 2015	27,740,685	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	7,674
July 2015	27,740,685	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	7,674
July 2015	27,740,685	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	7,674
June 2017	92,278,226	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	91,628
June 2017	83,222,056	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	305,086
Sept 2017	60,248,999	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	5,880
							$427,353

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

The Partnership has contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. In the second quarter of 2017, the Partnership determined that due to the stabilization of the Decatur Angle and Bruton MRB properties and securitization of the related MRBs into fixed rate Term A/B Trust financings, the interest rate swaps were not needed to mitigate interest rate risk on financings related to the MRBs. The Partnership then determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts.  The following table summarizes the terms of the interest rate swaps at September 30, 2017 and December 31, 2016:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	September 30, 2017 - Fair Value of Liability	December 31, 2016 - Fair Value of Liability
Sept 2014	$22,860,724	Oct 2016	Oct 2021	1.96%	0.87%	70% 30-day LIBOR	Deutsche Bank	$(603,323)	$(738,574)
Sept 2014	18,080,240	April 2017	April 2022	2.06%	0.87%	70% 30-day LIBOR	Deutsche Bank	(593,378)	(600,709)
								$(1,196,701)	$(1,339,283)

Interest Rates Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$1,404	$(4,917)	$(21,719)	$(29,997)	$(35,951)
TEBS Debt Financings	314,811	(619,681)	(1,061,488)	(1,352,797)	(1,565,646)
Other Investment Financings	(1,566)	3,129	6,254	9,375	12,492
Total	$314,649	$(621,469)	$(1,076,953)	$(1,373,419)	$(1,589,105)

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

As the above information incorporates only those material positions or exposures that existed as of September 30, 2017, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s 2016 Annual Report on Form 10‑K and Quarterly Report on Form 10-Q for the six months ended June 30, 2017, which are incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2017.

Item 6. Exhibits.

The following exhibits are filed as required by Item 15(a)(3) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1

Third Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated August 7, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on August 7, 2017).

10.1	Series A Preferred Units Subscription Agreement dated August 7, 2017.

10.2	Amended and Restated Rate Cap Agreement dated August 10, 2017 between ATAX TEBS II, LLC and Barclays Bank PLC.

10.3	Amended and Restated Rate Cap Agreement dated August 10, 2017 between ATAX TEBS III, LLC and Barclays Bank PLC.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three months ended September 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: November 6, 2017	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: November 6, 2017	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer