Form 10-K
period 2017-12-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2018-02-28
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was  $358,504,922

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	changes in interest rates;
•	our ability to use borrowings or obtain capital to finance our assets;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s Capital Fund Program (“HUD”);
•	geographic concentration with the MRB portfolio held by the Partnership;
•	appropriations risk related to the funding of federal housing programs, including HUD Section 8; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

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

Item 1. Business.

The Partnership was formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. Unitholders may incur tax liability if any interest earned on the Partnership’s MRBs is determined to be taxable.” See Item 1A, “Risk Factors” in the Company’s report for additional details.

The Partnership has been in operation since 1998 and owns 87 MRBs with an aggregate outstanding principal amount of approximately $719.8 million as of December 31, 2017. The majority of these MRBs were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 63 Residential Properties containing a total of 10,666 rental units located in 14 states in the United States.  Each MRB for the Residential Properties is secured by a mortgage or deed of trust.  One MRB is secured by a mortgage on the ground, facilities, and equipment of a commercial ancillary health care facility in Tennessee. Each of the MRBs provides for “base” interest payable at a fixed rate on a periodic basis. Additionally, the MRBs may also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties. Such MRBs provide us with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations, from the refinancing of the MRB or from their ultimate sale. Of the MRBs owned, 20 are owned directly by the Partnership. Nine of the MRBs are owned by ATAX TEBS I, LLC, 12 MRBs are owned by ATAX TEBS II, LLC, and 8 MRBs are owned by ATAX TEBS III, LLC. Each of these LLCs is a special purpose entity owned and controlled by the Partnership to facilitate Tax Exempt Bond Securitization (“TEBS”) Financings with Freddie Mac. Two MRBs are securitized and held by Deutsche Bank AG (“DB”) in Term Tender Option Bond (“Term TOB”) facilities. Thirty-six MRBs are securitized and held by DB in Term A/B Trust financing facilities. See Notes 2 and 17 to the Partnership’s consolidated financial statements for additional details.

The ability of the Residential Properties and the commercial property which collateralize our MRBs to make payments of base and contingent interest is a function of the net cash flow generated by these properties. Net cash flow from a multifamily, student, or senior citizen residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as the requirement that a certain percentage of the rental units be set aside for tenants who qualify as persons of low to moderate income, local or national economic conditions, and the amount of new apartment construction and interest rates on single-family mortgage loans. Net cash flow from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of the properties which collateralize the MRBs. The return we realize from our investments in MRBs depends upon the economic performance of the Residential Properties and the commercial property which collateralize these MRBs. We may be considered to be in competition with other residential rental properties and commercial properties located in the same geographic areas as the properties financed with our MRBs.

We may also make taxable property loans secured by the Residential Properties which are financed by MRBs held by us. We do this to provide financing for capital improvements at these properties or to otherwise support property operations when we determine it is in our best long-term interest.

We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by ATAX’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Amended and Restated LP Agreement”) and the conditions to the exemption from registration under the Investment Company Act of 1940 that are relied upon by us. Under the Amended and Restated LP Agreement, any tax-exempt investments, other than MRBs, that are not secured by a direct or indirect interest in a property must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency.  The Partnership’s acquisition of any tax-exempt investment or other investment may not cause the aggregate book value of such investments to exceed 25% of our assets at the time of acquisition. At December 31, 2017, we had one class of other tax-exempt investments, the Public Housing Capital Fund Trusts’ Certificates (“PHC Certificates”). The PHC Certificates had an aggregate outstanding principal amount of approximately $50.4 million at December 31, 2017. The PHC Certificates are securitized into three separate TOB financing facilities (“TOB Trusts”) with DB (“PHC Trusts”).  See Note 17 to the Company’s consolidated financial statements for additional details. The PHC Certificates held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.

At December 31, 2017, we own limited membership interests in certain unconsolidated entities (“Vantage Properties”). Our investments in the Vantage Properties are used to construct multifamily real estate properties. We do not have controlling interests in the Vantage Properties and account for the limited partnership interests under the equity method of accounting.  The Partnership earns a return on its investments accruing immediately on its contributed capital, which is guaranteed during the construction phase by an unrelated third party.  The limited membership interests entitle the Partnership to shares of certain cash flows generated by the Vantage Properties from operations or upon the occurrence of certain capital transactions, such as a sale or refinancing.

We may acquire interests in multifamily, student, and senior citizen apartment properties (“MF Properties”) to position ourselves for future investments in MRBs issued to finance these properties and which we expect and believe will generate tax-exempt interest. We currently hold interests in three MF Properties containing 1,013 rental units located in Nebraska, California, and Florida. In addition, we may acquire real estate securing our MRBs or taxable property loans through foreclosure in the event of a default.

To restructure each of the MF Properties into a MRB, we team with a third-party developer who works to secure a MRB issuance from the local housing authority. Once the developer receives the MRB commitment, we will sell the MF Property to a not-for-profit entity, public finance authority or to a for profit entity in connection with a syndication of LIHTCs under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We expect to acquire the MRBs issued to provide debt financing for these properties at the time the property ownership is restructured. Such restructurings will generally be expected to occur within 36 months of our initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. We will not acquire LIHTCs in connection with these transactions. In the event that the MF Property cannot secure a MRB, we will operate the MF Property until the opportunity arises to sell it at what we believe is its optimal fair value. These types of transactions represent a long-term market opportunity for us and will provide us with a pipeline of future MRB investment opportunities.

At December 31, 2017, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trust, and (4) Other Investments. In addition to the reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Note 26 to the Company consolidated financial statements for additional details.

Properties Management. At December 31, 2017, eight of the 63 Residential Properties which collateralize the MRBs owned by us are managed by Burlington Capital Properties, LLC (“Properties Management”), an affiliate of the Partnership’s general partner, America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”). In this regard, Properties Management provides property management services for Lake Forest Apartments, Cross Creek, Greens of Pine Glen (the “Greens Property”), Crescent Village, Willow Bend and Post Woods (collectively, the “Ohio Properties”), Rosewood Townhomes and South Point Apartments. Property Management also provides management services to each of the MF Properties, except for the Suites on Paseo. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to us and helps assure these properties are being operated in compliance with operating restrictions imposed by the terms of the applicable bond financing and/or LIHTC.

Business Objectives and Strategy

Our business objectives are to (i) preserve and protect our capital, (ii) provide regular cash distributions to our Unitholders which we believe are substantially exempt from federal income tax, and (iii) generate additional returns from appreciation of real estate or the opportunistic sale of the asset investments. We have sought to meet these objectives by primarily investing in a portfolio of MRBs that were issued to finance, and are secured by mortgages on, multifamily, student, and senior citizen residential properties. Certain of these bonds may be structured to provide a potential for an enhanced yield through the payment of contingent interest which is payable out of net cash flow from operations and the realization of net capital appreciation of the financed multifamily residential properties. We expect and believe that any contingent interest we receive will be exempt from inclusion in gross income for federal income tax purposes.

We are pursuing a business strategy of acquiring additional MRBs and other investments on a leveraged basis to (i) increase the amount of interest available for distribution to our Unitholders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale. We are pursuing this growth strategy by investing in additional MRBs and other investments as permitted by the Amended and Restated LP Agreement, taking advantage of attractive financing structures available in the securities market, and entering into interest rate risk management instruments. We may finance the acquisition of additional MRBs and other investments through the reinvestment of cash flow, the issuance of additional Units, lines of credit, or securitization financing using our existing portfolio of MRBs. Our current operating policy is to use securitizations or other forms of leverage which will not exceed 75% of the total Partnership assets. The assets are defined as the carrying value of the MRBs, PHC Certificates, initial finance costs, and the MF Properties at cost.  See the discussion of financing arrangements and liquidity and capital resources in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We continually assess opportunities to reposition our existing portfolio of MRBs. The principal objective of this assessment is to improve the quality and performance of our MRB portfolio and, ultimately, increase the amount of cash available for distribution to our Unitholders. In some cases, we may elect to redeem selected MRBs that have experienced significant appreciation. Through the selective redemption of the MRBs, a sale or refinancing of the underlying property will be required. If sufficient sale or refinancing proceeds exist, we may be entitled to receive payment of contingent interest on our investment. In other cases, we may elect to sell MRBs on properties that are in stagnant or declining markets. The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives.

We expect to invest primarily in MRBs issued to provide affordable rental housing, student housing projects, housing for senior citizens, and commercial property. The four basic types of MRBs which we may acquire as investments are as follows:

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

Each of these structures permit the issuance of MRBs to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily residential project financed with MRBs that are purportedly tax-exempt must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. In each case, the balance of the rental units in the multifamily residential project may be rented at market rates (unless otherwise restricted by local housing authorities). With respect to private activity bonds issued under Section 142(d) of the Internal Revenue Code, the owner of the multifamily residential project may elect, at the time the MRBs are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). The MRBs that were secured by Residential Properties issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. There are no Treasury Regulations related to the MRBs which are collateralized by the commercial property.

We expect that many of the private activity housing MRBs that we evaluate for acquisition will be issued in conjunction with the syndication of LIHTCs by the owner of the financed multifamily residential project. Additionally, to facilitate our investment strategy of acquiring additional MRBs secured by MF Properties, we may acquire ownership positions in the MF Properties. We expect to acquire MRBs on these MF Properties in many cases at the time of a restructuring of the MF Property ownership. Such restructuring may involve the syndication of LIHTCs in conjunction with property rehabilitation.

Investment Types

Mortgage Revenue Bonds. We invest in MRBs that are secured by a mortgage or deed of trust on Residential Properties and a commercial property. Each of these bonds bears interest at a fixed annual base rate. One of the MRBs currently owned by us also provides for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying multifamily residential property. The amount of interest earned by us from our investment in MRBs is a function of the net cash flow generated by the Residential Properties and the commercial property which collateralize the MRBs. Net cash flow from a residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Net cash flow from the commercial property depends on the number of cancer patients that utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment.

Other Securities. We may invest in other types of securities that may or may not be secured by real estate. Other tax-exempt investments must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency. These tax-exempt investments and other securities may not represent more than 25% of our assets at the time of acquisition.

PHC Certificates. The PHC Certificates consist of custodial receipts evidencing loans made to numerous public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. The PHC Certificates have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The PHC Certificates rating by Standard & Poor’s is investment grade at December 31, 2017.

Other Investments. We also have a reportable segment consisting of ATAX Vantage Holdings, LLC, which, at December 31, 2017, is invested in the Vantage Properties, and has issued property loans due from Vantage at Brooks LLC and Vantage at New Braunfels LLC.

Property Loans. We may also make taxable property loans secured by Residential Properties which are financed by MRBs that are held by us.

Interests in Real Property. As part of our growth strategy, we may acquire direct or indirect interests in MF Properties to position ourselves for a future investment in MRBs issued to finance the acquisition or substantial rehabilitation of such MF Properties by a new owner.

Investment Opportunities and Business Challenges

There continues to be a significant unmet demand for affordable multifamily, student, and senior citizen residential housing in the United States. HUD reports that there is a high demand for quality affordable housing. The types of MRBs in which we invest offer developers of affordable housing a low-cost source of construction and permanent debt financing for these types of properties. Investors purchase these MRBs because the interest income paid on these bonds is expected to be exempt from federal income taxation.

The demand for affordable housing by qualified potential residents whose income does not exceed 50-60% of the area median income continues to increase. Government programs that provide direct rental support to residents has not kept up with the demand, therefore programs that support private sector development and support for affordable housing through MRBs, tax credits and grant funding to developers have become more prominent.

In addition to MRBs, the federal government promotes affordable housing using LIHTCs for affordable multifamily rental housing. The syndication and sale of LIHTCs along with MRB financing is attractive to developers of affordable housing because it helps them raise equity and debt financing for their projects. Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. We do not invest in LIHTCs, but are attracted to MRBs that are issued in association with federal LIHTC syndications because in order to be eligible for federal LIHTCs a property must either be newly constructed or substantially rehabilitated and therefore, may be less likely to become functionally obsolete in the near term than an older property. There are various requirements to be eligible for federal LIHTCs, including rent and tenant income restrictions. In general, the property owner must elect to set aside either 40% or more of the property’s residential units for occupancy by households whose income is 60% or less (adjusted for family size) of the area median gross income or 20% or more of the property’s residential units for occupancy by households whose income is 50% or less (adjusted for family size) of the area median gross income. These units remain subject to these set aside requirements for a minimum of 30 years.

The inability to access debt financing may result in adverse effects on our financial condition and results of operations. There can be no assurance that we will be able to finance additional acquisitions of MRBs or other investments through either additional equity or debt financing. Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term. In addition, the Residential Properties and MF Properties which have not reached stabilization (which is 90% occupancy for 90 days and the achievement of 1.15 times debt service coverage ratio on amortizing debt service during the period) will result in lower economic occupancy at the related properties.

Financing Arrangements

The Partnership may finance the acquisition of additional MRBs or other investments through the reinvestment of cash flow, use of available lines of credit, with debt financing collateralized by our existing portfolio of MRBs or other investments (including the securitization of these bonds), issuance of Preferred Units or the issuance of additional Beneficial Unit Certificates (“BUCs”).

Debt Financing. We utilize leverage to enhance investor rates of return. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 75%. Our overall leverage ratio is calculated as total outstanding debt divided by total partnership assets using the carrying value of the MRBs, PHC Certificates, initial finance costs, and the MF Properties at cost. At December 31, 2017, our leverage ratio was approximately 64%.

Equity Financing. We may, from time to time, issue additional BUCs in the public market. In November 2016, a Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the SEC under which the Partnership may offer up to $225.0 million of additional BUCs from time to time. The Registration Statement will expire in November 2019. In December 2017, the Partnership initiated an “at the market offering” to sell up to $75.0 million of BUCs at market prevailing on the date of sale. The $75 million available under the “at the market program” represents a portion of the $225 million Registration Statement. The Partnership sold 161,383 BUCs under the program for net proceeds of approximately $806,000, net of issuance costs, during the year ended December 31, 2017.

Preferred Equity. Under the Amended and Restated LP Agreement, we are authorized to issue partnership securities, including preferred units of limited partnership interests, containing certain designations, preferences, rights, powers, and duties.  In this regard, we previously authorized the issuance of up to $100 million of Series A Preferred Units pursuant to a private placement, and this offering was terminated as of October 25, 2017. Under this authorization, the Partnership issued approximately 9.5 million Series A Preferred Units to five financial institutions resulting in approximately $94.5 million in gross proceeds. The Partnership used the proceeds received to acquire MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, student housing, and commercial properties that are likely to receive consideration as “qualified investments” under the Community Reinvestment Act of 1977 (“CRA”).

Recent Developments

The following table presents information regarding the investment activity of the Partnership for the years ended December 31, 2017 and 2016:

Recent Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2017
Mortgage revenue bond acquisitions	7	$49,291	N/A	N/A	6
Mortgage revenue bond redemptions	5	40,391	$38,592	$732	6
Mortgage revenue bond restructured	1	510	N/A	N/A	6
MF Properties sold	3	32,775	14,741	197	9
Taxable mortgage revenue bond redemptions	2	1,510	N/A	N/A	13
Property loan advances	1	336	N/A	N/A	11
Property loan redemptions	4	1,667	N/A	N/A	11
Investment in unconsolidated entities	2	4,527	N/A	N/A	10

For the Three Months Ended September 30, 2017
Mortgage revenue bond acquisitions	2	$12,471	N/A	N/A	6
Mortgage revenue bond redemption	1	1,997	$1,700	N/A	6
Property loan advances	1	36	N/A	N/A	11
Property loan redemptions	1	500	N/A	N/A	11
Investment in unconsolidated entities	1	1,552	N/A	N/A	10

For the Three Months Ended June 30, 2017
Land held for development sold	1	$3,000	N/A	$(5)	9
Investment in unconsolidated entities	2	1,605	N/A	N/A	10
Property loan advances	2	639	N/A	N/A	11

For the Three Months Ended March 31, 2017
Mortgage revenue bond acquisitions	6	$59,585	N/A	N/A	6
MF Property sold	1	13,750	N/A	$1,071	9
Investments in unconsolidated entities	3	9,503	N/A	N/A	10
Property loan redemptions	1	500	N/A	N/A	11
Property loan advances	3	1,705	N/A	N/A	11

For the Three Months Ended December 31, 2016
Mortgage revenue bond acquisitions	17	$110,335	N/A	N/A	6
Property loan redemption	1	2,797	N/A	$345	11
Investment in unconsolidated entities	3	5,908	N/A	N/A	10

For the Three Months Ended September 30, 2016
Taxable mortgage revenue bond redemption	1	$499	$-	$-	13
Mortgage revenue bond acquisitions	4	8,785	N/A	N/A	6
Mortgage revenue bond restructured	3	5,885	N/A	N/A	6
Property loan issued	1	2,500	N/A	N/A	11
MF Property sold	1	15,650	7,501	276	9
MF Property acquisition	1	9,883	N/A	N/A	9
Investment in unconsolidated entities	3	9,471	N/A	N/A	10

For the Three Months Ended June 30, 2016
Mortgage revenue bond redemptions	4	$5,172	$-	$-	6
MF Property sold	1	30,200	16,519	2,078	9
Investment in an unconsolidated entity	1	3,372	N/A	N/A	10

For the Three Months Ended March 31, 2016
MBS Securities sold	3	$15,081	$11,945	$-	8
Mortgage revenue bond sold	1	9,479	8,375	-	6, 8
Mortgage revenue bond acquisitions	1	11,500	N/A	N/A	6
Investment in an unconsolidated entity	1	2,443	N/A	N/A	10
Property loan advances, net	2	5,828	N/A	N/A	11

(1)	See “Cash Available for Distribution” in Item 7.

Recent Financing Activities

The following table presents information regarding the debt financing, derivative and Series A Preferred Units activity of the Partnership for the years ended December 31, 2017 and 2016, exclusive of retired debt amounts listed in the investment activity table above:

Recent Financing, Derivative and Capital Activity	#	Amount of Change in Debt, Derivative, or Preferred Units (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2017
Net borrowing on unsecured LOCs	1	$37,529	No	N/A	15
Term A/B Financings with DB	1	9,000	Yes	N/A	17
Redeemable Series A preferred unit issuance	2	17,500	N/A	N/A	21
Issuance of Beneficial Unit Certificates, net of issuance costs	1	806	N/A	N/A	22

For the Three Months Ended September 30, 2017
Net borrowing on unsecured LOCs	1	$12,471	No	N/A	15
Interest rate derivative purchased	1	52	N/A	4.0%	19
Redeemable Series A preferred unit issuance	1	20,000	N/A	N/A	21

For the Three Months Ended June 30, 2017
Interest rate derivative purchased	2	$497	N/A	1.5%	19
Refinance of Mortgages Payable	2	-	Yes	N/A	18

For the Three Months Ended March 31, 2017
Net borrowing on unsecured LOCs	2	$(40,000)	No	N/A	15
Net borrowing on secured LOC	1	(20,000)	Yes	N/A	16
New Term A/B Financings with DB	19	106,810	Yes	N/A	17
Refinance of Term A/B Financings with DB	4	(2,245)	Yes	N/A	17
Redeemable Series A preferred unit issuance	2	16,131	N/A	N/A	21

For the Three Months Ended December 31, 2016
Net borrowing on unsecured LOCs	2	$40,000	No	N/A	15
Net borrowing on secured LOC	1	20,000	Yes	N/A	16
Term A/B Financings with DB	5	38,910	Yes	N/A	17
Redeemable Series A preferred unit issuance	1	7,000	N/A	N/A	21

For the Three Months Ended September 30, 2016
Net (repayments) on unsecured LOCs	2	$(23,997)	No	N/A	15
Mortgage payable related to MF Property acquisition	1	7,459	Yes	N/A	18
Term A/B Financings with DB	12	134,393	Yes	N/A	17
TOB Financing with DB paid in full and collapsed	7	(105,273)	Yes	N/A	17
Redeemable Series A preferred unit issuance	1	10,000	N/A	N/A	21

For the Three Months Ended June 30, 2016
Net (repayments) on unsecured LOCs	2	$(3,988)	No	N/A	15
Redeemable Series A preferred unit issuance	1	13,869	N/A	N/A	21

For the Three Months Ended March 31, 2016
Net borrowing on unsecured LOCs	3	$10,488	No	N/A	15
TOB Financing with DB paid in full and collapsed	4	(20,320)	Yes	N/A	17
Redeemable Series A preferred unit issuance	1	10,000	N/A	N/A	21
Interest rate derivative sold	1	(11,000)	N/A	1.0%	19

(1)	See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Management and Employees

We are managed by our General Partner which is controlled by its general partner, Burlington Capital LLC (“Burlington”). The Board of Managers and certain employees of Burlington act as the managers (and effectively as the directors) and executive officers of the Partnership. Certain services are provided to us by employees of Burlington and we reimburse Burlington for its allocated share of these salaries and benefits. At December 31, 2017, the Partnership had no employees.

Competition

We compete with private investors, lending institutions, trust funds, investment partnerships, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other entities with objectives similar to ours for the acquisition of MRBs and other investments. This competition could reduce the availability of investments to the Partnership for acquisition and reduce the interest rate that issuers pay on these investments.

Because we hold MRBs secured by Residential Properties, a commercial property, and hold interests in the MF Properties, we may be in competition with other real estate in the same geographic areas. In each city in which the properties financed by the MRBs owned by us or MF Properties are located, such properties compete with a substantial number of other multifamily rental properties. Multifamily rental properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the multifamily, student, and senior citizen residential properties financed or owned by us must offer quality apartments at competitive rental rates. To maintain occupancy rates and attract quality tenants, the Residential Properties and MF Properties may also offer rental concessions, such as free rent to new tenants for a stated period. These Residential Properties and MF Properties also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

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

We hold interests in MF Properties, except for the Suites on Paseo and Jade Park, through a wholly-owned subsidiary that is a “C” corporation for income tax purposes. The subsidiary files separate federal and state income tax returns and its income is subject to federal and state income taxes.

We consolidate separate legal entities who record, and report income taxes based upon their individual legal structure which may include corporations, limited partnerships, and limited liability companies. The Bent Tree and Fairmont Oaks Consolidated VIEs results of operations were reported as discontinued operations for all periods as presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for reporting purposes and are separate legal entities for all years presented. We do not believe the consolidation of VIEs for reporting under GAAP will impact our tax status, amounts reported to Unitholders on Internal Revenue Service (“IRS”) Form K-1, our ability to distribute income to Unitholders which we believe is tax-exempt, the current level of quarterly distributions, or the tax-exempt status of the underlying MRBs.

All financial information in this Annual Report on Form 10-K is presented on the basis of Accounting Principles Generally Accepted in the United States of America, with the exception of the Non-GAAP measure disclosed in Item 7.

General Information

The Partnership is a Delaware limited partnership. Our general partner is AFCA 2, whose general partner is Burlington. Since 1984, Burlington has specialized in the management of investment funds, many of which were formed to acquire real estate investments such as MRBs, mortgage-backed securities, and real estate properties, including multifamily, student and senior citizen housing. Burlington maintains its principal executive offices at 1004 Farnam Street, Suite 400, Omaha, Nebraska 68102, and its telephone number is (402) 444-1630.

The Partnership does not have any employees of its own. Employees of Burlington, acting through AFCA 2 (our General Partner), are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations. AFCA 2 is entitled to an administrative fee equal to 0.45% per annum of the outstanding principal balance of any MRBs, tax-exempt investments or other investments for which an unaffiliated party is not obligated to pay. When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to the Partnership on the MRB on that property. Our Amended and Restated LP Agreement provides that the administrative fee will be paid directly by us with respect to any investments for which the administrative fee is not payable by the property owner or a third party. In addition, our Amended and Restated LP Agreement provides that we will pay the administrative fee to the General Partner with respect to any foreclosed MRBs.

AFCA 2 may also earn mortgage placement fees resulting from the identification and evaluation of additional investments that we acquire. In addition, an affiliate of AFCA 2, Farnam Capital Advisors, LLC (“FCA”), acts as an origination advisor and consultant to the borrowers when MRBs, other investments and financing facilities are acquired by the Partnership. Any such fees will be paid by the owners of the properties financed by the acquired MRBs or other investments out of their proceeds. Any fees related to the origination of financing facilities are paid by the Trustee out of the gross proceeds of the financing. The fees, if any, will be subject to negotiation between AFCA 2, its affiliate, and such property owners.

Properties Management is an affiliate of Burlington that is engaged in the management of multifamily, student and senior citizen residential properties. Properties Management earns a fee paid out of property revenues. Properties Management may also seek to become the manager of multifamily, student and senior citizen residential properties financed by additional MRBs acquired by the Partnership, subject to negotiation with the owners of such properties. If we acquire ownership of any property through foreclosure of an MRB, Properties Management may provide property management services for such property and receive a fee payable out of property revenues.

The Partnership’s sole limited partner is America First Fiduciary Corporation Number Five, a Nebraska corporation. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner to outside third-party investors. Because each such outside third party effectively holds a share of the sole limited partner’s rights and obligations as a limited partner, BUCs are also referred to herein as “Units” for purposes of calculating amounts per BUC, and the holders thereof are referred to as “Unitholders.”

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

Throughout 2017, cash distributions were made to Unitholders at an annual rate of $0.50 per Unit. The amount of the cash per Unit distributed by the Partnership may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available to us for this purpose, as well as other factors it may deem to be relevant. During the years ended December 31, 2017 and 2016, we generated Cash Available for Distribution of $0.60 and $0.50 per Unit, respectively. Although we may supplement our cash available for distribution with unrestricted cash, unless we can increase our cash receipts through completion of our current investment plans, we may need to reduce the level of cash distributions per unit from the current level. In addition, there is no assurance that we will be able to maintain our current level of annual cash distributions per unit even if we complete our current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our Units.

The receipt of interest and principal payments on our MRBs will be affected by the economic results of the underlying Residential Properties and a commercial property.

Although our MRBs are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority. Instead, each of these MRBs is backed by a non-recourse loan made to the owner of the underlying Residential Properties and commercial property. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the MRB, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property, (except in cases where a property owner has provided a limited guarantee of certain payments). This makes our investments in these MRBs subject to risks usually associated with direct investments in multifamily real estate. If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our MRB on the property, a default may occur. Net cash flow and net sale proceeds from a property are applied only to debt service payments of the MRB secured by that property and are not available to satisfy debt service obligations on other MRBs that we hold. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of base and contingent interest that we earn on our MRBs, and whether or not we will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying properties.

The net cash flow from the operation of a property may be affected by many things, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other similar multifamily, student, or senior citizen residential properties, mortgage rates for single-family housing, and general and local economic conditions. In most of the markets in which the properties financed by our MRBs are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants. Low mortgage interest rates and federal tax credits make single-family housing more accessible to persons who may otherwise rent apartments.

The only source of repayment of our MRBs is principally dependent upon proceeds from the sale or refinancing of the underlying properties.

The principal of most of our MRBs does not fully amortize over their terms. This means that all or some of the balance of the mortgage loans underlying these bonds will be repaid as a lump-sum “balloon” payment at the end of the term. The ability of the property owners to repay the mortgage loans with balloon payments is dependent upon their ability to sell the properties securing our MRBs or obtain adequate refinancing. The MRBs are not personal obligations of the property owners, and we rely solely on the value of the properties securing these bonds for security. Similarly, if a MRB goes into default, our only recourse is to foreclose on the underlying property. If the value of the underlying property securing the bond is less than the outstanding principal balance and accrued interest on the bond, we will incur a loss.

The properties securing the our MRBs are geographically dispersed throughout the United States, with significant concentrations in certain states.

The properties securing the our MRBs are geographically dispersed throughout the United States, with significant concentrations in certain states. Such concentrations expose us to potentially negative effects of local or regional economic downturns, which could prevent us from collecting interest and principal on our MRBs.

There is additional credit risk when we make a taxable loan on a property.

The taxable property loans that we make to owners of the Residential Properties that secure MRBs held by us are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments on these taxable property loans is the net cash flow generated by these properties or the net proceeds from the sale or refinance of these properties. The net cash flow from the operation of a property may be affected by many things as discussed above. In addition, any payment of principal and interest on a taxable property loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the MRB secured by the same property. As a result, there is a higher risk of default on the taxable property loans than on the associated MRBs. If a property is unable to sustain net cash flow at a level necessary to pay current debt service obligations on the taxable property loan on such property, a default may occur. While these taxable property loans are secured by the underlying properties, in general, we do not expect to pursue foreclosure or other remedies against a property upon default of a taxable property loan if the property is not in default on the MRBs financing the property.

There are risks associated with our strategy of acquiring ownership interests in MF Properties in anticipation of future bond financings of these projects.

To facilitate our investment strategy of acquiring additional MRBs secured by Residential Properties, we may acquire ownership positions in MF Properties that we expect to ultimately sell as part of a syndication of LIHTCs after the expiration of the compliance period relating to existing LIHTCs issued with respect to the MF Properties. Our plan is to provide MRB financing to the new property owners at the time of a syndication of new LIHTCs in connection with a rehabilitation of these MF Properties. The market for LIHTC syndications may be negatively affected from time to time by economic and market conditions, including the potential for corporate tax reform in the U.S. For this and other reasons, we may not be able to sell our interest in these MF Properties after the applicable LIHTC compliance period. In addition, the value of our interest in these MF Properties will be affected by the economic performance of the MF Properties and other factors generally affecting the value of residential rental properties. As a result, we may incur a loss upon the sale of our interest in an MF Property. In addition, we may not be able to acquire MRBs on the MF Properties even if we are able to sell our interests in the MF Properties. During the time we own an interest in an MF Property, any net income we receive from these MF Properties will not be exempt from federal or state income taxation.

Any future issuances of additional BUCs could cause their market value to decline.

We may issue additional BUCs from time to time to raise additional equity capital. The issuance of additional BUCs will cause dilution of the existing BUCs and may cause a decrease in the market price of the BUCs. In addition, if additional units are issued but we are unable to invest the additional equity capital in assets that generate what we expect and believe to be tax-exempt income at levels at least equivalent to our existing assets, the amount of cash available for distribution on a per unit basis may decline.

We may suffer adverse consequences from changing interest rates.

We have financed the acquisition of some of our assets using variable-rate debt financing. The interest that we pay on these financings fluctuates with specific interest rate indices. Our MRBs bear interest at fixed rates and, notwithstanding the contingent interest feature on some of these bonds, the amount of interest we earn on these bonds will not increase with a general rise in interest rates. Accordingly, an increase in our interest expense due to an increase in the applicable interest rate index used for our variable rate debt financing will reduce the amount of cash we have available for distribution to Unitholders and may affect the market value of our BUCs. Our use of derivatives is designed to mitigate some but not all of the exposure to the negative impact of a higher cost of borrowing.

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

There are risks associated with debt financing programs that involve securitization of our MRBs and PHC Certificates.

We have obtained debt financing through the securitization of our MRBs and PHC Certificates and may obtain this type of debt financing in the future. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors and a residual interest to us. The trust or other entity receives all the interest payments from its underlying MRBs and PHC Certificates from which it pays interest on the senior security at a variable or fixed rate. As the holder of the residual interest, we are entitled to any remaining interest received by the trust holding the securitized asset after it has paid the full amount of interest due on the senior security and all of the expenses of the trust, including various fees to the trustee, remarketing agents, credit providers, and liquidity providers. Specific risks generally associated with these asset securitization programs include the following:

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

We hold a residual interest (known as Class B interests in the TEBS Financing with Freddie Mac, Term TOB Trust and Term A/B Trust facilities with Deutsche Bank and residual participating interests (“LIFERs”) in the TOB financing facilities) in the securitization trusts established for the debt financing facilities. These residual interests are subordinate to the senior securities sold to investors. As a result, none of the interest received by such a trust will be paid to us as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and other trust expenses satisfied. As the holder of a residual certificate in these trusts, we can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual certificates. No third party guarantees the payment of any amount on the residual certificates.

Termination of an asset securitization financing can occur for many reasons which could cause us to lose the assets and other collateral we pledged for such financing.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for many different reasons relating to problems with the assets or problems with the trust itself. Problems with the assets that could cause the trust to collapse include payment or other defaults or a determination that the interest on the assets is taxable. Problems with a trust include a downgrade in the investment rating of the senior securities that it has issued, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain credit or liquidity for the trust. In each of these cases, the trust will be collapsed and the MRBs and other collateral held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts then we will be required, through our guarantee of the trusts, to fund any such shortfall. The Partnership, as holder of the residual interest in the trust, may not only lose our investment in the residual certificates but could also realize additional losses to fully repay trust obligations to the senior securities.

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

Conditions in the tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRBs and other investments, each of which may have a material adverse effect on our results of operations and business.

Conditions in the tax credit market due to changes in the U.S. corporate tax rates have had, and may continue to have, an adverse impact on our cost of borrowings and may restrict our ability to invest in MRBs and other investments.  It is unclear when and how quickly conditions will stabilize in the tax credit markets. These conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the tax credit markets has led many lenders and institutional investors to reduce, and in some cases, cease, providing funding to borrowers. Our access to debt and equity financing may be adversely affected. Changes in the U.S. tax rates, and the resulting impacts to the tax credit market, may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire MRBs and other investments and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

Federal regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may require us to unwind our tender option bond financing facilities.

The “Volcker Rule” adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 limits the ability of banking entities to sponsor or invest in certain types of “covered funds” (such as private equity funds and hedge funds) or to engage in certain types of proprietary trading in the U.S. The Volcker Rule restricts banking entities from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with certain “covered funds.” As currently structured, TOB Trusts like those used as part of our TOB financing program with DB, fit within the definition of “covered funds” and will be affected by the Volcker Rule. The Volcker Rule does not apply to Freddie Mac or more specifically, the M24, M31 and M33 TEBS Financing facilities with Freddie Mac.

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

The problems faced by Fannie Mae and Freddie Mac commencing in 2008 resulting in them being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity and credit enhancement for mortgage loans. The Trump administration has publicly indicated a desire to reform Fannie Mae and Freddie Mac, including their relationship with the federal government. As a result, the future roles of Fannie Mae and Freddie Mac are likely to be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guarantee obligations could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), our ability to utilize TEBS Financings facilities would be materially and adversely impacted.

Our MRBs, PHC Certificates, property loans and investments in unconsolidated entities are illiquid assets and their value may decrease.

Our MRBs, PHC Certificates, property loans and investments in unconsolidated entities are relatively illiquid, and there is no existing trading market for them. There are no market makers, price quotations, or other indications of a developed trading market for these investments. In addition, no rating has been issued on any of the existing MRBs and we do not expect to obtain ratings on MRBs we may acquire in the future. Accordingly, any buyer of these MRBs would need to perform its own due diligence prior to a purchase. The Partnership’s ability to sell its MRBs, PHC Certificates, property loans and investments in unconsolidated entities and the price it may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and by other market conditions. Such a sale could result in a loss to the Partnership.

Delay, reduction, or elimination of appropriations from the U.S. Department of Housing and Urban Development can result in payment defaults on our investments in PHC Trusts.

We have acquired interests, LIFERS, in three PHC TOB Trusts, which, in turn, hold PHC Certificates that have been issued by three PHC Trusts which hold custodial receipts evidencing loans made to numerous public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities solely out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. Annual appropriations for the Capital Fund Program must be determined by Congress each year, and there is no assurance that Congress will continue to make such appropriations at current levels or at all. If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates. The failure of public housing authorities to pay principal and interest on these loans will reduce or eliminate the payments received by us from the PHC TOB Trusts.

A reduction in the rating of PHC Certificates below investment grade would result in the liquidation of the investment in that TOB Trust

Our investment in PHC Certificates is made pursuant to the provision of our Amended and Restated LP Agreement that allows investment in securities that are not MRBs backed by multifamily housing projects provided that these alternative securities are rated investment grade in one of the four highest rating categories by at least one nationally recognized securities rating agency and provide what we expect and believe to be tax-exempt income. In the event the investment rating of any of the PHC Certificates held by a PHC TOB Trust was reduced to less than investment grade, the trustee of the TOB Trust has no obligation to divest of that securitized asset. Accordingly, we would be required to liquidate our LIFERS in that TOB Trust or liquidate the TOB Trust entirely. The TOB Trusts have no obligation to purchase the LIFERS and there is no established trading market for the LIFERS. Likewise, if we liquidate the TOB Trust, any downgrade in the investment rating of the PHC Certificates will likely decrease the value of the investment. The partnership may not be able to divest its position in these LIFERS or terminate the TOB Trusts without incurring a material loss.

The rent restrictions and occupant income limitations imposed on properties financed by our MRBs and on our MF Properties may limit the revenues of such properties.

All of the Residential Properties securing our MRBs and the MF Properties in which our subsidiaries hold indirect interests are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal rent subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate-income persons or families. As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable MRB. This may force the property owner, when permissible, to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents. This may adversely affect the occupancy rate of a property securing an investment and the property owner’s ability to service its debt.

The properties financed by some of our MRBs are not completely insured against damages from hurricanes and other major storms.

Two of the multifamily housing properties financed by MRBs held by us and one MF Property are in an area prone to damage from hurricanes and other major storms. Due to the significant losses incurred by insurance companies in recent years due to damages from hurricanes, many property and casualty insurers now require property owners to assume the risk of first loss on a larger percentage of their property’s value. In general, the current insurance policies on the property financed by us that is located in an area rated for hurricane and storm exposure carry a five percent deductible on the insurable value of the properties. As a result, if either of these properties were damaged in a hurricane or other major storm, the amount of uninsured losses could be significant, and the property owner may not have the resources to fully rebuild the property, which could result in a default on the MRBs secured by the property. In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time. Unless a property owner carries rental interruption insurance, this loss of rental income would reduce the cash flow available to pay base or contingent interest on our MRBs collateralized by these properties.

The properties securing our MRBs or the MF Properties may be subject to liability for environmental contamination which could increase the risk of default on such bonds or loss of our investment.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator of real property knew of, or was responsible for, the release of such hazardous substances. We cannot assure you that the properties that secure our MRBs or the MF Properties, in which our subsidiaries hold indirect interests, will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the revenue bond secured by the property or otherwise result in a loss of our investment in a property.

If we acquire ownership of Residential Properties, we will be subject to all of the risks normally associated with the ownership of commercial real estate.

We may acquire ownership of Residential Properties financed by MRBs held by us in the event of a default on such bonds. We may also acquire indirect ownership of MF Properties on a temporary basis in order to facilitate the eventual acquisition by us of MRBs on these MF Properties. In either case, during the time we own an MF Property, we will generate taxable income or losses from the operations of such property rather than tax exempt interest. In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates, increases in operating expenses, and the ability to refinance if needed. We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse effect on our financial results and ability to make distributions to Unitholders.

There are many risks related to the construction of Residential Properties that may affect the MRBs issued to finance these properties and multifamily properties that underlie our Investments in Unconsolidated Entities.

We may invest in MRBs secured by residential housing properties, and we make equity investments in limited liability companies created to develop, construct and operate multifamily properties. Construction of such properties generally takes approximately twelve to eighteen months. The principal risk associated with these investment activities is that construction of the underlying properties may be substantially delayed or never completed. This may occur for many reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.

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

There are many risks related to the lease-up of newly constructed or renovated properties that may affect the MRBs issued to finance these properties.

We may acquire MRBs issued to finance properties in various stages of construction or renovation. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk these investments may go into default rather than investments secured by mortgages on properties that are stabilized or fully leased-up. The underlying property may not achieve expected occupancy or debt service coverage levels. While we may require property developers to provide us with a guarantee covering operating deficits of the property during the lease-up phase, we may not be able to do so in all cases or such guarantees may not fully protect us in the event a property is not leased to an adequate level of economic occupancy as anticipated.

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

We have acquired indirect interests in several MF Properties that generated LIHTCs for the previous investors in these properties. When we acquire an interest in an MF Property, we generally must agree to reimburse the prior partners for any liabilities they incur due to a recapture of LIHTCs that result from the failure to operate the MF Property in a manner consistent with the laws and regulations relating to LIHTCs after we acquired our interest in the MF Property. The amount of this recapture liability can be substantial and could negatively impact the financial performance of the MF Property.

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

The majority of executive officers of Burlington, the named executive officers of the Partnership, and four of the Managers of Burlington hold equity positions in Burlington. A subsidiary of Burlington acts as our General Partner and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our MRBs or by us. Another subsidiary of Burlington provides on-site management for some of the Residential Properties that underlie our MRBs and each of our MF Properties earns fees from the property owners based on the gross revenues of these properties. The owners of the limited-purpose corporations which own two of the Residential Properties financed with MRBs and taxable property loans held by us are employees of Burlington who are not involved in our operation or management and who are not executive officers or managers of Burlington. These two Residential Properties are Bent Tree and Fairmont Oaks, which were sold during 2015. Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions. By their nature, related-party transactions may not be considered to have been negotiated at arm’s length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

Unitholders may incur tax liability if any of the interest on our MRBs or PHC Certificates is determined to be taxable.

In each MRB transaction, the governmental issuer, as well as the underlying borrower, has covenanted and agreed to comply with all applicable legal and regulatory requirements necessary to establish and maintain the tax-exempt status of interest earned on the MRBs. Failure to comply with such requirements may cause interest on the related issue of bonds to be includable in gross income for federal income tax purposes retroactive to the date of issuance, regardless of when such noncompliance occurs. Should the interest income on a MRB be deemed to be taxable, the bond documents include a variety of rights and remedies that we have concluded would help mitigate the economic impact of taxation of the interest income on the affected bonds. Under such circumstances, we would enforce all of such rights and remedies as set forth in the related bond documents as well as any other rights and remedies available under applicable law. In addition, in the event the tax-exemption of interest income on any MRB is challenged by the IRS, we would participate in the tax and legal proceedings to contest any such challenge and would, under appropriate circumstances, appeal any adverse final determinations. The loss of tax-exemption for any particular issue of bonds would not, in and of itself, result in the loss of tax-exemption for any unrelated issue of bonds. However, the loss of such tax-exemption could result in the distribution to our Unitholders of taxable income relating to such bonds.

Certain of our MRBs bear interest at rates which include contingent interest. Payment of the contingent interest depends on the amount of net cash flow generated by the property, net proceeds realized from the refinancing or sale of the property securing the bond. Due to this contingent interest feature, an issue may arise as to whether the relationship between the property owner and the Partnership is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the property owner. If the IRS were to determine that these MRBs represented an equity investment in the underlying property, the interest paid to us could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.

In addition, we have, and may in the future, obtain debt financing through asset securitization programs in which we place MRBs and PHC Certificates into trusts and are entitled to a share of the interest received by the trust on these bonds after the payment of interest on senior securities and related expenses issued by the trust. It is possible that the characterization of our residual interest in such a securitization trust could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

Not all the income received by us is exempt from taxation.

We have made, and may make in the future, taxable property loans to the owners of Residential Properties that collateralize our investments. The interest income earned by us on these taxable property loans is subject to federal and state income taxes. In addition, if we acquire direct or indirect interests in real estate, either through foreclosure of a property securing a MRB or a taxable property loan or through the acquisition of an MF Property, any income we receive from the property will be taxable income from the operation of real estate. In that case, the taxable income received by us will be allocated to our Unitholders and will represent taxable income to them regardless of whether an amount of cash equal to such allocable share of this taxable income is distributed to Unitholders.

Furthermore, income and gains generated by assets within a wholly-owned subsidiary (the “Greens Hold Co”) and its subsidiaries are subject to federal, state and local incomes as the Greens Hold Co is a “C” corporation for income tax purposes.

If we were determined to be an association taxable as a corporation, it will have adverse economic consequences for us and our Unitholders.

We have determined to be treated as a partnership for federal income tax purposes. The purpose of this determination is to eliminate federal and state income tax liability for us and allow us to pass through our interest income which we expect and believe to be tax-exempt to our Unitholders so that they are not subject to federal tax on this income. If our treatment as a partnership for tax purposes is successfully challenged, we would be classified as an association taxable as a corporation. This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by us to Unitholders being treated as taxable dividend income to the extent of our earnings and profits. The payment of these dividends would not be deductible by us. The listing of our Units for trading on the NASDAQ causes us to be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held to produce interest or dividends, and certain other items. We expect and believe that substantially all of our gross income will continue to be tax-exempt interest income on our MRBs, but there can be no assurance that will be the case. While we believe that all of this interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income. In such a case, if more than ten percent of our annual gross income in any year is not qualifying income, we will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

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

The Series A Preferred Units were offered in a private placement and the Partnership did not register the Series A Preferred Units with the SEC or any state securities commission.  The Series A Preferred Units may not be resold unless the Partnership registers the securities with the SEC or an exemption from the registration requirement is available.  It is not expected that any market for the Series A Preferred Units will develop or be sustained in the future.  The lack of any public market for the Series A Preferred Units severely limits the ability to liquidate the investment, except for the right to put the Series A Preferred Units to the Partnership under certain circumstances.

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

Portfolio investment decisions take into account the Partnership’s goal of holding MRBs and other securities in designated geographic areas and will not be exclusively based on the investment characteristics of such assets, which may or may not have an adverse effect on the Partnership’s investment performance.  CRA qualified assets in geographic areas sought by the Partnership may not provide as favorable return as CRA qualified assets in other geographic areas.  The Partnership may sell assets for reasons relating to CRA qualification at times when such sales may not be desirable and may hold short-term investments that produce relatively low yields pending the selection of long-term investments believed to be CRA-qualified.

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

In determining whether a particular investment is qualified, the General Partner will assess whether the investment has as its primary purpose community development.  The General Partner will consider whether the investment: (1) provides affordable housing for low- to moderate-income individuals; (2) provides community services targeted to low- to moderate-income individuals; (3) funds activities that (a) finance businesses or farms that meet the size eligibility standards of the Small Business Administration’s Development Company or Small Business Investment Company programs or have annual revenues of $1 million or less and (b) promote economic development; or (4) funds activities that revitalize or stabilize low- to moderate-income areas.  For institutions whose primary regulator is the FRB, OCC, or FDIC, the General Partner may also consider whether an investment revitalizes or stabilizes a designated disaster area, or an area designated by those agencies as a distressed or underserved non-metropolitan middle-income area.

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

Obligations of U.S. Government agencies, authorities, instrumentalities, and sponsored enterprises (such as Fannie Mae and Freddie Mac) have historically involved little risk of loss of principal if held to maturity.  However, the maximum potential liability of the issuers of some of these securities may greatly exceed their current resources and no assurance can be given that the U.S. Government would provide financial support to any of these entities if it is not obligated to do so contractually or by law.

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

Each of the Partnership’s MRBs are collateralized by the Residential Properties or commercial property. The Partnership may have property loans that are also collateralized by the Residential Properties but does not hold title or any other interest in these properties.

At December 31, 2017, a wholly-owned subsidiary of the Partnership owns one MF Property – The 50/50. In addition, the Partnership owns the Suites on Paseo, Jade Park and land held for development directly.

The Partnerships’ Real Estate Assets are reported within the MF Properties segment at December 31, 2017 and are summarized as follows:

Real Estate Assets at December 31, 2017
Property Name	Location	Number of Units (Unaudited)	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2017
Suites on Paseo	San Diego, CA	394	$3,166,463	$38,454,894	$41,621,357
The 50/50 MF Property	Lincoln, NE	475	-	32,932,981	32,932,981
Jade Park	Daytona, FL	144	2,292,035	7,565,613	9,857,648
Land held for development	(1)	(1)	1,860,737	-	1,860,737
					$86,272,723
Less accumulated depreciation					(9,580,531)
Total real estate assets					$76,692,192

(1) Land held for development consists of parcels of land in Johnson County, KS and Richland County, SC and land development costs for a site in Douglas County, NE.

Item 3.  Legal Proceedings.

The Partnership is periodically involved in ordinary and routine litigation incidental to its business, including foreclosure actions relating to properties securing mortgage revenue bonds held by the Partnership. In our judgment, there are no material pending legal proceedings to which the Partnership is a party or to which any of the properties which collateralize the Partnership’s MRBs are subject a resolution which is expected to have a material adverse effect on the Partnership’s consolidated results of operations, cash flows, or financial condition.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Partnership’s BUCs trade on the NASDAQ Global Select Market under the trading symbol “ATAX.”  On February 27, 2018, the closing price of our BUCs, as reported on the NASDAQ was $6.20. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our BUCs and the distributions paid by us in each of the periods listed.

2017	High	Low	Distributions (1)
1st Quarter	$5.80	$5.40	$0.125
2nd Quarter	$6.05	$5.60	$0.125
3rd Quarter	$6.25	$5.85	$0.125
4th Quarter	$6.20	$5.95	$0.125

2016	High	Low	Distributions (1)
1st Quarter	$5.38	$4.51	$0.125
2nd Quarter	$5.55	$5.13	$0.125
3rd Quarter	$6.09	$5.50	$0.125
4th Quarter	$5.89	$5.30	$0.125

(1) Represents distributions declared, on a per unit basis, with respect to that quarter

Stockholder Information

As of December 31, 2017, we had 60,131,605 BUCs outstanding held by a total of approximately 12,000 holders of record. In addition, the Partnership also has unvested restricted unit awards for 242,069 BUCs held by ten individuals at December 31, 2017.

Distributions

Future distributions paid by the Partnership on the BUCs will be at the discretion of the Board of Managers and will be based upon financial, capital, and cash flow considerations. In addition, distributions on the BUCs rank junior to distributions on the Series A Preferred Units, and, therefore, such distributions may be considered to be limited under certain circumstances.  See note 21 to the consolidated financial statements for a further description.

Distributions by quarter for the years ended December 31, 2017 and 2016, respectively, were as follows (amounts in thousands, except per unit amounts):

	Distributions
2017	Declared per unit	Total Paid
1st Quarter	$0.125	$7,531,616
2nd Quarter	$0.125	$7,531,616
3rd Quarter	$0.125	$7,531,616
4th Quarter	$0.125	$7,549,910

	Distributions
2016	Declared per unit	Total Paid
1st Quarter	$0.125	$7,531,616
2nd Quarter	$0.125	$7,531,616
3rd Quarter	$0.125	$7,531,616
4th Quarter	$0.125	$7,528,068

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2017:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	242,069	$-	2,513,674	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	242,069	$-	2,513,674

(1) Represents the units which remain available for future issuance under the America First Multifamily Investors, L. P. 2015 Equity Incentive Plan

Unregistered Sale of Equity Securities

The Partnership did not sell any of its BUCs in 2017, 2016, or 2015 that were not registered under the Securities Act of 1933, as amended. The Partnership sold 5,363,100 and 4,086,900 Series A Preferred Units for gross proceeds of approximately $53.6 million and $40.9 million during 2017 and 2016, respectively, the information for which the Partnership previously disclosed in Current Reports on Form 8-K. The Partnership used the proceeds to acquire MRBs and other allowable investments provided for in the Amended and Restated LP Agreement.

The Partnership did not repurchase any outstanding BUCs during the fourth quarter of 2017.

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2017 through 2013.  Item 6 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and Notes filed in Item 8 of this report.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Property revenue	$13,499,645	$17,404,439	$17,789,125	$14,250,572	$13,115,858
Real estate operating expenses	(8,228,297)	(9,223,108)	(10,052,669)	(7,796,761)	(7,622,182)
Depreciation and amortization expense	(5,212,859)	(6,862,530)	(6,505,011)	(4,897,916)	(4,790,892)
Investment income	48,225,068	36,892,996	34,409,809	26,606,234	22,651,622
Contingent interest income	3,147,165	2,021,077	4,756,716	40,000	6,497,160
Other interest income	4,681,578	2,660,238	2,624,262	856,217	1,772,338
Gain on sale of securities	-	8,097	-	3,701,772	-
Gain on sale of real estate assets, net	17,753,303	14,072,317	4,599,109	-	-
Other income	828,089	-	373,379	188,000	250,000
Provision for loss on receivables	-	-	-	-	(241,698)
Provision for loan loss	-	-	-	(75,000)	(168,000)
Realized loss on taxable property loans	-	-	-	-	(4,557,741)
Impairment of securities	(761,960)	-	-	-	-
Impairment charge on real estate assets	-	(61,506)	-	-	-
Amortization of deferred financing costs	(2,324,535)	(1,862,509)	(1,622,789)	(1,183,584)	(1,032,585)
Interest expense	(22,155,443)	(15,469,639)	(14,826,217)	(11,165,911)	(6,990,844)
General and administrative expenses	(12,769,757)	(10,837,188)	(8,660,889)	(5,547,208)	(4,237,245)
Income before income taxes	36,681,997	28,742,684	22,884,825	14,976,415	14,645,791
Income tax expense	(6,019,146)	(4,959,000)	-	-	-
Income from continuing operations	30,662,851	23,783,684	22,884,825	14,976,415	14,645,791
Income from discontinued operations, (including gain on sale of VIEs of approximately $3.2 million in 2015 and MF Properties of approximately $3.2 million in 2013)	-	-	3,721,397	52,773	3,331,051
Net income	30,662,851	23,783,684	26,606,222	15,029,188	17,976,842
Less: net (loss) income attributable to noncontrolling interest	71,653	(823)	(2,801)	(4,673)	261,923
Net income - America First Multifamily Investors, L. P.	30,591,198	23,784,507	26,609,023	15,033,861	17,714,919
Redeemable Series A preferred unit distribution and accretion	(1,982,538)	(583,407)	-	-	-
Net income available to Partners	28,608,660	23,201,100	26,609,023	15,033,861	17,714,919
Less: General Partnersʼ interest in net income	2,140,074	2,992,106	2,474,274	1,056,316	1,416,296
Less: Unallocated gain (loss) of Consolidated Property VIEs	-	-	3,721,397	(635,560)	(1,116,262)
Unitholdersʼ interest in net income	$26,468,586	$20,208,994	$20,413,352	$14,613,105	$17,414,885
Unitholdersʼ Interest in net income per unit (basic and diluted):
Income from continuing operations	$0.44	$0.34	$0.34	$0.25	$0.32
Income from discontinued operations	$-	$-	$-	$-	$0.08
Net income, basic and diluted, per unit	$0.44	$0.34	$0.34	$0.25	$0.40
Distributions paid or accrued per BUC	$0.50	$0.50	$0.50	$0.50	$0.50
Weighted average number of BUCs outstanding, basic	59,895,229	60,182,264	60,252,928	59,431,010	43,453,476
Weighted average number of BUCs outstanding, diluted	59,895,229	60,182,264	60,252,928	59,431,010	43,453,476
Mortgage revenue bonds, at fair value	$77,971,208	$90,016,872	$47,366,656	$70,601,045	$68,946,370
Mortgage revenue bonds held in trust, at fair value	$710,867,447	$590,194,179	$536,316,481	$378,423,092	$216,371,801
Public housing capital fund trusts, at fair value	$49,641,588	$57,158,068	$60,707,290	$61,263,123	$62,056,379
Mortgage-backed securities, at fair value	$-	$-	$14,775,309	$14,841,558	$37,845,661
Real estate assets, net	$76,692,192	$114,226,600	$141,017,390	$110,351,512	$90,112,037
Total assets held for sale	$-	$-	$-	$13,204,015	$13,748,427
Total assets	$1,069,767,999	$944,113,674	$867,110,483	$739,823,986	$531,880,602
Total debt of continuing operations	$643,868,521	$606,579,212	$538,241,290	$417,651,603	$312,008,890
Cash flows provided by operating activities	$17,139,527	$15,231,531	$19,387,418	$17,444,171	$14,232,724
Cash flows used in investing activities	$(21,505,164)	$(83,052,386)	$(138,703,473)	$(105,887,640)	$(158,421,463)
Cash flows provided by financing activities	$53,214,815	$71,533,594	$87,158,494	$126,318,797	$125,175,254

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P. and its wholly-owned subsidiaries at December 31, 2017. The “Company” refers to the Partnership and the Consolidated VIEs.

We were formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing, the Residential Properties, and commercial properties in their market areas.  The Company includes the assets, liabilities, and results of operations of the Partnership, its wholly-owned subsidiaries and two other consolidated entities for which we do not hold an ownership interest and which are treated as VIEs of which we have been determined to be the primary beneficiary, the Consolidated VIEs.  Bent Tree and Fairmont Oaks, the two Consolidated VIEs, are presented as discontinued operations for all periods presented. All significant transactions and accounts between us and the Consolidated VIEs have been eliminated in consolidation. See Note 2 to the Company’s consolidated financial statements for additional details.

Executive Summary

The Partnership was formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the America First Multifamily Investors, L.P. First Amended and Restated Agreement of Limited Partnership. We may acquire interests in multifamily, student, and senior citizen apartment properties (“MF Properties”) to position ourselves for future investments in bonds issued to finance these properties and which we expect and believe will generate tax-exempt interest.

At December 31, 2017, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trust, and (4) Other Investments. In the first quarter of 2016, the Partnership sold its remaining three mortgage-backed securities (“MBS Securities”). The sale of the Partnership’s MBS Securities eliminated the MBS Securities Investment reportable segment. In addition to the reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 26 to the Company’s consolidated financial statements for additional details.

Mortgage Revenue Bond Investments Segment

As of December 31, 2017, we owned 87 MRBs with an aggregate outstanding principal amount of $719.8 million.  The majority of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 63 Residential Properties containing a total of 10,666 rental units located in 14 states in the United States.  Each MRB for the Residential Properties is secured by a mortgage or deed of trust.  One MRB is secured by a mortgage on the ground, facilities, and equipment of a commercial ancillary health care facility in Tennessee.

As of December 31, 2016, we owned 83 mortgage revenue bonds with an aggregate outstanding principal amount of $648.4 million.  The majority of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 58 Residential Properties containing a total of 9,968 rental units located in 15 states in the United States.  Each mortgage revenue bond for the Residential Properties is secured by a mortgage or deed of trust on the Residential Properties.  One MRB is secured by ground, facility, and equipment of a commercial ancillary health care facility in Tennessee.

The following table compares total revenues, other income, total interest expense and net income for the Mortgage Revenue Bond Investments segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$49,100	$36,673	$12,427	33.9%	$36,673	$38,773	$(2,100)	-5.4%
Total interest expense	$18,705	$11,905	$6,800	57.1%	$11,905	$10,787	$1,118	10.4%
Net income	$15,439	$11,756	$3,683	31.3%	$11,756	$17,924	$(6,168)	-34.4%

Comparison of the years ended December 31, 2017 and 2016

The net increase in total revenue between 2017 and 2016 is comprised of the following factors:

•

An increase of approximately $9.9 million in recurring investment interest income related MRB acquisitions during 2017 and 2016. We acquired MRBs totaling approximately $121.3 million at a weighted-average base interest rate of approximately 6.5% in 2017 and approximately $130.6 million at a weighted-average base interest rate of approximately 5.3% in 2016. Approximately $110.3 million of the 2016 acquisitions occurred in the fourth quarter.

•

A decrease of approximately $948,000 in recurring investment income from MRB redemptions in 2016 and 2017. We had redemptions and sales of MRBs and taxable MRBs totaling approximately $43.9 million at a weighted-average base interest rate of 6.5% in 2017 and approximately $15.0 million at a weighted-average base interest rate of approximately 8.7% in 2016.

•

An increase of approximately $1.1 million in contingent interest. In 2017, we realized contingent interest of approximately $219,000 from excess cash flow on the Lake Forest MRBs and approximately $2.9 million of cash proceeds from redemption of the Ashley Square MRB. In 2016, we realized contingent interest of approximately $642,000 from excess cash flow on the Ashley Square and Lake Forest MRBs and approximately $1.4 million on excess cash proceeds from the sale of the property underlying the Foundation for Affordable Housing property loan.

•

Approximately $1.7 million of other interest income received on the Ashley Square property loans in connection with the sale of the underlying property in the fourth quarter of 2017. The Ashley Square property loans were in non-accrual status during 2016, so there was no interest income for these property loans in 2016.

•

Approximately $624,000 of other income related to early redemptions of the MRBs for Vantage at Harlingen and Avistar at Chase Hill during the fourth quarter of 2017. No such income was recognized in 2016.

The net increase in total interest expense between 2017 and 2016 is due to the following factors:

•	An increase of approximately $2.0 million due to an increase of approximately $78.6 million in average principal outstanding, mostly due to new Term A/B Trusts.
•	An increase of approximately $4.5 million due to an increase of approximately 83 basis points in the average interest rate.
•	An increase of approximately $287,000 in expense related to mark to market adjustments on derivative financial instruments.

The increase in net income is due to the increase in total revenues and increase in interest expense described above, in addition to the following factors:

•	Amortization of deferred financing costs increased approximately $463,000 due to costs associated with Term A/B Trusts, mainly those created in September 2016 and February 2017.

•

General and administrative expenses increased approximately $1.3 million due to increased salary, benefits and restricted unit award compensation expense, increased approximately $858,000 from additional administrative fees on new investments in 2016 and 2017, offset by a decrease of approximately $287,000 in board and professional expenses.

Comparison of the years ended December 31, 2016 and 2015

The net decrease in total revenue between 2016 and 2015 is comprised of the following factors:

•

A decrease of approximately $2.7 million in contingent interest. In 2016, we realized contingent interest of approximately $642,000 from excess cash flow on the Ashley Square and Lake Forest MRBs and approximately $1.4 million on excess cash proceeds from the sale of the property underlying the Foundation for Affordable Housing property loan. In 2015, we realized approximately $4.8 million of contingent interest from the sale of the Bent Tree and Fairmont Oaks MRBs.

•

A decrease of approximately $2.6 million in recurring investment income from MRB redemptions in 2015 and 2016. We had redemptions and sales of MRBs totaling approximately $15.0 million at a weighted-average base interest rate of approximately 8.7% in 2016 and approximately $48.9 million at a weighted-average interest rate of approximately 6.6% in 2015. The 2015 sales and redemptions include approximately $41.0 million of bonds for the Suites on Paseo that were exchanged for the deed to the property.

•

An increase of approximately $4.5 million in recurring investment interest income related MRB acquisitions during 2015 and 2016. We acquired MRBs totaling approximately $130.6 million at a weighted-average base interest rate of approximately 5.3% in 2016 and approximately $188.1 million at a weighted-average interest rate of approximately 6.2% in 2015. Approximately $110.3 million of the 2016 acquisitions occurred in the fourth quarter.

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

The decrease in net income from 2015 to 2016 is due to the decrease in total revenues and increase in interest expense described above. In addition, general and administrative expenses increased approximately $1.6 million due to increased salary, benefits and restricted unit award compensation expense and increased approximately $663,000 due to administrative and advisor fees related to the MRBs.

See Item 7, “Results of Operations” and Notes 5 and 17 to the Company’s consolidated financial statements for additional details.

Public Housing Capital Fund Trust Segment

The PHC Certificates within this segment consist of custodial receipts evidencing loans made to public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under its Capital Fund Program.

The following table compares total revenues and net income for the PHC Trusts segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
PHC Trusts
Total revenues	$2,952	$2,888	$64	2.2%	$2,888	$2,994	$(106)	-3.5%
Total interest expense	$1,350	$1,350	$-	0.0%	$1,350	$1,222	$128	10.5%
Net income	$840	$1,538	$(698)	-45.4%	$1,538	$1,758	$(220)	-12.5%

Comparison of the years ended December 31, 2017 and 2016

The total revenues were consistent between 2017 and 2016. Total interest expense was consistent between 2017 and 2016 due to offsetting factors. Interest expense decreased due to the mark to market adjustments on our interest rate swaps, net of cash payments, of approximately $102,000 in 2017, which was offset by increasing interest rates on the related variable rate TOB financings. During 2017, we re-designated the interest rate swaps from the Mortgage Revenue Bond Investments segment to this segment as they are now intended to mitigate interest rate risk for debt financings related to the PHC Certificates.

The decrease in net income is primarily due to an impairment charge of approximately $762,000 recognized in 2017. No such impairment was recognized in 2016.

Comparison of the years ended December 31, 2016 and 2015

The decrease in total revenue between 2016 and 2015 is due to principal paydowns on the PHC Certificates totaling approximately $2.0 million during 2016, which resulted in lower interest income.

The decrease in net income between 2016 and 2015 is due to lower revenues discussed above and an increase in the average annual interest rate on the variable TOB Trust secured by the PHC Certificates from 2.3% for the year ended December 31, 2015 to 2.6% for the year ended December 31, 2016.

Former MBS Securities Investment Segment

The following table compares total revenues and net income for the MBS Securities segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
MBS Securities
Total revenues	$-	$18	$(18)	N/A	$18	$226	$(208)	-92.0%
Total interest expense	$-	$15	$(15)	N/A	$15	$158	$(143)	-90.5%
Net income	$-	$52	$(52)	N/A	$52	$68	$(16)	-23.5%

Comparison of the years ended December 31, 2017 and 2016

There were no operations in the MBS Securities Investments segment during the year ended December 31, 2017.

Comparison of the years ended December 31, 2016 and 2015

The decreases in total revenues and net income are due to the sale of the remaining MBS Securities in January 2016.

MF Properties Segment

At December 31, 2017, the Partnership owns the Jade Park and Suites on Paseo MF Properties directly. The Partnership also owns, through the Greens Hold Co, a 100% interest in The 50/50 MF Property. These MF Properties contain a total of 1,013 rental units.

At December 31, 2016, the Partnership owned the Jade Park and Suites on Paseo MF Properties directly. The Partnership also owned, through the Greens Hold Co, 100% ownership interests in four MF Properties and a 99% limited partner position in Northern View. These MF Properties contain a total of 2,004 rental units.

The following table compares total revenues, other income, total interest expense and net income for the MF Properties segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
MF Properties
Total revenues	$13,678	$17,404	$(3,726)	-21.4%	$17,404	$17,789	$(385)	-2.2%
Gain on sale of real estate assets, net	$17,753	$14,072	$3,681	26.2%	$14,072	$4,599	$9,473	206.0%
Total interest expense	$2,100	$2,201	$(101)	-4.6%	$2,201	$2,659	$(458)	-17.2%
Net income	$9,668	$8,444	$1,224	14.5%	$8,444	$2,967	$5,477	184.6%

Comparison of the years ended December 31, 2017 and 2016

The net decrease in total revenue between 2017 and 2016 is comprised of the following factors:

•

A decrease of approximately $4.4 million in revenue due to sales of the Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016;

•	An increase of approximately $1.0 million in revenue due to the acquisition Jade Park in September 2016;
•

A decrease of approximately $458,000 in revenue from declining occupancy at The 50/50 MF Property. The decline was due to low occupancy during the 2016-2017 academic year. Physical occupancy is approximately 97% at December 31, 2017 as compared to 72% at December 31, 2016, so the Partnership expects increasing revenues at this property going forward; and

•	An increase of approximately $165,000 in other income for due diligence services provided in connection with the sales of MF properties during 2017. There were no such income items recognized in 2016.

The gains on sale of MF Properties in 2017 consists primarily of gains of approximately $7.2 million, $2.6 million, $5.2 million and $2.8 million from the sales of Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village, respectively. The gains on sale of MF Properties in 2016 consists of gains of approximately $12.4 million and $1.7 million from the sales of the Arboretum and Woodland Park, respectively.

Total interest expense between 2017 and 2016 decreased slightly due to settlement of mortgages payable at Residences of Weatherford, Residences of DeCordova, and Eagle Village upon sale of the properties in November 2017.

The net increase in net income is due to the changes in revenues, other income and interest expense described above. In addition, the following changes further contributed to the change in net income:

•

Increase of approximately $652,000 in real estate operating expenses and of approximately $330,000 in depreciation and amortization expenses related to the acquisition of Jade Park in September of 2016;

•

Decreases of approximately $2.3 million in real estate operating expenses and approximately $1.5 million in depreciation and amortization expenses related to the sales of Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016;

•

An increase of approximately $628,000 in real estate operating expenses at The 50/50 and Suites on Paseo MF Properties. The increase at The 50/50 is related to one-time expenses incurred in 2017 and not expected to recur in future periods. The increase at Suites on Paseo relates primarily to a one-time refund of real estate taxes in 2016 that did not recur in 2017; and

•	An increase of approximately $1.1 million in income tax expense related to MF property sales and operations in the Greens Hold Co.

Comparison of the years ended December 31, 2016 and 2015

The net decrease in total revenue between 2016 and 2015 is comprised of the following factors:

•	A decrease of approximately $4.0 million in revenue due to sales of the Arboretum and Woodland Park in 2016 and Glynn Place and the Colonial in 2015.
•	An increase of approximately $3.4 million in revenue due to the acquisition of the Suites on Paseo in 2015 and Jade Park in 2016; and
•	An increase of approximately $156,000 in revenue from improving operations at existing MF Properties.

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

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and has issued property loans due from other multifamily projects.

The following table compares total revenues and net income for the Other Investments segment for the periods indicated (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Other Investments
Total revenues	$4,652	$1,995	$2,657	133.2%	$1,995	$171	$1,824	1066.7%
Net income	$4,645	$1,995	$2,650	132.8%	$1,995	$171	$1,824	1066.7%

Comparison of the years ended December 31, 2017 and 2016

The increases in total revenue and net income between 2017 and 2016 is comprised of the following factors:

•

An increase of approximately $2.4 million in recurring investment interest income related to additional investments in unconsolidated entities during 2017 and 2016. We made investments in unconsolidated entities of totaling approximately $17.2 million and $18.8 million in 2017 and 2016, respectively; and

•

An increase of approximately $273,000 in recurring investment interest income related to additional advances on the Vantage at Brooks, LLC and Vantage at New Braunfels, LLC property loans during 2017 and 2016.

Comparison of the years ended December 31, 2016 and 2015

The first investments in this segment were made in the fourth quarter of 2015. The increase in total revenues and net income from 2015 to 2016 are due to additional investments in this segment, which total approximately $34.5 million at December 31, 2016.

Discontinued Operations

The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. The Company reported income from discontinued operations of approximately $3.7 million, inclusive of gains of sale of Consolidated VIEs of approximately $3.2 million, for the year ended December 31, 2015. No net income or loss from these properties operations or sale accrued to the Unitholders or the General Partner during 2015. There was no income from discontinued operations reported for the years ended December 31, 2017 and 2016.

Debt Financing

The following table summarizes the Partnership’s Debt Financing, net of deferred financing costs, at December 31, 2017 and 2016:

	Outstanding Debt Financings on December 31, 2017, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,787,036	$-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	279,533,565	-	2016 - 2017	June 2018 - November 2027	N/A	N/A	N/A	3.64% - 4.52%
Variable - TOB	38,130,000	850,327	2012	May 2018	Weekly	2.24 - 2.29%	1.67%	3.91 - 3.96%

TEBS Financings
Variable - TEBS I	55,468,000	372,222	2010	September 2020	Weekly	1.79%	1.85%	3.64%
Variable - TEBS II (1)	81,003,688	176,685	2014	July 2019	Weekly	1.77%	1.39%	3.16%
Variable - TEBS III (1)	57,406,058	57,364	2015	July 2020	Weekly	1.77%	1.16%	2.93%
Total Debt Financings	$558,328,347
(1)	Facility fees have a variable component.

	Outstanding Debt Financings on December 31, 2016, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,860,699	$-	2014	July 2017 - July 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	171,778,950	1,373,695	2016	March 2017 - December 2026	N/A	N/A	N/A	3.64% - 4.56%
Variable - TOB	42,455,000	-	2012	Dec 2016	Weekly	1.29 - 1.39%	1.62%	2.91 - 3.01%

TEBS Financings
Variable - TEBS I	60,430,991	396,412	2010	September 2017	Weekly	0.77%	1.85%	2.62%
Variable - TEBS II (1)	91,768,081	170,988	2014	July 2019	Weekly	0.75%	1.62%	2.37%
Variable - TEBS III (1)	82,089,312	3,495,592	2015	July 2020	Weekly	0.75%	1.39%	2.14%
Total Debt Financings	$495,383,033

(1)	Facility fees have a variable component.

The variable TOB Financings at December 31, 2017 and 2016 are secured by three PHC Trust Certificates.

The following table summarizes the individual Term TOB and Term A/B Trust securitizations at December 31, 2017:

	Outstanding Financing at December 31, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,777,036	2014	October 2019	4.39%
Pro Nova 1	9,010,000	2014	October 2019	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,787,036			4.31%

Term A/B Trusts Securitization
Willow Run	$10,029,289	2016	September 2026	3.64%
Columbia Gardens	10,172,857	2016	September 2026	3.64%
Concord at Little York	11,315,538	2016	September 2026	3.64%
Concord at Williamscrest	17,526,516	2016	September 2026	3.64%
Concord at Gulfgate	16,154,584	2016	September 2026	3.64%
Companion at Thornhill Apartment	9,608,733	2016	September 2026	3.64%
Seasons at Simi Valley Apartments	3,675,323	2016	September 2026	3.64%
Sycamore Walk	3,054,841	2016	September 2026	3.64%
Decatur-Angle Apartments	21,276,657	2016	September 2026	3.64%
Heights at 515	5,380,814	2016	September 2026	3.64%
Crossing at 1415	6,344,418	2016	September 2026	3.64%
Bruton Apartments	15,199,181	2016	September 2026	3.64%
15 West Apartments	8,326,731	2016	December 2026	3.64%
San Vicente - Series A	3,112,976	2017	February 2022	3.89%
San Vicente - Series B	1,545,930	2017	June 2018	3.76%
Las Palmas - Series A	1,507,389	2017	February 2022	3.89%
Las Palmas - Series B	1,494,702	2017	June 2018	3.76%
The Village at Madera - Series A	2,746,364	2017	February 2022	3.89%
The Village at Madera - Series B	1,455,570	2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,322,157	2017	February 2022	3.89%
Summerhill - Series A	5,730,185	2017	February 2022	3.89%
Summerhill - Series B	2,855,809	2017	July 2018	3.76%
Courtyard - Series A	9,131,896	2017	February 2022	3.89%
Courtyard - Series B	5,272,090	2017	July 2018	3.76%
Seasons Lakewood - Series A	6,555,646	2017	February 2022	3.89%
Seasons Lakewood - Series B	4,453,076	2017	August 2018	3.76%
Seasons San Juan Capistrano - Series A	11,047,869	2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,564,539	2017	August 2018	3.76%
Avistar at Wood Hollow - Series A	26,838,000	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,168,088	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,414,834	2017	February 2027	4.46%
Oaks at Georgetown - Series A	11,087,478	2017	March 2022	3.89%
Oaks at Georgetown - Series B	4,686,120	2017	August 2018	3.76%
Harmony Terrace - Series A	6,199,955	2017	March 2022	3.89%
Harmony Terrace - Series B	6,284,318	2017	August 2018	3.76%
Village at River's Edge	8,993,092	2017	November 2027	4.52%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$279,533,565			3.85%

The following table summarizes the individual fixed rate Term TOB and Term A/B Trust securitizations at December 31, 2016:

	Outstanding Financing at December 31, 2016, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,851,960	2014	July 2019	4.39%
Pro Nova 1	9,008,739	2014	July 2017	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,860,699			4.31%

Term A/B Trusts Securitization
Willow Run	$11,564,852	2016	September 2026	3.64%
Columbia Gardens	11,565,068	2016	September 2026	3.64%
Concord at Little York	11,301,031	2016	September 2026	3.64%
Concord at Williamscrest	17,504,186	2016	September 2026	3.64%
Concord at Gulfgate	16,133,987	2016	September 2026	3.64%
Companion at Thornhill Apartment	9,666,656	2016	September 2026	3.64%
Seasons at Simi Valley Apartments	3,678,770	2016	September 2026	3.64%
Sycamore Walk	3,050,786	2016	September 2026	3.64%
Decatur-Angle Apartments	21,387,126	2016	September 2026	3.64%
Heights at 515	5,409,361	2016	September 2026	3.64%
Crossing at 1415	6,378,482	2016	September 2026	3.64%
Bruton Apartments	15,258,925	2016	September 2026	3.64%
15 West Apartments	8,366,804	2016	December 2026	3.64%
Oaks at Georgetown A	11,709,479	2016	March 2017	4.56%
Harmony Terrace A	6,549,479	2016	March 2017	4.56%
Oaks at Georgetown B	5,229,479	2016	March 2017	4.56%
Harmony Terrace B	7,024,479	2016	March 2017	4.56%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$171,778,950			3.80%

The Partnership is required to meet certain covenants under the Master Trust Agreement. At December 31, 2017, the most restrictive covenant requiring that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. On December 31, 2017, the Partnership was in compliance with all covenants. If the Partnership were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” and Note 17 to the Company’s consolidated financial statements for additional details.

Discussion of the Residential Properties Securing our Mortgage Revenue Bond Holdings and MF Properties as of December 31, 2017, 2016 and 2015

The following tables outline information regarding the Residential Properties on which we hold MRBs as investments. The tables also contain information about the MF Properties, but do not include information on the two Consolidated VIEs that have been sold and reported as discontinued operations for all periods presented. The narrative discussion that follows provides a brief operating analysis of each category for the years ended December 31, 2017, 2016 and 2015.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2017, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our MRBs for the non-consolidated stabilized properties was current on December 31, 2017. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number				Economic Occupancy (2)
		of Units at December 31,	Physical Occupancy (1) at December 31,			For the Years Ended December 31,
Property Name	State	2017	2017	2016	2015	2017	2016	2015
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	88	97%	98%	100%	97%	99%	99%
Harden Ranch	CA	100	100%	98%	96%	98%	99%	98%
Montclair Apartments	CA	80	99%	99%	96%	99%	99%	100%
Santa Fe Apartments	CA	89	98%	100%	99%	102%	104%	96%
Seasons at Simi Valley	CA	69	99%	100%	100%	125%	135%	137%
Sycamore Walk (5)	CA	112	100%	100%	98%	98%	101%	n/a
Tyler Park Townhomes	CA	88	97%	99%	98%	97%	99%	99%
Westside Village Market	CA	81	100%	99%	100%	100%	101%	101%
Lake Forest Apartments	FL	240	90%	95%	97%	86%	88%	92%
Ashley Square Apartments (7)	IA	n/a	n/a	92%	95%	n/a	91%	93%
Brookstone Apartments	IL	168	99%	98%	99%	98%	94%	94%
Copper Gate	IN	128	96%	98%	96%	95%	96%	95%
Renaissance Gateway	LA	208	96%	97%	96%	96%	103%	94%
Live 929 Apartments	MD	575	90%	85%	92%	85%	86%	89%
Woodlynn Village	MN	59	98%	98%	100%	98%	99%	97%
Greens of Pine Glen Apartments	NC	168	97%	91%	96%	90%	88%	90%
Silver Moon	NM	151	87%	91%	95%	86%	84%	73%
Ohio Properties (4)	OH	362	99%	93%	96%	94%	93%	95%
Bridle Ridge Apartments	SC	152	99%	99%	99%	96%	96%	98%
Columbia Gardens (5)	SC	188	98%	73%	86%	96%	75%	n/a
Companion at Thornhill Apartments	SC	178	99%	95%	n/a	87%	83%	n/a
Cross Creek Apartments	SC	144	96%	97%	94%	93%	95%	92%
Palms at Premier Park	SC	240	94%	94%	93%	87%	82%	94%
Village at River's Edge (6)	SC	124	100%	n/a	n/a	100%	n/a	n/a
Willow Run (5)	SC	200	98%	74%	92%	97%	74%	n/a
Arbors of Hickory Ridge	TN	348	94%	86%	87%	81%	81%	85%
Avistar at Chase Hill (7)	TX	n/a	n/a	85%	89%	n/a	76%	83%
Avistar at the Crest	TX	200	91%	95%	96%	78%	81%	87%
Avistar at the Oaks	TX	156	93%	94%	91%	86%	86%	83%
Avistar in 09	TX	133	93%	92%	95%	86%	85%	87%
Avistar on the Boulevard	TX	344	90%	89%	92%	79%	81%	82%
Avistar on the Hills	TX	129	95%	95%	95%	87%	89%	89%
Bella Vista Apartments	TX	144	92%	92%	96%	91%	94%	93%
Bruton Apartments	TX	264	85%	97%	n/a	86%	42%	n/a
Concord at Gulfgate	TX	288	93%	98%	75%	88%	86%	74%
Concord at Little York	TX	276	97%	98%	67%	89%	81%	67%
Concord at Williamcrest	TX	288	97%	95%	73%	88%	84%	71%
Crossing at 1415 (5)	TX	112	93%	43%	73%	69%	35%	45%
Decatur Angle	TX	302	94%	95%	n/a	86%	69%	n/a
Heights at 515 (5)	TX	96	93%	77%	82%	79%	57%	75%
Heritage Square Apartments	TX	204	91%	95%	91%	80%	83%	58%
Runnymede Apartments	TX	252	100%	98%	98%	96%	97%	95%
South Park Ranch Apartments	TX	192	99%	100%	100%	96%	97%	97%
Vantage at Harlingen (7)	TX	n/a	n/a	94%	82%	n/a	68%	55%
Vantage at Judson	TX	288	92%	91%	89%	87%	83%	83%
15 West Apartments (5)	WA	120	99%	99%	n/a	96%	72%	n/a
		8,128	95%	92%	91%	89%	84%	85%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)

Economic occupancy is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Physical occupancy is a point in time measurement while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.
(3)	A property is considered stabilized once it reaches 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.
(4)

We hold approximately $17.6 million of MRBs secured by the Ohio Properties. The Ohio Properties are: Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.

(5)	Newly stabilized properties. Previous period results are not available.
(6)	The property relates to a forward bond purchase commitment that was executed in the fourth quarter of 2017. The property was considered stabilized when the MRB was acquired.
(7)	The MRB associated with the property was redeemed as of December 31, 2017, so the number of units and occupancy are not applicable as of and for the year ended December 31, 2017.

Overall physical occupancy increased from 2016 to 2017 primarily due to the stabilization of the Columbia Gardens, Willow Run, Heights at 515 and Crossing at 1415 properties during 2017. Overall physical occupancy for the stabilized Residential Properties increased from 2015 to 2016 primarily due to the stabilization of the Concord at Gulfgate, Concord at Little York, Concord at Williamcrest, Bruton Apartments and Decatur Angle properties during 2016. Physical occupancy also increased due to the addition of the Companion at Thornhill property during 2016.

Overall economic occupancy increased from 2016 to 2017 primarily due to the stabilization of the Columbia Gardens, Willow Run, Heights at 515 and Crossing at 1415 properties during 2017 and continued ramp up of occupancy at Bruton Apartments and Decatur Angle. Overall economic occupancy decreased slightly from 2015 to 2016. The decrease is due primarily to the recent stabilization of Bruton Apartments and Decatur Angle during 2016, which had no comparable prior year information.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties either do not meet the definition of a VIE or we have evaluated and determined we are not the primary beneficiary of the VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2017, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). On December 31, 2017, debt service on our MRBs for the non-consolidated properties that are not stabilized was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number				Economic Occupancy (2)
		of Units at December 31,	Physical Occupancy (1) at December 31,			For the Years Ended December 31,
Property Name	State	2017	2017	2016	2015	2017	2016	2015
Non-Consolidated Properties-Non Stabilized (3)
Courtyard Apartments (4)	CA	108	100%	100%	n/a	100%	101%	n/a
Harmony Court Bakersfield (4)	CA	96	99%	95%	n/a	94%	96%	n/a
Harmony Terrace (4)	CA	136	99%	n/a	n/a	131%	n/a	n/a
Las Palmas (4)	CA	81	100%	100%	n/a	96%	92%	n/a
Montecito at Williams Ranch (5)	CA	132	98%	n/a	n/a	93%	n/a	n/a
San Vicente (4)	CA	50	94%	98%	n/a	97%	97%	n/a
Seasons Lakewood (4)	CA	85	99%	n/a	n/a	107%	n/a	n/a
Seasons San Juan Capistrano (4)	CA	112	96%	n/a	n/a	98%	n/a	n/a
Summerhill (4)	CA	128	96%	97%	n/a	97%	96%	n/a
The Village at Madera (4)	CA	75	95%	99%	n/a	96%	99%	n/a
Vineyard Gardens (5)	CA	62	100%	n/a	n/a	n/a	n/a	n/a
Rosewood Townhomes (5)	SC	100	93%	n/a	n/a	n/a	n/a	n/a
South Pointe Apartments (5)	SC	256	98%	n/a	n/a	n/a	n/a	n/a
Avistar at Copperfield (5)	TX	192	81%	n/a	n/a	64%	n/a	n/a
Avistar at the Parkway	TX	236	92%	89%	47%	75%	59%	53%
Avistar at Wilcrest (5)	TX	88	74%	n/a	n/a	57%	n/a	n/a
Avistar at Wood Hollow (5)	TX	409	70%	n/a	n/a	70%	n/a	n/a
Oaks at Georgetown (4)	TX	192	93%	n/a	n/a	83%	n/a	n/a
		2,538	90%	95%	47%	86%	68%	53%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)

Economic occupancy is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Physical occupancy is a point in time measurement while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3) During 2017, these properties were under construction or renovation.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4) Previous period occupancy numbers are not available as these were new investments in 2016. Properties indicating n/a in 2016 did not have financial information available for 2016.

(5) Previous period occupancy numbers are not available as these were new investments in 2017.

Physical occupancy decreased from 2016 to 2017 Primarily due to the addition of the Avistar at Copperfield, Avistar at Wilcrest and Avistar at Wood Hollow during 2017. These properties are currently undergoing major rehabilitations and will likely experience an increase in occupancy during 2018 as rehabilitations are completed. Economic occupancy increased from 2016 to 2017 due to new MRBs related to rehabilitation projects in California in 2017 and in December 2016. These properties had higher than normal occupancy for projects of this type due to a strong local market for multifamily housing.

Physical and economic occupancy increased from 2015 to 2016 primarily due to the addition of non-stabilized Residential Properties with high occupancy in 2016. These new Residential Properties may show a decline in physical and economic occupancy in the near term as the properties go through substantial rehabilitations.

MF Properties

At December 31, 2017, we owned three MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2017, all MF Properties have met the stabilization criteria (see footnote 3 below the table). The MF properties are encumbered by mortgage loans with an aggregate principal balance of $35.8 million at December 31, 2017.  Debt service on our mortgage payables was current at December 31, 2017. The amounts presented below were obtained from records provided by property management service providers.

		Number				Economic Occupancy (2)
		of Units at December 31,	Physical Occupancy (1) at December 31,			For the Years Ended December 31,
Property Name	State	2017	2017	2016	2015	2017	2016	2015
MF Properties-Stabilized (3)
Suites on Paseo	CA	394	91%	96%	89%	94%	80%	83%
Jade Park (4)	FL	144	91%	89%	n/a	81%	83%	n/a
Eagle Village (5)	IN	n/a	n/a	80%	90%	n/a	86%	84%
Woodland Park (6)	KS	n/a	n/a	n/a	95%	n/a	n/a	90%
Northern View (5)	KY	n/a	n/a	100%	90%	n/a	90%	80%
Arboretum (6)	NE	n/a	n/a	n/a	98%	n/a	n/a	93%
The 50/50 MF Property	NE	475	97%	72%	99%	74%	96%	96%
Residences of DeCordova (5)	TX	n/a	n/a	97%	96%	n/a	93%	92%
Residences of Weatherford (5)	TX	n/a	n/a	100%	100%	n/a	101%	99%
		1,013	94%	87%	94%	84%	85%	90%

(1)	Total revenue is defined as net rental revenue plus other income from the properties.
(2)

Economic occupancy is presented for December 31, 2015 and 2014 and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measurement while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)

Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for all MF Properties that are not student housing residential properties. Suites on Paseo, Eagle Village, Northern View, and The 50/50 MF Property are student housing residential properties.

(4)	Occupancy numbers for 2015 are not available as the MF property was acquired in September 2016.
(5)	The property was sold during 2017, so unit and occupancy amounts are not applicable as of and for the year ended December 31, 2017.
(6)	The property was sold during 2016, so unit and occupancy amounts are not applicable as of and for the year ended December 31, 2017 and 2016.

The overall increase in physical occupancy from 2016 to 2017 is due to a sharp increase in occupancy at The 50/50 during 2017, which is due to marketing and pricing changes implemented by the Partnership and Properties Management for fall 2017 lease-up. The overall decrease in physical occupancy from 2015 to 2016 is due to declining occupancy at the 50/50 MF Property during 2016 and the addition of Jade Park with a physical occupancy that is lower than the average of other MF Properties.

The overall increase in economic occupancy is a result of higher occupancy at the Suite on Paseo in 2017 as compared to 2016. This was somewhat offset by lower economic occupancy at The 50/50 due to the poor fall 2016 lease-up. The overall decrease in economic occupancy from 2015 to 2016 is due declining occupancy at The 50/50 MF Property during 2016 and the addition of Jade Park with an economic occupancy that is lower than the average of other MF Properties.

Results of Operations

The tables and following discussions of our change in total revenues, total expenses, and net income for the years ended December 31, 2017, 2016 and 2015 and should be read in conjunction with the Company’s consolidated financial statements and Notes thereto filed in Item 8 of this report.

The following table compares revenue and other income for the Partnership for the periods presented (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Revenues and Other Income:
Property revenues	$13,500	$17,405	$(3,905)	-22.4%	$17,405	$17,789	$(384)	-2.2%
Investment income	48,225	36,893	11,332	30.7%	36,893	34,410	2,483	7.2%
Contingent interest income	3,147	2,021	1,126	55.7%	2,021	4,757	(2,736)	-57.5%
Other interest income	4,682	2,660	2,022	76.0%	2,660	2,624	36	1.4%
Other income	828	-	828	100.0%	-	373	(373)	N/A
Gain on sale of real estate assets, net	17,753	14,072	3,681	26.2%	14,072	4,599	9,473	206.0%
Gain on sale of securities	-	8	(8)	N/A	8	-	8	100.0%
Total Revenues and Other Income	$88,135	$73,059	$15,076	20.6%	$73,059	$64,552	$8,507	13.2%

Discussion of the Total Revenues for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Property revenues.  The net decrease in total revenue between 2017 and 2016 is comprised of the following factors:

•

A decrease of approximately $4.4 million in revenue due to sales of the Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016;

•	An increase of approximately $1.0 million in revenue due to the acquisition of Jade Park in September 2016; and
•

A decrease of approximately $458,000 in revenue from declining occupancy at The 50/50 MF Property. The decline was due to low occupancy during the 2016-2017 academic year. Physical occupancy is approximately 97% at December 31, 2017 as compared to 72% at December 31, 2016, so the Partnership expects increasing revenues at this property going forward.

Investment income. The net increase in investment income between 2017 and 2016 is comprised of the following factors:

•	An increase of approximately $9.9 million in recurring investment interest income related to MRB acquisitions during 2016 and 2017;
•	A decrease of approximately $948,000 in recurring investment income from MRB redemptions in 2016 and 2017; and
•	An increase of approximately $2.4 million in preferred return income from investments in unconsolidated entities.

Contingent interest income. In 2017, we realized contingent interest of approximately $219,000 from excess cash flow on the Lake Forest MRBs and approximately $2.9 million of cash proceeds from redemption of the Ashley Square MRB. In 2016, we realized contingent interest of approximately $642,000 from excess cash flow on the Ashley Square and Lake Forest MRBs and approximately $1.4 million on excess cash proceeds from the sale of the property underlying the Foundation for Affordable Housing property loan.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by us. The net increase between 2017 and 2016 is comprised of the following factors:

•	An increase of approximately $273,000 from property loans to the Vantage at Brooks and Vantage at Braunfels multifamily development projects due to additional advances in 2016 and 2017; and
•

Approximately $1.7 million of other interest income received on the Ashley Square property loans in connection with the sale of the underlying property in the fourth quarter of 2017. The Ashley Square property loans were in non-accrual status during 2016, so there was no interest income for these property loans in 2016.

Other income.  Other income recognized in 2017 consists of approximately $624,000 of fees related to early redemptions of the MRBs for Vantage at Harlingen and Avistar at Chase Hill during the fourth quarter, approximately $191,000 of fees for due diligence services for sales of properties in November 2017, and approximately $13,000 of miscellaneous non-recurring income items. There was no other income reported for 2016.

Gains on the sales of real estate assets and securities. The gains on sale of MF Properties in 2017 consists primarily of gains of approximately $7.2 million, $2.6 million, $5.2 million and $2.8 million from the sales of Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village, respectively. The gains on sale of MF Properties in 2016 consist of gains of approximately $12.4 million and $1.7 million from the sales of the Arboretum and Woodland Park, respectively. The gain on sale of securities for 2016 is from the sale of the Pro Nova 2014-2 MRB.

Discussion of the Total Revenues for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Property revenues.  The net decrease in total revenue between 2016 and 2015 is comprised of the following factors:

•	A decrease of approximately $4.0 million in revenue due to sales of the Arboretum and Woodland Park in 2016 and Glynn Place and the Colonial in 2015;
•	An increase of approximately $3.4 million in revenue due to the acquisition of the Suites on Paseo in 2015 and Jade Park in 2016; and
•	An increase of approximately $156,000 in revenue from improving operations at existing MF Properties.

Investment income. The net increase in investment income between 2016 and 2015 is comprised of the following factors:

•	An increase of approximately $4.5 million in recurring investment interest income related MRB acquisitions during 2015 and 2016;
•	A decrease of approximately $2.6 million in recurring investment income from MRB redemptions in 2015 and 2016;
•	A decrease of approximately $106,000 in interest income from PHC Certificates due to principal paydowns;
•	A decrease of approximately $208,000 in interest income from MBS Securities due to the sale of the remaining MBS Securities in the first quarter of 2016; and
•	An increase of approximately $719,000 in preferred return income from investments in unconsolidated entities.

Contingent interest income. In 2016, we realized contingent interest of approximately $642,000 from excess cash flow on the Ashley Square and Lake Forest MRBs and approximately $1.4 million on settlement of the Foundation for Affordable Housing property loan. In 2015, we realized approximately $4.8 million of contingent interest from the sale of the Bent Tree and Fairmont Oaks MRBs in the fourth quarter.

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

Gains on the sales of real estate assets and securities. The gain on sale of MF Properties in 2016 consists of gains of approximately $12.4 million and $1.7 million from the sales of the Arboretum and Woodland Park, respectively. The gain on sale of MF Properties in 2015 consists of gains of approximately $3.4 million and $1.2 million from the sales of the Colonial and Glynn Place in 2015, respectively. The gain on sale of securities for 2016 is from the sale of the Pro Nova 2014-2 MRB.

The following table compares expenses for the Partnership for the periods presented (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$8,228	$9,223	$(995)	-10.8%	$9,223	$10,053	$(830)	-8.3%
Impairment of securities	762	-	762	100.0%	-	-	-	N/A
Impairment charge on real estate assets	-	62	(62)	N/A	62	-	62	100.0%
Depreciation and amortization	5,213	6,863	(1,650)	-24.0%	6,863	6,505	358	5.5%
Amortization of deferred financing costs	2,325	1,863	462	24.8%	1,863	1,623	240	14.8%
Interest expense	22,155	15,470	6,685	43.2%	15,470	14,826	644	4.3%
General and administrative	12,770	10,835	1,935	17.9%	10,835	8,661	2,174	25.1%
Total Expenses	$51,453	$44,316	$7,137	16.1%	$44,316	$41,668	$2,648	6.4%

Discussion of the Total Expenses for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses is fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses was due to the following factors:

•	An increase of approximately $652,000 in real estate operating expenses related to the acquisition of Jade Park in September of 2016;
•

A decrease of approximately $2.3 million in real estate operating expenses related to the sales of Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016; and

•

An increase of approximately $628,000 in real estate operating expenses at The 50/50 and Suites on Paseo MF Properties. The increase at The 50/50 are related to one-time expenses incurred in 2017 and not expected to recur in future periods. The increase at Suites on Paseo relates primarily to a one-time refund of real estate taxes in 2016 that did not recur in 2017.

Impairment of securities.  The impairment of securities for 2017 relates to the PHC Certificates. There were no such impairment charges in 2016.

Impairment charge on real estate assets.   The impairment charge in 2016 is related to land held for development in St. Petersburg, FL. There were no such impairment charges in 2017.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting. The overall decrease in real estate operating expenses was due to the following factors:

•	An increase of approximately $330,000 in depreciation related to the acquisition of Jade Park in September of 2016;
•	A decrease of approximately $614,000 in amortization related to Suites on Paseo in-place leases in 2016 that did not recur in 2017; and
•

A decrease of approximately $1.5 million in expenses related to the sales of the Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016.

Amortization of deferred financing costs. The overall increase in amortization of deferred financing costs in 2017 is due to $463,000 of increased amortization related to Term A/B Trust Financings. The increase is due primarily to the addition of new Term A/B Trusts in September 2016 and February 2017.

Interest expense. The net increase in interest expense between 2017 and 2016 is due to the following factors:

•	An increase of approximately $1.4 million in expense due to an increase of approximately $52.8 million in average principal outstanding;
•	An increase of approximately $5.1 million due to an increase of approximately 81 basis points in the weighted-average interest rate;
•	An increase of approximately $185,000 in expense related to market to market adjustments on derivative financial instruments, net of cash paid.

General and administrative expenses.  The overall increase in general and administrative expenses is due an approximately $1.3 million increase in salary, benefits and restricted unit award compensation expense, an approximately $858,000 increase in additional administrative fees on new investments in 2016 and 2017, offset by a decrease of approximately $287,000 in board and professional expenses.

Discussion of the Total Expenses for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses is fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses was due to the following factors:

•	An increase of approximately $1.7 million in expenses related to the acquisitions of the Suites on Paseo in September of 2015 and Jade Park in September of 2016;
•	A decrease of approximately $2.0 million in expenses related to the sales of the Arboretum and Woodland Park in 2016 and sales of the Colonial and Glynn Place in 2015; and
•	A decrease of approximately $470,000 in expenses related to tax increment financing proceeds received in 2016 that are accounted for as a reduction in real estate tax expense.

Impairment charge on real estate assets.  Impairment expense in 2016 is related to land held for development in St. Petersburg, FL that was recognized in the second quarter of 2016. There were no impairment charges in 2015.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting. The overall decrease in real estate operating expenses was due to the following factors:

•	An increase of approximately $1.4 million in depreciation and amortization related to the acquisitions of the Suites on Paseo in September of 2015 and Jade Park in September of 2016;
•	A decrease of approximately $1.1 million in expenses related to the sales of the Arboretum and Woodland Park in 2016 and sales of the Colonial and Glynn Place in 2015.

Amortization of deferred financing costs. The overall increase in amortization of deferred financing costs in 2016 is due to the following factors:

•	An increase of approximately $290,000 in amortization related to the M33 TEBS Financing that originated in July 2015; and
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

Discussion of the Income from Discontinued Operations for the Years Ended December 31, 2017, 2016 and 2015

The sales of the Consolidated VIEs were closed in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. The Company reported income from discontinued operations of approximately $3.7 million, inclusive of gains of sale of Consolidated VIEs of approximately $3.2 million, for the year ended December 31, 2015. No net income or loss from these properties operations or sale accrued to the Unitholders or the General Partner during 2015. There was no income from discontinued operations reported for the years ended December 31, 2017 and 2016.

Liquidity and Capital Resources

The Partnership’s principal source of cash flow includes:

•	Interest income earned on MRBs;
•	Interest income earned on the PHC Certificates;
•	Excess cash flow generated by the MF Properties;
•	Excess proceeds from the sale of assets; and
•	Cash flow, net of expenses, from general Partnership operations.

Additional sources of cash flow may include:

•	Interest payments received from property loans; and
•	Contingent interest received from investments in MRBs or property loans

Interest income is primarily comprised of fixed rate base interest payments received on our MRBs and PHC Certificates that provide consistent cash receipts throughout the year.  Certain MRBs may also generate payments of contingent interest to us from time to time when the underlying Residential Properties generate excess net cash flow from operations, excess proceeds from refinancing or from the sale of the property.   For additional details, see Item 8, Cash Flows from Operating and Investing Activities sections of the Partnership’s consolidated statement of cash flows.

Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from ownership of these properties.  The economic performance of the MF Properties depends on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market where the property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an apartment property.  For discussion related to economic risk, see Item 1A, “Risk Factors” in the Partnership’s report.

Other sources of cash available to the Partnership include:

•	Operating line of credit;
•	Secured and unsecured lines of credit;
•	Debt financing;
•	Mortgages payable and other secured financings;
•	Sale of Series A Preferred Units; and
•	Sale of additional BUCs.

At December 31, 2017, the Partnership had borrowed the following amounts:

•	Unsecured lines of credit - $50.0 million;
•	Debt financing, net -$558.3 million; and
•	Mortgages payable and other secured financing, net - $35.5 million.

In addition, at December 31, 2017, the Partnership had issued approximately 9.5 million Series A Preferred Units at a subscription price of $10.00 per unit.  We issued approximately 5.4 million Series A Preferred Units during the year ended December 31, 2017 for gross proceeds of approximately $53.6 million.   The offering of the Series A Preferred Units was terminated effective as of October 25, 2017.

In December 2017, the Partnership initiated an “at the market offering” to sell up to $75.0 million of BUCs at prevailing market prices on the date of sale. The Partnership sold 161,383 BUCs under the program for net proceeds of approximately $806,000, net of issuance costs, during the year ended December 31, 2017.

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

(i)	Payment of general, administrative, and operating expenses

The MF Properties’ primary uses of cash were for operating expenses.  We also use cash for general and administrative expenses. For additional details, see Item 1A, “Risk Factors” and Item 8, Cash Flows from Operating Activities section of the Company’s consolidated statements of cash flows.

(ii)	Payment of interest and principal on unsecured and secured lines of credit

We maintain two unsecured lines of credit: an operating and a revolving line of credit. Our operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make prepayments of the principal to reduce outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended December 31, 2017. In addition, we have fulfilled this requirement for the first quarter of 2018. Our $50.0 million revolving line of credit may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on the line of credit are due on the 270th day following the advance date but may be extended by making certain payments for up to an additional 270 days. Our $20.0 million secured term line of credit was used to finance the purchase of MRBs and matured in March 2017. The secured line of credit was closed and is not available for use by the Partnership at December 31, 2017.

We anticipate paying off the balances on our revolving line of credit by entering into fixed-rate debt financing arrangements, to be secured with the previously acquired MRBs.  See Notes 15 and 16 of the Partnership’s consolidated financial statements for additional details.

(iii)	Payment of interest and principal on debt and mortgages payable and other secured financing

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs and other investments. The financing arrangements generally involve the securitization of MRBs and other investments into trusts whereby we retain beneficial interests in the trusts that provide certain rights to the underlying investment assets. The remaining beneficial interests are sold to unaffiliated parties with the proceeds being received by the Partnership. The beneficial interests held by unaffiliated parties require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments.

Our mortgages payable and other secured financing arrangements are used to leverage our MF Properties. The mortgages and other secured financing are entered into with financial institutions and are secured by security interests in the MF Properties. The mortgages and other secured financing bear interest that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments.

We anticipate refinancing all financing arrangements coming due in 2018 with similar arrangements of terms greater than one year.

See Notes 17 and 18 to the Partnership’s consolidated financial statements for additional details on the maturity of the debt obligations at December 31, 2016.

(iv)	Payment of distributions to the Unitholders – Series A Preferred Unit and BUC holders

Distributions to the Series A Preferred Unitholders, if declared by the General Partner, are paid at a fixed rate of 3.0% annually.  The Series A Preferred Units are non-cumulative, non-voting and non-convertible.

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

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall leverage constraint, as established by the Board of Managers (the “Board”) of Burlington, which is the general partner of the Partnership’s general partner. During the third quarter of 2017, the Board approved an increase in the overall leverage constraint to 75%. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, initial finance costs and the MF Properties at cost. At December 31, 2017, our overall leverage ratio was approximately 64%.

Cash Flows

In fiscal 2017, we generated $48.8 million of cash, which was the net result of $17.1 million provided by operating activities, $21.5 million used in investing activities, and $53.2 million provided by financing activities.

Cash provided by operating activities totaled $17.1 million in 2017, as compared to $15.2 million generated in 2016. The increase was mainly driven by a decrease in interest receivable of  $2.2 million.

Cash used in investing activities totaled $21.5 million in 2017, as compared to $83.1 million in 2016. The change is due to an increase in principal payments and redemption proceeds received on MRBs of $45.3 million, a decrease in cash used to purchase MRBs of $9.3 million, and a decrease in property loan advances of $5.7 million.

Cash provided by financing activities totaled $53.2 million in 2017, as compared to $71.5 million in 2016. The change is due to a net increase in payments on lines of credit of $52.5 million. This change is offset by an increase in net cash from debt financings of $18.5 million and an increase in proceeds from the issuance of Series A Preferred Units of $12.8 million.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Cash Available for Distribution

The Partnership believes that CAD provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income and adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond issuance costs, interest rate derivative expense or income, provision for loan losses, impairments on MRBs, PHC Certificates, real estate assets and property loans, and Restricted Units compensation expense, to the Partnership’s net income (loss) as computed in accordance with GAAP, and deducts Tier 2 income (see Note 3 to the Partnership’s consolidated financial statements) attributable to the Partnership as defined in the Amended and Restated LP Agreement.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income that is calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

Currently, cash distributions are made to the Partnership’s Unitholders at an annual rate of $0.50 per Unit. The amount of the cash per Unit distributed may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available for this purpose. During the years ended December 31, 2017, 2016 and 2015, we generated Cash Available for Distribution of $0.60, $0.50 and $0.53 per Unit, respectively. We believe that as we continue to implement our current investment plans, we will be able to continue to generate sufficient CAD to maintain cash distributions to Unitholders at the existing level of $0.50 per Unit per year without the use of other available cash.  However, there is no assurance that we will be able to generate CAD at levels in excess of the current annual distribution rate, which could result in a reduced annual distribution rate per Unit.

The following tables show the calculation of CAD (and a reconciliation of the Partnership’s net income (loss) as determined in accordance with GAAP to CAD) for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended December 31,
	2017	2016	2015
Partnership net income	$30,591,198	$23,784,507	$26,609,023
Net (income) loss related to VIEs and eliminations due to consolidation	-	-	(3,721,397)
Net income before impact of Consolidated VIE	30,591,198	23,784,507	22,887,626
Change in fair value of derivatives and interest rate derivative amortization	240,091	(17,618)	1,802,655
Depreciation and amortization expense	5,212,859	6,862,530	6,505,011
Impairment of securities	761,960	-	-
Impairment charge on real estate assets	-	61,506	-
Amortization of deferred financing costs	2,324,535	1,862,509	1,622,789
Restricted units compensation expense	1,615,242	833,142	-
Deferred income taxes	(400,000)	366,000	-
Redeemable Series A Preferred Unit distribution and accretion	(1,982,538)	(583,407)	-
Tier 2 Income distributable to the General Partner (1)	(1,994,518)	(2,858,650)	(2,338,956)
Developer income (2)	-	-	18,159
Bond purchase premium (discount) amortization (accretion), net of cash received	(270,048)	(106,439)	1,300,932
Depreciation and amortization related to discontinued operations	-	-	7,432
Total CAD	$36,098,781	$30,204,080	$31,805,648

Weighted average number of Units outstanding, basic	59,895,229	60,182,264	60,252,928
Net income per Unit, basic	$0.44	$0.34	$0.34
Total CAD per Unit, basic	$0.60	$0.50	$0.53
Distributions per Unit	$0.50	$0.50	$0.50

(1)

As described in Note 3 to the Company’s consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the Unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•

For the year ended December 31, 2017, we realized contingent interest of approximately $219,000 from excess cash flow on the Lake Forest MRBs and approximately $2.9 million of cash proceeds from redemption of the Ashley Square MRB, which resulted in Tier 2 income allocable to the general partner of approximately $787,000. The remaining Tier 2 income allocated to the general partner was realized on the gains on sale of the Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties, net of tax. The Amended and Restated LP Agreement limits Tier 2 income to 0.9% per annum of the principal amount of the MRBs and other investments on a cumulative basis. This limit was reached during the year ended December 31, 2017. All income in excess of the limit is considered Tier 3 income that is allocated entirely to the BUCs. See Note 3 of the consolidated financial statements for additional information.

•

For the year ended December 31, 2016, we realized contingent interest of approximately $642,000 from excess cash flow on the Ashley Square and Lake Forest MRBs and approximately $1.4 million on settlement of the Foundation for Affordable Housing property loan, which resulted in Tier 2 income allocable to the general partner of approximately $505,000. In addition, we realized gross gains of approximately $12.4 million and $1.7 million from the sales of the Arboretum and Woodland Park, respectively. After consideration of income taxes, the gain on these sales resulted in approximately $2.4 million allocable to the general partner.

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

The table below identifies the composition of CAD per Unit earned by us for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Total CAD per Unit	$0.60	$0.50	$0.53
Non-Recurring CAD per Unit:
General and administrative non-recurring expenses	-	-	0.006
One-time expenses related to MF Properties	-	-	0.007
Non-recurring CAD per Unit	-	-	0.013
Recurring CAD per Unit	$0.60	$0.50	$0.54

The non-recurring CAD per Unit reflects activity that will not recur within a two–year period.

Off Balance Sheet Arrangements

As of December 31, 2017 and 2016, we held MRBs that are collateralized by Residential Properties.  The Residential Properties are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.  The Consolidated VIEs did not have off-balance sheet arrangements.  For additional discussions related to guarantees, see Note 20 to the Company’s consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than what is disclosed in Note 24 to the Company’s consolidated financial statements.

Contractual Obligations

As discussed in Notes 15 through 18 to the Company’s consolidated financial statements, the amounts maturing in 2017 consist of the principal paid on LOCs, the TEBS credit facility with Freddie Mac, the TOB, Term TOB and Term A/B credit facilities with DB, and payments on the MF Property mortgages payable and other secured financing.  Our strategic objective is to leverage our MRB portfolio utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with Deutsche Bank through its Term A/B Trust program.  This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

As part of our strategy of acquiring MRBs, we will enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the MRBs issued will be used to pay off the construction related debt and MRBs.  We account for our Bond Purchase Commitments as available-for-sale securities and record the estimated fair value as an asset or liability with changes in such valuations recorded in other comprehensive income.  See Note 20 to the Company’s consolidated financial statements for additional details.

We have the following contractual obligations as of December 31, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations
Lines of credit - secured and unsecured	$50,000,000	$50,000,000	$-	$-	$-
Debt financing	562,595,172	75,557,815	244,005,126	63,639,712	179,392,519
Mortgages payable and other secured financings	35,767,924	763,246	28,145,684	6,858,994	-
Lease Obligations
Operating lease	5,469,613	128,406	264,568	275,257	4,801,382
Purchase Obligations
Forward bond purchase commitments	35,940,000	35,940,000	-	-	-
Total	$689,772,709	$162,389,467	$272,415,378	$70,773,963	$184,193,901

We are also contractually obligated to pay interest on our long-term debt obligations. The weighted average interest of our lines of credit is 4.4% at December 31, 2017. The weighted average interest of our debt financing is 3.7% at December 31, 2017. The weighted average interest of our mortgages payable and other secured financings is 4.2% at December 31, 2017.

Inflation

Substantially all of the resident leases at the Residential Properties, which collateralize our MRBs, allow for adjustments in the rent payable at the time of renewal, subject to rent restrictions related to the MRBs. Additionally, the MF Properties may be able to seek rent increases. The majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on our financial results for the years presented in this report.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by us. Our significant accounting policies are described in Note 2 and 25 to the Company’s consolidated financial statements, which are incorporated by reference. We consider the following to be our critical accounting policies because they involve our judgments, assumptions and estimates that significantly affect the consolidated financial statements. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.

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
The Partnership re-evaluates VIEs at each reporting date based on events and circumstances at the VIEs.  As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.

The General Partner does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) impacts the Partnership’s status as a partnership for federal income tax purposes or the status of Unitholders as partners of the Partnership, the treatment of the MRBs on the properties owned by Consolidated VIEs as debt, the nature of the interest payments, which it believes to be tax-exempt, received on the MRBs secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to Unitholders on IRS Form K-1.

The unallocated deficit of the Consolidated VIEs consists of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the Consolidated VIEs and the Consolidated VIEs’ net losses subsequent to that date are not allocated to the General Partner and Unitholders as such activity is not contemplated by, or addressed in, the Amended and Restated LP Agreement.

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

Investments in MRBs and Bond Purchase Commitments.  The fair value of the Partnership’s investments in MRBs and bond purchase commitments is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology considers current market interest rates as well as quantitative and qualitative characteristics similar to those used by the third-party pricing service. The fair value estimates of these MRBs, whether estimated by the third-party pricing service or the Partnership, are based largely on unobservable inputs the Partnership believes would be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in MRBs and bond purchase commitments is categorized as a Level 3 input.

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

Taxable MRBs. The fair value of the Partnership’s taxable MRBs is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable MRBs and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The taxable MRBs values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership analyzes pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology considers current market interest rates as well as quantitative and qualitative characteristics like those used by the third-party pricing service. The fair value estimates of these taxable MRBs, whether estimated by the third-party pricing service or the Partnership, are based largely on unobservable inputs the Partnership believes would be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable MRBs are categorized as a Level 3 input.

Interest Rate Derivatives.  The effect of the Partnership’s interest rate derivatives is to set a cap, or upper limit, on the base rate of interest paid on the Partnership’s variable rate debt equal to the notional amount of the derivative agreement.   The effect of the Partnership’s interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore is categorized as a Level 3 input.  The inputs in the valuation model include three-month London Inter-bank Offered Rate (“LIBOR”) rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Mortgage Revenue Bond, Taxable Mortgage Revenue Bonds and Bond Purchase Commitments Impairment

The Partnership accounts for its investments in MRBs, taxable MRBs and bond purchase commitments under the guidance for accounting for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale securities and are reported at estimated fair value. The net unrealized gains or losses on these investments is reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 25 for a description of the Partnership’s methodology for estimating fair value of mortgage revenue bonds, taxable MRBs and bond purchase commitments.

The Partnership periodically reviews each of its MRBs, taxable MRBs and bond purchase commitments for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary based on various factors including:

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

The recognition of other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the consolidated financial statements. If the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

PHC Certificates Impairment

The Partnership periodically reviews the PHC Certificates for impairment. The Partnership evaluates whether a decline in the fair value of the investments is below its amortized cost is other-than temporary based on various factors including:

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposures are interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs and PHC Certificates and our debt financing, mortgages payable and other secured financing.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  The nature of our MRBs, PHC Certificates and the debt financing used to finance these investments exposes us to financial risk due to fluctuations in market interest rates.  The MRBs and PHC Certificates bear base interest at fixed rates.  In addition, the MRBs may also pay contingent interest that fluctuates based upon the cash flows of the underlying property and proceeds from the refinancing or sale of the property.

Our primary credit risk is the risk of default on our investment in MRBs and taxable property loans collateralized by the Residential Properties. The MRBs are not direct obligations of the governmental authorities that issue the MRBs and are not guaranteed by such authorities, any insurer or other party. In addition, the MRBs and the associated taxable property loans are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the MRBs and the taxable property loans is the net rental revenues generated by these properties or the net proceeds from a sale or refinance of these properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB or taxable property loans, a default may occur. A property’s ability to generate net rental income is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a multifamily residential property.

We also have credit risk in our investment in PHC Certificates, which are custodial receipts evidencing loans made to a number of public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities solely out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program.  If Congress fails to continue making annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds to pay principal and interest on the loans underlying the PHC Certificates.

Defaults on the MRBs, taxable property loans, or the public housing authorities’ loans backing the PHC Certificates may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the MRB or taxable property loan secured by the property.  In the event of a default on a MRB or taxable property loan, we will have the right to foreclose on the mortgage or deed of trust securing the property. If we take ownership of the property securing a defaulted MRB, we will be entitled to all net rental revenues generated by the property. If such an event occurs, these amounts will not provide tax-exempt income.

We actively manage the credit risks associated with our MRBs and taxable property loans by performing a complete due diligence and underwriting process of the properties securing these investments prior to investing.  In addition, we carefully monitor the performance of the properties underlying these investments subsequent to their purchase by the Partnership.  Our primary method of managing the credit risk associated with the PHC Certificates is to monitor the ratings reports issued at least annually by a rating agency for each of three PHC Certificates.

Mortgage Revenue Bonds and PHC Certificate Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analyses which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield on similar MRBs, specific terms of the MRB, and various characteristics of underlying property serving as collateral for the MRB such as debt service coverage ratio, loan to value, and other characteristics.

We value the PHC Certificates based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the PHC Certificates. The valuation methodology of our third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. The fair value estimate by the third-party pricing service encompasses the use of judgment in its application.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates at December 31, 2017:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$788,839	2.9%	- 8.4%	3.2%	- 9.2%	$21,342
PHC Certificates	49,642	5.1%	- 5.8%	5.6%	- 6.4%	1,556

Geographic Risk

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California and South Carolina. At December 31, 2017, and 2016, the concentration in Texas as a percentage of principal outstanding was approximately 44% and 45%, respectively. At December 31, 2017, and 2016, the concentration in California as a percentage of principal outstanding was approximately 20% and 20%, respectively. At December 31, 2017, and 2016, the concentration in South Carolina as a percentage of principal outstanding was approximately 16% and 12%, respectively.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At December 31, 2017, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs range between 4.4% and 4.6%;
•	The M24, M31, and M33 TEBS facilities range between 2.9% and 3.6%;
•	The Term TOB Trusts securitized by MRBs range between 4.0% and 4.4%;
•	The Term A/B Trusts securitized by MRBs range between 3.6% and 4.5%;
•	The TOB Trusts securitized by PHC Certificates range between 3.9% and 4.0%; and
•	The mortgages payable and other secured financings range between 3.9% and 4.7%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on the variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at December 31, 2017:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2017
July 2014	$30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	169
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	3,213
June 2017	91,956,883	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	160,174
June 2017	83,000,217	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	425,978
Sept 2017	59,935,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	923
							$597,221

(1) For additional details, see Note 25 to the Partnership's condensed consolidated financial statements.

We have contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. In the second quarter of 2017, the Partnership determined that due to the stabilization of the Decatur Angle and Bruton MRB properties and securitization of the related MRBs into fixed rate Term A/B Trust financings, the interest rate swaps were not needed to mitigate interest rate risk on financings related to the MRBs. The Partnership then determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts.  The following table summarizes the terms of the interest rate swaps at December 31, 2017:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	December 31, 2017 - Fair Value of Liability
Sept 2014	$22,821,429	Oct 2016	Oct 2021	1.96%	1.08%	70% 30-day LIBOR	Deutsche Bank	$(402,261)
Sept 2014	18,051,775	April 2017	April 2022	2.06%	1.08%	70% 30-day LIBOR	Deutsche Bank	(424,591)
								$(826,852)

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

Interest Rates Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$3,835	$(17,272)	$(27,758)	$(37,116)	$(46,185)
TEBS Debt Financings	319,966	(477,105)	(697,116)	(903,258)	(1,107,202)
Other Investment Financings	40,047	(83,818)	(164,461)	(244,900)	(325,185)
Total	$363,848	$(578,195)	$(889,335)	$(1,185,274)	$(1,478,572)

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

As the above information incorporates only those material positions or exposures that existed as of December 31, 2017, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Partners of

America First Multifamily Investors, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of America First Multifamily Investors, L.P. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management Report On Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2018

We have served as the Company’s auditor since 2016.

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

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$69,597,699	$20,748,521
Restricted cash	1,985,630	6,757,699
Interest receivable, net	6,541,132	6,983,203
Mortgage revenue bonds held in trust, at fair value (Note 6)	710,867,447	590,194,179
Mortgage revenue bonds, at fair value (Note 6)	77,971,208	90,016,872
Public housing capital fund trusts, at fair value (Note 7)	49,641,588	57,158,068
Real estate assets: (Note 9)
Land and improvements	7,319,235	17,354,587
Buildings and improvements	78,953,488	113,089,041
Real estate assets before accumulated depreciation	86,272,723	130,443,628
Accumulated depreciation	(9,580,531)	(16,217,028)
Net real estate assets	76,692,192	114,226,600
Investment in unconsolidated entities (Note 10)	39,608,927	19,470,006
Property loans, net of loan loss allowance (Note 11)	29,513,874	29,763,334
Other assets (Note 13)	7,348,302	8,795,192
Total Assets	$1,069,767,999	$944,113,674

Liabilities
Accounts payable, accrued expenses and other liabilities	$8,494,227	$7,255,327
Distribution payable	8,423,803	8,017,950
Unsecured lines of credit (Note 15)	50,000,000	40,000,000
Secured line of credit, net (Note 16)	-	19,816,667
Debt financing, net (Note 17)	558,328,347	495,383,033
Mortgages payable and other secured financing, net (Note 18)	35,540,174	51,379,512
Derivative swaps, at fair value (Note 19)	826,852	1,339,283
Total Liabilities	661,613,403	623,191,772

Commitments and Contingencies (Note 20)

Redeemable Series A preferred units, approximately $94.5 and $40.9 million redemption value, 10.0 million authorized, 9.5 million and 4.1 million issued and outstanding, respectively (Note 21)	94,314,326	40,788,034

Partnersʼ Capital
General Partner (Note 1)	437,256	102,536
Beneficial Unit Certificate holders	313,403,014	280,026,669
Total Partnersʼ Capital	313,840,270	280,129,205
Noncontrolling interest	-	4,663
Total Capital	313,840,270	280,133,868
Total Liabilities and Partnersʼ Capital	$1,069,767,999	$944,113,674

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Property revenues	$13,499,645	$17,404,439	$17,789,125
Investment income	48,225,068	36,892,996	34,409,809
Contingent interest income	3,147,165	2,021,077	4,756,716
Other interest income	4,681,578	2,660,238	2,624,262
Other income	828,089	-	373,379
Total revenues	70,381,545	58,978,750	59,953,291
Expenses:
Real estate operating (exclusive of items shown below)	8,228,297	9,223,108	10,052,669
Impairment of securities	761,960	-	-
Impairment charge on real estate assets	-	61,506	-
Depreciation and amortization	5,212,859	6,862,530	6,505,011
Amortization of deferred financing costs	2,324,535	1,862,509	1,622,789
Interest expense	22,155,443	15,469,639	14,826,217
General and administrative	12,769,757	10,837,188	8,660,889
Total expenses	51,452,851	44,316,480	41,667,575
Other Income:
Gain on sale of real estate assets, net	17,753,303	14,072,317	4,599,109
Gain on sale of securities	-	8,097	-
Income before income taxes	36,681,997	28,742,684	22,884,825
Income tax expense	6,019,146	4,959,000	-
Income from continuing operations	30,662,851	23,783,684	22,884,825
Income from discontinued operations (including gain on sale of VIEs of approximately $3.2 million in 2015)	-	-	3,721,397
Net income	30,662,851	23,783,684	26,606,222
Net income (loss) attributable to noncontrolling interest	71,653	(823)	(2,801)
Partnership net income	30,591,198	23,784,507	26,609,023
Redeemable Series A preferred unit distributions and accretion	(1,982,538)	(583,407)	-
Net income available to Partners	$28,608,660	$23,201,100	$26,609,023

Net income (loss) available to Partners and noncontrolling interest allocated to:
General Partner	$2,140,074	$2,992,106	$2,474,274
Limited Partners - Unitholders	26,293,975	20,176,693	20,413,352
Limited Partners - Restricted Unitholders	174,611	32,301	-
Unallocated gain of Consolidated VIEs	-	-	3,721,397
Noncontrolling interest	71,653	(823)	(2,801)
	$28,680,313	$23,200,277	$26,606,222
Unitholdersʼ interest in net income per Unit (basic and diluted):
Income from continuing operations	$0.44	$0.34	$0.34
Income from discontinued operations (Note 2)	-	-	-
Net income per Unit, basic and diluted	$0.44	$0.34	$0.34
Distributions declared, per Unit	$0.50	$0.50	$0.50
Weighted average number of Units outstanding, basic	59,895,229	60,182,264	60,252,928
Weighted average number of Units outstanding, diluted	59,895,229	60,182,264	60,252,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
Net income	$30,662,851	$23,783,684	$26,606,222
Reversal of net unrealized gain on sale of securities	-	(236,439)	-
Reversal of net unrealized gain on securities with other-than-temporary impairment	(672,097)	-	-
Unrealized gain (loss) on securities	36,797,352	(18,596,853)	10,042,241
Unrealized gain (loss) on bond purchase commitments	603,091	(3,234,911)	(146,053)
Comprehensive income	67,391,197	1,715,481	36,502,410
Comprehensive income (loss) allocated to noncontrolling interest	71,653	(823)	(2,801)
Partnership comprehensive income	$67,319,544	$1,716,304	$36,505,211

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Unallocated Deficit of Consolidated VIEs	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$578,238	60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418
Bond redemption related to MF Property acquisition	(6,309)		(624,610)			(630,919)	(630,919)
Sale of MF Property	-		-	-	24,282	24,282	-
Deconsolidation of VIEs	(173,701)		(17,196,359)	17,370,059	-	-	-
Distributions paid or accrued:
Regular distribution	(233,430)		(23,109,595)	-	-	(23,343,025)	-
Distribution of Tier 2 earnings (Note 3)	(2,338,956)		(7,016,869)	-	-	(9,355,825)	-
Net income (loss)	2,474,274		20,413,352	3,721,397	(2,801)	26,606,222	-
Unrealized gain on securities	100,422		9,941,819	-	-	10,042,241	10,042,241
Unrealized loss on bond purchase commitment	(1,461)		(144,592)	-	-	(146,053)	(146,053)
Balance at December 31, 2015	$399,077	60,252,928	$312,720,264	$-	$5,486	$313,124,827	$60,963,687
Reversal of net unrealized gain on sale of securities	(2,364)		(234,075)	-	-	(236,439)	(236,439)
Distributions paid or accrued
Regular distribution	(217,646)		(21,546,966)	-	-	(21,764,612)	-
Distribution of Tier 2 earnings (Note 3)	(2,858,650)		(8,575,949)	-	-	(11,434,599)	-
Net income (loss) allocable to Partners	2,992,106		20,208,994	-	(823)	23,200,277	-
Repurchase of Beneficial Unit Certificates	-	(272,307)	(1,603,658)	-	-	(1,603,658)	-
Restricted units awarded	-	272,307	-	-	-	-	-
Restricted units compensation expense	8,331		824,811	-	-	833,142	-
Beneficial Unit Certificates surrendered to pay tax withholding on vested restricted units	-	(28,390)	(153,306)	-	-	(153,306)	-
Unrealized loss on securities	(185,969)		(18,410,884)	-	-	(18,596,853)	(18,596,853)
Unrealized loss on bond purchase commitment	(32,349)		(3,202,562)	-	-	(3,234,911)	(3,234,911)
Balance at December 31, 2016	$102,536	60,224,538	$280,026,669	$-	$4,663	$280,133,868	$38,895,484
Distribution to noncontrolling interest	-		-	-	(76,316)	(76,316)	-
Distributions paid or accrued
Regular distribution	(194,272)		(19,232,974)	-	-	(19,427,246)	-
Distribution of Tier 2 earnings (Note 3)	(1,994,518)		(5,983,555)	-	-	(7,978,073)	-
Distribution of Tier 3 earnings (Note 3)	-		(4,928,231)	-	-	(4,928,231)	-
Net income allocable to Partners	2,140,074		26,468,586	-	71,653	28,680,313	-
Sale of Beneficial Unit Certificates, net of issuance costs	-	161,383	805,890	-	-	805,890	-
Repurchase of Beneficial Unit Certificates	-	(254,656)	(1,466,222)	-	-	(1,466,222)	-
Restricted units awarded	-	283,046	-	-	-	-	-
Restricted units compensation expense	16,152		1,599,090	-	-	1,615,242	-
Beneficial Unit Certificates surrendered to pay tax withholding on vested restricted units	-	(40,637)	(247,301)	-	-	(247,301)	-
Unrealized gain on securities	367,974		36,429,378	-	-	36,797,352	36,797,352
Unrealized gain on bond purchase commitment	6,031		597,060	-	-	603,091	603,091
Reversal of net unrealized gain on securities with other-than-temporary impairment	(6,721)		(665,376)	-	-	(672,097)	(672,097)
Balance at December 31, 2017	$437,256	60,373,674	$313,403,014	$-	$-	$313,840,270	$75,623,830

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$30,662,851	$23,783,684	$26,606,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,212,859	6,862,530	6,505,011
Provision for loan loss	295,000	-	-
Gain on sale of real estate assets, net	(17,753,303)	(14,072,317)	(4,599,109)
Gain on the sale of discontinued operations	-	-	(3,212,447)
Contingent interest realized on investing activities	(2,927,948)	(1,379,466)	(4,756,716)
Note interest income realized from the sale of Fairmont Oaks, Consolidated VIE	-	-	(1,454,621)
Gain on sale of securities	-	(8,097)	-
Impairment of securities	761,960	-	-
Loss (gain) on derivatives, net of cash paid	(170,031)	(17,618)	1,802,655
Restricted unit compensation expense	1,615,242	833,142	-
Bond premium/discount amortization	(320,382)	(153,922)	238,996
Amortization of deferred financing costs	2,324,535	1,862,509	1,622,789
Deferred income tax expense (benefit)	(400,000)	366,000	-
Change in preferred return receivable from unconsolidated entities	(2,922,158)	(718,701)	-
Changes in operating assets and liabilities, net of effect of acquisitions
(Increase) decrease in interest receivable	442,071	(1,762,344)	(2,452,084)
(Increase) decrease in other assets	245,564	(112,174)	(416,419)
Decrease in accounts payable and accrued expenses	73,267	(251,695)	(496,859)
Net cash provided by operating activities	17,139,527	15,231,531	19,387,418
Cash flows from investing activities:
Capital expenditures	(441,790)	(635,739)	(3,282,107)
Restructure and acquisition of interest rate derivative	-	-	(562,088)
Proceeds from sale of MF Properties	46,525,000	45,850,000	16,196,510
Proceeds from sale of land held for development	3,000,000	-	-
Proceeds from sale of discontinued operations	-	-	22,900,000
Proceeds from sale of mortgage revenue bond	-	9,295,000	-
Proceeds from the sale of MBS Securities	-	14,997,069	-
Cash realized from the bond exchange for the Suites on Paseo property	-	-	514,095
Acquisition of mortgage revenue bonds	(121,347,000)	(130,620,000)	(188,572,000)
Contributions to unconsolidated entities	(14,096,478)	(18,751,305)	-
Acquisition of MF Property	-	(9,882,800)	-
Restricted cash - debt collateral paid	(1,043,283)	(2,564,000)	(4,815,000)
Restricted cash - debt collateral released	5,038,371	4,429,019	7,522,959
Increase (decrease) in restricted cash	776,981	342,609	(16,004)
Acquisition of taxable mortgage revenue bonds	-	-	(500,000)
Principal payments received on mortgage revenue bonds	52,964,448	7,630,638	21,932,563
Principal payments received on taxable mortgage revenue bonds	1,565,455	551,162	153,821
Principal payments received on PHCs	5,979,738	2,014,120	963,526
Cash paid for land held for development and deposits on potential purchases	(381,066)	(100,000)	(2,889,400)
Advances on property loans	(2,712,816)	(8,414,215)	(11,208,763)
Principal payments received on property loans	2,667,276	2,806,056	2,958,415
Net cash used in investing activities	(21,505,164)	(83,052,386)	(138,703,473)
Cash flows from financing activities:
Distributions paid	(33,465,038)	(34,245,664)	(31,556,898)
Proceeds from the sale of redeemable Series A Preferred Units	53,631,000	40,869,000	-
Payment of offering costs related to the sale of redeemable Series A Preferred Units	(8,875)	(86,814)	-
Acquisition of interest rate derivatives	(556,017)	-	-
Repurchase of Beneficial Unit Certificates	(1,466,222)	(1,603,658)	-
Proceeds from the sale of Beneficial Unit Certificates	978,628	-	-
Payment of offering costs related to the sale of Beneficial Unit Certificates	(101,143)	-	-
Payment of tax withholding related to restricted unit awards	(400,607)	-	-
Distribution to noncontrolling interest	(76,316)	-	-
Proceeds from debt financing	144,100,000	173,302,645	293,205,000
Principal payments on debt financing	(81,773,730)	(129,465,032)	(182,132,712)
Principal payments on other secured financing	-	(7,500,000)	-
Principal borrowing on mortgages payable	-	7,500,000	-
Principal payments on mortgages payable	(15,952,005)	(17,997,186)	(8,415,981)
Principal borrowing on unsecured lines of credit	80,560,000	87,487,639	74,071,261
Principal payments on unsecured and secured lines of credit	(90,560,000)	(44,984,639)	(55,149,000)
Decrease in security deposit liability related to restricted cash	(227,029)	(44,984)	16,004
Deferred costs related to future equity raises	-	-	(169,667)
Debt financing and other deferred costs	(1,467,831)	(1,697,713)	(2,709,513)
Net cash provided by financing activities	53,214,815	71,533,594	87,158,494
Net increase (decrease) in cash and cash equivalents	48,849,178	3,712,739	(32,157,561)
Cash and cash equivalents at beginning of period	20,748,521	17,035,782	49,193,343
Cash and cash equivalents at end of period	$69,597,699	$20,748,521	$17,035,782

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,558,593	$15,175,628	$12,866,079
Cash paid during the period for income taxes	$5,890,835	$4,615,000	$-
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for Beneficial Unit Certificates and general partner	$8,423,803	$8,017,950	$8,759,343
Distributions declared but not paid for Series A Preferred Units	$692,917	$271,518	$-
Land contributed as investment in an unconsolidated entity	$3,091,023	$-	$-
Capital expenditures financed through accounts payable	$72,390	$46,528	$26,368
Deferred financing and equity issuance costs financed through accounts payable	$90,339	$234,372	$-
Liabilities assumed in the acquisition of MF Property	$-	$135,326	$-
Beneficial Unit Certificates surrendered for tax withholding liabilities on restricted units	$-	$153,306	$-
Exchange of Suites on Paseo assets held for the Suites on Paseo property	$-	$-	$42,665,912

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Company” or “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership expects and believes the interest earned on these mortgage revenue bonds is excludable from gross income for federal income tax purposes.  Thus, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which may or may not be financed by mortgage revenue bonds held by the Partnership.   The Partnership may acquire real estate securing its mortgage revenue bonds or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in mortgage revenue bonds issued to finance these properties or to operate the MF Property until its “highest and best use” can be determined by management.

The general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“Unitholders”). During 2017 and 2016, the Partnership issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) in private placements. The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership pursuant to a subscription agreement with five financial institutions (Note 21).

All disclosures of the number of units for properties related to mortgage revenue bonds, taxable MRBs and MF Properties are unaudited.

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes the Partnership and its consolidated subsidiaries. All intercompany transactions are eliminated. At December 31, 2017, the consolidated subsidiaries of the Partnership (“Consolidated Subsidiaries”) consist of:

•	ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the TEBS Financing (“M24 TEBS Financing”) with Freddie Mac.
•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the second TEBS financing (“M31 TEBS Financing”) with Freddie Mac.
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership created to hold MRBs to facilitate the third TEBS Financing (“M33 TEBS Financing”) with Freddie Mac.
•	ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, committed to loan money or provide equity for the development of multifamily properties.
•

One MF Property is owned by a wholly-owned corporation (“the Greens Hold Co”). The Greens Hold CO held a 99% limited partnership interest in the Northern View MF Property until its sale in March 2017. The Greens Hold Co held 100% ownership interest in the Eagle Village, Residences of DeCordova and Residences of Weatherford MF Properties until their sale in November 2017.

•	Two MF Properties are owned directly by the Partnership.

Prior to January 1, 2016, the Partnership has consolidated two variable interest entities (“VIE”), Bent Tree and Fairmont Oaks properties (the “Consolidated VIEs”), in the consolidated financial statements. The Partnership did not hold an ownership interest in the Consolidated VIEs but did own the MRBs that financed the Consolidated VIEs.  The Partnership was determined to be the primary beneficiary of these VIEs. The Consolidated VIEs are presented as discontinued operations for all periods presented and all significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Company’s consolidated financial statements reported in this Form 10-K include the financial position and results of operations of the Partnership and the Consolidated VIEs. The Consolidated VIEs were sold in the fourth quarter of 2015.

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

The Partnership re-evaluates VIEs at each reporting date based on events and circumstances at the VIEs.  As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.

The General Partner does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) impacts the Partnership’s status as a partnership for federal income tax purposes or the status of Unitholders as partners of the Partnership, the treatment of the MRBs on the properties owned by Consolidated VIEs as debt, the nature of the interest payments, which it believes to be tax-exempt, received on the MRBs secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to Unitholders on IRS Form K-1.

The unallocated deficit of the Consolidated VIEs consists of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the Consolidated VIEs and the Consolidated VIEs’ net losses subsequent to that date are not allocated to the General Partner and Unitholders as such activity is not contemplated by, or addressed in, the First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as amended (the “Amended and Restated LP Agreement”).

The Partnership sold its variable interests in Bent Tree and Fairmont Oaks (the Consolidated VIEs) in the fourth quarter of 2015. The sale of the Consolidated VIEs met the criteria for discontinued operations presentation and have been classified as such in the Company’s consolidated financial statements for all periods presented. The gains and results of operations of the Consolidated VIEs are reported as part of the discontinued operations in net income for the year ended December 31, 2015 (see Notes 14).

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

Concentration of Credit Risk

The Partnership maintains the majority of its unrestricted cash balances at three financial institutions.  The balances insured by the Federal Deposit Insurance Corporation are equal to $250,000 at each institution.  At various times the cash balances exceeded the $250,000 limit.  The Partnership is also exposed to risk on its short-term investments in the event of non-performance by counterparties.  The Partnership does not anticipate any non-performance.  This risk is minimized significantly by the Partnership’s portfolio being restricted to investment grade securities.

Restricted Cash

Restricted cash is legally restricted to use and is comprised of resident security deposits, required maintenance reserves, escrowed funds, and property rehabilitation.  In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities and the Partnership’s interest rate derivatives.

Investments in Mortgage Revenue Bond, Taxable Mortgage Revenue Bonds and Bond Purchase Commitments

The Partnership accounts for its investments in MRBs, taxable MRBs and bond purchase commitments under the guidance for accounting for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale securities and are reported at estimated fair value. The net unrealized gains or losses on these investments is reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 25 for a description of the Partnership’s methodology for estimating fair value of mortgage revenue bonds, taxable MRBs and bond purchase commitments.

The Partnership periodically reviews each of its MRBs, taxable MRBs and bond purchase commitments for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary based on various factors including:

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

The recognition of other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the consolidated financial statements. If the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. There were no impairment charges reported by the Partnership related to MRBs, taxable MRBs or bond purchase commitments during the years ended December 31, 2017, 2016 and 2015.

The Partnership owns some MRBs which were purchased at a discount or premium. The discount or premium on an investment is amortized on an effective yield method over the term of the related MRB and is recognized as investment income in the current period.

The Partnership eliminates the MRBs and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with implementation of the consolidation guidance for VIEs.

Investment in PHC Certificates and MBS Securities

The Partnership accounts for its investments in PHC Certificates under the guidance for accounting for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale securities and are reported at estimated fair value. The net unrealized gains or losses on these investments is reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the underlying contractual payments, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 25 for a description of the Partnership’s methodology for estimating fair value for the PHC Certificates and MBS Securities. The Partnership sold its remaining MBS Securities in the first quarter of 2016.

The Partnership periodically reviews the PHC Certificates and MBS Securities for impairment. The Partnership evaluates whether a decline in the fair value of the investments is below its amortized cost is other-than temporary. Factors considered are:

•	The duration and severity of the decline in fair value,
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers,
•	Downgrade in the security’s rating by S&P, and
•	Volatility of the fair value of the security.

See Note 7 for information on recognized impairment of the PHC Certificates.

The PHC Certificate Trust I was purchased at a premium and PHC Certificate Trusts II and III were purchased at a discount. The discount or premium on an investment is amortized on an effective yield method over the term of the related PHC Certificate and is recognized as investment income in the current period.

Real Estate Assets

The Partnership’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily, student housing, and senior citizen residential apartment buildings and five to 15 years on capital improvements. Depreciation expenses is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while improvements, renovations, and replacements are capitalized. The Partnership also holds land held for investment and development which is reported at cost. The Partnership recognizes gains and losses equal to the difference between proceeds on sale and the net carrying value of the assets at the date of disposition.

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

Investment in Unconsolidated Entities

The Partnership makes initial investments in and is committed to invest, through ATAX Vantage Holdings, LLC, in certain limited liability companies (“Vantage Properties”). ATAX Vantage Holdings, LLC holds a limited membership interest in the Vantage Properties. The investments will be used to construct multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and accounts for its limited partnership interest under the equity method of accounting.  The Partnership earns a return on its investment that is guaranteed by an unrelated third party.  The term of third-party guarantee is from initial investment date through the second anniversary of construction completion. Due to the third-party guarantee provided, cash flows are expected to be sufficient to pay the Partnership its earned return. As a result, the Partnership records the return on the investment earned as investment income in the Partnership’s consolidated statements of operations (Note 10).

The Partnership reviews its investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary includes, but is not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity that justifies the carrying amount of the investment, or, where applicable, estimated sales proceeds that are insufficient to recover the carrying amount of the investment. The Partnership’s assessment as to whether any decline in value is other than temporary is based on its ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered other than temporary, an impairment charge is recorded equal to the excess of the carrying value over the estimated fair value of the investment.

Property Loans, Net of Loan Loss Allowance

The Partnership invests in taxable property loans made to the owners of certain multifamily properties. Most of the property loans are with multifamily properties that secure MRBs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and is reported within other interest income on the consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. The repayment of these taxable property loans is dependent largely on the value of the property or its cash flows that collateralize the loans.  The Partnership periodically evaluates these loans for potential losses by estimating the fair value of the property that collateralizes the loans and comparing the fair value to the outstanding MRBs or senior financing plus the Partnership’s property loans.  The Partnership utilizes a discounted cash flow model (“DCF”) that considers varying assumptions.  The DCF analysis may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the property, after deducting the amortized cost basis of the MRB or senior financing, exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment. See Note 11 for additional information on the Partnership’s loan loss allowances.

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

Accounting for TEBS, Term A/B and TOB Financing Arrangements

The Partnership has evaluated the accounting guidance related its TOB, Term TOB, Term A/B and TEBS Financings and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as secured financing transactions.  More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset.  This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets. The financing agreements contain certain provisions that allow the Partnership to unilaterally cause the holder to return the securitized assets, other than through a cleanup call. Based on these terms, the Partnership has concluded that it has not transferred effective control over the transferred assets and, as such, the transactions do not meet the conditions to de-recognize the transferred assets.

In addition, the Partnership has evaluated the securitization trusts associated with the TOB, Term TOB, Term A/B and TEBS Financings in accordance with guidance on consolidation of VIEs. See Note 5 for the consolidation analysis related to these secured financing arrangements. The Partnership is deemed to be the primary beneficiary of these securitization trusts and consolidates the assets, liabilities, income and expenses of the securitization trusts in the Partnership’s consolidated financial statements.

Deferred Financing Costs

Debt financing costs are capitalized and amortized utilizing the effective interest method through either the stated maturity or the optional redemption of the related debt financing agreement. Debt financing costs associated with revolving line of credit arrangements are reported within other assets on the consolidated balance sheets. Debt financing costs for other debt financings are reported as reductions to the carrying value of the related debt financings on the consolidated balance sheets.

Bond issuance costs are capitalized and amortized utilizing the effective interest method over the stated maturity of the related MRBs. Bond issuance costs are reported as an adjustment to the carrying cost of the related MRB on the consolidated balance sheets.

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

Deferred income tax expense, or benefit, is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes such as depreciation, amortization of financing costs, etc.) and the utilization of tax net operating losses (“NOL”) generated in prior years that had been previously recognized as deferred income tax assets. The Partnership fully utilized its NOL carryforwards during 2016. The Partnership values its deferred tax assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse, and reflects changes to enacted rates contained in the Tax Cuts and Jobs Act of 2017 that was signed into law in December 2017. The Partnership records a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred income tax expense.

Revenue Recognition on Investments in Mortgage Revenue Bonds

The interest income received by the Partnership from its MRBs is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing MRBs is recognized as it is earned. Base interest income on MRBs not fully performing is recognized as it is received. Past due base interest on MRBs previously not fully performing is recognized as it is received. The Partnership reinstates the accrual of base interest once the MRBs’ ability to perform is adequately demonstrated. Base interest income related to tax-exempt and taxable MRBs are disclosed within investment income and other interest income, respectively, on the consolidated statements of operations. Certain MRBs contain contingent interest provisions that generate excess available cash flow. Contingent interest income is recognized when realized or realizable.  Past due contingent interest on MRBs, which are or were previously not fully performing, is recognized when realized or realizable.  At December 31, 2017 and 2016, the Partnership’s MRBs were fully performing as to their base interest.

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

Derivative Instruments and Hedging Activities

The Partnership reports all derivative instrument assets or liabilities in the consolidated balance sheets at fair value. The Partnership’s derivative instruments are not designated as hedging instruments and changes in fair value are recognized in the consolidated statements of operations as interest expense.  The Partnership is exposed to loss should a counterparty to its derivative instruments default.  The Partnership does not anticipate non-performance by any counterparty.

Redeemable Series A Preferred Units

The Partnership has issued Series A Preferred Units, which represent limited partnership interests in the Partnership, to various financial institutions.  The Series A Preferred Units are recorded as mezzanine equity due to the holders’ redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. In addition, the costs of issuing the Series A Preferred Units are netted against the carrying value and amortized to the first redemption date (Note 21).

Beneficial Unit Certificates (“BUCs”)

The Partnership has issued BUCs representing assigned limited partnership interests to investors. Costs related to the issuance of BUCs are recorded as a reduction to partners’ capital when issued.

Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”), as approved by the Unitholders in September 2015, permits the grant of Restricted Unit Awards (“RUA” or “RUAs”) and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to up to three years. RUAs currently provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control or upon death or disability of the Participant. The Partnership accounts for forfeitures when they occur.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The Partnership accounts for modifications to RUAs as they occur if the fair value of the RUAs change, there are changes to vesting conditions or the awards no longer qualify for equity classification.

Net Income per BUC

The Partnership uses the two-class method to allocate net income available to BUCs and the unvested Restricted Units as the Restricted Units are participating securities. Unvested Restricted Units are included with BUCs for the calculation of diluted net income per BUC using the treasury stock method, if the treasury stock method is more dilutive than the two-class method.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates and assumptions include those used in determining investment valuations, investment impairments, impairment of real estate assets, allocation of the purchase price for acquisition accounting and allowances for loan losses.

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08. The ASU requires that premiums on purchased callable debt securities be amortized as a yield adjustment to the earliest call date. Previously, premiums were required to be amortized as a yield adjustment to maturity. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Partnership has determined adoption of the standard will not have a material impact on the consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows; Restricted Cash.” The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU also requires certain disclosure regarding the nature of restrictions on cash balances. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2017 and is applied retrospectively. The Partnership has determined adoption of the standard will not have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The ASU clarifies the presentation of cash receipts and cash payments related to certain transactions. The ASU is effective for the Partnership for fiscal years beginning after December 15, 2017 and is applied retrospectively. The Partnership has determined adoption of the standard will not have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The ASU requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU offers specific accounting guidance for embedded lease arrangements, lease terms and incentives, sale-leaseback agreements, and related disclosures. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Partnership has performed a preliminary assessment of its lessor and lessee leasing arrangements. Lessor arrangements with tenants at the MF Properties are not expected to be materially impacted by adoption of the standard as substantially all leases are for terms of 12 months or less. The Partnership has four lessee arrangements for which it is assessing the quantitative and qualitative impact of the standard. The Partnership has not elected early adoption of the standard and is currently evaluating the impact this standard will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10).” The ASU simplifies and clarifies the recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2017. The Partnership has determined adoption of the standard will not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016, the FASB issued ASU Nos. 2016-10, 2016-12 and 2016-20 that provide additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements. The Partnership expects to use the modified retrospective transition method and will adopt the standard effective January 1, 2018. The Partnership has completed an assessment of its revenue streams and performance obligations and is currently evaluating the quantitative and qualitative impacts of the new standard on the business. The Partnership has determined that revenues within investment income, contingent interest income, other interest income are not within the scope of this standard. Furthermore, the majority of property revenues are within the scope of the Lease ASU and outside the scope of the Revenue ASU. The Partnership believes the new standard will only impact property revenues related to non-lease revenue streams, other income, and certain provisions that apply to gains on sale of real estate assets. The impact to non-lease revenue streams within the scope of this standard is immaterial to the consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05. The ASU eliminates guidance specific to real estate sales in Accounting Standards Codification 360-20. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Partnership has determined adoption of the standard will not have a material impact on the consolidated financial statements.

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

Cash distributions are currently made on a quarterly basis. AFCA 2 can elect to make distributions on a monthly or semi-annual basis. On each distribution date, Net Interest Income (Tier 1) is distributed 99% to the limited partners and Unitholders as a class and 1% to AFCA 2. Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2) representing contingent interest up to 0.9% per annum of the principal amount of the MRBs on a cumulative basis are distributed 75% to the limited partners and Unitholders as a class and 25% to AFCA 2. Net Interest Income (Tier 3) and Net Residual Proceeds (Tier 3) received by the Partnership in excess of any contingent interest included in Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2) are distributed 100% to the limited partners and Unitholders as a class.

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2017, 2016, and 2015 were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Cash distributions	$0.5000	$0.5000	$0.5000

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities. There were no dilutive Units for the years ended December 31, 2017, 2016 and 2015.

5. Variable Interest Entities

Consolidated VIEs

The capital structure of Bent Tree and Fairmont Oaks (the “Consolidated VIEs”) consisted of senior debt, subordinated debt, and equity capital. The senior debt was in the form of a MRB and accounts for the majority of the total capital of each VIE. As the bondholder, the Partnership was entitled to principal and interest payments and has certain protective rights as established by the MRB documents. The equity ownership in these entities is ultimately held by corporations which are owned by three individuals, one of which is a related party to the Partnership. Additionally, each of these properties was managed by an affiliate of the Partnership, Properties Management, which is an affiliate of Burlington.

The Partnership determined it was the primary beneficiary of the Consolidated VIEs. The Consolidated VIEs were sold in the fourth quarter of 2015 with the gains and results of operations of the Consolidated VIEs reported as part of the discontinued operations in net income for all periods presented. No net income or loss from these properties’ operations or sale accrued to the Unitholders or the General Partner during 2017, 2016 and 2015.

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

As the primary beneficiary, the Partnership reports the TOB Trusts, Term A/B Trusts and TEBS Financings on a consolidated basis. The Partnership reports the senior floating-rate participation interests (“SPEARS”) related to the TOB Trusts and the Class A Certificates for both the Term A/B Trusts and TEBS Financings as secured debt financings on the consolidated balance sheets (Note 17). The MRBs secured by the TOB Trusts, Term A/B Trusts and TEBS Financings are reported as assets on the consolidated balance sheets (Note 6).

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the consolidated financial statements.

The Partnership held variable interest in 23 and 20 non-consolidated VIEs at December 31, 2017 and 2016, respectively. The following table summarizes the Partnerships variable interests in these entities at December 31, 2017 and 2016:

	Maximum Exposure to Loss
	December 31, 2017	December 31, 2016
Mortgage revenue bonds	$146,344,195	$137,921,000
Property loans	15,824,613	16,476,073
Investment in unconsolidated entities	39,608,927	19,470,006
	$201,777,735	$173,867,079

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns at December 31, 2017 and 2016. The difference between a MRB’s carrying value on the consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans at December 31, 2017 and 2016 is equal to the unpaid principal balance plus accrued interest. The difference between a property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been recorded against the property loans.

6. Investments in Mortgage Revenue Bonds

The Partnership owns MRBs that were issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the MRBs do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the MRBs. The MRBs are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the MRBs is the net cash flow or the sale or refinancing proceeds from the properties. Each MRB is collateralized by a mortgage on all real and personal property included in the related property. The MRBs bear interest at a fixed rate and two of the mortgage revenue bonds provide for the payment of additional contingent interest that is payable from available net cash flow generated by the related property.

The following tables present information regarding the mortgage revenue bonds owned by the Partnership as of December 31, 2017 and 2016:

	December 31, 2017
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$1,226,192	$-	$17,684,192
Glenview Apartments - Series A (4)	CA	4,627,228	523,464	-	5,150,692
Harmony Court Bakersfield - Series A (2)	CA	3,730,000	430,637	-	4,160,637
Harmony Terrace - Series A & B (2)	CA	14,300,000	871,221	-	15,171,221
Harden Ranch - Series A (3)	CA	6,845,985	1,182,914	-	8,028,899
Las Palmas II - Series A & B (2)	CA	3,465,000	193,418	-	3,658,418
Montclair Apartments - Series A (4)	CA	2,506,828	398,840	-	2,905,668
San Vicente - Series A & B (2)	CA	5,320,000	309,038	-	5,629,038
Santa Fe Apartments - Series A (4)	CA	3,036,928	535,673	-	3,572,601
Seasons at Simi Valley - Series A (2)	CA	4,366,195	807,864	-	5,174,059
Seasons Lakewood - Series A & B (2)	CA	12,610,000	884,537	-	13,494,537
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	1,233,570	-	20,182,570
Summerhill - Series A & B (2)	CA	9,795,000	738,806	-	10,533,806
Sycamore Walk - Series A (2)	CA	3,632,000	490,314	-	4,122,314
The Village at Madera - Series A & B (2)	CA	4,804,000	355,303	-	5,159,303
Tyler Park Townhomes - Series A (3)	CA	5,965,475	807,688	-	6,773,163
Westside Village Market - Series A (3)	CA	3,898,427	568,423	-	4,466,850
Lake Forest (1)	FL	8,505,000	1,579,885	-	10,084,885
Brookstone (1)	IL	7,450,595	2,017,019	-	9,467,614
Copper Gate Apartments (3)	IN	5,100,000	778,339	-	5,878,339
Renaissance - Series A (4)	LA	11,239,441	2,096,328	-	13,335,769
Live 929 Apartments (2)	MD	40,573,347	3,710,942	-	44,284,289
Woodlynn Village (1)	MN	4,267,000	44,428	-	4,311,428
Greens Property - Series A (3)	NC	8,126,000	1,113,852	-	9,239,852
Silver Moon - Series A (4)	NM	7,879,590	1,140,448	-	9,020,038
Ohio Properties - Series A (1)	OH	14,113,000	788,199	-	14,901,199
Bridle Ridge (1)	SC	7,465,000	1,199	-	7,466,199
Columbia Gardens (2)	SC	13,396,856	1,413,831	-	14,810,687
Companion at Thornhill Apartments (2)	SC	11,404,758	1,284,441	-	12,689,199
Cross Creek (1)	SC	6,136,553	2,850,344	-	8,986,897
The Palms at Premier Park Apartments (3)	SC	19,238,297	2,712,429	-	21,950,726
Village at River's Edge (2)	SC	10,000,000	1,182,706	-	11,182,706
Willow Run (2)	SC	13,212,587	1,391,536	-	14,604,123
Arbors at Hickory Ridge (3)	TN	11,342,234	1,693,626	-	13,035,860
Pro Nova 2014-1 (2)	TN	10,038,889	133,878	-	10,172,767
Avistar at Copperfield - Series A (2)	TX	10,000,000	628,644	-	10,628,644
Avistar at the Crest - Series A (3)	TX	9,456,384	1,187,142	-	10,643,526
Avistar at the Oaks - Series A (3)	TX	7,635,895	938,465	-	8,574,360
Avistar at the Parkway - Series A (4)	TX	13,233,665	932,753	-	14,166,418
Avistar at Wilcrest - Series A (2)	TX	3,775,000	125,170	-	3,900,170
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,865,826	-	33,715,826
Avistar in 09 - Series A (3)	TX	6,593,300	716,944	-	7,310,244
Avistar on the Boulevard - Series A (3)	TX	16,109,972	1,947,465	-	18,057,437

	December 31, 2017
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Avistar on the Hills - Series A (3)	TX	5,275,623	648,383	-	5,924,006
Bella Vista (1)	TX	6,295,000	42,718	-	6,337,718
Bruton Apartments (2)	TX	18,051,775	3,042,939	-	21,094,714
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,759,654	-	21,944,654
Concord at Little York - Series A (2)	TX	13,440,000	1,999,572	-	15,439,572
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,994,839	-	23,814,839
Crossing at 1415 - Series A (2)	TX	7,540,000	634,091	-	8,174,091
Decatur Angle (2)	TX	22,794,912	2,985,955	-	25,780,867
Heights at 515 - Series A (2)	TX	6,903,000	580,522	-	7,483,522
Heritage Square - Series A (4)	TX	11,063,027	993,609	-	12,056,636
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	915,705	-	18,757,705
Runnymede (1)	TX	10,150,000	79,514	-	10,229,514
Southpark (1)	TX	11,693,138	2,960,294	-	14,653,432
Vantage at Judson -Series B (4)	TX	26,133,557	3,117,969	-	29,251,526
15 West Apartments (2)	WA	9,797,833	1,839,648	-	11,637,481
Mortgage revenue bonds held in trust		$639,438,294	$71,429,153	$-	$710,867,447

(1) Bonds owned by ATAX TEBS I, LLC (M24 TEBS), see Note 17

(2) Bond held by Deutsche Bank in a secured financing transaction, see Note 17

(3) Bonds owned by ATAX TEBS II, LLC (M31 TEBS), see Note 17

(4) Bonds owned by ATAX TEBS III, LLC (M33 TEBS), see Note 17

	December 31, 2017
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montecito at Williams Ranch Apartments - Series A & B	CA	$12,471,000	$1,111,807	$-	$13,582,807
Seasons at Simi Valley - Series B	CA	1,944,000	-	(466)	1,943,534
Sycamore Walk - Series B	CA	1,815,000	-	(151)	1,814,849
Vineyard Gardens - Series A & B	CA	6,841,000	-	-	6,841,000
Greens Property - Series B	NC	937,399	193,991	-	1,131,390
Ohio Properties - Series B	OH	3,536,060	149,630	-	3,685,690
Rosewood Townhomes - Series A & B	SC	9,750,000	-	-	9,750,000
South Pointe Apartments - Series A & B	SC	22,700,000	-	-	22,700,000
Avistar at Copperfield - Series B	TX	4,000,000	13,514	-	4,013,514
Avistar at the Crest - Series B	TX	749,455	58,871	-	808,326
Avistar at the Oaks - Series B	TX	548,202	41,286	-	589,488
Avistar at the Parkway - Series B	TX	124,861	30,715	-	155,576
Avistar at Wilcrest - Series B	TX	1,550,000	5,306	-	1,555,306
Avistar at Wood Hollow - Series B	TX	8,410,000	30,276	-	8,440,276
Avistar in 09 - Series B	TX	452,217	28,675	-	480,892
Avistar on the Boulevard - Series B	TX	445,328	33,232	-	478,560
Mortgage revenue bonds held by the Partnership		$76,274,522	$1,697,303	$(617)	$77,971,208

	December 31, 2016
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Glenview Apartments - Series A (4)	CA	$4,670,000	$132,402	$-	$4,802,402
Harmony Terrace - Series A & B (2)	CA	14,300,000	-	-	14,300,000
Harden Ranch - Series A (3)	CA	6,912,535	369,738	-	7,282,273
Montclair Apartments - Series A (4)	CA	2,530,000	108,608	-	2,638,608
Santa Fe Apartments - Series A (4)	CA	3,065,000	177,093	-	3,242,093
Seasons at Simi Valley - Series A (2)	CA	4,376,000	308,335	-	4,684,335
Sycamore Walk - Series A (2)	CA	3,632,000	130,431	-	3,762,431
Tyler Park Townhomes - Series A (3)	CA	6,024,120	237,582	-	6,261,702
Westside Village Market - Series A (3)	CA	3,936,750	102,641	-	4,039,391
Lake Forest (1)	FL	8,639,000	899,694	-	9,538,694
Ashley Square (1)	IA	5,039,000	338,556	-	5,377,556
Brookstone (1)	IL	7,462,678	1,457,340	-	8,920,018
Copper Gate Apartments (3)	IN	5,145,000	528,855	-	5,673,855
Renaissance - Series A (4)	LA	11,348,364	826,369	-	12,174,733
Live 929 Apartments (2)	MD	40,687,425	3,587,993	-	44,275,418
Woodlynn Village (1)	MN	4,310,000	294,976	-	4,604,976
Greens Property - Series A (3)	NC	8,210,000	844,585	-	9,054,585
Silver Moon - Series A (4)	NM	7,933,259	465,382	-	8,398,641
Ohio Properties - Series A (1)	OH	14,215,000	2,327,468	-	16,542,468
Bridle Ridge (1)	SC	7,535,000	517,881	-	8,052,881
Columbia Gardens (2)	SC	15,214,223	-	(927,030)	14,287,193
Companion at Thornhill Apartments (2)	SC	11,500,000	645,552	-	12,145,552
Cross Creek (1)	SC	6,122,312	2,655,730	-	8,778,042
The Palms at Premier Park Apartments (3)	SC	19,826,716	1,784,386	-	21,611,102
Willow Run (2)	SC	15,214,085	-	(917,852)	14,296,233
Arbors at Hickory Ridge (3)	TN	11,461,719	891,274	-	12,352,993
Pro Nova 2014-1 (2)	TN	10,041,924	685,576	-	10,727,500
Avistar at Chase Hill - Series A (3)	TX	9,844,994	589,023	-	10,434,017
Avistar at the Crest - Series A (3)	TX	9,549,644	753,267	-	10,302,911
Avistar at the Oaks - Series A (3)	TX	7,709,040	563,138	-	8,272,178
Avistar at the Parkway - Series A (4)	TX	13,300,000	-	(78,749)	13,221,251
Avistar in 09 - Series A (3)	TX	6,656,458	359,562	-	7,016,020
Avistar on the Boulevard - Series A (3)	TX	16,268,850	1,283,272	-	17,552,122
Avistar on the Hills - Series A (3)	TX	5,326,157	423,496	-	5,749,653
Bella Vista (1)	TX	6,365,000	500,162	-	6,865,162
Bruton Apartments (2)	TX	18,145,000	349,886	-	18,494,886
Concord at Gulfgate - Series A (2)	TX	19,185,000	1,200,246	-	20,385,246
Concord at Little York - Series A (2)	TX	13,440,000	1,044,752	-	14,484,752
Concord at Williamcrest - Series A (2)	TX	20,820,000	1,302,534	-	22,122,534
Crossing at 1415 - Series A (2)	TX	7,590,000	-	(45,555)	7,544,445
Decatur Angle (2)	TX	22,950,214	-	(290,985)	22,659,229
Heights at 515 - Series A (2)	TX	6,435,000	-	(38,623)	6,396,377
Heritage Square - Series A (4)	TX	11,161,330	905,455	-	12,066,785
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	-	-	17,842,000
Runnymede (1)	TX	10,250,000	774,285	-	11,024,285

	December 31, 2016
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Southpark (1)	TX	11,751,861	3,286,203	-	15,038,064
Vantage at Harlingen - Series B (4)	TX	24,529,580	917,720	-	25,447,300
Vantage at Judson -Series B (4)	TX	26,356,498	1,658,508	-	28,015,006
15 West Apartments (2)	WA	9,850,000	1,584,281	-	11,434,281
Mortgage revenue bonds held in trust		$554,678,736	$37,814,237	$(2,298,794)	$590,194,179

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

See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

Bond Activity in 2017

Acquisitions:

Property Name	Month Acquired	Property Location	Units (Unaudited)	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Avistar at Copperfield - Series A	February	Houston, TX	192	5/1/2054	5.75%	$10,000,000
Avistar at Copperfield - Series B	February	Houston, TX	192	6/1/2054	12.00%	4,000,000
Avistar at Wilcrest - Series A	February	Houston, TX	88	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	February	Houston, TX	88	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A	February	Austin, TX	409	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	February	Austin, TX	409	6/1/2054	12.00%	8,410,000
Montecito at Williams Ranch Apartments - Series A	September	Salinas, CA	132	10/1/2034	5.50%	7,690,000
Montecito at Williams Ranch Apartments - Series B	September	Salinas, CA	132	10/1/2019	5.50%	4,781,000
Village at River's Edge (1)	November	Columbia, SC	124	6/1/2033	6.00%	10,000,000
Rosewood Townhomes - Series A	December	Goose Creek, SC	100	7/1/2055	5.75%	9,280,000
Rosewood Townhomes - Series B	December	Goose Creek, SC	100	8/1/2055	12.00%	470,000
South Pointe Apartments - Series A	December	Hanahan, SC	256	7/1/2055	5.75%	21,600,000
South Pointe Apartments - Series B	December	Hanahan, SC	256	8/1/2055	12.00%	1,100,000
Vineyard Gardens - Series A	December	Oxnard, CA	62	1/1/2035	5.50%	3,995,000
Vineyard Gardens - Series B	December	Oxnard, CA	62	1/1/2020	5.50%	2,846,000
						$121,347,000

(1) Previously reported bond purchase commitment that converted to a mortgage revenue bond in November 2017

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest.

Property Name	Month Redeemed	Property Location	Units (Unaudited)	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Harmony Court Bakersfield - Series B	August	Bakersfield, CA	96	12/1/2018	5.50%	$1,997,000
Vantage at Harlingen - Series B	October	San Antonio, TX	288	9/1/2053	6.00%	24,363,221
Ashley Square	November	Des Moines, IA	144	12/1/2025	6.25%	4,982,000
Avistar at Chase Hill - Series A	November	San Antonio, TX	232	3/1/2050	6.00%	9,757,084
Avistar at Chase Hill - Series B	November	San Antonio, TX	232	4/1/2050	9.00%	953,278
Crossing at 1415 - Series B	November	San Antonio, TX	112	1/1/2053	12.00%	335,000
						$42,387,583

Upon redemption of the Vantage at Harlingen – Series B, the Partnership realized additional income for the early redemption of the MRB of approximately $424,000. The additional income is reported within other income on the consolidated statements of operations.

Upon redemption of the Avistar at Chase Hill MRBs, the Partnership realized additional income for the early redemption of the MRB of approximately $200,000. The additional income is reported within other income on the consolidated statements of operations. The Partnership also realized additional interest related to the redemption of the Avistar at Chase Hill - Series B MRB of approximately $101,000. The additional interest income is reported within investment income on the consolidated statements of operations.

Upon redemption of the Ashley Square MRB, the Partnership realized contingent interest income of approximately $2.9 million.

Restructuring:

In December 2017, the Heights at 515 MRBs were restructured. The $510,000 of principal outstanding on the Heights at 515 - Series B MRB was collapsed into the Series A MRB and the Series B MRB was eliminated. No cash was paid or received on restructuring. The terms of the Series B MRB that was eliminated are as follows:

Property Name	Month Restructured	Property Location	Units (Unaudited)	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Restructuring
Heights at 515 - Series B	November	San Antonio, TX	97	1/1/2053	12.00%	$510,000

Bond Activity in 2016

Acquisitions:

Property Name	Month Acquired	Property Location	Units (Unaudited)	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Companion at Thornhill Apartments	January	Lexington, SC	178	1/1/2052	5.80%	$11,500,000
Las Palmas II - Series A	September	Coachella, CA	81	11/1/2033	5.00%	1,695,000
Las Palmas II - Series B	September	Coachella, CA	81	11/1/2018	5.50%	1,770,000
San Vicente - Series A	September	Soledad, CA	50	11/1/2033	5.00%	3,495,000
San Vicente - Series B	September	Soledad, CA	50	11/1/2018	5.50%	1,825,000
Harmony Court Bakersfield - Series A	November	Bakersfield, CA	96	12/1/2033	5.00%	3,730,000
Harmony Court Bakersfield - Series B	November	Bakersfield, CA	96	12/1/2018	5.50%	1,997,000
Summerhill - Series A	November	Bakersfield, CA	128	12/1/2033	5.00%	6,423,000
Summerhill - Series B	November	Bakersfield, CA	128	12/1/2018	5.50%	3,372,000
The Village at Madera - Series A	November	Madera, CA	75	12/1/2033	5.00%	3,085,000
The Village at Madera - Series B	November	Madera, CA	75	12/1/2018	5.50%	1,719,000
15 West Apartments (1)	December	Vancouver, WA	120	7/1/2054	6.25%	9,850,000
Courtyard Apartments - Series A	December	Fullerton, CA	108	12/1/2033	5.00%	10,230,000
Courtyard Apartments - Series B	December	Fullerton, CA	108	12/1/2018	5.50%	6,228,000
Harmony Terrace - Series A	December	Simi Valley, CA	136	1/1/2034	5.00%	6,900,000
Harmony Terrace - Series B	December	Simi Valley, CA	136	1/1/2019	5.50%	7,400,000
Oaks at Georgetown - Series A	December	Georgetown, TX	192	1/1/2034	5.00%	12,330,000
Oaks at Georgetown - Series B	December	Georgetown, TX	192	1/1/2019	5.50%	5,512,000
Seasons Lakewood - Series A	December	Lakewood, CA	85	1/1/2034	5.00%	7,350,000
Seasons Lakewood - Series B	December	Lakewood, CA	85	1/1/2019	5.50%	5,260,000
Seasons San Juan Capistrano - Series A	December	San Juan Capistrano, CA	112	1/1/2034	5.00%	12,375,000
Seasons San Juan Capistrano - Series B	December	San Juan Capistrano, CA	112	1/1/2019	5.50%	6,574,000
						$130,620,000

(1) Previously reported bond purchase commitment that converted to a mortgage revenue bond in December 2016

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest.

Property Name	Month Redeemed	Property Location	Units (Unaudited)	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Glenview Apartments - Series B	May	Cameron, CA	88	12/1/2016	8.00%	$2,053,000
Montclair Apartments - Series B	May	Lemoore, CA	80	12/1/2016	8.00%	928,000
Santa Fe Apartments - Series B	May	Hesperia, CA	89	12/1/2016	8.00%	1,671,000
Heritage Square - Series B	May	Edinburg, TX	204	10/1/2051	12.00%	520,000
						$5,172,000

Restructurings:

During 2016, six of the Partnership’s MRBs relating to three properties were restructured. For each property, the Series B mortgage revenue bond was redeemed, and the outstanding principal balance was added to the outstanding principal on the Series A MRBs. No cash was paid or received on restructuring. The terms of the three Series MRBs that were redeemed are as follows: The terms of the mortgage revenue bond after restructuring is as follows:

Property Name	Month Restructured	Property Location	Units (Unaudited)	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Restructuring
Concord at Gulfgate - Series B	August	Houston, TX	288	3/1/2032	12.00%	$2,125,000
Concord at Little York - Series B	August	Houston, TX	276	3/1/2032	12.00%	960,000
Concord at Williamcrest - Series B	August	Houston, TX	288	3/1/2032	12.00%	2,800,000

Sales:

During 2016, the Partnership sold the Pro Nova 2014-2 MRB at a price that approximated the MRB’s carrying value plus accrued interest. The Partnership used approximately $8.4 million of the proceeds from the sale to pay in full and collapse the Term TOB Trust securitizing this MRB (Note 17). The terms of the Pro Nova 2014-2 MRB redeemed are as follows:

Property Name	Month Exchanged	Property Location	Units (Unaudited)	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Exchange
Pro Nova - 2014B (1)	March	Knoxville, TN	-	5/1/2025	5.25%	$9,295,000

(1) This is a commercial property. Accordingly, unit information is not applicable.

Geographic Concentrations

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States with significant concentrations in Texas, California and South Carolina. At December 31, 2017, and 2016, the concentration in Texas as a percentage of principal outstanding was approximately 44% and 45%, respectively. At December 31, 2017, and 2016, the concentration in California as a percentage of principal outstanding was approximately 20% and 20%, respectively. At December 31, 2017, and 2016, the concentration in South Carolina as a percentage of principal outstanding was approximately 16% and 12%, respectively.

The following tables represent a description of certain terms of the Partnership’s MRBs at December 31, 2017, and 2016:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2017
15 West Apartments - Series A (2)	2016	Vancouver, WA	7/1/2054	6.25%	$9,797,833
Arbors at Hickory Ridge (3)	2012	Memphis, TN	1/1/2049	6.25%	11,237,041
Avistar at Copperfield - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	10,000,000
Avistar at Copperfield - Series B	2017	Houston, TX	6/1/2054	12.00%	4,000,000
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	16,109,972
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,456,384
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,194,783
Avistar at the Oaks - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,635,895
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,593,300
Avistar on the Hills - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,275,623
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	1,000,419
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	13,233,665
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	124,861
Avistar at Wilcrest - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	2017	Houston, TX	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A (2)	2017	Austin, TX	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	2017	Austin, TX	6/1/2054	12.00%	8,410,000
Bella Vista (1)	2006	Gainesville, TX	4/1/2046	6.15%	6,295,000
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,465,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,979,174
Bruton (2)	2014	Dallas, TX	8/1/2054	6.00%	18,051,775
Columbia Gardens (2)	2015	Columbia, SC	12/1/2050	5.50%	13,193,000
Companion at Thornhill Apartments (2)	2016	Lexington, SC	1/1/2052	5.80%	11,404,758
Concord at Gulfgate - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	19,185,000
Concord at Little York - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	13,440,000
Concord at Williamcrest - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	20,820,000
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,100,000
Courtyard Apartments - Series A (2)	2016	Fullerton, CA	12/1/2033	5.00%	10,230,000
Courtyard Apartments - Series B (2)	2016	Fullerton, CA	12/1/2018	8.00%	6,228,000
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	8,168,529
Crossing at 1415 - Series A (2)	2015	San Antonio, TX	12/1/2052	6.00%	7,540,000
Decatur Angle (2)	2014	Fort Worth, TX	1/1/2054	5.75%	22,794,912
Glenview - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,627,228
Greens of Pine Glen - Series A (3)	2012	Durham, NC	10/1/2047	6.50%	8,126,000
Greens of Pine Glen - Series B	2012	Durham, NC	10/1/2047	9.00%	937,399
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,845,985
Harmony Court Bakersfield - Series A (2)	2016	Bakersfield, CA	12/1/2033	5.00%	3,730,000
Harmony Terrace - Series A (2)	2016	Simi Valley, CA	1/1/2034	5.00%	6,900,000
Harmony Terrace - Series B (2)	2016	Simi Valley, CA	1/1/2019	5.50%	7,400,000
Heights at 515 - Series A (2)	2015	San Antonio, TX	12/1/2052	6.00%	6,903,000
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	11,063,027
Lake Forest Apartments (1)	2001	Daytona Beach, FL	12/1/2031	6.25%	8,505,000
Las Palmas II - Series A (2)	2016	Coachella, CA	11/1/2033	5.00%	1,695,000
Las Palmas II - Series B (2)	2016	Coachella, CA	11/1/2018	8.00%	1,770,000
Live 929 (2)	2014	Baltimore, MD	7/1/2049	5.78%	39,995,000
Montclair - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,506,828
Montecito at Williams Ranch - Series A	2017	Salinas, CA	10/1/2034	5.50%	7,690,000
Montecito at Williams Ranch - Series B	2017	Salinas, CA	10/1/2019	5.50%	4,781,000
Oaks at Georgetown - Series A (2)	2016	Georgetown, TX	1/1/2034	5.00%	12,330,000
Oaks at Georgetown - Series B (2)	2016	Georgetown, TX	1/1/2019	5.50%	5,512,000
Ohio Bond - Series A (1)	2010	Ohio	6/1/2050	7.00%	14,113,000
Ohio Bond - Series B	2010	Ohio	6/1/2050	10.00%	3,536,060
Pro Nova - 2014-1 (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2017
Renaissance - Series A (4)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,239,441
Rosewood Townhomes - Series A	2017	Goose Creek, SC	7/1/2055	5.75%	9,280,000
Rosewood Townhomes - Series B	2017	Goose Creek, SC	8/1/2055	12.00%	470,000
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	10,150,000
San Vicente - Series A (2)	2016	Soledad, CA	11/1/2033	5.00%	3,495,000
San Vicente - Series B (2)	2016	Soledad, CA	11/1/2018	8.00%	1,825,000
Santa Fe - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	3,036,928
Seasons at Simi Valley - Series A (2)	2015	Simi Valley, CA	9/1/2032	5.75%	4,366,195
Seasons at Simi Valley - Series B	2015	Simi Valley, CA	9/1/2018	8.00%	1,944,000
Seasons Lakewood - Series A (2)	2016	Lakewood, CA	1/1/2034	5.00%	7,350,000
Seasons Lakewood - Series B (2)	2016	Lakewood, CA	1/1/2019	5.50%	5,260,000
Seasons San Juan Capistrano - Series A (2)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,375,000
Seasons San Juan Capistrano - Series B (2)	2016	San Juan Capistrano, CA	1/1/2019	5.50%	6,574,000
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,879,590
South Pointe - Series A	2017	Hanahan, SC	7/1/2055	5.75%	21,600,000
South Pointe - Series B	2017	Hanahan, SC	8/1/2055	12.00%	1,100,000
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,300,000
Summerhill - Series A (2)	2016	Bakersfield, CA	12/1/2033	5.00%	6,423,000
Summerhill - Series B (2)	2016	Bakersfield, CA	12/1/2018	8.00%	3,372,000
Sycamore Walk - Series A (2)	2015	Bakersfield, CA	1/1/2033	5.25%	3,632,000
Sycamore Walk - Series B	2015	Bakersfield, CA	1/1/2018	8.00%	1,815,000
The Palms at Premier Park (3)	2013	Columbia, SC	1/1/2050	6.25%	19,238,297
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	5,965,475
Vantage at Judson (4)	2015	San Antonio, TX	1/1/2053	6.00%	26,133,557
The Village at Madera - Series A (2)	2016	Madera, CA	12/1/2033	5.00%	3,085,000
The Village at Madera - Series B (2)	2016	Madera, CA	12/1/2018	8.00%	1,719,000
Village at River's Edge (2)	2017	Columbia, SC	6/1/2033	6.00%	10,000,000
Vineyard Gardens - Series A	2017	Oxnard, CA	1/1/2035	5.50%	3,995,000
Vineyard Gardens - Series B	2017	Oxnard, CA	1/1/2020	5.50%	2,846,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,898,427
Willow Run (2)	2015	Columbia, SC	12/1/2050	5.50%	13,009,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,267,000
					$719,750,361

(1) Bonds owned by ATAX TEBS I, LLC (M24 TEBS), see Note 17

(2) Bond held by Deutsche Bank AG in a secured financing transaction, see Note 17

(3) Bonds owned by ATAX TEBS II, LLC (M31 TEBS), see Note 17

(4) Bonds owned by ATAX TEBS III, LLC (M33 TEBS), see Note 17

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2016
15 West Apartments - Series A (2)	2016	Vancouver, WA	7/1/2054	6.25%	$9,850,000
Arbors at Hickory Ridge (3)	2012	Memphis, TN	1/1/2049	6.25%	11,351,321
Ashley Square (1)	1999	Des Moines, IA	12/1/2025	6.25%	5,039,000
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	16,268,850
Avistar at Chase Hill - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,844,994
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,549,644
Avistar (February 2013 Acquisition) - Series B (3 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	2,158,382
Avistar at the Oaks - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,709,040
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,656,458
Avistar on the Hills - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,326,157
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	1,005,226
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	13,300,000
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	125,000
Bella Vista (1)	2006	Gainesville, TX	4/1/2046	6.15%	6,365,000
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,535,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	9,076,558
Bruton (2)	2014	Dallas, TX	8/1/2054	6.00%	18,145,000
Columbia Gardens (2)	2015	Columbia, SC	12/1/2050	5.50%	15,000,000
Companion at Thornhill Apartments (2)	2016	Lexington, SC	1/1/2052	5.80%	11,500,000
Concord at Gulfgate - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	19,185,000
Concord at Little York - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	13,440,000
Concord at Williamcrest - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	20,820,000
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,145,000
Courtyard Apartments - Series A	2016	Fullerton, CA	12/1/2033	5.00%	10,230,000
Courtyard Apartments - Series B	2016	Fullerton, CA	12/1/2018	5.50%	6,228,000
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	8,258,605
Crossing at 1415 - Series A (2)	2015	San Antonio, TX	12/1/2052	6.00%	7,590,000
Crossing at 1415 - Series B	2015	San Antonio, TX	1/1/2053	12.00%	335,000
Decatur Angle (2)	2014	Fort Worth, TX	1/1/2054	5.75%	22,950,214
Glenview - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,670,000
Greens of Pine Glen - Series A (3)	2012	Durham, NC	10/1/2047	6.50%	8,210,000
Greens of Pine Glen - Series B	2012	Durham, NC	10/1/2047	9.00%	940,479
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,912,535
Harmony Court Bakersfield - Series A	2016	Bakersfield, CA	12/1/2033	5.00%	3,730,000
Harmony Court Bakersfield - Series B	2016	Bakersfield, CA	12/1/2018	5.50%	1,997,000
Harmony Terrace - Series A (2)	2016	Simi Valley, CA	1/1/2034	5.00%	6,900,000
Harmony Terrace - Series B (2)	2016	Simi Valley, CA	1/1/2019	5.50%	7,400,000
Heights at 515 - Series A (2)	2015	San Antonio, TX	12/1/2052	6.00%	6,435,000
Heights at 515 - Series B	2015	San Antonio, TX	1/1/2053	12.00%	510,000
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	11,161,330
Lake Forest Apartments (1)	2001	Daytona Beach, FL	12/1/2031	6.25%	8,639,000
Las Palmas II - Series A	2016	Coachella, CA	11/1/2033	5.00%	1,695,000
Las Palmas II - Series B	2016	Coachella, CA	11/1/2018	5.50%	1,770,000
Live 929 (2)	2014	Baltimore, MD	7/1/2049	5.78%	40,085,000
Montclair - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,530,000
Oaks at Georgetown - Series A (2)	2016	Georgetown, TX	1/1/2034	5.00%	12,330,000
Oaks at Georgetown - Series B (2)	2016	Georgetown, TX	1/1/2019	5.50%	5,512,000
Ohio Bond - Series A (1)	2010	Ohio	6/1/2050	7.00%	14,215,000
Ohio Bond - Series B	2010	Ohio	6/1/2050	10.00%	3,549,780
Pro Nova - 2014-1 (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (4)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,348,364
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	10,250,000
Santa Fe - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	3,065,000
San Vicente - Series A	2016	Soledad, CA	11/1/2033	5.00%	3,495,000
San Vicente - Series B	2016	Soledad, CA	11/1/2018	5.50%	1,825,000
Seasons at Simi Valley - Series A (2)	2015	Simi Valley, CA	9/1/2032	5.75%	4,376,000
Seasons at Simi Valley - Series B	2015	Simi Valley, CA	9/1/2017	8.00%	1,944,000
Seasons Lakewood - Series A	2016	Lakewood, CA	1/1/2034	5.00%	7,350,000
Seasons Lakewood - Series B	2016	Lakewood, CA	1/1/2019	5.50%	5,260,000
Seasons San Juan Capistrano - Series A	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,375,000
Seasons San Juan Capistrano - Series B	2016	San Juan Capistrano, CA	1/1/2019	5.50%	6,574,000
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,933,259
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,435,000
Summerhill - Series A	2016	Bakersfield, CA	12/1/2033	5.00%	6,423,000
Summerhill - Series B	2016	Bakersfield, CA	12/1/2018	5.50%	3,372,000
Sycamore Walk - Series A (2)	2015	Bakersfield, CA	1/1/2033	5.25%	3,632,000
Sycamore Walk - Series B	2015	Bakersfield, CA	1/1/2018	5.50%	1,815,000

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding at December 31, 2016
The Palms at Premier Park (3)	2013	Columbia, SC	1/1/2050	6.25%	19,826,716
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	6,024,120
Vantage at Judson (4)	2015	San Antonio, TX	1/1/2053	6.00%	26,356,498
Vantage at Harlingen (4)	2015	San Antonio, TX	9/1/2053	6.00%	24,529,580
The Village at Madera - Series A	2016	Madera, CA	12/1/2033	5.00%	3,085,000
The Village at Madera - Series B	2016	Madera, CA	12/1/2018	5.50%	1,719,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,936,750
Willow Run (2)	2015	Columbia, SC	12/1/2050	5.50%	15,000,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,310,000
					$648,439,860

(1) Bonds owned by ATAX TEBS I, LLC (M24 TEBS), see Note 17

(2) Bonds held by Deutsche Bank AG in a secured financing transaction, see Note 17

(3) Bonds held by ATAX TEBS II, LLC (M31 TEBS), see Note 17

(4) Bonds owned by ATAX TEBS III, LLC (M33 TEBS), see Note 17

7. PHC Certificates

The Partnership owns 100% of the LIFERs of three TOB Trusts (“PHC Trusts”) sponsored by DB. The TOB Trusts are consolidated VIEs (Note 5) and the Partnership consolidates the assets of the PHC Trusts in the consolidated financial statements. The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to numerous public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts, nor guaranteed by the government of the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership had the following investments in the PHC Certificates on December 31, 2017 and 2016:

	December 31, 2017
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	7.31	AA-	5.39%	$25,109,305	$-	$-	$25,109,305
PHC Certificate Trust II	6.37	A+	4.32%	9,606,480	-	(248,189)	9,358,291
PHC Certificate Trust III	7.61	BBB	5.23%	15,451,249	-	(277,257)	15,173,992
				$50,167,034	$-	$(525,446)	$49,641,588

	December 31, 2016
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	8.31	AA-	5.36%	$26,077,158	$672,097	$-	$26,749,255
PHC Certificate Trust II	7.65	A+	4.31%	10,600,967	84,756	-	10,685,723
PHC Certificate Trust III	8.79	BBB	5.42%	20,122,937	-	(399,847)	19,723,090
				$56,801,062	$756,853	$(399,847)	$57,158,068

See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates are recorded in the consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

The Partnership recognized an impairment charge on PHC Certificate Trust I of approximately $762,000 during the year ended December 31, 2017. There were no impairment charges recorded for the years ended December 31, 2016 and 2015. See Note 2 for information considered in the Partnership’s evaluation of impairment of the PHC Certificates.

8. Mortgage-Backed Securities (“MBS Securities”)

In January 2016, the Partnership sold its three remaining MBS Securities for approximately $15.0 million, which approximated the amortized cost and accrued interest. The Partnership then collapsed the related three remaining MBS Trusts and paid all obligations in full from the proceeds of the sales.

The Partnership owned 100% of the LIFERs of TOB Trusts (“MBS Trusts”) sponsored by DB. The MBS Trusts are consolidated VIEs (Note 5) and the Partnership consolidates the assets of the MBS Trusts in the consolidated financial statements. The MBS Securities are backed by residential mortgage loans and interest received is expected to be exempt from federal income taxation.

9. Real Estate Assets

The Partnership owns the Jade Park and Suites on Paseo MF Properties directly. The Partnership owns all other MF Properties through the Greens Hold Co, a wholly-owned subsidiary. The Greens Hold Co owns 100% of the MF Properties, except for Northern View for which it owned a 99% limited partner position. The general partner of Northern View is an unaffiliated party and its 1% ownership interest is reflected in the Partnership’s consolidated financial statements as noncontrolling interest. The financial statements of the MF properties are consolidated with those of the Partnership.

The Partnership also invests in land with plans to develop into rental properties in the future. These investments are reported as “Land held for development” below.

The following tables represent information regarding the real estate assets owned by the Partnership at December 31, 2017 and 2016:

Real Estate Assets at December 31, 2017
Property Name	Location	Number of Units (Unaudited)	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2017
Suites on Paseo	San Diego, CA	394	$3,166,463	$38,454,894	$41,621,357
The 50/50 MF Property	Lincoln, NE	475	-	32,932,981	32,932,981
Jade Park	Daytona, FL	144	2,292,035	7,565,613	9,857,648
Land held for development	(1)	(1)	1,860,737	-	1,860,737
					$86,272,723
Less accumulated depreciation					(9,580,531)
Total real estate assets					$76,692,192

(1) Land held for development consists of parcels of land in Johnson County, KS and Richland County, SC and land development costs for a site in Douglas County, NE

Real Estate Assets at December 31, 2016
Property Name	Location	Number of Units (Unaudited)	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2016
Eagle Village	Evansville, IN	511	$567,880	$12,655,244	$13,223,124
Northern View	Highland Heights, KY	294	688,539	8,088,059	8,776,598
Residences of DeCordova	Granbury, TX	110	1,170,337	8,029,404	9,199,741
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,751,260	7,693,489
Suites on Paseo	San Diego, CA	394	3,162,463	38,365,351	41,527,814
The 50/50 MF Property	Lincoln, NE	475	-	32,928,878	32,928,878
Jade Park	Daytona, FL	144	2,292,035	7,270,845	9,562,880
Land held for development	(2)	(2)	7,531,104	-	7,531,104
					$130,443,628
Less accumulated depreciation					(16,217,028)
Total real estate assets					$114,226,600

(2) Land held for development consists of parcels of land in St. Petersburg, FL, Johnson County, KS, and Richland County, SC and land and development costs for a site in Panama City Beach, FL.

Activity in 2017

During 2017, the Partnership sold four of its MF Properties to unrelated third parties. The table below summarizes information related to the sales. The gains on sale, net of income taxes, are considered either Tier 2 or Tier 3 income (See Note 3). The Partnership determined the sales did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units (Unaudited)	Gross Proceeds	Gain on Sale before Income Taxes
Northern View	March	Highland Heights, KY	294	$13,750,000	$7,174,183
Eagle Village	November	Evansville, IN	511	12,775,000	2,782,107
Residences of DeCordova	November	Granbury, TX	110	12,100,000	5,174,645
Residences of Weatherford	November	Weatherford, TX	76	7,900,000	2,644,040

In May 2017, the Partnership closed on the sale of a parcel of land in St. Petersburg, Florida. The Partnership recognized a loss on sale of approximately $22,000, attributable to direct selling expenses.

In June 2017, the Partnership executed a listing agreement with a broker to market the Suites on Paseo MF Property for sale. The listing agreement was terminated and the property is no longer listed for sale at December 31, 2017.

In December 2017, the Partnership executed a listing agreement with a broker to market the Jade Park MF Property for sale.

Activity in 2016

In March 2016, the Partnership executed an agreement to sell a parcel of land in St. Petersburg, Florida, carried at a cost of approximately $3.1 million, which is part of the Land Held for Investment and Development. The asset was evaluated for impairment and the Partnership recorded an impairment charge of approximately $62,000 in the second quarter of 2016.

During 2016, the Partnership sold two of its MF Properties to unrelated third parties. The table below summarizes information related to the sales. The gains on sale, net of income taxes, are considered Tier 2 income (See Note 3). The Partnership determined the sales did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units (Unaudited)	Gross Proceeds	Gain on Sale before Income Taxes
Arboretum	June	Omaha, NE	145	$30,200,000	$12,410,444
Woodland Park	July	Topeka, KS	236	15,650,000	1,661,873

In August and November 2016, the Partnership executed PSA’s to acquire two contiguous tracts of land in Omaha, Nebraska. If these tracts of land are successfully acquired, they will be classified as “Land held for development.”

Activity in 2015

During 2015, the Partnership sold two of its MF Properties to unrelated third parties. The table below summarizes information related to the sales. The gains on sale, net of income taxes, are considered Tier 2 income (See Note 3). The Partnership determined the sales did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units (Unaudited)	Gross Proceeds	Gain on Sale before Income Taxes
The Colonial	May	Omaha, NE	258	$10,696,510	$3,427,044
Glynn Place	August	Brunswick, GA	128	5,500,000	1,172,065

Net income, exclusive of the gains on sale, related to the sales of MF Properties for the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(290,494)	$(457,201)	$(433,784)

Jade Park Acquisition

On September 30, 2016, the Partnership purchased the Jade Park MF Property for approximately $10.0 million. Jade Park is contiguous to the Lake Forest property, for which the Partnership owns a mortgage revenue bond. The land improvements and buildings and improvements are being depreciated on a straight-line basis over a weighted average useful life of 22.7 years. The in-place lease assets are amortized over a useful life of 6 months. The Partnership incurred approximately $135,000 of acquisition costs related to the purchase.

A condensed balance sheet at the date of acquisition for the Jade Park acquisition is as follows:

Jade Park 9/30/2016 (Date of Acquisition)
Land	$2,292,035
Buildings and improvements	7,244,534
In-place lease assets (included in other assets)	463,431
Other assets	18,126
Total assets	$10,018,126

Accounts payable, accrued expenses and other	$135,326
Net assets	9,882,800
Total liabilities and net assets	$10,018,126

Pro Forma Consolidated Results of Operations

The table below shows the unaudited pro forma condensed consolidated results of operations of the Partnership as if Jade Park had been acquired at January 1, 2015:

	2016	2015
Pro forma revenues	$60,008,686	$64,162,327
Pro forma net income	$24,663,645	$23,075,438
Pro forma net income allocated to Unitholders	$21,047,854	$16,917,875
Pro forma Unitholder's interest in net income per Unit (basic and diluted)	$0.35	$0.28

For the year ended December 31, 2016, Jade Park added approximately $0.4 million in total revenue and approximately $0.4 million in net loss to the Partnership since the acquisition on September 30, 2016.

10. Investment in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity commitments and reported equity contributions as investment in unconsolidated entities on the consolidated balance sheets. The investments represent the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through the second anniversary of construction completion. The return on these investments earned by the Partnership is reported as investment income on the consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities at December 31, 2017 and 2016 and remaining equity commitment amounts at December 31, 2017:

Property Name	Location	Units (Unaudited)	Month Commitment Executed	Construction Completion Date	Carrying Value at December 31, 2017	Carrying Value at December 31, 2016	Maximum Remaining Equity Commitment at December 31, 2017
Vantage at Corpus Christi	Corpus Christi, TX	288	March 2016	August 2017	$9,178,139	$8,447,343	$1,550,000
Vantage at Boerne	Boerne, TX	288	August 2016	December 2017	8,272,810	5,057,802	1,475,936
Vantage at Waco	Waco, TX	288	August 2016	N/A	8,748,091	5,964,861	1,592,039
Vantage at Panama City Beach	Panama City Beach, FL	288	March 2017	N/A	10,349,416	-	1,996,500
Vantage at Powdersville	Powdersville, SC	288	November 2017	N/A	3,060,471	-	7,702,305
					$39,608,927	$19,470,006	$14,316,780

11. Property Loan, Net of Loan Loss Allowances

The following table summarizes the Partnership’s property loans, net of loan loss allowances, at December 31, 2017 and 2016:

	December 31, 2017
	Outstanding Balance	Loan Loss Allowances	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,995,884	-	4,995,884
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,417,635	-	8,417,635
Vantage at New Braunfels, LLC	7,406,978	-	7,406,978
Winston Group, Inc	1,100,000	-	1,100,000
Total	$36,907,688	$(7,393,814)	$29,513,874

	December 31, 2016
	Outstanding Balance	Loan Loss Allowances	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$-	$191,264
Ashley Square	5,078,342	(3,596,342)	1,482,000
Avistar (February 2013 portfolio)	274,496	-	274,496
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	7,155,545	(3,447,472)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,623,704	(55,000)	4,568,704
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	7,199,424	-	7,199,424
Vantage at New Braunfels, LLC	6,347,305	-	6,347,305
Winston Group, Inc	2,500,000	-	2,500,000
Total	$36,862,148	$(7,098,814)	$29,763,334

Funds were received related to Ashley Square property loans when the associated property was sold in November 2017. The Partnership received approximately $1.1 million of principal and approximately $1.7 million of interest on the property loans. The interest received was not previously recognized as the property loans were on nonaccrual status. The interest realized is reported within other interest income on the consolidated statements of operations for the year ended December 31, 2017. Upon sale, the remaining unpaid principal and interest on the Ashley Square property loans transferred to Cross Creek due to cross-collateralization provisions within the property loan documents. All such balances transferred are fully reserved as of December 31, 2017.

During the year ended December 31, 2016, the Foundation for Affordable Housing (“FAH”) property loan and all accrued interest were paid off in full. In addition, the Partnership received and recognized approximately $1.4 million of contingent interest from the net cash proceeds on the sale of the property underlying the FAH property loan. The contingent interest income is considered Tier 2 income (Note 3).

During the years ended December 31, 2017 and 2016, the interest to be earned on the Ashley Square, Cross Creek, and the Lake Forest operating property loans receivable was in nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, the Partnership deferred less than 100% of the interest earned on the property loans on the Ohio Properties as, in management’s opinion, the remainder was considered collectible at December 31, 2017.

The following table summarizes the changes in the Partnership’s loan loss reserves for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$7,098,814	$7,098,814	$7,098,814
Provision for loan loss (1)	295,000	-	-
Balance, end of year	$7,393,814	$7,098,814	$7,098,814

(1) See table below for a summary of terms for the individual Term A/B Trust securitizations. Activity for the year ended December 31, 2017 consists of the reversal of $55,000 allowance for loan loss related to Lake Forest and the increase of $350,000 allowance for loan loss related to Ashley Square. The net provision for loan loss for the year ended December 31, 2017 is recorded as a reduction to other interest income on the consolidated statements of operations.

12. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by our taxable subsidiary, the Greens Hold Co, which owns all the MF Properties except the Suites on Paseo and Jade Park. For the year ended December 31, 2015, the Greens Hold Co reported  no income tax expense or benefit due to current net operating losses or the utilization of net operating loss carryforwards. The following table summarizes income tax expense for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Current income tax expense	$6,419,146	$4,593,000	$-
Deferred income tax expense (benefit)	(400,000)	366,000	-
Total income tax expense	$6,019,146	$4,959,000	$-

The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.), and the utilization of net operating losses generated in prior years that had been previously recognized as a deferred income tax asset. The deferred tax assets and liabilities are valued based on enacted tax rates, including consideration of the Jobs and Tax Cuts Act of 2017. This legislation reduced the maximum corporate income tax rate from 35% to 21% and resulted in a net deferred income tax benefit to the Partnership of approximately $15,000 for the year ended December 31, 2017. The net operating loss carryover reported on the Greens Hold Co 2015 tax return was utilized in its entirety in 2016 due to the gain on sale of the Arboretum.  Accordingly, all valuation allowances, totaling $405,000, were reversed during the year ended December 31, 2016.

For the years ended December 31, 2017, income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due primarily to state income taxes (net of the effect on federal income tax) and the impact of tax rate changes on deferred income tax asset and liabilities. For the years ended December 31, 2016, income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due primarily to state income taxes (net of the effect on federal income tax) and the impact of changes in NOL valuation allowances.

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There was no accrued interest or penalties at December 31, 2017 and 2016.

The Company files U.S. Federal and state tax returns. The Partnership’s returns for years 2014 through 2016 remain subject to examination by the Internal Revenue Service.

13. Other Assets

The Partnership had the following Other Assets at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Deferred financing costs - net	$383,133	$456,890
Fair value of derivative instruments (Note 19)	597,221	383,604
Taxable mortgage revenue bonds at fair market value	2,422,459	4,084,599
Bond purchase commitments - fair value (Note 20)	3,002,540	2,399,449
Other assets	942,949	1,470,650
Total other assets	$7,348,302	$8,795,192

See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on these assets are recorded in the consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

The following table includes the details of the taxable MRBs redeemed during the year ended December 31, 2017. The taxable MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest. The Partnership also realized additional interest related to redemption of the Vantage at Harlingen Series D and Avistar at Chase Hill Series C MRBs of approximately $169,000 and $35,000, respectively. The additional interest income is reported within other interest income on the consolidated statements of operations.

Property Name	Redemption Date	Location	Units (Unaudited)	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Vantage at Harlingen - Series D	October	San Antonio, TX	288	10/1/2053	9.00%	$1,278,117
Avistar at Chase Hill - Series C	November	San Antonio, TX	232	4/1/2050	9.00%	232,145

The following table includes the details of the taxable MRB redeemed during the year ended December 31, 2016. The taxable MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest.

Property Name	Redemption Date	Location	Units (Unaudited)	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Silver Moon - Series B	August	Albuquerque, NM	151	8/1/2055	12.00%	$499,461

14. Discontinued Operations

The Partnership sold its variable interests in Bent Tree and Fairmont Oaks, the Consolidated VIEs, in the fourth quarter of 2015. The sale of the Consolidated VIEs met the criteria for discontinued operations presentation at the time they were disposed and have been classified as such in the Partnership’s consolidated financial statements for all periods presented. The gains and results of operations of the Consolidated VIEs are reported as part of the discontinued operations in net income for all periods presented. There are no assets or liabilities related to discontinued operations at December 31, 2017 and 2016.

The following presents the revenues, expenses and income from discontinued operations for the year ended December 31, 2015:

December 31, 2015
Rental revenues	$2,952,383
Expenses	2,394,074
Net income from discontinued operations	558,309
Gain on sale of discontinued operations	3,163,088
Net income from discontinued operations	$3,721,397

Depreciation and amortization expense related to discontinued operations was approximately $301,000 for the year ended December 31, 2015. Amortization of deferred financing costs related to discontinued operations was approximately $17,000 for the year ended December 31, 2015. Capital expenditures related to discontinued operations were approximately $201,000 for the year ended December 31, 2015.

15. Unsecured Lines of Credit

The following tables summarize the Partnership’s unsecured lines of credit (“LOC”) at December 31, 2017 and 2016:

Unsecured Lines of Credit	Outstanding on December 31, 2017	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$50,000,000	$50,000,000	May 2019	Variable (1)	Monthly	4.38%
Bankers Trust operating	-	10,000,000	May 2019	Variable (1)	Monthly	4.62%
Total unsecured lines of credit	$50,000,000	$60,000,000

(1) The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding on December 31, 2016	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$40,000,000	$40,000,000	May 2018	Variable (2)	Monthly	3.13%
Bankers Trust operating	-	7,500,000	May 2018	Variable (2)	Monthly	3.88%
Total unsecured lines of credit	$40,000,000	$47,500,000

(2) The variable rate is indexed to LIBOR plus an applicable margin.

The Partnership has entered into an unsecured Credit Agreement (the “Credit Agreement”) for a Line of Credit (“non-operating LOC”) of up to $50.0 million with Bankers Trust, the Partnership’s sole lead arranger and administrative agent.  The Credit Agreement originated in March 2015 and was subsequently amended. In April 2017, the available commitment was increased $10.0 million to a total commitment of $50.0 million. The non-operating LOC bears interest at a variable rate equal to 3.0% plus the 30-day London Interbank Offered Rate (“LIBOR”) as of December 31, 2017. The principal amount of each acquisition advance is due on the 270th day following the advance date (the “Repayment Date”).  The Partnership may extend any Repayment Date for up to three additional 90-day periods. In order to extend the Repayment Date, the Partnership must make principal payments equal to 5% of the original advance for the first extension, 10% for the second extension, and 20% for the third extension. The Repayment Date may not be extended beyond the stated maturity of the non-operating LOC. The Repayment Dates for the balance outstanding at December 31, 2017, exclusive of available extensions, range from June 2018 to September 2018. The proceeds of the non-operating LOC will be used by the Partnership for the purchase of multifamily real estate, taxable MRBs, MRBs, PHC certificates, or mortgage-backed securities.  The Partnership intends to repay each advance either through alternative long-term debt or equity financing. The non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership is in compliance with all covenants at December 31, 2017.

During 2017 and 2016, the Partnership had an unsecured operating LOC with Bankers Trust with a maturity date in May 2019. In March 2016, the available commitment on the operating LOC was increased from $5.0 million to $7.5 million. In May 2017, the available commitment on the operating LOC was further increased to $10 million. The operating LOC bears interest at a variable rate equal to 3.25% plus the 30-day LIBOR. The Partnership is required to make prepayments of the principal to reduce outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter.  The Partnership fulfilled this requirement during the three months ended December 31, 2017 and the first quarter of 2018.

16. Secured Line of Credit

In December 2016, the Partnership entered into a secured Credit Agreement for a secured Line of Credit (“secured LOC”) of up to $20.0 million with Bankers Trust. The secured LOC bears interest at a variable interest rate equal to 2.5% plus the 30-day LIBOR.

The following table summarizes the secured LOC, net of deferred financing costs, at December 31, 2016:

Unsecured Lines of Credit	Outstanding on December 31, 2016, net	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$19,816,667	$20,000,000	March 2017	Variable (1)	Monthly	3.13%

(1) The variable rate is indexed to LIBOR plus 2.5%.

The Partnership used the proceeds from the secured LOC to purchase MRBs in December 2016, to which the lender retained a security interest. The lender further had a mortgage lien on the Northern View MF Property as additional collateral. The secured LOC was paid in full in February 2017 and the Credit Agreement matured in March 2017.

17. Debt Financing

The following table provides the details related to the total Debt Financing, net of deferred financing costs, at December 31, 2017 and 2016:

	Outstanding Debt Financings on December 31, 2017, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,787,036	$-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	279,533,565	-	2016 - 2017	June 2018 - November 2027	N/A	N/A	N/A	3.64% - 4.52%
Variable - TOB	38,130,000	850,327	2012	May 2018	Weekly	2.24 - 2.29%	1.67%	3.91 - 3.96%

TEBS Financings
Variable - TEBS I	55,468,000	372,222	2010	September 2020	Weekly	1.79%	1.85%	3.64%
Variable - TEBS II (1)	81,003,688	176,685	2014	July 2019	Weekly	1.77%	1.39%	3.16%
Variable - TEBS III (1)	57,406,058	57,364	2015	July 2020	Weekly	1.77%	1.16%	2.93%
Total Debt Financings	$558,328,347

(1)	Facility fees have a variable component.

	Outstanding Debt Financings on December 31, 2016, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,860,699	$-	2014	July 2017 - July 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	171,778,950	1,373,695	2016	March 2017 - December 2026	N/A	N/A	N/A	3.64% - 4.56%
Variable - TOB	42,455,000	-	2012	Dec 2016	Weekly	1.29 - 1.39%	1.62%	2.91 - 3.01%

TEBS Financings
Variable - TEBS I	60,430,991	396,412	2010	September 2017	Weekly	0.77%	1.85%	2.62%
Variable - TEBS II (1)	91,768,081	170,988	2014	July 2019	Weekly	0.75%	1.62%	2.37%
Variable - TEBS III (1)	82,089,312	3,495,592	2015	July 2020	Weekly	0.75%	1.39%	2.14%
Total Debt Financings	$495,383,033

(1)	Facility fees have a variable component.

Tender Option Bond (“TOB”), Term TOB and Term A/B Trust Financings

The Partnership executed a Master Trust Agreement with DB which allows the Partnership to execute multiple TOB, Term TOB and Term A/B Trust (collectively, “Trusts”) structures upon the approval and agreement of terms by DB. Under each TOB Trust structure, the trustee issues SPEARS and LIFERS that represent beneficial interests in the securitized asset held by the TOB Trusts. Under each Term TOB and Term A/B Trust structure, the trustee issues Class A and Class B Certificates that represent beneficial interests in the securitized asset held by the Term TOB or Term A/B Trusts. DB has purchased the SPEARS and Class A Certificates and the Partnership has retained the LIFERS and Class B Certificates of each Trust. Pursuant to the terms of the Trusts, the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS or Class A Certificates. The LIFERS and Class B Certificates grant the Partnership certain rights to the securitized assets. The Trusts are VIEs, and the Partnership is the primary beneficiary due to its rights to the underlying assets. The Partnership consolidates the Trusts in the consolidated financial statements accordingly.

The Partnership is required to meet certain covenants under the Master Trust Agreement. At December 31, 2017, the most restrictive covenant requiring that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. On December 31, 2017, the Partnership was in compliance with all covenants. If the Partnership were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

The variable TOB Financings at December 31, 2017 and 2016 are secured by three PHC Certificates (See Note 7).

The following table summarizes the individual Term TOB and Term A/B Trust securitizations at December 31, 2017:

	Outstanding Financing at December 31, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,777,036	2014	October 2019	4.39%
Pro Nova 1	9,010,000	2014	October 2019	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,787,036			4.31%

Term A/B Trusts Securitization
Willow Run	$10,029,289	2016	September 2026	3.64%
Columbia Gardens	10,172,857	2016	September 2026	3.64%
Concord at Little York	11,315,538	2016	September 2026	3.64%
Concord at Williamscrest	17,526,516	2016	September 2026	3.64%
Concord at Gulfgate	16,154,584	2016	September 2026	3.64%
Companion at Thornhill Apartment	9,608,733	2016	September 2026	3.64%
Seasons at Simi Valley Apartments	3,675,323	2016	September 2026	3.64%
Sycamore Walk	3,054,841	2016	September 2026	3.64%
Decatur-Angle Apartments	21,276,657	2016	September 2026	3.64%
Heights at 515	5,380,814	2016	September 2026	3.64%
Crossing at 1415	6,344,418	2016	September 2026	3.64%
Bruton Apartments	15,199,181	2016	September 2026	3.64%
15 West Apartments	8,326,731	2016	December 2026	3.64%
San Vicente - Series A	3,112,976	2017	February 2022	3.89%
San Vicente - Series B	1,545,930	2017	June 2018	3.76%
Las Palmas - Series A	1,507,389	2017	February 2022	3.89%
Las Palmas - Series B	1,494,702	2017	June 2018	3.76%
The Village at Madera - Series A	2,746,364	2017	February 2022	3.89%
The Village at Madera - Series B	1,455,570	2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,322,157	2017	February 2022	3.89%
Summerhill - Series A	5,730,185	2017	February 2022	3.89%
Summerhill - Series B	2,855,809	2017	July 2018	3.76%
Courtyard - Series A	9,131,896	2017	February 2022	3.89%
Courtyard - Series B	5,272,090	2017	July 2018	3.76%
Seasons Lakewood - Series A	6,555,646	2017	February 2022	3.89%
Seasons Lakewood - Series B	4,453,076	2017	August 2018	3.76%
Seasons San Juan Capistrano - Series A	11,047,869	2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,564,539	2017	August 2018	3.76%
Avistar at Wood Hollow - Series A	26,838,000	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,168,088	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,414,834	2017	February 2027	4.46%
Oaks at Georgetown - Series A	11,087,478	2017	March 2022	3.89%
Oaks at Georgetown - Series B	4,686,120	2017	August 2018	3.76%
Harmony Terrace - Series A	6,199,955	2017	March 2022	3.89%
Harmony Terrace - Series B	6,284,318	2017	August 2018	3.76%
Village at River's Edge	8,993,092	2017	November 2027	4.52%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$279,533,565			3.85%

In February 2017, the Partnership entered into 19 new Term A/B Trust financings secured by various MRBs. The Partnership capitalized costs totaling approximately $1.2 million as deferred financing costs, of which approximately $921,000 were paid to a related party (Note 24).

In March 2017, the Partnership refinanced the Term A/B Trusts associated with Oaks at Georgetown and Harmony Terrace into new Term A/B Trusts with longer stated terms. Based on the terms of the new and old Term A/B Trusts, the refinancing was accounted for as a modification, with approximately $47,000 capitalized as deferred financing costs.

In August 2017, the Term A/B Trust financing for the Harmony Court Bakersfield – Series B MRB was collapsed and paid off in full. The Partnership paid approximately $1.7 million at settlement, which approximated the outstanding principal plus accrued interest.

The following table summarizes the individual Term TOB and Term A/B Trust securitizations at December 31, 2016:

	Outstanding Financing at December 31, 2016, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,851,960	2014	July 2019	4.39%
Pro Nova 1	9,008,739	2014	July 2017	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,860,699			4.31%

Term A/B Trusts Securitization
Willow Run	$11,564,852	2016	September 2026	3.64%
Columbia Gardens	11,565,068	2016	September 2026	3.64%
Concord at Little York	11,301,031	2016	September 2026	3.64%
Concord at Williamscrest	17,504,186	2016	September 2026	3.64%
Concord at Gulfgate	16,133,987	2016	September 2026	3.64%
Companion at Thornhill Apartment	9,666,656	2016	September 2026	3.64%
Seasons at Simi Valley Apartments	3,678,770	2016	September 2026	3.64%
Sycamore Walk	3,050,786	2016	September 2026	3.64%
Decatur-Angle Apartments	21,387,126	2016	September 2026	3.64%
Heights at 515	5,409,361	2016	September 2026	3.64%
Crossing at 1415	6,378,482	2016	September 2026	3.64%
Bruton Apartments	15,258,925	2016	September 2026	3.64%
15 West Apartments	8,366,804	2016	December 2026	3.64%
Oaks at Georgetown A	11,709,479	2016	March 2017	4.56%
Harmony Terrace A	6,549,479	2016	March 2017	4.56%
Oaks at Georgetown B	5,229,479	2016	March 2017	4.56%
Harmony Terrace B	7,024,479	2016	March 2017	4.56%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$171,778,950			3.80%

In January 2016, the three MBS TOB Trusts were paid in full and collapsed upon sale of the related MBSs.

In March 2016, the Term TOB Trust collateralized by the Pro Nova 2014-2 mortgage revenue bond was paid in full and collapsed.

During the third quarter of 2016, the Partnership paid off and collapsed seven of its Term TOB Trusts, and simultaneously executed twelve new Term A/B Trust agreements secured by MRBs.  Based on the terms of the Term A/B Trusts, the restructuring of the debt was accounted for as a modification, with approximately $1.4 million capitalized as deferred financing costs. Approximately $1.2 million of capitalized costs were paid to a related party (Note 24).

In December 2016, the Partnership entered into four new short-term Term A/B Trusts with an original maturity date in March 2017.

Tax Exempt Bond Securitization (“TEBS”) Financings

At December 31, 2017 and 2016, the Partnership, through three wholly-owned subsidiaries (collectively, the “Sponsors”), sponsored three separate TEBS Financings – the M24 TEBS Financing (“TEBS I”), M31 TEBS Financing (“TEBS II”) and M33 TEBS Financing (“TEBS III”). The TEBS Financings are structured such that the Partnership transfers MRBs to Freddie Mac to be securitized into the TEBS Financings. Freddie Mac then issues Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “TEBS Certificates”), which represent beneficial interests in the securitized assets. The Class A TEBS Certificates are sold to unaffiliated investors and entitle the holders to cash flows from the securitized assets. The Class B TEBS Certificates are retained by the Sponsors and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Class A Certificates and related facility fees, as well as certain other rights to the securitized assets. The TEBS

Financings are VIEs, and the Partnership is the primary beneficiary due to its rights to the underlying assets. The Partnership consolidates the TEBS Financings in the consolidated financial statements accordingly. See Note 6 for information regarding the MRBs securitized within each TEBS Financing.

Under the terms of TEBS Financings, the Sponsors have one extension option for each TEBS to extend the term for a set additional period. At the end of the original term of TEBS I in September 2017, the Partnership elected to extend the term of the financing for an additional three-year period through September 2020. At the end of the original term of TEBS II in July 2019, the Partnership may elect to extend the financing for an additional five-year period through July 2024. At the end of the original term of TEBS III in July 2020, the Partnership may elect to extend the financing for an additional five-year period through July 2025. Should the Sponsors elect not to extend the terms of TEBS II and TEBS III, the Sponsor must pay all remaining amounts due to the Class A Certificates plus any unpaid trust fees.

The terms of the TEBS Financings require the Partnership to fund cash into certain escrow accounts. Balances in the escrow accounts are reported as restricted cash on the consolidated balance sheets at December 31, 2017 and 2016.

There were three unscheduled paydowns during 2017, one each for TEBS I, TEBS II and TEBS III, due to redemptions of MRBs held by the respective TEBS. The following table summarizes the MRBs redeemed and the amount of Class A Certificates redeemed upon redemption:

Mortgage Revenue Bond	TEBS Facility	Month	Paydown Applied
Vantage at Harlingen	TEBS III	October 2017	$24,363,221
Ashley Square	TEBS I	November 2017	4,472,000
Avistar at Chase Hill	TEBS II	November 2017	9,757,084

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2018	$75,557,815
2019	130,870,901
2020	113,134,225
2021	2,357,601
2022	61,282,111
Thereafter	179,392,519
Total	562,595,172
Deferred financing costs	(4,266,825)
Total debt financing, net	$558,328,347

Certain Term A/B Trusts mature in 2018. The Partnership expects these Term A/B Trusts to be settled upon redemption of the related MRBs prior to maturity. If the MRBs are not redeemed prior to maturity of the Term A/B Trusts, the Partnership expects to refinance the Term A/B Trusts with the current lender.

The Partnership expects to renew each TOB financing facility maturing in 2018 for an additional one-year term with DB.

18. Mortgages Payable and Other Secured Financing

The Partnership reports the mortgage loans and other secured financings secured by certain MF Properties on its consolidated financial statements as Mortgages payable and other secured financing. The following is a summary of the Mortgages payable and other secured financing on the MF Properties, net of deferred financing costs, at December 31, 2017 and 2016:

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2017, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
The 50/50 MF Property--TIF Loan	$3,358,370	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	24,713,256	2013	March 2020	Variable	Monthly	4.25%	(1)	N/A	4.25%
Jade Park	7,468,548	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$35,540,174								4.21%

(1) Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2016, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
Residences of DeCordova	$1,744,858	2012	June 2017	Fixed	N/A	N/A		N/A	4.75%
Residences of Weatherford	5,589,086	2011	June 2017	Fixed	N/A	N/A		N/A	4.75%
Eagle Village	7,845,711	2015	September 2018	Variable	Monthly	0.63%	(1)	3.00%	3.63%
The 50/50 MF Property--TIF Loan	3,656,090	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	25,082,636	2013	March 2020	Variable	Monthly	3.50%	(2)	N/A	3.50%
Jade Park	7,461,131	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$51,379,512								3.83%

(1) Variable rate is based on 30-day LIBOR

(2) Variable rate is based on Wall Street Journal Prime Rate

Activity in 2017

In June 2017, the Partnership refinanced the mortgages payable for the Residences of DeCordova and Residences of Weatherford. The interest rates did not change, no commitments fees were paid, the maturity dates for the mortgages payable were extended for additional two-year terms and the mortgages payable can be prepaid prior to maturity with no penalty.

The Partnership sold the Residences of DeCordova, Residences of Weatherford and Eagle Village MF Properties in November 2017. At the closing of the sales, the Partnership paid all of the outstanding mortgage payables and accrued interest associated with these MF Properties.

Activity in 2016

The Partnership sold the Arboretum and Woodland Park MF Properties in June and July 2016, respectively. At the closing of the sales, the Partnership paid all of the outstanding mortgage payables and accrued interest associated with these MF Properties.

In September 2016, the Partnership acquired the Jade Park MF Property. Concurrent with the purchase, the Partnership entered into a mortgage payable arrangement to partially fund the acquisition price.

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2018	$763,246
2019	3,989,951
2020	24,155,733
2021	6,858,994
2022	-
Thereafter	-
Total	35,767,924
Deferred financing costs	(227,750)
Total mortgages payable and other secured financings, net	$35,540,174

19. Interest Rate Derivatives

The following table summarizes the Partnership’s interest rate derivatives, except for interest rate swaps, at December 31, 2017 and 2016:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2017
July 2014	$30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	169
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	3,213
June 2017	91,956,883	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	160,174
June 2017	83,000,217	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	425,978
Sept 2017	59,935,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	923
							$597,221

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2016
Sept 2010	$29,855,000	Sept 2017	3.0%	SIFMA	M24 TEBS	Bank of New York Mellon	$2
Sept 2010	29,855,000	Sept 2017	3.0%	SIFMA	M24 TEBS	Barclays Bank PLC	2
Sept 2010	29,855,000	Sept 2017	3.0%	SIFMA	M24 TEBS	Royal Bank of Canada	2
Aug 2013	89,565,000	Sept 2017	1.5%	SIFMA	M24 TEBS	Deutsche Bank	619
Feb 2014	41,250,000	March 2017	1.0%	SIFMA	PHC TOB Trusts	SMBC Capital Markets, Inc	2
July 2014	31,028,195	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	34,614
July 2014	31,028,195	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	34,614
July 2014	31,028,195	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	34,614
July 2015	27,940,701	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	93,045
July 2015	27,940,701	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	93,045
July 2015	27,940,701	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	93,045
							$383,604

(1) For additional details, see Note 25 to the Partnership's condensed consolidated financial statements.

In June 2017, the Partnership purchased two interest rate derivatives to roll down the effective capped rate on the M31 and M33 TEBS Financings to 1.5%. The Partnership paid approximately $139,000 and $358,000 for the interest rate derivatives, respectively.

In September 2017, the Partnership purchased an interest rate derivative on the M24 TEBS Financing to cap the variable interest rate at 4.0%. The Partnership paid approximately $59,000 for the interest rate derivative.

The Partnership has contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. In the second quarter of 2017, the Partnership determined that due to the stabilization of the Decatur Angle and Bruton MRB properties and securitization of the related MRBs into fixed rate Term A/B Trust financings, the interest rate swaps were not needed to mitigate interest rate risk on financings related to the MRBs. The Partnership then determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. The following table summarizes the terms of the interest rate swaps at December 31, 2017 and 2016:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	December 31, 2017 - Fair Value of Liability
Sept 2014	$22,821,429	Oct 2016	Oct 2021	1.96%	1.08%	70% 30-day LIBOR	Deutsche Bank	$(402,261)
Sept 2014	18,051,775	April 2017	April 2022	2.06%	1.08%	70% 30-day LIBOR	Deutsche Bank	(424,591)
								$(826,852)

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	December 31, 2016 - Fair Value of Liability
Sept 2014	$22,975,228	Oct 2016	Oct 2021	1.96%	0.53%	70% 30-day LIBOR	Deutsche Bank	$(738,574)
Sept 2014	18,126,731	April 2017	April 2022	2.06%	N/A	70% 30-day LIBOR	Deutsche Bank	(600,709)
								$(1,339,283)

The Partnership is required to fund a cash collateral account at DB for an amount greater than or equal to the fair value of the interest rate swaps. Such cash balances were approximately $850,000 and $1.4 million at December 31, 2017 and 2016, respectively, and are reported within restricted cash on the consolidated balance sheets.

These interest rate derivatives and interest rate swaps are not designated as hedging instruments and, accordingly, they are recorded at fair value with changes in fair value included in current period earnings as interest expense. See Note 25 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives and interest rate swap arrangements. The interest rate derivatives are presented within other assets and the interest rate swap arrangements are reported as a derivative swap liability on the consolidated balance sheets.

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

Bond Purchase Commitments

As part of the Partnership’s strategy of acquiring MRBs, the Partnership will enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt.  The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in other comprehensive income.

The following table summarizes the Partnership’s bond purchase commitments at December 31, 2017 and 2016:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2018	Rate	Closing Date (1)	Fair Value at December 31, 2017	Fair Value at December 31, 2016
Villas at Plano Gateway Apartments	December 2014	$-	6.00%	N/A	$-	$838,200
Village at Rivers Edge	May 2015	-	6.00%	Q4 2017	-	467,720
Palo Alto	July 2015	19,540,000	5.80%	Q2 2018	1,616,143	627,429
Village at Avalon	November 2015	16,400,000	5.80%	Q4 2018	1,386,397	466,100
Total		$35,940,000			$3,002,540	$2,399,449

(1) The closing date is actual or estimated.

The bond purchase commitment for the Villas at Plano Gateway Apartments expired effective April 1, 2017. The bond purchase commitment was cancelled and the Partnership has no obligation under the agreement after expiration. The bond purchase commitment for Village at Rivers Edge was executed in November 2017. The terms of the Village at Rivers Edge MRB issued upon execution are summarized in Note 6.

Property Loan Commitments

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has committed to loan approximately $17.0 million to an unrelated third party to build two new multifamily residential properties. The Partnership’s remaining maximum commitments totaled approximately $1.2 million at December 31, 2017. See Note 11 for additional information related to the property loans.

Investment Commitments

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has outstanding commitments to contribute equity to unconsolidated entities. See Note 10 for additional information.

Other Guarantees

In March 2017, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Panama City Beach, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Panama City Beach, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% and 25% as certain debt service coverage levels are obtained by the borrower. The construction loan has a maximum available balance of $25.6 million. The outstanding balance on the construction loan was approximately $8.6 million at December 31, 2017, which is the Partnership’s current exposure under the guarantee. No amount has been accrued for this contingent liability because the likelihood of a guarantee claim is remote.  The Partnership is also required to maintain minimum cash and net worth requirements, which were met at December 31, 2017.

Pursuant to the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at December 31, 2017, under the guarantee provision of the repurchase clause is approximately $2.6 million and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2027.

Pursuant to the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at December 31, 2017, under the guarantee provision of the repurchase clause is approximately $4.1 million and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2026.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year. In conjunction with the ground lease, The 50/50 MF Property has entered into an agreement whereby it is required to make regular payments, when cash is available at the property, to the University of Nebraska-Lincoln based on its revenues.  At December 31, 2017, the minimum aggregate annual payment due under the agreement is approximately $127,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases of 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. The Partnership reported accounts payable related to this agreement of approximately $125,000 and $21,000 at December 31, 2017 and 2016, respectively. The Partnership reported expenses related to the agreement of approximately $168,000, $168,000 and $120,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

As the holder of residual interests issued in its TOB Trust, Term A/B Trust and TEBS Financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of PHCs held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. If the Partnership does not remedy, the trust will be collapsed.  If such an event occurs, the trust collateral may be sold and if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall pursuant to its guarantee. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership.  In the event of a shortfall the maximum exposure to loss would be approximately $562.6 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect in the future, to be required to reimburse the financing facilities for any shortfall.

21. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to five financial institutions. The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or holder. Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder of Series A Preferred Units will have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions.

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

The following table summarizes the Series A Preferred Units outstanding at December 31, 2017:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Preferred Units at January 1, 2016	-	$-
March 2016	1,000,000	10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
Preferred Units at December 31, 2016	4,086,900	$40,869,000
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Preferred Units at December 31, 2017	9,450,000	$94,500,000

22. Issuances of Additional Beneficial Unit Certificates

In November 2016, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $225.0 million of additional BUCs from time to time. The Registration Statement will expire in November 2019.

In December 2017, the Partnership initiated an “at the market offering” to sell up to $75.0 million of BUCs at market prices on the date of sale. The Partnership sold 161,383 BUCs under the program for net proceeds of approximately $806,000, net of issuance costs, during the year ended December 31, 2017.

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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $1.6 million and $833,000 for the years ended December 31, 2017 and 2016. No compensation expense for RUAs was recognized for the year ended December 31, 2015.

The following table summarizes the RUA activity for the year ended December 31, 2017:

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested at January 1, 2016	-	$-
Granted	272,307	6.03
Vested	(114,003)	6.03
Nonvested at December 31, 2016	158,304	$6.03
Granted	283,046	5.74
Vested	(199,281)	5.85
Nonvested at December 31, 2017	242,069	$5.83

At December 31, 2017, there was approximately $817,000 of total unrecognized compensation expense related to nonvested RUAs granted under the Plan.  The remaining expense is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of nonvested RUAs was approximately $1.5 million at December 31, 2017.

24. Transactions with Related Parties

A substantial portion of the Partnership’s general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. Additionally, costs are typically incurred in connection with the acquisition or reissuance of certain MRBs, acquisition of PHC Certificates and MBS Securities, debt financing transactions, and other capital transactions. The amounts in the following table represent amounts reimbursable to AFCA 2 or an affiliate for such expenses:

	2017	2016	2015
Reimbursable salaries and benefits	$3,350,267	$2,921,762	$1,744,855
Other expenses	143,350	5,883	6,819
Insurance	216,263	204,357	224,946
Professional fees and expenses	191,177	390,961	284,767
Consulting and travel expenses	3,554	11,634	15,372
	$3,904,611	$3,534,597	$2,276,759

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The Partnership paid or accrued administrative fees to AFCA 2 of approximately $3.6 million, $2.8 million, and $2.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the MRBs held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these MRBs and totaled approximately $173,000, $95,000, and $53,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Additionally, in connection with the sale of Bent Tree, a Consolidated VIE, the property paid accrued and deferred administrative fees to AFCA2 totaling approximately $635,000 for the year ended December 31, 2015. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the MRBs secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to MRBs on these properties.

AFCA 2 earns mortgage placement fees in connection with the acquisition of MRBs and other investments by the Partnership.  These mortgage placement fees and other investment fees were paid by the owners of the respective property or the third-party seller of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not consolidated VIEs.   Investment/mortgage placement fees earned by AFCA 2 totaled approximately $1.8 million, $2.1 million, and $1.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. AFCA 2 received a one-time administrative fee of $300,000 related to early redemption of the Avistar at Chase Hill Series A, B and C MRBs in November 2017. The payment of the one-time administrative fee was paid directly by the property owner. AFCA 2 received a one-time $125,000 negotiated mortgage placement fee related to work performed for a transaction that did not materialize during the year ended December 31, 2016. During the year ended December 31, 2015, approximately $300,000 in mortgage placement fees were paid by the Partnership to AFCA2 related to two MRB acquisitions, which were recorded into the cost basis of the MRBs and are being amortized against interest income on an effective yield basis over the term of the MRBs.

An affiliate of AFCA 2, Properties Management, provided property management, administrative and marketing services for all MF Properties (excluding Suites on Paseo), seven of the properties collateralizing MRBs, and two Consolidated VIEs.  Properties Management earned total fees related to the MF Properties and Consolidated VIEs of approximately $390,000, $555,000 and $881,000 for the years ended December 31, 2017, 2016 and 2015, respectively. For MF Properties, the property management fees are reflected as real estate operating expenses on the Partnership’s condensed consolidated statements of operations. For the seven properties collateralizing MRBs, the property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties. These property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, if applicable.

During the year ended December 31, 2017, the Partnership performed due diligence services for Properties Management related to the sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village MF properties and the sale of the property collateralizing the Ashley Square MRB. The Partnership received fees totaling approximately $128,000, which is recorded in other income on the consolidated statements of operations.

An affiliate of AFCA 2, FCA, acts as an origination advisor and consultant to the borrowers when MRBs and financing facilities are acquired by the Partnership. Origination fees paid to this affiliate by the borrower of certain acquired bonds were approximately $705,000, $1.0 million, and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. These origination fees have not been reflected in the accompanying consolidated financial statements. In addition, the Partnership paid consulting and origination fees to this affiliate related to MRB acquisitions of approximately $150,000 for the year ended December 31, 2015. The fees paid to the affiliate were recorded into the cost basis of the MRBs and are being amortized against interest income on an effective yield basis. The Partnership paid consulting fees to the affiliate for services related to the partnership’s debt financing transactions that totaled approximately $921,000 and $1.2 million for the years ended December 31, 2017 and 2016. The affiliate received a $125,000 origination fee for work performed related to a transaction that did not materialize during the year ended December 31, 2016.

An affiliate of AFCA 2, Burlington Capital Construction Services, LLC, is the general contractor for certain exterior rehabilitation services for the Jade Park MF Property during the year ended December 31, 2017.  The Partnership paid approximately $63,000 for services to this affiliate during the year ended December 31. 2017.

The Partnership had outstanding liabilities due to related parties totaling approximately $391,000 and $415,000 at December 31, 2017 and 2016, respectively. All amounts due are reported within accounts payable, accrued expenses and other liabilities on the Partnership’s consolidated balance sheets.

One of the owners of two limited-purpose corporations which owned multifamily residential properties (the Consolidated VIEs) financed with MRBs and taxable property loans held by the Partnership were employees of Burlington. They were not involved in the operation or management of the Partnership and were not executive officers or Managers of Burlington.

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

Investments in Mortgage Revenue Bonds and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs and bond purchase commitments at December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in MRBs and bond purchase commitments is categorized as a Level 3 input. At December 31, 2017, the range of effective yields on the individual MRBs and bond purchase commitments was 2.9% to 8.8% per annum.

Prior to the second quarter of 2017, the fair value of the Partnership’s investments in MRBs and bond purchase commitments were based on a discounted cash flow and yield to maturity analysis performed by the Partnership. If available, the Partnership considered price quotes on similar MRBs or other information from external sources, such as pricing services.  The estimates of the fair values of these MRBs, whether estimated by the Partnership or based on external sources, were based largely on unobservable inputs the Partnership believed would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompassed the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in MRBs between reporting periods, the Partnership looked at the key inputs such as changes in the ‘A’ rated municipal bond rates on similar MRBs as well as changes in the operating performance of the underlying property serving as collateral for each MRB.  The Partnership validated that the changes in the estimated fair value of the MRBs move with the changes in these monitored factors.  Given these facts, the fair value measurement of the Partnership’s investment in MRBs was categorized as a Level 3 input. At December 31, 2016, the range of effective yields on the individual mortgage revenue bonds was 4.9% to 12.4% per annum.

Investments in PHC Certificates

The fair value of the Partnership’s investment in PHC Certificates at December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the trusts’ certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. During the second quarter of 2017, the Partnership analyzed pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology utilized the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. During the third quarter of 2017, the Partnership continued to utilize the third-party pricing service to obtain prices, which are indicative of market prices, for its PHC Certificates. The Partnership engaged a second third-party pricing service whose methodology was consistent with the Partnership’s internal valuation methodology and is utilized by the Partnership to confirm the values developed by its primary third-party pricing service. As such, the Partnership did not utilize its internal methodology to price the PHC Certificates. The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness. The valuation methodologies used by the third-party pricing services and the Partnership encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input. At December 31, 2017, the range of effective yields on the PHC Certificates was 5.1% to 5.8% per annum.

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

Taxable Bonds

The fair value of the Partnership’s taxable bonds at December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable bonds and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable bond as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, subordinate to other obligations, operating results of the underlying property, geographic location, and property quality. The taxable bonds values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these taxable bonds are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable bonds is categorized as a Level 3 input. At December 31, 2017, the range of effective yields on the individual taxable bonds was 7.9% to 9.2% per annum

Prior to the second quarter of 2017, the fair values of the Partnership’s investments in taxable bonds were based on a discounted cash flow and yield to maturity analysis performed by the Partnership. There is no active trading market for the taxable bonds and price quotes are not available. The estimates of the fair values of these taxable bonds, whether estimated by the Partnership or based on external sources, were based largely on unobservable inputs the Partnership believed would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompassed the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in taxable bonds between reporting periods, management looked at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond.  The Partnership validated that the changes in the estimated fair value of the taxable bonds moved with the changes in these monitored factors.  Given these facts, the fair value measurement of the Partnership’s investment in taxable bonds was categorized as a Level 3 input.

Interest Rate Derivatives

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized as follows:

	Fair Value Measurements at December 31, 2017
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$710,867,447	$-	$-	$710,867,447
Mortgage revenue bonds	77,971,208	-	-	77,971,208
Bond purchase commitments (reported within other assets)	3,002,540	-	-	3,002,540
PHC Certificates	49,641,588	-	-	49,641,588
Taxable mortgage revenue bonds (reported within other assets)	2,422,459	-	-	2,422,459
Derivative contracts (reported within other assets)	597,221	-	-	597,221
Derivative swap liability	(826,852)	-	-	(826,852)
Total Assets and Liabilities at Fair Value, net	$843,675,611	$-	$-	$843,675,611

The following tables summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2017:

	For the Years Ended December 31, 2017
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2017	$680,211,051	$2,399,449	$57,158,068	$4,084,599	$(955,679)	$742,897,488
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	212,712	-	(654,290)	-	(240,091)	(681,669)
Included in other comprehensive (loss) income	37,104,392	603,091	(882,452)	(96,685)	-	36,728,346
Purchases	121,347,000	-	-	-	556,017	121,903,017
Settlements	(50,036,500)	-	(5,979,738)	(1,565,455)	410,122	(57,171,571)
Ending Balance December 31, 2017	$788,838,655	$3,002,540	$49,641,588	$2,422,459	$(229,631)	$843,675,611
Total amount of losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on December 31, 2017	$-	$-	$(761,960)	$-	$(240,091)	$(1,002,051)

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized as follows:

	Fair Value Measurements at December 31, 2016
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds held in trust	$590,194,179	$-	$-	$590,194,179
Mortgage revenue bonds	90,016,872	-	-	90,016,872
Bond purchase commitments (reported within other assets)	2,399,449	-	-	2,399,449
PHC Certificates	57,158,068	-	-	57,158,068
Taxable mortgage revenue bonds (reported within other assets)	4,084,599	-	-	4,084,599
Derivative contracts (reported within other assets)	383,604	-	-	383,604
Interest swap liability	(1,339,283)	-	-	(1,339,283)
Total Assets and Liabilities at Fair Value	$742,897,488	$-	$-	$742,897,488

The following tables summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2016:

	For Twelve Months Ended December 31, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2016	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	175,769	-	(54,605)	-	17,618	138,782
Included in other comprehensive (loss) income	(17,342,217)	(3,234,911)	(1,480,497)	(188,299)	-	(22,245,924)
Purchases	130,620,000	-	-	-	-	130,620,000
Sale of securities	(9,295,000)	-	-	-	(399)	(9,295,399)
Settlements	(7,630,638)	-	(2,014,120)	(551,162)	-	(10,195,920)
Ending Balance December 31, 2016	$680,211,051	$2,399,449	$57,158,068	$4,084,599	$(955,679)	$742,897,488
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2016	$-	$-	$-	$-	$17,618	$17,618

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

The following tables summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2015:

	For Twelve Months Ended December 31, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2015	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	-	-	-	-	(1,802,655)	(1,802,655)
Included in other comprehensive (loss) income	9,370,264	(146,053)	462,297	(138,682)	-	9,547,826
Purchases	188,572,000	-	-	-	-	188,572,000
Mortgage revenue bond exchanged for MF Property	(41,580,919)	-	-	-	-	(41,580,919)
Purchase interest rate derivative	-	-	-	-	562,088	562,088
Settlements	(21,702,345)	-	(1,018,130)	346,177	-	(22,374,298)
Ending Balance December 31, 2015	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2015	$-	$-	$-	$-	$(1,802,655)	$(1,802,655)

(1) Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

(2) Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

Income and losses included in earnings for the periods shown above are included in interest expense.

At December 31, 2017, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are indicative of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liabilities as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liabilities values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS and variable-rate TOB debt financings are credit enhanced by Freddie Mac and DB, respectively. The table below summarizes the fair value of the Partnership’s financial liabilities at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$608,328,347	$618,412,150	$555,199,700	$553,083,924
Mortgages payable and other secured financing	35,540,174	35,767,924	51,379,512	51,595,281

26. Segments

The Partnership has four reportable segments - Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Other Investments.  In addition to the four reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  In January 2016, the Partnership sold its three remaining MBS Securities and eliminated the MBS Securities Investments operating segment.

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss, are reported as such on the Partnership’s consolidated balance sheets.  At December 31, 2017, the Partnership held 87 MRBs. The Residential Properties financed by the MRBs contain a total of  10,666 rental units (unaudited). In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the consolidated statements of operations are allocated to this operating segment.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 7).

MF Properties Segment

The MF Properties segment consists of multifamily, student housing, and senior citizen residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.    At December 31, 2017, the Partnership consolidates three MF Properties containing a total of 1,013 rental units (unaudited, see Note 9). Income tax expense for the Greens Hold Co is reported within this segment.

Other Investments Segment

The Other investments segment consists of the operations of ATAX Vantage Holdings, LLC, which is invested in unconsolidated entities (Note 10) and has issued property loans due from Vantage at Brooks LLC and Vantage at New Braunfels LLC (Note 11).

The following table details certain key financial information for the Partnership’s reportable segments for the three years ended December 31:

	For the Years Ended December 31,
	2017	2016	2015
Total revenues
Mortgage Revenue Bond Investments	$49,100,423	$36,673,232	$38,772,872
MF Properties	13,677,635	17,404,439	17,789,125
Public Housing Capital Fund Trust	2,951,735	2,888,035	2,994,482
MBS Securities Investments	-	17,921	225,890
Other Investments	4,651,752	1,995,123	170,922
Total revenues	$70,381,545	$58,978,750	$59,953,291

Interest expense
Mortgage Revenue Bond Investments	$18,705,398	$11,904,616	$10,787,252
MF Properties	2,099,840	2,200,531	2,659,350
Public Housing Capital Fund Trust	1,350,205	1,349,800	1,221,713
MBS Securities Investments	-	14,692	157,902
Other Investments	-	-	-
Total interest expense	$22,155,443	$15,469,639	$14,826,217

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-
MF Properties	4,949,935	5,980,483	5,888,973
Public Housing Capital Fund Trust	-	-	-
MBS Securities Investments	-	-	-
Other Investments	-	-	-
Total depreciation expense	$4,949,935	$5,980,483	$5,888,973

Income from continuing operations
Mortgage Revenue Bond Investments	$15,438,583	$11,755,639	$17,924,037
MF Properties	9,739,704	8,442,704	2,964,297
Public Housing Capital Fund Trust	839,570	1,538,234	1,758,022
MBS Securities Investments	-	51,984	67,547
Other Investments	4,644,994	1,995,123	170,922
Income from continuing operations	$30,662,851	$23,783,684	$22,884,825

Partnership Net income
Mortgage Revenue Bond Investments	$15,438,583	$11,755,639	$17,924,037
MF Properties	9,668,051	8,443,527	2,967,098
Public Housing Capital Fund Trust	839,570	1,538,234	1,758,022
MBS Securities Investments	-	51,984	67,547
Other Investments	4,644,994	1,995,123	170,922
Discontinued Operations	-	-	3,721,397
Partnership net income	$30,591,198	$23,784,507	$26,609,023

The following table details total assets for the Company’s reportable segments for the two years ended December 31:

	December 31, 2017	December 31, 2016
Total assets
Mortgage Revenue Bond Investments	$937,565,390	$764,995,675
MF Properties	83,514,758	129,895,112
Public Housing Capital Fund Trust Certificates	49,918,434	57,461,268
Other Investments	55,573,834	34,540,280
Consolidation/eliminations	(56,804,417)	(42,778,661)
Total assets	$1,069,767,999	$944,113,674

27. Summary of Unaudited Quarterly Results of Operations

2017	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$23,208,975	$16,218,225	$16,234,830	$32,472,818
Income from continuing operations	7,360,515	4,109,400	3,545,483	15,647,453
Income from discontinuing operations	-	-	-	-
Net income - America First Multifamily Investors, L.P.	$7,360,515	$4,109,400	$3,545,483	$15,647,453

Income from continuing operations, per Unit	$0.10	$0.06	$0.05	$0.23
Income from discontinued operations, per Unit	-	-	-	-
Net income, basic and diluted, per Unit	$0.10	$0.06	$0.05	$0.23

2016	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$14,927,956	$27,376,050	$14,855,912	$15,899,246
Income from continuing operations	2,531,688	11,005,829	4,622,874	5,623,293
Income from discontinuing operations	-	-	-	-
Net income - America First Multifamily Investors, L.P.	$2,531,700	$11,005,930	$4,623,542	$5,623,335

Income from continuing operations, per Unit	$0.04	$0.15	$0.06	$0.09
Income from discontinued operations, per Unit	-	-	-	-
Net income, basic and diluted, per Unit	$0.04	$0.15	$0.06	$0.09

28. Subsequent Events

In February 2018, the Partnership executed a PSA to acquire a tract of land in Douglas County, NE. If the land is successfully acquired, it will be classified as “Land held for development.”

In February 2018, the Partnership closed on the purchase of two contiguous tracks of land for future development in Douglas County, NE. The purchase price totaled approximately $2.6 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Company’s management (including officers of Burlington Capital LLC in its capacity as the general partner of the General Partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO of the effectiveness of the Company’s internal control over financial reporting.  The Company’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership is managed by its general partner, AFCA 2 which in turn is managed by its general partner, Burlington.  Accordingly, the executive officers and Board of Managers of Burlington act as the executive officers and directors of the Partnership. In addition, Chad L. Daffer holds the position of Chief Executive Officer and Craig S. Allen holds the position of Chief Financial Officer of the Partnership.  Mr. Daffer and Mr. Allen are the only executive officers of the Partnership, but are employed by Burlington.

The Partnership’s General Partner is not elected by the Unitholders and is not subject to re-election on an annual or other continuing basis in the future.  In addition, our Unitholders are not entitled to elect the Managers or executive officers of Burlington or take part in the management or control of the business of the Partnership.

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

The following table sets forth certain information regarding the current Managers of Burlington and the executive officers of the Partnership. Managers serve for a term of one year and are elected annually. All positions are held with Burlington unless otherwise noted.

Name	Position Held with Burlington	Position Held Since
Michael B. Yanney	Chairman Emeritus of the Board / Manager	2008 / 1984
Lisa Y. Roskens	Chairman of the Board / Manager	2008 / 1999
Chad L. Daffer	Chief Executive Officer	2015
Craig S. Allen	Chief Financial Officer	2015
Mariann Byerwalter	Manager (2)	1997
Dr. William S. Carter	Manager (2)	2003
Walter K. Griffith	Manager (1) (2)	2015
Patrick J. Jung	Manager (1) (2)	2003
Michael O. Johanns	Manager (1) (2)	2015
George H. Krauss	Manager	2001
Dr. Gail Walling Yanney	Manager	1996

(1)	Member of the Burlington Audit Committee. The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K.
(2)	Determined to be independent under both Section 10A of the Exchange Act and the NASDAQ Marketplace Rules.

Following is the biographical information for each of the Managers of Burlington disclosed above, and information for the Chief Executive Officer and Chief Financial Officer of the Partnership:

Mike Yanney, 84, is Chairman Emeritus of the Board of Burlington Capital LLC, formerly America First Companies, which has managed public investment funds.  From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks.  Mr. Yanney served as a director and member of the Executive Committee of FirsTier Financial, Inc., the largest bank holding company in Nebraska, from 1985 until his resignation in 1991.  Mr. Yanney is a member of the board of directors for Burlington Capital LLC, America First Tax Exempt Fund, and was formerly a director of Tetrad, Core Bank Holding Co.,   Level 3 Communications, Inc., Burlington Northern Santa Fe Corporation, Freddie Mac Advisory Board, Durham Resources, Inc., Freedom Communications, Inc., Forest Oil Corporation, MFS Communications, Inc., PKS Information Services, Inc., Omaha Steaks, MFA, and Streck Inc. Mr. Yanney is the husband of Dr. Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 51, is Chief Executive Officer and President of Burlington, as well as being Chairman of the Board of Managers. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development.

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

Chad L. Daffer, 53, is the Chief Executive Officer of the Partnership. Mr. Daffer has been employed by Burlington Capital LLC since 2005 where he served as the Partnership’s Fund Manager.   Prior to joining Burlington, Mr. Daffer served as an Investment Banker from 1996 to 2004 with Kirkpatrick Pettis and from 1992 to 1996 he was employed in Fixed Income Institutional Sales with Paine Webber.  Mr. Daffer has a Bachelor of Science in Accounting from the University of Nebraska.

Craig S. Allen, 59, is the Chief Financial Officer of the Partnership. Mr. Allen has been employed by Burlington Capital, LLC since 2015.  Mr. Allen brings over 25 years of experience working with public and privately traded companies with over 20 years in the financial services industry.  From December 2010 to November 2014, he was previously Senior Vice President and Chief Financial Officer at ECMC Holdings, Oakdale, Minnesota, an $80 million privately held financial services company. Prior to that, from January 2001 to December 2010, Mr. Allen was Chief Financial Officer with XO Group, Inc. (NYSE: XOXO), a publicly traded global multi-media and technology company.  Mr. Allen has a Bachelor of Science degree in Accounting from Northern Illinois University, DeKalb, Illinois.  He also holds designations as a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Certified Management Accountant (CMA) and International Financial Report Standards Certificate (IFRS).

Mariann Byerwalter, 57, is Chairman of JDN Corporate Advisory LLC and the Interim President and CEO of Stanford Health Care. She is also Chairman of the Board of Directors of SRI International. Prior to this, Ms. Byerwalter served as Chairman of the Board of Directors of Stanford Hospital and Clinics from 2006 - 2013. She currently serves as a Director on the following Boards: Pacific Life Insurance Company, Franklin Resources, Inc., WageWorks, Inc., Redwood Trust, Inc., the Stanford Hospital and Clinics, and the Lucile Packard Children’s Hospital.  Ms. Byerwalter is a Trustee Emerita of the Stanford University Board of Trustees, having served three terms as a Trustee between 1992 and 2012. Ms. Byerwalter was Chief Financial Officer and Vice President for Business Affairs of Stanford University (1996 - 2000), and Special Assistant to the President through 2001. Prior to this she was an entrepreneur. She was a partner and co-founder of America First Financial Corporation, which raised funds to purchase and turn-around failed savings and loans from the government. Before this she was Vice President for Strategic Planning and Corporate Development at BankAmerica Corporation, managing acquisitions and divestitures for BankAmerica. Ms. Byerwalter earned her Master’s Degree in Business Administration from Harvard Business School and her Bachelor’s Degree in Economics and Political Science/Public Policy from Stanford University.

Dr. William S. Carter, 91, is retired from medical practice. He is a graduate of Butler University and Kansas University School of Medicine. He was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska and was Managing Partner for the Midwest ENT Group until his retirement in 1993.

Walter K. (Kimball) Griffith, 68, is of counsel to Norris George & Ostrow PLLC since October 2017, a law firm that specializes in providing finance solutions to affordable housing and community development.  Prior to that he was an affordable housing consultant since retiring from Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2015.  From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support.  During the period that he was vice president, Freddie Mac affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff.  From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003.  Mr. Griffith currently serves on the Board of Directors of Enterprise Community Investors, Inc., a national nonprofit that seeks to end housing insecurity through investments in equity and debt as well as supporting local nonprofits serving affordable housing residents and communities.  He also serves as on the Board of Housing Up, formerly Transitional Housing Corporation (chair 2015-2017), a Washington DC-based non-profit that provides housing and supportive services to homeless and at-risk families.  He also serves on the board of Community Preservation Development Corporation, a Washington DC-based nonprofit that develops and owns affordable multifamily properties and workforce housing in the Washington DC region from Baltimore MD to Richmond VA and Newport News VA.

Patrick J. Jung, CPA, 70, currently serves as the Chief Operating Officer of Surdell & Partners, LLC, an advertising company in Omaha, Nebraska. Prior to his position with Surdell & Partners LLC, Mr. Jung was a practicing certified public accountant with KPMG LLC for thirty years. During that period, he served as a Partner for twenty years and as the Managing Partner of the Nebraska business unit for the last six years. Mr. Jung is also a member of the board of directors of Werner Enterprises, Inc., and serves on its audit and compensation committees. Werner, headquartered in Omaha, Nebraska, is a publicly traded transportation and logistics company engaged primarily in hauling truckload shipments of general commodities. Mr. Jung is a director and officer at the Omaha Zoological Society

Michael O. Johanns, 67, was elected to the U.S. Senate in 2008. Senator Johanns served in the 111th through 113th Congresses as a member of the following committees: Appropriations, Agriculture, Banking, Commerce, Environment & Public Works, Indian Affairs and Veterans’ Affairs (varied by Congress). As the 28th Secretary of the U.S. Department of Agriculture, Senator Johanns directed 18 agencies employing 90,000 staff worldwide and managed a $93 billion budget. Senator Johanns served as Governor of Nebraska from 1999 to 2005. Senator Johanns’ public service began on the Lancaster County Board in Nebraska from 1983 to 1987, followed by the Lincoln City Council from 1989 to 1991. He was elected Mayor of Lincoln in 1991and reelected without opposition in 1995. He is a graduate of St. Mary’s University of Minnesota and holds a law degree from Creighton University in Omaha. He clerked for the Nebraska Supreme Court before practicing law in O’Neill and Lincoln, Nebraska.

George H. Krauss, 76, was a consultant to Burlington from 1996 until 2010. From 2010 until present Mr. Krauss has been a Managing Director of Burlington. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP, serving as such firm’s managing partner from 1983 to 1993, and, from 1997 to 2006, was Of Counsel to such firm.  Mr. Krauss currently serves as the Chairman of the board of directors of MFA Mortgage Investments, Inc.  Mr. Krauss previously served on the board of directors of Gateway, Inc., from 1991 to October 2007, West Corporation, from January 2001 to October 2006, America First Apartment Investors, Inc., from January 2003 to September 2007, infoGROUP, Inc., from December 2007 to July 2010 and Core Bank and its predecessor Omaha State Bank from 1987 to 2017.  Mr. Krauss received a Juris Doctorate degree and a Master’s of Business Administration degree from the University of Nebraska.

Dr. Gail Walling Yanney, 81, is a retired physician.  Dr. Walling Yanney practiced anesthesiology.  She was the Executive Director of the Clarkson Foundation from 1993 until October 1995.  In addition, she was the director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A.  Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Managers of Burlington and executive officers of the Partnership and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, Managers and Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that all Section 16(a) filing requirements applicable to the executive officers, Managers, and beneficial owners of BUCs were satisfied in a timely manner during the year ended December 31, 2017.

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

The Audit Committee held four meetings in 2017.  The Audit Committee assists the Board of Managers in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls.  The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm.  The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.  Our independent registered public accounting firm is given unrestricted access to the Audit Committee and Burlington’s management, as necessary.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2017, whom we refer to as our “named executive officers.”  For 2017, the Partnership’s named executive officers consisted of Chad L. Daffer, the Chief Executive Officer, and Craig S. Allen, the Chief Financial Officer.  Mr. Daffer and Mr. Allen are both employees, but not executive officers, of Burlington.  Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that, as of December 31, 2017, Mr. Daffer and Mr. Allen were the only individuals who served as executive officers of the Partnership.

Under the terms of its Amended and Restated LP Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Burlington or to any limited partners of AFCA 2. In this regard, the compensation of the named executive officers of the Partnership is determined exclusively by Burlington. The Partnership reimburses AFCA 2 for services provided by the Partnership’s named executive officers. Accordingly, the Partnership does not have an executive compensation program for the named executive officers that is controlled by the Partnership.

Set forth below is information about all compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the named executive officers for the year ended December 31, 2017.

Compensation Committee Report

The Partnership does not have a separate compensation committee.  We, as the Board of Managers of Burlington, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2017.

Respectfully Submitted,

Lisa Y. Roskens, Chairman	Patrick J. Jung
Michael B. Yanney, Chairman Emeritus	Michael O. Johanns
Mariann Byerwalter	George H. Krauss
William S. Carter	Gail Walling Yanney
Walter K. Griffith

Summary Compensation Table For 2017

The following table sets forth information regarding compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to our named executive officers for the year ended December 31, 2017 and 2016.  No such compensation was paid in 2015, therefore no amounts are provided for that year.

Name and Principal Position	Year	Unit Awards (1) ($)	Total ($)
Chad L. Daffer	2017	325,679	325,679
Chief Executive Officer	2016	330,670	330,670

Craig S. Allen	2017	268,290	268,290
Chief Financial Officer	2016	267,088	267,088

(1)

This column reflects grants of restricted unit awards under ATAX’s 2015 Equity Incentive Plan (the “Plan”).  The Plan permits the grant of restricted units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3 million BUCs.  Restricted unit awards are generally granted with vesting conditions ranging from three months to up to three years.  Restricted unit awards granted to Managers and executive officers during 2016 and 2017 provide for the payment of distributions during the restriction period.  The restricted unit awards provide for accelerated vesting if there is a change in control.  The value of the restricted unit awards to the named executives in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The values were computed by multiplying the number of units underlying the unit award by the closing price per Unit of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the named executive officers a total of 63,311 restricted units on March 21, 2017 and 40,189 restricted units on May 24, 2017, with grant date fair values of $5.70 and $5.80 per unit, respectively.

Grants of Plan-Based Awards Table for 2017

Name	Grant Date	All other stock awards: Number of shares of stock or units (1) (#)	Grant date fair value of stock and option awards (2) ($)
Chad L. Daffer	3/21/2017	34,714	197,870
	5/24/2017	22,036	127,809

Craig S. Allen	3/21/2017	28,597	163,003
	5/24/2017	18,153	105,287
(1)	For each award disclosed in this column, one-third of the aggregate number of restricted units vest on each of November 30, 2017, 2018, and 2019.
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

The maximum number of BUCs that may be delivered with respect to awards under the Plan are 3,000,000. The Plan is generally administered by Burlington’s Board, or any compensation committee of Burlington’s Board, if appointed, or any other committee as may be appointed by the Board to administer the Plan (the Board or any such committee is referred to herein as the “Committee”).  The Committee has the full authority, subject to the terms of the Plan, to establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan, to designate participants under the Plan, to determine the number of BUCs to be covered by awards, to determine the type or types of awards to be granted to a participant, and to determine the terms and conditions of any award.  All of Burlington’s employees and members of the Board, and employees of Burlington’s affiliates, including the Partnership, that perform services for Burlington, the Partnership, or an affiliate of either are eligible to be selected to participate in the Plan.  The selection of which eligible individuals will receive awards is within the sole discretion of the Committee.

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

Restricted units granted under the Plan totaled 283,026 and 272,307 for the years ended December 31, 2017 and 2016, respectively.  No other types of awards have been granted under the Plan as of December 31, 2017.  There are 2,513,674 BUCs available for future issuance under the Plan.

Outstanding Equity Awards at Fiscal Year-End 2017

Name	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Chad L. Daffer	56,122	339,538
Craig S. Allen	45,940	277,937
(1)	Represents restricted units granted under the Plan. The remaining unvested restricted units vest in varying amounts on November 30 and December 31, 2018 and November 30, 2019.
(2)

The market value of the restricted units set forth in this column was computed by multiplying $6.05, the closing market price of the BUCs on December 29, 2017, which was the last trading day of 2017, by the number of units.

Units Vested Table For 2017

Name	Number of Units Acquired on Vesting (#)	Value Realized On Vesting (1) ($)
Chad L. Daffer	37,203	226,970
Craig S. Allen	30,353	185,194
(1)	The value was computed by multiplying the number of units vested by the closing price of the BUCs on the last trading day before the vesting date.

Pay Ratio Disclosure

Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K require disclosures pertaining to the relationship of annual total compensation of employees of the registrant and its principal executive officer (“CEO Pay Ratio”). The term “employees” within the final rule includes full-time, part-time, seasonal, and temporary employees employed by the registrant or any of its consolidated subsidiaries.  Item 402(u) affords the Partnership flexibility in selecting the methodology for determining the CEO Pay Ratio, including widely recognized legal tests such as U.S. federal income tax laws. Based on the methodology employed, the Partnership and its consolidated subsidiaries are not considered to have any employees. Accordingly, the pay ratio disclosures are not applicable to the Partnership.

Manager Compensation for 2017

The Board of Managers of Burlington effectively acts as the Partnership’s board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Select Market in order for the Company and its BUCs to comply with these rules.  Among other things, a majority of the Board of Managers of Burlington consists of Managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market.  These independent Managers are Mariann Byerwalter, William S. Carter, Walter K. Griffith, Patrick J. Jung, and Michael O. Johanns.  During 2017, the Partnership paid Burlington a total of $131,000 as reimbursement for services provided to the Partnership by independent Managers.  We did not pay any other compensation of any nature to any of the Managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers, other than what is disclosed in the table below.

The following table sets forth the total compensation paid to the Managers of Burlington for the year ended December 31, 2017 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash	Restricted Unit Awards (1)	Total Compensation
Michael B. Yanney (2)	$-	$187,947	$187,947
Lisa Y. Roskens (3)	-	226,684	226,684
Mariann Byerwalter	27,625	39,925	67,550
Dr. William S. Carter	26,000	39,925	65,925
Walter K. Griffith	31,875	34,932	66,807
Patrick J. Jung	22,750	42,416	65,166
Michael O. Johanns	22,750	34,932	57,682
George H. Krauss (4)	-	53,084	53,084
Dr. Gail Walling Yanney	-	29,940	29,940

(1)

Refers to restricted unit awards granted under the Plan. The value of restricted unit awards to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The value was computed by multiplying the number of units underlying the unit award by the closing price per Unit of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the Managers a total of 73,523 restricted units on March 21, 2017 and 46,673 restricted units on May 24, 2017, with grant date fair values of $5.70 and $5.80 per unit, respectively.

(2)	Of the 32,750 Restricted Unit Awards granted to Mr. Yanney during 2017, 21,834 are unvested as of December 31, 2017.
(3)	Of the 39,500 Restricted Unit Awards granted to Ms. Roskens during 2017, 26,334 are unvested as of December 31, 2017.
(4)	Of the 9,250 Restricted Unit Awards granted to Mr. Krauss during 2017, 6,167 are unvested as of December 31, 2017.

Compensation Committee Interlocks and Insider Participation

Since we do not have a standing compensation committee, governance and compensation decisions are made by the entire Burlington Board of Managers.  The members of Burlington’s Board of Managers are disclosed above under the caption “Item 10.  Directors, Executive Officers and Corporate Governance.”  During the year ended December 31, 2017, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a manager or member of Burlington’s Board of Managers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b)  Chad L. Daffer and Craig S. Allen are the only executive officers of the Partnership, but they are employed by Burlington. The other persons constituting management of the Partnership are employees of Burlington as well.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Daffer, Mr. Allen and each of the Managers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of February 27, 2018, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term

“beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 60,373,674 issued and outstanding BUCs and unvested restricted units at December 31, 2017.

Name	Number of BUCs Beneficially Owned		Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	542,200	(1)	*
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	539,935	(2)	*
Chad L. Daffer, Chief Executive Officer	227,391	(3)	*
Craig S. Allen, Chief Financial Officer	83,290	(4)	*
Mariann Byerwalter, Manager of Burlington	13,379		*
Dr. William S. Carter, Manager of Burlington	13,886		*
Walter K. Griffith, Manager of Burlington	36,133		*
Patrick J. Jung, Manager of Burlington	44,671	(5)	*
Michael O. Johanns, Manager of Burlington	11,133		*
George H. Krauss, Manager of Burlington	284,677	(6)	*
Dr. Gail Walling Yanney, Manager of Burlington	503,422	(7)	*
All current executive officers and Managers of Burlington as a group (11 persons)	1,370,133		2.3%

*	denotes ownership of less than 1%.
(1)

Amount includes 464,992 BUCs held by Burlington Capital LLC.  Mr. Yanney has a beneficial ownership interest in and is a Manager and Chairman Emeritus of Burlington Capital LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to his ownership interest in Burlington Capital LLC. Amount includes 32,546 restricted units with respect to which Mr. Yanney has voting rights.

(2)

Amount includes 464,992 BUCs held by Burlington Capital LLC.  Ms. Roskens has a beneficial ownership interest in, and is a Manager, Chairman, President, and Chief Executive Officer of Burlington Capital LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in Burlington Capital LLC. Amount includes 5,374 BUCs held in trust for the benefit of Ms. Roskens’ two children. Amount includes 39,248 restricted units with respect to which Ms. Roskens has voting rights.

(3)	Amount includes 7,260 BUCs held in trust for the benefit of Mr. Daffer’s two children. Amount includes 56,122 restricted units with respect to which Mr. Daffer has voting rights.
(4)	Amount includes 45,940 restricted units with respect to which Mr. Allen has voting rights.
(5)	Amount includes 30,000 BUCs owned by Mr. Jung’s spouse.
(6)	Amount includes 172,785 BUCs owned by Mr. Krauss’ spouse. Amount includes 9,227 restricted units with respect to which Mr. Krauss has voting rights.
(7)

Amount includes 464,992 BUCs held by Burlington Capital LLC.  Dr. Yanney has a beneficial ownership interest in and is a Manager of Burlington Capital LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in Burlington Capital LLC. Amount also includes 28,167 BUCs held in Dr. Yanney’s retirement account.

(c)  There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

(d)  For information regarding the compensation plan under which equity securities of the Partnership are currently authorized for issuance, see “Equity Compensation Plan Information” in Part II, Item 5, of this report on Form 10-K, which is incorporated by reference herein.

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

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Company for 2017. The Audit Committee regularly reviews and determines whether any non-audit services provided by PricewaterhouseCoopers LLP potentially affects their independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2017, all services performed by PricewaterhouseCoopers LLP, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with this policy.

Prior to 2016, the Audit Committee had engaged Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm for the Company. As previously disclosed, on November 19, 2015 the Audit Committee recommended and authorized a change in independent registered public accounting firm from Deloitte to PricewaterhouseCoopers LLP, which became effective upon the issuance by Deloitte of its reports on the consolidated financial statements as of and for the year ended December 31, 2015 and the effectiveness of internal control over financial reporting as of December 31, 2015 which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Deloitte’s audit reports on the Partnership’s financial statements as of and for the fiscal year ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  During the Partnership’s fiscal years ended December 31, 2015 and the subsequent interim period in 2016 before the change in auditors became effective, there were no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in their reports included in the Partnership’s filings with the Securities and Exchange Commission.  In addition, there were no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the fiscal years ended December 31, 2015, or during the subsequent interim period in 2016 before the change in auditors became effective.

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2017 and 2016, and the aggregate fees billed by Deloitte with respect to audit and non-audit services for the Company during the subsequent interim period in 2016 before the change in auditors became effective:

	2017	2016 (PwC) (4)	2016 (Deloitte)
Audit Fees (1)	$1,082,277	$960,042	$75,000
Audit-Related Fees (2)	-	26,766	14,000
Tax Fees (3)	193,663	201,647	-
All Other Fees	-	-	-

(1)

Audit Fees- Includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2017 and 2016, and other services provided in connection with regulatory filings that generally only the principal auditor can reasonably provide.

(2)

Audit-Related Fees - Includes services that are reasonably related to the performance of the audit or review of the financial statements, including audit and attestation services related to financial reporting that are not required by statute or regulation.

(3)	Tax Fees - Includes fees and expenses for the professional services rendered for the preparation and review of tax returns and K-1’s.
(4)

The Audit Fees for 2016 services provided by PwC include additional billings related to the 2016 audit that were not determined until after filing of the 2016 Form 10-K. The amount disclosed above has been adjusted accordingly to reflect the additional billings.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this report:

1.    Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Company as of December 31, 2017 and 2016.

Consolidated Statements of Operations of the Company for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income (Loss) of the Company for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Partners’ Capital of the Company for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2017, 2016 and 2015.

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

3.4

Third Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated August 7, 2017 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 7, 2017).

3.5

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

3.7

Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Registration Statement on Form S-11 (No. 2-99997) filed by America First Tax Exempt Mortgage Fund Limited Partnership on August 30, 1985). (P)

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

10.13

Subordinate Bonds Custody Agreement dated July 1, 2014 by and among The Bank of New York Mellon Trust Company, N.A., the Federal Home Loan Mortgage Corporation, America First Multifamily Investors, L.P., and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

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

10.41

Fourth Amendment to Credit Agreement dated May 22, 2017 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 25, 2017).

10.42

Credit Agreement dated December 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on March 3, 2017).

10.43

Promissory Note dated December 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on March 3, 2017).

10.44

Security Agreement dated December 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.43 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on March 3, 2017).

10.45

Collateral Account Control Agreement dated December 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.44 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on March 3, 2017).

10.46

Mortgage with Assignment of Rents, Security Agreement and Fixture Filing dated December 14, 2016 between Meadowbrook Apartments Limited Partnership and Bankers Trust Company (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on March 3, 2017).

10.47

Series A Preferred Units Subscription Agreement dated March 30, 2016 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 2, 2016).

10.48

Series A Preferred Units Subscription Agreement dated May 19, 2016 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 5, 2016).

10.49

Series A Preferred Units Subscription Agreement dated September 30, 2016 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 7, 2016).

10.50

Series A Preferred Units Subscription Agreement dated December 1, 2016 (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on March 3, 2017).

10.51

Series A Preferred Units Subscription Agreement dated March 3, 2017 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2017).

10.52

Series A Preferred Units Subscription Agreement dated March 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2017).

10.53	Series A Preferred Units Subscription Agreement dated August 7, 2017 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 6, 2017).
10.54	Series A Preferred Units Subscription Agreement dated October 2, 2017.
10.55	Series A Preferred Units Subscription Agreement dated October 25, 2017.
10.56

Regulatory Margin Self-Disclosure Letter dated June 30, 2017 between ATAX TEBS II, LLC and the International Swaps and Derivative Association, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.57

Rate Cap Agreement dated June 28, 2017 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.58

Regulatory Margin Self-Disclosure Letter dated June 30, 2017 between ATAX TEBS III, LLC and the International Swaps and Derivative Association, Inc. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.59

Rate Cap Agreement dated June 28, 2017 between ATAX TEBS III, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.60

Amended and Restated Rate Cap Agreement dated August 10, 2017 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 6, 2017).

10.61

Amended and Restated Rate Cap Agreement dated August 10, 2017 between ATAX TEBS III, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 6, 2017).

10.62

Capital on DemandTM Sales Agreement, dated December 7, 2017, by and between America First Multifamily Investors, L.P. and JonesTrading Institutional Services, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on December 7, 2017).

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
101

The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the  Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) the  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2017, 2016 and 2015, (v) the  Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to  Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

(P) Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
Date:	February 28, 2018
By	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer
America First Multifamily Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2018	By	/s/ Michael B. Yanney*
Michael B. Yanney,
Chairman Emeritus of the Board and
Manager of Burlington Capital LLC

Date:	February 28, 2018	By	/s/ Lisa Y. Roskens*
Lisa Y. Roskens
Chairman of the Board, President, Chief Executive Offer and Manager of Burlington Capital LLC

Date:	February 28, 2018	By	/s/ Chad L. Daffer
Chad L. Daffer,
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	February 28, 2018	By	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 28, 2018	By	/s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of Burlington Capital LLC

Date:	February 28, 2018	By	/s/ William S. Carter*
William S. Carter,
Manager of Burlington Capital LLC

Date:	February 28, 2018	By	/s/ Walter K. Griffith*
Walter K. Griffith,
Manager of Burlington Capital LLC

Date:	February 28, 2018	By	/s/ Patrick J. Jung*
Patrick J. Jung,
Manager of Burlington Capital LLC

Date:	February 28, 2018	By	/s/ Michael O. Johanns*
Michael O. Johanns,
Manager of Burlington Capital LLC

Date:	February 28, 2018	By	/s/ George H. Krauss*
George H. Krauss,
Manager of Burlington Capital LLC

Date:	February 28, 2018	By	/s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of Burlington Capital LLC

*By	Craig S. Allen,
Attorney-in-Fact

By	/s/ Craig S. Allen
Craig S. Allen