Form 10-Q
period 2018-03-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2018-05-07
CIK 1059142

Fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. (“ATAX”) and its wholly-owned subsidiaries. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Partnership’s report for additional details.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	Unaudited
Assets
Cash and cash equivalents	$53,959,775	$69,597,699
Restricted cash	1,115,880	1,985,630
Interest receivable, net	8,197,276	6,541,132
Mortgage revenue bonds held in trust, at fair value (Note 6)	681,201,158	710,867,447
Mortgage revenue bonds, at fair value (Note 6)	74,758,296	77,971,208
Public housing capital fund trusts, at fair value (Note 7)	48,939,254	49,641,588
Real estate assets: (Note 8)
Land and improvements	7,414,657	7,319,235
Buildings and improvements	79,130,567	78,953,488
Real estate assets before accumulated depreciation	86,545,224	86,272,723
Accumulated depreciation	(10,484,484)	(9,580,531)
Net real estate assets	76,060,740	76,692,192
Investment in unconsolidated entities (Note 9)	52,809,740	39,608,927
Property loans, net of loan loss allowance (Note 10)	29,430,525	29,513,874
Other assets (Note 12)	7,026,986	7,348,302
Total Assets	$1,033,499,630	$1,069,767,999

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,752,984	$8,494,227
Distribution payable	7,632,945	8,423,803
Unsecured lines of credit (Note 13)	50,000,000	50,000,000
Debt financing, net (Note 14)	550,425,793	558,328,347
Mortgages payable and other secured financing, net (Note 15)	35,453,563	35,540,174
Derivative swaps, at fair value (Note 16)	341,740	826,852
Total Liabilities	651,607,025	661,613,403

Commitments and Contingencies (Note 17)

Redeemable Series A preferred units, approximately $94.5 redemption value, 10.0 million authorized, 9.5 million issued and outstanding (Note 18)	94,323,338	94,314,326

Partnersʼ Capital
General Partner (Note 1)	185,189	437,256
Beneficial Unit Certificate holders	287,384,078	313,403,014
Total Partnersʼ Capital	287,569,267	313,840,270
Total Liabilities and Partnersʼ Capital	$1,033,499,630	$1,069,767,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Property revenues	$2,336,512	$3,729,778
Investment income	13,378,486	11,470,186
Contingent interest income	-	132,650
Other interest income	743,036	645,137
Other income	-	62,637
Total revenues	16,458,034	16,040,388
Expenses:
Real estate operating (exclusive of items shown below)	1,395,493	2,484,216
Depreciation and amortization	906,315	1,592,826
Amortization of deferred financing costs	464,772	740,238
Interest expense	4,882,305	5,442,253
General and administrative	2,811,845	3,130,880
Total expenses	10,460,730	13,390,413
Other Income:
Gain on sale of real estate assets, net	-	7,168,587
Income before income taxes	5,997,304	9,818,562
Income tax expense (benefit)	(7,000)	2,458,047
Net income	6,004,304	7,360,515
Net income attributable to noncontrolling interest	-	71,653
Partnership net income	6,004,304	7,288,862
Redeemable Series A preferred unit distributions and accretion	(717,763)	(324,642)
Net income available to Partners	$5,286,541	$6,964,220

Net income available to Partners and noncontrolling interest allocated to:
General Partner	$52,865	$1,147,072
Limited Partners - Unitholders	5,199,401	5,794,702
Limited Partners - Restricted Unitholders	34,275	22,446
Noncontrolling interest	-	71,653
	$5,286,541	$7,035,873
Net income per Unit, basic and diluted	$0.09	$0.10
Distributions declared, per Unit	$0.125	$0.125
Weighted average number of Units outstanding, basic	60,124,333	60,037,687
Weighted average number of Units outstanding, diluted	60,124,333	60,037,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Net income	$6,004,304	$7,360,515
Unrealized gain (loss) on securities	(21,874,876)	18,980,366
Unrealized gain (loss) on bond purchase commitments	(975,067)	220,944
Comprehensive income (loss)	(16,845,639)	26,561,825
Comprehensive income allocated to noncontrolling interest	-	71,653
Partnership comprehensive income (loss)	$(16,845,639)	$26,490,172

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2018 and 2017

(UNAUDITED)

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$437,256	60,373,674	$313,403,014	$-	$313,840,270	$75,623,830
Cumulative effect of accounting change (Note 2)	(2,169)		(214,779)	-	(216,948)	-
Distributions paid or accrued
Regular distribution	(76,329)		(7,556,616)	-	(7,632,945)	-
Net income allocable to Partners	52,865		5,233,676	-	5,286,541	-
Sale of Beneficial Unit Certificates, net of issuance costs	-	38,617	192,310	-	192,310	-
Repurchase of Beneficial Unit Certificates	-	(198,465)	(1,256,654)	-	(1,256,654)	-
Restricted units awarded	-	239,102	-	-	-	-
Restricted units compensation expense	2,066		204,570	-	206,636	-
Unrealized gain on securities	(218,749)		(21,656,127)	-	(21,874,876)	(21,874,876)
Unrealized gain on bond purchase commitment	(9,751)		(965,316)	-	(975,067)	(975,067)
Balance at March 31, 2018	$185,189	60,452,928	$287,384,078	$-	$287,569,267	$52,773,887

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$102,536	60,224,538	$280,026,669	$4,663	$280,133,868	$38,895,484
Distribution to noncontrolling interest	-		-	(76,316)	(76,316)
Distributions paid or accrued
Regular distribution	(42,610)		(4,218,413)	-	(4,261,023)	-
Distribution of Tier 2 earnings (Note 3)	(1,104,401)		(3,313,203)	-	(4,417,604)	-
Net income allocable to Partners	1,147,072		5,817,148	71,653	7,035,873	-
Repurchase of Beneficial Unit Certificates	-	(144,748)	(823,358)	-	(823,358)	-
Restricted units awarded	-	173,138	-	-	-	-
Restricted units compensation expense	1,708		169,132	-	170,840	-
Unrealized gain on securities	189,804		18,790,562	-	18,980,366	18,980,366
Unrealized gain on bond purchase commitment	2,209		218,735	-	220,944	220,944
Balance at March 31, 2017	$296,318	60,252,928	$296,667,272	$-	$296,963,590	$58,096,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,004,304	$7,360,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	906,315	1,592,826
Gain on sale of real estate assets, net	-	(7,168,587)
Loss (gain) on derivatives, net of cash paid	(1,082,333)	121,349
Restricted unit compensation expense	206,636	170,840
Bond premium/discount amortization	(17,041)	(35,767)
Amortization of deferred financing costs	464,772	740,238
Deferred income tax expense & income tax payable	2,754	2,458,047
Change in preferred return receivable from unconsolidated entities	(877,995)	(581,772)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,656,144)	(290,486)
Increase in other assets	(255,901)	(97,700)
Increase (decrease) in accounts payable and accrued expenses	(824,082)	612,007
Net cash provided by operating activities	2,871,285	4,881,510
Cash flows from investing activities:
Capital expenditures	(150,460)	(112,629)
Proceeds from sale of MF Properties	-	13,750,000
Acquisition of mortgage revenue bonds	-	(59,585,000)
Contributions to unconsolidated entities	(9,725,034)	(6,412,262)
Principal payments received on mortgage revenue bonds	11,301,939	1,114,063
Principal payments received on taxable mortgage revenue bonds	2,732	3,888
Principal payments received on PHCs	226,714	-
Cash paid for land held for development and deposits on potential purchases	(2,560,244)	-
Advances on property loans	(66,651)	(1,701,499)
Principal payments received on property loans	150,000	500,000
Net cash used in investing activities	(821,004)	(52,443,439)
Cash flows from financing activities:
Distributions paid	(9,116,720)	(8,289,468)
Proceeds from the sale of redeemable Series A Preferred Units	-	16,131,000
Repurchase of Beneficial Unit Certificates	(1,256,654)	(823,358)
Proceeds from the sale of Beneficial Unit Certificates	233,633	-
Payment of offering costs related to the sale of Beneficial Unit Certificates	(4,678)	-
Payment of tax withholding related to restricted unit awards	-	(153,306)
Distribution to noncontrolling interest	-	(76,316)
Proceeds from debt financing	-	135,100,000
Principal payments on debt financing	(8,303,677)	(31,593,250)
Principal payments on mortgages payable	(113,308)	(233,630)
Principal borrowing on unsecured lines of credit	-	22,460,000
Principal payments on unsecured and secured lines of credit	-	(82,460,000)
Increase (decrease) in security deposit liability related to restricted cash	3,449	(100,762)
Debt financing and other deferred costs	-	(1,215,213)
Net cash provided by (used in) financing activities	(18,557,955)	48,745,697
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,507,674)	1,183,768
Cash, cash equivalents and restricted cash at beginning of period	71,583,329	27,506,220
Cash, cash equivalents and restricted cash at end of period	$55,075,655	$28,689,988

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,617,890	$4,907,078
Cash paid during the period for income taxes	$14,859	$-
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for Beneficial Unit Certificates and general partner	$7,632,945	$8,678,628
Distributions declared but not paid for Series A Preferred Units	$708,750	$320,823
Land contributed as investment in an unconsolidated entity	$2,597,784	$3,091,023
Capital expenditures financed through accounts payable	$54,581	$33,072
Deferred financing and equity issuance costs financed through accounts payable	$6,222	$46,764

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$53,959,775	$22,778,461
Restricted cash	1,115,880	5,911,527
Total cash, cash equivalents and restricted cash	$55,075,655	$28,689,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. All intercompany transactions are eliminated.  At March 31, 2018, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with Freddie Mac.

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the second TEBS Financing, (“M31 TEBS Financing”) with Freddie Mac.
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the third TEBS Financing (“M33 TEBS Financing”), with Freddie Mac.
•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, committed to loan money or provide equity for the development of multifamily properties.
•	One MF Property, The 50/50, is owned by a wholly-owned corporation (“the Greens Hold Co”).
•	One MF Property, Jade Park, is owned by a wholly-owned subsidiary of the Partnership and one MF Property, Suites on Paseo, is owned directly by the Partnership.

Restricted Cash

Restricted cash is legally restricted to use and is comprised of resident security deposits and escrowed funds.  In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities and the Partnership’s interest rate derivatives. Restricted cash is presented with cash and cash equivalents on the condensed consolidated statement of cash flows in accordance with the adoption of Accounting Standards Update (“ASU”) 2016-18 effective for the Partnership as of January 1, 2018.

Investments in Mortgage Revenue Bond, Taxable Mortgage Revenue Bonds

The Partnership owns certain MRBs that were purchased at a discount or premium. The Partnership chose to early adopt the provisions of ASU 2017-08 relating to premiums on purchased callable debt securities effective January 1, 2018. Upon adoption, premiums on callable MRB investments are amortized as a yield adjustment to the earliest call date. The Partnership recorded a cumulative adjustment to partners’ capital of approximately $217,000 as of January 1, 2018 related to the adoption of ASU 2017-08. Results for prior periods were not adjusted and premiums continue to be reported as a yield adjustment to the stated maturity. The approximate impact of the adoption of ASU 2017-08 to net income for the three months ended March 31, 2018 was a decrease in investment income of approximately $17,000 as compared to the historical accounting policy. Discounts on MRB investments continue to be amortized as a yield adjustment to the stated maturity. Amortization of premiums and discounts are recognized as investment income on the condensed consolidated statement of operations.

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

Revenue Recognition on Investments in Real Estate

The Partnership’s MF Properties are lessors of multifamily, student housing, and senior citizen rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term. The Partnership also recognizes other non-lease revenues related to other operations at the MF Properties such as parking and food service revenues at student housing properties. Such revenues are recognized over time as services are provided. Such non-lease revenue streams are within the scope of Accounting Standards Codification (“ASC”) 606, which is effective for the Partnership as of January 1, 2018. The adoption of ASC 606 did not have a material impact on the Partnerships’ condensed consolidated financial statements.

Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”) permits the grant of Restricted Units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to three years. RUAs currently provide for the payment of quarterly distributions during the vesting period. The RUAs provide for accelerated vesting if there is a change in control or upon death or disability of the Participant. The Partnership accounts for forfeitures when they occur.

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. These condensed consolidated financial statements and notes have been prepared consistently with the 2017 Form 10-K, with the exception of new accounting standards that were adopted and are discussed herein. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position at March 31, 2018, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2017, was derived from audited annual financial statements, but does not contain all the footnote disclosures from the annual consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities. There were no dilutive Units for the three months ended March 31, 2018 and 2017.

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

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the condensed consolidated financial statements.

The Partnership held variable interests in 22 and 23 non-consolidated VIEs at March 31, 2018 and December 31, 2017, respectively. The following table summarizes the Partnerships variable interests in these entities at March 31, 2018 and December 31, 2017:

	Maximum Exposure to Loss
	March 31, 2018	December 31, 2017
Mortgage revenue bonds	$118,447,248	$146,344,195
Property loans	15,674,613	15,824,613
Investment in unconsolidated entities	52,809,740	39,608,927
	$186,931,601	$201,777,735

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns at March 31, 2018 and December 31, 2017. The difference between a MRB’s carrying value on the condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans at March 31, 2018 and December 31, 2017 is equal to the unpaid principal balance plus accrued interest. The difference between a property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been previously recorded against the property loans.

6. Investments in Mortgage Revenue Bonds (“MRBs”)

MRBs owned by the Partnership have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 14). The Partnership had the following investments in MRBs at March 31, 2018 and December 31, 2017:

	March 31, 2018
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$773,689	$-	$17,231,689
Glenview Apartments - Series A (4)	CA	4,616,146	392,021	-	5,008,167
Harmony Court Bakersfield - Series A (2)	CA	3,730,000	267,644	-	3,997,644
Harmony Terrace - Series A & B (2)	CA	14,300,000	560,658	-	14,860,658
Harden Ranch - Series A (3)	CA	6,828,743	886,164	-	7,714,907
Las Palmas II - Series A & B (2)	CA	3,465,000	119,122	-	3,584,122
Montclair Apartments - Series A (4)	CA	2,500,824	321,683	-	2,822,507
San Vicente - Series A & B (2)	CA	5,320,000	178,617	-	5,498,617
Santa Fe Apartments - Series A (4)	CA	3,029,654	414,470	-	3,444,124
Seasons at Simi Valley - Series A (2)	CA	4,356,248	648,547	-	5,004,795
Seasons Lakewood - Series A (2)	CA	7,350,000	566,282	-	7,916,282
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	699,621	-	19,648,621
Summerhill - Series A (2)	CA	6,423,000	460,878	-	6,883,878
Sycamore Walk - Series A (2)	CA	3,625,940	312,495	-	3,938,435
The Village at Madera - Series A & B (2)	CA	4,804,000	219,826	-	5,023,826
Tyler Park Townhomes - Series A (3)	CA	5,950,280	570,581	-	6,520,861
Westside Village Market - Series A (3)	CA	3,888,497	482,661	-	4,371,158
Lake Forest (1)	FL	8,469,000	1,181,238	-	9,650,238
Brookstone (1)	IL	7,446,582	1,452,965	-	8,899,547
Copper Gate Apartments (3)	IN	5,100,000	624,322	-	5,724,322
Renaissance - Series A (4)	LA	11,211,177	1,495,441	-	12,706,618
Live 929 Apartments (2)	MD	40,380,356	3,138,301	-	43,518,657
Woodlynn Village (1)	MN	4,267,000	10,058	-	4,277,058
Greens Property - Series A (3)	NC	8,104,000	921,283	-	9,025,283
Silver Moon - Series A (4)	NM	7,865,663	683,207	-	8,548,870
Ohio Properties - Series A (1)	OH	14,083,000	634,474	-	14,717,474
Bridle Ridge (1)	SC	7,430,000	47,812	-	7,477,812
Columbia Gardens (2)	SC	13,336,778	1,267,129	-	14,603,907
Companion at Thornhill Apartments (2)	SC	11,377,893	960,039	-	12,337,932
Cross Creek (1)	SC	6,139,056	2,705,228	-	8,844,284
The Palms at Premier Park Apartments (3)	SC	19,191,003	1,945,444	-	21,136,447
Village at River's Edge (2)	SC	9,984,860	1,324,906	-	11,309,766
Willow Run (2)	SC	13,152,289	1,195,384	-	14,347,673
Arbors at Hickory Ridge (3)	TN	11,292,992	1,186,994	-	12,479,986
Pro Nova 2014-1 (2)	TN	10,031,209	-	(67,060)	9,964,149
Avistar at Copperfield - Series A (2)	TX	10,000,000	198,101	-	10,198,101
Avistar at the Crest - Series A (3)	TX	9,432,184	785,646	-	10,217,830
Avistar at the Oaks - Series A (3)	TX	7,616,915	629,510	-	8,246,425
Avistar at the Parkway - Series A (4)	TX	13,204,519	481,891	-	13,686,410
Avistar at Wilcrest - Series A (2)	TX	3,775,000	-	(29,262)	3,745,738
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	503,531	-	32,353,531
Avistar in 09 - Series A (3)	TX	6,576,911	514,160	-	7,091,071
Avistar on the Boulevard - Series A (3)	TX	16,068,745	1,268,206	-	17,336,951
Avistar on the Hills - Series A (3)	TX	5,262,510	434,927	-	5,697,437
Bella Vista (1)	TX	6,295,000	72,246	-	6,367,246
Bruton Apartments (2)	TX	18,022,873	1,975,389	-	19,998,262
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,094,593	-	21,279,593
Concord at Little York - Series A (2)	TX	13,440,000	1,530,165	-	14,970,165
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,370,389	-	23,190,389
Crossing at 1415 - Series A (2)	TX	7,524,044	525,631	-	8,049,675
Decatur Angle (2)	TX	22,754,649	1,465,876	-	24,220,525
Heights at 515 - Series A (2)	TX	6,888,392	600,565	-	7,488,957
Heritage Square - Series A (4)	TX	11,037,518	676,672	-	11,714,190
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	406,337	-	18,248,337
Runnymede (1)	TX	10,150,000	140,110	-	10,290,110
Southpark (1)	TX	11,712,016	2,679,516	-	14,391,532
Vantage at Judson -Series B (4)	TX	26,078,566	2,111,015	-	28,189,581
15 West Apartments (2)	WA	9,783,080	1,405,708	-	11,188,788
Mortgage revenue bonds held in trust		$629,778,112	$51,519,368	$(96,322)	$681,201,158

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 14

(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 14
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 14
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 14

	March 31, 2018
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montecito at Williams Ranch Apartments - Series A & B	CA	$12,471,000	$776,383	$-	$13,247,383
Seasons at Simi Valley - Series B	CA	1,944,000	-	(1,136)	1,942,864
Vineyard Gardens - Series A & B	CA	6,841,000	482,272	-	7,323,272
Greens Property - Series B	NC	936,570	169,744	-	1,106,314
Ohio Properties - Series B	OH	3,532,410	130,529	-	3,662,939
Rosewood Townhomes - Series A & B	SC	9,750,000	-	(451,738)	9,298,262
South Pointe Apartments - Series A & B	SC	22,700,000	-	(957,244)	21,742,756
Avistar at Copperfield - Series B	TX	4,000,000	12,133	-	4,012,133
Avistar at the Crest - Series B	TX	748,465	32,457	-	780,922
Avistar at the Oaks - Series B	TX	547,506	22,972	-	570,478
Avistar at the Parkway - Series B	TX	124,799	26,156	-	150,955
Avistar at Wilcrest - Series B	TX	1,550,000	4,770	-	1,554,770
Avistar at Wood Hollow - Series B	TX	8,410,000	27,371	-	8,437,371
Avistar in 09 - Series B	TX	451,643	13,858	-	465,501
Avistar on the Boulevard - Series B	TX	444,740	17,636	-	462,376
Mortgage revenue bonds held by the Partnership		$74,452,133	$1,716,281	$(1,410,118)	$74,758,296

	December 31, 2017
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$1,226,192	$-	$17,684,192
Glenview Apartments - Series A (4)	CA	4,627,228	523,464	-	5,150,692
Harmony Court Bakersfield - Series A (2)	CA	3,730,000	430,637	-	4,160,637
Harmony Terrace - Series A & B (2)	CA	14,300,000	871,221	-	15,171,221
Harden Ranch - Series A (3)	CA	6,845,985	1,182,914	-	8,028,899
Las Palmas II - Series A & B (2)	CA	3,465,000	193,418	-	3,658,418
Montclair Apartments - Series A (4)	CA	2,506,828	398,840	-	2,905,668
San Vicente - Series A & B (2)	CA	5,320,000	309,038	-	5,629,038
Santa Fe Apartments - Series A (4)	CA	3,036,928	535,673	-	3,572,601
Seasons at Simi Valley - Series A (2)	CA	4,366,195	807,864	-	5,174,059
Seasons Lakewood - Series A & B (2)	CA	12,610,000	884,537	-	13,494,537
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	1,233,570	-	20,182,570
Summerhill - Series A & B (2)	CA	9,795,000	738,806	-	10,533,806
Sycamore Walk - Series A (2)	CA	3,632,000	490,314	-	4,122,314
The Village at Madera - Series A & B (2)	CA	4,804,000	355,303	-	5,159,303
Tyler Park Townhomes - Series A (3)	CA	5,965,475	807,688	-	6,773,163
Westside Village Market - Series A (3)	CA	3,898,427	568,423	-	4,466,850
Lake Forest (1)	FL	8,505,000	1,579,885	-	10,084,885
Brookstone (1)	IL	7,450,595	2,017,019	-	9,467,614
Copper Gate Apartments (3)	IN	5,100,000	778,339	-	5,878,339
Renaissance - Series A (4)	LA	11,239,441	2,096,328	-	13,335,769
Live 929 Apartments (2)	MD	40,573,347	3,710,942	-	44,284,289
Woodlynn Village (1)	MN	4,267,000	44,428	-	4,311,428
Greens Property - Series A (3)	NC	8,126,000	1,113,852	-	9,239,852
Silver Moon - Series A (4)	NM	7,879,590	1,140,448	-	9,020,038
Ohio Properties - Series A (1)	OH	14,113,000	788,199	-	14,901,199
Bridle Ridge (1)	SC	7,465,000	1,199	-	7,466,199
Columbia Gardens (2)	SC	13,396,856	1,413,831	-	14,810,687
Companion at Thornhill Apartments (2)	SC	11,404,758	1,284,441	-	12,689,199
Cross Creek (1)	SC	6,136,553	2,850,344	-	8,986,897
The Palms at Premier Park Apartments (3)	SC	19,238,297	2,712,429	-	21,950,726
Village at River's Edge (2)	SC	10,000,000	1,182,706	-	11,182,706
Willow Run (2)	SC	13,212,587	1,391,536	-	14,604,123
Arbors at Hickory Ridge (3)	TN	11,342,234	1,693,626	-	13,035,860
Pro Nova 2014-1 (2)	TN	10,038,889	133,878	-	10,172,767
Avistar at Copperfield - Series A (2)	TX	10,000,000	628,644	-	10,628,644
Avistar at the Crest - Series A (3)	TX	9,456,384	1,187,142	-	10,643,526
Avistar at the Oaks - Series A (3)	TX	7,635,895	938,465	-	8,574,360
Avistar at the Parkway - Series A (4)	TX	13,233,665	932,753	-	14,166,418
Avistar at Wilcrest - Series A (2)	TX	3,775,000	125,170	-	3,900,170
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,865,826	-	33,715,826
Avistar in 09 - Series A (3)	TX	6,593,300	716,944	-	7,310,244
Avistar on the Boulevard - Series A (3)	TX	16,109,972	1,947,465	-	18,057,437
Avistar on the Hills - Series A (3)	TX	5,275,623	648,383	-	5,924,006
Bella Vista (1)	TX	6,295,000	42,718	-	6,337,718
Bruton Apartments (2)	TX	18,051,775	3,042,939	-	21,094,714
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,759,654	-	21,944,654
Concord at Little York - Series A (2)	TX	13,440,000	1,999,572	-	15,439,572
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,994,839	-	23,814,839
Crossing at 1415 - Series A (2)	TX	7,540,000	634,091	-	8,174,091
Decatur Angle (2)	TX	22,794,912	2,985,955	-	25,780,867
Heights at 515 - Series A (2)	TX	6,903,000	580,522	-	7,483,522
Heritage Square - Series A (4)	TX	11,063,027	993,609	-	12,056,636
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	915,705	-	18,757,705
Runnymede (1)	TX	10,150,000	79,514	-	10,229,514
Southpark (1)	TX	11,693,138	2,960,294	-	14,653,432
Vantage at Judson -Series B (4)	TX	26,133,557	3,117,969	-	29,251,526
15 West Apartments (2)	WA	9,797,833	1,839,648	-	11,637,481
Mortgage revenue bonds held in trust		$639,438,294	$71,429,153	$-	$710,867,447

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 14

(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 14
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 14
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 14

	December 31, 2017
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montecito at Williams Ranch Apartments - Series A & B	CA	$12,471,000	$1,111,807	$-	$13,582,807
Seasons at Simi Valley - Series B	CA	1,944,000	-	(466)	1,943,534
Sycamore Walk - Series B	CA	1,815,000	-	(151)	1,814,849
Vineyard Gardens - Series A & B	CA	6,841,000	-	-	6,841,000
Greens Property - Series B	NC	937,399	193,991	-	1,131,390
Ohio Properties - Series B	OH	3,536,060	149,630	-	3,685,690
Rosewood Townhomes - Series A & B	SC	9,750,000	-	-	9,750,000
South Pointe Apartments - Series A & B	SC	22,700,000	-	-	22,700,000
Avistar at Copperfield - Series B	TX	4,000,000	13,514	-	4,013,514
Avistar at the Crest - Series B	TX	749,455	58,871	-	808,326
Avistar at the Oaks - Series B	TX	548,202	41,286	-	589,488
Avistar at the Parkway - Series B	TX	124,861	30,715	-	155,576
Avistar at Wilcrest - Series B	TX	1,550,000	5,306	-	1,555,306
Avistar at Wood Hollow - Series B	TX	8,410,000	30,276	-	8,440,276
Avistar in 09 - Series B	TX	452,217	28,675	-	480,892
Avistar on the Boulevard - Series B	TX	445,328	33,232	-	478,560
Mortgage revenue bonds held by the Partnership		$76,274,522	$1,697,303	$(617)	$77,971,208

See Note 21 for a description of the methodology and significant assumptions for determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

Bond Activity in the First Three Months of 2018

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Sycamore Walk - Series B	January	Bakersfield, CA	112	1/1/2018	8.00%	$1,815,000
Seasons Lakewood - Series B	March	Lakewood, CA	85	1/1/2019	8.00%	5,260,000
Summerhill - Series B	March	Bakersfield, CA	128	12/1/2018	8.00%	3,372,000
						$10,447,000

Bond Activity in the First Three Months of 2017

The following table includes the details of the MRB acquisitions during the three months ended March 31, 2017:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Avistar at Copperfield - Series A	February	Houston, TX	192	5/1/2054	5.75%	$10,000,000
Avistar at Copperfield - Series B	February	Houston, TX	192	6/1/2054	12.00%	4,000,000
Avistar at Wilcrest - Series A	February	Houston, TX	88	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	February	Houston, TX	88	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A	February	Austin, TX	409	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	February	Austin, TX	409	6/1/2054	12.00%	8,410,000
						$59,585,000

7. PHC Certificates

The Partnership owned 100% of the Residual Participation Receipts (“LIFERs”) in three tender option bond trusts (“PHC Trusts”) that contain the PHC Certificates.  The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to numerous local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership had the following investments in the PHC Certificates at March 31, 2018 and December 31, 2017:

	March 31, 2018
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	7.26	AA-	5.37%	$25,076,538	$-	$(240,309)	$24,836,229
PHC Certificate Trust II	6.30	A+	4.33%	9,385,935	-	(298,568)	9,087,367
PHC Certificate Trust III	7.57	BBB	5.29%	15,458,573	-	(442,915)	15,015,658
				$49,921,046	$-	$(981,792)	$48,939,254

	December 31, 2017
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	7.31	AA-	5.39%	$25,109,305	$-	$-	$25,109,305
PHC Certificate Trust II	6.37	A+	4.32%	9,606,480	-	(248,189)	9,358,291
PHC Certificate Trust III	7.61	BBB	5.23%	15,451,249	-	(277,257)	15,173,992
				$50,167,034	$-	$(525,446)	$49,641,588

See Note 21 for a description of the methodology and significant assumptions for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates are recorded in the condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

8. Real Estate Assets

The following tables summarizes information regarding the Partnership’s real estate assets at March 31, 2018 and December 31, 2017:

Real Estate Assets at March 31, 2018
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on March 31, 2018
Suites on Paseo	San Diego, CA	393	$3,185,853	$38,613,645	$41,799,498
The 50/50 MF Property	Lincoln, NE	475	-	32,932,981	32,932,981
Jade Park	Daytona, FL	144	2,292,035	7,583,941	9,875,976
Land held for development	(1)	(1)	1,936,769	-	1,936,769
					$86,545,224
Less accumulated depreciation					(10,484,484)
Total real estate assets					$76,060,740

1 Land held for development consists of parcels of land in Johnson County, KS and Richland County, SC and land development costs for two sites in Douglas County, NE.

Real Estate Assets at December 31, 2017
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2017
Suites on Paseo	San Diego, CA	394	$3,166,463	$38,454,894	$41,621,357
The 50/50 MF Property	Lincoln, NE	475	-	32,932,981	32,932,981
Jade Park	Daytona, FL	144	2,292,035	7,565,613	9,857,648
Land held for development	(2)	(2)	1,860,737	-	1,860,737
					$86,272,723
Less accumulated depreciation					(9,580,531)
Total real estate assets					$76,692,192

2 Land held for development consists of parcels of land in Johnson County, KS and Richland County, SC and land development costs for a site in Douglas County, NE

Activity in the First Three Months of 2018

In February 2018, the Partnership acquired two contiguous tracts of land in Omaha, NE. The total purchase price was approximately $2.7 million. In March 2018, a portion of the land acquired was contributed to Vantage at Stone Creek, LLC in exchange for an ownership interest in the entity (See Note 9). The remaining land is classified as “Land held for development” at March 31, 2018.

In February 2018, the Partnership executed a PSA to acquire a tract of land in Douglas County, NE. If the land is successfully acquired, it will be classified as “Land held for development.”

In March 2018, the Partnership executed a Commercial Purchase Agreement to sell the Jade Park MF Property to an unrelated third party.

Activity in the First Three Months of 2017

In March 2017, the Partnership sold its 99% limited partner interest in Northern View. The table below summarizes information related to the sale. The gains on sale, net of income taxes, are considered Tier 2 income (See Note 3). The Partnership determined the sales did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units	Gross Proceeds	Gain on Sale before Income Taxes
Northern View	March	Highland Heights, KY	294	$13,750,000	$7,168,587

At March 31, 2017, the Partnership had executed a Purchase and Sale Agreement (“PSA”) to sell a parcel of land in St. Petersburg, Florida. The carrying value of the land was approximately $3.0 million at March 31, 2017. The land was sold at a price that approximated carrying value in May 2017.

Net income (loss), exclusive of the gains on sale, related to the sales of the Northern View MF Property in March 2017 and the sale of the Eagle Village, Residences of DeCordova and Residences of Weatherford MF Properties in November 2017 for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(13,357)	$(62,852)

9. Investment in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity commitments and reported equity contributions within investment in unconsolidated entities on the condensed consolidated balance sheets. The investments represent the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through the second anniversary of construction completion. The return on these investments earned by the Partnership is reported as investment income on the condensed consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities at March 31, 2018 and December 31, 2017:

Property Name	Location	Units (Unaudited)	Month Commitment Executed	Construction Completion Date	Carrying Value at March 31, 2018	Carrying Value at December 31, 2017	Maximum Remaining Equity Commitment at March 31, 2018
Vantage at Corpus Christi	Corpus Christi, TX	288	March 2016	August 2017	$9,250,356	$9,178,139	$1,550,000
Vantage at Boerne	Boerne, TX	288	August 2016	December 2017	8,481,359	8,272,810	1,475,936
Vantage at Waco	Waco, TX	288	August 2016	January 2018	8,968,621	8,748,091	1,592,039
Vantage at Panama City Beach	Panama City Beach, FL	288	March 2017	N/A	10,610,314	10,349,416	1,996,500
Vantage at Powdersville	Powdersville, SC	288	November 2017	N/A	5,679,234	3,060,471	5,183,625
Vantage at Stone Creek	Omaha, NE	294	March 2018	N/A	4,540,038	-	2,551,284
Vantage at Bulverde	Bulverde, TX	288	March 2018	N/A	5,279,818	-	3,324,578
					$52,809,740	$39,608,927	$17,673,962

Activity in the First Three Months of 2018

In March 2018, the Partnership executed equity commitments to fund construction of the Vantage at Stone Creek and Vantage at Bulverde multifamily properties totaling approximately $7.1 million and $8.6 million, respectively. The Partnership also entered into a guarantee agreement related to the construction loan for Vantage at Stone Creek (Note 17).

Activity in the First Three Months of 2017

In March 2017, the Partnership executed an $11.7 million equity commitment to fund construction of the Vantage at Panama City Beach multifamily property. The Partnership also entered into a guarantee agreement related to the property’s construction loan (Note 17).

10. Property Loans, Net of Loan Loss Allowances

The following table summarizes the Partnership’s property loans, net of loan loss allowances, at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Outstanding Balance	Loan Loss Allowances	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	5,062,535	-	5,062,535
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,417,635	-	8,417,635
Vantage at New Braunfels, LLC	7,256,978	-	7,256,978
Winston Group, Inc	1,100,000	-	1,100,000
Total	$36,824,339	$(7,393,814)	$29,430,525

	December 31, 2017
	Outstanding Balance	Loan Loss Allowances	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,995,884	-	4,995,884
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,417,635	-	8,417,635
Vantage at New Braunfels, LLC	7,406,978	-	7,406,978
Winston Group, Inc	1,100,000	-	1,100,000
Total	$36,907,688	$(7,393,814)	$29,513,874

During the three months ended March 31, 2018 and 2017, the interest to be earned on the Ashley Square, Cross Creek, and the Lake Forest operating property loans receivable was in nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, the Partnership deferred less than 100% of the interest earned on the property loans on the Ohio Properties as, in management’s opinion, the remainder was considered collectible.

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by our taxable subsidiary, the Greens Hold Co, which owns all the MF Properties except the Suites on Paseo and Jade Park. The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.), and the utilization of net operating losses generated in prior years. The Partnership’s deferred tax assets and liabilities are valued based on enacted tax rates as of the reporting date, including consideration of the Jobs and Tax Cuts Act of 2017.

The following represents income tax expense for the Greens Hold Co for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Current income tax expense (benefit)	$(41,000)	$2,622,047
Deferred income tax expense (benefit)	34,000	(164,000)
Total income tax expense (benefit)	$(7,000)	$2,458,047

The Partnership evaluated whether it is more likely than not that its deferred income tax assets are realizable and recorded a valuation allowance of approximately $108,000 against its deferred income tax assets as of March 31, 2018. There was no valuation allowance recorded as of December 31, 2017.

12. Other Assets

The following represents the Other Assets at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Deferred financing costs - net	$313,396	$383,133
Fair value of derivative instruments (Note 16)	1,194,442	597,221
Taxable mortgage revenue bonds at fair market value	2,397,825	2,422,459
Bond purchase commitments - fair value (Note 17)	2,027,473	3,002,540
Other assets	1,093,850	942,949
Total other assets	$7,026,986	$7,348,302

See Note 21 for a description of the methodology and significant assumptions for determining the fair value of the derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on these assets are recorded in the consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

13. Unsecured Lines of Credit

The following represents the unsecured lines of credit (“LOC”) at March 31, 2018 and December 31, 2017:

Unsecured Lines of Credit	Outstanding on March 31, 2018	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$50,000,000	$50,000,000	May 2019	Variable (1)	Monthly	4.69%
Bankers Trust operating	-	10,000,000	May 2019	Variable (1)	Monthly	4.93%
Total unsecured lines of credit	$50,000,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding on December 31, 2017	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$50,000,000	$50,000,000	May 2019	Variable (2)	Monthly	4.38%
Bankers Trust operating	-	10,000,000	May 2019	Variable (2)	Monthly	4.62%
Total unsecured lines of credit	$50,000,000	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The outstanding balance on the non-operating LOC is due between June 2018 and September 2018, before consideration of the Partnership’s extension payment options. If extension options are utilized, the balance will be due upon maturity of the non-operating LOC commitment.

The Partnership is required to make prepayments of the principal to reduce the Bankers Trust Operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  For all periods presented the Partnership has fulfilled its prepayment obligation.   In addition, the Partnership has fulfilled its second quarter of 2018 prepayment obligation as it maintained a zero balance in the Operating LOC for the first fifteen days of April 2018. The Partnership is in compliance with all covenants at March 31, 2018.

14. Debt Financing

The following represents the Debt Financing, net of deferred financing costs, at March 31, 2018 and December 31, 2017:

	Outstanding Debt Financings on March 31, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,759,131	$-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	26,341,166	-	2017	June 2018 - August 2018	N/A	N/A	N/A	3.76%
Fixed - Term A/B	60,466,647	-	2017	February 2022 - March 2022	N/A	N/A	N/A	3.89%
Fixed - Term A/B	137,923,057	-	2016	September 2026 - December 2026	N/A	N/A	N/A	3.64%
Fixed - Term A/B	47,408,991	-	2017	February 2027 - November 2027	N/A	N/A	N/A	4.46% - 4.52%
Variable - TOB	37,965,000	377,361	2012	May 2018	Weekly	2.11 - 2.16%	1.67%	3.78 - 3.83%

TEBS Financings
Variable - TEBS I	55,334,000	27,747	2010	September 2020	Weekly	1.69%	1.85%	3.54%
Variable - TEBS II (1)	80,876,101	136,626	2014	July 2019	Weekly	1.66%	1.51%	3.17%
Variable - TEBS III (1)	57,351,700	56,111	2015	July 2020	Weekly	1.66%	1.28%	2.94%
Total Debt Financings	$550,425,793

(1)	Facility fees are variable

	Outstanding Debt Financings on December 31, 2017, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,787,036	$-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	33,612,154	-	2017	June 2018 - August 2018	N/A	N/A	N/A	3.76%
Fixed - Term A/B	60,441,915	-	2017	February 2022 - March 2022	N/A	N/A	N/A	3.89%
Fixed - Term A/B	138,065,482	-	2016	September 2026 - December 2026	N/A	N/A	N/A	3.64%
Fixed - Term A/B	47,414,014	-	2017	February 2027 - November 2027	N/A	N/A	N/A	4.46% - 4.52%
Variable - TOB	38,130,000	850,327	2012	May 2018	Weekly	2.24 - 2.29%	1.67%	3.91 - 3.96%

TEBS Financings
Variable - TEBS I	55,468,000	372,222	2010	September 2020	Weekly	1.79%	1.85%	3.64%
Variable - TEBS II (1)	81,003,688	176,685	2014	July 2019	Weekly	1.77%	1.39%	3.16%
Variable - TEBS III (1)	57,406,058	57,364	2015	July 2020	Weekly	1.77%	1.16%	2.93%
Total Debt Financings	$558,328,347

(1)	Facility fees are variable

The TOB and Term A/B Trusts are subject to a Master Trust Agreement with DB that contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. At March 31, 2018, the Partnership was in compliance with these covenants.

At March 31, 2018 and December 31, 2017, the Partnership posted cash collateral (i.e. restricted cash) related to the interest rate swaps associated with specific debt financings. The Partnership has also posted cash collateral as contractually required under the terms of the three TEBS Financings. In addition, to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financings, the Partnership also entered into interest rate cap agreements (Note 16).

Debt Financing Activity in the First Three Months of 2018

The following Term A/B Trusts were collapsed and paid off in full at prices that approximated the Partnership’s carrying value plus accrued interest:

Mortgage Revenue Bond	Debt Facility	Month	Paydown Applied
Seasons Lakewood - Series B	Term A/B Trust	March 2018	4,475,000
Summerhill - Series B	Term A/B Trust	March 2018	2,870,000

Debt Financing Activity in the First Three Months of 2017

In February 2017, the Partnership entered into 19 new Term A/B Trust financings secured by various MRBs. The Partnership capitalized costs totaling approximately $1.2 million as deferred financing costs, of which approximately $921,000 were paid to a related party (Note 20). The following table summarizes the gross principal and terms of the new Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing	Year Acquired	Stated Maturity	Fixed Interest Rate
San Vicente - Series A	$3,150,000	2017	February 2022	3.89%
San Vicente - Series B	1,555,000	2017	June 2018	3.76%
Las Palmas - Series A	1,530,000	2017	February 2022	3.89%
Las Palmas - Series B	1,505,000	2017	June 2018	3.76%
The Village at Madera - Series A	2,780,000	2017	February 2022	3.89%
The Village at Madera - Series B	1,465,000	2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,360,000	2017	February 2022	3.89%
Harmony Court Bakersfield - Series B	1,700,000	2017	July 2018	3.76%
Summerhill - Series A	5,785,000	2017	February 2022	3.89%
Summerhill - Series B	2,870,000	2017	July 2018	3.76%
Courtyard - Series A	9,210,000	2017	February 2022	3.89%
Courtyard - Series B	5,295,000	2017	July 2018	3.76%
Seasons Lakewood - Series A	6,615,000	2017	February 2022	3.89%
Seasons Lakewood - Series B	4,475,000	2017	August 2018	3.76%
Seasons San Juan Capistrano - Series A	11,140,000	2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,590,000	2017	August 2018	3.76%
Avistar at Wood Hollow - Series A	27,075,000	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,210,000	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,500,000	2017	February 2027	4.46%
Total Term A/B Trust Financing	$106,810,000

In March 2017, the Partnership refinanced four Term A/B Trusts into new Term A/B Trusts with longer stated terms. Based on the terms of the new and old Term A/B Trusts, the refinancing was accounted for as a modification, with approximately $47,000 capitalized as deferred financing costs. The following table summarizes the gross principal terms of the new Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing	Year Acquired	Stated Maturity	Fixed Interest Rate
Oaks at Georgetown - Series A	$11,100,000	2017	March 2022	3.89%
Oaks at Georgetown - Series B	4,690,000	2017	August 2018	3.76%
Harmony Terrace - Series A	6,210,000	2017	March 2022	3.89%
Harmony Terrace - Series B	6,290,000	2017	August 2018	3.76%
Total Term A/B Trust Financing	$28,290,000

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2018	$67,256,671
2019	130,874,558
2020	113,138,107
2021	2,361,722
2022	61,286,487
Thereafter	179,373,951
Total	554,291,496
Deferred financing costs	(3,865,703)
Total debt financing, net	$550,425,793

15. Mortgages Payable and Other Secured Financing

The following represents the Mortgages payable and other secured financing, net of deferred financing costs, at March 31, 2018 and December 31, 2017:

MF Property Mortgage Payables	Outstanding Mortgage Payable at March 31, 2018, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
The 50/50 MF Property--TIF Loan	$3,374,881	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	24,608,259	2013	March 2020	Variable	Monthly	4.50%	(1)	N/A	4.50%
Jade Park	7,470,423	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$35,453,563								4.38%

(1)	Variable rate is based on Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2017, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
The 50/50 MF Property--TIF Loan	3,358,370	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	24,713,256	2013	March 2020	Variable	Monthly	4.25%	(1)	N/A	4.25%
Jade Park	7,468,548	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$35,540,174								4.21%

(1)	Variable rate is based on Wall Street Journal Prime Rate

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2018	$632,527
2019	3,971,173
2020	24,191,921
2021	6,858,994
2022	-
Thereafter	-
Total	35,654,615
Deferred financing costs	(201,052)
Total mortgages payable and other secured financings, net	$35,453,563

16. Interest Rate Derivative Agreements

The following represents the interest rate derivatives, excluding interest rate swaps, at March 31, 2018 and December 31, 2017:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of March 31, 2018
July 2014	$30,558,558	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$486
July 2014	30,558,558	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	486
July 2014	30,558,558	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	486
July 2015	27,591,683	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	10,333
July 2015	27,591,683	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	10,333
July 2015	27,591,683	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	10,333
June 2017	91,675,673	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	344,929
June 2017	82,775,049	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	813,862
Sept 2017	59,786,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	3,194
							$1,194,442

(1)	For additional details, see Note 21 to the Partnership's condensed consolidated financial statements.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2017
July 2014	$30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	169
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	3,213
June 2017	91,956,883	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	160,174
June 2017	83,000,217	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	425,978
Sept 2017	59,935,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	923
							$597,221

(1)	For additional details, see Note 21 to the Partnership's condensed consolidated financial statements.

The Partnership has contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. The Partnership has determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. The following table summarizes the terms of the interest rate swaps at March 31, 2018 and December 31, 2017:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	March 31, 2018 - Fair Value of Liability
Sept 2014	$22,781,556	Oct 2016	Oct 2021	1.96%	1.31%	70% 30-day LIBOR	Deutsche Bank	$(146,935)
Sept 2014	18,022,873	April 2017	April 2022	2.06%	1.30%	70% 30-day LIBOR	Deutsche Bank	(194,805)
								$(341,740)

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	December 31, 2017 - Fair Value of Liability
Sept 2014	$22,821,429	Oct 2016	Oct 2021	1.96%	1.08%	70% 30-day LIBOR	Deutsche Bank	$(402,261)
Sept 2014	18,051,775	April 2017	April 2022	2.06%	1.08%	70% 30-day LIBOR	Deutsche Bank	(424,591)
								$(826,852)

The Partnership is required to fund a cash collateral account at DB for an amount greater than or equal to the fair value of the interest rate swaps. Such cash balances were approximately $377,000 and $850,000 at March 31, 2018 and December 31, 2017, respectively, and are reported within restricted cash on the consolidated balance sheets.

The Partnership’s interest rate derivatives and interest rate swaps are not designated as hedging instruments and, accordingly, they are recorded at fair value. Changes in fair value are included in current period earnings as interest expense. See Note 21 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives and interest rate swap arrangements. The interest rate derivatives are presented within Other assets and the interest rate swap arrangements are reported as a derivative swap liability on the condensed consolidated balance sheets.

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

The following table represents the bond purchase commitments at March 31, 2018 and December 31, 2017:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2018	Rate	Closing Date (1)	Fair Value at March 31, 2018	Fair Value at December 31, 2017
Palo Alto	July 2015	$19,540,000	5.80%	Q2 2018	$1,086,144	$1,616,143
Village at Avalon	November 2015	16,400,000	5.80%	Q4 2018	941,329	1,386,397
Total		$35,940,000			$2,027,473	$3,002,540

(1)	The closing dates are estimated.

Property Loan Commitments

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, committed to loan approximately $17.0 million to unrelated third parties to build two new multifamily residential properties, Vantage at Brooks, LLC and Vantage at Braunfels, LLC, both located in Texas. At March 31, 2018, the Partnership’s remaining maximum commitments totaled approximately $1.2 million. See Note 10 for disclosures related to these property loans.

Other Guarantees & Commitments

In March 2018, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Stone Creek, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Stone Creek, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% when the project receives a certificate of occupancy and 25% as certain debt service coverage levels are obtained by the borrower. The construction loan has a maximum available balance of $30.8 million. At March 31, 2018, there was no outstanding balance on the construction loan and the Partnership had no exposure under the guarantee.

In March 2017, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Panama City Beach, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Panama City Beach, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% and 25% as certain debt service coverage levels are obtained by the borrower. The construction loan has a maximum available balance of $25.6 million. The outstanding balance on the construction loan was approximately $16.6 million at March 31, 2018, which is the Partnership’s current exposure under the guarantee. No amount has been accrued for this contingent liability because the likelihood of a guarantee claim is remote. The Partnership is also required to maintain minimum cash and net worth requirements, which were met as of March 31, 2018.

Pursuant to the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at March 31, 2018, under the guarantee provision of the repurchase clause is approximately $2.6 million and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2027.

Pursuant to the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership at March 31, 2018, under the guarantee provision of the repurchase clause is approximately $4.1 million and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2026.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year. In conjunction with the ground lease, The 50/50 MF Property has entered into an agreement whereby it is required to make monthly payments, when cash is available at the property, to the University of Nebraska-Lincoln based on its revenues.  At March 31, 2018, the minimum aggregate annual payment due under the agreement is approximately $127,000. The minimum aggregate annual expense increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. The Partnership reported accounts payable related to this agreement of approximately $105,000 and $125,000 at March 31, 2018 and December 31, 2017. The Partnership reported expenses related to the agreement of approximately $42,000 for the three months ended March 31, 2018 and 2017.

As the holder of residual interests issued in its TOB Trust, Term A/B Trust and TEBS Financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of PHCs held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. If the Partnership does not remedy, the trust will be collapsed.  If such an event occurs, the trust collateral may be sold and if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall pursuant to its guarantee. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. In the event of a shortfall the maximum exposure to loss would be approximately $554.3 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect in the future, to be required to reimburse the financing facilities for any shortfall.

18. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to four financial institutions. The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership. The following table summarizes the outstanding Series A Preferred Units at March 31, 2018 and December 31, 2017:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Preferred Units at March 31, 2018 and December 31, 2017	9,450,000	$94,500,000

19. Restricted Unit Awards (“RUAs”)

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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $207,000 for the three months ended March 31, 2018. The compensation expense for RUAs totaled approximately $171,000 for the three months ended March 31, 2017.

The following table represents nonvested Restricted Units at and for the three months ended March 31, 2018.

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested at January 1, 2017	158,304	$6.03
Granted	283,046	5.74
Vested	(199,281)	5.85
Nonvested at December 31, 2017	242,069	$5.83
Granted	239,102	6.30
Nonvested at March 31, 2018	481,171	$6.07

At March 31, 2018, there was approximately $2.1 million of total unrecognized compensation expense related to nonvested RUAs granted under the Plan.  The remaining expense is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of nonvested RUAs was approximately $3.0 million at March 31, 2018.

20. Transactions with Related Parties

The General Partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2.  The Partnership paid or accrued administrative fees to AFCA 2 of approximately $922,000 and $865,000 for the three months ended March 31, 2018 and 2017, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the MRBs held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these MRBs and totaled approximately $25,000 and $15,000 for the three months ended March 31, 2018 and 2017, respectively.

AFCA 2 earns placement fees in connection with the acquisition of certain MRBs, equity investments in unconsolidated entities and select property loans.  These placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered consolidated VIEs or related parties.  AFCA 2 earned placement fees of approximately $1,068,000 and $938,000 for the three months ended March 31, 2018 and 2017, respectively.

An affiliate of AFCA 2, Burlington Capital Properties, LLC (“Properties Management”) provided property management services for the MF Properties (excluding Suites on Paseo) and eight of the properties collateralizing MRBs during the three months ended March 31, 2018. Properties Management earned total fees related to the MF Properties of approximately $50,000 and $113,000 for the three months ended March 31, 2018 and 2017, respectively.  For MF Properties, the property management fees are reflected as real estate operating expenses on the Partnership’s condensed consolidated statements of operations. For the properties collateralizing MRBs, the property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties. These property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, if applicable.

An affiliate of AFCA 2, Farnam Capital Advisors, LLC (“Farnam Cap”), acts as an origination advisor and consultant to the borrowers when MRBs, Investments in unconsolidated entities, select notes receivable, and financing facilities are acquired by the Partnership. Origination fees paid to this affiliate by the borrower of certain acquired bonds were zero and approximately $269,000 for the three months ended March 31, 2018 and 2017, respectively. These origination fees were paid by the borrower and since they are not Partnership expenses, they have not been reflected in the accompanying condensed consolidated financial statements. The Partnership paid consulting fees to the affiliate of zero and approximately $921,000 for services related to the origination of Term A/B Trusts during the three months ended March 31, 2018 and 2017, respectively.

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

Investments in MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs and bond purchase commitments at March 31, 2018 and December 31, 2018 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and mortgage bond purchase commitments are categorized as a Level 3 input. At March 31, 2018, the range of effective yields on the individual MRBs was 3.2% to 8.8% per annum. At December 31, 2017, the range of effective yields on the individual MRBs and bond purchase commitments was 2.9% to 8.8% per annum.

Investments in Public Housing Capital Fund Trust Certificates

The fair value of the Partnership’s investment in PHC Certificates at March 31, 2018 and December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the trusts’ certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Trust as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. During the second quarter of 2017, the Partnership analyzed pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology utilized the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. During the third quarter of 2017, the Partnership continued to utilize the third-party pricing service to obtain prices, which are indicative of market prices, for its PHC Certificates. The Partnership engaged a second third-party pricing service whose methodology was consistent with the Partnership’s internal valuation methodology and is utilized by the Partnership to confirm the values developed by its primary third-party pricing service. As such, the Partnership did not utilize its internal methodology to price the PHC Certificates. The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness. The valuation methodologies used by the third-party pricing services and the Partnership encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.

Taxable MRBs

The fair value of the Partnership’s taxable MRBs at March 31, 2018 and December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable MRBs and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable bond as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, subordinate to other obligations, operating results of the underlying property, geographic location, and property quality. The taxable MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these taxable MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable MRBs is categorized as a Level 3 input. At March 31, 2018, the range of effective yields on the individual taxable MRBs was 7.9% to 9.3% per annum. At December 31, 2017, the range of effective yields on the individual taxable MRBs was 7.9% to 9.2% per annum.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 are summarized as follows:

	Fair Value Measurements at March 31, 2018
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$681,201,158	$-	$-	$681,201,158
Mortgage revenue bonds	74,758,296	-	-	74,758,296
Bond purchase commitments (reported within other assets)	2,027,473	-	-	2,027,473
PHC Certificates	48,939,254	-	-	48,939,254
Taxable mortgage revenue bonds (reported within other assets)	2,397,825	-	-	2,397,825
Derivative contracts (reported within other assets)	1,194,442	-	-	1,194,442
Derivative swap liability	(341,740)	-	-	(341,740)
Total Assets and Liabilities at Fair Value, net	$810,176,708	$-	$-	$810,176,708

The following tables summarizes the activity related to Level 3 assets and liabilities for the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2018
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2018	$788,621,707	$3,002,540	$49,641,588	$2,422,459	$(229,631)	$843,458,663
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	36,314	-	(19,274)	-	989,995	1,007,035
Included in other comprehensive (loss) income	(21,396,628)	(975,067)	(456,346)	(21,902)	-	(22,849,943)
Purchases	-	-	-	-	-	-
Settlements	(11,301,939)	-	(226,714)	(2,732)	92,338	(11,439,047)
Ending Balance March 31, 2018	$755,959,454	$2,027,473	$48,939,254	$2,397,825	$852,702	$810,176,708
Total amount of losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on March 31, 2018	$-	$-	$-	$-	$989,995	$989,995

(1)

Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership. The beginning balance also in includes the cumulative effect of accounting change related to the adoption of ASU 2017-08 effective January 1, 2018.

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

At March 31, 2018 and December 31, 2017, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are indicative of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liabilities values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS and variable-rate TOB debt financings are credit enhanced by Freddie Mac and DB, respectively. The table below summarizes the fair value of the financial liabilities at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$600,425,793	$605,077,761	$608,328,347	$618,412,150
Mortgages payable and other secured financing	35,453,563	35,654,615	35,540,174	35,767,924

22. Segments

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss, are reported as such on the Partnership’s condensed consolidated balance sheets.  At March 31, 2018, the Partnership held 84 MRBs. The Residential Properties financed by MRBs contain a total of 10,666 rental units. In addition, one bond (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the condensed consolidated statements of operations are reported within this operating segment.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 7).

MF Properties Segment

The MF Properties segment consists of multifamily, student housing, and senior citizen residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  At March 31, 2018, the segment includes the three MF Properties comprised of a total of 1,012 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Other Investments Segment

The Other investments segment consists of the operations of ATAX Vantage Holdings, LLC, which is invested in unconsolidated entities (Note 9) and has issued property loans due from Vantage at Brooks LLC and Vantage at New Braunfels LLC (Note 10).

The following table details certain key financial information for the Partnership’s reportable segments for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Total revenues
Mortgage Revenue Bond Investments	$12,070,556	$10,588,498
MF Properties	2,336,512	3,792,415
Public Housing Capital Fund Trust	620,106	708,786
Other Investments	1,430,860	950,689
Total revenues	$16,458,034	$16,040,388

Interest expense
Mortgage Revenue Bond Investments	$4,517,620	$4,571,455
MF Properties	390,701	525,587
Public Housing Capital Fund Trust	(26,016)	345,211
Other Investments	-	-
Total interest expense	$4,882,305	$5,442,253

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-
MF Properties	903,953	1,355,231
Public Housing Capital Fund Trust	-	-
Other Investments	-	-
Total depreciation expense	$903,953	$1,355,231

Partnership net income (loss)
Mortgage Revenue Bond Investments	$4,299,595	$2,229,053
MF Properties	(362,730)	3,745,545
Public Housing Capital Fund Trust	646,122	363,575
Other Investments	1,421,317	950,689
Partnership net income	$6,004,304	$7,288,862

The following table details total assets for the Partnership’s reportable segments at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Total assets
Mortgage Revenue Bond Investments	$902,402,580	$937,565,390
MF Properties	83,048,522	83,514,758
Public Housing Capital Fund Trust Certificates	49,302,896	49,918,434
Other Investments	68,615,475	55,573,834
Consolidation/eliminations	(69,869,843)	(56,804,417)
Total assets	$1,033,499,630	$1,069,767,999

23. Subsequent Events

In April 2018, the Seasons at Simi Valley Series B MRB was redeemed at a price equal to the Partnership’s carrying value plus accrued interest.

In April and May 2018, the Oaks at Georgetown Series B, San Vicente Series B, and The Village at Madera Series B MRBs were redeemed at a price equal to the Partnership’s carrying value plus accrued interest. Upon redemption, the Term A/B Trusts associated with these MRBs were collapsed and paid off in full at prices equal to the outstanding principal plus accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at March 31, 2018. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure.

Critical Accounting Policies

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Executive Summary

The Partnership was formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, student, and senior citizen residential properties (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these MRBs is excludable from gross income for federal income tax purposes. We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the Amended and Restated LP Agreement of the Partnership. We may acquire interests in MF Properties to position ourselves for future investments in MRBs issued to finance these properties and which we expect and believe will generate tax-exempt interest.

At March 31, 2018, the Partnership has four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trust, and (4) Other Investments. In addition to the reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 21 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2018 and 2017:

Recent Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended March 31, 2018
Mortgage revenue bond redemptions	3	$10,447	$7,345	N/A	6, 14
Investments in unconsolidated entities	3	12,323	N/A	N/A	9

For the Three Months Ended March 31, 2017
Mortgage revenue bond acquisitions	6	$59,585	N/A	N/A	6
MF Property sold	1	13,750	N/A	$1,071	8
Investments in unconsolidated entities	3	9,503	N/A	N/A	9
Property loan redemptions	1	500	N/A	N/A	10
Property loan advances	3	1,705	N/A	N/A	10

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activities

The following table presents information regarding the debt financing, derivative, Series A Preferred Units, and capital activity of the Partnership for the three months ended March 31, 2018 and 2017, exclusive of retired debt amounts listed in the investment activity table above:

Recent Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended March 31, 2018
Proceeds on issuance of Beneficial Unit Certificates, net of issuance costs	1	$192	N/A	N/A	N/A

For the Three Months Ended March 31, 2017
Net repayments on unsecured LOCs	2	$40,000	No	N/A	13
Repayments on secured LOC	1	20,000	Yes	N/A	N/A
Proceeds from new Term A/B Financings with DB	19	106,810	Yes	N/A	14
Net repayment on refinance of Term A/B Financings with DB	4	2,245	Yes	N/A	14
Proceeds from Redeemable Series A preferred unit issuances	2	16,131	N/A	N/A	18

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A below.

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

The table below compares total revenues, other income, total interest expense and net income for the Mortgage Revenue Bond Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$12,071	$10,588	$1,483	14.0%
Total interest expense	$4,518	$4,571	$(53)	-1.2%
Net income	$4,300	$2,229	$2,071	92.9%

The increase in total revenues for the three months ended March 31, 2018 as compared to the same period in 2017 is due to an increase of approximately $1.4 million in recurring investment income from MRBs purchased during 2017 and additional interest income of approximately $726,000, offset by a decrease of approximately $747,000 in recurring investment income due to MRB principal payments received and redemptions during 2017 and the first quarter of 2018.

The decrease in interest expense for the three months ended March 31, 2018 as compared to the same period in 2017 is attributable to offsetting factors. Interest expense increased by approximately $397,000 due to an increase of approximately 28 basis points in the average interest rate. Interest expense increased by approximately $268,000 due to an increase of approximately $32.1 million in average principal outstanding. These increases are offset by a decrease of approximately $719,000 related to fair value adjustments for interest rate derivatives.

The increase in net income for the three months ended March 31, 2018 as compared to the same period in 2017 is due to the changes in total revenues and interest expense above and a decrease of approximately $482,000 in salaries and benefits.

Public Housing Capital Fund Trust Segment

The PHC Certificates consist of custodial receipts evidencing loans made to several public housing authorities.

The table below compares total revenues and net income for the Public Housing Capital Fund Trust segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
PHC Trusts
Total revenues	$620	$709	$(89)	-12.6%
Total interest expense	$(26)	$345	$(371)	-107.5%
Net income	$646	$364	$282	77.5%

The decrease in total revenues for the three months ended March 31, 2018 compared to the same periods in 2017 is the result of principal reductions of the PHC Certificates during 2017 and the first quarter of 2018. The decrease in total interest expense for the three months ended March 31, 2018 compared to the same periods in 2017 is due to a reduction of expense of approximately $393,000 related to fair value adjustments for interest rate swaps.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties. At March 31, 2018 and 2017, the Partnership and its Consolidated Subsidiaries owned three and six MF Properties, respectively, which contain a total of 1,012 and 1,710 rental units, respectively.

The table below compares total revenues, other income, total interest expense, and net income for the MF Properties segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
MF Properties
Total revenues	$2,337	$3,792	$(1,455)	-38.4%
Gain on sale of real estate assets, net	$-	$7,169	$(7,169)	N/A
Total interest expense	$391	$526	$(135)	-25.7%
Net income	$(363)	$3,746	$(4,109)	-109.7%

The decrease in total revenues for the three months ended March 31, 2018 as compared to the same period in 2017 is due to a decrease of approximately $1.4 million from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017.

The gain on sale of real estate assets for the three months ended March 31, 2017 consists primarily of a $7.2 million gain on sale of Northern View in March 2017. There were no such transactions in the three months ended March 31, 2018.

The decrease in interest expense for the three months ended March 31, 2018 as compared to the same periods in 2017 is due primarily to a decrease in the average principal outstanding of approximately $15.8 million from the settlement of mortgages payable on MF Properties sold in November 2017.

The decrease in net income for the three months ended March 31, 2018 as compared to the same periods in 2017 is due primarily to the change in gain on sale of real estate assets, net of a decrease in income tax expenses of $2.5 million, and a decrease in amortization expense of approximately $232,000 for in-place lease amortization at Jade Park in the first quarter of 2017 that did not occur in 2018.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and has issued property loans due from multifamily projects.

The table below compares total revenues and net income for the Other Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Other Investments
Total revenues	$1,431	$951	$480	50.5%
Net income	$1,421	$951	$470	49.4%

The increase in total revenues and net income for the three months ended March 31, 2018 as compared to same period in 2017 is due to an increase of approximately $439,000 in income from additional equity contributions to unconsolidated entities during 2017.

Discussion of the Residential Properties Securing our Mortgage Revenue Bonds and MF Properties

The following tables outline certain information regarding the Residential Properties on which the Partnership holds MRBs as investments and the MF Properties.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  At March 31, 2018, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current at March 31, 2018.

		Number			Economic Occupancy (2)
		of Units at March 31,	Physical Occupancy (1) at March 31,		For the Three Months Ended March 31,
Property Name	State	2018	2018	2017	2018	2017
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	88	97%	99%	96%	99%
Harden Ranch	CA	100	97%	99%	97%	98%
Harmony Court Bakersfield	CA	96	97%	96%	95%	92%
Montclair Apartments	CA	80	100%	99%	97%	101%
Santa Fe Apartments	CA	89	100%	99%	100%	103%
Seasons at Simi Valley	CA	69	100%	100%	124%	131%
Seasons Lakewood	CA	85	99%	99%	106%	108%
Summerhill	CA	128	97%	98%	94%	98%
Sycamore Walk	CA	112	99%	99%	98%	100%
Tyler Park Townhomes	CA	88	95%	97%	96%	96%
Westside Village Market	CA	81	100%	100%	99%	101%
Lake Forest Apartments	FL	240	93%	93%	91%	90%
Ashley Square Apartments (6)	IA	n/a	n/a	92%	n/a	85%
Brookstone Apartments	IL	168	98%	99%	93%	97%
Copper Gate	IN	128	98%	98%	95%	96%
Renaissance Gateway	LA	208	95%	99%	102%	111%
Live 929 Apartments	MD	575	91%	87%	87%	87%
Woodlynn Village	MN	59	98%	97%	99%	99%
Greens of Pine Glen Apartments	NC	168	99%	98%	93%	87%
Silver Moon	NM	151	88%	93%	83%	84%
Ohio Properties (4)	OH	362	98%	97%	95%	92%
Bridle Ridge Apartments	SC	152	97%	99%	97%	97%
Columbia Gardens	SC	188	97%	72%	96%	72%
Companion at Thornhill Apartments	SC	178	99%	94%	87%	85%
Cross Creek Apartments	SC	144	99%	99%	93%	97%
Palms at Premier Park	SC	240	94%	94%	91%	86%
Village at River's Edge (5)	SC	124	99%	n/a	99%	n/a
Willow Run	SC	200	93%	72%	88%	73%
Arbors of Hickory Ridge	TN	348	93%	91%	84%	79%
Avistar at Chase Hill (6)	TX	n/a	n/a	86%	n/a	74%
Avistar at the Crest	TX	200	92%	95%	73%	78%
Avistar at the Oaks	TX	156	90%	94%	82%	84%
Avistar in 09	TX	133	97%	92%	88%	81%
Avistar on the Boulevard	TX	344	92%	91%	79%	80%
Avistar on the Hills	TX	129	97%	95%	88%	85%
Bella Vista Apartments	TX	144	90%	94%	87%	91%
Bruton Apartments	TX	264	95%	95%	89%	93%
Concord at Gulfgate	TX	288	97%	98%	87%	92%
Concord at Little York	TX	276	98%	99%	91%	90%
Concord at Williamcrest	TX	288	99%	96%	93%	87%
Crossing at 1415	TX	112	93%	77%	83%	45%
Decatur Angle	TX	302	91%	95%	83%	90%
Heights at 515	TX	96	96%	81%	89%	66%
Heritage Square Apartments	TX	204	90%	90%	78%	83%
Oaks at Georgetown	TX	192	96%	94%	90%	82%
Runnymede Apartments	TX	252	99%	100%	97%	97%
South Park Ranch Apartments	TX	192	99%	98%	95%	97%
Vantage at Harlingen (6)	TX	n/a	n/a	92%	n/a	71%
Vantage at Judson	TX	288	96%	94%	86%	85%
15 West Apartments	WA	120	98%	96%	96%	96%
		8,629	95%	93%	90%	88%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)

The Partnership holds approximately $17.6 million of MRBs secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties).  Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5)	The property relates to a forward bond purchase commitment that was executed in the fourth quarter of 2017. The property was considered stabilized when the MRB was acquired.
(6)	The MRB associated with the property was redeemed in the fourth quarter of 2017, so the number of units and occupancy are not applicable as of and for the quarter ended March 31, 2018

Physical and economic occupancy increased slightly for the stabilized Residential Properties for the first quarter of 2018 as compared to the same period in 2017. The increase is due primarily to the stabilization of Columbia Gardens, Willow Run, Crossing at 1415 and Heights at 515 in the fourth quarter of 2017.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  At March 31, 2018, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated non-stabilized properties was current at March 31, 2018.

		Number			Economic Occupancy (2)
		of Units at March 31,	Physical Occupancy (1) at March 31,		For the Three Months Ended March 31,
Property Name	State	2018	2018	2017	2018	2017
Non-Consolidated Properties-Non Stabilized (3)
Courtyard Apartments	CA	108	99%	99%	102%	100%
Harmony Terrace	CA	136	98%	100%	127%	135%
Las Palmas	CA	81	100%	100%	101%	92%
Montecito at Williams Ranch (4)	CA	132	95%	n/a	91%	n/a
San Vicente	CA	50	98%	100%	95%	99%
Seasons San Juan Capistrano	CA	112	97%	96%	100%	100%
The Village at Madera	CA	75	97%	100%	97%	99%
Vineyard Gardens (4)	CA	62	100%	n/a	104%	n/a
Rosewood Townhomes (4)	SC	100	90%	n/a	87%	n/a
South Pointe Apartments (4)	SC	256	91%	n/a	89%	n/a
Avistar at Copperfield	TX	192	88%	83%	79%	70%
Avistar at the Parkway	TX	236	90%	87%	78%	75%
Avistar at Wilcrest	TX	88	90%	91%	73%	76%
Avistar at Wood Hollow	TX	409	77%	86%	68%	85%
		2,037	90%	91%	87%	92%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

During the first quarter of 2018, these properties were under construction or renovation.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for a period after construction completion or completion of the rehabilitation.

(4)	Previous period occupancy numbers are not available as these are new investments subsequent to the first quarter of 2017.

Overall physical occupancy for the stabilized Residential Properties is fairly consistent at March 31, 2018 as compared to March 31, 2017.

Overall economic occupancy decreased slightly in the first quarter of 2018 as compared to the same period in 2017. The decrease is primarily due to the addition of Rosewood Townhomes and South Pointe Apartments in the fourth quarter of 2017 that have lower than average economic occupancy as they go through rehabilitation.   Additionally, Avistar at Wood Hollow experienced a decrease in economic occupancy as it experienced lower occupancy during rehabilitation in later 2017 and early 2018.

MF Properties

The MF Properties are owned by the Partnership and the Greens Hold Co. We own two MF Properties directly and the remaining MF Properties are wholly-owned by the Greens Hold Co.  The properties are encumbered by mortgage loans and other secured financing with an aggregate net principal balance of $50.6 million at March 31, 2018.  We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  At March 31, 2018, all the MF Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our mortgages payable and other secured financing was current at March 31, 2018.

		Number			Economic Occupancy (2)
		of Units at March 31,	Physical Occupancy (1) at March 31,		For the Three Months Ended March 31,
Property Name	State	2018	2018	2017	2018	2017
MF Properties-Stabilized (3)
Suites on Paseo	CA	393	90%	95%	90%	97%
Jade Park	FL	144	93%	81%	91%	74%
Eagle Village (4)	IN	n/a	n/a	79%	n/a	83%
The 50/50	NE	475	96%	75%	82%	73%
Residences of DeCordova (4)	TX	n/a	n/a	98%	n/a	93%
Residences of Weatherford (4)	TX	n/a	n/a	100%	n/a	98%
		1,012	93%	84%	87%	85%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	The property was sold during the fourth quarter of 2017, so unit and occupancy amounts are not applicable as of and for the quarter ended March 31, 2018.

The overall increase in physical and economic occupancy for 2018 as compared to the same period in 2017 is due to improvements at Jade Park and The 50/50. The increases at Jade Park are due to lease-up efforts after completion of rehabilitation projects during late 2017. The increases at The 50/50 are due to marketing and pricing changes implemented by the Partnership and Properties Management for fall 2017 lease-up.

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues and total expenses, and net income for the three months ended March 31, 2018 and 2017 and should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The table below compares revenue and other income for the Partnership for the periods presented:

Change in Total Revenues and Other Income (in 000’s)

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues and Other Income:
Property revenues	$2,337	$3,730	$(1,393)	-37.3%
Investment income	13,378	11,470	1,908	16.6%
Contingent interest income	-	133	(133)	N/A
Other interest income	743	645	98	15.2%
Other income	-	62	(62)	N/A
Gain on sale of real estate assets, net	-	7,169	(7,169)	N/A
Total Revenues and Other Income	$16,458	$23,209	$(6,751)	-29.1%

Discussion of the Total Revenues and Other Income for the Three Months Ended March 31, 2018 and 2017

Property revenues.  The decrease in property revenues for the three months ended March 31, 2018 as compared to the same period in 2017 is due to a decrease of approximately $1.4 million from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017.

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates and other equity investments.  The increase in investment income for the three months ended March 31, 2018 as compared to the same period in 2017 is due to the following factors:

•	An increase of approximately $1.4 million in recurring investment income from MRBs purchased during 2017;
•	An increase of approximately $439,000 of income on additional equity contributions to unconsolidated entities made during 2017;
•	An increase of approximately $726,000 of additional interest income recognized in the first quarter of 2018; and
•	A decrease of approximately $747,000 in recurring investment income due to MRB principal payments received and redemptions during 2017 and the first quarter of 2018.

Contingent interest income. There was no contingent interest income received for the three months ended March 31, 2018. For the three months ended March 31, 2017, contingent interest income was received from available excess cash at Lake Forest.

Other interest income. Other interest income is comprised primarily of interest income on property loans and cash equivalents. The increase in other interest income for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to an increase of approximately $133,000 in interest income from short-term investments during the first quarter of 2018.

Gain (loss) on sale of real estate assets.  There was no gain (loss) on sale reported for the three months ended March 31, 2018. The gain reported for the three months ended March 31, 2017, relates to the sale of Northern View in March 2017.

The table below compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,395	$2,484	$(1,089)	-43.8%
Depreciation and amortization	906	1,593	(687)	-43.1%
Amortization of deferred financing costs	465	740	(275)	-37.2%
Interest expense	4,883	5,442	(559)	-10.3%
General and administrative	2,812	3,131	(319)	-10.2%
Total Expenses	$10,461	$13,390	$(2,929)	-21.9%

Discussion of the Total Expenses for the Three Months Ended March 31, 2018 and 2017

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the three months ended March 31, 2018 as compared to the same period in 2017 is due to the following factors:

•	A decrease of approximately $716,000 related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017; and
•	A decrease of approximately $77,000 related to rehabilitation costs incurred at Jade Park in the first quarter of 2017 that did not recur in 2018.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties. The decrease in depreciation and amortization for the three months ended March 31, 2018 as compared to the same period in 2017 is due to the following factors:

•

A decrease of approximately $466,000 in depreciation related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017; and

•	A decrease of approximately $232,000 in in-place lease amortization at Jade Park in the first quarter of 2017 that did not occur in 2018.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The decrease in amortization of deferred financing costs for the three months ended March 31, 2018 as compared to the same period in 2017 is attributable to the following factors:

•	A decrease of approximately $203,000 in amortization related to a secured line of credit that matured in March 2017 and was not renewed;
•

A decrease of approximately $116,000 in amortization related to the TEBS I debt financing. All deferred financing costs related to TEBS I were amortized over the original term and prior to extension of the facility in September 2017.

Interest expense. The increase in interest expense for the three months ended March 31, 2018 as compared to the same period in 2017 is attributable to the following factors:

•	An increase of approximately $450,000 due to an increase of approximately 28 basis points in the average interest rate; and
•	A decrease of approximately $1.1 million related to fair value adjustments for interest rate derivatives and swaps.

General and administrative expenses.  The decrease in general and administrative expenses for the three months ended March 31, 2018 as compared to the same period in 2017 is due to a decrease of approximately $482,000 in salaries and benefits.

Discussion of the Income Tax Expense for the Three Months Ended March 31, 218 and 2017

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in the MF Properties, except for Suites on Paseo and Jade Park. The gain on sale of Northern View and normal operating income of the owned MF Properties are subject to federal and state income taxes and the Partnership recorded income tax expense of approximately $2.5 million for the three months ended March 31, 2017. The Greens Hold Co generated minimal taxable income for the three months ended March 31, 2018 due to the sales of all but one MF Property during 2017.

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

The table below shows the calculation of CAD (and a reconciliation of the Partnership’s GAAP net income to CAD) for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Partnership net income	$6,004,304	$7,288,862
Change in fair value of derivatives and interest rate derivative amortization	(989,995)	121,349
Depreciation and amortization expense	906,315	1,592,826
Amortization of deferred financing costs	464,772	740,238
Restricted units compensation expense	206,636	170,840
Deferred income taxes	34,000	(164,000)
Redeemable Series A Preferred Unit distribution and accretion	(717,763)	(324,642)
Tier 2 Income distributable to the General Partner (1)	-	(1,104,401)
Bond purchase premium (discount) amortization (accretion), net of cash received	(4,098)	(23,507)
Total CAD	$5,904,171	$8,297,565

Weighted average number of Units outstanding, basic	60,124,333	60,037,687
Net income per Unit, basic	$0.09	$0.10
Total CAD per Unit, basic	$0.10	$0.14
Distributions per Unit	$0.125	$0.125

(1)

As described in Note 3 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and Unitholders as a class and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.  For the three months ended March 31, 2018, the Partnership did not report any Tier 2 income distributable to the General Partner. For the three months ended March 31, 2017, the Partnership reported approximately $4.3 million of Tier 2 income from the gain on the sale of Northern View and approximately $133,000 from contingent interest received from Lake Forest.

There was no non-recurring CAD per Unit earned by the Partnership for the three months ended March 31, 2018 and 2017.

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

Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from ownership of these properties.  The economic performance of the MF Properties depends on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market where the property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an apartment property.  For discussion related to economic risk see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Other sources of cash available to the Partnership include:

•	Operating line of credit;
•	Secured and unsecured lines of credit;
•	Debt financing;
•	Mortgages payable and other secured financings;
•	Sale of Series A Preferred Units; and
•	Sale of additional BUCs.

At March 31, 2018, the Partnership had borrowed the following amounts:

•	Unsecured lines of credit - $50.0 million;
•	Debt financing, net - $550.4 million; and
•	Mortgages payable and other secured financing, net - $35.5 million.

In December 2017, the Partnership initiated an “at the market offering” to sell up to $75.0 million of BUCs at prevailing market prices on the date of sale. The Partnership sold 38,617 BUCs under the program for net proceeds of approximately $192,000, net of issuance costs, during the three months ended March 31, 2018. The “at the market offering” was terminated effective as of March 16, 2018.

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

(ii)	Payment of interest and principal on unsecured and secured lines of credit

We maintain two unsecured lines of credit: an operating and a revolving line of credit. Our operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make prepayments of the principal to reduce outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the three months ended March 31, 2018. In addition, we have fulfilled this requirement for the second quarter of 2018. Our $50.0 million revolving line of credit may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on the line of credit are due on the 270th day following the advance date but may be extended by making certain payments for up to an additional 270 days.

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

We anticipate refinancing all debt financing arrangements that will mature during the next twelve months with similar arrangements of terms greater than one year.

(iv)	Payment of distributions to the Unitholders – Series A Preferred Unit and BUC holders

Distributions to the Series A Preferred Unitholders, if declared by the General Partner, are paid at a fixed rate of 3.0% annually.  The Series A Preferred Units are non-cumulative, non-voting, non-convertible.

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

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers (the “Board”) of Burlington, which is the general partner of the Partnership’s general partner. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, initial finance costs and the MF Properties at cost. At March 31, 2018, our overall leverage ratio was approximately 64%.

Cash Flows

During the three months ended March 31, 2018, we used approximately $16.5 million of cash, which was the net result of approximately $2.9 million provided by operating activities, approximately $821,000 used in investing activities, and approximately $18.6 million used in financing activities.

Cash provided by operating activities totaled $2.9 million for the three months ended March 31, 2018, as compared to cash provided by operating activities of $4.9 million for the three months ended March 31, 2017. The decrease is primarily due to an increase in interest receivable of $1.7 million due to the timing of interest receipts.

Cash used in investing activities totaled $821,000 for the three months ended March 31, 2018, as compared to cash used in investing activities of $52.4 million for the three months ended March 31, 2017. The increase is due primarily to $59.6 million of MRB acquisitions in the first quarter of 2017 whereas there were none in the first quarter of 2018.

Cash used in financing activities totaled $18.6 million for the three months ended March 31, 2018, as compared to cash provided by financing activities of $48.7 million for the three months ended March 31, 2017. The decrease is due to various factors. Net proceeds from debt financing and lines of credit activity was $43.5 million during the first quarter of 2017, as compared to a net repayment of $8.3 million in the first quarter of 2018. Furthermore, the Partnership received $16.1 million from issuances of Series A Preferred Units in the first quarter of 2017 whereas the Partnership did not issue any Series A Preferred Units in the first quarter of 2018.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Contractual Obligations

As discussed herein and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, the debt and mortgage obligations of the Partnership consist of scheduled principal payments on the TOB Trust and Term A/B Trust financing facilities with DB, the TEBS credit facilities with Freddie Mac, and payments on the MF Property mortgages payable and other secured financing.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the three months ended March 31, 2018 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, please see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Partnership’s 2017 Annual Report on Form 10-K.

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

The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates at March 31, 2018:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$755,959	3.2%	- 8.8%	3.5%	- 9.7%	$17,834
PHC Certificates	48,939	5.2%	- 6.0%	5.7%	- 6.6%	1,593

Geographic Risk

The properties securing the MRBs are geographically dispersed throughout the United States with significant concentrations (geographic risk) in Texas, California, and South Carolina.  At March 31, 2018 and December 31, 2017, the geographic concentration in Texas as a percentage of the total MRB principal outstanding was approximately 44% and 44%, respectively.  At March 31, 2018 and December 31, 2017, the geographic concentration in California as a percentage of the total MRB principal outstanding was approximately 19% and 20%, respectively.   At March 31, 2018 and December 31, 2017, the geographic concentration in South Carolina as a percentage of the total MRB principal outstanding was approximately 16% and 16%, respectively.  After review of the properties’ economic performance in Texas, California and South Carolina as compared to general market conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At March 31, 2018, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs range between 4.7% and 4.9%;
•	The M24, M31, and M33 TEBS facilities range between 2.9% and 3.5%;
•	The Term TOB Trusts securitized by MRBs range between 4.0% and 4.4%;
•	The Term A/B Trusts securitized by MRBs range between 3.6% and 4.5%;
•	The TOB Trusts securitized by PHC Certificates are 3.8%; and
•	The mortgages payable and other secured financings range between 3.9% and 4.7%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on the variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at March 31, 2018:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of March 31, 2018
July 2014	$30,558,558	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$486
July 2014	30,558,558	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	486
July 2014	30,558,558	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	486
July 2015	27,591,683	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	10,333
July 2015	27,591,683	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	10,333
July 2015	27,591,683	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	10,333
June 2017	91,675,673	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	344,929
June 2017	82,775,049	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	813,862
Sept 2017	59,786,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	3,194
							$1,194,442

(1)	For additional details, see Note 21 to the Partnership's condensed consolidated financial statements.

The Partnership has contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. The Partnership has determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. The following table summarizes the terms of the interest rate swaps at March 31, 2018:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	March 31, 2018 - Fair Value of Liability
Sept 2014	$22,781,556	Oct 2016	Oct 2021	1.96%	1.31%	70% 30-day LIBOR	Deutsche Bank	$(146,935)
Sept 2014	18,022,873	April 2017	April 2022	2.06%	1.30%	70% 30-day LIBOR	Deutsche Bank	(194,805)
								$(341,740)

Interest Rates Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$7,092	$(19,169)	$(46,583)	$(66,229)	$(83,589)
TEBS Debt Financings	133,965	(112,350)	(188,722)	(289,412)	(369,069)
Other Investment Financings	101,365	(204,210)	(412,011)	(615,974)	(818,934)
Total	$242,422	$(335,729)	$(647,316)	$(971,615)	$(1,271,592)

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

As the above information incorporates only those material positions or exposures that existed as of March 31, 2018, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s 2017 Annual Report on Form 10‑K, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2018, the Partnership announced that the Board of Managers of Burlington, which is the general partner of the Partnership’s General Partner, authorized a unit repurchase program for up to 268,575 of the Partnership’s outstanding BUCs.  Under the terms of the repurchase program, BUCs may be repurchased from time to time at the Partnership’s discretion on the open market, through block trades, or otherwise, subject to market conditions, applicable legal requirements, and other considerations.  The program does not have a stated expiration date and will continue until all the BUCs authorized under the program have been repurchased, or the program is otherwise modified or terminated by the Board in its sole discretion.  For the three ended March 31, 2018, the Partnership repurchased 198,465 BUCs under the program for approximately $1.3 million.

Information on the BUCs repurchased during the three months ended March 31, 2018 under the program is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
January 1 - January 31, 2018	-	$-	-	-
February 1 - February 28, 2018	-	-	-	-
March 1 - March 31, 2018	198,465	6.33	198,465	70,110
	198,465	$6.33	198,465

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018and 2017, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: May 7, 2018	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: May 7, 2018	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer