Form 10-Q
period 2018-06-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2018-08-06
CIK 1059142

Fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

These forward-looking statements are subject, but not limited, to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	changes in interest rates;
•	our ability to use borrowings or obtain capital to finance our assets;
•	continued performance by counterparties to our interest rate derivative agreements;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s Capital Fund Program (“HUD”);
•	geographic concentration with the MRB portfolio held by the Partnership;
•	appropriations risk related to the funding of federal housing programs, including HUD Section 8; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. (“ATAX”) and its wholly-owned subsidiaries. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Partnership’s report for additional details.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$26,328,497	$69,597,699
Restricted cash	1,493,295	1,985,630
Interest receivable, net	7,682,580	6,541,132
Mortgage revenue bonds held in trust, at fair value (Note 6)	673,152,217	710,867,447
Mortgage revenue bonds, at fair value (Note 6)	94,477,120	77,971,208
Public housing capital fund trusts, at fair value (Note 7)	49,070,710	49,641,588
Real estate assets: (Note 8)
Land and improvements	7,518,727	7,319,235
Buildings and improvements	79,378,136	78,953,488
Real estate assets before accumulated depreciation	86,896,863	86,272,723
Accumulated depreciation	(11,403,940)	(9,580,531)
Net real estate assets	75,492,923	76,692,192
Investment in unconsolidated entities (Note 9)	60,494,767	39,608,927
Property loans, net of loan loss allowance (Note 10)	28,930,525	29,513,874
Other assets (Note 12)	6,408,246	7,348,302
Total Assets	$1,023,530,880	$1,069,767,999

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,837,981	$8,494,227
Distribution payable	7,632,945	8,423,803
Unsecured lines of credit (Note 13)	49,540,000	50,000,000
Debt financing, net (Note 14)	542,172,329	558,328,347
Mortgages payable and other secured financing, net (Note 15)	35,212,789	35,540,174
Derivative swaps, at fair value (Note 16)	129,018	826,852
Total Liabilities	642,525,062	661,613,403

Commitments and Contingencies (Note 17)

Redeemable Series A preferred units, approximately $94.5 redemption value, 10.0 million authorized, 9.5 million issued and outstanding (Note 18)	94,332,351	94,314,326

Partnersʼ Capital
General Partner (Note 1)	180,641	437,256
Beneficial Unit Certificate holders	286,492,826	313,403,014
Total Partnersʼ Capital	286,673,467	313,840,270
Total Liabilities and Partnersʼ Capital	$1,023,530,880	$1,069,767,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Property revenues	$2,403,142	$3,306,722	$4,739,654	$7,036,500
Investment income	12,249,035	12,174,215	25,627,521	23,644,401
Contingent interest income	-	86,567	-	219,217
Other interest income	1,058,688	666,796	1,801,724	1,311,933
Other income	74,300	-	74,300	62,637
Total revenues	15,785,165	16,234,300	32,243,199	32,274,688
Expenses:
Real estate operating (exclusive of items shown below)	1,290,487	1,621,084	2,685,980	4,105,300
Impairment of securities	831,062	-	831,062	-
Depreciation and amortization	921,816	1,270,379	1,828,131	2,863,205
Amortization of deferred financing costs	430,687	562,585	895,459	1,302,823
Interest expense	5,918,867	5,841,327	10,801,172	11,283,580
General and administrative	3,041,125	2,876,450	5,852,970	6,007,330
Total expenses	12,434,044	12,171,825	22,894,774	25,562,238
Other Income:
Gain (loss) on sale of real estate assets, net	-	(16,075)	-	7,152,512
Income before income taxes	3,351,121	4,046,400	9,348,425	13,864,962
Income tax expense (benefit)	13,000	(63,000)	6,000	2,395,047
Net income	3,338,121	4,109,400	9,342,425	11,469,915
Net income attributable to noncontrolling interest	-	-	-	71,653
Partnership net income	3,338,121	4,109,400	9,342,425	11,398,262
Redeemable Series A preferred unit distributions and accretion	(717,762)	(432,550)	(1,435,525)	(757,192)
Net income available to Partners	$2,620,359	$3,676,850	$7,906,900	$10,641,070

Net income available to Partners and noncontrolling interest allocated to:
General Partner	$26,204	$35,139	$79,069	$1,182,211
Limited Partners - Unitholders	2,530,332	3,594,529	7,729,733	9,389,231
Limited Partners - Restricted Unitholders	63,823	47,182	98,098	69,628
Noncontrolling interest	-	-	-	71,653
	$2,620,359	$3,676,850	$7,906,900	$10,712,723
Unitholders' interest in net income per Unit, basic and diluted	$0.04	$0.06	$0.13	$0.16
Distributions declared, per Unit	$0.125	$0.125	$0.25	$0.25
Weighted average number of Units outstanding, basic	59,937,300	59,862,969	60,030,817	59,950,328
Weighted average number of Units outstanding, diluted	59,937,300	59,862,969	60,030,817	59,950,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,338,121	$4,109,400	$9,342,425	$11,469,915
Reversal of net unrealized losses on securities with other-than-temporary impairment	981,792	-	525,446	-
Unrealized gain (loss) on securities	4,065,221	10,226,688	(17,353,309)	29,207,054
Unrealized gain (loss) on bond purchase commitments	(1,032,788)	544,779	(2,007,855)	765,723
Comprehensive income (loss)	7,352,346	14,880,867	(9,493,293)	41,442,692
Comprehensive income allocated to noncontrolling interest	-	-	-	71,653
Partnership comprehensive income (loss)	$7,352,346	$14,880,867	$(9,493,293)	$41,371,039

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2018 and 2017

(UNAUDITED)

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$437,256	60,373,674	$313,403,014	$-	$313,840,270	$75,623,830
Cumulative effect of accounting change (Note 2)	(2,169)		(214,779)	-	(216,948)	-
Distributions paid or accrued
Regular distribution	(152,659)		(15,113,232)	-	(15,265,891)	-
Net income allocable to Partners	79,069		7,827,831	-	7,906,900	-
Sale of Beneficial Unit Certificates, net of issuance costs	-	38,617	192,310	-	192,310	-
Repurchase of Beneficial Unit Certificates	-	(268,575)	(1,697,613)	-	(1,697,613)	-
Restricted units awarded	-	309,212	-	-	-	-
Restricted units compensation expense	7,502		742,655	-	750,157	-
Unrealized loss on securities	(173,533)		(17,179,776)	-	(17,353,309)	(17,353,309)
Unrealized loss on bond purchase commitment	(20,079)		(1,987,776)	-	(2,007,855)	(2,007,855)
Reversal of net unrealized loss on securities with other-than-temporary impairment	5,254		520,192		525,446	525,446
Balance at June 30, 2018	$180,641	60,452,928	$286,492,826	$-	$286,673,467	$56,788,112

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$102,536	60,224,538	$280,026,669	$4,663	$280,133,868	$38,895,484
Distribution to noncontrolling interest	-		-	(76,316)	(76,316)
Distributions paid or accrued
Regular distribution	(118,196)		(11,701,357)	-	(11,819,553)	-
Distribution of Tier 2 earnings (Note 3)	(1,120,625)		(3,361,875)	-	(4,482,500)	-
Net income allocable to Partners	1,182,211		9,458,859	71,653	10,712,723	-
Repurchase of Beneficial Unit Certificates	-	(254,656)	(1,466,222)	-	(1,466,222)	-
Restricted units awarded	-	283,046	-	-	-	-
Restricted units compensation expense	6,097		603,636	-	609,733	-
Unrealized gain on securities	292,071		28,914,983	-	29,207,054	29,207,054
Unrealized gain on bond purchase commitment	7,657		758,066	-	765,723	765,723
Balance at June 30, 2017	$351,751	60,252,928	$303,232,759	$-	$303,584,510	$68,868,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$9,342,425	$11,469,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,828,131	2,863,205
Gain on sale of real estate assets, net	-	(7,152,512)
Impairment of securities	831,062	-
Loss (gain) on derivatives, net of cash paid	(1,127,589)	302,769
Restricted unit compensation expense	750,157	609,733
Bond premium/discount amortization	(33,987)	(74,873)
Amortization of deferred financing costs	895,459	1,302,823
Deferred income tax expense (benefit) & income tax payable	(183,303)	(365,000)
Change in preferred return receivable from unconsolidated entities	(1,799,127)	(1,343,013)
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	(1,141,448)	585,695
Increase in other assets	(928,527)	(40,101)
Increase (decrease) in accounts payable and accrued expenses	(516,061)	50,585
Net cash provided by operating activities	7,917,192	8,209,226
Cash flows from investing activities:
Capital expenditures	(431,784)	(175,193)
Proceeds from sale of MF Properties	-	13,750,000
Proceeds from sale of land held for development	-	3,000,000
Acquisition of mortgage revenue bonds	(19,540,000)	(59,585,000)
Contributions to unconsolidated entities	(16,488,929)	(8,017,189)
Principal payments received on mortgage revenue bonds	23,285,577	2,003,281
Principal payments received on taxable mortgage revenue bonds	30,526	27,864
Principal payments received on PHC Certificates	226,714	437,000
Cash paid for land held for development and deposits on potential purchases	(2,660,649)	(95,932)
Advances on property loans	(66,651)	(2,340,636)
Principal payments received on property loans	650,000	500,000
Net cash used in investing activities	(14,995,196)	(50,495,805)
Cash flows from financing activities:
Distributions paid	(17,458,416)	(17,288,919)
Proceeds from the sale of redeemable Series A Preferred Units	-	16,131,000
Payment of offering costs related to the sale of redeemable Series A Preferred Units	-	(668)
Acquisition of interest rate derivatives	-	(496,800)
Repurchase of Beneficial Unit Certificates	(1,697,613)	(1,466,222)
Proceeds from the sale of Beneficial Unit Certificates	233,633	-
Payment of offering costs related to the sale of Beneficial Unit Certificates	(4,678)	-
Payment of tax withholding related to restricted unit awards	-	(153,306)
Distribution to noncontrolling interest	-	(76,316)
Proceeds from debt financing	-	135,100,000
Principal payments on debt financing	(16,924,182)	(32,751,484)
Principal payments on mortgages payable	(380,775)	(658,271)
Principal borrowing on unsecured lines of credit	19,540,000	24,460,000
Principal payments on unsecured and secured lines of credit	(20,000,000)	(84,460,000)
Increase (decrease) in security deposit liability related to restricted cash	17,168	(92,951)
Debt financing and other deferred costs	(8,670)	(1,452,517)
Net cash provided by (used in) financing activities	(36,683,533)	36,793,546
Net decrease in cash, cash equivalents and restricted cash	(43,761,537)	(5,493,033)
Cash, cash equivalents and restricted cash at beginning of period	71,583,329	27,506,220
Cash, cash equivalents and restricted cash at end of period	$27,821,792	$22,013,187

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,702,009	$10,670,383
Cash paid during the period for income taxes	$162,963	$3,007,000
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for Beneficial Unit Certificates and general partner	$7,632,945	$7,623,425
Distributions declared but not paid for Series A Preferred Units	$708,750	$427,500
Land contributed as investment in an unconsolidated entity	$2,597,784	$3,091,023
Capital expenditures financed through accounts payable	$24,491	$54,320
Deferred financing costs financed through accounts payable	$19,626	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$26,328,497	$15,371,898
Restricted cash	1,493,295	6,641,289
Total cash, cash equivalents and restricted cash	$27,821,792	$22,013,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P. and its wholly-owned subsidiaries. All intercompany transactions are eliminated.  At June 30, 2018, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with Freddie Mac.

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the second TEBS Financing, (“M31 TEBS Financing”) with Freddie Mac.
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the third TEBS Financing (“M33 TEBS Financing”), with Freddie Mac.
•	ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, committed to loan money or provide equity for the development of multifamily properties.
•	One MF Property, The 50/50, is owned by a wholly-owned corporation (“the Greens Hold Co”).
•	One MF Property, Jade Park, is owned by a wholly-owned subsidiary of the Partnership and one MF Property, Suites on Paseo, is owned directly by America First Multifamily Investors, L.P.

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

Investments in Mortgage Revenue Bond, Taxable Mortgage Revenue Bonds

The Partnership owns certain MRBs that were purchased at a discount or premium. The Partnership chose to adopt the provisions of ASU 2017-08 relating to premiums on purchased callable debt securities early, effective January 1, 2018. Upon adoption of this ASU, premiums on callable MRB investments are amortized as a yield adjustment to the earliest call date. Accordingly, on January 1, 2018, the Partnership recorded a cumulative adjustment to partners’ capital of approximately $217,000. Results for prior periods were not adjusted. The impact of the adoption of ASU 2017-08 to net income for the three and six months ended June 30, 2018 was a decrease in investment income of approximately $17,000 and $34,000, respectively, as compared to the previous accounting policy. Discounts on MRB investments continue to be amortized as a yield adjustment to their stated maturity. Amortization of premiums and discounts are recognized as investment income on the condensed consolidated statements of operations.

PHC Certificate Impairment

The Partnership periodically reviews the Public Housing Capital Fund Trust (“PHC”) Certificates for impairment. The Partnership evaluates whether a decline in the fair value of the investments that is below its amortized cost is other-than-temporary. Factors considered are:

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

The Greens Hold Co, a wholly-owned subsidiary of the Partnership, is a corporation subject to federal and state income taxes.  The Partnership recognizes income tax expense or benefit for the federal and state income taxes incurred by the Greens Hold Co on the Partnership’s condensed consolidated financial statements.

The Partnership evaluates its tax positions taken in the its condensed consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As such, the Partnership may recognize a tax benefit from an uncertain tax position only if the Partnership believes it is more likely than not that the tax position will be sustained on examination by taxing authorities. The Partnership accrues interest and penalties as incurred within income tax expense.

Deferred income tax expense, or benefit, is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes such as depreciation, amortization of deferred financing costs, etc.) and the utilization of tax net operating losses (“NOLs”) generated in prior years that had been previously recognized as deferred income tax assets. The Partnership records a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred income tax expense.

Revenue Recognition on Investments in Real Estate

The Partnership’s MF Properties are lessors of multifamily, student housing, and senior citizen rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term. The Partnership also recognizes other non-lease revenues related to other operations at the MF Properties such as parking and food service revenues at student housing properties. Such revenues are recognized over time as services are provided. Such non-lease revenue streams are within the scope of Accounting Standards Codification (“ASC”) 606, which was effective for the Partnership as of January 1, 2018. The adoption of ASC 606 did not have a material impact on the Partnerships’ condensed consolidated financial statements.

Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”) permits the grant of Restricted Units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to three years. RUAs currently provide for the payment of quarterly distributions during the vesting period. The RUAs provide for accelerated vesting if there is a change in control or upon death or disability of the participant. The Partnership accounts for forfeitures as they occur.

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. These condensed consolidated financial statements and notes have been prepared consistently with the 2017 Form 10-K, with the exception of new accounting standards that were adopted and are discussed herein. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position at June 30, 2018, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2017, was derived from the audited annual financial statements, but does not contain all the footnote disclosures from the annual consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The ASU requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU offers specific accounting guidance for embedded lease arrangements, lease terms and incentives, sale-leaseback agreements, and related disclosures. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2018, with early adoption permitted. The FASB issued ASU 2018-11 in July 2018, which allows the Partnership to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings. The Partnership is currently evaluating whether to elect this adoption method rather than using the modified retrospective approach. The Partnership has performed a preliminary assessment of its lessor and lessee leasing arrangements. Lessor arrangements with tenants at the MF Properties are not expected to be materially impacted by adoption of the standard. The Partnership has six lessee arrangements for which it is assessing the quantitative and qualitative impact of the standard. The Partnership has not elected early adoption of the standard and is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The ASU enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2019 and is applied under a modified retrospective approach. The Partnership is currently assessing the impact of the adoption of this pronouncement on the condensed consolidated financial statements.

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

Series A Preferred Units were created pursuant to the First Amendment to the Amended and Restated LP Agreement (the “First Amendment”). The holders of the Series A Preferred Units are entitled to distributions at a fixed rate prior to payment of distributions to other Unitholders.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities. There were no dilutive Units for the three and six months ended June 30, 2018 and 2017.

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

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the assets, liabilities or results of operations of these VIEs in the condensed consolidated financial statements.

The Partnership held variable interests in 19 and 23 non-consolidated VIEs at June 30, 2018 and December 31, 2017, respectively. The following table summarizes the Partnerships variable interests in these entities at June 30, 2018 and December 31, 2017:

	Maximum Exposure to Loss
	June 30, 2018	December 31, 2017
Mortgage revenue bonds	$84,158,000	$146,344,195
Property loans	15,574,613	15,824,613
Investment in unconsolidated entities	60,494,767	39,608,927
	$160,227,380	$201,777,735

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns at June 30, 2018 and December 31, 2017. The difference between a MRB’s carrying value on the condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans at June 30, 2018 and December 31, 2017 is equal to the unpaid principal balance plus accrued interest. The difference between a property loans’ carrying value and the maximum exposure is the value of loan loss allowances that have been previously recorded against the property loans.

6. Investments in Mortgage Revenue Bonds (“MRBs”)

MRBs owned by the Partnership have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 14). The Partnership had the following investments in MRBs at June 30, 2018 and December 31, 2017:

	June 30, 2018
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$842,894	$-	$17,300,894
Glenview Apartments - Series A (4)	CA	4,604,904	386,744	-	4,991,648
Harmony Court Bakersfield - Series A (2)	CA	3,730,000	273,992	-	4,003,992
Harmony Terrace - Series A & B (2)	CA	14,300,000	571,942	-	14,871,942
Harden Ranch - Series A (3)	CA	6,811,252	868,874	-	7,680,126
Las Palmas II - Series A & B (2)	CA	3,465,000	121,498	-	3,586,498
Montclair Apartments - Series A (4)	CA	2,494,734	316,289	-	2,811,023
San Vicente - Series A (2)	CA	3,495,000	238,471	-	3,733,471
Santa Fe Apartments - Series A (4)	CA	3,022,276	407,346	-	3,429,622
Seasons at Simi Valley - Series A (2)	CA	4,346,157	639,914	-	4,986,071
Seasons Lakewood - Series A (2)	CA	7,350,000	578,452	-	7,928,452
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	906,168	-	19,855,168
Summerhill - Series A (2)	CA	6,423,000	410,548	-	6,833,548
Sycamore Walk - Series A (2)	CA	3,616,750	316,436	-	3,933,186
The Village at Madera - Series A (2)	CA	3,085,000	226,613	-	3,311,613
Tyler Park Townhomes - Series A (3)	CA	5,934,866	627,227	-	6,562,093
Westside Village Market - Series A (3)	CA	3,878,423	444,103	-	4,322,526
Lake Forest (1)	FL	8,433,000	1,184,869	-	9,617,869
Brookstone (1)	IL	7,442,163	1,557,750	-	8,999,913
Copper Gate Apartments (3)	IN	5,100,000	606,607	-	5,706,607
Renaissance - Series A (4)	LA	11,182,486	1,498,700	-	12,681,186
Live 929 Apartments (2)	MD	40,333,693	3,093,989	-	43,427,682
Woodlynn Village (1)	MN	4,244,000	39,254	-	4,283,254
Greens Property - Series A (3)	NC	8,080,000	925,182	-	9,005,182
Silver Moon - Series A (4)	NM	7,851,526	693,322	-	8,544,848
Ohio Properties - Series A (1)	OH	14,052,997	516,691	-	14,569,688
Bridle Ridge (1)	SC	7,430,000	97,044	-	7,527,044
Columbia Gardens (2)	SC	13,299,000	1,300,938	-	14,599,938
Companion at Thornhill Apartments (2)	SC	11,350,638	944,340	-	12,294,978
Cross Creek (1)	SC	6,141,122	2,641,911	-	8,783,033
The Palms at Premier Park Apartments (3)	SC	19,142,966	1,903,361	-	21,046,327
Village at River's Edge (2)	SC	9,969,493	1,327,542	-	11,297,035
Willow Run (2)	SC	13,115,524	1,280,882	-	14,396,406
Arbors at Hickory Ridge (3)	TN	11,260,696	990,706	-	12,251,402
Pro Nova 2014-1 (2)	TN	10,029,943	-	(60,059)	9,969,884
Avistar at Copperfield - Series A (2)	TX	10,000,000	281,641	-	10,281,641
Avistar at the Crest - Series A (3)	TX	9,407,620	878,039	-	10,285,659
Avistar at the Oaks - Series A (3)	TX	7,597,649	693,141	-	8,290,790
Avistar at the Parkway - Series A (4)	TX	13,174,934	1,076,277	-	14,251,211
Avistar at Wilcrest - Series A (2)	TX	3,775,000	76,010	-	3,851,010
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	519,528	-	32,369,528
Avistar in 09 - Series A (3)	TX	6,560,275	569,287	-	7,129,562
Avistar on the Boulevard - Series A (3)	TX	16,026,896	1,287,345	-	17,314,241
Avistar on the Hills - Series A (3)	TX	5,249,199	478,889	-	5,728,088
Bella Vista (1)	TX	6,225,000	36,768	-	6,261,768
Bruton Apartments (2)	TX	17,993,528	1,983,682	-	19,977,210
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,112,142	-	21,297,142
Concord at Little York - Series A (2)	TX	13,440,000	1,603,710	-	15,043,710
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,387,983	-	23,207,983
Crossing at 1415 - Series A (2)	TX	7,507,847	535,422	-	8,043,269
Decatur Angle (2)	TX	22,713,795	2,035,876	-	24,749,671
Heights at 515 - Series A (2)	TX	6,873,563	607,666	-	7,481,229
Heritage Square - Series A (4)	TX	11,011,625	868,241	-	11,879,866
Oaks at Georgetown - Series A (2)	TX	12,330,000	388,294	-	12,718,294
Runnymede (1)	TX	10,095,000	71,494	-	10,166,494
Southpark (1)	TX	11,730,894	2,681,471	-	14,412,365
Vantage at Judson -Series B (4)	TX	26,022,746	2,070,687	-	28,093,433
15 West Apartments (2)	WA	9,768,096	1,405,808	-	11,173,904
Mortgage revenue bonds held in trust		$619,782,276	$53,430,000	$(60,059)	$673,152,217

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 14

(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 14
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 14
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 14

	June 30, 2018
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montecito at Williams Ranch Apartments - Series A & B	CA	$12,471,000	$843,862	$-	$13,314,862
Vineyard Gardens - Series A & B	CA	6,841,000	498,091	-	7,339,091
Greens Property - Series B	NC	935,715	167,568	-	1,103,283
Ohio Properties - Series B	OH	3,528,660	107,104	-	3,635,764
Rosewood Townhomes - Series A & B	SC	9,750,000	-	(475,623)	9,274,377
South Pointe Apartments - Series A & B	SC	22,700,000	-	(1,012,610)	21,687,390
Avistar at Copperfield - Series B	TX	4,000,000	12,310	-	4,012,310
Avistar at the Crest - Series B	TX	747,452	33,663	-	781,115
Avistar at the Oaks - Series B	TX	546,794	23,084	-	569,878
Avistar at the Parkway - Series B	TX	124,734	31,430	-	156,164
Avistar at Wilcrest - Series B	TX	1,550,000	4,839	-	1,554,839
Avistar at Wood Hollow - Series B	TX	8,410,000	27,743	-	8,437,743
Avistar in 09 - Series B	TX	451,056	17,357	-	468,413
Avistar on the Boulevard - Series B	TX	444,138	18,371	-	462,509
Esperanza at Palo Alto	TX	19,540,000	2,139,382	-	21,679,382
Mortgage revenue bonds held by the Partnership		$92,040,549	$3,924,804	$(1,488,233)	$94,477,120

	December 31, 2017
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$1,226,192	$-	$17,684,192
Glenview Apartments - Series A (4)	CA	4,627,228	523,464	-	5,150,692
Harmony Court Bakersfield - Series A (2)	CA	3,730,000	430,637	-	4,160,637
Harmony Terrace - Series A & B (2)	CA	14,300,000	871,221	-	15,171,221
Harden Ranch - Series A (3)	CA	6,845,985	1,182,914	-	8,028,899
Las Palmas II - Series A & B (2)	CA	3,465,000	193,418	-	3,658,418
Montclair Apartments - Series A (4)	CA	2,506,828	398,840	-	2,905,668
San Vicente - Series A & B (2)	CA	5,320,000	309,038	-	5,629,038
Santa Fe Apartments - Series A (4)	CA	3,036,928	535,673	-	3,572,601
Seasons at Simi Valley - Series A (2)	CA	4,366,195	807,864	-	5,174,059
Seasons Lakewood - Series A & B (2)	CA	12,610,000	884,537	-	13,494,537
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	1,233,570	-	20,182,570
Summerhill - Series A & B (2)	CA	9,795,000	738,806	-	10,533,806
Sycamore Walk - Series A (2)	CA	3,632,000	490,314	-	4,122,314
The Village at Madera - Series A & B (2)	CA	4,804,000	355,303	-	5,159,303
Tyler Park Townhomes - Series A (3)	CA	5,965,475	807,688	-	6,773,163
Westside Village Market - Series A (3)	CA	3,898,427	568,423	-	4,466,850
Lake Forest (1)	FL	8,505,000	1,579,885	-	10,084,885
Brookstone (1)	IL	7,450,595	2,017,019	-	9,467,614
Copper Gate Apartments (3)	IN	5,100,000	778,339	-	5,878,339
Renaissance - Series A (4)	LA	11,239,441	2,096,328	-	13,335,769
Live 929 Apartments (2)	MD	40,573,347	3,710,942	-	44,284,289
Woodlynn Village (1)	MN	4,267,000	44,428	-	4,311,428
Greens Property - Series A (3)	NC	8,126,000	1,113,852	-	9,239,852
Silver Moon - Series A (4)	NM	7,879,590	1,140,448	-	9,020,038
Ohio Properties - Series A (1)	OH	14,113,000	788,199	-	14,901,199
Bridle Ridge (1)	SC	7,465,000	1,199	-	7,466,199
Columbia Gardens (2)	SC	13,396,856	1,413,831	-	14,810,687
Companion at Thornhill Apartments (2)	SC	11,404,758	1,284,441	-	12,689,199
Cross Creek (1)	SC	6,136,553	2,850,344	-	8,986,897
The Palms at Premier Park Apartments (3)	SC	19,238,297	2,712,429	-	21,950,726
Village at River's Edge (2)	SC	10,000,000	1,182,706	-	11,182,706
Willow Run (2)	SC	13,212,587	1,391,536	-	14,604,123
Arbors at Hickory Ridge (3)	TN	11,342,234	1,693,626	-	13,035,860
Pro Nova 2014-1 (2)	TN	10,038,889	133,878	-	10,172,767
Avistar at Copperfield - Series A (2)	TX	10,000,000	628,644	-	10,628,644
Avistar at the Crest - Series A (3)	TX	9,456,384	1,187,142	-	10,643,526
Avistar at the Oaks - Series A (3)	TX	7,635,895	938,465	-	8,574,360
Avistar at the Parkway - Series A (4)	TX	13,233,665	932,753	-	14,166,418
Avistar at Wilcrest - Series A (2)	TX	3,775,000	125,170	-	3,900,170
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,865,826	-	33,715,826
Avistar in 09 - Series A (3)	TX	6,593,300	716,944	-	7,310,244
Avistar on the Boulevard - Series A (3)	TX	16,109,972	1,947,465	-	18,057,437
Avistar on the Hills - Series A (3)	TX	5,275,623	648,383	-	5,924,006
Bella Vista (1)	TX	6,295,000	42,718	-	6,337,718
Bruton Apartments (2)	TX	18,051,775	3,042,939	-	21,094,714
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,759,654	-	21,944,654
Concord at Little York - Series A (2)	TX	13,440,000	1,999,572	-	15,439,572
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,994,839	-	23,814,839
Crossing at 1415 - Series A (2)	TX	7,540,000	634,091	-	8,174,091
Decatur Angle (2)	TX	22,794,912	2,985,955	-	25,780,867
Heights at 515 - Series A (2)	TX	6,903,000	580,522	-	7,483,522
Heritage Square - Series A (4)	TX	11,063,027	993,609	-	12,056,636
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	915,705	-	18,757,705
Runnymede (1)	TX	10,150,000	79,514	-	10,229,514
Southpark (1)	TX	11,693,138	2,960,294	-	14,653,432
Vantage at Judson -Series B (4)	TX	26,133,557	3,117,969	-	29,251,526
15 West Apartments (2)	WA	9,797,833	1,839,648	-	11,637,481
Mortgage revenue bonds held in trust		$639,438,294	$71,429,153	$-	$710,867,447

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 14

(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 14
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 14
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 14

	December 31, 2017
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montecito at Williams Ranch Apartments - Series A & B	CA	$12,471,000	$1,111,807	$-	$13,582,807
Seasons at Simi Valley - Series B	CA	1,944,000	-	(466)	1,943,534
Sycamore Walk - Series B	CA	1,815,000	-	(151)	1,814,849
Vineyard Gardens - Series A & B	CA	6,841,000	-	-	6,841,000
Greens Property - Series B	NC	937,399	193,991	-	1,131,390
Ohio Properties - Series B	OH	3,536,060	149,630	-	3,685,690
Rosewood Townhomes - Series A & B	SC	9,750,000	-	-	9,750,000
South Pointe Apartments - Series A & B	SC	22,700,000	-	-	22,700,000
Avistar at Copperfield - Series B	TX	4,000,000	13,514	-	4,013,514
Avistar at the Crest - Series B	TX	749,455	58,871	-	808,326
Avistar at the Oaks - Series B	TX	548,202	41,286	-	589,488
Avistar at the Parkway - Series B	TX	124,861	30,715	-	155,576
Avistar at Wilcrest - Series B	TX	1,550,000	5,306	-	1,555,306
Avistar at Wood Hollow - Series B	TX	8,410,000	30,276	-	8,440,276
Avistar in 09 - Series B	TX	452,217	28,675	-	480,892
Avistar on the Boulevard - Series B	TX	445,328	33,232	-	478,560
Mortgage revenue bonds held by the Partnership		$76,274,522	$1,697,303	$(617)	$77,971,208

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

Bond Activity in the First Six Months of 2018

The following MRB was acquired during the six months ended June 30, 2018:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Esperanza at Palo Alto (1)	May	San Antonio, TX	322	7/1/2058	5.80%	19,540,000
						$19,540,000

(1) Previously reported bond purchase commitment that converted to a MRB in May 2018.

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the six months ended June 30, 2018:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Sycamore Walk - Series B	January	Bakersfield, CA	112	1/1/2018	8.00%	$1,815,000
Seasons Lakewood - Series B	March	Lakewood, CA	85	1/1/2019	8.00%	5,260,000
Summerhill - Series B	March	Bakersfield, CA	128	12/1/2018	8.00%	3,372,000
Oaks at Georgetown - Series B	April	Georgetown, TX	192	1/1/2019	8.00%	5,512,000
Seasons at Simi Valley - Series B	April	Simi Valley, CA	69	9/1/2018	8.00%	1,944,000
San Vicente - Series B	May	Soledad, CA	50	11/1/2018	8.00%	1,825,000
The Village at Madera - Series B	May	Madera, CA	75	12/1/2018	8.00%	1,719,000
						$21,447,000

Bond Activity in the First Six Months of 2017

The following table includes the details of the MRB acquisitions during the six months ended June 30, 2017:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Avistar at Copperfield - Series A	February	Houston, TX	192	5/1/2054	5.75%	$10,000,000
Avistar at Copperfield - Series B	February	Houston, TX	192	6/1/2054	12.00%	4,000,000
Avistar at Wilcrest - Series A	February	Houston, TX	88	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	February	Houston, TX	88	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A	February	Austin, TX	409	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	February	Austin, TX	409	6/1/2054	12.00%	8,410,000
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

The Partnership had the following investments in the PHC Certificates at June 30, 2018 and December 31, 2017:

	June 30, 2018
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	7.00	AA-	5.33%	$24,815,777	$-	$-	$24,815,777
PHC Certificate Trust II	6.07	A+	4.34%	9,123,954	-	-	9,123,954
PHC Certificate Trust III	7.31	BBB	5.29%	15,130,979	-	-	15,130,979
				$49,070,710	$-	$-	$49,070,710

	December 31, 2017
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	7.31	AA-	5.39%	$25,109,305	$-	$-	$25,109,305
PHC Certificate Trust II	6.37	A+	4.32%	9,606,480	-	(248,189)	9,358,291
PHC Certificate Trust III	7.61	BBB	5.23%	15,451,249	-	(277,257)	15,173,992
				$50,167,034	$-	$(525,446)	$49,641,588

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

The Partnership recognized an impairment charge on the three PHC Certificates of approximately $831,000 during the three and six months ended June 30, 2018. See Note 2 for information considered in the Partnership’s evaluation of impairment of the PHC Certificates.

8. Real Estate Assets

The following tables summarizes information regarding the Partnership’s real estate assets at June 30, 2018 and December 31, 2017:

Real Estate Assets at June 30, 2018
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on June 30, 2018
Suites on Paseo	San Diego, CA	393	$3,195,468	$38,850,963	$42,046,431
The 50/50 MF Property	Lincoln, NE	475	-	32,932,981	32,932,981
Jade Park	Daytona, FL	144	2,292,035	7,594,192	9,886,227
Land held for development	(1)	(1)	2,031,224	-	2,031,224
					$86,896,863
Less accumulated depreciation					(11,403,940)
Total real estate assets					$75,492,923

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

(2) Land held for development consists of parcels of land in Johnson County, KS and Richland County, SC and land development costs for a site in Douglas County, NE

Activity in the First Six Months of 2018

In February 2018, the Partnership acquired two contiguous tracts of land in Omaha, NE. The total purchase price was approximately $2.7 million. In March 2018, a portion of the land acquired was contributed to Vantage at Stone Creek, LLC in exchange for an ownership interest in the entity (See Note 9). The remaining land is classified as “Land held for development” at June 30, 2018. In May 2018, the Partnership listed the remaining land for sale.

In February 2018, the Partnership executed a Purchase Agreement to acquire a tract of land in Douglas County, NE. If the land is successfully acquired, it will be classified as “Land held for development.”

In March 2018, the Partnership executed a Commercial Purchase Agreement to sell the Jade Park MF Property to an unrelated third party. The Partnership and the third party mutually agreed to terminate the Commercial Purchase Agreement in May 2018. In June 2018, the Partnership executed a new Commercial Purchase Agreement to sell the Jade Park MF Property to a different unrelated third party.

Activity in the First Six Months of 2017

In March 2017, the Partnership sold its 99% limited partner interest in Northern View. The table below summarizes information related to the sale. The gain on sale, net of income taxes, is considered Tier 2 income (See Note 3). The Partnership determined the sale did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units	Gross Proceeds	Gain on Sale before Income Taxes
Northern View	March	Highland Heights, KY	294	$13,750,000	$7,152,512

In May 2017, the Partnership closed on the sale of a parcel of land in St. Petersburg, Florida. The Partnership recognized a loss on sale of approximately $22,000, attributable to direct selling expenses.

Net income (loss), exclusive of the gains on sale, related to the Northern View MF Property (sold in March 2017) and the Eagle Village, Residences of DeCordova and Residences of Weatherford MF Properties (sold in November 2017) for the three and six months ended June 30, 2018 and 2017 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$2,854	$(90,191)	$(10,503)	$(153,043)

9. Investment in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity commitments and reported equity contributions within investment in unconsolidated entities on the condensed consolidated balance sheets. The investments represent the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments, up to a maximum amount, through the second anniversary of construction completion. The return on these investments earned by the Partnership is reported as investment income on the condensed consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities at June 30, 2018 and December 31, 2017:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value at June 30, 2018	Carrying Value at December 31, 2017	Maximum Remaining Equity Commitment at June 30, 2018
Vantage at Corpus Christi	Corpus Christi, TX	288	March 2016	August 2017	$9,035,674	$9,178,139	$1,550,000
Vantage at Boerne	Boerne, TX	288	August 2016	December 2017	8,695,165	8,272,810	1,475,936
Vantage at Waco	Waco, TX	288	August 2016	January 2018	9,194,710	8,748,091	1,592,039
Vantage at Panama City Beach	Panama City Beach, FL	288	March 2017	June 2018	10,877,788	10,349,416	1,996,500
Vantage at Powdersville	Powdersville, SC	288	November 2017	N/A	7,488,224	3,060,471	3,534,815
Vantage at Stone Creek	Omaha, NE	294	March 2018	N/A	5,226,898	-	1,984,179
Vantage at Bulverde	Bulverde, TX	288	March 2018	N/A	6,790,825	-	1,959,428
Vantage at Germantown	Germantown, TN	288	June 2018	N/A	3,185,483	-	7,242,170
					$60,494,767	$39,608,927	$21,335,067

Activity in the First Six Months of 2018

In March 2018, the Partnership executed equity commitments to fund construction of the Vantage at Stone Creek and Vantage at Bulverde multifamily properties of approximately $7.1 million and $8.6 million, respectively. The Partnership also entered into a guarantee agreement related to the construction loan for Vantage at Stone Creek (Note 17).

In June 2018, the Partnership executed a $10.4 million equity commitment to fund construction of the Vantage at Germantown multifamily property.

Activity in the First Six Months of 2017

In March 2017, the Partnership executed an $11.7 million equity commitment to fund construction of the Vantage at Panama City Beach multifamily property. The Partnership also entered into a guarantee agreement related to the property’s construction loan (Note 17).

10. Property Loans, Net of Loan Loss Allowances

The following table summarizes the Partnership’s property loans, net of loan loss allowances, at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Outstanding Balance	Loan Loss Allowances	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	5,062,535	-	5,062,535
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,367,635	-	8,367,635
Vantage at New Braunfels, LLC	7,206,978	-	7,206,978
Winston Group, Inc	700,000	-	700,000
Total	$36,324,339	$(7,393,814)	$28,930,525

	December 31, 2017
	Outstanding Balance	Loan Loss Allowances	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,995,884	-	4,995,884
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,417,635	-	8,417,635
Vantage at New Braunfels, LLC	7,406,978	-	7,406,978
Winston Group, Inc	1,100,000	-	1,100,000
Total	$36,907,688	$(7,393,814)	$29,513,874

During the three and six months ended June 30, 2018, the interest to be earned on the Cross Creek, and the Lake Forest property loans was in nonaccrual status. During the three and six months ended June 30, 2017, the interest to be earned on the Ashley Square, Cross Creek, and the Lake Forest property loans was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, for the three and six months ended June 30, 2018 and 2017, interest to be earned on approximately $983,000 of property loans for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by our taxable subsidiary, the Greens Hold Co, which owns all the MF Properties except the Suites on Paseo and Jade Park. The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of deferred finance costs, etc.), and the utilization of net operating losses generated in prior years. The Partnership’s deferred tax assets and liabilities are valued based on enacted tax rates as of the reporting date, including consideration of the Jobs and Tax Cuts Act of 2017.

The following represents income tax expense for the Greens Hold Co for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Current income tax expense (benefit)	$13,000	$138,000	$(28,000)	$2,760,047
Deferred income tax expense (benefit)	-	(201,000)	34,000	(365,000)
Total income tax expense (benefit)	$13,000	$(63,000)	$6,000	$2,395,047

The Partnership evaluated whether it is more likely than not that its deferred income tax assets are realizable and recorded a valuation allowance of approximately $110,000 against its deferred income tax assets as of June 30, 2018. There was no valuation allowance recorded as of December 31, 2017.

12. Other Assets

The following represents the Other Assets at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Deferred financing costs - net	$296,157	$383,133
Fair value of derivative instruments (Note 16)	1,026,976	597,221
Taxable mortgage revenue bonds at fair market value	2,357,952	2,422,459
Bond purchase commitments - fair value (Note 17)	994,685	3,002,540
Other assets	1,732,476	942,949
Total other assets	$6,408,246	$7,348,302

See Note 21 for a description of the methodology and significant assumptions for determining the fair value of the derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on these assets are recorded in the condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

13. Unsecured Lines of Credit

The following represents the unsecured lines of credit (“LOC”) at June 30, 2018 and December 31, 2017:

Unsecured Lines of Credit	Outstanding on June 30, 2018	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$49,540,000	$50,000,000	May 2019	Variable (1)	Monthly	5.00%
Bankers Trust operating	-	10,000,000	May 2019	Variable (1)	Monthly	5.34%
Total unsecured lines of credit	$49,540,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding on December 31, 2017	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust	$50,000,000	$50,000,000	May 2019	Variable (2)	Monthly	4.38%
Bankers Trust operating	-	10,000,000	May 2019	Variable (2)	Monthly	4.62%
Total unsecured lines of credit	$50,000,000	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The outstanding balance on the non-operating LOC is due between September 2018 and February 2019, before consideration of the Partnership’s extension payment options. If all extension options are utilized, the balance is due in May 2019.

The Partnership is required to make principal payments to reduce the Bankers Trust Operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  The Partnership has fulfilled its prepayment obligation for all periods presented.   In addition, the Partnership has fulfilled its third quarter of 2018 repayment obligation as it maintained a zero balance in the Operating LOC for the first fifteen days of July 2018. The Partnership is in compliance with all covenants at June 30, 2018.

14. Debt Financing

The following represents the Partnership’s Debt Financings, net of deferred financing costs, at June 30, 2018 and December 31, 2017:

	Outstanding Debt Financings on June 30, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,731,225	$-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	18,671,135	-	2017	August 2018 - November 2018	N/A	N/A	N/A	3.76%
Fixed - Term A/B	60,491,635	-	2017	February 2022 - March 2022	N/A	N/A	N/A	3.89%
Fixed - Term A/B	137,779,522	-	2016	September 2026 - December 2026	N/A	N/A	N/A	3.64%
Fixed - Term A/B	47,403,860	-	2017	February 2027 - November 2027	N/A	N/A	N/A	4.46% - 4.52%
Variable - TOB	37,965,000	161,976	2012	May 2019	Weekly	2.04 - 2.09%	1.67%	3.71 - 3.76%

TEBS Financings
Variable - TEBS I	55,093,000	399,815	2010	September 2020	Weekly	1.55%	1.85%	3.40%
Variable - TEBS II (1)	80,742,583	136,626	2014	July 2019 (2)	Weekly	1.53%	1.62%	3.15%
Variable - TEBS III (1)	57,294,369	56,111	2015	July 2020 (3)	Weekly	1.53%	1.39%	2.92%
Total Debt Financings	$542,172,329

(1)	Facility fees are variable
(2)

The Partnership may unilaterally elect to extend the financing for an additional five-year period through July 2024. If the Partnership exercises its extension option, Freddie Mac has the option to adjust components of the Facility Fees.

(3)

The Partnership may unilaterally elect to extend the financing for an additional five-year period through July 2025. If the Partnership exercises its extension option, Freddie Mac has the option to adjust components of the Facility Fees.

	Outstanding Debt Financings on December 31, 2017, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,787,036	$-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	33,612,154	-	2017	June 2018 - August 2018	N/A	N/A	N/A	3.76%
Fixed - Term A/B	60,441,915	-	2017	February 2022 - March 2022	N/A	N/A	N/A	3.89%
Fixed - Term A/B	138,065,482	-	2016	September 2026 - December 2026	N/A	N/A	N/A	3.64%
Fixed - Term A/B	47,414,014	-	2017	February 2027 - November 2027	N/A	N/A	N/A	4.46% - 4.52%
Variable - TOB	38,130,000	850,327	2012	May 2018	Weekly	2.24 - 2.29%	1.67%	3.91 - 3.96%

TEBS Financings
Variable - TEBS I	55,468,000	372,222	2010	September 2020	Weekly	1.79%	1.85%	3.64%
Variable - TEBS II (1)	81,003,688	176,685	2014	July 2019 (2)	Weekly	1.77%	1.39%	3.16%
Variable - TEBS III (1)	57,406,058	57,364	2015	July 2020 (3)	Weekly	1.77%	1.16%	2.93%
Total Debt Financings	$558,328,347

(1)	Facility fees are variable
(2)

The Partnership may unilaterally elect to extend the financing for an additional five-year period through July 2024. If the Partnership exercises its extension option, Freddie Mac has the option to adjust components of the Facility Fees.

(3)

The Partnership may unilaterally elect to extend the financing for an additional five-year period through July 2025. If the Partnership exercises its extension option, Freddie Mac has the option to adjust components of the Facility Fees.

The TOB and Term A/B Trusts are subject to a Master Trust Agreement with DB that contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. The Partnership is in compliance with these covenants as of June 30, 2018.

At June 30, 2018 and December 31, 2017, the Partnership posted cash collateral (i.e. restricted cash) related to the interest rate swaps associated with specific debt financings. The Partnership has also posted cash collateral as contractually required under the terms of the three TEBS Financings. In addition, to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financings, the Partnership also entered into interest rate cap agreements (Note 16).

Debt Financing Activity in the First Six Months of 2018

The following Term A/B Trusts were collapsed and paid off in full at prices that approximated the Partnership’s carrying value plus accrued interest:

Mortgage Revenue Bond	Debt Facility	Month	Paydown Applied
Seasons Lakewood - Series B	Term A/B Trust	March 2018	$4,475,000
Summerhill - Series B	Term A/B Trust	March 2018	2,870,000
Oaks at Georgetown - Series B	Term A/B Trust	April 2018	4,690,000
San Vicente - Series B	Term A/B Trust	May 2018	1,555,000
The Village at Madera - Series B	Term A/B Trust	May 2018	1,465,000

In April 2018, the maturity date of the Partnership’s variable TOB Trusts was extended to May 2019.

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

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2018	$20,670,553
2019	168,839,558
2020	113,138,107
2021	2,361,722
2022	61,286,487
Thereafter	179,374,563
Total	545,670,990
Deferred financing costs	(3,498,661)
Total debt financing, net	$542,172,329

15. Mortgages Payable and Other Secured Financing

The following represents the Partnerships’ Mortgages payable and other secured financing, net of deferred financing costs, at June 30, 2018 and December 31, 2017:

MF Property Mortgage Payables	Outstanding Mortgage Payable at June 30, 2018, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
The 50/50 MF Property--TIF Loan	$3,227,661	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	24,512,791	2013	March 2020	Variable	Monthly	4.75%	(1)	N/A	4.75%
Jade Park	7,472,337	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$35,212,789								4.55%

(1)	Variable rate is based on the Wall Street Journal Prime Rate

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2017, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
The 50/50 MF Property--TIF Loan	$3,358,370	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	24,713,256	2013	March 2020	Variable	Monthly	4.25%	(2)	N/A	4.25%
Jade Park	7,468,548	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$35,540,174								4.21%

(2)	Variable rate is based on the Wall Street Journal Prime Rate

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2018	$389,007
2019	3,917,772
2020	24,221,375
2021	6,858,994
2022	-
Thereafter	-
Total	35,387,148
Deferred financing costs	(174,359)
Total mortgages payable and other secured financings, net	$35,212,789

16. Interest Rate Derivative Agreements

The following represents the interest rate derivatives, excluding interest rate swaps, at June 30, 2018 and December 31, 2017:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of June 30, 2018
July 2014	$30,462,845	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$30
July 2014	30,462,845	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	30
July 2014	30,462,845	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	30
July 2015	27,515,500	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	6,004
July 2015	27,515,500	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	6,004
July 2015	27,515,500	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	6,004
June 2017	91,388,535	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	252,431
June 2017	82,546,501	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	755,358
Sept 2017	59,530,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	1,085
							$1,026,976

(1)	For additional details, see Note 21 to the Partnership's condensed consolidated financial statements.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2017
July 2014	$30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	169
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	3,213
June 2017	91,956,883	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	160,174
June 2017	83,000,217	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	425,978
Sept 2017	59,935,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	923
							$597,221

(2)	For additional details, see Note 21 to the Partnership's condensed consolidated financial statements.

The Partnership has contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. The Partnership has determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. The following table summarizes the terms of the interest rate swaps at June 30, 2018 and December 31, 2017:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	June 30, 2018 - Fair Value of Liability
Sept 2014	$22,741,097	Oct 2016	Oct 2021	1.96%	1.46%	70% 30-day LIBOR	Deutsche Bank	$(36,986)
Sept 2014	17,993,528	April 2017	April 2022	2.06%	1.46%	70% 30-day LIBOR	Deutsche Bank	(92,032)
								$(129,018)

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	December 31, 2017 - Fair Value of Liability
Sept 2014	$22,821,429	Oct 2016	Oct 2021	1.96%	1.08%	70% 30-day LIBOR	Deutsche Bank	$(402,261)
Sept 2014	18,051,775	April 2017	April 2022	2.06%	1.08%	70% 30-day LIBOR	Deutsche Bank	(424,591)
								$(826,852)

The Partnership is required to fund a cash collateral account at DB for an amount greater than or equal to the fair value of the interest rate swaps. Such cash balances were approximately $162,000 and $850,000 at June 30, 2018 and December 31, 2017, respectively, and are reported within restricted cash on the condensed consolidated balance sheets.

The Partnership’s interest rate derivatives and interest rate swaps are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as interest expense on the condensed consolidated statements of operations. See Note 21 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives and interest rate swap arrangements. The interest rate derivatives are presented within other assets and the interest rate swap arrangements are reported as a derivative swap liability on the condensed consolidated balance sheets.

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

Bond Purchase Commitments

As part of the Partnership’s strategy of acquiring MRBs, it will enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon satisfaction of the terms of the bond purchase commitments, the proceeds from the MRBs issued will be used to pay off the construction-related debt of the underlying collateral of the MRB to be issued. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in Other comprehensive income.

The following table represents the bond purchase commitments at June 30, 2018 and December 31, 2017:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2018	Rate	Closing Date (1)	Fair Value at June 30, 2018	Fair Value at December 31, 2017
Esperanza at Palo Alto	July 2015	$-	5.80%	Q2 2018	$-	$1,616,143
Village at Avalon	November 2015	16,400,000	5.80%	Q4 2018	994,685	1,386,397
Total		$16,400,000			$994,685	$3,002,540

(1)	The closing date for Esperanza at Palo Alto is actual and the closing date for Village at Avalon is estimated.

Property Loan Commitments

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, committed to loan approximately $17.0 million to unrelated third parties to build two new multifamily residential properties, Vantage at Brooks, LLC and Vantage at New Braunfels, LLC, both located in Texas. The Partnership’s remaining maximum commitments totaled approximately $1.2 million at June 30, 2018. See Note 10 for disclosures related to these property loans.

Other Guarantees & Commitments

In March 2018, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Stone Creek, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Stone Creek, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% when the project receives a certificate of occupancy and 25% as certain debt service coverage levels are obtained by the borrower. The construction loan has a maximum available balance of $30.8 million. There was no outstanding balance on the construction loan and the Partnership had no exposure under the guarantee at June 30, 2018.

In March 2017, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Panama City Beach, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Panama City Beach, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% and 25% as certain debt service coverage levels are obtained by the borrower. The construction loan has a maximum available balance of $25.6 million. The outstanding balance on the construction loan was approximately $21.6 million at June 30, 2018, which is the Partnership’s current exposure under the guarantee. No amount has been accrued for this contingent liability because the likelihood of a guarantee claim is remote. The Partnership is also required to maintain minimum cash and net worth requirements, which were met as of June 30, 2018.

Pursuant to the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership under the guarantee provision of the repurchase clause is approximately $2.6 million at June 30, 2018 and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2027.

Pursuant to the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership under the guarantee provision of the repurchase clause is approximately $4.1 million at June 30, 2018 and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2026.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year. In conjunction with the ground lease, The 50/50 MF Property has entered into an agreement whereby it is required to make monthly payments, when cash is available at the property, to the University of Nebraska-Lincoln based on its revenues.  The minimum aggregate annual payment due under the agreement is approximately $127,000 at June 30, 2018. The minimum aggregate annual expense increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. The Partnership reported accounts payable related to this agreement of approximately $84,000 and $125,000 at June 30, 2018 and December 31, 2017. The Partnership reported expenses related to the agreement of approximately $42,000 for the three months ended June 30, 2018 and 2017. The Partnership reported expenses related to the agreement of approximately $84,000 for the six months ended June 30, 2018 and 2017.

As the holder of residual interests issued in its TOB Trust, Term A/B Trust and TEBS Financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of PHC Certificates held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. If the Partnership does not remedy, the trust will be collapsed.  If such an event occurs, the trust collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall pursuant to its guarantee. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. In the event of a shortfall, the maximum exposure to loss would be approximately $545.7 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect in the future, to be required to reimburse the financing facilities for any shortfall.

18. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to five financial institutions. The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership. The following table summarizes the outstanding Series A Preferred Units at June 30, 2018 and December 31, 2017:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Preferred Units at June 30, 2018 and December 31, 2017	9,450,000	$94,500,000

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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $544,000 and $439,000 for the three months ended June 30, 2018 and 2017, respectively. The compensation expense for RUAs totaled approximately $750,000 and $610,000 for the six months ended June 30, 2018 and 2017, respectively.

The following table represents nonvested RUAs at and for the six months ended June 30, 2018 and the year ended December 31, 2017:

	Restricted Units Awarded	Weighted-average Grant- date Fair Value
Nonvested at January 1, 2017	158,304	$6.03
Granted	283,046	5.74
Vested	(199,281)	5.85
Nonvested at December 31, 2017	242,069	$5.83
Granted	309,212	6.31
Nonvested at June 30, 2018	551,281	$6.10

There was approximately $2.0 million of total unrecognized compensation expense related to nonvested RUAs granted under the Plan at June 30, 2018.  The remaining expense is expected to be recognized over a weighted-average period of 1.1 years. The total intrinsic value of nonvested RUAs was approximately $3.5 million at June 30, 2018.

20. Transactions with Related Parties

The following table summarizes transactions with related parties for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Partnership administrative fees to General Partner (1)	$927,000	$905,000	$1,849,000	$1,770,000
MRB property administrative fees to General Partner (2)	18,000	37,000	43,000	52,000
Placement fees to General Partner (3)	530,000	-	1,598,000	938,000
Property management fees to an affiliate (4)	48,000	92,000	98,000	205,000
Origination fees to an affiliate (5)	-	-	-	269,000
Consulting fees to an affiliate (6)	-	-	-	921,000
Construction fees paid to an affiliate (7)	-	-	-	-

(1)

The General Partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the period specified.

(2)

AFCA 2 receives administrative fees directly from the owners of properties financed by certain MRBs held by the Partnership.  These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. The disclosed amounts represent administrative fees paid during the period specified. The administrative fees are not Partnership expenses.

(3)

AFCA 2 earns placement fees in connection with the acquisition of certain MRBs, equity investments in unconsolidated entities and certain property loans.  These placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered consolidated VIEs.

(4)

An affiliate of AFCA 2, Burlington Capital Properties, LLC (“Properties Management”), provides property management services for the MF Properties (excluding Suites on Paseo). The property management fees are reflected as real estate operating expenses in the Partnership’s condensed consolidated statements of operations.

Properties Management also provides services to eight of the properties collateralizing MRBs of the Partnership. The property management fees are not Partnership expenses but are paid by the owners of the respective properties. These property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, as applicable.

(5)

An affiliate of AFCA 2, Farnam Capital Advisors, LLC (“Farnam Cap”), acts as an origination advisor to the borrowers when MRBs, investments in unconsolidated entities, certain property loans, and financing facilities are acquired by the Partnership. These origination fees were paid by the borrower and are not Partnership expenses, so they have not been reflected in the accompanying condensed consolidated financial statements.

(6)	Fees are paid to Farnam Cap related to consulting services when certain debt financing facilities are acquired by the Partnership.

(7)

An affiliate of AFCA 2, Burlington Capital Construction Services, LLC, is the general contractor for certain rehabilitation services for the Jade Park MF Property. There were no payments to this affiliate during the periods presented, but there was an existing contract at June 30, 2017.

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

The following is a description of the valuation methodologies used for the Partnership’s assets and liabilities measured at fair value.

Investments in MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs and bond purchase commitments at June 30, 2018 and December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. The MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of the MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and bond purchase commitments are categorized as a Level 3 input. At June 30, 2018, the range of effective yields on the individual MRBs was 3.2% to 8.5% per annum. At December 31, 2017, the range of effective yields on the individual MRBs and bond purchase commitments was 2.9% to 8.8% per annum.

Investments in Public Housing Capital Fund Trust Certificates

The fair value of the Partnership’s investment in PHC Certificates at June 30, 2018 and December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the PHC Certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Certificate as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs. During the second quarter of 2017, the Partnership analyzed pricing data received from the third-party pricing service by comparing it to the Partnership’s internal valuation methodology. The Partnership’s internal valuation methodology utilized the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the Partnership believes would be used by market participants. During the third quarter of 2017, the Partnership continued to utilize the third-party pricing service to obtain prices, which are indicative of market prices, for its PHC Certificates. The Partnership engaged a second third-party pricing service whose methodology was consistent with the Partnership’s internal valuation methodology and is utilized by the Partnership to confirm the values developed by its primary third-party pricing service. As such, the Partnership did not utilize its internal methodology to price the PHC Certificates. The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness. The valuation methodologies used by the third-party pricing services and the Partnership encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.

Taxable MRBs

The fair value of the Partnership’s taxable MRBs at June 30, 2018 and December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable MRBs and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, subordination to other obligations, operating results of the underlying property, geographic location, and property quality. The taxable MRB values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of the taxable MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable MRBs is categorized as a Level 3 input. At June 30, 2018, the range of effective yields on the individual taxable MRBs was 8.1% to 9.3% per annum. At December 31, 2017, the range of effective yields on the individual taxable MRBs was 7.9% to 9.2% per annum.

Interest Rate Derivatives.

The effect of the Partnership’s interest rate derivatives is to set a cap, or upper limit, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement.   The effect of the Partnership’s interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore is categorized as a Level 3 input.  The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 are summarized as follows:

	Fair Value Measurements at June 30, 2018
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$673,152,217	$-	$-	$673,152,217
Mortgage revenue bonds	94,477,120	-	-	94,477,120
Bond purchase commitments (reported within other assets)	994,685	-	-	994,685
PHC Certificates	49,070,710	-	-	49,070,710
Taxable mortgage revenue bonds (reported within other assets)	2,357,952	-	-	2,357,952
Derivative contracts (reported within other assets)	1,026,976	-	-	1,026,976
Derivative swap liability	(129,018)	-	-	(129,018)
Total Assets and Liabilities at Fair Value, net	$820,950,642	$-	$-	$820,950,642

The following tables summarizes the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance April 1, 2018	$755,959,454	$2,027,473	$48,939,254	$2,397,825	$852,702	$810,176,708
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	36,221	-	(850,336)	-	6,386	(807,729)
Included in other comprehensive (loss) income	4,077,300	(1,032,788)	981,792	(12,079)	-	4,014,225
Purchases	19,540,000	-	-	-	-	19,540,000
Settlements	(11,983,638)	-	-	(27,794)	38,870	(11,972,562)
Ending Balance June 30, 2018	$767,629,337	$994,685	$49,070,710	$2,357,952	$897,958	$820,950,642
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2018	$-	$-	$(831,062)	$-	$6,386	$(824,676)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2)	Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

	For the Six Months Ended June 30, 2018
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2018	$788,621,707	$3,002,540	$49,641,588	$2,422,459	$(229,631)	$843,458,663
Total gains (losses) (realized/unrealized)
Included in earnings (interest income, impairment of securities and interest expense)	72,535	-	(869,610)	-	996,381	199,306
Included in other comprehensive (loss) income	(17,319,328)	(2,007,855)	525,446	(33,981)	-	(18,835,718)
Purchases	19,540,000	-	-	-	-	19,540,000
Settlements	(23,285,577)	-	(226,714)	(30,526)	131,208	(23,411,609)
Ending Balance June 30, 2018	$767,629,337	$994,685	$49,070,710	$2,357,952	$897,958	$820,950,642
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2018	$-	$-	$(831,062)	$-	$996,381	$165,319

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
(2)	Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities

Total gains and losses included in earnings for the periods shown above are reported as interest expense in the Partnership’s condensed consolidated statements of operations.

At June 30, 2018 and December 31, 2017, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are indicative of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liabilities values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS and variable-rate TOB debt financings are credit enhanced by Freddie Mac and DB, respectively. The table below summarizes the fair value of the financial liabilities at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$591,712,329	$597,873,855	$608,328,347	$618,412,150
Mortgages payable and other secured financing	35,212,789	35,387,148	35,540,174	35,767,924

22. Segments

The Partnership has four reportable segments - Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Other Investments.  In addition to the four reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

The Amended and Restated LP Agreement authorizes the Partnership to make investments in tax-exempt securities other than MRBs provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Amended and Restated LP Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt and other investments cannot exceed 25% of the Partnership’s total assets at the time of acquisition as required under the Amended and Restated LP Agreement.  In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.  The Partnership’s tax-exempt and other investments include PHC Certificates and Other Investments, which are reported as separate segments.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s condensed consolidated balance sheets.  At June 30, 2018, the Partnership held 81 MRBs. The Residential Properties financed by MRBs contain a total of 10,988 rental units. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the condensed consolidated statements of operations are reported within this segment.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 7) and the related debt financings.

MF Properties Segment

The MF Properties segment consists of multifamily, student housing, and senior citizen residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its ownership interest in the MF Property.  At June 30, 2018, the segment includes three MF Properties comprised of a total of 1,012 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Other Investments Segment

The Other investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and has issued property loans due from Vantage at Brooks LLC and Vantage at New Braunfels, LLC (Note 10).

The following table details certain key financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues
Mortgage Revenue Bond Investments	$11,098,140	$11,059,940	$23,168,696	$21,648,438
MF Properties	2,477,442	3,306,722	4,813,954	7,099,137
Public Housing Capital Fund Trust	622,961	719,182	1,243,067	1,427,968
Other Investments	1,586,622	1,148,456	3,017,482	2,099,145
Total revenues	$15,785,165	$16,234,300	$32,243,199	$32,274,688

Interest expense
Mortgage Revenue Bond Investments	$5,265,140	$4,938,029	$9,782,760	$9,509,484
MF Properties	408,131	534,245	798,832	1,059,832
Public Housing Capital Fund Trust	245,596	369,053	219,580	714,264
Other Investments	-	-	-	-
Total interest expense	$5,918,867	$5,841,327	$10,801,172	$11,283,580

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-	$-
MF Properties	919,456	1,265,335	1,823,409	2,620,566
Public Housing Capital Fund Trust	-	-	-	-
Other Investments	-	-	-	-
Total depreciation expense	$919,456	$1,265,335	$1,823,409	$2,620,566

Partnership net income (loss)
Mortgage Revenue Bond Investments	$2,308,290	$2,592,768	$6,607,885	$4,821,821
MF Properties	(95,425)	18,047	(458,155)	3,763,592
Public Housing Capital Fund Trust	(453,697)	350,129	192,425	713,704
Other Investments	1,578,953	1,148,456	3,000,270	2,099,145
Partnership net income	$3,338,121	$4,109,400	$9,342,425	$11,398,262

The following table details total assets for the Partnership’s reportable segments at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Total assets
Mortgage Revenue Bond Investments	$892,881,652	$937,565,390
MF Properties	82,642,061	83,514,758
Public Housing Capital Fund Trust Certificates	49,344,607	49,918,434
Other Investments	76,199,168	55,573,834
Consolidation/eliminations	(77,536,608)	(56,804,417)
Total assets	$1,023,530,880	$1,069,767,999

23. Subsequent Events

In July 2018, the maturity of the Term A/B Trust associated with the Courtyard Series B MRB was extended to August 2018.

In July 2018, the Partnership extended the maturity date of its two lines of credit with Bankers Trust to June 2020.

In July 2018, the Las Palmas Series B MRB was redeemed at a price equal to the Partnership’s carrying value plus accrued interest. Upon redemption, the Term A/B Trust associated with the MRB was collapsed and paid off in full at a price equal to the outstanding principal plus accrued interest.

In July 2018, the Jade Park MF Property met the criteria for classification as assets and liabilities held for sale. The Partnership expects to complete the sale of substantially all assets and related liabilities of Jade Park in the third quarter of 2018; however, there can be no assurance actual closing will occur. The table below summarizes the assets and liabilities of the Jade Park MF Property expected to be sold and included in the Partnership’s condensed consolidated balance sheet at June 30, 2018:

June 30, 2018
Cash and cash equivalents	$237,516
Restricted cash	174,321
Land and improvements	2,292,035
Buildings and improvements	7,594,192
Real estate assets before accumulated depreciation	9,886,227
Accumulated depreciation	(757,835)
Net real estate assets	9,128,392
Other assets	24,782
Total assets held for sale	$9,565,011

Accounts payable, accrued expenses and other liabilities	$158,662

In August 2018, the Partnership entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $75 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at June 30, 2018. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure.

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

Executive Summary

The Partnership was formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these MRBs is excludable from gross income for federal income tax purposes. We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the Partnership’s Amended and Restated LP Agreement. We may acquire interests in MF Properties to position ourselves for future investments in MRBs issued to finance these properties and which we expect and believe will generate tax-exempt interest.

At June 30, 2018, the Partnership has four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trusts, and (4) Other Investments. In addition to the reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 21 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the first and second quarters of 2018 and 2017:

Recent Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2018
Mortgage revenue bond acquisitions	1	$19,540	N/A	N/A	6
Mortgage revenue bond redemptions	4	11,000	$7,710	N/A	6, 14
Investments in unconsolidated entities	4	6,764	N/A	N/A	9
Property loan redemptions	3	500	N/A	N/A	10

For the Three Months Ended March 31, 2018
Mortgage revenue bond redemptions	3	$10,447	$7,345	N/A	6, 14
Investments in unconsolidated entities	3	12,323	N/A	N/A	9

For the Three Months Ended June 30, 2017
Land held for development sold	1	$3,000	N/A	$(5)	8
Investments in unconsolidated entities	2	1,605	N/A	N/A	9
Property loan advances	2	639	N/A	N/A	10

For the Three Months Ended March 31, 2017
Mortgage revenue bond acquisitions	6	$59,585	N/A	N/A	6
MF Property sold	1	13,750	N/A	$1,071	8
Investments in unconsolidated entities	3	9,503	N/A	N/A	9
Property loan redemptions	1	500	N/A	N/A	10
Property loan advances	3	1,705	N/A	N/A	10

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivative, Series A Preferred Units, and capital activity of the Partnership for first and second quarters of 2018 and 2017, exclusive of retired debt amounts listed in the investment activity table above:

Recent Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2018
Net repayments on unsecured LOCs	1	$460	No	N/A	13

For the Three Months Ended March 31, 2018
Proceeds on issuance of Beneficial Unit Certificates, net of issuance costs	1	$192	N/A	N/A	N/A

For the Three Months Ended June 30, 2017
Interest rate derivatives purchased	2	$497	N/A	1.5%	16
Refinance of Mortgages Payables	2	-	Yes	N/A	15

For the Three Months Ended March 31, 2017
Net repayments on unsecured LOCs	2	$40,000	No	N/A	13
Repayments on secured LOC	1	20,000	Yes	N/A	N/A
Proceeds from new Term A/B Financings with DB	19	106,810	Yes	N/A	14
Net repayment on refinance of Term A/B Financings with DB	4	2,245	Yes	N/A	14
Proceeds from Redeemable Series A preferred unit issuances	2	16,131	N/A	N/A	18

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A below.

Mortgage Revenue Bond Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.

The table below compares operating results for the Mortgage Revenue Bond Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$11,098	$11,060	$38	0.3%	$23,169	$21,648	$1,521	7.0%
Total interest expense	$5,265	$4,938	$327	6.6%	$9,783	$9,509	$274	2.9%
Net income	$2,308	$2,593	$(285)	-11.0%	$6,608	$4,822	$1,786	37.0%

Total revenues for the three months ended June 30, 2018 were consistent with the same period in 2017 due to offsetting factors. The Partnership recognized an increase of approximately $1.0 million in recurring investment income from MRBs purchased during 2017 and 2018, offset by a decrease of approximately $941,000 in recurring investment income due to MRB redemptions and scheduled principal payments received during 2017 and 2018. The increase in total revenues for the six months ended June 30, 2018 as compared to the same period in 2017 is due to an increase of approximately $2.5 million in recurring investment income from MRBs purchased during 2017 and 2018, and additional interest income of approximately $764,000, offset by a decrease of approximately $1.8 million in recurring investment income due to MRB redemptions and scheduled principal payments received during 2017 and 2018.

The increase in interest expense for the three months ended June 30, 2018 compared to the same period in 2017 is due to a $458,000 increase in expense from an increase of approximately 33 basis points in the average interest rate, partially offset by a decrease of approximately $153,000 related to fair value adjustments for interest rate derivatives. The increase in interest expense for the six months ended June 30, 2018 as compared to the same period in 2017 is attributable to various factors. Interest expense increased by approximately $741,000 due to an increase of approximately 26 basis points in the average interest rate. Interest expense increased by approximately $472,000 due to an increase of approximately $27.9 million in average principal outstanding. These increases are offset by a decrease of approximately $940,000 related to fair value adjustments for interest rate derivatives.

The decrease in net income for the three months ended June 30, 2018 as compared to the same period in 2017 is due to the changes in total revenues and interest expense described above. The increase in net income for the six months ended June 30, 2018 as compared to the same period in 2017 is due to the changes in total revenues and interest expense described above, a decrease of approximately $404,000 in amortization of deferred financing costs, and a decrease of approximately $142,000 total salaries, benefits and stock option compensation costs.

Public Housing Capital Fund Trusts Segment

The PHC Certificates consist of custodial receipts evidencing loans made to several public housing authorities.

The table below compares operating results for the Public Housing Capital Fund Trust segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
PHC Trusts
Total revenues	$623	$719	$(96)	-13.4%	$1,243	$1,428	$(185)	-13.0%
Total interest expense	$246	$369	$(123)	-33.3%	$220	$714	$(494)	-69.2%
Net income (loss)	$(454)	$350	$(804)	-229.7%	$192	$714	$(522)	-73.1%

The decrease in total revenues for the three and six months ended June 30, 2018 compared to the same periods in 2017 is the result of principal reductions of the PHC Certificates during 2017 of approximately $6.0 million. The decrease in total interest expense for the three months ended June 30, 2018 compared to the same periods in 2017 is due to a reduction of expense of approximately $147,000 related to fair value adjustments for interest rate swaps. The decrease in total interest expense for the six months ended June 30, 2018 compared to the same periods in 2017 is due to a reduction of expense of approximately $540,000 related to fair value adjustments for interest rate derivatives.

The decreases in net income for the three and six months ended June 30, 2018 compared to the same periods in 2017 is a due to the revenue and interest expense changes noted above and an impairment charge of approximately $831,000 recognized in the second quarter of 2018.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties. At June 30, 2018 and 2017, the Partnership and its Consolidated Subsidiaries owned three and six MF Properties, respectively, which contain a total of 1,012 and 1,710 rental units, respectively.

The table below compares operating results for the MF Properties segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
MF Properties
Total revenues	$2,477	$3,307	$(830)	-25.1%	$4,814	$7,099	$(2,285)	-32.2%
Gain (loss) on sale of real estate assets, net	$-	$(16)	$16	N/A	$-	$7,153	$(7,153)	N/A
Total interest expense	$408	$534	$(126)	-23.6%	$799	$1,060	$(261)	-24.6%
Net income (loss)	$(95)	$18	$(113)	-627.8%	$(458)	$3,764	$(4,222)	-112.2%

The decrease in total revenues for the three months ended June 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $1.1 million in total from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, offset by an increase of approximately $189,000 from increased occupancy at The 50/50 and Jade Park (see the discussion of occupancy later in this section). The decrease in total revenues for the six months ended June 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $2.5 million in total from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, offset by an increase of approximately $196,000 from increased occupancy at The 50/50 (see the discussion of occupancy later in this section).

The gain on sale of real estate assets for the six months ended June 30, 2017 consists primarily of a $7.2 million gain on sale of Northern View in March 2017. There were no such transactions in the three or six months ended June 30, 2018.

The decrease in interest expense for the three and six months ended June 30, 2018 as compared to the same periods in 2017 is due primarily to a decrease in the average principal outstanding of approximately $15.6 million and $15.7 million, respectively, primarily from the settlement of mortgages payable on MF Properties sold in November 2017.

The decrease in net income for the three months ended June 30, 2018 as compared to the same periods in 2017 is due primarily to the changes in revenues, gain on sale of real estate assets, and interest expense described above, in addition to a decrease of approximately  $927,000 in real estate operating and depreciation expenses related to MF Property sales in 2017, offset by an increase of approximately $237,000 related to general expense increases and expense timing at the Suites on Paseo. The decrease in net income for the six months ended June 30, 2018 as compared to the same periods in 2017 is due primarily to the changes in revenues, gain on sale of real estate assets, and interest expense described above, in addition to a net decrease in income tax expenses of $2.4 million related to the gain on sale, a decrease in real estate operating and depreciation expenses totaling approximately $2.1 million related to MF Property sales in 2017, and a decrease in amortization expense of approximately $232,000 for in-place lease amortization at Jade Park in the first quarter of 2017 that did not occur in 2018. The remaining variance is due to various decreases in real estate operating expenses.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and has issued property loans due from multifamily projects.

The table below compares operating results for the Other Investments segment, reported in 000’s, for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other Investments
Total revenues	$1,587	$1,148	$439	38.2%	$3,017	$2,099	$918	43.7%
Net income	$1,579	$1,148	$431	37.5%	$3,000	$2,099	$901	42.9%

The increase in total revenues and net income for the three months ended June 30, 2018 as compared to same period in 2017 is due to an increase of approximately $167,000 in income from additional equity contributions to unconsolidated entities during 2017 totaling approximately $14.1 million and an increase of approximately $268,000 in income from new investments in unconsolidated entities in 2018 totaling approximately $16.5 million. The increase in total revenues and net income for the six months ended June 30, 2018 as compared to same period in 2017 is due to an increase of approximately $605,000 in income from additional equity contributions to unconsolidated entities during 2017 totaling approximately $14.1 million and an increase of approximately $284,000 in income from new investments in unconsolidated entities in 2018 totaling approximately $16.5 million.

Discussion of the Residential Properties Securing our Mortgage Revenue Bonds and MF Properties

The following tables outline certain information regarding the Residential Properties collateralizing the Partnership’s MRBs and the MF Properties.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) at June 30, 2018. Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current at June 30, 2018.

		Number			Economic Occupancy (2)
		of Units at June 30,	Physical Occupancy (1) at June 30,		For the Six Months Ended June 30,
Property Name	State	2018	2018	2017	2018	2017
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	88	99%	98%	97%	99%
Harden Ranch	CA	100	99%	98%	96%	97%
Harmony Court Bakersfield	CA	96	96%	94%	95%	92%
Montclair Apartments	CA	80	100%	98%	98%	100%
San Vicente	CA	50	100%	98%	95%	98%
Santa Fe Apartments	CA	89	98%	97%	96%	103%
Seasons at Simi Valley	CA	69	99%	100%	120%	128%
Seasons Lakewood	CA	85	98%	99%	103%	107%
Summerhill	CA	128	99%	97%	96%	98%
Sycamore Walk	CA	112	98%	99%	98%	98%
The Village at Madera	CA	75	97%	97%	97%	97%
Tyler Park Townhomes	CA	88	100%	100%	96%	97%
Westside Village Market	CA	81	100%	100%	99%	96%
Lake Forest Apartments	FL	240	94%	85%	93%	88%
Ashley Square Apartments (6)	IA	n/a	n/a	92%	n/a	84%
Brookstone Apartments	IL	168	97%	99%	95%	96%
Copper Gate	IN	128	98%	98%	96%	94%
Renaissance Gateway (7)	LA	208	95%	98%	102%	106%
Live 929 Apartments	MD	575	81%	80%	86%	85%
Woodlynn Village	MN	59	100%	95%	97%	98%
Greens of Pine Glen Apartments	NC	168	98%	96%	93%	88%
Silver Moon	NM	151	97%	89%	87%	87%
Ohio Properties (4)	OH	362	98%	99%	95%	94%
Bridle Ridge Apartments	SC	152	99%	99%	96%	97%
Columbia Gardens	SC	188	96%	90%	96%	75%
Companion at Thornhill Apartments	SC	178	100%	97%	88%	86%
Cross Creek Apartments	SC	144	99%	96%	93%	95%
Palms at Premier Park	SC	240	96%	98%	90%	88%
Village at River's Edge (5)	SC	124	98%	n/a	99%	n/a
Willow Run	SC	200	93%	93%	90%	76%
Arbors of Hickory Ridge	TN	348	92%	89%	84%	81%
Avistar at Chase Hill (6)	TX	n/a	n/a	75%	n/a	72%
Avistar at the Crest	TX	200	95%	92%	75%	78%
Avistar at the Oaks	TX	156	93%	94%	84%	87%
Avistar at the Parkway	TX	236	90%	86%	78%	75%
Avistar in 09	TX	133	92%	98%	88%	83%
Avistar on the Boulevard	TX	344	94%	92%	80%	79%
Avistar on the Hills	TX	129	95%	98%	89%	87%
Bella Vista Apartments	TX	144	92%	98%	86%	92%
Bruton Apartments	TX	264	95%	93%	87%	92%
Concord at Gulfgate	TX	288	95%	96%	87%	90%
Concord at Little York	TX	276	96%	96%	89%	89%
Concord at Williamcrest	TX	288	97%	95%	92%	87%
Crossing at 1415	TX	112	92%	90%	84%	60%
Decatur Angle	TX	302	88%	88%	82%	87%
Esperanza at Palo Alto (5)	TX	322	95%	n/a	86%	n/a
Heights at 515	TX	96	95%	92%	90%	71%
Heritage Square Apartments	TX	204	89%	89%	77%	81%
Oaks at Georgetown	TX	192	96%	96%	92%	86%
Runnymede Apartments	TX	252	99%	100%	95%	96%
South Park Ranch Apartments	TX	192	99%	99%	93%	97%
Vantage at Harlingen (6)	TX	n/a	n/a	95%	n/a	73%
Vantage at Judson	TX	288	94%	97%	84%	86%
15 West Apartments	WA	120	98%	99%	96%	96%
		9,312	95%	93%	89%	88%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(4)

The Partnership holds approximately $17.6 million of MRBs secured by Crescent Village, Willow Bend and Postwoods (the Ohio Properties, collectively).  Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus, Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5)	The property relates to an executed bond purchase commitment. The property was considered stabilized when the MRB was acquired.
(6)	The MRB associated with the property was redeemed in the fourth quarter of 2017, so the number of units and occupancy are not applicable as of and for the quarter ended June 30, 2018.
(7)	The physical and economic occupancy amounts are based on the latest available financial information, which is as of March 31, 2018.

Physical and economic occupancy increased slightly for the stabilized Residential Properties for 2018 as compared to 2017. The increase is due primarily to the stabilization of Columbia Gardens, Willow Run, Crossing at 1415 and Heights at 515 in the fourth quarter of 2017.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have not met the stabilization criteria (see footnote 3 below the table) at June 30, 2018. Debt service on the Partnership’s bonds for the non-consolidated non-stabilized properties was current at June 30, 2018.

		Number			Economic Occupancy (2)
		of Units at June 30,	Physical Occupancy (1) at June 30,		For the Six Months Ended June 30,
Property Name	State	2018	2018	2017	2018	2017
Non-Consolidated Properties-Non Stabilized (3)
Courtyard Apartments	CA	108	98%	99%	99%	100%
Harmony Terrace	CA	136	99%	100%	126%	135%
Las Palmas	CA	81	99%	100%	99%	93%
Montecito at Williams Ranch (4)	CA	132	97%	n/a	92%	n/a
Seasons San Juan Capistrano	CA	112	99%	96%	99%	98%
Vineyard Gardens (4)	CA	62	100%	n/a	102%	n/a
Rosewood Townhomes (4)	SC	100	71%	n/a	79%	n/a
South Pointe Apartments (4)	SC	256	75%	n/a	82%	n/a
Avistar at Copperfield	TX	192	95%	72%	82%	67%
Avistar at Wilcrest	TX	88	93%	78%	78%	71%
Avistar at Wood Hollow	TX	409	95%	70%	75%	75%
		1,676	92%	82%	88%	88%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Previous period occupancy numbers are not available as these are new investments after the second quarter of 2017.

Physical and economic occupancy for the stabilized Residential Properties increased in 2018 as compared to 2017 due to increased occupancy at Avistar at Copperfield, Avistar at Wilcrest and Avistar at Wood Hollow as these properties are nearing the completion of rehabilitation projects begun in early 2017 and are nearing stabilization. The increase is also due to the addition of Vineyard Gardens and Montecito at Williams Ranch which have higher than average occupancy for rehabilitation properties. These increases are slightly offset by the addition of South Pointe Apartments and Rosewood Townhomes that have lower than average occupancy as they are in the middle of major rehabilitation projects.

MF Properties

The MF Properties are owned by the Partnership and the Greens Hold Co. We own two MF Properties directly and the remaining MF Properties are wholly-owned by the Greens Hold Co.  The properties are encumbered by mortgage loans and other secured financing with an aggregate net principal balance of $35.2 million at June 30, 2018.  We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  All the MF Properties have met the stabilization criteria (see footnote 3 below the table) at June 30, 2018. Debt service on our mortgages payable and other secured financing was current at June 30, 2018.

		Number			Economic Occupancy (2)
		of Units at June 30,	Physical Occupancy (1) at June 30,		For the Six Months Ended June 30,
Property Name	State	2018	2018	2017	2018	2017
MF Properties-Stabilized (3)
Suites on Paseo	CA	393	87%	88%	90%	97%
Jade Park	FL	144	94%	81%	92%	75%
Eagle Village (4)	IN	n/a	n/a	77%	n/a	82%
The 50/50	NE	475	94%	72%	81%	72%
Residences of DeCordova (4)	TX	n/a	n/a	99%	n/a	93%
Residences of Weatherford (4)	TX	n/a	n/a	100%	n/a	97%
		1,012	92%	81%	87%	85%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	The property was sold during the fourth quarter of 2017, so unit and occupancy amounts are not applicable as of and for the quarter ended June 30, 2018.

The overall increase in physical and economic occupancy for 2018 as compared to 2017 is due to improvements at Jade Park and The 50/50. The increase at Jade Park is due to lease-up efforts after completion of rehabilitation projects during late 2017. The increase at The 50/50 is due to marketing and pricing changes implemented by the Partnership and Properties Management for fall 2017 lease-up. These increases are somewhat offset by the sales of Residences at DeCordova and Residences of Weatherford in the fourth quarter of 2017 which had higher than average physical and economic occupancy.

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues, other income and total expenses for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The table below compares revenues and other income for the Partnership for the periods presented:

Change in Total Revenues and Other Income (in 000’s)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues and Other Income:
Property revenues	$2,403	$3,306	$(903)	-27.3%	$4,740	$7,037	$(2,297)	-32.6%
Investment income	12,249	12,174	75	0.6%	25,627	23,644	1,983	8.4%
Contingent interest income	-	87	(87)	N/A	-	219	(219)	N/A
Other interest income	1,059	667	392	58.8%	1,802	1,312	490	37.3%
Other income	74	-	74	100.0%	74	62	12	19.4%
Gain (loss) on sale of real estate assets, net	-	(16)	16	N/A	-	7,153	(7,153)	N/A
Total Revenues and Other Income	$15,785	$16,218	$(433)	-2.7%	$32,243	$39,427	$(7,184)	-18.2%

Discussion of the Total Revenues and Other Income for the Three Months Ended June 30, 2018 and 2017

Property revenues.  The decrease in property revenues for the three months ended June 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $1.1 million in total from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017. This is offset by an increase of approximately $104,000 from increased occupancy at The 50/50 (see the discussion of occupancy previously provided in this section).

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates and other equity investments.  The increase in investment income for the three months ended June 30, 2018 as compared to the same period in 2017 is due to the following factors:

•	An increase of approximately $1.0 million in recurring investment income from approximately $121.3 million of MRBs purchased during 2017; and
•

A decrease of approximately $941,000 in recurring investment income due to MRB principal payments received and redemptions during 2017 and 2018 totaling approximately $53.0 million and $23.3 million, respectively.

Contingent interest income. There was no contingent interest income received for the three months ended June 30, 2018. For the three months ended June 30, 2017, contingent interest income was received from available excess cash at Lake Forest.

Other interest income. Other interest income is comprised primarily of interest income on property loans, taxable MRBs and cash equivalents. The increase in other interest income for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase of approximately $394,000 of additional interest income recognized in the second quarter of 2018.

Gain (loss) on sale of real estate assets.  There was no gain (loss) on sale reported for the three months ended June 30, 2018. The net loss reported for the three months ended June 30, 2017, is primarily from the sale of land in St. Petersburg, FL in May 2017.

Discussion of the Total Revenues and Other Income for the Six Months Ended June 30, 2018 and 2017

Property revenues.  The decrease in property revenues for the six months ended June 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $2.5 million in total from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017. This is offset by an increase of approximately $196,000 from increased occupancy at The 50/50 (see the discussion of occupancy previously provided in this section).

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates and other equity investments.  The increase in investment income for the six months ended June 30, 2018 as compared to the same period in 2017 is due to the following factors:

•	An increase of approximately $2.5 million in recurring investment income from MRBs purchased during 2017 and 2018 totaling approximately $121.3 million and $19.5 million, respectively;
•

An increase of approximately $889,000 of income on additional equity contributions to unconsolidated entities made during 2017 and 2018 totaling approximately $14.1 million and $16.5 million, respectively;

•	An increase of approximately $370,000 of additional interest income recognized in 2018; and
•

A decrease of approximately $1.8 million in recurring investment income due to MRB principal payments received and redemptions during 2017 and 2018 totaling approximately $53.0 million and $23.3 million, respectively.

Contingent interest income. There was no contingent interest income received for the six months ended June 30, 2018. For the six months ended June 30, 2017, contingent interest income was received from available excess cash at Lake Forest.

Other interest income. Other interest income is comprised primarily of interest income on property loans, taxable MRBs and cash equivalents. The increase in other interest income for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase of approximately $180,000 in interest income from short-term investments and an increase of approximately $394,000 of additional interest income recognized in 2018.

Gain (loss) on sale of real estate assets.  There was no gain (loss) on sale reported for the six months ended June 30, 2018. The gain reported for the six months ended June 30, 2017, relates primarily to the sale of Northern View in March 2017.

The table below compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,290	$1,621	$(331)	-20.4%	$2,687	$4,105	$(1,418)	-34.5%
Impairment of securities	831	-	831	100.0%	831	-	831	100.0%
Depreciation and amortization	922	1,271	(349)	-27.5%	1,828	2,863	(1,035)	-36.2%
Amortization of deferred financing costs	431	563	(132)	-23.4%	895	1,303	(408)	-31.3%
Interest expense	5,919	5,841	78	1.3%	10,801	11,284	(483)	-4.3%
General and administrative	3,041	2,876	165	5.7%	5,853	6,007	(154)	-2.6%
Total Expenses	$12,434	$12,172	$262	2.2%	$22,895	$25,562	$(2,667)	-10.4%

Discussion of the Total Expenses for the Three Months Ended June 30, 2018 and 2017

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the three months ended June 30, 2018 as compared to the same period in 2017 is due to the following factors:

•	A decrease of approximately $556,000 related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017; and
•	An increase of approximately $237,000 related to general expense increases and expense timing at the Suites on Paseo.

Impairment of securities.  The impairment of securities for three months ended June 30, 2018 relates to the PHC Certificates. There were no such impairment charges in the same period in 2017.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the three months ended June 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $372,000 in depreciation related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The decrease in amortization of deferred financing costs for the three months ended June 30, 2018 as compared to the same period in 2017 is attributable to a decrease of approximately $115,000 in amortization related to the TEBS I debt financing. All deferred financing costs related to TEBS I were amortized over the original term and prior to extension of the facility in September 2017.

Interest expense. The increase in interest expense for the three months ended June 30, 2018 as compared to the same period in 2017 is attributable to the following factors:

•	An increase of approximately $557,000 due to an increase of approximately 33 basis points in the average interest rate;
•	A decrease of approximately $180,000 due to a decrease of approximately $17.4 million in average principal outstanding; and
•	A decrease of approximately $300,000 related to fair value adjustments for interest rate derivatives and swaps.

General and administrative expenses.  The increase in general and administrative expenses for the three months ended June 30, 2018 as compared to the same period in 2017 is due to an increase of approximately $200,000 in salaries and benefits.

Discussion of the Total Expenses for the Six Months Ended June 30, 2018 and 2017

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the six months ended June 30, 2018 as compared to the same period in 2017 is due to the following factors

•	A decrease of approximately $1.3 million related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017; and

•	A decrease of approximately $113,000 related to rehabilitation costs incurred at Jade Park in 2017 that did not recur in 2018.

Impairment of securities.  The impairment of securities for six months ended June 30, 2018 relates to the PHC Certificates. There were no such impairment charges in the same period in 2017.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the six months ended June 30, 2018 as compared to the same period in 2017 is due to the following factors:

•

A decrease of approximately $838,000 in depreciation related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017; and

•	A decrease of approximately $232,000 in in-place lease amortization at Jade Park in the first quarter of 2017 that did not occur in 2018.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The decrease in amortization of deferred financing costs for the six months ended June 30, 2018 as compared to the same period in 2017 is attributable to the following factors:

•	A decrease of approximately $203,000 in amortization related to a secured line of credit that matured in March 2017 and was not renewed; and
•

A decrease of approximately $231,000 in amortization related to the TEBS I debt financing. All deferred financing costs related to TEBS I were amortized over the original term and prior to extension of the facility in September 2017.

Interest expense. The decrease in interest expense for the six months ended June 30, 2018 as compared to the same period in 2017 is attributable to the following factors:

•	An increase of approximately $923,000 due to an increase of approximately 27 basis points in the average interest rate; and
•	A decrease of approximately $1.5 million related to fair value adjustments for interest rate derivatives and swaps.

General and administrative expenses.  The decrease in general and administrative expenses for the six months ended June 30, 2018 as compared to the same period in 2017 is due to a net decrease of approximately $142,000 in salaries, benefits and stock compensation costs.

Discussion of the Income Tax Expense for the Three and Six Months Ended June 30, 2018 and 2017

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in the MF Properties, except for Suites on Paseo and Jade Park. The gain on sale of the Northern View MF Property in March 2017 and normal operating income of the remaining MF Properties are subject to federal and state income taxes and the Partnership recorded income tax expense of approximately $2.4 million for the six months ended June 30, 2017. The Greens Hold Co generated minimal taxable income for the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2018.

Cash Available for Distribution (“CAD”)

The Partnership believes that CAD provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income and adds back non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provision for loan losses, impairments on MRBs, PHC Certificates, real estate assets and property loans, deferred income taxes and Restricted Units compensation expense, to the Partnership’s net income (loss) as computed in accordance with GAAP. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s consolidated financial statements) attributable to the Partnership as defined in the Amended and Restated LP Agreement and Redeemable Series A Preferred Unit distributions and accretion.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income that is calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The table below shows the calculation of CAD (and a reconciliation of the Partnership’s GAAP net income to CAD) for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Partnership net income	$3,338,121	$4,109,400	$9,342,425	$11,398,262
Change in fair value of derivatives and interest rate derivative amortization	(6,386)	181,420	(996,381)	302,769
Depreciation and amortization expense	921,816	1,270,379	1,828,131	2,863,205
Impairment of securities	831,062	-	831,062	-
Amortization of deferred financing costs	430,687	562,585	895,459	1,302,823
Restricted units compensation expense	543,521	438,893	750,157	609,733
Deferred income taxes	-	(201,000)	34,000	(365,000)
Redeemable Series A Preferred Unit distribution and accretion	(717,762)	(432,550)	(1,435,525)	(757,192)
Tier 2 Income distributable to the General Partner (1)	-	(16,224)	-	(1,120,625)
Bond purchase premium (discount) amortization (accretion), net of cash received	(3,808)	(26,741)	(7,906)	(50,248)
Total CAD	$5,337,251	$5,886,162	$11,241,422	$14,183,727

Weighted average number of Units outstanding, basic	59,937,300	59,862,969	60,030,817	59,950,328
Net income per Unit, basic	$0.04	$0.06	$0.13	$0.16
Total CAD per Unit, basic	$0.09	$0.10	$0.19	$0.24
Distributions per Unit	$0.125	$0.125	$0.250	$0.250

(1)

As described in Note 3 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and Unitholders as a class and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.  For the three months ended June 30, 2018, the Partnership did not report any Tier 2 income distributable to the General Partner. For the three months ended June 30, 2017, the Partnership reported $87,000 from contingent interest received from Lake Forest, offset by a loss of approximately $22,000 on the sale of land in St. Petersburg, FL. For the six months ended June 30, 2018, the Partnership did not report any Tier 2 income distributable to the General Partner. For the six months ended June 30, 2017, the Partnership reported approximately $4.3 million of Tier 2 income from the gain on the sale of Northern View and approximately $219,000 from contingent interest received from Lake Forest, offset by a loss of approximately $22,000 on the sale of land in St. Petersburg, FL.

There was no non-recurring CAD per Unit earned by the Partnership for the three and six months ended June 30, 2018 and 2017.

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

Interest income is primarily comprised of fixed rate base interest payments received on our MRBs and PHC Certificates that provide consistent cash receipts throughout the year.  Certain MRBs may also generate payments of contingent interest to us from time to time when the underlying Residential Properties generate excess net cash flow from operations, excess proceeds from refinancing or from the sale of the property. For additional details, see the Partnership’s condensed consolidated statements of cash flows.

Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from ownership of these properties.  The economic performance of the MF Properties depends on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market where the property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an MF property.  For discussion related to economic risk see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Other sources of cash available to the Partnership include:

•	Operating line of credit;
•	Secured and unsecured lines of credit;
•	Debt financing;
•	Mortgages payable and other secured financings;
•	Sale of Series A Preferred Units; and
•	Sale of additional BUCs.

The Partnership had borrowed the following amounts at June 30, 2018:

•	Unsecured lines of credit - $49.5 million;
•	Debt financing, net - $542.2 million; and
•	Mortgages payable and other secured financing, net - $35.2 million.

In December 2017, the Partnership initiated an “at the market offering” to sell up to $75.0 million of BUCs at prevailing market prices on the date of sale. The Partnership sold 38,617 BUCs under the program for net proceeds of approximately $192,000, net of issuance costs, during the six months ended June 30, 2018. The “at the market offering” was terminated effective as of March 16, 2018 and there were no BUCs sold during the three months ended June 30, 2018.

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

(i)	Payment of general, administrative, and operating expenses

The MF Properties’ primary uses of cash were for operating expenses.  We also used cash for general and administrative Partnership expenses. For additional details, see the Partnership’s condensed consolidated statement of cash flows in this Form 10-Q.

(ii)	Payment of interest and principal on unsecured and secured lines of credit

We maintain two unsecured lines of credit: an operating and a revolving line of credit. Our operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make prepayments of the principal to reduce outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the three and six months ended June 30, 2018. In addition, we have fulfilled this requirement for the third quarter of 2018. Our $50.0 million revolving line of credit may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on the line of credit are due on the 270th day following the advance date but may be extended by making certain payments for up to an additional 270 days. In July 2017, the term of the two unsecured lines of credit was extended by one year to June 2020.

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

(iv)	Payment of distributions to the Unitholders – Series A Preferred Unit and BUC holders

Distributions to the Series A Preferred Unitholders, if declared by the General Partner, are paid at a fixed rate of 3.0% annually.  The Series A Preferred Units are non-cumulative, non-voting, and non-convertible.

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

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers (the “Board”) of Burlington, which is the general partner of the Partnership’s general partner. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, initial finance costs and the MF Properties at cost. Our overall leverage ratio was approximately 64% at June 30, 2018.

Cash Flows

During the six months ended June 30, 2018, we used $43.8 million of cash, which was the net result of $7.9 million provided by operating activities, $15.0 million used in investing activities, and $36.7 million used in financing activities.

Cash provided by operating activities totaled $7.9 million for the six months ended June 30, 2018, which is consistent with cash provided by operating activities of $8.2 million for the six months ended June 30, 2017.

Cash used in investing activities totaled $15.0 million for the six months ended June 30, 2018, as compared to cash used in investing activities of $50.5 million for the six months ended June 30, 2017. The decrease in cash used is due primarily to approximately $40.0 million less cash used to acquire MRBs and an increase in MRB principal payments received of $21.3 million. These were offset by an increase in contributions to unconsolidated entities of $8.5 million and a decrease of $16.8 million of proceeds from the sale of real estate assets.

Cash used in financing activities totaled $36.7 million for the six months ended June 30, 2018, as compared to cash provided by financing activities of $36.8 million for the six months ended June 30, 2017. The decrease is due to various factors. Net proceeds from debt financing and lines of credit activity was $42.3 million during 2017, as compared to a net repayment of $17.4 million during 2018. Furthermore, the Partnership received $16.1 million from issuances of Series A Preferred Units in 2017 whereas the Partnership has not issued any Series A Preferred Units in 2018.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Contractual Obligations

As discussed herein and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, the debt and mortgage obligations of the Partnership consist of scheduled principal payments on the TOB Trust and Term A/B Trust financing facilities with DB, the TEBS credit facilities with Freddie Mac, payments on the MF Property mortgages payable and other secured financing, payments related to operating leases, and bond purchase commitments.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the six months ended June 30, 2018 as disclosed herein.

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

The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates at June 30, 2018:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$767,629	3.2%	- 8.5%	3.5%	- 9.4%	$24,160
PHC Certificates	49,071	5.2%	- 5.9%	5.7%	- 6.5%	1,541

Geographic Risk

The properties securing the MRBs are geographically dispersed throughout the United States with significant concentrations (geographic risk) in Texas, California, and South Carolina.  The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	June 30, 2018	December 31, 2017
Texas	46%	44%
California	18%	20%
South Carolina	16%	16%

After review of the properties’ economic performance in Texas, California and South Carolina as compared to general market conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

The total costs of borrowing by investment type at June 30, 2018 were as follows:

•	The unsecured LOCs range between 5.0% and 5.3%;
•	The M24, M31, and M33 TEBS facilities range between 2.9% and 3.4%;
•	The Term TOB Trusts securitized by MRBs range between 4.0% and 4.4%;
•	The Term A/B Trusts securitized by MRBs range between 3.6% and 4.5%;
•	The TOB Trusts securitized by PHC Certificates range between 3.7% and 3.8%; and
•	The mortgages payable and other secured financings range between 3.9% and 4.8%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on the variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at June 30, 2018:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of June 30, 2018
July 2014	$30,462,845	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$30
July 2014	30,462,845	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	30
July 2014	30,462,845	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	30
July 2015	27,515,500	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	6,004
July 2015	27,515,500	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	6,004
July 2015	27,515,500	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	6,004
June 2017	91,388,535	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	252,431
June 2017	82,546,501	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	755,358
Sept 2017	59,530,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	1,085
							$1,026,976

(1)	For additional details, see Note 21 to the Partnership's condensed consolidated financial statements.

The Partnership has contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. The Partnership has determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. The following table summarizes the terms of the interest rate swaps at June 30, 2018:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	June 30, 2018 - Fair Value of Liability
Sept 2014	$22,741,097	Oct 2016	Oct 2021	1.96%	1.46%	70% 30-day LIBOR	Deutsche Bank	$(36,986)
Sept 2014	17,993,528	April 2017	April 2022	2.06%	1.46%	70% 30-day LIBOR	Deutsche Bank	(92,032)
								$(129,018)

Interest Rates Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$(1,699)	$(602)	$(9,691)	$(10,922)	$(11,749)
TEBS Debt Financings	101,599	(99,065)	(174,379)	(279,330)	(387,764)
Other Investment Financings	79,470	(160,196)	(324,081)	(484,548)	(644,245)
Total	$179,370	$(259,863)	$(508,151)	$(774,800)	$(1,043,758)

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

As the above information incorporates only those material positions or exposures that existed as of June 30, 2018, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s 2017 Annual Report on Form 10‑K, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three and six months ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2018, the Partnership announced that the Board of Managers of Burlington, which is the general partner of the Partnership’s General Partner, authorized a unit repurchase program for up to 268,575 of the Partnership’s outstanding BUCs.  Under the terms of the repurchase program, BUCs may be repurchased from time to time at the Partnership’s discretion on the open market, through block trades, or otherwise, subject to market conditions, applicable legal requirements, and other considerations.  The program does not have a stated expiration date and will continue until all the BUCs authorized under the program have been repurchased, or the program is otherwise modified or terminated by the Board in its sole discretion.  The Partnership repurchased 268,575 BUCs under the program for approximately $1.7 million during the six months ended June 30, 2018.

Information on the BUCs repurchased under the program during the three months ended June 30, 2018 is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
April 1 - April 30, 2018	-	$-	-	70,110
May 1 - May 31, 2018	70,110	6.29	70,110	-
June 1 - June 30, 2018	-	-	-	-
	70,110	$-	70,110

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Partners’ Capital for the six months ended June 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: August 6, 2018	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: August 6, 2018	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer