Form 10-Q
period 2018-09-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2018-11-05
CIK 1059142

esFa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non- accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

These forward-looking statements are subject, but not limited, to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	changes in interest rates;
•	our ability to use borrowings or obtain capital to finance our assets;
•	continued performance by counterparties to our interest rate derivative agreements;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s (“HUD”) Capital Fund Program;
•	geographic concentration with the MRB portfolio held by the Partnership;
•	appropriations risk related to the funding of federal housing programs, including HUD Section 8; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017.

All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$24,969,157	$69,597,699
Restricted cash	703,112	1,985,630
Interest receivable, net	7,936,792	6,541,132
Mortgage revenue bonds held in trust, at fair value (Note 6)	678,700,712	710,867,447
Mortgage revenue bonds, at fair value (Note 6)	63,765,212	77,971,208
Public housing capital fund trusts, at fair value (Note 7)	48,741,478	49,641,588
Real estate assets: (Note 8)
Land and improvements	4,974,417	7,319,235
Buildings and improvements	71,819,902	78,953,488
Real estate assets before accumulated depreciation	76,794,319	86,272,723
Accumulated depreciation	(11,457,254)	(9,580,531)
Net real estate assets	65,337,065	76,692,192
Investment in unconsolidated entities (Note 9)	80,294,647	39,608,927
Property loans, net of loan loss allowance (Note 10)	23,817,990	29,513,874
Other assets (Note 12)	6,950,752	7,348,302
Total Assets	$1,001,216,917	$1,069,767,999

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,831,188	$8,494,227
Distribution payable	9,652,968	8,423,803
Unsecured lines of credit (Note 13)	28,465,600	50,000,000
Debt financing, net (Note 14)	544,718,144	558,328,347
Mortgages payable and other secured financing, net (Note 15)	27,681,596	35,540,174
Derivative swaps, at fair value (Note 16)	26,798	826,852
Total Liabilities	618,376,294	661,613,403

Commitments and Contingencies (Note 17)

Redeemable Series A preferred units, approximately $94.5 million redemption value, 10.0 million authorized, 9.5 million issued and outstanding, net (Note 18)	94,341,364	94,314,326

Partnersʼ Capital
General Partner (Note 1)	195,059	437,256
Beneficial Unit Certificate holders (Note 1)	288,304,200	313,403,014
Total Partnersʼ Capital	288,499,259	313,840,270
Total Liabilities and Partnersʼ Capital	$1,001,216,917	$1,069,767,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Property revenues	$2,285,736	$3,244,440	$7,025,390	$10,280,940
Investment income	12,733,013	12,242,533	38,360,534	35,886,934
Contingent interest income	4,246,094	-	4,246,094	219,217
Other interest income	5,217,741	735,123	7,019,465	2,047,056
Other income	1,518,531	12,734	1,592,831	75,371
Total revenues	26,001,115	16,234,830	58,244,314	48,509,518
Expenses:
Real estate operating (exclusive of items shown below)	1,606,765	2,225,845	4,292,745	6,331,145
Impairment of securities	309,958	-	1,141,020	-
Impairment charge on real estate assets	150,000	-	150,000	-
Depreciation and amortization	864,600	1,259,055	2,692,731	4,122,260
Amortization of deferred financing costs	409,420	577,413	1,304,879	1,880,236
Interest expense	5,985,263	5,714,181	16,786,435	16,997,761
General and administrative	3,653,288	3,197,853	9,506,258	9,205,183
Total expenses	12,979,294	12,974,347	35,874,068	38,536,585
Other Income:
Gain on sale of real estate assets, net	4,051,429	-	4,051,429	7,152,512
Income before income taxes	17,073,250	3,260,483	26,421,675	17,125,445
Income tax expense (benefit)	(809,805)	(285,000)	(803,805)	2,110,047
Net income	17,883,055	3,545,483	27,225,480	15,015,398
Net income attributable to noncontrolling interest	-	-	-	71,653
Partnership net income	17,883,055	3,545,483	27,225,480	14,943,745
Redeemable Series A preferred unit distributions and accretion	(717,763)	(523,682)	(2,153,288)	(1,280,874)
Net income available to Partners	$17,165,292	$3,021,801	$25,072,192	$13,662,871

Net income available to Partners and noncontrolling interest allocated to:
General Partner	$2,163,058	$30,218	$2,242,127	$1,212,429
Limited Partners - Unitholders	14,933,260	2,936,408	22,662,993	12,325,639
Limited Partners - Restricted Unitholders	68,974	55,175	167,072	124,803
Noncontrolling interest	-	-	-	71,653
	$17,165,292	$3,021,801	$25,072,192	$13,734,524
Unitholders' interest in net income per Unit, basic and diluted	$0.25	$0.05	$0.38	$0.21
Distributions declared, per Unit	$0.125	$0.125	$0.375	$0.375
Weighted average number of Units outstanding, basic	59,907,123	59,811,578	59,989,585	59,904,078
Weighted average number of Units outstanding, diluted	59,907,123	59,811,578	59,989,585	59,904,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$17,883,055	$3,545,483	$27,225,480	$15,015,398
Reversal of net unrealized losses on securities with other-than-temporary impairment	-	-	525,446	-
Unrealized gain (loss) on securities	(6,744,509)	1,813,314	(24,097,818)	31,020,368
Unrealized gain (loss) on bond purchase commitments	51,760	189,875	(1,956,095)	955,598
Comprehensive income (loss)	11,190,306	5,548,672	1,697,013	46,991,364
Comprehensive income allocated to noncontrolling interest	-	-	-	71,653
Partnership comprehensive income (loss)	$11,190,306	$5,548,672	$1,697,013	$46,919,711

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$437,256	60,373,674	$313,403,014	$-	$313,840,270	$75,623,830
Cumulative effect of accounting change (Note 2)	(2,169)		(214,779)	-	(216,948)	-
Distributions paid or accrued
Regular distribution	(166,213)		(16,455,123)	-	(16,621,336)	-
Distribution of Tier 2 income (Note 3)	(2,074,381)		(6,223,142)	-	(8,297,523)	-
Net income allocable to Partners	2,242,127		22,830,065	-	25,072,192	-
Sale of Beneficial Unit Certificates, net of issuance costs	-	105,950	576,300	-	576,300	-
Repurchase of Beneficial Unit Certificates	-	(268,575)	(1,697,613)	-	(1,697,613)	-
Restricted units awarded	-	309,212	-	-	-	-
Restricted units compensation expense	13,724		1,358,660	-	1,372,384	-
Unrealized loss on securities	(240,978)		(23,856,840)	-	(24,097,818)	(24,097,818)
Unrealized loss on bond purchase commitments	(19,561)		(1,936,534)	-	(1,956,095)	(1,956,095)
Reversal of net unrealized loss on securities with other-than-temporary impairment	5,254		520,192		525,446	525,446
Balance at September 30, 2018	$195,059	60,520,261	$288,304,200	$-	$288,499,259	$50,095,363

	General Partner	# of Units - Restricted and Unrestricted	Beneficial Unit Certificate Holders - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$102,536	60,224,538	$280,026,669	$4,663	$280,133,868	$38,895,484
Distribution to noncontrolling interest	-	-	-	(76,316)	(76,316)
Distributions paid or accrued
Regular distribution	(194,272)	-	(19,232,974)	-	(19,427,246)	-
Distribution of Tier 2 income (Note 3)	(1,120,625)	-	(3,361,875)	-	(4,482,500)	-
Net income allocable to Partners	1,212,429	-	12,450,442	71,653	13,734,524	-
Repurchase of Beneficial Unit Certificates	-	(254,656)	(1,466,222)	-	(1,466,222)	-
Restricted units awarded	-	283,046	-	-	-	-
Restricted units compensation expense	11,601	-	1,148,522	-	1,160,123	-
Unrealized gain on securities	310,204	-	30,710,164	-	31,020,368	31,020,368
Unrealized gain on bond purchase commitments	9,556	-	946,042	-	955,598	955,598
Balance at September 30, 2017	$331,429	60,252,928	$301,220,768	$ -	$301,552,197	$70,871,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$27,225,480	$15,015,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,692,731	4,122,260
Provision for loan loss	-	(55,000)
Gain on sale of real estate assets, net	(4,051,429)	(7,152,512)
Contingent interest realized on investing activities	(4,246,094)	-
Impairment of securities	1,141,020	-
Impairment charge on real estate assets	150,000	-
Loss (gain) on derivatives, net of cash paid	(1,266,808)	369,686
Restricted unit compensation expense	1,372,384	1,160,123
Bond premium/discount amortization	(50,839)	(113,861)
Amortization of deferred financing costs	1,304,879	1,880,236
Deferred income tax expense (benefit) & income tax payable/receivable	(840,871)	(374,000)
Change in preferred return receivable from unconsolidated entities	(2,642,634)	(2,176,131)
Changes in operating assets and liabilities
Increase in interest receivable	(1,395,660)	(336,710)
Increase in other assets	(921,756)	(231,498)
Increase (decrease) in accounts payable and accrued expenses	(473,415)	1,058,638
Net cash provided by operating activities	17,996,988	13,166,629
Cash flows from investing activities:
Capital expenditures	(496,336)	(290,042)
Proceeds from sale of MF Properties	13,450,000	13,750,000
Proceeds from sale of land held for development	-	3,000,000
Acquisition of mortgage revenue bonds	(19,540,000)	(72,056,000)
Contributions to unconsolidated entities	(35,153,613)	(9,569,227)
Principal payments received on mortgage revenue bonds and contingent interest	46,001,893	4,844,328
Principal payments received on taxable mortgage revenue bonds	33,384	31,930
Principal payments received on PHC Certificates	226,714	1,610,302
Cash paid for land held for development and deposits on potential purchases	(2,764,403)	(168,693)
Advances on property loans	(66,652)	(2,376,370)
Principal payments received on property loans	5,762,536	1,000,000
Net cash provided by (used in) investing activities	7,453,523	(60,223,772)
Cash flows from financing activities:
Distributions paid	(25,800,111)	(25,339,844)
Proceeds from the sale of redeemable Series A Preferred Units	-	36,131,000
Payment of offering costs related to the sale of redeemable Series A Preferred Units	-	(668)
Acquisition of interest rate derivatives	-	(556,017)
Repurchase of Beneficial Unit Certificates	(1,697,613)	(1,466,222)
Proceeds from the sale of Beneficial Unit Certificates	626,033	-
Payment of offering costs related to the sale of Beneficial Unit Certificates	(12,531)	-
Payment of tax withholding related to restricted unit awards	-	(153,306)
Distribution to noncontrolling interest	-	(76,316)
Proceeds from debt financing	238,920,000	135,100,000
Principal payments on debt financing	(253,250,185)	(36,093,863)
Principal payments on mortgages payable	(7,963,815)	(884,826)
Principal borrowing on unsecured lines of credit	30,540,000	43,031,000
Principal payments on unsecured and secured lines of credit	(52,074,400)	(90,560,000)
Decrease in security deposit liability related to restricted cash	(23,243)	(105,320)
Debt financing and other deferred costs	(625,706)	(1,469,234)
Net cash provided by (used in) financing activities	(71,361,571)	57,556,384
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,911,060)	10,499,241
Cash, cash equivalents and restricted cash at beginning of period	71,583,329	27,506,220
Cash, cash equivalents and restricted cash at end of period	$25,672,269	$38,005,461

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,571,617	$16,158,444
Cash paid during the period for income taxes	$178,564	$3,007,000
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for Beneficial Unit Certificates and general partner	$9,652,968	$7,607,693
Distributions declared but not paid for Series A Preferred Units	$708,750	$517,500
Land contributed as investment in an unconsolidated entity	$2,879,473	$3,091,023
Capital expenditures financed through accounts payable	$5,898	$76,064
Deferred financing costs financed through accounts payable	$12,836	$1,887

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$24,969,157	$35,556,115
Restricted cash	703,112	2,449,346
Total cash, cash equivalents and restricted cash	$25,672,269	$38,005,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

1. Basis of Presentation

General

America First Multifamily Investors, L.P. was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) which have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in MRBs issued to finance these properties or to operate the MF Properties until the “highest and best use” can be determined by management.

The general partner of the Partnership is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“Unitholders”). The Partnership has also issued non-cumulative, non-voting and non-convertible Redeemable Series A Preferred Units which represent limited partnership interests in the Partnership.

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P., its consolidated subsidiaries and consolidated variable interest entities (Note 5). All intercompany transactions are eliminated.  At September 30, 2018, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the second TEBS Financing, (“M31 TEBS Financing”) with Freddie Mac.
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the third TEBS Financing (“M33 TEBS Financing”), with Freddie Mac.
•	ATAX TEBS IV, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the fourth TEBS Financing (“M45 TEBS Financing”), with Freddie Mac.
•	ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, committed to loan money and provide equity for the development of multifamily properties.
•	The 50/50, an MF Property, is owned by a wholly-owned corporation (“the Greens Hold Co”).
•	Suites on Paseo, an MF Property, is owned directly by America First Multifamily Investors, L.P.

Restricted Cash

Restricted cash is legally restricted to use and is comprised of resident security deposits and escrowed funds.  In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities and the Partnership’s interest rate derivatives. Restricted cash is presented with cash and cash equivalents on the condensed consolidated statements of cash flows in accordance with the adoption of Accounting Standards Update (“ASU”) 2016-18, effective for the Partnership as of January 1, 2018, with retrospective application required.

Investments in Mortgage Revenue Bonds, Taxable Mortgage Revenue Bonds

The Partnership owns certain MRBs that were purchased at a discount or premium. The Partnership adopted the provisions of ASU 2017-08 relating to premiums on purchased callable debt securities effective January 1, 2018. Upon adoption of this ASU, premiums on callable MRB investments are amortized as a yield adjustment to the earliest call date. Prior to January 1, 2018, the Partnership amortized premiums on callable debt securities as a yield adjustment to the stated maturity date. On January 1, 2018, the Partnership recorded a cumulative adjustment to partners’ capital of approximately $217,000. Results for periods prior to January 1, 2018 were not adjusted. The impact of the adoption of the ASU to net income for the three and nine months ended September 30, 2018 was a decrease in investment income of approximately $17,000 and $51,000, respectively, as compared to the previous accounting policy. Discounts on MRB investments continue to be amortized as a yield adjustment to the stated maturity date. Amortization of premiums and discounts is recognized as investment income on the condensed consolidated statements of operations.

PHC Certificate Impairment

The Partnership periodically reviews the Public Housing Capital Fund Trust (“PHC”) Certificates for impairment. The Partnership evaluates whether a decline in the fair value of the investments that is below its amortized cost is other-than-temporary. Factors considered are:

•	The duration and severity of the decline in fair value of the security,
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers,
•	Any downgrade in the security’s rating by S&P, and
•	The volatility of the fair value of the security.

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

The Partnership evaluates its tax positions taken in its condensed consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As such, the Partnership may recognize a tax benefit from an uncertain tax position only if the Partnership believes it is more likely than not that the tax position will be sustained on examination by taxing authorities. The Partnership accrues interest and penalties as incurred within income tax expense.

Deferred income tax expense, or benefit, is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes, such as depreciation, amortization of deferred financing costs, etc.) and the utilization of tax net operating losses (“NOLs”) generated in prior years that had been previously recognized as deferred income tax assets. The Partnership records a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax assets may not be realized. Any changes in the valuation allowance that result from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax assets are included in deferred income tax expense.

Revenue Recognition on Investments in Real Estate

The Partnership’s MF Properties are lessors of multifamily, student housing, and senior citizen rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term. The Partnership also recognizes other non-lease revenues related to other operations at the MF Properties such as parking and food service revenues at student housing properties. Such revenues are recognized over time as services are provided. Such non-lease revenue streams are within the scope of Accounting Standards Codification (“ASC”) 606, which was effective for the Partnership as of January 1, 2018. The adoption of ASC 606 did not have a material impact on the Partnership’s condensed consolidated financial statements.

Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”) permits the grant of Restricted Units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to three years. The RUAs currently provide for the payment of quarterly distributions during the vesting period. The RUAs provide for accelerated vesting if there is a change in control or upon death or disability of the participant. The Partnership accounts for forfeitures as they occur.

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

Estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such SEC rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. These condensed consolidated financial statements and notes have been prepared consistently with the 2017 Form 10-K, with the exception of new accounting standards that were adopted and are discussed herein. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position at September 30, 2018, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2017, was derived from the audited annual consolidated financial statements, but does not contain all the footnote disclosures from the annual consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)” that requires lessees to recognize the right-to-use assets and related lease liabilities on the balance sheet and disclose key information about leasing arrangements.  Lessees will classify the leases as financing leases or operating leases, with the classification affecting the pattern and classification of expense recognition in the statement of operations.  The ASU requires lessors to classify leases as sales-type leases, direct financing leases, or operating leases.  In July 2018, the FASB issued ASUs 2018-10 and 2018-11 containing further implementation guidance. ASU 2018-11 allows the Partnership to apply the new lease requirements as of the effective date, January 1, 2019 and not apply the guidance retrospectively to comparative periods. The Partnership will adopt this adoption method and will continue to report comparative periods prior to adoption using the old lease accounting guidance. Furthermore, the Partnership anticipates adopting the “package” of practical expedients, electing to not apply new guidance to short-term leases, and electing to combine lease and non-lease components for lessor and lessee leases.

The Partnership has performed a preliminary assessment of its lessor and lessee leasing arrangements. The accounting for lessor arrangements with tenants at the MF Properties, which have been determined to be operating leases, is not expected to be materially impacted by the new guidance. For the Partnership’s lessee leases, the Partnership has identified only operating leases for office equipment and the ground lease at The 50/50 MF Property. The Partnership estimates the right-of-use assets and lease liabilities for current leases will range between approximately $1.1 million and $2.6 million and expects the cumulative adjustment to partners’ capital on January 1, 2019 to be immaterial. The amounts and elections above are subject to change as the Partnership finalizes its assessment during the fourth quarter of 2018.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The ASU enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2019 and is to be applied using a modified retrospective approach. The Partnership is currently assessing the impact of the adoption of this pronouncement on its condensed consolidated financial statements.

3. Partnership Income, Expenses and Cash Distributions

The Partnership’s Amended and Restated Agreement of Limited Partnership (the “Amended and Restated LP Agreement”) contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds; for the allocation of income or loss from operations; and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of BUCs held by each Unitholder on that date. For purposes of the Amended and Restated LP Agreement, cash distributions, if any, received by the Partnership from its investment in MF Properties will be included in the Partnership’s Net Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Net Residual Proceeds. The holders of the Partnership’s Series A Preferred Units are entitled to distributions at a fixed rate prior to payment of distributions to other Unitholders.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities. There were no dilutive Units for the three and nine months ended September 30, 2018 and 2017.

5. Variable Interest Entities

Consolidated Variable Interest Entities (“VIEs”)

The Partnership has determined the TOB Trusts, Term A/B Trusts and TEBS Financings are VIEs and the Partnership is the primary beneficiary.  As such, the Partnership reports the TOB Trusts, Term A/B Trusts and TEBS Financings on a consolidated basis. The Partnership reports the senior floating-rate participation interests (“SPEARS”) related to the TOB Trusts and the Class A Certificates for both the Term A/B Trusts and TEBS Financings as secured debt financings on the condensed consolidated balance sheets. The MRBs and PHCs secured by the TOB Trusts, Term A/B Trusts and TEBS Financings are reported as assets on the condensed consolidated balance sheets. In determining the primary beneficiary of these specific VIEs, the Partnership considered: (i) which party has the power to control the activities of the VIEs which most significantly impact their financial performance, (ii) the risks that the entity was designed to create, and (iii) how each risk affects the VIE.  The executed agreements related to the TOB Trusts, Term A/B Trusts and TEBS Financings stipulate the Partnership has the sole right to cause the sale of the securitized assets. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

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

The Partnership held variable interests in 19 and 23 non-consolidated VIEs at September 30, 2018 and December 31, 2017, respectively. The following table summarizes the Partnerships variable interests in these entities at September 30, 2018 and December 31, 2017:

	Maximum Exposure to Loss
	September 30, 2018	December 31, 2017
Mortgage revenue bonds	$66,358,000	$146,344,195
Property loans	15,524,613	15,824,613
Investment in unconsolidated entities	80,294,647	39,608,927
	$162,177,260	$201,777,735

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns at September 30, 2018 and December 31, 2017. The difference between an MRB’s carrying value on the condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans at September 30, 2018 and December 31, 2017 is equal to the unpaid principal balance and accrued interest. The difference between a property loan’s carrying value and the maximum exposure is the value of loan loss allowance, if any, that has been previously recorded against the property loan.

6. Investments in Mortgage Revenue Bonds (“MRBs”)

MRBs owned by the Partnership have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 14). The Partnership had the following investments in MRBs at September 30, 2018 and December 31, 2017:

	September 30, 2018
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,230,000	$767,954	$-	$10,997,954
Glenview Apartments - Series A (4)	CA	4,593,499	415,667	-	5,009,166
Harmony Court Bakersfield - Series A (5)	CA	3,730,000	244,930	-	3,974,930
Harmony Terrace - Series A (5)	CA	6,900,000	520,937	-	7,420,937
Harden Ranch - Series A (3)	CA	6,793,508	816,778	-	7,610,286
Las Palmas II - Series A (5)	CA	1,695,000	110,566	-	1,805,566
Montclair Apartments - Series A (4)	CA	2,488,555	281,929	-	2,770,484
Montecito at Williams Ranch Apartments - Series A & B (2)	CA	12,471,000	782,663	-	13,253,663
San Vicente - Series A (5)	CA	3,495,000	211,792	-	3,706,792
Santa Fe Apartments - Series A (4)	CA	3,014,791	353,169	-	3,367,960
Seasons at Simi Valley - Series A (5)	CA	4,335,920	558,219	-	4,894,139
Seasons Lakewood - Series A (5)	CA	7,350,000	520,052	-	7,870,052
Seasons San Juan Capistrano - Series A (5)	CA	12,375,000	875,598	-	13,250,598
Summerhill - Series A (5)	CA	6,423,000	391,809	-	6,814,809
Sycamore Walk - Series A (5)	CA	3,607,439	294,702	-	3,902,141
The Village at Madera - Series A (5)	CA	3,085,000	202,576	-	3,287,576
Tyler Park Townhomes - Series A (3)	CA	5,919,230	669,130	-	6,588,360
Vineyard Gardens - Series A & B (2)	CA	6,841,000	456,388	-	7,297,388
Westside Village Market - Series A (3)	CA	3,868,205	392,487	-	4,260,692
Brookstone (1)	IL	7,437,328	1,872,124	-	9,309,452
Copper Gate Apartments (3)	IN	5,100,000	607,810	-	5,707,810
Renaissance - Series A (4)	LA	11,153,363	700,482	-	11,853,845
Live 929 Apartments (2)	MD	40,287,043	2,642,087	-	42,929,130
Woodlynn Village (1)	MN	4,244,000	9,283	-	4,253,283
Greens Property - Series A (3)	NC	8,056,000	811,822	-	8,867,822
Silver Moon - Series A (4)	NM	7,837,176	647,038	-	8,484,214
Ohio Properties - Series A (1)	OH	14,022,004	363,198	-	14,385,202
Bridle Ridge (1)	SC	7,395,000	44,052	-	7,439,052
Columbia Gardens (5)	SC	13,261,234	1,281,313	-	14,542,547
Companion at Thornhill Apartments (5)	SC	11,322,984	967,595	-	12,290,579
Cross Creek (1)	SC	6,142,746	2,519,386	-	8,662,132
The Palms at Premier Park Apartments (3)	SC	19,094,174	1,989,068	-	21,083,242
Village at River's Edge (5)	SC	9,953,893	1,134,923	-	11,088,816
Willow Run (5)	SC	13,077,771	1,211,709	-	14,289,480
Arbors at Hickory Ridge (3)	TN	11,227,931	1,221,790	-	12,449,721
Pro Nova 2014-1 (2)	TN	10,028,678	-	(136,577)	9,892,101
Avistar at Copperfield - Series A (2)	TX	10,000,000	292,102	-	10,292,102
Avistar at the Crest - Series A (3)	TX	9,382,685	782,054	-	10,164,739
Avistar at the Oaks - Series A (3)	TX	7,578,091	582,108	-	8,160,199
Avistar at the Parkway - Series A (4)	TX	13,144,902	1,033,223	-	14,178,125
Avistar at Wilcrest - Series A (2)	TX	3,775,000	51,458	-	3,826,458
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	436,575	-	32,286,575
Avistar in 09 - Series A (3)	TX	6,543,388	502,628	-	7,046,016
Avistar on the Boulevard - Series A (3)	TX	15,984,416	1,196,940	-	17,181,356
Avistar on the Hills - Series A (3)	TX	5,235,687	470,687	-	5,706,374
Bella Vista (1)	TX	6,225,000	-	-	6,225,000
Bruton Apartments (5)	TX	17,963,733	1,567,441	-	19,531,174
Concord at Gulfgate - Series A (5)	TX	19,185,000	1,903,863	-	21,088,863
Concord at Little York - Series A (5)	TX	13,440,000	1,393,865	-	14,833,865
Concord at Williamcrest - Series A (5)	TX	20,820,000	2,159,246	-	22,979,246
Crossing at 1415 - Series A (5)	TX	7,491,405	557,093	-	8,048,498
Decatur Angle (5)	TX	22,672,339	1,564,822	-	24,237,161
Esperanza at Palo Alto (5)	TX	19,519,236	1,966,425	-	21,485,661
Heights at 515 - Series A (5)	TX	6,858,511	596,685	-	7,455,196
Heritage Square - Series A (4)	TX	10,985,341	723,148	-	11,708,489
Oaks at Georgetown - Series A (5)	TX	12,330,000	469,808	-	12,799,808
Runnymede (1)	TX	10,095,000	126,871	-	10,221,871
Southpark (1)	TX	11,749,771	2,511,470	-	14,261,241
Vantage at Judson -Series B (4)	TX	25,966,084	2,345,328	-	28,311,412
15 West Apartments (5)	WA	9,752,876	1,306,486	-	11,059,362
Mortgage revenue bonds held in trust		$627,405,937	$51,431,352	$(136,577)	$678,700,712

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 14
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 14
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 14
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 14
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 14

	September 30, 2018
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series B	CA	$6,228,000	$-	$(10,898)	$6,217,102
Seasons San Juan Capistrano - Series B	CA	6,574,000	-	(8,214)	6,565,786
Greens Property - Series B	NC	934,834	152,008	-	1,086,842
Ohio Properties - Series B	OH	3,524,830	77,201	-	3,602,031
Rosewood Townhomes - Series A & B	SC	9,750,000	-	(805,122)	8,944,878
South Pointe Apartments - Series A & B	SC	22,700,000	-	(1,785,864)	20,914,136
Avistar at Copperfield - Series B	TX	4,000,000	13,018	-	4,013,018
Avistar at the Crest - Series B	TX	746,417	33,193	-	779,610
Avistar at the Oaks - Series B	TX	546,066	20,764	-	566,830
Avistar at the Parkway - Series B	TX	124,668	30,701	-	155,369
Avistar at Wilcrest - Series B	TX	1,550,000	4,620	-	1,554,620
Avistar at Wood Hollow - Series B	TX	8,410,000	27,370	-	8,437,370
Avistar in 09 - Series B	TX	450,455	17,128	-	467,583
Avistar on the Boulevard - Series B	TX	443,523	16,514	-	460,037
Mortgage revenue bonds held by the Partnership		$65,982,793	$392,517	$(2,610,098)	$63,765,212

	December 31, 2017
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$1,226,192	$-	$17,684,192
Glenview Apartments - Series A (4)	CA	4,627,228	523,464	-	5,150,692
Harmony Court Bakersfield - Series A (2)	CA	3,730,000	430,637	-	4,160,637
Harmony Terrace - Series A & B (2)	CA	14,300,000	871,221	-	15,171,221
Harden Ranch - Series A (3)	CA	6,845,985	1,182,914	-	8,028,899
Las Palmas II - Series A & B (2)	CA	3,465,000	193,418	-	3,658,418
Montclair Apartments - Series A (4)	CA	2,506,828	398,840	-	2,905,668
San Vicente - Series A & B (2)	CA	5,320,000	309,038	-	5,629,038
Santa Fe Apartments - Series A (4)	CA	3,036,928	535,673	-	3,572,601
Seasons at Simi Valley - Series A (2)	CA	4,366,195	807,864	-	5,174,059
Seasons Lakewood - Series A & B (2)	CA	12,610,000	884,537	-	13,494,537
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	1,233,570	-	20,182,570
Summerhill - Series A & B (2)	CA	9,795,000	738,806	-	10,533,806
Sycamore Walk - Series A (2)	CA	3,632,000	490,314	-	4,122,314
The Village at Madera - Series A & B (2)	CA	4,804,000	355,303	-	5,159,303
Tyler Park Townhomes - Series A (3)	CA	5,965,475	807,688	-	6,773,163
Westside Village Market - Series A (3)	CA	3,898,427	568,423	-	4,466,850
Lake Forest (1)	FL	8,505,000	1,579,885	-	10,084,885
Brookstone (1)	IL	7,450,595	2,017,019	-	9,467,614
Copper Gate Apartments (3)	IN	5,100,000	778,339	-	5,878,339
Renaissance - Series A (4)	LA	11,239,441	2,096,328	-	13,335,769
Live 929 Apartments (2)	MD	40,573,347	3,710,942	-	44,284,289
Woodlynn Village (1)	MN	4,267,000	44,428	-	4,311,428
Greens Property - Series A (3)	NC	8,126,000	1,113,852	-	9,239,852
Silver Moon - Series A (4)	NM	7,879,590	1,140,448	-	9,020,038
Ohio Properties - Series A (1)	OH	14,113,000	788,199	-	14,901,199
Bridle Ridge (1)	SC	7,465,000	1,199	-	7,466,199
Columbia Gardens (2)	SC	13,396,856	1,413,831	-	14,810,687
Companion at Thornhill Apartments (2)	SC	11,404,758	1,284,441	-	12,689,199
Cross Creek (1)	SC	6,136,553	2,850,344	-	8,986,897
The Palms at Premier Park Apartments (3)	SC	19,238,297	2,712,429	-	21,950,726
Village at River's Edge (2)	SC	10,000,000	1,182,706	-	11,182,706
Willow Run (2)	SC	13,212,587	1,391,536	-	14,604,123
Arbors at Hickory Ridge (3)	TN	11,342,234	1,693,626	-	13,035,860
Pro Nova 2014-1 (2)	TN	10,038,889	133,878	-	10,172,767
Avistar at Copperfield - Series A (2)	TX	10,000,000	628,644	-	10,628,644
Avistar at the Crest - Series A (3)	TX	9,456,384	1,187,142	-	10,643,526
Avistar at the Oaks - Series A (3)	TX	7,635,895	938,465	-	8,574,360
Avistar at the Parkway - Series A (4)	TX	13,233,665	932,753	-	14,166,418
Avistar at Wilcrest - Series A (2)	TX	3,775,000	125,170	-	3,900,170
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,865,826	-	33,715,826
Avistar in 09 - Series A (3)	TX	6,593,300	716,944	-	7,310,244
Avistar on the Boulevard - Series A (3)	TX	16,109,972	1,947,465	-	18,057,437
Avistar on the Hills - Series A (3)	TX	5,275,623	648,383	-	5,924,006
Bella Vista (1)	TX	6,295,000	42,718	-	6,337,718
Bruton Apartments (2)	TX	18,051,775	3,042,939	-	21,094,714
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,759,654	-	21,944,654
Concord at Little York - Series A (2)	TX	13,440,000	1,999,572	-	15,439,572
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,994,839	-	23,814,839
Crossing at 1415 - Series A (2)	TX	7,540,000	634,091	-	8,174,091
Decatur Angle (2)	TX	22,794,912	2,985,955	-	25,780,867
Heights at 515 - Series A (2)	TX	6,903,000	580,522	-	7,483,522
Heritage Square - Series A (4)	TX	11,063,027	993,609	-	12,056,636
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	915,705	-	18,757,705
Runnymede (1)	TX	10,150,000	79,514	-	10,229,514
Southpark (1)	TX	11,693,138	2,960,294	-	14,653,432
Vantage at Judson -Series B (4)	TX	26,133,557	3,117,969	-	29,251,526
15 West Apartments (2)	WA	9,797,833	1,839,648	-	11,637,481
Mortgage revenue bonds held in trust		$639,438,294	$71,429,153	$-	$710,867,447

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 14
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 14
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 14
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 14

	December 31, 2017
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montecito at Williams Ranch Apartments - Series A & B	CA	$12,471,000	$1,111,807	$-	$13,582,807
Seasons at Simi Valley - Series B	CA	1,944,000	-	(466)	1,943,534
Sycamore Walk - Series B	CA	1,815,000	-	(151)	1,814,849
Vineyard Gardens - Series A & B	CA	6,841,000	-	-	6,841,000
Greens Property - Series B	NC	937,399	193,991	-	1,131,390
Ohio Properties - Series B	OH	3,536,060	149,630	-	3,685,690
Rosewood Townhomes - Series A & B	SC	9,750,000	-	-	9,750,000
South Pointe Apartments - Series A & B	SC	22,700,000	-	-	22,700,000
Avistar at Copperfield - Series B	TX	4,000,000	13,514	-	4,013,514
Avistar at the Crest - Series B	TX	749,455	58,871	-	808,326
Avistar at the Oaks - Series B	TX	548,202	41,286	-	589,488
Avistar at the Parkway - Series B	TX	124,861	30,715	-	155,576
Avistar at Wilcrest - Series B	TX	1,550,000	5,306	-	1,555,306
Avistar at Wood Hollow - Series B	TX	8,410,000	30,276	-	8,440,276
Avistar in 09 - Series B	TX	452,217	28,675	-	480,892
Avistar on the Boulevard - Series B	TX	445,328	33,232	-	478,560
Mortgage revenue bonds held by the Partnership		$76,274,522	$1,697,303	$(617)	$77,971,208

See Note 21 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

Bond Activity in the First Nine Months of 2018

The following MRB was acquired during the nine months ended September 30, 2018:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Esperanza at Palo Alto (1)	May	San Antonio, TX	322	7/1/2058	5.80%	19,540,000
						$19,540,000

(1) Previously reported bond purchase commitment that converted to an MRB in May 2018.

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2018:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Sycamore Walk - Series B	January	Bakersfield, CA	112	1/1/2018	8.00%	$1,815,000
Seasons Lakewood - Series B	March	Lakewood, CA	85	1/1/2019	8.00%	5,260,000
Summerhill - Series B	March	Bakersfield, CA	128	12/1/2018	8.00%	3,372,000
Oaks at Georgetown - Series B	April	Georgetown, TX	192	1/1/2019	8.00%	5,512,000
Seasons at Simi Valley - Series B	April	Simi Valley, CA	69	9/1/2018	8.00%	1,944,000
San Vicente - Series B	May	Soledad, CA	50	11/1/2018	8.00%	1,825,000
The Village at Madera - Series B	May	Madera, CA	75	12/1/2018	8.00%	1,719,000
Las Palmas - Series B	July	Coachella, CA	81	11/1/2018	8.00%	1,770,000
Harmony Terrace - Series B	August	Simi Valley, CA	136	1/1/2019	8.00%	7,400,000
Lake Forest	September	Daytona Beach, FL	240	12/1/2031	6.25%	8,397,000
						$39,014,000

Upon redemption of the Lake Forest MRB, the Partnership realized contingent interest income of approximately $4.2 million. The Partnership also realized additional income due to the early redemption of the MRB of approximately $1.5 million. The additional income is reported within other income on the condensed consolidated statements of operations.

Bond Activity in the First Nine Months of 2017

The following MRBs were acquired during the nine months ended September 30, 2017:

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
						$72,056,000

The following MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2017:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Harmony Court Bakersfield - Series B	August	Bakersfield, CA	96	12/1/2018	5.50%	$1,997,000
						$1,997,000

7. PHC Certificates

The Partnership owned 100% of the Residual Participation Receipts (“LIFERs”) in three tender option bond trusts (“PHC Trusts”) that contain the PHC Certificates. The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to numerous local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities under the Department of Housing and Urban Development’s (“HUD”) Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership had the following investments in the PHC Certificates at September 30, 2018 and December 31, 2017:

	September 30, 2018
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	6.75	AA-	5.33%	$24,641,310	$-	$-	$24,641,310
PHC Certificate Trust II	5.82	A+	4.34%	9,065,617	-	-	9,065,617
PHC Certificate Trust III	7.06	BBB	5.29%	15,034,551	-	-	15,034,551
				$48,741,478	$-	$-	$48,741,478

	December 31, 2017
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	7.31	AA-	5.39%	$25,109,305	$-	$-	$25,109,305
PHC Certificate Trust II	6.37	A+	4.32%	9,606,480	-	(248,189)	9,358,291
PHC Certificate Trust III	7.61	BBB	5.23%	15,451,249	-	(277,257)	15,173,992
				$50,167,034	$-	$(525,446)	$49,641,588

See Note 21 for a description of the methodology and significant assumptions used in determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates are recorded in the condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

The Partnership recognized an impairment charge on the three PHC Certificates of approximately $310,000 and $1.1 million during the three and nine months ended September 30, 2018, respectively. See Note 2 for information considered in the Partnership’s evaluation of impairment of the PHC Certificates.

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets at September 30, 2018 and December 31, 2017:

Real Estate Assets at September 30, 2018
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on September 30, 2018
Suites on Paseo	San Diego, CA	384	$3,195,468	$38,886,126	$42,081,594
The 50/50 MF Property	Lincoln, NE	475	-	32,933,776	32,933,776
Land held for development	(1)	(1)	1,778,949	-	1,778,949
					$76,794,319
Less accumulated depreciation					(11,457,254)
Total real estate assets					$65,337,065

(1) Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for one site in Omaha, NE.

Real Estate Assets at December 31, 2017
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2017
Suites on Paseo	San Diego, CA	394	$3,166,463	$38,454,894	$41,621,357
The 50/50 MF Property	Lincoln, NE	475	-	32,932,981	32,932,981
Jade Park	Daytona, FL	144	2,292,035	7,565,613	9,857,648
Land held for development	(2)	(2)	1,860,737	-	1,860,737
					$86,272,723
Less accumulated depreciation					(9,580,531)
Total real estate assets					$76,692,192

(2) Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for one site in Omaha, NE.

Activity in the First Nine Months of 2018

In February 2018, the Partnership acquired two contiguous tracts of land in Omaha, NE. The total purchase price was approximately $2.7 million. In March 2018, a portion of the land acquired was contributed to Vantage at Stone Creek, LLC in exchange for an ownership interest in the entity (Note 9). The remaining land is classified as “Land held for development” at September 30, 2018. In May 2018, the Partnership listed the remaining land for sale.

In February 2018, the Partnership executed a Purchase Agreement to acquire a tract of land in Omaha, NE. The Purchase Agreement was assigned to Vantage at Coventry, LLC in September 2018 (Note 9).

In September 2018, the Partnership sold the Jade Park MF Property to an unrelated third party. The table below summarizes information related to the sale. The gain on sale is considered Tier 2 income (Note 3). The Partnership determined the sale did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units	Gross Proceeds	Gain on Sale
Jade Park	September	Daytona, FL	144	$13,450,000	$4,051,429

In September, the Partnership determined that the land held for development in Gardner, KS was impaired. The Partnership recorded an impairment charge of $150,000 in the third quarter of 2018, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land.

Activity in the First Nine Months of 2017

In March 2017, the Partnership sold its 99% limited partner interest in the Northern View MF Property. The table below summarizes information related to the sale. The gain on sale, net of income taxes, is considered Tier 2 income (Note 3). The Partnership determined the sale did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units	Gross Proceeds	Gain on Sale before Income Taxes
Northern View	March	Highland Heights, KY	294	$13,750,000	$7,174,183

In May 2017, the Partnership closed on the sale of a parcel of land in St. Petersburg, Florida. The Partnership recognized a loss on sale of approximately $22,000, attributable to direct selling expenses.

Net income (loss), exclusive of the gains on sale, related to the Northern View MF Property (sold in March 2017); the Eagle Village, Residences of DeCordova and Residences of Weatherford MF Properties (sold in November 2017); and the Jade Park MF Property (sold in September 2018) for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$172,367	$(660,824)	$161,864	$(813,867)

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

The following table provides the details of the investments in unconsolidated entities at September 30, 2018 and December 31, 2017:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value at September 30, 2018	Carrying Value at December 31, 2017	Maximum Remaining Equity Commitment at September 30, 2018
Vantage at Corpus Christi	Corpus Christi, TX	288	March 2016	August 2017	$8,610,674	$9,178,139	$1,550,000
Vantage at Boerne	Boerne, TX	288	August 2016	December 2017	8,830,000	8,272,810	1,475,936
Vantage at Waco	Waco, TX	288	August 2016	January 2018	9,337,166	8,748,091	1,592,039
Vantage at Panama City Beach	Panama City Beach, FL	288	March 2017	June 2018	11,152,005	10,349,416	1,996,500
Vantage at Powdersville	Powdersville, SC	288	November 2017	N/A	11,252,239	3,060,471	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	N/A	7,386,856	-	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	N/A	8,956,732	-	-
Vantage at Germantown	Germantown, TN	288	June 2018	N/A	4,402,208	-	6,119,505
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	N/A	5,499,398	-	6,755,836
Vantage at Coventry	Omaha, NE	288	September 2018	N/A	4,867,369	-	3,279,944
					$80,294,647	$39,608,927	$22,769,760

Activity in the First Nine Months of 2018

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

In September 2018, the Partnership executed equity commitments to fund construction of the Vantage at Coventry and Vantage at Murfreesboro multifamily properties of approximately $8.1 million and $12.2 million, respectively. The Partnership also entered into a guarantee agreement related to the construction loan for Vantage at Coventry (Note 17).

Activity in the First Nine Months of 2017

In March 2017, the Partnership executed an $11.7 million equity commitment to fund construction of the Vantage at Panama City Beach multifamily property. The Partnership also entered into a guarantee agreement related to the property’s construction loan (Note 17).

10. Property Loans, Net of Loan Loss Allowance

The following tables summarize the Partnership’s property loans, net of loan loss allowance, at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,367,635	-	8,367,635
Vantage at New Braunfels, LLC	7,156,978	-	7,156,978
Winston Group, Inc	700,000	-	700,000
Total	$31,211,804	$(7,393,814)	$23,817,990

	December 31, 2017
	Outstanding Balance	Loan Loss Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,995,884	-	4,995,884
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,417,635	-	8,417,635
Vantage at New Braunfels, LLC	7,406,978	-	7,406,978
Winston Group, Inc	1,100,000	-	1,100,000
Total	$36,907,688	$(7,393,814)	$29,513,874

In September 2018, the Lake Forest property was sold by its owner.  Upon the sale, the Partnership received all outstanding principal and accrued interest on the Lake Forest property loans. The Partnership received approximately $5.1 million of principal and $4.6 million of interest on the property loans at sale. The interest received was not previously recognized as income as the property loans were on nonaccrual status. The interest realized is reported within other interest income on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, the interest to be earned on the Cross Creek property loans was in nonaccrual status. During the three and nine months ended September 30, 2017, the interest to be earned on the Ashley Square (sold in November 2017), Cross Creek, and the Lake Forest (sold in September 2018) property loans was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, for the three and nine months ended September 30, 2018 and 2017, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

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

The following represents income tax expense for the Greens Hold Co for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Current income tax expense (benefit)	$(809,805)	$(276,000)	$(837,805)	$2,484,047
Deferred income tax expense (benefit)	-	(9,000)	34,000	(374,000)
Total income tax expense (benefit)	$(809,805)	$(285,000)	$(803,805)	$2,110,047

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable and recorded a valuation allowance of approximately $221,000 against its deferred income tax assets as of September 30, 2018. There was no valuation allowance recorded as of December 31, 2017.

12. Other Assets

The following represents the other assets at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Deferred financing costs, net	$484,144	$383,133
Fair value of derivative instruments (Note 16)	1,063,975	597,221
Taxable mortgage revenue bonds, at fair market value	2,339,902	2,422,459
Bond purchase commitments, at fair market value (Note 17)	1,046,445	3,002,540
Other assets	2,016,286	942,949
Total other assets	$6,950,752	$7,348,302

See Note 21 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on these assets are recorded in the condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

13. Unsecured Lines of Credit

The following tables summarize the unsecured lines of credit (“LOC”) at September 30, 2018 and December 31, 2017:

Unsecured Lines of Credit	Outstanding on September 30, 2018	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$28,465,600	$50,000,000	June 2020	Variable (1)	Monthly	5.12%
Bankers Trust operating	-	10,000,000	June 2020	Variable (1)	Monthly	5.37%
Total unsecured lines of credit	$28,465,600	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding on December 31, 2017	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$50,000,000	$50,000,000	May 2019	Variable (2)	Monthly	4.38%
Bankers Trust operating	-	10,000,000	May 2019	Variable (2)	Monthly	4.62%
Total unsecured lines of credit	$50,000,000	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The outstanding balance on the non-operating LOC is due in December 2018, before consideration of the Partnership’s extension payment options. If all extension options are utilized, the balance is due in June 2019.

The Partnership is required to make principal payments to reduce the operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  The Partnership has fulfilled its prepayment obligation for all periods presented.   In addition, the Partnership has fulfilled its fourth quarter of 2018 repayment obligation as it maintained a zero balance in the operating LOC for the first fifteen days of October 2018. The Partnership is in compliance with all covenants at September 30, 2018.

14. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, at September 30, 2018 and December 31, 2017:

	Outstanding Debt Financings on September 30, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,703,319	$-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	17,380,000	-	2018	November 2018	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,446,498	-	2017	February 2027	N/A	N/A	N/A	4.46%
Variable - TOB	37,965,000	23,422	2012	May 2019	Weekly	2.09 - 2.14%	1.67%	3.76 - 3.81%

TEBS Financings
Variable - M24	46,833,000	53,123	2010	September 2020	Weekly	1.61%	1.85%	3.46%
Variable - M31 (1)	80,605,069	136,626	2014	July 2019 (2)	Weekly	1.59%	1.46%	3.05%
Variable - M33 (1)	57,234,019	56,867	2015	July 2020 (3)	Weekly	1.59%	1.23%	2.82%
Fixed - M45 (4)	219,551,239	5,000	2018	July 2034	N/A	N/A	N/A	3.82%
Total Debt Financings	$544,718,144

(1)	Facility fees are variable
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

(4)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

	Outstanding Debt Financings on December 31, 2017, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TOB & Term A/B Trusts Securitization
Fixed - Term TOB	$46,787,036	$-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	33,612,154	-	2017	June 2018 - August 2018	N/A	N/A	N/A	3.76%
Fixed - Term A/B	60,441,915	-	2017	February 2022 - March 2022	N/A	N/A	N/A	3.89%
Fixed - Term A/B	138,065,482	-	2016	September 2026 - December 2026	N/A	N/A	N/A	3.64%
Fixed - Term A/B	47,414,014	-	2017	February 2027 - November 2027	N/A	N/A	N/A	4.46% - 4.52%
Variable - TOB	38,130,000	850,327	2012	May 2018	Weekly	2.24 - 2.29%	1.67%	3.91 - 3.96%

TEBS Financings
Variable - M24	55,468,000	372,222	2010	September 2020	Weekly	1.79%	1.85%	3.64%
Variable - M31 (1)	81,003,688	176,685	2014	July 2019 (2)	Weekly	1.77%	1.39%	3.16%
Variable - M33 (1)	57,406,058	57,364	2015	July 2020 (3)	Weekly	1.77%	1.16%	2.93%
Total Debt Financings	$558,328,347

(1)	Facility fees are variable
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

The TOB Trusts and Term A/B Trusts are subject to a Master Trust Agreement with Deutsche Bank that contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. The Partnership is in compliance with these covenants as of September 30, 2018.

At September 30, 2018 and December 31, 2017, the Partnership posted cash collateral (i.e. restricted cash) related to the interest rate swaps associated with specific debt financings. The Partnership has also posted cash collateral as contractually required under the terms of the four TEBS Financings. In addition, to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financings, the Partnership also entered into interest rate cap agreements (Note 16).

Debt Financing Activity in the First Nine Months of 2018

The following Term A/B Trusts were collapsed and paid off in full at prices that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2018:

Mortgage Revenue Bond	Debt Facility	Month	Paydown Applied
Seasons Lakewood - Series B	Term A/B Trust	March 2018	$4,475,000
Summerhill - Series B	Term A/B Trust	March 2018	2,870,000
Oaks at Georgetown - Series B	Term A/B Trust	April 2018	4,690,000
San Vicente - Series B	Term A/B Trust	May 2018	1,555,000
The Village at Madera - Series B	Term A/B Trust	May 2018	1,465,000
Las Palmas II - Series B	Term A/B Trust	July 2018	1,505,000
15 West Apartments (1)	Term A/B Trust	August 2018	8,300,012
Bruton Apartments (1)	Term A/B Trust	August 2018	15,279,403
Columbia Gardens (1)	Term A/B Trust	August 2018	10,222,680
Companion at Thornhill Apartments (1)	Term A/B Trust	August 2018	9,642,587
Concord at Gulfgate - Series A (1)	Term A/B Trust	August 2018	16,310,000
Concord at Little York - Series A (1)	Term A/B Trust	August 2018	11,425,000
Concord at Williamcrest - Series A (1)	Term A/B Trust	August 2018	17,695,000
Courtyard - Series A (1)	Term A/B Trust	August 2018	9,210,000
Courtyard - Series B	Term A/B Trust	August 2018	5,295,000
Crossing at 1415 - Series A (1)	Term A/B Trust	August 2018	6,370,877
Decatur Angle (1)	Term A/B Trust	August 2018	21,362,472
Harmony Court Bakersfield - Series A (1)	Term A/B Trust	August 2018	3,360,000
Harmony Terrace - Series A (1)	Term A/B Trust	August 2018	6,210,000
Harmony Terrace - Series B	Term A/B Trust	August 2018	6,290,000
Heights at 515 - Series A (1)	Term A/B Trust	August 2018	5,402,307
Las Palmas II - Series A (1)	Term A/B Trust	August 2018	1,530,000
Oaks at Georgetown - Series A (1)	Term A/B Trust	August 2018	11,100,000
San Vicente - Series A (1)	Term A/B Trust	August 2018	3,150,000
Seasons at Simi Valley - Series A (1)	Term A/B Trust	August 2018	3,688,843
Seasons Lakewood - Series A (1)	Term A/B Trust	August 2018	6,615,000
Seasons San Juan Capistrano - Series A (1)	Term A/B Trust	August 2018	11,140,000
Seasons San Juan Capistrano - Series B	Term A/B Trust	August 2018	5,590,000
Summerhill - Series A (1)	Term A/B Trust	August 2018	5,785,000
Sycamore Walk - Series A (1)	Term A/B Trust	August 2018	3,066,769
The Village at Madera - Series A (1)	Term A/B Trust	August 2018	2,780,000
Village at River's Edge (1)	Term A/B Trust	August 2018	8,963,207
Willow Run (1)	Term A/B Trust	August 2018	10,079,940
			242,424,098

(1)	In August 2018, the MRB was transferred to the M45 TEBS Financing upon collapsing of the Term A/B Trust. See below for further discussion.

In April 2018, the maturity date of the Partnership’s variable TOB Trusts was extended to May 2019.

In August 2018, the Partnership and its newly created consolidated subsidiary, ATAX TEBS IV, LLC (the “2018 Sponsor”), entered into a long-term debt financing facility provided through the securitization of 25 MRBs, with an initial par value of approximately $260.6 million owned by the 2018 Sponsor pursuant to the M45 TEBS Financing. The M45 TEBS financing facility provides the Partnership with a long-term fixed-rate facility.

The M45 TEBS Financing is structured such that the Partnership transferred ownership of the 25 MRBs to Freddie Mac to be securitized into a TEBS Trust. Freddie Mac then issues Class A and Class B Freddie Mac Multifamily Fixed Rate Certificates (collectively, the “TEBS Certificates”), which represent beneficial interests in the securitized assets. The Class A TEBS Certificates were sold to an unaffiliated investor and have an aggregate initial par value of approximately $221.5 million. The Class A TEBS Certificates entitle the holder to cash flows from the securitized assets at a stated interest rate. The Class A TEBS Certificates are credit enhanced by Freddie Mac such that Freddie Mac will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the Class A TEBS Certificate holders. The 2018 Sponsor or Partnership would then be required to reimburse Freddie Mac for any credit enhancement payments. The Class B TEBS Certificates are retained by the Sponsors and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Class A TEBS Certificates and related trust fees, as well as certain other rights to the securitized assets. The M45 TEBS Financing is considered a VIE (Note 5) because the Partnership’s rights are such that the Partnership is the primary beneficiary and the Partnership consolidates the M45 TEBS Financings in the condensed consolidated financial statements.

Of the 25 MRBs securitized in the M45 TEBS Financings, 24 MRBs were in Term A/B Trusts that were collapsed prior to the closing of the M45 TEBS Financing. The collapse of the Term A/B Trusts and subsequent closing of the M45 TEBS Financing resulted in a debt modification for accounting purposes and the Partnership capitalized transaction costs totaling approximately $371,000 as deferred financing costs.

In August 2018, the Partnership entered into four Term A/B Trusts financings secured by various MRBs. The following table summarizes the gross principal and terms of the Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing	Year Acquired	Stated Maturity	Fixed Interest Rate
Montecito at Williams Ranch - Series A	$6,921,000	2018	November 2018	4.53%
Montecito at Williams Ranch - Series B	4,303,000	2018	November 2018	4.53%
Vineyard Gardens - Series A	3,595,000	2018	November 2018	4.53%
Vineyard Gardens - Series B	2,561,000	2018	November 2018	4.53%
Total Term A/B Trust Financing	$17,380,000

Debt Financing Activity in the First Nine Months of 2017

In February 2017, the Partnership entered into 19 new Term A/B Trust financings secured by various MRBs. The Partnership capitalized transaction costs totaling approximately $1.2 million as deferred financing costs, of which approximately $921,000 were paid to a related party (Note 20). The following table summarizes the terms of the new Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing	Year Acquired	Stated Maturity	Fixed Interest Rate
San Vicente - Series A	$3,150,000	2017	February 2022	3.89%
San Vicente - Series B	1,555,000	2017	June 2018	3.76%
Las Palmas - Series A	1,530,000	2017	February 2022	3.89%
Las Palmas - Series B	1,505,000	2017	June 2018	3.76%
The Village at Madera - Series A	2,780,000	2017	February 2022	3.89%
The Village at Madera - Series B	1,465,000	2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,360,000	2017	February 2022	3.89%
Harmony Court Bakersfield - Series B (1)	1,700,000	2017	July 2018	3.76%
Summerhill - Series A	5,785,000	2017	February 2022	3.89%
Summerhill - Series B	2,870,000	2017	July 2018	3.76%
Courtyard - Series A	9,210,000	2017	February 2022	3.89%
Courtyard - Series B	5,295,000	2017	July 2018	3.76%
Seasons Lakewood - Series A	6,615,000	2017	February 2022	3.89%
Seasons Lakewood - Series B	4,475,000	2017	August 2018	3.76%
Seasons San Juan Capistrano - Series A	11,140,000	2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,590,000	2017	August 2018	3.76%
Avistar at Wood Hollow - Series A	27,075,000	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,210,000	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,500,000	2017	February 2027	4.46%
Total Term A/B Trust Financing	$106,810,000

(1)

In August 2017, the Term A/B Trust financing for the Harmony Court Bakersfield – Series B MRB was collapsed and paid off in full. The Partnership paid approximately $1.7 million at settlement, which approximated the outstanding principal plus accrued interest.

In March 2017, the Partnership refinanced four Term A/B Trusts into new Term A/B Trusts with longer stated terms. Based on the terms of the new and old Term A/B Trusts, the refinancing was accounted for as a debt modification, with approximately $47,000 capitalized as deferred financing costs. The following table summarizes the terms of the new Term A/B Trusts:

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

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2018	$18,538,094
2019	168,792,140
2020	105,271,622
2021	2,456,696
2022	2,600,981
Thereafter	250,605,454
Total	548,264,987
Deferred financing costs	(3,546,843)
Total debt financing, net	$544,718,144

15. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnerships’ Mortgages payable and other secured financing, net of deferred financing costs, at September 30, 2018 and December 31, 2017:

MF Property Mortgage Payables	Outstanding Mortgage Payable at September 30, 2018, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
The 50/50 MF Property--TIF Loan	$3,243,620	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	24,437,976	2013	March 2020	Variable	Monthly	5.00%	(1)	N/A	5.00%
Total Mortgage Payable\Weighted Average Period End Rate	$27,681,596								4.96%

(1)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2017, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Facility Fees	Period End Rate
The 50/50 MF Property--TIF Loan	$3,358,370	2014	December 2019	Fixed	N/A	N/A		N/A	4.65%
The 50/50 MF Property--Mortgage	24,713,256	2013	March 2020	Variable	Monthly	4.25%	(2)	N/A	4.25%
Jade Park	7,468,548	2016	October 2021	Fixed	N/A	N/A		N/A	3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$35,540,174								4.21%

(2)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

In September 2018, the Partnership sold the Jade Park MF Property. At the closing of the sale, the Partnership paid all outstanding principal and accrued interest on the related mortgage payable.

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2018	$250,817
2019	3,608,890
2020	23,944,402
2021	-
2022	-
Thereafter	-
Total	27,804,109
Deferred financing costs	(122,513)
Total mortgages payable and other secured financings, net	$27,681,596

16. Interest Rate Derivative Agreements

The following tables summarize the interest rate derivatives, excluding interest rate swaps, at September 30, 2018 and December 31, 2017:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of September 30, 2018
July 2014	$30,365,801	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$2
July 2014	30,365,801	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	2
July 2014	30,365,801	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	2
July 2015	27,438,175	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	4,033
July 2015	27,438,175	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	4,033
July 2015	27,438,175	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	4,033
June 2017	91,097,404	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	248,476
June 2017	82,314,524	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	803,283
Sept 2017	59,377,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	111
							$1,063,975

(1)	See Note 21 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2017
July 2014	$30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	169
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	3,213
June 2017	91,956,883	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	160,174
June 2017	83,000,217	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	425,978
Sept 2017	59,935,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	923
							$597,221

(2)	See Note 21 for additional details.

The Partnership previously contracted for two interest rate swaps with Deutsche Bank. On a quarterly basis, the Partnership reassesses its interest rate swap positions. The Partnership has determined the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. One of the interest rate swaps was terminated in September 2018. The swap was net settled and no cash was exchanged between the Partnership and Deutsche Bank. The following table summarizes the terms of the interest rate swaps at September 30, 2018 and December 31, 2017:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	September 30, 2018 - Fair Value of Liability
Sept 2014	17,963,733	April 2017	April 2022	2.06%	1.46%	70% 30-day LIBOR	Deutsche Bank	$(26,798)
								$(26,798)

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	December 31, 2017 - Fair Value of Liability
Sept 2014	$22,821,429	Oct 2016	Oct 2021	1.96%	1.08%	70% 30-day LIBOR	Deutsche Bank	$(402,261)
Sept 2014	18,051,775	April 2017	April 2022	2.06%	1.08%	70% 30-day LIBOR	Deutsche Bank	(424,591)
								$(826,852)

The Partnership is required to fund a cash collateral account at Deutsche Bank for an amount that approximates the fair value of the interest rate swaps. Such cash balances were approximately $23,000 and $850,000 at September 30, 2018 and December 31, 2017, respectively, and are reported within restricted cash on the condensed consolidated balance sheets.

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

17. Commitments and Contingencies

The Partnership, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are frequently covered by insurance.  If the Partnership has determined that a loss is probable, the estimated amount of the loss is accrued in the condensed consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on the Partnership’s condensed consolidated financial statements.

Bond Purchase Commitments

As part of the Partnership’s strategy of acquiring MRBs, it will enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon satisfaction of the terms of the bond purchase commitments, the proceeds from the MRBs issued will be used to pay off the construction-related debt of the underlying collateral of the MRB to be issued. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in the condensed consolidated statements of comprehensive income (loss).

The following table represents the bond purchase commitments at September 30, 2018 and December 31, 2017:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts for 2018	Rate	Closing Date (1)	Fair Value at September 30, 2018	Fair Value at December 31, 2017
Esperanza at Palo Alto	July 2015	$-	5.80%	May 2018	$-	$1,616,143
Village at Avalon	November 2015	16,400,000	5.80%	Q4 2018	1,046,445	1,386,397
Total		$16,400,000			$1,046,445	$3,002,540

(1)	The closing date for Esperanza at Palo Alto is actual and the closing date for Village at Avalon is estimated.

Property Loan Commitments

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has committed to loan approximately $17.0 million to unrelated third parties to build two new multifamily residential properties, Vantage at Brooks, LLC and Vantage at New Braunfels, LLC, both located in Texas. The Partnership’s remaining maximum commitments totaled approximately $1.2 million at September 30, 2018. See Note 10 for disclosures related to these property loans.

Other Guarantees & Commitments

In September 2018, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Coventry, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Coventry, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% when the project receives a certificate of occupancy and 25% upon achievement of a specified debt service coverage ratio obtained by the borrower. The construction loan has a maximum available balance of $31.5 million. There was no outstanding balance on the construction loan and the Partnership had no exposure under the guarantee at September 30, 2018.

In March 2018, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Stone Creek, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Stone Creek, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% when the project receives a certificate of occupancy and 25% upon achievement of a specified debt service coverage ratio obtained by the borrower. The construction loan has a maximum available balance of $30.8 million. The outstanding balance on the construction loan was approximately $1.6 million at September 30, 2018, which is the Partnership’s current exposure under the guarantee. No amount has been accrued for this contingent liability because the likelihood of a guarantee claim is remote.

In March 2017, the Partnership entered into a guaranty agreement whereby the Partnership has guaranteed payment of the construction loan of Vantage at Panama City Beach, LLC. The Partnership will only have to perform on the guarantee upon a default by Vantage at Panama City Beach, LLC. The guarantee is initially for the entire amount of the construction loan and decreases to 50% and 25% as certain debt service coverage levels are obtained by the borrower. The construction loan has a maximum available balance of $25.6 million. The outstanding balance on the construction loan was approximately $23.7 million at September 30, 2018, which is the Partnership’s current exposure under the guarantee. No amount has been accrued for this contingent liability because the likelihood of a guarantee claim is remote. The Partnership is also required to maintain minimum cash and net worth requirements, which were met as of September 30, 2018.

Pursuant to the sale of the Greens Property in 2012, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership under the guarantee provision of the repurchase clause is approximately $2.6 million at September 30, 2018 and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2027.

Pursuant to the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with an unaffiliated entity under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure.  No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.  The maximum exposure to the Partnership under the guarantee provision of the repurchase clause is approximately $4.1 million at September 30, 2018 and represents 75% of the equity contributed by BC Partners. The term of the guarantee agreement ends in 2026.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. There is also an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year. In conjunction with the ground lease, The 50/50 MF Property has entered into an agreement whereby it is required to make monthly payments, when cash is available at the property, to the University of Nebraska-Lincoln based on its revenues.  The minimum aggregate annual payment due under the agreement is approximately $130,000 at September 30, 2018. The minimum aggregate annual expense increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The agreement will terminate upon termination of the ground lease. The Partnership reported accounts payable related to this agreement of approximately $106,000 and $125,000 at September 30, 2018 and December 31, 2017, respectively. The Partnership reported expenses related to the agreement of approximately $42,000 for the three months ended September 30, 2018 and 2017. The Partnership reported expenses related to the agreement of approximately $126,000 for the nine months ended September 30, 2018 and 2017.

As the holder of residual interests issued in its TOB Trust, Term A/B Trust and TEBS Financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from: (i) a downgrade in the investment rating of PHC Certificates held by the trust or of the senior securities issued by the trust, (ii) a ratings downgrade of the liquidity provider for the trust, (iii) increases in short term interest rates beyond pre-set maximums, (iv) an inability to re-market the senior securities or (v) an inability to obtain liquidity for the trust. In the case of the TEBS Financings, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. If the Partnership does not remedy, the trust will be collapsed.  If such an event occurs, the trust collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall pursuant to its guarantee. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. In the event of a shortfall, the maximum exposure to loss would be approximately $548.3 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect in the future, to be required to reimburse the financing facilities for any shortfall.

18. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to five financial institutions. The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership. The balance of Series A Preferred Units on the condensed consolidated balance sheet is presented net of issuance costs. The following table summarizes the outstanding Series A Preferred Units at September 30, 2018 and December 31, 2017:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Preferred Units at September 30, 2018 and December 31, 2017	9,450,000	$94,500,000

19. Restricted Unit Awards (“RUAs”)

The Plan, as approved by the Unitholders, permits the grant of RUAs and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to approximately three years. RUAs currently provide for the payment of quarterly distributions during the vesting period and provide for accelerated vesting if there is a change in control or death or disability of the Participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $622,000 and $550,000 for the three months ended September 30, 2018 and 2017, respectively. The compensation expense for RUAs totaled approximately $1.4 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table represents nonvested RUAs at and for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Restricted Units Awarded	Weighted-average Grant- date Fair Value
Nonvested at January 1, 2017	158,304	$6.03
Granted	283,046	5.74
Vested	(199,281)	5.85
Nonvested at December 31, 2017	242,069	$5.83
Granted	309,212	6.31
Nonvested at September 30, 2018	551,281	$6.10

There was approximately $1.4 million of total unrecognized compensation expense related to nonvested RUAs granted under the Plan at September 30, 2018.  The remaining expense is expected to be recognized over a weighted-average period of 0.8 years. The total intrinsic value of nonvested RUAs was approximately $3.1 million at September 30, 2018.

20. Transactions with Related Parties

The following table summarizes transactions with related parties for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Partnership administrative fees to General Partner (1)	$940,000	$909,000	$2,789,000	$2,679,000
MRB property administrative fees to General Partner (2)	17,000	22,000	60,000	74,000
Placement fees to General Partner (3)	1,189,000	125,000	2,787,000	1,063,000
Property management fees to an affiliate (4)	49,000	94,000	147,000	299,000
Origination fees to an affiliate (5)	-	62,000	-	331,000
Consulting fees to an affiliate (6)	-	-	-	921,000
Construction fees paid to an affiliate (7)	-	6,000	-	6,000
MRB redemption administrative fee to General Partner (8)	114,000	-	114,000	-

(1)

The General Partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within general and administrative expenses on the condensed consolidated statements of operations.

(2)

AFCA 2 receives administrative fees directly from the owners of properties financed by certain MRBs held by the Partnership.  These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. The disclosed amounts represent administrative fees paid during the periods specified. The administrative fees are not Partnership expenses.

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

Properties Management also provides services to eight of the properties collateralizing MRBs of the Partnership. The property management fees are paid by the owners of the respective properties, are not Partnership expenses, and are not reflected in the table above. These property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, as applicable.

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

(6)

Fees are paid to Farnam Cap related to consulting services when certain debt financing facilities are acquired by the Partnership. These fees were capitalized as deferred financing costs on the condensed consolidated balance sheets.

(7)

An affiliate of AFCA 2, Burlington Capital Construction Services, LLC, is the general contractor for certain rehabilitation services for the Jade Park MF Property. The Partnership paid approximately $6,000 for services under the contract during the three and nine months ended September 30, 2017.

(8)	AFCA 2 received a one-time administrative fee related to early redemption of the Lake Forest MRB from the property in September 2018. This administrative fee is not a Partnership expense.

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

The Partnership early adopted ASU 2018-13, “Fair Value Measurement (Topic 820),” that modified required disclosures related to fair value measurements effective September 30, 2018. The modified disclosures are incorporated in the disclosures within this note.

The following are descriptions of the valuation methodologies used for the Partnership’s assets and liabilities measured at fair value.

Investments in MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs and bond purchase commitments at September 30, 2018 and December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an estimated effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and bond purchase commitments are categorized as a Level 3 input. At September 30, 2018, the range of effective yields on the individual MRBs was 3.5% to 9.3% per annum, with a weighted average effective yield of 4.9% when weighted by the principal outstanding of MRBs as of the reporting date. At December 31, 2017, the range of effective yields on the individual MRBs and bond purchase commitments was 2.9% to 8.8% per annum.

Investments in Public Housing Capital Fund Trust Certificates

The fair value of the Partnership’s investment in PHC Certificates at September 30, 2018 and December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the PHC Certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Certificate as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs.

The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness.  The Partnership also engages a second third-party pricing service to confirm the values developed by the primary third-party pricing service. The valuation methodologies used by the third-party pricing services encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input.

Taxable MRBs

The fair value of the Partnership’s taxable MRBs at September 30, 2018 and December 31, 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable MRBs and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, subordination to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an estimated effective yield for each MRB. The taxable MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the taxable MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable MRBs is categorized as a Level 3 input. At September 30, 2018, the range of effective yields on the individual taxable MRBs was 8.3% to 9.5% per annum, with a weighted average effective yield of 9.1% when weighted by the principal outstanding of taxable MRBs as of the reporting date. At December 31, 2017, the range of effective yields on the individual taxable MRBs was 7.9% to 9.2% per annum.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2018 are summarized as follows:

	Fair Value Measurements at September 30, 2018
Description	Assets (Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$678,700,712	$-	$-	$678,700,712
Mortgage revenue bonds	63,765,212	-	-	63,765,212
Bond purchase commitments (reported within other assets)	1,046,445	-	-	1,046,445
PHC Certificates	48,741,478	-	-	48,741,478
Taxable mortgage revenue bonds (reported within other assets)	2,339,902	-	-	2,339,902
Derivative instruments (reported within other assets)	1,063,975	-	-	1,063,975
Derivative swap liability	(26,798)	-	-	(26,798)
Total Assets and Liabilities at Fair Value, net	$795,630,926	$-	$-	$795,630,926

The following tables summarize the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance July 1, 2018	$767,629,337	$994,685	$49,070,710	$2,357,952	$897,958	$820,950,642
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	36,126	-	(19,274)	-	91,679	108,531
Included in earnings (impairment of securities)	-	-	(309,958)	-	-	(309,958)
Included in other comprehensive (loss) income	(6,729,317)	51,760	-	(15,192)	-	(6,692,749)
Purchases	-	-	-	-	-	-
Settlements	(18,470,222)	-	-	(2,858)	47,540	(18,425,540)
Ending Balance September 30, 2018	$742,465,924	$1,046,445	$48,741,478	$2,339,902	$1,037,177	$795,630,926
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2018	$-	$-	$(309,958)	$-	$91,679	$(218,279)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2)	Interest rate derivatives include derivative instruments reported in other assets as well as derivative swap liabilities.

	For the Nine Months Ended September 30, 2018
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2018	$788,621,707	$3,002,540	$49,641,588	$2,422,459	$(229,631)	$843,458,663
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	108,661	-	(57,822)	-	1,088,060	1,138,899
Included in earnings (impairment of securities)	-	-	(1,141,020)	-	-	(1,141,020)
Included in other comprehensive (loss) income	(24,048,645)	(1,956,095)	525,446	(49,173)	-	(25,528,467)
Purchases	19,540,000	-	-	-	-	19,540,000
Settlements	(41,755,799)	-	(226,714)	(33,384)	178,748	(41,837,149)
Ending Balance September 30, 2018	$742,465,924	$1,046,445	$48,741,478	$2,339,902	$1,037,177	$795,630,926
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2018	$-	$-	$(1,141,020)	$-	$1,088,060	$(52,960)

(1)

Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership. The beginning balance also in includes the cumulative effect of accounting change related to the adoption of ASU 2017-08 effective January 1, 2018.

(2)	Interest rate derivatives include derivative instruments reported in other assets as well as derivative swap liabilities.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized as follows:

	Fair Value Measurements at December 31, 2017
Description	Assets (Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$710,867,447	$-	$-	$710,867,447
Mortgage revenue bonds	77,971,208	-	-	77,971,208
Bond purchase commitments (reported within other assets)	3,002,540	-	-	3,002,540
PHC Certificates	49,641,588	-	-	49,641,588
Taxable mortgage revenue bonds (reported within other assets)	2,422,459	-	-	2,422,459
Derivative instruments (reported within other assets)	597,221	-	-	597,221
Derivative swap liability	(826,852)	-	-	(826,852)
Total Assets and Liabilities at Fair Value, net	$843,675,611	$-	$-	$843,675,611

The following tables summarize the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30, 2017
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance July 1, 2017	$768,129,658	$3,165,172	$55,791,371	$3,931,471	$(761,648)	$830,256,024
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	53,117	-	(14,129)	-	(66,917)	(27,929)
Included in other comprehensive (loss) income	1,501,150	189,875	309,808	2,356	-	2,003,189
Purchases	12,471,000	-	-	-	59,217	12,530,217
Settlements	(2,841,047)	-	(1,173,302)	(4,066)	-	(4,018,415)
Ending Balance September 30, 2017	$779,313,878	$3,355,047	$54,913,748	$3,929,761	$(769,348)	$840,743,086
Total amount of losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2017	$-	$-	$-	$-	$(66,917)	$(66,917)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2)	Interest rate derivatives include derivative instruments reported in other assets as well as derivative swap liabilities.

	For the Nine Months Ended September 30, 2017
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2017	$680,211,051	$2,399,449	$57,158,068	$4,084,599	$(955,679)	$742,897,488
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	159,707	-	(45,846)	-	(369,686)	(255,825)
Included in other comprehensive (loss) income	31,731,448	955,598	(588,172)	(122,908)	-	31,975,966
Purchases	72,056,000	-	-	-	556,017	72,612,017
Settlements	(4,844,328)	-	(1,610,302)	(31,930)	-	(6,486,560)
Ending Balance September 30, 2017	$779,313,878	$3,355,047	$54,913,748	$3,929,761	$(769,348)	$840,743,086
Total amount of losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2017	$-	$-	$-	$-	$(369,686)	$(369,686)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2)	Interest rate derivatives include derivative instruments reported in other assets as well as derivative swap liabilities

Total gains and loss included in earnings for the interest rate derivatives are reported as interest expense in the condensed consolidated statements of operations.

In September 2018, the Partnership determined that the land held for development in Gardner, KS was impaired. The Partnership recorded an impairment charge of $150,000 in the third quarter of 2018, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land.

At September 30, 2018 and December 31, 2017, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are indicative of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liabilities values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS and variable-rate TOB debt financings are credit enhanced by Freddie Mac and Deutsche Bank, respectively. The table below summarizes the fair value of the financial liabilities at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$573,183,744	$578,207,938	$608,328,347	$618,412,150
Mortgages payable and other secured financing	27,681,596	27,804,110	35,540,174	35,767,924

22. Segments

The Partnership has four reportable segments - Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Other Investments.  In addition to the four reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

The Amended and Restated LP Agreement authorizes the Partnership to make investments in tax-exempt securities other than MRBs provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Amended and Restated LP Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt securities other than MRBs and other investments cannot exceed 25% of the Partnership’s total assets at the time of acquisition as required under the Amended and Restated LP Agreement.  In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.  The Partnership’s tax-exempt securities other than MRBs and other investments include PHC Certificates and Other Investments, which are reported as separate segments.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss allowance, are reported as such on the Partnership’s condensed consolidated balance sheets.  At September 30, 2018, the Partnership held 78 MRBs. The Residential Properties financed by MRBs contain a total of 10,746 rental units. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the condensed consolidated statements of operations are reported within this segment.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (Note 7) and the related debt financings.

MF Properties Segment

The MF Properties segment consists of multifamily, student housing, and senior citizen residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its ownership interest in the MF Property.  At September 30, 2018, the segment includes two MF Properties comprised of a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Other Investments Segment

The Other investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and property loans due from Vantage at Brooks, LLC and Vantage at New Braunfels, LLC (Note 10).

The following tables detail certain key financial information for the Partnership’s reportable segments for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues
Mortgage Revenue Bond Investments	$21,440,970	$11,035,530	$44,609,666	$32,683,968
MF Properties	2,285,736	3,257,174	7,099,690	10,356,311
Public Housing Capital Fund Trust	617,661	711,823	1,860,728	2,139,791
Other Investments	1,656,748	1,230,303	4,674,230	3,329,448
Total revenues	$26,001,115	$16,234,830	$58,244,314	$48,509,518

Interest expense
Mortgage Revenue Bond Investments	$5,225,938	$4,786,151	$15,008,698	$14,295,635
MF Properties	420,950	556,200	1,219,782	1,616,032
Public Housing Capital Fund Trust	338,375	371,830	557,955	1,086,094
Other Investments	-	-	-	-
Total interest expense	$5,985,263	$5,714,181	$16,786,435	$16,997,761

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-	$-
MF Properties	849,516	1,256,202	2,672,925	3,876,768
Public Housing Capital Fund Trust	-	-	-	-
Other Investments	-	-	-	-
Total depreciation expense	$849,516	$1,256,202	$2,672,925	$3,876,768

Partnership net income (loss)
Mortgage Revenue Bond Investments	$12,039,700	$2,604,989	$18,647,585	$7,426,810
MF Properties	4,228,494	(626,827)	3,770,339	3,136,765
Public Housing Capital Fund Trust	(30,672)	339,993	161,753	1,053,697
Other Investments	1,645,533	1,227,328	4,645,803	3,326,473
Partnership net income	$17,883,055	$3,545,483	$27,225,480	$14,943,745

The following table details total assets for the Partnership’s reportable segments at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Total assets
Mortgage Revenue Bond Investments	$882,106,195	$937,565,390
MF Properties	71,664,933	83,514,758
Public Housing Capital Fund Trust Certificates	49,099,991	49,918,434
Other Investments	95,948,632	55,573,834
Consolidation/eliminations	(97,602,834)	(56,804,417)
Total assets	$1,001,216,917	$1,069,767,999

23. Subsequent Events

In October 2018, the Bella Vista MRB was redeemed by the borrower at a price of approximately $6.2 million, which is equal to the Partnership’s carrying value plus accrued interest. Approximately $5.1 million of the redemption proceeds were used to pay down the principal outstanding on the M24 TEBS Financing.

In October 2018, the Partnership terminated its remaining interest rate swap with Deutsche Bank. The Partnership received approximately $7,000 upon settlement.

In October 2018, the Partnership listed the land held for development in Gardner, KS for sale (Note 8).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at September 30, 2018. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure.

Critical Accounting Policies

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

At September 30, 2018, the Partnership has four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trusts, and (4) Other Investments. In addition to the reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 22 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the first, second and third quarters of 2018 and 2017:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2018
Mortgage revenue bond redemptions	3	$17,567	$15,917	$1,062	6, 14
MF Property sold	1	13,450	7,500	1,013	8, 15
Investments in unconsolidated entities	6	18,946	N/A	N/A	9
Property loan redemptions	2	5,113	N/A	N/A	10

For the Three Months Ended June 30, 2018
Mortgage revenue bond acquisition	1	$19,540	N/A	N/A	6
Mortgage revenue bond redemptions	4	11,000	$7,710	N/A	6, 14
Investments in unconsolidated entities	4	6,764	N/A	N/A	9
Property loan redemptions	3	500	N/A	N/A	10

For the Three Months Ended March 31, 2018
Mortgage revenue bond redemptions	3	$10,447	$7,345	N/A	6, 14
Investments in unconsolidated entities	3	12,323	N/A	N/A	9

For the Three Months Ended September 30, 2017
Mortgage revenue bond acquisitions	2	$12,471	N/A	N/A	6
Mortgage revenue bond redemption	1	1,997	$1,700	N/A	6
Investment in unconsolidated entities	1	1,552	N/A	N/A	9
Property loan advance	1	36	N/A	N/A	10
Property loan redemption	1	500	N/A	N/A	10

For the Three Months Ended June 30, 2017
Land held for development sold	1	$3,000	N/A	$(5)	8
Investments in unconsolidated entities	2	1,605	N/A	N/A	9
Property loan advances	2	639	N/A	N/A	10

For the Three Months Ended March 31, 2017
Mortgage revenue bond acquisitions	6	$59,585	N/A	N/A	6
MF Property sold	1	13,750	N/A	$1,071	8
Investments in unconsolidated entities	3	9,503	N/A	N/A	9
Property loan advances	3	1,705	N/A	N/A	10
Property loan redemption	1	500	N/A	N/A	10

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivative, Series A Preferred Units, and partners; capital activity of the Partnership for first, second and third quarters of 2018 and 2017, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2018
Net repayments on unsecured LOCs	2	$21,074	No	N/A	13
Proceeds from M45 TEBS Financings	1	221,540	Yes	N/A	14
Proceeds from new Term A/B Financings with DB	4	17,380	Yes	N/A	14
Term A/B Trusts repayments related to M45 TEBS	24	208,689	Yes	N/A	14
Repayment of Term A/B Financings with DB	2	10,885	Yes	N/A	14
Interest rate swap terminated	1	-	N/A	N/A	16
Proceeds on issuance of Beneficial Unit Certificates, net of issuance costs	1	384	N/A	N/A	N/A

For the Three Months Ended June 30, 2018
Net repayment on unsecured LOCs	1	$460	No	N/A	13

For the Three Months Ended March 31, 2018
Proceeds on issuance of Beneficial Unit Certificates, net of issuance costs	1	$192	N/A	N/A	N/A

For the Three Months Ended September 30, 2017
Net borrowing on unsecured LOCs	1	$12,471	No	N/A	13
Interest rate derivative purchased	1	52	N/A	4.0%	16
Redeemable Series A preferred unit issuance	1	20,000	N/A	N/A	18

For the Three Months Ended June 30, 2017
Interest rate derivatives purchased	2	$497	N/A	1.5%	16
Refinance of Mortgages Payables	2	-	Yes	N/A	15

For the Three Months Ended March 31, 2017
Net repayments on unsecured LOCs	2	$40,000	No	N/A	13
Repayment on secured LOC	1	20,000	Yes	N/A	N/A
Proceeds from new Term A/B Financings with DB	19	106,810	Yes	N/A	14
Net repayments on refinance of Term A/B Financings with DB	4	2,245	Yes	N/A	14
Proceeds from Redeemable Series A preferred unit issuances	2	16,131	N/A	N/A	18

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A below.

Mortgage Revenue Bond Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.

The table below compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollars in 000’s):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$21,441	$11,036	$10,405	94.3%	$44,610	$32,684	$11,926	36.5%
Total interest expense	$5,226	$4,786	$440	9.2%	$15,009	$14,296	$713	5.0%
Net income	$12,040	$2,605	$9,435	362.2%	$18,648	$7,427	$11,221	151.1%

Total revenues for the three months ended September 30, 2018 increased from the same period in 2017 due to offsetting factors. The Partnership recognized an increase of approximately $1.2 million in recurring investment income from MRBs purchased during 2017 and 2018, offset by a decrease of approximately $988,000 in recurring investment income due to MRB redemptions and scheduled principal payments received during 2017 and 2018. The Partnership also recognized approximately $10.3 million of additional contingent interest, other interest income and other income related to investments in Lake Forest in the third quarter of 2018 as compared to 2017. The increase in total revenues for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to an increase of approximately $3.6 million in recurring investment income from MRBs purchased during 2017 and 2018, additional interest income of approximately $790,000, offset by a decrease of approximately $3.0 million in recurring investment income due to MRB redemptions and scheduled principal payments received during 2017 and 2018. The Partnership also recognized approximately $10.1 million of additional contingent interest, other interest income and other income related to investments in Lake Forest in the third quarter of 2018 as compared to 2017.

The increase in interest expense for the three months ended September 30, 2018 compared to the same period in 2017 is due to a $798,000 increase in expense from an increase of approximately 59 basis points in the average interest rate. The rise in the average interest rate is primarily a result of generally rising interest rates in the U.S. credit markets. The increase is partially offset by a decrease of approximately $227,000 related to fair value adjustments for interest rate derivatives. The increase in interest expense for the nine months ended September 30, 2018 as compared to the same period in 2017 is attributable to various factors. Interest expense increased by approximately $1.5 million due to an increase of approximately 37 basis points in the average interest rate. Interest expense increased by approximately $339,000 due to an increase of approximately $13.4 million in average principal outstanding. These increases are offset by a decrease in expense of approximately $1.2 million related to fair value adjustments for interest rate derivatives.

The increase in net income for the three months ended September 30, 2018 as compared to the same period in 2017 is due to the changes in total revenues and interest expense described above, an increase in salaries and restricted unit compensation expense of approximately $1.1 million, and a decrease in professional fees of approximately $665,000. The increase in net income for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to the changes in total revenues and interest expense described above, an increase in salaries and restricted unit compensation costs of approximately $934,000, a decrease in professional fees of approximately $721,000, and a decrease of approximately $596,000 in amortization of deferred financing costs.

Public Housing Capital Fund Trusts Segment

The PHC Certificates consist of custodial receipts evidencing loans made to several public housing authorities.

The table below compares operating results for the Public Housing Capital Fund Trust segment for the periods indicated (dollars in 000’s):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
PHC Trusts
Total revenues	$618	$712	$(94)	-13.2%	$1,861	$2,140	$(279)	-13.0%
Total interest expense	$338	$372	$(34)	-9.1%	$558	$1,086	$(528)	-48.6%
Net income (loss)	$(31)	$340	$(371)	-109.1%	$162	$1,054	$(892)	-84.6%

The decrease in total revenues for the three and nine months ended September 30, 2018 compared to the same periods in 2017 is the result of principal reductions of the PHC Certificates during 2017 of approximately $6.0 million.

The decrease in total interest expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017 is due to fair value adjustments for interest rate swaps that reduced expenses by approximately $48,000 and approximately $588,000, respectively.

The decreases in net income for the three and nine months ended September 30, 2018 compared to the same periods in 2017 is a due to the revenue and interest expense changes noted above and impairment charges of approximately $310,000 and approximately $1.1 million during the three and nine months ended September 30, 2018, respectively.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties. At September 30, 2018 and 2017, the Partnership and its Consolidated Subsidiaries owned two and six MF Properties, respectively, which contain a total of 859 and 1,710 rental units, respectively.

The table below compares operating results for the MF Properties segment for the periods indicated (dollars in 000’s):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
MF Properties
Total revenues	$2,286	$3,257	$(971)	-29.8%	$7,100	$10,356	$(3,256)	-31.4%
Gain on sale of real estate assets, net	$4,051	$-	$4,051	N/A	$4,051	$7,153	$(3,102)	-43.4%
Total interest expense	$421	$556	$(135)	-24.3%	$1,220	$1,616	$(396)	-24.5%
Net income (loss)	$4,228	$(627)	$4,855	774.3%	$3,770	$3,137	$633	20.2%

The decrease in total revenues for the three months ended September 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $1.1 million in total from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017. The decrease in total revenues for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $3.6 million in total from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, offset by an increase of approximately $272,000 from increased occupancy at The 50/50 (see the discussion of occupancy later in this section).

The gain on sale of real estate assets for the three and nine months ended September 30, 2018 consists a $4.1 million gain on sale of Jade Park in September 2018. The gain on sale of real estate assets for the nine months ended September 30, 2017 consists primarily of a $7.2 million gain on sale of Northern View in March 2017.

The decrease in interest expense for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 is due primarily to a decrease in the average principal outstanding of approximately $15.5 million and $15.6 million, respectively, primarily from the settlement of mortgages payable on MF Properties sold in November 2017.

The increase in net income for the three months ended September 30, 2018 as compared to the same period in 2017 is due primarily to the changes in revenues, gain on sale of real estate assets, and interest expense described above, in addition to a decrease in real estate operating and depreciation expenses related to MF Property sales in 2017 of approximately $981,000 and an increase in income tax benefit of approximately $525,000. The increase in net income for the nine months ended September 30, 2018 as compared to the same period in 2017 is due primarily to the changes in revenues, gain on sale of real estate assets, and interest expense described above, in addition to a net decrease in income tax expense of $2.9 million related to gains on sale, a decrease in real estate operating and depreciation expenses totaling approximately $3.1 million related to MF Property sales in 2017, and a decrease in amortization expense of approximately $232,000 for in-place lease amortization at Jade Park in the first quarter of 2017 that did not occur in 2018. The remaining variance is due to various decreases in real estate operating expenses.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and has issued property loans due from multifamily projects.

The table below compares operating results for the Other Investments segment for the periods indicated (dollars in 000’s):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other Investments
Total revenues	$1,657	$1,230	$427	34.7%	$4,674	$3,329	$1,345	40.4%
Net income	$1,646	$1,227	$419	34.1%	$4,646	$3,326	$1,320	39.7%

The increase in total revenues and net income for the three months ended September 30, 2018 as compared to same period in 2017 is due to an increase of approximately  $488,000 in income from additional equity contributions to unconsolidated entities in 2018 totaling approximately $38.0 million. The increase in total revenues and net income for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to an increase of approximately $553,000 in income from additional equity contributions to unconsolidated entities during 2017 totaling approximately $17.2 million and an increase of approximately $772,000 in income from additional equity contributions to unconsolidated entities during 2018 totaling approximately $38.0 million.

Discussion of the Residential Properties Securing our Mortgage Revenue Bonds and MF Properties

The following tables outline certain information regarding the Residential Properties collateralizing the Partnership’s MRBs and the MF Properties.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) at September 30, 2018. Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current at September 30, 2018.

		Number			Economic Occupancy (2)
		of Units at September 30,	Physical Occupancy (1) at September 30,		For the Nine Months Ended September 30,
Property Name	State	2018	2018	2017	2018	2017
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	88	93%	97%	97%	97%
Harden Ranch	CA	100	99%	100%	96%	98%
Harmony Court Bakersfield	CA	96	96%	97%	96%	93%
Harmony Terrace	CA	136	99%	100%	126%	133%
Las Palmas	CA	81	100%	99%	98%	95%
Montclair Apartments	CA	80	96%	100%	99%	99%
San Vicente	CA	50	100%	98%	95%	97%
Santa Fe Apartments	CA	89	97%	100%	96%	103%
Seasons at Simi Valley	CA	69	100%	100%	119%	126%
Seasons Lakewood	CA	85	98%	100%	102%	107%
Summerhill	CA	128	98%	97%	97%	97%
Sycamore Walk	CA	112	99%	98%	98%	98%
The Village at Madera	CA	75	100%	99%	97%	96%
Tyler Park Townhomes	CA	88	100%	97%	97%	97%
Westside Village Market	CA	81	100%	100%	100%	100%
Lake Forest Apartments (7)	FL	n/a	n/a	83%	n/a	86%
Ashley Square Apartments (6)	IA	n/a	n/a	97%	n/a	85%
Brookstone Apartments	IL	168	97%	100%	96%	96%
Copper Gate	IN	128	98%	96%	96%	95%
Renaissance Gateway (8)	LA	208	95%	98%	102%	106%
Live 929 Apartments	MD	572	84%	87%	85%	84%
Woodlynn Village	MN	59	100%	98%	97%	97%
Greens of Pine Glen Apartments	NC	168	96%	98%	91%	89%
Silver Moon	NM	151	97%	86%	89%	87%
Ohio Properties (4)	OH	362	98%	98%	94%	94%
Bridle Ridge Apartments	SC	152	99%	99%	97%	96%
Columbia Gardens	SC	188	95%	98%	95%	80%
Companion at Thornhill Apartments	SC	179	97%	99%	87%	87%
Cross Creek Apartments	SC	144	95%	94%	91%	94%
Palms at Premier Park	SC	240	93%	95%	89%	88%
Village at River's Edge (5)	SC	124	100%	n/a	98%	n/a
Willow Run	SC	200	94%	99%	90%	81%
Arbors of Hickory Ridge	TN	348	90%	92%	84%	82%
Avistar at Chase Hill (6)	TX	n/a	n/a	88%	n/a	70%
Avistar at the Crest	TX	200	94%	94%	76%	80%
Avistar at the Oaks	TX	156	97%	94%	85%	86%
Avistar at the Parkway	TX	236	86%	86%	78%	74%
Avistar in 09	TX	133	97%	96%	88%	85%
Avistar on the Boulevard	TX	344	94%	91%	81%	79%
Avistar on the Hills	TX	129	98%	99%	89%	87%
Bella Vista Apartments	TX	144	95%	92%	87%	92%
Bruton Apartments	TX	264	94%	84%	87%	87%
Concord at Gulfgate	TX	288	94%	95%	86%	88%
Concord at Little York	TX	276	96%	98%	89%	88%
Concord at Williamcrest	TX	288	96%	95%	90%	87%
Crossing at 1415	TX	112	90%	91%	83%	64%
Decatur Angle	TX	302	89%	91%	80%	86%
Esperanza at Palo Alto (5)	TX	322	96%	n/a	87%	n/a
Heights at 515	TX	96	97%	98%	89%	76%
Heritage Square Apartments	TX	204	88%	87%	75%	80%
Oaks at Georgetown	TX	192	92%	96%	92%	85%
Runnymede Apartments	TX	252	100%	100%	95%	96%
South Park Ranch Apartments	TX	192	99%	98%	93%	97%
Vantage at Harlingen (6)	TX	n/a	n/a	92%	n/a	74%
Vantage at Judson	TX	288	94%	96%	83%	86%
15 West Apartments	WA	120	97%	98%	96%	96%
		9,287	95%	94%	90%	88%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(4)

The Partnership has approximately $17.5 million of MRB principal secured by Crescent Village, Willow Bend and Postwoods (the Ohio Properties, collectively).  Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus, Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5)	The property relates to an executed bond purchase commitment. The property was considered stabilized when the MRB was acquired.
(6)	The MRB associated with the property was redeemed in the fourth quarter of 2017, so the number of units and occupancy are not applicable as of and for the quarter ended September 30, 2018.
(7)	The MRB associated with the property was redeemed in the third quarter of 2018, so the number of units and occupancy are not applicable as of and for the quarter ended September 30, 2018.
(8)	The physical and economic occupancy amounts are based on the latest available financial information, which is as of June 30, 2018.

Physical and economic occupancy increased slightly for the stabilized Residential Properties for 2018 as compared to 2017. The increase is due primarily to the addition of Village at Rivers Edge with higher than average occupancy and the sales of Avistar at Chase Hill, Vantage at Harlingen and Lake Forest with lower than average occupancy.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have not met the stabilization criteria (see footnote 3 below the table) at September 30, 2018. Debt service on the Partnership’s bonds for the non-consolidated non-stabilized properties was current at September 30, 2018.

		Number			Economic Occupancy (2)
		of Units at September 30,	Physical Occupancy (1) at September 30,		For the Nine Months Ended September 30,
Property Name	State	2018	2018	2017	2018	2017
Non-Consolidated Properties-Non Stabilized (3)
Courtyard Apartments	CA	108	99%	100%	99%	100%
Montecito at Williams Ranch	CA	132	97%	98%	92%	96%
Seasons San Juan Capistrano	CA	112	99%	96%	99%	98%
Vineyard Gardens (4)	CA	62	98%	n/a	102%	n/a
Rosewood Townhomes (4)	SC	100	70%	n/a	73%	n/a
South Pointe Apartments (4)	SC	256	67%	n/a	77%	n/a
Avistar at Copperfield	TX	192	95%	70%	84%	64%
Avistar at Wilcrest	TX	88	92%	53%	79%	69%
Avistar at Wood Hollow	TX	409	97%	70%	81%	71%
		1,459	90%	78%	85%	81%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Previous period occupancy numbers are not available as these are new investments after the third quarter of 2017.

Physical and economic occupancy for the non-stabilized Residential Properties increased in 2018 as compared to 2017 due to increased occupancy at Avistar at Copperfield, Avistar at Wilcrest and Avistar at Wood Hollow as these properties are nearing the completion of rehabilitation projects begun in early 2017 and are nearing stabilization. The increase is also due to the addition of Vineyard Gardens and Montecito at Williams Ranch which have higher than average occupancy for rehabilitation properties. These increases are slightly offset by the addition of South Pointe Apartments and Rosewood Townhomes that have lower than average occupancy as they are in the middle of major rehabilitation projects.

MF Properties

The MF Properties are owned by the Partnership and the Greens Hold Co. We own two MF Properties directly and the remaining MF Properties are wholly-owned by the Greens Hold Co.  The properties are encumbered by mortgage loans and other secured financing with an aggregate net principal balance of $27.7 million at September 30, 2018.  We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  All the MF Properties have met the stabilization criteria (see footnote 3 below the table) at September 30, 2018. Debt service on our mortgages payable and other secured financing was current at September 30, 2018.

		Number			Economic Occupancy (2)
		of Units at September 30,	Physical Occupancy (1) at September 30,		For the Nine Months Ended September 30,
Property Name	State	2018	2018	2017	2018	2017
MF Properties-Stabilized (3)
Suites on Paseo	CA	384	92%	89%	90%	94%
Jade Park (5)	FL	n/a	n/a	94%	n/a	78%
Eagle Village (4)	IN	n/a	n/a	93%	n/a	82%
The 50/50	NE	475	99%	97%	80%	71%
Residences of DeCordova (4)	TX	n/a	n/a	100%	n/a	93%
Residences of Weatherford (4)	TX	n/a	n/a	100%	n/a	97%
		859	96%	94%	86%	84%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	The property was sold during the fourth quarter of 2017, so unit and occupancy amounts are not applicable as of and for the nine ended September 30, 2018.
(5)	The property was sold during the third quarter of 2018, so unit and occupancy amounts are not applicable as of and for the nine ended September 30, 2018.

The physical and economic occupancy increased slightly for 2018 as compared to 2017. The increase is the net result of sales of MF Properties beginning in the fourth quarter of 2017.  The increase at The 50/50 is due to marketing and pricing changes implemented by the Partnership and the property manager for fall 2017 lease-up.

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues, other income and total expenses for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The table below compares revenues and other income for the Partnership for the periods presented:

Change in Total Revenues and Other Income (in 000’s)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues and Other Income:
Property revenues	$2,286	$3,244	$(958)	-29.5%	$7,025	$10,281	$(3,256)	-31.7%
Investment income	12,733	12,243	490	4.0%	38,361	35,887	2,474	6.9%
Contingent interest income	4,246	-	4,246	N/A	4,246	219	4,027	1838.8%
Other interest income	5,218	735	4,483	609.9%	7,020	2,047	4,973	242.9%
Other income	1,519	13	1,506	11584.6%	1,593	75	1,518	2024.0%
Gain on sale of real estate assets, net	4,051	-	4,051	N/A	4,051	7,153	(3,102)	-43.4%
Total Revenues and Other Income	$30,053	$16,235	$13,818	85.1%	$62,296	$55,662	$6,634	11.9%

Discussion of the Total Revenues and Other Income for the Three Months Ended September 30, 2018 and 2017

Property revenues.  The decrease in property revenues for the three months ended September 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $1.1 million in total from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017.

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates and other equity investments.  The increase in investment income for the three months ended September 30, 2018 as compared to the same period in 2017 is due to the following factors:

•	An increase of approximately $1.2 million in recurring investment income from approximately $121.3 million of MRBs purchased during 2017; and
•

A decrease of approximately $988,000 in recurring investment income due to MRB principal payments received and redemptions during 2017 and 2018 totaling approximately $53.0 million and $46.0 million, respectively.

Contingent interest income. The contingent interest income received for the three months ended September 30, 2018 was realized upon redemption of the Lake Forest MRB and sale of the underlying property. There was no contingent interest income for the three months ended September 30, 2017.

Other interest income. Other interest income is comprised primarily of interest income on property loans, taxable MRBs and cash equivalents. The increase in other interest income for the three months ended September 30, 2018 as compared to the same period in 2017 was primarily due to an increase of approximately $4.5 million of interest income realized on redemption of the Lake Forest property loans. The interest on the Lake Forest property loans was on nonaccrual status prior to redemption.

Other income. Other income recognized for the three months ended September 30, 2018 consists of approximately $1.5 million additional income realized upon early redemption of the Lake Forest MRB. No significant other income was generated in the three months ended September 30, 2017.

Gain on sale of real estate assets.  The gain on sale for the three months ended September 30, 2018 relates to the sale of Jade Park in September 2018. There was no gain on sale reported for the three months ended September 30, 2017.

Discussion of the Total Revenues and Other Income for the Nine Months Ended September 30, 2018 and 2017

Property revenues.  The decrease in property revenues for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $3.6 million in total from the sale of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017. This is offset by an increase of approximately $272,000 from increased occupancy at The 50/50 (see the discussion of occupancy previously provided in this section).

Investment income.   Investment income includes interest earned on MRBs, PHC Certificates and other equity investments.  The increase in investment income for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to the following factors:

•	An increase of approximately $3.6 million in recurring investment income from MRBs purchased during 2017 and 2018 totaling approximately $121.3 million and $19.5 million, respectively;
•

An increase of approximately $1.3 million of income on additional equity contributions to unconsolidated entities made during 2017 and 2018 totaling approximately $17.2 million and $38.0 million, respectively;

•	An increase of approximately $384,000 of additional interest income recognized in 2018; and
•

A decrease of approximately $2.9 million in recurring investment income due to MRB principal payments received and redemptions during 2017 and 2018 totaling approximately $53.0 million and $46.0 million, respectively.

Contingent interest income. The contingent interest income received for the nine months ended September 30, 2018 was realized upon redemption of the Lake Forest MRB and sale of the underlying property. The contingent interest income for the nine months ended September 30, 2017 was received from available excess cash at Lake Forest.

Other interest income. Other interest income is comprised primarily of interest income on property loans, taxable MRBs and cash equivalents. The increase in other interest income for the nine months ended September 30, 2018 as compared to the same period in 2017 was due to an increase of approximately $4.5 million of interest income realized on redemption of the Lake Forest property loans, and an increase of approximately $406,000 in additional interest income recognized in 2018.

Other income. Other income recognized for the nine months ended September 30, 2018 consists of approximately $1.5 million additional income realized upon early redemption of the Lake Forest MRB. No significant other income was generated in the nine months ended September 30, 2017.

Gain on sale of real estate assets.  The gain on sale for the nine months ended September 30, 2018 relates to the sale of Jade Park in September 2018. The gain reported for the nine months ended September 30, 2017 relates primarily to the sale of Northern View in March 2017.

The table below compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,607	$2,226	$(619)	-27.8%	$4,293	$6,331	$(2,038)	-32.2%
Impairment of securities	310	-	310	N/A	1,141	-	1,141	N/A
Impairment charge on real estate assets	150	-	150	N/A	150	-	150	N/A
Depreciation and amortization	865	1,259	(394)	-31.3%	2,693	4,122	(1,429)	-34.7%
Amortization of deferred financing costs	409	577	(168)	-29.1%	1,305	1,880	(575)	-30.6%
Interest expense	5,985	5,714	271	4.7%	16,786	16,998	(212)	-1.2%
General and administrative	3,653	3,198	455	14.2%	9,506	9,206	300	3.3%
Total Expenses	$12,979	$12,974	$5	0.0%	$35,874	$38,537	$(2,663)	-6.9%

Discussion of the Total Expenses for the Three Months Ended September 30, 2018 and 2017

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the three months ended September 30, 2018 as compared to the same period in 2017 is due a decrease of approximately $624,000 related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017.

Impairment of securities.  The impairment of securities for the three months ended September 30, 2018 relates to the PHC Certificates. There were no such impairment charges in the same period in 2017.

Impairment charge on real estate assets.  The impairment charge on real estate assets for the three months ended September 30, 2018 relates to the land held for development in Gardner, KS. There were no such impairment charges in the same period in 2017.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the three months ended September 30, 2018 as compared to the same period in 2017 is due to a decrease of approximately $357,000 in depreciation related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The decrease in amortization of deferred financing costs for the three months ended September 30, 2018 as compared to the same period in 2017 is attributable primarily to a decrease of approximately $115,000 in amortization expense related to the TEBS I debt financing. All deferred financing costs related to TEBS I were amortized over the original term and prior to extension of the facility in September 2017.

Interest expense. The increase in interest expense for the three months ended September 30, 2018 as compared to the same period in 2017 is attributable to the following factors:

•

An increase of approximately $881,000 due to an increase of approximately 55 basis points in the average interest rate. The rise in the average interest rate is primarily a result of generally rising interest rates in the U.S. credit markets.;

•	A decrease of approximately $335,000 due to a decrease of approximately $35.3 million in average principal outstanding; and
•	A decrease of approximately $275,000 related to fair value adjustments for interest rate derivatives and swaps.

General and administrative expenses.  The increase in general and administrative expenses for the three months ended September 30, 2018 as compared to the same period in 2017 is due to an increase of approximately $1.1 million in salaries, benefits and restricted units compensation expense related to bonuses on significant third quarter 2018 transactions, offset by a decrease of approximately $665,000 in professional fees.

Discussion of the Total Expenses for the Nine Months Ended September 30, 2018 and 2017

Real estate operating expenses.  Real estate operating expenses are associated with the MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to the following factors:

•	A decrease of approximately $1.9 million related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017; and

•	A decrease of approximately $169,000 related to rehabilitation costs incurred at Jade Park in 2017 that did not recur in 2018.

Impairment of securities.  The impairment of securities for the nine months ended September 30, 2018 relates to the PHC Certificates. There were no such impairment charges in the same period in 2017.

Impairment charge on real estate assets.  The impairment charge on real estate assets for the nine months ended September 30, 2018 relates to the land held for development in Gardner, KS. There were no such impairment charges in the same period in 2017.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to the following factors:

•

A decrease of approximately $1.2 million in depreciation related to the sales of Northern View in March 2017 and the sales of Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017; and

•	A decrease of approximately $232,000 in in-place lease amortization at Jade Park in the first quarter of 2017 that did not occur in 2018.

Amortization of deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the life of the related debt financing, mortgage payable or other secured financing. The decrease in amortization of deferred financing costs for the nine months ended September 30, 2018 as compared to the same period in 2017 is attributable to the following factors:

•	A decrease of approximately $203,000 in amortization related to a secured line of credit that matured in March 2017 and was not renewed; and
•

A decrease of approximately $346,000 in amortization related to the TEBS I debt financing. All deferred financing costs related to TEBS I were amortized over the original term and prior to extension of the facility in September 2017.

Interest expense. The decrease in interest expense for the nine months ended September 30, 2018 as compared to the same period in 2017 is attributable to the following factors:

•	An increase of approximately $1.8 million due to an increase of approximately 36 basis points in the average interest rate;
•	A decrease of approximately $255,000 due to a decrease of approximately $6.0 million in average principal outstanding; and
•	A decrease of approximately $1.8 million related to fair value adjustments for interest rate derivatives and swaps.

General and administrative expenses.  The increase in general and administrative expenses for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to a net increase of approximately $934,000 in salaries, benefits and restricted units compensation expense, offset by a decrease of approximately $721,000 in professional fees.

Discussion of the Income Tax Expense for the Three and Nine Months Ended September 30, 2018 and 2017

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in certain MF Properties. The gain on sale of the Northern View MF Property in March 2017 and normal operating income of the remaining MF Properties were subject to federal and state income taxes and the Partnership recorded income tax expense of approximately $2.1 million for the nine months ended September 30, 2017. The Greens Hold Co generated minimal taxable income for the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018. The gain on sale of the Jade Park MF Property in September 2018 did not generate taxable income as it was not owned by the Greens Hold Co.

Cash Available for Distribution (“CAD”)

The Partnership believes that CAD provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income and adds back non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provision for loan losses, impairments on MRBs, PHC Certificates, real estate assets and property loans, deferred income taxes and restricted units compensation expense, to the Partnership’s net income (loss) as computed in accordance with GAAP. The Partnership also deducts Tier 2 income (Note 3 to the Partnership’s condensed consolidated financial statements) distributable to the General Partner as defined in the Amended and Restated LP Agreement and Redeemable Series A Preferred Unit distributions and accretion.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income that is calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The table below shows the calculation of CAD (and a reconciliation of the Partnership’s GAAP net income to CAD) for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Partnership net income	$17,883,055	$3,545,483	$27,225,480	$14,943,745
Change in fair value of derivatives and interest rate derivative amortization	(91,679)	66,917	(1,088,060)	369,686
Depreciation and amortization expense	864,600	1,259,055	2,692,731	4,122,260
Impairment of securities	309,958	-	1,141,020	-
Impairment charge on real estate assets	150,000	-	150,000	-
Amortization of deferred financing costs	409,420	577,413	1,304,879	1,880,236
Restricted units compensation expense	622,227	550,390	1,372,384	1,160,123
Deferred income taxes	-	(9,000)	34,000	(374,000)
Redeemable Series A Preferred Unit distribution and accretion	(717,763)	(523,682)	(2,153,288)	(1,280,874)
Tier 2 Income distributable to the General Partner (1)	(2,074,381)	-	(2,074,381)	(1,120,625)
Bond purchase premium (discount) amortization (accretion), net of cash received	(3,513)	(26,270)	(11,419)	(76,518)
Total CAD	$17,351,924	$5,440,306	$28,593,346	$19,624,033

Weighted average number of Units outstanding, basic	59,907,123	59,811,578	59,989,585	59,904,078
Net income per Unit, basic	$0.25	$0.05	$0.38	$0.21
Total CAD per Unit, basic	$0.29	$0.09	$0.48	$0.33
Distributions per Unit	$0.125	$0.125	$0.375	$0.375

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

For the three months ended September 30, 2018, the Partnership’s Tier 2 income consisted of $4.2 million of contingent interest from Lake Forest and a $4.1 million gain on sale of the Jade Park MF Property. For the three months ended September 30, 2017, Partnership did not report any Tier 2 income.

For the nine months ended September 30, 2018, the Partnership’s Tier 2 income consisted of $4.2 million of contingent interest from Lake Forest and a $4.1 million gain on sale of the Jade Park MF Property. For the nine months ended September 30, 2017, the Partnership’ Tier 2 income consisted of a $4.3 million gain on the sale of the Northern View MF Property and $219,000 from contingent interest received from Lake Forest, offset by a loss of $22,000 on the sale of land in St. Petersburg, FL.

There was no non-recurring CAD per Unit earned by the Partnership during the three and nine months ended September 30, 2018 and 2017.

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

Other sources of cash available to the Partnership include:

•	Operating line of credit;
•	Secured and unsecured lines of credit;
•	Debt financing;
•	Mortgages payable and other secured financings;
•	Sale of Series A Preferred Units; and
•	Sale of additional BUCs.

The Partnership’s outstanding borrowings at September 30, 2018 consist of:

•	Unsecured lines of credit - $28.5 million;
•	Debt financing, net - $544.7 million; and
•	Mortgages payable and other secured financing, net - $27.7 million.

In December 2017, the Partnership initiated an “at the market offering” to sell up to $75 million of BUCs at prevailing market prices on the date of sale. The Partnership sold 38,617 BUCs under the program for net proceeds of approximately $192,000, net of issuance costs, during 2018. The “at the market offering” was terminated effective as of March 16, 2018.

In August 2018, the Partnership initiated a new “at the market offering” to sell up to $75 million of BUCs at prevailing market prices on the date of sale. The Partnership sold 67,333 BUCs under the program for net proceeds of approximately $384,000, net of issuance costs, during the three months ended September 30, 2018.

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

(i)	Payment of general, administrative, and operating expenses

The MF Properties’ primary uses of cash were for operating expenses.  We also use cash for general and administrative Partnership expenses. For additional details, see the Partnership’s condensed consolidated statement of cash flows in this Form 10-Q.

(ii)	Payment of interest and principal on unsecured and secured lines of credit

We maintain two unsecured lines of credit: an operating and a revolving line of credit. Our operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make payments of principal to reduce the outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the three and nine months ended September 30, 2018. In addition, we have fulfilled this requirement for the fourth quarter of 2018. Our $50.0 million revolving non-operating line of credit may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on this line of credit are due on the 270th day following the advance date but may be extended by making certain payments for up to an additional 270 days. In July 2018, the maturity of the two unsecured lines of credit was extended by one year to June 2020.

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

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers (the “Board”) of Burlington, which is the general partner of the Partnership’s general partner. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, initial finance costs and the MF Properties at cost. Our overall leverage ratio was approximately 62% at September 30, 2018.

Cash Flows

During the nine months ended September 30, 2018, we used $45.9 million of cash, which was the net result of $18.0 million provided by operating activities, $7.5 million provided by investing activities, and $71.4 million used in financing activities.

Cash provided by operating activities totaled $18.0 million for the nine months ended September 30, 2018, as compared to cash provided by operating activities of $13.2 million for the nine months ended September 30, 2017. The increase is primarily due to $4.6 million of additional interest income from the Lake Forest property loans recognized in the third quarter of 2018.

Cash provided by investing activities totaled $7.5 million for the nine months ended September 30, 2018, as compared to cash used in investing activities of $60.2 million for the nine months ended September 30, 2017. The change is due primarily to $52.5 million less cash used to acquire MRBs and an increase in MRB principal payments received of $41.2 million. These were offset by an increase in contributions to unconsolidated entities of $25.6 million.

Cash used in financing activities totaled $71.4 million for the nine months ended September 30, 2018, as compared to cash provided by financing activities of $57.6 million for the nine months ended September 30, 2017. The change is due to various factors. Net proceeds from debt financing and lines of credit activity were $51.5 million during 2017, as compared to a net repayment of $35.9 million during 2018. Principal payments on mortgages payable in 2018 increased $7.1 million as compared to 2017, primarily due to full repayment of the Jade Park mortgage payable in September 2018. Lastly, the Partnership received $36.1 million from issuances of Series A Preferred Units in 2017 whereas the Partnership has not issued any Series A Preferred Units in 2018.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Contractual Obligations

As discussed herein and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, the debt and mortgage obligations of the Partnership consist of scheduled principal payments on the TOB Trust and Term A/B Trust financing facilities with Deutsche Bank, the TEBS credit facilities with Freddie Mac, payments on the MF Property mortgages payable and other secured financing, payments related to operating leases, and bond purchase commitments.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the nine months ended September 30, 2018 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements that will be adopted in future periods, please see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates at September 30, 2018:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$742,466	3.5%	- 9.3%	3.9%	- 10.2%	$23,414
PHC Certificates	48,741	5.4%	- 6.0%	5.9%	- 6.6%	1,522

Geographic Risk

The properties securing the MRBs are geographically dispersed throughout the United States with significant concentrations (geographic risk) in Texas, California, and South Carolina.  The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	September 30, 2018	December 31, 2017
Texas	47%	44%
California	17%	20%
South Carolina	16%	16%

After review of the properties’ economic performance in Texas, California and South Carolina as compared to general market conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

The total costs of borrowing by investment type at September 30, 2018 were as follows:

•	The unsecured LOCs range between 5.1% and 5.4%;
•	The M24, M31, M33 and M45 TEBS facilities range between 2.8% and 3.8%;
•	The Term TOB Trusts securitized by MRBs range between 4.0% and 4.4%;
•	The Term A/B Trusts securitized by MRBs range between 4.5% and 4.5%;
•	The TOB Trusts securitized by PHC Certificates are approximately 3.8%; and
•	The mortgages payable and other secured financings range between 4.7% and 5.0%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at September 30, 2018:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of September 30, 2018
July 2014	$30,365,801	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$2
July 2014	30,365,801	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	2
July 2014	30,365,801	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	2
July 2015	27,438,175	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	4,033
July 2015	27,438,175	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	4,033
July 2015	27,438,175	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	4,033
June 2017	91,097,404	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	248,476
June 2017	82,314,524	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	803,283
Sept 2017	59,377,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	111
							$1,063,975

(1)	For additional details, see Note 21 to the Partnership's condensed consolidated financial statements.

The Partnership contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassesses its interest rate swap positions. The Partnership has determined that the interest rate swaps are intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. One of the interest rate swaps was terminated in September 2018. The following table summarizes the terms of the remaining interest rate swap at September 30, 2018:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	September 30, 2018 - Fair Value of Liability
Sept 2014	17,963,733	April 2017	April 2022	2.06%	1.46%	70% 30-day LIBOR	Deutsche Bank	$(26,798)
								$(26,798)

Interest Rates Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$29,909	$(64,169)	$(135,365)	$(199,692)	$(263,410)
TEBS Debt Financings	60,974	(133,733)	(249,296)	(390,078)	(531,210)
Other Investment Financings	49,287	(100,009)	(203,399)	(303,670)	(403,038)
Total	$140,170	$(297,911)	$(588,060)	$(893,440)	$(1,197,658)

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

As the above information incorporates only those material positions or exposures that existed as of September 30, 2018, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2017, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three and nine months ended September 30, 2018.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1

Fifth Amendment to Credit Agreement dated July 19, 2018 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2018).

10.2

Capital on DemandTM Sales Agreement dated August 1, 2018 by and between America First Multifamily Investors, L.P. and JonesTrading Institutional Services (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2018).

10.3

Sale, Contribution and Assignment Agreement dated August 8, 2018 between America First Multifamily Investors, L.P. and ATAX TEBS IV, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2018).

10.4

Subordinate Bonds Custody Agreement dated August 1, 2018 by and among U.S. Bank, National Association, as custodian for the Federal Home Loan Mortgage Corporation, America First Multifamily Investors, L.P., and ATAX TEBS IV, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2018).

10.5

Bond Exchange, Reimbursement, Pledge and Security Agreement dated August 1, 2018 between the Federal Home Loan Mortgage Corporation and ATAX TEBS IV, LLC (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2018).

10.6

Series Certificate Agreement dated August 1, 2018 between the Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2018).

10.7

Limited Support Agreement dated August 1, 2018 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2018).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: November 5, 2018	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: November 5, 2018	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer