Form 10-K
period 2018-12-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2019-02-28
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  000-24843

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	47-0810385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 Farnam Street, Suite 400, Omaha, Nebraska	68102
(Address of principal executive offices)	(Zip Code)

(402) 444-1630

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. (the “BUCs”)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non- accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was  $383,876,093

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;
•	changes in interest rates;
•	our ability to use borrowings or obtain capital to finance our assets;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban (“HUD’s”) Development’s Capital Fund Program;
•	geographic concentration within the MRB portfolio held by the Partnership;
•	appropriations risk related to the funding of federal housing programs, including HUD Section 8; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

All references to “we,” “us,” “our” and the “Partnership” in this Report mean America First Multifamily Investors, L.P. (“ATAX”), its wholly-owned subsidiaries and its consolidated variable interest entities.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report for additional details.

Item 1. Business.

The Partnership was formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which may or may not be financed by MRBs held by the Partnership, to the extent permitted under the terms of the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Amended and Restated LP Agreement”). In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties.

The Partnership’s general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has issued Series A Preferred Units that represent limited interests in the Partnership under the Amended and Restated LP Agreement. The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders.” Unitholders will incur tax liability if any interest earned on the Partnership’s MRBs is determined to be taxable, as well as from the Partnership’s taxable investments. See Item 1A, “Risk Factors” in this Report for additional details.

The Partnership has been in operation since 1998 and owns 77 MRBs with an aggregate outstanding principal amount of approximately $677.7 million as of December 31, 2018. The majority of these MRBs were issued by state and local housing authorities in order to provide construction and/or permanent financing for 63 Residential Properties containing a total of 10,650 rental units located in 13 states in the United States.  Each MRB for the Residential Properties is secured by a mortgage or deed of trust.  One MRB is secured by a mortgage on the ground, facilities, and equipment of a commercial ancillary health care facility in Tennessee. Each of the MRBs provides for “base” interest payable at a fixed rate on a periodic basis. Additionally, the MRBs may provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties. There were no outstanding MRBs with contingent interest provisions as of December 31, 2018.

Of the Partnership’s MRBs, 19 are owned directly by the Partnership. Seven MRBs are owned by ATAX TEBS I, LLC; 12 MRBs are owned by ATAX TEBS II, LLC; 7 MRBs are owned by ATAX TEBS III, LLC; and 25 MRBs are owned by ATAX TEBS IV, LLC. Each of these entities is a special purpose entity owned and controlled by the Partnership to facilitate Tax Exempt Bond Securitization (“TEBS”) Financings with Freddie Mac. Two MRBs are securitized and held by Deutsche Bank AG (“DB”) in Term Tender Option Bond (“Term TOB”) facilities. Five MRBs are securitized and held by DB in Term A/B Trust financing facilities. See Notes 2 and 14 to the Partnership’s consolidated financial statements for additional details.

The ability of the Residential Properties and the commercial property that collateralize our MRBs to make payments of base and contingent interest is a function of the net cash flow generated by these properties. Net cash flow from a multifamily, student, or senior citizen residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as the requirement that a certain percentage of the rental units be set aside for tenants who qualify as persons of low to moderate income, local or national economic conditions, and the amount of new apartment construction and interest rates on single-family mortgage loans. Net cash flow from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of the properties which collateralize the MRBs. The return we realize from our investments in MRBs depends upon the economic performance of the Residential Properties and the commercial property which collateralize these MRBs. We may be in competition with other residential rental properties and commercial properties located in the same geographic areas as the properties financed with our MRBs.

We may also make taxable property loans secured by the Residential Properties which are financed by MRBs held by us. We do this to provide financing for capital improvements at these properties or to otherwise support property operations when we determine it is in our best long-term interest.

We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the Amended and Restated LP Agreement. We also rely on an exemption from registration under the Investment Company Act of 1940, which has certain restrictions on the types and amounts of securities owned by the Partnership.

Under the Amended and Restated LP Agreement, any tax-exempt investments, other than MRBs, that are not secured by a direct or indirect interest in a property must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency.  The Partnership’s acquisition of any tax-exempt investment or other investment may not cause the aggregate book value of such investments to exceed 25% of our assets at the time of acquisition. As of December 31, 2018, the Partnership owned three tax-exempt investments consisting of Public Housing Capital Fund Trusts’ Certificates (“PHC Certificates”). The PHC Certificates had an aggregate outstanding principal amount of approximately $49.6 million as of December 31, 2018. The PHC Certificates consist of beneficial interests in three tender option bond trusts (“PHC Trusts”), which are consolidated variable interest entities of the Partnership. The PHC Certificates held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The PHC Certificates are securitized into three separate TOB financing facilities (“TOB Trusts”) with DB.

As of December 31, 2018, we owned membership interests in nine unconsolidated entities (“Vantage Properties”). Our investments in the Vantage Properties are used to construct multifamily real estate properties. We do not have controlling interests in the Vantage Properties and account for the membership interests under the equity method of accounting.  The Partnership earns a return on its membership interests accruing immediately on its contributed capital, which is guaranteed, to an extent, through the second anniversary of construction completion by an unrelated third party.  The limited membership interests entitle the Partnership to shares of certain cash flows generated by the Vantage Properties from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale.

We may acquire ownership interests in multifamily, student, and senior citizen apartment properties (“MF Properties”). As of December 31, 2018, we owned two MF Properties containing 859 rental units located in Nebraska and California. In addition, we may acquire real estate securing our MRBs or taxable property loans through foreclosure in the event of a default. Net cash flow of our MF Properties depends on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, and the amount of new apartment construction and interest rates on single-family mortgage loans, government regulation, inflation, real estate and other taxes, labor problems, and natural disasters. We operate our MF Properties until the opportunity arises to sell the properties at what we believe is their optimal fair value or to position ourselves for future investments in MRBs issued to finance these properties.

As of December 31, 2018, we had four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trust, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Note 23 to the Partnership’s consolidated financial statements for additional details.

Properties Management. As of December 31, 2018, seven of the 63 Residential Properties which collateralize the MRBs owned by us were managed by Burlington Capital Properties, LLC (“Properties Management”), an affiliate of the Partnership’s general partner, America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”). In this regard, Properties Management provides property management services for Cross Creek; Greens of Pine Glen (the “Greens Property”); Crescent Village, Willow Bend and Post Woods (collectively, the “Ohio Properties”); Rosewood Townhomes and South Point Apartments. In addition, Properties Management provides services to one of our investments in unconsolidated entities, Vantage at Stone Creek. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to us and helps assure these properties are being operated in compliance with operating restrictions imposed by the terms of the applicable bond financing and/or LIHTC. Property Management also provides management services to The 50/50 MF Property.

Business Objectives and Strategy

Our business objectives are acquiring, holding, selling and otherwise dealing with a portfolio of MRBs which have been issued to provide construction and/or permanent financing for affordable multifamily, student housing and commercial properties. The Partnership is pursuing a business strategy of acquiring additional MRBs and other investments on a leveraged basis.  The Partnership expects and believes the interest earned on these MRBs is excludable from gross income for federal income tax purposes.  The Partnership seeks to achieve its investment growth strategy by investing in additional MRBs and other investments as permitted by the Partnership’s Amended and Restated LP Agreement, taking advantage of financing structures available in the securities market, and entering into interest rate risk management instruments. We expect and believe that any contingent interest we receive will be exempt from inclusion in gross income for federal income tax purposes. There were no outstanding MRBs with contingent interest provisions as of December 31, 2018.

We are pursuing a business strategy of acquiring additional MRBs and other investments, as permitted by the Amended and Restated LP Agreement, on a leveraged basis to (i) increase the amount of interest available for distribution to our Unitholders; and (ii) reduce risk through interest rate hedging. We may finance the acquisition of additional MRBs and other investments through the reinvestment of cash flow, the issuance of additional BUCs or Series A Preferred Units, lines of credit, or securitization financing using our existing portfolio of MRBs and other investments. Our current operating policy is to use securitizations or other forms of leverage which will not exceed 75% of the total Partnership assets. The assets are defined as the carrying value of the MRBs, PHC Certificates, initial finance costs, and the MF Properties at cost.  See the discussion of financing arrangements and liquidity and capital resources in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Each of these structures permit the issuance of MRBs to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily residential project financed with MRBs that are purportedly tax-exempt must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. In each case, the balance of the rental units in the multifamily residential project may be rented at market rates (unless otherwise restricted by local housing authorities). With respect to private activity bonds issued under Section 142(d) of the Internal Revenue Code, the owner of the multifamily residential project may elect, at the time the MRBs are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). The MRBs that were secured by Residential Properties issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. State and local housing authorities may require additional rent restrictions above those required by Treasury Regulations. There are no Treasury Regulations related to the MRBs which are collateralized by the commercial property.

We expect that many of the private activity housing MRBs that we evaluate for acquisition will be issued in conjunction with the syndication of LIHTCs by the owner of the financed multifamily residential project. Additionally, to facilitate our investment strategy of acquiring additional MRBs, we may also acquire ownership positions in multifamily properties that are held in our MF Properties segment. In many cases, we expect to acquire MRBs on these MF Properties at the time of a restructuring of the MF Property’s ownership. Such restructuring may involve the syndication of LIHTCs in conjunction with property rehabilitation.

Additionally, we are also pursuing a business strategy of making equity investments in market-rate multifamily residential properties through noncontrolling membership interests in unconsolidated entities. The Partnership’s investments in unconsolidated entities are used to construct market-rate, multifamily real estate properties. The limited membership interests entitle the Partnership to shares of certain cash flows generated by the Vantage Properties from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale.

Investment Types

Mortgage Revenue Bonds. We invest in MRBs that are secured by a mortgage or deed of trust on Residential Properties and a commercial property. Each of these bonds bear interest at a fixed annual base rate. The amount of interest earned by us from our investment in MRBs is a function of the net cash flow generated by the Residential Properties and the commercial property which collateralize the MRBs. Net cash flow from a residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Net cash flow from the commercial property depends on the number of cancer patients that utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment.

Other Securities. We may invest in other types of securities that may or may not be secured by real estate, as permitted under the terms of the Amended and Restated LP Agreement. Other tax-exempt investments must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency. These tax-exempt investments and other securities may not represent more than 25% of our assets at the time of acquisition.

PHC Certificates. The PHC Certificates consist of custodial receipts evidencing loans made to numerous public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. The PHC Certificates have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The PHC Certificates rating by Standard & Poor’s were investment grade as of December 31, 2018.

Other Investments. We also have a reportable segment consisting of our ownership of ATAX Vantage Holdings, LLC, which, as of December 31, 2018, had noncontrolling investments in the Vantage Properties and had issued a property loan to Vantage at Brooks LLC.

Property Loans. We may also make taxable property loans secured by Residential Properties which are financed by MRBs that are held by us.

MF Properties. We may acquire controlling interests in multifamily, student or senior citizen residential properties. We plan to operate the MF Properties to position ourselves for a future investment in MRBs issued to finance the acquisition and/or rehabilitation of the property by a new owner or until the opportunity arises to sell the properties at what we believe is their optimal fair value.

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

In addition to MRBs, the federal government promotes affordable housing using LIHTCs for affordable multifamily rental housing. The syndication and sale of LIHTCs along with MRB financing is attractive to developers of affordable housing because it helps them raise equity and debt financing for their projects. Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. We do not invest in LIHTCs but are attracted to MRBs that are issued in association with federal LIHTC syndications because in order to be eligible for federal LIHTCs a property must either be newly constructed or substantially rehabilitated and therefore, may be less likely to become functionally obsolete in the near term than an older property. There are various requirements to be eligible for federal LIHTCs, including rent and tenant income restrictions. In general, the property owner must elect to set aside either 40% or more of the property’s residential units for occupancy by households whose income is 60% or less (adjusted for family size) of the area median gross income or 20% or more of the property’s residential units for occupancy by households whose income is 50% or less (adjusted for family size) of the area median gross income. These units remain subject to these set aside requirements for a minimum of 30 years.

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

Since 2016, the Partnership has identified, and owned, membership interests in ten Vantage Properties. These investments in the Vantage Properties are used to construct market-rate, multifamily real estate properties. The limited membership interests entitle the Partnership to shares of certain cash flows generated by the Vantage Properties from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale.

Financing Arrangements

The Partnership may finance the acquisition of additional MRBs or other investments through the reinvestment of cash flow, use of available lines of credit, with debt financing collateralized by our existing portfolio of MRBs or other investments (including the securitization of these bonds), or through the issuance of Series A Preferred Units or additional BUCs.

Debt Financing. We utilize leverage to enhance investor rates of return. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 75%. Our overall leverage ratio is calculated as total outstanding debt divided by total partnership assets using the carrying value of the MRBs, PHC Certificates, property loans, taxable MRBs, initial finance costs, and the MF Properties at cost. As of December 31, 2018, our leverage ratio was approximately 60%.

Equity Financing. We may, from time to time, issue additional BUCs in the public market. In November 2016, a Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the Securities and Exchange Commission (“SEC”) under which the Partnership may offer up to $225.0 million of additional BUCs from time to time. The Registration Statement will expire in November 2019. In December 2017, the Partnership initiated an “at the market offering” and issued 38,617 and 161,383 BUCs for net proceeds of approximately $192,000 and $806,000, net of issuance costs, during the years ended December 31, 2018 and 2017, respectively. The offering was terminated in March 2018. In August 2018, the Partnership initiated a new “at the market offering” to sell up to $75.0 million of BUCs at market prices on the date of sale. The $75 million available under the “at the market program” represented a portion of the $225 million offering of BUCs registered under the Registration Statement. The Partnership sold 310,519 BUCs under the program with proceeds, net of issuance costs, of approximately $1.8 million, during the year ended December 31, 2018. The program was terminated effective February 8, 2019.

Preferred Equity. Under the Amended and Restated LP Agreement, we are authorized to issue partnership securities, including preferred units of limited partnership interests, containing certain designations, preferences, rights, powers, and duties as determined by the General Partner.  As of December 31, 2018, we have issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units are redeemable upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder of Series A Preferred Units will have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions. The Partnership used the proceeds received to acquire MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, student housing, and commercial properties that are likely to receive consideration as “qualified investments” under the Community Reinvestment Act of 1977 (“CRA”).

Recent Investment Activities

The following table presents information regarding the investment activities of the Partnership for the years ended December 31, 2018 and 2017:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2018
Mortgage revenue bond acquisitions	3	$22,168	N/A	N/A	6
Mortgage revenue bond redemptions	4	39,761	$37,849	N/A	6, 14
Investments in unconsolidated entities	3	3,483	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	8,069	N/A	N/A	9
Property loan redemptions	2	7,857	N/A	N/A	10
Taxable mortgage revenue bond redemption	1	924	N/A	N/A	12

For the Three Months Ended September 30, 2018
Mortgage revenue bond redemptions	3	$17,567	$15,917	$1,062	6, 14
MF Property sold	1	13,450	7,500	1,001	8, 15
Investments in unconsolidated entities	6	18,946	N/A	N/A	9
Property loan redemptions	2	5,113	N/A	N/A	10

For the Three Months Ended June 30, 2018
Mortgage revenue bond acquisition	1	$19,540	N/A	N/A	6
Mortgage revenue bond redemptions	4	11,000	$7,710	N/A	6, 14
Investments in unconsolidated entities	4	6,764	N/A	N/A	9
Property loan redemptions	3	500	N/A	N/A	10

For the Three Months Ended March 31, 2018
Mortgage revenue bond redemptions	3	$10,447	$7,345	N/A	6, 14
Investments in unconsolidated entities	3	12,323	N/A	N/A	9

For the Three Months Ended December 31, 2017
Mortgage revenue bond acquisitions	7	$49,291	N/A	N/A	6
Mortgage revenue bond redemptions	5	40,391	$38,592	$732	6, 14
Mortgage revenue bond restructured	1	510	N/A	N/A	6
MF Properties sold	3	32,775	14,741	197	8, 15
Taxable mortgage revenue bond redemptions	2	1,510	N/A	N/A	12
Property loan advances	1	336	N/A	N/A	10
Property loan redemptions	4	1,667	N/A	N/A	10
Investment in unconsolidated entities	2	4,527	N/A	N/A	9

For the Three Months Ended September 30, 2017
Mortgage revenue bond acquisitions	2	$12,471	N/A	N/A	6
Mortgage revenue bond redemption	1	1,997	$1,700	N/A	6, 14
Investment in unconsolidated entities	1	1,552	N/A	N/A	9
Property loan advance	1	36	N/A	N/A	10
Property loan redemption	1	500	N/A	N/A	10

For the Three Months Ended June 30, 2017
Land held for development sold	1	$3,000	N/A	$(5)	8
Investments in unconsolidated entities	2	1,605	N/A	N/A	9
Property loan advances	2	639	N/A	N/A	10

For the Three Months Ended March 31, 2017
Mortgage revenue bond acquisitions	6	$59,585	N/A	N/A	6
MF Property sold	1	13,750	N/A	$1,071	8
Investments in unconsolidated entities	3	9,503	N/A	N/A	9
Property loan advances	3	1,705	N/A	N/A	10
Property loan redemption	1	500	N/A	N/A	10

(1)	See “Cash Available for Distribution” in Item 7 of this Report.

Recent Financing Activities

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the years ended December 31, 2018 and 2017, exclusive of retired debt amounts listed in the recent investment activities table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2018
Net borrowing on unsecured LOCs	1	$7,194	No	N/A	13
Interest rate swap terminated	1	-	N/A	N/A	16
Proceeds on issuance of BUCs, net of issuance costs	1	1,378	N/A	N/A	19

For the Three Months Ended September 30, 2018
Net repayments on unsecured LOCs	2	$21,074	No	N/A	13
Proceeds from M45 TEBS Financings	1	221,540	Yes	N/A	14
Proceeds from new Term A/B Financings with DB	4	17,380	Yes	N/A	14
Term A/B Trusts repayments related to M45 TEBS	24	208,689	Yes	N/A	14
Repayment of Term A/B Financings with DB	2	10,885	Yes	N/A	14
Interest rate swap terminated	1	-	N/A	N/A	16
Proceeds on issuance of BUCs, net of issuance costs	1	384	N/A	N/A	19

For the Three Months Ended June 30, 2018
Net repayment on unsecured LOCs	1	$460	No	N/A	13

For the Three Months Ended March 31, 2018
Proceeds on issuance of BUCs, net of issuance costs	1	$192	N/A	N/A	19

For the Three Months Ended December 31, 2017
Net borrowing on unsecured LOCs	1	$37,529	No	N/A	13
Term A/B Financing with DB	1	9,000	Yes	N/A	14
Series A Preferred Unit issuances	2	17,500	N/A	N/A	18
Proceeds on issuance of BUCs, net of issuance costs	1	806	N/A	N/A	19

For the Three Months Ended September 30, 2017
Net borrowing on unsecured LOCs	1	$12,471	No	N/A	13
Interest rate derivative purchased	1	52	N/A	4.0%	16
Series A Preferred Unit issuance	1	20,000	N/A	N/A	18

For the Three Months Ended June 30, 2017
Interest rate derivatives purchased	2	$497	N/A	1.5%	16
Refinance of Mortgages Payables	2	-	Yes	N/A	15

For the Three Months Ended March 31, 2017
Net repayments on unsecured LOCs	2	$40,000	No	N/A	13
Repayment on secured LOC	1	20,000	Yes	N/A	N/A
Proceeds from new Term A/B Financings with DB	19	106,810	Yes	N/A	14
Net repayments on refinance of Term A/B Financings with DB	4	2,245	Yes	N/A	14
Series A Preferred Unit issuances	2	16,131	N/A	N/A	18

(1)	See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Report.

Management and Employees

We are managed by our General Partner, which is controlled by its general partner, Burlington Capital LLC (“Burlington”). The Board of Managers and certain employees of Burlington act as the managers (and effectively as the directors) and executive officers of the Partnership. Certain services are provided to us by employees of Burlington and we reimburse Burlington for its allocated share of their salaries and benefits. As of December 31, 2018, the Partnership had no employees.

Competition

We compete with private investors, lending institutions, trust funds, investment partnerships, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and other entities with objectives similar to ours for the acquisition of MRBs and other investments. This competition could reduce the availability of investments to the Partnership for acquisition and reduce the interest rate that issuers pay on these investments.

Because we invest in MRBs secured by Residential Properties, an MRB secured by a commercial property, ownership interests in the MF Properties, and membership interests in unconsolidated entities, we may be in competition with other real estate in the same geographic areas. Multifamily rental properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the multifamily, student, and senior citizen residential properties financed or owned by us must offer quality apartments at competitive rental rates. To maintain occupancy rates and attract quality tenants, the Residential Properties, MF Properties and properties owned by unconsolidated entities may also offer rental concessions, such as free rent to new tenants for a stated period. These Residential Properties, MF Properties and properties owned by unconsolidated entities also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters

We believe each of the MF Properties, the Residential Properties, the commercial property, and properties owned by unconsolidated entities comply, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters. We are not aware of any environmental contamination at any of these properties that would require any material capital expenditure by the underlying properties, and therefore the Partnership, for the remediation thereof.

Tax Status

We are classified as a partnership for federal income tax purposes and accordingly, there is no provision for income taxes. The distributive share of our income, deductions and credits is included in each Unitholder’s income tax return.

We held interests in MF Properties, except for the Suites on Paseo and Jade Park, through a wholly-owned subsidiary that is a “C” corporation for income tax purposes. The subsidiary files separate federal and state income tax returns and its income is subject to federal and state income taxes.

We consolidate separate legal entities who record, and report income taxes based upon their individual legal structure which may include corporations, limited partnerships, and limited liability companies. We do not believe the consolidation of these entities for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact our tax status, amounts reported to Unitholders on Internal Revenue Service (“IRS”) Schedule K-1, our ability to distribute income to Unitholders which we believe is tax-exempt, the current level of quarterly distributions, or the tax-exempt status of the underlying MRBs.

All financial information in this Annual Report on Form 10-K is presented on the basis of Accounting Principles Generally Accepted in the United States of America, with the exception of the Non-GAAP measure disclosed in Item 7 of this Report.

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

AFCA 2 may also earn mortgage placement fees resulting from the identification and evaluation of additional investments that we acquire. Any fees related to the origination of financing facilities are paid by the property owner out of the gross proceeds of the financing. The fees, if any, will be subject to negotiation between AFCA 2, its affiliate, and such property owners.

In addition, an affiliate of AFCA 2, Farnam Capital Advisors, LLC (“FCA”), acted as an origination advisor and consultant to the borrowers when MRBs, other investments and financing facilities were acquired by the Partnership during 2017 and 2016. Any such fees were paid by the owners of the properties financed by the acquired MRBs or other investments out of their proceeds.

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

The Partnership’s initial limited partner is America First Fiduciary Corporation Number Five, a Nebraska corporation, which, in general, acts on behalf of the BUCs holders with respect to the exercise and enforcement of the rights of the BUCs holders under the Amended and Restated LP Agreement. BUCs represent assignments by the initial limited partner of its rights and obligations as a limited partner to outside third-party investors. The Series A Preferred Units of the Partnership represent limited partnership interests in the Partnership under the Amended and Restated LP Agreement.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports are filed with the SEC.  Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or from our website at www.ataxfund.com, as soon as reasonably practical after they are filed with the SEC. Access to these filings is free of charge. The information on our website is not incorporated by reference into this Report.

Item 1A. Risk Factors

Risks Related to our Business and Investments

Conditions in the tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRBs and other investments, each of which may have a material adverse effect on our results of operations and business.

Conditions in the tax credit market due to changes in the U.S. corporate tax rates have had, and may continue to have, an adverse impact on our cost of borrowings and may restrict our ability to invest in MRBs and other investments.  It is unclear when and how quickly conditions will stabilize in the tax credit markets. These conditions, as well as the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the tax credit markets has led many lenders and institutional investors to reduce, and in some cases, cease, providing funding to borrowers. Our access to debt and equity financing may be adversely affected. Changes in the U.S. tax rates, and the resulting impacts to the tax credit market, may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire MRBs and other investments and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

We engage in transactions with related parties.

The majority of the executive officers of Burlington, the named executive officers of the Partnership, and four of the Managers of Burlington hold equity positions in Burlington. A subsidiary of Burlington acts as our General Partner and manages our investments and performs administrative services for us and earns fees that are either paid by the properties financed by our MRBs or by us. The Partnership also enters into various arrangements for services provided by entities controlled by Burlington. Because of these relationships, our agreements with Burlington and its subsidiaries are considered to be related-party transactions. By their nature, related-party transactions may not be considered to have been negotiated at arm’s length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington. See Note 21 of the Partnership’s consolidated financial statements for additional details.

An increase in interest rates may make it difficult for us to finance or refinance our debt obligations and could reduce the number of investments we can acquire and cash flow from operations.

If debt is unavailable at acceptable rates, we may not be able to finance the purchase of additional investments. If we finance the acquisition of our investments, we may be unable to refinance the debt at maturity or may be being unable to refinance at acceptable terms. If we refinance our debt at higher rates of interest, interest expense will increase and our cash flows from operations will be reduced.

Our variable-rate debt financing and market value of assets may be adversely impacted by increasing interest rates.

We have financed the acquisition of certain assets using variable-rate debt financing. The interest that we pay on these financings fluctuates with specific interest rate indices. A majority of our investment assets earn income at fixed rates and the amount of interest we earn on these investments will not change with general movements in market-based interest rates. Accordingly, an increase in the applicable interest rate index used for our variable rate debt financing will cause an increase in our interest expense and will reduce our operating cash flows. Our use of derivatives is designed to mitigate some but not all of the exposure we may have to the negative impact of rising interest rates.

An increase in interest rates could also decrease the market value of assets owned by the Partnership. A decrease in the market value of assets owned by the Partnership could decrease the amount realized on the sale of our investments and would thereby decrease the amount of our cash flows. During periods of low prevailing interest rates, the interest rates we earn on new interest-bearing assets we acquire may be lower than the interest rates on our existing portfolio of interest-bearing assets.

Our MRBs, PHC Certificates, property loans and investments in unconsolidated entities are illiquid assets and their values may decrease.

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

Although our MRBs are issued by state or local housing authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each of these MRBs is backed by a non-recourse loan made to the owner of the underlying Residential Properties and commercial property. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the MRB, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property (except in cases where a property owner has provided a limited guarantee of certain payments). This makes our investments in these MRBs subject to risks usually associated with direct investments in multifamily real estate. If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our MRB on the property, a default may occur. Net cash flow and net sale proceeds from a property are applied only to debt service payments of the MRB secured by that property and are not available to satisfy debt service obligations on other MRBs that we hold. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of interest that we earn on our MRBs, and whether or not we will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying properties.

The net cash flow from the operation of a property may be affected by many things, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other similar multifamily, student, or senior citizen residential properties, mortgage rates for single-family housing, and general and local economic conditions. In most of the markets in which the properties financed by our MRBs are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants. Low mortgage interest rates and federal tax deductions for interest and real estate taxes make single-family housing more accessible to persons who may otherwise rent apartments.

The rent restrictions and occupant income limitations imposed on properties financed by our MRBs may limit the revenues of such properties.

All of the Residential Properties securing our MRBs are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal rent subsidies are not generally available on these properties, rents are limited in the LIHTC properties to 30% of the related income limitation for a designated portion of the property.  As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable MRB. This may force the property owner, when permissible, to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents. This may adversely affect the occupancy rate of a property securing an investment and the property owner’s ability to service its debt.

The repayment of our MRBs by the borrowers is principally dependent upon proceeds from the sale or refinancing of the underlying properties.

The principal of most of our MRBs does not fully amortize over their terms. This means that all or some of the balance of our MRBs will be repaid as a lump-sum “balloon” payment at the end of their term. The ability of the property owners to repay the MRBs with balloon payments is dependent upon their ability to sell the properties securing our MRBs or obtain adequate refinancing. The MRBs are not personal obligations of the property owners, and we rely solely on the values of the properties securing these MRBs for security. Similarly, if an MRB goes into default, our only recourse is to foreclose on the underlying property. If the value of the underlying property securing the MRB is less than the outstanding principal balance plus accrued interest on the MRB, we will incur a loss.

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

If we acquire ownership of Residential Properties, we will be subject to all of the risks normally associated with the ownership of multifamily real estate.

We may acquire ownership of Residential Properties financed by MRBs held by us in the event of a default on such bonds. We will be subject to all of the risks normally associated with the operation of multifamily real estate including declines in property values, occupancy and rental rates, increases in operating expenses, and the ability to refinance if needed. We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse effect on our financial results, the property’s cash flows and our ability to sell the properties.

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations in certain states.

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations in certain states. Such concentrations expose us to potentially negative effects of local or regional economic downturns, which could prevent us from collecting principal and interest on our MRBs.

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

If a property is not completed or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the MRB financing such property or otherwise result in a default under the mortgage loan that secures our MRB on the property. In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our MRB and we may suffer a loss of capital as a result. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable property loan. Any return on this additional investment would be taxable. Also, if we foreclose on a property, we will no longer receive interest on the bond issued to finance the property. The overall return to us from our investment in such property is likely to be less than if the construction had been completed on time or within budget.

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

Our Investments in Unconsolidated Entities represent equity investments in limited liability companies created to develop, construct and operate multifamily properties. We are entitled to certain distributions under the terms of the investees’ governing documents based on the availability of cash to pay such distributions. The only sources of cash flows for such distributions are either the net cash flows from the operation of the property, the cash proceeds from a sale of the property, or through the permanent financing in the form of an MRB. The net cash flow from the operation of a property may be affected by many factors, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily properties and general and local economic conditions. Sale proceeds are primarily dependent, among other things, on the value of a property to a prospective buyer at the time of its sale. If there are no net cash flows from operations or insufficient proceeds from a sale or a refinancing event, we are unlikely to receive distributions from our investees and we may be unable to recover our investments in these entities.

There is a risk associated with a third-party developer that has provided guarantees of our returns on Investments in Unconsolidated Entities.

One developer has provided a guarantee of returns on our Investments in Unconsolidated Entities through the second anniversary of construction completion of the underlying multifamily property.  The guarantees remain through the two-year anniversary of construction completion of each multifamily property up to a maximum amount for each investment. If the underlying multifamily properties do not generate sufficient cash proceeds, either through net cash flows from operations or upon a sale event or through the permanent financing in the form of an MRB, then we are entitled to enforce the guarantee against the developer. If the developer is unable to perform on the guarantee, we may be prevented from realizing our returns earned on our Investments in Unconsolidated Entities through the second anniversary of construction completion, which may result in the recognition of losses.

There are risks associated with our ownership interests in MF Properties.

The financial performance of our investments in MF Properties depends on the rental and occupancy rates of the properties and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, and the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of the properties. We may be considered to be in competition with other residential rental properties located in the same geographic areas as the properties financed with our MRBs.

There is additional credit risk when we make a taxable loan on a Residential Property.

The taxable property loans that we make to owners of the Residential Properties that secure MRBs held by us are non-recourse obligations of the property owner. As a result, the primary source of principal and interest payments on these taxable property loans is the net cash flow generated by these properties or the net proceeds from the sale or refinance of these properties. The net cash flow from the operation of a property may be impacted by many factors as previously discussed. In addition, any payment of principal and interest is subordinate to payment of all principal and interest (including contingent interest) on the MRB secured by the property. As a result, there is a greater risk of default on the taxable property loans than on the associated MRBs. If a property is unable pay current debt service obligations on the taxable property loan, a default may occur. Taxable property loans are not secured by the underlying properties and we do not expect to pursue foreclosure or other remedies against a property upon default of a taxable property loan if the property is not in default on its MRB financing.

Certain Residential Properties funded by our MRBs, as well as certain MF Properties and Investments in Unconsolidated Entities, are not completely insured against damages from hurricanes and other major storms.

If a property underlying an investment was to be damaged by a hurricane or a major storm, the amount of uninsured losses could be significant, and the property owner may not have the resources to fully rebuild the property. In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time. If a property owner does not carry rental interruption insurance, the loss of rental income would reduce the cash flow available to pay principal and interest on MRBs collateralized by these properties. This loss of rental income would also reduce the ability of MF Properties and Investments in Unconsolidated Entities to pay us distributions.  In addition, the property owner could also lose their LIHTCs if the property was not repaired.

The properties securing our MRBs, MF Properties and Investments in Unconsolidated Entities may be subject to liability for environmental contamination which could increase the risk of default on such MRBs or loss of our investment.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator of real property knew of, or was responsible for, the release of such hazardous substances. We cannot assure you that the properties that secure our MRBs, MF Properties and Investments in Unconsolidated Entities will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the MRB secured by the property or otherwise result in a loss of our investment in the property.

Risks Related to Debt Financings and Derivative Instruments

There are risks associated with debt financing programs that involve securitization of our MRBs and PHC Certificates.

We obtain debt financing through various securitization programs related to our MRBs and PHC Certificates. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors while we retain the residual interest. The trust administrator receives all the interest payments from the underlying MRBs and PHC Certificates and distributes proceeds to holders of the various security interests. The senior securities are paid contractual principal and interest at a variable or fixed rate, depending on the terms of the security. As the holder of the residual interest, we are entitled to any remaining principal and interest after payment of all trust-related fees (i.e. trustee fees, remarketing agent fees, liquidity provider fees, etc.). Specific risks generally associated with these asset securitization programs include the following:

Changes in interest rates can adversely affect the cost of the asset securitization financing.

The interest rates payable on certain securities reset periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index usually tied to interest rates on short-term instruments. In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may require an increase to the interest rate paid on the senior securities in order to successfully remarket these securities. Any increase in the interest rate payable on the senior securities will result in more of the underlying interest being used to pay interest on the senior securities leaving less interest available to us. Higher short-term interest rates will reduce, and could even eliminate, our return on a residual interest in this type of financing.

Payments on our residual interests are subordinate to payments on the senior securities and to payment of all trust-related fees.

Our residual interests are subordinate to the senior securities and payment of all trust-related fees. As a result, none of the interest received by such a trust will be paid to us as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and other trust expenses satisfied. As the holder of residual interests in these trusts, we can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual interests. No third party guarantees the payment of any amount on our residual interests.

Termination of an asset securitization financing can occur for many reasons which could result in the liquidation of the securitized assets and result in additional losses.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for many different reasons relating to problems with the assets or problems with the trust itself. Problems with the assets that could cause the trust to collapse include payment or other defaults or a determination that the interest on the assets is taxable. Problems with a trust include a downgrade in the investment rating of the senior securities that it has issued, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain credit or liquidity for the trust. In each of these cases, the trust will be collapsed and the MRBs and other collateral held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities plus accrued interest and the other trust expenses then we will be required, through our guarantee of the trusts, to fund any such shortfall. The Partnership, as holder of the residual interest in the trust, may lose our investment in the residual interest and realize additional losses to fully repay senior trust obligations.

An insolvency or receivership of the program sponsor could impair our ability to recover the assets and other collateral pledged by it in connection with a bond securitization financing.

In the event the sponsor of an asset securitization financing program becomes insolvent, it could be placed in receivership. In that situation, it is possible that we would not be able to recover the investment assets or other collateral pledged in connection with the securitization financing or that we will not receive all payments due on the residual interests.

A reduction in the rating of PHC Certificates below investment grade would result in the liquidation of the investment in the related TOB Trusts.

Our investment in PHC Certificates is made pursuant to the provision of our Amended and Restated LP Agreement that allows investments in securities that are not MRBs backed by multifamily housing projects provided that these alternative securities are rated investment grade in one of the four highest rating categories by at least one nationally recognized securities rating agency and provide what we expect and believe to be tax-exempt income. In the event the investment rating of any of the PHC Certificates held by a PHC TOB Trust was reduced to less than investment grade, the trustee of the TOB Trust has no obligation to divest of that securitized asset. Accordingly, we would be required to liquidate our residual participating interests (referred to herein as “LIFERS”) in that TOB Trust or liquidate the TOB Trust entirely. The TOB Trusts have no obligation to purchase the LIFERS and there is no established trading market for the LIFERS. Likewise, if we liquidate the TOB Trust, any downgrade in the investment rating of the PHC Certificates will likely decrease the value of the investment. The Partnership may not be able to divest its position in these LIFERS or terminate the TOB Trusts without incurring a material loss.

We are subject to various risks associated with our derivative agreements.

We purchase derivative instruments to mitigate some, but not all, of our exposure to rising interest rates. There is no assurance these instruments will fully insulate us from any adverse financial consequences resulting from rising interest rates. In addition, our risks from derivative instruments include the following:

•	The costs to purchase our derivative instruments may not be recovered over the term of the derivative.
•	The counterparty may be unable to perform its obligations to us under the instrument.
•	If a liquid secondary market does not exist for these instruments, we may be required to maintain a derivative position until exercise or expiration, which could result in losses to us.

We are required to record the fair value of our derivative instruments on our financial statements with changes recorded in current earnings. This can result in significant period to period volatility in our reported net income over the term of these instruments.

Risks Related to Ownership of Beneficial Unit Certificates and Series A Preferred Units

Cash distributions from us may change at the discretion of the Partnership’s general partner.

The amount of the cash per BUC distributed by the Partnership may increase or decrease at the determination of the Partnership’s general partner based on its assessment of the amount of cash available to us for this purpose, as well as other factors it deems to be relevant. We may supplement our cash available for distribution with unrestricted cash and unless we can increase our cash receipts through completion of our current investment plans, we may need to reduce the level of cash distributions per BUC from the current level. In addition, there is no assurance that we will be able to maintain our current level of annual cash distributions per BUC even if we complete our current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our BUCs.

Any future issuances of additional BUCs could cause their market value to decline.

We may issue additional BUCs from time to time to raise additional equity capital. The issuance of additional BUCs will cause dilution of the existing BUCs and may cause a decrease in the market price of the BUCs.

Holders of Series A Preferred Units have extremely limited voting rights.

The voting rights of a holder of Series A Preferred Units is extremely limited.  Our BUCs are the only class of our partnership interests carrying full voting rights.

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

Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount.  A purchaser of Series A Preferred Units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of Series A Preferred Units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our Amended and Restated LP Agreement.

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

Each holder of Series A Preferred Units is a limited partner of the Partnership, not just of the investments in its Designated Target Region(s).  The financial returns on an investor’s investment will be determined based on the performance of all the assets in the Partnership’s geographically diverse portfolio, not just by the performance of the assets in the Designated Target Region(s) selected by the investor.

In determining whether a particular investment is qualified, the General Partner will assess whether the investment has as its primary purpose community development.  The General Partner will consider whether the investment: (1) provides affordable housing for low- to moderate-income individuals; (2) provides community services targeted to low- to moderate-income individuals; (3) funds activities that (a) finance businesses or farms that meet the size eligibility standards of the Small Business Administration’s Development Company or Small Business Investment Company programs or have annual revenues of $1 million or less and (b) promote economic development; or (4) funds activities that revitalize or stabilize low- to moderate-income areas.  For institutions whose primary regulator is the Federal Reserve Board (“FRB), Office of the Comptroller of the Currency (“OCC”), or Federal Deposit Insurance Corporation (“FDIC”), the General Partner may also consider whether an investment revitalizes or stabilizes a designated disaster area, or an area designated by those agencies as a distressed or underserved non-metropolitan middle-income area.

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

The investment in the Series A Preferred Units is not a deposit or obligation of, or insured or guaranteed by, any entity or person, including the U.S. Government and the FDIC.  The value of the Partnership’s assets will vary, reflecting changes in market conditions, interest rates, and other political and economic factors.  There is no assurance that the Partnership can achieve its investment objective, since all investments are inherently subject to market risk.  There also can be no assurance that either the Partnership’s investments or Series A Preferred Units of the Partnership will receive investment test credit under the CRA.

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

For an institution to receive CRA credit with respect to an investment in the Series A Preferred Units, the Partnership must hold CRA-qualifying investments that relate to the institution’s delineated CRA assessment area.  The Partnership expects that an investment in its Series A Preferred Units will be considered a qualified investment under the CRA, but neither the Partnership nor the General Partner has received an interpretative letter from the Federal Financial Institutions Examination Council (“FFIEC”) stating that an investment in the Partnership is considered eligible for regulatory credit under the CRA.  Moreover, there is no guarantee that future changes to the CRA or future interpretations by the FFIEC will not affect the continuing eligibility of the Partnership’s investments.  So that the Partnership itself may be considered a qualified investment, the Partnership will seek to invest only in investments that meet the prevailing community investing standards put forth by U.S. regulatory agencies.

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

One of the factors that will influence the value of the Series A Preferred Units will be the distribution rate on the Series A Preferred Units (as a percentage of the price of the units) relative to market interest rates.  An increase in market interest rates, which continue to remain at low levels relative to historical rates even with the FRB’s recent interest rate increases, may lower the value of the Series A Preferred Units and also would likely increase the Partnership’s borrowing costs.

Risks Related to Income Taxes

Not all the income received by us is exempt from taxation.

Income from our property loans, MF Properties, Investments in Unconsolidated Entities and taxable MRBs and related gains or losses on sale are subject to federal and state income taxes. Furthermore, income and gains generated by assets within a wholly-owned subsidiary (the “Greens Hold Co”) and its subsidiaries are subject to federal, state and local incomes as the Greens Hold Co is a “C” corporation for income tax purposes.

To the extent we generate taxable income, Unitholders will be subject to income taxes on this income, whether or not they receive cash distributions.

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

In each MRB transaction, the governmental issuer, as well as the underlying borrower, has covenanted and agreed to comply with all applicable legal and regulatory requirements necessary to establish and maintain the tax-exempt status of interest earned on the MRBs. Failure to comply with such requirements may cause interest on the related issue of bonds to be includable in gross income for federal income tax purposes retroactive to the date of issuance, regardless of when such noncompliance occurs. Should the interest income on an MRB be deemed to be taxable, the bond documents include a variety of rights and remedies that we have concluded would help mitigate the economic impact of taxation of the interest income on the affected bonds. Under such circumstances, we would enforce all of such rights and remedies as set forth in the related bond documents as well as any other rights and remedies available under applicable law. In addition, in the event the tax-exemption of interest income on any MRB is challenged by the IRS, we would participate in the tax and legal proceedings to contest any such challenge and would, under appropriate circumstances, appeal any adverse final determinations. The loss of tax-exemption for any particular issue of bonds would not, in and of itself, result in the loss of tax-exemption for any unrelated issue of bonds. However, the loss of such tax-exemption could result in the distribution to our Unitholders of taxable income relating to such bonds.

Certain of our MRBs bear interest at rates which may have included contingent interest. Payment of the contingent interest depends on the amount of net cash flow generated by the property, net proceeds realized from the refinancing or sale of the property securing the bond. Due to this contingent interest feature, an issue may arise as to whether the relationship between the property owner and the Partnership is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the property owner. If the IRS were to determine that these MRBs represented an equity investment in the underlying property, the interest paid to us could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.

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

If we are determined to be an association taxable as a corporation, it will have adverse economic consequences for us and our Unitholders.

We have determined to be treated as a partnership for federal income tax purposes. The purpose of this determination is to eliminate federal and state income tax liability for us and allow us to pass through our interest income which we expect and believe to be tax-exempt to our Unitholders so that they are not subject to federal income tax on this income. If our treatment as a partnership for tax purposes is successfully challenged, we would be classified as an association taxable as a corporation. This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by us to Unitholders being treated as taxable dividend income to the extent of our earnings and profits. The payment of these dividends would not be deductible by us. The listing of our BUCs for trading on the NASDAQ causes us to be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held to produce interest or dividends, and certain other items. We expect and believe that substantially all of our gross income will continue to be tax-exempt interest income on our MRBs, but there can be no assurance that will be the case. While we believe that all of this interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income. In such a case, if more than ten percent of our annual gross income in any year is not qualifying income, we will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

Risks Related to Governmental, Regulatory and Other Matters

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

Any downgrade, or anticipated downgrade, of U.S. sovereign credit ratings or the credit ratings of the U.S. Government-sponsored entities (GSEs) by the various credit rating agencies may materially adversely affect our business.

Our TEBS financing facilities are an integral part of our business strategy and those financings are dependent upon an investment grade rating of Freddie Mac. If Freddie Mac were downgraded to below investment grade, it would have a negative effect on our ability to finance our MRB portfolio on a longer-term basis and could negatively impact our cash flows from operations and our ability to continue distributions at current levels.

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

We have acquired residual interests (LIFERS) in three PHC TOB Trusts, which, in turn, hold PHC Certificates that have been issued by three PHC Trusts which hold custodial receipts evidencing loans made to numerous public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities solely out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. Annual appropriations for the Capital Fund Program must be determined by Congress each year, and there is no assurance that Congress will continue to make such appropriations at current levels or at all. If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates. The failure of public housing authorities to pay principal and interest on these loans will reduce or eliminate the payments received by us from the PHC TOB Trusts.

We are increasingly dependent on information technology, and potential disruption, cyber-attacks, security problems, and expanding social media vehicles present new risks.

We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to business disruptions or damage resulting from security breaches. If any of our information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our revenues, financial condition, and results of operations may be materially and adversely affected. We could also experience delays in reporting our financial results. In addition, we may be negatively impacted by business interruption, litigation, and reputational damages from leakage of confidential information or from systems conversions when, and if, they occur in the normal course of business.

The inappropriate use of certain media could cause brand damage or information leakage. Negative posts or comments about the Partnership on any social networking web site could seriously damage its reputation. In addition, the disclosure of non-public information through external media channels could have a negative impact to the Partnership. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to our reputation could negatively impact our financial condition, results of operations, and the market price of our BUCs.

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

It is not known what changes, if any, may be made to the CRA in the future and what impact these changes could have on regulators or the various states that have their own versions of the CRA.  Changes in the CRA might affect Partnership operations and might pose a risk to the successful realization of the Partnership’s investment objectives. Repeal of the CRA would significantly reduce the attractiveness of an investment in the Partnership’s Series A Preferred Units for regulated investors.  There is no guarantee that an investor will receive CRA credit for its investment in the Series A Preferred Units.

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

As of December 31, 2018, the Partnership owned the Suite on Paseo and The 50/50 MF Properties and certain land held for development. The Partnership’s Real Estate Assets are reported within the MF Properties segment and are summarized as follows:

Real Estate Assets as of December 31, 2018
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,195,468	$38,961,163	$42,156,631
The 50/50 MF Property	Lincoln, NE	475	-	32,935,907	32,935,907
Land held for development	(1)	(1)	1,776,197	-	1,776,197
					$76,868,735
Less accumulated depreciation					(12,272,387)
Total real estate assets					$64,596,348

(1)	Land held for development consists of parcels of land in Johnson County, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Item 3.  Legal Proceedings.

The Partnership is periodically involved in ordinary and routine litigation incidental to its business, including foreclosure actions relating to properties securing MRBs held by the Partnership. In our judgment, there are no material pending legal proceedings to which the Partnership is a party or to which any of the properties which collateralize the Partnership’s MRBs are subject, in which a resolution is expected to have a material adverse effect on the Partnership’s consolidated results of operations, cash flows, or financial condition.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Partnership’s BUCs trade on the NASDAQ Global Select Market under the trading symbol “ATAX.”

Stockholder Information

As of December 31, 2018, we had 60,426,177 BUCs outstanding held by a total of approximately 12,000 holders of record. In addition, the Partnership also has outstanding unvested restricted unit awards (“RUA” or “RUAs”) for 265,290 BUCs held by ten individuals as of December 31, 2018.

Distributions

Future distributions paid by the Partnership on the BUCs will be at the discretion of its General Partner and will be based upon financial, capital, and cash flow considerations. In addition, the holders of Series A Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the General Partner, out of funds legally available therefor, in accordance with the terms and in the amount set forth in the Amended and Restated LP Agreement. Distributions on the BUCs rank junior to distributions on the Series A Preferred Units, and, therefore, such distributions may be considered to be limited under certain circumstances.  See Note 18 to the Partnership’s consolidated financial statements for a further description of the Series A Preferred Units. The Partnership currently expects to continue to pay distributions on its Series A Preferred Units and BUCs in the future.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2018:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	265,290	$-	2,276,442	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	265,290	$-	2,276,442

(1) Represents the BUCs which remain available for future issuance under the America First Multifamily Investors, L. P. 2015 Equity Incentive Plan

Unregistered Sale of Equity Securities

The Partnership did not sell any BUCs in 2018, 2017, or 2016 that were not registered under the Securities Act of 1933, as amended.  The Partnership sold 5,363,100 and 4,086,900 Series A Preferred Units for gross proceeds of approximately $53.6 million and $40.9 million during 2017 and 2016, respectively. There were no sales of Series A Preferred Units in 2018. The Partnership used the proceeds to acquire MRBs and other allowable investments provided for in the Amended and Restated LP Agreement.

The Partnership did not repurchase any outstanding BUCs during the fourth quarter of 2018.

Item 6.  Selected Financial Data.

Set forth below is selected consolidated financial data for the Partnership, its subsidiaries, and its consolidated variable interest entities (“VIEs”) as of and for the years ended December 31, 2018 through 2014.  Item 6 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and the Partnership’s consolidated financial statements and notes filed in Item 8 of this Report.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Summary Information:
Mortgage revenue bonds, at fair value	$86,894,562	$77,971,208	$90,016,872	$47,366,656	$70,601,045
Mortgage revenue bonds held in trust, at fair value	$645,258,873	$710,867,447	$590,194,179	$536,316,481	$378,423,092
Public housing capital fund trusts, at fair value	$48,672,086	$49,641,588	$57,158,068	$60,707,290	$61,263,123
Real estate assets, net	$64,596,348	$76,692,192	$114,226,600	$141,017,390	$110,351,512
Investments in unconsolidated entities	$76,534,306	$39,608,927	$19,470,006	$-	$-
Total assets	$982,713,246	$1,069,767,999	$944,113,674	$867,110,483	$739,823,986
Total debt, net	$568,777,140	$643,868,521	$606,579,212	$538,241,290	$417,651,603
Redeemable Series A Preferred Units, net	$94,350,376	$94,314,326	$40,788,034	$-	$-

Consolidated Statements of Operations Summary Information:
Total revenues	$81,355,576	$70,381,545	$58,978,750	$59,953,291	$41,941,023
Total expenses	(48,092,660)	(51,452,851)	(44,316,480)	(41,667,575)	(30,666,380)
Gains and losses on sales	6,955,516	17,753,303	14,080,414	4,599,109	3,701,772
Income tax benefit (expense)	921,097	(6,019,146)	(4,959,000)	-	-
Income from continuing operations	41,139,529	30,662,851	23,783,684	22,884,825	14,976,415
Income from discontinued operations	-	-	-	3,721,397	52,773
Net income	41,139,529	30,662,851	23,783,684	26,606,222	15,029,188
Less: net (loss) income attributable to noncontrolling interest	-	71,653	(823)	(2,801)	(4,673)
Partnership net income	41,139,529	30,591,198	23,784,507	26,609,023	15,033,861
Redeemable Series A Preferred Unit distribution and accretion	(2,871,050)	(1,982,538)	(583,407)	-	-
Net income available to Partners	38,268,479	28,608,660	23,201,100	26,609,023	15,033,861
Less: General Partnersʼ interest in net income	2,285,943	2,140,074	2,992,106	2,474,274	1,056,316
Less: Unallocated gain (loss) of Consolidated Property VIEs	-	-	-	3,721,397	(635,560)
BUC holdersʼ interest in net income	$35,982,536	$26,468,586	$20,208,994	$20,413,352	$14,613,105
Income from continuing operations	$0.60	$0.44	$0.34	$0.34	$0.25
Income from discontinued operations	-	-	-	-	-
BUC holdersʼ interest in net income per BUC (basic and diluted)	$0.60	$0.44	$0.34	$0.34	$0.25
Distributions declared, per BUC	$0.50	$0.50	$0.50	$0.50	$0.50
Weighted average number of BUCs outstanding, basic	60,028,120	59,895,229	60,182,264	60,252,928	59,431,010
Weighted average number of BUCs outstanding, diluted	60,028,120	59,895,229	60,182,264	60,252,928	59,431,010

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P., its consolidated subsidiaries, and consolidated variable interest entities (“VIEs”) as of December 31, 2018.

Executive Summary

We were formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”), and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. We may also invest in other types of securities and investments that may or may not be secured by real estate to the extent allowed by the Partnership’s Amended and Restated LP Agreement.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly-owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s consolidated financial statements for additional details.

As of December 31, 2018, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Public Housing Capital Fund Trust, (3) MF Properties, and (4) Other Investments. In the first quarter of 2016, the Partnership sold its remaining three mortgage-backed securities (“MBS Securities”) and eliminated the MBS Securities Investment reportable segment. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 23 to the Partnership’s consolidated financial statements for additional details.

Mortgage Revenue Bond Investments Segment

As of December 31, 2018, we owned 77 MRBs with an aggregate outstanding principal amount of $677.7 million.  The majority of these bonds were issued by various state and local housing authorities to provide construction and/or permanent financing for 63 Residential Properties containing a total of 10,650 rental units located in 13 states in the United States.  Each MRB related to a Residential Property is secured by a mortgage or deed of trust.  One MRB is secured by a mortgage on the ground, facilities, and equipment of a commercial ancillary health care facility in Tennessee.

As of December 31, 2017, we owned 87 MRBs with an aggregate outstanding principal amount of $719.8 million.  The majority of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 63 Residential Properties containing a total of 10,666 rental units located in 14 states in the United States.  Each MRB related to a Residential Property is secured by a mortgage or deed of trust.  One MRB is secured by ground, facility, and equipment of a commercial ancillary health care facility in Tennessee.

The following table compares total revenues, interest expense and net income for the Mortgage Revenue Bond Investments segment for the periods indicated (amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$57,625	$49,100	$8,525	17.4%	$49,100	$36,673	$12,427	33.9%
Interest expense	$20,688	$18,705	$1,983	10.6%	$18,705	$11,905	$6,800	57.1%
Net income	$22,048	$15,439	$6,609	42.8%	$15,439	$11,756	$3,683	31.3%

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues. The net of interest income from interest-earning assets and interest expense for interest-bearing liabilities is the segment’s net interest income. The average balances are based primarily on monthly averages during the respective periods. All amounts are in thousands.

	For the Years Ended December 31,
	2018				2017				2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$701,585	$43,517	6.2%		$695,176	$42,171	6.1%		$542,320	$33,268	6.1%
Property loans	11,874	5,170	43.5%	(1)	15,404	2,409	15.6%	(2)	15,944	641	4.0%
Other investments	2,676	651	24.3%	(3)	3,959	548	13.8%	(4)	4,308	397	9.2%
Total interest-earning assets	$716,135	$49,338	6.9%		$714,539	$45,128	6.3%		$562,572	$34,306	6.1%
Contingent interest income		4,246				3,147				2,021
Early MRB redemption income		3,768				624				-
Non-investment income		273				201				346
Total revenues		$57,625				$49,100				$36,673

Interest-bearing liabilities:
Unsecured & secured lines of credit	$41,052	$2,059	5.0%		$16,445	$539	3.3%		$24,295	$874	3.6%
Fixed TEBS financing	85,131	3,631	4.3%		-	-	N/A		-	-	N/A
Variable TEBS financing	189,011	5,772	3.1%		231,207	5,613	2.4%		238,893	4,848	2.0%
Fixed Term A/B & TOB financing	236,085	9,329	4.0%		309,201	12,211	3.9%		166,345	6,128	3.7%
Derivative fair value adjustments	N/A	(103)	N/A		N/A	342	N/A		N/A	55	N/A
Total interest-bearing liabilities	$551,279	$20,688	3.8%		$556,853	$18,705	3.4%		$429,533	$11,905	2.8%
Net interest income		$28,650	4.0%			$26,423	3.7%			$22,401	4.0%
(1)

Interest income includes approximately $4.6 million of other interest income from Lake Forest property loans. The property loans were in non-accrual status prior to the sale of the Lake Forest property in September 2018.

(2)

Interest income includes approximately $1.7 million of other interest income from Ashley Square property loans. The property loans were in non-accrual status prior to the sale of the Ashley Square property in November 2017.

(3)	Interest income includes approximately $354,000 of other interest income that is non-recurring.
(4)	Interest income includes approximately $204,000 of other interest income that is non-recurring.

The following table summarizes the change in interest income and interest expense between periods and the extent to which that variance is attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the assets and liabilities. All amounts are in thousands.

	2018 vs. 2017				2017 vs. 2016
	Total Change	Volume $ Change		Rate $ Change	Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$1,346	$389		$957	$8,903	$9,377		$(474)
Property loans	2,761	(158)		2,919	1,768	(22)		1,790
Other investments	103	(178)		281	151	(32)		183
Total interest-earning assets	$4,210	$53		$4,157	$10,822	$9,323		$1,499

Interest-bearing liabilities:
Unsecured & secured lines of credit	$1,520	$807		$713	$(335)	$(282)		$(53)
Fixed TEBS financing (1)	3,631	3,631		-	-	-		-
Variable TEBS financing	159	(1,024)		1,183	765	(156)		921
Fixed Term A/B & TOB financing	(2,882)	(2,888)	(1)	6	6,083	5,263	(2)	820
Derivative fair value adjustments	(445)	N/A		(445)	287	N/A		287
Total interest-bearing liabilities	$1,983	$526		$1,457	$6,800	$4,825		$1,975
Net interest income	$2,227	$(473)		$2,700	$4,022	$4,498		$(476)

(1)

The fixed-rate M45 TEBS Financing closed in August 2018 through the securitization of 25 MRBs. Of the 25 MRBs included in the financing, 24 MRBs were in Term A/B Trusts that were collapsed prior to the closing of the M45 TEBS Financing.

(2)	The Partnership closed 19 new Term A/B Trust Financings during 2017 secured by various MRBs.

Comparison of the years ended December 31, 2018 and 2017

The net increase in total revenues between 2018 and 2017 is detailed in the tables above. Further discussion of specific changes is as follows:

•

An increase of approximately $1.1 million in contingent interest. We realized additional contingent interest of approximately $4.0 million related to the Lake Forest MRB in 2018 as compared to 2017. This increase was offset by contingent interest of approximately $2.9 million related to the Ashley Square MRB realized in 2017 that did not recur in 2018;

•

An increase of approximately $2.8 million in other interest income related to property loan redemptions. We recognized approximately $4.5 million of additional other interest income on the Lake Forest property loans in 2018 as compared to 2017, primarily in connection with the sale of the underlying property in September 2018. This increase was offset by approximately $1.7 million of other interest income received on Ashley Square property loans in connection with the sale of the underlying property in 2017, which did not recur in 2018. Both the Lake Forest and Ashley Square property loans were in non-accrual status prior to the sale of the underlying properties; and

•

An increase of approximately $3.1 million of other income recognized on the redemption of MRBs. We realized other income upon redemption of the Vantage at Judson and Lake Forest MRBs totaling approximately $3.8 million in 2018. This increase was offset by approximately $624,000 of other income recognized upon redemption of the Avistar at Chase Hill and Vantage at Harlingen MRBs in 2017, which did not recur in 2018.

The net increase in interest expense between 2018 and 2017 is due to rate and volume changes detailed in the tables above.

The increase in net income between 2018 and 2017 was due to the increases in total revenues and interest expense described above, in addition to the following factor:

•

Amortization of deferred financing costs decreased approximately $668,000, primarily due to the full amortization of the M24 TEBS Financing costs in September 2017 (the initial maturity date) and amortization associated with a secured line of credit that matured in March 2017 that did not recur in 2018.

Comparison of the years ended December 31, 2017 and 2016

The net increase in total revenues between 2017 and 2016 was due to the following factors:

•

An increase of approximately $1.1 million in contingent interest. We realized additional contingent interest of approximately $2.5 million related to the Lake Forest and Ashley Square MRBs in 2017 as compared to 2016, primarily due to cash proceeds on redemption of the Ashley Square MRB in 2017. This increase was offset by approximately $1.4 million of excess cash proceeds from the sale of the property underlying the Foundation for Affordable Housing property loan, which did not recur in 2017;

•

Approximately $1.7 million of other interest income received on the Ashley Square property loans in connection with the sale of the underlying property in the fourth quarter of 2017. The Ashley Square property loans were in non-accrual status during 2016, so there was no interest income for these property loans in 2016; and

•

Approximately $624,000 of other income related to early redemptions of the MRBs for Vantage at Harlingen and Avistar at Chase Hill during the fourth quarter of 2017. No such income was recognized in 2016.

The net increase in interest expense between 2017 and 2016 is due to rate and volume changes detailed in the tables above.

The increase in net income between 2017 and 2016 was due to the increases in total revenues and interest expense described above, in addition to the following factors:

•	Amortization of deferred financing costs increased approximately $463,000 due to costs associated with Term A/B Trusts, mainly those created in September 2016 and February 2017; and

•

General and administrative expenses increased approximately $1.3 million due to increased salary, benefits and RUA compensation expense, increased approximately $858,000 from additional administrative fees on new investments in 2016 and 2017, offset by a decrease of approximately $287,000 in board and professional expenses.

Public Housing Capital Fund Trust Segment

The PHC Certificates within this segment consist of custodial receipts evidencing loans made to public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program.

The following table compares total revenues, interest expense and net income for the PHC Trusts segment for the periods indicated (amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Public Housing Capital Fund Trust
Total revenues	$2,479	$2,952	$(473)	-16.0%	$2,952	$2,888	$64	2.2%
Interest expense	$932	$1,350	$(418)	-31.0%	$1,350	$1,350	$-	0.0%
Net income	$406	$840	$(434)	-51.7%	$840	$1,538	$(698)	-45.4%

Comparison of the years ended December 31, 2018 and 2017

Total revenues decreased from 2017 to 2018 due to principal reductions of the PHC Certificates of approximately $702,000 and $6.0 million during the 2018 and 2017, respectively.

Total interest expense decreased from 2017 to 2018 due to fair value adjustments on our interest rate swaps, net of cash payments, of approximately $519,000 in 2018, which was offset by increasing interest rates on the related variable rate TOB financings.

The decrease in net income between 2018 and 2017 was primarily due to an increase in impairment charges of approximately $379,000 in 2018 as compared to 2017.

Comparison of the years ended December 31, 2017 and 2016

Total revenues were consistent between 2017 and 2016.

Total interest expense was consistent between 2017 and 2016 due to offsetting factors. Interest expense decreased due to the fair value adjustments on our interest rate swaps, net of cash payments, of approximately $102,000 in 2017, which was offset by increasing interest rates on the related variable rate TOB financings. During 2017, we re-designated the interest rate swaps from the Mortgage Revenue Bond Investments segment to this segment as they were intended to mitigate interest rate risk for debt financings related to the PHC Certificates.

The decrease in net income between 2017 and 2016 was primarily due to an impairment charge of approximately $762,000 recognized in 2017. No such impairment was recognized in 2016.

MF Properties Segment

As of December 31, 2018, the Partnership owned the Suites on Paseo and The 50/50 MF Properties containing a total of 859 rental units.

As of December 31, 2017, the Partnership owned the Jade Park, Suites on Paseo, and The 50/50 MF Properties containing a total of 1,013 rental units.

The following table compares total revenues, gain on sales of real estate assets, total interest expense and net income for the MF Properties segment for the periods indicated (amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
MF Properties
Total revenues	$9,149	$13,678	$(4,529)	-33.1%	$13,678	$17,404	$(3,726)	-21.4%
Gain on sales of real estate assets, net	$4,051	$17,753	$(13,702)	-77.2%	$17,753	$14,072	$3,681	26.2%
Interest expense	$1,570	$2,100	$(530)	-25.2%	$2,100	$2,201	$(101)	-4.6%
Net income	$3,677	$9,668	$(5,991)	-62.0%	$9,668	$8,444	$1,224	14.5%

Comparison of the years ended December 31, 2018 and 2017

The net decrease in total revenues between 2018 and 2017 was due to the following factors:

•	A decrease of approximately $4.4 million in property revenues due to sales of the Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties in 2017; and
•	A decrease of approximately $184,000 in property revenues due to the sale of the Jade Park MF Property in September 2018.

The gain on sale of real estate assets in 2018 consists of approximately $4.1 million from the sale of the Jade Park MF Property in September 2018. The gain on sale of real estate assets in 2017 consists of total gains of approximately $17.8 million from the sales of Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties.

Total interest expense decreased between 2018 and 2017 primarily due to settlement of mortgages payable related to MF Properties sales in 2018 and 2017 as described above.

The decrease in net income was due to the changes in total revenues, gain on sales of real estate assets and interest expense described above. In addition, the following changes contributed to the change in net income:

•

A decrease of approximately $2.5 million in real estate operating expenses and a decrease of approximately $1.5 million in depreciation and amortization expenses related to the sales of Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties in 2017, and sale of the Jade Park MF Property in 2018;

•	A decrease of approximately $513,000 due to non-recurring repairs and maintenance and other expenses in 2017 that did not recur in 2018; and
•	A decrease of approximately $6.9 million in income tax expense related to MF property sales and operations in the Greens Hold Co.

Comparison of the years ended December 31, 2017 and 2016

The net decrease in total revenues between 2017 and 2016 was due to the following factors:

•

A decrease of approximately $4.4 million in revenue due to sales of the Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016;

•	An increase of approximately $1.0 million in revenue due to the acquisition of Jade Park in September 2016;
•	A decrease of approximately $458,000 in revenue from declining occupancy at The 50/50 MF Property. The decline was due to low occupancy during the 2016-2017 academic year; and
•	An increase of approximately $165,000 in other income for due diligence services provided in connection with the sales of MF properties during 2017. There were no such income items recognized in 2016.

The gains on sale of real estate assets in 2017 consist primarily of gains of approximately $7.2 million, $2.6 million, $5.2 million and $2.8 million from the sales of Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village, respectively. The gains on sale of MF Properties in 2016 consist of gains of approximately $12.4 million and $1.7 million from the sales of the Arboretum and Woodland Park, respectively.

Total interest expense between 2017 and 2016 decreased slightly due to settlement of mortgages payable at Residences of Weatherford, Residences of DeCordova, and Eagle Village upon sale of the properties in November 2017.

The net increase in net income was due to the changes in total revenues, gain on sales of real estate assets and interest expense described above. In addition, the following changes contributed to the change in net income:

•

Increases of approximately $652,000 in real estate operating expenses and of approximately $330,000 in depreciation and amortization expenses related to the acquisition of Jade Park in September of 2016;

•

Decreases of approximately $2.3 million in real estate operating expenses and approximately $1.5 million in depreciation and amortization expenses related to the sales of Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016;

•

An increase of approximately $628,000 in real estate operating expenses at The 50/50 and Suites on Paseo MF Properties. The increase at The 50/50 was related to one-time expenses incurred in 2017. The increase at Suites on Paseo relates primarily to a one-time refund of real estate taxes in 2016 that did not recur in 2017; and

•	An increase of approximately $1.1 million in income tax expense related to MF property sales and operations in the Greens Hold Co.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and issues property loans due from other multifamily projects.

The following table compares total revenues and net income for the Other Investments segment for the periods indicated (amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Other Investments
Total revenues	$12,102	$4,652	$7,450	160.1%	$4,652	$1,995	$2,657	133.2%
Gain on sale of investment in an unconsolidated entity	$2,904	$-	$2,904	100.0%	$-	$-	$-	N/A
Net income	$15,009	$4,645	$10,364	223.1%	$4,645	$1,995	$2,650	132.8%

Comparison of the years ended December 31, 2018 and 2017

The increase in total revenues between 2018 and 2017 was due to the following factors:

•

An increase of approximately $2.4 million in investment interest income related to additional investments in unconsolidated entities during 2018 and 2017. We made investments in unconsolidated entities totaling approximately $41.5 million and $17.2 million in 2018 and 2017, respectively; and

•	Contingent interest of approximately $5.1 million of cash proceeds received upon redemption of the Vantage at New Braunfels, LLC property loan in December 2018.

The gain on sale of investment in an unconsolidated entity was related to the sale of the Vantage at Corpus Christi property in December 2018.

The increase in net income between 2018 and 2017 was due to the increases in total revenues and gain on sale of investment in an unconsolidated entity described above.

Comparison of the years ended December 31, 2017 and 2016

The increases in total revenues and net income between 2017 and 2016 was due to the following factors:

•

An increase of approximately $2.4 million in investment interest income related to additional investments in unconsolidated entities during 2017 and 2016. We made investments in unconsolidated entities of totaling approximately $17.2 million and $18.8 million in 2017 and 2016, respectively; and

•	An increase of approximately $273,000 in investment interest income related to additional advances on the Vantage at Brooks, LLC and Vantage at New Braunfels, LLC property loans during 2017 and 2016.

Debt Financing

The following table summarizes the Partnership’s debt financing, net of deferred financing costs, as of December 31, 2018:

	Outstanding Debt Financings as of December 31, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24	$41,466,000	$432,998	2010	September 2020	Weekly	1.76%	1.85%	3.61%
Variable - M31 (1)	80,418,505	181,626	2014	July 2019 (2)	Weekly	1.74%	1.49%	3.23%
Variable - M33 (1)	31,262,039	58,002	2015	July 2020 (3)	Weekly	1.74%	1.26%	3.00%
Fixed - M45 (4)	219,250,387	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB (5)	37,620,000	-	2012	May 2019	Weekly	2.21%	1.67%	3.88%
Fixed - Term TOB (6)	46,675,413	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B (6)	48,971,221	-	2017 - 2018	May 2019 - February 2027	N/A	N/A	N/A	4.46% - 4.53%
Total Debt Financings	$505,663,565

(1)	Facility fees have a variable component.
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

(5)	The variable TOB Financings are secured by the Partnership’s three PHC Certificates.
(6)	The following table summarizes the individual Term TOB and Term A/B Trust securitizations as of December 31, 2018:

	Outstanding Financing as of December 31, 2018, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,665,413	2014	October 2019	4.39%
Pro Nova 1	9,010,000	2014	October 2019	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,675,413			4.31%

Term A/B Trusts Securitization
Avistar at Wood Hollow - Series A	$26,860,337	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,172,029	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,422,855	2017	February 2027	4.46%
Montecito at Williams Ranch - Series A	6,921,000	2018	May 2019	4.53%
Vineyard Gardens - Series A	3,595,000	2018	May 2019	4.53%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$48,971,221			4.47%

The following table summarizes the Partnership’s debt financing, net of deferred financing costs, as of December 31, 2017:

	Outstanding Debt Financings as of December 31, 2017, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24	$55,468,000	$372,222	2010	September 2020	Weekly	1.79%	1.85%	3.64%
Variable - M31 (1)	81,003,688	176,685	2014	July 2019 (2)	Weekly	1.77%	1.39%	3.16%
Variable - M33 (1)	57,406,058	57,364	2015	July 2020 (3)	Weekly	1.77%	1.16%	2.93%

TOB & Term A/B Trusts Securitization
Variable - TOB (4)	38,130,000	850,327	2012	May 2018	Weekly	2.24 - 2.29%	1.67%	3.91 - 3.96%
Fixed - Term TOB (5)	46,787,036	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B (5)	279,533,565	-	2016 - 2017	June 2018 - November 2027	N/A	N/A	N/A	3.64% - 4.52%
Total Debt Financings	$558,328,347

(1)	Facility fees have a variable component.
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

(4)	The variable TOB Financings are secured by the Partnership’s three PHC Certificates.

(5)	The following table summarizes the individual Term TOB and Term A/B Trust securitizations as of December 31, 2017:

	Outstanding Financing as of December 31, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,777,036	2014	October 2019	4.39%
Pro Nova 1	9,010,000	2014	October 2019	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,787,036			4.31%

Term A/B Trusts Securitization
Willow Run	$10,029,289	2016	September 2026	3.64%
Columbia Gardens	10,172,857	2016	September 2026	3.64%
Concord at Little York	11,315,538	2016	September 2026	3.64%
Concord at Williamscrest	17,526,516	2016	September 2026	3.64%
Concord at Gulfgate	16,154,584	2016	September 2026	3.64%
Companion at Thornhill Apartment	9,608,733	2016	September 2026	3.64%
Seasons at Simi Valley Apartments	3,675,323	2016	September 2026	3.64%
Sycamore Walk	3,054,841	2016	September 2026	3.64%
Decatur-Angle Apartments	21,276,657	2016	September 2026	3.64%
Heights at 515	5,380,814	2016	September 2026	3.64%
Crossing at 1415	6,344,418	2016	September 2026	3.64%
Bruton Apartments	15,199,181	2016	September 2026	3.64%
15 West Apartments	8,326,731	2016	December 2026	3.64%
San Vicente - Series A	3,112,976	2017	February 2022	3.89%
San Vicente - Series B	1,545,930	2017	June 2018	3.76%
Las Palmas - Series A	1,507,389	2017	February 2022	3.89%
Las Palmas - Series B	1,494,702	2017	June 2018	3.76%
The Village at Madera - Series A	2,746,364	2017	February 2022	3.89%
The Village at Madera - Series B	1,455,570	2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,322,157	2017	February 2022	3.89%
Summerhill - Series A	5,730,185	2017	February 2022	3.89%
Summerhill - Series B	2,855,809	2017	July 2018	3.76%
Courtyard - Series A	9,131,896	2017	February 2022	3.89%
Courtyard - Series B	5,272,090	2017	July 2018	3.76%
Seasons Lakewood - Series A	6,555,646	2017	February 2022	3.89%
Seasons Lakewood - Series B	4,453,076	2017	August 2018	3.76%
Seasons San Juan Capistrano - Series A	11,047,869	2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,564,539	2017	August 2018	3.76%
Avistar at Wood Hollow - Series A	26,838,000	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,168,088	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,414,834	2017	February 2027	4.46%
Oaks at Georgetown - Series A	11,087,478	2017	March 2022	3.89%
Oaks at Georgetown - Series B	4,686,120	2017	August 2018	3.76%
Harmony Terrace - Series A	6,199,955	2017	March 2022	3.89%
Harmony Terrace - Series B	6,284,318	2017	August 2018	3.76%
Village at River's Edge	8,993,092	2017	November 2027	4.52%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$279,533,565			3.85%

The Partnership is required to meet certain covenants under the Master Trust Agreement. As of December 31, 2018, the most restrictive covenant requires that cash available to distribute plus interest expense for the trailing twelve months, must be at least twice the trailing twelve-month interest expense. As of December 31, 2018, the Partnership was in compliance with all covenants. If the Partnership were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” of this Report and Note 14 to the Partnership’s consolidated financial statements for additional details.

Discussion of the Residential Properties Securing our Mortgage Revenue Bond Holdings and MF Properties as of December 31, 2018, 2017 and 2016

The following tables outline information regarding the Residential Properties on which we hold MRBs as investments. The tables also contain information about the MF Properties. The narrative discussion that follows provides a brief operating analysis of each category for the years ended December 31, 2018, 2017 and 2016.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2018, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our MRBs for the non-consolidated stabilized properties was current as of December 31, 2018. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number
		of Units as of December 31,	Physical Occupancy (1) as of December 31,			Economic Occupancy (2) for the Years Ended December 31,
Property Name	State	2018	2018	2017	2016	2018	2017	2016
Non-Consolidated Properties-Stabilized (3)
Glenview Apartments	CA	88	94%	97%	98%	96%	97%	99%
Harden Ranch	CA	100	98%	100%	98%	96%	98%	99%
Harmony Court Bakersfield	CA	96	97%	99%	95%	96%	94%	96%
Harmony Terrace (5)	CA	136	99%	99%	n/a	126%	131%	n/a
Las Palmas	CA	81	100%	100%	100%	98%	96%	92%
Montclair Apartments	CA	80	100%	99%	99%	98%	99%	99%
Montecito at Williams Ranch (6)	CA	132	98%	98%	n/a	93%	93%	n/a
San Vicente	CA	50	100%	94%	98%	96%	97%	97%
Santa Fe Apartments	CA	89	96%	98%	100%	96%	102%	104%
Seasons at Simi Valley	CA	69	100%	99%	100%	119%	125%	135%
Seasons Lakewood (5)	CA	85	100%	99%	n/a	102%	107%	n/a
Seasons San Juan Capistrano (5)	CA	112	100%	96%	n/a	99%	98%	n/a
Summerhill	CA	128	97%	96%	97%	96%	97%	96%
Sycamore Walk	CA	112	100%	100%	100%	98%	98%	101%
The Village at Madera	CA	75	96%	95%	99%	97%	96%	99%
Tyler Park Townhomes	CA	88	98%	97%	99%	97%	97%	99%
Vineyard Gardens (6)	CA	62	100%	100%	n/a	102%	n/a	n/a
Westside Village Market	CA	81	100%	100%	99%	100%	100%	101%
Lake Forest Apartments (10)	FL	n/a	n/a	90%	95%	n/a	86%	88%
Ashley Square Apartments (8)	IA	n/a	n/a	n/a	92%	n/a	n/a	91%
Brookstone Apartments	IL	168	98%	99%	98%	96%	98%	94%
Copper Gate	IN	128	99%	96%	98%	97%	95%	96%
Renaissance Gateway	LA	208	95%	96%	97%	94%	96%	103%
Live 929 Apartments	MD	572	84%	90%	85%	85%	85%	86%
Woodlynn Village	MN	59	97%	98%	98%	97%	98%	99%
Greens of Pine Glen Apartments	NC	168	96%	97%	91%	90%	90%	88%
Silver Moon	NM	151	91%	87%	91%	89%	86%	84%
Village at Avalon (9)	NM	240	97%	n/a	n/a	n/a	n/a	n/a
Ohio Properties (4)	OH	362	97%	99%	93%	94%	94%	93%
Bridle Ridge Apartments	SC	152	99%	99%	99%	95%	96%	96%
Columbia Gardens	SC	188	91%	98%	73%	94%	96%	75%
Companion at Thornhill Apartments	SC	179	100%	99%	95%	87%	87%	83%
Cross Creek Apartments	SC	144	93%	96%	97%	89%	93%	95%
Palms at Premier Park	SC	240	93%	94%	94%	87%	87%	82%
Village at River's Edge (7)	SC	124	100%	100%	n/a	98%	100%	n/a
Willow Run	SC	200	94%	98%	74%	91%	97%	74%
Arbors of Hickory Ridge (11)	TN	348	87%	94%	86%	84%	81%	81%
Avistar at Chase Hill (8)	TX	n/a	n/a	n/a	85%	n/a	n/a	76%
Avistar at the Crest	TX	200	94%	91%	95%	76%	78%	81%
Avistar at the Oaks	TX	156	96%	93%	94%	85%	86%	86%
Avistar at the Parkway	TX	236	86%	92%	89%	77%	75%	59%
Avistar in 09	TX	133	94%	93%	92%	89%	86%	85%
Avistar on the Boulevard	TX	344	93%	90%	89%	82%	79%	81%
Avistar on the Hills	TX	129	91%	95%	95%	89%	87%	89%
Bella Vista Apartments (10)	TX	n/a	n/a	92%	92%	n/a	91%	94%
Bruton Apartments	TX	264	95%	85%	97%	86%	86%	42%
Concord at Gulfgate	TX	288	91%	93%	98%	85%	88%	86%
Concord at Little York	TX	276	95%	97%	98%	89%	89%	81%
Concord at Williamcrest	TX	288	98%	97%	95%	90%	88%	84%
Crossing at 1415	TX	112	92%	93%	43%	82%	69%	35%
Decatur Angle	TX	302	92%	94%	95%	80%	86%	69%
Esperanza at Palo Alto (9)	TX	322	93%	n/a	n/a	87%	n/a	n/a
Heights at 515	TX	96	96%	93%	77%	89%	79%	57%
Heritage Square Apartments	TX	204	82%	91%	95%	75%	80%	83%
Oaks at Georgetown (5)	TX	192	95%	93%	n/a	92%	83%	n/a
Runnymede Apartments	TX	252	99%	100%	98%	95%	96%	97%
South Park Ranch Apartments	TX	192	97%	99%	100%	93%	96%	97%
Vantage at Harlingen (8)	TX	n/a	n/a	n/a	94%	n/a	n/a	68%
Vantage at Judson (10)	TX	n/a	n/a	92%	91%	n/a	87%	83%
15 West Apartments	WA	120	98%	99%	99%	96%	96%	72%
		9,401	94%	95%	92%	90%	90%	83%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(3)	A property is considered stabilized once it reaches 90% physical occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.
(4)

We hold approximately $17.5 million of MRBs secured by the Ohio Properties. The Ohio Properties are: Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.

(5)	Certain previous period occupancy numbers are not available as these were new investments in 2016. Properties indicating n/a in 2016 did not have financial information available for 2016.
(6)	Certain previous period occupancy numbers are not available as this was a new investment in 2017.
(7)	The property relates to a forward bond purchase commitment that was executed in 2017. The property was considered stabilized when the MRB was acquired.
(8)	The MRB associated with the property was redeemed during 2017, so the number of units and occupancy are not applicable as of and for the years ended December 31, 2018 and 2017.
(9)	The property relates to a forward bond purchase commitment that was executed in 2018. The property was considered stabilized when the MRB was acquired.
(10)	The MRB associated with the property was redeemed during 2018, so the number of units and occupancy are not applicable as of and for the year ended December 31, 2018.
(11)	The economic occupancy reported for the year ended December 31, 2018 is based on the latest available financial information, which is as of September 30, 2018.

Overall physical and economic occupancy was consistent from 2017 to 2018.

Overall physical and economic occupancy increased from 2016 to 2017 primarily due to the stabilization of the Columbia Gardens, Willow Run, Heights at 515 and Crossing at 1415 properties during 2017. Economic occupancy also increased due to the lease-up of Bruton Apartments and Decatur Angle during 2017.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties either do not meet the definition of a VIE or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2018 these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of December 31, 2018, debt service on our MRBs for the non-consolidated properties that are not stabilized was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number
		of Units as of December 31,	Physical Occupancy (1) as of December 31,			Economic Occupancy (2) for the Years Ended December 31,
Property Name	State	2018	2018	2017	2016	2018	2017	2016
Non-Consolidated Properties-Non Stabilized (3)
Courtyard Apartments	CA	108	97%	100%	100%	99%	100%	101%
Solano Vista (6)	CA	96	97%	n/a	n/a	n/a	n/a	n/a
Rosewood Townhomes (5)	SC	100	75%	93%	n/a	70%	n/a	n/a
South Pointe Apartments (5)	SC	256	70%	98%	n/a	72%	n/a	n/a
Avistar at Copperfield (4)	TX	192	96%	81%	n/a	85%	64%	n/a
Avistar at Wilcrest (4)	TX	88	92%	74%	n/a	79%	57%	n/a
Avistar at Wood Hollow (4)	TX	409	96%	70%	n/a	84%	70%	n/a
		1,249	89%	83%	100%	82%	73%	101%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

During 2017, these properties were under construction or renovation.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% physical occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4)	Certain previous period occupancy numbers are not available as this was a new investment in 2017.
(5)	Certain previous period occupancy numbers are not available as this were new investment in the fourth quarter of 2017.
(6)	Certain previous period occupancy numbers are not available as this was a new investment in 2018.

The increase in overall physical and economic occupancy from 2017 to 2018 was due to the completion of rehabilitations and lease-up of Avistar at Copperfield, Avistar at Wilcrest and Avistar at Wood Hollow during 2018. The increase in overall physical occupancy was somewhat offset by temporary declines in occupancy at Rosewood Townhomes and South Pointe Apartments as the properties go through rehabilitation.

Physical and economic occupancy decreased from 2016 to 2017 due to the addition of the Avistar at Copperfield, Avistar at Wilcrest and Avistar at Wood Hollow during 2017. These properties began major rehabilitations during 2017, which will temporarily decrease occupancy.

MF Properties

As of December 31, 2018, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2018, both MF Properties met the stabilization criteria (see footnote 3 below the table). The MF properties are encumbered by mortgage loans with an aggregate principal balance of $27.6 million as of December 31, 2018.  Debt service on our mortgage payables was current as of December 31, 2018.

		Number
		of Units as of December 31,	Physical Occupancy (1) as of December 31,			Economic Occupancy (2) for the Years Ended December 31,
Property Name	State	2018	2018	2017	2016	2018	2017	2016
MF Properties-Stabilized (3)
Suites on Paseo	CA	384	91%	91%	96%	91%	94%	80%
Jade Park (5)	FL	n/a	n/a	91%	89%	n/a	81%	83%
Eagle Village (4)	IN	n/a	n/a	n/a	80%	n/a	n/a	86%
Northern View (4)	KY	n/a	n/a	n/a	100%	n/a	n/a	90%
The 50/50	NE	475	98%	97%	72%	83%	74%	96%
Residences of DeCordova (4)	TX	n/a	n/a	n/a	97%	n/a	n/a	93%
Residences of Weatherford (4)	TX	n/a	n/a	n/a	100%	n/a	n/a	101%
		859	95%	94%	87%	87%	84%	85%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

Stabilization is generally defined as 90% physical occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for all MF Properties that are not student housing residential properties. Suites on Paseo, Eagle Village, Northern View, and The 50/50 MF Property are student housing residential properties.

(4)	The property was sold during 2017, so unit and occupancy amounts are not applicable as of and for the years ended December 31, 2018 and 2017.
(5)	The property was sold during 2018, so unit and occupancy amounts are not applicable as of and for the year ended December 31, 2018.

Overall physical occupancy was consistent from 2017 to 2018. Overall economic occupancy increased due to improving operations at The 50/50.

The overall increase in physical occupancy from 2016 to 2017 was due to a sharp increase in occupancy at The 50/50 during 2017, which was due to marketing and pricing changes implemented by the Partnership and Properties Management for fall 2017 lease-up. Overall economic occupancy was consistent from 2016 to 2017.

Results of Operations

The tables and following discussions of our change in total revenues, total expenses, and net income for the years ended December 31, 2018, 2017 and 2016, and should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto filed in Item 8 of this Report.

The following table compares revenue and other income for the Partnership for the periods presented (amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Revenues and Other Income:
Property revenues	$9,075	$13,500	$(4,425)	-32.8%	$13,500	$17,405	$(3,905)	-22.4%
Investment income	51,480	48,225	3,255	6.7%	48,225	36,893	11,332	30.7%
Contingent interest income	9,323	3,147	6,176	196.3%	3,147	2,021	1,126	55.7%
Other interest income	7,636	4,682	2,954	63.1%	4,682	2,660	2,022	76.0%
Other income	3,842	828	3,014	364.0%	828	-	828	100.0%
Gain on sale of real estate assets, net	4,051	17,753	(13,702)	-77.2%	17,753	14,072	3,681	26.2%
Gain on sale of securities	-	-	-	N/A	-	8	(8)	N/A
Gain on sale of investment in an unconsolidated entity	2,904	-	2,904	100.0%	-	-	-	N/A
Total Revenues and Other Income	$88,311	$88,135	$176	0.2%	$88,135	$73,059	$15,076	20.6%

Discussion of the Total Revenues for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Property revenues.  The net decrease in total revenue between 2018 and 2017 was due to the following factors:

•	A decrease of approximately $4.4 million in revenue due to sales of the Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties in 2017; and
•	A decrease of approximately $184,000 in revenue due to the sale of the Jade Park MF Property in September 2018.

Investment income. The net increase in investment income between 2018 and 2017 was due to the following factors:

•

Increases of approximately $389,000 and $957,000 in investment income related to increasing MRB volume and interest rates, respectively. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 7;

•

An increase of approximately $2.4 million in investment interest income related to additional investments in unconsolidated entities during 2018 and 2017. We made investments in unconsolidated entities totaling approximately $41.5 million and $17.2 million in 2018 and 2017, respectively; and

•	An increase of approximately $354,000 of additional interest income recognized in 2018.

Contingent interest income. In 2018, we realized contingent interest of approximately $4.2 million of cash proceeds from redemption of the Lake Forest MRB and approximately $5.1 million realized upon redemption of the Vantage at New Braunfels, LLC property loan in December 2018. In 2017, we realized contingent interest of approximately $219,000 from excess cash flow on the Lake Forest MRB and approximately $2.9 million of cash proceeds from redemption of the Ashley Square MRB.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by us. The net increase between 2018 and 2017 was due to the following factors:

•

An increase of approximately $4.5 million received on Lake Forest property loans in connection with the sale of the underlying property in September 2018. The Lake Forest property loans were in non-accrual status during 2017 and prior to redemption in 2018;

•	A decrease of approximately $1.7 million received on Ashley Square property loans in connection with the sale of the underlying property in November 2017, which did not recur in 2018;
•	A decrease of approximately $322,000 due to redemptions of taxable MRBs in the fourth quarter of 2017; and
•	An increase of approximately $423,000 of additional interest income recognized in 2018.

Other income.  Other income recognized in 2018 consists primarily of approximately $3.8 million related to early redemptions of the Lake Forest and Vantage at Judson MRBs during 2018. Other income recognized in 2017 consists primarily of approximately $624,000 of fees related to early redemptions of the Vantage at Harlingen and Avistar at Chase Hill MRBs during the fourth quarter and approximately $191,000 of fees for due diligence services for sales of properties in 2017, neither of which recurred in 2018.

Gain on the sale of real estate assets. The gain on sale of real estate assets in 2018 consists of approximately $4.1 million from the sale of the Jade Park MF Property in September 2018. The gain on sale real estate assets in 2017 consists of total gains of approximately $17.8 million from the sales of the Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties.

Gain on sale of investment in an unconsolidated entity. The gain on sale of investment in an unconsolidated entity of approximately $2.9 million was related to the sale of the Vantage at Corpus Christi property in December 2018.

Discussion of the Total Revenues for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Property revenues.  The net decrease in total revenue between 2017 and 2016 was due to the following factors:

•

A decrease of approximately $4.4 million in revenue due to sales of the Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016;

•	An increase of approximately $1.0 million in revenue due to the acquisition of Jade Park in September 2016; and
•

A decrease of approximately $458,000 in revenue from declining occupancy at The 50/50 MF Property. The decline was due to low occupancy during the 2016-2017 academic year. Physical occupancy was approximately 97% at December 31, 2017 as compared to 72% at December 31, 2016.

Investment income. The net increase in investment income between 2017 and 2016 was comprised of the following factors:

•

An increase of approximately $9.4 million related to increasing MRB volume and a decrease of approximately $474,000 of investment income due to decreasing MRB interest rates, respectively. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 7; and

•	An increase of approximately $2.4 million in investment income from investments in unconsolidated entities.

Contingent interest income. In 2017, we realized contingent interest of approximately $219,000 from excess cash flow on the Lake Forest MRB and approximately $2.9 million of cash proceeds from redemption of the Ashley Square MRB. In 2016, we realized contingent interest of approximately $642,000 from excess cash flow on the Ashley Square and Lake Forest MRBs and approximately $1.4 million on excess cash proceeds from the sale of the property underlying the Foundation for Affordable Housing property loan.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by us. The net increase between 2017 and 2016 was due to the following factors:

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

Other income.  Other income recognized in 2017 consists of approximately $624,000 of fees related to early redemptions of the Vantage at Harlingen and Avistar at Chase Hill MRBs during the fourth quarter, and approximately $191,000 of fees for due diligence services for sales of properties in 2017. There was no other income reported for 2016.

Gain on the sale of real estate assets. The gains on sale of MF Properties in 2017 consists primarily of gains of approximately $7.2 million, $2.6 million, $5.2 million and $2.8 million from the sales of Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village, respectively. The gains on sale of MF Properties in 2016 consist of gains of approximately $12.4 million and $1.7 million from the sales of the Arboretum and Woodland Park, respectively.

Gain on sale of securities. The gain on sale of securities for 2016 was from the sale of the Pro Nova 2014-2 MRB.

The following table compares Partnership expenses for the periods presented (amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$5,300	$8,228	$(2,928)	-35.6%	$8,228	$9,223	$(995)	-10.8%
Impairment of securities	1,141	762	379	49.7%	762	-	762	100.0%
Impairment charge on real estate assets	150	-	150	100.0%	-	62	(62)	N/A
Depreciation and amortization	3,556	5,213	(1,657)	-31.8%	5,213	6,863	(1,650)	-24.0%
Amortization of deferred financing costs	1,673	2,325	(652)	-28.0%	2,325	1,863	462	24.8%
Interest expense	23,190	22,155	1,035	4.7%	22,155	15,470	6,685	43.2%
General and administrative	13,083	12,770	313	2.5%	12,770	10,835	1,935	17.9%
Total Expenses	$48,093	$51,453	$(3,360)	-6.5%	$51,453	$44,316	$7,137	16.1%

Discussion of the Total Expenses for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses is fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses between 2018 and 2017 was due to the following factors:

•	A decrease of approximately $2.3 million due to sales of the Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties in 2017;
•	A decrease of approximately $394,000 due to the sale of the Jade Park MF Property in September 2018; and
•	A decrease of approximately $513,000 due to non-recurring capital improvement and other expenses in 2017 that did not recur in 2018.

Impairment of securities.  The increase in impairment of securities from 2017 to 2018 was due to decreases in the fair value of the PHC Certificates.

Impairment charge on real estate assets.   The impairment charge in 2018 was related to land held for development in Gardner, KS. There were no such impairment charges in 2017.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting. The overall decrease in depreciation and amortization expenses between 2018 and 2017 was due to the following factors:

•	A decrease of approximately $1.4 million in depreciation expense due to sales of the Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties in 2017;
•	A decrease of approximately $162,000 in depreciation expense due to the sale of the Jade Park MF Property in September 2018; and
•	A decrease of approximately $232,000 in in-place lease amortization due to full amortization of in-place leases at Jade Park in the first quarter of 2017.

Amortization of deferred financing costs. The overall decrease in amortization of deferred financing costs between 2018 and 2017 was due to the following factors:

•	A decrease of approximately $203,000 in amortization related to a secured line of credit that matured in March 2017 and was not renewed; and
•

A decrease of approximately $346,000 in amortization related to the M24 TEBS Financing. All deferred financing costs related to the M24 TEBS Financing were amortized over the original term and prior to extension of the facility in September 2017.

Interest expense. The net increase in interest expense between 2018 and 2017 was due to the following factors:

•	An increase of approximately $2.2 million due to an increase in interest rates on variable-rate financings;
•	A decrease of approximately $176,000 due to slightly lower average principal outstanding; and
•	A decrease of approximately $964,000 related to fair value adjustments to interest rate derivatives, net of cash paid.

General and administrative expenses.  The overall increase in general and administrative expenses between 2018 and 2017 was due to an increase of approximately $869,000 in salary, benefits and RUA compensation expense, and an increase of approximately $144,000 in additional administrative fees on new investments in 2017 and 2018, offset by a decrease of approximately $864,000 in professional expenses.

Discussion of the Total Expenses for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses is fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses between 2017 and 2016 was due to the following factors:

•	An increase of approximately $652,000 in real estate operating expenses related to the acquisition of Jade Park in September of 2016;
•

A decrease of approximately $2.3 million in real estate operating expenses related to the sales of Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016; and

•

An increase of approximately $628,000 in real estate operating expenses at The 50/50 and Suites on Paseo MF Properties. The increase at The 50/50 was related to one-time expenses incurred in 2017. The increase at Suites on Paseo was related primarily to a one-time refund of real estate taxes in 2016 that did not recur in 2017.

Impairment of securities.  The impairment of securities for 2017 related to decreases in the fair value of the PHC Certificates. There were no such impairment charges in 2016.

Impairment charge on real estate assets.   The impairment charge in 2016 was related to land held for development in St. Petersburg, FL. There was no such impairment charge in 2017.

Depreciation and amortization expense.  Depreciation results primarily from the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting. The overall decrease in depreciation and amortization expenses between 2017 and 2016 was due to the following factors:

•	An increase of approximately $330,000 in depreciation related to the acquisition of Jade Park in September 2016;
•	A decrease of approximately $614,000 in amortization related to Suites on Paseo in-place leases in 2016 that did not recur in 2017; and
•

A decrease of approximately $1.5 million in expenses related to the sale of the Northern View in March 2017, sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village in November 2017, and sales of the Arboretum and Woodland Park in 2016.

Amortization of deferred financing costs. The overall increase in amortization of deferred financing costs between 2017 and 2016 was due to $463,000 of increased amortization related to Term A/B Trust Financings. The increase was due primarily to the addition of new Term A/B Trusts in September 2016 and February 2017.

Interest expense. The increase in interest expense between 2017 and 2016 was due to the following factors:

•

An increase of approximately $2.4 million due to an increase in interest rates on variable-rate financings and new fixed-rate borrowings in 2017 at rates higher than borrowings outstanding during 2016;

•	An increase of approximately $4.2 million due to higher average principal outstanding, due predominantly to new Term A/B Trust financings originated in 2017; and
•	An increase of approximately $185,000 related to fair value adjustments to interest rate derivatives, net of cash paid.

General and administrative expenses.  The overall increase in general and administrative expenses between 2017 and 2016 was due an increase of approximately $1.3 million in salary, benefits and RUA compensation expense, an increase of approximately $858,000 in additional administrative fees on new investments in 2016 and 2017, offset by a decrease of approximately $287,000 in board and professional expenses.

Discussion of Income Tax Benefit (Expense) for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in certain MF Properties and certain property loans.

The income tax benefit recognized in 2018 was a result of minimal taxable income during the year and return-to-provision adjustments for differences between estimated 2017 taxes and the final tax returns. The gain on sale of the Jade Park MF Property in September 2018 did not generate taxable income as it was not owned by the Greens Hold Co.

The income tax expense recognized in 2017 was the result of gains on sale of the Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties owned by the Greens Hold Co.

Liquidity and Capital Resources

Our short-term liquidity requirements over the next 12 months will be primarily for distribution payments, operational expenses, debt servicing (principal and/or interest payments) and maturities of debt financings and mortgages payable. We expect to meet these liquidity requirements primarily using cash on hand and operating cash flows from our investments and MF Properties. We expect to refinance our debt financings and mortgages payable maturing within the next 12 months with the same or similar lenders prior to maturity.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable and additional investments in MRBs and unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financing with the same or similar lenders, principal and interest proceeds from investments in MRBs and PHCs, proceeds from asset sales and redemptions, and the issuance of additional BUCs and Series A Preferred Units.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Operating cash flows from investments in MRBs, PHCs, property loans and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Unsecured lines of credit;
•	Issuances of BUCs and Series A Preferred Units; and
•	Proceeds from the sale of assets.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular, fixed-rate interest payments received on our MRBs, PHC Certificates and property loans that provide consistent cash receipts throughout the year.  The Partnership also receives distributions from Investments in Unconsolidated Entities if, and when, cash is available for distribution to the underlying investees. Receipt of cash from our investments in MRBs, property loans and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from our PHCs is payable from annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. There is risk that annual appropriations will be reduced, delayed or eliminated, which may make the PHCs unable to pay principal and interest.

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating and mortgage service payments, are considered to be unrestricted for use by the Partnership. The MF properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Unsecured Lines of Credit

We continue to maintain two unsecured lines of credit with a financial institution. Our unsecured operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended December 31, 2018. In addition, we have fulfilled this requirement for the first quarter of 2019. We have $10.0 million available on the operating line of credit at December 31, 2018.

Our unsecured non-operating line of credit allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on this unsecured line of credit are due on the 270th day following the advance date but may be extended by making certain payments for up to an additional 270 days. The unsecured non-operating line of credit contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership is in compliance with all covenants at December 31, 2018. We anticipate paying off the balances on our unsecured non-operating line of credit by entering into fixed-rate debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We have approximately $14.3 million available on the unsecured non-operating line of credit at December 31, 2018.

Issuances of BUCs and Series A Preferred Units

As of December 31, 2018, we had an effective Registration Statement on file with the SEC to sell up to $225.0 million of BUCs. From time to time, we may issue BUCs under this Registration Statement to invest in additional MRBs and unconsolidated entities, fund the repayment of debt financing maturities or for other general purposes. The Partnership has approximately $222.0 million of BUCs available to be issued under the Registration Statement as of December 31, 2018.  This Registration Statement expires in November 2019, and the Partnership expects to file a new shelf registration statement with the SEC prior to the expiration of the current Registration Statement, which upon effectiveness will permit the Partnership to issue BUCs thereunder for an additional three-year period.

In August 2018, the Partnership initiated an “at the market offering” to sell up to $75.0 million of BUCs at prevailing market prices on the date of sale. The Partnership sold 310,519 BUCs under the program for net proceeds of approximately $1.8 million, net of issuance costs, during the year ended December 31, 2018. The program was terminated effective February 8, 2019. Management will consider initiating future “at the market offerings” as it deems appropriate.

The Partnership is authorized to issue Series A Preferred Units under the Amended and Restated LP Agreement. As of December 31, 2018, we have issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued under a private placement memorandum that was terminated as of October 25, 2017.  The Partnership did not issue any Series A Preferred Units during the year ended December 31, 2018. The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs, if the General Partner deems such offerings to be necessary and otherwise consistent with the Partnership’s strategic initiatives.

Proceeds from the Sale of Assets

We may, from time to time, sell our investments in MRBs, PHCs, investments in unconsolidated entities and MF Properties on a basis consistent with our strategic plans. Our ability to dispose of such investments on favorable terms is dependent upon a number of factors including (but not limited to) the availability of credit to potential buyers to purchase investments at prices we consider acceptable. In addition, potential adverse changes to general market and economic conditions could negatively impact our future ability to sell our investments.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General, administrative and operating expenses;
•	Distributions paid to holders of Series A Preferred Units and BUCs;
•	Investments in additional MRBs and unconsolidated entities;
•	Debt service on debt financing and mortgages payable; and
•	Other contractual obligations.

General, Administrative and Operating Expenses

We use cash for general and administrative expenses of the Partnership’s operations.  For additional details, see Item 1A, “Risk Factors” and Item 8, Cash Flows from Operating Activities section of the Partnership’s consolidated statements of cash flows.

Distributions Paid to Holders of Series A Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units, if declared by the General Partner, are paid at a fixed rate of 3.0% annually.  The Series A Preferred Units are non-cumulative, non-voting and non-convertible.

We have paid total annual distributions of $0.50 per BUC, payable quarterly, during the years ended December 31, 2018, 2017 and 2016. Distributions to the BUC holders may increase or decrease at the determination of the General Partner based on its determination of cash available for distribution and other factors deemed relevant by the General Partner.

Investments in Additional MRBs and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in quality multifamily projects through either the acquisition of MRBs or direct equity investments in both existing and new markets. We evaluate investment opportunities based on (but not limited to) our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term liquidity sources, and the availability of investment capital.

Debt Service on Debt Financing and Mortgages Payable

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs and PHC Certificates, and other investments. The financing arrangements generally involve the securitization of MRBs, PHC Certificates and other investments into trusts whereby we retain beneficial interests in the trusts that provide certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties with the residual interests retained by the Partnership. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests. We anticipate that cash flows from the securitized assets will fund normal, recurring principal and interest payments to the senior beneficial interests.

Our mortgages payable and other secured financing arrangements are used to leverage our MF Properties. The mortgages and other secured financings are entered into with financial institutions and are secured by security interests in the MF Properties. The mortgages and other secured financings bear interest that may be fixed or variable, depending on the terms of the arrangement, and include scheduled principal payments. We anticipate that cash flows from the secured properties will be sufficient to pay all normal, recurring principal and interest payments.

We anticipate refinancing all debt financing and mortgage payable arrangements maturing in 2019 with similar arrangements of terms greater than one year. We typically refinance arrangements with existing lenders, assuming the terms are acceptable to the Partnership. We may also explore other financing options with Freddie Mac, Fannie Mae, other investment banks or other lenders in the market.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall leverage constraint, established by the Board of Managers (the “Board”) of Burlington, which is the general partner of the Partnership’s general partner. The leverage utilized is dependent upon several factors, including, but not limited to, the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, property loans, taxable MRBs, initial finance costs, and the MF Properties at cost. At December 31, 2018, our overall leverage ratio was approximately 60%.

Cash Flows

In 2018, we used $38.3 million of cash, which was the net result of $25.7 million provided by operating activities, $49.1 million provided by investing activities, and $113.1 million used in financing activities.

Cash provided by operating activities totaled $25.7 million in 2018, as compared to $17.1 million generated in 2017. The increase was mainly driven by increased net income, offset by gains on sales and contingent interest related to investing activities.

Cash provided by investing activities totaled $49.1 million in 2018, as compared to cash used of $26.3 million in 2017. The change was due to the following factors:

•	A decrease in cash used to purchase MRBs of $79.6 million;
•	An increase in principal payments and redemption proceeds received on MRBs and contingent interest of $35.0 million;
•	An increase in net principal payments and contingent interest related to property loans of $18.7 million;
•	An increase in cash from sale of investment in an unconsolidated entity of $11.0 million;
•	An increase in cash contributed to unconsolidated entities and land held for development of $26.9 million; and
•	A decrease in proceeds from sales of real estate assets of $36.1 million.

Cash used in financing activities totaled $113.1 million in 2018, as compared to cash provided of $53.2 million in 2017. The change is due primarily to a net decrease in cash from debt financings of $116.0 million and a decrease in proceeds from the issuance of Series A Preferred Units of $53.6 million as compared to 2017.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income and adds back non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provision for loan losses, impairments on MRBs, PHC Certificates, real estate assets and property loans, deferred income taxes and RUA compensation expense, to the Partnership’s net income as computed in accordance with GAAP. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s consolidated financial statements) distributable to the General Partner as defined in the Amended and Restated LP Agreement and Series A Preferred Unit distributions and accretion.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income that is calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

Currently, cash distributions are made to the Partnership’s BUC holders at an annual rate of $0.50 per BUC. The amount of the cash per BUC distributed may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available for this purpose. During the years ended December 31, 2018, 2017 and 2016, we generated CAD of $0.73, $0.60 and $0.50 per BUC, respectively. We believe that as we continue to implement our current investment plans, we will be able to continue to generate sufficient CAD to maintain cash distributions to BUC holders at the existing level of $0.50 per BUC per year without the use of other available cash.  However, there is no assurance that we will be able to generate CAD at levels in excess of the current annual distribution rate, which could result in a reduced annual distribution rate per BUC.

The following tables show the calculation of CAD (and a reconciliation of the Partnership’s net income (loss) as determined in accordance with GAAP to CAD) for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018	2017	2016
Partnership net income	$41,139,529	$30,591,198	$23,784,507
Change in fair value of derivatives and interest rate derivative amortization	(724,579)	240,091	(17,618)
Depreciation and amortization expense	3,556,265	5,212,859	6,862,530
Impairment of securities	1,141,020	761,960	-
Impairment charge on real estate assets	150,000	-	61,506
Amortization of deferred financing costs	1,673,044	2,324,535	1,862,509
RUA compensation expense	1,822,525	1,615,242	833,142
Deferred income taxes	(242,235)	(400,000)	366,000
Redeemable Series A Preferred Unit distribution and accretion	(2,871,050)	(1,982,538)	(583,407)
Tier 2 Income distributable to the General Partner (1)	(2,062,118)	(1,994,518)	(2,858,650)
Bond purchase premium (discount) amortization (accretion), net of cash received	(14,633)	(270,048)	(106,439)
Total CAD	$43,567,768	$36,098,781	$30,204,080

Weighted average number of BUCs outstanding, basic	60,028,120	59,895,229	60,182,264
Net income per BUC, basic	$0.60	$0.44	$0.34
Total CAD per BUC, basic	$0.73	$0.60	$0.50
Distributions declared, per BUC	$0.50	$0.50	$0.50

(1)

As described in Note 3 to the Partnership’s consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•

For the year ended December 31, 2018, we realized contingent interest of approximately $4.2 million on redemption of the Lake Forest MRB, contingent interest of approximately $5.1 million on redemption of the Vantage at New Braunfels, LLC property loan, a gain on sale of approximately $4.1 million related to the Jade Park MF Property, and a gain on sale of approximately $2.9 million related to the Partnership’s investment in Vantage at Corpus Christi, LLC. These transactions are considered Tier 2 income up to a maximum amount allowed by the Amended and Restated LP Agreement and are distributed 25% to the General Partner. Tier 2 income is limited to 0.9% per annum of the principal amount of the MRBs and other investments on a cumulative basis. This limit was reached during the year ended December 31, 2018. All income in excess of the limit is considered Tier 3 income that is allocated entirely to the BUCs. See Note 3 to the Partnership’s consolidated financial statements for additional information.

•

For the year ended December 31, 2017, we realized contingent interest of approximately $219,000 from excess cash flow on the Lake Forest MRBs and approximately $2.9 million of cash proceeds from redemption of the Ashley Square MRB, which resulted in Tier 2 income allocable to the General Partner of approximately $787,000. The remaining Tier 2 income allocated to the general partner was realized on the gains on sale of the Northern View, Residences of Weatherford, Residences of DeCordova and Eagle Village MF Properties, net of tax. The Amended and Restated LP Agreement limits Tier 2 income to 0.9% per annum of the principal amount of the MRBs and other investments on a cumulative basis. This limit was reached during the year ended December 31, 2017. All income in excess of the limit is considered Tier 3 income that is allocated entirely to the BUCs. See Note 3 to the Partnership’s consolidated financial statements for additional information.

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

There was no non-recurring CAD per BUC earned by the Partnership during the years ended December 31, 2018, 2017 and 2016.

Off Balance Sheet Arrangements

As of December 31, 2018, and 2017, we held MRBs that are collateralized by Residential Properties and one commercial property.  The Residential Properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

The Partnership has entered into various commitments and guarantees. For additional discussions related to commitments and guarantees, see Note 17 to the Partnership’s consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than what is disclosed in Note 21 to the Partnership’s consolidated financial statements.

Contractual Obligations

As discussed in Notes 13 through 15 to the Partnership’s consolidated financial statements, the debt obligation amounts maturing in 2019 consist of the principal paid on LOCs, the TEBS Financings with Freddie Mac, the TOB, various Term TOB and Term A/B debt financings with DB, and payments on the MF Property mortgages payable and other secured financing.  Our strategic objective is to leverage our MRB portfolio utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the Term A/B Trust program with DB.  This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

As part of our strategy of acquiring MRBs, we may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs issued will be used to pay off the construction related debt and MRBs.  We account for our bond purchase commitments as available-for-sale debt securities and record the estimated fair value as an asset or liability with changes in such valuations recorded in other comprehensive income.  See Note 17 to the Partnership’s consolidated financial statements for additional details.

See Note 18 to the Partnership’s consolidated financial statements for details regarding potential redemption dates for the Partnership’s Series A Preferred Units outstanding.

We have the following contractual obligations as of December 31, 2018:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations
Lines of credit - secured and unsecured	$35,659,200	$35,659,200	$-	$-	$-
Debt financing	508,913,326	178,652,274	77,054,616	5,352,070	247,854,366
Mortgages payable and other secured financings	27,552,748	3,608,223	23,944,525	-	-
Lease Obligations
Operating lease	5,341,206	130,974	269,859	280,762	4,659,611
Total	$577,466,480	$218,050,671	$101,269,000	$5,632,832	$252,513,977

We are also contractually obligated to pay interest on our long-term debt obligations. The weighted average interest of our lines of credit was 5.4% as of December 31, 2018. The weighted average interest of our debt financing was 3.8% as of December 31, 2018. The weighted average interest of our mortgages payable and other secured financings is 5.0% as of December 31, 2018.

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

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by us. Our significant accounting policies are described in Note 2 and 22 to the Partnership’s consolidated financial statements, which are incorporated by reference. We consider the following to be our critical accounting policies because they involve our judgments, assumptions and estimates that significantly affect the Partnership’s consolidated financial statements. If these estimates differ significantly from actual results, the impact on the Partnership’s consolidated financial statements may be material.

Variable Interest Entities

Under the accounting guidance for consolidations, the Partnership must evaluate entities in which it holds a variable interest to determine if the entities are VIEs and if the Partnership is the primary beneficiary. The entity that is deemed to have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, is considered the primary beneficiary. If the Partnership is deemed to be the primary beneficiary, then it must consolidate the VIEs in its consolidated financial statements.  The Partnership has consolidated all VIEs in which it has determined it is the primary beneficiary. In the Partnership’s consolidated financial statements, all transactions and accounts between the Partnership and the consolidated VIEs have been eliminated in consolidation.

The Partnership re-evaluates VIEs at each reporting date based on events and circumstances at the VIEs.  As a result, changes to the consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.

The Partnership does not believe that the consolidation of VIEs for reporting under GAAP impacts its status as a partnership for federal income tax purposes or the status of Unitholders as partners of the Partnership. In addition, the consolidation of VIEs is not expected to impact the treatment of the MRBs owned by consolidated VIEs, the tax-exempt nature of the interest payments on secured debt financings, or the manner in which the Partnership’s income is reported to Unitholders on IRS Schedule K-1.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Investments in MRBs and Bond Purchase Commitments.  The fair value of the Partnership’s investments in MRBs and bond purchase commitments is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs and bond purchase commitments are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and bond purchase commitments are categorized as a Level 3 input.

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

Taxable MRBs. The fair value of the Partnership’s taxable MRBs is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable MRBs, and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, subordination to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each taxable MRB. The taxable MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

Mortgage Revenue Bond, Taxable Mortgage Revenue Bonds and Bond Purchase Commitments Impairment

The Partnership accounts for its investments in MRBs, taxable MRBs and bond purchase commitments under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.

The Partnership periodically reviews each of its MRBs, taxable MRBs and bond purchase commitments for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including:

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

The recognition of other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the Partnership’s consolidated financial statements. If the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

PHC Certificates Impairment

The Partnership periodically reviews the PHC Certificates for impairment. The Partnership evaluates whether declines in the fair value of the investments below amortized cost is other-than temporary. Factors considered include:

•	The duration and severity of the decline in fair value,
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers,
•	Downgrade in the security’s rating by Standard & Poor’s, and
•	Volatility of the fair value of the security.

Real Estate Assets Impairment

The Partnership reviews real estate assets for impairment at least quarterly and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. When indicators of potential impairment suggest that the carrying value of a real estate asset may not be recoverable, the Partnership compares the carrying amount of the real estate asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying value exceeds the undiscounted net cash flows, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, see Note 2 to the Partnership’s consolidated financial statements which are incorporated by reference.

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

Our primary credit risk is the risk of default on our investment in MRBs and taxable property loans collateralized by the Residential Properties. The MRBs are not direct obligations of the governmental authorities that issue the MRBs and are not guaranteed by such authorities, any insurer or other party. In addition, the MRBs and the associated taxable property loans are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments on the MRBs and the taxable property loans is the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB or taxable property loans, a default may occur. A property’s ability to generate net operating cash flows is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a multifamily residential property.

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

Defaults on the MRBs, taxable property loans, or the public housing authorities’ loans backing the PHC Certificates may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net operating cash flows decline, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the MRB or taxable property loan secured by the property.  In the event of a default on an MRB or taxable property loan, we will have the right to foreclose on the mortgage or deed of trust securing the property. If we take ownership of the property securing a defaulted MRB, we will be entitled to all net operating cash flows generated by the property. If such an event occurs, these amounts will not provide tax-exempt income.

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

Mortgage Revenue Bonds and PHC Certificate Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield on similar MRBs, specific terms of each MRB, and various characteristics of the underlying properties collateralizing the MRBs such as debt service coverage ratio, loan to value, and other characteristics.

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates as of December 31, 2018:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$732,153	3.3%	-9.1%	3.6%	-10.0%	$22,474
PHC Certificates	48,672	5.3%	-6.0%	5.8%	-6.6%	1,422

Geographic Risk

The properties securing the MRBs are geographically dispersed throughout the United States with significant concentrations (geographic risk) in Texas, California, and South Carolina.  The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2018	December 31, 2017
Texas	43%	44%
California	18%	20%
South Carolina	17%	16%

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At December 31, 2018, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 5.4% and 5.6%;
•	The M24, M31, M33 TEBS facilities have variable interest rates that range between 3.0% and 3.6%;
•	The M45 TEBS facility has a fixed interest rate of 3.82% through July 31, 2023 and 4.39% thereafter;
•	The Term TOB Trusts securitized by MRBs have fixed interest rates that range between 4.0% and 4.4%;
•	The Term A/B Trusts securitized by MRBs have fixed interest rates of 4.5%;
•	The TOB Trusts securitized by PHC Certificates have variable interest rates of 3.9%; and
•	The mortgages payable have fixed and variable interest rates that range between 4.7% and 5.0%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on the variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of December 31, 2018:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2018
July 2014	$30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	536
June 2017	90,757,226	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	158,989
June 2017	82,079,066	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	465,983
Sept 2017	59,038,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	53
							$626,633

(1)	For additional details, see Note 22 to the Partnership's consolidated financial statements.

We previously contracted for two interest rate swaps with DB that were intended to mitigate interest rate risk for the variable rate PHC TOB Trusts. The two interest rate swaps were terminated during 2018.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates as of December 31, 2018:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$42,476	$(85,440)	$(170,390)	$(255,327)	$(340,220)
TEBS Debt Financings	21,715	(41,005)	(80,916)	(121,124)	(161,359)
Other Investment Financings	58,501	(116,939)	(233,793)	(350,562)	(467,246)
Total	$122,692	$(243,384)	$(485,099)	$(727,013)	$(968,825)

The interest rate sensitivity table (“Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve.  Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions.

No assurance can be made that the assumptions included in the Table presented herein will occur or that other events would not occur that would affect the outcomes of the analysis.  Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2018, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Partners of

America First Multifamily Investors, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of America First Multifamily Investors, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2019

We have served as the Partnership’s auditor since 2016.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$32,001,925	$69,597,699
Restricted cash	1,266,686	1,985,630
Interest receivable, net	7,011,839	6,541,132
Mortgage revenue bonds held in trust, at fair value (Note 6)	645,258,873	710,867,447
Mortgage revenue bonds, at fair value (Note 6)	86,894,562	77,971,208
Public housing capital fund trusts, at fair value (Note 7)	48,672,086	49,641,588
Real estate assets: (Note 8)
Land and improvements	4,971,665	7,319,235
Buildings and improvements	71,897,070	78,953,488
Real estate assets before accumulated depreciation	76,868,735	86,272,723
Accumulated depreciation	(12,272,387)	(9,580,531)
Net real estate assets	64,596,348	76,692,192
Investments in unconsolidated entities (Note 9)	76,534,306	39,608,927
Property loans, net of loan loss allowance (Note 10)	15,961,012	29,513,874
Other assets (Note 12)	4,515,609	7,348,302
Total Assets	$982,713,246	$1,069,767,999

Liabilities:
Accounts payable, accrued expenses and other liabilities	$7,543,822	$8,494,227
Distribution payable	7,576,167	8,423,803
Unsecured lines of credit (Note 13)	35,659,200	50,000,000
Debt financing, net (Note 14)	505,663,565	558,328,347
Mortgages payable and other secured financing, net (Note 15)	27,454,375	35,540,174
Derivative swaps, at fair value (Note 16)	-	826,852
Total Liabilities	583,897,129	661,613,403

Commitments and Contingencies (Note 17)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million authorized, issued and outstanding, net (Note 18)	94,350,376	94,314,326

Partnersʼ Capital:
General Partner (Note 1)	344,590	437,256
Beneficial Unit Certificates ("BUCs," Note 1)	304,121,151	313,403,014
Total Partnersʼ Capital	304,465,741	313,840,270
Total Liabilities and Partnersʼ Capital	$982,713,246	$1,069,767,999

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Property revenues	$9,074,805	$13,499,645	$17,404,439
Investment income	51,479,641	48,225,068	36,892,996
Contingent interest income	9,322,849	3,147,165	2,021,077
Other interest income	7,636,226	4,681,578	2,660,238
Other income	3,842,055	828,089	-
Total revenues	81,355,576	70,381,545	58,978,750
Expenses:
Real estate operating (exclusive of items shown below)	5,300,296	8,228,297	9,223,108
Impairment of securities	1,141,020	761,960	-
Impairment charge on real estate assets	150,000	-	61,506
Depreciation and amortization	3,556,265	5,212,859	6,862,530
Amortization of deferred financing costs	1,673,044	2,324,535	1,862,509
Interest expense	23,190,012	22,155,443	15,469,639
General and administrative	13,082,023	12,769,757	10,837,188
Total expenses	48,092,660	51,452,851	44,316,480
Other Income:
Gain on sales of real estate assets, net	4,051,429	17,753,303	14,072,317
Gain on sale of securities	-	-	8,097
Gain on sale of investment in an unconsolidated entity	2,904,087	-	-
Income before income taxes	40,218,432	36,681,997	28,742,684
Income tax expense (benefit)	(921,097)	6,019,146	4,959,000
Net income	41,139,529	30,662,851	23,783,684
Net income (loss) attributable to noncontrolling interest	-	71,653	(823)
Partnership net income	41,139,529	30,591,198	23,784,507
Redeemable Series A Preferred Unit distributions and accretion	(2,871,050)	(1,982,538)	(583,407)
Net income available to Partners	$38,268,479	$28,608,660	$23,201,100

Net income available to Partners and noncontrolling interest allocated to:
General Partner	$2,285,943	$2,140,074	$2,992,106
Limited Partners - BUCs	35,755,806	26,293,975	20,176,693
Limited Partners - Restricted units	226,730	174,611	32,301
Noncontrolling interest	-	71,653	(823)
	$38,268,479	$28,680,313	$23,200,277
BUC holders' interest in net income per BUC, basic and diluted	$0.60	$0.44	$0.34
Distributions declared, per BUC	$0.50	$0.50	$0.50
Weighted average number of BUCs outstanding, basic	60,028,120	59,895,229	60,182,264
Weighted average number of BUCs outstanding, diluted	60,028,120	59,895,229	60,182,264

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
Net income	$41,139,529	$30,662,851	$23,783,684
Reversal of net unrealized gain on sale of securities	-	-	(236,439)
Reversal of net unrealized losses (gains) on securities with other-than-temporary impairment	525,446	(672,097)	-
Unrealized gain (loss) on securities	(14,168,694)	36,797,352	(18,596,853)
Unrealized gain (loss) on bond purchase commitments	(3,002,540)	603,091	(3,234,911)
Comprehensive income	24,493,741	67,391,197	1,715,481
Comprehensive income (loss) allocated to noncontrolling interest	-	71,653	(823)
Partnership comprehensive income	$24,493,741	$67,319,544	$1,716,304

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2016	$399,077	60,252,928	$312,720,264	$5,486	$313,124,827	$60,963,687
Reversal of net unrealized gain on sale of securities	(2,364)		(234,075)	-	(236,439)	(236,439)
Distributions paid or accrued:
Regular distribution	(217,646)		(21,546,966)	-	(21,764,612)	-
Distribution of Tier 2 income (Note 3)	(2,858,650)		(8,575,949)	-	(11,434,599)	-
Net income (loss) allocable to Partners	2,992,106		20,208,994	(823)	23,200,277	-
Repurchase of BUCs	-	(272,307)	(1,603,658)	-	(1,603,658)	-
Restricted units awarded	-	272,307	-	-	-	-
Restricted unit compensation expense	8,331		824,811	-	833,142	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(28,390)	(153,306)	-	(153,306)	-
Unrealized loss on securities	(185,969)		(18,410,884)	-	(18,596,853)	(18,596,853)
Unrealized loss on bond purchase commitments	(32,349)		(3,202,562)	-	(3,234,911)	(3,234,911)
Balance as of December 31, 2016	$102,536	60,224,538	$280,026,669	$4,663	$280,133,868	$38,895,484
Distribution to noncontrolling interest	-		-	(76,316)	(76,316)	-
Distributions paid or accrued:
Regular distribution	(194,272)		(19,232,974)	-	(19,427,246)	-
Distribution of Tier 2 income (Note 3)	(1,994,518)		(5,983,555)	-	(7,978,073)	-
Distribution of Tier 3 income (Note 3)	-		(4,928,231)	-	(4,928,231)	-
Net income allocable to Partners	2,140,074		26,468,586	71,653	28,680,313	-
Sale of BUCs, net of issuance costs	-	161,383	805,890	-	805,890	-
Repurchase of BUCs	-	(254,656)	(1,466,222)	-	(1,466,222)	-
Restricted units awarded	-	283,046	-	-	-	-
Restricted unit compensation expense	16,152		1,599,090	-	1,615,242	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(40,637)	(247,301)	-	(247,301)	-
Unrealized gain on securities	367,974		36,429,378	-	36,797,352	36,797,352
Unrealized gain on bond purchase commitments	6,031		597,060	-	603,091	603,091
Reversal of net unrealized gain on securities with other-than-temporary impairment	(6,721)		(665,376)	-	(672,097)	(672,097)
Balance as of December 31, 2017	$437,256	60,373,674	$313,403,014	$-	$313,840,270	$75,623,830
Cumulative effect of accounting change (Note 2)	(2,169)		(214,779)	-	(216,948)	-
Distributions paid or accrued:
Regular distribution	(166,089)		(16,442,861)	-	(16,608,950)	-
Distribution of Tier 2 income (Note 3)	(2,062,118)		(6,186,356)	-	(8,248,474)	-
Distribution of Tier 3 income (Note 3)	-		(7,637,602)	-	(7,637,602)	-
Net income allocable to Partners	2,285,943		35,982,536	-	38,268,479	-
Sale of BUCs, net of issuance costs	-	349,136	1,953,829	-	1,953,829	-
Repurchase of BUCs	-	(268,575)	(1,697,613)	-	(1,697,613)	-
Restricted units awarded	-	309,212	-	-	-	-
Restricted unit compensation expense	18,225		1,804,300	-	1,822,525	-
Restricted units forfeited	-	(6,957)	-	-	-	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(65,023)	(363,987)	-	(363,987)	-
Unrealized loss on securities	(141,687)		(14,027,007)	-	(14,168,694)	(14,168,694)
Unrealized loss on bond purchase commitments	(30,025)		(2,972,515)	-	(3,002,540)	(3,002,540)
Reversal of net unrealized loss on securities with other-than-temporary impairment	5,254		520,192		525,446	525,446
Balance as of December 31, 2018	$344,590	60,691,467	$304,121,151	$-	$304,465,741	$58,978,042

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$41,139,529	$30,662,851	$23,783,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,556,265	5,212,859	6,862,530
Provision for loan loss	-	295,000	-
Gain on sale of real estate assets, net	(4,051,429)	(17,753,303)	(14,072,317)
Gain on sale of investment in an unconsolidated entity	(2,904,087)	-	-
Contingent interest realized on investing activities	(9,322,849)	(2,927,948)	(1,379,466)
Gain on sale of securities	-	-	(8,097)
Impairment of securities	1,141,020	761,960	-
Impairment charge on real estate assets	150,000	-	-
Gain on derivatives, net of cash paid	(856,264)	(170,031)	(17,618)
Restricted unit compensation expense	1,822,525	1,615,242	833,142
Bond premium/discount amortization	(67,596)	(320,382)	(153,922)
Amortization of deferred financing costs	1,673,044	2,324,535	1,862,509
Deferred income tax expense (benefit) & income tax payable/receivable	(957,501)	(400,000)	366,000
Change in preferred return receivable from unconsolidated entities, net	(3,498,255)	(2,922,158)	(718,701)
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	(470,707)	442,071	(1,762,344)
(Increase) decrease in other assets	(870,098)	245,564	(112,174)
Increase (decrease) in accounts payable and accrued expenses	(818,176)	73,267	(251,695)
Net cash provided by operating activities	25,665,421	17,139,527	15,231,531
Cash flows from investing activities:
Capital expenditures	(532,977)	(441,790)	(635,739)
Proceeds from sale of MF Properties	13,450,000	46,525,000	45,850,000
Proceeds from sale of land held for development	-	3,000,000	-
Proceeds from sale of mortgage revenue bond	-	-	9,295,000
Proceeds from the sale of MBS Securities	-	-	14,997,069
Proceeds from sale of investment in an unconsolidated entity	11,002,761	-	-
Acquisition of mortgage revenue bonds	(41,708,000)	(121,347,000)	(130,620,000)
Contributions to unconsolidated entities	(38,646,325)	(14,096,478)	(18,751,305)
Acquisition of MF Property	-	-	(9,867,847)
Principal payments received on mortgage revenue bonds and contingent interest	88,006,338	52,964,448	7,630,638
Principal payments received on taxable mortgage revenue bonds	979,808	1,565,455	551,162
Principal payments received on PHC Certificates	701,614	5,979,738	2,014,120
Cash paid for land held for development and deposits on potential purchases	(2,764,403)	(381,066)	(100,000)
Advances on property loans	(66,652)	(2,712,816)	(8,414,215)
Principal payments received on property loans and contingent interest	18,696,269	2,667,276	2,806,056
Net cash provided by (used in) investing activities	49,118,433	(26,277,233)	(85,245,061)
Cash flows from financing activities:
Distributions paid	(36,161,829)	(33,465,038)	(34,245,664)
Proceeds from the sale of redeemable Series A Preferred Units	-	53,631,000	40,869,000
Payment of offering costs related to the sale of redeemable Series A Preferred Units	-	(8,875)	(86,814)
Acquisition of interest rate derivatives	-	(556,017)	-
Repurchase of BUCs	(1,697,613)	(1,466,222)	(1,603,658)
Proceeds from the sale of BUCs	2,033,731	978,628	-
Payment of offering costs related to the sale of BUCs	(40,703)	(101,143)	-
Payment of tax withholding related to restricted unit awards	(363,987)	(400,607)	-
Distribution to noncontrolling interest	-	(76,316)	-
Proceeds from debt financing	238,920,000	144,100,000	173,302,645
Principal payments on debt financing	(292,601,847)	(81,773,730)	(129,465,032)
Principal payments on other secured financing	-	-	(7,500,000)
Principal borrowing on mortgages payable	-	-	7,500,000
Principal payments on mortgages payable	(8,215,176)	(15,952,005)	(17,997,186)
Principal borrowing on unsecured and secured lines of credit	52,708,000	80,560,000	87,487,639
Principal payments on unsecured and secured lines of credit	(67,048,800)	(90,560,000)	(44,984,639)
Increase (decrease) in security deposit liability related to restricted cash	19,213	(227,029)	(44,984)
Debt financing and other deferred costs	(649,561)	(1,467,831)	(1,697,713)
Net cash provided by (used in) financing activities	(113,098,572)	53,214,815	71,533,594
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,314,718)	44,077,109	1,520,064
Cash, cash equivalents and restricted cash at beginning of period	71,583,329	27,506,220	25,986,156
Cash, cash equivalents and restricted cash at end of period	$33,268,611	$71,583,329	$27,506,220

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,534,203	$21,558,593	$15,175,628
Cash paid during the period for income taxes	$180,476	$5,890,835	$4,615,000
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$7,576,167	$8,423,803	$8,017,950
Distributions declared but not paid for Series A Preferred Units	$708,750	$692,917	$271,518
Land contributed as investment in an unconsolidated entity	$2,879,473	$3,091,023	$-
Capital expenditures financed through accounts payable	$43,673	$72,390	$46,528
Deferred financing costs financed through accounts payable	$-	$90,339	$234,372
Liabilities assumed in the acquisition of MF Property	$-	$-	$135,326
BUCs surrendered for tax withholding liabilities on restricted units	$-	$-	$153,306

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$32,001,925	$69,597,699	$20,748,521
Restricted cash	1,266,686	1,985,630	6,757,699
Total cash, cash equivalents and restricted cash	$33,268,611	$71,583,329	$27,506,220

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership expects and believes the interest earned on these MRBs is excludable from gross income for federal income tax purposes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which may or may not be financed by MRBs held by the Partnership.   The Partnership may acquire real estate securing its MRBs or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in MRBs issued to finance these properties or to operate the MF Property until its “highest and best use” can be determined by management.

The Partnership’s general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) in private placements. The Series A Preferred Units represent limited interests in the Partnership under the Partnerships” First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Amended and Restated LP Agreement”). The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership pursuant to a subscription agreement with five financial institutions (see Note 18). The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders.”

All disclosures of the number of rental units for properties related to MRBs, taxable MRBs and MF Properties are unaudited.

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes the Partnership, its consolidated subsidiaries and consolidated variable interest entities. All intercompany transactions are eliminated. As of December 31, 2018, the consolidated subsidiaries of the Partnership consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the Tax-Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with the Federal Home Loan Mortgage Corporation (“Freddie Mac”),

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the second TEBS Financing (“M31 TEBS Financing”) with Freddie Mac,
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership created to hold MRBs to facilitate the third TEBS Financing (“M33 TEBS Financing”) with Freddie Mac,
•	ATAX TEBS IV, LLC, a special purpose entity owned and controlled by the Partnership created to hold MRBs to facilitate the fourth TEBS Financing (“M45 TEBS Financing”) with Freddie Mac,
•	ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, committed to loan money or provide equity for the development of multifamily properties,
•

One wholly-owned corporation (“the Greens Hold Co”). The Greens Hold Co owns 100% of The 50/50 MF Property and certain property loans as of December 31, 2018. The Greens Hold Co held a 99% limited partnership interest in the Northern View MF Property until its sale in March 2017 and held 100% ownership interests in the Eagle Village, Residences of DeCordova and Residences of Weatherford MF Properties until their sales in November 2017, and

•

The Suites on Paseo MF Property is owned directly by the Partnership. The Partnership owned, through a wholly-owned subsidiary, 100% of the Jade Park MF Property until selling the property in September 2018.

The Partnership also consolidates variable interest entities (“VIEs”) in which it is deemed to be the primary beneficiary. See Note 5 for information regarding the Partnership’s consolidated VIEs.

Variable Interest Entities

Under the accounting guidance for consolidation, the Partnership must evaluate entities in which it holds a variable interest to determine if the entities are VIEs and if the Partnership is the primary beneficiary. The entity that is deemed to have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, is considered the primary beneficiary. If the Partnership is deemed to be the primary beneficiary, then it must consolidate the VIEs in its consolidated financial statements.  The Partnership has consolidated all VIEs in which it has determined it is the primary beneficiary. In the Partnership’s consolidated financial statements, all transactions and accounts between the Partnership and the consolidated VIEs have been eliminated in consolidation.

The Partnership re-evaluates VIEs at each reporting date based on events and circumstances at the VIEs.  As a result, changes to the consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.

The Partnership does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) impacts its status as a partnership for federal income tax purposes or the status of Unitholders as partners of the Partnership. In addition, the consolidation of VIEs is not expected to impact the treatment of the MRBs owned by consolidated VIEs, the tax-exempt nature of the interest payments on secured debt financings, or the manner in which the Partnership’s income is reported to Unitholders on IRS Schedule K-1.

Acquisition Accounting

Pursuant to the accounting guidance for acquisitions, the Partnership allocates the contractual purchase price of a property acquired to the land, building, improvements and leases in existence as of the date of acquisition based on their relative fair values.  The building is valued as if vacant. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases and is included in the statement of operations under depreciation and amortization expense. Costs incurred to acquire a property that is considered a business for accounting purposes are expensed. Costs associated with an asset acquisition for accounting purposes are capitalized.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid securities and investments in federally tax-exempt securities with maturities of three months or less when purchased.

Concentration of Credit Risk

The Partnership maintains the majority of its unrestricted cash balances at three financial institutions.  The balances insured by the Federal Deposit Insurance Corporation are equal to $250,000 at each institution.  At various times the cash balances have exceeded the $250,000 limit.  The Partnership is also exposed to risk on its short-term investments in the event of non-performance by counterparties.  The Partnership does not anticipate any non-performance.  This risk is minimized significantly by the Partnership’s short-term investment portfolio being restricted to investment grade securities.

Restricted Cash

Restricted cash is legally restricted to use and is comprised of resident security deposits, required maintenance reserves, escrowed funds, and property rehabilitation.  In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities and the Partnership’s interest rate derivatives. Restricted cash is presented with cash and cash equivalents on the consolidated statement of cash flows in accordance with the adoption of Accounting Standards Update (“ASU”) 2016-18, effective for the Partnership as of January 1, 2018.

Investments in Mortgage Revenue Bonds, Taxable Mortgage Revenue Bonds and Bond Purchase Commitments

The Partnership accounts for its investments in MRBs, taxable MRBs and bond purchase commitments under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 22 for a description of the Partnership’s methodology for estimating fair value of MRBs, taxable MRBs and bond purchase commitments.

The Partnership periodically reviews each of its MRBs, taxable MRBs and bond purchase commitments for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including:

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

The recognition of other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the Partnership’s consolidated financial statements. If the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. There were no impairment charges reported by the Partnership related to MRBs, taxable MRBs or bond purchase commitments during the years ended December 31, 2018, 2017 and 2016.

Investment in PHC Certificates and MBS Securities

The Partnership accounts for its investments in PHC Certificates under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the underlying contractual payments, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 22 for a description of the Partnership’s methodology for estimating fair value for the PHC Certificates. The Partnership sold its remaining MBS Securities in the first quarter of 2016.

The Partnership periodically reviews the PHC Certificates for impairment. The Partnership evaluates whether declines in the fair value of the investments below amortized cost are other-than temporary. Factors considered include:

•	The duration and severity of the decline in fair value,
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers,
•	Downgrade in the security’s rating by Standard & Poor’s, and
•	Volatility of the fair value of the security.

See Note 7 for information on recognized impairment of the PHC Certificates.

Real Estate Assets

The Partnership’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily, student housing, and senior citizen residential apartment buildings and five to 15 years on capital improvements. Depreciation expense is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while improvements, renovations, and replacements are capitalized. The Partnership also holds land held for investment and development which is reported at cost. The Partnership recognizes gains and losses equal to the difference between proceeds on sale and the net carrying value of the assets at the date of disposition.

The Partnership reviews real estate assets for impairment at least quarterly and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. When indicators of potential impairment suggest that the carrying value of a real estate asset may not be recoverable, the Partnership compares the carrying amount of the real estate asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying value exceeds the undiscounted net cash flows, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. See Note 8 for information on recognized impairment charges.

Investments in Unconsolidated Entities

The Partnership makes initial investments in and is committed to invest, through ATAX Vantage Holdings, LLC, in certain limited liability companies (“Vantage Properties”). ATAX Vantage Holdings, LLC holds a limited membership interest in the Vantage Properties. The investments are used to construct multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and accounts for its limited membership interests using the equity method of accounting.

The Partnership reviews its investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Factors considered include:

•	The absence of an ability to recover the carrying amount of the investment;
•	The inability of the investee to sustain an earnings capacity that justifies the carrying amount of the investment; or
•	Estimated sales proceeds that are insufficient to recover the carrying amount of the investment.

The Partnership’s assessment of whether a decline in value is other than temporary is based on its ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered other than temporary, an impairment charge is recorded equal to the excess of the carrying value over the estimated fair value of the investment.

The Partnership earns a return on its investment that is guaranteed by an unrelated third party.  The term of the third-party guarantee is from the initial investment date through the second anniversary of construction completion. The Partnership recognizes a return based upon the guarantee provided by an unrelated third-party, the guarantor’s financial ability to perform under the guarantee and the cash flows expected to be received from each property.  These returns are reported as investment income in the Partnership’s consolidated statements of operations (see Note 9).

Property Loans, Net of Loan Loss Allowance

The Partnership invests in taxable property loans made to the owners of certain multifamily properties. Most of the property loans are with multifamily properties that secure MRBs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and is reported within other interest income on the Partnership’s consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. The repayment of these property loans is dependent largely on the value of the related property or its cash flows.  The Partnership periodically evaluates these loans for potential losses by estimating the fair value of the related property and comparing the fair value to the outstanding MRBs or senior financing plus the Partnership’s property loans.  The Partnership utilizes a discounted cash flow model that considers varying assumptions.  The discounted cash flow analysis may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the property, after deducting the amortized cost basis of the MRB or senior financing, exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment. See Note 10 for additional information on the Partnership’s loan loss allowances.

Accounting for TOB, Term TOB, Term A/B and TEBS Financing Arrangements

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

The Partnership recognizes interest expense for fixed-rate TEBS Financings with escalating stated interest rates using the effective interest method over the estimated term of the arrangement.

Deferred Financing Costs

Debt financing costs are capitalized and amortized using the effective interest method through either the stated maturity date or the optional redemption date of the related debt financing agreement. Debt financing costs associated with revolving line of credit arrangements are reported within other assets on the Partnership’s consolidated balance sheets. Deferred financing costs associated with debt financings are reported as reductions to the carrying value of the related debt financings on the Partnership’s consolidated balance sheets.

Bond issuance costs are capitalized and amortized utilizing the effective interest method over the stated maturity of the related MRBs. Bond issuance costs are reported as an adjustment to the carrying cost of the related MRB on the Partnership’s consolidated balance sheets.

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

The Greens Hold Co is subject to federal and state income taxes.  The Partnership recognizes income tax expense or benefit for the federal and state income taxes incurred by this entity in its consolidated financial statements.

The Partnership evaluates its tax positions taken in its consolidated financial statements under the accounting guidance for uncertain tax positions. As such, the Partnership may recognize a tax benefit from an uncertain tax position only if the Partnership believes it is more likely than not that the tax position will be sustained on examination by taxing authorities. The Partnership accrues interest and penalties as incurred within income tax expense.

Deferred income tax expense, or benefit, is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), such as depreciation, amortization of financing costs, etc. and the utilization of tax net operating losses (“NOLs”) generated in prior years that had been recognized as deferred income tax assets. The Partnership values its deferred tax assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse and reflects changes to enacted rates contained in the Tax Cuts and Jobs Act of 2017 that was signed into law in December 2017. The Partnership records a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred income tax expense.

Investment Income from Investments in Mortgage Revenue Bonds

The interest income received by the Partnership from its MRBs is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing MRBs is recognized as it is earned. Current and past due base interest income on MRBs not fully performing is recognized as it is received. The Partnership reinstates the accrual of base interest once the MRBs’ ability to perform is adequately demonstrated. Base interest income related to tax-exempt and taxable MRBs is included within investment income and other interest income, respectively, on the Partnership’s consolidated statements of operations. Certain MRBs contain contingent interest provisions that may generate excess available cash flow. Contingent interest income is recognized when realized or realizable.  Past due contingent interest on MRBs, which are or were previously not fully performing, is recognized when realized or realizable.  As of December 31, 2018 and 2017, the Partnership’s MRBs were fully performing as to their base interest. As of December 31, 2018, there were no MRBs outstanding that included contingent interest provisions.

The Partnership adopted the provisions of ASU 2017-08 relating to premiums on purchased callable debt securities effective January 1, 2018. Upon adoption of this ASU, premiums on callable MRB investments are amortized as a yield adjustment to the earliest call date. Prior to January 1, 2018, the Partnership amortized premiums on callable debt securities as a yield adjustment to the stated maturity date. On January 1, 2018, the Partnership recorded a cumulative adjustment to partners’ capital of approximately $217,000. Results for periods prior to January 1, 2018 were not adjusted. The impact of the adoption of the ASU to net income for the year ended December 31, 2018 was a decrease in investment income of approximately $68,000 as compared to the previous accounting policy. Discounts on MRB investments continue to be amortized as a yield adjustment to the stated maturity date. Amortization of premiums and discounts is recognized as investment income on the Partnership’s consolidated statements of operations.

Investment Income from PHC Certificates and MBS Securities

Interest income on the PHC Certificates is recognized as it is earned. The PHC Certificate Trust I was purchased at a premium and PHC Certificate Trusts II and III were purchased at a discount. The premiums and discounts are amortized using the effective yield method over the term of the related PHC Certificate and amortization is recognized as investment income on the Partnership’s consolidated statements of operations.

Interest income on the MBS Securities is recognized as it is earned.

Revenue Recognition on Investments in Real Estate

The Partnership’s MF Properties are lessors of multifamily, student housing, and senior citizen rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term. The Partnership also recognizes other non-lease revenues related to other operations at the MF Properties such as parking and food service revenues at student housing properties. Such revenues are recognized over time as services are provided. Such non-lease revenue streams are within the scope of Accounting Standards Codification (“ASC”) 606, which was effective for the Partnership as of January 1, 2018. The adoption of ASC 606 did not have a material impact on the Partnership’s consolidated financial statements.

Derivative Instruments and Hedging Activities

The Partnership reports all derivative instrument assets or liabilities in the consolidated balance sheets at fair value. The Partnership’s derivative instruments are not designated as hedging instruments and changes in fair value are recognized in the Partnership’s consolidated statements of operations as interest expense.  The Partnership is exposed to loss should a counterparty to its derivative instruments default.  The Partnership does not anticipate non-performance by any counterparty.

Redeemable Series A Preferred Units

The Partnership has issued Series A Preferred Units, which represent limited partnership interests in the Partnership, to various financial institutions.  The Series A Preferred Units are recorded as mezzanine equity due to the holders’ redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. The costs of issuing the Series A Preferred Units have been netted against the carrying value of the Series A Preferred Units and are being amortized to the first redemption date (see Note 18).

Beneficial Unit Certificates (“BUCs”)

The Partnership has issued BUCs representing assigned limited partnership interests to investors. Costs related to the issuance of BUCs are recorded as a reduction to partners’ capital when issued.

Restricted Unit Awards (“RUA” or “RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”), as approved by the BUC holders in September 2015, permits the grant of RUAs and other awards to the employees of Burlington, or any affiliate, who performs services for Burlington, the Partnership or an affiliate, and members of Burlington’s Board of Managers for up to 3.0 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to up to three years. RUAs currently provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control or upon death or disability of the participant. The Partnership accounts for forfeitures when they occur.

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

Net Income per BUC

The Partnership uses the two-class method to allocate net income available to BUCs and the unvested RUAs as the RUAs are participating securities. Unvested RUAs are included with BUCs for the calculation of diluted net income per BUC using the treasury stock method, if the treasury stock method is more dilutive than the two-class method.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates and assumptions include those used in determining (i) the fair value of MRBs, PHC Certificates, bond purchase commitments and interest rate derivatives, (ii) investment impairments, (iii) impairment of real estate assets, (iv) allocation of the purchase price for acquisition accounting and (v) allowances for loan losses.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)” that requires lessees to recognize right-to-use assets and related lease liabilities on the balance sheet and disclose key information about leasing arrangements.  Lessees are required to classify their leases as financing leases or operating leases, with the classification affecting the pattern and classification of expense recognition in the statement of operations.  The ASU requires lessors to classify leases as sales-type leases, direct financing leases, or operating leases.  In July 2018, the FASB issued ASUs 2018-10 and 2018-11 containing further implementation guidance. ASU 2018-11 allows the Partnership to apply the new lease requirements as of the effective date, January 1, 2019, and not apply the guidance retrospectively to comparative periods. The Partnership will use this adoption method and will continue to report comparative periods prior to adoption using previously effective lease accounting guidance. Furthermore, the Partnership anticipates adopting the “package” of practical expedients, electing to not apply new guidance to short-term leases, and electing to combine lease and non-lease components for lessor and lessee leases. The Partnership has performed a comprehensive assessment of its lessor and lessee leasing arrangements. The accounting for lessor arrangements with tenants at the MF Properties, which have been determined to be operating leases, is not expected to be materially impacted by the new guidance. For the Partnership’s lessee leases, the Partnership has identified operating leases for office equipment and a ground lease at The 50/50 MF Property. At adoption of the ASU on January 1, 2019, the Partnership will recognize net right-of-use assets totaling approximately $1.7 million and lease liabilities totaling approximately $2.1 million.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The ASU enhances the methodology of measuring expected credit losses for financial assets, to include the use of reasonable and supportable forward-looking information to better estimate credit losses. The ASU potentially impacts the Partnership’s accounting for receivables, property loans, financial guarantees and commitments. The ASU also makes changes to the impairment model for available-for-sale debt securities. These changes will potentially impact the Partnership’s impairment analysis for MRBs, PHC Certificates, taxable MRBs and bond purchase commitments.  The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2019 and is applied using a modified-retrospective approach. The Partnership is currently assessing the impact of the adoption of this pronouncement on the Partnership’s consolidated financial statements.

3. Partnership Income Allocation and Cash Distributions

The Amended and Restated LP Agreement of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of Series A Preferred Units and BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of Series A Preferred Units and BUCs held by each Unitholder on that date.

For purposes of the Amended and Restated LP Agreement, income and cash received by the Partnership from its investments in MF Properties, investments in unconsolidated entities and property loans will be included in the Partnership’s Net Interest Income, and cash distributions received by the Partnership from the sale or redemption of such investments will be included in the Partnership’s Net Residual Proceeds.

Series A Preferred Units were created pursuant to the First Amendment to the Amended and Restated LP Agreement (the “First Amendment”), which became effective on March 30, 2016. The holders of the Series A Preferred Units are entitled to distributions at a fixed rate of 3.0% per annum prior to payment of distributions to other Unitholders.

Cash distributions are currently made on a quarterly basis. The General Partner can elect to make distributions on a monthly or semi-annual basis. On each distribution date, Net Interest Income (Tier 1) is distributed 99% to the limited partners and BUC holders as a class and 1% to AFCA 2. Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2) representing contingent interest up to 0.9% per annum of the principal amount of the MRBs and carrying value of other investments on a cumulative basis are distributed 75% to the limited partners and BUC holders as a class and 25% to the General Partner. Contingent interest received by the Partnership in excess of the maximum Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2) is considered Net Interest Income (Tier 3) and Net Residual Proceeds (Tier 3) and distributed 100% to the limited partners and BUC holders as a class.

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2018, 2017, and 2016 were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Cash distributions	$0.5000	$0.5000	$0.5000

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities. There were no dilutive BUCs for the years ended December 31, 2018, 2017 and 2016.

5. Variable Interest Entities

Consolidated VIEs

The Partnership has determined the TOB, Term TOB, Term A/B and TEBS Financings are VIEs and the Partnership is the primary beneficiary. In determining the primary beneficiary of these specific VIEs, the Partnership considered which party has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The executed agreements related to the TOB, Term TOB, Term A/B and TEBS Financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, Term TOB, Term A/B and TEBS Financings on a consolidated basis. The Partnership reports the senior floating-rate participation interests (“SPEARS”) related to the TOB Trusts and the Class A Certificates for the Term A/B Trusts and TEBS Financings as secured debt financings on the Partnership’s consolidated balance sheets (see Note 14). The MRBs secured by the TOB, Term TOB, Term A/B and TEBS Financings are reported as assets on the Partnership’s consolidated balance sheets (see Note 6).

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s consolidated financial statements.

The Partnership held variable interests in 17 and 23 non-consolidated VIEs as of December 31, 2018 and 2017, respectively. The following table summarizes the Partnerships variable interests in these entities as of December 31, 2018 and 2017:

	Maximum Exposure to Loss
	December 31, 2018	December 31, 2017
Mortgage revenue bonds	$51,791,000	$146,344,195
Property loans	8,367,635	15,824,613
Investment in unconsolidated entities	76,534,306	39,608,927
	$136,692,941	$201,777,735

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns as of December 31, 2018 and 2017. The difference between a MRB’s carrying value on the Partnership’s consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss for the property loans as of December 31, 2018 and 2017 is equal to the unpaid principal balance plus accrued interest. The difference between a property loans’ carrying value and the maximum exposure is the value of loan loss allowances, if any, that have been recorded against the property loans.

The maximum exposure to loss for investments in unconsolidated entities as of December 31, 2018 and 2017 is equal to the Partnership’s carrying value.

6. Investments in Mortgage Revenue Bonds

The Partnership owns MRBs that were issued by state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the MRBs do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the MRBs. The MRBs are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the MRBs is the net cash flow or the sale or refinancing proceeds from the properties. Each MRB is collateralized by a mortgage on all real and personal property included in the related property. The MRBs bear interest at a fixed rate and certain MRBs may provide for the payment of additional contingent interest that is payable from available net cash flow generated by the related property. There were no outstanding MRBs with contingent interest provisions as of December 31, 2018.

The following tables present information regarding the MRBs owned by the Partnership as of December 31, 2018 and 2017:

	December 31, 2018
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,230,000	$954,573	$-	$11,184,573
Glenview Apartments - Series A (4)	CA	4,581,930	524,024	-	5,105,954
Harmony Court Bakersfield - Series A (5)	CA	3,730,000	312,844	-	4,042,844
Harmony Terrace - Series A (5)	CA	6,900,000	647,686	-	7,547,686
Harden Ranch - Series A (3)	CA	6,775,508	1,007,557	-	7,783,065
Las Palmas II - Series A (5)	CA	1,692,774	141,187	-	1,833,961
Montclair Apartments - Series A (4)	CA	2,482,288	246,752	-	2,729,040
Montecito at Williams Ranch Apartments - Series A (2)	CA	7,690,000	973,133	-	8,663,133
San Vicente - Series A (5)	CA	3,490,410	291,121	-	3,781,531
Santa Fe Apartments - Series A (4)	CA	3,007,198	401,203	-	3,408,401
Seasons at Simi Valley - Series A (5)	CA	4,325,536	655,326	-	4,980,862
Seasons Lakewood - Series A (5)	CA	7,350,000	654,929	-	8,004,929
Seasons San Juan Capistrano - Series A (5)	CA	12,375,000	1,102,687	-	13,477,687
Summerhill - Series A (5)	CA	6,423,000	508,639	-	6,931,639
Sycamore Walk - Series A (5)	CA	3,598,006	363,405	-	3,961,411
The Village at Madera - Series A (5)	CA	3,085,000	229,934	-	3,314,934
Tyler Park Townhomes - Series A (3)	CA	5,903,368	731,073	-	6,634,441
Vineyard Gardens - Series A (2)	CA	3,995,000	534,351	-	4,529,351
Westside Village Market - Series A (3)	CA	3,857,839	483,436	-	4,341,275
Brookstone (1)	IL	7,432,076	1,956,010	-	9,388,086
Copper Gate Apartments (3)	IN	5,055,000	643,012	-	5,698,012
Renaissance - Series A (4)	LA	11,123,800	1,383,680	-	12,507,480
Live 929 Apartments (2)	MD	40,240,405	2,873,978	-	43,114,383
Woodlynn Village (1)	MN	4,221,000	34,155	-	4,255,155
Greens Property - Series A (3)	NC	8,032,000	818,686	-	8,850,686
Silver Moon - Series A (4)	NM	7,822,610	778,940	-	8,601,550
Ohio Properties - Series A (1)	OH	13,989,000	241,675	-	14,230,675
Bridle Ridge (1)	SC	7,395,000	90,349	-	7,485,349
Columbia Gardens (5)	SC	13,222,480	1,396,828	-	14,619,308
Companion at Thornhill Apartments (5)	SC	11,294,928	1,148,219	-	12,443,147
Cross Creek (1)	SC	6,143,919	2,540,949	-	8,684,868
The Palms at Premier Park Apartments (3)	SC	19,044,617	2,194,791	-	21,239,408
Village at River's Edge (5)	SC	9,938,059	1,421,114	-	11,359,173
Willow Run (5)	SC	13,040,029	1,375,542	-	14,415,571
Arbors at Hickory Ridge (3)	TN	11,194,690	1,399,461	-	12,594,151
Pro Nova 2014-1 (2)	TN	10,027,413	19,710	-	10,047,123
Avistar at Copperfield - Series A (2)	TX	10,000,000	589,196	-	10,589,196
Avistar at the Crest - Series A (3)	TX	9,357,374	1,036,288	-	10,393,662
Avistar at the Oaks - Series A (3)	TX	7,558,240	706,970	-	8,265,210
Avistar at the Parkway - Series A (4)	TX	13,114,418	1,232,292	-	14,346,710
Avistar at Wilcrest - Series A (2)	TX	3,775,000	206,263	-	3,981,263
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,624,687	-	33,474,687
Avistar in 09 - Series A (3)	TX	6,526,247	525,939	-	7,052,186
Avistar on the Boulevard - Series A (3)	TX	15,941,296	1,628,269	-	17,569,565
Avistar on the Hills - Series A (3)	TX	5,221,971	557,084	-	5,779,055
Bruton Apartments (5)	TX	17,933,482	2,046,056	-	19,979,538
Concord at Gulfgate - Series A (5)	TX	19,144,400	2,222,555	-	21,366,955
Concord at Little York - Series A (5)	TX	13,411,558	1,617,217	-	15,028,775
Concord at Williamcrest - Series A (5)	TX	20,775,940	2,505,243	-	23,281,183
Crossing at 1415 - Series A (5)	TX	7,474,716	600,738	-	8,075,454
Decatur Angle (5)	TX	22,630,276	1,945,516	-	24,575,792
Esperanza at Palo Alto (5)	TX	19,487,713	2,350,453	-	21,838,166
Heights at 515 - Series A (5)	TX	6,843,232	722,522	-	7,565,754
Heritage Square - Series A (4)	TX	10,958,661	893,881	-	11,852,542
Oaks at Georgetown - Series A (5)	TX	12,330,000	693,579	-	13,023,579
Runnymede (1)	TX	10,040,000	64,280	-	10,104,280
Southpark (1)	TX	11,623,649	2,482,923	-	14,106,572
15 West Apartments (5)	WA	9,737,418	1,480,489	-	11,217,907
Mortgage revenue bonds held in trust		$586,445,474	$58,813,399	$-	$645,258,873

(1)	MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 14
(2)	MRB held by Deutsche Bank in a secured financing transaction, see Note 14

(3)	MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 14
(4)	MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 14
(5)	MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 14

	December 31, 2018
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series B	CA	$6,228,000	$2,450	$-	$6,230,450
Seasons San Juan Capistrano - Series B	CA	5,574,000	-	(1,078)	5,572,922
Solano Vista - Series A & B	CA	5,768,000	-	-	5,768,000
Greens Property - Series B	NC	933,928	149,789	-	1,083,717
Village at Avalon - Series A	NM	16,400,000	1,408,802	-	17,808,802
Ohio Properties - Series B	OH	3,520,900	51,334	-	3,572,234
Rosewood Townhomes - Series A & B	SC	9,750,000	-	(644,962)	9,105,038
South Pointe Apartments - Series A & B	SC	22,700,000	-	(1,411,986)	21,288,014
Avistar at Copperfield - Series B	TX	4,000,000	11,730	-	4,011,730
Avistar at the Crest - Series B	TX	745,358	50,965	-	796,323
Avistar at the Oaks - Series B	TX	545,321	28,738	-	574,059
Avistar at the Parkway - Series B	TX	124,600	32,220	-	156,820
Avistar at Wilcrest - Series B	TX	1,550,000	4,013	-	1,554,013
Avistar at Wood Hollow - Series B	TX	8,410,000	23,940	-	8,433,940
Avistar in 09 - Series B	TX	449,841	18,742	-	468,583
Avistar on the Boulevard - Series B	TX	442,894	27,023	-	469,917
Mortgage revenue bonds held by the Partnership		$87,142,842	$1,809,746	$(2,058,026)	$86,894,562

	December 31, 2017
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A & B (2)	CA	$16,458,000	$1,226,192	$-	$17,684,192
Glenview Apartments - Series A (4)	CA	4,627,228	523,464	-	5,150,692
Harmony Court Bakersfield - Series A (2)	CA	3,730,000	430,637	-	4,160,637
Harmony Terrace - Series A & B (2)	CA	14,300,000	871,221	-	15,171,221
Harden Ranch - Series A (3)	CA	6,845,985	1,182,914	-	8,028,899
Las Palmas II - Series A & B (2)	CA	3,465,000	193,418	-	3,658,418
Montclair Apartments - Series A (4)	CA	2,506,828	398,840	-	2,905,668
San Vicente - Series A & B (2)	CA	5,320,000	309,038	-	5,629,038
Santa Fe Apartments - Series A (4)	CA	3,036,928	535,673	-	3,572,601
Seasons at Simi Valley - Series A (2)	CA	4,366,195	807,864	-	5,174,059
Seasons Lakewood - Series A & B (2)	CA	12,610,000	884,537	-	13,494,537
Seasons San Juan Capistrano - Series A & B (2)	CA	18,949,000	1,233,570	-	20,182,570
Summerhill - Series A & B (2)	CA	9,795,000	738,806	-	10,533,806
Sycamore Walk - Series A (2)	CA	3,632,000	490,314	-	4,122,314
The Village at Madera - Series A & B (2)	CA	4,804,000	355,303	-	5,159,303
Tyler Park Townhomes - Series A (3)	CA	5,965,475	807,688	-	6,773,163
Westside Village Market - Series A (3)	CA	3,898,427	568,423	-	4,466,850
Lake Forest (1)	FL	8,505,000	1,579,885	-	10,084,885
Brookstone (1)	IL	7,450,595	2,017,019	-	9,467,614
Copper Gate Apartments (3)	IN	5,100,000	778,339	-	5,878,339
Renaissance - Series A (4)	LA	11,239,441	2,096,328	-	13,335,769
Live 929 Apartments (2)	MD	40,573,347	3,710,942	-	44,284,289
Woodlynn Village (1)	MN	4,267,000	44,428	-	4,311,428
Greens Property - Series A (3)	NC	8,126,000	1,113,852	-	9,239,852
Silver Moon - Series A (4)	NM	7,879,590	1,140,448	-	9,020,038
Ohio Properties - Series A (1)	OH	14,113,000	788,199	-	14,901,199
Bridle Ridge (1)	SC	7,465,000	1,199	-	7,466,199
Columbia Gardens (2)	SC	13,396,856	1,413,831	-	14,810,687
Companion at Thornhill Apartments (2)	SC	11,404,758	1,284,441	-	12,689,199
Cross Creek (1)	SC	6,136,553	2,850,344	-	8,986,897
The Palms at Premier Park Apartments (3)	SC	19,238,297	2,712,429	-	21,950,726
Village at River's Edge (2)	SC	10,000,000	1,182,706	-	11,182,706
Willow Run (2)	SC	13,212,587	1,391,536	-	14,604,123
Arbors at Hickory Ridge (3)	TN	11,342,234	1,693,626	-	13,035,860
Pro Nova 2014-1 (2)	TN	10,038,889	133,878	-	10,172,767
Avistar at Copperfield - Series A (2)	TX	10,000,000	628,644	-	10,628,644
Avistar at the Crest - Series A (3)	TX	9,456,384	1,187,142	-	10,643,526
Avistar at the Oaks - Series A (3)	TX	7,635,895	938,465	-	8,574,360
Avistar at the Parkway - Series A (4)	TX	13,233,665	932,753	-	14,166,418
Avistar at Wilcrest - Series A (2)	TX	3,775,000	125,170	-	3,900,170
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,865,826	-	33,715,826
Avistar in 09 - Series A (3)	TX	6,593,300	716,944	-	7,310,244
Avistar on the Boulevard - Series A (3)	TX	16,109,972	1,947,465	-	18,057,437
Avistar on the Hills - Series A (3)	TX	5,275,623	648,383	-	5,924,006
Bella Vista (1)	TX	6,295,000	42,718	-	6,337,718
Bruton Apartments (2)	TX	18,051,775	3,042,939	-	21,094,714
Concord at Gulfgate - Series A (2)	TX	19,185,000	2,759,654	-	21,944,654
Concord at Little York - Series A (2)	TX	13,440,000	1,999,572	-	15,439,572
Concord at Williamcrest - Series A (2)	TX	20,820,000	2,994,839	-	23,814,839
Crossing at 1415 - Series A (2)	TX	7,540,000	634,091	-	8,174,091
Decatur Angle (2)	TX	22,794,912	2,985,955	-	25,780,867
Heights at 515 - Series A (2)	TX	6,903,000	580,522	-	7,483,522
Heritage Square - Series A (4)	TX	11,063,027	993,609	-	12,056,636
Oaks at Georgetown - Series A & B (2)	TX	17,842,000	915,705	-	18,757,705
Runnymede (1)	TX	10,150,000	79,514	-	10,229,514
Southpark (1)	TX	11,693,138	2,960,294	-	14,653,432
Vantage at Judson -Series B (4)	TX	26,133,557	3,117,969	-	29,251,526
15 West Apartments (2)	WA	9,797,833	1,839,648	-	11,637,481
Mortgage revenue bonds held in trust		$639,438,294	$71,429,153	$-	$710,867,447

(1)	MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 14
(2)	MRB held by Deutsche Bank in a secured financing transaction, see Note 14
(3)	MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 14
(4)	MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 14

	December 31, 2017
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montecito at Williams Ranch Apartments - Series A & B	CA	$12,471,000	$1,111,807	$-	$13,582,807
Seasons at Simi Valley - Series B	CA	1,944,000	-	(466)	1,943,534
Sycamore Walk - Series B	CA	1,815,000	-	(151)	1,814,849
Vineyard Gardens - Series A & B	CA	6,841,000	-	-	6,841,000
Greens Property - Series B	NC	937,399	193,991	-	1,131,390
Ohio Properties - Series B	OH	3,536,060	149,630	-	3,685,690
Rosewood Townhomes - Series A & B	SC	9,750,000	-	-	9,750,000
South Pointe Apartments - Series A & B	SC	22,700,000	-	-	22,700,000
Avistar at Copperfield - Series B	TX	4,000,000	13,514	-	4,013,514
Avistar at the Crest - Series B	TX	749,455	58,871	-	808,326
Avistar at the Oaks - Series B	TX	548,202	41,286	-	589,488
Avistar at the Parkway - Series B	TX	124,861	30,715	-	155,576
Avistar at Wilcrest - Series B	TX	1,550,000	5,306	-	1,555,306
Avistar at Wood Hollow - Series B	TX	8,410,000	30,276	-	8,440,276
Avistar in 09 - Series B	TX	452,217	28,675	-	480,892
Avistar on the Boulevard - Series B	TX	445,328	33,232	-	478,560
Mortgage revenue bonds held by the Partnership		$76,274,522	$1,697,303	$(617)	$77,971,208

See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

MRB Activity in 2018:

Acquisitions:

The following MRBs were acquired during the year ended December 31, 2018:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Esperanza at Palo Alto (1)	May	San Antonio, TX	322	7/1/2058	5.80%	$19,540,000
Solano Vista - Series A	December	Vallejo, CA	96	1/1/2036	5.85%	2,665,000
Solano Vista - Series B	December	Vallejo, CA	96	1/1/2021	5.85%	3,103,000
Village at Avalon (1)	December	Albuquerque, NM	240	1/1/2059	5.80%	16,400,000
						$41,708,000
(1)	Previously reported bond purchase commitment that converted to an MRB.

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the year ended December 31, 2018:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Sycamore Walk - Series B	January	Bakersfield, CA	112	1/1/2018	8.00%	$1,815,000
Seasons Lakewood - Series B	March	Lakewood, CA	85	1/1/2019	8.00%	5,260,000
Summerhill - Series B	March	Bakersfield, CA	128	12/1/2018	8.00%	3,372,000
Oaks at Georgetown - Series B	April	Georgetown, TX	192	1/1/2019	8.00%	5,512,000
Seasons at Simi Valley - Series B	April	Simi Valley, CA	69	9/1/2018	8.00%	1,944,000
San Vicente - Series B	May	Soledad, CA	50	11/1/2018	8.00%	1,825,000
The Village at Madera - Series B	May	Madera, CA	75	12/1/2018	8.00%	1,719,000
Las Palmas - Series B	July	Coachella, CA	81	11/1/2018	8.00%	1,770,000
Harmony Terrace - Series B	August	Simi Valley, CA	136	1/1/2019	8.00%	7,400,000
Lake Forest	September	Daytona Beach, FL	240	12/1/2031	6.25%	8,397,000
Bella Vista	October	Gainesville, TX	144	4/1/2046	6.15%	6,225,000
Montecito at Williams Ranch Apartments - Series B	December	Salinas, CA	132	10/1/2019	8.00%	4,781,000
Vantage at Judson - Series B	December	San Antonio, TX	288	1/1/2053	6.00%	25,908,568
Vineyard Gardens - Series B	December	Oxnard, CA	62	1/1/2020	5.50%	2,846,000
						$78,774,568

Upon redemption of the Lake Forest MRB, the Partnership realized contingent interest income of approximately $4.2 million, which is considered either Tier 2 or Tier 3 income (see Note 3). The Partnership also realized additional income due to the early redemption of the MRB of approximately $1.5 million. The additional income is reported within other income on the Partnership’s consolidated statements of operations.

Upon redemption of the Vantage at Judson Series B MRB, the Partnership realized additional income for the early redemption of the MRB of approximately $2.2 million. The additional income is reported within other income on the Partnership’s consolidated statements of operations.

MRB Activity in 2017

Acquisitions:

The following MRBs were acquired during the year ended December 31, 2017:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Avistar at Copperfield - Series A	February	Houston, TX	192	5/1/2054	5.75%	$10,000,000
Avistar at Copperfield - Series B	February	Houston, TX	192	6/1/2054	12.00%	4,000,000
Avistar at Wilcrest - Series A	February	Houston, TX	88	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	February	Houston, TX	88	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A	February	Austin, TX	409	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	February	Austin, TX	409	6/1/2054	12.00%	8,410,000
Montecito at Williams Ranch Apartments - Series A	September	Salinas, CA	132	10/1/2034	5.50%	7,690,000
Montecito at Williams Ranch Apartments - Series B	September	Salinas, CA	132	10/1/2019	5.50%	4,781,000
Village at River's Edge (1)	November	Columbia, SC	124	6/1/2033	6.00%	10,000,000
Rosewood Townhomes - Series A	December	Goose Creek, SC	100	7/1/2055	5.75%	9,280,000
Rosewood Townhomes - Series B	December	Goose Creek, SC	100	8/1/2055	12.00%	470,000
South Pointe Apartments - Series A	December	Hanahan, SC	256	7/1/2055	5.75%	21,600,000
South Pointe Apartments - Series B	December	Hanahan, SC	256	8/1/2055	12.00%	1,100,000
Vineyard Gardens - Series A	December	Oxnard, CA	62	1/1/2035	5.50%	3,995,000
Vineyard Gardens - Series B	December	Oxnard, CA	62	1/1/2020	5.50%	2,846,000
						$121,347,000
(1)	Previously reported bond purchase commitment that converted to an MRB .

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the year ended December 31, 2017:

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
						$42,387,583

Upon redemption of the Vantage at Harlingen Series B MRB, the Partnership realized additional income for the early redemption of the MRB of approximately $424,000. The additional income is reported within other income on the Partnership’s consolidated statements of operations.

Upon redemption of the Avistar at Chase Hill MRBs, the Partnership realized additional income for the early redemption of the MRB of approximately $200,000. The additional income is reported within other income on the Partnership’s consolidated statements of operations. The Partnership also realized additional interest income related to the redemption of the Avistar at Chase Hill - Series B MRB of approximately $101,000. The additional interest income is reported within investment income on the Partnership’s consolidated statements of operations.

Upon redemption of the Ashley Square MRB, the Partnership realized contingent interest income of approximately $2.9 million.

Restructurings:

In December 2017, the Heights at 515 MRBs were restructured. The $510,000 of principal outstanding on the Heights at 515 - Series B MRB was collapsed into the Heights at 515 - Series A MRB and the Series B MRB was eliminated. No cash was paid or received on restructuring. The terms of the Heights at 515 - Series B MRB that was eliminated were as follows:

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

Geographic Concentrations

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States with significant concentrations in Texas, California and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2018	December 31, 2017
Texas	43%	44%
California	18%	20%
South Carolina	17%	16%

The following tables represent a description of certain terms of the Partnership’s MRBs as of December 31, 2018, and 2017:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2018
15 West Apartments - Series A (5)	2016	Vancouver, WA	7/1/2054	6.25%	$9,737,418
Arbors at Hickory Ridge (3)	2012	Memphis, TN	1/1/2049	6.25%	11,115,410
Avistar at Copperfield - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	10,000,000
Avistar at Copperfield - Series B	2017	Houston, TX	6/1/2054	12.00%	4,000,000
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	15,941,296
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,357,374
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,188,251
Avistar at the Oaks - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,558,240
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,526,247
Avistar on the Hills - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,221,971
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	995,162
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	13,114,418
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	124,600
Avistar at Wilcrest - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	2017	Houston, TX	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A (2)	2017	Austin, TX	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	2017	Austin, TX	6/1/2054	12.00%	8,410,000
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,395,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,876,298
Bruton (5)	2014	Dallas, TX	8/1/2054	6.00%	17,933,482
Columbia Gardens (5)	2015	Columbia, SC	12/1/2050	5.50%	13,061,000
Companion at Thornhill Apartments (5)	2016	Lexington, SC	1/1/2052	5.80%	11,294,928
Concord at Gulfgate - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	19,144,400
Concord at Little York - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	13,411,558
Concord at Williamcrest - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	20,775,940
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,055,000
Courtyard Apartments - Series A (5)	2016	Fullerton, CA	12/1/2033	5.00%	10,230,000
Courtyard Apartments - Series B	2016	Fullerton, CA	6/1/2019	8.00%	6,228,000
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	8,072,754
Crossing at 1415 - Series A (5)	2015	San Antonio, TX	12/1/2052	6.00%	7,474,716
Decatur Angle (5)	2014	Fort Worth, TX	1/1/2054	5.75%	22,630,276
Esperanza at Palo Alto (5)	2018	San Antonio, TX	7/1/2058	5.80%	19,487,713
Glenview - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,581,930
Greens of Pine Glen - Series A (3)	2012	Durham, NC	10/1/2047	6.50%	8,032,000
Greens of Pine Glen - Series B	2012	Durham, NC	10/1/2047	12.00%	933,928
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,775,508
Harmony Court Bakersfield - Series A (5)	2016	Bakersfield, CA	12/1/2033	5.00%	3,730,000
Harmony Terrace - Series A (5)	2016	Simi Valley, CA	1/1/2034	5.00%	6,900,000
Heights at 515 - Series A (5)	2015	San Antonio, TX	12/1/2052	6.00%	6,843,232
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	10,958,661
Las Palmas II - Series A (5)	2016	Coachella, CA	11/1/2033	5.00%	1,692,774
Live 929 (2)	2014	Baltimore, MD	7/1/2049	5.78%	39,875,000
Montclair - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,482,288
Montecito at Williams Ranch - Series A (2)	2017	Salinas, CA	10/1/2034	5.50%	7,690,000
Oaks at Georgetown - Series A (5)	2016	Georgetown, TX	1/1/2034	5.00%	12,330,000
Ohio Bond - Series A (1)	2010	Ohio	6/1/2050	7.00%	13,989,000
Ohio Bond - Series B	2010	Ohio	6/1/2050	10.00%	3,520,900
Pro Nova - 2014-1 (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (4)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,123,800
Rosewood Townhomes - Series A	2017	Goose Creek, SC	7/1/2055	5.75%	9,280,000
Rosewood Townhomes - Series B	2017	Goose Creek, SC	8/1/2055	12.00%	470,000
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	10,040,000
San Vicente - Series A (5)	2016	Soledad, CA	11/1/2033	5.00%	3,490,410
Santa Fe - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	3,007,198
Seasons at Simi Valley - Series A (5)	2015	Simi Valley, CA	9/1/2032	5.75%	4,325,536
Seasons Lakewood - Series A (5)	2016	Lakewood, CA	1/1/2034	5.00%	7,350,000
Seasons San Juan Capistrano - Series A (5)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,375,000
Seasons San Juan Capistrano - Series B	2016	San Juan Capistrano, CA	1/1/2019	8.00%	5,574,000
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,822,610
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,665,000
Solano Vista - Series B	2018	Vallejo, CA	1/1/2021	5.85%	3,103,000
South Pointe - Series A	2017	Hanahan, SC	7/1/2055	5.75%	21,600,000
South Pointe - Series B	2017	Hanahan, SC	8/1/2055	12.00%	1,100,000
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,155,000
Summerhill - Series A (5)	2016	Bakersfield, CA	12/1/2033	5.00%	6,423,000
Sycamore Walk - Series A (5)	2015	Bakersfield, CA	1/1/2033	5.25%	3,598,006
The Palms at Premier Park (3)	2013	Columbia, SC	1/1/2050	6.25%	19,044,617
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	5,903,368
The Village at Madera - Series A (5)	2016	Madera, CA	12/1/2033	5.00%	3,085,000
Village at Avalon	2018	Albuquerque, NM	1/1/2059	5.80%	16,400,000
Village at River's Edge (5)	2017	Columbia, SC	6/1/2033	6.00%	9,938,059
Vineyard Gardens - Series A (2)	2017	Oxnard, CA	1/1/2035	5.50%	3,995,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,857,839
Willow Run (5)	2015	Columbia, SC	12/1/2050	5.50%	12,879,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,221,000
					$677,698,116

(1)	MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 14
(2)	MRB held by Deutsche Bank AG in a secured financing transaction, see Note 14

(3)	MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 14
(4)	MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 14
(5)	MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 14

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2017
15 West Apartments - Series A (2)	2016	Vancouver, WA	7/1/2054	6.25%	$9,797,833
Arbors at Hickory Ridge (3)	2012	Memphis, TN	1/1/2049	6.25%	11,237,041
Avistar at Copperfield - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	10,000,000
Avistar at Copperfield - Series B	2017	Houston, TX	6/1/2054	12.00%	4,000,000
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	16,109,972
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,456,384
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,194,783
Avistar at the Oaks - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,635,895
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,593,300
Avistar on the Hills - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,275,623
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	1,000,419
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	13,233,665
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	124,861
Avistar at Wilcrest - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	2017	Houston, TX	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A (2)	2017	Austin, TX	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	2017	Austin, TX	6/1/2054	12.00%	8,410,000
Bella Vista (1)	2006	Gainesville, TX	4/1/2046	6.15%	6,295,000
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,465,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,979,174
Bruton (2)	2014	Dallas, TX	8/1/2054	6.00%	18,051,775
Columbia Gardens (2)	2015	Columbia, SC	12/1/2050	5.50%	13,193,000
Companion at Thornhill Apartments (2)	2016	Lexington, SC	1/1/2052	5.80%	11,404,758
Concord at Gulfgate - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	19,185,000
Concord at Little York - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	13,440,000
Concord at Williamcrest - Series A (2)	2015	Houston, TX	2/1/2032	6.00%	20,820,000
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,100,000
Courtyard Apartments - Series A (2)	2016	Fullerton, CA	12/1/2033	5.00%	10,230,000
Courtyard Apartments - Series B (2)	2016	Fullerton, CA	12/1/2018	8.00%	6,228,000
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	8,168,529
Crossing at 1415 - Series A (2)	2015	San Antonio, TX	12/1/2052	6.00%	7,540,000
Decatur Angle (2)	2014	Fort Worth, TX	1/1/2054	5.75%	22,794,912
Glenview - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,627,228
Greens of Pine Glen - Series A (3)	2012	Durham, NC	10/1/2047	6.50%	8,126,000
Greens of Pine Glen - Series B	2012	Durham, NC	10/1/2047	9.00%	937,399
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,845,985
Harmony Court Bakersfield - Series A (2)	2016	Bakersfield, CA	12/1/2033	5.00%	3,730,000
Harmony Terrace - Series A (2)	2016	Simi Valley, CA	1/1/2034	5.00%	6,900,000
Harmony Terrace - Series B (2)	2016	Simi Valley, CA	1/1/2019	5.50%	7,400,000
Heights at 515 - Series A (2)	2015	San Antonio, TX	12/1/2052	6.00%	6,903,000
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	11,063,027
Lake Forest Apartments (1)	2001	Daytona Beach, FL	12/1/2031	6.25%	8,505,000
Las Palmas II - Series A (2)	2016	Coachella, CA	11/1/2033	5.00%	1,695,000
Las Palmas II - Series B (2)	2016	Coachella, CA	11/1/2018	8.00%	1,770,000
Live 929 (2)	2014	Baltimore, MD	7/1/2049	5.78%	39,995,000
Montclair - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,506,828
Montecito at Williams Ranch - Series A	2017	Salinas, CA	10/1/2034	5.50%	7,690,000
Montecito at Williams Ranch - Series B	2017	Salinas, CA	10/1/2019	5.50%	4,781,000
Oaks at Georgetown - Series A (2)	2016	Georgetown, TX	1/1/2034	5.00%	12,330,000
Oaks at Georgetown - Series B (2)	2016	Georgetown, TX	1/1/2019	5.50%	5,512,000
Ohio Bond - Series A (1)	2010	Ohio	6/1/2050	7.00%	14,113,000
Ohio Bond - Series B	2010	Ohio	6/1/2050	10.00%	3,536,060
Pro Nova - 2014-1 (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (4)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,239,441
Rosewood Townhomes - Series A	2017	Goose Creek, SC	7/1/2055	5.75%	9,280,000
Rosewood Townhomes - Series B	2017	Goose Creek, SC	8/1/2055	12.00%	470,000
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	10,150,000
San Vicente - Series A (2)	2016	Soledad, CA	11/1/2033	5.00%	3,495,000
San Vicente - Series B (2)	2016	Soledad, CA	11/1/2018	8.00%	1,825,000
Santa Fe - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	3,036,928
Seasons at Simi Valley - Series A (2)	2015	Simi Valley, CA	9/1/2032	5.75%	4,366,195
Seasons at Simi Valley - Series B	2015	Simi Valley, CA	9/1/2018	8.00%	1,944,000
Seasons Lakewood - Series A (2)	2016	Lakewood, CA	1/1/2034	5.00%	7,350,000
Seasons Lakewood - Series B (2)	2016	Lakewood, CA	1/1/2019	5.50%	5,260,000
Seasons San Juan Capistrano - Series A (2)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,375,000
Seasons San Juan Capistrano - Series B (2)	2016	San Juan Capistrano, CA	1/1/2019	5.50%	6,574,000
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,879,590
South Pointe - Series A	2017	Hanahan, SC	7/1/2055	5.75%	21,600,000
South Pointe - Series B	2017	Hanahan, SC	8/1/2055	12.00%	1,100,000
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,300,000
Summerhill - Series A (2)	2016	Bakersfield, CA	12/1/2033	5.00%	6,423,000
Summerhill - Series B (2)	2016	Bakersfield, CA	12/1/2018	8.00%	3,372,000
Sycamore Walk - Series A (2)	2015	Bakersfield, CA	1/1/2033	5.25%	3,632,000
Sycamore Walk - Series B	2015	Bakersfield, CA	1/1/2018	8.00%	1,815,000
The Palms at Premier Park (3)	2013	Columbia, SC	1/1/2050	6.25%	19,238,297
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	5,965,475
Vantage at Judson (4)	2015	San Antonio, TX	1/1/2053	6.00%	26,133,557
The Village at Madera - Series A (2)	2016	Madera, CA	12/1/2033	5.00%	3,085,000
The Village at Madera - Series B (2)	2016	Madera, CA	12/1/2018	8.00%	1,719,000
Village at River's Edge (2)	2017	Columbia, SC	6/1/2033	6.00%	10,000,000
Vineyard Gardens - Series A	2017	Oxnard, CA	1/1/2035	5.50%	3,995,000
Vineyard Gardens - Series B	2017	Oxnard, CA	1/1/2020	5.50%	2,846,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,898,427
Willow Run (2)	2015	Columbia, SC	12/1/2050	5.50%	13,009,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,267,000
					$719,750,361

(1)	MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 14
(2)	MRB held by Deutsche Bank AG in a secured financing transaction, see Note 14
(3)	MRB held by ATAX TEBS II, LLC (M31 TEBS), see Note 14
(4)	MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 14

7. PHC Certificates

The Partnership’s PHC Certificates are Residual Participation Receipts (“LIFERs”) in three tender option bond trusts (“PHC Trusts”). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to numerous local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities under the Department of Housing and Urban Development’s (“HUD”) Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership had the following investments in the PHC Certificates as of December 31, 2018 and 2017:

	December 31, 2018
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	6.49	AA-	5.33%	$24,608,543	$285,984	$-	$24,894,527
PHC Certificate Trust II	5.56	A+	4.35%	9,071,785	44,768	-	9,116,553
PHC Certificate Trust III	6.76	BBB	5.30%	14,566,975	94,031	-	14,661,006
				$48,247,303	$424,783	$-	$48,672,086

	December 31, 2017
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	7.31	AA-	5.39%	$25,109,305	$-	$-	$25,109,305
PHC Certificate Trust II	6.37	A+	4.32%	9,606,480	-	(248,189)	9,358,291
PHC Certificate Trust III	7.61	BBB	5.23%	15,451,249	-	(277,257)	15,173,992
				$50,167,034	$-	$(525,446)	$49,641,588

See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates are recorded in the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

The Partnership recognized impairment charges on PHC Certificates of approximately $1.1 million and $762,000 during the years ended December 31, 2018 and 2017. There were no impairment charges recorded for the year ended December 31, 2016.  See Note 2 for information considered in the Partnership’s evaluation of impairment of the PHC Certificates.

8. Real Estate Assets

The Partnership owns MF Properties either directly or through wholly-owned subsidiaries, as described in Note 2. The financial statements of the MF properties are consolidated with those of the Partnership. The Partnership also invests in land with plans to develop into rental properties or for future sale. These investments are reported as “Land held for development” below.

The following tables represent information regarding the real estate assets owned by the Partnership as of December 31, 2018 and 2017:

Real Estate Assets as of December 31, 2018
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,195,468	$38,961,163	$42,156,631
The 50/50 MF Property	Lincoln, NE	475	-	32,935,907	32,935,907
Land held for development	(1)	(1)	1,776,197	-	1,776,197
					$76,868,735
Less accumulated depreciation					(12,272,387)
Total real estate assets					$64,596,348

(1)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Real Estate Assets as of December 31, 2017
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	394	$3,166,463	$38,454,894	$41,621,357
The 50/50 MF Property	Lincoln, NE	475	-	32,932,981	32,932,981
Jade Park	Daytona, FL	144	2,292,035	7,565,613	9,857,648
Land held for development	(2)	(2)	1,860,737	-	1,860,737
					$86,272,723
Less accumulated depreciation					(9,580,531)
Total real estate assets					$76,692,192

(2)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Activity in 2018

During 2018, the Partnership sold the Jade Park MF Property to an unrelated third party. The table below summarizes information related to the sale. The gain on sale is considered either Tier 2 or Tier 3 income (see Note 3). The Partnership determined the sales did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units	Gross Proceeds	Gain on Sale
Jade Park	September	Daytona, FL	144	$13,450,000	$4,051,429

During 2018, the Partnership determined that the land held for development in Gardner, KS was impaired. The Partnership recorded an impairment charge of $150,000 during the third quarter of 2018, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land.

Activity in 2017

In May 2017, the Partnership closed on the sale of a parcel of land in St. Petersburg, Florida. The Partnership recognized a loss on sale of approximately $22,000, attributable to direct selling expenses.

During 2017, the Partnership sold four MF Properties to unrelated third parties. The table below summarizes information related to the sales. The gains on sale, net of income taxes, are considered either Tier 2 or Tier 3 income (see Note 3). The Partnership determined the sales did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units	Gross Proceeds	Gain on Sale before Income Taxes
Northern View	March	Highland Heights, KY	294	$13,750,000	$7,174,183
Eagle Village	November	Evansville, IN	511	12,775,000	2,782,107
Residences of DeCordova	November	Granbury, TX	110	12,100,000	5,174,645
Residences of Weatherford	November	Weatherford, TX	76	7,900,000	2,644,040

Activity in 2016

During 2016, the Partnership sold two MF Properties to unrelated third parties. The table below summarizes information related to the sales. The gains on sale, net of income taxes, are considered Tier 2 income (see Note 3). The Partnership determined the sales did not meet the criteria for discontinued operations.

Property Name	Month Sold	Property Location	Units	Gross Proceeds	Gain on Sale before Income Taxes
Arboretum	June	Omaha, NE	145	$30,200,000	$12,410,444
Woodland Park	July	Topeka, KS	236	15,650,000	1,661,873

During 2016, the Partnership determined that land held for development in St. Petersburg, Florida was impaired. The Partnership recorded an impairment charge of approximately $62,000 in the second quarter of 2016, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land.

Net income, exclusive of the gains on sale, related to the MF Properties that were sold during the years ended December 31, 2018, 2017 and 2016 are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net income (loss)	$162,595	$(849,766)	$(848,126)

Jade Park Acquisition

In September 2016, the Partnership purchased the Jade Park MF Property for approximately $10.0 million. Jade Park is contiguous to the Lake Forest property, for which the Partnership owns an MRB. The Partnership incurred approximately $135,000 of acquisition costs related to the purchase.

The table below shows the unaudited pro forma condensed consolidated results of operations of the Partnership as if Jade Park had been acquired on January 1, 2016:

2016
Pro forma revenues	$60,008,686
Pro forma net income	$24,663,645
Pro forma net income allocated to BUC holders	$21,047,854
Pro forma BUC holder's interest in net income per BUC (basic and diluted)	$0.35

For the year ended December 31, 2016, Jade Park added approximately $0.4 million in total revenue and approximately $0.4 million in net loss to the Partnership since the acquisition on September 30, 2016.

9. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity commitments and reported equity contributions as investments in unconsolidated entities on the Partnership’s consolidated balance sheets. The carrying value of the investments represent the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through the second anniversary of construction completion. The return on these investments earned by the Partnership is reported as investment income on the Partnership’s consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of December 31, 2018 and 2017 and remaining equity commitment amounts as of December 31, 2018:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of December 31, 2018	Carrying Value as of December 31, 2017	Maximum Remaining Equity Commitment as of December 31, 2018
Vantage at Corpus Christi	Corpus Christi, TX	288	March 2016	August 2017	$-	$9,178,139	$-
Vantage at Boerne	Boerne, TX	288	August 2016	December 2017	8,830,000	8,272,810	1,475,936
Vantage at Waco	Waco, TX	288	August 2016	January 2018	9,337,166	8,748,091	1,592,039
Vantage at Panama City Beach	Panama City Beach, FL	288	March 2017	June 2018	11,408,135	10,349,416	1,996,500
Vantage at Powdersville	Powdersville, SC	288	November 2017	N/A	11,535,895	3,060,471	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	N/A	7,572,819	-	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	N/A	9,182,522	-	-
Vantage at Germantown	Germantown, TN	288	June 2018	N/A	7,033,398	-	3,633,366
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	N/A	6,254,104	-	6,145,817
Vantage at Coventry	Omaha, NE	288	September 2018	N/A	5,380,267	-	2,893,390
		2,886			$76,534,306	$39,608,927	$17,737,048

In December 2018, Vantage at Corpus Christi sold substantially all its assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $12.1 million upon sale. The Partnership recognized approximately $590,000 of investment income on sale. In addition, the Partnership recognized approximately $2.9 million as gain on sale of investment in an unconsolidated entity, which is considered either Tier 2 or Tier 3 income (see Note 3).

The following table provides summary combined financial information related to the Partnership’s investments in unconsolidated entities for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Property Revenues	$9,262,127	$1,362,457	$-
Gain on sale of property	$7,424,879	$-	$-
Net income (loss)	$5,001,702	$(1,782,456)	$-

10. Property Loans, Net of Loan Loss Allowances

The following table summarizes the Partnership’s property loans, net of loan loss allowances, as of December 31, 2018 and 2017:

	December 31, 2018
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,367,635	-	8,367,635
Total	$23,354,826	$(7,393,814)	$15,961,012

	December 31, 2017
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Lake Forest	4,995,884	-	4,995,884
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,417,635	-	8,417,635
Vantage at New Braunfels, LLC	7,406,978	-	7,406,978
Winston Group, Inc	1,100,000	-	1,100,000
Total	$36,907,688	$(7,393,814)	$29,513,874

During the year ended December 31, 2018, the interest to be earned on the Cross Creek property loans was in nonaccrual status. During the year ended December 31, 2017, the interest to be earned on the Ashley Square (sold in November 2017), Cross Creek, and the Lake Forest (sold in September 2018) property loans was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, for the years ended December 31, 2018, 2017 and 2016, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

Activity in 2018

In September 2018, the Lake Forest property was sold by its owner.  Upon the sale, the Partnership received all outstanding principal and accrued interest on the Lake Forest property loans. The Partnership received approximately $5.1 million of principal and $4.6 million of interest on the property loans at sale. The interest received was not previously recognized as income as the property loans were on nonaccrual status. The interest realized is reported within other interest income on the Partnership’s consolidated statements of operations for the year ended December 31, 2018.

In December 2018, the Vantage at New Braunfels, LLC property was sold by its owner. Upon the sale, the Partnership received all outstanding principal and accrued interest on the Vantage at New Braunfels, LLC property loan. The Partnership received additional proceeds totaling approximately $5.1 million, which is recorded as contingent interest on the Partnership’s consolidated statements of operations. The contingent interest recognized is considered Tier 2 or Tier 3 for purposes of distributions to BUC holders (see Note 3).

Activity in 2017

In November 2017, the Ashley Square property was sold by its owner. Upon the sale, the Partnership received portions of principal and accrued interest on the Ashley Square property loans. The Partnership received approximately $1.1 million of principal and approximately $1.7 million of interest on the property loans. The interest received was not previously recognized as the property loans were on nonaccrual status. The interest realized is reported within other interest income on the Partnership’s consolidated statements of operations for the year ended December 31, 2017. Upon sale, the remaining unpaid principal and interest on the Ashley Square property loans transferred to Cross Creek due to cross-collateralization provisions within the property loan documents. All such balances transferred were fully reserved as of December 31, 2018 and 2017.

Activity in 2016

During the year ended December 31, 2016, the Foundation for Affordable Housing (“FAH”) property loan and all accrued interest were paid off in full. In addition, the Partnership received and recognized approximately $1.4 million of contingent interest from the net cash proceeds on the sale of the property underlying the FAH property loan. The contingent interest income was considered Tier 2 income (see Note 3).

The following table summarizes the changes in the Partnership’s loan loss reserves for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$7,393,814	$7,098,814	$7,098,814
Provision for loan loss (1)	-	295,000	-
Balance, end of year	$7,393,814	$7,393,814	$7,098,814

(1)

Activity for the year ended December 31, 2017 consisted of the reversal of a $55,000 allowance for loan loss related to Lake Forest and the increase of $350,000 in the allowance for loan loss related to Ashley Square. The net provision for loan loss for the year ended December 31, 2017 was recorded as a reduction to other interest income on the consolidated statements of operations.

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Current income tax expense (benefit)	$(678,862)	$6,419,146	$4,593,000
Deferred income tax expense (benefit)	(242,235)	(400,000)	366,000
Total income tax expense (benefit)	$(921,097)	$6,019,146	$4,959,000

The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income, predominantly due to gains on sale of MF Properties owned by the Greens Hold Co. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.), and the utilization of net operating losses (“NOLs”) generated in prior years that had been previously recognized as deferred income tax assets. The deferred tax assets and liabilities are valued based on enacted tax rates, including consideration of the Jobs and Tax Cuts Act of 2017. This legislation reduced the maximum corporate income tax rate from 35% to 21% and resulted in a net deferred income tax benefit to the Partnership of approximately $15,000 for the year ended December 31, 2017. The Greens Hold Co had net deferred tax assets of approximately $268,000 and $34,000 as of December 31, 2018 and 2017, respectively. These amounts are reported within other assets on the Partnership’s consolidated balance sheets.

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable and recorded no valuation allowance as of December 31, 2018 and 2017. The Partnership reversed valuation allowances for NOLs totaling $405,000 during the year ended December 31, 2016 as the NOLs were utilized to offset the gain on sale of the Arboretum MF Property.

For the year ended December 31, 2018, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due to state income taxes (net of the effect on federal income tax). For the year ended December 31, 2017, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due to state income taxes (net of the effect on federal income tax) and the impact of tax rate changes on deferred income tax asset and liabilities. For the year ended December 31, 2016, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due primarily to state income taxes (net of the effect on federal income tax) and the impact of changes in NOL valuation allowances.

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There was no accrued interest or penalties as of December 31, 2018, 2017 and 2016.

The Partnership files U.S. federal and state tax returns. The Partnership’s returns for years 2015 through 2017 remain subject to examination by the Internal Revenue Service.

12. Other Assets

The Partnership had the following Other Assets as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred financing costs, net	$397,823	$383,133
Fair value of derivative instruments (Note 16)	626,633	597,221
Taxable mortgage revenue bonds, at fair value	1,409,895	2,422,459
Bond purchase commitments, at fair value (Note 17)	-	3,002,540
Other assets	2,081,258	942,949
Total other assets	$4,515,609	$7,348,302

See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on these assets are recorded in the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

The following table includes the details of the taxable MRBs redeemed during the year ended December 31, 2018. The taxable MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest.

Property Name	Redemption Date	Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Vantage at Judson - Series D	December	San Antonio, TX	288	2/1/2053	9.00%	$923,502

The following table includes the details of the taxable MRBs redeemed during the year ended December 31, 2017. The taxable MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest. The Partnership also realized additional interest income related to redemption of the Vantage at Harlingen Series D and Avistar at Chase Hill Series C MRBs of approximately $169,000 and $35,000, respectively. The additional interest income is reported within other interest income on the Partnership’s consolidated statements of operations.

Property Name	Redemption Date	Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Vantage at Harlingen - Series D	October	San Antonio, TX	288	10/1/2053	9.00%	$1,278,117
Avistar at Chase Hill - Series C	November	San Antonio, TX	232	4/1/2050	9.00%	$232,145

13. Unsecured Lines of Credit

The following tables summarize the Partnership’s unsecured lines of credit as of December 31, 2018 and 2017:

Unsecured Lines of Credit	Outstanding as of December 31, 2018	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$35,659,200	$50,000,000	June 2020	Variable (1)	Monthly	5.38%
Bankers Trust operating	-	10,000,000	June 2020	Variable (1)	Monthly	5.63%
Total unsecured lines of credit	$35,659,200	$60,000,000
(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2017	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$50,000,000	$50,000,000	May 2019	Variable (2)	Monthly	4.38%
Bankers Trust operating	-	10,000,000	May 2019	Variable (2)	Monthly	4.62%
Total unsecured lines of credit	$50,000,000	$60,000,000
(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The Partnership has entered into an unsecured Credit Agreement (the “Credit Agreement”) for a Line of Credit (“non-operating LOC”) of up to $50.0 million with Bankers Trust, the Partnership’s sole lead arranger and administrative agent.  The Credit Agreement originated in March 2015 and was subsequently amended. The non-operating LOC bears interest at a variable rate equal to 3.0% plus the 30-day London Interbank Offered Rate (“LIBOR”) as of December 31, 2018. The proceeds of the non-operating LOC are used by the Partnership for the purchase of multifamily real estate, taxable MRBs, MRBs, PHC certificates, or mortgage-backed securities.  The Partnership intends to repay each advance either through alternative long-term debt or equity financing. The principal amount of each acquisition advance is due on the 270th day following the advance date (the “Repayment Date”).  The Partnership may extend any Repayment Date for up to three additional 90-day periods. In order to extend the Repayment Date, the Partnership must make principal payments equal to 5% of the original advance for the first extension, 10% for the second extension, and 20% for the third extension. The Repayment Date may not be extended beyond the stated maturity of the non-operating LOC. The Repayment Dates for the balance outstanding as of December 31, 2018, exclusive of available extensions, range from June 2019 to September 2019. The non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of December 31, 2018.

During 2018 and 2017, the Partnership had an unsecured operating Line of Credit (“operating LOC”) with Bankers Trust. The operating LOC bears interest at a variable rate equal to 3.25% plus the 30-day LIBOR. The Partnership is required to make prepayments of the principal to reduce outstanding principal balance on the operating LOC to zero for fifteen consecutive days during each calendar quarter.  The Partnership fulfilled this requirement throughout 2018 and for the first quarter of 2019.

14. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of December 31, 2018:

	Outstanding Debt Financings as of December 31, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24	$41,466,000	$432,998	2010	September 2020	Weekly	1.76%	1.85%	3.61%
Variable - M31 (1)	80,418,505	181,626	2014	July 2019 (2)	Weekly	1.74%	1.49%	3.23%
Variable - M33 (1)	31,262,039	58,002	2015	July 2020 (3)	Weekly	1.74%	1.26%	3.00%
Fixed - M45 (4)	219,250,387	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB (5)	37,620,000	-	2012	May 2019	Weekly	2.21%	1.67%	3.88%
Fixed - Term TOB (6)	46,675,413	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B (6)	48,971,221	-	2017 - 2018	May 2019 - February 2027	N/A	N/A	N/A	4.46% - 4.53%
Total Debt Financings	$505,663,565

(1)	Facility fees have a variable component.
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

(5)	The variable TOB Financings are secured by the Partnership’s three PHC Certificates (see Note 7).

(6)	The following table summarizes the individual Term TOB and Term A/B Trust securitizations as of December 31, 2018:

	Outstanding Financing as of December 31, 2018, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,665,413	2014	October 2019	4.39%
Pro Nova 1	9,010,000	2014	October 2019	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,675,413			4.31%

Term A/B Trusts Securitization
Avistar at Wood Hollow - Series A	$26,860,337	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,172,029	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,422,855	2017	February 2027	4.46%
Montecito at Williams Ranch - Series A	6,921,000	2018	May 2019	4.53%
Vineyard Gardens - Series A	3,595,000	2018	May 2019	4.53%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$48,971,221			4.47%

The following table summarizes the Partnership’s Debt Financing, net of deferred financing costs, as of December 31, 2017:

	Outstanding Debt Financings as of December 31, 2017, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24	$55,468,000	$372,222	2010	September 2020	Weekly	1.79%	1.85%	3.64%
Variable - M31 (1)	81,003,688	176,685	2014	July 2019 (2)	Weekly	1.77%	1.39%	3.16%
Variable - M33 (1)	57,406,058	57,364	2015	July 2020 (3)	Weekly	1.77%	1.16%	2.93%

TOB & Term A/B Trusts Securitization
Variable - TOB (4)	38,130,000	850,327	2012	May 2018	Weekly	2.24 - 2.29%	1.67%	3.91 - 3.96%
Fixed - Term TOB (5)	46,787,036	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B (5)	279,533,565	-	2016 - 2017	June 2018 - November 2027	N/A	N/A	N/A	3.64% - 4.52%
Total Debt Financings	$558,328,347

(1)	Facility fees have a variable component.
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

(4)	The variable TOB Financings are secured by the Partnership’s three PHC Certificates (see Note 7).

(5)	The following table summarizes the individual Term TOB and Term A/B Trust securitizations as of December 31, 2017:

	Outstanding Financing as of December 31, 2017, net	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,777,036	2014	October 2019	4.39%
Pro Nova 1	9,010,000	2014	October 2019	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,787,036			4.31%

Term A/B Trusts Securitization
Willow Run	$10,029,289	2016	September 2026	3.64%
Columbia Gardens	10,172,857	2016	September 2026	3.64%
Concord at Little York	11,315,538	2016	September 2026	3.64%
Concord at Williamscrest	17,526,516	2016	September 2026	3.64%
Concord at Gulfgate	16,154,584	2016	September 2026	3.64%
Companion at Thornhill Apartment	9,608,733	2016	September 2026	3.64%
Seasons at Simi Valley Apartments	3,675,323	2016	September 2026	3.64%
Sycamore Walk	3,054,841	2016	September 2026	3.64%
Decatur-Angle Apartments	21,276,657	2016	September 2026	3.64%
Heights at 515	5,380,814	2016	September 2026	3.64%
Crossing at 1415	6,344,418	2016	September 2026	3.64%
Bruton Apartments	15,199,181	2016	September 2026	3.64%
15 West Apartments	8,326,731	2016	December 2026	3.64%
San Vicente - Series A	3,112,976	2017	February 2022	3.89%
San Vicente - Series B	1,545,930	2017	June 2018	3.76%
Las Palmas - Series A	1,507,389	2017	February 2022	3.89%
Las Palmas - Series B	1,494,702	2017	June 2018	3.76%
The Village at Madera - Series A	2,746,364	2017	February 2022	3.89%
The Village at Madera - Series B	1,455,570	2017	July 2018	3.76%
Harmony Court Bakersfield - Series A	3,322,157	2017	February 2022	3.89%
Summerhill - Series A	5,730,185	2017	February 2022	3.89%
Summerhill - Series B	2,855,809	2017	July 2018	3.76%
Courtyard - Series A	9,131,896	2017	February 2022	3.89%
Courtyard - Series B	5,272,090	2017	July 2018	3.76%
Seasons Lakewood - Series A	6,555,646	2017	February 2022	3.89%
Seasons Lakewood - Series B	4,453,076	2017	August 2018	3.76%
Seasons San Juan Capistrano - Series A	11,047,869	2017	February 2022	3.89%
Seasons San Juan Capistrano - Series B	5,564,539	2017	August 2018	3.76%
Avistar at Wood Hollow - Series A	26,838,000	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,168,088	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,414,834	2017	February 2027	4.46%
Oaks at Georgetown - Series A	11,087,478	2017	March 2022	3.89%
Oaks at Georgetown - Series B	4,686,120	2017	August 2018	3.76%
Harmony Terrace - Series A	6,199,955	2017	March 2022	3.89%
Harmony Terrace - Series B	6,284,318	2017	August 2018	3.76%
Village at River's Edge	8,993,092	2017	November 2027	4.52%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$279,533,565			3.85%

Tax Exempt Bond Securitization (“TEBS”) Financings

The Partnership, through four wholly-owned subsidiaries (collectively, the “Sponsors”), has sponsored four separate TEBS Financings – the M24 TEBS Financing, the M31 TEBS Financing, the M33 TEBS Financing, and the M45 TEBS Financing. The TEBS Financings are structured such that the Partnership transferred MRBs to Freddie Mac to be securitized into the TEBS Financings. Freddie Mac then issued Class A and Class B Freddie Mac Multifamily Variable Rate Certificates or Class A and Class B Freddie Mac Multifamily Fixed Rate Certificates (collectively, the “TEBS Certificates”), which represent beneficial interests in the securitized assets. The Class A TEBS Certificates are sold to unaffiliated investors and entitle the holders to cash flows from the securitized assets. The Class A TEBS Certificates are credit enhanced by Freddie Mac such that Freddie Mac will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the Class A TEBS Certificate holders. The Sponsors or Partnership would then be required to reimburse Freddie Mac for any credit enhancement payments. The Class B TEBS Certificates are retained by the Sponsors and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Class A Certificates and related facility fees, as well as certain other rights to the securitized assets. The TEBS Financings are VIEs, and the Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TEBS Financings in the Partnership’s consolidated financial statements. See Note 6 for information regarding the MRBs securitized within each TEBS Financing.

In August 2018, the Partnership and its newly created consolidated subsidiary, ATAX TEBS IV, LLC (the “2018 Sponsor”), entered into a long-term debt financing facility provided through the securitization of 25 MRBs, with an initial par value of approximately $260.6 million owned by the 2018 Sponsor pursuant to the M45 TEBS Financing. The M45 TEBS Financing facility provides the Partnership with a long-term fixed-rate facility. The M45 TEBS Financing is structured such that the Partnership transferred ownership of the 25 MRBs to Freddie Mac to be securitized into a TEBS Trust. The Class A TEBS Certificates had an aggregate initial par value of approximately $221.5 million. Of the 25 MRBs securitized in the M45 TEBS Financings, 24 MRBs were in Term A/B Trusts that were collapsed prior to the closing of the M45 TEBS Financing. The collapse of the Term A/B Trusts and subsequent closing of the M45 TEBS Financing resulted in a debt modification for accounting purposes and the Partnership capitalized transaction costs totaling approximately $371,000 as deferred financing costs.

Under the terms of M31 and M33 Financings, the Sponsors have one extension option for each TEBS to extend the term, at the end of their original term, for an additional five-year period. The original term of the M31 TEBS Financing ends in July 2019 and the Partnership may elect to extend the financing through July 2024. The original term of M33 TEBS Financing ends in July 2020 and the Partnership may elect to extend the financing through July 2025. Should the Sponsors elect not to extend the terms of M31 and M33 TEBS Financings, the Sponsor must pay all remaining amounts due to the Class A Certificates plus any unpaid trust fees. In September 2017, the Partnership elected to extend the term of M24 TEBS Financing through September 2020.

The terms of the TEBS Financings require the Partnership to fund cash into certain escrow accounts. Balances in the escrow accounts are reported as restricted cash on the Partnership’s consolidated balance sheets as of December 31, 2018 and 2017.

There were three unscheduled paydowns during the year ended December 31, 2018 due to redemptions of MRBs held by the respective TEBS. The following table summarizes the MRBs redeemed and the amount of Class A Certificates redeemed upon redemption:

Mortgage Revenue Bond Redeemed	TEBS Facility	Month	Paydown Applied
Lake Forest	M24 TEBS	September 2018	$8,122,000
Bella Vista	M24 TEBS	October 2018	5,076,000
Vantage at Judson - Series B	M33 TEBS	December 2018	25,908,568

There were three unscheduled paydowns during the year ended December 31, 2017 due to redemptions of MRBs held by the respective TEBS. The following table summarizes the MRBs redeemed and the amount of Class A Certificates redeemed upon redemption:

Mortgage Revenue Bond Redeemed	TEBS Facility	Month	Paydown Applied
Vantage at Harlingen - Series B	M33 TEBS	October 2017	$24,363,221
Ashley Square	M24 TEBS	November 2017	4,472,000
Avistar at Chase Hill - Series A	M31 TEBS	November 2017	9,757,084

Tender Option Bond (“TOB”), Term TOB and Term A/B Trust Financings

The Partnership executed a Master Trust Agreement with Deutsche Bank (“DB”) which allows the Partnership to execute multiple TOB, Term TOB and Term A/B Trust (collectively, “Trusts”) structures upon the approval and agreement of terms by DB. Under each TOB Trust structure, the trustee issues SPEARS and LIFERS that represent beneficial interests in the securitized asset held by the TOB Trusts. Under each Term TOB and Term A/B Trust structure, the trustee issues Class A and Class B Certificates that represent beneficial interests in the securitized assets held by the Term TOB or Term A/B Trusts. DB has purchased the SPEARS and Class A Certificates and the Partnership has retained the LIFERS and Class B Certificates of each Trust. Pursuant to the terms of the Trusts, the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS or Class A Certificates. The LIFERS and Class B Certificates grant the Partnership certain rights to the securitized assets. The Trusts are VIEs, and the Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the Trusts in the Partnership’s consolidated financial statements.

The Partnership is required to meet certain covenants under the Master Trust Agreement. As of December 31, 2018, the most restrictive covenant required that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. As of December 31, 2018, the Partnership was in compliance with all covenants. If the Partnership were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

In February 2017, the Partnership entered into 19 new Term A/B Trust financings secured by various MRBs. The Partnership capitalized costs totaling approximately $1.2 million as deferred financing costs, of which approximately $921,000 were paid to a related party (see Note 21).

In March 2017, the Partnership refinanced the Term A/B Trusts associated with Oaks at Georgetown and Harmony Terrace into new Term A/B Trusts with longer stated terms. Based on the terms of the new and old Term A/B Trusts, the refinancing was accounted for as a modification, with approximately $47,000 capitalized as deferred financing costs.

Contractual Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2019	$178,652,274
2020	74,597,920
2021	2,456,696
2022	2,600,981
2023	2,751,089
Thereafter	247,854,366
Total	508,913,326
Deferred financing costs	(3,249,761)
Total debt financing, net	$505,663,565

The Partnership expects to either refinance the M31 TEBS Financing or unilaterally elect to extend the financing for an additional five-year period through July 2024. The Term TOB Trusts and certain Term A/B Trusts mature in 2019. The Partnership expects to refinance these financings with either the current lender or a similar lender. In addition, the Partnership expects to renew each TOB financing facility maturing in 2019. There can be no assurances that the Partnership’s efforts to refinance will be successful.

15. Mortgages Payable and Other Secured Financing

The Partnership has entered into mortgages payable and other secured financings collateralized by MF Properties. The following is a summary of the mortgages payable and other secured financing, net of deferred financing costs, as of December 31, 2018 and 2017:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2018, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$3,118,478	2014	December 2019	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	24,335,897	2013	March 2020	Variable	Monthly	5.00%	(1)	5.00%
Total Mortgage Payable\Weighted Average Period End Rate	$27,454,375							4.96%

(1)	Variable rate is based on Wall Street Journal Prime Rate, but not to exceed 5.0%

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2017, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$3,358,370	2014	December 2019	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	24,713,256	2013	March 2020	Variable	Monthly	4.25%	(2)	4.25%
Jade Park	7,468,548	2016	October 2021	Fixed	N/A	N/A		3.85%
Total Mortgage Payable\Weighted Average Period End Rate	$35,540,174							4.21%

(2) Variable rate is based on Wall Street Journal Prime Rate, but not to exceed 5.0%

Activity in 2018

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

Contractual Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2019	$3,608,223
2020	23,944,525
2021	-
2022	-
2023	-
Thereafter	-
Total	27,552,748
Deferred financing costs	(98,373)
Total mortgages payable and other secured financings, net	$27,454,375

16. Interest Rate Derivatives

The following table summarizes the Partnership’s interest rate derivatives, except for interest rate swaps, as of December 31, 2018 and 2017:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2018
July 2014	$30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	536
June 2017	90,757,226	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	158,989
June 2017	82,079,066	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	465,983
Sept 2017	59,038,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	53
							$626,633

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2017
July 2014	$30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	169
July 2014	30,652,294	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	169
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	3,213
July 2015	27,666,739	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	3,213
June 2017	91,956,883	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	160,174
June 2017	83,000,217	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	425,978
Sept 2017	59,935,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	923
							$597,221

(1)	For additional details, see Note 22 to the Partnership’s consolidated financial statements.

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

The Partnership previously contracted for two interest rate swaps with DB. On a quarterly basis, the Partnership reassessed its interest rate swap positions. In the second quarter of 2017, the Partnership determined that due to the stabilization of the Decatur Angle and Bruton MRB properties and securitization of the related MRBs into fixed rate Term A/B Trust financings, the interest rate swaps were not needed to mitigate interest rate risk on financings related to the MRBs. The Partnership then determined that the remaining interest rate swaps are intended to mitigate interest rate risk for the variable rate TOB Trusts secured by the PHC Certificates.

The Partnership terminated its interest rate swaps in September and October 2018. The interest rate swaps were net settled and the Partnership received approximately $7,000 upon settlement.  The following table summarizes the terms of the interest rate swaps as of December 31, 2017:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate & Index	Counterparty	December 31, 2017 - Fair Value of Liability
Sept 2014	$22,821,429	Oct 2016	Oct 2021	1.96%	1.08%	70% 30-day LIBOR	Deutsche Bank	$402,261
Sept 2014	18,051,775	April 2017	April 2022	2.06%	1.08%	70% 30-day LIBOR	Deutsche Bank	424,591
								$826,852

The Partnership was required to fund a cash collateral account at DB for an amount greater than or equal to the fair value of the interest rate swaps. The cash collateral balance was approximately $850,000 as of December 31, 2017 and was reported within restricted cash on the Partnership’s consolidated balance sheets.

These interest rate derivatives and interest rate swaps are not designated as hedging instruments and, accordingly, they are recorded at fair value with changes in fair value included in current period interest expense. See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives and interest rate swap arrangements. The interest rate derivatives are presented within other assets and the interest rate swap arrangements were reported as a derivative swap liability on the Partnership’s consolidated balance sheets.

17. Commitments and Contingencies

Legal Proceedings

The Partnership, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the Partnership’s consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, the Partnership believes the outcome of such matters will not have a material effect on the Partnership’s consolidated financial statements.

Bond Purchase Commitments

As part of the Partnership’s strategy of acquiring MRBs, the Partnership has entered into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt.  The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale debt securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are reflected in the Partnership’s consolidated statements of comprehensive income.

The following table summarizes the Partnership’s bond purchase commitments as of December 31, 2018 and 2017:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Rate	Closing Date (1)	Fair Value as of December 31, 2018	Fair Value as of December 31, 2017
Esperanza at Palo Alto	July 2015	$-	5.80%	May 2018	$-	$1,616,143
Village at Avalon	November 2015	-	5.80%	December 2018	-	1,386,397
Total		$-			$-	$3,002,540

(1)	The closing date is actual.

Property Loan Commitments

As of December 31, 2018, ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, had a remaining property loan commitment to Vantage at Brooks, LLC totaling approximately $612,000.  This commitment was terminated upon repayment in full of the related property loan in January 2019.  See Note 25 for additional information.

Investment Commitments

ATAX Vantage Holdings, LLC has outstanding commitments to contribute equity to unconsolidated entities. See Note 9 for additional information.

Construction Loan Guarantees

The Partnership entered into guaranty agreements for construction loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur.  All guarantees were initially for the entire amount of the construction loans and decrease based on the achievement of certain events or financial ratios, as defined by the respective construction loan agreements.  The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of December 31, 2018:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Construction Loan	Construction Loan Balance as of December 31, 2018	Partnership's Maximum Exposure as of December 31, 2018	Guarantee Terms
Vantage at Panama City Beach	2017	$25,600,000	$23,659,040	$11,829,520	(1)
Vantage at Stone Creek	2018	30,824,000	7,734,675	7,734,675	(2)
Vantage at Coventry	2018	31,500,000	-	-	(2)
(1)

The Partnership’s maximum exposure decreased to 50% when the project received its certificate of occupancy and will decrease to 25% upon achievement and maintenance of a specified debt service coverage ratio by the borrower. The Partnership is also required to maintain minimum cash and net worth requirements, which were met as of December 31, 2018.

(2)	The Partnership’s maximum exposure will decrease to 50% and 25% as certain debt service coverage levels are achieved by the borrower.

Other Guarantees

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships. The guarantees include an obligation to repurchase the interests of BC Partners if certain “repurchase events” occur.  Remaining potential repurchase events relate primarily to the delivery of LIHTCs, or tax credit recapture and foreclosure. The Partnership’s maximum exposure represents 75% of the equity contributed by BC Partners to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of December 31, 2018:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of December 31, 2018
Ohio Properties	2011	2026	$3,712,436
Greens of Pine Glen, LP	2012	2027	2,429,658

Lease Commitments

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. The Partnership has an option to extend the lease for an additional five-year period.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount. As of December 31, 2018, the minimum aggregate annual payment due under the agreement is approximately $130,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases of 3% annually thereafter.  The 50/50 MF Property may be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.

The Partnership reported accounts payable related to the ground lease of approximately $55,000 and $125,000 as of December 31, 2018 and 2017, respectively. The Partnership reported expenses related to the agreement of approximately $168,000, $168,000 and $168,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Other Commitments

As the holder of residual interests issued in its TOB, Term TOB, Term A/B and TEBS Financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings.  These guarantees may result from a downgrade in the investment rating of PHCs held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie Mac will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. If the Partnership does not remedy, the trust will be collapsed.  If such an event occurs, the trust collateral may be sold and if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall pursuant to its guarantee. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership.  In the event of a shortfall the maximum exposure to loss would be approximately $508.9 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been, and does not expect in the future, to be required to reimburse the financing facilities for any shortfall.

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

The following table summarizes the Series A Preferred Units outstanding as of December 31, 2018:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of December 31, 2018 and 2017	9,450,000	$94,500,000

19. Issuances of Additional Beneficial Unit Certificates

In November 2016, a Registration Statement on Form S-3 was declared effective by the Securities and Exchange Commission under which the Partnership may offer up to $225.0 million of BUCs from time to time. The Registration Statement will expire in November 2019.

In December 2017, the Partnership initiated an “at the market offering” to sell BUCs at market prices on the date of sale. The Partnership sold 38,617 and 161,383 BUCs under this program for net proceeds of approximately $192,000 and $806,000, net of issuance costs, during the years ended December 31, 2018 and 2017, respectively. The offering was terminated in March 2018.

In August 2018, the Partnership initiated a new “at the market offering” to sell up to $75.0 million of BUCs at market prices on the date of sale. The amount available under this program represented a portion of the Registration Statement. The Partnership sold 310,519 BUCs under this program for net proceeds of approximately $1.8 million, net of issuance costs, during the year ended December 31, 2018. This offering was terminated effective February 8, 2019.

20. Restricted Unit Awards (“RUAs”)

The Partnership’s 2015 Equity Incentive Plan (“Plan”), as approved by the BUC holders, permits the grant of restricted units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to approximately three years. Unvested RUAs are entitled to receive distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or Burlington, or death or disability of the participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $1.8 million, $1.6 million and $833,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the RUA activity for years ended December 31, 2018, 2017 and 2016:

	Restricted Units Awarded	Weighted-average Grant- date Fair Value
Nonvested at January 1, 2016	-	$-
Granted	272,307	6.03
Vested	(114,003)	6.03
Nonvested at December 31, 2016	158,304	$6.03
Granted	283,046	5.74
Vested	(199,281)	5.85
Nonvested at December 31, 2017	242,069	$5.83
Granted	309,212	6.31
Vested	(279,034)	6.06
Forfeited	(6,957)	6.31
Nonvested at December 31, 2018	265,290	$6.14

As of December 31, 2018, there was approximately $902,000 of total unrecognized compensation expense related to nonvested RUAs granted under the Plan.  The remaining expense is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of nonvested RUAs was approximately $1.5 million as of December 31, 2018.

21. Transactions with Related Parties

The Partnership is managed by AFCA 2, which is controlled by its general partner, Burlington.  The Board of Managers of Burlington and certain employees of Burlington act as managers (and effectively as the directors) and executive officers of the Partnership.  Certain services are provided to the Partnership by employees of Burlington and the Partnership reimburses Burlington, through AFCA 2, for its allocated share of these salaries and benefits. The Partnership also reimburses Burlington for its share of general and administrative expenses. These reimbursed costs represent a substantial portion of the Partnership’s general and administrative expenses. The amounts in the following table represent amounts reimbursable to AFCA 2 or an affiliate:

	2018	2017	2016
Reimbursable salaries and benefits	$3,993,067	$3,350,267	$2,921,762
Other expenses	13,121	143,350	5,883
Insurance	215,867	216,263	204,357
Professional fees and expenses	154,653	191,177	390,961
Consulting and travel expenses	-	3,554	11,634
	$4,376,708	$3,904,611	$3,534,597

The Partnership incurs costs for services and contractual payments payable to AFCA 2, Burlington and affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s consolidated financial statements for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Partnership administrative fees paid to AFCA 2 (1)	$3,721,000	$3,576,000	$2,773,000
Property management fees paid to an affiliate (2)	190,000	390,000	555,000
Consulting fees paid to an affiliate (3)	-	921,000	1,186,000
Construction fees paid to an affiliate (4)	-	63,000	-
Due diligence services revenue received from an affiliate (5)	-	128,000	-
Reimbursement of franchise margin taxes paid on behalf of unconsolidated entities (6)	77,000	-	-

(1)

The General Partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within general and administrative expenses on the Partnership’s consolidated statements of operations.

(2)

An affiliate of AFCA 2, Burlington Capital Properties, LLC (“Properties Management”), provides property management, administrative and marketing services for the MF Properties (excluding Suites on Paseo). The property management fees are reported within real estate operating expenses in the Partnership’s consolidated statements of operations.

(3)

An affiliate of AFCA 2, Farnam Capital Advisors (“FCA”), provides consulting services when certain debt financing facilities are acquired by the Partnership. These fees were capitalized as deferred financing costs in the Partnership’s consolidated balance sheets.

(4)

An affiliate of AFCA 2, Burlington Capital Construction Services, LLC, was the general contractor for certain exterior rehabilitation services for the Jade Park MF Property. These service fees were capitalized as real estate assets in the Partnership’s consolidated balance sheets.

(5)

The Partnership performed due diligence services for Properties Management related to the sales of the Residences of Weatherford, Residences of DeCordova and Eagle Village MF properties and the sale of the property collateralizing the Ashley Square MRB. The fees earned were reported within other income on the Partnership’s consolidated statements of operations.

(6)

The Partnership pays franchise margin taxes on revenues in certain jurisdictions relating to its investments in unconsolidated entities. Such taxes are paid by the Partnership as the unconsolidated entities are required by tax regulations to be included in the Partnership’s group tax return. The Partnership is then reimbursed for franchise margin taxes paid on behalf of the unconsolidated entities.

AFCA 2, Burlington and affiliates receive fees from the borrowers of the Partnership’s MRBs for services provided to the borrower and based on the occurrence of certain investment and debt financing transactions. These fees were paid by the borrowers and are not reflected in the Partnership’s consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs and affiliates for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Non-Partnership property administrative fees received by AFCA 2 (1)	$69,000	$173,000	$95,000
Investment/mortgage placement fees received by AFCA 2 (2)	2,873,000	1,814,000	2,079,000
MRB redemption administrative fee received by AFCA 2 (3)	283,000	300,000	-
Consulting fees received by an affiliate (4)	-	705,000	1,040,000
Negotiated placement fee to AFCA 2 (5)	-	-	125,000
Negotiated origination fee to an affiliate (6)	-	-	125,000

(1)

AFCA 2 received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership.  These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. The disclosed amounts represent administrative fees received by AFCA 2 during the periods specified.

(2)	AFCA 2 received placement fees in connection with the acquisition of certain MRBs, investments in unconsolidated entities and certain property loans.
(3)

AFCA 2 received one-time administrative fees related to early redemptions of the Lake Forest MRB in September 2018 and the Vantage at Judson MRBs in December 2018. AFCA 2 received a one-time administrative fee of $300,000 related to early redemption of the Avistar at Chase Hill MRBs in November 2017.

(4)	FCA received consulting fees in connection with the acquisition of certain MRBs, investments in unconsolidated entities and certain property loans.
(5)	AFCA 2 received a one-time negotiated mortgage placement fee related to work performed for a transaction that did not materialize during the year ended December 31, 2016.
(6)	FCA received a one-time origination fee for work performed related to a transaction that did not materialize during the year ended December 31, 2016.

In addition, Properties Management provides services to seven of the properties collateralizing MRBs of the Partnership. In addition, Properties Management provides services to one of our investments in unconsolidated entities. These property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, as applicable, and the construction loan for the unconsolidated entity.

The Partnership reported receivables due from unconsolidated entities of approximately $77,000 and zero as of December 31, 2018 and 2017, respectively. These amounts are reported within other assets on the Partnership’s consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $330,000 and $391,000 as of December 31, 2018 and 2017, respectively. These amounts are reported within accounts payable, accrued expenses and other liabilities on the Partnership’s consolidated balance sheets.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Investments in Mortgage Revenue Bonds and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs and bond purchase commitments as of December 31, 2018 and 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs and bond purchase commitments are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and bond purchase commitments are categorized as a Level 3 input. As of December 31, 2018, the range of effective yields on the individual MRBs and bond purchase commitments was 3.3% to 9.1% per annum, with a weighted average effective yield of 4.6% when weighted by the principal outstanding of MRBs as of the reporting date. As of December 31, 2017, the range of effective yields on the individual MRBs and bond purchase commitments was 2.9% to 8.8% per annum.

Investments in PHC Certificates

The fair value of the Partnership’s investment in PHC Certificates as of December 31, 2018 and 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the PHC Certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Certificate as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs.

The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness.  The Partnership also engages a second third-party pricing service to confirm the values developed by the primary third-party pricing service. The valuation methodologies used by the third-party pricing services encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input. As of December 31, 2018, the range of effective yields on the PHC Certificates was 5.3% to 6.0% per annum, with a weighted average effective yield of 5.5% when weighted by the principal outstanding of PHC Certificates as of the reporting date. As of December 31, 2017, the range of effective yields on the PHC Certificates was 5.1% to 5.8% per annum.

Taxable MRBs

The fair value of the Partnership’s taxable MRBs as of December 31, 2018 and 2017 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable MRBs, and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, subordination to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each taxable MRB. The taxable MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the taxable MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable MRBs is categorized as a Level 3 input. As of December 31, 2018, the range of effective yields on the individual taxable bonds was 8.3% to 9.3% per annum, with a weighted average effective yield of 9.1% when weighted by the principal outstanding of taxable MRBs as of the reporting date. As of December 31, 2017, the range of effective yields on the individual taxable bonds was 7.9% to 9.2% per annum.

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

Assets measured at fair value on a recurring basis as of December 31, 2018 are summarized as follows:

	Fair Value Measurements as of December 31, 2018
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$645,258,873	$-	$-	$645,258,873
Mortgage revenue bonds	86,894,562	-	-	86,894,562
PHC Certificates	48,672,086	-	-	48,672,086
Taxable mortgage revenue bonds (reported within other assets)	1,409,895	-	-	1,409,895
Derivative instruments (reported within other assets)	626,633	-	-	626,633
Total Assets at Fair Value, net	$782,862,049	$-	$-	$782,862,049

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2018:

	For the Years Ended December 31, 2018
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2018	$788,621,707	$3,002,540	$49,641,588	$2,422,459	$(229,631)	$843,458,663
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	144,692	-	(77,096)	-	724,579	792,175
Included in earnings (impairment of securities)	-	-	(1,141,020)	-	-	(1,141,020)
Included in other comprehensive income	(14,560,720)	(3,002,540)	950,228	(32,756)	-	(16,645,788)
Purchases	41,708,000	-	-	-	-	41,708,000
Settlements	(83,760,244)	-	(701,614)	(979,808)	131,685	(85,309,981)
Ending Balance December 31, 2018	$732,153,435	$-	$48,672,086	$1,409,895	$626,633	$782,862,049
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on December 31, 2018	$-	$-	$(1,141,020)	$-	$724,579	$(416,441)

(1)

Mortgage revenue bonds include both bonds held in trust as well as those held by the Partnership. The beginning balance also includes the cumulative effect of accounting change related to the adoption of ASU 2017-08 effective January 1, 2018.

(2)	Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are summarized as follows:

	Fair Value Measurements as of December 31, 2017
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

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2017:

	For the Years Ended December 31, 2017
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2017	$680,211,051	$2,399,449	$57,158,068	$4,084,599	$(955,679)	$742,897,488
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	212,712	-	(654,290)	-	(240,091)	(681,669)
Included in other comprehensive income	37,104,392	603,091	(882,452)	(96,685)	-	36,728,346
Purchases	121,347,000	-	-	-	556,017	121,903,017
Settlements	(50,036,500)	-	(5,979,738)	(1,565,455)	410,122	(57,171,571)
Ending Balance December 31, 2017	$788,838,655	$3,002,540	$49,641,588	$2,422,459	$(229,631)	$843,675,611
Total amount of losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on December 31, 2017	$-	$-	$(761,960)	$-	$(240,091)	$(1,002,051)

(1)	Mortgage revenue bonds include both bonds held in trust as well as those held by the Partnership.
(2)	Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2016:

	For the Years Ended December 31, 2016
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2016	$583,683,137	$5,634,360	$60,707,290	$4,824,060	$(972,898)	$653,875,949
Total gains (losses) (realized/unrealized)
Included in earnings (interest expense)	175,769	-	(54,605)	-	17,618	138,782
Included in other comprehensive income	(17,342,217)	(3,234,911)	(1,480,497)	(188,299)	-	(22,245,924)
Purchases	130,620,000	-	-	-	-	130,620,000
Sale of securities	(9,295,000)	-	-	-	(399)	(9,295,399)
Settlements	(7,630,638)	-	(2,014,120)	(551,162)	-	(10,195,920)
Ending Balance December 31, 2016	$680,211,051	$2,399,449	$57,158,068	$4,084,599	$(955,679)	$742,897,488
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2016	$-	$-	$-	$-	$17,618	$17,618

(1)	Mortgage revenue bonds include both bonds held in trust as well as those held by the Partnership.
(2)	Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

Total gains and loss included in earnings for the interest rate derivatives are reported as interest expense in the Partnership’s consolidated statements of operations.

As of December 31, 2018, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are indicative of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis. The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS and variable-rate TOB Trust financings are credit enhanced by Freddie Mac and DB, respectively. The table below summarizes the fair value of the Partnership’s financial liabilities as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$541,322,765	$550,766,809	$608,328,347	$618,412,150
Mortgages payable and other secured financing	27,454,375	27,552,748	35,540,174	35,767,924

23. Segments

The Partnership has four reportable segments - Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Other Investments.  The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.    In January 2016, the Partnership sold its three remaining MBS Securities and eliminated the MBS Securities Investments segment.

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s consolidated balance sheets.  As of December 31, 2018, the Partnership held 77 MRBs. The Residential Properties financed by the MRBs contain a total of 10,650 rental units. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the Partnership’s consolidated statements of operations are allocated to this operating segment.

MF Properties Segment

The MF Properties segment consists of multifamily, student housing, and senior citizen residential properties held by the Partnership (see Note 8). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.    As of December 31, 2018, the Partnership owns two MF Properties containing a total of 859 rental units. Income tax expense (benefit) for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trust Segment

The Public Housing Capital Fund Trust segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 7).

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which is invested in unconsolidated entities (see Note 9) and property loans to Vantage at Brooks LLC and Vantage at New Braunfels LLC (see Note 10).

The following table details certain financial information for the Partnership’s reportable segments for the December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Total revenues
Mortgage Revenue Bond Investments	$57,625,273	$49,100,423	$36,673,232
MF Properties	9,149,105	13,677,635	17,404,439
Public Housing Capital Fund Trust	2,479,494	2,951,735	2,888,035
MBS Securities Investments	-	-	17,921
Other Investments	12,101,704	4,651,752	1,995,123
Total revenues	$81,355,576	$70,381,545	$58,978,750

Interest expense
Mortgage Revenue Bond Investments	$20,687,812	$18,705,398	$11,904,616
MF Properties	1,569,744	2,099,840	2,200,531
Public Housing Capital Fund Trust	932,456	1,350,205	1,349,800
MBS Securities Investments	-	-	14,692
Other Investments	-	-	-
Total interest expense	$23,190,012	$22,155,443	$15,469,639

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-
MF Properties	3,488,058	4,949,935	5,980,483
Public Housing Capital Fund Trust	-	-	-
MBS Securities Investments	-	-	-
Other Investments	-	-	-
Total depreciation expense	$3,488,058	$4,949,935	$5,980,483

Partnership net income (loss)
Mortgage Revenue Bond Investments	$22,048,372	$15,438,583	$11,755,639
MF Properties	3,676,560	9,668,051	8,443,527
Public Housing Capital Fund Trust	406,019	839,570	1,538,234
MBS Securities Investments	-	-	51,984
Other Investments	15,008,578	4,644,994	1,995,123
Partnership net income	$41,139,529	$30,591,198	$23,784,507

The following table details total assets for the Partnership’s reportable segments as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Total assets
Mortgage Revenue Bond Investments	$864,311,647	$937,565,390
MF Properties	71,120,280	83,514,758
Public Housing Capital Fund Trust Certificates	48,942,334	49,918,434
Other Investments	85,048,514	55,573,834
Consolidation/eliminations	(86,709,529)	(56,804,417)
Total assets	$982,713,246	$1,069,767,999

24. Summary of Unaudited Quarterly Results of Operations

2018	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$16,458,034	$15,785,165	$30,052,544	$26,015,349
Income from continuing operations	6,004,304	3,338,121	17,883,055	13,914,049
Net income	$6,004,304	$3,338,121	$17,883,055	$13,914,049

Income from continuing operations, per BUC	$0.09	$0.04	$0.25	$0.22
Net income, basic and diluted, per BUC	$0.09	$0.04	$0.25	$0.22

2017	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$23,208,975	$16,218,225	$16,234,830	$32,472,818
Income from continuing operations	7,360,515	4,109,400	3,545,483	15,647,453
Net income	$7,360,515	$4,109,400	$3,545,483	$15,647,453

Income from continuing operations, per BUC	$0.10	$0.06	$0.05	$0.23
Net income, basic and diluted, per BUC	$0.10	$0.06	$0.05	$0.23

25. Subsequent Events

In January 2019, the Vantage at Brooks, LLC property was sold by its owner. Upon the sale, the Partnership received all outstanding principal and accrued interest on the Vantage at Brooks, LLC property loan (see Note 10). The Partnership received additional proceeds totaling approximately $3.0 million, which will be recorded as contingent interest on the Partnership’s consolidated statements of operations in the first quarter of 2019. The contingent interest recognized will be considered Tier 2 income for purposes of distributions to BUC holders (see Note 3).

In February 2019, the Partnership terminated its “at the market offering” (see Note 19).

The following table summarizes the MRBs acquired by the Partnership subsequent to December 31, 2018:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Gateway Village - Series A	February	Hillsborough, NC	64	4/1/2032	6.10%	$2,600,000
Lynnhaven - Series A	February	Durham, NC	75	4/1/2032	6.10%	3,450,000

In February 2019, the Partnership executed two new Term A/B Trust financings related to these MRBs and received gross proceeds of approximately $5.3 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Partnership have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that, as of December 31, 2018, the Partnership’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Partnership’s management (including officers of Burlington Capital LLC in its capacity as the general partner of the General Partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Partnership carried out an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s CEO and CFO of the effectiveness of the Partnership’s internal control over financial reporting.  The Partnership’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership is managed by its general partner, AFCA 2, which in turn is managed by its general partner, Burlington.  Accordingly, the executive officers and Board of Managers of Burlington act as the executive officers and directors of the Partnership. In addition, Chad L. Daffer holds the position of Chief Executive Officer and Craig S. Allen holds the position of Chief Financial Officer of the Partnership.  Mr. Daffer and Mr. Allen are the only executive officers of the Partnership and are employed by Burlington.

The Partnership’s General Partner is not elected by the Unitholders and is not subject to re-election on an annual or other continuing basis in the future.  In addition, our Unitholders are not entitled to elect the Managers or executive officers of Burlington or take part in the management or control of the business of the Partnership.

The Board of Managers of Burlington has eight members.  The NASDAQ listing rules do not require a listed limited partnership, such as the Partnership, to have a majority of independent directors on the Board of Managers of the general partner of our General Partner or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NASDAQ listing rules and SEC rules.  In this regard, all the members of the Burlington Audit Committee have been determined to be independent under the applicable SEC and NASDAQ independence requirements.

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

Following is the biographical information for each of the Managers of Burlington disclosed above, and information for the Chief Executive Officer and Chief Financial Officer of the Partnership:

Michael B. Yanney, 85, is Chairman Emeritus of the Board of Burlington Capital LLC, formerly America First Companies, which has managed public investment funds.  From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks.  Mr. Yanney served as a director and member of the Executive Committee of FirsTier Financial, Inc., the largest bank holding company in Nebraska, from 1985 until his resignation in 1991.  Mr. Yanney is a member of the board of directors for Burlington Capital LLC, America First Tax Exempt Fund, and was formerly a director of Tetrad, Core Bank Holding Co.,   Level 3 Communications, Inc., Burlington Northern Santa Fe Corporation, Freddie Mac Advisory Board, Durham Resources, Inc., Freedom Communications, Inc., Forest Oil Corporation, MFS Communications, Inc., PKS Information Services, Inc., Omaha Steaks, MFA, and Streck Inc. Mr. Yanney is the husband of Dr. Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 52, is Chief Executive Officer and President of Burlington, as well as being Chairman of the Board of Managers. Under Ms. Roskens’ leadership, the Company was restructured from an investment management firm to an organization with ongoing operating businesses built on a shared services platform. Prior to joining Burlington in 2000, Ms. Roskens was Managing Director of Twin Compass, LLC and was the Director of Business Development at Inacom Corporation. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. A graduate of Stanford University and Stanford Law School, Ms. Roskens was an attorney with Kutak Rock law firm in Omaha, Nebraska from 1992 to 1995, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Chad L. Daffer, 54, is the Chief Executive Officer of the Partnership. Mr. Daffer has been employed by Burlington Capital LLC since 2005 where he served as the Partnership’s Fund Manager.   Prior to joining Burlington, Mr. Daffer served as an Investment Banker from 1996 to 2004 with Kirkpatrick Pettis and from 1992 to 1996 he was employed in Fixed Income Institutional Sales with Paine Webber.  Mr. Daffer has a Bachelor of Science in Accounting from the University of Nebraska.

Craig S. Allen, 60, is the Chief Financial Officer of the Partnership. Mr. Allen has been employed by Burlington Capital, LLC since 2015.  Mr. Allen brings over 25 years of experience working with public and privately traded companies with over 20 years in the financial services industry.  From December 2010 to November 2014, he was Senior Vice President and Chief Financial Officer at ECMC Holdings, Oakdale, Minnesota, an $80 million privately held financial services company. Prior to that, from January 2001 to December 2010, Mr. Allen was Chief Financial Officer with XO Group, Inc. (NYSE: XOXO), a publicly traded global multi-media and technology company.  Mr. Allen has a Bachelor of Science degree in Accounting from Northern Illinois University, DeKalb, Illinois.  He also holds designations as a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Certified Management Accountant (CMA) and International Financial Report Standards (IFRS) Certificate.

Dr. William S. Carter, 92, is retired from medical practice. He is a graduate of Butler University and Kansas University School of Medicine. He was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska and was Managing Partner for the Midwest ENT Group until his retirement in 1993.

Walter K. (Kimball) Griffith, 69, is of counsel to Norris George & Ostrow PLLC since October 2017, a law firm that specializes in providing finance solutions to affordable housing and community development.  Prior to that he was an affordable housing consultant since retiring from Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2015.  From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support.  During the period that he was vice president, Freddie Mac affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff.  From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003.  Mr. Griffith currently serves on the Board of Directors of Enterprise Community Investors, Inc., a national nonprofit that seeks to end housing insecurity through investments in equity and debt as well as supporting local nonprofits serving affordable housing residents and communities.  He also serves on the Board of Housing Up, formerly Transitional Housing Corporation (chair 2015-2017), a Washington DC-based non-profit that provides housing and supportive services to homeless and at-risk families.  He also serves on the board of Community Preservation Development Corporation, a Washington DC-based nonprofit that develops and owns affordable multifamily properties and workforce housing in the Washington DC region from Baltimore, MD to Richmond, VA and Newport News, VA.

Patrick J. Jung, CPA, 71, prior to retiring in May 2018, served as the Chief Operating Officer of Surdell & Partners, LLC, an advertising company in Omaha, Nebraska. Prior to his position with Surdell & Partners LLC, Mr. Jung was a practicing certified public accountant with KPMG LLC for thirty years. During that period, he served as a Partner for twenty years and as the Managing Partner of the Nebraska business unit for the last six years. Mr. Jung is also a member of the board of directors of Werner Enterprises, Inc., and serves on its audit and compensation committees. Werner Enterprises, Inc., headquartered in Omaha, Nebraska, is a publicly traded transportation and logistics company engaged primarily in hauling truckload shipments of general commodities. Mr. Jung is a director and officer at the Omaha Zoological Society

Michael O. Johanns, 68, was elected to the U.S. Senate in 2008. Senator Johanns served in the 111th through 113th Congresses as a member of the following committees: Appropriations, Agriculture, Banking, Commerce, Environment & Public Works, Indian Affairs and Veterans’ Affairs (varied by Congress). As the 28th Secretary of the U.S. Department of Agriculture, Senator Johanns directed 18 agencies employing 90,000 staff worldwide and managed a $93 billion budget. Senator Johanns served as Governor of Nebraska from 1999 to 2005. Senator Johanns’ public service began on the Lancaster County Board in Nebraska from 1983 to 1987, followed by the Lincoln City Council from 1989 to 1991. He was elected Mayor of Lincoln in 1991and reelected without opposition in 1995. He is a graduate of St. Mary’s University of Minnesota and holds a law degree from Creighton University in Omaha. He clerked for the Nebraska Supreme Court before practicing law in O’Neill and Lincoln, Nebraska.

George H. Krauss, 77, was a consultant to Burlington from 1996 until 2010. From 2010 until present Mr. Krauss has been a Managing Director of Burlington. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP, serving as such firm’s managing partner from 1983 to 1993, and, from 1997 to 2006, was Of Counsel to such firm.  Mr. Krauss currently serves as the Chairman of the board of directors of MFA Mortgage Investments, Inc.  Mr. Krauss previously served on the board of directors of Gateway, Inc., from 1991 to October 2007, West Corporation, from January 2001 to October 2006, America First Apartment Investors, Inc., from January 2003 to September 2007, infoGROUP, Inc., from December 2007 to July 2010 and Core Bank and its predecessor Omaha State Bank from 1987 to 2017.  Mr. Krauss received a Juris Doctorate degree and a Masters of Business Administration degree from the University of Nebraska.

Dr. Gail Walling Yanney, 82, is a retired physician.  Dr. Walling Yanney practiced anesthesiology.  She was the Executive Director of the Clarkson Foundation from 1993 until October 1995.  In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A.  Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Managers of Burlington and executive officers of the Partnership and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, Managers and BUC holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that all Section 16(a) filing requirements applicable to the executive officers, Managers, and beneficial owners of BUCs were satisfied in a timely manner during the year ended December 31, 2018.

Code of Ethical Conduct and Code of Conduct

Burlington has adopted the Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002.  As such, this Code of Ethical Conduct covers all executive officers of Burlington, who perform such duties for the Partnership, including the Partnership’s Chief Executive Officer and Chief Financial Officer.  Burlington has also adopted the Corporate Code of Conduct applicable to all Board Managers, officers, and employees which is designed to comply with the listing requirements of the NASDAQ Stock Market.  Both the Code of Ethical Conduct and the Corporate Code of Conduct are available on the Partnership’s website at www.ataxfund.com.

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

The Audit Committee held four meetings in 2018.  The Audit Committee assists the Board of Managers in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls.  The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm.  The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.  Our independent registered public accounting firm is given unrestricted access to the Audit Committee and Burlington’s management, as necessary.

Item 11.  Executive Compensation.

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2018, whom we refer to as our “named executive officers.”  For 2018, the Partnership’s named executive officers consisted of Chad L. Daffer, the Chief Executive Officer, and Craig S. Allen, the Chief Financial Officer.  Mr. Daffer and Mr. Allen are both employees, but not executive officers, of Burlington.  Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that, as of December 31, 2018, Mr. Daffer and Mr. Allen were the only individuals who served as executive officers of the Partnership.

Under the terms of its Amended and Restated LP Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Burlington or to any limited partners of AFCA 2. In this regard, the compensation of the named executive officers of the Partnership is determined exclusively by Burlington. The Partnership reimburses Burlington, through AFCA 2 serving in its capacity as a pass-through entity only, for services provided by the Partnership’s named executive officers. Accordingly, the Partnership does not have an executive compensation program for the named executive officers that is controlled by the Partnership.

Set forth below is information about all compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the named executive officers for the year ended December 31, 2018.

Summary Compensation Table For 2018

The following table sets forth information regarding compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to our named executive officers for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Unit Awards (1) ($)	Total ($)
Chad L. Daffer	2018	435,293	435,293
Chief Executive Officer	2017	325,679	325,679

Craig S. Allen	2018	353,233	353,233
Chief Financial Officer	2017	268,290	268,290

(1)

This column reflects grants of RUAs under the Partnership’s 2015 Equity Incentive Plan (the “Plan”).  The Plan permits the grant of restricted units and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to up to three years.  RUAs granted to Managers and executive officers during 2018 and 2017 provide for the payment of distributions during the restriction period.  The RUAs provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or Burlington.  The value of the RUAs to the named executive officers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The values were computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the named executive officers a total of 96,614 restricted units on March 20, 2018 and 28,324 restricted units on May 24, 2018, with grant date fair values of $6.30 and $6.35 per unit, respectively.

2015 Equity Incentive Plan

On June 24, 2015, Burlington’s Board of Managers approved the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan, which was subsequently approved by the Partnership’s BUC holders on September 15, 2015.  The purpose of the Plan is to promote the interests of the Partnership and its Unitholders by providing incentive compensation awards that encourage superior performance.  The Plan is also intended to attract and retain the services of individuals who are essential for the Partnership’s growth and profitability and to encourage those individuals to devote their best efforts to advancing the Partnership’s business.

The maximum number of BUCs that may be delivered with respect to awards under the Plan is 3,000,000. The Plan is generally administered by Burlington’s Board, or any compensation committee of Burlington’s Board, if appointed, or any other committee as may be appointed by the Board to administer the Plan (the Board or any such committee is referred to herein as the “Committee”).  The Committee has the full authority, subject to the terms of the Plan, to establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan, to designate participants under the Plan, to determine the number of BUCs to be covered by awards, to determine the type or types of awards to be granted to a participant, and to determine the terms and conditions of any award.  All of Burlington’s employees and members of the Board, and employees of Burlington’s affiliates, including the Partnership, that perform services for Burlington, the Partnership, or an affiliate of either are eligible to be selected to participate in the Plan.  The selection of which eligible individuals will receive awards is within the sole discretion of the Committee.

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

The effective date of the Plan is June 24, 2015 (the “Effective Date”), which is the date the Burlington Board approved the Plan.  The term of the Plan will expire on the earlier of (i) the date it is terminated by the Board; (ii) the date units are no longer available under the plan for delivery pursuant to awards; or (iii) the tenth anniversary of the Effective Date (which is June 24, 2025).  The Board may amend the Plan at any time; provided, however, that BUC holder approval will be obtained for any amendment to the Plan to the extent necessary to comply with any applicable law, regulation, or securities exchange rule.  The Committee may also amend any award agreement evidencing an award made under the Plan, provided that no change in any outstanding award may be made that would adversely affect the rights of the participant under any previously granted award without the consent of the affected participant.  Repricing of unit options and unit appreciation rights is prohibited under the Plan without the approval of our BUC holders, except in the case of adjustments implemented to reflect certain Partnership transactions, as described above.

Restricted units granted under the Plan totaled 309,212 and 283,046 for the years ended December 31, 2018 and 2017, respectively.  No other types of awards have been granted under the Plan as of December 31, 2018.  There are 2,276,442 BUCs available for future issuance under the Plan.

Outstanding Equity Awards at Fiscal Year-End 2018

Name	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Chad L. Daffer	64,898	364,727
Craig S. Allen	52,897	297,281
(1)

Represents restricted units granted under the Plan.  Mr. Daffer’s outstanding restricted units will vest 41,908 units on November 30, 2019 and 22,990 units on November 30, 2020. Mr. Allen’s outstanding restricted units will vest 34,239 units on November 30, 2019 and 18,658 units on November 30, 2020.

(2)

The market value of the restricted units set forth in this column was computed by multiplying $5.62, the closing market price of the BUCs on December 31, 2018, which was the last trading day of 2018, by the number of restricted units.

Manager Compensation for 2018

The Board of Managers of Burlington effectively acts as the Partnership’s board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the SEC and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Select Market in order for the Partnership and its BUCs to comply with the rules applicable to registrants that are limited partnerships.  During 2018, the Partnership paid Burlington a total of $154,653 as reimbursement for services provided to the Partnership by independent Managers.  The Partnership did not pay any other compensation of any nature to any of the Managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers, other than what is disclosed in the table below.

The following table sets forth the total compensation paid to the Managers of Burlington for the year ended December 31, 2018 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash	Restricted Unit Awards (1)	Total Compensation
Michael B. Yanney (2)	$-	$205,118	$205,118
Lisa Y. Roskens (3)	-	246,142	246,142
Mariann Byerwalter (4)	51,278	-	51,278
Dr. William S. Carter	26,000	43,908	69,908
Walter K. Griffith	22,750	38,417	61,167
Patrick J. Jung	31,875	46,647	78,522
Michael O. Johanns	22,750	38,417	61,167
George H. Krauss (5)	-	59,926	59,926
Dr. Gail Walling Yanney	-	-	-

(1)

Refers to RUAs granted under the Plan. The value of RUAs to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The value was computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the Managers a total of 83,137 restricted units on March 20, 2018 and 24,380 restricted units on May 24, 2018, with grant date fair values of $6.30 and $6.35 per BUC, respectively.

(2)	As of December 31, 2018, Mr. Yanney held 21,667 outstanding and unvested restricted units pursuant to previously granted RUAs.
(3)	As of December 31, 2018, Ms. Roskens held 26,001 outstanding and unvested restricted units pursuant to previously granted RUAs.
(4)

Ms. Byerwalter resigned from the Board of Managers on November 5, 2018. This table only reflects the compensation Ms. Byerwalter earned as a member of the Board of Managers during the portion of 2018 in which she served as Manager.

(5)	As of December 31, 2018, Mr. Krauss held 6,331 outstanding and unvested restricted units pursuant to previously granted RUAs.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b)  Chad L. Daffer and Craig S. Allen are the only executive officers of the Partnership, but they are employed by Burlington. The other persons constituting management of the Partnership are employees of Burlington as well.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Daffer, Mr. Allen and each of the Managers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of February 26, 2019, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 60,691,467 issued and outstanding BUCs and unvested restricted units as of December 31, 2018.

Name	Number of BUCs Beneficially Owned		Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	524,796	(1)	*
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	564,928	(2)	*
Chad L. Daffer, Chief Executive Officer	304,060	(3)	*
Craig S. Allen, Chief Financial Officer	124,870	(4)	*
Dr. William S. Carter, Manager of Burlington	21,961		*
Walter K. Griffith, Manager of Burlington	42,220		*
Patrick J. Jung, Manager of Burlington	52,062	(5)	*
Michael O. Johanns, Manager of Burlington	17,220		*
George H. Krauss, Manager of Burlington	298,775	(6)	*
Dr. Gail Walling Yanney, Manager of Burlington	503,422	(7)	*
All current executive officers and Managers of Burlington as a group (10 persons)	1,524,330		2.5%

*	denotes ownership of less than 1%.
(1)

Amount includes 464,992 BUCs held by Burlington Capital LLC.  Mr. Yanney has a beneficial ownership interest in and is a Manager and Chairman Emeritus of Burlington Capital LLC and is deemed to have a pecuniary interest in the BUCs due to his ownership interest in Burlington Capital LLC. Amount includes 32,585 restricted units with respect to which Mr. Yanney has voting rights.

(2)

Amount includes 464,992 BUCs held by Burlington Capital LLC.  Ms. Roskens has a beneficial ownership interest in, and is a Manager, Chairman, President, and Chief Executive Officer of Burlington Capital LLC and is deemed to have a pecuniary interest in the BUCs due to her ownership interest in Burlington Capital LLC. Amount includes 5,374 BUCs held in trust for the benefit of Ms. Roskens’ two children. Amount includes 5,965 held in Ms. Roskens’ retirement account. Amount includes 39,169 restricted units with respect to which Ms. Roskens has voting rights.

(3)	Amount includes 7,260 BUCs held in trust for the benefit of Mr. Daffer’s two children. Amount includes 64,898 restricted units with respect to which Mr. Daffer has voting rights.
(4)	Amount includes 52,897 restricted units with respect to which Mr. Allen has voting rights.
(5)	Amount includes 30,000 BUCs owned by Mr. Jung’s spouse.
(6)	Amount includes 172,785 BUCs owned by Mr. Krauss’ spouse. Amount includes 9,415 restricted units with respect to which Mr. Krauss has voting rights.
(7)

Amount includes 464,992 BUCs held by Burlington Capital LLC.  Dr. Yanney has a beneficial ownership interest in and is a Manager of Burlington Capital LLC and is deemed to have a pecuniary interest in the BUCs due to her ownership interest in Burlington Capital LLC. Amount also includes 28,167 BUCs held in Dr. Yanney’s retirement account.

(c)  There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

(d)  For information regarding the compensation plan under which equity securities of the Partnership are currently authorized for issuance, see “Equity Compensation Plan Information” in Part II, Item 5, of this Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The general partner of the Partnership is AFCA 2 and the sole general partner of AFCA 2 is Burlington.

Except as described in Note 21 to the Partnership’s consolidated financial statements filed in response to Item 8 of this Report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is: (i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than five percent of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons. The disclosures set forth in Note 21 of the Partnership’s consolidated financial statements filed in response to Item 8 of this Report are incorporated by reference herein.

For the identification of the members of Burlington’s Board of Managers who are independent under the applicable SEC and NASDAQ requirements, see the disclosures in “Item 10.  Directors, Executive Officers and Corporate Governance” of this Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Partnership for 2018. The Audit Committee regularly reviews and determines whether any non-audit services provided by PwC potentially affects its independence with respect to the Partnership. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PwC. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2018, all services performed by PwC with respect to the Partnership were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by PwC with respect to audit and non-audit services for the Partnership during the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees (1)	$995,563	$1,082,277
Audit-Related Fees (2)	-	-
Tax Fees (3)	193,978	193,663
All Other Fees	-	-

(1)

Audit Fees includes fees and expenses for professional services rendered for the audit of the Partnership’s annual financial statements and internal control over financial reporting, reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q, and other services provided in connection with regulatory filings that generally only the principal auditor can reasonably provide.

(2)

Audit-Related Fees includes services that are reasonably related to the performance of the audit or review of the financial statements, including audit and attestation services related to financial reporting that are not required by statute or regulation.

(3)	Tax Fees includes fees and expenses for the professional services rendered for the preparation and review of tax returns and Schedule K-1’s.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Report:

1.    Financial Statements. The following financial statements of the Partnership are included in response to Item 8 of this Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

2.    Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is included in the notes to consolidated financial statements of the Partnership filed in response to Item 8 of this Report.

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

3.5	Certificate of Limited Partnership of America First Tax Exempt Investors, L.P.
3.6	Amendment to the Certificate of Limited Partnership, effective November 12, 2013.
3.7	Articles of Incorporation of America First Fiduciary Corporation Number Five.
4.1	Form of Beneficial Unit Certificate of the Partnership.

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

10.4

Sale, Contribution and Assignment Agreement dated August 8, 2018 between America First Multifamily Investors, L.P. and ATAX TEBS IV, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 9, 2018).

10.5

Subordinate Bonds Custody Agreement dated August 1, 2018 by and among U.S. Bank, National Association, as custodian for the Federal Home Loan Mortgage Corporation, America First Multifamily Investors, L.P., and ATAX TEBS IV, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 9, 2018).

10.6

Bond Exchange, Reimbursement, Pledge and Security Agreement dated August 1, 2018 between the Federal Home Loan Mortgage Corporation and ATAX TEBS IV, LLC (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on August 9, 2018).

10.7

Series Certificate Agreement dated August 1, 2018 between the Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on August 9, 2018).

10.8

Limited Support Agreement dated August 1, 2018 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on August 9, 2018).

10.9

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

10.13

Limited Support Agreement dated July 1, 2015 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.14

Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.15

Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and the Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.16

Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.17

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

10.21

Limited Support Agreement dated July 1, 2014 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.22

Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.23

Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and the Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.24

Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.25	Sale and Assignment Agreement by and between the Registrant and ATAX TEBS I, LLC, dated September 1, 2010.
10.26	Custody Agreement by and between ATAX TEBS I, LLC and The Bank of New York Mellon Trust, N.A., dated September 1, 2010.
10.27	Bond Exchange, Reimbursement, Pledge and Security Agreement by and between ATAX TEBS I, LLC and Federal Home Loan Mortgage Corporation, dated September 1, 2010.
10.28

Series Certificate Agreement by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as Administrator, dated September 1, 2010 with respect to Freddie Mac Multifamily Variable Rate Certificates Series M024.

10.29	The Limited Support Agreement between the Registrant and Federal Home Loan Mortgage Corporation, dated as of September 1, 2010.
10.30

Rate Cap Agreement between ATAX TEBS I, LLC and Barclays Bank, PLC, dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.31

Rate Cap Agreement between ATAX TEBS I, LLC and Bank of The New York Mellon dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.32

Rate Cap Agreement between ATAX TEBS I, LLC and Royal Bank of Canada, dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).

10.33

Credit Agreement dated May 14, 2015 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 20, 2015).

10.34

Revolving Line of Credit Note dated May 14, 2015 executed by America First Multifamily Investors, L.P. and payable to the order of Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on May 20, 2015).

10.35

First Amendment to Credit Agreement dated January 7, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on January 13, 2016).

10.36	Waiver Letter dated January 7, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on January 13, 2016).
10.37

Second Amendment to Credit Agreement dated February 10, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on February 17, 2016).

10.38

Third Amendment to Credit Agreement dated November 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 18, 2016).

10.39

Fourth Amendment to Credit Agreement dated May 22, 2017 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 25, 2017).

10.40

Fifth Amendment to Credit Agreement dated July 19, 2018 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 20, 2018).

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

10.47

Series A Preferred Units Subscription Agreement dated March 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2017).

10.48	Series A Preferred Units Subscription Agreement dated August 7, 2017 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 6, 2017).
10.49

Series A Preferred Units Subscription Agreement dated October 2, 2017 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2018).

10.50

Series A Preferred Units Subscription Agreement dated October 25, 2017 (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2018).

10.51

Regulatory Margin Self-Disclosure Letter dated June 30, 2017 between ATAX TEBS II, LLC and the International Swaps and Derivative Association, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.52

Rate Cap Agreement dated June 28, 2017 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.53

Regulatory Margin Self-Disclosure Letter dated June 30, 2017 between ATAX TEBS III, LLC and the International Swaps and Derivative Association, Inc. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.54

Rate Cap Agreement dated June 28, 2017 between ATAX TEBS III, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.55

Amended and Restated Rate Cap Agreement dated August 10, 2017 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 6, 2017).

10.56

Amended and Restated Rate Cap Agreement dated August 10, 2017 between ATAX TEBS III, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 6, 2017).

10.57

Capital on DemandTM Sales Agreement, dated December 7, 2017, by and between America First Multifamily Investors, L.P. and JonesTrading Institutional Services, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on December 7, 2017).

10.58

Capital on DemandTM Sales Agreement, dated August 1, 2018, by and between America First Multifamily Investors, L.P. and JonesTrading Institutional Services, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 1, 2018).

21	Listing of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) the  Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) the  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2018, 2017 and 2016, (v) the  Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
Date:	February 28, 2019
By	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer
America First Multifamily Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2019	By	/s/ Michael B. Yanney*
Michael B. Yanney,
Chairman Emeritus of the Board and
Manager of Burlington Capital LLC

Date:	February 28, 2019	By	/s/ Lisa Y. Roskens*
Lisa Y. Roskens
Chairman of the Board, President, Chief Executive Offer and Manager of Burlington Capital LLC

Date:	February 28, 2019	By	/s/ Chad L. Daffer
Chad L. Daffer,
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	February 28, 2019	By	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 28, 2019	By	/s/ William S. Carter*
William S. Carter,
Manager of Burlington Capital LLC

Date:	February 28, 2019	By	/s/ Walter K. Griffith*
Walter K. Griffith,
Manager of Burlington Capital LLC

Date:	February 28, 2019	By	/s/ Patrick J. Jung*
Patrick J. Jung,
Manager of Burlington Capital LLC

Date:	February 28, 2019	By	/s/ Michael O. Johanns*
Michael O. Johanns,
Manager of Burlington Capital LLC

Date:	February 28, 2019	By	/s/ George H. Krauss*
George H. Krauss,
Manager of Burlington Capital LLC

Date:	February 28, 2019	By	/s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of Burlington Capital LLC

*By	Craig S. Allen,
Attorney-in-Fact

By	/s/ Craig S. Allen
Craig S. Allen