Form 10-Q
period 2019-03-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2019-05-03
CIK 1059142

quarter esFa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of March 31, 2019, the registrant had 60,426,177 Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P.	ATAX	The NASDAQ Stock Market, LLC

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

These forward-looking statements are subject, but not limited, to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily and student residential properties and commercial properties, including changes in business conditions and the general economy;
•	changes in interest rates;
•	our ability to use borrowings or obtain capital to finance our assets;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code;
•	changes in the United States Department of Housing and Urban Development’s (“HUD”) Capital Fund Program;
•	geographic concentration within the MRB portfolio held by the Partnership;
•	appropriations risk related to the funding of federal housing programs, including HUD Section 8; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018.

All references to “we,” “us,” “our” and the “Partnership” in this document mean America First Multifamily Investors, L.P. (“ATAX”), its wholly-owned subsidiaries and its consolidated variable interest entities.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$38,210,497	$32,001,925
Restricted cash	792,321	1,266,686
Interest receivable, net	7,675,314	7,011,839
Mortgage revenue bonds held in trust, at fair value (Note 6)	656,062,961	645,258,873
Mortgage revenue bonds, at fair value (Note 6)	82,984,880	86,894,562
Public housing capital fund trusts, at fair value (Note 7)	46,406,868	48,672,086
Real estate assets: (Note 8)
Land and improvements	4,971,665	4,971,665
Buildings and improvements	71,949,453	71,897,070
Real estate assets before accumulated depreciation	76,921,118	76,868,735
Accumulated depreciation	(13,088,741)	(12,272,387)
Net real estate assets	63,832,377	64,596,348
Investments in unconsolidated entities (Note 9)	84,684,982	76,534,306
Property loans, net of loan loss allowance (Note 10)	7,593,377	15,961,012
Other assets (Note 12)	4,954,602	4,515,609
Total Assets	$993,198,179	$982,713,246

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$9,030,207	$7,543,822
Distribution payable	8,393,271	7,576,167
Unsecured lines of credit (Note 14)	35,659,200	35,659,200
Debt financing, net (Note 15)	508,248,469	505,663,565
Mortgages payable and other secured financing, net (Note 16)	27,373,224	27,454,375
Total Liabilities	588,704,371	583,897,129

Commitments and Contingencies (Note 18)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,359,389	94,350,376

Partnersʼ Capital:
General Partner (Note 1)	401,277	344,590
Beneficial Unit Certificates ("BUCs," Note 1)	309,733,142	304,121,151
Total Partnersʼ Capital	310,134,419	304,465,741
Total Liabilities and Partnersʼ Capital	$993,198,179	$982,713,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Property revenues	$1,993,629	$2,336,512
Investment income	12,407,876	13,378,486
Contingent interest income	3,012,102	-
Other interest income	222,238	743,036
Other income	28,753	-
Total revenues	17,664,598	16,458,034
Expenses:
Real estate operating (exclusive of items shown below)	1,176,818	1,395,493
Depreciation and amortization	820,808	906,315
Interest expense (Note 2)	6,394,920	5,347,077
General and administrative	2,778,591	2,811,845
Total expenses	11,171,137	10,460,730
Income before income taxes	6,493,461	5,997,304
Income tax expense (benefit)	41,648	(7,000)
Net income	6,451,813	6,004,304
Redeemable Series A Preferred Unit distributions and accretion	(717,763)	(717,763)
Net income available to Partners	$5,734,050	$5,286,541

Net income available to Partners allocated to:
General Partner	$780,245	$52,865
Limited Partners - BUCs	4,920,644	5,199,401
Limited Partners - Restricted units	33,161	34,275
	$5,734,050	$5,286,541
BUC holders' interest in net income per BUC, basic and diluted	$0.08	$0.09
Weighted average number of BUCs outstanding, basic	60,426,177	60,124,333
Weighted average number of BUCs outstanding, diluted	60,426,177	60,124,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Net income	$6,451,813	$6,004,304
Unrealized gain (loss) on securities	8,143,927	(21,874,876)
Unrealized loss on bond purchase commitments	-	(975,067)
Comprehensive income (loss)	14,595,740	(16,845,639)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$344,590	60,691,467	$304,121,151	$304,465,741	$58,978,042
Cumulative effect of accounting change (Note 2)	(2)	-	(210)	(212)	-
Distributions paid or accrued ($0.125 per BUC):		-
Regular distribution	(53,812)	-	(5,327,357)	(5,381,169)	-
Distribution of Tier 2 income (Note 3)	(753,025)	-	(2,259,077)	(3,012,102)	-
Net income allocable to Partners	780,245	-	4,953,805	5,734,050	-
Restricted unit compensation expense	1,842	-	182,342	184,184	-
Unrealized gain on securities	81,439	-	8,062,488	8,143,927	8,143,927
Balance as of March 31, 2019	$401,277	60,691,467	$309,733,142	$310,134,419	$67,121,969

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$437,256	60,373,674	$313,403,014	$313,840,270	$75,623,830
Cumulative effect of accounting change	(2,169)	-	(214,779)	(216,948)	-
Distributions paid or accrued ($0.125 per BUC):		-
Regular distribution	(76,329)	-	(7,556,616)	(7,632,945)	-
Net income allocable to Partners	52,865	-	5,233,676	5,286,541	-
Sale of BUCs, net of issuance costs	-	38,617	192,310	192,310	-
Repurchase of BUCs	-	(198,465)	(1,256,654)	(1,256,654)	-
Restricted units awarded	-	239,102	-	-	-
Restricted units compensation expense	2,066	-	204,570	206,636	-
Unrealized loss on securities	(218,749)	-	(21,656,127)	(21,874,876)	(21,874,876)
Unrealized loss on bond purchase commitments	(9,751)	-	(965,316)	(975,067)	(975,067)
Balance as of March 31, 2018	$185,189	60,452,928	$287,384,078	$287,569,267	$52,773,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$6,451,813	$6,004,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	820,808	906,315
Contingent interest realized on investing activities	(3,012,102)	-
Loss (gain) on derivatives, net of cash paid	353,127	(1,082,333)
Restricted unit compensation expense	184,184	206,636
Bond premium/discount amortization	(52,456)	(17,041)
Amortization of deferred financing costs	361,305	464,772
Deferred income tax expense (benefit) & income tax payable/receivable	310,496	2,754
Change in preferred return receivable from unconsolidated entities, net	(1,556,390)	(877,995)
Changes in operating assets and liabilities
Increase in interest receivable	(663,475)	(1,656,144)
(Increase) decrease in other assets	722,938	(255,901)
Decrease in accounts payable and accrued expenses	(354,666)	(824,082)
Net cash provided by operating activities	3,565,582	2,871,285
Cash flows from investing activities:
Capital expenditures	(54,337)	(150,460)
Acquisition of mortgage revenue bonds	(6,050,000)	-
Contributions to unconsolidated entities	(6,594,286)	(9,725,034)
Principal payments received on mortgage revenue bonds	6,831,237	11,301,939
Principal payments received on taxable mortgage revenue bonds	1,954	2,732
Principal payments received on PHC Certificates	2,767,166	226,714
Cash paid for land held for development and deposits on potential purchases	-	(2,560,244)
Advances on property loans	-	(66,651)
Principal payments received on property loans and contingent interest	11,379,737	150,000
Net cash provided by (used in) investing activities	8,281,471	(821,004)
Cash flows from financing activities:
Distributions paid	(8,284,917)	(9,116,720)
Repurchase of BUCs	-	(1,256,654)
Proceeds from the sale of BUCs	-	233,633
Payment of offering costs related to the sale of BUCs	-	(4,678)
Proceeds from debt financing	5,263,500	-
Principal payments on debt financing	(2,976,289)	(8,303,677)
Principal payments on mortgages payable	(104,685)	(113,308)
Increase (decrease) in security deposit liability related to restricted cash	(10,455)	3,449
Net cash used in financing activities	(6,112,846)	(18,557,955)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,734,207	(16,507,674)
Cash, cash equivalents and restricted cash at beginning of period	33,268,611	71,583,329
Cash, cash equivalents and restricted cash at end of period	$39,002,818	$55,075,655

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,514,997	$5,617,890
Cash paid during the period for income taxes	-	14,859
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,393,271	$7,632,945
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Land contributed as investment in an unconsolidated entity	-	2,597,784
Capital expenditures financed through accounts payable	850	54,581
Deferred financing costs financed through accounts payable	4,843	6,222

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$38,210,497	$53,959,775
Restricted cash	792,321	1,115,880
Total cash, cash equivalents and restricted cash	$39,002,818	$55,075,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

1. Basis of Presentation

General

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which may or may not be financed by MRBs held by the Partnership.   The Partnership may acquire real estate securing its MRBs or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management.

The Partnership’s general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) that represent limited partnership interests in the Partnership under the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Amended and Restated LP Agreement”). The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders.”

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P., its consolidated subsidiaries and consolidated variable interest entities (Note 5). All intercompany transactions are eliminated.  As of March 31, 2019, the consolidated subsidiaries of the Partnership consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M24 Tax Exempt Bond Securitization (“TEBS”) Financing with the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M31 TEBS Financing with Freddie Mac.
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M33 TEBS Financing with Freddie Mac.
•	ATAX TEBS IV, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M45 TEBS Financing with Freddie Mac.
•	ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, committed to loan money and provide equity for the development of multifamily properties.
•	One wholly-owned corporation (“the Greens Hold Co”). The Greens Hold Co owns 100% of The 50/50 MF Property and certain property loans.
•	Suites on Paseo, an MF Property, is owned directly by America First Multifamily Investors, L.P.

The Partnership also consolidates variable interest entities (“VIEs”) for which it is deemed to be the primary beneficiary.  See Note 5 for information regarding the Partnership’s consolidated VIEs.

Lease Accounting

On January 1, 2019, the Partnership adopted the lease guidance in Accounting Standards Codification (“ASC”) 842.  The Partnership adopted ASC 842 at the required adoption date of January 1, 2019, using the transition method that allowed the Partnership to initially apply ASC 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of partners’ capital in the period of adoption. No changes have been made to the condensed consolidated financial statements dated prior to the effective date related to the adoption of ASC 842.

Lessee Operating Leases

The Partnership’s only material lessee lease is a ground lease at The 50/50 MF Property. Upon adoption of ASC 842, the Partnership elected the package of practical expedients in Accounting Standards Update (“ASU”) 2016-11, elected to not to apply ASC 842 to short-term leases and elected to combine lease and non-lease components when accounting for these lease arrangements.  On the date of adoption of ASC 842, the Partnership recognized operating lease right-of-use (“ROU”) assets of $1.7 million, lease liabilities of $2.2 million, and an immaterial cumulative adjustment to partners’ capital.  The Partnership used a discount rate of 6.6% to calculate the ROU asset and lease liability related to the ground lease.  The discount rate is based on the Partnership’s estimated incremental borrowing rate to borrow, on a fully collateralized basis, over a similar term for the amount of contractual lease payments. The incremental borrowing rate was estimated using market transactions adjusted for differences in the term and security.

The Partnership’s lessee ROU assets are reflected in other assets on the Partnership’s condensed consolidated balance sheet (see Note 12).  The Partnership’s lessee operating lease liabilities are reflected in accounts payable, accrued expenses and other liabilities on the Partnership’s condensed consolidated balance sheet (see Note 13).  See Note 13 for additional information on the Partnership’s ground lease.

Lessor Operating Leases

The Partnership’s lessor leases consist of tenant leases related to real estate assets, specifically at the MF Properties. Tenant leases also contain terms for non-lease revenues related to operations at the MF Properties, such as parking and food service revenues. The Partnership has elected to combine the lease and non-lease components when accounting for the leases. The unit lease component of the tenant lease is considered the predominant component, so all components of the tenant lease are accounted for under ASC 842. Tenant leases are typically for terms of 12 months or less and do not include extension options.  Lease revenue is recognized monthly and is reported within property revenues on the Partnership’s condensed consolidated statements of operations.  ASC 842 did not have a material impact on the Partnership’s accounting for its lessor arrangements with tenants at the MF Properties.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation.

In the three months ended March 31, 2019, the Partnership reported amortization of deferred financing costs within interest expense in the Partnership’s condensed consolidated statements of operations.  Previously, “Amortization of deferred financing costs expense” had been reflected as a separate line item in the Partnership’s condensed consolidated statement of operations.  Accordingly, for the three months ended March 31, 2018, the Partnership has included amortization of deferred financing costs expense within interest expense in conformity with the current reporting period presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018. These condensed consolidated financial statements and notes have been prepared consistently with the 2018 Form 10-K, with the exception of new accounting standards that were adopted and reclassifications that are discussed herein. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2019, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2018, was derived from the audited annual consolidated financial statements, but does not contain all the footnote disclosures from the annual consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The ASU enhances the methodology of measuring expected credit losses for financial assets, to include the use of reasonable and supportable forward-looking information to better estimate credit losses. The ASU potentially impacts the Partnership’s accounting for receivables, property loans, financial guarantees and commitments. The ASU also makes changes to the impairment model for available-for-sale debt securities. These changes will potentially impact the Partnership’s impairment analysis for MRBs, PHC Certificates, taxable MRBs and bond purchase commitments.  The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2019 and is to be applied using a modified-retrospective approach. The Partnership is currently evaluating the Partnership’s classes of financial instruments within the scope of the ASU and evaluating the impact of the ASU to such classes on the Partnership’s condensed consolidated financial statements.

3. Partnership Income, Expenses and Cash Distributions

The Amended and Restated LP Agreement of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds; for the allocation of income or loss from operations; and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of Series A Preferred Units and BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of Series A Preferred Units and BUCs held by each Unitholder on that date. Cash distributions are currently made on a quarterly basis.

The holders of the Series A Preferred Units are entitled to distributions at a fixed rate of 3.0% per annum prior to payment of distributions to other Unitholders.

Net Interest Income (Tier 1) is allocated 99% to the limited partners and BUC holders as a class and 1% to the General Partner. Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2) are allocated 75% to the limited partners and BUC holders as a class and 25% to the General Partner.  Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2) in excess of the maximum allowable amount as set forth in the Amended and Restated LP Agreement are considered Net Interest Income (Tier 3) and Net Residual Proceeds (Tier 3) and are allocated 100% to the limited partners and BUC holders as a class.

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s condensed consolidated statements of operations. The unvested Restricted Unit Awards (“RUAs”) issued under the Partnership’s 2015 Equity Incentive Plan (the “Plan”) are considered participating securities. There were no dilutive BUCs for the three months ended March 31, 2019 and 2018.

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

As the primary beneficiary, the Partnership reports the TOB, Term TOB, Term A/B and TEBS Financings on a consolidated basis. The Partnership reports the senior floating-rate participation interests (“SPEARS”) related to the TOB Trusts and the Class A Certificates for the Term A/B Trusts and TEBS Financings as secured debt financings on the Partnership’s condensed consolidated balance sheets (see Note 15). The MRBs secured by the TOB, Term TOB, Term A/B and TEBS Financings are reported as assets on the Partnership’s condensed consolidated balance sheets (see Note 6).

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s condensed consolidated financial statements.

The Partnership held variable interests in 15 and 17 non-consolidated VIEs as of March 31, 2019 and December 31, 2018, respectively. The following table summarizes the Partnership’s variable interests in these entities as of March 31, 2019 and December 31, 2018:

	Maximum Exposure to Loss
	March 31, 2019	December 31, 2018
Mortgage revenue bonds	$33,781,805	$51,791,000
Property loans	-	8,367,635
Investment in unconsolidated entities	84,684,982	76,534,306
	$118,466,787	$136,692,941

The maximum exposure to loss for the MRBs as of March 31, 2019 and December 31, 2018 is equal to the cost adjusted for paydowns. The difference between an MRB’s carrying value on the Partnership’s condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans as of March 31, 2019 and December 31, 2018 is equal to the unpaid principal balance plus accrued interest. The difference between a property loan’s carrying value and the maximum exposure is the value of loan loss allowances, if any, that have been previously recorded against the property loan.

The maximum exposure to loss for investments in unconsolidated entities as of March 31, 2019 and December 31, 2018 is equal to the Partnership’s carrying value.

6. Investments in Mortgage Revenue Bonds

MRBs owned by the Partnership provide construction and/or permanent financing for Residential Properties and commercial properties.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The Partnership had the following investments in MRBs as of March 31, 2019 and December 31, 2018:

	March 31, 2019
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,209,805	$1,025,161	$-	$11,234,966
Glenview Apartments - Series A (4)	CA	4,570,194	620,788	-	5,190,982
Harmony Court Bakersfield - Series A (5)	CA	3,722,637	338,911	-	4,061,548
Harmony Terrace - Series A (5)	CA	6,890,938	728,422	-	7,619,360
Harden Ranch - Series A (3)	CA	6,757,247	1,043,156	-	7,800,403
Las Palmas II - Series A (5)	CA	1,689,400	160,770	-	1,850,170
Montclair Apartments - Series A (4)	CA	2,475,929	317,695	-	2,793,624
Montecito at Williams Ranch Apartments - Series A (2)	CA	7,690,000	1,090,812	-	8,780,812
San Vicente - Series A (5)	CA	3,483,453	331,499	-	3,814,952
Santa Fe Apartments - Series A (4)	CA	2,999,495	453,089	-	3,452,584
Seasons at Simi Valley - Series A (5)	CA	4,315,002	744,437	-	5,059,439
Seasons Lakewood - Series A (5)	CA	7,340,347	741,070	-	8,081,417
Seasons San Juan Capistrano - Series A (5)	CA	12,358,748	1,247,720	-	13,606,468
Summerhill - Series A (5)	CA	6,410,320	583,599	-	6,993,919
Sycamore Walk - Series A (5)	CA	3,588,448	412,937	-	4,001,385
The Village at Madera - Series A (5)	CA	3,078,910	280,306	-	3,359,216
Tyler Park Townhomes - Series A (3)	CA	5,887,277	741,620	-	6,628,897
Vineyard Gardens - Series A (2)	CA	3,995,000	576,050	-	4,571,050
Westside Village Market - Series A (3)	CA	3,847,324	506,360	-	4,353,684
Brookstone (1)	IL	7,426,398	2,012,819	-	9,439,217
Copper Gate Apartments (3)	IN	5,055,000	668,044	-	5,723,044
Renaissance - Series A (4)	LA	11,093,792	689,399	-	11,783,191
Live 929 Apartments (2)	MD	40,178,782	2,117,538	-	42,296,320
Woodlynn Village (1)	MN	4,221,000	9,297	-	4,230,297
Gateway Village (2)	NC	2,600,000	314,632	-	2,914,632
Greens Property - Series A (3)	NC	8,008,000	849,812	-	8,857,812
Lynnhaven Apartments (2)	NC	3,450,000	345,712	-	3,795,712
Silver Moon - Series A (4)	NM	7,807,824	1,052,122	-	8,859,946
Ohio Properties - Series A (1)	OH	13,956,000	126,387	-	14,082,387
Bridle Ridge (1)	SC	7,355,000	46,949	-	7,401,949
Columbia Gardens (5)	SC	13,183,739	1,679,485	-	14,863,224
Companion at Thornhill Apartments (5)	SC	11,266,464	1,217,491	-	12,483,955
Cross Creek (1)	SC	6,144,636	2,555,884	-	8,700,520
The Palms at Premier Park Apartments (3)	SC	18,994,280	2,237,230	-	21,231,510
Village at River's Edge (5)	SC	9,921,985	1,617,627	-	11,539,612
Willow Run (5)	SC	13,002,302	1,654,309	-	14,656,611
Arbors at Hickory Ridge (3)	TN	11,160,966	1,522,332	-	12,683,298
Pro Nova 2014-1 (2), (6)	TN	10,026,148	-	(414,148)	9,612,000
Avistar at Copperfield - Series A (2)	TX	10,000,000	712,262	-	10,712,262
Avistar at the Crest - Series A (3)	TX	9,331,681	1,161,915	-	10,493,596
Avistar at the Oaks - Series A (3)	TX	7,538,088	819,089	-	8,357,177
Avistar at the Parkway - Series A (4)	TX	13,083,475	1,518,227	-	14,601,702
Avistar at Wilcrest - Series A (2)	TX	3,775,000	267,279	-	4,042,279
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	2,143,030	-	33,993,030
Avistar in 09 - Series A (3)	TX	6,508,847	594,904	-	7,103,751
Avistar on the Boulevard - Series A (3)	TX	15,897,526	1,842,731	-	17,740,257
Avistar on the Hills - Series A (3)	TX	5,208,048	611,523	-	5,819,571
Bruton Apartments (5)	TX	17,902,767	2,405,944	-	20,308,711
Concord at Gulfgate - Series A (5)	TX	19,103,188	2,714,505	-	21,817,693
Concord at Little York - Series A (5)	TX	13,382,687	1,962,505	-	15,345,192
Concord at Williamcrest - Series A (5)	TX	20,731,216	2,945,843	-	23,677,059
Crossing at 1415 - Series A (5)	TX	7,457,776	700,690	-	8,158,466
Decatur Angle (5)	TX	22,587,594	2,411,568	-	24,999,162
Esperanza at Palo Alto (5)	TX	19,455,730	2,803,114	-	22,258,844
Heights at 515 - Series A (5)	TX	6,827,722	813,408	-	7,641,130
Heritage Square - Series A (4)	TX	10,777,579	1,100,192	-	11,877,771
Oaks at Georgetown - Series A (5)	TX	12,313,807	839,250	-	13,153,057
Runnymede (1)	TX	10,040,000	135,058	-	10,175,058
Southpark (1)	TX	11,642,321	2,436,045	-	14,078,366
15 West Apartments (5)	WA	9,721,717	1,576,997	-	11,298,714
Mortgage revenue bonds held in trust		$591,299,559	$65,177,550	$(414,148)	$656,062,961

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15

(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(6)	As of the date presented, the MRB has been in a cumulative unrealized loss for less than 12 months.

	March 31, 2019
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series B	CA	$6,228,000	$251	$-	$6,228,251
Solano Vista - Series A & B	CA	5,768,000	479,646	-	6,247,646
Greens Property - Series B	NC	932,993	150,665	-	1,083,658
Village at Avalon - Series A	NM	16,382,573	1,957,176	-	18,339,749
Ohio Properties - Series B	OH	3,516,859	27,245	-	3,544,104
Rosewood Townhomes - Series A & B (1)	SC	9,750,000	-	(450,424)	9,299,576
South Pointe Apartments - Series A & B (1)	SC	22,700,000	-	(957,758)	21,742,242
Avistar at Copperfield - Series B	TX	4,000,000	14,008	-	4,014,008
Avistar at the Crest - Series B	TX	744,275	60,221	-	804,496
Avistar at the Oaks - Series B	TX	544,560	34,073	-	578,633
Avistar at the Parkway - Series B	TX	124,529	34,613	-	159,142
Avistar at Wilcrest - Series B	TX	1,550,000	5,292	-	1,555,292
Avistar at Wood Hollow - Series B	TX	8,410,000	30,947	-	8,440,947
Avistar in 09 - Series B	TX	449,213	23,152	-	472,365
Avistar on the Boulevard - Series B	TX	442,250	32,521	-	474,771
Mortgage revenue bonds held by the Partnership		$81,543,252	$2,849,810	$(1,408,182)	$82,984,880

(1)	As of the date presented, the MRB has been in a cumulative unrealized loss position for 12 months or longer.

	December 31, 2018
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,230,000	$954,573	$-	$11,184,573
Glenview Apartments - Series A (4)	CA	4,581,930	524,024	-	5,105,954
Harmony Court Bakersfield - Series A (5)	CA	3,730,000	312,844	-	4,042,844
Harmony Terrace - Series A (5)	CA	6,900,000	647,686	-	7,547,686
Harden Ranch - Series A (3)	CA	6,775,508	1,007,557	-	7,783,065
Las Palmas II - Series A (5)	CA	1,692,774	141,187	-	1,833,961
Montclair Apartments - Series A (4)	CA	2,482,288	246,752	-	2,729,040
Montecito at Williams Ranch Apartments - Series A (2)	CA	7,690,000	973,133	-	8,663,133
San Vicente - Series A (5)	CA	3,490,410	291,121	-	3,781,531
Santa Fe Apartments - Series A (4)	CA	3,007,198	401,203	-	3,408,401
Seasons at Simi Valley - Series A (5)	CA	4,325,536	655,326	-	4,980,862
Seasons Lakewood - Series A (5)	CA	7,350,000	654,929	-	8,004,929
Seasons San Juan Capistrano - Series A (5)	CA	12,375,000	1,102,687	-	13,477,687
Summerhill - Series A (5)	CA	6,423,000	508,639	-	6,931,639
Sycamore Walk - Series A (5)	CA	3,598,006	363,405	-	3,961,411
The Village at Madera - Series A (5)	CA	3,085,000	229,934	-	3,314,934
Tyler Park Townhomes - Series A (3)	CA	5,903,368	731,073	-	6,634,441
Vineyard Gardens - Series A (2)	CA	3,995,000	534,351	-	4,529,351
Westside Village Market - Series A (3)	CA	3,857,839	483,436	-	4,341,275
Brookstone (1)	IL	7,432,076	1,956,010	-	9,388,086
Copper Gate Apartments (3)	IN	5,055,000	643,012	-	5,698,012
Renaissance - Series A (4)	LA	11,123,800	1,383,680	-	12,507,480
Live 929 Apartments (2)	MD	40,240,405	2,873,978	-	43,114,383
Woodlynn Village (1)	MN	4,221,000	34,155	-	4,255,155
Greens Property - Series A (3)	NC	8,032,000	818,686	-	8,850,686
Silver Moon - Series A (4)	NM	7,822,610	778,940	-	8,601,550
Ohio Properties - Series A (1)	OH	13,989,000	241,675	-	14,230,675
Bridle Ridge (1)	SC	7,395,000	90,349	-	7,485,349
Columbia Gardens (5)	SC	13,222,480	1,396,828	-	14,619,308
Companion at Thornhill Apartments (5)	SC	11,294,928	1,148,219	-	12,443,147
Cross Creek (1)	SC	6,143,919	2,540,949	-	8,684,868
The Palms at Premier Park Apartments (3)	SC	19,044,617	2,194,791	-	21,239,408
Village at River's Edge (5)	SC	9,938,059	1,421,114	-	11,359,173
Willow Run (5)	SC	13,040,029	1,375,542	-	14,415,571
Arbors at Hickory Ridge (3)	TN	11,194,690	1,399,461	-	12,594,151
Pro Nova 2014-1 (2)	TN	10,027,413	19,710	-	10,047,123
Avistar at Copperfield - Series A (2)	TX	10,000,000	589,196	-	10,589,196
Avistar at the Crest - Series A (3)	TX	9,357,374	1,036,288	-	10,393,662
Avistar at the Oaks - Series A (3)	TX	7,558,240	706,970	-	8,265,210
Avistar at the Parkway - Series A (4)	TX	13,114,418	1,232,292	-	14,346,710
Avistar at Wilcrest - Series A (2)	TX	3,775,000	206,263	-	3,981,263
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,624,687	-	33,474,687
Avistar in 09 - Series A (3)	TX	6,526,247	525,939	-	7,052,186
Avistar on the Boulevard - Series A (3)	TX	15,941,296	1,628,269	-	17,569,565
Avistar on the Hills - Series A (3)	TX	5,221,971	557,084	-	5,779,055
Bruton Apartments (5)	TX	17,933,482	2,046,056	-	19,979,538
Concord at Gulfgate - Series A (5)	TX	19,144,400	2,222,555	-	21,366,955
Concord at Little York - Series A (5)	TX	13,411,558	1,617,217	-	15,028,775
Concord at Williamcrest - Series A (5)	TX	20,775,940	2,505,243	-	23,281,183
Crossing at 1415 - Series A (5)	TX	7,474,716	600,738	-	8,075,454
Decatur Angle (5)	TX	22,630,276	1,945,516	-	24,575,792
Esperanza at Palo Alto (5)	TX	19,487,713	2,350,453	-	21,838,166
Heights at 515 - Series A (5)	TX	6,843,232	722,522	-	7,565,754
Heritage Square - Series A (4)	TX	10,958,661	893,881	-	11,852,542
Oaks at Georgetown - Series A (5)	TX	12,330,000	693,579	-	13,023,579
Runnymede (1)	TX	10,040,000	64,280	-	10,104,280
Southpark (1)	TX	11,623,649	2,482,923	-	14,106,572
15 West Apartments (5)	WA	9,737,418	1,480,489	-	11,217,907
Mortgage revenue bonds held in trust		$586,445,474	$58,813,399	$-	$645,258,873

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15

	December 31, 2018
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series B	CA	$6,228,000	$2,450	$-	$6,230,450
Seasons San Juan Capistrano - Series B (1)	CA	5,574,000	-	(1,078)	5,572,922
Solano Vista - Series A & B	CA	5,768,000	-	-	5,768,000
Greens Property - Series B	NC	933,928	149,789	-	1,083,717
Village at Avalon - Series A	NM	16,400,000	1,408,802	-	17,808,802
Ohio Properties - Series B	OH	3,520,900	51,334	-	3,572,234
Rosewood Townhomes - Series A & B (1)	SC	9,750,000	-	(644,962)	9,105,038
South Pointe Apartments - Series A & B (1)	SC	22,700,000	-	(1,411,986)	21,288,014
Avistar at Copperfield - Series B	TX	4,000,000	11,730	-	4,011,730
Avistar at the Crest - Series B	TX	745,358	50,965	-	796,323
Avistar at the Oaks - Series B	TX	545,321	28,738	-	574,059
Avistar at the Parkway - Series B	TX	124,600	32,220	-	156,820
Avistar at Wilcrest - Series B	TX	1,550,000	4,013	-	1,554,013
Avistar at Wood Hollow - Series B	TX	8,410,000	23,940	-	8,433,940
Avistar in 09 - Series B	TX	449,841	18,742	-	468,583
Avistar on the Boulevard - Series B	TX	442,894	27,023	-	469,917
Mortgage revenue bonds held by the Partnership		$87,142,842	$1,809,746	$(2,058,026)	$86,894,562

(1)	As of the date presented, the MRB has been in a cumulative unrealized loss position for less than 12 months.

See Note 22 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the Partnership’s condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

Cumulative unrealized loss positions on MRBs are not indicative of the amount of credit loss that would be recognized as of March 31, 2019.  The cumulative unrealized losses are primarily related to operating results at the underlying properties during renovation and rehabilitation, which are expected to be temporary.

MRB Activity in the First Three Months of 2019

Acquisitions:

The following MRBs were acquired during the three months ended March 31, 2019:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Gateway Village	February	Durham, NC	64	4/1/2032	6.10%	$2,600,000
Lynnhaven Apartments	February	Durham, NC	75	4/1/2032	6.10%	3,450,000
						$6,050,000

Redemptions:

The following MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the three months ended March 31, 2019:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Seasons San Juan Capistrano - Series B	January	San Juan Capistrano, CA	112	1/1/2019	8.00%	$5,574,000

MRB Activity in the First Three Months of 2018

Acquisitions:

There were no MRBs acquired during the three months ended March 31, 2018.

Redemptions:

The following MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the three months ended March 31, 2018:

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

The Partnership had the following investments in the PHC Certificates as of March 31, 2019 and December 31, 2018:

	March 31, 2019
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	6.24	AA-	5.38%	$24,575,777	$291,121	$-	$24,866,898
PHC Certificate Trust II	3.37	A+	4.35%	6,346,788	329,477	-	6,676,265
PHC Certificate Trust III	6.51	BBB	5.30%	14,574,299	289,406	-	14,863,705
				$45,496,864	$910,004	$-	$46,406,868

	December 31, 2018
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	6.49	AA-	5.33%	$24,608,543	$285,984	$-	$24,894,527
PHC Certificate Trust II	5.56	A+	4.35%	9,071,785	44,768	-	9,116,553
PHC Certificate Trust III	6.76	BBB	5.30%	14,566,975	94,031	-	14,661,006
				$48,247,303	$424,783	$-	$48,672,086

See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates are recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of March 31, 2019 and December 31, 2018:

Real Estate Assets as of March 31, 2019
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,195,468	$39,012,096	$42,207,564
The 50/50 MF Property	Lincoln, NE	475	-	32,937,357	32,937,357
Land held for development	(1)	(1)	1,776,197	-	1,776,197
					$76,921,118
Less accumulated depreciation					(13,088,741)
Total real estate assets					$63,832,377

(1)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Real Estate Assets as of December 31, 2018
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,195,468	$38,961,163	$42,156,631
The 50/50 MF Property	Lincoln, NE	475	-	32,935,907	32,935,907
Land held for development	(2)	(2)	1,776,197	-	1,776,197
					$76,868,735
Less accumulated depreciation					(12,272,387)
Total real estate assets					$64,596,348

(2)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Activity in the First Three Months of 2019

As of March 31, 2019, the land held for development in Omaha, NE and Gardner, KS were listed for sale. These parcels of land were originally listed for sale in May and October 2018, respectively.

Activity in the First Three Months of 2018

In February 2018, the Partnership acquired two contiguous tracts of land in Omaha, NE. The total purchase price was approximately $2.7 million. In March 2018, a portion of the land acquired was contributed to Vantage at Stone Creek, LLC in exchange for an ownership interest in the entity (Note 9). The remaining land was classified as “Land held for development.”

In February 2018, the Partnership executed a Purchase Agreement to acquire a tract of land in Omaha, NE. The Purchase Agreement was assigned to Vantage at Coventry in September 2018 (Note 9).

9. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities on the Partnership’s condensed consolidated balance sheets. The carrying value of the equity investments represent the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through the second anniversary of construction completion. The return on these investments earned by the Partnership is reported as investment income on the Partnership’s condensed consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of March 31, 2019 and December 31, 2018 and remaining equity investment commitment amounts as of March 31, 2019:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of March 31, 2019	Carrying Value as of December 31, 2018	Maximum Remaining Equity Commitment as of March 31, 2019
Vantage at Boerne	Boerne, TX	288	August 2016	December 2017	$8,830,000	$8,830,000	$1,475,936
Vantage at Waco	Waco, TX	288	August 2016	January 2018	9,337,166	9,337,166	1,592,039
Vantage at Panama City Beach	Panama City Beach, FL	288	March 2017	June 2018	11,695,722	11,408,135	1,996,500
Vantage at Powdersville	Powdersville, SC	288	November 2017	N/A	11,826,703	11,535,895	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	N/A	7,763,469	7,572,819	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	N/A	9,414,003	9,182,522	-
Vantage at Germantown	Germantown, TN	288	June 2018	N/A	10,899,878	7,033,398	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	N/A	8,562,082	6,254,104	4,016,131
Vantage at Coventry	Omaha, NE	288	September 2018	N/A	6,355,959	5,380,267	2,062,156
		2,598			$84,684,982	$76,534,306	$11,142,762

Activity in the First Three Months of 2019:

There was no significant activity during the three months ended March 31, 2019.

Activity in the First Three Months of 2018:

In March 2018, the Partnership committed to make equity investments in the Vantage at Stone Creek and Vantage at Bulverde multifamily properties of approximately $7.1 million and $8.6 million, respectively. The Partnership also entered into a guarantee agreement related to the construction loan for Vantage at Stone Creek (Note 18).

The following table provides combined summary financial information for the Partnership’s investments in unconsolidated entities for three months ended March 31, 2019 and 2018:

	2019	2018
Property Revenues	$2,717,268	$1,093,810
Net loss	$(117,063)	$(1,154,694)

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Ohio Properties	2,390,446	-	2,390,446
Total	$14,987,191	$(7,393,814)	$7,593,377

	December 31, 2018
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,367,635	-	8,367,635
Total	$23,354,826	$(7,393,814)	$15,961,012

During the three months ended March 31, 2019 and 2018, the interest to be earned on the Cross Creek property loans was in nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, for the three months ended March 31, 2019 and 2018, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

In January 2019, the Vantage at Brooks property was sold by its owner. Upon sale, the Partnership received all outstanding principal and accrued interest on the Vantage at Brooks, LLC property loan. The Partnership received additional proceeds totaling approximately $3.0 million, which is recorded as contingent interest on the Partnership’s condensed consolidated statements of operations. The contingent interest recognized is considered Tier 2 income for purposes of distributions to the General Partner and BUC holders (see Note 3).

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Current income tax expense (benefit)	$82,340	$(41,000)
Deferred income tax expense (benefit)	(40,692)	34,000
Total income tax expense (benefit)	$41,648	$(7,000)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of March 31, 2019 and December 31, 2018.

12. Other Assets

The following table summarizes the other assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Deferred financing costs, net	$280,552	$397,823
Fair value of derivative instruments (Note 17)	273,506	626,633
Taxable mortgage revenue bonds, at fair value	1,426,733	1,409,895
Operating lease right-of-use assets, net	1,697,275	-
Other assets	1,276,536	2,081,258
Total other assets	$4,954,602	$4,515,609

See Note 2 for a discussion of the operating lease right-of-use lease assets, net, recorded pursuant to the adoption of ASC 842 effective January 1, 2019.  See Note 22 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments and taxable MRBs. Unrealized gains or losses on these assets are recorded in the condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the accounts payable, accrued expenses and other liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accounts payable	$333,403	$230,631
Accrued expenses	2,189,697	2,956,368
Accrued interest expense	2,482,375	2,270,348
Operating lease liabilities	2,189,209	-
Other liabilities	1,835,523	2,086,475
Total accounts payable, accrued expenses and other liabilities	$9,030,207	$7,543,822

See Note 2 for discussion of the adoption of ASC 842 effective January 1, 2019.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of March 31, 2019, the minimum aggregate annual payment due under the agreement is approximately $130,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases of 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $42,000 for the three months ended March 31, 2019 and 2018 and are included within real estate operating expenses on the condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities:

Remainder of 2019	$101,730
2020	135,812
2021	136,366
2022	139,091
2023	141,871
Thereafter	4,716,101
Total	5,370,971
Less: Amount representing interest	(3,181,762)
Total operating lease liabilities	$2,189,209

14. Unsecured Lines of Credit

The following tables summarize the unsecured lines of credit (“LOC”) as of March 31, 2019 and December 31, 2018:

Unsecured Lines of Credit	Outstanding as of March 31, 2019	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$35,659,200	$50,000,000	June 2020	Variable (1)	Monthly	4.98%
Bankers Trust operating	-	10,000,000	June 2020	Variable (1)	Monthly	5.73%
Total unsecured lines of credit	$35,659,200	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2018	Total Commitment	Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$35,659,200	$50,000,000	June 2020	Variable (2)	Monthly	5.38%
Bankers Trust operating	-	10,000,000	June 2020	Variable (2)	Monthly	5.63%
Total unsecured lines of credit	$35,659,200	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

Of the outstanding balance of the non-operating LOC as of March 31, 2019, approximately $19.3 million is due in June 2019 and approximately $16.4 million is due in September 2019. The Partnership can extend final repayment of the amount due in September 2019 to June 2020 by making partial repayments in accordance with the Credit Agreement. The Partnership is in compliance with all covenants in the Credit Agreement as of March 31, 2019.

The Partnership is required to make principal payments to reduce the operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  The Partnership has fulfilled its prepayment obligation for all periods presented.   In addition, the Partnership has fulfilled its second quarter of 2019 repayment obligation as it maintained a zero balance in the operating LOC for the first fifteen days of April 2019.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of March 31, 2019 and December 31, 2018:

	Outstanding Debt Financings as of March 31, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24	$41,354,000	$76,750	2010	September 2020	Weekly	1.55%	1.85%	3.40%
Variable - M31 (1)	80,272,760	136,627	2014	July 2019 (2)	Weekly	1.53%	1.47%	3.00%
Variable - M33 (1)	31,253,900	59,137	2015	July 2020 (3)	Weekly	1.53%	1.24%	2.77%
Fixed - M45 (4)	218,865,197	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB	35,630,000	-	2012	May 2019	Weekly	2.00%	1.67%	3.67%
Fixed - Term TOB	46,633,408	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	10,516,000	-	2018	May 2019	N/A	N/A	N/A	4.53%
Fixed - Term A/B	5,259,162	-	2019	February 2020	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,464,042	-	2017	February 2027	N/A	N/A	N/A	4.46%
Total Debt Financings	$508,248,469

(1)	Facility fees are variable.
(2)	The Partnership may unilaterally elect to extend the financing for an additional five-year period through July 2024.
(3)

The Partnership may unilaterally elect to extend the financing for an additional five-year period through July 2025. If the Partnership exercises its extension option, Freddie Mac has informed the Partnership it will not adjust components of the Facility Fees.

(4)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

	Outstanding Debt Financings as of December 31, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24	$41,466,000	$432,998	2010	September 2020	Weekly	1.76%	1.85%	3.61%
Variable - M31 (1)	80,418,505	181,626	2014	July 2019 (2)	Weekly	1.74%	1.49%	3.23%
Variable - M33 (1)	31,262,039	58,002	2015	July 2020 (3)	Weekly	1.74%	1.26%	3.00%
Fixed - M45 (4)	219,250,387	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB	37,620,000	-	2012	May 2019	Weekly	2.21%	1.67%	3.88%
Fixed - Term TOB	46,675,413	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	10,516,000		2018	May 2019	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,455,221	-	2017	February 2027	N/A	N/A	N/A	4.46%
Total Debt Financings	$505,663,565

(1)	Facility fees are variable.
(2)	The Partnership may unilaterally elect to extend the financing for an additional five-year period through July 2024.
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

As of March 31, 2019 and December 31, 2018, the Partnership had posted restricted cash as contractually required under the terms of the four TEBS Financings. In addition, to mitigate its exposure to interest rate fluctuations on the variable-rate TEBS Financings, the Partnership also entered into interest rate cap agreements (Note 17).

The TOB, Term TOB and Term A/B Trusts are subject to a Master Trust Agreement with Deutsche Bank that contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. The Partnership was in compliance with these covenants as of March 31, 2019.

The TOB, Term TOB, Term A/B and TEBS Financing arrangements are consolidated VIE’s to the Partnership (see Note 5). As the residual interest holder, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of PHCs or of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the underlying collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

Debt Financing Activity in the First Three Months of 2019

New Debt Financings:

In February 2019, the Partnership entered into two Term A/B Trusts financings secured by MRBs. The following table summarizes the gross principal and terms of the Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing	Year Acquired	Stated Maturity	Fixed Interest Rate
Gateway Village	$2,262,000	2019	February 2020	4.53%
Lynnhaven Apartments	3,001,500	2019	February 2020	4.53%
Total Term A/B Trust Financing	$5,263,500

Debt Financing Activity in the First Three Months of 2018

Redemptions:

The following Term A/B Trusts were collapsed and redeemed in full at prices that approximated the Partnership’s carrying value plus accrued interest:

Debt Financing	Debt Facility	Month	Paydown Applied
Seasons Lakewood - Series B	Term A/B Trust	March 2018	$4,475,000
Summerhill - Series B	Term A/B Trust	March 2018	2,870,000
			7,345,000

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2019	$175,674,806
2020	79,862,600
2021	2,456,696
2022	2,600,981
2023	2,751,089
Thereafter	247,854,364
Total	511,200,536
Deferred financing costs	(2,952,067)
Total debt financing, net	$508,248,469

16. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnerships’ mortgages payable and other secured financing, net of deferred financing costs, as of March 31, 2019 and December 31, 2018:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of March 31, 2019, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$3,133,875	2014	December 2019	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	24,239,349	2013	March 2020	Variable	Monthly	5.00%	(1)	5.00%
Total Mortgage Payable\Weighted Average Period End Rate	$27,373,224							4.96%

(1)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2018, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$3,118,478	2014	December 2019	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	24,335,897	2013	March 2020	Variable	Monthly	5.00%	(2)	5.00%
Total Mortgage Payable\Weighted Average Period End Rate	$27,454,375							4.96%

(2)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2019	$3,503,323
2020	23,944,740
2021	-
2022	-
2023	-
Thereafter	-
Total	27,448,063
Deferred financing costs	(74,839)
Total mortgages payable and other secured financings, net	$27,373,224

17. Interest Rate Derivative Agreements

The following tables summarize the Partnership’s interest rate derivatives as of March 31, 2019 and December 31, 2018:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of March 31, 2019
July 2014	$30,152,644	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,152,644	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,152,644	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,280,025	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	12
July 2015	27,280,025	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	12
July 2015	27,280,025	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	12
June 2017	90,457,933	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	47,303
June 2017	81,840,074	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	226,164
Sept 2017	58,878,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	3
							$273,506

(1)	See Note 22 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2018
July 2014	$30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	536
June 2017	90,757,226	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	158,989
June 2017	82,079,066	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	465,983
Sept 2017	59,038,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	53
							$626,633

(2)	See Note 22 for additional details.

During the three months ended March 31, 2018, the Partnership was a party to two interest rate swaps with Deutsche Bank, which were designated to mitigate interest rate risk for the variable-rate TOB Trusts secured by the Partnership’s PHC Certificates. The two interest rate swaps were terminated in September 2018 and October 2018.

The Partnership’s interest rate derivatives are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as interest expense on the condensed consolidated statements of operations. See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives. The interest rate derivatives are presented within other assets on the condensed consolidated balance sheets.

18. Commitments and Contingencies

Legal Proceedings

The Partnership, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the Partnership’s condensed consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, the Partnership believes the outcome of such matters will not have a material effect on the Partnership’s condensed consolidated financial statements.

Construction Loan Guarantees

The Partnership entered into guaranty agreements for construction loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur.  All guarantees were initially for the entire amount of the respective construction loan and decrease based on the achievement of certain events or financial ratios, as defined by the respective construction loan agreement.  The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of March 31, 2019:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Construction Loan	Construction Loan Balance as of March 31, 2019	Partnership's Maximum Exposure as of March 31, 2019	Guarantee Terms
Vantage at Panama City Beach	2017	$25,600,000	$23,659,040	$5,914,760	(1)
Vantage at Stone Creek	2018	30,824,000	14,155,000	14,155,000	(2)
Vantage at Coventry	2018	31,500,000	-	-	(2)
(1)

The Partnership’s maximum exposure is 25% of the construction loan balance as of March 31, 2019. If the borrower’s debt service coverage ratio drops below a specific level, the Partnership’s maximum exposure will increase to 50% of the construction loan balance. The Partnership is also required to maintain minimum cash and net worth requirements, which were met as of March 31, 2019.

(2)	The Partnership’s maximum exposure will decrease to 50% and 25% of the construction loan balance when certain debt service coverage levels are achieved by the borrower.

Other Guarantees

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include the delivery of LIHTCs, tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of March 31, 2019:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of March 31, 2019
Ohio Properties	2011	2026	$3,712,436
Greens of Pine Glen, LP	2012	2027	2,429,658

19. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to five financial institutions. The Series A Preferred Units represent limited partnership interests in the Partnership and are redeemable in the future. The balance of Series A Preferred Units on the condensed consolidated balance sheet is presented net of issuance costs. The following table summarizes the outstanding Series A Preferred Units as of March 31, 2019 and December 31, 2018:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of March 31, 2019 and December 31, 2018	9,450,000	$94,500,000

20. Restricted Unit Awards (“RUAs”)

The Plan, as approved by the BUC holders, permits the grant of RUAs and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to approximately three years. Unvested RUAs are entitled to receive distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or Burlington, or death or disability of the participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $184,000 and $207,000 for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the RUA activity as of and for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested as of January 1, 2018	242,069	$5.83
Granted	309,212	6.31
Vested	(279,034)	6.06
Forfeited	(6,957)	6.31
Nonvested as of December 31, 2018	265,290	$6.14
Granted	-	-
Vested	-	-
Nonvested as of March 31, 2019	265,290	$6.14

There was approximately $718,000 of total unrecognized compensation expense related to nonvested RUAs granted under the Plan as of March 31, 2019.  The remaining expense is expected to be recognized over a weighted-average period of 1.0 years. The total intrinsic value of nonvested RUAs was approximately $1.8 million as of March 31, 2019.

21. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, Burlington and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s condensed consolidated financial statements for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Partnership administrative fees paid to AFCA 2 (1)	$898,000	$922,000
Property management fees paid to an affiliate (2)	35,000	50,000
Reimbursement of franchise margin taxes paid on behalf of unconsolidated entities (3)	16,000	-

(1)

The General Partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within general and administrative expenses on the Partnership’s condensed consolidated statements of operations.

(2)

An affiliate of AFCA 2, Burlington Capital Properties, LLC (“Properties Management”), provides property management, administrative and marketing services for the MF Properties (excluding Suites on Paseo). The property management fees are reported within real estate operating expenses in the Partnership’s condensed consolidated statements of operations.

(3)

The Partnership pays franchise margin taxes on revenues in Texas related to its investments in unconsolidated entities. Such taxes are paid by the Partnership as the unconsolidated entities are required by tax regulations to be included in the Partnership’s group tax return. The Partnership is then reimbursed for franchise margin taxes paid on behalf of the unconsolidated entities.

AFCA 2, Burlington and their affiliates receive fees from the borrowers of the Partnership’s MRBs for services provided to the borrower and based on the occurrence of certain investment and debt financing transactions. These fees were paid by the borrowers and are not reflected in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs and affiliates for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Non-Partnership property administrative fees received by AFCA 2 (1)	$9,000	$25,000
Investment/mortgage placement fees received by AFCA 2 (2)	91,000	1,068,000

(1)

AFCA 2 received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership.  These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. These amounts represent administrative fees received by AFCA 2 during the periods specified.

(2)	AFCA 2 received placement fees in connection with the acquisition of certain MRBs and investments in unconsolidated entities.

In addition, Properties Management provides services to seven of the properties collateralizing MRBs of the Partnership and one of the Partnership’s investments in unconsolidated entities. These property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, as applicable, and the construction loan for the unconsolidated entity.

The Partnership reported receivables due from unconsolidated entities of approximately $93,000 and $77,000 as of March 31, 2019 and December 31, 2018, respectively. These amounts are reported within other assets on the Partnership’s condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $571,000 and $330,000 as of March 31, 2019 and December 31, 2018, respectively. These amounts are reported within accounts payable, accrued expenses and other liabilities on the Partnership’s condensed consolidated balance sheets.

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

Investments in MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs and bond purchase commitments as of March 31, 2019 and December 31, 2018 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and bond purchase commitments are categorized as a Level 3 input. As of March 31, 2019, the range of effective yields on the individual MRBs was 3.1% to 9.1% per annum, with a weighted average effective yield of 4.5% when weighted by the principal outstanding of MRBs as of the reporting date. As of December 31, 2018, the range of effective yields on the individual MRBs and bond purchase commitments was 3.3% to 9.1% per annum, with a weighted average effective yield of 4.6% when weighted by the principal outstanding of MRBs as of the reporting date.

Investments in PHC Certificates

The fair value of the Partnership’s investment in PHC Certificates as of March 31, 2019 and December 31, 2018 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the PHC Certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Certificate as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs.

The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness.  The Partnership also engages a second third-party pricing service to confirm the values developed by the primary third-party pricing service. The valuation methodologies used by the third-party pricing services encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input. As of March 31, 2019, the range of effective yields on the PHC Certificates was 4.8% to 5.7% per annum, with a weighted average effective yield of 5.4% when weighted by the principal outstanding of PHC Certificates as of the reporting date. As of December 31, 2018, the range of effective yields on the PHC Certificates was 5.3% to 6.0% per annum, with a weighted average effective yield of 5.5% when weighted by the principal outstanding of PHC Certificates as of the reporting date.

Taxable MRBs

The fair value of the Partnership’s taxable MRBs as of March 31, 2019 and December 31, 2018 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable MRBs and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, subordination to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The taxable MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the taxable MRBs are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable MRBs is categorized as a Level 3 input. As of March 31, 2019, the range of effective yields on the individual taxable MRBs was 8.1% to 9.1% per annum, with a weighted average effective yield of 8.9% when weighted by the principal outstanding of taxable MRBs as of the reporting date. As of December 31, 2018, the range of effective yields on the individual taxable MRBs was 8.3% to 9.3% per annum, with a weighted average effective yield of 9.1% when weighted by the principal outstanding of taxable MRBs as of the reporting date.

Interest Rate Derivatives.

The effect of the Partnership’s interest rate derivatives is to set a cap, or upper limit, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement.   The effect of the Partnership’s interest rate swaps is to change a variable-rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore is categorized as a Level 3 input.  The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets measured at fair value on a recurring basis as of March 31, 2019 are summarized as follows:

	Fair Value Measurements as of March 31, 2019
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$656,062,961	$-	$-	$656,062,961
Mortgage revenue bonds	82,984,880	-	-	82,984,880
PHC Certificates	46,406,868	-	-	46,406,868
Taxable mortgage revenue bonds (reported within other assets)	1,426,733	-	-	1,426,733
Derivative instruments (reported within other assets)	273,506	-	-	273,506
Total Assets at Fair Value, net	$787,154,948	$-	$-	$787,154,948

The following tables summarize the activity related to Level 3 assets for the three months ended March 31, 2019:

	For the Three Months Ended March 31, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2019	$732,153,435	$-	$48,672,086	$1,409,895	$626,633	$782,862,049
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	35,730	-	16,726	-	(306,591)	(254,135)
Included in other comprehensive (loss) income	7,639,913	-	485,222	18,792	-	8,143,927
Purchases	6,050,000	-	-	-	-	6,050,000
Settlements	(6,831,237)	-	(2,767,166)	(1,954)	(46,536)	(9,646,893)
Ending Balance March 31, 2019	$739,047,841	$-	$46,406,868	$1,426,733	$273,506	$787,154,948
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on March 31, 2019	$-	$-	$-	$-	$(306,591)	$(306,591)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Assets measured at fair value on a recurring basis as of December 31, 2018 are summarized as follows:

	Fair Value Measurements as of December 31, 2018
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$645,258,873	$-	$-	$645,258,873
Mortgage revenue bonds	86,894,562	-	-	86,894,562
PHC Certificates	48,672,086	-	-	48,672,086
Taxable mortgage revenue bonds (reported within other assets)	1,409,895	-	-	1,409,895
Derivative instruments (reported within other assets)	626,633	-	-	626,633
Total Assets at Fair Value, net	$782,862,049	$-	$-	$782,862,049

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

As of March 31, 2019 and December 31, 2018, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are indicative of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liabilities values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS and variable-rate TOB Trust financings are credit enhanced by Freddie Mac and Deutsche Bank, respectively. The table below summarizes the fair value of the financial liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$543,907,669	$559,147,356	$541,322,765	$550,766,809
Mortgages payable and other secured financing	27,373,224	27,448,063	27,454,375	27,552,748

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss allowance, are reported as such on the Partnership’s condensed consolidated balance sheets.  As of March 31, 2019, the Partnership held 78 MRBs. The Residential Properties financed by MRBs contain a total of 10,789 rental units. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the condensed consolidated statements of operations are reported within this segment.

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of March 31, 2019, the segment includes two MF Properties comprised of a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trusts Segment

The Public Housing Capital Fund Trusts segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (Note 7) and the related debt financings.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and makes property loans to certain multifamily housing projects (Note 10).

The following tables detail certain key financial information for the Partnership’s reportable segments for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Total revenues
Mortgage Revenue Bond Investments	$10,443,413	$12,070,556
MF Properties	1,993,629	2,336,512
Public Housing Capital Fund Trusts	638,146	620,106
Other Investments	4,589,410	1,430,860
Total revenues	$17,664,598	$16,458,034

Interest expense
Mortgage Revenue Bond Investments	$5,648,568	$4,955,695
MF Properties	364,389	417,398
Public Housing Capital Fund Trusts	381,963	(26,016)
Other Investments	-	-
Total interest expense	$6,394,920	$5,347,077

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-
MF Properties	819,158	903,953
Public Housing Capital Fund Trusts	-	-
Other Investments	-	-
Total depreciation expense	$819,158	$903,953

Net income (loss)
Mortgage Revenue Bond Investments	$2,043,354	$4,299,595
MF Properties	(437,134)	(362,730)
Public Housing Capital Fund Trusts	256,183	646,122
Other Investments	4,589,410	1,421,317
Net income	$6,451,813	$6,004,304

The following table details total assets for the Partnership’s reportable segments as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Total assets
Mortgage Revenue Bond Investments	$876,784,459	$864,311,647
MF Properties	71,770,308	71,120,280
Public Housing Capital Fund Trusts	46,749,321	48,942,334
Other Investments	84,778,149	85,048,514
Consolidation/eliminations	(86,884,058)	(86,709,529)
Total assets	$993,198,179	$982,713,246

24. Subsequent Events

In April 2019, the Courtyard Series B MRB was redeemed at a price equal to the Partnership’s carrying value plus accrued interest.

In April 2019, the Partnership executed an $9.0 million equity investment commitment to the Vantage at Conroe multifamily property. The Partnership made an equity contribution of approximately $4.1 million at execution.

In April 2019, the Partnership extended the maturity date of the variable rate TOB Trusts to April 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P., its consolidated subsidiaries, and consolidated VIEs as of March 31, 2019. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure.

Critical Accounting Policies

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Executive Summary

The Partnership was formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”), and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. We may also invest in other types of securities and investments that may or may not be secured by real estate, to the extent allowed by the Partnership’s Amended and Restated LP Agreement.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly-owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s condensed consolidated financial statements for additional details.

As of March 31, 2019, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Public Housing Capital Fund Trusts, (3) MF Properties, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2019 and 2018:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2019
Mortgage revenue bond acquisitions	2	$6,050	N/A	N/A	6
Mortgage revenue bond redemptions	1	5,574	N/A	N/A	6
Investments in unconsolidated entities	3	6,594	N/A	N/A	9
Property loan redemptions	1	8,368	N/A	$753	10

For the Three Months Ended March 31, 2018
Mortgage revenue bond redemptions	3	$10,447	$7,345	N/A	6, 15
Investments in unconsolidated entities	3	12,323	N/A	N/A	9

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the three months ended March 31, 2019 and 2018, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2019
Proceeds from new Term A/B Financings with Deutsche Bank ("DB")	2	$5,264	Yes	N/A	15

For the Three Months Ended March 31, 2018
Proceeds on issuance of BUCs, net of issuance costs	1	$192	N/A	N/A	N/A

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

Mortgage Revenue Bond Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$10,443	$12,071	$(1,628)	-13.5%
Interest expense	5,649	4,956	693	14.0%
Segment net income	2,043	4,300	(2,257)	-52.5%

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

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$671,860	$10,213	6.1%	$711,619	$11,722	(1)	6.6%
Property loans	7,593	141	7.4%	13,739	141		4.1%
Other investments	1,783	47	10.5%	2,768	58		8.4%
Total interest-earning assets	$681,236	$10,401	6.1%	$728,126	$11,921		6.5%
Early MRB redemption income		29			-
Non-investment income		13			150
Total revenues		$10,443			$12,071

Interest-bearing liabilities:
Unsecured & secured lines of credit	$35,659	$487	5.5%	$50,000	$613		4.9%
Fixed TEBS financing	220,909	2,327	4.2%	N/A	N/A		N/A
Variable TEBS financing	153,931	1,438	3.7%	195,631	1,591		3.3%
Fixed Term A/B & TOB financing	98,588	1,090	4.4%	326,594	3,349		4.1%
Derivative fair value adjustments	N/A	307	N/A	N/A	(597)		N/A
Total interest-bearing liabilities	$509,087	$5,649	4.4%	$572,225	$4,956		3.5%
Net interest income		$4,752	2.8%		$6,965		3.8%

(1)	Interest income includes approximately $687,000 of additional interest income that is non-recurring for the three months ended March 31, 2018.

The following table summarizes the changes in interest income and interest expense between the first quarters of 2019 and 2018 and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the assets and liabilities. All amounts are in thousands.

	2019 vs. 2018
	Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(1,509)	$(655)	(1)	$(854)
Property loans	-	(63)		63
Other investments	(11)	(21)		10
Total interest-earning assets	$(1,520)	$(739)		$(781)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(126)	$(176)		$50
Fixed TEBS financing	2,327	2,327	(2)	-
Variable TEBS financing	(153)	(339)		186
Fixed Term A/B & TOB financing	(2,259)	(2,338)	(2)	79
Derivative fair value adjustments	904	N/A		904
Total interest-bearing liabilities	$693	$(526)		$1,219
Net interest income	$(2,213)	$(213)		$(2,000)
(1)	The decrease in volume is due primarily to the redemption of the Vantage at Judson Series B MRB in December 2018 and the scheduled redemption of various subordinate bonds during 2018.
(2)

The fixed-rate M45 TEBS Financing closed in August 2018 through the securitization of 25 MRBs. Of the 25 MRBs included in the financing, 24 MRBs were in Term A/B Trusts that were collapsed prior to the closing of the M45 TEBS Financing.

The decrease in total revenues and increase in total interest expense for the three months ended March 31, 2019 as compared to the same period in 2018 was due to the rate and volume changes noted in the tables above. The net increase in interest expense is predominantly due to the change in the Partnership’s derivative fair value adjustments. Such adjustments are based on anticipated movements of market interest rates in future periods and do not materially impact the Partnership’s cash flows in the current period.

The decrease in segment net income for the three months ended March 31, 2019 as compared to the same period in 2018 was due to the decrease in total revenues and increase in interest expense detailed in the tables above.

Public Housing Capital Fund Trusts Segment

The PHC Certificates within this segment consist of custodial receipts evidencing loans made to public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program.

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$638	$620	$18	2.9%
Interest expense	382	(26)	408	1569.2%
Segment net income	256	646	(390)	-60.4%

Total revenues were consistent for the three months ended March 31, 2019 as compared to the same period in 2018.

The increase in interest expense for the three months ended March 31, 2019 as compared to the same period in 2018 was due primarily to fair value adjustments for interest rate swaps that increased interest expense by approximately $393,000.

The decrease in segment net income for the three months ended March 31, 2019 as compared to the same period in 2018 was due to the revenue and interest expense changes noted above.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties. As of March 31, 2019 and 2018, the Partnership and its consolidated subsidiaries owned two and three MF Properties, respectively, which contain a total of 859 and 1,012 rental units, respectively.

The following table compares operating results for the MF Properties segment for the periods indicated (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
MF Properties
Total revenues	$1,994	$2,337	$(343)	-14.7%
Interest expense	364	417	(53)	-12.7%
Segment net income	(437)	(363)	(74)	-20.4%

The decrease in total revenues for the three months ended March 31, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $393,000 from the sale of the Jade Park MF Property in September 2018.

The decrease in interest expense for the three months ended March 31, 2019 as compared to the same period in 2018 was due primarily to a decrease in the average principal outstanding of approximately $8.1 million, which reduced interest expense by approximately $89,000. This resulted primarily from the repayment of the Jade Park mortgage payable upon the sale of the property in September 2018.

The decrease in segment net income for the three months ended March 31, 2019 as compared to the same period in 2018 was due primarily to the changes in revenues and interest expense described above. In addition, there were decreases in real estate operating expenses of approximately $189,000 and depreciation expense of approximately $114,000 due to the Jade Park MF Property sale in September 2018.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and issues property loans due from other multifamily projects.

The following table compares operating results for the Other Investments segment for the periods indicated (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Other Investments
Total revenues	$4,589	$1,431	$3,158	220.7%
Segment net income	4,589	1,421	3,168	222.9%

The increase in total revenues and segment net income for the three months ended March 31, 2019 as compared to the same period in 2018 was due to approximately $3.0 million of contingent interest income recognized upon redemption of the Vantage at Brooks, LLC property loan in January 2019. No such transaction occurred during the three months ended March 31, 2018.

Discussion of the Residential Properties Securing our Mortgage Revenue Bonds and MF Properties

The following tables outline information regarding the Residential Properties for which we hold MRBs as investments. The tables also contain information about the MF Properties. The narrative discussion that follows provides a brief operating analysis of each category for the three months ended March 31, 2019 and 2018.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) as of March 31, 2019.  Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current as of March 31, 2019.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number
		of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the Three Months Ended March 31,
Property Name	State	2019	2019	2018	2019	2018
Non-Consolidated Properties-Stabilized (3)
Courtyard Apartments	CA	108	98%	99%	97%	102%
Glenview Apartments	CA	88	94%	97%	95%	96%
Harden Ranch	CA	100	97%	97%	95%	97%
Harmony Court Bakersfield	CA	96	98%	97%	95%	95%
Harmony Terrace	CA	136	99%	98%	127%	127%
Las Palmas	CA	81	100%	100%	99%	101%
Montclair Apartments	CA	80	100%	100%	103%	97%
Montecito at Williams Ranch	CA	132	95%	95%	100%	91%
San Vicente	CA	50	98%	98%	99%	95%
Santa Fe Apartments	CA	89	100%	100%	96%	100%
Seasons at Simi Valley	CA	69	100%	100%	118%	124%
Seasons Lakewood	CA	85	100%	99%	102%	106%
Seasons San Juan Capistrano	CA	112	98%	97%	103%	100%
Summerhill	CA	128	96%	97%	98%	94%
Sycamore Walk	CA	112	98%	99%	98%	98%
The Village at Madera	CA	75	100%	97%	97%	97%
Tyler Park Townhomes	CA	88	100%	95%	98%	96%
Vineyard Gardens	CA	62	100%	100%	100%	104%
Westside Village Market	CA	81	100%	100%	100%	99%
Lake Forest Apartments (5)	FL	n/a	n/a	93%	n/a	91%
Brookstone Apartments	IL	168	97%	98%	100%	93%
Copper Gate	IN	128	99%	98%	100%	95%
Renaissance Gateway	LA	208	98%	95%	72%	102%
Live 929 Apartments	MD	572	86%	91%	86%	87%
Woodlynn Village	MN	59	98%	98%	97%	99%
Greens of Pine Glen Apartments	NC	168	98%	99%	91%	93%
Silver Moon	NM	151	90%	88%	89%	83%
Village at Avalon (6)	NM	240	96%	n/a	94%	n/a
Ohio Properties (4)	OH	362	98%	98%	94%	95%
Bridle Ridge Apartments	SC	152	99%	97%	90%	97%
Columbia Gardens	SC	188	96%	97%	93%	96%
Companion at Thornhill Apartments	SC	179	99%	99%	92%	87%
Cross Creek Apartments	SC	144	95%	99%	88%	93%
Palms at Premier Park	SC	240	97%	94%	89%	91%
Village at River's Edge	SC	124	99%	99%	98%	99%
Willow Run	SC	200	92%	93%	90%	88%
Arbors at Hickory Ridge	TN	348	91%	93%	85%	84%
Avistar at the Crest	TX	200	91%	92%	70%	73%
Avistar at the Oaks	TX	156	95%	90%	87%	82%
Avistar at the Parkway	TX	236	86%	90%	77%	78%
Avistar in 09	TX	133	95%	97%	88%	88%
Avistar on the Boulevard	TX	344	91%	92%	83%	79%
Avistar on the Hills	TX	129	95%	97%	83%	88%
Bella Vista Apartments (5)	TX	n/a	n/a	90%	n/a	87%
Bruton Apartments	TX	264	96%	95%	90%	89%
Concord at Gulfgate	TX	288	94%	97%	80%	87%
Concord at Little York	TX	276	92%	98%	87%	91%
Concord at Williamcrest	TX	288	99%	99%	92%	93%
Crossing at 1415	TX	112	91%	93%	80%	83%
Decatur Angle	TX	302	92%	91%	81%	83%
Esperanza at Palo Alto (6)	TX	322	91%	n/a	82%	n/a
Heights at 515	TX	96	99%	96%	90%	89%
Heritage Square Apartments	TX	204	83%	90%	68%	78%
Oaks at Georgetown	TX	192	95%	96%	92%	90%
Runnymede Apartments	TX	252	99%	99%	97%	97%
South Park Ranch Apartments	TX	192	98%	99%	94%	95%
Vantage at Judson (5)	TX	n/a	n/a	96%	n/a	86%
15 West Apartments	WA	120	98%	98%	96%	96%
		9,509	95%	95%	90%	91%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(5)	The MRB associated with the property was redeemed during 2018, so the number of units and occupancy are not applicable as of and for the three months ended March 31, 2019.
(6)	The property relates to a forward bond purchase commitment that was executed after March 31, 2018. The property was considered stabilized when the MRB was acquired.

Physical and economic occupancy as of and for the three months ended March 31, 2019 were consistent with the same period in 2018.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have not met the stabilization criteria (see footnote 3 below the table) as of March 31, 2019. Debt service on the Partnership’s MRBs for the non-consolidated non-stabilized properties was current as of March 31, 2019.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number
		of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the Three Months Ended March 31,
Property Name	State	2019	2019	2018	2019	2018
Non-Consolidated Properties-Non Stabilized (3)
Solano Vista (4)	CA	96	98%	n/a	106%	n/a
Gateway Village (4)	NC	64	98%	n/a	99%	n/a
Lynnhaven Apartments (4)	NC	75	99%	n/a	98%	n/a
Rosewood Townhomes	SC	100	92%	90%	75%	87%
South Pointe Apartments	SC	256	83%	91%	69%	89%
Avistar at Copperfield	TX	192	93%	88%	87%	79%
Avistar at Wilcrest	TX	88	95%	90%	83%	73%
Avistar at Wood Hollow	TX	409	98%	77%	91%	68%
		1,280	94%	85%	85%	77%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Previous period occupancy numbers are not available as these are new investments acquired after March 31, 2018.

Physical and economic occupancy for the non-stabilized Residential Properties increased for the three months ended March 31, 2019 as compared to the same period in 2018 due to increased occupancy at Avistar at Copperfield, Avistar at Wilcrest, and Avistar at Wood Hollow, which are nearing the completion of rehabilitation projects begun in 2017 and 2018. The increase was also due to the addition of Solano Vista, Gateway Village and Lynnhaven Apartments which have higher occupancy results as rehabilitation projects have yet to begin. The increases in overall physical and economic occupancy were somewhat offset by temporary declines in occupancy at Rosewood Townhomes and South Pointe Apartments as the properties go through rehabilitation.

MF Properties

As of March 31, 2019, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the three months ended March 31, 2019, both MF Properties met the stabilization criteria (see footnote 3 below the table). The MF properties are encumbered by mortgage loans with an aggregate principal balance of $27.4 million as of March 31, 2019.  Debt service on our mortgage payables was current as of March 31, 2019.

		Number
		of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the Three Months Ended March 31,
Property Name	State	2019	2019	2018	2019	2018
MF Properties-Stabilized (3)
Suites on Paseo	CA	384	92%	90%	87%	90%
Jade Park (4)	FL	n/a	n/a	93%	n/a	91%
The 50/50	NE	475	98%	96%	90%	82%
		859	95%	93%	88%	87%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

A property is considered stabilized once it reaches 90% physical occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for all MF Properties that are not student housing residential properties. Suites on Paseo and The 50/50 MF Property are student housing residential properties.

(4)	The property was sold in September 2018, so unit and occupancy amounts are not applicable as of and for the three months ended March 31, 2019.

The physical and economic occupancy increased slightly as of and for the three months ended March 31, 2019 as compared to the same period in 2018. The increases are due primarily to improving operations at The 50/50 MF Property as a result of a strong fall of 2018 lease-up.

Results of Operations

The tables and following discussions of the Partnership’s change in operating results for the three months ended March 31, 2019 and 2018 should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The table below compares revenue and other income for the Partnership for the periods presented (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues and Other Income:
Property revenues	$1,994	$2,337	$(343)	-14.7%
Investment income	12,408	13,378	(970)	-7.3%
Contingent interest income	3,012	-	3,012	100.0%
Other interest income	222	743	(521)	-70.1%
Other income	29	-	29	100.0%
Total Revenues and Other Income	$17,665	$16,458	$1,207	7.3%

Discussion of the Total Revenues and Other Income for the Three Months Ended March 31, 2019 and 2018

Property revenues.  The decrease in property revenues for the three months ended March 31, 2019 as compared to the same period in 2018 is due primarily to a decrease of approximately $393,000 from the sale of the Jade Park MF Property in September 2018.

Investment income.    The decrease in investment income for the three months ended March 31, 2019 as compared to the same period in 2018 was due to the following factors:

•

Decreases of approximately $739,000 and $781,000 in investment income related to decreasing MRB volume and interest rates, respectively. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•

An increase of approximately $520,000 in investment interest income related to additional investments in unconsolidated entities during 2019 and 2018. We made investments in unconsolidated entities totaling approximately $6.6 million and $41.5 million in 2019 and 2018, respectively.

Contingent interest income. The contingent interest income received for the three months ended March 31, 2019 was realized upon redemption of the Vantage at Brooks, LLC property loan in January 2019. There was no contingent interest income for the three months ended March 31, 2018.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The decrease in other interest income for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to a decrease of approximately $374,000 related to redemptions of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively. The remaining decrease was due to lower interest recognized on cash balances during the three months ended March 31, 2019.

Other income. Other income recognized for the three months ended March 31, 2019 consisted of residual income received during the quarter related to the previous redemption of the Lake Forest MRB. There was no other income reported for the three months ended March 31, 2018.

The table below compares expenses for the Partnership for the periods presented (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,177	$1,395	$(218)	-15.6%
Depreciation and amortization	821	906	(85)	-9.4%
Interest expense	6,395	5,348	1,047	19.6%
General and administrative	2,778	2,812	(34)	-1.2%
Total Expenses	$11,171	$10,461	$710	6.8%

Discussion of the Total Expenses for the Three Months Ended March 31, 2019 and 2018

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the three months ended March 31, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $189,000 related to the sale of the Jade Park MF Property in September 2018.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the three months ended March 31, 2019 as compared to the same period in 2018 was due primarily to a decrease in depreciation expense of approximately $114,000 related to the sale of the Jade Park MF Property in September 2018.

Interest expense. The increase in interest expense for the three months ended March 31, 2019 as compared to the same period in 2018 was due to the following factors:

•	An increase of approximately $399,000 due to an increase in effective interest rates on variable-rate financings;
•	A decrease of approximately $648,000 due to lower average principal outstanding; and
•	An increase of approximately $1.3 million related to fair value adjustments to interest rate derivatives, net of cash paid.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2019 were consistent with the same period in 2018. The Partnership had a decrease of approximately $162,000 in professional fees, which was offset by an increase of approximately $168,000 in salaries, benefits and RUA expense.

Discussion of the Income Tax Expense for the Three Months Ended March 31, 2019 and 2018

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in certain MF Properties. The Greens Hold Co generated minimal taxable income for the three months ended March 31, 2019 and 2018.

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

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable and additional investments in MRBs and unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs and PHCs, proceeds from asset sales and redemptions, and the issuance of additional BUCs and Series A Preferred Units.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Operating cash flows from investments in MRBs, PHCs, property loans and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Unsecured lines of credit;
•	Issuances of BUCs and Series A Preferred Units; and
•	Proceeds from the sale of assets.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular interest payments received on our MRBs, PHC Certificates and property loans that provide consistent cash receipts throughout the year.  The Partnership also receives distributions from investments in unconsolidated entities if, and when, cash is available for distribution to the underlying investees. Receipt of cash from our investments in MRBs, property loans and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from our PHC Certificates is payable from annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. There is risk that annual appropriations will be reduced, delayed or eliminated, which may make the PHC Certificates unable to pay principal and interest.

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

Unsecured Lines of Credit

We maintain two unsecured lines of credit with a financial institution. Our unsecured operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended March 31, 2019.  In addition, we have fulfilled this requirement for the second quarter of 2019. We had $10.0 million available on the operating line of credit as of March 31, 2019.

Our unsecured non-operating line of credit allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on the unsecured non-operating line of credit are due on the 270th day following the advance date, but may be extended for up to an additional 270 days by making certain payments. The unsecured non-operating line of credit contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of March 31, 2019. We anticipate paying off the balances on our unsecured non-operating line of credit by entering into fixed-rate debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We had approximately $14.3 million available on the unsecured non-operating line of credit as of March 31, 2019.

Issuances of BUCs and Series A Preferred Units

As of March 31, 2019, we had an effective Registration Statement on file with the SEC to sell up to $225.0 million of BUCs. From time to time, we may issue BUCs under this Registration Statement to raise funds to invest in additional MRBs and unconsolidated entities, fund the repayment of debt financing maturities or for other general purposes. The Partnership had approximately $222.0 million of BUCs available to be issued under the Registration Statement as of March 31, 2019.  This Registration Statement expires in November 2019, and the Partnership expects to file a new shelf registration statement with the SEC prior to the expiration of the current Registration Statement, which will allow the Partnership to issue BUCs thereunder for an additional three-year period.

The Partnership is authorized to issue Series A Preferred Units under the Amended and Restated LP Agreement. As of March 31, 2019, we had issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated as of October 25, 2017.  The Partnership did not issue any Series A Preferred Units during the three months ended March 31, 2019 or the year ended December 31, 2018. The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs.

Proceeds from the Sale of Assets

We may, from time to time, sell our investments in MRBs, PHCs, investments in unconsolidated entities and MF Properties on a basis consistent with the Partnership’s strategic plans. Our ability to sell such investments on favorable terms is dependent upon a number of factors including (but not limited to) the availability of credit to potential buyers to purchase these investments at prices we consider acceptable. In addition, potential adverse changes to general market and economic conditions could negatively impact our future ability to sell our investments.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General, administrative and operating expenses;
•	Distributions paid to holders of Series A Preferred Units and BUCs;
•	Investments in additional MRBs, tax-exempt investments, other investments and unconsolidated entities;
•	Debt service on debt financing and mortgages payable; and
•	Other contractual obligations of the Partnership.

General, Administrative and Operating Expenses

We use cash for general and administrative expenses of the Partnership’s operations.  For additional details, see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, and the section captioned “Cash Flows from Operating Activities” in the Partnership’s condensed consolidated statements of cash flows set forth in Item 1 of this Quarterly Report on Form 10-Q.

Distributions Paid to Holders of Series A Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%.  The Series A Preferred Units are non-cumulative, non-voting and non-convertible.

We have paid total annual distributions of $0.50 per BUC, payable quarterly at $0.125 per BUC, during the year ended December 31, 2018 and for the three months ended March 31, 2019. Distributions to the BUC holders may increase or decrease at the determination of the General Partner based on its determination of cash available for distribution and other factors deemed relevant by the General Partner.

Investments in Additional MRBs, Tax Exempt Investments, Other Investments and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in multifamily projects through either the acquisition of MRBs, tax exempt investments, other investments or equity investments in both existing and new markets. We evaluate investment opportunities based on (but not limited to) our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term liquidity sources, and the availability of investment capital.

Debt Service on Debt Financing and Mortgages Payable

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs and PHC Certificates. The financing arrangements generally involve the securitization of MRBs and PHC Certificates into trusts whereby we retain beneficial interests in the trusts that provide certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties with the residual interests retained by the Partnership. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests. We anticipate that cash flows from the securitized assets will fund normal, recurring principal and interest payments to the senior beneficial interests.

Our mortgages payable and other secured financing arrangements are used to leverage our MF Properties. The mortgages and other secured financings are entered into with financial institutions and are secured by security interests in the MF Properties. The mortgages and other secured financings bear interest that may be fixed or variable, depending on the terms of the arrangement, and include scheduled principal payments. We anticipate that cash flows from the secured MF properties will be sufficient to pay all normal, recurring principal and interest payments.

We anticipate refinancing all debt financing and mortgage payable arrangements maturing in the next twelve months with similar arrangements of terms greater than one year. We typically refinance arrangements with existing lenders, assuming the terms are acceptable to the Partnership. We may also explore other financing options with Freddie Mac, Fannie Mae, other investment banks or other lending institutions.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall leverage constraint, established by the Board of Managers (the “Board”) of Burlington, which is the general partner of the Partnership’s general partner. The leverage utilized is dependent upon several factors, including, but not limited to, the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, property loans, taxable MRBs, initial finance costs, and the MF Properties at cost. As of March 31, 2019, our overall leverage ratio was approximately 60%.

Cash Flows

For the three months ended March 31, 2019, we generated additional cash of $5.7 million, which was the net result of $3.6 million provided by operating activities, $8.3 million provided by investing activities, and $6.1 million used in financing activities.

Cash provided by operating activities totaled $3.6 million for the three months ended March 31, 2019, as compared to $2.9 million generated for the three months ended March 31, 2018. The change was due primarily to a decrease in other assets of $723,000 during the three months ended March 31, 2019, as compared to an increase in operating assets of $256,000 for the same period in 2018.

Cash provided by investing activities totaled $8.3 million for the three months ended March 31, 2019, as compared to cash used of $821,000 for the three months ended March 31, 2018. The change was predominantly due to an increase in principal payments received on property loans and contingent interest of $11.2 million. The principal payments and contingent interest related entirely to the redemption of the Vantage at Brooks, LLC property loan.

Cash used in financing activities totaled $6.1 million for the three months ended March 31, 2019, as compared to cash used of $18.6 million for the three months ended March 31, 2018. The change was predominantly due to proceeds from debt financing (net of principal payments) of $2.3 million for the three months ended March 31, 2019 as compared to principal payments of $8.3 million for the three months ended March 31, 2018.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income and adds back non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provision for loan losses, impairments on MRBs, PHC Certificates, real estate assets and property loans, deferred income taxes and RUA compensation expense, to the Partnership’s net income as computed in accordance with GAAP. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s condensed consolidated financial statements) distributable to the General Partner as defined in the Amended and Restated LP Agreement and Series A Preferred Unit distributions and accretion.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income that is calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income as determined in accordance with GAAP to CAD) for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
Net income	$6,451,813	$6,004,304
Change in fair value of derivatives and interest rate derivative amortization	306,591	(989,995)
Depreciation and amortization expense	820,808	906,315
Amortization of deferred financing costs	361,305	464,772
RUA compensation expense	184,184	206,636
Deferred income taxes	(40,692)	34,000
Redeemable Series A Preferred Unit distribution and accretion	(717,763)	(717,763)
Tier 2 Income distributable to the General Partner (1)	(753,025)	-
Bond purchase premium (discount) amortization (accretion), net of cash received	(38,952)	(4,098)
Total CAD	$6,574,269	$5,904,171

Weighted average number of BUCs outstanding, basic	60,426,177	60,124,333
Net income per BUC, basic	$0.08	$0.09
Total CAD per BUC, basic	$0.11	$0.10
Distributions declared, per BUC	$0.125	$0.125

(1)

As described in Note 3 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

For the three months ended March 31, 2019, the Partnership’s Tier 2 income consisted of $3.0 million of contingent interest realized on redemption of the Vantage at Brooks, LLC property loan. For the three months ended March 31, 2018, the Partnership did not report any Tier 2 income.

There was no non-recurring CAD per BUC earned by the Partnership during the three months ended March 31, 2019 and 2018.

Off Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018 we held MRBs that are collateralized by Residential Properties and one commercial property.  The Residential Properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

The Partnership has entered into various commitments and guarantees. For additional discussions related to commitments and guarantees, see Note 18 to the Partnership’s condensed consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than what is disclosed in Note 21 to the Partnership’s condensed consolidated financial statements.

Contractual Obligations

As discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2018, the debt obligation amounts maturing in 2019 consist of the principal paid on lines of credit, the TEBS Financings with Freddie Mac, various TOB, Term TOB and Term A/B debt financings with DB, and payments on the MF Property mortgages payable and other secured financing.  Our strategic objective is to leverage our MRB portfolio utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the Term A/B Trust program with DB.  This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the three months ended March 31, 2019 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will be adopted in future periods, see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Mortgage Revenue Bonds and PHC Certificate Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield on similar MRBs, specific terms of the MRB, and various characteristics of the underlying property serving as collateral for the MRB such as debt service coverage ratio, loan to value, and other characteristics.

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates as of March 31, 2019:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$739,048	3.1%	-9.1%	3.4%	-10.0%	$22,084
PHC Certificates	46,407	4.8%	-5.7%	5.3%	-6.3%	1,256

Geographic Risk

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California, and South Carolina.  The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	March 31, 2019	December 31, 2018
Texas	43%	43%
California	17%	18%
South Carolina	17%	17%

After a review of the economic performance of properties located in Texas, California and South Carolina, as compared to general conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

As of March 31, 2019, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 5.0% and 5.7%;
•	The M24, M31, and M33 TEBS facilities have variable interest rates that range between 2.8% and 3.4%;
•	The M45 TEBS facility has a fixed interest rate of 3.82% through July 31, 2023 and 4.39% thereafter;

•	The Term TOB Trusts securitized by MRBs have fixed interest rates that range between 4.0% and 4.4%;
•	The Term A/B Trusts securitized by MRBs have fixed interest rates of 4.5%;
•	The TOB Trusts securitized by PHC Certificates have variable interest rates of 3.7%; and
•	The mortgages payable have fixed and variable interest rates that range between 4.7% and 5.0%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of March 31, 2019:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of March 31, 2019
July 2014	$30,152,644	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,152,644	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,152,644	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,280,025	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	12
July 2015	27,280,025	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	12
July 2015	27,280,025	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	12
June 2017	90,457,933	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	47,303
June 2017	81,840,074	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	226,164
Sept 2017	58,878,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	3
							$273,506

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming a change in interest rates as of March 31, 2019:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$48,081	$(94,959)	$(189,988)	$(285,099)	$(380,178)
TEBS Debt Financings	156,271	(145,351)	(286,397)	(427,743)	(569,093)
Other Investment Financings	67,619	(135,165)	(270,234)	(405,206)	(540,082)
Total	$271,971	$(375,475)	$(746,619)	$(1,118,048)	$(1,489,353)

The interest rate sensitivity table (“Table”) represents the change in interest income from investments, net of interest on debt and settlement payments on interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve, a shift in the SIMFA yield curve based on its average historical relationship to the the LIBOR yield curve, and the resulting implied forward rates are realized as a component of this shift in the curve.  Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions.

No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis.  Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates.

As the above information incorporates only those material positions or exposures that existed as of March 31, 2019, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2018, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2019.

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: May 3, 2019	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: May 3, 2019	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer