Form 10-Q
period 2019-06-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2019-08-02
CIK 1059142

quarter esFa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of June 30, 2019, the registrant had 60,426,177 Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$13,821,980	$32,001,925
Restricted cash	1,324,599	1,266,686
Interest receivable, net	7,219,825	7,011,839
Mortgage revenue bonds held in trust, at fair value (Note 6)	700,955,326	645,258,873
Mortgage revenue bonds, at fair value (Note 6)	58,571,381	86,894,562
Public housing capital fund trusts, at fair value (Note 7)	46,516,154	48,672,086
Real estate assets: (Note 8)
Land and improvements	4,971,665	4,971,665
Buildings and improvements	71,952,872	71,897,070
Real estate assets before accumulated depreciation	76,924,537	76,868,735
Accumulated depreciation	(13,906,894)	(12,272,387)
Net real estate assets	63,017,643	64,596,348
Investments in unconsolidated entities (Note 9)	96,825,273	76,534,306
Property loans, net of loan loss allowance (Note 10)	7,593,377	15,961,012
Other assets (Note 12)	4,834,247	4,515,609
Total Assets	$1,000,679,805	$982,713,246

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$8,226,042	$7,543,822
Distribution payable	7,663,064	7,576,167
Unsecured lines of credit (Note 14)	23,200,000	35,659,200
Debt financing, net (Note 15)	519,348,651	505,663,565
Mortgages payable and other secured financing, net (Note 16)	27,127,554	27,454,375
Total Liabilities	585,565,311	583,897,129

Commitments and Contingencies (Note 18)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,368,401	94,350,376

Partnersʼ Capital:
General Partner (Note 1)	507,393	344,590
Beneficial Unit Certificates ("BUCs," Note 1)	320,238,700	304,121,151
Total Partnersʼ Capital	320,746,093	304,465,741
Total Liabilities and Partnersʼ Capital	$1,000,679,805	$982,713,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Property revenues	$2,034,796	$2,403,142	$4,028,425	$4,739,654
Investment income	12,074,669	12,249,035	24,482,545	25,627,521
Contingent interest income	30,000	-	3,042,102	-
Other interest income	206,869	1,058,688	429,107	1,801,724
Other income	-	74,300	28,753	74,300
Total revenues	14,346,334	15,785,165	32,010,932	32,243,199
Expenses:
Real estate operating (exclusive of items shown below)	919,256	1,290,487	2,096,074	2,685,980
Impairment of securities	-	831,062	-	831,062
Depreciation and amortization	819,804	921,816	1,640,612	1,828,131
Interest expense (Note 2)	6,206,935	6,349,554	12,601,855	11,696,631
General and administrative	2,496,798	3,041,125	5,275,389	5,852,970
Total expenses	10,442,793	12,434,044	21,613,930	22,894,774
Income before income taxes	3,903,541	3,351,121	10,397,002	9,348,425
Income tax expense	17,351	13,000	58,999	6,000
Net income	3,886,190	3,338,121	10,338,003	9,342,425
Redeemable Series A Preferred Unit distributions and accretion	(717,763)	(717,762)	(1,435,526)	(1,435,525)
Net income available to Partners	$3,168,427	$2,620,359	$8,902,477	$7,906,900

Net income available to Partners allocated to:
General Partner	$31,684	$26,204	$811,929	$79,069
Limited Partners - BUCs	3,103,581	2,530,332	8,024,225	7,729,733
Limited Partners - Restricted units	33,162	63,823	66,323	98,098
	$3,168,427	$2,620,359	$8,902,477	$7,906,900
BUC holders' interest in net income per BUC, basic and diluted	$0.05	$0.04	$0.13	$0.13
Weighted average number of BUCs outstanding, basic	60,426,177	59,937,300	60,426,177	60,030,817
Weighted average number of BUCs outstanding, diluted	60,426,177	59,937,300	60,426,177	60,030,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$3,886,190	$3,338,121	$10,338,003	$9,342,425
Reversal of net unrealized losses on securities with other-than-temporary impairment	-	981,792	-	525,446
Unrealized gain (loss) on securities	14,920,081	4,065,221	23,064,008	(17,353,309)
Unrealized loss on bond purchase commitments	-	(1,032,788)	-	(2,007,855)
Comprehensive income (loss)	18,806,271	7,352,346	33,402,011	(9,493,293)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$344,590	60,691,467	$304,121,151	$304,465,741	$58,978,042
Cumulative effect of accounting change (Note 2)	(2)	-	(210)	(212)	-
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(53,812)	-	(5,327,357)	(5,381,169)	-
Distribution of Tier 2 income (Note 3)	(753,025)	-	(2,259,077)	(3,012,102)	-
Net income allocable to Partners	780,245	-	4,953,805	5,734,050	-
Restricted unit compensation expense	1,842	-	182,342	184,184	-
Unrealized gain on securities	81,439	-	8,062,488	8,143,927	8,143,927
Balance as of March 31, 2019	401,277	60,691,467	309,733,142	310,134,419	67,121,969
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(76,631)	-	(7,586,433)	(7,663,064)	-
Net income allocable to Partners	31,684	-	3,136,743	3,168,427	-
Restricted unit compensation expense	1,862	-	184,368	186,230	-
Unrealized gain on securities	149,201	-	14,770,880	14,920,081	14,920,081
Balance as of June 30, 2019	$507,393	60,691,467	$320,238,700	$320,746,093	$82,042,050

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$437,256	60,373,674	$313,403,014	$313,840,270	$75,623,830
Cumulative effect of accounting change	(2,169)	-	(214,779)	(216,948)	-
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(76,329)	-	(7,556,616)	(7,632,945)	-
Net income allocable to Partners	52,865	-	5,233,676	5,286,541	-
Sale of BUCs, net of issuance costs	-	38,617	192,310	192,310	-
Repurchase of BUCs	-	(198,465)	(1,256,654)	(1,256,654)	-
Restricted units awarded	-	239,102	-	-	-
Restricted units compensation expense	2,066	-	204,570	206,636	-
Unrealized loss on securities	(218,749)	-	(21,656,127)	(21,874,876)	(21,874,876)
Unrealized loss on bond purchase commitments	(9,751)	-	(965,316)	(975,067)	(975,067)
Balance as of March 31, 2018	185,189	60,452,928	287,384,078	287,569,267	52,773,887
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(76,330)	-	(7,556,616)	(7,632,946)	-
Net income allocable to Partners	26,204	-	2,594,155	2,620,359	-
Repurchase of BUCs	-	(70,110)	(440,959)	(440,959)	-
Restricted units awarded	-	70,110	-	-	-
Restricted units compensation expense	5,436	-	538,085	543,521	-
Unrealized gain on securities	45,216	-	4,476,351	4,521,567	4,065,221
Unrealized loss on bond purchase commitments	(10,328)	-	(1,022,460)	(1,032,788)	(1,032,788)
Reversal of net unrealized loss on securities with other-than-temporary impairment	5,254	-	520,192	525,446	981,792
Balance as of June 30, 2018	$180,641	60,452,928	$286,492,826	$286,673,467	$56,788,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$10,338,003	$9,342,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,640,612	1,828,131
Contingent interest realized on investing activities	(3,042,102)	-
Impairment of securities	-	831,062
Loss (gain) on derivatives, net of cash paid	508,354	(1,127,589)
Restricted unit compensation expense	370,414	750,157
Bond premium/discount amortization	(67,657)	(33,987)
Amortization of deferred financing costs	731,006	895,459
Deferred income tax expense (benefit) & income tax payable/receivable	172,965	(183,303)
Change in preferred return receivable from unconsolidated entities, net	(3,005,017)	(1,799,127)
Changes in operating assets and liabilities
Increase in interest receivable	(207,986)	(1,141,448)
(Increase) decrease in other assets	734,903	(928,527)
Decrease in accounts payable and accrued expenses	(1,051,467)	(516,061)
Net cash provided by operating activities	7,122,028	7,917,192
Cash flows from investing activities:
Capital expenditures	(58,247)	(431,784)
Acquisition of mortgage revenue bonds	(19,250,000)	(19,540,000)
Contributions to unconsolidated entities	(17,285,950)	(16,488,929)
Principal payments received on mortgage revenue bonds	14,341,785	23,285,577
Principal payments received on taxable mortgage revenue bonds	23,953	30,526
Principal payments received on PHC Certificates	2,767,166	226,714
Cash paid for land held for development and deposits on potential purchases	-	(2,660,649)
Advances on property loans	-	(66,651)
Principal payments received on property loans and contingent interest	11,409,737	650,000
Net cash used in investing activities	(8,051,556)	(14,995,196)
Cash flows from financing activities:
Distributions paid	(17,386,938)	(17,458,416)
Repurchase of BUCs	-	(1,697,613)
Proceeds from the sale of BUCs	-	233,633
Payment of offering costs related to the sale of BUCs	-	(4,678)
Proceeds from debt financing	18,430,500	-
Principal payments on debt financing	(5,271,169)	(16,924,182)
Principal payments on mortgages payable	(373,843)	(380,775)
Principal borrowing on unsecured lines of credit	23,200,000	19,540,000
Principal payments on unsecured lines of credit	(35,659,200)	(20,000,000)
Increase (decrease) in security deposit liability related to restricted cash	(26,397)	17,168
Debt financing and other deferred costs	(105,457)	(8,670)
Net cash used in financing activities	(17,192,504)	(36,683,533)
Net decrease in cash, cash equivalents and restricted cash	(18,122,032)	(43,761,537)
Cash, cash equivalents and restricted cash at beginning of period	33,268,611	71,583,329
Cash, cash equivalents and restricted cash at end of period	$15,146,579	$27,821,792

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,297,205	$11,702,009
Cash paid during the period for income taxes	155,000	162,963
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$7,663,064	$7,632,945
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Land contributed as investment in an unconsolidated entity	-	2,597,784
Capital expenditures financed through accounts payable	360	24,491
Deferred financing costs financed through accounts payable	35,969	19,626

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$13,821,980	$26,328,497
Restricted cash	1,324,599	1,493,295
Total cash, cash equivalents and restricted cash	$15,146,579	$27,821,792

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

General

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which may or may not be financed by MRBs held by the Partnership.   The Partnership may acquire real estate securing its MRBs or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily and student residential properties (“MF Properties”) in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management.

The Partnership’s general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Burlington Capital LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) that represent limited partnership interests in the Partnership under the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Amended and Restated LP Agreement”). The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders.”

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P., its consolidated subsidiaries and consolidated variable interest entities (Note 5). All intercompany transactions are eliminated.  As of June 30, 2019, the consolidated subsidiaries of the Partnership consist of:

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
•

ATAX Capital Fund I, LLC, a wholly-owned subsidiary of the Partnership, created to hold beneficial interests in Tender Option Bond (“TOB”) Trusts related to the Public Housing Capital Trusts Fund Trust (“PHC”) Certificates.

•	ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, which is committed to loan money or provide equity for the development of multifamily properties.
•	One wholly-owned corporation (“the Greens Hold Co”). The Greens Hold Co owns 100% of The 50/50 MF Property and certain property loans.

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

Lessee Operating Leases

The Partnership’s only material lessee lease is a ground lease at The 50/50 MF Property. Upon adoption of ASC 842, the Partnership elected the package of practical expedients in Accounting Standards Update (“ASU”) 2016-11, elected to not to apply ASC 842 to short-term leases and elected to combine lease and non-lease components when accounting for these lease arrangements.  On the date of adoption of ASC 842, the Partnership recognized operating lease right-of-use (“ROU”) assets of $1.7 million, operating lease liabilities of $2.2 million, and an immaterial cumulative adjustment to partners’ capital.  The Partnership used a discount rate of 6.6% to calculate the ROU asset and lease liability related to the ground lease.  The discount rate is based on the Partnership’s estimated incremental borrowing rate to borrow, on a fully collateralized basis, over a similar term for the amount of contractual lease payments. The incremental borrowing rate was estimated using market transactions adjusted for differences in the term and security.

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

Lessor Operating Leases

The Partnership’s lessor leases consist of tenant leases related to real estate assets, specifically at the MF Properties. Tenant leases also contain terms for non-lease revenues related to operations at the MF Properties, such as parking and food service revenues. The Partnership has elected to combine the lease and non-lease components when accounting for lessor leases. The unit lease component of the tenant lease is considered the predominant component, so all components of the tenant lease are accounted for under ASC 842. Tenant leases are typically for terms of 12 months or less and do not include extension options.  Lease revenue is recognized monthly and is reported within property revenues on the Partnership’s condensed consolidated statements of operations.  ASC 842 did not have a material impact on the Partnership’s accounting for its lessor arrangements with tenants at the MF Properties.

PHC Certificate Impairment

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

In the three and six months ended June 30, 2019, the Partnership reported amortization of deferred financing costs within interest expense in the Partnership’s condensed consolidated statements of operations.  Previously, “Amortization of deferred financing costs expense” had been reported as a separate line item in the Partnership’s condensed consolidated statement of operations.  Accordingly, for the three and six months ended June 30, 2018, the Partnership has included amortization of deferred financing costs expense within interest expense in conformity with the current reporting period presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018. These condensed consolidated financial statements and notes have been prepared consistently with the 2018 Form 10-K, with the exception of new accounting standards that were adopted and reclassifications that are discussed herein. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of June 30, 2019, and the results of operations for the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2018 was derived from the audited annual consolidated financial statements, but does not contain all the footnote disclosures from the annual consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The ASU enhances the methodology of measuring expected credit losses for financial assets, to include the use of reasonable and supportable forward-looking information to better estimate credit losses. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2019 and is to be applied using a modified-retrospective approach. The Partnership has completed its assessment of its items that are within the scope of the new ASU. The Partnership’s items within the scope of the ASU are property loans, receivables reported within other assets, financial guarantees and commitments. Also within the scope of the ASU are changes to the impairment model for available-for-sale debt securities, which includes the Partnership’s MRBs, PHC Certificates, and taxable MRBs.  The Partnership is currently evaluating the impact of the ASU to such items in the Partnership’s condensed consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s condensed consolidated statements of operations. The unvested Restricted Unit Awards (“RUAs”) issued under the Partnership’s 2015 Equity Incentive Plan (the “Plan”) are considered participating securities. There were no dilutive BUCs for the three and six months ended June 30, 2019 and 2018.

5. Variable Interest Entities

Consolidated VIEs

The Partnership has determined the TOB, Term TOB, Term A/B and TEBS Financings are VIEs and the Partnership is the primary beneficiary. In determining the primary beneficiary of these specific VIEs, the Partnership considered which party has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The executed agreements related to the TOB, Term TOB, Term A/B and TEBS Financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, Term TOB, Term A/B and TEBS Financings on a consolidated basis. The Partnership reports the senior floating-rate participation interests (“SPEARS”) related to the TOB Trusts and the Class A Certificates for the Term TOB, Term A/B Trusts and TEBS Financings as secured debt financings on the Partnership’s condensed consolidated balance sheets (see Note 15). The MRBs secured by the TOB, Term TOB, Term A/B and TEBS Financings are reported as assets on the Partnership’s condensed consolidated balance sheets (see Notes 6 and 7).

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

The Partnership held variable interests in 16 and 17 non-consolidated VIEs as of June 30, 2019 and December 31, 2018, respectively. The following table summarizes the Partnership’s variable interests in these entities as of June 30, 2019 and December 31, 2018:

	Maximum Exposure to Loss
	June 30, 2019	December 31, 2018
Mortgage revenue bonds	$30,520,000	$51,791,000
Property loans	-	8,367,635
Investment in unconsolidated entities	96,825,273	76,534,306
	$127,345,273	$136,692,941

The maximum exposure to loss for the MRBs as of June 30, 2019 and December 31, 2018 is equal to the cost adjusted for paydowns. The difference between an MRB’s carrying value on the Partnership’s condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans as of June 30, 2019 and December 31, 2018 is equal to the unpaid principal balance plus accrued interest. The difference between a property loan’s carrying value and the maximum exposure is the value of loan loss allowances, if any, that have been previously recorded against the property loan.

The maximum exposure to loss for investments in unconsolidated entities as of June 30, 2019 and December 31, 2018 is equal to the Partnership’s carrying value.

6. Investments in Mortgage Revenue Bonds

MRBs owned by the Partnership provide construction and/or permanent financing for Residential Properties and a commercial property.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The Partnership had the following investments in MRBs as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,189,356	$1,293,690	$-	$11,483,046
Glenview Apartments - Series A (4)	CA	4,558,288	699,660	-	5,257,948
Harmony Court Bakersfield - Series A (5)	CA	3,715,181	436,425	-	4,151,606
Harmony Terrace - Series A (5)	CA	6,877,203	911,256	-	7,788,459
Harden Ranch - Series A (3)	CA	6,738,723	1,140,860	-	7,879,583
Las Palmas II - Series A (5)	CA	1,685,983	204,804	-	1,890,787
Montclair Apartments - Series A (4)	CA	2,469,479	360,544	-	2,830,023
Montecito at Williams Ranch Apartments - Series A (2)	CA	7,690,000	1,403,597	-	9,093,597
San Vicente - Series A (5)	CA	3,476,408	422,295	-	3,898,703
Santa Fe Apartments - Series A (4)	CA	2,991,681	515,992	-	3,507,673
Seasons at Simi Valley - Series A (5)	CA	4,304,315	857,328	-	5,161,643
Seasons Lakewood - Series A (5)	CA	7,325,716	900,347	-	8,226,063
Seasons San Juan Capistrano - Series A (5)	CA	12,334,114	1,515,890	-	13,850,004
Summerhill - Series A (5)	CA	6,397,482	721,381	-	7,118,863
Sycamore Walk - Series A (5)	CA	3,578,764	491,898	-	4,070,662
The Village at Madera - Series A (5)	CA	3,072,743	360,958	-	3,433,701
Tyler Park Townhomes - Series A (3)	CA	5,870,954	788,012	-	6,658,966
Vineyard Gardens - Series A (2)	CA	3,995,000	686,808	-	4,681,808
Westside Village Market - Series A (3)	CA	3,836,656	558,251	-	4,394,907
Brookstone (1)	IL	7,420,289	2,121,068	-	9,541,357
Copper Gate Apartments (3)	IN	5,055,000	686,883	-	5,741,883
Renaissance - Series A (4)	LA	11,063,332	1,778,203	-	12,841,535
Live 929 Apartments (2), (7)	MD	40,117,177	-	(496,663)	39,620,514
Woodlynn Village (1)	MN	4,197,000	38,997	-	4,235,997
Gateway Village (2)	NC	2,600,000	494,967	-	3,094,967
Greens Property - Series A (3)	NC	7,984,000	850,296	-	8,834,296
Lynnhaven Apartments (2)	NC	3,450,000	596,149	-	4,046,149
Silver Moon - Series A (4)	NM	7,792,815	1,159,170	-	8,951,985
Village at Avalon - Series A (6)	NM	16,356,115	2,455,911	-	18,812,026
Ohio Properties - Series A (1)	OH	13,923,000	48,063	-	13,971,063
Bridle Ridge (1)	SC	7,355,000	101,702	-	7,456,702
Columbia Gardens (5)	SC	13,145,009	1,910,353	-	15,055,362
Companion at Thornhill Apartments (5)	SC	11,237,585	1,384,997	-	12,622,582
Cross Creek (1)	SC	6,144,890	2,516,668	-	8,661,558
The Palms at Premier Park Apartments (3)	SC	18,943,154	2,394,543	-	21,337,697
Village at River's Edge (5)	SC	9,905,670	1,894,347	-	11,800,017
Willow Run (5)	SC	12,962,586	1,882,010	-	14,844,596
Arbors at Hickory Ridge (3)	TN	11,126,754	1,744,760	-	12,871,514
Pro Nova 2014-1 (2), (7)	TN	10,024,883	-	(144,709)	9,880,174
Avistar at Copperfield - Series A (2)	TX	13,977,000	1,974,683	-	15,951,683
Avistar at the Crest - Series A (3)	TX	9,305,601	1,362,843	-	10,668,444
Avistar at the Oaks - Series A (3)	TX	7,517,634	1,133,628	-	8,651,262
Avistar at the Parkway - Series A (4)	TX	13,052,064	1,754,232	-	14,806,296
Avistar at Wilcrest - Series A (2)	TX	5,297,000	682,407	-	5,979,407
Avistar at Wood Hollow - Series A (2)	TX	40,220,000	5,181,502	-	45,401,502
Avistar in 09 - Series A (3)	TX	6,491,185	834,696	-	7,325,881
Avistar on the Boulevard - Series A (3)	TX	15,853,096	2,184,354	-	18,037,450
Avistar on the Hills - Series A (3)	TX	5,193,916	806,627	-	6,000,543
Bruton Apartments (5)	TX	17,871,581	3,067,198	-	20,938,779
Concord at Gulfgate - Series A (5)	TX	19,061,355	3,057,873	-	22,119,228
Concord at Little York - Series A (5)	TX	13,353,381	2,264,386	-	15,617,767
Concord at Williamcrest - Series A (5)	TX	20,685,817	3,412,896	-	24,098,713
Crossing at 1415 - Series A (5)	TX	7,440,580	951,907	-	8,392,487
Decatur Angle (5)	TX	22,544,284	2,994,139	-	25,538,423
Esperanza at Palo Alto (5)	TX	19,423,282	3,423,888	-	22,847,170
Heights at 515 - Series A (5)	TX	6,811,979	1,046,547	-	7,858,526
Heritage Square - Series A (4)	TX	10,750,475	1,197,136	-	11,947,611
Oaks at Georgetown - Series A (5)	TX	12,289,263	1,158,878	-	13,448,141
Runnymede (1)	TX	9,985,000	73,844	-	10,058,844
Southpark (1)	TX	11,660,993	2,462,989	-	14,123,982
15 West Apartments (5)	WA	9,705,769	1,837,402	-	11,543,171
Mortgage revenue bonds held in trust		$620,403,560	$81,193,138	$(641,372)	$700,955,326

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15

(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(6)	MRB held by Morgan Stanley in a secured financing transaction, Note 15
(7)	As of the date presented, the MRB had been in a cumulative unrealized loss for less than 12 consecutive months.

	June 30, 2019
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montevista - Series A & B	CA	$13,200,000	$-	$-	$13,200,000
Solano Vista - Series A & B	CA	5,768,000	581,949	-	6,349,949
Greens Property - Series B	NC	932,030	149,298	-	1,081,328
Ohio Properties - Series B	OH	3,512,740	10,488	-	3,523,228
Rosewood Townhomes - Series A & B (1)	SC	9,750,000	-	(201,078)	9,548,922
South Pointe Apartments - Series A & B (1)	SC	22,700,000	-	(375,300)	22,324,700
Avistar at the Crest - Series B	TX	743,167	74,642	-	817,809
Avistar at the Oaks - Series B	TX	543,781	51,813	-	595,594
Avistar at the Parkway - Series B	TX	124,457	36,513	-	160,970
Avistar in 09 - Series B	TX	448,570	37,655	-	486,225
Avistar on the Boulevard - Series B	TX	441,592	41,064	-	482,656
Mortgage revenue bonds held by the Partnership		$58,164,337	$983,422	$(576,378)	$58,571,381

(1)	As of the date presented, the MRB had been in a cumulative unrealized loss position for 12 consecutive months or longer.

	December 31, 2018
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,230,000	$954,573	$-	$11,184,573
Glenview Apartments - Series A (4)	CA	4,581,930	524,024	-	5,105,954
Harmony Court Bakersfield - Series A (5)	CA	3,730,000	312,844	-	4,042,844
Harmony Terrace - Series A (5)	CA	6,900,000	647,686	-	7,547,686
Harden Ranch - Series A (3)	CA	6,775,508	1,007,557	-	7,783,065
Las Palmas II - Series A (5)	CA	1,692,774	141,187	-	1,833,961
Montclair Apartments - Series A (4)	CA	2,482,288	246,752	-	2,729,040
Montecito at Williams Ranch Apartments - Series A (2)	CA	7,690,000	973,133	-	8,663,133
San Vicente - Series A (5)	CA	3,490,410	291,121	-	3,781,531
Santa Fe Apartments - Series A (4)	CA	3,007,198	401,203	-	3,408,401
Seasons at Simi Valley - Series A (5)	CA	4,325,536	655,326	-	4,980,862
Seasons Lakewood - Series A (5)	CA	7,350,000	654,929	-	8,004,929
Seasons San Juan Capistrano - Series A (5)	CA	12,375,000	1,102,687	-	13,477,687
Summerhill - Series A (5)	CA	6,423,000	508,639	-	6,931,639
Sycamore Walk - Series A (5)	CA	3,598,006	363,405	-	3,961,411
The Village at Madera - Series A (5)	CA	3,085,000	229,934	-	3,314,934
Tyler Park Townhomes - Series A (3)	CA	5,903,368	731,073	-	6,634,441
Vineyard Gardens - Series A (2)	CA	3,995,000	534,351	-	4,529,351
Westside Village Market - Series A (3)	CA	3,857,839	483,436	-	4,341,275
Brookstone (1)	IL	7,432,076	1,956,010	-	9,388,086
Copper Gate Apartments (3)	IN	5,055,000	643,012	-	5,698,012
Renaissance - Series A (4)	LA	11,123,800	1,383,680	-	12,507,480
Live 929 Apartments (2)	MD	40,240,405	2,873,978	-	43,114,383
Woodlynn Village (1)	MN	4,221,000	34,155	-	4,255,155
Greens Property - Series A (3)	NC	8,032,000	818,686	-	8,850,686
Silver Moon - Series A (4)	NM	7,822,610	778,940	-	8,601,550
Ohio Properties - Series A (1)	OH	13,989,000	241,675	-	14,230,675
Bridle Ridge (1)	SC	7,395,000	90,349	-	7,485,349
Columbia Gardens (5)	SC	13,222,480	1,396,828	-	14,619,308
Companion at Thornhill Apartments (5)	SC	11,294,928	1,148,219	-	12,443,147
Cross Creek (1)	SC	6,143,919	2,540,949	-	8,684,868
The Palms at Premier Park Apartments (3)	SC	19,044,617	2,194,791	-	21,239,408
Village at River's Edge (5)	SC	9,938,059	1,421,114	-	11,359,173
Willow Run (5)	SC	13,040,029	1,375,542	-	14,415,571
Arbors at Hickory Ridge (3)	TN	11,194,690	1,399,461	-	12,594,151
Pro Nova 2014-1 (2)	TN	10,027,413	19,710	-	10,047,123
Avistar at Copperfield - Series A (2)	TX	10,000,000	589,196	-	10,589,196
Avistar at the Crest - Series A (3)	TX	9,357,374	1,036,288	-	10,393,662
Avistar at the Oaks - Series A (3)	TX	7,558,240	706,970	-	8,265,210
Avistar at the Parkway - Series A (4)	TX	13,114,418	1,232,292	-	14,346,710
Avistar at Wilcrest - Series A (2)	TX	3,775,000	206,263	-	3,981,263
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,624,687	-	33,474,687
Avistar in 09 - Series A (3)	TX	6,526,247	525,939	-	7,052,186
Avistar on the Boulevard - Series A (3)	TX	15,941,296	1,628,269	-	17,569,565
Avistar on the Hills - Series A (3)	TX	5,221,971	557,084	-	5,779,055
Bruton Apartments (5)	TX	17,933,482	2,046,056	-	19,979,538
Concord at Gulfgate - Series A (5)	TX	19,144,400	2,222,555	-	21,366,955
Concord at Little York - Series A (5)	TX	13,411,558	1,617,217	-	15,028,775
Concord at Williamcrest - Series A (5)	TX	20,775,940	2,505,243	-	23,281,183
Crossing at 1415 - Series A (5)	TX	7,474,716	600,738	-	8,075,454
Decatur Angle (5)	TX	22,630,276	1,945,516	-	24,575,792
Esperanza at Palo Alto (5)	TX	19,487,713	2,350,453	-	21,838,166
Heights at 515 - Series A (5)	TX	6,843,232	722,522	-	7,565,754
Heritage Square - Series A (4)	TX	10,958,661	893,881	-	11,852,542
Oaks at Georgetown - Series A (5)	TX	12,330,000	693,579	-	13,023,579
Runnymede (1)	TX	10,040,000	64,280	-	10,104,280
Southpark (1)	TX	11,623,649	2,482,923	-	14,106,572
15 West Apartments (5)	WA	9,737,418	1,480,489	-	11,217,907
Mortgage revenue bonds held in trust		$586,445,474	$58,813,399	$-	$645,258,873

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15

	December 31, 2018
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series B	CA	$6,228,000	$2,450	$-	$6,230,450
Seasons San Juan Capistrano - Series B (1)	CA	5,574,000	-	(1,078)	5,572,922
Solano Vista - Series A & B	CA	5,768,000	-	-	5,768,000
Greens Property - Series B	NC	933,928	149,789	-	1,083,717
Village at Avalon - Series A	NM	16,400,000	1,408,802	-	17,808,802
Ohio Properties - Series B	OH	3,520,900	51,334	-	3,572,234
Rosewood Townhomes - Series A & B (1)	SC	9,750,000	-	(644,962)	9,105,038
South Pointe Apartments - Series A & B (1)	SC	22,700,000	-	(1,411,986)	21,288,014
Avistar at Copperfield - Series B	TX	4,000,000	11,730	-	4,011,730
Avistar at the Crest - Series B	TX	745,358	50,965	-	796,323
Avistar at the Oaks - Series B	TX	545,321	28,738	-	574,059
Avistar at the Parkway - Series B	TX	124,600	32,220	-	156,820
Avistar at Wilcrest - Series B	TX	1,550,000	4,013	-	1,554,013
Avistar at Wood Hollow - Series B	TX	8,410,000	23,940	-	8,433,940
Avistar in 09 - Series B	TX	449,841	18,742	-	468,583
Avistar on the Boulevard - Series B	TX	442,894	27,023	-	469,917
Mortgage revenue bonds held by the Partnership		$87,142,842	$1,809,746	$(2,058,026)	$86,894,562

(1)	As of the date presented, the MRB had been in a cumulative unrealized loss position for less than 12 consecutive months.

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

Cumulative unrealized loss positions on MRBs are not considered credit losses as of June 30, 2019.  The cumulative unrealized losses for the Rosewood Townhomes – Series A & B and South Pointe Apartments – Series A & B MRBs are the result of lower occupancy during rehabilitation and are temporary in nature. The cumulative unrealized loss for the Pro Nova 2014-01 MRB, related to a commercial property, is a result of fluctuations in market interest rates and comparable trades of MRBs for similar commercial properties. Due to the historical volatility of the fair value of this MRB, the cumulative unrealized loss is considered temporary. The cumulative unrealized loss for the Live 929 Apartments MRB is due to recent operational results and debt service coverage declines. The Partnership has evaluated the operational results and loan-to-collateral value ratio for the property underlying this MRB and has determined that the cumulative unrealized loss is temporary.

MRB Activity in the First Six Months of 2019

Acquisitions:

The following MRBs were acquired during the six months ended June 30, 2019:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Gateway Village	February	Durham, NC	64	4/1/2032	6.10%	$2,600,000
Lynnhaven Apartments	February	Durham, NC	75	4/1/2032	6.10%	3,450,000
Montevista - Series A	June	San Pablo, CA	82	7/1/2036	5.75%	6,720,000
Montevista - Series B	June	San Pablo, CA	82	7/1/2021	5.75%	6,480,000
						$19,250,000

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the six months ended June 30, 2019:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Seasons San Juan Capistrano - Series B	January	San Juan Capistrano, CA	112	1/1/2019	8.00%	$5,574,000
Courtyard Apartments - Series B	April	Fullerton, CA	108	6/1/2019	8.00%	6,228,000
						$11,802,000

Restructurings:

The following MRBs were restructured during the six months ended June 30, 2019.  The principal outstanding on the Series B MRBs were collapsed into the principal outstanding on the associated Series A MRBs and the Series B MRBs were eliminated.  No cash was paid or received on restructuring. The terms of the Series B MRBs that were eliminated are as follows:

Property Name	Month Restructured	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Restructuring
Avistar at Copperfield - Series B	May	Houston, TX	192	6/1/2054	12.00%	$4,000,000
Avistar at Wilcrest - Series B	May	Houston, TX	88	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series B	May	Austin, TX	409	6/1/2054	12.00%	8,410,000
						$13,960,000

MRB Activity in the First Six Months of 2018

Acquisitions:

The following MRB was acquired during the six months ended June 30, 2018:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Esperanza at Palo Alto (1)	May	San Antonio, TX	322	7/1/2058	5.80%	$19,540,000

Redemptions:

The following MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the six months ended June 30, 2018:

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
						$21,447,000

7. Public Housing Capital Fund Trust (“PHC”) Certificates

The Partnership’s PHC Certificates are Residual Participation Receipts (“LIFERs”) in three TOB Trusts (“PHC Trusts”). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to numerous local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities under the Department of Housing and Urban Development’s (“HUD”) Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

The Partnership had the following investments in the PHC Certificates as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	5.99	AA-	5.38%	$24,543,010	$387,491	$-	$24,930,501
PHC Certificate Trust II	4.95	A+	4.37%	6,351,794	335,742	-	6,687,536
PHC Certificate Trust III	6.34	BBB	5.13%	14,581,623	316,494	-	14,898,117
				$45,476,427	$1,039,727	$-	$46,516,154

	December 31, 2018
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	6.49	AA-	5.33%	$24,608,543	$285,984	$-	$24,894,527
PHC Certificate Trust II	5.56	A+	4.35%	9,071,785	44,768	-	9,116,553
PHC Certificate Trust III	6.76	BBB	5.30%	14,566,975	94,031	-	14,661,006
				$48,247,303	$424,783	$-	$48,672,086

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

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of June 30, 2019 and December 31, 2018:

Real Estate Assets as of June 30, 2019
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,195,468	$39,015,515	$42,210,983
The 50/50 MF Property	Lincoln, NE	475	-	32,937,357	32,937,357
Land held for development	(1)	(1)	1,776,197	-	1,776,197
					$76,924,537
Less accumulated depreciation					(13,906,894)
Total real estate assets					$63,017,643

(1)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Real Estate Assets as of December 31, 2018
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,195,468	$38,961,163	$42,156,631
The 50/50 MF Property	Lincoln, NE	475	-	32,935,907	32,935,907
Land held for development	(2)	(2)	1,776,197	-	1,776,197
					$76,868,735
Less accumulated depreciation					(12,272,387)
Total real estate assets					$64,596,348

(2)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Activity in the First Six Months of 2019

As of June 30, 2019, the land held for development in Omaha, NE and Gardner, KS were listed for sale. These parcels of land were originally listed for sale in May and October 2018, respectively.

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

9. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through the second anniversary of construction completion. The return on these investments earned by the Partnership is reported as investment income on the Partnership’s condensed consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of June 30, 2019 and December 31, 2018 and remaining equity investment commitment amounts as of June 30, 2019:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of June 30, 2019	Carrying Value as of December 31, 2018	Maximum Remaining Equity Commitment as of June 30, 2019
Vantage at Boerne	Boerne, TX	288	August 2016	April 2018	$8,830,000	$8,830,000	$1,475,936
Vantage at Waco	Waco, TX	288	August 2016	May 2018	9,337,166	9,337,166	1,592,039
Vantage at Panama City Beach	Panama City Beach, FL	288	March 2017	July 2018	11,685,236	11,408,135	1,996,500
Vantage at Powdersville	Powdersville, SC	288	November 2017	N/A	12,124,841	11,535,895	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	N/A	7,840,500	7,572,819	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	N/A	9,651,320	9,182,522	-
Vantage at Germantown	Germantown, TN	288	June 2018	N/A	11,174,652	7,033,398	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	N/A	12,859,885	6,254,104	-
Vantage at Coventry	Omaha, NE	288	September 2018	N/A	8,608,893	5,380,267	-
Vantage at Conroe	Conroe, TX	288	April 2019	N/A	4,712,780	-	4,411,248
		2,886			$96,825,273	$76,534,306	$9,475,723

Activity in the First Six Months of 2019:

In April 2019, the Partnership executed a $9.0 million equity commitment to fund construction of the Vantage at Conroe multifamily property.

Activity in the First Six Months of 2018:

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

The following table provides combined summary financial information for the Partnership’s investments in unconsolidated entities for three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Property Revenues	$3,103,876	$1,769,385	$5,821,144	$2,863,195
Net loss	$(571,382)	$(1,181,224)	$(688,445)	$(2,335,918)

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Ohio Properties	2,390,446	-	2,390,446
Total	$14,987,191	$(7,393,814)	$7,593,377

	December 31, 2018
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,367,635	-	8,367,635
Total	$23,354,826	$(7,393,814)	$15,961,012

During the three and six months ended June 30, 2019 and 2018, the interest to be earned on the Cross Creek property loans was in nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, for the three and six months ended June 30, 2019 and 2018, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

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

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Current income tax expense (benefit)	$32,823	$13,000	$115,163	$(28,000)
Deferred income tax expense (benefit)	(15,472)	-	(56,164)	34,000
Total income tax expense	$17,351	$13,000	$58,999	$6,000

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of June 30, 2019 and December 31, 2018.

12. Other Assets

The following table summarizes the other assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Deferred financing costs, net	$297,334	$397,823
Fair value of derivative instruments (Note 17)	118,279	626,633
Taxable mortgage revenue bonds, at fair value	1,441,316	1,409,895
Operating lease right-of-use assets, net	1,689,247	-
Other assets	1,288,071	2,081,258
Total other assets	$4,834,247	$4,515,609

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

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the accounts payable, accrued expenses and other liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts payable	$81,452	$230,631
Accrued expenses	2,060,278	2,956,368
Accrued interest expense	2,454,184	2,270,348
Operating lease liabilities	2,147,421	-
Other liabilities	1,482,707	2,086,475
Total accounts payable, accrued expenses and other liabilities	$8,226,042	$7,543,822

See Note 2 for discussion of the adoption of ASC 842 effective January 1, 2019.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of June 30, 2019, the minimum aggregate annual payment due under the agreement is approximately $130,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $42,000 and $84,000 for the three and six months ended June 30, 2019 and 2018 and are included within real estate operating expenses on the condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities:

Remainder of 2019	$68,114
2020	135,812
2021	136,366
2022	139,091
2023	141,871
Thereafter	4,672,804
Total	5,294,058
Less: Amount representing interest	(3,146,637)
Total operating lease liabilities	$2,147,421

14. Unsecured Lines of Credit

The following tables summarize the unsecured lines of credit (“LOC”) as of June 30, 2019 and December 31, 2018:

Unsecured Lines of Credit	Outstanding as of June 30, 2019	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$13,200,000	$50,000,000	June 2020	Variable (1)	Monthly	4.93%
Bankers Trust operating	10,000,000	10,000,000	June 2020	Variable (1)	Monthly	5.68%
Total unsecured lines of credit	$23,200,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2018	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$35,659,200	$50,000,000	June 2020	Variable (2)	Monthly	5.38%
Bankers Trust operating	-	10,000,000	June 2020	Variable (2)	Monthly	5.63%
Total unsecured lines of credit	$35,659,200	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The outstanding balance of the non-operating LOC as of June 30, 2019 is due in March 2020. The Partnership can extend final repayment of the amount due by making partial repayments in accordance with the Credit Agreement. The Partnership is in compliance with all covenants in the Credit Agreement as of June 30, 2019.

The Partnership is required to make principal payments to reduce the operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  The Partnership has fulfilled its prepayment obligation for all periods presented.   In addition, the Partnership repaid the balance of its operating LOC in full in July 2019 and has fulfilled its third quarter of 2019 repayment obligation as it maintained a zero balance in the operating LOC for fifteen consecutive days during July 2019.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of June 30, 2019 and December 31, 2018:

	Outstanding Debt Financings as of June 30, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24 (1)	$41,206,000	$459,013	2010	September 2020	Weekly	2.00%	1.85%	3.85%
Variable - M31 (2)	80,122,843	136,627	2014	July 2024	Weekly	1.96%	1.33%	3.29%
Variable - M33 (3)	31,089,874	60,272	2015	July 2020	Weekly	1.96%	1.10%	3.06%
Fixed - M45 (4)	218,450,958	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Deutsche Bank:
Variable - TOB	35,630,000	-	2012	November 2019 (5)	Weekly	2.40%	1.67%	4.07%
Fixed - Term TOB	45,591,402	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	10,516,000	-	2018	August 2019	N/A	N/A	N/A	4.53%
Fixed - Term A/B	5,251,350	-	2019	February 2020	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,395,617	-	2017	February 2027	N/A	N/A	N/A	4.46%
Morgan Stanley:
Fixed - Term TOB	13,094,607	-	2019	May 2022	N/A	N/A	N/A	3.53%
Total Debt Financings	$519,348,651

(1)

In July 2019, the Partnership refinanced the M24 TEBS Financing with Freddie Mac. After refinancing, the M24 TEBS Financing has a fixed interest rate of  3.05% and a stated maturity of May 2027 (see Note 24).

(2)	In June 2019, the Partnership exercised its unilateral right to extend the financing for an additional five-year period through July 2024. Facility fees are variable.
(3)

In July 2019, the Partnership refinanced the M33 TEBS Financing with Freddie Mac. After refinancing, the M33 TEBS Financing has a fixed interest rate of  3.24% and a stated maturity of September 2030 (see Note 24).

(4)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(5)

The stated maturity is based on the stated expiration of Deutsche Bank’s credit enhancement of the TOB Trusts. If the credit enhancement is renewed, the stated maturity will extend to the expiration of the liquidity facility agreement in April 2020.

	Outstanding Debt Financings as of December 31, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24 (1)	$41,466,000	$432,998	2010	September 2020	Weekly	1.76%	1.85%	3.61%
Variable - M31 (2)	80,418,505	181,626	2014	July 2019	Weekly	1.74%	1.49%	3.23%
Variable - M33 (3)	31,262,039	58,002	2015	July 2020	Weekly	1.74%	1.26%	3.00%
Fixed - M45 (4)	219,250,387	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Deutsche Bank:
Variable - TOB	37,620,000	-	2012	May 2019	Weekly	2.21%	1.67%	3.88%
Fixed - Term TOB	46,675,413	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	10,516,000		2018	May 2019	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,455,221	-	2017	February 2027	N/A	N/A	N/A	4.46%
Total Debt Financings	$505,663,565

(1)

In July 2019, the Partnership refinanced the M24 TEBS Financing with Freddie Mac. After refinancing, the M24 TEBS Financing has a fixed interest rate of 3.05% and a stated maturity of  May 2027 (see Note 24).

(2)	In June 2019, the Partnership exercised its unilateral right to extend the financing for an additional five-year period through July 2024. Facility fees are variable.
(3)

In July 2019, the Partnership refinanced the M33 TEBS Financing with Freddie Mac. After refinancing, the M33 TEBS Financing has a fixed interest rate of 3.24% and a stated maturity of  September 2030 (see Note 24).

(4)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

As of June 30, 2019 and December 31, 2018, the Partnership had posted restricted cash as contractually required under the terms of the four TEBS Financings. In addition, to mitigate its exposure to interest rate fluctuations on the variable-rate TEBS Financings, the Partnership also entered into interest rate cap agreements (Note 17).

The Deutsche Bank TOB, Term TOB and Term A/B Trusts are subject to a Master Trust Agreement that contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. The Partnership was in compliance with these covenants as of June 30, 2019.

The Morgan Stanley Bank, N.A. (“Morgan Stanley”) Term TOB Trust is subject to a Trust Agreement and other related agreements that contains covenants with which the Partnership is required to comply.  If the Partnership is out of compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The most restrictive covenant within the Trust Agreement and related agreements requires the maintenance of a debt service coverage ratio above a specified threshold and the Partnership’s net assets cannot decline by more than specific percentages over designated periods of time.  The Partnership was in compliance with these covenants as of June 30, 2019.

The TOB, Term TOB, Term A/B and TEBS Financing arrangements are consolidated VIE’s to the Partnership (Note 5). As the residual interest holder, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of PHCs or of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the underlying collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

Debt Financing Activity in the First Six Months of 2019

New Debt Financings:

In February 2019, the Partnership entered into two Term A/B Trusts financings with Deutsche Bank secured by MRBs. The following table summarizes the gross principal and terms of the Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing	Stated Maturity	Fixed Interest Rate
Gateway Village	$2,262,000	February 2020	4.53%
Lynnhaven Apartments	3,001,500	February 2020	4.53%
Total Term A/B Trust Financing	$5,263,500

In May 2019, the Partnership entered into a Term TOB Trust financing with Morgan Stanley secured by an MRB. The following table summarizes the gross principal and terms of the Term TOB Trust:

Term TOB Trusts Securitization	Outstanding Term TOB Trust Financing	Stated Maturity	Fixed Interest Rate
Village at Avalon	$13,167,000	May 2022	3.53%
Total Term TOB Trust Financing	$13,167,000

In April 2019, the Partnership extended the maturity date of the variable rate TOB Trusts to November 2019.

In May 2019, the Partnership extended the maturity of two Term A/B Trusts with stated maturities in May 2019 to August 2019.

Debt Financing Activity in the First Six Months of 2018

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
			$15,055,000

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2019	$173,686,691
2020	79,902,131
2021	2,663,694
2022	15,666,828
2023	2,881,189
Thereafter	247,272,124
Total	522,072,657
Unamortized deferred financing costs	(2,724,006)
Total debt financing, net	$519,348,651

16. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnership’s mortgages payable and other secured financing, net of deferred financing costs, as of June 30, 2019 and December 31, 2018:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of June 30, 2019, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$2,980,942	2014	December 2019	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	24,146,612	2013	March 2020	Variable	Monthly	5.00%	(1)	5.00%
Total Mortgage Payable\Weighted Average Period End Rate	$27,127,554							4.96%

(1)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2018, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$3,118,478	2014	December 2019	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	24,335,897	2013	March 2020	Variable	Monthly	5.00%	(2)	5.00%
Total Mortgage Payable\Weighted Average Period End Rate	$27,454,375							4.96%

(2)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2019	$3,234,033
2020	23,944,872
2021	-
2022	-
2023	-
Thereafter	-
Total	27,178,905
Unamortized deferred financing costs	(51,351)
Total mortgages payable and other secured financings, net	$27,127,554

17. Interest Rate Derivative Agreements

The following tables summarize the Partnership’s interest rate derivatives as of June 30, 2019 and December 31, 2018:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of June 30, 2019
July 2014	$30,051,490	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,051,490	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,051,490	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,199,165	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	3
July 2015	27,199,165	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	3
July 2015	27,199,165	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	3
June 2017	90,154,469	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	16,258
June 2017	81,597,496	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	102,011
Sept 2017	58,610,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	1
							$118,279

(1)	See Note 22 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (2)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2018
July 2014	$30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	536
June 2017	90,757,226	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	158,989
June 2017	82,079,066	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	465,983
Sept 2017	59,038,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	53
							$626,633

(2)	See Note 22 for additional details.

During the six months ended June 30, 2018, the Partnership was a party to two interest rate swaps with Deutsche Bank, which were designated to mitigate interest rate risk for the variable-rate TOB Trusts secured by the Partnership’s PHC Certificates. The interest rate swaps were terminated in September 2018 and October 2018.

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

Construction Loan Guarantees

The Partnership entered into guaranty agreements for construction loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur.  All guarantees were initially for the entire amount of the respective construction loan and decrease based on the achievement of certain events or financial ratios, as defined by the respective construction loan agreement.  The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of June 30, 2019:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Construction Loan	Construction Loan Balance as of June 30, 2019	Partnership's Maximum Exposure as of June 30, 2019	Guarantee Terms
Vantage at Panama City Beach	2017	$25,600,000	$23,659,040	$5,914,760	(1)
Vantage at Stone Creek	2018	30,824,000	20,853,029	20,853,029	(2)
Vantage at Coventry	2018	31,500,000	634,136	634,136	(2)
(1)

The Partnership’s maximum exposure is 25% of the construction loan balance as of June 30, 2019. If the borrower’s debt service coverage ratio drops below a specific level, the Partnership’s maximum exposure will increase to 50% of the construction loan balance. The Partnership is also required to maintain minimum cash and net worth requirements, which were met as of June 30, 2019.

(2)	The Partnership’s maximum exposure will decrease to 50% and 25% of the construction loan balance when certain debt service coverage levels are achieved by the borrower.

Other Guarantees

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include the delivery of LIHTCs, tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of June 30, 2019:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of June 30, 2019
Ohio Properties	2011	2026	$3,712,436
Greens of Pine Glen, LP	2012	2027	2,429,658

19. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to five financial institutions. The Series A Preferred Units represent limited partnership interests in the Partnership and are redeemable in the future. The balance of Series A Preferred Units on the condensed consolidated balance sheet is presented net of issuance costs. The following table summarizes the outstanding Series A Preferred Units as of June 30, 2019 and December 31, 2018:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of June 30, 2019 and December 31, 2018	9,450,000	$94,500,000

20. Restricted Unit Awards (“RUAs”)

The Plan, as approved by the BUC holders, permits the grant of RUAs and other awards to the employees of Burlington, the Partnership, or any affiliate of either, and members of Burlington’s Board of Managers for up to 3.0 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to approximately three years. Unvested RUAs are entitled to receive distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or Burlington; or death or disability of the participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $186,000 and $543,000 for the three months ended June 30, 2019 and 2018, respectively.  The compensation expense for RUAs totaled approximately $370,000 and $750,000 for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the RUA activity as of and for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested as of January 1, 2018	242,069	$5.83
Granted	309,212	6.31
Vested	(279,034)	6.06
Forfeited	(6,957)	6.31
Nonvested as of December 31, 2018	265,290	$6.14
Granted	-	-
Vested	-	-
Nonvested as of June 30, 2019	265,290	$6.14

There was approximately $532,000 of total unrecognized compensation expense related to nonvested RUAs granted under the Plan as of June 30, 2019.  The remaining expense is expected to be recognized over a weighted-average period of 0.8 years. The total intrinsic value of nonvested RUAs was approximately $1.9 million as of June 30, 2019.

21. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, Burlington and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Partnership administrative fees paid to AFCA 2 (1)	$902,000	$927,000	$1,800,000	$1,849,000
Property management fees paid to an affiliate (2)	38,000	48,000	73,000	98,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (3)	16,000	-	32,000	-

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

AFCA 2, Burlington and their affiliates receive fees from the borrowers of the Partnership’s MRBs for services provided to the borrower and based on the occurrence of certain investment and debt financing transactions. These fees were paid by the borrowers and are not reflected in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs and affiliates for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Non-Partnership property administrative fees received by AFCA 2 (1)	9,000	18,000	$18,000	$43,000
Investment/mortgage placement fees received by AFCA 2 (2)	731,000	530,000	822,000	1,598,000

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

The Partnership reported receivables due from unconsolidated entities and affiliates totaling approximately $102,000 and $77,000 as of June 30, 2019 and December 31, 2018, respectively. These amounts are reported within other assets on the Partnership’s condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $316,000 and $330,000 as of June 30, 2019 and December 31, 2018, respectively. These amounts are reported within accounts payable, accrued expenses and other liabilities on the Partnership’s condensed consolidated balance sheets.

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

Investments in MRBs

The fair value of the Partnership’s investments in MRBs as of June 30, 2019 and December 31, 2018 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs are categorized as a Level 3 input. As of June 30, 2019, the range of effective yields on the individual MRBs was 2.9% to 8.9% per annum, with a weighted average effective yield of 4.1% when weighted by the principal outstanding of MRBs as of the reporting date. As of December 31, 2018, the range of effective yields on the individual MRBs was 3.3% to 9.1% per annum, with a weighted average effective yield of 4.6% when weighted by the principal outstanding of MRBs as of the reporting date.

Investments in PHC Certificates

The fair value of the Partnership’s investment in PHC Certificates as of June 30, 2019 and December 31, 2018 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the PHC Certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Certificate as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs.

The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness.  The Partnership also engages a second third-party pricing service to confirm the values developed by the primary third-party pricing service. The valuation methodologies used by the third-party pricing services encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input. As of June 30, 2019, the range of effective yields on the PHC Certificates was 4.7% to 5.5% per annum, with a weighted average effective yield of 5.3% when weighted by the principal outstanding of PHC Certificates as of the reporting date. As of December 31, 2018, the range of effective yields on the PHC Certificates was 5.3% to 6.0% per annum, with a weighted average effective yield of 5.5% when weighted by the principal outstanding of PHC Certificates as of the reporting date.

Taxable MRBs

The fair value of the Partnership’s taxable MRBs as of June 30, 2019 and December 31, 2018 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the taxable MRBs and price quotes are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each taxable MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, subordination to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The taxable MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the taxable MRBs are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and management. Due to the judgments involved, the fair value measurement of the Partnership’s investments in taxable MRBs is categorized as a Level 3 input. As of June 30, 2019, the range of effective yields on the individual taxable MRBs was 7.7% to 8.7% per annum, with a weighted average effective yield of 8.5% when weighted by the principal outstanding of taxable MRBs as of the reporting date. As of December 31, 2018, the range of effective yields on the individual taxable MRBs was 8.3% to 9.3% per annum, with a weighted average effective yield of 9.1% when weighted by the principal outstanding of taxable MRBs as of the reporting date.

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

Assets measured at fair value on a recurring basis as of June 30, 2019 are summarized as follows:

	Fair Value Measurements as of June 30, 2019
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$700,955,326	$-	$-	$700,955,326
Mortgage revenue bonds	58,571,381	-	-	58,571,381
PHC Certificates	46,516,154	-	-	46,516,154
Taxable mortgage revenue bonds (reported within other assets)	1,441,316	-	-	1,441,316
Derivative instruments (reported within other assets)	118,279	-	-	118,279
Total Assets at Fair Value, net	$807,602,456	$-	$-	$807,602,456

The following tables summarize the activity related to Level 3 assets for the three and six months ended June 30, 2019:

	For the Three Months Ended June 30, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance April 1, 2019	$739,047,841	$46,406,868	$1,426,733	$273,506	$787,154,948
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	35,637	(20,436)	-	(83,217)	(68,016)
Included in other comprehensive (loss) income	14,753,777	129,722	36,582	-	14,920,081
Purchases	13,200,000	-	-	-	13,200,000
Settlements	(7,510,548)	-	(21,999)	(72,010)	(7,604,557)
Ending Balance June 30, 2019	$759,526,707	$46,516,154	$1,441,316	$118,279	$807,602,456
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2019	$-	$-	$-	$(83,217)	$(83,217)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months Ended June 30, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2019	$732,153,435	$48,672,086	$1,409,895	$626,633	$782,862,049
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	71,367	(3,710)	-	(389,808)	(322,151)
Included in other comprehensive income	22,393,690	614,944	55,374	-	23,064,008
Purchases	19,250,000	-	-	-	19,250,000
Settlements	(14,341,785)	(2,767,166)	(23,953)	(118,546)	(17,251,450)
Ending Balance June 30, 2019	$759,526,707	$46,516,154	$1,441,316	$118,279	$807,602,456
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2019	$-	$-	$-	$(389,808)	$(389,808)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Assets measured at fair value on a recurring basis as of December 31, 2018 are summarized as follows:

	Fair Value Measurements as of December 31, 2018
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$645,258,873	$-	$-	$645,258,873
Mortgage revenue bonds	86,894,562	-	-	86,894,562
PHC Certificates	48,672,086	-	-	48,672,086
Taxable mortgage revenue bonds (reported within other assets)	1,409,895	-	-	1,409,895
Derivative instruments (reported within other assets)	626,633	-	-	626,633
Total Assets at Fair Value, net	$782,862,049	$-	$-	$782,862,049

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

As of June 30, 2019 and December 31, 2018, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are indicative of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liabilities values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS and variable-rate TOB Trust financings are credit enhanced by Freddie Mac and Deutsche Bank, respectively. The table below summarizes the fair value of the financial liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$542,548,651	$563,262,963	$541,322,765	$550,766,809
Mortgages payable and other secured financing	27,127,554	27,178,905	27,454,375	27,552,748

23. Segments

The Partnership has four reportable segments - Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Other Investments.  In addition to the four reportable segments, the Partnership also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

The Amended and Restated LP Agreement authorizes the Partnership to make investments in tax-exempt securities other than MRBs provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Amended and Restated LP Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt securities, other than MRBs and other investments, cannot exceed 25% of the Partnership’s total assets at the time of acquisition as required under the Amended and Restated LP Agreement.  In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.  The Partnership’s tax-exempt securities, other than MRBs and other investments, include PHC Certificates and Other Investments, which are reported as separate segments.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss allowance, are reported as such on the Partnership’s condensed consolidated balance sheets.  As of June 30, 2019, the Partnership held 76 MRBs. The Residential Properties financed by MRBs contain a total of 10,871 rental units. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the condensed consolidated statements of operations are reported within this segment.

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of June 30, 2019, the segment includes two MF Properties comprised of a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trusts Segment

The Public Housing Capital Fund Trusts segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (Note 7) and the related debt financings.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and makes property loans to certain multifamily housing properties (Note 10).

The following tables detail certain key financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues
Mortgage Revenue Bond Investments	$10,247,302	$11,098,140	$20,690,715	$23,168,696
MF Properties	2,034,796	2,477,442	4,028,425	4,813,954
Public Housing Capital Fund Trusts	585,609	622,961	1,223,755	1,243,067
Other Investments	1,478,627	1,586,622	6,068,037	3,017,482
Total revenues	$14,346,334	$15,785,165	$32,010,932	$32,243,199

Interest expense
Mortgage Revenue Bond Investments	$5,456,801	$5,669,133	$11,105,369	$10,624,828
MF Properties	365,632	434,825	730,021	852,223
Public Housing Capital Fund Trusts	384,502	245,596	766,465	219,580
Other Investments	-	-	-	-
Total interest expense	$6,206,935	$6,349,554	$12,601,855	$11,696,631

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-	$-
MF Properties	818,154	919,456	1,637,312	1,823,409
Public Housing Capital Fund Trusts	-	-	-	-
Other Investments	-	-	-	-
Total depreciation expense	$818,154	$919,456	$1,637,312	$1,823,409

Net income (loss)
Mortgage Revenue Bond Investments	$2,285,485	$2,308,290	$4,328,839	$6,607,885
MF Properties	(74,997)	(95,425)	(512,131)	(458,155)
Public Housing Capital Fund Trusts	201,107	(453,697)	457,290	192,425
Other Investments	1,474,595	1,578,953	6,064,005	3,000,270
Net income	$3,886,190	$3,338,121	$10,338,003	$9,342,425

The following table details total assets for the Partnership’s reportable segments as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Total assets
Mortgage Revenue Bond Investments	$885,527,565	$864,311,647
MF Properties	71,414,856	71,120,280
Public Housing Capital Fund Trusts	46,774,490	48,942,334
Other Investments	96,883,703	85,048,514
Consolidation/eliminations	(99,920,809)	(86,709,529)
Total assets	$1,000,679,805	$982,713,246

24. Subsequent Events

In July 2019, the Partnership entered into two variable rate TOB Trust financings with Mizuho Capital Markets, LLC secured by MRBs. The following table summarizes the gross principal and the initial terms of the TOB Trusts at closing:

TOB Trusts Securitization	Outstanding TOB Trust Financing	Stated Maturity	Reset Frequency	SIFMA Based Rates	Facility Fees	Initial Interest Rate
South Pointe Apartments - Series A	$18,035,000	June 2020	Weekly	1.28%	1.16%	2.44%
Rosewood Townhomes - Series A	7,715,000	June 2020	Weekly	1.28%	1.16%	2.44%
Total Term A/B Trust Financing	$25,750,000

A portion of the TOB Trust financing proceeds was used to repay the balance of the operating LOC in full.

In July 2019, the Partnership refinanced the M24 TEBS Financing with Freddie Mac. The M24 TEBS Financing converted to a fixed interest rate of 3.05%, which is inclusive of certain credit enhancement and servicing fees, and the stated maturity was extended to May 2027.

In July 2019, the Partnership refinanced the M33 TEBS Financing with Freddie Mac. The M33 TEBS Financing converted to a fixed interest rate of 3.24%, which is inclusive of certain credit enhancement and servicing fees, and the stated maturity was extended to September 2030.

In July 2019, the Partnership extended the maturity of the unsecured operating and non-operating lines of credit to June 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P., its consolidated subsidiaries, and consolidated VIEs for all periods presented. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure.

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

As of June 30, 2019, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Public Housing Capital Fund Trusts, (3) MF Properties, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the first and second quarters of 2019 and 2018:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2019
Mortgage revenue bond acquisitions	2	$13,200	N/A	N/A	6
Mortgage revenue bond redemption	1	6,228	N/A	N/A	6
Mortgage revenue bond restructured	3	13,960	N/A	N/A	6
Investments in unconsolidated entities	3	10,692	N/A	N/A	9

For the Three Months Ended March 31, 2019
Mortgage revenue bond acquisitions	2	$6,050	N/A	N/A	6
Mortgage revenue bond redemptions	1	5,574	N/A	N/A	6
Investments in unconsolidated entities	3	6,594	N/A	N/A	9
Property loan redemptions	1	8,368	N/A	$753	10

For the Three Months Ended June 30, 2018
Mortgage revenue bond acquisition	1	$19,540	N/A	N/A	6
Mortgage revenue bond redemptions	4	11,000	$7,710	N/A	6, 15
Investments in unconsolidated entities	4	6,764	N/A	N/A	9
Property loan redemptions	3	500	N/A	N/A	10

For the Three Months Ended March 31, 2018
Mortgage revenue bond redemptions	3	$10,447	$7,345	N/A	6, 15
Investments in unconsolidated entities	3	12,323	N/A	N/A	9

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the first and second quarters of 2019 and 2018, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2019
Net repayment on unsecured LOCs	2	$12,459	No	N/A	14
Proceeds from new Term TOB Financings with Morgan Stanley	1	13,167	Yes	N/A	15

For the Three Months Ended March 31, 2019
Proceeds from new Term A/B Financings with Deutsche Bank	2	$5,264	Yes	N/A	15

For the Three Months Ended June 30, 2018
Net repayment on unsecured LOCs	1	$460	No	N/A	14

For the Three Months Ended March 31, 2018
Proceeds on issuance of BUCs, net of issuance costs	1	$192	N/A	N/A	N/A

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

Mortgage Revenue Bond Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$10,247	$11,098	$(851)	-7.7%	$20,691	$23,169	$(2,478)	-10.7%
Interest expense	5,457	5,669	(212)	-3.7%	11,105	10,625	480	4.5%
Segment net income	2,285	2,308	(23)	-1.0%	4,329	6,608	(2,279)	-34.5%

The following tables summarize the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three and six months ended June 30, 2019 and 2018. The net of interest income from interest-earning assets and interest expense for interest-bearing liabilities is the segment’s net interest income. The average balances are based primarily on monthly averages during the respective periods. All amounts are in thousands.

	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$670,858	$10,040	6.0%	$706,132	$10,430		5.9%
Property loans	7,593	144	7.6%	13,556	146		4.3%
Other investments	1,775	47	10.6%	2,758	450	(1)	65.3%
Total interest-earning assets	$680,226	$10,231	6.0%	$722,446	$11,026		6.1%
MRB redemption income		-			-
Non-investment income		16			72
Total revenues		$10,247			$11,098

Interest-bearing liabilities:
Unsecured & secured lines of credit	$28,444	$407	5.7%	$44,770	$562		5.0%
Fixed TEBS financing	220,458	2,322	4.2%	N/A	N/A		N/A
Variable TEBS financing	153,279	1,468	3.8%	194,986	1,767		3.6%
Fixed Term A/B & TOB financing	106,990	1,177	4.4%	315,827	3,200		4.1%
Derivative fair value adjustments	N/A	83	N/A	N/A	140		N/A
Total interest-bearing liabilities	$509,171	$5,457	4.3%	$555,583	$5,669		4.1%
Net interest income		$4,774	2.8%		$5,357		3.0%

(1)	Interest income includes approximately $354,000 of additional interest income that is non-recurring.

	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$671,147	$20,254	6.0%	$709,539	$22,152	(1)	6.2%
Property loans	7,593	285	7.5%	13,632	287		4.2%
Other investments	1,779	94	10.6%	2,763	508	(2)	36.8%
Total interest-earning assets	$680,519	$20,633	6.1%	$725,934	$22,947		6.3%
MRB redemption income		29			-
Non-investment income		29			222
Total revenues		$20,691			$23,169

Interest-bearing liabilities:
Unsecured & secured lines of credit	$31,536	$894	5.7%	$47,011	$1,175		5.0%
Fixed TEBS financing	220,683	4,649	4.2%	N/A	N/A		N/A
Variable TEBS financing	153,594	2,906	3.8%	195,301	3,358		3.4%
Fixed Term A/B & TOB financing	103,016	2,266	4.4%	321,245	6,549		4.1%
Derivative fair value adjustments	N/A	390	N/A	N/A	(457)		N/A
Total interest-bearing liabilities	$508,829	$11,105	4.4%	$563,557	$10,625		3.8%
Net interest income		$9,528	2.8%		$12,322		3.4%

(1)	Interest income includes approximately $333,000 of additional interest income that is non-recurring.
(2)	Interest income includes approximately $354,000 of additional interest income that is non-recurring.

The following tables summarize the changes in interest income and interest expense between the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019 and 2018, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the assets and liabilities. All amounts are in thousands.

	For the Three Months Ended June 30, 2019 vs. 2018				For the Six Months Ended June 30, 2019 vs. 2018
	Total Change	Volume $ Change		Rate $ Change	Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(390)	$(521)	(1)	$131	$(1,898)	$(1,199)	(1)	$(699)
Property loans	(2)	(64)		62	(2)	(127)		125
Other investments	(403)	(160)		(243)	(414)	(181)		(233)
Total interest-earning assets	$(795)	$(745)		$(50)	$(2,314)	$(1,507)		$(807)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(155)	$(205)		$50	$(281)	$(387)		$106
Fixed TEBS financing	2,322	2,322	(2)	-	4,649	4,649	(2)	-
Variable TEBS financing	(299)	(378)		79	(452)	(717)		265
Fixed Term A/B & TOB financing	(2,023)	(2,116)	(2)	93	(4,283)	(4,449)	(2)	166
Derivative fair value adjustments	(57)	N/A		(57)	847	N/A		847
Total interest-bearing liabilities	$(212)	$(377)		$165	$480	$(904)		$1,384
Net interest income	$(583)	$(368)		$(215)	$(2,794)	$(603)		$(2,191)
(1)	The decrease in volume is due primarily to the redemption of the Vantage at Judson Series B MRB in December 2018 and the scheduled redemption of various subordinate bonds during 2018.
(2)

The fixed-rate M45 TEBS Financing closed in August 2018 through the securitization of 25 MRBs. Of the 25 MRBs included in the financing, 24 MRBs were in Term A/B Trusts that were collapsed prior to the closing of the M45 TEBS Financing.

Comparison of the three months ended June 30, 2019 and 2018

The decrease in total revenues and total interest expense for the three months ended June 30, 2019 as compared to the same period in 2018 was due to the rate and volume changes noted in the tables above.

Segment net income for the three months ended June 30, 2019 was consistent with the same period in 2018. The change consisted of the decreases in total revenues and interest expense detailed in the tables above, offset by a decrease of approximately $158,000 in professional fees and a decrease of approximately $304,000 in salaries, benefits and RUA expense.

Comparison of the six months ended June 30, 2019 and 2018

The decrease in total revenues and increase in total interest expense for the six months ended June 30, 2019 as compared to the same period in 2018 was due to the rate and volume changes noted in the tables above. The net increase in interest expense is predominantly due to the change in the Partnership’s derivative fair value adjustments. Such adjustments are based on anticipated movements of market interest rates in future periods and do not materially impact the Partnership’s cash flows in the current period.

The decrease in segment net income for the six months ended June 30, 2019 as compared to the same period in 2018 was due to the decrease in total revenues and increase in interest expense detailed in the tables above, offset by a decrease of approximately $386,000 in professional fees and a decrease of approximately $136,000 in salaries, benefits and RUA expense.

Public Housing Capital Fund Trusts Segment

The PHC Certificates within this segment consist of custodial receipts evidencing loans made to public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program.

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$586	$623	$(37)	-5.9%	$1,224	$1,243	$(19)	-1.5%
Interest expense	385	246	139	56.5%	766	220	546	248.2%
Segment net income (loss)	201	(454)	655	144.3%	457	192	265	138.0%

Comparison of the three months ended June 30, 2019 and 2018

Total revenues were consistent for the three months ended June 30, 2019 as compared to the same periods in 2018.

The increase in interest expense for the three months ended June 30, 2019 as compared to the same period in 2018 was due primarily to fair value adjustments to interest rate swaps. The net increase in interest expense related to these adjustments was approximately $147,000.

The increase in segment net income for the three months ended June 30, 2019 as compared to the same period in 2018 was due to the revenue and interest expense changes noted above and an impairment charge of approximately $831,000 recognized in the second quarter of 2018 that did not recur in 2019.

Comparison of the six months ended June 30, 2019 and 2018

Total revenues were consistent for the six months ended June 30, 2019 as compared to the same periods in 2018.

The increase in interest expense for the six months ended June 30, 2019 as compared to the same period in 2018 was due primarily to fair value adjustments to interest rate swaps. The net increase in interest expense related to these adjustments was approximately $540,000.

The increase in segment net income for the six months ended June 30, 2019 as compared to the same period in 2018 was due to the revenue and interest expense changes noted above and an impairment charge of approximately $831,000 recognized in the second quarter of 2018 that did not recur in 2019.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties. As of June 30, 2019 and 2018, the Partnership and its consolidated subsidiaries owned two and three MF Properties, respectively, which contain a total of 859 and 1,012 rental units, respectively.

The following table compares operating results for the MF Properties segment for the periods indicated (amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
MF Properties
Total revenues	$2,035	$2,477	$(442)	-17.8%	$4,028	$4,814	$(786)	-16.3%
Interest expense	366	435	(69)	-15.9%	730	852	(122)	-14.3%
Segment net loss	(75)	(95)	20	21.1%	(512)	(458)	(54)	-11.8%

Comparison of the three months ended June 30, 2019 and 2018

The decrease in total revenues for the three months ended June 30, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $411,000 from the sale of the Jade Park MF Property in September 2018.

The decrease in interest expense for the three months ended June 30, 2019 as compared to the same period in 2018 was due primarily to a decrease in the average principal outstanding of approximately $8.1 million, which reduced interest expense by approximately $93,000. This resulted primarily from the repayment of the Jade Park mortgage payable upon the sale of the property in September 2018.

The decrease in segment net loss for the three months ended June 30, 2019 as compared to the same period in 2018 was due primarily to the changes in revenues and interest expense described above. In addition, there were decreases in real estate operating expenses of approximately $198,000 and depreciation expense of approximately $115,000 due to the Jade Park MF Property sale in September 2018.

Comparison of the six months ended June 30, 2019 and 2018

The decrease in total revenues for the six months ended June 30, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $804,000 from the sale of the Jade Park MF Property in September 2018.

The decrease in interest expense for the six months ended June 30, 2019 as compared to the same period in 2018 was due primarily to a decrease in the average principal outstanding of approximately $8.1 million, which reduced interest expense by approximately $183,000. This resulted primarily from the repayment of the Jade Park mortgage payable upon the sale of the property in September 2018.

The increase in segment net loss for the six months ended June 30, 2019 as compared to the same period in 2018 was due primarily to the changes in revenues and interest expense described above. In addition, there were decreases in real estate operating expenses of approximately $388,000 and depreciation expense of approximately $229,000 due to the Jade Park MF Property sale in September 2018.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily properties and issues property loans due from other multifamily properties.

The following table compares operating results for the Other Investments segment for the periods indicated (amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other Investments
Total revenues	$1,479	$1,587	$(108)	-6.8%	$6,068	$3,017	$3,051	101.1%
Segment net income	1,475	1,579	(104)	-6.6%	6,064	3,000	3,064	102.1%

Comparison of the three months ended June 30, 2019 and 2018

The decrease in total revenues and segment net income for the three months ended June 30, 2019 as compared to the same period in 2018 was due to offsetting activity. Total revenues increased by approximately $252,000 related to additional investments in unconsolidated entities of $41.5 million during 2018 and $17.3 million during the six months ended June 30, 2019. Total revenues decreased by approximately $390,000 due to the redemption of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively.

Comparison of the six months ended June 30, 2019 and 2018

The increase in total revenues and segment net income for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to approximately $3.0 million of contingent interest income recognized upon redemption of the Vantage at Brooks, LLC property loan in January 2019. No such transaction occurred during the six months ended June 30, 2018.

Discussion of the Residential Properties Securing our Mortgage Revenue Bonds and MF Properties

The following tables outline information regarding the Residential Properties for which we hold MRBs as investments. The tables also contain information about the MF Properties. The narrative discussion that follows provides a brief operating analysis of each category as of June 30, 2019 and 2018, and for the six months ended June 30, 2019 and 2018.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) as of June 30, 2019.  Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current as of June 30, 2019.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the Six Months Ended June 30,
Property Name	State	2019	2019	2018	2019	2018
Non-Consolidated Properties-Stabilized (3)
Courtyard Apartments	CA	108	100%	98%	98%	99%
Glenview Apartments	CA	88	98%	99%	96%	97%
Harden Ranch	CA	100	99%	99%	96%	96%
Harmony Court Bakersfield	CA	96	98%	96%	94%	95%
Harmony Terrace	CA	136	98%	99%	128%	126%
Las Palmas	CA	81	100%	99%	99%	99%
Montclair Apartments	CA	80	99%	100%	102%	98%
Montecito at Williams Ranch	CA	132	96%	97%	109%	92%
San Vicente	CA	50	98%	100%	100%	95%
Santa Fe Apartments	CA	89	98%	98%	98%	96%
Seasons at Simi Valley	CA	69	100%	99%	120%	120%
Seasons Lakewood	CA	85	99%	98%	100%	103%
Seasons San Juan Capistrano	CA	112	99%	99%	102%	99%
Summerhill	CA	128	98%	99%	96%	96%
Sycamore Walk	CA	112	98%	98%	92%	98%
The Village at Madera	CA	75	100%	97%	97%	97%
Tyler Park Townhomes	CA	88	98%	100%	98%	96%
Vineyard Gardens	CA	62	100%	100%	101%	102%
Westside Village Market	CA	81	98%	100%	100%	99%
Lake Forest Apartments (5)	FL	n/a	n/a	94%	n/a	93%
Brookstone Apartments	IL	168	97%	97%	100%	95%
Copper Gate	IN	128	98%	98%	99%	96%
Renaissance Gateway	LA	208	98%	95%	91%	102%
Live 929 Apartments (8)	MD	572	86%	81%	86%	86%
Woodlynn Village	MN	59	95%	100%	97%	97%
Gateway Village (7)	NC	64	92%	n/a	93%	n/a
Greens of Pine Glen Apartments	NC	168	96%	98%	91%	93%
Lynnhaven Apartments (7)	NC	75	92%	n/a	96%	n/a
Silver Moon	NM	151	91%	97%	89%	87%
Village at Avalon (6)	NM	240	98%	n/a	94%	n/a
Ohio Properties (4)	OH	362	99%	98%	95%	95%
Bridle Ridge Apartments	SC	152	99%	99%	92%	96%
Columbia Gardens	SC	188	97%	96%	93%	96%
Companion at Thornhill Apartments	SC	179	100%	100%	92%	88%
Cross Creek Apartments	SC	144	99%	99%	90%	93%
Palms at Premier Park	SC	240	96%	96%	90%	90%
Village at River's Edge	SC	124	98%	98%	98%	99%
Willow Run	SC	200	92%	93%	90%	90%
Arbors at Hickory Ridge	TN	348	90%	92%	80%	84%
Avistar at Copperfield	TX	192	99%	95%	87%	82%
Avistar at the Crest	TX	200	94%	95%	78%	75%
Avistar at the Oaks	TX	156	94%	93%	87%	84%
Avistar at the Parkway	TX	236	93%	90%	78%	78%
Avistar at Wilcrest	TX	88	97%	93%	83%	78%
Avistar at Wood Hollow	TX	409	96%	95%	91%	75%
Avistar in 09	TX	133	98%	92%	88%	88%
Avistar on the Boulevard	TX	344	94%	94%	84%	80%
Avistar on the Hills	TX	129	97%	95%	86%	89%
Bella Vista Apartments (5)	TX	n/a	n/a	92%	n/a	86%
Bruton Apartments	TX	264	95%	95%	88%	87%
Concord at Gulfgate	TX	288	96%	95%	82%	87%
Concord at Little York	TX	276	96%	96%	86%	89%
Concord at Williamcrest	TX	288	98%	97%	92%	92%
Crossing at 1415	TX	112	98%	92%	85%	84%
Decatur Angle	TX	302	93%	88%	83%	82%
Esperanza at Palo Alto	TX	322	95%	95%	82%	86%
Heights at 515	TX	96	95%	95%	89%	90%
Heritage Square Apartments	TX	204	96%	89%	69%	77%
Oaks at Georgetown	TX	192	96%	96%	93%	92%
Runnymede Apartments	TX	252	97%	99%	93%	95%
South Park Ranch Apartments	TX	192	96%	99%	93%	93%
Vantage at Judson (5)	TX	n/a	n/a	94%	n/a	84%
15 West Apartments	WA	120	98%	98%	96%	96%
		10,337	96%	95%	91%	90%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(4)	The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.
(5)	The MRB associated with the property was redeemed during 2018, so the number of units and occupancy are not applicable as of and for the six months ended June 30, 2019.
(6)

The property relates to a forward bond purchase commitment that was executed after June 30, 2018. The property was considered stabilized when the MRB was acquired. Information was not available for the 2018 periods presented.

(7)	Previous period occupancy information is not available as these are new investments acquired after June 30, 2018.
(8)	The physical and economic occupancy amounts are based on the latest available financial information, which is as of March 31, 2019.

Physical and economic occupancy as of and for the six months ended June 30, 2019 were relatively consistent with the same period in 2018.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have not met the stabilization criteria (see footnote 3 below the table) as of June 30, 2019. Debt service on the Partnership’s MRBs for the non-consolidated non-stabilized properties was current as of June 30, 2019.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the Six Months Ended June 30,
Property Name	State	2019	2019	2018	2019	2018
Non-Consolidated Properties-Non Stabilized (3)
Montevista (5)	CA	82	100%	n/a	n/a	n/a
Solano Vista (4)	CA	96	99%	n/a	107%	n/a
Rosewood Townhomes	SC	100	95%	71%	81%	79%
South Pointe Apartments	SC	256	88%	75%	75%	82%
		534	93%	74%	82%	81%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

These properties were undergoing rehabilitation.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. A property is considered stabilized once it reaches 90% physical occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for a period after completion of the rehabilitation.

(4)	Previous period occupancy information is not available as these are new investments acquired after June 30, 2018.
(5)	Economic occupancy information is not available for the six months ended June 30, 2019 as the property began operations just prior to June 30, 2019.

Physical occupancy for the non-stabilized Residential Properties increased for the six months ended June 30, 2019 as compared to the same period in 2018 due to new investments in Montevista and Solano Vista with high occupancies and increased occupancy at Rosewood Townhomes and South Pointe Apartments, which are nearing the completion of rehabilitation projects begun in 2018.

Economic occupancy for the non-stabilized Residential Properties increased slightly for the six months ended June 30, 2019 as compared to the same period in 2018 due to increasing physical occupancy. We expect economic occupancy for these non-stabilized properties to increase in future periods as the properties complete rehabilitation and lease-up.

MF Properties

As of June 30, 2019, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the six months ended June 30, 2019, both MF Properties met the stabilization criteria (see footnote 3 below the table). The MF properties are encumbered by mortgage loans with an aggregate principal balance of $27.2 million as of June 30, 2019.  Debt service on our mortgage payables was current as of June 30, 2019.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the Six Months Ended June 30,
Property Name	State	2019	2019	2018	2019	2018
MF Properties-Stabilized (3)
Suites on Paseo	CA	384	90%	87%	88%	90%
Jade Park (4)	FL	n/a	n/a	94%	n/a	92%
The 50/50	NE	475	97%	94%	88%	81%
		859	94%	92%	88%	87%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	The property was sold in September 2018, so unit and occupancy amounts are not applicable as of and for the six months ended June 30, 2019.

The physical and economic occupancy increased slightly as of and for the six months ended June 30, 2019 as compared to the same period in 2018. The increases are due primarily to improving operations at The 50/50 MF Property as a result of a strong fall of 2018 lease-up.

Results of Operations

The tables and following discussions of the Partnership’s change in operating results for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The table below compares revenue and other income for the Partnership for the periods indicated (amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues and Other Income:
Property revenues	$2,035	$2,403	$(368)	-15.3%	$4,028	$4,740	$(712)	-15.0%
Investment income	12,074	12,249	(175)	-1.4%	24,483	25,627	(1,144)	-4.5%
Contingent interest income	30	-	30	N/A	3,042	-	3,042	N/A
Other interest income	207	1,059	(852)	-80.5%	429	1,802	(1,373)	-76.2%
Other income	-	74	(74)	-100.0%	29	74	(45)	-60.8%
Total Revenues and Other Income	$14,346	$15,785	$(1,439)	-9.1%	$32,011	$32,243	$(232)	-0.7%

Discussion of the Total Revenues and Other Income for the Three Months Ended June 30, 2019 and 2018

Property revenues.  The decrease in property revenues for the three months ended June 30, 2019 as compared to the same period in 2018 is due primarily to a decrease of approximately $411,000 from the sale of the Jade Park MF Property in September 2018.

Investment income.    The decrease in investment income for the three months ended June 30, 2019 as compared to the same period in 2018 was due to the following factors:

•

A decrease of approximately $521,000 related to decreasing MRB volume, offset by an increase of approximately $131,000 related to the higher average interest rates on MRBs. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•

An increase of approximately $252,000 in investment interest income related to additional investments in unconsolidated entities during 2019 and 2018. We made investments in unconsolidated entities totaling approximately $41.5 million during 2018 and $17.3 million during the six months ended June 30, 2019.

Contingent interest income. The contingent interest income received for the three months ended June 30, 2019 relates to final settlement of the redemption of the Vantage at New Braunfels, LLC property loan in December 2018. There was no contingent interest income for the three months ended June 30, 2018.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The decrease in other interest income for the three months ended June 30, 2019 as compared to the same period in 2018 was primarily due to a decrease of approximately $390,000 related to redemptions of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively. The remaining decrease was due to approximately $354,000 of interest income recognized in the second quarter of 2018 that did not recur in 2019 and lower interest recognized on cash balances during the three months ended June 30, 2019.

Other income. There was no other income reported for the three months ended June 30, 2019. The other income reported for the three months ended June 30, 2018 relates to a forfeited deposit associated with a potential sale of the Jade Park MF Property.

Discussion of the Total Revenues and Other Income for the Six Months Ended June 30, 2019 and 2018

Property revenues.  The decrease in property revenues for the six months ended June 30, 2019 as compared to the same period in 2018 is due primarily to a decrease of approximately $804,000 from the sale of the Jade Park MF Property in September 2018.

Investment income.    The decrease in investment income for the six months ended June 30, 2019 as compared to the same period in 2018 was due to the following factors:

•

Decreases of approximately $1.2 million and $699,000 related to decreasing MRB volume and interest rates, respectively. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•

An increase of approximately $773,000 in investment interest income related to additional investments in unconsolidated entities during 2019 and 2018. We made investments in unconsolidated entities totaling approximately $41.5 million during 2018 and $17.3 million during the six months ended June 30, 2019.

Contingent interest income. The contingent interest income received for the six months ended June 30, 2019 was predominantly realized upon redemption of the Vantage at Brooks, LLC property loan in January 2019. There was no contingent interest income for the six months ended June 30, 2018.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The decrease in other interest income for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to a decrease of approximately $764,000 related to redemptions of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively, and non-recurring interest income of approximately $354,000 recognized in 2018. The remaining decrease was due to less interest recognized on cash balances during the six months ended June 30, 2019.

Other income. Other income recognized for the six months ended June 30, 2019 consisted of residual income received during the quarter related to the previous redemption of the Lake Forest MRB in September 2018. The other income reported for the six months ended June 30, 2018 relates to a forfeited deposit associated with a potential sale of the Jade Park MF Property.

The table below compares expenses for the Partnership for the periods indicated (amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$919	$1,290	$(371)	-28.8%	$2,096	$2,687	$(591)	-22.0%
Impairment of securities	-	831	(831)	-100.0%	-	831	(831)	-100.0%
Depreciation and amortization	820	922	(102)	-11.1%	1,641	1,828	(187)	-10.2%
Interest expense	6,207	6,350	(143)	-2.3%	12,602	11,696	906	7.7%
General and administrative	2,497	3,041	(544)	-17.9%	5,275	5,853	(578)	-9.9%
Total Expenses	$10,443	$12,434	$(1,991)	-16.0%	$21,614	$22,895	$(1,281)	-5.6%

Discussion of the Total Expenses for the Three Months Ended June 30, 2019 and 2018

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the three months ended June 30, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $198,000 related to the sale of the Jade Park MF Property in September 2018 and a decrease of approximately $157,000 related to general operating expenses at the Suite on Paseo MF Property.

Impairment of securities. There was no impairment of securities recognized for the three months ended June 30, 2019. The impairment of securities for the three months ended June 30, 2018 related to decreases in the fair value of the PHC Certificates.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the three months ended June 30, 2019 as compared to the same period in 2018 was due primarily to a decrease in depreciation expense of approximately $115,000 related to the sale of the Jade Park MF Property in September 2018.

Interest expense. The decrease in interest expense for the three months ended June 30, 2019 as compared to the same period in 2018 was due to the following factors:

•	An increase of approximately $410,000 due to an increase in effective interest rates on variable-rate financings;
•	A decrease of approximately $581,000 due to lower average principal outstanding;
•	An increase of approximately $90,000 related to fair value adjustments to interest rate derivatives, net of cash paid; and
•	A decrease of approximately $61,000 in amortization of deferred financing costs.

General and administrative expenses.  The decrease in general and administrative expenses for the three months ended June 30, 2019 as compared to the same period in 2018 was primarily due to a decrease of approximately $158,000 in professional fees and a decrease of approximately $304,000 in salaries, benefits and RUA expense.

Discussion of the Total Expenses for the Six Months Ended June 30, 2019 and 2018

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the six months ended June 30, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $388,000 related to the sale of the Jade Park MF Property in September 2018.

Impairment of securities. There was no impairment of securities recognized for the six months ended June 30, 2019. The impairment of securities for the six months ended June 30, 2018 related to decreases in the fair value of the PHC Certificates.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the six months ended June 30, 2019 as compared to the same period in 2018 was due primarily to a decrease in depreciation expense of approximately $229,000 related to the sale of the Jade Park MF Property in September 2018.

Interest expense. The increase in interest expense for the six months ended June 30, 2019 as compared to the same period in 2018 was due to the following factors:

•	An increase of approximately $927,000 due to an increase in effective interest rates on variable-rate financings;
•	A decrease of approximately $1.2 million due to lower average principal outstanding;
•	An increase of approximately $1.4 million related to fair value adjustments to interest rate derivatives, net of cash paid; and
•	A decrease of approximately $164,000 in amortization of deferred financing costs.

General and administrative expenses.  The decrease in general and administrative expenses for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to a decrease of approximately $386,000 in professional fees and a decrease of approximately $136,000 in salaries, benefits and RUA expense.

Discussion of the Income Tax Expense for the Three and Six Months Ended June 30, 2019 and 2018

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in certain MF Properties. The Greens Hold Co generated minimal taxable income for the three and six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

Our short-term liquidity requirements over the next 12 months will be primarily for distribution payments, operational expenses, equity investment commitments, debt servicing (principal and/or interest payments) and maturities of debt financings and mortgages payable. We expect to meet these liquidity requirements primarily using cash on hand and operating cash flows from our investments and MF Properties. We expect to refinance our debt financings and mortgages payable maturing within the next 12 months with the same or similar lenders prior to maturity.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable, additional investments in MRBs, and additional investments in unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs and PHCs, proceeds from asset sales and redemptions, and the issuance of additional BUCs and Series A Preferred Units.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Operating cash flows from investments in MRBs, PHCs, property loans and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Unsecured lines of credit;
•	Proceeds from increasing leverage of debt financings;
•	Issuances of BUCs and Series A Preferred Units; and
•	Proceeds from the sale of assets.

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

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating expenses and mortgage service payments, are considered unrestricted for use by the Partnership. The MF properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Unsecured Lines of Credit

We maintain two unsecured lines of credit with a financial institution. Our unsecured operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended June 30, 2019.  In addition, we have fulfilled this requirement for the third quarter of 2019. We did not have any availability on the operating line of credit as of June 30, 2019. In July 2019, the Partnership extended the maturity of the unsecured operating line of credit to June 2021.

Our unsecured non-operating line of credit allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on the unsecured non-operating line of credit are due on the 270th day following the advance date, but may be extended for up to an additional 270 days by making certain payments. The unsecured non-operating line of credit contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of June 30, 2019. We anticipate paying off the balances on our unsecured non-operating line of credit by entering into fixed-rate or variable-rate debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We had approximately $36.8 million available on the unsecured non-operating line of credit as of June 30, 2019. In July 2019, the Partnership extended the maturity of the unsecured non-operating line of credit to June 2021.

Proceeds from Increasing Leverage of Debt Financings

In certain circumstances, the Partnership may have debt financings that have a relatively low leverage when comparing the outstanding debt principal to the value of the related securitized assets. This can occur due to either principal paydowns on the debt financings or increasing value of the securitized assets. In such cases, the Partnership may elect to refinance the existing debt financings to increase leverage and obtain additional cash proceeds from increases in the outstanding principal balances.

Issuances of BUCs and Series A Preferred Units

As of June 30, 2019, we had an effective Registration Statement on file with the SEC to sell up to $225.0 million of BUCs. From time to time, we may issue BUCs under this Registration Statement to raise funds to invest in additional MRBs and unconsolidated entities, fund the repayment of debt financing maturities or for other general purposes. The Partnership had approximately $222.0 million of BUCs available to be issued under the Registration Statement as of June 30, 2019.  This Registration Statement expires in November 2019, and the Partnership expects to file a new shelf registration statement with the SEC prior to the expiration of the current Registration Statement, which will allow the Partnership to issue BUCs thereunder for an additional three-year period.

The Partnership is authorized to issue Series A Preferred Units under the Amended and Restated LP Agreement. As of June 30, 2019, we had issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated as of October 25, 2017.  The Partnership did not issue any Series A Preferred Units during the three and six months ended June 30, 2019 or the year ended December 31, 2018. The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs.

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

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General, administrative and operating expenses;
•	Distributions paid to holders of Series A Preferred Units and BUCs;
•	Investments in additional MRBs, tax-exempt investments, other investments and unconsolidated entities;
•	Debt service on debt financings and mortgages payable; and
•	Other contractual obligations of the Partnership.

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

We have paid total annual distributions of $0.50 per BUC, payable quarterly at $0.125 per BUC, during the year ended December 31, 2018 and for the three and six months ended June 30, 2019. Distributions to the BUC holders may increase or decrease at the determination of the General Partner based on its determination of cash available for distribution and other factors deemed relevant by the General Partner.

Investments in Additional MRBs, Tax Exempt Investments, Other Investments and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in multifamily properties through either the acquisition of MRBs, tax exempt investments, other investments or equity investments in both existing and new markets. We evaluate investment opportunities based on (but not limited to) our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term liquidity sources, and the availability of investment capital.

Debt Service on Debt Financings and Mortgages Payable

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

Prior to 2019, all of our debt financing arrangements, excluding TEBS Financings, were with Deutsche Bank. During 2019, we have strategically diversified our lending relationships to reduce our exposure to Deutsche Bank. We closed on a new Term TOB trust financing structure with Morgan Stanley Bank, N.A. in May 2019 and a new TOB trust financing structure with Mizuho Capital Markets, LLC in July 2019. The addition of these two investment banking relationships will further diversify our access to debt financing arrangements.

As disclosed in Note 24 of the condensed consolidated financial statements, we converted the interest rates for the M24 and M33 TEBS Financings from variable to fixed in July 2019. These refinancings represent a continuation of our strategic effort to increase fixed-rate debt financings, thus reducing our exposure to potential increases in market interest rates.

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

We anticipate refinancing all debt financings and mortgage payable arrangements maturing in the next twelve months with similar arrangements of terms greater than one year. We typically refinance these arrangements with existing lenders, assuming the terms are acceptable to the Partnership. We may also explore other financing options with Freddie Mac, Fannie Mae, other investment banks or other lending institutions.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall leverage constraint, established by the Board of Managers (the “Board”) of Burlington, which is the general partner of the Partnership’s general partner. The leverage utilized is dependent upon several factors, including, but not limited to, the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using the carrying value of the MRBs, PHC Certificates, property loans, taxable MRBs, initial finance costs, and the MF Properties at cost. As of June 30, 2019, our overall leverage ratio was approximately 61%.

Cash Flows

For the six months ended June 30, 2019, we used cash of $18.1 million, which was the net result of $7.1 million provided by operating activities, $8.1 million used in investing activities, and $17.2 million used in financing activities.

Cash provided by operating activities totaled $7.1 million for the six months ended June 30, 2019, as compared to $7.9 million generated for the six months ended June 30, 2018. The decrease between periods was primarily due to $3.0 million of contingent interest in 2019 this is reported within investing activities and was a reduction to net income in calculating cash flows from operating activities. This was partially offset by cash flows from changes in operating assets and liabilities of $2.1 million when comparing 2019 and 2018.

Cash used in investing activities totaled $8.1 million for the six months ended June 30, 2019, as compared to cash used of $15.0 million for the six months ended June 30, 2018. The change between periods was predominantly due to an increase in principal payments received on property loans and contingent interest of $10.8 million. The principal payments and contingent interest related entirely to the redemption of the Vantage at Brooks, LLC property loan. This was partially offset by net lower principal payments received on MRBs and PHC Certificates totaling approximately $6.4 million

Cash used in financing activities totaled $17.2 million for the six months ended June 30, 2019, as compared to cash used of $36.7 million for the six months ended June 30, 2018. The change between periods was predominantly due to an increase in net proceeds from debt financing of $30.1 million, offset by a decrease in net proceeds from unsecured lines of credit of $12.0 million.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$3,886,190	$3,338,121	$10,338,003	$9,342,425
Change in fair value of derivatives and interest rate derivative amortization	83,217	(6,386)	389,808	(996,381)
Depreciation and amortization expense	819,804	921,816	1,640,612	1,828,131
Impairment of securities	-	831,062	-	831,062
Amortization of deferred financing costs	369,701	430,687	731,006	895,459
RUA compensation expense	186,230	543,521	370,414	750,157
Deferred income taxes	(15,472)	-	(56,164)	34,000
Redeemable Series A Preferred Unit distribution and accretion	(717,763)	(717,762)	(1,435,526)	(1,435,525)
Tier 2 Income distributable to the General Partner (1)	-	-	(753,025)	-
Bond purchase premium (discount) amortization (accretion), net of cash received	(1,486)	(3,808)	(40,438)	(7,906)
Total CAD	$4,610,421	$5,337,251	$11,184,690	$11,241,422

Weighted average number of BUCs outstanding, basic	60,426,177	59,937,300	60,426,177	60,030,817
Net income per BUC, basic	$0.05	$0.04	$0.13	$0.13
Total CAD per BUC, basic	$0.08	$0.09	$0.19	$0.19
Distributions declared, per BUC	$0.125	$0.125	$0.250	$0.250

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

The Partnership did not report any Tier 2 income for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, the Partnership’s Tier 2 income consisted of $3.0 million of contingent interest realized on redemption of the Vantage at Brooks, LLC property loan in January 2019. The Partnership did not report any Tier 2 income for the six months ended June 30, 2018.

There was no non-recurring CAD per BUC earned by the Partnership during the three and six months ended June 30, 2019 and 2018.

Off Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018 we held MRBs that are collateralized by Residential Properties and one commercial property.  The Residential Properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than those disclosed in Note 21 to the Partnership’s condensed consolidated financial statements.

Contractual Obligations

As discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2018, the debt obligation amounts maturing in 2019 consist of the principal paid on lines of credit, the TEBS Financings with Freddie Mac, various TOB, Term TOB and Term A/B debt financings with Deutsche Bank, and payments on the MF Property mortgages payable and other secured financing.  Our strategic objective is to leverage our MRB portfolio utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the TOB, Term TOB or Term A/B Trust programs with Deutsche Bank.  This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the six months ended June 30, 2019 as disclosed herein.

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates as of June 30, 2019:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$759,527	2.9%	-8.9%	3.2%	-9.8%	$23,082
PHC Certificates	46,516	4.7%	-5.5%	5.2%	-6.1%	1,239

Geographic Risk

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California, and South Carolina.  The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding for the dates indicated:

	June 30, 2019	December 31, 2018
Texas	43%	43%
California	18%	18%
South Carolina	17%	17%

After a review of the economic performance of properties located in Texas, California and South Carolina, as compared to general conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

As of June 30, 2019, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 4.9% and 5.7%;
•	The M24, M31, and M33 TEBS facilities have variable interest rates that range between 3.1% and 3.9%;
•	The M45 TEBS facility has a fixed interest rate of 3.82% through July 31, 2023 and 4.39% thereafter;
•	The Term TOB Trusts securitized by MRBs have fixed interest rates that range between 3.5% and 4.4%;
•	The Term A/B Trusts securitized by MRBs have fixed interest rates of 4.5%;
•	The TOB Trusts securitized by PHC Certificates have variable interest rates of 4.1%; and
•	The mortgages payable have fixed and variable interest rates that range between 4.7% and 5.0%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of June 30, 2019:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of June 30, 2019
July 2014	$30,051,490	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,051,490	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,051,490	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,199,165	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	3
July 2015	27,199,165	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	3
July 2015	27,199,165	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	3
June 2017	90,154,469	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	16,258
June 2017	81,597,496	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	102,011
Sept 2017	58,610,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	1
							$118,279

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming a change in interest rates as of June 30, 2019:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$47,695	$(98,064)	$(191,327)	$(286,147)	$(381,120)
TEBS Debt Financings	192,057	(394,811)	(609,826)	(792,329)	(975,195)
Other Investment Financings	45,362	(90,680)	(181,301)	(271,864)	(362,368)
Total	$285,114	$(583,555)	$(982,454)	$(1,350,340)	$(1,718,683)

The above interest rate sensitivity table (“Table”) represents the change in interest income from investments, net of interest on debt and settlement payments on interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve, a shift in the SIMFA yield curve based on its average historical relationship to the LIBOR yield curve, and the resulting implied forward rates are realized as a component of this shift in the curve.  Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions.

No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis.  Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates.

As the above information incorporates only those material positions or exposures that existed as of June 30, 2019, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2018, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three and six months ended June 30, 2019.

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the periods ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: August 2, 2019	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: August 2, 2019	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer