Form 10-Q
period 2019-09-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2019-11-01
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of September 30, 2019, the registrant had 60,835,204 Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$40,782,506	$32,001,925
Restricted cash	570,990	1,266,686
Interest receivable, net	7,927,509	7,011,839
Mortgage revenue bonds held in trust, at fair value (Note 6)	747,157,387	645,258,873
Mortgage revenue bonds, at fair value (Note 6)	30,125,333	86,894,562
Public housing capital fund trust certificates, at fair value (Note 7)	44,684,506	48,672,086
Real estate assets: (Note 8)
Land and improvements	4,900,465	4,971,665
Buildings and improvements	72,003,079	71,897,070
Real estate assets before accumulated depreciation	76,903,544	76,868,735
Accumulated depreciation	(14,650,397)	(12,272,387)
Net real estate assets	62,253,147	64,596,348
Investments in unconsolidated entities (Note 9)	87,059,995	76,534,306
Property loans, net of loan loss allowance (Note 10)	7,999,094	15,961,012
Other assets (Note 12)	4,940,703	4,515,609
Total Assets	$1,033,501,170	$982,713,246

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$9,592,950	$7,543,822
Distribution payable	8,869,350	7,576,167
Unsecured lines of credit (Note 14)	13,200,000	35,659,200
Debt financing, net (Note 15)	538,812,130	505,663,565
Mortgages payable and other secured financing, net (Note 16)	27,049,871	27,454,375
Total Liabilities	597,524,301	583,897,129

Commitments and Contingencies (Note 18)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,377,414	94,350,376

Partnersʼ Capital:
General Partner (Note 1)	731,741	344,590
Beneficial Unit Certificates ("BUCs," Note 1)	340,867,714	304,121,151
Total Partnersʼ Capital	341,599,455	304,465,741
Total Liabilities and Partnersʼ Capital	$1,033,501,170	$982,713,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Property revenues	$1,974,546	$2,285,736	$6,002,971	$7,025,390
Investment income	12,589,743	12,733,013	37,072,288	38,360,534
Contingent interest income	3,360	4,246,094	3,045,462	4,246,094
Other interest income	206,625	5,217,741	635,732	7,019,465
Other income	91,428	1,518,531	120,181	1,592,831
Total revenues	14,865,702	26,001,115	46,876,634	58,244,314
Expenses:
Real estate operating (exclusive of items shown below)	1,381,909	1,606,765	3,477,983	4,292,745
Impairment of securities	-	309,958	-	1,141,020
Impairment charge on real estate assets	75,000	150,000	75,000	150,000
Depreciation and amortization	743,503	864,600	2,384,115	2,692,731
Interest expense (Note 2)	6,509,021	6,394,683	19,110,876	18,091,314
General and administrative	6,992,528	3,653,288	12,267,917	9,506,258
Total expenses	15,701,961	12,979,294	37,315,891	35,874,068
Other Income:
Gain on sales of real estate assets, net	-	4,051,429	-	4,051,429
Gain on sale of investment in an unconsolidated entity	10,475,927	-	10,475,927	-
Income before income taxes	9,639,668	17,073,250	20,036,670	26,421,675
Income tax benefit	(68,235)	(809,805)	(9,236)	(803,805)
Net income	9,707,903	17,883,055	20,045,906	27,225,480
Redeemable Series A Preferred Unit distributions and accretion	(717,762)	(717,763)	(2,153,288)	(2,153,288)
Net income available to Partners	$8,990,141	$17,165,292	$17,892,618	$25,072,192

Net income available to Partners allocated to:
General Partner	$1,266,157	$2,163,058	$2,078,086	$2,242,127
Limited Partners - BUCs	7,695,468	14,933,260	15,719,693	22,662,993
Limited Partners - Restricted units	28,516	68,974	94,839	167,072
	$8,990,141	$17,165,292	$17,892,618	$25,072,192
BUC holders' interest in net income per BUC, basic and diluted	$0.13	$0.25	$0.26	$0.38
Weighted average number of BUCs outstanding, basic	60,519,542	59,907,123	60,457,299	59,989,585
Weighted average number of BUCs outstanding, diluted	60,519,542	59,907,123	60,457,299	59,989,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,707,903	$17,883,055	$20,045,906	$27,225,480
Reversal of net unrealized losses on securities with other-than-temporary impairment	-	-	-	525,446
Unrealized gain (loss) on securities	19,048,316	(6,744,509)	42,112,324	(24,097,818)
Unrealized gain (loss) on bond purchase commitments	-	51,760	-	(1,956,095)
Comprehensive income	28,756,219	11,190,306	62,158,230	1,697,013

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$344,590	60,691,467	$304,121,151	$304,465,741	$58,978,042
Cumulative effect of accounting change (Note 2)	(2)	-	(210)	(212)	-
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(53,812)	-	(5,327,357)	(5,381,169)	-
Distribution of Tier 2 income (Note 3)	(753,025)	-	(2,259,077)	(3,012,102)	-
Net income allocable to Partners	780,245	-	4,953,805	5,734,050	-
Restricted unit compensation expense	1,842	-	182,342	184,184	-
Unrealized gain on securities	81,439	-	8,062,488	8,143,927	8,143,927
Balance as of March 31, 2019	401,277	60,691,467	309,733,142	310,134,419	67,121,969
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(76,631)	-	(7,586,433)	(7,663,064)	-
Net income allocable to Partners	31,684	-	3,136,743	3,168,427	-
Restricted unit compensation expense	1,862	-	184,368	186,230	-
Unrealized gain on securities	149,201	-	14,770,880	14,920,081	14,920,081
Balance as of June 30, 2019	507,393	60,691,467	320,238,700	320,746,093	82,042,050
Distributions paid or accrued ($0.125 per BUC):
Distribution of Tier 2 income (Note 3)	(1,264,949)	-	(3,794,847)	(5,059,796)	-
Distribution of Tier 3 income (Note 3)	-	-	(3,809,553)	(3,809,553)	-
Net income allocable to Partners	1,266,157	-	7,723,984	8,990,141	-
Restricted units awarded	-	353,197	-	-	-
Restricted unit compensation expense	32,657	-	3,233,020	3,265,677	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(209,460)	(1,581,423)	(1,581,423)	-
Unrealized gain on securities	190,483	-	18,857,833	19,048,316	19,048,316
Balance as of September 30, 2019	$731,741	60,835,204	$340,867,714	$341,599,455	$101,090,366

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$437,256	60,373,674	$313,403,014	$313,840,270	$75,623,830
Cumulative effect of accounting change	(2,169)	-	(214,779)	(216,948)	-
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(76,329)	-	(7,556,616)	(7,632,945)	-
Net income allocable to Partners	52,865	-	5,233,676	5,286,541	-
Sale of BUCs, net of issuance costs	-	38,617	192,310	192,310	-
Repurchase of BUCs	-	(198,465)	(1,256,654)	(1,256,654)	-
Restricted units awarded	-	239,102	-	-	-
Restricted units compensation expense	2,066	-	204,570	206,636	-
Unrealized loss on securities	(218,749)	-	(21,656,127)	(21,874,876)	(21,874,876)
Unrealized loss on bond purchase commitments	(9,751)	-	(965,316)	(975,067)	(975,067)
Balance as of March 31, 2018	185,189	60,452,928	287,384,078	287,569,267	52,773,887
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(76,330)	-	(7,556,616)	(7,632,946)	-
Net income allocable to Partners	26,204	-	2,594,155	2,620,359	-
Repurchase of BUCs	-	(70,110)	(440,959)	(440,959)	-
Restricted units awarded	-	70,110	-	-	-
Restricted units compensation expense	5,436	-	538,085	543,521	-
Unrealized gain on securities	45,216	-	4,476,351	4,521,567	4,065,221
Unrealized loss on bond purchase commitments	(10,328)	-	(1,022,460)	(1,032,788)	(1,032,788)
Reversal of net unrealized loss on securities with other-than-temporary impairment	5,254	-	520,192	525,446	981,792
Balance as of June 30, 2018	180,641	60,452,928	286,492,826	286,673,467	56,788,112
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(13,554)	-	(1,341,891)	(1,355,445)	-
Distribution of Tier 2 income (Note 3)	(2,074,381)		(6,223,142)	(8,297,523)
Net income allocable to Partners	2,163,058	-	15,002,234	17,165,292	-
Sale of BUCs, net of issuance costs	-	67,333	383,990	383,990	-
Restricted units compensation expense	6,222	-	616,005	622,227	-
Unrealized loss on securities	(67,445)	-	(6,677,064)	(6,744,509)	(6,288,163)
Unrealized gain on bond purchase commitments	518	-	51,242	51,760	51,760
Reversal of net unrealized loss on securities with other-than-temporary impairment	-	-	-	-	(456,346)
Balance as of September 30, 2018	$195,059	60,520,261	$288,304,200	$288,499,259	$50,095,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$20,045,906	$27,225,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,384,115	2,692,731
Gain on sale of real estate assets, net	-	(4,051,429)
Gain on sale of investment in an unconsolidated entity	(10,475,927)	-
Contingent interest realized on investing activities	(3,045,462)	(4,246,094)
Impairment of securities	-	1,141,020
Impairment charge on real estate assets	75,000	150,000
Loss (gain) on derivatives, net of cash paid	574,028	(1,266,808)
Restricted unit compensation expense	3,636,091	1,372,384
Bond premium/discount amortization	(106,114)	(50,839)
Debt premium amortization	(8,410)	-
Amortization of deferred financing costs	1,476,463	1,304,879
Deferred income tax expense (benefit) & income tax payable/receivable	100,804	(840,871)
Change in preferred return receivable from unconsolidated entities, net	(1,935,286)	(2,642,634)
Changes in operating assets and liabilities
Increase in interest receivable	(915,670)	(1,395,660)
(Increase) decrease in other assets	694,925	(921,756)
Increase (decrease) in accounts payable and accrued expenses	327,188	(473,415)
Net cash provided by operating activities	12,827,651	17,996,988
Cash flows from investing activities:
Capital expenditures	(88,110)	(496,336)
Proceeds from sale of MF Properties	-	13,450,000
Proceeds from sale of investment in an unconsolidated entity	20,189,663	-
Acquisition of mortgage revenue bonds	(19,250,000)	(19,540,000)
Contributions to unconsolidated entities	(18,304,139)	(35,153,613)
Principal payments received on mortgage revenue bonds and contingent interest	15,508,192	46,001,893
Principal payments received on taxable mortgage revenue bonds	25,997	33,384
Principal payments received on PHC Certificates	4,775,103	226,714
Cash paid for land held for development and deposits on potential purchases	-	(2,764,403)
Advances on property loans	(405,717)	(66,652)
Principal payments received on property loans and contingent interest	11,413,098	5,762,536
Net cash provided by investing activities	13,864,087	7,453,523
Cash flows from financing activities:
Distributions paid	(25,758,751)	(25,800,111)
Repurchase of BUCs	-	(1,697,613)
Proceeds from the sale of BUCs	-	626,033
Payment of offering costs related to the sale of BUCs	-	(12,531)
Payment of tax withholding related to restricted unit awards	(1,581,423)	-
Proceeds from debt financing	122,921,712	238,920,000
Principal payments on debt financing	(90,025,780)	(253,250,185)
Principal payments on mortgages payable	(474,391)	(7,963,815)
Principal borrowing on unsecured lines of credit	23,200,000	30,540,000
Principal payments on unsecured lines of credit	(45,659,200)	(52,074,400)
Decrease in security deposit liability related to restricted cash	(51,324)	(23,243)
Debt financing and other deferred costs	(1,177,696)	(625,706)
Net cash used in financing activities	(18,606,853)	(71,361,571)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,084,885	(45,911,060)
Cash, cash equivalents and restricted cash at beginning of period	33,268,611	71,583,329
Cash, cash equivalents and restricted cash at end of period	$41,353,496	$25,672,269

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,874,341	$17,571,617
Cash paid during the period for income taxes	155,000	178,564
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,869,350	$9,652,968
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Land contributed as investment in an unconsolidated entity	-	2,879,473
Capital expenditures financed through accounts payable	24,504	5,898
Deferred financing costs financed through accounts payable	15,000	12,836

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$40,782,506	$24,969,157
Restricted cash	570,990	703,112
Total cash, cash equivalents and restricted cash	$41,353,496	$25,672,269

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs held by the Partnership.   The Partnership may acquire real estate securing its MRBs or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily and student residential properties (“MF Properties”) in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management.

The Partnership’s general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”). The Partnership has previously issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) that represent limited partnership interests in the Partnership under the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Amended and Restated LP Agreement”). The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders.”

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P., its consolidated subsidiaries and consolidated variable interest entities (Note 5). All intercompany transactions are eliminated.  As of September 30, 2019, the consolidated subsidiaries of the Partnership consist of:

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

Lessee Operating Leases

The Partnership’s only material lessee lease is a ground lease at The 50/50 MF Property. Upon adoption of ASC 842, the Partnership elected the package of practical expedients in Accounting Standards Update (“ASU”) 2016-11, elected not to apply ASC 842 to short-term leases and elected to combine lease and non-lease components when accounting for these lease arrangements.  On the date of adoption of ASC 842, the Partnership recognized operating lease right-of-use (“ROU”) assets of $1.7 million, operating lease liabilities of $2.2 million, and an immaterial cumulative adjustment to partners’ capital.  The Partnership used a discount rate of 6.6% to calculate the ROU asset and lease liability related to the ground lease.  The discount rate is based on the Partnership’s estimated incremental borrowing rate to borrow, on a fully collateralized basis, over a similar term for the amount of contractual lease payments. The incremental borrowing rate was estimated using market transactions adjusted for differences in the term and security.

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

PHC Certificate Impairment

The Partnership periodically reviews the PHC Certificates for impairment. The Partnership evaluates whether declines in the fair value of the investments below amortized cost are other-than temporary. Factors considered include:

•	The duration and severity of the decline in fair value,
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers,
•	Potential changes in HUD appropriations to local housing authorities,
•	Downgrade in the security’s rating by Standard & Poor’s, and
•	Volatility of the fair value of the security.

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

In the three and nine months ended September 30, 2019, the Partnership reported amortization of deferred financing costs within interest expense in the Partnership’s condensed consolidated statements of operations.  Previously, “Amortization of deferred financing costs expense” had been reported as a separate line item in the Partnership’s condensed consolidated statement of operations.  Accordingly, for the three and nine months ended September 30, 2018, the Partnership has included amortization of deferred financing costs expense within interest expense in conformity with the current reporting period presented herein. This reclassification has no effect on the Partnership’s reported net income or partners’ capital in the Partnership’s condensed consolidated financial statements for the periods presented.

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018. These condensed consolidated financial statements and notes have been prepared consistently with the 2018 Form 10-K, with the exception of new accounting standards that were adopted and reclassifications that are discussed herein. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of September 30, 2019, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2018 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The ASU enhances the methodology of measuring expected credit losses for financial assets, to include the use of reasonable and supportable forward-looking information to better estimate credit losses. The ASU is effective for the Partnership’s annual and interim periods beginning after December 15, 2019 and is to be applied using a modified-retrospective approach. In October 2019, the FASB approved a delay in the effective date of this ASU for smaller reporting companies, such as the Partnership, and other non-SEC reporting entities.  The FASB expects to issue two final ASUs relating to this matter in mid-November 2019. The new ASUs will delay the effective date for such entities to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods.  As the Partnership is a smaller reporting company, it may elect to delay its effective date. The Partnership has completed an assessment of the items that are within the scope of the new ASU. The items include property loans, receivables reported within other assets, financial guarantees and commitments. Also within the scope of the ASU are changes to the impairment model for available-for-sale debt securities, which includes the Partnership’s MRBs, PHC Certificates, and taxable MRBs.  The Partnership is currently developing data collection processes, assessment procedures and internal controls required to implement the ASU for such items in the Partnership’s condensed consolidated financial statements. The Partnership is continuing to evaluate whether to defer their implementation date of the ASU and will make a final determination in the fourth quarter of 2019.

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections” which amends the SEC Rules, Regulations and Interpretations section of various topics within the FASB Accounting Standards Codification.  The amendments were made as the result of the SEC’s Final Rule Releases No. 33-10532, “Disclosure Update and Simplification”, No. 33-10231, “Investment Company Reporting Modernization”, and No. 33-10442, “Miscellaneous Update”.  The Partnership’s condensed consolidated financial statements and notes to condensed consolidated financial statements are in compliance with the relevant Codification updates. There were no significant changes to the Partnership’s condensed consolidated financial statements as a result of the ASU.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s condensed consolidated statements of operations. The unvested Restricted Unit Awards (“RUAs”) issued under the Partnership’s 2015 Equity Incentive Plan (the “Plan”) are considered participating securities. There were no dilutive BUCs for the three and nine months ended September 30, 2019 and 2018.

5. Variable Interest Entities

Consolidated VIEs

The Partnership has determined the Tender Option Bond (“TOB”), Term TOB, Term A/B and TEBS Financings are VIEs and the Partnership is the primary beneficiary. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The executed agreements related to the TOB, Term TOB, Term A/B and TEBS Financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, Term TOB, Term A/B and TEBS Financings on a consolidated basis. The Partnership reports the senior Floater Certificates for the TOB Trusts and the Class A Certificates for the Term TOB, Term A/B Trusts and TEBS Financings as secured debt financings on the Partnership’s condensed consolidated balance sheets (see Note 15). The MRBs secured by the TOB, Term TOB, Term A/B and TEBS Financings are reported as assets on the Partnership’s condensed consolidated balance sheets (see Notes 6 and 7).

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

The Partnership held variable interests in 16 and 17 non-consolidated VIEs as of September 30, 2019 and December 31, 2018, respectively. The following table summarizes the Partnership’s variable interests in these entities as of September 30, 2019 and December 31, 2018:

	Maximum Exposure to Loss
	September 30, 2019	December 31, 2018
Mortgage revenue bonds	$30,480,000	$51,791,000
Property loans	-	8,367,635
Investment in unconsolidated entities	87,059,995	76,534,306
	$117,539,995	$136,692,941

The maximum exposure to loss for the MRBs as of September 30, 2019 and December 31, 2018 is equal to the cost adjusted for paydowns. The difference between an MRB’s carrying value on the Partnership’s condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss on the property loans as of September 30, 2019 and December 31, 2018 is equal to the unpaid principal balance plus accrued interest. The difference between a property loan’s carrying value and the maximum exposure is the value of loan loss allowances, if any, that have been previously recorded against the property loan.

The maximum exposure to loss for investments in unconsolidated entities as of September 30, 2019 and December 31, 2018 is equal to the Partnership’s carrying value.

6. Investments in Mortgage Revenue Bonds

MRBs owned by the Partnership provide construction and/or permanent financing for Residential Properties and a commercial property.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The Partnership had the following investments in MRBs as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,168,651	$1,696,441	$-	$11,865,092
Glenview Apartments - Series A (4)	CA	4,546,210	767,387	-	5,313,597
Harmony Court Bakersfield - Series A (5)	CA	3,707,631	582,453	-	4,290,084
Harmony Terrace - Series A (5)	CA	6,863,296	1,185,795	-	8,049,091
Harden Ranch - Series A (3)	CA	6,719,931	1,207,559	-	7,927,490
Las Palmas II - Series A (5)	CA	1,682,524	278,924	-	1,961,448
Montclair Apartments - Series A (4)	CA	2,462,936	415,737	-	2,878,673
Montecito at Williams Ranch Apartments - Series A (7)	CA	7,690,000	1,651,838	-	9,341,838
San Vicente - Series A (5)	CA	3,469,276	558,315	-	4,027,591
Santa Fe Apartments - Series A (4)	CA	2,983,755	548,485	-	3,532,240
Seasons at Simi Valley - Series A (5)	CA	4,293,474	912,975	-	5,206,449
Seasons Lakewood - Series A (5)	CA	7,310,902	1,191,125	-	8,502,027
Seasons San Juan Capistrano - Series A (5)	CA	12,309,171	2,005,465	-	14,314,636
Summerhill - Series A (5)	CA	6,384,482	972,132	-	7,356,614
Sycamore Walk - Series A (5)	CA	3,568,952	590,916	-	4,159,868
The Village at Madera - Series A (5)	CA	3,066,499	481,734	-	3,548,233
Tyler Park Townhomes - Series A (3)	CA	5,854,394	859,781	-	6,714,175
Vineyard Gardens - Series A (7)	CA	3,995,000	852,151	-	4,847,151
Westside Village Market - Series A (3)	CA	3,825,835	601,208	-	4,427,043
Brookstone (1)	IL	7,413,743	2,191,618	-	9,605,361
Copper Gate Apartments (3)	IN	5,055,000	710,986	-	5,765,986
Renaissance - Series A (4)	LA	11,032,412	1,899,144	-	12,931,556
Live 929 Apartments (7), (8)	MD	40,055,592	-	(149,095)	39,906,497
Woodlynn Village (1)	MN	4,197,000	10,509	-	4,207,509
Gateway Village (2)	NC	2,600,000	289,170	-	2,889,170
Greens Property - Series A (3)	NC	7,960,000	844,249	-	8,804,249
Lynnhaven Apartments (2)	NC	3,450,000	383,707	-	3,833,707
Silver Moon - Series A (4)	NM	7,777,580	1,447,981	-	9,225,561
Village at Avalon - Series A (6)	NM	16,329,272	3,275,151	-	19,604,423
Ohio Properties - Series A (1)	OH	13,890,001	48,160	-	13,938,161
Bridle Ridge (1)	SC	7,315,000	54,050	-	7,369,050
Columbia Gardens (5)	SC	13,105,293	2,157,828	-	15,263,121
Companion at Thornhill Apartments (5)	SC	11,208,284	1,729,367	-	12,937,651
Cross Creek (1)	SC	6,144,672	2,520,743	-	8,665,415
Rosewood Townhomes - Series A (7)	SC	9,280,000	114,365	-	9,394,365
South Pointe Apartments - Series A (7)	SC	21,600,000	362,290	-	21,962,290
The Palms at Premier Park Apartments (3)	SC	18,891,224	2,779,140	-	21,670,364
Village at River's Edge (5)	SC	9,889,108	2,330,806	-	12,219,914
Willow Run (5)	SC	12,923,882	2,126,087	-	15,049,969
Arbors at Hickory Ridge (3)	TN	11,092,043	2,021,048	-	13,113,091
Pro Nova 2014-1 (2), (8)	TN	10,023,617	-	(347,124)	9,676,493
Avistar at Copperfield - Series A (2)	TX	13,977,000	2,333,591	-	16,310,591
Avistar at the Crest - Series A (3)	TX	9,279,129	1,772,133	-	11,051,262
Avistar at the Oaks - Series A (3)	TX	7,496,870	1,407,554	-	8,904,424
Avistar at the Parkway - Series A (4)	TX	13,020,181	2,117,134	-	15,137,315
Avistar at Wilcrest - Series A (2)	TX	5,297,000	818,097	-	6,115,097
Avistar at Wood Hollow - Series A (2)	TX	40,220,000	6,546,613	-	46,766,613
Avistar in 09 - Series A (3)	TX	6,473,257	1,068,331	-	7,541,588
Avistar on the Boulevard - Series A (3)	TX	15,807,997	2,738,122	-	18,546,119
Avistar on the Hills - Series A (3)	TX	5,179,570	996,345	-	6,175,915
Bruton Apartments (5)	TX	17,839,917	3,637,297	-	21,477,214
Concord at Gulfgate - Series A (5)	TX	19,018,891	3,758,251	-	22,777,142
Concord at Little York - Series A (5)	TX	13,323,633	2,757,400	-	16,081,033
Concord at Williamcrest - Series A (5)	TX	20,639,734	4,174,795	-	24,814,529
Crossing at 1415 - Series A (5)	TX	7,423,125	1,149,904	-	8,573,029
Decatur Angle (5)	TX	22,500,338	3,869,765	-	26,370,103
Esperanza at Palo Alto (5)	TX	19,390,360	4,290,792	-	23,681,152
Heights at 515 - Series A (5)	TX	6,795,999	1,229,217	-	8,025,216
Heritage Square - Series A (4)	TX	10,722,964	1,471,450	-	12,194,414
Oaks at Georgetown - Series A (5)	TX	12,264,411	1,750,507	-	14,014,918
Runnymede (1)	TX	9,985,000	154,466	-	10,139,466
Southpark (1)	TX	11,679,665	2,411,352	-	14,091,017
15 West Apartments (5)	WA	9,689,570	2,382,417	-	12,071,987
Mortgage revenue bonds held in trust		$650,161,253	$97,492,353	$(496,219)	$747,157,387

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15

(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(6)	MRB held by Morgan Stanley in a secured financing transaction, Note 15
(7)	MRBs held by Mizuho Capital Markets, LLC in a secured financing transaction, Note 15
(8)	As of the date presented, the MRB had been in a cumulative unrealized loss for less than 12 consecutive months.

	September 30, 2019
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montevista - Series A & B	CA	$13,200,000	$1,722,484	$-	$14,922,484
Solano Vista - Series A & B	CA	5,768,000	650,549	-	6,418,549
Greens Property - Series B	NC	931,038	145,428	-	1,076,466
Ohio Properties - Series B	OH	3,508,510	10,480	-	3,518,990
Rosewood Townhomes - Series B	SC	470,000	1,563	-	471,563
South Pointe Apartments - Series B	SC	1,100,000	3,139	-	1,103,139
Avistar at the Crest - Series B	TX	742,034	97,848	-	839,882
Avistar at the Oaks - Series B	TX	542,984	69,234	-	612,218
Avistar at the Parkway - Series B	TX	124,382	38,672	-	163,054
Avistar in 09 - Series B	TX	447,913	55,370	-	503,283
Avistar on the Boulevard - Series B	TX	440,919	54,786	-	495,705
Mortgage revenue bonds held by the Partnership		$27,275,780	$2,849,553	$-	$30,125,333

	December 31, 2018
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,230,000	$954,573	$-	$11,184,573
Glenview Apartments - Series A (4)	CA	4,581,930	524,024	-	5,105,954
Harmony Court Bakersfield - Series A (5)	CA	3,730,000	312,844	-	4,042,844
Harmony Terrace - Series A (5)	CA	6,900,000	647,686	-	7,547,686
Harden Ranch - Series A (3)	CA	6,775,508	1,007,557	-	7,783,065
Las Palmas II - Series A (5)	CA	1,692,774	141,187	-	1,833,961
Montclair Apartments - Series A (4)	CA	2,482,288	246,752	-	2,729,040
Montecito at Williams Ranch Apartments - Series A (2)	CA	7,690,000	973,133	-	8,663,133
San Vicente - Series A (5)	CA	3,490,410	291,121	-	3,781,531
Santa Fe Apartments - Series A (4)	CA	3,007,198	401,203	-	3,408,401
Seasons at Simi Valley - Series A (5)	CA	4,325,536	655,326	-	4,980,862
Seasons Lakewood - Series A (5)	CA	7,350,000	654,929	-	8,004,929
Seasons San Juan Capistrano - Series A (5)	CA	12,375,000	1,102,687	-	13,477,687
Summerhill - Series A (5)	CA	6,423,000	508,639	-	6,931,639
Sycamore Walk - Series A (5)	CA	3,598,006	363,405	-	3,961,411
The Village at Madera - Series A (5)	CA	3,085,000	229,934	-	3,314,934
Tyler Park Townhomes - Series A (3)	CA	5,903,368	731,073	-	6,634,441
Vineyard Gardens - Series A (2)	CA	3,995,000	534,351	-	4,529,351
Westside Village Market - Series A (3)	CA	3,857,839	483,436	-	4,341,275
Brookstone (1)	IL	7,432,076	1,956,010	-	9,388,086
Copper Gate Apartments (3)	IN	5,055,000	643,012	-	5,698,012
Renaissance - Series A (4)	LA	11,123,800	1,383,680	-	12,507,480
Live 929 Apartments (2)	MD	40,240,405	2,873,978	-	43,114,383
Woodlynn Village (1)	MN	4,221,000	34,155	-	4,255,155
Greens Property - Series A (3)	NC	8,032,000	818,686	-	8,850,686
Silver Moon - Series A (4)	NM	7,822,610	778,940	-	8,601,550
Ohio Properties - Series A (1)	OH	13,989,000	241,675	-	14,230,675
Bridle Ridge (1)	SC	7,395,000	90,349	-	7,485,349
Columbia Gardens (5)	SC	13,222,480	1,396,828	-	14,619,308
Companion at Thornhill Apartments (5)	SC	11,294,928	1,148,219	-	12,443,147
Cross Creek (1)	SC	6,143,919	2,540,949	-	8,684,868
The Palms at Premier Park Apartments (3)	SC	19,044,617	2,194,791	-	21,239,408
Village at River's Edge (5)	SC	9,938,059	1,421,114	-	11,359,173
Willow Run (5)	SC	13,040,029	1,375,542	-	14,415,571
Arbors at Hickory Ridge (3)	TN	11,194,690	1,399,461	-	12,594,151
Pro Nova 2014-1 (2)	TN	10,027,413	19,710	-	10,047,123
Avistar at Copperfield - Series A (2)	TX	10,000,000	589,196	-	10,589,196
Avistar at the Crest - Series A (3)	TX	9,357,374	1,036,288	-	10,393,662
Avistar at the Oaks - Series A (3)	TX	7,558,240	706,970	-	8,265,210
Avistar at the Parkway - Series A (4)	TX	13,114,418	1,232,292	-	14,346,710
Avistar at Wilcrest - Series A (2)	TX	3,775,000	206,263	-	3,981,263
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,624,687	-	33,474,687
Avistar in 09 - Series A (3)	TX	6,526,247	525,939	-	7,052,186
Avistar on the Boulevard - Series A (3)	TX	15,941,296	1,628,269	-	17,569,565
Avistar on the Hills - Series A (3)	TX	5,221,971	557,084	-	5,779,055
Bruton Apartments (5)	TX	17,933,482	2,046,056	-	19,979,538
Concord at Gulfgate - Series A (5)	TX	19,144,400	2,222,555	-	21,366,955
Concord at Little York - Series A (5)	TX	13,411,558	1,617,217	-	15,028,775
Concord at Williamcrest - Series A (5)	TX	20,775,940	2,505,243	-	23,281,183
Crossing at 1415 - Series A (5)	TX	7,474,716	600,738	-	8,075,454
Decatur Angle (5)	TX	22,630,276	1,945,516	-	24,575,792
Esperanza at Palo Alto (5)	TX	19,487,713	2,350,453	-	21,838,166
Heights at 515 - Series A (5)	TX	6,843,232	722,522	-	7,565,754
Heritage Square - Series A (4)	TX	10,958,661	893,881	-	11,852,542
Oaks at Georgetown - Series A (5)	TX	12,330,000	693,579	-	13,023,579
Runnymede (1)	TX	10,040,000	64,280	-	10,104,280
Southpark (1)	TX	11,623,649	2,482,923	-	14,106,572
15 West Apartments (5)	WA	9,737,418	1,480,489	-	11,217,907
Mortgage revenue bonds held in trust		$586,445,474	$58,813,399	$-	$645,258,873

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15

	December 31, 2018
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series B	CA	$6,228,000	$2,450	$-	$6,230,450
Seasons San Juan Capistrano - Series B (1)	CA	5,574,000	-	(1,078)	5,572,922
Solano Vista - Series A & B	CA	5,768,000	-	-	5,768,000
Greens Property - Series B	NC	933,928	149,789	-	1,083,717
Village at Avalon - Series A	NM	16,400,000	1,408,802	-	17,808,802
Ohio Properties - Series B	OH	3,520,900	51,334	-	3,572,234
Rosewood Townhomes - Series A & B (1)	SC	9,750,000	-	(644,962)	9,105,038
South Pointe Apartments - Series A & B (1)	SC	22,700,000	-	(1,411,986)	21,288,014
Avistar at Copperfield - Series B	TX	4,000,000	11,730	-	4,011,730
Avistar at the Crest - Series B	TX	745,358	50,965	-	796,323
Avistar at the Oaks - Series B	TX	545,321	28,738	-	574,059
Avistar at the Parkway - Series B	TX	124,600	32,220	-	156,820
Avistar at Wilcrest - Series B	TX	1,550,000	4,013	-	1,554,013
Avistar at Wood Hollow - Series B	TX	8,410,000	23,940	-	8,433,940
Avistar in 09 - Series B	TX	449,841	18,742	-	468,583
Avistar on the Boulevard - Series B	TX	442,894	27,023	-	469,917
Mortgage revenue bonds held by the Partnership		$87,142,842	$1,809,746	$(2,058,026)	$86,894,562

(1)	As of the date presented, the MRB had been in a cumulative unrealized loss position for less than 12 consecutive months.

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

Cumulative unrealized loss positions on MRBs are not considered credit losses as of September 30, 2019.  The cumulative unrealized loss for the Pro Nova 2014-1 MRB, related to a commercial property, as of September 30, 2019, is a result of fluctuations in market interest rates and comparable trades of MRBs for similar commercial properties. Due to the historical volatility of the fair value of this MRB, the cumulative unrealized loss is considered temporary. The cumulative unrealized loss for the Live 929 Apartments MRB as of September 30, 2019, is due to recent operational results and debt service coverage declines. The Partnership has evaluated the operational results and loan-to-collateral value ratio for the property underlying this MRB and has determined that the cumulative unrealized loss is temporary.

MRB Activity in the First Nine Months of 2019

Acquisitions:

The following MRBs were acquired during the nine months ended September 30, 2019:

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
						$19,250,000

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2019:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Seasons San Juan Capistrano - Series B	January	San Juan Capistrano, CA	112	1/1/2019	8.00%	$5,574,000
Courtyard Apartments - Series B	April	Fullerton, CA	108	6/1/2019	8.00%	6,228,000
						$11,802,000

Restructurings:

The following MRBs were restructured during the nine months ended September 30, 2019.  The principal outstanding on the Series B MRBs were collapsed into the principal outstanding on the associated Series A MRBs and the Series B MRBs were eliminated.  No cash was paid or received on restructuring. The terms of the Series B MRBs that were eliminated are as follows:

Property Name	Month Restructured	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Restructuring
Avistar at Copperfield - Series B	May	Houston, TX	192	6/1/2054	12.00%	$4,000,000
Avistar at Wilcrest - Series B	May	Houston, TX	88	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series B	May	Austin, TX	409	6/1/2054	12.00%	8,410,000
						$13,960,000

MRB Activity in the First Nine Months of 2018

Acquisitions:

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

7. Public Housing Capital Fund Trust (“PHC”) Certificates

The Partnership’s PHC Certificates represent beneficial interests in three PHC Trusts. The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to numerous local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities under the Department of Housing and Urban Development’s (“HUD”) Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s. The PHC Certificates are held in trust at Mizuho Capital Markets, LLC (“Mizuho”) in secured financing transactions as of September 30, 2019 (see Note 15).

The Partnership had the following investments in the PHC Certificates as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	5.73	AA-	5.37%	$24,510,244	$483,113	$-	$24,993,357
PHC Certificate Trust II	4.09	AA-	4.38%	4,372,215	362,710	-	4,734,925
PHC Certificate Trust III	6.08	BBB	5.12%	14,588,947	367,277	-	14,956,224
				$43,471,406	$1,213,100	$-	$44,684,506

	December 31, 2018
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	6.49	AA-	5.33%	$24,608,543	$285,984	$-	$24,894,527
PHC Certificate Trust II	5.56	A+	4.35%	9,071,785	44,768	-	9,116,553
PHC Certificate Trust III	6.76	BBB	5.30%	14,566,975	94,031	-	14,661,006
				$48,247,303	$424,783	$-	$48,672,086

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

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of September 30, 2019 and December 31, 2018:

Real Estate Assets as of September 30, 2019
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,065,722	$42,264,990
The 50/50 MF Property	Lincoln, NE	475	-	32,937,357	32,937,357
Land held for development	(1)	(1)	1,701,197	-	1,701,197
					$76,903,544
Less accumulated depreciation					(14,650,397)
Total real estate assets					$62,253,147

(1)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Real Estate Assets as of December 31, 2018
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,195,468	$38,961,163	$42,156,631
The 50/50 MF Property	Lincoln, NE	475	-	32,935,907	32,935,907
Land held for development	(2)	(2)	1,776,197	-	1,776,197
					$76,868,735
Less accumulated depreciation					(12,272,387)
Total real estate assets					$64,596,348

(2)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Activity in the First Nine Months of 2019

As of September 30, 2019, the land held for development in Omaha, NE and Gardner, KS were listed for sale. These parcels of land were originally listed for sale in May 2018 and October 2018, respectively.

In September 2019, the Partnership determined that the land held for development in Gardner, KS was impaired. The Partnership recorded an impairment charge of $75,000 in the third quarter of 2019, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land.

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

Property Name	Month Sold	Property Location	Units	Gross Proceeds	Gain on Sale before Income Taxes
Jade Park	September	Daytona, FL	144	$13,450,000	$4,051,429

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

The following table provides the details of the investments in unconsolidated entities as of September 30, 2019 and December 31, 2018 and remaining equity investment commitment amounts as of September 30, 2019:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of September 30, 2019	Carrying Value as of December 31, 2018	Maximum Remaining Equity Commitment as of September 30, 2019
Vantage at Boerne	Boerne, TX	288	August 2016	April 2018	$8,363,500	$8,830,000	$1,475,936
Vantage at Waco	Waco, TX	288	August 2016	May 2018	9,337,166	9,337,166	1,592,039
Vantage at Panama City Beach	Panama City Beach, FL	288	March 2017	July 2018	-	11,408,135	-
Vantage at Powdersville	Powdersville, SC	288	November 2017	N/A	12,295,801	11,535,895	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	N/A	7,840,500	7,572,819	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	9,894,619	9,182,522	-
Vantage at Germantown	Germantown, TN	288	June 2018	N/A	11,456,353	7,033,398	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	N/A	13,184,069	6,254,104	-
Vantage at Coventry	Omaha, NE	288	September 2018	N/A	8,825,914	5,380,267	-
Vantage at Conroe	Conroe, TX	288	April 2019	N/A	5,862,073	-	3,393,059
		2,886			$87,059,995	$76,534,306	$6,461,034

Activity in the First Nine Months of 2019

In September 2019, the membership interests of Vantage at Panama City Beach were sold to an unrelated third party. The Partnership received cash of approximately $22.7 million upon sale. The Partnership recognized approximately $547,000 of investment income and approximately $10.5 million of gain on sale of investment in an unconsolidated entity associated with the sale. The Partnership may also be entitled to receive up to $325,000 of additional proceeds in the third quarter of 2020 if certain gain contingencies are satisfied.

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

In September 2018, the Partnership executed equity commitments to fund construction of the Vantage at Coventry and Vantage at Murfreesboro multifamily properties of approximately $8.1 million and $12.2 million, respectively. The Partnership also entered into a guarantee agreement related to the construction loan for Vantage at Coventry (Note 18).

The following table provides combined summary financial information for the Partnership’s investments in unconsolidated entities for three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Property Revenues	$3,713,106	$2,824,019	$9,534,250	$5,687,214
Gain on sale of property	$22,556,694	$-	$22,556,694	$-
Net income (loss)	$21,606,621	$(353,067)	$20,918,176	$(2,688,985)

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Ohio Properties	2,390,446	-	2,390,446
Live 929 Apartments	405,717	-	405,717
Total	$15,392,908	$(7,393,814)	$7,999,094

	December 31, 2018
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,367,635	-	8,367,635
Total	$23,354,826	$(7,393,814)	$15,961,012

During the three and nine months ended September 30, 2019 and 2018, the interest to be earned on the Cross Creek property loans was in nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, for the three and nine months ended September 30, 2019 and 2018, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties and all principal for Live 929 Apartments was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

Activity in the First Nine Months of 2019

In August 2019, the Partnership entered into a secured property loan with Live 929 Apartments. The property may request additional advances for the sole purpose of funding monthly operating shortfalls up to a total loan amount of $1.0 million. The property loan is subordinate to the MRBs associated with the property and has a stated maturity date of July 31, 2049.

In January 2019, the Vantage at Brooks property was sold by its owner. Upon sale, the Partnership received all outstanding principal and accrued interest on the Vantage at Brooks, LLC property loan. The Partnership received additional proceeds of approximately $3.0 million, which is recorded as contingent interest on the Partnership’s condensed consolidated statements of operations. The contingent interest recognized is considered Tier 2 income for purposes of distributions to the General Partner and BUC holders (see Note 3).

Activity in the First Nine Months of 2018

In September 2018, the Lake Forest property was sold by its owner.  Upon the sale, the Partnership received all outstanding principal and accrued interest on the Lake Forest property loans. The Partnership received approximately $5.1 million of principal and approximately $4.6 million of interest on the property loans at sale. The interest received was not previously recognized as income as the property loans were on nonaccrual status. The interest realized is reported within other interest income on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Current income tax expense (benefit)	$13,932	$(809,805)	$129,095	$(837,805)
Deferred income tax expense (benefit)	(82,167)	-	(138,331)	34,000
Total income tax benefit	$(68,235)	$(809,805)	$(9,236)	$(803,805)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of September 30, 2019 and December 31, 2018.

12. Other Assets

The following table summarizes the other assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Deferred financing costs, net	$333,004	$397,823
Fair value of derivative instruments (Note 17)	52,605	626,633
Taxable mortgage revenue bonds, at fair value	1,427,336	1,409,895
Operating lease right-of-use assets, net	1,681,238	-
Other assets	1,446,520	2,081,258
Total other assets	$4,940,703	$4,515,609

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

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the accounts payable, accrued expenses and other liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts payable	$182,099	$230,631
Accrued expenses	3,023,629	2,956,368
Accrued interest expense	2,572,279	2,270,348
Operating lease liabilities	2,137,792	-
Other liabilities	1,677,151	2,086,475
Total accounts payable, accrued expenses and other liabilities	$9,592,950	$7,543,822

See Note 2 for discussion of the adoption of ASC 842 effective January 1, 2019.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2038. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of September 30, 2019, the minimum aggregate annual payment due under the agreement is approximately $132,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $42,000 and $126,000 for the three and nine months ended September 30, 2019 and 2018 and are included within real estate operating expenses on the Partnership’s condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities:

Remainder of 2019	$34,165
2020	135,812
2021	136,366
2022	139,091
2023	141,871
Thereafter	4,661,979
Total	5,249,284
Less: Amount representing interest	(3,111,492)
Total operating lease liabilities	$2,137,792

14. Unsecured Lines of Credit

The following tables summarize the unsecured lines of credit (“LOC”) as of September 30, 2019 and December 31, 2018:

Unsecured Lines of Credit	Outstanding as of September 30, 2019	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$13,200,000	$50,000,000	June 2021	Variable (1)	Monthly	4.58%
Bankers Trust operating	-	10,000,000	June 2021	Variable (1)	Monthly	5.33%
Total unsecured lines of credit	$13,200,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2018	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$35,659,200	$50,000,000	June 2020	Variable (2)	Monthly	5.38%
Bankers Trust operating	-	10,000,000	June 2020	Variable (2)	Monthly	5.63%
Total unsecured lines of credit	$35,659,200	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The outstanding balance of the non-operating LOC as of September 30, 2019 is due in March 2020. The Partnership can extend final repayment of the amount due by making partial repayments in accordance with the Credit Agreement to December 2020. The Partnership was in compliance with all covenants in the Credit Agreement as of September 30, 2019.

The Partnership is required to make principal payments to reduce the operating LOC to zero for fifteen consecutive calendar days during each calendar quarter.  The Partnership has fulfilled its prepayment obligation for all periods presented.   In addition, the Partnership has fulfilled its fourth quarter of 2019 repayment obligation as it maintained a zero balance in the operating LOC for fifteen consecutive days during October 2019.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of September 30, 2019 and December 31, 2018:

	Outstanding Debt Financings as of September 30, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,792,062	$98,007	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	79,885,290	4,999	2014	July 2024	Weekly	1.61%	1.42%	3.03%
Fixed - M33	31,638,938	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	218,030,897	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Deutsche Bank:
Fixed - Term TOB	8,010,000	-	2014	October 2019	N/A	N/A	N/A	4.01%
Fixed - Term A/B	5,256,054	-	2019	February 2020	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,404,644	-	2017	February 2027	N/A	N/A	N/A	4.46%
Mizuho Capital Markets:
Variable - TOB	25,645,347	-	2019	July 2020	Weekly	1.68%	1.17%	2.85%
Variable - TOB	42,228,417	-	2019	August 2020	Weekly	1.68%	1.17% - 1.66%	2.85% - 3.34%
Variable - TOB	35,841,489	-	2019	September 2020	Weekly	2.03%	1.12%	3.15%
Morgan Stanley:
Fixed - Term TOB	13,078,992	-	2019	May 2022	N/A	N/A	N/A	3.53%
Total Debt Financings	$538,812,130

(1)	Facility fees are variable.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

	Outstanding Debt Financings as of December 31, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24 (1)	$41,466,000	$432,998	2010	September 2020	Weekly	1.76%	1.85%	3.61%
Variable - M31 (2)	80,418,505	181,626	2014	July 2019	Weekly	1.74%	1.49%	3.23%
Variable - M33 (3)	31,262,039	58,002	2015	July 2020	Weekly	1.74%	1.26%	3.00%
Fixed - M45 (4)	219,250,387	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Deutsche Bank:
Variable - TOB	37,620,000	-	2012	May 2019	Weekly	2.21%	1.67%	3.88%
Fixed - Term TOB	46,675,413	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B	10,516,000		2018	May 2019	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,455,221	-	2017	February 2027	N/A	N/A	N/A	4.46%
Total Debt Financings	$505,663,565

(1)	In July 2019, the Partnership refinanced the M24 TEBS Financing with Freddie Mac. After refinancing, the M24 TEBS Financing has a fixed interest rate of 3.05% and a stated maturity of May 2027.
(2)	In June 2019, the Partnership exercised its unilateral right to extend the financing for an additional five-year period through July 2024. Facility fees are variable.
(3)	In July 2019, the Partnership refinanced the M33 TEBS Financing with Freddie Mac. After refinancing, the M33 TEBS Financing has a fixed interest rate of 3.24% and a stated maturity of September 2030.
(4)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

The TOB, Term TOB and Term A/B Trusts with Deutsche Bank are subject to a Master Trust Agreement that contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered which would require the Partnership to purchase a portion or all of the senior SPEARS or Class A Certificates held by Deutsche Bank. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. The Partnership was in compliance with these covenants as of September 30, 2019.

The TOB Trusts with Mizuho require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the senior interests issued by each TOB Trust. The Partnership was in compliance with these covenants as of September 30, 2019.

The Term TOB Trust with Morgan Stanley Bank, N.A. (“Morgan Stanley”) is subject to a Trust Agreement and other related agreements that contains covenants with which the Partnership is required to comply.  If the Partnership is out of compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The most restrictive covenant within the Trust Agreement and related agreements requires the maintenance of a debt service coverage ratio above a specified threshold and the Partnership’s net assets cannot decline by more than specific percentages over designated periods of time.  The Partnership was in compliance with these covenants as of September 30, 2019.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized asset.

As of September 30, 2019 and December 31, 2018, the Partnership had posted restricted cash as contractually required under the terms of the four TEBS Financings. In addition, the Partnership has entered in interest rate cap agreements to mitigate its exposure to interest rate fluctuations on the variable-rate debt financings (Note 17).

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

Debt Financing Activity in the First Nine Months of 2019

New Debt Financings:

In July 2019, the Partnership refinanced the M24 TEBS Financing with Freddie Mac. The M24 TEBS Financing was converted to a fixed interest rate of 3.05%, which is inclusive of credit enhancement and servicing fees, and the stated maturity was extended to May 2027. The refinancing was treated as an extinguishment for accounting purposes and the Partnership capitalized approximately $307,000 as deferred financing costs related to the refinancing.

In July 2019, the Partnership refinanced the M33 TEBS Financing with Freddie Mac. The M33 TEBS Financing converted to a fixed interest rate of 3.24%, which is inclusive of credit enhancement and servicing fees, and the stated maturity was extended to September 2030. The refinancing was treated as an extinguishment for accounting purposes and the Partnership expensed approximately $496,000 of previously unamortized deferred financing costs associated with the M33 TEBS Financing. The Partnership capitalized approximately $265,000 as deferred financing costs related to the refinancing. The Partnership received premium proceeds upon refinancing of approximately $435,000, which will be amortized using the effective interest method through the term of the agreement.

During the third quarter of 2019, The Partnership entered into various TOB Trust financings with Mizuho secured by MRBs and PHC Certificates. Under each TOB Trust structure, the trustee issues senior Floater Certificates and Residual Certificates that represent beneficial interests in the securitized asset held by the TOB Trusts. The Floater Certificates are sold to unaffiliated investors and entitle the holder to cash flows from the securitized assets at a stated interest rate. The Floater Certificates are credit enhanced by Mizuho such that Mizuho will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the Floater Certificate holders. The Partnership would then be required to reimburse Mizuho for any credit enhancement payments. The Residual Certificates are retained by the Partnership and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Floater Certificates and related trust fees, as well as certain other rights to the securitized assets. The TOB Trusts are considered VIEs (Note 5) because the Partnership’s rights are such that the Partnership is the primary beneficiary and the Partnership consolidates the TOB Trusts in its condensed consolidated financial statements. The following table summarizes the gross principal and terms of the TOB Trusts:

TOB Trusts Securitization	Outstanding TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
Rosewood Townhomes	$7,715,000	July 2020	Weekly	SIFMA	1.17%
South Pointe Apartments	18,035,000	July 2020	Weekly	SIFMA	1.17%
Live 929 Apartments	31,800,000	August 2020	Weekly	SIFMA	1.66%
Montecito at Williams Ranch	6,925,000	August 2020	Weekly	SIFMA	1.17%
Vineyard Gardens	3,595,000	August 2020	Weekly	SIFMA	1.17%
PHC Trust I	20,121,000	September 2020	Weekly	SIFMA	1.12%
PHC Trust II	3,803,000	September 2020	Weekly	SIFMA	1.12%
PHC Trust III	12,062,000	September 2020	Weekly	SIFMA	1.12%
Total Term TOB Trust Financing	$104,056,000

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

Redemptions:

The following debt financing facilities were collapsed and redeemed in full at prices that approximated the Partnership’s carrying value plus accrued interest:

Debt Financing	Debt Facility	Month	Paydown Applied
Live 929 Apartments	Term TOB Trust	August 2019	$37,553,300
Montecito at Williams Ranch	Term A/B Trust	August 2019	6,921,000
Vineyard Gardens	Term A/B Trust	August 2019	3,595,000
PHC Trust I	TOB Trust	September 2019	19,755,000
PHC Trust II	TOB Trust	September 2019	3,430,000
PHC Trust III	TOB Trust	September 2019	11,000,000
			$82,254,300

Debt Financing Activity in the First Nine Months of 2018

New Debt Financings:

In August 2018, the Partnership and its newly created consolidated subsidiary, ATAX TEBS IV, LLC (the “2018 Sponsor”), entered into a long-term debt financing facility provided through the securitization of 25 MRBs, with an initial par value of approximately $260.6 million owned by the 2018 Sponsor pursuant to the M45 TEBS Financing. The M45 TEBS financing facility provides the Partnership with a long-term fixed-rate facility. Of the 25 MRBs securitized in the M45 TEBS Financings, 24 MRBs were in Term A/B Trusts that were collapsed prior to the closing of the M45 TEBS Financing. The collapse of the Term A/B Trusts and subsequent closing of the M45 TEBS Financing resulted in a debt modification for accounting purposes and the Partnership capitalized approximately $371,000 as deferred financing costs.

In August 2018, the Partnership entered into four Term A/B Trusts financings secured by various MRBs. The following table summarizes the gross principal and terms of the Term A/B Trusts:

Term A/B Trusts Securitization	Outstanding Term A/B Trust Financing	Stated Maturity	Fixed Interest Rate
Montecito at Williams Ranch - Series A	$6,921,000	November 2018	4.53%
Montecito at Williams Ranch - Series B	4,303,000	November 2018	4.53%
Vineyard Gardens - Series A	3,595,000	November 2018	4.53%
Vineyard Gardens - Series B	2,561,000	November 2018	4.53%
Total Term A/B Trust Financing	$17,380,000

Redemptions:

The following Term A/B Trusts were collapsed and redeemed in full at prices that approximated the Partnership’s carrying value plus accrued interest:

Debt Financing	Debt Facility	Month	Paydown Applied
Seasons Lakewood - Series B	Term A/B Trust	March 2018	$4,475,000
Summerhill - Series B	Term A/B Trust	March 2018	2,870,000
Oaks at Georgetown - Series B	Term A/B Trust	April 2018	4,690,000
San Vicente - Series B	Term A/B Trust	May 2018	1,555,000
The Village at Madera - Series B	Term A/B Trust	May 2018	1,465,000
Las Palmas II - Series B	Term A/B Trust	July 2018	1,505,000
15 West Apartments (1)	Term A/B Trust	August 2018	8,300,012
Bruton Apartments (1)	Term A/B Trust	August 2018	15,279,403
Columbia Gardens (1)	Term A/B Trust	August 2018	10,222,680
Companion at Thornhill Apartments (1)	Term A/B Trust	August 2018	9,642,587
Concord at Gulfgate - Series A (1)	Term A/B Trust	August 2018	16,310,000
Concord at Little York - Series A (1)	Term A/B Trust	August 2018	11,425,000
Concord at Williamcrest - Series A (1)	Term A/B Trust	August 2018	17,695,000
Courtyard - Series A (1)	Term A/B Trust	August 2018	9,210,000
Courtyard - Series B	Term A/B Trust	August 2018	5,295,000
Crossing at 1415 - Series A (1)	Term A/B Trust	August 2018	6,370,877
Decatur Angle (1)	Term A/B Trust	August 2018	21,362,472
Harmony Court Bakersfield - Series A (1)	Term A/B Trust	August 2018	3,360,000
Harmony Terrace - Series A (1)	Term A/B Trust	August 2018	6,210,000
Harmony Terrace - Series B	Term A/B Trust	August 2018	6,290,000
Heights at 515 - Series A (1)	Term A/B Trust	August 2018	5,402,307
Las Palmas II - Series A (1)	Term A/B Trust	August 2018	1,530,000
Oaks at Georgetown - Series A (1)	Term A/B Trust	August 2018	11,100,000
San Vicente - Series A (1)	Term A/B Trust	August 2018	3,150,000
Seasons at Simi Valley - Series A (1)	Term A/B Trust	August 2018	3,688,843
Seasons Lakewood - Series A (1)	Term A/B Trust	August 2018	6,615,000
Seasons San Juan Capistrano - Series A (1)	Term A/B Trust	August 2018	11,140,000
Seasons San Juan Capistrano - Series B	Term A/B Trust	August 2018	5,590,000
Summerhill - Series A (1)	Term A/B Trust	August 2018	5,785,000
Sycamore Walk - Series A (1)	Term A/B Trust	August 2018	3,066,769
The Village at Madera - Series A (1)	Term A/B Trust	August 2018	2,780,000
Village at River's Edge (1)	Term A/B Trust	August 2018	8,963,207
Willow Run (1)	Term A/B Trust	August 2018	10,079,940
			$242,424,098

(1)	In August 2018, the MRB was transferred to the M45 TEBS Financing upon collapsing of the Term A/B Trust.

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2019	$9,445,353
2020	114,279,468
2021	5,328,914
2022	18,499,166
2023	5,899,262
Thereafter	387,921,886
Total	541,374,049
Unamortized deferred financing costs and debt premium	(2,561,919)
Total debt financing, net	$538,812,130

16. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnership’s mortgages payable and other secured financing, net of deferred financing costs, as of September 30, 2019 and December 31, 2018:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of September 30, 2019, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$2,988,989	2014	December 2019	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	24,060,882	2013	March 2020	Variable	Monthly	5.00%	(1)	5.00%
Total Mortgage Payable\Weighted Average Period End Rate	$27,049,871							4.96%

(1)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2018, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$3,118,478	2014	December 2019	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	24,335,897	2013	March 2020	Variable	Monthly	5.00%	(2)	5.00%
Total Mortgage Payable\Weighted Average Period End Rate	$27,454,375							4.96%

(2)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

In September 2018, the Partnership sold the Jade Park MF Property. At the closing of the sale, the Partnership paid all outstanding principal and accrued interest on the related mortgage payable.

Future Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2019	$3,133,103
2020	23,945,254
2021	-
2022	-
2023	-
Thereafter	-
Total	27,078,357
Unamortized deferred financing costs	(28,486)
Total mortgages payable and other secured financings, net	$27,049,871

17. Interest Rate Derivative Agreements

The following tables summarize the Partnership’s interest rate derivatives as of September 30, 2019 and December 31, 2018:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of September 30, 2019
July 2015	27,117,092	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	2
July 2015	27,117,092	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	2
July 2015	27,117,092	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	2
June 2017	81,351,277	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	45,274
Sept 2017	58,447,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	-
Aug 2019	79,695,286	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	7,325
							$52,605

(1)	See Note 22 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (2)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2018
July 2014	$30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	536
June 2017	90,757,226	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	158,989
June 2017	82,079,066	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	465,983
Sept 2017	59,038,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	53
							$626,633

(2)	See Note 22 for additional details.

In August 2019, the Partnership purchased an interest rate derivative intended to cap the variable interest rate component of the M31 TEBS Financing at 4.5%. The Partnership paid approximately $30,000 for the interest rate derivative.

During the nine months ended September 30, 2018, the Partnership was a party to two interest rate swaps with Deutsche Bank, which were designated to mitigate interest rate risk for the variable-rate TOB Trusts secured by the Partnership’s PHC Certificates. The interest rate swaps were terminated in September 2018 and October 2018.

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

Construction Loan Guarantees

The Partnership entered into guaranty agreements for construction loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur.  All guarantees were initially for the entire amount of the respective construction loan and decrease based on the achievement of certain events or financial ratios, as defined by the respective construction loan agreement.  The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of September 30, 2019:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Construction Loan	Construction Loan Balance as of September 30, 2019	Partnership's Maximum Exposure as of September 30, 2019	Guarantee Terms
Vantage at Stone Creek	2018	$30,824,000	$24,826,510	$24,826,510	(1)
Vantage at Coventry	2018	31,500,000	5,275,651	5,275,651	(1)

(1)

The Partnership’s maximum exposure will decrease to 50% of the construction loan balance upon receipt of the certificate of occupancy and to 25% of the construction loan balance when certain debt service coverage levels are achieved by the borrower.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include the delivery of LIHTCs, tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of September 30, 2019:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of September 30, 2019
Ohio Properties	2011	2026	$3,712,436
Greens of Pine Glen, LP	2012	2027	2,429,658

The Partnership has agreed, in limited instances, to indemnify certain parties to the TOB Trusts related to the PHC Certificates for claims by the Floater Certificates holders related to the calculation of interest and principal payments. The maximum exposure for such claims is up to the total value of the Floater Certificates plus accrued interest. The Partnership has not accrued any amount for this commitment as of September 30, 2019 because the likelihood of a claim is remote. The maximum exposure was approximately $36.0 million as of September 30, 2019.

19. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via private placements to five financial institutions. The Series A Preferred Units represent limited partnership interests in the Partnership and are redeemable in the future. The balance of Series A Preferred Units on the condensed consolidated balance sheet is presented net of issuance costs. The following table summarizes the outstanding Series A Preferred Units as of September 30, 2019 and December 31, 2018:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of September 30, 2019 and December 31, 2018	9,450,000	$94,500,000

20. Restricted Unit Awards (“RUAs”)

The Plan, as approved by the BUC holders, permits the grant of RUAs and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 3.0 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to approximately three years. Unvested RUAs are entitled to receive distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or Greystone Manager; or death or disability of the participant. All of the restrictions applicable to the previously unvested RUAs lapsed and all such RUAs became immediately vested and nonforfeitable upon the closing of the previously disclosed acquisition of all of the issued and outstanding partnership interests in the General Partner from Burlington Capital LLC (“Burlington”) by Greystone Manager and Greystone AF Holdings, LLC (“Greystone Holdings,” and collectively with Greystone Manager, “Greystone”), which occurred on September 10, 2019.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $3,266,000 and $622,000 for the three months ended September 30, 2019 and 2018, respectively.  The compensation expense for RUAs totaled approximately $3,636,000 and $1,372,000 for the nine months ended September 30, 2019 and 2018, respectively. Compensation expense is reported within general and administrative expenses in the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity as of and for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested as of January 1, 2018	242,069	$5.83
Granted	309,212	6.31
Vested	(279,034)	6.06
Forfeited	(6,957)	6.31
Nonvested as of December 31, 2018	265,290	$6.14
Granted	353,197	7.74
Vested	(618,487)	7.05
Nonvested as of September 30, 2019	-	$-

There was no unrecognized compensation expense related to nonvested RUAs granted under the Plan as of September 30, 2019.

21. Transactions with Related Parties

Effective September 10, 2019, Greystone acquired all of the issued and outstanding partnership interests of AFCA 2, at which time Burlington and its affiliates ceased to be related parties of the Partnership. The disclosures herein related to Burlington and its affiliates only reflect transactions that occurred through September 9, 2019.

The Partnership incurs costs for services and makes contractual payments to AFCA 2, the general partner of AFCA 2, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Partnership administrative fees paid to AFCA 2 (1)	$914,000	$940,000	$2,714,000	$2,789,000
Property management fees paid to an affiliate (2)	28,000	49,000	101,000	147,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (3)	12,000	-	44,000	-

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

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs for services provided to the borrower and based on the occurrence of certain investment and debt financing transactions. These fees were paid by the borrowers and are not reflected in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs and affiliates for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Non-Partnership property administrative fees received by AFCA 2 (1)	9,000	17,000	$27,000	$60,000
Investment/mortgage placement fees received by AFCA 2 (2)	-	1,189,000	822,000	2,787,000
MRB redemption administrative fee received by AFCA 2 (3)	-	114,000	-	114,000

(1)

AFCA 2 received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership.  These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. These amounts represent administrative fees received by AFCA 2 during the periods specified.

(2)	AFCA 2 received placement fees in connection with the acquisition of certain MRBs and investments in unconsolidated entities.
(3)	AFCA 2 received a one-time administrative fee related to early redemption of the Lake Forest MRB from the property in September 2018.

In addition, Properties Management provided services to seven of the properties collateralizing MRBs of the Partnership and one of the Partnership’s investments in unconsolidated entities. These property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, as applicable, and the construction loan for the unconsolidated entity. Properties Management ceased to be a related party effective September 10, 2019.

The Partnership reported receivables due from unconsolidated entities and affiliates totaling approximately $29,000 and $77,000 as of September 30, 2019 and December 31, 2018, respectively. These amounts are reported within other assets on the Partnership’s condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $599,000 and $330,000 as of September 30, 2019 and December 31, 2018, respectively. These amounts are reported within accounts payable, accrued expenses and other liabilities on the Partnership’s condensed consolidated balance sheets.

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

Investments in MRBs

The fair value of the Partnership’s investments in MRBs and taxable MRBs, as of September 30, 2019 and December 31, 2018, is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the MRBs and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure of the borrower, collateral, seniority or subordination to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs and taxable MRBs are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and taxable MRBs are categorized as a Level 3 input. As of September 30, 2019, the range of effective yields on the individual MRBs was 2.6% to 8.7% per annum, with a weighted average effective yield of 3.8% when weighted by the total principal outstanding of all MRBs as of the reporting date; and the range of effective yields on the individual taxable MRBs was 8.1% to 8.8% per annum, with a weighted average effective yield of 8.6% when weighted by the total principal outstanding of all taxable MRBs as of the reporting date.  As of December 31, 2018, the range of effective yields on the individual MRBs was 3.3% to 9.1% per annum, with a weighted average effective yield of 4.6% when weighted by the total principal outstanding of all MRBs as of the reporting date; and the range of effective yields on the individual taxable MRBs was 8.3% to 9.3% per annum, with a weighted average effective yield of 9.1% when weighted by the total principal outstanding of all taxable MRBs as of the reporting date.

Investments in PHC Certificates

The fair value of the Partnership’s investment in PHC Certificates as of September 30, 2019 and December 31, 2018 is based upon prices obtained from a third-party pricing service, which are indicative of market prices. There is no active trading market for the PHC Certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Certificate as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs.

The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness.  The Partnership also engages a second third-party pricing service to confirm the values developed by the primary third-party pricing service. The valuation methodologies used by the third-party pricing services encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input. As of September 30, 2019, the range of effective yields on the PHC Certificates was 4.5% to 5.4% per annum, with a weighted average effective yield of 5.3% when weighted by the principal outstanding of all PHC Certificates as of the reporting date. As of December 31, 2018, the range of effective yields on the PHC Certificates was 5.3% to 6.0% per annum, with a weighted average effective yield of 5.5% when weighted by the principal outstanding of all PHC Certificates as of the reporting date.

Interest Rate Derivatives.

The effect of the Partnership’s interest rate derivatives is to set a cap, or upper limit, subject to performance by the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement.   The effect of the Partnership’s interest rate swaps is to change a variable-rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore is categorized as a Level 3 input.  The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets measured at fair value on a recurring basis as of September 30, 2019 are summarized as follows:

	Fair Value Measurements as of September 30, 2019
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$747,157,387	$-	$-	$747,157,387
Mortgage revenue bonds	30,125,333	-	-	30,125,333
PHC Certificates	44,684,506	-	-	44,684,506
Taxable mortgage revenue bonds (reported within other assets)	1,427,336	-	-	1,427,336
Derivative instruments (reported within other assets)	52,605	-	-	52,605
Total Assets at Fair Value, net	$823,447,167	$-	$-	$823,447,167

The following tables summarize the activity related to Level 3 assets for the three and nine months ended September 30, 2019:

	For the Three Months Ended September 30, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2019	$759,526,707	$46,516,154	$1,441,316	$118,279	$807,602,456
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	35,542	2,915	-	(68,333)	(29,876)
Included in other comprehensive (loss) income	18,886,878	173,374	(11,936)	-	19,048,316
Purchases	-	-	-	29,527	29,527
Settlements	(1,166,407)	(2,007,937)	(2,044)	(26,868)	(3,203,256)
Ending Balance September 30, 2019	$777,282,720	$44,684,506	$1,427,336	$52,605	$823,447,167
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2019	$-	$-	$-	$(68,333)	$(68,333)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months Ended September 30, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2019	$732,153,435	$48,672,086	$1,409,895	$626,633	$782,862,049
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	106,909	(795)	-	(458,141)	(352,027)
Included in other comprehensive income	41,280,568	788,318	43,438	-	42,112,324
Purchases	19,250,000	-	-	29,527	19,279,527
Settlements	(15,508,192)	(4,775,103)	(25,997)	(145,414)	(20,454,706)
Ending Balance September 30, 2019	$777,282,720	$44,684,506	$1,427,336	$52,605	$823,447,167
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2019	$-	$-	$-	$(458,141)	$(458,141)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Assets measured at fair value on a recurring basis as of December 31, 2018 are summarized as follows:

	Fair Value Measurements as of December 31, 2018
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$645,258,873	$-	$-	$645,258,873
Mortgage revenue bonds	86,894,562	-	-	86,894,562
PHC Certificates	48,672,086	-	-	48,672,086
Taxable mortgage revenue bonds (reported within other assets)	1,409,895	-	-	1,409,895
Derivative instruments (reported within other assets)	626,633	-	-	626,633
Total Assets at Fair Value, net	$782,862,049	$-	$-	$782,862,049

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

In September 2019 and 2018, the Partnership determined that the land held for development in Gardner, KS was impaired. The Partnership recorded impairment charges of $75,000 and $150,000 in the third quarter of 2019 and 2018, respectively. The impairment charges represent the difference between the Partnership’s carrying value and the estimated fair value of the land.

As of September 30, 2019 and December 31, 2018, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are indicative of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liabilities values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS Financings are credit enhanced by Freddie Mac. The variable-rate TOB Trust financings are credit enhanced by either Deutsche Bank or Mizuho. The table below summarizes the fair value of the financial liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and LOCs	$552,012,130	$572,810,140	$541,322,765	$550,766,809
Mortgages payable and other secured financing	27,049,871	27,078,357	27,454,375	27,552,748

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss allowance, are reported as such on the Partnership’s condensed consolidated balance sheets.  As of September 30, 2019, the Partnership held 76 MRBs. The Residential Properties financed by MRBs contain a total of 10,871 rental units. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All general and administrative expenses on the condensed consolidated statements of operations are reported within this segment.

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of September 30, 2019, the segment includes two MF Properties comprised of a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trusts Segment

The Public Housing Capital Fund Trusts segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (Note 7) and the related debt financings.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and made property loans to certain multifamily housing properties (Note 10).

The following tables detail certain key financial information for the Partnership’s reportable segments for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues
Mortgage Revenue Bond Investments	$10,383,867	$21,440,970	$31,074,582	$44,609,666
MF Properties	1,974,546	2,285,736	6,002,971	7,099,690
Public Housing Capital Fund Trusts	589,024	617,661	1,812,779	1,860,728
Other Investments	1,918,265	1,656,748	7,986,302	4,674,230
Total revenues	$14,865,702	$26,001,115	$46,876,634	$58,244,314

Interest expense
Mortgage Revenue Bond Investments	$5,789,009	$5,583,512	$16,894,378	$16,208,340
MF Properties	365,995	472,796	1,096,016	1,325,019
Public Housing Capital Fund Trusts	354,017	338,375	1,120,482	557,955
Other Investments	-	-	-	-
Total interest expense	$6,509,021	$6,394,683	$19,110,876	$18,091,314

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-	$-	$-
MF Properties	743,503	849,516	2,380,815	2,672,925
Public Housing Capital Fund Trusts	-	-	-	-
Other Investments	-	-	-	-
Total depreciation expense	$743,503	$849,516	$2,380,815	$2,672,925

Net income (loss)
Mortgage Revenue Bond Investments	$(2,492,643)	$12,039,700	$1,836,196	$18,647,585
MF Properties	(434,099)	4,228,494	(946,230)	3,770,339
Public Housing Capital Fund Trusts	235,007	(30,672)	692,297	161,753
Other Investments	12,399,638	1,645,533	18,463,643	4,645,803
Net income	$9,707,903	$17,883,055	$20,045,906	$27,225,480

The following table details total assets for the Partnership’s reportable segments as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Total assets
Mortgage Revenue Bond Investments	$921,054,641	$864,311,647
MF Properties	71,013,626	71,120,280
Public Housing Capital Fund Trusts	45,014,774	48,942,334
Other Investments	87,089,136	85,048,514
Consolidation/eliminations	(90,671,007)	(86,709,529)
Total assets	$1,033,501,170	$982,713,246

24. Subsequent Events

In October 2019, the Partnership executed a $7.4 million equity commitment to fund construction of the Vantage at O’Connor multifamily property in San Antonio, TX.

In October 2019, the Partnership extended the maturity of the Term TOB Trust financing secured by the Pro Nova 2014-1 MRB from October 2019 to January 2020.

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

As of September 30, 2019, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Public Housing Capital Fund Trusts, (3) MF Properties, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the first, second and third quarters of 2019 and 2018:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2019
Investment in an unconsolidated entity	1	$1,018	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	9,714	N/A	$1,265	9
Property loan advance	1	406	N/A	N/A	10

For the Three Months Ended June 30, 2019
Mortgage revenue bond acquisitions	2	$13,200	N/A	N/A	6
Mortgage revenue bond redemption	1	6,228	N/A	N/A	6
Mortgage revenue bonds restructured	3	13,960	N/A	N/A	6
Investments in unconsolidated entities	3	10,692	N/A	N/A	9

For the Three Months Ended March 31, 2019
Mortgage revenue bond acquisitions	2	$6,050	N/A	N/A	6
Mortgage revenue bond redemption	1	5,574	N/A	N/A	6
Investments in unconsolidated entities	3	6,594	N/A	N/A	9
Property loan redemption	1	8,368	N/A	$753	10

For the Three Months Ended September 30, 2018
Mortgage revenue bond redemptions	3	$17,567	$15,917	$1,062	6, 15
MF Property sold	1	13,450	7,500	1,001	8, 16
Investments in unconsolidated entities	6	18,946	N/A	N/A	9
Property loan redemptions	2	5,113	N/A	N/A	10

For the Three Months Ended June 30, 2018
Mortgage revenue bond acquisition	1	$19,540	N/A	N/A	6
Mortgage revenue bond redemptions	4	11,000	$7,710	N/A	6, 15
Investments in unconsolidated entities	4	6,764	N/A	N/A	9
Property loan redemptions	3	500	N/A	N/A	10

For the Three Months Ended March 31, 2018
Mortgage revenue bond redemptions	3	$10,447	$7,345	N/A	6, 15
Investments in unconsolidated entities	3	12,323	N/A	N/A	9

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the first, second and third quarters of 2019 and 2018, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2019
Net repayment on unsecured LOCs	1	$10,000	No	N/A	14
Refinancing of M24 TEBS Financing	1	-	Yes	N/A	15
Refinancing of M33 TEBS Financing and Premium Proceeds	1	435	Yes	N/A	15
Proceeds from new TOB Financings with Mizuho	8	104,056	Yes	N/A	15
Repayment of TOB Financings with Deutsche Bank	3	34,185	Yes	N/A	15
Repayment of Term TOB Financing with Deutsche Bank	1	37,553	Yes	N/A	15
Repayment of Term A/B Financings with Deutsche Bank	2	10,516	Yes	N/A	15
Interest rate derivative purchased	1	30	N/A	4.5%	17

For the Three Months Ended June 30, 2019
Net repayments on unsecured LOCs	2	$12,459	No	N/A	14
Proceeds from new Term TOB Financings with Morgan Stanley	1	13,167	Yes	N/A	15

For the Three Months Ended March 31, 2019
Proceeds from new Term A/B Financings with Deutsche Bank	2	$5,264	Yes	N/A	15

For the Three Months Ended September 30, 2018
Net repayments on unsecured LOCs	2	$21,074	No	N/A	14
Proceeds from M45 TEBS Financings	1	221,540	Yes	N/A	15
Proceeds from new Term A/B Financings with Deutsche Bank	4	17,380	Yes	N/A	15
Term A/B Trusts repayments related to M45 TEBS	24	208,689	Yes	N/A	15
Repayment of Term A/B Financings with Deutsche Bank	2	10,885	Yes	N/A	15
Interest rate swap terminated	1	-	N/A	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	384	N/A	N/A	N/A

For the Three Months Ended June 30, 2018
Net repayment on unsecured LOCs	1	$460	No	N/A	14

For the Three Months Ended March 31, 2018
Proceeds on issuance of BUCs, net of issuance costs	1	$192	N/A	N/A	N/A

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

Mortgage Revenue Bond Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$10,384	$21,441	$(11,057)	-51.6%	$31,075	$44,610	$(13,535)	-30.3%
Interest expense	5,789	5,584	205	3.7%	16,894	16,208	686	4.2%
Segment net income (loss)	(2,493)	12,040	(14,533)	-120.7%	1,836	18,648	(16,812)	-90.2%

The following tables summarize the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three and nine months ended September 30, 2019 and 2018. The net of interest income from interest-earning assets and interest expense for interest-bearing liabilities is the segment’s net interest income. The average balances are based primarily on monthly averages during the respective periods. All amounts are in thousands.

	For the Three Months Ended September 30,
	2019				2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$677,993	$10,086	6.0%		$704,700	$10,847		6.2%
Property loans	7,796	147	7.5%		12,090	4,742	(1)	156.9%
Other investments	1,756	46	10.5%		2,735	72		10.5%
Total interest-earning assets	$687,545	$10,279	6.0%		$719,525	$15,661		8.7%
Contingent interest income		-				4,246	(2)
MRB redemption income		-				1,519	(3)
Non-investment income		105				15
Total revenues		$10,384				$21,441

Interest-bearing liabilities:
Unsecured & secured lines of credit	$15,700	$227	5.8%		$40,386	$583		5.8%
Fixed TEBS financing	274,791	2,781	4.0%		110,750	1,374		5.0%
Variable TEBS financing	98,228	1,216	5.0%	(4)	192,345	1,701		3.5%
Fixed Term A/B & TOB financing	89,176	1,087	4.9%		207,932	1,969		3.8%
Variable TOB financing	40,470	410	4.1%		N/A	N/A		N/A
Derivative fair value adjustments	N/A	68	N/A		N/A	(43)		N/A
Total interest-bearing liabilities	$518,365	$5,789	4.5%		$551,413	$5,584		4.1%
Net interest income		$4,490	2.6%			$10,077		5.6%

(1)

Interest income includes approximately $4.6 million of interest received on redemption of the Lake Forest property loans in September 2018. The interest received was not previously recognized as income as the property loans were on nonaccrual status.

(2)	Contingent interest income was realized upon redemption of the Lake Forest MRB in September 2018.
(3)	MRB redemption income was related to additional proceeds received upon redemption of the Lake Forest MRB in September 2018.
(4)

The increase in the average rate of variable TEBS financing was due primarily to approximately $496,000 of previously unamortized deferred financing costs that were recognized as interest expense upon refinancing of the M33 TEBS financing to a fixed interest rate in July 2019.

	For the Nine Months Ended September 30,
	2019				2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$673,143	$30,340	6.0%		$707,375	$32,999	(1)	6.2%
Property loans	7,675	432	7.5%		13,043	5,029	(2)	51.4%
Other investments	1,772	140	10.5%		2,754	580	(3)	28.1%
Total interest-earning assets	$682,590	$30,912	6.0%		$723,172	$38,608		7.1%
Contingent interest income		-				4,246	(4)
MRB redemption income		29				1,519	(5)
Non-investment income		134				237
Total revenues		$31,075				$44,610

Interest-bearing liabilities:
Unsecured & secured lines of credit	$26,036	$1,121	5.7%		$44,109	$1,758		5.3%
Fixed TEBS financing	242,372	7,430	4.1%		44,300	1,374		4.1%
Variable TEBS financing	131,509	4,122	4.2%	(6)	194,181	5,059		3.5%
Fixed Term A/B & TOB financing	96,458	3,353	4.6%		276,741	8,517		4.1%
Variable TOB financing	16,188	410	3.4%		N/A	N/A		N/A
Derivative fair value adjustments	N/A	458	N/A		N/A	(500)		N/A
Total interest-bearing liabilities	$512,563	$16,894	4.4%		$559,331	$16,208		3.9%
Net interest income		$14,018	2.7%			$22,400		4.1%

(1)	Interest income includes approximately $333,000 of additional interest income that is non-recurring.
(2)

Interest income includes approximately $4.6 million of interest received on redemption of the Lake Forest property loans in September 2018. The interest received was not previously recognized as income as the property loans were on nonaccrual status.

(3)	Interest income includes approximately $354,000 of additional interest income that is non-recurring.
(4)	Contingent interest income was realized upon redemption of the Lake Forest MRB in September 2018.
(5)	MRB redemption income was related to additional proceeds received upon redemption of the Lake Forest MRB in September 2018.
(6)

The increase in the average rate of variable TEBS financing was due primarily to approximately $496,000 of previously unamortized deferred financing costs that were recognized as interest expense upon refinancing of the M33 TEBS financing to a fixed interest rate in July 2019.

The following tables summarize the changes in interest income and interest expense between the three and nine months ended September 30, 2019 and 2018, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the assets and liabilities. All amounts are in thousands.

	For the Three Months Ended September 30, 2019 vs. 2018					For the Nine Months Ended September 30, 2019 vs. 2018
	Total Change	Volume $ Change		Rate $ Change		Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(761)	$(411)	(1)	$(350)		$(2,659)	$(1,597)	(1)	$(1,062)
Property loans	(4,595)	(1,684)		(2,911)		(4,597)	(2,070)		(2,527)
Other investments	(26)	(26)		-		(440)	(207)		(233)
Total interest-earning assets	$(5,382)	$(2,121)		$(3,261)		$(7,696)	$(3,874)		$(3,822)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(356)	$(356)		$-		$(637)	$(720)		$83
Fixed TEBS financing	1,407	2,035		(628)		6,056	6,143	(3)	(87)
Variable TEBS financing	(485)	(832)		347	(2)	(937)	(1,633)		696	(2)
Fixed Term A/B & TOB financing	(882)	(1,125)		243		(5,164)	(5,548)	(3)	384
Variable TOB financing	410	410		-		410	410		-
Derivative fair value adjustments	111	N/A		111		958	N/A		958
Total interest-bearing liabilities	$205	$132		$73		$686	$(1,348)		$2,034
Net interest income	$(5,587)	$(2,253)		$(3,334)		$(8,382)	$(2,526)		$(5,856)

(1)	The decrease in volume is due primarily to the redemption of the Vantage at Judson Series B MRB in December 2018 and the scheduled redemption of various subordinate bonds during 2018.
(2)

The increase in rate for the variable TEBS financing was due primarily to approximately $496,000 of previously unamortized deferred financing costs that were recognized as interest expense upon refinancing of the M33 TEBS financing to a fixed interest rate in July 2019.

(3)

The fixed-rate M45 TEBS Financing closed in August 2018 through the securitization of 25 MRBs. Of the 25 MRBs included in the financing, 24 MRBs were in Term A/B Trusts that were collapsed prior to the closing of the M45 TEBS Financing.

Comparison of the three months ended September 30, 2019 and 2018

The decrease in total revenues and the increase in total interest expense for the three months ended September 30, 2019 as compared to the same period in 2018 was due to the rate and volume changes noted in the tables above.

Segment net income for the three months ended September 30, 2019 decreased as compared to the same period in 2018. The change consisted of the decrease in total revenues and increase in interest expense detailed in the tables above, offset by an increase of approximately $2.6 million in restricted unit compensation expense related to issuances and vesting during the third quarter of 2019. Upon the closing of the acquisition by Greystone of AFCA 2 on September 10, 2019, all outstanding restricted units vested and all previously unrecognized compensation expense was recognized. In addition, there was an increase of approximately $530,000 in professional fees due primarily to lower than usual consulting expenses in the third quarter of 2018.

Comparison of the nine months ended September 30, 2019 and 2018

The decrease in total revenues and increase in total interest expense for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to the rate and volume changes noted in the tables above.

The decrease in segment net income for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to the decrease in total revenues and increase in interest expense detailed in the tables above and an increase of approximately $2.3 million in restricted unit compensation related to vesting in the third quarter of 2019. Upon the closing of the acquisition by Greystone of AFCA 2 on September 10, 2019, all outstanding restricted units vested and all previously unrecognized compensation expense was recognized.

Public Housing Capital Fund Trusts Segment

The PHC Certificates within this segment consist of custodial receipts evidencing loans made to public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program.

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$589	$618	$(29)	-4.7%	$1,813	$1,861	$(48)	-2.6%
Interest expense	354	338	16	4.7%	1,120	558	562	100.7%
Segment net income (loss)	235	(31)	266	858.1%	692	162	530	327.2%

Comparison of the three months ended September 30, 2019 and 2018

Total revenues were down slightly for the three months ended September 30, 2019 as compared to the same periods in 2018 due to principal repayments.

The increase in interest expense for the three months ended September 30, 2019 as compared to the same period in 2018 was due primarily to fair value adjustments to interest rate swaps. The net increase in interest expense related to these adjustments was approximately $48,000, partially offset by the impact of lower interest rates and principal balances.

The increase in segment net income for the three months ended September 30, 2019 as compared to the same period in 2018 was due to the revenue and interest expense changes noted above and an impairment charge of approximately $310,000 recognized in the third quarter of 2018 that did not recur in 2019.

Comparison of the nine months ended September 30, 2019 and 2018

Total revenues were down slightly for the nine months ended September 30, 2019 as compared to the same periods in 2018 due to principal repayments.

The increase in interest expense for the nine months ended September 30, 2019 as compared to the same period in 2018 was due primarily to fair value adjustments to interest rate swaps. The net increase in interest expense related to these adjustments was approximately $588,000, partially offset by the impact of lower interest rates and principal balances.

The increase in segment net income for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to the revenue and interest expense changes noted above and impairment charges of approximately  $1.1 million recognized in 2018 that did not recur in 2019.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties. As of September 30, 2019 and 2018, the Partnership and its consolidated subsidiaries owned two MF Properties which contained a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
MF Properties
Total revenues	$1,975	$2,286	$(311)	-13.6%	$6,003	$7,100	$(1,097)	-15.5%
Gain on sales of real estate assets, net	-	4,051	(4,051)	-100.0%	-	4,051	(4,051)	-100.0%
Interest expense	366	473	(107)	-22.6%	1,096	1,325	(229)	-17.3%
Segment net income (loss)	(434)	4,228	(4,662)	-110.3%	(946)	3,770	(4,716)	-125.1%

Comparison of the three months ended September 30, 2019 and 2018

The decrease in total revenues for the three months ended September 30, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $396,000 from the sale of the Jade Park MF Property in September 2018.

The gain on sales of real estate assets for the three months ended September 30, 2018 is related to the sale of the Jade Park MF Property in September 2018. There was no gain on sale of real estate assets for the three months ended September 30, 2019.

The decrease in interest expense for the three months ended September 30, 2019 as compared to the same period in 2018 was due primarily to a decrease in the average principal outstanding of approximately $4.4 million, which reduced interest expense by approximately $58,000. This resulted primarily from the repayment of the Jade Park mortgage payable upon the sale of the property in September 2018.

The decrease in segment net income for the three months ended September 30, 2019 as compared to the same period in 2018 was due primarily to the changes in revenues, interest expense and gain on sales of real estate assets described above. In addition, there were decreases in real estate operating expenses of approximately $202,000 due to the Jade Park MF Property sale in September 2018, offset by a decrease in income tax benefit of approximately $742,000 due to tax adjustments recorded in the third quarter of 2018 that did not recur in the third quarter of 2019.

Comparison of the nine months ended September 30, 2019 and 2018

The decrease in total revenues for the nine months ended September 30, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $1.2 million from the sale of the Jade Park MF Property in September 2018.

The gain on sales of real estate assets for the nine months ended September 30, 2018 is related to the sale of the Jade Park MF Property in September 2018. There was no gain on sale of real estate assets for the nine months ended September 30, 2019.

The decrease in interest expense for the nine months ended September 30, 2019 as compared to the same period in 2018 was due primarily to a decrease in the average principal outstanding of approximately $4.4 million, which reduced interest expense by approximately $168,000. This resulted primarily from the repayment of the Jade Park mortgage payable upon the sale of the property in September 2018.

The decrease in segment net income for the nine months ended September 30, 2019 as compared to the same period in 2018 was due primarily to the changes in revenues and interest expense described above. In addition, there was:

•	Decreases in real estate operating expenses of approximately $589,000 and depreciation expense of approximately $267,000 due to the Jade Park MF Property sale in September 2018;
•

A decrease in general operating expenses at the Suites on Paseo MF Property of approximately $188,000 due to utility expense adjustments in 2019 and one-time costs in 2018 that did not recur in 2019; and

•	A decrease in income tax benefit of approximately $795,000 related to tax adjustments upon filing the Greens Hold Co tax returns during 2018 that did not recur in 2019.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily properties and issues property loans due from other multifamily properties.

The following table compares operating results for the Other Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other Investments
Total revenues	$1,918	$1,657	$261	15.8%	$7,986	$4,674	$3,312	70.9%
Gain on sale of investment in an unconsolidated entity	10,476	-	10,476	N/A	10,476	-	10,476	N/A
Segment net income	12,400	1,646	10,754	653.3%	18,464	4,646	13,818	297.4%

Comparison of the three months ended September 30, 2019 and 2018

The increase in total revenues for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to the following:

•	An increase of approximately $646,000 related to additional investments in unconsolidated entities of $41.5 million during 2018 and $18.3 million during the nine months ended September 30, 2019; and
•	A decrease of approximately $388,000 due to the redemption of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively.

The gain on sale of investment in an unconsolidated entity was related to the sale of the Vantage at Panama City Beach property in September 2019.

The change in segment net income for the three months ended September 30, 2019 as compared to the same period in 2018 was due to the change in total revenues and gain on sale of an unconsolidated entity discussed above.

Comparison of the nine months ended September 30, 2019 and 2018

The increase in total revenues for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to:

•

Approximately $3.0 million of contingent interest income recognized upon redemption of the Vantage at Brooks, LLC property loan in January 2019 and no such transaction occurred during the nine months ended September 30, 2018;

•

An increase of approximately $1.4 million related to additional investments in unconsolidated entities of $41.5 million during 2018 and $18.3 million during the nine months ended September 30, 2019; and

•	A decrease of approximately $1.2 million due to the redemption of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively.

The gain on sale of investment in an unconsolidated entity was related to the sale of the Vantage at Panama City Beach property in September 2019.

The change in segment net income for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to the change in total revenues and gain on sale of an unconsolidated entity discussed above.

Discussion of the Residential Properties Securing our Mortgage Revenue Bonds and MF Properties

The following tables outline information regarding the Residential Properties for which we hold MRBs as investments. The tables also contain information about the MF Properties. The narrative discussion that follows provides a brief operating analysis of each category as of September 30, 2019 and 2018, and for the nine months ended September 30, 2019 and 2018.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) as of September 30, 2019.  Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current as of September 30, 2019.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the Nine Months Ended September 30,
Property Name	State	2019	2019	2018	2019	2018
Non-Consolidated Properties-Stabilized (3)
Courtyard Apartments	CA	108	98%	99%	98%	99%
Glenview Apartments	CA	88	99%	93%	97%	97%
Harden Ranch	CA	100	100%	99%	96%	96%
Harmony Court Bakersfield	CA	96	99%	96%	95%	96%
Harmony Terrace	CA	136	99%	99%	127%	126%
Las Palmas	CA	81	100%	100%	99%	98%
Montclair Apartments	CA	80	98%	96%	102%	99%
Montecito at Williams Ranch	CA	132	92%	97%	108%	92%
San Vicente	CA	50	100%	100%	101%	95%
Santa Fe Apartments	CA	89	97%	97%	97%	96%
Seasons at Simi Valley	CA	69	100%	100%	120%	119%
Seasons Lakewood	CA	85	100%	98%	99%	102%
Seasons San Juan Capistrano	CA	112	96%	99%	101%	99%
Solano Vista (7)	CA	96	99%	n/a	107%	n/a
Summerhill	CA	128	95%	98%	97%	97%
Sycamore Walk	CA	112	99%	99%	90%	98%
The Village at Madera	CA	75	99%	100%	97%	97%
Tyler Park Townhomes	CA	88	99%	100%	98%	97%
Vineyard Gardens	CA	62	100%	98%	101%	102%
Westside Village Market	CA	81	99%	100%	99%	100%
Brookstone Apartments (8)	IL	168	97%	97%	100%	96%
Copper Gate (9)	IN	128	98%	98%	99%	96%
Renaissance Gateway (8)	LA	208	98%	95%	90%	102%
Live 929 Apartments	MD	572	90%	84%	82%	85%
Woodlynn Village	MN	59	98%	100%	97%	97%
Gateway Village (7)	NC	64	94%	n/a	88%	n/a
Greens of Pine Glen Apartments	NC	168	96%	96%	91%	91%
Lynnhaven Apartments (7)	NC	75	92%	n/a	89%	n/a
Silver Moon	NM	151	91%	97%	88%	89%
Village at Avalon (6)	NM	240	99%	n/a	95%	n/a
Ohio Properties (4)	OH	362	98%	98%	95%	94%
Bridle Ridge Apartments	SC	152	94%	99%	89%	97%
Columbia Gardens (9)	SC	188	94%	95%	93%	95%
Companion at Thornhill Apartments	SC	179	99%	97%	92%	87%
Cross Creek Apartments	SC	144	98%	95%	90%	91%
Palms at Premier Park	SC	240	99%	93%	90%	89%
Village at River's Edge (8)	SC	124	98%	100%	98%	98%
Willow Run (9)	SC	200	91%	94%	90%	90%
Arbors at Hickory Ridge	TN	348	87%	90%	77%	84%
Avistar at Copperfield	TX	192	93%	95%	88%	84%
Avistar at the Crest	TX	200	95%	94%	80%	76%
Avistar at the Oaks	TX	156	96%	97%	86%	85%
Avistar at the Parkway	TX	236	90%	86%	80%	78%
Avistar at Wilcrest	TX	88	91%	92%	83%	79%
Avistar at Wood Hollow	TX	409	98%	97%	91%	81%
Avistar in 09	TX	133	100%	97%	89%	88%
Avistar on the Boulevard	TX	344	97%	94%	84%	81%
Avistar on the Hills	TX	129	97%	98%	87%	89%
Bella Vista Apartments (5)	TX	n/a	n/a	95%	n/a	87%
Bruton Apartments	TX	264	87%	94%	85%	87%
Concord at Gulfgate	TX	288	95%	94%	83%	86%
Concord at Little York	TX	276	93%	96%	86%	89%
Concord at Williamcrest	TX	288	97%	96%	91%	90%
Crossing at 1415	TX	112	96%	90%	86%	83%
Decatur Angle	TX	302	92%	89%	83%	80%
Esperanza at Palo Alto	TX	322	94%	96%	83%	87%
Heights at 515	TX	96	94%	97%	87%	89%
Heritage Square Apartments	TX	204	97%	88%	71%	75%
Oaks at Georgetown	TX	192	93%	92%	92%	92%
Runnymede Apartments	TX	252	98%	100%	91%	95%
South Park Ranch Apartments	TX	192	98%	99%	92%	93%
Vantage at Judson (5)	TX	n/a	n/a	94%	n/a	83%
15 West Apartments	WA	120	98%	97%	96%	96%
		10,433	95%	95%	90%	89%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(4)	The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.
(5)	The MRB associated with the property was redeemed during 2018, so the number of units and occupancy are not applicable as of and for the nine months ended September 30, 2019.
(6)

The property relates to a forward bond purchase commitment that was executed after September 30, 2018. The property was considered stabilized when the MRB was acquired. Information was not available for the 2018 periods presented.

(7)	Previous period occupancy information is not available as these are new investments acquired after September 30, 2018.
(8)	The physical and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of June 30, 2019.
(9)	The economic occupancy amounts are based on the latest available financial information, which is as of June 30, 2019. Physical occupancy is as of September 30, 2019.

Physical and economic occupancy as of and for the nine months ended September 30, 2019 were relatively consistent with the same period in 2018.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have not met the stabilization criteria (see footnote 3 below the table) as of September 30, 2019. Debt service on the Partnership’s MRBs for the non-consolidated non-stabilized properties was current as of September 30, 2019.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the Nine Months Ended September 30,
Property Name	State	2019	2019	2018	2019	2018
Non-Consolidated Properties-Non Stabilized (3)
Montevista (4)	CA	82	98%	n/a	110%	n/a
Rosewood Townhomes	SC	100	98%	70%	84%	73%
South Pointe Apartments	SC	256	92%	67%	79%	77%
		438	94%	68%	84%	76%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Previous period occupancy information is not available as this was a new investment acquired after September 30, 2018.

Physical occupancy for the non-stabilized Residential Properties increased as of September 30, 2019 as compared to September 30, 2018 due to a new investment in Montevista with higher than average occupancy and increased occupancy at Rosewood Townhomes and South Pointe Apartments, which are nearing the completion of rehabilitation projects begun in 2018.

Economic occupancy for the non-stabilized Residential Properties increased for the nine months ended September 30, 2019 as compared to the same period in 2018 due to increasing physical occupancy at Rosewood Townhomes and South Pointe Apartments. We expect economic occupancy for these non-stabilized properties to increase in future periods as the properties complete rehabilitation and lease-up.

MF Properties

As of September 30, 2019, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the nine months ended September 30, 2019, both MF Properties met the stabilization criteria (see footnote 3 below the table). The MF properties are encumbered by mortgage loans with an aggregate principal balance of $27.1 million as of September 30, 2019.  Debt service on our mortgage payables was current as of September 30, 2019.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the Nine Months Ended September 30,
Property Name	State	2019	2019	2018	2019	2018
MF Properties-Stabilized (3)
Suites on Paseo	CA	384	90%	92%	87%	90%
The 50/50	NE	475	99%	99%	86%	80%
		859	95%	96%	86%	86%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

The physical and economic occupancy as of and for the nine months ended September 30, 2019 were consistent as compared to the same period in 2018. These projects are stabilized and we are focused on maintaining high occupancy and efficient operations.

Results of Operations

The tables and following discussions of the Partnership’s change in operating results for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The table below compares revenue and other income for the Partnership for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues and Other Income:
Property revenues	$1,975	$2,286	$(311)	-13.6%	$6,003	$7,025	$(1,022)	-14.5%
Investment income	12,590	12,733	(143)	-1.1%	37,073	38,361	(1,288)	-3.4%
Contingent interest income	3	4,246	(4,243)	-99.9%	3,045	4,246	(1,201)	-28.3%
Other interest income	207	5,218	(5,011)	-96.0%	636	7,020	(6,384)	-90.9%
Other income	91	1,519	(1,428)	-94.0%	120	1,593	(1,473)	-92.5%
Gain on sale of real estate assets, net	-	4,051	(4,051)	-100.0%	-	4,051	(4,051)	-100.0%
Gain on sale of investment in an unconsolidated entity	10,476	-	10,476	N/A	10,476	-	10,476	N/A
Total Revenues and Other Income	$25,342	$30,053	$(4,711)	-15.7%	$57,353	$62,296	$(4,943)	-7.9%

Discussion of the Total Revenues and Other Income for the Three Months Ended September 30, 2019 and 2018

Property revenues.  The decrease in property revenues for the three months ended September 30, 2019 as compared to the same period in 2018 is due primarily to a decrease of approximately $396,000 from the sale of the Jade Park MF Property in September 2018.

Investment income.    The decrease in investment income for the three months ended September 30, 2019 as compared to the same period in 2018 was due to the following factors:

•

Decreases of approximately of approximately $411,000 and $350,000 related to decreasing MRB volume and interest rates, respectively. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•

An increase of approximately $646,000 in investment interest income related to additional investments in unconsolidated entities during 2019 and 2018. We made investments in unconsolidated entities totaling approximately $41.5 million during 2018 and $18.3 million during the nine months ended September 30, 2019.

Contingent interest income. There was minimal contingent interest income recognized for the three months ended September 30, 2019. The contingent interest income recognized for the three months ended September 30, 2018 was realized upon redemption of the Lake Forest MRB and sale of the underlying property.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The decrease in other interest income for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to approximately $4.6 million of interest income realized on the redemption of the Lake Forest property loans during 2018 that did not recur in 2019. In addition, we experienced a decrease of approximately $388,000 related to redemptions of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively.

Other income. Other income was minimal for the three months ended September 30, 2019. The other income reported for the three months ended September 30, 2018 related to early redemption of the Lake Forest MRB in September 2018.

Gain on sale of real estate assets, net.  The gain on sale for the three months ended September 30, 2018 related to the sale of the Jade Park MF Property in September 2018. There was no gain on sale reported for the three months ended September 30, 2019.

Gain on sale of investment in an unconsolidated entity. The gain on sale of investment in an unconsolidated entity for the three months ended September 30, 2019 related to the sale of the Vantage at Panama City Beach property in September 2019. There was no gain on sale reported for the three months ended September 30, 2018.

Discussion of the Total Revenues and Other Income for the Nine Months Ended September 30, 2019 and 2018

Property revenues.  The decrease in property revenues for the nine months ended September 30, 2019 as compared to the same period in 2018 is due primarily to a decrease of approximately $1.2 million from the sale of the Jade Park MF Property in September 2018.

Investment income.  The decrease in investment income for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to the following factors:

•

Decreases of approximately $1.6 million and $1.1 million related to decreasing MRB volume and interest rates, respectively. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•

An increase of approximately $1.4 million in investment interest income related to additional investments in unconsolidated entities during 2019 and 2018. We made investments in unconsolidated entities totaling approximately $41.5 million during 2018 and $18.3 million during the nine months ended September 30, 2019.

Contingent interest income. The contingent interest income recognized for the nine months ended September 30, 2019 was predominantly realized upon redemption of the Vantage at Brooks, LLC property loan in January 2019. The contingent interest income recognized for the nine months ended September 30, 2018 was realized upon redemption of the Lake Forest MRB and sale of the underlying property in September 2018.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The decrease in other interest income for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to approximately $4.6 million of interest income realized on redemption of the Lake Forest property loans in September 2018 that did not recur in 2019, a decrease of approximately $1.2 million related to redemptions of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively, and non-recurring interest income of approximately $354,000 recognized in 2018. The remaining decrease was due to less interest recognized on cash balances during the nine months ended September 30, 2019.

Other income. Other income was minimal for the nine months ended September 30, 2019. Other income recognized for the nine months ended September 30, 2018 consists primarily of approximately $1.5 million additional income realized upon early redemption of the Lake Forest MRB in September 2018.

Gain on sale of real estate assets, net.  The gain on sale for the nine months ended September 30, 2018 related to the sale of the Jade Park MF Property in September 2018. There was no gain on sale reported for the nine months ended September 30, 2019.

Gain on sale of investment in an unconsolidated entity. The gain on sale of investment in an unconsolidated entity for the nine months ended September 30, 2019 related to the sale of the Vantage at Panama City Beach property in September 2019. There was no gain on sale reported for the nine months ended September 30, 2018.

The table below compares expenses for the Partnership for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,382	$1,607	$(225)	-14.0%	$3,478	$4,293	$(815)	-19.0%
Impairment of securities	-	310	(310)	-100.0%	-	1,141	(1,141)	-100.0%
Impairment charge on real estate assets	75	150	(75)	-50.0%	75	150	(75)	-50.0%
Depreciation and amortization	744	865	(121)	-14.0%	2,384	2,693	(309)	-11.5%
Interest expense	6,509	6,394	115	1.8%	19,111	18,091	1,020	5.6%
General and administrative	6,992	3,653	3,339	91.4%	12,268	9,506	2,762	29.1%
Total Expenses	$15,702	$12,979	$2,723	21.0%	$37,316	$35,874	$1,442	4.0%

Discussion of the Total Expenses for the Three Months Ended September 30, 2019 and 2018

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The decrease in real estate operating expenses for the three months ended September 30, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $202,000 related to the sale of the Jade Park MF Property in September 2018.

Impairment of securities. There was no impairment of securities recognized for the three months ended September 30, 2019. The impairment of securities for the three months ended September 30, 2018 related to decreases in the fair value of the PHC Certificates.

Impairment charge on real estate assets.  The impairment charge on real estate assets for the three months ended September 30, 2019 and 2018 related to the land held for development in Gardner, KS.

Depreciation and amortization expense.  Depreciation relates entirely to the MF Properties.  Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties.  The decrease in depreciation and amortization for the three months ended September 30, 2019 as compared to the same period in 2018 was due primarily to a decrease in depreciation expense of approximately $76,000 at the 50/50 related to furniture & fixtures that became fully depreciated in July 2019.

Interest expense. The increase in interest expense for the three months ended September 30, 2019 as compared to the same period in 2018 was due to the following factors:

•	A decrease of approximately $400,000 due to lower average principal outstanding;
•	An increase of approximately $19,000 due to an increase in effective interest rates of the debt financing portfolio;
•	An increase of approximately $160,000 related to fair value adjustments to interest rate derivatives, net of cash paid; and
•	An increase of approximately $336,000 in amortization of deferred financing costs.

General and administrative expenses.  The increase in general and administrative expenses for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to an increase of approximately $2.6 million in restricted unit compensation expense. Upon the closing of the acquisition by Greystone of AFCA 2 on September 10, 2019, all outstanding restricted units vested and all previously unrecognized compensation expense was recognized. In addition, there was an increase of approximately $530,000 in professional fees due primarily to lower than usual consulting expenses in the third quarter of 2018.

Discussion of the Total Expenses for the Nine Months Ended September 30, 2019 and 2018

Real estate operating expenses.  The decrease in real estate operating expenses for the nine months ended September 30, 2019 as compared to the same period in 2018 was due primarily to a decrease of approximately $589,000 related to the sale of the Jade Park MF Property in September 2018. In addition, there was decrease of approximately $188,000 at the Suites on Paseo MF Property due to utility expense adjustments in 2019, and one-time costs in 2018 that did not recur in 2019.

Impairment of securities. There was no impairment of securities recognized for the nine months ended September 30, 2019. The impairment of securities for the nine months ended September 30, 2018 related to decreases in the fair value of the PHC Certificates.

Impairment charge on real estate assets.  The impairment charge on real estate assets for the nine months ended September 30, 2019 and 2018 related to the land held for development in Gardner, KS.

Depreciation and amortization expense. The decrease in depreciation and amortization for the nine months ended September 30, 2019 as compared to the same period in 2018 was due primarily to a decrease in depreciation expense of approximately $267,000 related to the sale of the Jade Park MF Property in September 2018.

Interest expense. The increase in interest expense for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to the following factors:

•	A decrease of approximately $1.4 million due to lower average principal outstanding;
•	An increase of approximately $710,000 due to an increase in effective interest rates of the debt financing portfolio;
•	An increase of approximately $1.5 million related to fair value adjustments to interest rate derivatives, net of cash paid; and
•	An increase of approximately $172,000 in amortization of deferred financing costs.

General and administrative expenses.  The increase in general and administrative expenses for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to an increase of approximately $2.3 million in restricted units compensation expense upon the closing of the acquisition by Greystone of AFCA 2.

Discussion of the Income Tax Expense for the Three and Nine Months Ended September 30, 2019 and 2018

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns controlling equity interests in certain MF Properties. The Greens Hold Co generated minimal taxable income for the three and nine months ended September 30, 2019. The income tax benefit recognized for the three and nine months ended September 30, 2018 related to tax adjustments upon filing the Greens Hold Co tax returns during 2018. The gain on sale of the Jade Park MF Property in September 2018 did not generate taxable income as it was not owned by the Greens Hold Co.

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

Unsecured Lines of Credit

We maintain two unsecured lines of credit with a financial institution. Our unsecured operating line of credit allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended September 30, 2019.  In addition, we have fulfilled this requirement for the fourth quarter of 2019. In July 2019, we extended the maturity of the unsecured operating line of credit to June 2021.

Our unsecured non-operating line of credit allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate and taxable or tax-exempt MRBs. Advances on the unsecured non-operating line of credit are due on the 270th day following the advance date, but may be extended for up to an additional 270 days by making certain payments. The unsecured non-operating line of credit contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of September 30, 2019. We anticipate paying off the balances on our unsecured non-operating line of credit by entering into fixed-rate or variable-rate debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We had approximately $36.8 million available on the unsecured non-operating line of credit as of September 30, 2019. In July 2019, we extended the maturity of the unsecured non-operating line of credit to June 2021.

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

Issuances of BUCs and Series A Preferred Units

As of September 30, 2019, we had an effective Registration Statement on file with the SEC to issue up to $225.0 million of BUCs. From time to time, we may issue BUCs under this Registration Statement to raise funds to invest in additional MRBs and unconsolidated entities, fund the repayment of debt financing maturities or for other general purposes. The Partnership had approximately $222.0 million of BUCs available to be issued under the Registration Statement as of September 30, 2019.  This Registration Statement expires in November 2019, and the Partnership expects to file a new shelf registration statement with the SEC prior to the expiration of the current Registration Statement, which will allow the Partnership to issue BUCs thereunder for an additional three-year period.

The Partnership is authorized to issue Series A Preferred Units under the Amended and Restated LP Agreement. As of September 30, 2019, we had issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated as of October 25, 2017.  The Partnership did not issue any Series A Preferred Units during the three and nine months ended September 30, 2019 or the year ended December 31, 2018. The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs.

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

In September 2019, our investment in Vantage at Panama City Beach was liquidated upon the sale of the property. In total, we received approximately $22.7 million upon sale, which consists of the return of our initial capital contributions, investment income and gain on sale.

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

We have paid total annual distributions of $0.50 per BUC, payable quarterly at $0.125 per BUC, during the year ended December 31, 2018 and for the three and nine months ended September 30, 2019. Distributions to the BUC holders may increase or decrease at the determination of the General Partner based on its determination of cash available for distribution and other factors deemed relevant by the General Partner.

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

Prior to 2019, all our debt financing arrangements, excluding TEBS Financings, were with Deutsche Bank. During 2019, we have strategically diversified our lending relationships to reduce our exposure to Deutsche Bank. We closed on a new Term TOB trust financing structure with Morgan Stanley in May 2019 and new TOB trust financing structures with Mizuho in the third quarter of 2019. The addition of these two investment banking relationships will further diversify our access to debt financing arrangements.

We actively manage both our fixed and variable rate debt financings. The following table summarizes our fixed and variable rate debt financings as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Debt Financing Type	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	$357,442,759	66.0%	$317,096,477	62.3%
Variable	183,931,290	34.0%	191,816,849	37.7%
Total	$541,374,049		$508,913,326

As disclosed in Note 15 of the condensed consolidated financial statements, we refinanced the M24 and M33 TEBS Financings from variable to fixed in July 2019, which has resulted in an increase in the percentage of fixed rate debt financing. This increase was somewhat offset by eight new variable rate TOB Trusts with Mizuho in the third quarter of 2019.

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

We anticipate refinancing all debt financings and mortgage payable arrangements maturing in the next twelve months with similar arrangements with terms of one year or more. We typically refinance these arrangements with existing lenders, assuming the terms are acceptable to the Partnership, or with similar lending providers. We may also explore other financing options with Freddie Mac, Fannie Mae, other investment banks or other lending institutions.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall leverage constraint, established by the Board of Managers (the “Board”) of Greystone Manager, which is the general partner of the Partnership’s General Partner. The leverage utilized is dependent upon several factors, including, but not limited to, the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, PHC Certificates, property loans, and taxable MRBs, and initial cost for deferred financing costs and MF Properties. As of September 30, 2019, our overall leverage ratio was approximately 61%.

Cash Flows

For the nine months ended September 30, 2019, we generated cash of $8.1 million, which was the net result of $12.8 million provided by operating activities, $13.9 million provided by investing activities, and $18.6 million used in financing activities.

Cash provided by operating activities totaled $12.8 million for the nine months ended September 30, 2019, as compared to $18.0 million generated for the nine months ended September 30, 2018. The decrease between periods was primarily due to a decrease of $7.2 million in net income.

Cash provided by investing activities totaled $13.9 million for the nine months ended September 30, 2019, as compared to cash provided of $7.5 million for the nine months ended September 30, 2018. The change between periods was predominantly due to an increase of $20.2 million received on the sale of an investment in an unconsolidated entity, offset by a decrease of $13.5 million received on the sale of an MF Property. The remaining difference was due to roughly offsetting cash flows from our various investments in MRBs, PHCs, property loans and contributions to unconsolidated entities.

Cash used in financing activities totaled $18.6 million for the nine months ended September 30, 2019, as compared to cash used of $71.4 million for the nine months ended September 30, 2018. The change between periods was predominantly due to an increase of $47.2 million in net proceeds from debt financing and a decrease of $7.5 million in principal payments on mortgages payable.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,707,903	$17,883,055	$20,045,906	$27,225,480
Change in fair value of derivatives and interest rate derivative amortization	68,333	(91,679)	458,141	(1,088,060)
Depreciation and amortization expense	743,503	864,600	2,384,115	2,692,731
Impairment of securities	-	309,958	-	1,141,020
Impairment charge on real estate assets	75,000	150,000	75,000	150,000
Amortization of deferred financing costs	745,457	409,420	1,476,463	1,304,879
RUA compensation expense	3,265,677	622,227	3,636,091	1,372,384
Deferred income taxes	(82,167)	-	(138,331)	34,000
Redeemable Series A Preferred Unit distribution and accretion	(717,762)	(717,763)	(2,153,288)	(2,153,288)
Tier 2 Income distributable to the General Partner (1)	(1,264,949)	(2,074,381)	(2,017,974)	(2,074,381)
Bond purchase premium (discount) amortization (accretion), net of cash received	(24,532)	(3,513)	(64,970)	(11,419)
Total CAD	$12,516,463	$17,351,924	$23,701,153	$28,593,346

Weighted average number of BUCs outstanding, basic	60,519,542	59,907,123	60,457,299	59,989,585
Net income per BUC, basic	$0.13	$0.25	$0.26	$0.38
Total CAD per BUC, basic	$0.21	$0.29	$0.39	$0.48
Distributions declared, per BUC	$0.125	$0.125	$0.375	$0.375

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

For the three months ended September 30, 2019, Tier 2 income consisted of $10.5 million gain on sale related to the Partnership’s investment in Vantage at Panama City Beach. For the three months ended September 30, 2018, Tier 2 income consisted of $4.2 million of contingent interest from Lake Forest and a $4.1 million gain on sale of the Jade Park MF Property.

For the nine months ended September 30, 2019, Tier 2 income consisted of $3.0 million of contingent interest realized on redemption of the Vantage at Brooks, LLC property loan and $10.5 million gain on sale related to the Partnership’s investment in Vantage at Panama City Beach. For the nine months ended September 30, 2018, Tier 2 income consisted of $4.2 million of contingent interest from Lake Forest and a $4.1 million gain on sale of the Jade Park MF Property.

There was no non-recurring CAD per BUC earned by the Partnership during the three and nine months ended September 30, 2019 and 2018.

Off Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018 we held MRBs that are collateralized by Residential Properties and one commercial property.  The Residential Properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

Contractual Obligations

As discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2018, the debt obligation amounts maturing in 2019 and 2020 consist of the principal paid on lines of credit, the TEBS Financings with Freddie Mac, various TOB, Term TOB and Term A/B debt financings with Deutsche Bank, Morgan Stanley, and Mizuho and payments on the MF Property mortgages payable and other secured financing.  Our strategic objective is to leverage our MRB portfolio utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the TOB, Term TOB or Term A/B Trust programs with Deutsche Bank, Morgan Stanley, and Mizuho.  This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the nine months ended September 30, 2019 as disclosed herein.

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs and PHC Certificates as of September 30, 2019:

Description	Estimated Fair Value in 000's	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change in 000's
Mortgage Revenue Bonds	$777,283	2.6%	-8.7%	2.9%	-9.6%	$21,688
PHC Certificates	44,685	4.5%	-5.4%	5.0%	-5.9%	1,133

Geographic Risk

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California, and South Carolina.  The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding for the dates indicated:

	September 30, 2019	December 31, 2018
Texas	43%	43%
California	18%	18%
South Carolina	17%	17%

After a review of the economic performance of properties located in Texas, California and South Carolina, as compared to general conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

As of September 30, 2019, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 4.6% and 5.3%;
•	The M31 TEBS facility has a variable interest rate of 3.0%;
•	The M24, M33 and M45 TEBS facilities have fixed interest rates ranging from 3.1% and 3.8%;
•	The Term TOB Trusts securitized by MRBs have fixed interest rates that range between 3.5% and 4.0%;
•	The Term A/B Trusts securitized by MRBs have fixed interest rates of 4.5%;
•	The TOB Trusts securitized by MRBs and PHC Certificates have variable interest rates that range between 2.8% and 3.3%; and
•	The mortgages payable have fixed and variable interest rates that range between 4.7% and 5.0%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of September 30, 2019:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of September 30, 2019
July 2015	27,117,092	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	2
July 2015	27,117,092	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	2
July 2015	27,117,092	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	2
June 2017	81,351,277	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	45,274
Sept 2017	58,447,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	-
Aug 2019	79,695,286	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	7,325
							$52,605

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming a change in interest rates as of September 30, 2019:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$152,728	$(276,955)	$(549,141)	$(826,363)	$(1,104,523)
TEBS Debt Financings	114,212	(207,204)	(304,896)	(346,539)	(388,804)
Other Investment Financings	24,987	(49,947)	(99,859)	(149,734)	(199,573)
Total	$291,927	$(534,106)	$(953,896)	$(1,322,636)	$(1,692,900)

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

As the above information incorporates only those material positions or exposures that existed as of September 30, 2019, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigating strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2018, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2019.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1

Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated September 10, 2019 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 11, 2019).

10.1

Partnership Interest Purchase Agreement between Burlington Capital LLC, Burlington Capital Structured Finance, LLC, Greystone AF Manager LLC, and Greystone AF Holdings LLC, dated August 29, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843) filed by the Partnership on August 30, 2019).

10.2

Rate Cap Agreement dated August 9, 2019 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 26, 2019).

10.3

Release of Interest Rate Cap dated August 19, 2019 related to Rate Cap Agreement between ATAX TEBS III, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 22, 2019).

10.4

Release of Interest Rate Cap dated August 19, 2019 related to Rate Cap Agreement between ATAX TEBS III, LLC and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 22, 2019).

10.5

Release of Interest Rate Cap dated August 19, 2019 related to Rate Cap Agreement between ATAX TEBS III, LLC and SMBC Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on August 22, 2019).

10.6

First Amendment to Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 1, 2019 between Federal Home Loan Mortgage Corporation and ATAX TEBS II, LLC relating to Freddie Mac Multifamily M Certificates Series M-031 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 5, 2019).

10.7

Sixth Amendment to Credit Agreement dated July 26, 2019 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 31, 2019).

10.8

Revolving Line of Credit Note dated July 26, 2019 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 31, 2019).

10.9

First Amendment to Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 16, 2019 between Federal Home Loan Mortgage Corporation and ATAX TEBS I, LLC relating to Freddie Mac Multifamily M Certificates Series M-024 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 22, 2019).

10.10

First Supplement to Series Certificate Agreement dated July 16, 2019 by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator, relating to Freddie Mac Multifamily M Certificates Series M-024 (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on July 22, 2019).

10.11

First Amendment to Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 16, 2019 between Federal Home Loan Mortgage Corporation and ATAX TEBS III, LLC relating to Freddie Mac Multifamily M Certificates Series M-033 (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 22, 2019).

10.12

First Supplement to Series Certificate Agreement dated July 16, 2019 by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator, relating to Freddie Mac Multifamily M Certificates Series M-033 (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 22, 2019).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Amendment No. 1 to the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Form 8-K (No. 000-24843) filed by the Partnership on September 11, 2019).

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the periods ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: November 1, 2019	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: November 1, 2019	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer