Form 10-K
period 2019-12-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2020-02-26
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  000-24843

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	47-0810385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14301 FNB Parkway, Suite 211, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

(402) 952-1235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P.	ATAX	The NASDAQ Stock Market, LLC

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

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $432,123,245.

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential properties and commercial properties, including changes in business conditions and the general economy;
•	changes in interest rates;
•	our ability to use borrowings or obtain capital to finance our assets;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code (“IRC”);
•	geographic concentration within the MRB portfolio held by the Partnership;
•	appropriations risk related to the funding of federal housing programs, including HUD Section 8; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

All references to “we,” “us,” “our” and the “Partnership” in this Report mean America First Multifamily Investors, L.P. (“ATAX”), its wholly owned subsidiaries and its consolidated variable interest entities.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report for additional details.

Item 1. Business.

The Partnership was formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. We expect and believe the interest received on these MRBs is excludable from gross income for federal income tax purposes. The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs held by the Partnership, to the extent permitted under the terms of the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties.

The Partnership’s general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”).  The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), which is an affiliate of Greystone & Co., Inc. (“Greystone & Co.”).  Greystone & Co., together with its affiliated companies (collectively “Greystone”), is a real estate lending, investment, and advisory company with an established reputation as a leader in multifamily and healthcare finance, having ranked as a top FHA, Fannie Mae, and Freddie Mac lender in these sectors.

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units that represent limited interests in the Partnership under the Partnership Agreement. The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders”. Unitholders will incur tax liability if any interest earned on the Partnership’s MRBs is determined to be taxable, as well as from the Partnership’s taxable investments. See Item 1A, “Risk Factors” in this Report for additional details.

The Partnership has been in operation since 1998 and owns 76 MRBs with an aggregate outstanding principal amount of approximately $679.7 million as of December 31, 2019. The majority of these MRBs were issued by state and local housing authorities in order to provide construction and/or permanent financing for 66 Residential Properties containing a total of 10,871 rental units located in 13 states in the United States.  Each MRB for the Residential Properties is secured by a mortgage or deed of trust.  One MRB is secured by a mortgage on the ground, facilities, and equipment of a commercial ancillary health care facility in Tennessee. Each of the MRBs provides for interest payable at a fixed rate on a periodic basis.

Of the Partnership’s MRBs, 13 are owned directly by the Partnership. Seven MRBs are owned by ATAX TEBS I, LLC; 12 MRBs are owned by ATAX TEBS II, LLC; 7 MRBs are owned by ATAX TEBS III, LLC; and 25 MRBs are owned by ATAX TEBS IV, LLC. Each of these TEBS entities is a special purpose entity owned and controlled by the Partnership to facilitate Tax-Exempt Bond Securitization (“TEBS”) financings with the Federal Home Loan Mortgage Corporation (“Freddie Mac”). One MRB is securitized and held by Deutsche Bank AG (“Deutsche Bank”) in a Term Tender Option Bond (“Term TOB”) facility. Five MRBs are securitized and held by Deutsche Bank in Term A/B Trust financing facilities. One MRB is securitized and held by Morgan Stanley Bank, N.A. (“Morgan Stanley”) in a Term TOB facility. Five MRBs are securitized and held by Mizuho Capital Markets, LLC (“Mizuho”) in Tender Option Bond (“TOB”) Trust financing facilities. During 2019, we strategically diversified our lending relationships. We closed on a new Term TOB Trust financing structure with Morgan Stanley in May 2019 and new TOB Trust financing structures with Mizuho beginning in July 2019. The addition of these two investment banking relationships will further diversify our access to debt financing arrangements.

The ability of the Residential Properties and the commercial property that collateralize our MRBs to make payments of interest is a function of the net cash flow generated by these properties. Net cash flow from a multifamily or student residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as the requirement that a certain percentage of the rental units be set aside for tenants who qualify as persons of low to moderate income, local or national economic conditions, the amount of new apartment construction, and interest rates on single-family mortgage loans. Net cash flow from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of the properties which collateralize the MRBs. The return we realize from our investments in MRBs depends upon the economic performance of the Residential Properties and the commercial property which collateralize these MRBs. We may be in competition with other residential rental properties and commercial properties located in the same geographic areas as the properties financed with our MRBs.

We may also make taxable property loans to Residential Properties that secure MRBs held by us. We do this to provide financing for capital improvements at these properties or to otherwise support property operations when we determine it is in our best long-term interest.

We rely on an exemption from registration under the Investment Company Act of 1940, which has certain restrictions on the types and amounts of securities owned by the Partnership. We may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by the Partnership Agreement. The Partnership Agreement requires that any tax-exempt investments, other than MRBs, that are not secured by a direct or indirect interest in a property must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency.  The Partnership’s acquisition of any tax-exempt investment other than an MRB or other investment may not cause the aggregate book value of such investments to exceed 25% of our assets at the time of acquisition.

As of December 31, 2019 and 2018, the Partnership owned three tax-exempt investments consisting of Public Housing Capital Fund Trusts’ Certificates (“PHC Certificates”). The PHC Certificates had an aggregate outstanding principal amount of approximately $43.3 million as of December 31, 2019. The PHC Certificates consist of custodial receipts evidencing loans made to numerous public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to the public housing authorities by HUD under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The PHC Certificates are securitized into three separate TOB Trust financing facilities with Mizuho. In January 2020, the Partnership sold the PHC Certificates to an unrelated third party and paid off all amounts due on the related TOB Trust financing facilities.

As of December 31, 2019, we owned membership interests in nine unconsolidated entities (“Vantage Properties”). Our investments in the Vantage Properties are used to construct multifamily real estate properties. We do not have controlling interests in the Vantage Properties and account for the membership interests using the equity method of accounting.  The Partnership earns a return on its membership interests accruing immediately on its contributed capital, which is guaranteed, to an extent, through the second anniversary of construction completion by an unrelated third party.  The limited membership interests entitle the Partnership to shares of certain cash flows generated by the Vantage Properties from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale.

We may acquire ownership interests in multifamily, student, and senior citizen apartment properties (“MF Properties”). As of December 31, 2019, we owned two MF Properties containing 859 rental units located in Nebraska and California. In addition, we may acquire real estate securing our MRBs or taxable property loans through foreclosure in the event of a default. Net cash flow of our MF Properties depends on the rental and occupancy rates of the properties and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction, interest rates on single-family mortgage loans, government regulation, inflation, real estate and other taxes, labor problems, and natural disasters. We operate our MF Properties until the opportunity arises to sell the properties at what we believe is their optimal fair value or to position ourselves for future investments in MRBs issued to finance these properties.

As of December 31, 2019, we had four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trusts, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Note 24 to the Partnership’s consolidated financial statements for additional details.

Business Objectives and Strategy

Our business objectives are acquiring, holding, selling and otherwise dealing with a portfolio of MRBs which have been issued to provide construction and/or permanent financing for affordable multifamily, student housing and commercial properties. The Partnership expects and believes the interest earned on these MRBs is excludable from gross income for federal income tax purposes.  The Partnership seeks to achieve its investment growth strategy by investing in additional MRBs and other investments as permitted by the Partnership Agreement, taking advantage of financing structures available in the securities market, and entering into interest rate risk management instruments.

We are pursuing a business strategy of acquiring additional MRBs and other investments, as permitted by the Partnership Agreement, on a leveraged basis to: (i) increase the amount of cash available for distribution to our Unitholders, and (ii) reduce risk through interest rate hedging. We may finance the acquisition of additional MRBs and other investments through the reinvestment of cash flow, the issuance of additional BUCs or Series A Preferred Units, the use of lines of credit, or through securitization financing using our existing portfolio of MRBs and other investments. Our current operating policy is to use securitizations or other forms of leverage which will not exceed 75% of the total Partnership assets. The Partnership assets are defined as the cost, adjusted for paydowns, for MRBs, PHC Certificates, property loans, and taxable MRBs, and the initial cost for deferred financing costs and MF Properties.   See the discussion of financing arrangements and liquidity and capital resources in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continually assess opportunities to reposition our existing portfolio of MRBs. The principal objective of this assessment is to improve the quality and performance of our MRB portfolio and, ultimately, increase the amount of cash available for distribution to our Unitholders. We may selectively allow the borrowers of our MRBs to redeem the MRBs early. Through the selective redemption of the MRBs, a sale or refinancing of the underlying property will be required. We may also elect to sell MRBs that have experienced significant appreciation in value. In other cases, we may elect to sell MRBs on properties that are in stagnant or declining markets. The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives.

We expect to invest primarily in MRBs issued to provide affordable rental housing, student housing and commercial property. The four basic types of MRBs which we may acquire as investments are as follows:

1.	Private activity bonds issued under Section 142(d) of the Internal Revenue Code (“IRC”);
2.	Bonds issued under Section 145 of the IRC by not-for-profit entities qualified under Section 501(c)(3) of the IRC;
3.	Essential function bonds issued by a public instrumentality to finance a multifamily residential property owned by such instrumentality; and
4.	Existing “80/20 bonds” that were issued under Section 103(b)(4)(A) of the IRC.

Each of these structures permit the issuance of MRBs to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily residential project financed with MRBs that are purportedly tax-exempt must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. In each case, the balance of the rental units in the multifamily residential project may be rented at market rates (unless otherwise restricted by local housing authorities). With respect to private activity bonds issued under Section 142(d) of the IRC, the owner of the multifamily residential project may elect, at the time the MRBs are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). The MRBs that were secured by Residential Properties issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. State and local housing authorities may require additional rent restrictions above those required by Treasury Regulations. There are no Treasury Regulations related to the MRBs which are collateralized by the commercial property.

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

Additionally, we are continuing to pursue a business strategy of making equity investments in market-rate multifamily residential properties, such as the Vantage Properties, through noncontrolling membership interests in unconsolidated entities.

Investment Types

Mortgage Revenue Bonds. We invest in MRBs that are secured by a mortgage or deed of trust on Residential Properties and a commercial property. Each of these MRBs bear interest at a fixed annual base rate. The amount of interest earned by us from our investment in MRBs is a function of the net cash flow generated by the Residential Properties and the commercial property which collateralize the MRBs. Net cash flow from a residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Net cash flow from the commercial property depends on the number of cancer patients that utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment.

Other Securities and Investments. We may invest in other types of securities and investments that may or may not be secured by real estate, as permitted under the terms of the Partnership Agreement. Other tax-exempt investments must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency. These tax-exempt securities and other investments may not represent more than 25% of our assets at the time of acquisition.

•

PHC Certificates. The PHC Certificates represent beneficial interests in three PHC Trusts and are considered tax-exempt investments. The PHC Trusts consist of custodial receipts evidencing loans made to numerous public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The PHC Certificates rating by Standard & Poor’s were investment grade as of December 31, 2019. In January 2020, the Partnership sold the PHC Certificates to an unrelated third party.

•

Other Investments. We also have a reportable segment consisting of our ownership of ATAX Vantage Holdings, LLC, which, as of December 31, 2019, had noncontrolling investments in nine Vantage Properties.

Property Loans. We may also make taxable property loans which are secured by Residential Properties that are financed by MRBs and taxable property loans which are unsecured.

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

Investment Opportunities and Business Challenges

There continues to be a significant unmet demand for affordable multifamily and senior citizen residential housing in the United States. HUD reports that there is a high demand for quality affordable housing. The types of MRBs in which we invest offer developers of affordable housing a low-cost source of construction and permanent debt financing for these types of properties. Investors purchase these MRBs because the interest income paid on these bonds is expected to be exempt from federal income taxation.

The demand for affordable housing by qualified potential residents whose income does not exceed 50-60% of the area median income continues to increase. Government programs that provide direct rental support to residents have not kept up with the demand, therefore programs that support private sector development and support for affordable housing through MRBs, tax credits and grant funding to developers have become more prominent.

In addition to MRBs, the federal government promotes affordable housing using LIHTCs for affordable multifamily rental housing. The syndication and sale of LIHTCs, along with MRB financing, is attractive to developers of affordable housing because it helps them raise equity and debt financing for their projects. Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. We do not invest in LIHTCs, but are attracted to MRBs that are issued in association with federal LIHTC syndications.  In order to be eligible for federal LIHTCs, a property must either be newly constructed or substantially rehabilitated, and therefore, may be less likely to become functionally obsolete in the near term than an older property. There are various requirements to be eligible for federal LIHTCs, including rent and tenant income restrictions. In general, the property owner must elect to set aside either 40% or more of the property’s residential units for occupancy by households whose income is 60% or less (adjusted for family size) of the area median gross income or 20% or more of the property’s residential units for occupancy by households whose income is 50% or less (adjusted for family size) of the area median gross income. These units generally remain subject to these set aside requirements for a minimum of 30 years.

We use leverage to increase investment returns for the benefit of our Unitholders. The inability to access debt financing may result in adverse effects on our financial condition and results of operations. There can be no assurance that we will be able to finance additional acquisitions of MRBs or other investments, through either additional equity or debt financing. Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional MRBs are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term. In addition, the Residential Properties and MF Properties which have not reached stabilization (which is 90% occupancy for 90 days and the achievement of 1.15 times debt service coverage ratio on amortizing debt service during the period) will result in lower economic occupancy at the related properties.

Since 2016, the Partnership has identified and owned membership interests in twelve Vantage Properties. These investments in Vantage Properties are used to construct market-rate, multifamily real estate properties. The limited membership interests entitle the Partnership to shares of certain cash flows generated by the Vantage Properties from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale.

Financing Arrangements

The Partnership may finance the acquisition of additional MRBs or other investments through the reinvestment of cash flow, the use of available lines of credit, debt financing collateralized by our existing portfolio of MRBs or other investments (including the securitization of MRBs), or the issuance of Series A Preferred Units or additional BUCs.

Debt Financing. We utilize leverage to enhance investor rates of return. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 75%. Our overall leverage ratio is calculated as total outstanding debt divided by total partnership assets using the carrying value of the MRBs, PHC Certificates, property loans, taxable MRBs, and initial finance costs and the MF Properties at cost. As of December 31, 2019, our leverage ratio was approximately 61%.

Equity Financing. We may, from time to time, issue additional BUCs in the public market.  In December 2019, the Partnership’s Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the SEC under which the Partnership may to offer up to $225.0 million of BUCs for sale from time to time. The Registration Statement will expire in December 2022.

Preferred Equity. Under the Partnership Agreement, we are authorized to issue partnership securities, including preferred units of limited partnership interests, containing certain designations, preferences, rights, powers, and duties as determined by the General Partner.  The Partnership previously issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions in a private placement that was terminated in October 2017. The Partnership used the proceeds received to acquire MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, student housing, and commercial properties that are likely to receive consideration as “qualified investments” under the Community Reinvestment Act of 1977 (“CRA”).

The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a holder thereof, and upon each anniversary thereafter, each holder of Series A Preferred Units and the Partnership both have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a redemption price equal to $10.00 per unit plus all declared and unpaid distributions through the date of the redemption.

Recent Investment Activities

The following table presents information regarding the investment activities of the Partnership for the years ended December 31, 2019 and 2018:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2019
Investments in unconsolidated entities	2	$6,971	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,360	N/A	N/A	9

For the Three Months Ended September 30, 2019
Investment in an unconsolidated entity	1	$1,018	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	9,714	N/A	$1,265	9
Property loan advance	1	406	N/A	N/A	10

For the Three Months Ended June 30, 2019
Mortgage revenue bond acquisitions	2	$13,200	N/A	N/A	6
Mortgage revenue bond redemption	1	6,228	N/A	N/A	6
Mortgage revenue bonds restructured	3	13,960	N/A	N/A	6
Investments in unconsolidated entities	3	10,692	N/A	N/A	9

For the Three Months Ended March 31, 2019
Mortgage revenue bond acquisitions	2	$6,050	N/A	N/A	6
Mortgage revenue bond redemption	1	5,574	N/A	N/A	6
Investments in unconsolidated entities	3	6,594	N/A	N/A	9
Property loan redemption	1	8,368	N/A	$753	10

For the Three Months Ended December 31, 2018
Mortgage revenue bond acquisitions	3	$22,168	N/A	N/A	6
Mortgage revenue bond redemptions	4	39,761	$37,849	N/A	6, 15
Investments in unconsolidated entities	3	3,483	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	8,069	N/A	N/A	9
Property loan redemptions	2	7,857	N/A	N/A	10
Taxable mortgage revenue bond redemption	1	924	N/A	N/A	12

For the Three Months Ended September 30, 2018
Mortgage revenue bond redemptions	3	$17,567	$15,917	$1,062	6, 15
MF Property sold	1	13,450	7,500	1,001	8, 16
Investments in unconsolidated entities	6	18,946	N/A	N/A	9
Property loan redemptions	2	5,113	N/A	N/A	10

For the Three Months Ended June 30, 2018
Mortgage revenue bond acquisition	1	$19,540	N/A	N/A	6
Mortgage revenue bond redemptions	4	11,000	$7,710	N/A	6, 15
Investments in unconsolidated entities	4	6,764	N/A	N/A	9
Property loan redemptions	3	500	N/A	N/A	10

For the Three Months Ended March 31, 2018
Mortgage revenue bond redemptions	3	$10,447	$7,345	N/A	6, 15
Investments in unconsolidated entities	3	12,323	N/A	N/A	9

(1)	See “Cash Available for Distribution” in Item 7 of this Report.

Recent Financing Activities

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the years ended December 31, 2019 and 2018, exclusive of retired debt amounts listed in the recent investment activities table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2019
No significant financing transactions	N/A	N/A	N/A	N/A	N/A

For the Three Months Ended September 30, 2019
Net repayment on unsecured LOCs	1	$10,000	No	N/A	14
Refinancing of M24 TEBS Financing	1	-	Yes	N/A	15
Refinancing of M33 TEBS Financing and Premium Proceeds	1	435	Yes	N/A	15
Proceeds from new TOB Financings with Mizuho	8	104,056	Yes	N/A	15
Repayment of TOB Financings with Deutsche Bank	3	34,185	Yes	N/A	15
Repayment of Term TOB Financing with Deutsche Bank	1	37,553	Yes	N/A	15
Repayment of Term A/B Financings with Deutsche Bank	2	10,516	Yes	N/A	15
Interest rate derivative purchased	1	30	N/A	4.5%	17

For the Three Months Ended June 30, 2019
Net repayments on unsecured LOCs	2	$12,459	No	N/A	14
Proceeds from new Term TOB Financings with Morgan Stanley	1	13,167	Yes	N/A	15

For the Three Months Ended March 31, 2019
Proceeds from new Term A/B Financings with Deutsche Bank	2	$5,264	Yes	N/A	15

For the Three Months Ended December 31, 2018
Net borrowing on unsecured LOCs	1	$7,194	No	N/A	14
Interest rate swap terminated	1	-	N/A	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	1,378	N/A	N/A	20

For the Three Months Ended September 30, 2018
Net repayments on unsecured LOCs	2	$21,074	No	N/A	14
Proceeds from M45 TEBS Financings	1	221,540	Yes	N/A	15
Proceeds from new Term A/B Financings with Deutsche Bank	4	17,380	Yes	N/A	15
Term A/B Trusts repayments related to M45 TEBS	24	208,689	Yes	N/A	15
Repayment of Term A/B Financings with Deutsche Bank	2	10,885	Yes	N/A	15
Interest rate swap terminated	1	-	N/A	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	384	N/A	N/A	20

For the Three Months Ended June 30, 2018
Net repayment on unsecured LOCs	1	$460	No	N/A	14

For the Three Months Ended March 31, 2018
Proceeds on issuance of BUCs, net of issuance costs	1	$192	N/A	N/A	20

(1)	See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Report.

Management and Employees

We are managed by our General Partner, AFCA 2, which is controlled by its general partner, Greystone Manager. The Board of Managers of Greystone Manager act as the managers (and effectively as the directors) of the Partnership. In addition, certain employees of Greystone Manager act as executive officers of the Partnership. Certain services are provided to us by employees of Greystone Manager and we reimburse Greystone Manager for its allocated share of their salaries and benefits. As of December 31, 2019, the Partnership had no employees.

Competition

We compete with private investors, lending institutions, trust funds, investment partnerships, Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”) and other entities with objectives similar to ours for the acquisition of MRBs and other investments. This competition could reduce the availability of investments to the Partnership for acquisition and reduce the interest rate that issuers pay on these investments.

Because we invest in MRBs secured by Residential Properties, an MRB secured by a commercial property, ownership interests in the MF Properties, and membership interests in unconsolidated entities, we may be in competition with other real estate investments in the same geographic areas. Multifamily rental properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the multifamily or student residential properties financed or owned by us must offer quality apartments at competitive rental rates. To maintain occupancy rates and attract quality tenants, the Residential Properties, MF Properties and properties owned by unconsolidated entities may offer rental concessions, such as free rent to new tenants for a stated period. These Residential Properties, MF Properties and properties owned by unconsolidated entities also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

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

Tax Status

We are a partnership for federal income tax purposes. This means that we do not pay federal income taxes on our income. Instead, our profits and losses are allocated to our partners, including the holders of Series A Preferred Units, under the terms of the Partnership Agreement. The distributive share of our income, deductions and credits is included in each Unitholder’s income tax return and is reported to our Unitholders on Internal Revenue Service (“IRS”) Schedule K-1.

We hold interests in The 50/50 MF Property and certain property loans through a wholly owned subsidiary that is a “C” corporation for income tax purposes. The subsidiary files separate federal and state income tax returns and its income is subject to federal and state income taxes.

We consolidate separate legal entities that record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships, and limited liability companies. We do not believe the consolidation of these entities for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact our tax status, amounts reported to Unitholders on IRS Schedule K-1, our ability to distribute income to Unitholders that we believe is tax-exempt or the current level of quarterly distributions.

All financial information in this Annual Report on Form 10-K is presented on the basis of Accounting Principles Generally Accepted in the United States of America, with the exception of the Non-GAAP measure disclosed in Item 7 of this Report.

General Information

The Partnership is a Delaware limited partnership. Our general partner is AFCA 2, whose general partner is Greystone Manager. Our initial limited partner, which has the obligation to perform certain actions on behalf of the BUC holders under the Partnership Agreement, is Greystone ILP, Inc., a Delaware corporation. Our BUCs, which are publicly traded and listed on the NASDAQ Global Select Market under the symbol “ATAX,” represent assignments by the initial limited partner of its rights and obligations as a limited partner to outside third-party investors. The Series A Preferred Units of the Partnership represent limited partnership interests in the Partnership under the Partnership Agreement. The affairs of the Partnership and the conduct of its business are governed by the Partnership Agreement. The Partnership maintains its principal corporate office at 14301 FNB Parkway, Suite 211, Omaha, NE  68154, and its telephone number is (402) 952-1235.

The Partnership does not have any employees of its own. Employees of Greystone Manager, acting through AFCA 2 (our General Partner), are responsible for our operations and we reimburse Greystone Manager for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations. AFCA 2 is entitled to an administrative fee equal to 0.45% per annum of the average outstanding principal balance of any MRBs, tax-exempt investments or other investments for which an unaffiliated party is not obligated to pay. When the administrative fee is payable by a property owner, it is subordinated to the payment of all interest due to the Partnership for the MRB on that property. Our Partnership Agreement provides that the administrative fee will be paid directly by us with respect to any investments for which the administrative fee is not payable by the property owner or a third party. In addition, our Partnership Agreement provides that we will pay the administrative fee to the General Partner with respect to any foreclosed MRBs.

AFCA 2 may also earn mortgage placement fees resulting from the identification and evaluation of additional investments that we acquire. Any fees related to the origination of financing facilities are paid by the property owner out of the gross proceeds of the financing. The fees, if any, will be subject to negotiation between AFCA 2, its affiliate, and such property owners.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports are filed with the SEC.  Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or from our website at www.ataxfund.com, as soon as reasonably practical after filed with the SEC. Access to these filings is free of charge. The information on our website is not incorporated by reference into this Report.

Item 1A. Risk Factors

Risks Related to our Business and Investments

We engage in transactions with related parties.

The Partnership’s general partner is owned entirely by affiliates of Greystone. The Partnership’s general partner manages our investments, performs administrative services for us and earns administrative fees that are paid by either the borrowers related to our MRBs or by us. The Partnership may enter into various arrangements for services provided by entities controlled by or affiliates with Greystone. Our arrangements with Greystone and its affiliates are considered related party transactions. By their nature, related party transactions may not be considered to have been negotiated at arm’s length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Greystone or its affiliates. See Note 22 of the Partnership’s consolidated financial statements for additional details.

Our MRBs, property loans and investments in unconsolidated entities are illiquid assets and their values may decrease.

Our MRBs, property loans and investments in unconsolidated entities are relatively illiquid, and there is no existing trading market for them. There are no market makers, price quotations, or other indications of a developed trading market for these investments. In addition, no rating has been issued on any of the existing MRBs and we do not expect to obtain ratings on MRBs we may acquire in the future. Accordingly, any buyer of these MRBs would need to perform its own due diligence prior to a purchase. The Partnership’s ability to sell its MRBs, property loans and investments in unconsolidated entities and the price it may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and by other market conditions. Such a sale could result in a loss to the Partnership.

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

The net cash flow from the operation of a property may be affected by many things, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other similar multifamily or student residential properties, mortgage rates for single-family housing, and general and local economic conditions. In most of the markets in which the properties financed by our MRBs are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants. Low mortgage interest rates and federal tax deductions for interest and real estate taxes make single-family housing more accessible to persons who may otherwise rent apartments.

The rent restrictions and occupant income limitations imposed on properties financed by our MRBs may limit the revenues of such properties.

All the Residential Properties securing our MRBs are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal rent subsidies are not generally available on these properties, rents are limited in the LIHTC properties to 30% of the related income limitation for a designated portion of the property.  As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable MRB. This may force the property owner, when permissible, to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents. This may adversely affect the occupancy rate of a property securing an investment and the property owner’s ability to service its debt.

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

The principal of most of our MRBs does not fully amortize by their stated maturity dates. This means that all or some of the balance of our MRBs will be repaid as a lump-sum “balloon” payment at the end of their term. The ability of the property owners to repay the MRBs with balloon payments is dependent upon their ability to sell the properties securing our MRBs or obtain adequate refinancing. The MRBs are not personal obligations of the property owners, and we rely solely on the values of the properties securing these MRBs for security. Similarly, if an MRB goes into default, our only recourse is to foreclose on the underlying property. If the value of the underlying property securing the MRB is less than the outstanding principal balance plus accrued interest on the MRB, we will incur a loss.

There are various risks associated with our investments in unconsolidated entities.

Our investments in unconsolidated entities represent equity investments in limited liability companies created to develop, construct and operate multifamily properties. We are entitled to certain distributions under the terms of the investees’ governing documents based on the availability of cash to pay such distributions. The only sources of cash flows for such distributions are either the net cash flows from the operation of the property, the cash proceeds from a sale of the property, or through the permanent financing in the form of an MRB or other form of permanent financing. The net cash flow from the operation of a property may be affected by many factors, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily properties and general and local economic conditions. Sale proceeds are primarily dependent, among other things, on the value of a property to a prospective buyer at the time of its sale. If there are no net cash flows from operations or insufficient proceeds from a sale or a refinancing event, we are unlikely to receive distributions from our investees and we may be unable to recover our investments in these entities.

There are many risks related to the construction of Residential Properties that may affect the MRBs issued to finance these properties and multifamily properties that underlie our equity investments in unconsolidated entities.

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

If debt is unavailable at acceptable rates, we may not be able to finance the purchase of additional investments. If we finance the acquisition of our investments, we may be unable to refinance the debt at maturity or may be unable to refinance at acceptable terms. If we refinance our debt at higher rates of interest, interest expense will increase and our cash flows from operations will be reduced.

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

Conditions in the tax credit market due to changes in the U.S. corporate tax rates have previously, and may in the future, have an adverse impact on our cost of borrowings and may restrict our ability to invest in MRBs and other investments.  It is unclear when and how quickly conditions will stabilize in the tax credit markets. These conditions, as well as the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the tax credit markets has led many lenders and institutional investors to reduce, and in some cases, cease, providing funding to borrowers. Our access to debt and equity financing may be adversely affected. Changes in the U.S. tax rates, and the resulting impacts to the tax credit market, may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire MRBs and other investments and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

If we acquire ownership of Residential Properties, we will be subject to all the risks normally associated with the ownership of multifamily real estate.

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

There is a risk that a third-party developer that has provided guarantees of our returns on investments in unconsolidated entities may not perform on the guarantees.

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

There are risks associated with the financial performance of our investments in MF Properties.

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

There are additional risks when we make taxable property loans to Residential Properties.

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

Risks Related to Debt Financings and Derivative Instruments

There are risks associated with debt financing programs that involve securitization of our MRBs.

We obtain debt financing through various securitization programs related to our MRBs. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors while we retain the residual interest. The trust administrator receives all the principal and interest payments from the underlying MRBs and distributes proceeds to holders of the various security interests. The senior securities are paid contractual principal and interest at a variable or fixed rate, depending on the terms of the security. As the holder of the residual interest, we are entitled to any remaining principal and interest after payment of all trust-related fees (i.e. trustee fees, remarketing agent fees, liquidity provider fees, credit enhancement fees, etc.). Specific risks generally associated with these asset securitization programs include the following:

Changes in interest rates can adversely affect the cost of the asset securitization financing.

The interest rates payable on certain securities reset periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index usually tied to interest rates on short-term instruments. In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may require an increase to the interest rate paid on the senior securities in order to successfully remarket these securities. Any increase in the interest rate payable on the senior securities will result in more of the underlying interest being used to pay interest on the senior securities and, after all trust-related fees, leaving less interest available to us. Higher short-term interest rates will reduce, and could even eliminate, our return on residual interests in this type of financing.

Payments on our residual interests are subordinate to payments on the senior securities and to payment of all trust-related fees.

Our residual interests are subordinate to the senior securities and payment of all trust-related fees. As a result, none of the interest received by such a trust will be paid to us as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and all trust expenses satisfied. As the holder of residual interests in these trusts, we can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual interests. No third party guarantees the payment of any return to be received for our residual interests.

Termination of an asset securitization financing can occur for many reasons which could result in the liquidation of the securitized assets and result in additional losses.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for many different reasons relating to problems with the assets or problems with the trust itself. Problems with the assets that could cause the trust to collapse include payment or other defaults or a determination that the interest on the assets is taxable. Problems with a trust include a downgrade in the investment rating of the senior securities that it has issued, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain credit or liquidity support for the trust. In each of these cases, the trust will be collapsed and the MRBs and other collateral held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities plus accrued interest and all trust expenses then we will be required, through our guarantee of the trusts, to fund any such shortfall. The Partnership, as holder of the residual interest in the trust, may lose our investment in the residual interest and realize additional losses to fully repay senior trust obligations.

An insolvency or receivership of the program sponsor could impair our ability to recover the assets and other collateral pledged by it in connection with a bond securitization financing.

In the event the sponsor of an asset securitization financing program becomes insolvent, it could be placed in receivership. In that situation, it is possible that we would not be able to recover the investment assets or other collateral pledged in connection with the securitization financing or that we will not receive all payments due on our residual interests.

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
•

There may be a lack of available counterparties with acceptable credit profiles that are willing to originate derivative instruments for interest rate indices that match our variable interest rate exposure, such as the SIFMA rate. In such instances, we may enter into derivative instruments related to different interest rate indices that we believe correlate closely with our variable interest rate exposure, and we cannot be certain that such close correlation will be realized.

We are required to record the fair value of our derivative instruments on our financial statements with changes recorded in current earnings. This can result in significant period to period volatility in our reported net income over the term of these instruments.

Risks Related to Ownership of Beneficial Unit Certificates and Series A Preferred Units

Cash distributions related to BUCs may change at the discretion of the Partnership’s general partner.

The amount of the cash per BUC distributed by the Partnership may increase or decrease at the determination of the Partnership’s general partner based on its assessment of the amount of cash available to us for this purpose, as well as other factors it deems to be relevant. We may supplement our cash available for distribution with unrestricted cash. If we are unable to generate sufficient cash from operations, we may need to reduce the level of cash distributions per BUC from the current level. In addition, there is no assurance that we will be able to maintain our current level of annual cash distributions per BUC even if we complete our current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our BUCs.

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

The Partnership’s General Partner has the authority to declare cash distributions related to the Series A Preferred Units.

The holders of Series A Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the Partnership’s General Partner, out of funds legally available therefor, at an annual rate of 3.0%. Under the terms of the Partnership Agreement, the Partnership’s General Partner has the authority, based on its assessment of the amount of cash available to us for distributions, not to declare distributions to the holders of the Series A Preferred Units.

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

Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount.  A purchaser of Series A Preferred Units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of Series A Preferred Units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our Partnership Agreement.

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

One of the factors that will influence the value of the Series A Preferred Units will be the distribution rate on the Series A Preferred Units (as a percentage of the price of the units) relative to market interest rates.  An increase in market interest rates, which continue to remain at low levels relative to historical rates, may lower the value of the Series A Preferred Units and also would likely increase the Partnership’s borrowing costs.

Risks Related to Income Taxes

Not all the income received by us is exempt from taxation.

Income from our property loans, MF Properties, Investments in Unconsolidated Entities and taxable MRBs and related gains or losses on sale are subject to federal and state income taxes. Furthermore, income and gains generated by assets within a wholly owned subsidiary (the “Greens Hold Co”) and its subsidiaries are subject to federal, state and local incomes as the Greens Hold Co is a “C” corporation for income tax purposes.

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

In each MRB transaction, the governmental issuer, as well as the underlying borrower, has covenanted and agreed to comply with all applicable legal and regulatory requirements necessary to establish and maintain the tax-exempt status of interest earned on the MRBs. Failure to comply with such requirements may cause interest on the related issue of bonds to be includable in gross income for federal income tax purposes retroactive to the date of issuance, regardless of when such noncompliance occurs. Should the interest income on an MRB be deemed to be taxable, the bond documents include a variety of rights and remedies that we have concluded would help mitigate the economic impact of taxation of the interest income on the affected MRBs. Under such circumstances, we would enforce all of such rights and remedies as set forth in the related bond documents as well as any other rights and remedies available under applicable law. In addition, in the event the tax-exemption of interest income on any MRB is challenged by the IRS, we would participate in the tax and legal proceedings to contest any such challenge and would, under appropriate circumstances, appeal any adverse final determinations. The loss of tax-exemption for any particular MRB would not, in and of itself, result in the loss of tax-exemption for any unrelated MRBs. However, the loss of such tax-exemption could result in the distribution to our Unitholders of taxable income relating to such MRBs.

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

We have determined to be treated as a partnership for federal income tax purposes. The purpose of this determination is to eliminate federal and state income tax liability for us and allow us to pass through our interest income on our MRBs, which we expect and believe to be tax-exempt, to our Unitholders so that they are not subject to federal income tax on this income. If our treatment as a partnership for tax purposes is successfully challenged, we would be classified as an association taxable as a corporation. This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by us to Unitholders being treated as taxable dividend income to the extent of our earnings and profits. The payment of these dividends would not be deductible by us. The listing of our BUCs for trading on the NASDAQ causes us to be treated as a “publicly traded partnership” under Section 7704 of the IRC. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held to produce interest or dividends, and certain other items. We expect and believe that substantially all our gross income will continue to be tax-exempt interest income on our MRBs, but there can be no assurance that will be the case. While we believe that all interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income. In such a case, if more than ten percent of our annual gross income in any year is not qualifying income, we will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

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

Any downgrade, or anticipated downgrade, of U.S. sovereign credit ratings or the credit ratings of the U.S. Government-sponsored entities (“GSEs”) by the various credit rating agencies may materially adversely affect our business.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Partnership conducts its business operations from and maintains its corporate office at 14301 FNB Parkway, Suite 211, Omaha, Nebraska 68154. The Partnership believes that this office is adequate to meet its business needs for the foreseeable future.

Each of the Partnership’s MRBs are collateralized by the Residential Properties or commercial property. The Partnership may have property loans that are also collateralized by the Residential Properties, but does not hold title or any other interest in these properties.

As of December 31, 2019, the Partnership owned the Suites on Paseo and The 50/50 MF Properties and certain land held for development. The Partnership’s Real Estate Assets are reported within the MF Properties segment and are summarized as follows:

Real Estate Assets as of December 31, 2019
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,073,728	$42,272,996
The 50/50 MF Property	Lincoln, NE	475	-	32,937,805	32,937,805
Land held for development		(1)	1,706,862	-	1,706,862
					$76,917,663
Less accumulated depreciation					(15,357,700)
Total real estate assets					$61,559,963

(1)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Partnership’s BUCs trade on the NASDAQ Global Select Market under the trading symbol “ATAX.”

Stockholder Information

As of December 31, 2019, we had 60,835,204 BUCs outstanding held by a total of approximately 13,800 holders of record.  There were no outstanding unvested restricted unit awards (“RUA” or “RUAs”) as of December 31, 2019.

Distributions

Future distributions paid by the Partnership per BUC will be at the discretion of its General Partner and will be based upon financial, capital, and cash flow considerations. In addition, the holders of Series A Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the General Partner, out of funds legally available therefor, in accordance with the terms and in the amount set forth in the Partnership Agreement. Distributions to the BUCs rank junior to distributions to the Series A Preferred Units, and, therefore, such distributions may be limited under certain circumstances.  See Note 19 to the Partnership’s consolidated financial statements for a further description of the Series A Preferred Units. The Partnership currently expects to continue to pay distributions on its Series A Preferred Units and BUCs in the future.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2019:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	-	$-	2,132,705	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	-	$-	2,132,705

(1) Represents the BUCs which remain available for future issuance under the America First Multifamily Investors, L. P. 2015 Equity Incentive Plan

Unregistered Sale of Equity Securities

The Partnership did not sell any BUCs in 2019 or 2018 that were not registered under the Securities Act of 1933, as amended. There were no sales of unregistered Series A Preferred Units in 2019 or 2018.

The Partnership did not repurchase any outstanding BUCs during the fourth quarter of 2019.

Item 6.  Selected Financial Data.

Set forth below is selected consolidated financial data for the Partnership, its subsidiaries, and its consolidated variable interest entities (“VIEs”) as of and for the years ended December 31, 2019 through 2015.  Item 6 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and the Partnership’s consolidated financial statements and notes filed in Item 8 of this Report.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Summary Information:
Mortgage revenue bonds, at fair value	$30,009,750	$86,894,562	$77,971,208	$90,016,872	$47,366,656
Mortgage revenue bonds held in trust, at fair value	$743,587,715	$645,258,873	$710,867,447	$590,194,179	$536,316,481
Public housing capital fund trusts, at fair value	$43,349,357	$48,672,086	$49,641,588	$57,158,068	$60,707,290
Real estate assets, net	$61,559,963	$64,596,348	$76,692,192	$114,226,600	$141,017,390
Investments in unconsolidated entities	$86,981,864	$76,534,306	$39,608,927	$19,470,006	$-
Total assets	$1,029,168,508	$982,713,246	$1,069,767,999	$944,113,674	$867,110,483
Total debt, net	$576,199,667	$568,777,140	$643,868,521	$606,579,212	$538,241,290
Redeemable Series A Preferred Units, net	$94,386,427	$94,350,376	$94,314,326	$40,788,034	$-

Consolidated Statements of Operations Summary Information:
Total revenues	$62,318,013	$81,355,576	$70,381,545	$58,978,750	$59,953,291
Total expenses	(47,921,672)	(48,092,660)	(51,452,851)	(44,316,480)	(41,667,575)
Gains and losses on sales	16,141,797	6,955,516	17,753,303	14,080,414	4,599,109
Income tax benefit (expense)	(45,987)	921,097	(6,019,146)	(4,959,000)	-
Income from continuing operations	30,492,151	41,139,529	30,662,851	23,783,684	22,884,825
Income from discontinued operations	-	-	-	-	3,721,397
Net income	30,492,151	41,139,529	30,662,851	23,783,684	26,606,222
Less: net (loss) income attributable to noncontrolling interest	-	-	71,653	(823)	(2,801)
Partnership net income	30,492,151	41,139,529	30,591,198	23,784,507	26,609,023
Redeemable Series A Preferred Unit distribution and accretion	(2,871,051)	(2,871,050)	(1,982,538)	(583,407)	-
Net income available to Partners	27,621,100	38,268,479	28,608,660	23,201,100	26,609,023
Less: General Partnersʼ interest in net income	2,102,874	2,285,943	2,140,074	2,992,106	2,474,274
Less: Unallocated gain (loss) of Consolidated Property VIEs	-	-	-	-	3,721,397
BUC holdersʼ interest in net income	$25,518,226	$35,982,536	$26,468,586	$20,208,994	$20,413,352
Income from continuing operations	$0.42	$0.60	$0.44	$0.34	$0.34
Income from discontinued operations	-	-	-	-	-
BUC holdersʼ interest in net income per BUC, basic and diluted	$0.42	$0.60	$0.44	$0.34	$0.34
Distributions declared, per BUC	$0.50	$0.50	$0.50	$0.50	$0.50
Weighted average number of BUCs outstanding, basic	60,551,775	60,028,120	59,895,229	60,182,264	60,252,928
Weighted average number of BUCs outstanding, diluted	60,551,775	60,028,120	59,895,229	60,182,264	60,252,928

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P., its consolidated subsidiaries, and consolidated VIEs as of December 31, 2019 and 2018.

Executive Summary

We were formed for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”), and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. We may also invest in other types of securities and investments that may or may not be secured by real estate to the extent allowed by the Partnership Agreement.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s consolidated financial statements for additional details.

As of December 31, 2019, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Public Housing Capital Fund Trusts, (3) MF Properties, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 24 to the Partnership’s consolidated financial statements for additional details.

Mortgage Revenue Bond Investments Segment

As of December 31, 2019, we owned 76 MRBs with an aggregate outstanding principal amount of $679.7 million.  Most of these bonds were issued by various state and local housing authorities to provide construction and/or permanent financing for 66 Residential Properties containing a total of 10,871 rental units located in 13 states in the United States.

As of December 31, 2018, we owned 77 MRBs with an aggregate outstanding principal amount of $677.7 million.  Most of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 63 Residential Properties containing a total of 10,650 rental units located in 13 states in the United States.

Each MRB related to a Residential Property is secured by a mortgage or deed of trust.  One MRB is secured by ground, facility, and equipment of a commercial ancillary health care facility in Tennessee.

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$41,348	$57,625	$(16,277)	-28.2%
Interest expense	21,862	22,231	(369)	-1.7%
Segment net income	3,835	22,048	(18,213)	-82.6%

The following tables summarize the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for 2019 and 2018. The net of interest income from interest-earning assets and interest expense for interest-bearing liabilities is the segment’s net interest income. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Years Ended December 31,
	2019				2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$673,867	$40,400	6.0%		$701,585	$43,517		6.2%
Property loans	7,749	589	7.6%		11,874	5,170	(1)	43.5%
Other investments	1,765	185	10.5%		2,676	651	(2)	24.3%
Total interest-earning assets	$683,381	$41,174	6.0%		$716,135	$49,338		6.9%
Contingent interest income		-				4,246	(3)
MRB redemption income		27				3,768	(4)
Non-investment income		147				273
Total revenues		$41,348				$57,625

Interest-bearing liabilities:
Unsecured & secured lines of credit	$23,073	$1,318	5.7%		$41,052	$2,204		5.4%
Fixed TEBS financing	253,842	10,322	4.1%		85,131	3,704		4.4%
Variable TEBS financing	119,541	4,681	3.9%	(5)	189,011	6,766		3.6%
Fixed Term A/B & TOB financing	89,205	4,060	4.6%		236,085	9,660		4.1%
Variable TOB financing	28,152	981	3.5%		N/A	N/A		N/A
Derivative fair value adjustments	N/A	500	N/A		N/A	(103)		N/A
Total interest-bearing liabilities	$513,813	$21,862	4.3%		$551,279	$22,231		4.0%
Net interest income		$19,312	2.8%			$27,107		3.8%
(1)

Interest income includes approximately $4.6 million of other interest income from Lake Forest property loans. The property loans were in non-accrual status prior to the sale of the Lake Forest property in September 2018.

(2)	Interest income includes approximately $354,000 of other interest income that is non-recurring.
(3)	Contingent interest income was realized upon redemption of the Lake Forest MRB in September 2018.
(4)	MRB redemption income was related to additional proceeds received upon redemption of the Lake Forest and Vantage at Judson MRBs in September 2018 and December 2018, respectively.
(5)

The increase in the average rate of variable TEBS financing was due primarily to approximately $496,000 of previously unamortized deferred financing costs that were recognized as interest expense upon refinancing of the M33 TEBS financing to a fixed interest rate in July 2019.

The following tables summarize the changes in interest income and interest expense between 2019 and 2018, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the assets and liabilities. All dollar amounts are in thousands.

	2019 vs. 2018
	Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(3,117)	$(1,719)	(1)	$(1,398)	(2)
Property loans	(4,581)	(1,796)		(2,785)
Other investments	(466)	(222)		(244)
Total interest-earning assets	$(8,164)	$(3,737)		$(4,427)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(886)	$(965)		$79
Fixed TEBS financing	6,618	7,341	(3)	(723)
Variable TEBS financing	(2,085)	(2,487)		402	(4)
Fixed Term A/B & TOB financing	(5,600)	(6,010)	(3)	410
Variable TOB financing	981	981		-
Derivative fair value adjustments	603	N/A		603
Total interest-bearing liabilities	$(369)	$(1,140)		$771
Net interest income	$(7,795)	$(2,597)		$(5,198)
(1)	The decrease in volume is due primarily to the redemption of the Vantage at Judson Series B MRB in December 2018 and the scheduled redemption of various subordinate bonds during 2018.
(2)	The decrease in rate is due primarily to resizing of subordinate MRBs into senior MRBs in 2019 and redemptions of subordinate MRBs during 2018 and 2019 that had higher than average interest rates.
(3)

The fixed-rate M45 TEBS Financing closed in August 2018 through the securitization of 25 MRBs. Of the 25 MRBs included in the financing, 24 MRBs were in Term A/B Trusts that were collapsed prior to the closing of the M45 TEBS Financing.

(4)

The increase in rate for the variable TEBS financing was due primarily to approximately $496,000 of previously unamortized deferred financing costs that were recognized as interest expense upon refinancing of the M33 TEBS financing to a fixed interest rate in July 2019.

Comparison of the years ended December 31, 2019 and 2018

The decrease in total revenues and total interest expense between 2019 and 2018 was due to the rate and volume changes noted in the tables above.

Segment net income for 2019 decreased as compared to the same period in 2018 due to the decreases in total revenues total interest expense detailed in the tables above. General and administrative expenses increased by approximately $1.8 million due to increased restricted unit compensation expense. Upon the closing of the acquisition by Greystone of AFCA 2 on September 10, 2019, all outstanding restricted units vested and all previously unrecognized compensation expense was recognized. In addition, there was an increase of approximately $665,000 related to employee salaries, bonuses, taxes and benefits in 2019 as compared to 2018.

Public Housing Capital Fund Trusts Segment

The PHC Certificates within this segment consist of custodial receipts evidencing loans made to public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. In January 2020, we sold all of our PHC Certificates to an unrelated third party.

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$2,369	$2,479	$(110)	-4.4%
Interest expense	1,411	932	479	51.4%
Segment net income	958	406	552	136.0%

Comparison of the years ended December 31, 2019 and 2018

Total revenues were down slightly for 2019 as compared to 2018 due to principal repayments.

The increase in interest expense for 2019 as compared to 2018 was due primarily to additional expense of approximately $622,000 related to fair value adjustments to interest rate swaps. The increase was partially offset by the impact of lower interest rates and principal balances.

The increase in segment net income for 2019 as compared to 2018 was due to the revenue and interest expense changes noted above and impairment charges of approximately $1.1 million recognized 2018 that did not recur in 2019.

MF Properties Segment

As of December 31, 2019 and 2018, the Partnership owned the Suites on Paseo and The 50/50 MF Properties containing a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
MF Properties
Total revenues	$8,081	$9,149	$(1,068)	-11.7%
Gain on sales of real estate assets, net	-	4,051	(4,051)	-100.0%
Interest expense	1,445	1,699	(254)	-14.9%
Segment net income (loss)	(964)	3,677	(4,641)	-126.2%

Comparison of the years ended December 31, 2019 and 2018

The net decrease in total revenues between 2019 and 2018 was due to the following factors:

•	A decrease of approximately $1.2 million due to the sale of the Jade Park MF Property in September 2018; and
•	An increase of approximately $247,000 due to higher rental rates at The 50/50 MF Property.

There was no gain on sale of real estate assets in 2019. The gain on sale of real estate assets in 2018 related to the sale of the Jade Park MF Property in September 2018.

Total interest expense decreased between 2019 and 2018 primarily due to the repayment of the Jade Park MF Property mortgage payable upon the sale of the property in September 2018.

The decrease in net income was due to the changes in total revenues, gain on sales of real estate assets and interest expense described above. In addition, the following changes contributed to the change in net income:

•	A decrease of approximately $594,000 in real estate operating expenses due to the sale of the Jade Park MF Property in September 2018;
•	A decrease of approximately $239,000 in real estate operating expenses related to generally lower operating expenses at the Suites on Paseo MF Property;
•	A decrease of approximately $267,000 in depreciation expense due to the sale of the Jade Park MF Property in September 2018; and
•	A change in net income tax expense (benefit) that decreased net income by approximately $967,000 related to return-to-provision adjustments in 2018 that did not recur in 2019.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily projects and property loans due from multifamily projects.

The following table compares operating results for the Other Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Other Investments
Total revenues	$10,520	$12,102	$(1,582)	-13.1%
Gain on sale of investments in unconsolidated entities	16,142	2,904	13,238	455.9%
Segment net income	26,664	15,009	11,655	77.7%

Comparison of the years ended December 31, 2019 and 2018

The decrease in total revenues between 2019 and 2018 was due to the following factors:

•	A decrease of approximately $1.5 million related to redemptions of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively;
•

A decrease in contingent interest of $2.0 million. In 2019, we realized contingent interest of approximately $3.0 million upon redemption of the Vantage at Brooks, LLC property loan in January 2019. In 2018, we realized contingent interest of approximately $5.1 million upon redemption of the Vantage at New Braunfels, LLC property loan in December 2018; and

•

An increase of approximately $2.0 million in investment interest income related to additional investments in unconsolidated entities during 2019 and 2018. We made investments in unconsolidated entities totaling approximately $25.3 million and $41.5 million in 2019 and 2018, respectively.

The gain on sale of investments in unconsolidated entities for 2019 consists of approximately $10.5 million and $5.7 million related to the sales of Vantage at Panama City Beach in September and Vantage at Boerne in December, respectively. The gain on sale of investment in an unconsolidated entity for 2018 was related to the sale of the Vantage at Corpus Christi property in December.

The increase in net income between 2019 and 2018 was due to the increases in total revenues and gain on sale of investments in unconsolidated entities described above.

Debt Financing

The following table summarizes the Partnership’s debt financing, net of deferred financing costs, as of December 31, 2019:

	Outstanding Debt Financings as of December 31, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,495,442	$204,000	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	79,505,180	4,999	2014	July 2024	Weekly	1.64%	1.54%	3.18%
Fixed - M33	31,367,147	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	217,603,233	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB (3)	102,591,789	-	2019	July 2020 - September 2020	Weekly	1.79% - 2.08%	1.12% - 1.66%	2.96% - 3.45%
Fixed - Term TOB (3)	21,073,418	-	2014 - 2019	January 2020 - May 2022	N/A	N/A	N/A	3.53% - 4.01%
Fixed - Term A/B (3)	43,561,212	-	2017 - 2019	February 2020 - February 2027	N/A	N/A	N/A	4.46% - 4.53%
Total Debt Financings	$536,197,421

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)	The following table summarizes the individual TOB, Term TOB and Term A/B Trust securitizations as of December 31, 2019:

	Outstanding Financing as of December 31, 2019, net	Financing Facility Provider	Year Acquired	Stated Maturity	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
Variable - TOB Securitization
Live 929	$31,733,007	Mizuho	2019	August 2020	Weekly	1.79%	1.66%	3.45%
Montecito at Williams Ranch - Series A	6,899,653	Mizuho	2019	August 2020	Weekly	1.79%	1.17%	2.96%
PHC Certificate Trust 1	20,067,635	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
PHC Certificate Trust 2	3,786,197	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
PHC Certificate Trust 3	10,850,103	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
Rosewood Townhomes - Series A	7,687,958	Mizuho	2019	July 2020	Weekly	1.79%	1.17%	2.96%
South Pointe Apartments - Series A	17,992,112	Mizuho	2019	July 2020	Weekly	1.79%	1.17%	2.96%
Vineyard Gardens - Series A	3,575,124	Mizuho	2019	August 2020	Weekly	1.79%	1.17%	2.96%
Total TOB Financing\ Weighted Average Period End Rate	$102,591,789							3.19%

	Outstanding Financing as of December 31, 2019, net	Financing Facility Provider	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Pro Nova 1	$8,010,000	Deutsche Bank	2014	January 2020	4.01%
Village at Avalon	13,063,418	Morgan Stanley	2019	May 2022	3.53%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$21,073,418				3.71%

Fixed - Term A/B Trusts Securitization
Avistar at Copperfield - Series A	$8,385,080	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,142,267	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wood Hollow - Series A	26,773,109	Deutsche Bank	2017	February 2027	4.46%
Gateway Village	2,260,628	Deutsche Bank	2019	February 2020	4.53%
Lynnhaven	3,000,128	Deutsche Bank	2019	February 2020	4.53%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$43,561,212				4.47%

The following table summarizes the Partnership’s debt financing, net of deferred financing costs, as of December 31, 2018:

	Outstanding Debt Financings as of December 31, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24	$41,466,000	$432,998	2010	September 2020	Weekly	1.76%	1.85%	3.61%
Variable - M31 (1)	80,418,505	181,626	2014	July 2019 (2)	Weekly	1.74%	1.49%	3.23%
Variable - M33 (1)	31,262,039	58,002	2015	July 2020 (3)	Weekly	1.74%	1.26%	3.00%
Fixed - M45 (4)	219,250,387	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB (5)	37,620,000	-	2012	May 2019	Weekly	2.21%	1.67%	3.88%
Fixed - Term TOB (6)	46,675,413	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B (6)	48,971,221	-	2017 - 2018	May 2019 - February 2027	N/A	N/A	N/A	4.46% - 4.53%
Total Debt Financings	$505,663,565

(1)	Facility fees have a variable component.
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

(5)	The variable TOB Financings are secured by the Partnership’s three PHC Certificates.

(6)	The following table summarizes the individual Term TOB and Term A/B Trust securitizations as of December 31, 2018:

	Outstanding Financing as of December 31, 2018, net	Financing Facility Provider	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,665,413	Deutsche Bank	2014	October 2019	4.39%
Pro Nova 1	9,010,000	Deutsche Bank	2014	October 2019	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,675,413				4.31%

Term A/B Trusts Securitization
Avistar at Wood Hollow - Series A	$26,860,337	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,172,029	Deutsche Bank	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,422,855	Deutsche Bank	2017	February 2027	4.46%
Montecito at Williams Ranch - Series A	6,921,000	Deutsche Bank	2018	May 2019	4.53%
Vineyard Gardens - Series A	3,595,000	Deutsche Bank	2018	May 2019	4.53%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$48,971,221				4.47%

The Partnership is required to meet various covenants under the Master Trust Agreements related to TOB, Term TOB and Term A/B Trusts Financings with Deutsche Bank and Mizuho.  There are also covenants included in a Trust Agreement with Morgan Stanley. As of December 31, 2019, the most restrictive covenants are: (i) Deutsche Bank requires that cash available to distribute plus interest expense for the trailing twelve months, must be at least twice the trailing twelve-month interest expense; (ii) Mizuho requires the Partnership’s residual interest in each trust maintain a certain value in relationship to total assets in each trust; (iii) Morgan Stanley requires the securitized MRB maintain a certain minimum debt service coverage ratio and occupancy metrics; and (iv) the Partnership’s assets or net assets must meet certain minimum amounts. As of December 31, 2019, the Partnership was in compliance with all covenants. If the Partnership were to be out of compliance with any of the covenants of a Master Trust Agreement, it would trigger a termination event of the financing facilities related to that Master Trust Agreement.

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” of this Report and Note 14 to the Partnership’s consolidated financial statements for additional details.

Discussion of the Residential Properties Securing our Mortgage Revenue Bond Holdings and MF Properties as of December 31, 2019 and 2018

The following tables outline information regarding the Residential Properties on which we hold MRBs as investments. The tables also contain information about the MF Properties. The narrative discussion that follows provides a brief operating analysis of each category for the years ended December 31, 2019 and 2018.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the years ended December 31, 2019 and 2018, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our MRBs for the non-consolidated stabilized properties was current as of December 31, 2019. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the Years Ended December 31,
Property Name	State	2019	2019	2018	2019	2018
Non-Consolidated Properties-Stabilized (3)
Courtyard	CA	108	97%	97%	98%	99%
Glenview Apartments	CA	88	98%	94%	96%	96%
Harden Ranch	CA	100	99%	98%	96%	96%
Harmony Court Bakersfield	CA	96	99%	97%	96%	96%
Harmony Terrace	CA	136	100%	99%	128%	126%
Las Palmas	CA	81	100%	100%	99%	98%
Montclair Apartments	CA	80	99%	100%	101%	98%
Montecito at Williams Ranch Apartments	CA	132	96%	98%	108%	93%
San Vicente	CA	50	100%	100%	102%	96%
Santa Fe Apartments	CA	89	98%	96%	96%	96%
Seasons at Simi Valley	CA	69	100%	100%	120%	119%
Seasons Lakewood	CA	85	99%	100%	99%	102%
Seasons San Juan Capistrano	CA	112	96%	100%	100%	99%
Solano Vista (5)	CA	96	99%	97%	106%	n/a
Summerhill	CA	128	98%	97%	97%	96%
Sycamore Walk	CA	112	98%	100%	91%	98%
The Village at Madera	CA	75	100%	96%	97%	97%
Tyler Park Townhomes	CA	88	97%	98%	97%	97%
Vineyard Gardens	CA	62	100%	100%	101%	102%
Westside Village Market	CA	81	99%	100%	99%	100%
Brookstone	IL	168	95%	98%	100%	96%
Copper Gate Apartments	IN	128	92%	99%	97%	97%
Renaissance	LA	208	95%	95%	89%	94%
Live 929 Apartments	MD	572	92%	84%	84%	85%
Woodlynn Village	MN	59	97%	97%	97%	97%
Gateway Village (6)	NC	64	94%	n/a	88%	n/a
Greens Property	NC	168	96%	96%	91%	90%
Lynnhaven Apartments (6)	NC	75	89%	n/a	88%	n/a
Silver Moon	NM	151	95%	91%	88%	89%
Village at Avalon (5)	NM	240	99%	97%	95%	n/a
Ohio Properties (4)	OH	362	97%	97%	95%	94%
Bridle Ridge	SC	152	99%	99%	88%	95%
Columbia Gardens	SC	188	94%	91%	94%	94%
Companion at Thornhill Apartments	SC	179	100%	100%	92%	87%
Cross Creek	SC	144	97%	93%	90%	89%
The Palms at Premier Park Apartments	SC	240	95%	93%	91%	87%
Village at River's Edge	SC	124	100%	100%	99%	98%
Willow Run	SC	200	87%	94%	91%	91%
Arbors at Hickory Ridge (7)	TN	348	90%	87%	76%	84%
Avistar at Copperfield	TX	192	92%	96%	87%	85%
Avistar at the Crest	TX	200	92%	94%	81%	76%
Avistar at the Oaks	TX	156	97%	96%	86%	85%
Avistar at the Parkway	TX	236	94%	86%	80%	77%
Avistar at Wilcrest	TX	88	91%	92%	82%	79%
Avistar at Wood Hollow	TX	409	97%	96%	92%	84%
Avistar in 09	TX	133	100%	94%	90%	89%
Avistar on the Boulevard	TX	344	96%	93%	83%	82%
Avistar on the Hills	TX	129	98%	91%	87%	89%
Bruton Apartments	TX	264	89%	95%	83%	86%
Concord at Gulfgate	TX	288	94%	91%	84%	85%
Concord at Little York	TX	276	91%	95%	85%	89%
Concord at Williamcrest	TX	288	97%	98%	90%	90%
Crossing at 1415	TX	112	97%	92%	87%	82%
Decatur Angle	TX	302	89%	92%	82%	80%
Esperanza at Palo Alto	TX	322	94%	93%	83%	87%
Heights at 515	TX	96	96%	96%	87%	89%
Heritage Square	TX	204	96%	82%	72%	75%
Oaks at Georgetown	TX	192	91%	95%	90%	92%
Runnymede	TX	252	97%	99%	90%	95%
Southpark	TX	192	96%	97%	92%	93%
15 West Apartments	WA	120	98%	98%	96%	96%
		10,433	95%	94%	90%	90%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

Reynoldsburg, Ohio.

(5)	Certain previous period occupancy numbers are not available as this was a new investment in the fourth quarter of 2018.
(6)	Previous period occupancy numbers are not available as this was a new investment in 2019.
(7)	The economic occupancy reported for the year ended December 31, 2018 was based on the latest available financial information, which was as of September 30, 2018.

Overall physical and economic occupancy was consistent from 2018 to 2019.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties either do not meet the definition of a VIE or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2019 these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of December 31, 2019, debt service on our MRBs for the non-consolidated properties that are not stabilized was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the Years Ended December 31,
Property Name	State	2019	2019	2018	2019	2018
Non-Consolidated Properties-Non Stabilized (3)
Montevista (4)	CA	82	99%	n/a	108%	n/a
Rosewood Townhomes	SC	100	98%	75%	86%	70%
South Pointe Apartments	SC	256	98%	70%	81%	72%
		438	98%	72%	86%	72%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Previous period occupancy numbers are not available as this was a new investment in 2019.

The increase in overall physical and economic occupancy from 2018 to 2019 was due to the completion of rehabilitations and lease-up of Rosewood Townhomes and South Pointe Apartments during 2019.

MF Properties

As of December 31, 2019, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2019 and 2018, both MF Properties met the stabilization criteria (see footnote 3 below the table). The MF properties are encumbered by mortgage loans with an aggregate principal balance of $26.8 million as of December 31, 2019.  Debt service on our mortgage payables was current as of December 31, 2019.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the Years Ended December 31,
Property Name	State	2019	2019	2018	2019	2018
MF Properties-Stabilized (3)
Suites on Paseo	CA	384	89%	91%	87%	91%
The 50/50 Property	NE	475	99%	98%	87%	83%
		859	94%	95%	87%	87%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

Overall physical occupancy and economic occupancy was consistent from 2018 to 2019.

Results of Operations

The tables and following discussions of our changes in results of operations for the years ended December 31, 2019 and 2018, and should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto filed in Item 8 of this Report.

The following table compares revenue and other income for the Partnership for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Revenues and Other Income:
Property revenues	$8,081	$9,075	$(994)	-11.0%
Investment income	50,223	51,480	(1,257)	-2.4%
Contingent interest income	3,045	9,323	(6,278)	-67.3%
Other interest income	851	7,636	(6,785)	-88.9%
Other income	118	3,842	(3,724)	-96.9%
Gain on sales of real estate assets, net	-	4,051	(4,051)	-100.0%
Gain on sale of investments in unconsolidated entities	16,142	2,904	13,238	455.9%
Total Revenues and Other Income	$78,460	$88,311	$(9,851)	-11.2%

Discussion of the Total Revenues for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Property revenues.  The net decrease in total revenue between 2019 and 2018 was due to the following factors:

•	A decrease of approximately $1.2 million due to the sale of the Jade Park MF Property in September 2018; and
•	An increase of approximately $247,000 due to higher rental rates at The 50/50 MF Property.

Investment income. The net decrease in investment income between 2019 and 2018 was due to the following factors:

•

Decreases of approximately $1.7 million and $1.4 million in investment income related to decreasing MRB volume and interest rates, respectively. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 7;

•

An increase of approximately $2.0 million in investment interest income related to additional investments in unconsolidated entities during 2019 and 2018. We made investments in unconsolidated entities totaling approximately $25.3 million and $41.5 million in 2019 and 2018, respectively; and

•	Approximately $333,000 of additional interest income recognized in 2018 that did not recur in 2019.

Contingent interest income. In 2019, we realized contingent interest of approximately $3.0 million upon redemption of the Vantage at Brooks, LLC property loan in January 2019. In 2018, we realized contingent interest of approximately $4.2 million from redemption of the Lake Forest MRB in September and approximately $5.1 million upon redemption of the Vantage at New Braunfels, LLC property loan in December.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by us. The decrease between 2019 and 2018 was due to the following factors:

•	A decrease of approximately $4.6 million from interest received on Lake Forest property loans in September 2018, which did not recur in 2019;
•	A decrease of approximately $1.5 million related to redemptions of the Vantage at New Braunfels, LLC and Vantage at Brooks, LLC property loans in December 2018 and January 2019, respectively; and
•	Approximately $354,000 of other interest income recognized in 2018, which did not recur in 2019.

Other income.  Other income was minimal for 2019. Other income recognized in 2018 consisted primarily of approximately $3.8 million related to early redemptions of the Lake Forest and Vantage at Judson MRBs during 2018.

Gain on the sale of real estate assets. There was no gain on sale of real estate assets reported for 2019. The gain on sale of real estate assets in 2018 related to the sale of the Jade Park MF Property in September 2018.

Gain on sale of investments in unconsolidated entities. The gain on sale of investment in unconsolidated entities for 2019 consists of approximately $10.5 million and $5.7 million related to the sales of Vantage at Panama City Beach in September and Vantage at Boerne in December, respectively. The gain on sale of investment in an unconsolidated entity for 2018 relates to the sale of the Vantage at Corpus Christi property in December.

The following table compares Partnership expenses for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$4,474	$5,300	$(826)	-15.6%
Impairment of securities	-	1,141	(1,141)	-100.0%
Impairment charge on real estate assets	75	150	(75)	-50.0%
Depreciation and amortization	3,091	3,556	(465)	-13.1%
Interest expense	24,717	24,863	(146)	-0.6%
General and administrative	15,565	13,083	2,482	19.0%
Total Expenses	$47,922	$48,093	$(171)	-0.4%

Discussion of the Total Expenses for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses is fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The decrease in real estate operating expenses between 2019 and 2018 was due to the following factors:

•	A decrease of approximately $594,000 due to the sale of the Jade Park MF Property in September 2018; and
•	A decrease of approximately $239,000 related to generally lower operating expenses at the Suites on Paseo MF Property.

Impairment of securities.  There was no impairment of securities recognized for 2019. The impairment of securities for 2018 related to decreases in the fair value of the PHC Certificates.

Impairment charge on real estate assets.   The impairment charge on real estate assets for 2019 and 2018 related to the land held for development in Gardner, KS.

Depreciation and amortization expense.  Depreciation and amortization relate primarily to the MF Properties.  The decrease in depreciation and amortization expenses between 2019 and 2018 was due to the following factors:

•	A decrease of approximately $267,000 in depreciation expense due to the sale of the Jade Park MF Property in September 2018; and
•	A decrease of approximately $190,000 in depreciation expense due to real estate assets that became fully depreciated in mid-2019.

Interest expense. The net decrease in interest expense between 2019 and 2018 was due to the following factors:

•	A decrease of approximately $1.4 million due to lower average principal outstanding; and
•	An increase of approximately $1.2 million related to fair value adjustments to interest rate derivatives, net of cash paid.

General and administrative expenses.  The increase in general and administrative expenses between 2019 and 2018 was due to the following factors:

•

An increase of approximately $1.8 million in restricted unit compensation expense. Upon the closing of the acquisition by Greystone of AFCA 2 on September 10, 2019, all outstanding restricted units vested and all previously unrecognized compensation expense was recognized; and

•	An increase of approximately $665,000 in employee salaries, bonuses, taxes and benefits.

Discussion of Income Tax Benefit (Expense) for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans.

There was minimal taxable income for the Greens Hold Co in 2019. The income tax benefit recognized in 2018 was a result of minimal taxable income during the year and return-to-provision adjustments for differences between estimated 2017 taxes and the final tax returns.

Liquidity and Capital Resources

Our short-term liquidity requirements over the next 12 months will be primarily for distribution payments, operational expenses, debt service (principal and/or interest payments) and maturities of debt financings and mortgages payable. We expect to meet these liquidity requirements primarily using cash on hand and operating cash flows from our investments and MF Properties. We expect to refinance our debt financings and mortgages payable maturing within the next 12 months with the same or similar lenders prior to maturity.

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

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Operating cash flows from investments in MRBs and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Unsecured lines of credit;
•	Proceeds from increasing leverage of debt financings;
•	Issuances of BUCs and Series A Preferred Units; and
•	Proceeds from the sale of assets.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular, fixed-rate interest payments received on our MRBs that provide consistent cash receipts throughout the year.  The Partnership also receives distributions from investments in unconsolidated entities if, and when, cash is available for distribution to the underlying investees. Receipt of cash from our investments in MRBs and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from the PHC Certificates is not considered as the PHC Certificates were sold in January 2020.

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating expenses and mortgage service payments, are considered to be unrestricted for use by the Partnership. The MF properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Unsecured Lines of Credit

We continue to maintain two unsecured lines of credit with a financial institution. Our unsecured operating line of credit (“LOC”) allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended December 31, 2019. In addition, we have fulfilled this requirement for the first quarter of 2020. We have $10.0 million available on the operating LOC at December 31, 2019.

Our unsecured non-operating LOC allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate, MRBs and taxable MRBs. Advances on this unsecured LOC are due on the 270th day following the advance date but may be extended by making certain payments for up to an additional 270 days. The unsecured non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership is in compliance with all covenants at December 31, 2019. We anticipate paying off the balances on our unsecured non-operating LOC by entering into fixed-rate debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We have approximately $36.8 million available on the unsecured non-operating LOC at December 31, 2019.

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

Issuances of BUCs and Series A Preferred Units

We may, from time to time, issue additional BUCs in the public market.  In December 2019, the Partnership’s Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the SEC under which the Partnership may offer up to $225.0 million of BUCs for sale from time to time. The Registration Statement will expire in December 2022.

The Partnership is authorized to issue Series A Preferred Units under the Partnership Agreement. As of December 31, 2019, we have issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated as of October 25, 2017.  The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs, if the General Partner deems such offerings to be necessary and otherwise consistent with the Partnership’s strategic initiatives.

Proceeds from the Sale of Assets

We may, from time to time, sell our investments in MRBs, investments in unconsolidated entities and MF Properties consistent with our strategic plans. Our ability to dispose of such investments on favorable terms is dependent upon a number of factors including (but not limited to) the availability of credit to potential buyers to purchase investments at prices we consider acceptable. In addition, potential adverse changes to general market and economic conditions could negatively impact our ability to sell our investments in the future.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General and administrative expenses;
•	Distributions paid to holders of Series A Preferred Units and BUCs;
•	Investments in additional MRBs, property loans and unconsolidated entities;
•	Debt service on debt financing and mortgages payable; and
•	Other contractual obligations.

General and Administrative Expenses

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

We have paid total annual distributions of $0.50 per BUC, payable quarterly, during the years ended December 31, 2019 and 2018. Distributions to the BUC holders may increase or decrease at the determination of the General Partner based on its determination of cash available for distribution and other factors deemed relevant by the General Partner.

Investments in Additional MRBs, Property Loans and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in quality multifamily projects through either the acquisition of MRBs, property loans or direct equity investments in both existing and new markets. We evaluate investment opportunities based on (but not limited to) our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term liquidity sources, and the availability of investment capital.

Debt Service on Debt Financing and Mortgages Payable

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs and other investments. The financing arrangements generally involve the securitization of MRBs and other investments into trusts whereby we retain beneficial interests in the trusts that provide certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties with the residual interests retained by the Partnership. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests. We anticipate that cash flows from the securitized assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

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

We actively manage both our fixed and variable rate debt financings. The following table summarizes our fixed and variable rate debt financings as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Debt Financing Type	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	$356,258,799	66.1%	$317,096,477	62.3%
Variable	182,329,180	33.9%	191,816,849	37.7%
Total	$538,587,979		$508,913,326

As disclosed in Note 15 to the consolidated financial statements, we refinanced the M24 and M33 TEBS Financings from variable to fixed in July 2019, which has resulted in an increase in the percentage of fixed rate debt financing. This increase was somewhat offset by eight new variable rate TOB Trusts with Mizuho in the third quarter of 2019.

Our mortgages payable financing arrangements are used to leverage our MF Properties. The mortgages are entered into with financial institutions and are secured by security interests in the MF Properties. The mortgages bear interest that may be fixed or variable, depending on the terms of the arrangement, and include scheduled principal payments. We anticipate that cash flows from the secured properties will be sufficient to pay all normal, recurring principal and interest payments.

We anticipate refinancing all debt financing and mortgage payable arrangements maturing in 2020 with similar arrangements of terms greater than one year. We typically refinance arrangements with existing lenders, assuming the terms are acceptable to the Partnership. We may also explore other financing options with Freddie Mac, Fannie Mae, other investment banks or other lenders in the market.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments by the Partnership.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target ratios for each type of financing obligation utilized by us to manage an overall leverage constraint, established by the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s General Partner. The leverage utilized is dependent upon several factors, including, but not limited to, the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, PHC Certificates, property loans, and taxable MRBs, and initial cost for deferred financing costs and MF Properties. At December 31, 2019, our overall leverage ratio was approximately 61%.

Cash Flows

In 2019, we generated $9.9 million of cash, which was the net result of $18.0 million provided by operating activities, $23.2 million provided by investing activities, and $31.3 million used in financing activities.

Cash provided by operating activities totaled $18.0 million in 2019 compared to $25.7 million generated in 2018. The decrease was mainly driven by a decrease in net income, offset by gains on sales and contingent interest related to investing activities.

Cash provided by investing activities totaled $23.2 million in 2019 compared to cash provided of $49.1 million in 2018. The change was due to the following factors:

•	A decrease in cash used to purchase MRBs of $22.5 million;
•	A decrease in principal payments and redemption proceeds received on MRBs and contingent interest of $70.7 million;
•	A decrease in net principal payments and contingent interest related to property loans of $7.6 million;
•	An increase in cash from sale of investment in an unconsolidated entity of $22.2 million;
•	A decrease in cash contributed to unconsolidated entities and land held for development of $16.1 million; and
•	A decrease in proceeds from sales of real estate assets of $13.5 million.

Cash used in financing activities totaled $31.3 million in 2019 compared to cash used of $113.1 million in 2018. The change is due primarily to a net decrease in cash from debt financings of $83.8 million as compared to 2018.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provision for loan losses, impairments on MRBs, PHC Certificates, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and Series A Preferred Unit distributions and accretion.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

Currently, cash distributions are made to the Partnership’s BUC holders at an annual rate of $0.50 per BUC. The amount of cash per BUC distributed may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available for this purpose. During the years ended December 31, 2019 and 2018, we generated CAD of $0.57 and $0.73 per BUC, respectively. We believe that as we continue to implement our current investment plans, we will continue to generate sufficient CAD to maintain cash distributions to BUC holders at the existing level of $0.50 per BUC per year without the use of other available cash.  However, there is no assurance that we will be able to generate CAD at levels in excess of the current annual distribution rate, which could result in a reduced annual distribution rate per BUC.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income (loss) as determined in accordance with GAAP to CAD) for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Net income	$30,492,151	$41,139,529
Change in fair value of derivatives and interest rate derivative amortization	499,835	(724,579)
Depreciation and amortization expense	3,091,417	3,556,265
Impairment of securities	-	1,141,020
Impairment charge on real estate assets	75,000	150,000
Amortization of deferred financing costs	1,713,534	1,673,044
RUA compensation expense	3,636,091	1,822,525
Deferred income taxes	(149,874)	(242,235)
Redeemable Series A Preferred Unit distribution and accretion	(2,871,051)	(2,871,050)
Tier 2 Income distributable to the General Partner (1)	(2,018,202)	(2,062,118)
Bond purchase premium (discount) amortization (accretion), net of cash received	(80,524)	(14,633)
Total CAD	$34,388,377	$43,567,768

Weighted average number of BUCs outstanding, basic	60,551,775	60,028,120
Net income per BUC, basic	$0.42	$0.60
Total CAD per BUC, basic	$0.57	$0.73
Distributions declared, per BUC	$0.50	$0.50

(1)

As described in Note 3 to the Partnership’s consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•

For the year ended December 31, 2019, we realized contingent interest of approximately $3.0 million on the redemption of the Vantage at Brooks, LLC property loan, a $10.5 million gain on sale related to the Partnership’s investment in Vantage at Panama City Beach, LLC and a $5.7 million gain on sale related to the Partnership’s investment in Vantage at Boerne, LLC.  These amounts are considered Tier 2 income up to a maximum amount allowed by the Partnership Agreement and are distributed 25% to the General Partner. Tier 2 income is limited to 0.9% per annum of the principal amount of the MRBs and other investments on a cumulative basis. This limit was reached during the year ended December 31, 2019. All income in excess of the limit is considered Tier 3 income that is allocated entirely to the BUCs. See Note 3 to the Partnership’s consolidated financial statements for additional information.

•

For the year ended December 31, 2018, we realized contingent interest of approximately $4.2 million on redemption of the Lake Forest MRB, contingent interest of approximately $5.1 million on redemption of the Vantage at New Braunfels, LLC property loan, a gain on sale of approximately $4.1 million related to the Jade Park MF Property, and a gain on sale of approximately $2.9 million related to the Partnership’s investment in Vantage at Corpus Christi, LLC. These amounts are considered Tier 2 income up to a maximum amount allowed by the Partnership Agreement and are distributed 25% to the General Partner. Tier 2 income is limited to 0.9% per annum of the principal amount of the MRBs and other investments on a cumulative basis. This limit was reached during the year ended December 31, 2018. All income in excess of the limit is considered Tier 3 income that is allocated entirely to the BUCs. See Note 3 to the Partnership’s consolidated financial statements for additional information.

Off Balance Sheet Arrangements

As of December 31, 2019 and 2018, we held MRBs that are collateralized by Residential Properties and one commercial property.  The Residential Properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

The Partnership has entered into various commitments and guarantees. For additional discussions related to commitments and guarantees, see Note 18 to the Partnership’s consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than what is disclosed in Note 22 to the Partnership’s consolidated financial statements.

Contractual Obligations

As discussed in Notes 14 through 16 to the Partnership’s consolidated financial statements, the debt obligation amounts maturing in 2020 consist of the principal on LOCs, various TOB, Term TOB and Term A/B debt financings with Deutsche Bank and Mizuho, and payments on the MF Property mortgages payable.  Our strategic objective is to leverage our MRB portfolio utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the Term A/B Trust program with Deutsche Bank, the TOB Trust program with Mizuho or the Term TOB Trust program with Morgan Stanley.  This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

See Note 19 to the Partnership’s consolidated financial statements for details regarding potential redemption dates for the Partnership’s Series A Preferred Units outstanding.

We have the following contractual obligations as of December 31, 2019:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations
Lines of credit - secured and unsecured	$13,200,000	$13,200,000	$-	$-	$-
Debt financing	538,587,979	121,117,504	23,823,847	21,369,813	372,276,815
Mortgages payable	26,812,851	26,812,851	-	-	-
Lease Obligations
Operating leases	5,215,119	135,812	275,457	286,577	4,517,273
Total	$583,815,949	$161,266,167	$24,099,304	$21,656,390	$376,794,088

We are also contractually obligated to pay interest on our long-term debt obligations. The weighted average interest of our lines of credit was 4.2% as of December 31, 2019. The weighted average interest of our debt financing was 3.6% as of December 31, 2019. The weighted average interest of our mortgages payable is 4.7% as of December 31, 2019.

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

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by us. Our significant accounting policies are described in Note 2 and 23 to the Partnership’s consolidated financial statements, which are incorporated by reference. We consider the following to be our critical accounting policies because they involve our judgments, assumptions and estimates that significantly affect the Partnership’s consolidated financial statements. If these estimates differ significantly from actual results, the impact on the Partnership’s consolidated financial statements may be material.

Variable Interest Entities

Under the accounting guidance for consolidation, the Partnership must evaluate entities in which it holds a variable interest to determine if the entities are VIEs and if the Partnership is the primary beneficiary. The entity that is deemed to have: (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, is considered the primary beneficiary. If the Partnership is deemed to be the primary beneficiary, then it must consolidate the VIEs in its consolidated financial statements.  The Partnership has consolidated all VIEs in which it has determined it is the primary beneficiary. In the Partnership’s consolidated financial statements, all transactions and accounts between the Partnership and the consolidated VIEs have been eliminated in consolidation.

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

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.  To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of the hierarchy are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 inputs are unobservable inputs for asset or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Investments in MRBs and Taxable MRBs.  The fair value of the Partnership’s investments in MRBs and taxable MRBs as of December 31, 2019 and 2018 is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds Impairment

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.

The Partnership periodically reviews each of its MRBs, taxable MRBs and bond purchase commitments for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including:

•	The duration and severity of the decline in fair value;
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers;
•	Adverse conditions specifically related to the security, its collateral, or both;
•	Volatility of the fair value of the security;
•	The likelihood of the borrower being able to make payments;
•	Failure of the issuer to make scheduled interest or principal payments; and
•	Recoveries or additional declines in fair value after the balance sheet date.

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

Investments in Unconsolidated Entities Impairment

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

The Partnership’s assessment of whether a decline in value is other than temporary is based on the Partnership’s ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered other than temporary, an impairment charge would be recorded equal to the excess of the carrying value over the estimated fair value of the investment.

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

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, see Note 2 to the Partnership’s consolidated financial statements which is incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposures are interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, and our debt financing and mortgages payable.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  The nature of our MRBs and the debt financing used to finance these investments exposes us to financial risk due to fluctuations in market interest rates.  The MRBs bear interest at fixed rates.

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

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB or taxable property loans, a default may occur. A property’s ability to generate net operating cash flows is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a multifamily residential property.

Defaults on the MRBs or taxable property loans may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net operating cash flows decline, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the MRB or secured taxable property loan.  In the event of a default on an MRB or secured taxable property loan, we will have the right to foreclose on the mortgage or deed of trust securing the property. If we take ownership of the property securing a defaulted MRB, we will be entitled to all net operating cash flows generated by the property. If such an event occurs, these amounts will not provide tax-exempt income.

We actively manage the credit risks associated with our MRBs and taxable property loans by performing a complete due diligence and underwriting process of the properties securing these investments prior to investing.  In addition, we carefully monitor the on-going performance of the properties underlying these investments.

Mortgage Revenue Bonds Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield on similar MRBs, specific terms of each MRB, and various characteristics of the properties collateralizing the MRBs such as debt service coverage ratio, loan to value, and other characteristics.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of December 31, 2019:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$773,597	2.4%	-8.5%	2.6%	-9.4%	$21,169

Geographic Risk

The properties securing the MRBs are geographically dispersed throughout the United States with significant concentrations (geographic risk) in Texas, California, and South Carolina.  The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2019	December 31, 2018
Texas	43%	43%
California	18%	18%
South Carolina	17%	17%

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At December 31, 2019, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 4.2% and 4.9%;
•	The M31 TEBS facility has a variable interest rate of 3.2%;
•	The M24 and M33 TEBS facilities have fixed interest rates that range between 3.1% and 3.2%;
•	The M45 TEBS facility has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•	The Term TOB Trusts securitized by MRBs have fixed interest rates that range between 3.5% and 4.0%;
•	The Term A/B Trusts securitized by MRBs have fixed interest rates of 4.5%;
•	The TOB Trusts securitized by MRBs have variable interest rates that range between 3.0% and 3.5%;
•	The TOB Trusts securitized by PHC Certificates have variable interest rates of 3.2%; and
•	The mortgages payable have fixed and variable interest rates that range between 4.7% and 4.8%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on the variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of December 31, 2019:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2019
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	$-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	81,101,364	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	4,090
Sept 2017	58,090,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	79,333,280	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	6,821
							$10,911

(1)	For additional details, see Note 23 to the Partnership's consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates as of December 31, 2019:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$120,511	$(239,715)	$(484,524)	$(725,267)	$(966,059)
TEBS Debt Financings	89,952	(178,932)	(327,287)	(402,507)	(477,867)
Other Investment Financings	21,851	(43,677)	(87,322)	(130,935)	(174,516)
Total	$232,314	$(462,324)	$(899,133)	$(1,258,709)	$(1,618,442)

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve.  Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions.

No assurance can be made that the assumptions included in the Table presented herein will occur or that other events would not occur that would affect the outcomes of the analysis.  Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2019, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Partners of

America First Multifamily Investors, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of America First Multifamily Investors, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the two years in the period ended December 31, 2019, including the related notes  (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2020

We have served as the Partnership’s auditor since 2016.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$42,308,153	$32,001,925
Restricted cash	877,828	1,266,686
Interest receivable, net	7,432,433	7,011,839
Mortgage revenue bonds held in trust, at fair value (Note 6)	743,587,715	645,258,873
Mortgage revenue bonds, at fair value (Note 6)	30,009,750	86,894,562
Public housing capital fund trust certificates, at fair value (Note 7)	43,349,357	48,672,086
Real estate assets: (Note 8)
Land and improvements	4,906,130	4,971,665
Buildings and improvements	72,011,533	71,897,070
Real estate assets before accumulated depreciation	76,917,663	76,868,735
Accumulated depreciation	(15,357,700)	(12,272,387)
Net real estate assets	61,559,963	64,596,348
Investments in unconsolidated entities (Note 9)	86,981,864	76,534,306
Property loans, net of loan loss allowance (Note 10)	7,999,094	15,961,012
Other assets (Note 12)	5,062,351	4,515,609
Total Assets	$1,029,168,508	$982,713,246

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$9,036,167	$7,543,822
Distribution payable	7,607,984	7,576,167
Unsecured lines of credit (Note 14)	13,200,000	35,659,200
Debt financing, net (Note 15)	536,197,421	505,663,565
Mortgages payable and other secured financing, net (Note 16)	26,802,246	27,454,375
Total Liabilities	592,843,818	583,897,129

Commitments and Contingencies (Note 18)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,386,427	94,350,376

Partnersʼ Capital:
General Partner (Note 1)	735,128	344,590
Beneficial Unit Certificates ("BUCs," Note 1)	341,203,135	304,121,151
Total Partnersʼ Capital	341,938,263	304,465,741
Total Liabilities and Partnersʼ Capital	$1,029,168,508	$982,713,246

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Revenues:
Property revenues	$8,081,029	$9,074,805
Investment income	50,222,435	51,479,641
Contingent interest income	3,045,462	9,322,849
Other interest income	851,123	7,636,226
Other income	117,964	3,842,055
Total revenues	62,318,013	81,355,576
Expenses:
Real estate operating (exclusive of items shown below)	4,473,558	5,300,296
Impairment of securities	-	1,141,020
Impairment charge on real estate assets	75,000	150,000
Depreciation and amortization	3,091,417	3,556,265
Interest expense (Note 2)	24,717,294	24,863,056
General and administrative	15,564,403	13,082,023
Total expenses	47,921,672	48,092,660
Other Income:
Gain on sales of real estate assets, net	-	4,051,429
Gain on sale of investments in unconsolidated entities	16,141,797	2,904,087
Income before income taxes	30,538,138	40,218,432
Income tax expense (benefit)	45,987	(921,097)
Net income	30,492,151	41,139,529
Redeemable Series A Preferred Unit distributions and accretion	(2,871,051)	(2,871,050)
Net income available to Partners	$27,621,100	$38,268,479

Net income available to Partners allocated to:
General Partner	$2,102,874	$2,285,943
Limited Partners - BUCs	25,423,398	35,755,806
Limited Partners - Restricted units	94,828	226,730
	$27,621,100	$38,268,479
BUC holders' interest in net income per BUC, basic and diluted	$0.42	$0.60
Weighted average number of BUCs outstanding, basic	60,551,775	60,028,120
Weighted average number of BUCs outstanding, diluted	60,551,775	60,028,120

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018
Net income	$30,492,151	$41,139,529
Reversal of net unrealized losses on securities with other-than-temporary impairment	-	525,446
Unrealized gain (loss) on securities	40,330,635	(14,168,694)
Unrealized loss on bond purchase commitments	-	(3,002,540)
Comprehensive income	70,822,786	24,493,741

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2018	$437,256	60,373,674	$313,403,014	$313,840,270	$75,623,830
Cumulative effect of accounting change (Note 2)	(2,169)		(214,779)	(216,948)	-
Distributions paid or accrued ($0.50 per BUC):
Regular distribution	(166,089)		(16,442,861)	(16,608,950)	-
Distribution of Tier 2 income (Note 3)	(2,062,118)		(6,186,356)	(8,248,474)	-
Distribution of Tier 3 income (Note 3)	-		(7,637,602)	(7,637,602)	-
Net income allocable to Partners	2,285,943		35,982,536	38,268,479	-
Sale of BUCs, net of issuance costs	-	349,136	1,953,829	1,953,829	-
Repurchase of BUCs	-	(268,575)	(1,697,613)	(1,697,613)	-
Restricted units awarded	-	309,212	-	-	-
Restricted unit compensation expense	18,225		1,804,300	1,822,525	-
Restricted units forfeited	-	(6,957)	-	-	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(65,023)	(363,987)	(363,987)	-
Unrealized loss on securities	(141,687)		(14,027,007)	(14,168,694)	(14,168,694)
Unrealized loss on bond purchase commitments	(30,025)		(2,972,515)	(3,002,540)	(3,002,540)
Reversal of net unrealized loss on securities with other-than-temporary impairment	5,254		520,192	525,446	525,446
Balance as of December 31, 2018	$344,590	60,691,467	$304,121,151	$304,465,741	$58,978,042
Cumulative effect of accounting change (Note 2)	(2)	-	(210)	(212)	-
Distributions paid or accrued ($0.50 per BUC):
Regular distribution	(133,799)	-	(13,245,970)	(13,379,769)	-
Distribution of Tier 2 income (Note 3)	(2,018,202)	-	(6,054,607)	(8,072,809)	-
Distribution of Tier 3 income (Note 3)	-		(11,081,091)	(11,081,091)	-
Net income allocable to Partners	2,102,874	-	25,518,226	27,621,100	-
Restricted units awarded	-	353,197	-	-	-
Restricted unit compensation expense	36,361	-	3,599,730	3,636,091	-
Restricted units forfeited	-	-	-	-	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(209,460)	(1,581,423)	(1,581,423)	-
Unrealized gain on securities	403,306	-	39,927,329	40,330,635	40,330,635
Balance as of December 31, 2019	$735,128	60,835,204	$341,203,135	$341,938,263	$99,308,677

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$30,492,151	$41,139,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,091,417	3,556,265
Gain on sale of real estate assets, net	-	(4,051,429)
Gain on sale of investment in an unconsolidated entity	(16,141,797)	(2,904,087)
Contingent interest realized on investing activities	(3,045,462)	(9,322,849)
Impairment of securities	-	1,141,020
Impairment charge on real estate assets	75,000	150,000
Loss (gain) on derivatives, net of cash paid	615,722	(856,264)
Restricted unit compensation expense	3,636,091	1,822,525
Bond premium/discount amortization	(135,648)	(67,596)
Debt premium amortization	(18,513)	-
Amortization of deferred financing costs	1,713,534	1,673,044
Deferred income tax expense (benefit) & income tax payable/receivable	(29,343)	(957,501)
Change in preferred return receivable from unconsolidated entities, net	(2,246,395)	(3,498,255)
Changes in operating assets and liabilities
Increase in interest receivable	(420,594)	(470,707)
(Increase) decrease in other assets	672,803	(870,098)
Decrease in accounts payable and accrued expenses	(264,717)	(818,176)
Net cash provided by operating activities	17,994,249	25,665,421
Cash flows from investing activities:
Capital expenditures	(126,732)	(532,977)
Proceeds from sale of MF Properties	-	13,450,000
Proceeds from sale of investment in an unconsolidated entity	33,215,533	11,002,761
Acquisition of mortgage revenue bonds	(19,250,000)	(41,708,000)
Contributions to unconsolidated entities	(25,274,899)	(38,646,325)
Principal payments received on mortgage revenue bonds and contingent interest	17,268,512	88,006,338
Principal payments received on taxable mortgage revenue bonds	53,086	979,808
Principal payments received on PHC Certificates	6,300,042	701,614
Cash paid for land held for development and deposits on potential purchases	-	(2,764,403)
Advances on property loans	(405,717)	(66,652)
Principal payments received on property loans and contingent interest	11,413,098	18,696,269
Net cash provided by investing activities	23,192,923	49,118,433
Cash flows from financing activities:
Distributions paid	(35,336,852)	(36,161,829)
Repurchase of BUCs	-	(1,697,613)
Proceeds from the sale of BUCs	-	2,033,731
Payment of offering costs related to the sale of BUCs	-	(40,703)
Payment of tax withholding related to restricted unit awards	(1,581,423)	(363,987)
Proceeds from debt financing	122,921,712	238,920,000
Principal payments on debt financing	(92,811,848)	(292,601,847)
Principal payments on mortgages payable	(739,897)	(8,215,176)
Principal borrowing on unsecured lines of credit	23,200,000	52,708,000
Principal payments on unsecured lines of credit	(45,659,200)	(67,048,800)
Increase (decrease) in security deposit liability related to restricted cash	(22,199)	19,213
Debt financing and other deferred costs	(1,240,095)	(649,561)
Net cash used in financing activities	(31,269,802)	(113,098,572)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,917,370	(38,314,718)
Cash, cash equivalents and restricted cash at beginning of period	33,268,611	71,583,329
Cash, cash equivalents and restricted cash at end of period	$43,185,981	$33,268,611

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,084,197	$23,534,203
Cash paid during the period for income taxes	340,374	180,476
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$7,607,984	$7,576,167
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Land contributed as investment in an unconsolidated entity	-	2,879,473
Capital expenditures financed through accounts payable	-	43,673
Deferred financing costs financed through accounts payable	73,724	-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$42,308,153	$32,001,925
Restricted cash	877,828	1,266,686
Total cash, cash equivalents and restricted cash	$43,185,981	$33,268,611

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership expects and believes the interest earned on these MRBs is excludable from gross income for federal income tax purposes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs held by the Partnership.   The Partnership may acquire real estate securing its MRBs or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management.

The Partnership’s sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), a wholly owned subsidiary of Greystone & Co., Inc. (collectively with its affiliates, “Greystone”).

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has also issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) that represent limited interests in the Partnership under the Partnerships’ First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership pursuant to subscription agreements with five financial institutions (see Note 19). The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders.”

All disclosures of the number of rental units for properties related to MRBs, taxable MRBs and MF Properties are unaudited.

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes the Partnership, its consolidated subsidiaries and consolidated variable interest entities (Note 5). All intercompany transactions are eliminated. The consolidated subsidiaries of the Partnership for the periods presented consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M24 Tax-Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the “M31 TEBS Financing” with Freddie Mac;
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership created to hold MRBs to facilitate the “M33 TEBS Financing” with Freddie Mac;
•	ATAX TEBS IV, LLC, a special purpose entity owned and controlled by the Partnership created to hold MRBs to facilitate the “M45 TEBS Financing” with Freddie Mac;
•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to loan money or provide equity for the development of multifamily properties;
•	One wholly owned corporation (“the Greens Hold Co”). The Greens Hold Co owns 100% of The 50/50 MF Property and certain property loans as of December 31, 2019;
•	The Suites on Paseo MF Property, a real estate asset, is owned directly by the Partnership; and
•	The Partnership owned, through a wholly owned subsidiary, 100% of the Jade Park MF Property until selling the property in September 2018.

The Partnership also consolidates variable interest entities (“VIEs”) in which the Partnership is deemed to be the primary beneficiary.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates and assumptions include those used in determining: (i) the fair value of MRBs and Public Housing Capital Fund Trusts Certificates (“PHC Certificates”); (ii) investment impairments; (iii) impairment of real estate assets; and (iv) allowances for loan losses.

Variable Interest Entities

Under the accounting guidance for consolidation, the Partnership must evaluate entities in which it holds a variable interest to determine if the entities are VIEs and if the Partnership is the primary beneficiary. The entity that is deemed to have: (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, is considered the primary beneficiary. If the Partnership is deemed to be the primary beneficiary, then it must consolidate the VIEs in its consolidated financial statements.  The Partnership has consolidated all VIEs in which it has determined it is the primary beneficiary. In the Partnership’s consolidated financial statements, all transactions and accounts between the Partnership and the consolidated VIEs have been eliminated in consolidation.

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

Restricted Cash

Restricted cash is legally restricted as to its use and is comprised of resident security deposits, required maintenance reserves, escrowed funds, and property rehabilitation.  In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities. Restricted cash is presented with cash and cash equivalents on the Partnership’s consolidated statement of cash flows.

Investments in Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 23 for a description of the Partnership’s methodology for estimating the fair value of MRBs and taxable MRBs.

The Partnership periodically reviews its MRBs and taxable MRBs for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including:

•	The duration and severity of the decline in fair value;
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers;
•	Adverse conditions specifically related to the security, its collateral, or both;
•	Volatility of the fair value of the security;
•	The likelihood of the borrower being able to make payments;
•	Failure of the issuer to make scheduled interest or principal payments; and
•	Recoveries or additional declines in fair value after the balance sheet date.

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost, if the Partnership has the intent to sell or may be required to sell the security prior to the time that the value recovers or until maturity, and whether the Partnership expects to recover the security’s entire amortized cost basis.

The recognition of other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s consolidated financial statements. If the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. There were no impairment charges reported by the Partnership related to MRBs or taxable MRBs during the years ended December 31, 2019 and 2018.

Investment in Public Housing Capital Fund Trust Certificates

The Partnership accounts for its investments in PHC Certificates under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the certificates, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 23 for a description of the Partnership’s methodology for estimating the fair value of the PHC Certificates.

The Partnership periodically reviews the PHC Certificates for impairment. The Partnership evaluates whether declines in the fair value of the investments below amortized cost are other-than temporary. Factors considered include:

•	The duration and severity of the decline in fair value of the security;
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers;
•	Potential changes in HUD appropriations to local housing authorities;
•	A downgrade in the security’s rating by Standard & Poor’s; and
•	The volatility of the fair value of the security.

See Note 7 for information on recognized impairments of the PHC Certificates.

Real Estate Assets

The Partnership’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily and student housing residential apartment buildings, and five to 15 years on capital improvements. Depreciation expense is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while improvements, renovations, and replacements are capitalized. The Partnership also holds land held for investment and development which is reported at cost. The Partnership recognizes gains and losses equal to the difference between proceeds on sale and the net carrying value of the assets at the date of disposition.

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

See Note 8 for information on recognized impairments of the real estate assets.

Investments in Unconsolidated Entities

The Partnership, through ATAX Vantage Holdings, LLC, makes initial investments in and is committed to make further investments in certain limited liability companies (“Vantage Properties”). ATAX Vantage Holdings, LLC holds limited membership interests in the Vantage Properties. The investments are used to construct multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and accounts for its limited membership interests using the equity method of accounting.

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

The Partnership’s assessment of whether a decline in value is other than temporary is based on the Partnership’s ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered other than temporary, an impairment charge would be recorded equal to the excess of the carrying value over the estimated fair value of the investment.

The Partnership earns a return on its investments in unconsolidated entities that is guaranteed by an unrelated third party, which is also an affiliate of the unconsolidated entities. The term of the third-party guarantee is from the initial investment date through the second anniversary of construction completion. The Partnership recognizes a return based upon the guarantee provided by the unrelated third-party, the guarantor’s financial ability to perform under the guarantee and the cash flows expected to be received from each property.  These returns are reported within “Investment income” on the Partnership’s consolidated statements of operations.

Property Loans, Net of Loan Loss Allowance

The Partnership invests in taxable property loans made to the owners of certain multifamily properties. Most of the property loans have been made to multifamily properties that secure MRBs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. The repayment of these property loans and accrued interest is dependent largely on the cash flows or proceeds upon sale of the related property.  The Partnership periodically evaluates these loans for potential impairment by estimating the fair value of the related property and comparing the fair value to the outstanding MRBs or senior financing plus the Partnership’s property loans.  The Partnership utilizes a discounted cash flow model that considers varying assumptions.  The discounted cash flow analysis may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the related property, after deducting the amortized cost basis of the MRB or senior financing, exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment.

See Note 10 for additional information on the Partnership’s property loan loss allowances.

Accounting for TOB, Term TOB, Term A/B and TEBS Financing Arrangements

The Partnership has evaluated the accounting guidance related its TOB (“Tender Option Bond”), Term TOB, Term A/B and TEBS Financings and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and therefore are accounted for as secured financing transactions.  More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset.  This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets. The financing agreements contain certain provisions that allow the Partnership to unilaterally cause the holder to return the securitized assets, other than through a cleanup call. Based on these terms, the Partnership has concluded that the Partnership has not transferred effective control over the transferred assets and, as such, the transactions do not meet the conditions to de-recognize the transferred assets.

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

Deferred Financing Costs

Debt financing costs are capitalized and amortized using the effective interest method through either the stated maturity date or the optional redemption date of the related debt financing agreement. Debt financing costs associated with revolving line of credit (“LOC”) arrangements are reported within “Other assets” on the Partnership’s consolidated balance sheets. Deferred financing costs associated with debt financing arrangements are reported as reductions to the carrying value of the related debt financing arrangements on the Partnership’s consolidated balance sheets.

Income Taxes

No provision has been made for income taxes of the Partnership because the Unitholders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes, except for certain entities described below.  The Partnership pays franchise margin taxes on revenues in certain jurisdictions relating to property loans and investments in unconsolidated entities.

The Greens Hold Co is subject to federal and state income taxes.  The Partnership recognizes income tax expense or benefit for the federal and state income taxes incurred by this entity in its consolidated financial statements.

The Partnership evaluates the tax positions it takes in its consolidated financial statements under the accounting guidance for uncertain tax positions. As such, the Partnership may recognize a tax benefit from an uncertain tax position only if the Partnership believes it is more likely than not that the tax position will be sustained on examination by taxing authorities. The Partnership accrues interest and penalties, if any, and reports them within “Income tax expense” on the Partnership’s consolidated statements of operations.

Deferred income tax expense or benefit, is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), such as depreciation, amortization of financing costs, etc. and the utilization of tax net operating losses (“NOLs”). The Partnership values its deferred tax assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Partnership records a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred income tax expense.

Investment Income from Investments in Mortgage Revenue Bonds

The interest income received by the Partnership from its MRBs is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing MRBs is recognized as it is earned. Current and past due base interest income on MRBs not fully performing is recognized as it is received. The Partnership reinstates the accrual of base interest once the MRBs’ ability to perform is adequately demonstrated. Base interest income related to MRBs and taxable MRBs is reported within “Investment income” and “Other interest income”, respectively, on the Partnership’s consolidated statements of operations. Certain MRBs contain contingent interest provisions that may generate excess available cash flow. Contingent interest income is recognized when realized or realizable.  Past due contingent interest on MRBs, which are or were previously not fully performing, is recognized when realized or realizable.  As of December 31, 2019 and 2018, the Partnership’s MRBs were fully performing as to their base interest. As of December 31, 2019, there were no MRBs outstanding that included contingent interest provisions.

Premiums on callable MRB investments are amortized as a yield adjustment to the earliest call date. Discounts on MRB investments are amortized as a yield adjustment to the stated maturity date. Amortization of premiums and discounts is reported within “Investment income” on the Partnership’s consolidated statements of operations.

Bond issuance costs are capitalized and amortized utilizing the effective interest method over the period to the stated maturity of the related MRBs. Bond issuance costs are reported as an adjustment to the carrying cost of the related MRB on the Partnership’s consolidated balance sheets.

Investment Income from PHC Certificates

Interest income on the PHC Certificates is recognized as it is earned. The PHC Certificate Trust I was purchased at a premium and PHC Certificate Trusts II and III were purchased at discounts to par value. The premiums and discounts are amortized using the effective yield method over the term of the related PHC Certificate and amortization is reported within “Investment income” on the Partnership’s consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Partnership reports all interest rate derivatives in its consolidated balance sheets at fair value. The Partnership’s derivative instruments are not designated as hedging instruments and changes in fair value are reported within “Interest expense” on the Partnership’s consolidated statements of operations.  The Partnership is exposed to loss should a counterparty to its interest rate derivative agreements default.  The Partnership does not anticipate non-performance by any counterparty.

Redeemable Series A Preferred Units

The Partnership has issued Series A Preferred Units representing limited partnership interests in the Partnership to various financial institutions.  The Series A Preferred Units are recorded as mezzanine equity due to the holders’ redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. The costs of issuing the Series A Preferred Units are been netted against the carrying value of the Series A Preferred Units and are being amortized to the first redemption date.

Beneficial Unit Certificates (“BUCs”)

The Partnership has issued BUCs representing assigned limited partnership interests to investors. Costs related to the issuance of BUCs are recorded as a reduction to partners’ capital when issued.

Restricted Unit Awards (“RUA” or “RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”), as approved by the BUC holders in September 2015, permits the grant of RUAs and other awards to the employees of Greystone Manager, or any affiliate, who performs services for Greystone Manager, the Partnership or an affiliate, and members of Greystone Manager’s Board of Managers for up to 3.0 million BUCs.  RUAs have historically been granted with vesting conditions ranging from three months to up to three years. RUAs typically provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control, or upon death or disability of the participant. The Partnership accounts for forfeitures as they occur.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The Partnership accounts for modifications to RUAs as they occur, if the fair value of the RUAs change, there are changes to vesting conditions or the awards no longer qualify for equity classification.

Net Income per BUC

The Partnership uses the two-class method to allocate net income available to the BUCs, and to the unvested RUAs as the RUAs are participating securities. Unvested RUAs are included with BUCs for the calculation of diluted net income per BUC using the treasury stock method, if the treasury stock method is more dilutive than the two-class method.

Lease Accounting

On January 1, 2019, the Partnership adopted the lease guidance in Accounting Standards Codification (“ASC”) 842.  The Partnership adopted ASC 842 at the required adoption date of January 1, 2019, using the transition method that allowed the Partnership to initially apply ASC 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of partners’ capital in the period of adoption. No changes have been made to the Partnership’s consolidated financial statements dated prior to January 1, 2019.

Lessee Operating Leases.  The Partnership’s only material lessee lease is a ground lease at The 50/50 MF Property. Upon adoption of ASC 842, the Partnership elected the package of practical expedients in ASU 2016-11, elected not to apply ASC 842 to short-term leases and elected to combine lease and non-lease components when accounting for operating lease arrangements.  On the date of adoption of ASC 842, the Partnership recognized operating lease right-of-use (“ROU”) assets of approximately $1.7 million, operating lease liabilities of approximately $2.2 million, and an immaterial cumulative adjustment to partners’ capital.  The Partnership used a discount rate of 6.6% to calculate the ROU asset and lease liability related to the ground lease.  The discount rate is based on the Partnership’s estimated incremental borrowing rate to borrow, on a fully collateralized basis, over a similar term for the amount of contractual lease payments. The incremental borrowing rate was estimated using market transactions adjusted for differences in the term and security.

The Partnership’s lessee ROU assets are reported within “Other assets” on the Partnership’s consolidated balance sheet (see Note 12).  The Partnership’s lessee operating lease liabilities are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheet (see Note 13).  See Note 13 for additional information on the Partnership’s ground lease.

Lessor Operating Leases.  The Partnership’s lessor leases consist of tenant leases related to real estate assets, specifically at the MF Properties. Tenant leases also contain terms for non-lease revenues related to operations at the MF Properties, such as parking and food service revenues. The Partnership has elected to combine the lease and non-lease components when accounting for lessor leases. The unit lease component of the tenant lease is considered the predominant component, so all components of the tenant lease are accounted for under ASC 842. Tenant leases are typically for terms of 12 months or less and do not include extension options.  Lease revenue is recognized monthly and is reported within “Property revenues” on the Partnership’s consolidated statements of operations.  ASC 842 did not have a material impact on the Partnership’s accounting for its lessor arrangements with tenants at the MF Properties.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation.

For the year ended December 31, 2019, the Partnership is reporting the amortization of deferred financing costs within “Interest expense” on the Partnership’s consolidated statements of operations.  Previously, “Amortization of deferred financing costs” had been reported as a separate expense line item on the Partnership’s consolidated statement of operations.  Accordingly, for the year ended December 31, 2018, the Partnership has included the amortization of deferred financing costs expense within “Interest expense” in conformity with the current reporting period presented herein. This reclassification has no effect on the Partnership’s reported “Net income” or “Partners’ capital” in the Partnership’s consolidated financial statements for the periods presented.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).”  ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses.  ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities, such as the Partnership’s MRBs, PHC Certificates, and taxable MRBs.  In November 2019, the FASB issued ASU 2019-10 which amended the mandatory effective dates of certain ASUs, including ASU 2016-13, based on an entity’s filing status.  As a smaller reporting company, the Partnership’s mandatory effective date for ASU 2016-13 is now January 1, 2023, and the Partnership has elected to defer adoption until that date.  The delay in implementing ASU 2016-13 will allow the Partnership to take advantage of any additional guidance that may come out from the FASB on implementing ASU 2016-13. The effective date may be sooner if the Partnership becomes an accelerated filer in the future. Prior to the issuance of ASU 2019-10, the Partnership had completed an initial assessment of the items that are within the scope of ASU 2016-13. Furthermore, the Partnership began developing data collection processes, assessment procedures and internal controls required to implement ASU 2016-13. The Partnership will continue to develop data collection processes, assessment procedures and internal controls that will be required when it does implement ASU 2016-13, and to evaluate the impact on the Partnership’s consolidated financial statements.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations, and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of Series A Preferred Units and BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of Series A Preferred Units and BUCs held by each Unitholder on that date.  Cash distributions are currently made on a quarterly basis.

For purposes of the Partnership Agreement, income and cash received by the Partnership from its investments in MF Properties, investments in unconsolidated entities, and property loans will be included in the Partnership’s Net Interest Income, and cash distributions received by the Partnership from the sale or redemption of such investments will be included in the Partnership’s Net Residual Proceeds.

The holders of the Series A Preferred Units are entitled to distributions at a fixed rate of 3.0% per annum prior to payment of distributions to other Unitholders.

Net Interest Income (Tier 1) is allocated 99% to the limited partners and BUC holders as a class and 1% to the General Partner. Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2) are allocated 75% to the limited partners and BUC holders as a class and 25% to the General Partner.  Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2) in excess of the maximum allowable amount as set forth in the Partnership Agreement are considered Net Interest Income (Tier 3) and Net Residual Proceeds (Tier 3) and are allocated 100% to the limited partners and BUC holders as a class.

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2019	2018
Cash distributions	$0.5000	$0.5000

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s consolidated statements of operations. The unvested RUAs issued under the Partnership’s 2015 Equity Incentive Plan (the “2015 Plan”) are considered participating securities. There were no dilutive BUCs for the years ended December 31, 2019 and 2018.

5. Variable Interest Entities

Consolidated VIEs

The Partnership has determined the TOB, Term TOB, Term A/B and TEBS Financings are VIEs and the Partnership is the primary beneficiary. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The executed agreements related to the TOB, Term TOB, Term A/B and TEBS Financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If the underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, Term TOB, Term A/B and TEBS Financings on a consolidated basis. The Partnership reports the senior Floater Certificates related to the TOB Financings, and the Class A Certificates related to the Term TOB, Term A/B and TEBS Financings as secured debt financings on the Partnership’s consolidated balance sheets (see Note 15). The MRBs secured by the TOB, Term TOB, Term A/B and TEBS Financings, and the PHCs secured by the TOB Financings, are reported as assets on the Partnership’s consolidated balance sheets (see Notes 6 and 7).

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

The Partnership held variable interests in 17 non-consolidated VIEs as of December 31, 2019 and 2018. The following table summarizes the Partnership’s variable interests in these entities as of December 31, 2019 and 2018:

	Maximum Exposure to Loss
	December 31, 2019	December 31, 2018
Mortgage revenue bonds	$30,455,000	$51,791,000
Property loans	-	8,367,635
Investment in unconsolidated entities	86,981,864	76,534,306
	$117,436,864	$136,692,941

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns. The difference between a MRB’s carrying value on the Partnership’s consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss for the property loans is equal to the unpaid principal balance plus accrued interest. The difference between a property loan’s carrying value and the maximum exposure is the value of a loan loss allowance, if any, that has been recorded against the property loan.

The maximum exposure to loss for investments in unconsolidated entities is equal to the Partnership’s carrying value.

6. Investments in Mortgage Revenue Bonds

The Partnership owns MRBs that were issued by state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the MRBs do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the MRBs. The MRBs are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the MRBs is the net cash flow or the sale or refinancing proceeds from the properties. Each MRB is collateralized by a mortgage on all real and personal property included in the related property. The MRBs bear interest at a fixed rate and certain MRBs may provide for the payment of additional contingent interest that is payable from available net cash flow generated by the related property. There were no outstanding MRBs with contingent interest provisions as of December 31, 2019.

The following tables present information regarding the MRBs owned by the Partnership as of December 31, 2019 and 2018:

	December 31, 2019
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,147,686	$1,602,534	$-	$11,750,220
Glenview Apartments - Series A (4)	CA	4,533,958	757,900	-	5,291,858
Harmony Court Bakersfield - Series A (5)	CA	3,699,987	549,211	-	4,249,198
Harmony Terrace - Series A (5)	CA	6,849,214	1,121,262	-	7,970,476
Harden Ranch - Series A (3)	CA	6,700,868	1,281,980	-	7,982,848
Las Palmas II - Series A (5)	CA	1,679,022	263,441	-	1,942,463
Montclair Apartments - Series A (4)	CA	2,456,298	446,558	-	2,902,856
Montecito at Williams Ranch Apartments - Series A (7)	CA	7,681,146	1,580,303	-	9,261,449
San Vicente - Series A (5)	CA	3,462,053	510,593	-	3,972,646
Santa Fe Apartments - Series A (4)	CA	2,975,713	540,988	-	3,516,701
Seasons at Simi Valley - Series A (5)	CA	4,282,477	860,856	-	5,143,333
Seasons Lakewood - Series A (5)	CA	7,295,901	1,124,372	-	8,420,273
Seasons San Juan Capistrano - Series A (5)	CA	12,283,916	1,893,075	-	14,176,991
Summerhill - Series A (5)	CA	6,371,318	797,228	-	7,168,546
Sycamore Walk - Series A (5)	CA	3,559,011	567,713	-	4,126,724
The Village at Madera - Series A (5)	CA	3,060,177	454,240	-	3,514,417
Tyler Park Townhomes - Series A (3)	CA	5,837,595	864,894	-	6,702,489
Vineyard Gardens - Series A (7)	CA	3,995,000	815,213	-	4,810,213
Westside Village Market - Series A (3)	CA	3,814,857	594,361	-	4,409,218
Brookstone (1)	IL	7,406,755	2,194,994	-	9,601,749
Copper Gate Apartments (3)	IN	5,005,000	682,497	-	5,687,497
Renaissance - Series A (4)	LA	11,001,027	1,775,086	-	12,776,113
Live 929 Apartments (7), (8)	MD	39,984,026	-	(280,711)	39,703,315
Woodlynn Village (1)	MN	4,172,000	44,510	-	4,216,510
Gateway Village (2)	NC	2,600,000	509,901	-	3,109,901
Greens Property - Series A (3)	NC	7,936,000	845,678	-	8,781,678
Lynnhaven Apartments (2)	NC	3,450,000	393,686	-	3,843,686
Silver Moon - Series A (4)	NM	7,762,116	1,166,748	-	8,928,864
Village at Avalon - Series A (6)	NM	16,302,038	3,131,843	-	19,433,881
Ohio Properties - Series A (1)	OH	13,857,000	48,813	-	13,905,813
Bridle Ridge (1)	SC	7,315,000	113,469	-	7,428,469
Columbia Gardens (5)	SC	13,064,589	2,179,744	-	15,244,333
Companion at Thornhill Apartments (5)	SC	11,178,557	1,709,040	-	12,887,597
Cross Creek (1)	SC	6,143,976	2,507,072	-	8,651,048
Rosewood Townhomes - Series A (7)	SC	9,280,000	316,916	-	9,596,916
South Pointe Apartments - Series A (7)	SC	21,600,000	835,005	-	22,435,005
The Palms at Premier Park Apartments (3)	SC	18,838,478	2,799,411	-	21,637,889
Village at River's Edge (5)	SC	9,872,297	2,236,259	-	12,108,556
Willow Run (5)	SC	12,884,191	2,100,598	-	14,984,789
Arbors at Hickory Ridge (3)	TN	11,056,825	1,934,146	-	12,990,971
Pro Nova 2014-1 (2), (8)	TN	10,022,352	-	(372,169)	9,650,183
Avistar at Copperfield - Series A (2)	TX	13,945,681	2,356,231	-	16,301,912
Avistar at the Crest - Series A (3)	TX	9,252,257	1,715,456	-	10,967,713
Avistar at the Oaks - Series A (3)	TX	7,475,794	1,336,580	-	8,812,374
Avistar at the Parkway - Series A (4)	TX	12,854,039	2,065,468	-	14,919,507
Avistar at Wilcrest - Series A (2)	TX	5,285,131	806,523	-	6,091,654
Avistar at Wood Hollow - Series A (2)	TX	40,129,878	6,450,704	-	46,580,582
Avistar in 09 - Series A (3)	TX	6,455,058	1,125,239	-	7,580,297
Avistar on the Boulevard - Series A (3)	TX	15,762,217	2,648,781	-	18,410,998
Avistar on the Hills - Series A (3)	TX	5,118,097	938,032	-	6,056,129
Bruton Apartments (5)	TX	17,807,768	3,534,702	-	21,342,470
Concord at Gulfgate - Series A (5)	TX	18,975,786	3,572,995	-	22,548,781
Concord at Little York - Series A (5)	TX	13,293,436	2,624,054	-	15,917,490
Concord at Williamcrest - Series A (5)	TX	20,592,957	3,971,001	-	24,563,958
Crossing at 1415 - Series A (5)	TX	7,405,406	1,229,438	-	8,634,844
Decatur Angle (5)	TX	22,455,747	4,198,200	-	26,653,947
Esperanza at Palo Alto (5)	TX	19,356,959	4,111,518	-	23,468,477
Heights at 515 - Series A (5)	TX	6,779,777	1,154,387	-	7,934,164
Heritage Square - Series A (4)	TX	10,695,037	1,455,672	-	12,150,709
Oaks at Georgetown - Series A (5)	TX	12,239,247	1,645,817	-	13,885,064
Runnymede (1)	TX	9,925,000	80,343	-	10,005,343
Southpark (1)	TX	11,548,337	2,334,262	-	13,882,599
15 West Apartments (5)	WA	9,673,117	2,287,904	-	11,961,021
Mortgage revenue bonds held in trust		$648,445,150	$95,795,445	$(652,880)	$743,587,715

(1)	MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 15
(2)	MRB held by Deutsche Bank in a secured financing transaction, see Note 15
(3)	MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 15
(4)	MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 15
(5)	MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 15

(6)    MRB held by Morgan Stanley in a secured financing transaction, see Note 15

(7)    MRB held by Mizuho Capital Markets, LLC in a secured financing transaction, see Note 15

(8)   As of the date presented, the MRB had been in a cumulative unrealized loss for less than 12 consecutive months.

	December 31, 2019
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montevista - Series A & B	CA	$13,200,000	$1,654,870	$-	$14,854,870
Solano Vista - Series A & B	CA	5,768,000	625,235	-	6,393,235
Greens Property - Series B	NC	930,016	142,265	-	1,072,281
Ohio Properties - Series B	OH	3,504,171	10,363	-	3,514,534
Rosewood Townhomes - Series B	SC	470,000	1,685	-	471,685
South Pointe Apartments - Series B	SC	1,100,000	2,952	-	1,102,952
Avistar at the Crest - Series B	TX	740,876	94,819	-	835,695
Avistar at the Oaks - Series B	TX	542,170	65,455	-	607,625
Avistar at the Parkway - Series B	TX	124,305	38,045	-	162,350
Avistar in 09 - Series B	TX	447,241	53,995	-	501,236
Avistar on the Boulevard - Series B	TX	440,231	53,056	-	493,287
Mortgage revenue bonds held by the Partnership		$27,267,010	$2,742,740	$-	$30,009,750

	December 31, 2018
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,230,000	$954,573	$-	$11,184,573
Glenview Apartments - Series A (4)	CA	4,581,930	524,024	-	5,105,954
Harmony Court Bakersfield - Series A (5)	CA	3,730,000	312,844	-	4,042,844
Harmony Terrace - Series A (5)	CA	6,900,000	647,686	-	7,547,686
Harden Ranch - Series A (3)	CA	6,775,508	1,007,557	-	7,783,065
Las Palmas II - Series A (5)	CA	1,692,774	141,187	-	1,833,961
Montclair Apartments - Series A (4)	CA	2,482,288	246,752	-	2,729,040
Montecito at Williams Ranch Apartments - Series A (2)	CA	7,690,000	973,133	-	8,663,133
San Vicente - Series A (5)	CA	3,490,410	291,121	-	3,781,531
Santa Fe Apartments - Series A (4)	CA	3,007,198	401,203	-	3,408,401
Seasons at Simi Valley - Series A (5)	CA	4,325,536	655,326	-	4,980,862
Seasons Lakewood - Series A (5)	CA	7,350,000	654,929	-	8,004,929
Seasons San Juan Capistrano - Series A (5)	CA	12,375,000	1,102,687	-	13,477,687
Summerhill - Series A (5)	CA	6,423,000	508,639	-	6,931,639
Sycamore Walk - Series A (5)	CA	3,598,006	363,405	-	3,961,411
The Village at Madera - Series A (5)	CA	3,085,000	229,934	-	3,314,934
Tyler Park Townhomes - Series A (3)	CA	5,903,368	731,073	-	6,634,441
Vineyard Gardens - Series A (2)	CA	3,995,000	534,351	-	4,529,351
Westside Village Market - Series A (3)	CA	3,857,839	483,436	-	4,341,275
Brookstone (1)	IL	7,432,076	1,956,010	-	9,388,086
Copper Gate Apartments (3)	IN	5,055,000	643,012	-	5,698,012
Renaissance - Series A (4)	LA	11,123,800	1,383,680	-	12,507,480
Live 929 Apartments (2)	MD	40,240,405	2,873,978	-	43,114,383
Woodlynn Village (1)	MN	4,221,000	34,155	-	4,255,155
Greens Property - Series A (3)	NC	8,032,000	818,686	-	8,850,686
Silver Moon - Series A (4)	NM	7,822,610	778,940	-	8,601,550
Ohio Properties - Series A (1)	OH	13,989,000	241,675	-	14,230,675
Bridle Ridge (1)	SC	7,395,000	90,349	-	7,485,349
Columbia Gardens (5)	SC	13,222,480	1,396,828	-	14,619,308
Companion at Thornhill Apartments (5)	SC	11,294,928	1,148,219	-	12,443,147
Cross Creek (1)	SC	6,143,919	2,540,949	-	8,684,868
The Palms at Premier Park Apartments (3)	SC	19,044,617	2,194,791	-	21,239,408
Village at River's Edge (5)	SC	9,938,059	1,421,114	-	11,359,173
Willow Run (5)	SC	13,040,029	1,375,542	-	14,415,571
Arbors at Hickory Ridge (3)	TN	11,194,690	1,399,461	-	12,594,151
Pro Nova 2014-1 (2)	TN	10,027,413	19,710	-	10,047,123
Avistar at Copperfield - Series A (2)	TX	10,000,000	589,196	-	10,589,196
Avistar at the Crest - Series A (3)	TX	9,357,374	1,036,288	-	10,393,662
Avistar at the Oaks - Series A (3)	TX	7,558,240	706,970	-	8,265,210
Avistar at the Parkway - Series A (4)	TX	13,114,418	1,232,292	-	14,346,710
Avistar at Wilcrest - Series A (2)	TX	3,775,000	206,263	-	3,981,263
Avistar at Wood Hollow - Series A (2)	TX	31,850,000	1,624,687	-	33,474,687
Avistar in 09 - Series A (3)	TX	6,526,247	525,939	-	7,052,186
Avistar on the Boulevard - Series A (3)	TX	15,941,296	1,628,269	-	17,569,565
Avistar on the Hills - Series A (3)	TX	5,221,971	557,084	-	5,779,055
Bruton Apartments (5)	TX	17,933,482	2,046,056	-	19,979,538
Concord at Gulfgate - Series A (5)	TX	19,144,400	2,222,555	-	21,366,955
Concord at Little York - Series A (5)	TX	13,411,558	1,617,217	-	15,028,775
Concord at Williamcrest - Series A (5)	TX	20,775,940	2,505,243	-	23,281,183
Crossing at 1415 - Series A (5)	TX	7,474,716	600,738	-	8,075,454
Decatur Angle (5)	TX	22,630,276	1,945,516	-	24,575,792
Esperanza at Palo Alto (5)	TX	19,487,713	2,350,453	-	21,838,166
Heights at 515 - Series A (5)	TX	6,843,232	722,522	-	7,565,754
Heritage Square - Series A (4)	TX	10,958,661	893,881	-	11,852,542
Oaks at Georgetown - Series A (5)	TX	12,330,000	693,579	-	13,023,579
Runnymede (1)	TX	10,040,000	64,280	-	10,104,280
Southpark (1)	TX	11,623,649	2,482,923	-	14,106,572
15 West Apartments (5)	WA	9,737,418	1,480,489	-	11,217,907
Mortgage revenue bonds held in trust		$586,445,474	$58,813,399	$-	$645,258,873

(1)	MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 15
(2)	MRB held by Deutsche Bank in a secured financing transaction, see Note 15
(3)	MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 15
(4)	MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 15

(5)    MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 15

	December 31, 2018
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series B	CA	$6,228,000	$2,450	$-	$6,230,450
Seasons San Juan Capistrano - Series B (1)	CA	5,574,000	-	(1,078)	5,572,922
Solano Vista - Series A & B	CA	5,768,000	-	-	5,768,000
Greens Property - Series B	NC	933,928	149,789	-	1,083,717
Village at Avalon - Series A	NM	16,400,000	1,408,802	-	17,808,802
Ohio Properties - Series B	OH	3,520,900	51,334	-	3,572,234
Rosewood Townhomes - Series A & B (1)	SC	9,750,000	-	(644,962)	9,105,038
South Pointe Apartments - Series A & B (1)	SC	22,700,000	-	(1,411,986)	21,288,014
Avistar at Copperfield - Series B	TX	4,000,000	11,730	-	4,011,730
Avistar at the Crest - Series B	TX	745,358	50,965	-	796,323
Avistar at the Oaks - Series B	TX	545,321	28,738	-	574,059
Avistar at the Parkway - Series B	TX	124,600	32,220	-	156,820
Avistar at Wilcrest - Series B	TX	1,550,000	4,013	-	1,554,013
Avistar at Wood Hollow - Series B	TX	8,410,000	23,940	-	8,433,940
Avistar in 09 - Series B	TX	449,841	18,742	-	468,583
Avistar on the Boulevard - Series B	TX	442,894	27,023	-	469,917
Mortgage revenue bonds held by the Partnership		$87,142,842	$1,809,746	$(2,058,026)	$86,894,562

(1)   As of the date presented, the MRBs had been in a cumulative unrealized loss for less than 12 consecutive months.

See Note 23 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the Partnership’s consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

Cumulative unrealized loss positions on MRBs are not considered credit losses as of December 31, 2019.  The cumulative unrealized loss for the Pro Nova 2014-1 MRB, related to a commercial property, as of December 31, 2019, is a result of fluctuations in market interest rates and comparable trades of MRBs for similar commercial properties. As of December 31, 2019, the MRB is current on all principal and interest payments. Due to the historical volatility of the fair value of this MRB, the cumulative unrealized loss is considered temporary. The cumulative unrealized loss for the Live 929 Apartments MRB as of December 31, 2019, is due to recent operational results and debt service coverage declines. A forbearance agreement was executed in January 2020 to forbear certain default provisions under the MRB. As of December 31, 2019, the MRB is current on all principal and interest payments. The Partnership has evaluated the operational results and loan-to-collateral value ratio for the property underlying this MRB and has determined that the cumulative unrealized loss is temporary.

MRB Activity in 2019:

Acquisitions:

The following MRBs were acquired during the year ended December 31, 2019:

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
						$19,250,000

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the year ended December 31, 2019:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Seasons San Juan Capistrano - Series B	January	San Juan Capistrano, CA	112	1/1/2019	8.00%	$5,574,000
Courtyard - Series B	April	Fullerton, CA	108	6/1/2019	8.00%	6,228,000
						$11,802,000

Restructurings:

The following MRBs were restructured during the year ended December 31, 2019.  The principal outstanding on the Series B MRBs were collapsed into the principal outstanding on the associated Series A MRBs and the Series B MRBs were eliminated.  No cash was paid or received on restructuring. The terms of the Series B MRBs that were eliminated are as follows:

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
						$78,774,568

Upon redemption of the Lake Forest MRB, the Partnership realized contingent interest income of approximately $4.2 million, which is considered either Tier 2 or Tier 3 income (see Note 3). The Partnership also realized additional income due to the early redemption of the MRB of approximately $1.5 million. The additional income is reported within “Other income” on the Partnership’s consolidated statements of operations.

Upon redemption of the Vantage at Judson Series B MRB, the Partnership realized additional income for the early redemption of the MRB of approximately $2.2 million. The additional income is reported within “Other income” on the Partnership’s consolidated statements of operations.

Geographic Concentrations

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States with significant concentrations in Texas, California and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2019	December 31, 2018
Texas	43%	43%
California	18%	18%
South Carolina	17%	17%

The following tables represent a description of certain terms of the Partnership’s MRBs as of December 31, 2019, and 2018:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2019
15 West Apartments - Series A (5)	2016	Vancouver, WA	7/1/2054	6.25%	$9,673,117
Arbors at Hickory Ridge (3)	2012	Memphis, TN	1/1/2049	6.25%	10,985,959
Avistar at Copperfield - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	13,945,681
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	15,762,217
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,252,257
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,181,107
Avistar at the Oaks - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,475,794
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,455,058
Avistar on the Hills - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,118,097
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	989,411
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	12,854,039
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	124,305
Avistar at Wilcrest - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	5,285,131
Avistar at Wood Hollow - Series A (2)	2017	Austin, TX	5/1/2054	5.75%	40,129,878
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,315,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,767,616
Bruton Apartments (5)	2014	Dallas, TX	8/1/2054	6.00%	17,807,768
Columbia Gardens (5)	2015	Columbia, SC	12/1/2050	5.50%	12,922,000
Companion at Thornhill Apartments (5)	2016	Lexington, SC	1/1/2052	5.80%	11,178,557
Concord at Gulfgate - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	18,975,786
Concord at Little York - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	13,293,436
Concord at Williamcrest - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	20,592,957
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,005,000
Courtyard - Series A (5)	2016	Fullerton, CA	12/1/2033	5.00%	10,147,686
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	7,970,921
Crossing at 1415 - Series A (5)	2015	San Antonio, TX	12/1/2052	6.00%	7,405,406
Decatur Angle (5)	2014	Fort Worth, TX	1/1/2054	5.75%	22,455,747
Esperanza at Palo Alto (5)	2018	San Antonio, TX	7/1/2058	5.80%	19,356,959
Gateway Village (2)	2019	Durham, NC	4/1/2032	6.10%	2,600,000
Glenview Apartments - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,533,958
Greens Property - Series A (3)	2012	Durham, NC	10/1/2047	6.50%	7,936,000
Greens Property - Series B	2012	Durham, NC	10/1/2047	12.00%	930,016
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,700,868
Harmony Court Bakersfield - Series A (5)	2016	Bakersfield, CA	12/1/2033	5.00%	3,699,987
Harmony Terrace - Series A (5)	2016	Simi Valley, CA	1/1/2034	5.00%	6,849,214
Heights at 515 - Series A (5)	2015	San Antonio, TX	12/1/2052	6.00%	6,779,777
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	10,695,037
Las Palmas II - Series A (5)	2016	Coachella, CA	11/1/2033	5.00%	1,679,022
Live 929 Apartments (7)	2014	Baltimore, MD	7/1/2049	5.78%	39,685,000
Lynnhaven Apartments (2)	2019	Durham, NC	4/1/2032	6.10%	3,450,000
Montclair Apartments - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,456,298
Montecito at Williams Ranch Apartments - Series A (7)	2017	Salinas, CA	10/1/2034	5.50%	7,681,146
Montevista - Series A	2019	San Pablo, CA	7/1/2036	5.75%	6,720,000
Montevista - Series B	2019	San Pablo, CA	7/1/2021	5.75%	6,480,000
Oaks at Georgetown - Series A (5)	2016	Georgetown, TX	1/1/2034	5.00%	12,239,247
Ohio Properties - Series A (1)	2010	Ohio	6/1/2050	7.00%	13,857,000
Ohio Properties - Series B	2010	Ohio	6/1/2050	10.00%	3,504,170
Pro Nova - 2014-1 (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (4)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,001,027
Rosewood Townhomes - Series A (7)	2017	Goose Creek, SC	7/1/2055	5.75%	9,280,000
Rosewood Townhomes - Series B	2017	Goose Creek, SC	8/1/2055	12.00%	470,000
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	9,925,000
San Vicente - Series A (5)	2016	Soledad, CA	11/1/2033	5.00%	3,462,053
Santa Fe Apartments - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	2,975,713
Seasons at Simi Valley - Series A (5)	2015	Simi Valley, CA	9/1/2032	5.75%	4,282,477
Seasons Lakewood - Series A (5)	2016	Lakewood, CA	1/1/2034	5.00%	7,295,901
Seasons San Juan Capistrano - Series A (5)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,283,916
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,762,116
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,665,000
Solano Vista - Series B	2018	Vallejo, CA	1/1/2021	5.85%	3,103,000
South Pointe Apartments - Series A (7)	2017	Hanahan, SC	7/1/2055	5.75%	21,600,000
South Pointe Apartments - Series B	2017	Hanahan, SC	8/1/2055	12.00%	1,100,000
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,005,000
Summerhill - Series A (5)	2016	Bakersfield, CA	12/1/2033	5.00%	6,371,318
Sycamore Walk - Series A (5)	2015	Bakersfield, CA	1/1/2033	5.25%	3,559,011
The Palms at Premier Park Apartments (3)	2013	Columbia, SC	1/1/2050	6.25%	18,838,478
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	5,837,595
The Village at Madera - Series A (5)	2016	Madera, CA	12/1/2033	5.00%	3,060,177
Village at Avalon (6)	2018	Albuquerque, NM	1/1/2059	5.80%	16,302,038
Village at River's Edge (5)	2017	Columbia, SC	6/1/2033	6.00%	9,872,297
Vineyard Gardens - Series A (7)	2017	Oxnard, CA	1/1/2035	5.50%	3,995,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,814,857
Willow Run (5)	2015	Columbia, SC	12/1/2050	5.50%	12,742,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,172,000
					$679,679,604

(1)	MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 15

(2)	MRB held by Deutsche Bank in a secured financing transaction, see Note 15
(3)	MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 15
(4)	MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 15
(5)	MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 15

(6)    MRB held by Morgan Stanley in a secured financing transaction, see Note 15

(7)    MRB held by Mizuho Capital Markets, LLC in a secured financing transaction, see Note 15

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2018
15 West Apartments - Series A (5)	2016	Vancouver, WA	7/1/2054	6.25%	$9,737,418
Arbors at Hickory Ridge (3)	2012	Memphis, TN	1/1/2049	6.25%	11,115,410
Avistar at Copperfield - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	10,000,000
Avistar at Copperfield - Series B	2017	Houston, TX	6/1/2054	12.00%	4,000,000
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	15,941,296
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,357,374
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,188,251
Avistar at the Oaks - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,558,240
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,526,247
Avistar on the Hills - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,221,971
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	995,162
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	13,114,418
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	124,600
Avistar at Wilcrest - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	3,775,000
Avistar at Wilcrest - Series B	2017	Houston, TX	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series A (2)	2017	Austin, TX	5/1/2054	5.75%	31,850,000
Avistar at Wood Hollow - Series B	2017	Austin, TX	6/1/2054	12.00%	8,410,000
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,395,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,876,298
Bruton Apartments (5)	2014	Dallas, TX	8/1/2054	6.00%	17,933,482
Columbia Gardens (5)	2015	Columbia, SC	12/1/2050	5.50%	13,061,000
Companion at Thornhill Apartments (5)	2016	Lexington, SC	1/1/2052	5.80%	11,294,928
Concord at Gulfgate - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	19,144,400
Concord at Little York - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	13,411,558
Concord at Williamcrest - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	20,775,940
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,055,000
Courtyard - Series A (5)	2016	Fullerton, CA	12/1/2033	5.00%	10,230,000
Courtyard - Series B	2016	Fullerton, CA	6/1/2019	8.00%	6,228,000
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	8,072,754
Crossing at 1415 - Series A (5)	2015	San Antonio, TX	12/1/2052	6.00%	7,474,716
Decatur Angle (5)	2014	Fort Worth, TX	1/1/2054	5.75%	22,630,276
Esperanza at Palo Alto (5)	2018	San Antonio, TX	7/1/2058	5.80%	19,487,713
Glenview Apartments - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,581,930
Greens Property - Series A (3)	2012	Durham, NC	10/1/2047	6.50%	8,032,000
Greens Property - Series B	2012	Durham, NC	10/1/2047	12.00%	933,928
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,775,508
Harmony Court Bakersfield - Series A (5)	2016	Bakersfield, CA	12/1/2033	5.00%	3,730,000
Harmony Terrace - Series A (5)	2016	Simi Valley, CA	1/1/2034	5.00%	6,900,000
Heights at 515 - Series A (5)	2015	San Antonio, TX	12/1/2052	6.00%	6,843,232
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	10,958,661
Las Palmas II - Series A (5)	2016	Coachella, CA	11/1/2033	5.00%	1,692,774
Live 929 Apartments (2)	2014	Baltimore, MD	7/1/2049	5.78%	39,875,000
Montclair Apartments - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,482,288
Montecito at Williams Ranch Apartments - Series A (2)	2017	Salinas, CA	10/1/2034	5.50%	7,690,000
Oaks at Georgetown - Series A (5)	2016	Georgetown, TX	1/1/2034	5.00%	12,330,000
Ohio Properties - Series A (1)	2010	Ohio	6/1/2050	7.00%	13,989,000
Ohio Properties - Series B	2010	Ohio	6/1/2050	10.00%	3,520,900
Pro Nova - 2014-1 (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (4)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,123,800
Rosewood Townhomes - Series A	2017	Goose Creek, SC	7/1/2055	5.75%	9,280,000
Rosewood Townhomes - Series B	2017	Goose Creek, SC	8/1/2055	12.00%	470,000
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	10,040,000
San Vicente - Series A (5)	2016	Soledad, CA	11/1/2033	5.00%	3,490,410
Santa Fe Apartments - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	3,007,198
Seasons at Simi Valley - Series A (5)	2015	Simi Valley, CA	9/1/2032	5.75%	4,325,536
Seasons Lakewood - Series A (5)	2016	Lakewood, CA	1/1/2034	5.00%	7,350,000
Seasons San Juan Capistrano - Series A (5)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,375,000
Seasons San Juan Capistrano - Series B	2016	San Juan Capistrano, CA	1/1/2019	8.00%	5,574,000
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,822,610
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,665,000
Solano Vista - Series B	2018	Vallejo, CA	1/1/2021	5.85%	3,103,000
South Pointe Apartments - Series A	2017	Hanahan, SC	7/1/2055	5.75%	21,600,000
South Pointe Apartments - Series B	2017	Hanahan, SC	8/1/2055	12.00%	1,100,000
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,155,000
Summerhill - Series A (5)	2016	Bakersfield, CA	12/1/2033	5.00%	6,423,000
Sycamore Walk - Series A (5)	2015	Bakersfield, CA	1/1/2033	5.25%	3,598,006
The Palms at Premier Park Apartments (3)	2013	Columbia, SC	1/1/2050	6.25%	19,044,617
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	5,903,368
The Village at Madera - Series A (5)	2016	Madera, CA	12/1/2033	5.00%	3,085,000
Village at Avalon	2018	Albuquerque, NM	1/1/2059	5.80%	16,400,000
Village at River's Edge (5)	2017	Columbia, SC	6/1/2033	6.00%	9,938,059
Vineyard Gardens - Series A (2)	2017	Oxnard, CA	1/1/2035	5.50%	3,995,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,857,839
Willow Run (5)	2015	Columbia, SC	12/1/2050	5.50%	12,879,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,221,000
					$677,698,116

(1)	MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 15

(2)	MRB held by Deutsche Bank in a secured financing transaction, see Note 15
(3)	MRB held by ATAX TEBS II, LLC (M31 TEBS), see Note 15
(4)	MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 15 MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 15

(5)    MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 15

7. Public Housing Capital Fund Trust Certificates

The Partnership’s PHC Certificates represent beneficial interests in three PHC Trusts. The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to numerous local public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities under the Department of Housing and Urban Development’s (“HUD”) Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).  The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans.  The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD.  Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes.  The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.  As of December 31, 2019, the PHC Certificates are held in trust at Mizuho Capital Markets, LLC (“Mizuho”) in secured financing transactions (see Note 15).

The Partnership had the following investments in the PHC Certificates as of December 31, 2019 and 2018:

	December 31, 2019
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	5.47	AA-	5.33%	$24,477,478	$435,659	$-	$24,913,137
PHC Certificate Trust II	4.58	AA-	4.41%	4,375,296	386,433	-	4,761,729
PHC Certificate Trust III	5.43	BBB	5.12%	13,087,779	586,712	-	13,674,491
				$41,940,553	$1,408,804	$-	$43,349,357

	December 31, 2018
Description of PHC Certificates	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate Over Life	Cost Adjusted for Paydowns and Impairment	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
PHC Certificate Trust I	6.49	AA-	5.33%	$24,608,543	$285,984	$-	$24,894,527
PHC Certificate Trust II	5.56	A+	4.35%	9,071,785	44,768	-	9,116,553
PHC Certificate Trust III	6.76	BBB	5.30%	14,566,975	94,031	-	14,661,006
				$48,247,303	$424,783	$-	$48,672,086

See Note 23 for a description of the methodology and significant assumptions for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates are reported on the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

There were no impairment charges on the PHC Certificates recorded during the year ended December 31, 2019. The Partnership recognized impairment charges on PHC Certificates of approximately $1.1 million during the year ended December 31, 2018. See Note 2 for information considered in the Partnership’s evaluation of impairment of the PHC Certificates.

The PHC Certificate Trusts I, II and III Trust Certificates were sold in January 2020. See Note 26 for additional information.

8. Real Estate Assets

The Partnership owns MF Properties either directly or through a wholly owned subsidiary, as described in Note 2. The financial statements of the MF properties are consolidated with those of the Partnership. The Partnership also invests in land with plans to develop into rental properties or for future sale. These investments are reported as “Land held for development” below.

The following tables summarize information regarding the Partnership’s real estate assets as of December 31, 2019 and 2018:

Real Estate Assets as of December 31, 2019
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,073,728	$42,272,996
The 50/50 MF Property	Lincoln, NE	475	-	32,937,805	32,937,805
Land held for development		(1)	1,706,862	-	1,706,862
					$76,917,663
Less accumulated depreciation					(15,357,700)
Total real estate assets					$61,559,963

(1)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Real Estate Assets as of December 31, 2018
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,195,468	$38,961,163	$42,156,631
The 50/50 MF Property	Lincoln, NE	475	-	32,935,907	32,935,907
Land held for development		(2)	1,776,197	-	1,776,197
					$76,868,735
Less accumulated depreciation					(12,272,387)
Total real estate assets					$64,596,348

(2)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Activity in 2019

In September 2019 and 2018, the Partnership determined that the land held for development in Gardner, KS was impaired. The Partnership recorded impairment charges of $75,000 and $150,000 in the third quarter of 2019 and 2018, respectively. The impairment charges represent the difference between the Partnership’s carrying value and the estimated fair value of the land. The fair value was determined using Level 3 inputs (see Note 23).

In November 2019, the Partnership executed a purchase agreement for a parcel of land in Escondido, CA.  The purchase is expected to close in the first quarter of 2020.

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

During 2018, the Partnership determined that the land held for development in Gardner, KS was impaired. The Partnership recorded an impairment charge of $150,000 during the third quarter of 2018, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land. The fair value was determined using Level 3 inputs (see Note 23).

9. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities. The carrying value of the investments represents the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through the second anniversary of construction completion. The return on these investments earned by the Partnership is reported within “Investment income” on the Partnership’s consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of December 31, 2019 and 2018 and remaining equity commitment amounts as of December 31, 2019:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of December 31, 2019	Carrying Value as of December 31, 2018	Maximum Remaining Equity Commitment as of December 31, 2019
Vantage at Boerne	Boerne, TX	288	August 2016	April 2018	$-	$8,830,000	$-
Vantage at Waco	Waco, TX	288	August 2016	May 2018	9,337,166	9,337,166	1,592,039
Vantage at Panama City Beach	Panama City Beach, FL	288	March 2017	July 2018	-	11,408,135	-
Vantage at Powdersville	Powdersville, SC	288	November 2017	N/A	12,295,801	11,535,895	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	N/A	7,840,500	7,572,819	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	10,144,052	9,182,522	-
Vantage at Germantown	Germantown, TN	288	June 2018	N/A	11,745,155	7,033,398	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	N/A	13,516,425	6,254,104	-
Vantage at Coventry	Omaha, NE	288	September 2018	N/A	9,007,435	5,380,267	-
Vantage at Conroe	Conroe, TX	288	April 2019	N/A	8,078,519	-	1,347,128
Vantage at O'Connor	San Antonio, TX	288	October 2019	N/A	5,016,811	-	2,475,171
		3,174			$86,981,864	$76,534,306	$5,414,338

Activity in 2019

In September 2019, the membership interests of Vantage at Panama City Beach were sold to an unrelated third party. The Partnership received cash of approximately $22.7 million upon sale. The Partnership recognized approximately $547,000 of “Investment income” and approximately $10.5 million of “Gain on sale of investments in unconsolidated entities” associated with the sale. The Partnership may also be entitled to receive up to $325,000 of additional proceeds in the third quarter of 2020 if certain gain contingencies are satisfied.

In December 2019, Vantage at Boerne sold substantially all its assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $15.2 million upon sale. The Partnership recognized approximately $1.2 million of “Investment income” and approximately $5.7 million as “Gain on sale of investments in unconsolidated entities” associated with the sale.

Activity in 2018

In December 2018, Vantage at Corpus Christi sold substantially all its assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $12.1 million upon sale. The Partnership recognized approximately $590,000 of “Investment income” on sale. In addition, the Partnership recognized approximately $2.9 million as “Gain on sale of investments in unconsolidated entities”, which is considered either Tier 2 or Tier 3 income (see Note 3).

The following table provides summary combined financial information related to the Partnership’s investments in unconsolidated entities for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Property Revenues	$12,541,852	$9,262,127
Gain on sale of property	$35,871,041	$7,424,879
Net income	$32,662,003	$5,001,702

10. Property Loans, Net of Loan Loss Allowances

The following table summarizes the Partnership’s property loans, net of loan loss allowances, as of December 31, 2019 and 2018:

	December 31, 2019
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	405,717	-	405,717
Ohio Properties	2,390,446	-	2,390,446
Total	$15,392,908	$(7,393,814)	$7,999,094

	December 31, 2018
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Ohio Properties	2,390,446	-	2,390,446
Vantage at Brooks, LLC	8,367,635	-	8,367,635
Total	$23,354,826	$(7,393,814)	$15,961,012

During the years ended December 31, 2019 and 2018, the interest to be earned on the Cross Creek property loans was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  During the years ended December 31, 2019 and 2018, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.  As of December 31, 2019, the outstanding property loan balance for Live 929 was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

Activity in 2019

In January 2019, the Vantage at Brooks property was sold by its owner. Upon sale, the Partnership received all outstanding principal and accrued interest on the Vantage at Brooks, LLC property loan. The Partnership received additional proceeds of approximately $3.0 million, which is reported as “Contingent interest” on the Partnership’s consolidated statements of operations. The contingent interest recognized is considered Tier 2 income for purposes of distributions to the General Partner and BUC holders (see Note 3).

In August 2019, the Partnership entered into a secured property loan with Live 929 Apartments. The property may request additional advances for the sole purpose of funding monthly operating shortfalls up to a total loan amount of $1.0 million. The property loan is subordinate to the MRBs associated with the property and has a stated maturity date of July 31, 2049.

Activity in 2018

In September 2018, the Lake Forest property was sold by its owner.  Upon the sale, the Partnership received all outstanding principal and accrued interest on the Lake Forest property loans. The Partnership received approximately $5.1 million of principal and $4.6 million of interest on the property loans at sale. The interest received was not previously recognized as income as the property loans were on nonaccrual status. The interest realized is reported as “Other interest income” on the Partnership’s consolidated statements of operations.

In December 2018, the Vantage at New Braunfels, LLC property was sold by its owner. Upon the sale, the Partnership received all outstanding principal and accrued interest on the Vantage at New Braunfels, LLC property loan. The Partnership received additional proceeds totaling approximately $5.1 million, which is reported as “Contingent interest” on the Partnership’s consolidated statements of operations. The contingent interest recognized is considered Tier 2 or Tier 3 for purposes of distributions to BUC holders (see Note 3).

The following table summarizes the changes in the Partnership’s loan loss reserves for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Balance, beginning of year	$7,393,814	$7,393,814
Balance, end of year	$7,393,814	$7,393,814

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Current income tax expense (benefit)	$195,861	$(678,862)
Deferred income tax benefit	(149,874)	(242,235)
Total income tax expense (benefit)	$45,987	$(921,097)

The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income in the Greens Hold Co and the impact of deferred income taxes. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.), and the utilization of net operating losses (“NOLs”). The deferred tax assets and liabilities are valued based on enacted tax rates. The Greens Hold Co had net deferred tax assets of approximately $426,000 and $268,000 as of December 31, 2019 and 2018, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable and recorded no valuation allowance as of December 31, 2019 and 2018.

For the years ended December 31, 2019 and 2018, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due to state income taxes (net of the effect on federal income tax).

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There was no accrued interest or penalties as of December 31, 2019 and 2018.

The Partnership files U.S. federal and state tax returns. The Partnership’s returns for years 2016 through 2018 remain subject to examination by the Internal Revenue Service.

12. Other Assets

The following table summarizes the Partnership’s other assets as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred financing costs, net	$353,862	$397,823
Fair value of derivative instruments (Note 17)	10,911	626,633
Taxable mortgage revenue bonds, at fair value	1,383,237	1,409,895
Operating lease right-of-use assets, net	1,673,242	-
Other assets	1,641,099	2,081,258
Total other assets	$5,062,351	$4,515,609

See Note 2 for a discussion of the operating lease right-of-use lease assets, net, recorded pursuant to the adoption of ASC 842 effective January 1, 2019.

See Note 23 for a description of the methodology and significant assumptions for determining the fair value of the derivative instruments and taxable MRBs. Unrealized gains or losses on these assets are reported on the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

The following table includes the details of the taxable MRBs redeemed during the year ended December 31, 2018. The taxable MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest.

Property Name	Redemption Date	Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Vantage at Judson - Series D	December	San Antonio, TX	288	2/1/2053	9.00%	$923,502

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Accounts payable	$93,834	$230,631
Accrued expenses	2,529,982	2,956,368
Accrued interest expense	2,690,076	2,270,348
Operating lease liabilities	2,138,783	-
Other liabilities	1,583,492	2,086,475
Total accounts payable, accrued expenses and other liabilities	$9,036,167	$7,543,822

See Note 2 for discussion of the adoption of ASC 842 effective January 1, 2019 and the impact to the reported operating lease liabilities.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of December 31, 2019, the minimum aggregate annual payment due under the agreement is approximately $132,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $168,000 for the years ended December 31, 2019 and 2018, respectively, and are reported within “Real estate operating expenses” on the Partnership’s consolidated statements of operations.

The Partnership’s contractual payments related to operating leases for the twelve-month periods ending December 31st for the next five years and thereafter, and a reconciliation to the carrying value of operating lease liabilities, are as follows:

2020	$135,812
2021	136,366
2022	139,091
2023	141,871
2024	144,706
Thereafter	4,517,273
Total	5,215,119
Less: Amount representing interest	(3,076,336)
Total operating lease liabilities	$2,138,783

14. Unsecured Lines of Credit

The following tables summarize the Partnership’s unsecured lines of credit as of December 31, 2019 and 2018:

Unsecured Lines of Credit	Outstanding as of December 31, 2019	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$13,200,000	$50,000,000	June 2021	Variable (1)	Monthly	4.19%
Bankers Trust operating	-	10,000,000	June 2021	Variable (1)	Monthly	4.94%
Total unsecured lines of credit	$13,200,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2018	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$35,659,200	$50,000,000	June 2020	Variable (2)	Monthly	5.38%
Bankers Trust operating	-	10,000,000	June 2020	Variable (2)	Monthly	5.63%
Total unsecured lines of credit	$35,659,200	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The Partnership has entered into a Credit Agreement (the “Credit Agreement”) for an unsecured LOC (“non-operating LOC”) of up to $50.0 million with Bankers Trust, the Partnership’s sole lead arranger and administrative agent.  The Credit Agreement originated in May 2015 and has been subsequently amended. The non-operating LOC bears interest at a variable rate equal to 2.5% plus the 30-day London Interbank Offered Rate (“LIBOR”) as of December 31, 2019. The proceeds of the non-operating LOC are used by the Partnership to purchase multifamily real estate assets, MRBs or taxable MRBs.  The Partnership intends to repay each advance either through alternative long-term debt or equity financing. The principal amount of each acquisition advance is due on the 270th day following the advance date (the “Repayment Date”).  The Partnership may extend any Repayment Date for up to three additional 90-day periods. In order to extend the Repayment Date, the Partnership must make principal payments equal to 5% of the original advance for the first extension, 10% for the second extension, and 20% for the third extension. The Repayment Date may not be extended beyond the stated maturity of the non-operating LOC. The Repayment Dates for the balance outstanding as of December 31, 2019, exclusive of available extensions, range from March 2020 to September 2020. The non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of December 31, 2019.

During 2019 and 2018, the Partnership had an unsecured operating Line of Credit (“operating LOC”) with Bankers Trust. The operating LOC bears interest at a variable rate equal to 3.25% plus the 30-day LIBOR. The Partnership is required to make principal payments to reduce the outstanding principal balance on the operating LOC to zero for fifteen consecutive days during each calendar quarter.  The Partnership fulfilled this requirement throughout 2019 and for the first quarter of 2020.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of December 31, 2019:

	Outstanding Debt Financings as of December 31, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,495,442	$204,000	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	79,505,180	4,999	2014	July 2024	Weekly	1.64%	1.54%	3.18%
Fixed - M33	31,367,147	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	217,603,233	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB (3)	102,591,789	-	2019	July 2020 - September 2020	Weekly	1.79% - 2.08%	1.12% - 1.66%	2.96% - 3.45%
Fixed - Term TOB (3)	21,073,418	-	2014 - 2019	January 2020 - May 2022	N/A	N/A	N/A	3.53% - 4.01%
Fixed - Term A/B (3)	43,561,212	-	2017 - 2019	February 2020 - February 2027	N/A	N/A	N/A	4.46% - 4.53%
Total Debt Financings	$536,197,421
(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)	The following table summarizes the individual TOB, Term TOB and Term A/B Trust securitizations as of December 31, 2019:

	Outstanding Financing as of December 31, 2019, net	Financing Facility Provider	Year Acquired	Stated Maturity	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
Variable - TOB Securitization
Live 929	$31,733,007	Mizuho	2019	August 2020	Weekly	1.79%	1.66%	3.45%
Montecito at Williams Ranch - Series A	6,899,653	Mizuho	2019	August 2020	Weekly	1.79%	1.17%	2.96%
PHC Certificate Trust 1	20,067,635	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
PHC Certificate Trust 2	3,786,197	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
PHC Certificate Trust 3	10,850,103	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
Rosewood Townhomes - Series A	7,687,958	Mizuho	2019	July 2020	Weekly	1.79%	1.17%	2.96%
South Pointe Apartments - Series A	17,992,112	Mizuho	2019	July 2020	Weekly	1.79%	1.17%	2.96%
Vineyard Gardens - Series A	3,575,124	Mizuho	2019	August 2020	Weekly	1.79%	1.17%	2.96%
Total TOB Financing\ Weighted Average Period End Rate	$102,591,789							3.19%

	Outstanding Financing as of December 31, 2019, net	Financing Facility Provider	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Pro Nova 1	$8,010,000	Deutsche Bank	2014	January 2020	4.01%
Village at Avalon	13,063,418	Morgan Stanley	2019	May 2022	3.53%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$21,073,418				3.71%

Fixed - Term A/B Trusts Securitization
Avistar at Copperfield - Series A	$8,385,080	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,142,267	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wood Hollow - Series A	26,773,109	Deutsche Bank	2017	February 2027	4.46%
Gateway Village	2,260,628	Deutsche Bank	2019	February 2020	4.53%
Lynnhaven	3,000,128	Deutsche Bank	2019	February 2020	4.53%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$43,561,212				4.47%

The following table summarizes the Partnership’s Debt Financing, net of deferred financing costs, as of December 31, 2018:

	Outstanding Debt Financings as of December 31, 2018, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Variable - M24	$41,466,000	$432,998	2010	September 2020	Weekly	1.76%	1.85%	3.61%
Variable - M31 (1)	80,418,505	181,626	2014	July 2019 (2)	Weekly	1.74%	1.49%	3.23%
Variable - M33 (1)	31,262,039	58,002	2015	July 2020 (3)	Weekly	1.74%	1.26%	3.00%
Fixed - M45 (4)	219,250,387	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB (5)	37,620,000	-	2012	May 2019	Weekly	2.21%	1.67%	3.88%
Fixed - Term TOB (6)	46,675,413	-	2014	October 2019	N/A	N/A	N/A	4.01% - 4.39%
Fixed - Term A/B (6)	48,971,221	-	2017 - 2018	May 2019 - February 2027	N/A	N/A	N/A	4.46% - 4.53%
Total Debt Financings	$505,663,565

(1)	Facility fees have a variable component.
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

(5)	The variable TOB Financings are secured by the Partnership’s three PHC Certificates (see Note 7).
(6)	The following table summarizes the individual Term TOB and Term A/B Trust securitizations as of December 31, 2018:

	Outstanding Financing as of December 31, 2018, net	Financing Facility Provider	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Live 929	$37,665,413	Deutsche Bank	2014	October 2019	4.39%
Pro Nova 1	9,010,000	Deutsche Bank	2014	October 2019	4.01%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$46,675,413				4.31%

Term A/B Trusts Securitization
Avistar at Wood Hollow - Series A	$26,860,337	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,172,029	Deutsche Bank	2017	February 2027	4.46%
Avistar at Copperfield - Series A	8,422,855	Deutsche Bank	2017	February 2027	4.46%
Montecito at Williams Ranch - Series A	6,921,000	Deutsche Bank	2018	May 2019	4.53%
Vineyard Gardens - Series A	3,595,000	Deutsche Bank	2018	May 2019	4.53%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$48,971,221				4.47%

The TOB, Term TOB, Term A/B and TEBS Financing arrangements are consolidated VIE’s to the Partnership (Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, Term TOB, Term A/B and TEBS Financings in the Partnership’s consolidated financial statements. See Note 6 for information regarding the MRBs securitized within each TOB, Term TOB, Term A/B and TEBS Financing. As the residual interest holder, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of PHCs or of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the underlying collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

Freddie Mac Tax Exempt Bond Securitization (“TEBS”) Financings

The Partnership, through four wholly owned subsidiaries (collectively, the “Sponsors”), has sponsored four separate TEBS financings – the M24 TEBS Financing, the M31 TEBS Financing, the M33 TEBS Financing, and the M45 TEBS Financing (collectively, the “TEBS Financings”). The TEBS Financings are structured such that the Partnership transferred MRBs to Freddie Mac to be securitized into the TEBS Financings. Freddie Mac then issued Class A and Class B Freddie Mac Multifamily Variable Rate Certificates or Class A and Class B Freddie Mac Multifamily Fixed Rate Certificates (collectively, the “TEBS Certificates”), which represent beneficial interests in the securitized assets. The Class A TEBS Certificates are sold to unaffiliated investors and entitle the holders to cash flows from the securitized assets. The Class A TEBS Certificates are credit enhanced by Freddie Mac such that Freddie Mac will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the Class A TEBS Certificate holders. The Sponsors or Partnership would then be required to reimburse Freddie Mac for any credit enhancement payments. The Class B TEBS Certificates are retained by the Sponsors and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Class A Certificates and related facility fees, as well as certain other rights to the securitized assets.

As of December 31, 2019 and 2018, the Partnership posted restricted cash as contractually required under the terms of the four TEBS Financings. In addition, the Partnership has entered in interest rate cap agreements to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS Financing (Note 17).

TEBS Financings Activity in 2019:

In June 2019, the Partnership exercised its unilateral right to extend the M31 TEBS Financing with Freddie Mac for an additional five-year period through July 2024.

In July 2019, the Partnership refinanced the M24 TEBS Financing with Freddie Mac. The M24 TEBS Financing was converted to a fixed interest rate of 3.05%, which is inclusive of credit enhancement and servicing fees, and the stated maturity was extended from September 2020 to May 2027. The refinancing was treated as an extinguishment for accounting purposes and the Partnership capitalized approximately $307,000 as deferred financing costs related to the refinancing.

In July 2019, the Partnership refinanced the M33 TEBS Financing with Freddie Mac. The M33 TEBS Financing converted to a fixed interest rate of 3.24%, which is inclusive of credit enhancement and servicing fees, and the stated maturity was extended from July 2020 to September 2030. The refinancing was treated as an extinguishment for accounting purposes and the Partnership expensed approximately $496,000 of previously unamortized deferred financing costs associated with the M33 TEBS Financing. The Partnership capitalized approximately $265,000 as deferred financing costs related to the refinancing. The Partnership received premium proceeds upon refinancing of approximately $435,000, which will be amortized using the effective interest method through the term of the agreement.

TEBS Financings Activity in 2018:

In August 2018, the Partnership and its newly created consolidated subsidiary, ATAX TEBS IV, LLC (the “2018 Sponsor”), entered into a long-term debt financing facility provided through the securitization of 25 MRBs, with an initial par value of approximately $260.6 million owned by the 2018 Sponsor pursuant to the M45 TEBS Financing. The M45 TEBS Financing facility provided the Partnership with a long-term, fixed-rate facility. The M45 TEBS Financing was structured such that the Partnership transferred ownership of the 25 MRBs to Freddie Mac to be securitized into a TEBS Trust. The Class A TEBS Certificates had an aggregate initial par value of approximately $221.5 million. Of the 25 MRBs securitized in the M45 TEBS Financings, 24 MRBs were in Term A/B Trusts that were collapsed prior to the closing of the M45 TEBS Financing. The collapse of the Term A/B Trusts and subsequent closing of the M45 TEBS Financing resulted in a debt modification for accounting purposes and the Partnership capitalized transaction costs totaling approximately $371,000 as deferred financing costs.

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

TOB, Term TOB and Term A/B Trust Financings

Deutsche Bank

The Partnership has executed a Master Trust Agreement with Deutsche Bank that allows the Partnership to execute multiple TOB, Term TOB and Term A/B Trust (collectively, “Trusts”) structures upon the approval and agreement of terms by Deutsche Bank. Under each TOB Trust structure, the trustee issues SPEARS and LIFERS that represent beneficial interests in the securitized asset held by the TOB Trusts. Under each Term TOB and Term A/B Trust structure, the trustee issues Class A and Class B Certificates that represent beneficial interests in the securitized assets held by the Term TOB or Term A/B Trusts. Deutsche Bank has purchased the SPEARS and Class A Certificates and the Partnership has retained the LIFERS and Class B Certificates of each Trust. Pursuant to the terms of the Trusts, the Partnership is required to reimburse Deutsche Bank for any shortfall realized on the contractual cash flows on the SPEARS or Class A Certificates. The LIFERS and Class B Certificates grant the Partnership certain rights to the securitized assets.

The Master Trust Agreement with Deutsche Bank contains covenants with which the Partnership is required to comply. If the Partnership were to be out of compliance with any of these covenants, a termination event of the financing facilities would be triggered which would require the Partnership to purchase a portion or all of the senior SPEARS or Class A Certificates held by Deutsche Bank. The most restrictive covenant within the Master Trust Agreement states that cash available to distribute plus interest expense for the trailing twelve months must be at least twice the trailing twelve-month interest expense. The Partnership was in compliance with these covenants as of December 31, 2019.

Mizuho Capital Markets

During the third quarter of 2019, the Partnership entered into various TOB Trust financings with Mizuho secured by MRBs and PHC Certificates. Under each TOB Trust structure, the trustee issues senior Floater Certificates and Residual Certificates that represent beneficial interests in the securitized asset held by the TOB Trusts. The Floater Certificates are sold to unaffiliated investors and entitle the holder to cash flows from the securitized assets at a variable interest rate. The Floater Certificates are credit enhanced by Mizuho such that Mizuho will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the Floater Certificate holders. The Partnership would then be required to reimburse Mizuho for any credit enhancement payments. The Residual Certificates are retained by the Partnership and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Floater Certificates and related trust fees, as well as certain other rights to the securitized assets.

The TOB Trusts with Mizuho require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  In addition, the Master Trust Agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that it remained listed on the NASDAQ.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the senior interests issued by each TOB Trust. The Partnership was in compliance with these covenants as of December 31, 2019.

Morgan Stanley Bank

In May 2019, the Partnership entered into a Term TOB Trust financing with Morgan Stanley Bank, N.A. (“Morgan Stanley”) secured by an MRB. Under the Term TOB Trust structure, the trustee issues Class A and Class B Certificates that represent beneficial interests in the securitized asset held by the Term TOB. Morgan Stanley has purchased the Class A Certificates and the Partnership has retained the Class B Certificates of each Trust. The Class B Certificates grant the Partnership certain rights to the securitized assets.

The Term TOB Trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contains covenants with which the Partnership is required to comply.  If the Partnership is out of compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The most restrictive covenant within the Trust Agreement and related agreements requires the maintenance of a debt service coverage ratio above a specified threshold and the Partnership’s net assets cannot decline by more than specific percentages over designated periods of time.  The Partnership was in compliance with these covenants as of December 31, 2019.

Contractual Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2020	$121,117,504
2021	5,326,861
2022	18,496,986
2023	5,896,946
2024	15,472,867
Thereafter	372,276,815
Total	538,587,979
Unamortized deferred financing costs and debt premium	(2,390,558)
Total debt financing, net	$536,197,421

Certain Term TOB Trusts and certain Term A/B Trusts mature in 2020. The Partnership expects to refinance these financings with either the current lender or a similar lender. In addition, the Partnership expects to renew each TOB financing facility maturing in 2020. There can be no assurances that the Partnership’s efforts to refinance will be successful.

16. Mortgages Payable and Other Secured Financing

The Partnership has entered into mortgages payable and other secured financings collateralized by MF Properties. The following is a summary of the mortgages payable and other secured financing, net of deferred financing costs, as of December 31, 2019 and 2018:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2019, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$2,859,390	2014	March 2020	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	23,942,856	2013	March 2020	Variable	Monthly	4.75%	(1)	4.75%
Total Mortgage Payable\Weighted Average Period End Rate	$26,802,246							4.74%

(1)	Variable rate is based on Wall Street Journal Prime Rate, but not to exceed 5.0%

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2018, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$3,118,478	2014	December 2019	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	24,335,897	2013	March 2020	Variable	Monthly	5.00%	(2)	5.00%
Total Mortgage Payable\Weighted Average Period End Rate	$27,454,375							4.96%

(2) Variable rate is based on Wall Street Journal Prime Rate, but not to exceed 5.0%

In September 2018, the Partnership sold the Jade Park MF Property (see Note 8). At the closing of the sale, the Partnership paid all outstanding principal and accrued interest on the related mortgage payable.

Contractual Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2020	$26,812,851
2021	-
2022	-
2023	-
2024	-
Thereafter	-
Total	26,812,851
Unamortized deferred financing costs	(10,605)
Total mortgages payable and other secured financings, net	$26,802,246

In February 2020, the Partnership refinanced The 50/50 MF Property Mortgage loan.  See Note 26 for additional information.

17. Interest Rate Derivatives

The following table summarizes the Partnership’s interest rate derivatives as of December 31, 2019 and 2018:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2019
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	81,101,364	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	4,090
Sept 2017	58,090,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	79,333,280	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	6,821
							$10,911

(1)	For additional details, see Note 23 to the Partnership’s consolidated financial statements.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (2)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2018
July 2014	$30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Barclays Bank PLC	$-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	Royal Bank of Canada	-
July 2014	30,252,409	Aug 2019	3.0%	SIFMA	M31 TEBS	SMBC Capital Markets, Inc	-
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Wells Fargo Bank	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	Royal Bank of Canada	536
July 2015	27,359,689	Aug 2020	3.0%	SIFMA	M33 TEBS	SMBC Capital Markets, Inc	536
June 2017	90,757,226	Aug 2019	1.5%	SIFMA	M31 TEBS	Barclays Bank PLC	158,989
June 2017	82,079,066	Aug 2020	1.5%	SIFMA	M33 TEBS	Barclays Bank PLC	465,983
Sept 2017	59,038,000	Sept 2020	4.0%	SIFMA	M24 TEBS	Barclays Bank PLC	53
							$626,633

(2)	For additional details, see Note 23 to the Partnership’s consolidated financial statements.

In August 2019, the Partnership purchased an interest rate derivative intended to cap the variable interest rate component of the M31 TEBS Financing at 4.5%. The Partnership paid approximately $30,000 for the interest rate derivative.

During 2018, the Partnership was a party to two interest rate swaps with Deutsche Bank, which were designated to mitigate interest rate risk for the variable-rate TOB Trusts secured by the Partnership’s PHC Certificates. The interest rate swaps were terminated in September 2018 and October 2018.

The Partnership’s interest rate derivatives are not designated as hedging instruments and are recorded at fair value. Changes in fair value are reported within “Interest expense” on the Partnership’s consolidated statements of operations. See Note 23 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives. The interest rate derivatives are reported within “Other assets” on the Partnership’s consolidated balance sheets.

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

Construction Loan Guarantees

The Partnership entered into guaranty agreements for construction loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur.  All guarantees were initially for the entire amount of the construction loans and decrease based on the achievement of certain events or financial ratios, as defined by the respective construction loan agreements.  The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of December 31, 2019:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Construction Loan	Construction Loan Balance as of December 31, 2019	Partnership's Maximum Exposure as of December 31, 2019	Guarantee Terms
Vantage at Stone Creek	2018	$30,824,000	$28,264,790	$28,264,790	(1)
Vantage at Coventry	2018	31,500,000	11,502,353	11,502,353	(1)
(1)

The Partnership’s maximum exposure will decrease to 50% of the construction loan balance upon receipt of the certificate of occupancy and to 25% of the construction loan balance when certain debt service coverage levels are achieved by the borrower.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership.  No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of December 31, 2019:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of December 31, 2019
Ohio Properties	2011	2026	$3,361,979
Greens of Pine Glen, LP	2012	2027	2,237,843

The Partnership has agreed, in limited instances, to indemnify certain parties to the TOB Trusts related to the PHC Certificates for claims by the Floater Certificates holders related to the calculation of interest and principal payments. The maximum exposure for such claims is up to the total value of the Floater Certificates plus accrued interest. The Partnership has not accrued any amount for this commitment as of December 31, 2019 because the likelihood of a claim is remote. The maximum exposure was approximately $34.9 million as of December 31, 2019. The TOB Trusts related to the PHC Certificates were collapsed and all principal and interest paid in full upon the sale of the PHC Certificates in January 2020. See Note 26 for additional information.

19. Redeemable Series A Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via a private placement to five financial institutions. The Series A Preferred Units represent limited partnership interests of the Partnership.  The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each annual anniversary thereafter, the Partnership and each holder of Series A Preferred Units have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption.

In the event of any liquidation, dissolution, or winding up of the Partnership, the holders of the Series A Preferred Units are entitled to a liquidation preference in connection with their investments.  With respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs, the Series A Preferred Units will rank: (a) senior to the Partnership’s BUCs and to any other class or series of Partnership interests or securities expressly designated as ranking junior to the Series A Preferred Units; (b) junior to all of the Partnership’s existing indebtedness (including indebtedness outstanding under the Partnership’s senior bank credit facility) and other liabilities with respect to assets available to satisfy claims against the Partnership; and (c) junior to any other class or series of Partnership interests or securities expressly designated as ranking senior to the Series A Preferred Units.

The following table summarizes the Series A Preferred Units outstanding as of December 31, 2019 and 2018:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of December 31, 2019 and December 31, 2018	9,450,000	$94,500,000

20. Issuances of Beneficial Unit Certificates

In August 2018, the Partnership initiated a “at the market offering” to sell up to $75.0 million of BUCs at market prices on the date of sale. The Partnership sold 310,519 BUCs under this program for net proceeds of approximately $1.8 million, net of issuance costs, during the year ended December 31, 2018. This offering was terminated effective February 8, 2019.

In December 2019, a “shelf” Registration Statement on Form S-3 was declared effective by the SEC and allows the Partnership to offer up to $225.0 million of BUCs for sale from time to time. This Registration Statement will expire in December 2022.

21. Restricted Unit Awards

The Partnership’s 2015 Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, or any affiliate, and members of the Board of Managers of Greystone Manager for up to 3.0 million BUCs.  RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner; or upon death or disability of the Plan participant.  All of the restrictions applicable to the previously unvested RUAs lapsed and all outstanding RUAs became immediately vested and nonforfeitable upon the closing of the previously disclosed acquisition of all of the issued and outstanding partnership interests in the General Partner by affiliates of Greystone, which occurred on September 10, 2019 (see Note 1).

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $3.6 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively.  Compensation expense is reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.

The following table summarizes the RUA activity for years ended December 31, 2019 and 2018:

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested as of January 1, 2018	242,069	$5.83
Granted	309,212	6.31
Vested	(279,034)	6.06
Forfeited	(6,957)	6.31
Nonvested as of December 31, 2018	265,290	$6.14
Granted	353,197	7.74
Vested	(618,487)	7.05
Nonvested as of December 31, 2019	-	$-

As of December 31, 2019, there was no unrecognized compensation expense related to nonvested RUAs granted under the Plan.

22. Transactions with Related Parties

Effective September 10, 2019, Greystone acquired all the issued and outstanding partnership interests of AFCA 2 from Burlington Capital LLC and an affiliate, at which time Burlington Capital LLC and its affiliates (collectively, “Burlington”) ceased to be related parties of the Partnership.

The Partnership is managed by AFCA 2, which is controlled by AFCA 2’s general partner, Greystone Manager.  The Board of Managers of Greystone Manager act as managers (and effectively as the directors) of the Partnership and certain employees of Greystone Manager are executive officers of the Partnership.  Certain services are provided to the Partnership by employees of Greystone Manager and the Partnership reimburses Greystone Manager for its allocated share of these salaries and benefits. The Partnership also reimburses Greystone Manager for its share of general and administrative expenses. These reimbursed costs represent a substantial portion of the Partnership’s general and administrative expenses.

The amounts in the following table represent amounts reimbursable to AFCA 2, the general partner of AFCA 2, or an affiliate for the years ended December 31, 2019 and 2018:

	2019	2018
Reimbursable salaries and benefits	$4,702,754	$3,993,067
Other expenses	19,622	13,121
Office expenses	17,630	-
Insurance	243,773	215,867
Professional fees and expenses	82,962	154,653
	$5,066,741	$4,376,708

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s consolidated financial statements for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Partnership administrative fees paid to AFCA 2 (1)	$3,620,000	$3,721,000
Property management fees paid to an affiliate (2)	101,000	190,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (3)	131,000	77,000

(1)

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.

(2)

A former affiliate of AFCA 2, Burlington Capital Properties, LLC (“Properties Management”), provides property management, administrative and marketing services for the MF Properties (excluding Suites on Paseo). The property management fees are reported within “Real estate operating expenses” on the Partnership’s consolidated statements of operations.

(3)

The Partnership pays franchise margin taxes on revenues in Texas related to its investments in unconsolidated entities. Such taxes are paid by the Partnership as the unconsolidated entities are required by tax regulations to be included in the Partnership’s group tax return. Since the Partnership is reimbursed for the franchise margin taxes paid on behalf of the unconsolidated entities, these taxes are not reported on the Partnership’s consolidated statements of operations.

AFCA 2 received fees from the borrowers of the Partnership’s MRBs for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported on the Partnership’s consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs and affiliates for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Non-Partnership property administrative fees received by AFCA 2 (1)	$36,000	$69,000
Investment/mortgage placement fees received by AFCA 2 (2)	1,362,000	2,873,000
MRB redemption administrative fee received by AFCA 2 (3)	-	283,000

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

The Partnership reported receivables due from unconsolidated entities of approximately $116,000 and $77,000 as of December 31, 2019 and 2018, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $301,000 and $330,000 as of December 31, 2019 and 2018, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets.

23. Fair Value of Financial Instruments

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

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.  To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of the hierarchy are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 inputs are unobservable inputs for asset or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Investments in MRBs and Taxable MRBs

The fair value of the Partnership’s investments in MRBs and taxable MRBs as of December 31, 2019 and 2018 is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs and taxable MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and taxable MRBs are categorized as a Level 3 input. As of December 31, 2019, the range of effective yields on the individual MRBs was 2.4% to 8.5% per annum, with a weighted average effective yield of 3.8% when weighted by the total principal outstanding of all MRBs as of the reporting date; and the range of effective yields on the individual taxable MRBs was 8.7% to 8.9% per annum, with a weighted average effective yield of 8.8% when weighted by the total principal outstanding of all taxable MRBs as of the reporting date.  As of December 31, 2018, the range of effective yields on the individual MRBs was 3.3% to 9.1% per annum, with a weighted average effective yield of 4.6% when weighted by the total principal outstanding of all MRBs as of the reporting date; and the range of effective yields on the individual taxable MRBs was 8.3% to 9.3% per annum, with a weighted average effective yield of 9.1% when weighted by the total principal outstanding of all taxable MRBs as of the reporting date.

Investments in PHC Certificates

The fair value of the Partnership’s investment in PHC Certificates as of December 31, 2019 and 2018 is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for the PHC Certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each PHC Certificate as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs.

The Partnership reviews the inputs used by the primary third-party pricing service by reviewing source information and reviews the methodology for reasonableness.  The Partnership also engages a second third-party pricing service to confirm the values developed by the primary third-party pricing service. The valuation methodologies used by the third-party pricing services encompass the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates is categorized as a Level 3 input. As of December 31, 2019, the range of effective yields on the PHC Certificates was 4.4% to 5.3% per annum, with a weighted average effective yield of 5.2% when weighted by the principal outstanding of PHC Certificates as of the reporting date. As of December 31, 2018, the range of effective yields on the PHC Certificates was 5.3% to 6.0% per annum, with a weighted average effective yield of 5.5% when weighted by the principal outstanding of PHC Certificates as of that date.

Interest Rate Derivatives

The effect of the Partnership’s interest rate derivatives is to set a cap, or upper limit, subject to performance of the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement.   The effect of the Partnership’s interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The fair value of the interest rate derivatives and interest rate swaps is based on a model whose inputs are not observable and therefore is categorized as a Level 3 input.  The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets measured at fair value on a recurring basis as of December 31, 2019 are summarized as follows:

	Fair Value Measurements as of December 31, 2019
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$743,587,715	$-	$-	$743,587,715
Mortgage revenue bonds	30,009,750	-	-	30,009,750
PHC Certificates	43,349,357	-	-	43,349,357
Taxable mortgage revenue bonds (reported within other assets)	1,383,237	-	-	1,383,237
Derivative instruments (reported within other assets)	10,911	-	-	10,911
Total Assets at Fair Value, net	$818,340,970	$-	$-	$818,340,970

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2019:

	For the Years Ended December 31, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2019	$732,153,435	$48,672,086	$1,409,895	$626,633	$782,862,049
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	142,356	(6,708)	-	(499,835)	(364,187)
Included in other comprehensive income	39,320,186	984,021	26,428	-	40,330,635
Purchases	19,250,000	-	-	29,527	19,279,527
Settlements	(17,268,512)	(6,300,042)	(53,086)	(145,414)	(23,767,054)
Ending Balance December 31, 2019	$773,597,465	$43,349,357	$1,383,237	$10,911	$818,340,970
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2019	$-	$-	$-	$(499,835)	$(499,835)

(1)	Mortgage revenue bonds include both bonds held in trust as well as those held by the Partnership.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are summarized as follows:

	Fair Value Measurements as of December 31, 2018
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$645,258,873	$-	$-	$645,258,873
Mortgage revenue bonds	86,894,562	-	-	86,894,562
PHC Certificates	48,672,086	-	-	48,672,086
Taxable mortgage revenue bonds (reported within other assets)	1,409,895	-	-	1,409,895
Derivative instruments (reported within other assets)	626,633	-	-	626,633
Total Assets at Fair Value, net	$782,862,049	$-	$-	$782,862,049

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2018:

	For the Years Ended December 31, 2018
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives (2)	Total
Beginning Balance January 1, 2018	$788,621,707	$3,002,540	$49,641,588	$2,422,459	$(229,631)	$843,458,663
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	144,692	-	(77,096)	-	724,579	792,175
Included in earnings (impairment of securities)	-	-	(1,141,020)	-	-	(1,141,020)
Included in other comprehensive (loss) income	(14,560,720)	(3,002,540)	950,228	(32,756)	-	(16,645,788)
Purchases	41,708,000	-	-	-	-	41,708,000
Settlements	(83,760,244)	-	(701,614)	(979,808)	131,685	(85,309,981)
Ending Balance December 31, 2018	$732,153,435	$-	$48,672,086	$1,409,895	$626,633	$782,862,049
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on December 31, 2018	$-	$-	$(1,141,020)	$-	$724,579	$(416,441)

(1)

Mortgage revenue bonds include both bonds held in trust as well as those held by the Partnership.  The beginning balance also includes the cumulative effect of accounting change related to the adoption of ASU 2017-08 effective January 1, 2018.

(2)	Interest rate derivatives include derivative contracts reported in other assets as well as derivative swap liabilities.

Total gains and loss included in earnings for the interest rate derivatives are reported within “Interest expense” on the Partnership’s consolidated statements of operations.

As of December 31, 2019 and 2018, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS Financings are credit enhanced by Freddie Mac.  The TOB Trust financings are credit enhanced by either Deutsche Bank or Mizuho. The table below summarizes the fair value of the Partnership’s financial liabilities as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and lines of credit	$549,397,421	$568,193,494	$541,322,765	$550,766,809
Mortgages payable and other secured financing	26,802,246	26,812,851	27,454,375	27,552,748

24. Segments

The Partnership has four reportable segments - Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Other Investments.  The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than in MRBs provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt and other investments cannot exceed 25% of the Partnership’s total assets at the time of acquisition as required under the Partnership Agreement.  Tax-exempt and other investments consist of the PHC Certificates, taxable MRBs, real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s consolidated balance sheets.  As of December 31, 2019, the Partnership held 76 MRBs. The Residential Properties financed by the MRBs contain a total of 10,871 rental units. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership’s consolidated statements of operations are reported within this segment.

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership (see Note 8). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of December 31, 2019, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense (benefit) for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trusts Segment

The Public Housing Capital Fund Trusts segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 7) and the related debt financings. In January 2020, the Partnership sold the PHC Certificates to an unrelated third party and the related debt financings were repaid in full.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (see Note 9) and property loans to certain multifamily housing properties (see Note 10).

The following table details certain financial information for the Partnership’s reportable segments for the December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Total revenues
Mortgage Revenue Bond Investments	$41,348,004	$57,625,273
MF Properties	8,081,029	9,149,105
Public Housing Capital Fund Trusts	2,368,541	2,479,494
Other Investments	10,520,439	12,101,704
Total revenues	$62,318,013	$81,355,576

Interest expense
Mortgage Revenue Bond Investments	$21,862,030	$22,231,479
MF Properties	1,444,700	1,699,121
Public Housing Capital Fund Trusts	1,410,564	932,456
Other Investments	-	-
Total interest expense	$24,717,294	$24,863,056

Depreciation expense
Mortgage Revenue Bond Investments	$-	$-
MF Properties	3,088,117	3,488,058
Public Housing Capital Fund Trusts	-	-
Other Investments	-	-
Total depreciation expense	$3,088,117	$3,488,058

Net income (loss)
Mortgage Revenue Bond Investments	$3,835,002	$22,048,372
MF Properties	(964,355)	3,676,560
Public Housing Capital Fund Trusts	957,977	406,019
Other Investments	26,663,527	15,008,578
Net income	$30,492,151	$41,139,529

The following table details total assets for the Partnership’s reportable segments as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Total assets
Mortgage Revenue Bond Investments	$918,301,172	$864,311,647
MF Properties	70,569,646	71,120,280
Public Housing Capital Fund Trusts	43,591,048	48,942,334
Other Investments	87,098,315	85,048,514
Consolidation/eliminations	(90,391,673)	(86,709,529)
Total assets	$1,029,168,508	$982,713,246

25. Summary of Unaudited Quarterly Results of Operations

2019	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$17,664,598	$14,346,334	$25,341,629	$21,107,249
Income from continuing operations	6,451,813	3,886,190	9,707,903	10,446,245
Net income	$6,451,813	$3,886,190	$9,707,903	$10,446,245

Income from continuing operations, per BUC	$0.08	$0.05	$0.13	$0.16
Net income, basic and diluted, per BUC	$0.08	$0.05	$0.13	$0.16

2018	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$16,458,034	$15,785,165	$30,052,544	$26,015,349
Income from continuing operations	6,004,304	3,338,121	17,883,055	13,914,049
Net income	$6,004,304	$3,338,121	$17,883,055	$13,914,049

Income from continuing operations, per BUC	$0.09	$0.04	$0.25	$0.22
Net income, basic and diluted, per BUC	$0.09	$0.04	$0.25	$0.22

26. Subsequent Events

In January 2020, the Partnership executed a $7.3 million equity commitment to fund construction of the Vantage at Westover Hills multifamily property in San Antonio, TX.

In January 2020, the Partnership sold its PHC Certificate Trusts I, II and III Trust Certificates for approximately $43.3 million plus accrued interest. Upon sale, the Partnership collapsed and paid off in full all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

In January 2020, the Solano Vista – Series B MRB was redeemed at price equal to outstanding principal plus accrued interest.

In January 2020, the Partnership extended the maturity date of the Term TOB Trust related to Pro Nova 2014-1 to May 2020.

In February 2020, the Partnership extended the maturity date of the Term A/B Trusts related to Gateway Village and Lynnhaven Apartments to February 2021.

In February 2020, the Partnership refinanced The 50/50 MF Property Mortgage loan with its current lender. The Mortgage loan maturity date was extended seven years to April 2027 and the interest rate decreased to a fixed rate of 4.35%.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Partnership have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that, as of December 31, 2019, the Partnership’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Partnership carried out an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s CEO and CFO, of the effectiveness of the Partnership’s internal control over financial reporting.  The Partnership’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership is managed by its general partner, AFCA 2, which in turn is managed by its general partner, Greystone Manager. Prior to September 10, 2019, Burlington was the general partner of AFCA 2 and the Board of Managers of Burlington acted as the directors of the Partnership. Effective September 10, 2019, Greystone Manager purchased the general partner interest of AFCA 2 from Burlington. Accordingly, beginning September 10, 2019, the Board of Managers of Greystone Manager began acting as the directors of the Partnership.

Chad L. Daffer holds the position of Chief Executive Officer, Jesse A. Coury holds the position of Chief Financial Officer, and Kenneth C. Rogozinski holds the position of Chief Investment Officer of the Partnership. Mr. Daffer, Mr. Coury and Mr. Rogozinski are the only executive officers of the Partnership and are employed by Greystone Manager.

The Partnership’s general partner, AFCA 2, is not elected by the Unitholders and is not subject to re-election on an annual or other continuing basis in the future.  In addition, our Unitholders are not entitled to elect the Board of Managers or executive officers of Greystone Manager or take part in the management or control of the business of the Partnership.

The Board of Managers of Greystone Manager has seven members. The NASDAQ listing rules do not require a listed limited partnership, such as the Partnership, to have a majority of independent directors on the Board of Managers of the general partner of AFCA 2 or to establish a compensation committee or a nominating and corporate governance committee. The Partnership is, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NASDAQ listing rules and SEC rules.  In this regard, all the members of the Greystone Manager Audit Committee have been determined to be independent under the applicable SEC and NASDAQ independence requirements.

The following table sets forth certain information regarding the current Board of Managers and executive officers of the Partnership. Managers will remain in office until: (i) removed by a written instrument signed by the managing member of Greystone Manager; (ii) such Manager resigns in a written instrument delivered to the managing member of Greystone Manager; or (iii) such Manager dies or is unable to serve.

Name	Position Held with Greystone	Position Held Since
Stephen Rosenberg	Chairman of the Board / Manager	2019
Chad L. Daffer	Chief Executive Officer	2015
Jesse A. Coury	Chief Financial Officer	2020
Kenneth C. Rogozinski	Chief Investment Officer	2019
Jeffrey A. Baevsky	Manager	2019
Drew C. Fletcher	Manager	2019
W. Kimball Griffith	Manager (1) (2)	2019
Steven C. Lilly	Manager (1) (2)	2019
William P. Mando, Jr.	Manager (1) (2)	2019
Curtis A. Pollock	Manager	2019

(1)

Member of the Greystone Manager Audit Committee.  The Board of Managers has determined each of Mr. Lilly and Mr. Mando is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K.

(2)	Determined to be independent under both Section 10A of the Exchange Act and the NASDAQ Marketplace Rules.

Set forth below is the biographical information for each of the Managers of Greystone Manager and the executive officers of the Partnership:

Stephen Rosenberg, 64, founded Greystone & Co., Inc. (together with its affiliated companies, the “Greystone Companies”) in 1988 as an independent investment banking firm and has developed the Greystone Companies  into a diversified company with locations in 24 states and 6,500 employees that owns or manages over $40 billion in assets.  Mr. Rosenberg currently serves as Chief Executive Officer of the Greystone Companies, responsible for executive oversight, coordination and management of matters of the Greystone Companies, as well as the identification and execution of real estate and healthcare-related merchant banking and development opportunities.  Mr. Rosenberg received his Bachelor of Business Administration degree from Touro College in New York and a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania, as well as a Doctor of Dental Medicine degree from the University of Pennsylvania School of Dental Medicine.  Mr. Rosenberg currently serves on the Board of Trustees of the Touro College and University System.

Chad L. Daffer, 56, is the Chief Executive Officer of the Partnership and an employee of Greystone Manager. Mr. Daffer was employed by Burlington Capital LLC from 2005 to 2019 where he served in various roles related to the Partnership, including serving as the Partnership’s Chief Executive Officer from 2015 to 2019.   Prior to joining Burlington Capital LLC, Mr. Daffer served as an investment banker from 1996 to 2004 with Kirkpatrick Pettis and from 1992 to 1996 he was employed in Fixed Income Institutional Sales with Paine Webber.  Mr. Daffer has a Bachelor of Science in Accounting from the University of Nebraska.

Jesse A. Coury, 34, is the Chief Financial Officer of the Partnership and an employee of Greystone Manager.  Previously, Mr. Coury served as the Partnership’s Corporate Controller from 2017 until 2019. Mr. Coury served as the Director of Internal Audit for Burlington Capital LLC in 2016 and held various positions with RSM US LLP from 2009 to 2015, most recently as an Assurance Manager. Mr. Coury received his Bachelor of Arts in Accounting and Master of Accountancy degrees from the University of Notre Dame. Mr. Coury holds a designation as a Certified Public Accountant (CPA) in the State of Nebraska.

Kenneth C. Rogozinski, 58, is the Chief Investment Officer of the Partnership and an employee of Greystone Manager.  Previously, Mr. Rogozinski was an Executive Managing Director of Greystone Capital Advisors LLC, a position he held beginning October 2017.  In his role as Executive Managing Director, Mr. Rogozinski oversaw Greystone Capital Advisor’s originations, structured debt products and complex, specialized financing solutions for real estate owners and developers seeking debt and equity for construction and portfolio refinancing of multifamily and mixed-use assets.  Prior to his service at Greystone, from February 2009 to September 2017, Mr. Rogozinski was the Co-Chief Executive Officer and Chief Credit Officer of Dreadnought Capital Management Corporation, an SEC registered investment advisor, which he co-founded in 2009.  There, he focused on direct lending and debt investing in public-private housing and project finance, overseeing more than $1.1 billion in deployed capital.  Mr. Rogozinski received a Bachelor of Science degree in finance from Fordham University and a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania.  Mr. Rogozinski is a board member of the Foundation for Affordable Rental Housing Holdings Inc.

Jeffrey M. Baevsky, 59, is the Executive Managing Director of Corporate Finance and Capital Markets Greystone & Co., Inc. where he has been employed since 2014. Mr. Baevsky is responsible for the Greystone Companies’ banking relationships, credit lines, financing development projects, and new product development, as well as overseeing all of the Greystone Companies’ capital markets activities.  Mr. Baevsky led the closing of the Greystone Companies’ inaugural debt fund, as well as three CLO offerings, one of which was the first in the market comprised solely of healthcare assets. Prior to joining Greystone & Co., Inc., Mr. Baevsky served as Head of Capital Markets at Gramercy Capital Corp. handling project debt and secondary loan trading activities.  Over his career, he has advised on mortgage-based credit facilities, mezzanine finance, off-balance sheet acquisition and asset development programs, and both public and private debt and equity capital placements as a Managing Director at Deutsche Bank and Wachovia.  Mr. Baevsky received an M.B.A. in finance and real estate from the MIT Sloan School of Management and a Bachelor of Science and Engineering degree from the University of Pennsylvania.

Drew C. Fletcher, 41, is the President of Greystone Capital Advisors LLC where he has been employed since 2013.  Mr. Fletcher brings over 20 years of commercial real estate experience arranging creative debt and equity solutions for institutional and private commercial property owners and developers, and providing strategic advisory services for institutions, investors and borrowers.  He has directly originated and executed on more than $10 billion of financing transactions.  From 1999 to 2012 he was employed by Edison Properties LLC, one of the largest private real estate owners in New York City, with a $5 billion diversified portfolio of self-storage, office, multifamily and substantial land holdings throughout the New York Metropolitan region, where he ultimately served as Chief Financial Officer.  Mr. Fletcher received his Bachelor of Arts degree in Economics and Communications from Wake Forest University; his Master of Business Administration in Finance from New York University; and his Master of Accountancy in Taxation from Rutgers University.

W. Kimball Griffith, 71, is of counsel to Norris George & Ostrow PLLC since October 2017, a law firm that specializes in providing finance solutions to affordable housing and community development.  From February 2015 to September 2017, was an affordable housing consultant.  From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) of the Federal Home Loan Mortgage Corporation (Freddie Mac) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support.  During the period that he was vice president, Freddie Mac affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff.  From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003.  Mr. Griffith currently serves on the Board of Directors of Enterprise Community Investors, Inc., He previously served on the Board of Directors of Housing Up (formerly Transitional Housing Corporation) and the Community Preservation Development Corporation. Mr. Griffith is a graduate of Davidson College and the University of North Carolina Law School.

Steven C. Lilly, 50, currently serves as the Chief Financial Officer of FS/KKR Capital Corp. (NYSE, “FSK”) and FS/KKR Capital Corp. II. Previously, he served as the Chief Financial Officer, Secretary and member of the Board of Directors of Triangle Capital

Corporation from 2006 to the sale of Triangle Capital Corporation in August 2018.  Prior to its sale, Triangle Capital Corporation was a NYSE-listed specialty finance company that provided customized financing primarily to lower middle market companies located in the United States and is now known as Barings BDC, Inc.  Mr. Lilly was also the Chief Compliance Officer of Triangle Capital Corporation from 2007 to August 2018, and a member of its investment committee.  Mr. Lilly is a graduate of Davidson College and has completed an executive-sponsored education program at the University of North Carolina’s Kenan-Flagler Business School.

William P. Mando, Jr., 72, was the Chief Financial Officer for Greystone Healthcare Management Corp. from October 2001 until his retirement in 2013.  Mr. Mando has a B.S. degree in Accounting from the University of Kentucky.  After graduation, Mr. Mando worked in various accounting positions in the defense, construction, and manufacturing industries.  In 1988, Mr. Mando entered the healthcare industry working for Arbor Healthcare as a Center Controller and moving up to Regional Controller.  Upon the sale of Arbor Healthcare to Extendicare, Mr. Mando became the Controller for their consolidated Florida facilities.  After leaving Extendicare, Mr. Mando took up the position of Area Controller with Mariner Post-Acute Network in the Rocky Mountains Region which consisted of 50 nursing centers in four states.  In 2001, Mr. Mando helped establish Greystone Healthcare Management Corp. to manage 11 skilled nursing facilities and 4 assisted living facilities that the Greystone Companies’ purchased in Florida.  The management company expanded to manage 25 buildings before Mr. Mando’s retirement in 2013.

Curtis A. Pollock, 57, is the Chief Operating Officer of the Greystone Companies, where he has been employed since 1993.  As Chief Operating Officer, Mr. Pollock is responsible for managing business operations and new business development for the various Greystone companies.  He is also responsible for the Greystone Companies’ strategic planning and management of lending and general banking relationships; maintenance of quality control in accounting practices; corporate compliance; portfolio and risk management; and human resources, benefits and insurance.  From 1993 to 2005, Mr. Pollock served as the Chief Financial Officer of the Greystone Companies, with responsibility for financial reporting, business tax matters, and maintenance of quality control of accounting practices.  He was also responsible for portfolio management and lending activities.  Mr. Pollock received his Bachelor of Business Administration degree in accounting from Georgia State University and also attended a Masters of Taxation program at Georgia State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Managers of Greystone Manager, executive officers of the Partnership, and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC.  The Managers of Burlington were subject to Section 16(a) requirements through September 10, 2019. Such executive officers, Managers and BUC holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that all Section 16(a) filing requirements applicable to the executive officers, Managers, and beneficial owners of BUCs were satisfied in a timely manner during the year ended December 31, 2019.

Code of Ethical Conduct and Code of Conduct

Greystone Manager has adopted the Code of Business Conduct and Ethics for the senior executive and financial officers of the Partnership as required by Section 406 of the Sarbanes-Oxley Act of 2002.  As such, this Code of Business Conduct and Ethics covers all executive officers of the Partnership, including the Partnership’s Chief Executive Officer, Chief Financial Officer and Chief Investment Officer.  The Code of Business Conduct and Ethics is also applicable to all the members of the Board of Managers of Greystone Manager, officers, and employees working on behalf of the Partnership and is designed to comply with the listing requirements of the NASDAQ Stock Market. The Code of Business Conduct and Ethics is available on the Partnership’s website at www.ataxfund.com.

Audit Committee

The Greystone Manager Board of Managers has an Audit Committee. The Charter of the Audit Committee is posted under the “Corporate Governance” section of the Partnership’s website at www.ataxfund.com.  The Partnership does not have a compensation committee or a nominating and corporate governance committee.  The NASDAQ listing rules do not require a listed limited partnership to establish a compensation committee or a nominating and corporate governance committee.  The Partnership is, however, required to have an audit committee comprised solely of members that are “independent” under the NASDAQ listing standards.

The Greystone Manager Audit Committee consists of Steven C. Lilly, W. Kimball Griffith, and William P. Mando, Jr.  The Greystone Manager Board of Managers has affirmatively determined that each member of the Audit Committee meets the independence and experience standards established by the NASDAQ listing rules and the rules of the SEC.  The Greystone Manager Board of Managers has also reviewed the financial expertise of Mr. Lilly and Mr. Mando and affirmatively determined that each is an “audit committee financial expert,” as determined by the rules of the SEC.  Mr. Lilly, Mr. Griffith and Mr. Mando are “independent” as defined by the rules of the SEC and the NASDAQ listing standards.

The Audit Committee assists the Board of Managers in its oversight of the integrity of the Partnership’s financial statements and its compliance with legal and regulatory requirements and partnership policies and controls.  The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm.  The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.  The Partnership’s independent registered public accounting firm is given unrestricted access to the Audit Committee and Greystone Manager’s management, as necessary.

Prior to September 10, 2019, the Audit Committee of the Board of Managers of Burlington acted as the Partnership’s Audit Committee. The Burlington Audit Committee held three meetings during 2019.  The Greystone Manager Audit Committee held one meeting during 2019.

Item 11.  Executive Compensation.

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2019 and are referred to as “named executive officers.”  For 2019, the Partnership’s named executive officers consisted of Chad L. Daffer, the Chief Executive Officer, Craig S. Allen, the Chief Financial Officer, and Kenneth C. Rogozinski, the Chief Investment Officer.

Prior to September 10, 2019, Mr. Daffer and Mr. Allen were both employees, but not executive officers, of Burlington.  Effective September 10, 2019, Mr. Daffer and Mr. Allen became employees, but not executive officers, of Greystone Manager. On September 10, 2019, Mr. Rogozinski was appointed as the Chief Investment Officer of the Partnership.  Mr. Rogozinski is an employee, but not an executive officer, of Greystone Manager.  Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that Mr. Daffer, Mr. Allen and Mr. Rogozinski were the only individuals who served as executive officers of the Partnership as of December 31, 2019.

Under the terms of the Partnership Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Burlington or Greystone Manager, or to any limited partners of AFCA 2. In this regard, the compensation of the named executive officers of the Partnership was determined exclusively by Burlington, prior to September 10, 2019, and Greystone Manager, from and after September 10, 2019. The Partnership reimbursed Burlington and Greystone Manager, as appropriate, for services provided by the Partnership’s named executive officers. Accordingly, the Partnership does not have an executive compensation program for the named executive officers that is controlled by the Partnership.

Set forth below is information about all compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the named executive officers for the years ended December 31, 2019 and 2018.

Summary Compensation Table For 2019

The following table sets forth information regarding compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the Partnership’s named executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Unit Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Chad L. Daffer	2019	533,828	476,876	1,010,704
Chief Executive Officer	2018	435,293	-	435,293

Craig S. Allen (3)	2019	505,035	386,975	892,010
Chief Financial Officer	2018	353,233	-	353,233

Kenneth C. Rogozinski	2019	-		-
Chief Investment Officer

(1)

This column reflects grants of RUAs under the Partnership’s 2015 Equity Incentive Plan (the “Plan”).  The Plan permits the grant of restricted awards (“RUAs”) and other awards to the employees of the general partner of the General Partner, the Partnership, or any affiliate of either, and to members of the Greystone Manager Board of Managers for up to 3 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to up to three years.  RUAs granted to executive officers during 2019 and 2018 provide for the payment of distributions during the restriction period.  The RUAs also provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or the general partner of AFCA 2.  The value of the RUAs to the named executive officers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The values were computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the named executive officers a total of 134,220 RUAs on September 4, 2019, 96,614 RUAs on March 20, 2018, and 28,324 RUAs on May 24, 2018, with grant date fair values of $7.74, $6.30, and $6.35 per unit, respectively. All RUAs granted to executive officers during 2019 vested on September 10, 2019 upon the change in control of AFCA 2.

(2)

This column reflects the amounts accrued to the named executive officers upon the vesting of the following number of outstanding RUAs as the result of the change of control of AFCA 2, the Partnership’s general partner, on September 10, 2019: Mr. Daffer – 133,868 RUAs; and Mr. Allen – 118,147 RUAs.  The values in this column were calculated by multiplying the total number of RUAs that vested by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the vesting date, which was $7.55 on September 10, 2019, less the amounts reported under the “Unit Awards” column.

(3)	Mr. Allen retired as the Chief Financial Officer of the Partnership effective December 31, 2019.

2015 Equity Incentive Plan

On June 24, 2015, the Board of Managers of the then current general partner of the Partnership’s General Partner approved the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan, which was subsequently approved by the Partnership’s BUC holders on September 15, 2015.

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

The maximum number of BUCs that may be delivered with respect to awards under the Plan is 3,000,000. The Plan is generally administered by the Board of Managers of the general partner of AFCA 2 (the “Board”), or any compensation committee of  the Board, if appointed, or any other committee as may be appointed by the Board to administer the Plan (the Board or any such committee is referred to herein as the “Committee”).  The Committee has the full authority, subject to the terms of the Plan, to establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan, to designate participants under the Plan, to determine the number of BUCs to be covered by awards, to determine the type or types of awards to be granted to a participant, and to determine the terms and conditions of any award.  All employees of the general partner of AFCA 2 and members of the Board, and employees of affiliates of the general partner of AFCA 2, including the Partnership, that perform services for of the general partner of AFCA 2, the Partnership, or an affiliate of either are eligible to be selected to participate in the Plan.  The selection of which eligible individuals will receive awards is within the sole discretion of the Committee.

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

Upon the occurrence of any distribution (whether in cash, units, other securities, or other property), recapitalization, units split, reorganization or liquidation, merger, consolidation, split-up, spin-off, separation, combination, repurchase, acquisition of property or securities, or exchange of units or other securities of the Partnership, issuance of warrants or other rights to purchase units or other securities of the Partnership, or other similar transaction or event affects the units, then the Committee will equitably adjust any or all of (i) the number and type of units (or other securities or property) with respect to which awards may be granted, (ii) the number and type of units (or other securities or property) subject to outstanding awards, (iii) the grant or exercise price with respect to any award, (iv) any performance criteria for performance-based awards, except for awards based on continued service as an employee or manager, (v) the appropriate fair market value and other price determinations for such awards, and (vi) any other limitations in the Plan or, subject to Section 409A of the IRC, as amended, make provision for a cash payment to the holder of an outstanding award.

The effective date of the Plan is June 24, 2015 (the “Effective Date”).  The term of the Plan will expire on the earlier of (i) the date it is terminated by the Board; (ii) the date units are no longer available under the plan for delivery pursuant to awards; or (iii) the tenth anniversary of the Effective Date (which is June 24, 2025).  The Board may amend the Plan at any time; provided, however, that BUC holder approval will be obtained for any amendment to the Plan to the extent necessary to comply with any applicable law, regulation, or securities exchange rule.  The Committee may also amend any award agreement evidencing an award made under the Plan, provided that no change in any outstanding award may be made that would adversely affect the rights of the participant under any previously granted award without the consent of the affected participant.  Repricing of unit options and unit appreciation rights is prohibited under the Plan without the approval of our BUC holders, except in the case of adjustments implemented to reflect certain Partnership transactions, as described above.

Restricted units granted under the Plan totaled 353,197 and 309,212 for the years ended December 31, 2019 and 2018, respectively.  No other types of awards have been granted under the Plan as of December 31, 2019.  There are 2,132,705 BUCs available for future issuance under the Plan as of December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End 2019

There are no outstanding equity awards for the Partnership’s named executive officers as of December 31, 2019.

Manager Compensation for 2019

Prior to September 10, 2019, the Burlington Board of Managers effectively acted as the Partnership’s board of directors, and from and after September 10, 2019, the Greystone Manager Board of Managers effectively acted as the Partnership’s board of directors.  Although Greystone Manager is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the SEC and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Select Market in order for the Partnership and its BUCs to comply with the rules applicable to registrants that are limited partnerships.  The Burlington Board of Managers was similarly constituted during the time it acted as the Partnership’s board of directors. During 2019, the Partnership paid $76,609 to Burlington and $25,625 to Greystone Manager as reimbursement for services provided to the Partnership by independent Managers.  The Partnership did not pay any other compensation of any nature to any of the Managers of Burlington or Greystone Manager and did not reimburse Burlington or Greystone Manager for any other amounts representing compensation to its Board of Managers, other than what is disclosed in the table below.

The following table sets forth the total compensation paid to the Managers of Burlington and Greystone Manager for the year ended December 31, 2019 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash ($)	Restricted Unit Awards (1) (2) ($)	All Other Compensation (3) ($)	Total Compensation ($)
Michael B. Yanney (4)	-	286,767	238,977	525,744
Lisa Y. Roskens (4)	-	344,430	287,271	631,701
Dr. William S. Carter (4)	19,217	53,847	-	73,064
W. Kimball Griffith (5)	25,082	47,113	-	72,195
Patrick J. Jung (4)	23,478	57,206	-	80,684
Michael O. Johanns (4)	16,957	47,113	-	64,070
George H. Krauss (4)	-	83,786	69,027	152,813
Dr. Gail Walling Yanney (4)	-	-	-	-
Stephen Rosenberg	-	-	-	-
Jeffrey A. Baevsky	-	-	-	-
Drew C. Fletcher	-	-	-	-
Steven C. Lilly	9,375	-	-	9,375
William P. Mando	8,125	-	-	8,125
Curtis A. Pollock	-	-	-	-

(1)

Refers to RUAs granted under the Plan. The value of RUAs to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The value was computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the Burlington Board of Managers a total of 118,897 restricted units on September 4, 2019, with a grant date fair value of $7.74 per RUA.

(2)

All restricted units were granted on September 4, 2019 and vested on September 10, 2019 upon the acquisition of all issued and outstanding general and limited partnership interests in AFCA 2 by Greystone Manager and an affiliate.

(3)

This column reflects the amounts accrued to the applicable managers upon the vesting of the following number of outstanding RUAs as the result of the change of control of AFCA 2, the Partnership’s general partner, on September 10, 2019: Mr. Yanney - 69,635; Ms. Roskens – 83,669; and Mr. Krauss – 20,240. The values in this column were calculated by multiplying the total number of RUAs that vested by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the vesting date, which was $7.55 on September 10, 2019, less the amounts reported under the “Restricted Unit Awards” column.

(4)	Represents total compensation for services while the Burlington Board of Managers acted as the Board of Managers of the Partnership.
(5)	Represents total compensation for services while serving on the Board of Managers of both Burlington and Greystone Manager.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b)  Chad L. Daffer, Jesse A. Coury and Kenneth C. Rogozinski are the only executive officers of the Partnership, but they are employed by Greystone Manager. The other persons constituting management of the Partnership are employees of Greystone Manager as well.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Daffer, Mr. Coury, Mr. Rogozinski and each of the Managers of Greystone Manager and by such persons as a group.  Unless otherwise indicated, the information is as of February 24, 2020, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 60,835,204 issued and outstanding BUCs as of December 31, 2019.

Name	Number of BUCs Beneficially Owned		Percent of Class
Stephen Rosenberg, Chairman and Manager of Greystone Manager	-		*
Chad L. Daffer, Chief Executive Officer	311,059	(1)	*
Kenneth C. Rogozinski, Chief Investment Officer	-		*
Jesse A. Coury, Chief Financial Officer	13,755		*
Jeffrey A. Baevsky, Manager of Greystone Manager	-		*
Drew C. Fletcher, Manager of Greystone Manager	-		*
W. Kimball Griffith, Manager of Greystone Manager	48,307		*
Steven C. Lilly, Manager of Greystone Manager	-		*
William P. Mando, Jr., Manager of Greystone Manager	-		*
Curtis A. Pollock, Manager of Greystone Manager	-		*
All current executive officers and Managers of Greystone Manager as a group (10 persons)	373,121		*

*	denotes ownership of less than 1%.
(1)	Amount includes 7,260 BUCs held in trust for the benefit of Mr. Daffer’s two children.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with Related Persons

The general partner of the Partnership is AFCA 2. Until September 10, 2019, the sole general partner of AFCA 2 was Burlington. Effective September 10, 2019, Greystone Manager purchased the general partner interest of AFCA 2 from Burlington. Therefore, now the sole general partner of AFCA 2 is Greystone Manager.

The Audit Committee of Greystone Manager is responsible for reviewing and approving any related party transactions.  The Audit Committee of Greystone Manager reviews the material facts of all interested transactions.  Interested transactions are those transactions, arrangements, or relationships in which (i) the aggregate amount involved exceeds a pre-established dollar threshold, (ii) the Partnership is a participant, and (iii) an executive officer or Manager of the Partnership, a greater than 5% beneficial owner of the Partnership’s BUCs, an immediate family member of any of the foregoing, affiliates of the Partnership, entities for which the Partnership has an investment accounted for under the equity method, or trusts for the benefit of employees, has or will have an interest.  In determining whether to approve or ratify an interested transaction, the Audit Committee of Greystone Manager takes into account, among other factors, the benefits to the Partnership; whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction; whether the transaction is material to the Partnership; the approximate dollar value of the transaction as it relates to the related party; and the role the related party plays in arranging the transaction.  The Partnership did not enter into any material financial transactions with any related party or immediate family member of a Manager or executive officer of the Partnership during 2019 and 2018, except as indicated below. If any such material financial transaction were contemplated, the terms of the transaction would be reviewed and approved by the Audit Committee of Greystone Manager prior to the Partnership entering into such transaction.

For the identification of the members of the Board of Managers of Greystone Manager who are independent under the applicable SEC and NASDAQ requirements, see the disclosures in “Item 10.  Directors, Executive Officers and Corporate Governance” of this Report on Form 10-K.

Transactions with Related Persons

Salaries, Benefits, General and Administrative Cost Reimbursements

The Partnership is managed by AFCA 2, which is controlled by AFCA 2’s general partner.  The Board of Managers and certain employees of AFCA 2’s general partner act as managers (and effectively as the directors) and executive officers of the Partnership.  Certain services are provided to the Partnership by employees of the AFCA 2 general partner and the Partnership reimburses the AFCA 2 general partner for its allocated share of these salaries and benefits. The Partnership also reimburses the AFCA 2 general partner for its share of general and administrative expenses. The Partnership reimbursed the general partner of AFCA 2 for such expenses totaling approximately $5.1 million during the year ended December 31, 2019.

Administrative Fees

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of the Partnership’s MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The Partnership paid administrative fees to AFCA 2 totaling approximately $3.6 million during the year ended December 31, 2019. AFCA 2 received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership totaling approximately $36,000 during the year ended December 31, 2019.

Property Management Fees

A former affiliate of AFCA 2, Burlington Capital Properties, LLC, provided property management, administrative and marketing services for The 50/50 MF Property during 2019. The Partnership paid fees to Burlington Capital Properties, LLC totaling approximately $152,000 during the year ended December 31, 2019.

Franchise Margin Tax Reimbursement

The Partnership pays franchise margin taxes on revenues in Texas related to its investments in unconsolidated entities, which in 2019 included Vantage at Boerne, Vantage at Waco, and Vantage at Bulverde. Such taxes are paid by the Partnership as the unconsolidated entities are required by tax regulations to be included in the Partnership’s group tax return. The unconsolidated entities reimburse the Partnership for their share of franchise margin taxes due. The Partnership incurred franchise margin taxes reimbursable by unconsolidated entities totaling approximately $131,000 during the year ended December 31, 2019.

Investment/Mortgage Placement Fees

AFCA 2 received placement fees in connection with the acquisition of certain MRBs and investments in unconsolidated entities. These fees were paid by the borrowers out of proceeds received at closing and are not reported on the Partnership’s consolidated financial statements.  AFCA 2 received placement fees totaling approximately $1.4 million during the year ended December 31, 2019.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington engaged PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Partnership for 2019. Effective September 10, 2019, the Audit Committee of the Greystone Manager Board of Managers assumed the responsibilities related to engagement of the Partnership’s independent registered public accounting firm.

The Audit Committee regularly reviews and determines whether any non-audit services provided by PwC potentially affects its independence with respect to the Partnership. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PwC. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2019, all services performed by PwC with respect to the Partnership were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by PwC with respect to audit and non-audit services for the Partnership during the years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees (1)	$1,064,000	$995,563
Audit-Related Fees (2)	-	-
Tax Fees (3)	261,881	193,978
All Other Fees	2,763	-

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

(a)   Documents filed as part of this Annual Report on Form 10-K

The following documents are filed as part of this Report:

1.    Financial Statements. The following financial statements of the Partnership are included in response to Item 8 of this Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.

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

3.5

Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated September 10, 2019 (incorporated herein by reference to Exhibit 3.1 for Form 8-K (No. 000-24843), filed by the Partnership on September 11, 2019).

3.6

Certificate of Limited Partnership of America First Multifamily Investors, L.P. (f/k/a America First Tax Exempt Investors, L.P.) (incorporated herein by reference to Exhibit 3.5 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

3.7

Amendment to the Certificate of Limited Partnership, effective November 12, 2013 (incorporated herein by reference to Exhibit 3.6 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

3.8

Certificate of Incorporation and Bylaws of Greystone ILP, Inc. (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (No. 333-235259), filed by the Partnership on November 26, 2019).

4.1	Form of Beneficial Unit Certificate of the Partnership (incorporated herein by reference to Exhibit 4.1 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

10.1

Partnership Interest Purchase Agreement between Burlington Capital LLC, Burlington Capital Structured Finance, LLC, Greystone AF Manager LLC, and Greystone AF Holdings LLC dated August 29, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 30, 2019).

10.2	America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 18, 2015).

10.3

Amendment No. 1 to America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 11, 2019).

10.4

Form of Restricted Unit Award Agreement under the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-8 (No. 333-209811), filed by the Partnership on February 29, 2016).

10.5

Form of Restricted Unit Award Agreement under the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-8 (No. 333-209811), filed by the Partnership on February 29, 2016).

10.6

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

10.10

Limited Support Agreement dated August 1, 2018 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on August 9, 2018).

10.11

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

10.15

Series Certificate Agreement dated July 1, 2015 between the Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.16

First Supplement to Series Certificate Agreement dated July 16, 2019 between Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator, relating to Freddie Mac Multifamily M Certificates Series M-033 (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 22, 2019).

10.17

Limited Support Agreement dated July 1, 2015 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.18

Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.19

Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and the Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.20

Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.21

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

10.26

Sale and Assignment Agreement by and between the Registrant and ATAX TEBS I, LLC, dated September 1, 2010 (incorporated herein by reference to Exhibit 10.25 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

10.27

Custody Agreement by and between ATAX TEBS I, LLC and The Bank of New York Mellon Trust, N.A., dated September 1, 2010 (incorporated herein by reference to Exhibit 10.26 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

10.28

Bond Exchange, Reimbursement, Pledge and Security Agreement by and between ATAX TEBS I, LLC and Federal Home Loan Mortgage Corporation, dated September 1, 2010 (incorporated herein by reference to Exhibit 10.27 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

10.29

First Amendment to Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 16, 2019 between Federal Home Loan Mortgage Corporation and ATAX TEBS I, LLC related to Freddie Mac Multifamily M Certificates Series M-024 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 22, 2019).

10.30

Series Certificate Agreement by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as Administrator, dated September 1, 2010 with respect to Freddie Mac Multifamily Variable Rate Certificates Series M024 (incorporated herein by reference to Exhibit 10.28 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

10.31

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

10.32

The Limited Support Agreement between the Registrant and Federal Home Loan Mortgage Corporation, dated as of September 1, 2010 (incorporated herein by reference to Exhibit 10.29 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

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

10.35	Waiver Letter dated January 7, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on January 13, 2016).
10.36

Second Amendment to Credit Agreement dated February 10, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on February 17, 2016).

10.37

Third Amendment to Credit Agreement dated November 14, 2016 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 18, 2016).

10.38

Fourth Amendment to Credit Agreement dated May 22, 2017 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 25, 2017).

10.39

Fifth Amendment to Credit Agreement dated July 19, 2018 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 20, 2018).

10.40

Sixth Amendment to Credit Agreement dated July 26, 2019 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 31, 2019).

10.41

Revolving Line of Credit Note dated July 26, 2019 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (no. 000-24843), filed by the Partnership on July 31, 2019).

10.42

Regulatory Margin Self-Disclosure Letter dated June 30, 2017 between ATAX TEBS III, LLC and the International Swaps and Derivative Association, Inc. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.43

Rate Cap Agreement dated June 28, 2017 between ATAX TEBS III, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.44

Amended and Restated Rate Cap Agreement dated August 10, 2017 between ATAX TEBS III, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 6, 2017).

10.45

Consulting Agreement dated January 1, 2020 between America First Multifamily Investors, L.P. and Craig S. Allen (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2019).

10.46

Rate Cap Agreement dated August 9, 2019 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 26, 2019).

10.47

Release of Interest in Interest Rate Cap dated August 19, 2019 related to Rate Cap Agreement between ATAX TEBS III, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 22, 2019).

10.48

Release of Interest in Interest Rate Cap dated August 19, 2019 related to Rate Cap Agreement between ATAX TEBS III, LLC and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 22, 2019).

10.49

Release of Interest in Interest Rate Cap dated August 19, 2019 related to Rate Cap Agreement between ATAX TEBS III, LLC and SMBC Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on August 22, 2019).

10.50

First Amendment to Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 1, 2019 between Federal Home Loan Mortgage Corporation and ATAX TEBS II, LLC relating to Freddie Mac Multifamily M Certificates Series M-031 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 5, 2019).

10.51	America First Multifamily Investors, L.P. Code of Business Conduct and Ethics, effective as of February 25, 2020.
21	Listing of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Lutz & Company, PC.
24.1	Powers of Attorney.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) the  Consolidated Statements of Operations for the years ended December 31, 2019 and 2018; (iii) the  Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018; (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2019 and 2018; (v) the  Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

(b)   Exhibits

The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)   Other Financial Statement Schedules

Schedule I – audited balance sheet of America First Capital Associates Limited Partnership Two, the general partner of the Partnership, as of December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
Date:	February 26, 2020
By	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer
America First Multifamily Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2020	By	/s/ Stephen Rosenberg*
Stephen Rosenberg,
Chairman and Manager of Greystone AF Manager LLC

Date:	February 26, 2020	By	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	February 26, 2020	By	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 26, 2020	By	/s/ Jeffrey A. Baevsky*
Jeffrey A. Baevsky,
Manager of Greystone AF Manager LLC

Date:	February 26, 2020	By	/s/ Drew C. Fletcher *
Drew C. Fletcher,
Manager of Greystone AF Manager LLC

Date:	February 26, 2020	By	/s/ W. Kimball Griffith*
W. Kimball Griffith,
Manager of Greystone AF Manager LLC

Date:	February 26, 2020	By	/s/ Steven C. Lilly*
Steven C. Lilly,
Manager of Greystone AF Manager LLC

Date:	February 26, 2020	By	/s/ William P. Mando, Jr.*
William P. Mando, Jr.,
Manager of Greystone AF Manager LLC

Date:	February 26, 2020	By	/s/ Curtis A. Pollock*
Curtis A. Pollock,
Manager of Greystone AF Manager LLC

*By	Jesse A. Coury,
Attorney-in-Fact

By	/s/ Jesse A. Coury
Jesse A. Coury

Schedule I

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

Balance Sheet

And

Independent Auditors’ Report

December 31, 2019

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

INDEPENDENT AUDITORS’ REPORT

Members

America First Capital Associates Limited Partnership Two

Omaha, Nebraska

We have audited the accompanying balance sheet of America First Capital Associates Limited Partnership Two as of December 31, 2019, and the related notes to the balance sheet.

Management’s Responsibility for the Balance Sheet

Management is responsible for the preparation and fair presentation of the balance sheet in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of a balance sheet that is free from material misstatement whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on the balance sheet based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the balance sheet. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the balance sheet, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the balance sheet in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the balance sheet.

We believe the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of America First Capital Associates Limited Partnership Two as of December 31, 2019 in accordance with accounting principles generally accepted in the United States of America.

/s/ Lutz & Company, P.C.

February 26, 2020

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

BALANCE SHEET

December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$600
Accounts receivable	316,850
Total current assets	317,450

Investment in partnership	735,128
Total Assets	$1,052,578

Liabilities:
Accounts payable	$12
Total Liabilities	12

Partnersʼ Capital:
General partner	105
Limited partner	1,052,461
Total Partnersʼ Capital	1,052,566
Total Liabilities and Partnersʼ Capital	$1,052,578

See accompanying notes to balance sheet.

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

NOTES TO BALANCE SHEET

Note 1. Description of the Business

America First Capital Associates Limited Partnership Two (the “Company”) was formed in 1985 under the Delaware Revised Uniform Limited Partnership Act. The Company is the sole general partner of America First Multifamily Investors, L.P. (“ATAX”), a publicly traded limited partnership formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing and commercial properties in their market areas. ATAX trades on the NASDAQ Global Select Market under the symbol “ATAX.”

The Company has full, complete, and exclusive authority to manage and control the business affairs of ATAX. The Company may be removed as ATAX’s general partner if consented to by two-thirds of the limited partnership interests of ATAX. ATAX can be dissolved upon the consent of a majority of the limited partnership interests of ATAX.

The Company’s sole general partner is Greystone AF Manager, LLC, and its sole limited partner is Greystone AF Holdings, LLC. Both Greystone AF Manager, LLC and Greystone AF Holdings, LLC are affiliates Greystone & Co., Inc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates in Preparation of Balance Sheet

The preparation of the balance sheet in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company maintains its cash and cash equivalent balances at one financial institution. The balances insured by the Federal Deposit Insurance Corporation are equal to $250,000.  From time to time, the Company’s cash and cash equivalent balances exceed $250,000.  The Company does not anticipate any non-performance.

Investment in Partnership

The general partnership interest in ATAX is unregistered and non-transferrable. The Company analyzed the investment in ATAX under the variable interest entity and voting interest rules and determined that the investment is an equity method investment. Investment in the partnership is recorded at cost plus the Company’s share of ATAX's cumulative income or losses, distributions, and unrealized gains and losses on available-for-sale securities.

Income Taxes

The Company is a limited partnership and a disregarded entity for tax purposes. The results of the Company’s operations are reported by the managing member of Greystone AF Manager, LLC and Greystone AF Holdings, LLC. Accordingly, the Company has made no provision for income taxes.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the accompanying balance sheet, primarily due to their short-term nature.

Related Party Transactions

In general, the Company is entitled to 1% of Net Interest Income of ATAX pursuant to the terms of the ATAX’s Amended and Restated Agreement of Limited Partnership, dated as of September 15, 2015, as amended (the “Partnership Agreement”). In addition, the Company is entitled to 25% of Net Interest Income representing contingent interest and Net Residual Proceeds up to a maximum amount equal to 0.9% per annum of the principal amount of all mortgage bonds held by the Partnership, as the case may be. The Company is also entitled to an administrative fee in an amount equal to 0.45% per annum of the average principal amount of the MRBs, taxable MRBs, property loans, and other investments held by ATAX.  In general, the administrative fee is payable by the owners of the properties financed by MRBs held by ATAX and is subordinate to the payment of all base interest on ATAX’s MRBs. In addition, the Partnership Agreement provides that ATAX will pay the administrative fee to the Company with respect to any foreclosed MRBs.

ATAX will reimburse the Company and its affiliates for out-of-pocket costs related directly to ATAX’s operations, including allocable portions of salaries and fringe benefits of employees of the Company or its affiliates. ATAX is not allowed to reimburse the Company or its affiliates for salaries or fringe benefits of any partner of the Company or the officers or board of managers of the Company’s general partner regardless of whether such persons provide services to ATAX.

Under the Delaware LP Act and the terms of the Partnership Agreement, the Company will be liable to third parties for all general obligations of ATAX to the extent not paid by ATAX.  However, the Partnership Agreement provides that the Company has no liability to ATAX for any act or omission reasonably believed to be within the scope of authority conferred by the Partnership Agreement and in the best interest of ATAX.  The Partnership Agreement also provides that, except as otherwise expressly set forth in the Partnership Agreement, the Company does not owe any fiduciary duties to the limited partners and BUC holders of ATAX.

Recent Issued Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

Subsequent Events

Management evaluated transactions and events occurring subsequent to December 31, 2019 through February 19, 2020, noting no material transactions or events in the subsequent period requiring disclosure or recognition in the balance sheet.

Note 3. Related Party Transactions

As of December 31, 2019, the Company had administrative fees receivable of $301,347 and distributions receivable of $3,583 due from ATAX. These amounts are included in “Accounts receivable” on the accompanying balance sheet.