Form 10-Q
period 2020-03-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2020-05-06
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, the registrant had 60,545,204  Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this report, and, accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2019 and in this report.

These forward-looking statements are subject, but not limited, to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential properties and commercial properties;
•

changes in business conditions and the general economy, including the current and future impact of the novel coronavirus (“COVID-19”) on business operations, employment and government-mandated relief and mitigation measures;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$35,158,156	$42,308,153
Restricted cash	600,646	877,828
Interest receivable, net	7,905,503	7,432,433
Mortgage revenue bonds held in trust, at fair value (Note 6)	734,245,836	743,587,715
Mortgage revenue bonds, at fair value (Note 6)	26,836,439	30,009,750
Public housing capital fund trust certificates, at fair value (Note 7)	-	43,349,357
Real estate assets: (Note 8)
Land and improvements	4,900,465	4,906,130
Buildings and improvements	72,052,740	72,011,533
Real estate assets before accumulated depreciation	76,953,205	76,917,663
Accumulated depreciation	(16,064,714)	(15,357,700)
Net real estate assets	60,888,491	61,559,963
Investments in unconsolidated entities (Note 9)	98,643,727	86,981,864
Property loans, net of loan loss allowance (Note 10)	7,999,094	7,999,094
Other assets (Note 12)	5,238,370	5,062,351
Total Assets	$977,516,262	$1,029,168,508

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$9,465,120	$9,036,167
Distribution payable	7,604,401	7,607,984
Unsecured lines of credit (Note 14)	12,540,000	13,200,000
Debt financing, net (Note 15)	500,385,429	536,197,421
Mortgages payable and other secured financing, net (Note 16)	26,689,992	26,802,246
Total Liabilities	556,684,942	592,843,818

Commitments and Contingencies (Note 18)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,395,439	94,386,427

Partnersʼ Capital:
General Partner (Note 1)	601,172	735,128
Beneficial Unit Certificates ("BUCs," Note 1)	325,834,709	341,203,135
Total Partnersʼ Capital	326,435,881	341,938,263
Total Liabilities and Partnersʼ Capital	$977,516,262	$1,029,168,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Investment income	$11,543,423	$12,407,876
Property revenues	1,952,247	1,993,629
Contingent interest income	12,043	3,012,102
Other interest income	228,422	222,238
Other income	-	28,753
Total revenues	13,736,135	17,664,598
Expenses:
Real estate operating (exclusive of items shown below)	1,175,374	1,176,818
Provision for credit loss (Note 6)	1,357,681	-
Depreciation and amortization	709,438	820,808
Interest expense	6,017,968	6,394,920
General and administrative	2,898,526	2,778,591
Total expenses	12,158,987	11,171,137
Other Income:
Gain on sale of securities	1,416,023	-
Income before income taxes	2,993,171	6,493,461
Income tax expense	11,414	41,648
Net income	2,981,757	6,451,813
Redeemable Series A Preferred Unit distributions and accretion	(717,763)	(717,763)
Net income available to Partners	$2,263,994	$5,734,050

Net income (loss) available to Partners allocated to:
General Partner	$(53,404)	$780,245
Limited Partners - BUCs	2,312,216	4,920,644
Limited Partners - Restricted units	5,182	33,161
	$2,263,994	$5,734,050
BUC holders' interest in net income per BUC, basic and diluted	$0.04	$0.08
Weighted average number of BUCs outstanding, basic	60,754,179	60,426,177
Weighted average number of BUCs outstanding, diluted	60,754,179	60,426,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Net income	$2,981,757	$6,451,813
Reversal of net unrealized gains on sale of securities	(1,408,804)	-
Reversal of net unrealized loss on securities to provision for credit loss	372,169	-
Unrealized gain (loss) on securities	(7,057,736)	8,143,927
Comprehensive income (loss)	$(5,112,614)	$14,595,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$735,128	60,835,204	$341,203,135	$341,938,263	$99,308,677
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(80,501)	-	(7,969,618)	(8,050,119)	-
Distribution of Tier 2 loss (income) (Note 3)	80,501	-	365,218	445,719	-
Net income allocable to Partners	(53,404)	-	2,317,398	2,263,994	-
Repurchase of BUCs	-	(290,000)	(2,106,673)	(2,106,673)	-
Restricted units awarded	-	290,000	-	-	-
Restricted unit compensation expense	391	-	38,677	39,068	-
Unrealized loss on securities	(70,577)	-	(6,987,159)	(7,057,736)	(7,057,736)
Reversal of net unrealized gains on sale of securities	(14,088)	-	(1,394,716)	(1,408,804)	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	3,722	-	368,447	372,169	372,169
Balance as of March 31, 2020	$601,172	$60,835,204	$325,834,709	$326,435,881	$91,214,306

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$344,590	60,691,467	$304,121,151	$304,465,741	$58,978,042
Cumulative effect of accounting change (Note 13)	(2)	-	(210)	(212)	-
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(53,812)	-	(5,327,357)	(5,381,169)	-
Distribution of Tier 2 income (Note 3)	(753,025)	-	(2,259,077)	(3,012,102)	-
Net income allocable to Partners	780,245	-	4,953,805	5,734,050	-
Restricted unit compensation expense	1,842	-	182,342	184,184	-
Unrealized gain on securities	81,439	-	8,062,488	8,143,927	8,143,927
Balance as of March 31, 2019	$401,277	60,691,467	$309,733,142	$310,134,419	$67,121,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,981,757	$6,451,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	709,438	820,808
Gain on sale of investment in securities	(1,416,023)	-
Provision for credit loss	1,357,681	-
Contingent interest realized on investing activities	(12,043)	(3,012,102)
(Gain) loss on derivatives, net of cash paid	(25,201)	353,127
Restricted unit compensation expense	39,068	184,184
Bond premium/discount amortization	(27,923)	(52,456)
Debt premium amortization	(10,111)	-
Amortization of deferred financing costs	358,908	361,305
Deferred income tax expense & income tax payable/receivable	6,914	310,496
Change in preferred return receivable from unconsolidated entities, net	(1,391,572)	(1,556,390)
Changes in operating assets and liabilities
Increase in interest receivable	(473,070)	(663,475)
(Increase) decrease in other assets	(105,961)	722,938
Increase (decrease) in accounts payable and accrued expenses	352,242	(354,666)
Net cash provided by operating activities	2,344,104	3,565,582
Cash flows from investing activities:
Capital expenditures	(86,209)	(54,337)
Acquisition of mortgage revenue bonds	-	(6,050,000)
Contributions to unconsolidated entities	(10,270,291)	(6,594,286)
Principal payments received on mortgage revenue bonds	4,470,529	6,831,237
Principal payments received on taxable mortgage revenue bonds	2,138	1,954
Proceeds from sale of PHC Certificates	43,349,357	-
Principal payments received on PHC Certificates	-	2,767,166
Principal payments received on property loans and contingent interest	12,043	11,379,737
Net cash provided by investing activities	37,477,567	8,281,471
Cash flows from financing activities:
Distributions paid	(8,316,733)	(8,284,917)
Repurchase of BUCs	(2,106,673)	-
Proceeds from debt financing	-	5,263,500
Principal payments on debt financing	(36,013,217)	(2,976,289)
Principal payments on mortgages payable	(120,958)	(104,685)
Principal payments on unsecured lines of credit	(660,000)	-
Decrease in security deposit liability related to restricted cash	(30,549)	(10,455)
Debt financing and other deferred costs	(720)	-
Net cash used in financing activities	(47,248,850)	(6,112,846)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,427,179)	5,734,207
Cash, cash equivalents and restricted cash at beginning of period	43,185,981	33,268,611
Cash, cash equivalents and restricted cash at end of period	$35,758,802	$39,002,818

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,880,193	$5,514,997
Cash paid during the period for income taxes	4,500	-
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$7,604,401	$8,393,271
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Capital expenditures financed through accounts payable	3,959	850
Deferred financing costs financed through accounts payable	103,300	4,843

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$35,158,156	$38,210,497
Restricted cash	600,646	792,321
Total cash, cash equivalents and restricted cash	$35,758,802	$39,002,818

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

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has also issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) that represent limited interests in the Partnership under the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership pursuant to subscription agreements with five financial institutions (see Note 19). The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders.”

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P., its consolidated subsidiaries and consolidated variable interest entities (Note 5). All intercompany transactions are eliminated.  The consolidated subsidiaries of the Partnership for the periods presented consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M24 Tax Exempt Bond Securitization (“TEBS”) Financing with the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M31 TEBS Financing with Freddie Mac;
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M33 TEBS Financing with Freddie Mac;
•	ATAX TEBS IV, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M45 TEBS Financing with Freddie Mac;
•	ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, which is committed to loan money or provide equity for the development of multifamily properties;
•	One wholly-owned corporation (“the Greens Hold Co”). The Greens Hold Co owns 100% of The 50/50 MF Property, a real estate asset, and certain property loans; and
•	The Suites on Paseo MF Property, a real estate asset, is owned directly by the Partnership.

The Partnership also consolidates variable interest entities (“VIEs”) in which the Partnership is deemed to be the primary beneficiary.

Impairment of Mortgage Revenue Bonds

The Partnership periodically reviews its MRBs for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including:

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

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost.

If a MRB’s estimated fair value is below amortized cost, and the Partnership has the intent to sell or may be required to sell the MRB prior to the time that its value recovers or until maturity, the Partnership will record an other-than-temporary impairment through earnings equal to the difference between the MRB’s carrying value and its fair value, and will establish an allowance for credit loss. If the Partnership does not expect to sell an other-than-temporarily impaired MRB, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings as a provision for credit loss, with the remainder recognized as a component of other comprehensive income (loss).  In determining the provision for credit loss, the Partnership compares the present value of cash flows expected to be collected to the MRB’s amortized cost basis.

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s condensed consolidated financial statements. If the Partnership experiences deterioration in the values of its MRB portfolio, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. During the three months ended March 31, 2020, there was a provision for credit loss reported by the Partnership related to one MRB (see Note 6).  There were no other-than-temporary impairment charges or provision for credit loss reported during the three months ended March 31, 2019.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019. These condensed consolidated financial statements and notes have been prepared consistently with the 2019 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2020, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2019 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

A novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 outbreak is disrupting supply chains and affecting production, sales and employment across a range of industries. The extent of the impact of COVID-19 on the Partnership’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the underlying borrowers of MRBs, tenants at the MF Properties and operations of the Partnership’s investments in unconsolidated entities, all of which are uncertain and cannot be predicted at this time. In addition, market volatility may cause fluctuations in the valuation of the Partnerships’ MRBs, taxable MRBs, MF Properties and investments in unconsolidated entities. The extent to which COVID-19 will impact the Partnership’s financial condition or results of operations is uncertain.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).”  ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses.  ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities, such as the Partnership’s MRBs and taxable MRBs.  In November 2019, the FASB issued ASU 2019-10 which amended the mandatory effective dates of certain ASUs, including ASU 2016-13, based on an entity’s filing status.  As a smaller reporting company, the Partnership’s mandatory effective date for ASU 2016-13 is now January 1, 2023, and the Partnership has elected to defer adoption until that date.  The delay in implementing ASU 2016-13 will allow the Partnership to take advantage of any additional guidance that may come out from the FASB on implementing ASU 2016-13. The effective date may be sooner if the Partnership becomes an accelerated filer in the future. Prior to the issuance of ASU 2019-10, the Partnership had completed an initial assessment of the items that are within the scope of ASU 2016-13. Furthermore, the Partnership began developing data collection processes, assessment procedures and internal controls required to implement ASU 2016-13. The Partnership will continue to develop data collection processes, assessment procedures and internal controls that will be required when it does implement ASU 2016-13, and to evaluate the impact on the Partnership’s consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s condensed consolidated statements of operations. The unvested Restricted Unit Awards (“RUAs”) issued under the Partnership’s 2015 Equity Incentive Plan (the “2015 Plan”) are considered participating securities. There were no dilutive BUCs for the three months ended March 31, 2020 and 2019.

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

As the primary beneficiary, the Partnership reports the TOB, Term TOB, Term A/B and TEBS Financings on a consolidated basis. The Partnership reports the senior Floater Certificates related to the TOB Financings, and the Class A Certificates related to the Term TOB, Term A/B and TEBS Financings as secured debt financings on the Partnership’s condensed consolidated balance sheets (see Note 15). The MRBs secured by the TOB, Term TOB, Term A/B and TEBS Financings, and the PHCs secured by the TOB Financings, are reported as assets on the Partnership’s condensed consolidated balance sheets (see Notes 6 and 7).

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

The Partnership held variable interests in 17 non-consolidated VIEs as of March 31, 2020 and December 31, 2019. The following table summarizes the Partnership’s variable interests in these entities as of March 31, 2020 and December 31, 2019:

	Maximum Exposure to Loss
	March 31, 2020	December 31, 2019
Mortgage revenue bonds	$24,647,000	$30,455,000
Investment in unconsolidated entities	98,643,727	86,981,864
	$123,290,727	$117,436,864

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

6. Investments in Mortgage Revenue Bonds

MRBs owned by the Partnership provide construction and/or permanent financing for Residential Properties and a commercial property.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The Partnership had the following investments in MRBs as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,126,458	$1,428,563	$-	$11,555,021
Glenview Apartments - Series A (4)	CA	4,521,529	687,871	-	5,209,400
Harmony Court Bakersfield - Series A (5)	CA	3,692,247	487,054	-	4,179,301
Harmony Terrace - Series A (5)	CA	6,834,955	1,002,038	-	7,836,993
Harden Ranch - Series A (3)	CA	6,681,530	1,094,025	-	7,775,555
Las Palmas II - Series A (5)	CA	1,675,475	234,810	-	1,910,285
Montclair Apartments - Series A (4)	CA	2,449,565	415,776	-	2,865,341
Montecito at Williams Ranch Apartments - Series A (7)	CA	7,667,712	1,457,424	-	9,125,136
San Vicente - Series A (5)	CA	3,454,740	452,745	-	3,907,485
Santa Fe Apartments - Series A (4)	CA	2,967,556	503,697	-	3,471,253
Seasons at Simi Valley - Series A (5)	CA	4,271,321	818,274	-	5,089,595
Seasons Lakewood - Series A (5)	CA	7,280,713	999,919	-	8,280,632
Seasons San Juan Capistrano - Series A (5)	CA	12,258,343	1,683,537	-	13,941,880
Summerhill - Series A (5)	CA	6,357,990	809,791	-	7,167,781
Sycamore Walk - Series A (5)	CA	3,548,939	527,404	-	4,076,343
The Village at Madera - Series A (5)	CA	3,053,775	402,832	-	3,456,607
Tyler Park Townhomes - Series A (3)	CA	5,820,554	685,637	-	6,506,191
Vineyard Gardens - Series A (7)	CA	3,990,400	751,127	-	4,741,527
Westside Village Market - Series A (3)	CA	3,803,721	590,032	-	4,393,753
Brookstone (1)	IL	7,399,317	1,923,740	-	9,323,057
Copper Gate Apartments (3)	IN	5,005,000	565,018	-	5,570,018
Renaissance - Series A (4)	LA	10,969,168	1,774,107	-	12,743,275
Live 929 Apartments (7), (8)	MD	39,907,484	-	(403,464)	39,504,020
Woodlynn Village (1)	MN	4,172,000	10,156	-	4,182,156
Gateway Village (2)	NC	2,600,000	431,554	-	3,031,554
Greens Property - Series A (3)	NC	7,910,000	702,514	-	8,612,514
Lynnhaven Apartments (2)	NC	3,450,000	462,437	-	3,912,437
Silver Moon - Series A (4)	NM	7,746,418	1,311,816	-	9,058,234
Village at Avalon - Series A (6)	NM	16,274,407	3,132,378	-	19,406,785
Ohio Properties - Series A (1)	OH	13,823,998	46,555	-	13,870,553
Bridle Ridge (1)	SC	7,275,000	54,595	-	7,329,595
Columbia Gardens (5)	SC	13,023,898	1,930,568	-	14,954,466
Companion at Thornhill Apartments (5)	SC	11,148,397	1,421,140	-	12,569,537
Cross Creek (1)	SC	6,142,795	2,367,804	-	8,510,599
Rosewood Townhomes - Series A (7)	SC	9,280,000	936,317	-	10,216,317
South Pointe Apartments - Series A (7)	SC	21,600,000	2,076,089	-	23,676,089
The Palms at Premier Park Apartments (3)	SC	18,784,904	2,222,099	-	21,007,003
Village at River's Edge (5)	SC	9,855,232	2,001,464	-	11,856,696
Willow Run (5)	SC	12,843,514	1,812,321	-	14,655,835
Arbors at Hickory Ridge (3)	TN	11,021,094	1,708,507	-	12,729,601
Pro Nova 2014-1 (2)	TN	8,663,406	-	-	8,663,406
Avistar at Copperfield - Series A (2)	TX	13,913,910	2,010,421	-	15,924,331
Avistar at the Crest - Series A (3)	TX	9,224,980	1,605,894	-	10,830,874
Avistar at the Oaks - Series A (3)	TX	7,454,400	1,275,316	-	8,729,716
Avistar at the Parkway - Series A (4)	TX	12,821,526	1,870,208	-	14,691,734
Avistar at Wilcrest - Series A (2)	TX	5,273,090	679,531	-	5,952,621
Avistar at Wood Hollow - Series A (2)	TX	40,038,454	5,315,077	-	45,353,531
Avistar in 09 - Series A (3)	TX	6,436,585	1,101,186	-	7,537,771
Avistar on the Boulevard - Series A (3)	TX	15,715,747	2,470,949	-	18,186,696
Avistar on the Hills - Series A (3)	TX	5,103,450	895,447	-	5,998,897
Bruton Apartments (5)	TX	17,775,126	3,083,030	-	20,858,156
Concord at Gulfgate - Series A (5)	TX	18,932,033	3,412,592	-	22,344,625
Concord at Little York - Series A (5)	TX	13,262,784	2,508,285	-	15,771,069
Concord at Williamcrest - Series A (5)	TX	20,545,474	3,794,305	-	24,339,779
Crossing at 1415 - Series A (5)	TX	7,387,421	1,146,538	-	8,533,959
Decatur Angle (5)	TX	22,410,500	3,592,948	-	26,003,448
Esperanza at Palo Alto (5)	TX	19,323,071	4,046,705	-	23,369,776
Heights at 515 - Series A (5)	TX	6,763,311	1,077,559	-	7,840,870
Heritage Square - Series A (4)	TX	10,666,690	1,327,878	-	11,994,568
Oaks at Georgetown - Series A (5)	TX	12,213,767	1,337,957	-	13,551,724
Runnymede (1)	TX	9,925,000	157,344	-	10,082,344
Southpark (1)	TX	11,566,796	2,124,260	-	13,691,056
15 West Apartments (5)	WA	9,656,406	2,128,059	-	11,784,465
Mortgage revenue bonds held in trust		$645,764,076	$88,885,224	$(403,464)	$734,245,836

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15

(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(6)	MRB held by Morgan Stanley in a secured financing transaction, Note 15
(7)	MRBs held by Mizuho Capital Markets, LLC in a secured financing transaction, Note 15
(8)	As of the date presented, the MRB had been in a cumulative unrealized loss for less than 12 consecutive months.

	March 31, 2020
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montevista - Series A & B	CA	$13,200,000	$1,629,097	$-	$14,829,097
Solano Vista - Series A	CA	2,665,000	624,588	-	3,289,588
Greens Property - Series B	NC	928,962	122,356	-	1,051,318
Ohio Properties - Series B	OH	3,499,720	9,812	-	3,509,532
Rosewood Townhomes - Series B	SC	470,000	1,935	-	471,935
South Pointe Apartments - Series B	SC	1,100,000	3,962	-	1,103,962
Avistar at the Crest - Series B	TX	739,691	90,911	-	830,602
Avistar at the Oaks - Series B	TX	541,337	62,305	-	603,642
Avistar at the Parkway - Series B	TX	124,225	35,847	-	160,072
Avistar in 09 - Series B	TX	446,554	51,396	-	497,950
Avistar on the Boulevard - Series B	TX	439,527	49,214	-	488,741
Mortgage revenue bonds held by the Partnership		$24,155,016	$2,681,423	$-	$26,836,439

	December 31, 2019
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,147,686	$1,602,534	$-	$11,750,220
Glenview Apartments - Series A (4)	CA	4,533,958	757,900	-	5,291,858
Harmony Court Bakersfield - Series A (5)	CA	3,699,987	549,211	-	4,249,198
Harmony Terrace - Series A (5)	CA	6,849,214	1,121,262	-	7,970,476
Harden Ranch - Series A (3)	CA	6,700,868	1,281,980	-	7,982,848
Las Palmas II - Series A (5)	CA	1,679,022	263,441	-	1,942,463
Montclair Apartments - Series A (4)	CA	2,456,298	446,558	-	2,902,856
Montecito at Williams Ranch Apartments - Series A (7)	CA	7,681,146	1,580,303	-	9,261,449
San Vicente - Series A (5)	CA	3,462,053	510,593	-	3,972,646
Santa Fe Apartments - Series A (4)	CA	2,975,713	540,988	-	3,516,701
Seasons at Simi Valley - Series A (5)	CA	4,282,477	860,856	-	5,143,333
Seasons Lakewood - Series A (5)	CA	7,295,901	1,124,372	-	8,420,273
Seasons San Juan Capistrano - Series A (5)	CA	12,283,916	1,893,075	-	14,176,991
Summerhill - Series A (5)	CA	6,371,318	797,228	-	7,168,546
Sycamore Walk - Series A (5)	CA	3,559,011	567,713	-	4,126,724
The Village at Madera - Series A (5)	CA	3,060,177	454,240	-	3,514,417
Tyler Park Townhomes - Series A (3)	CA	5,837,595	864,894	-	6,702,489
Vineyard Gardens - Series A (7)	CA	3,995,000	815,213	-	4,810,213
Westside Village Market - Series A (3)	CA	3,814,857	594,361	-	4,409,218
Brookstone (1)	IL	7,406,755	2,194,994	-	9,601,749
Copper Gate Apartments (3)	IN	5,005,000	682,497	-	5,687,497
Renaissance - Series A (4)	LA	11,001,027	1,775,086	-	12,776,113
Live 929 Apartments (7), (8)	MD	39,984,026	-	(280,711)	39,703,315
Woodlynn Village (1)	MN	4,172,000	44,510	-	4,216,510
Gateway Village (2)	NC	2,600,000	509,901	-	3,109,901
Greens Property - Series A (3)	NC	7,936,000	845,678	-	8,781,678
Lynnhaven Apartments (2)	NC	3,450,000	393,686	-	3,843,686
Silver Moon - Series A (4)	NM	7,762,116	1,166,748	-	8,928,864
Village at Avalon - Series A (6)	NM	16,302,038	3,131,843	-	19,433,881
Ohio Properties - Series A (1)	OH	13,857,000	48,813	-	13,905,813
Bridle Ridge (1)	SC	7,315,000	113,469	-	7,428,469
Columbia Gardens (5)	SC	13,064,589	2,179,744	-	15,244,333
Companion at Thornhill Apartments (5)	SC	11,178,557	1,709,040	-	12,887,597
Cross Creek (1)	SC	6,143,976	2,507,072	-	8,651,048
Rosewood Townhomes - Series A (7)	SC	9,280,000	316,916	-	9,596,916
South Pointe Apartments - Series A (7)	SC	21,600,000	835,005	-	22,435,005
The Palms at Premier Park Apartments (3)	SC	18,838,478	2,799,411	-	21,637,889
Village at River's Edge (5)	SC	9,872,297	2,236,259	-	12,108,556
Willow Run (5)	SC	12,884,191	2,100,598	-	14,984,789
Arbors at Hickory Ridge (3)	TN	11,056,825	1,934,146	-	12,990,971
Pro Nova 2014-1 (2), (8)	TN	10,022,352	-	(372,169)	9,650,183
Avistar at Copperfield - Series A (2)	TX	13,945,681	2,356,231	-	16,301,912
Avistar at the Crest - Series A (3)	TX	9,252,257	1,715,456	-	10,967,713
Avistar at the Oaks - Series A (3)	TX	7,475,794	1,336,580	-	8,812,374
Avistar at the Parkway - Series A (4)	TX	12,854,039	2,065,468	-	14,919,507
Avistar at Wilcrest - Series A (2)	TX	5,285,131	806,523	-	6,091,654
Avistar at Wood Hollow - Series A (2)	TX	40,129,878	6,450,704	-	46,580,582
Avistar in 09 - Series A (3)	TX	6,455,058	1,125,239	-	7,580,297
Avistar on the Boulevard - Series A (3)	TX	15,762,217	2,648,781	-	18,410,998
Avistar on the Hills - Series A (3)	TX	5,118,097	938,032	-	6,056,129
Bruton Apartments (5)	TX	17,807,768	3,534,702	-	21,342,470
Concord at Gulfgate - Series A (5)	TX	18,975,786	3,572,995	-	22,548,781
Concord at Little York - Series A (5)	TX	13,293,436	2,624,054	-	15,917,490
Concord at Williamcrest - Series A (5)	TX	20,592,957	3,971,001	-	24,563,958
Crossing at 1415 - Series A (5)	TX	7,405,406	1,229,438	-	8,634,844
Decatur Angle (5)	TX	22,455,747	4,198,200	-	26,653,947
Esperanza at Palo Alto (5)	TX	19,356,959	4,111,518	-	23,468,477
Heights at 515 - Series A (5)	TX	6,779,777	1,154,387	-	7,934,164
Heritage Square - Series A (4)	TX	10,695,037	1,455,672	-	12,150,709
Oaks at Georgetown - Series A (5)	TX	12,239,247	1,645,817	-	13,885,064
Runnymede (1)	TX	9,925,000	80,343	-	10,005,343
Southpark (1)	TX	11,548,337	2,334,262	-	13,882,599
15 West Apartments (5)	WA	9,673,117	2,287,904	-	11,961,021
Mortgage revenue bonds held in trust		$648,445,150	$95,795,445	$(652,880)	$743,587,715

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 15
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15

(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(6)	MRB held by Morgan Stanley in a secured financing transaction, see Note 15
(7)	MRB held by Mizuho Capital Markets, LLC in a secured financing transaction, see Note 15
(8)	As of the date presented, the MRB had been in a cumulative unrealized loss for less than 12 consecutive months.

	December 31, 2019
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montevista - Series A & B	CA	$13,200,000	$1,654,870	$-	$14,854,870
Solano Vista - Series A & B	CA	5,768,000	625,235	-	6,393,235
Greens Property - Series B	NC	930,016	142,265	-	1,072,281
Ohio Properties - Series B	OH	3,504,171	10,363	-	3,514,534
Rosewood Townhomes - Series B	SC	470,000	1,685	-	471,685
South Pointe Apartments - Series B	SC	1,100,000	2,952	-	1,102,952
Avistar at the Crest - Series B	TX	740,876	94,819	-	835,695
Avistar at the Oaks - Series B	TX	542,170	65,455	-	607,625
Avistar at the Parkway - Series B	TX	124,305	38,045	-	162,350
Avistar in 09 - Series B	TX	447,241	53,995	-	501,236
Avistar on the Boulevard - Series B	TX	440,231	53,056	-	493,287
Mortgage revenue bonds held by the Partnership		$27,267,010	$2,742,740	$-	$30,009,750

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

During the three months ended March 31, 2020, the Partnership recognized a $1.4 million provision for credit loss related to the Pro Nova 2014-1 MRB in its condensed consolidated statements of operations. See Note 2 for information considered in the Partnership’s evaluation of other-than-temporary impairment and credit loss of the MRBs. The credit loss related to the Pro Nova 2014-1 MRB was primarily driven by debt service shortfalls by the underlying commercial property. The Partnership’s total allowance for credit loss on MRBs was $1.4 million and zero as of March 31, 2020 and December 31, 2019, respectively.

The cumulative unrealized loss for the Live 929 Apartments MRB as of March 31, 2020, is due to recent operational results and a decline in debt service coverage. The Partnership has evaluated the operational results and loan-to-collateral value ratio for the property underlying this MRB and believes that the cumulative unrealized loss is temporary.

MRB Activity in the First Three Months of 2020

Acquisitions:

There were no MRBs acquired during the three months ended March 31, 2020.

Redemptions:

The following MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the three months ended March 31, 2020:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Solano Vista - Series B	January	Vallejo, CA	96	1/1/2021	5.85%	$3,103,000

MRB Activity in the First Three Months of 2019

Acquisitions:

The following MRBs were acquired during the three months ended March 31, 2019:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Gateway Village	February	Durham, NC	64	4/1/2032	6.10%	$2,600,000
Lynnhaven Apartments	February	Durham, NC	75	4/1/2032	6.10%	3,450,000
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

7. Public Housing Capital Fund Trust (“PHC”) Certificates

The Partnership’s PHC Certificates represented beneficial interests in three PHC Trusts that consisted of custodial receipts evidencing loans made to numerous local public housing authorities.  Principal and interest on these loans were payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities under the Department of Housing and Urban Development’s (“HUD”) Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”).

On January 30, 2020, the Partnership sold its PHC Certificates to an unrelated party for approximately $43.3 million, plus accrued interest, recognizing a gain on sale of securities of approximately $1.4 million.  The PHC Certificates were held in trust at Mizuho Capital Markets, LLC (“Mizuho”) in secured TOB Trust financing transactions, which upon sale, were collapsed and all principal and interest were paid off in full (see Note 15).

The Partnership had the following investments in the PHC Certificates as of December 31, 2019:

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

See Note 22 for a description of the methodology and significant assumptions that were used for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates were recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of March 31, 2020 and December 31, 2019:

Real Estate Assets as of March 31, 2020
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,113,918	$42,313,186
The 50/50 MF Property	Lincoln, NE	475	-	32,938,822	32,938,822
Land held for development		(1)	1,701,197	-	1,701,197
					$76,953,205
Less accumulated depreciation					(16,064,714)
Total real estate assets					$60,888,491

(1)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Real Estate Assets as of December 31, 2019
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,073,728	$42,272,996
The 50/50 MF Property	Lincoln, NE	475	-	32,937,805	32,937,805
Land held for development		(2)	1,706,862	-	1,706,862
					$76,917,663
Less accumulated depreciation					(15,357,700)
Total real estate assets					$61,559,963

(2)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Activity in the First Three Months of 2020

As of March 31, 2020, the land held for development in Gardner, KS was listed for sale.

9. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly-owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments for a period of time ranging from two to three years after construction completion. The return on these investments earned by the Partnership is reported as “Investment income” on the Partnership’s condensed consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of March 31, 2020 and December 31, 2019 and remaining equity commitment amounts as of March 31, 2020:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of March 31, 2020	Carrying Value as of December 31, 2019	Maximum Remaining Equity Commitment as of March 31, 2020
Vantage at Waco	Waco, TX	288	August 2016	May 2018	$9,337,166	$9,337,166	$1,592,039
Vantage at Powdersville	Powdersville, SC	288	November 2017	February 2020	12,295,801	12,295,801	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	N/A	7,840,500	7,840,500	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	10,399,773	10,144,052	-
Vantage at Germantown	Germantown, TN	288	June 2018	March 2020	12,041,237	11,745,155	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	N/A	13,857,159	13,516,425	-
Vantage at Coventry	Omaha, NE	288	September 2018	N/A	9,007,435	9,007,435	-
Vantage at Conroe	Conroe, TX	288	April 2019	N/A	9,657,930	8,078,519	-
Vantage at O'Connor	San Antonio, TX	288	October 2019	N/A	7,652,449	5,016,811	-
Vantage at Westover Hills	San Antonio, TX	288	January 2020	N/A	6,554,277	-	893,417
		2,886			$98,643,727	$86,981,864	$2,485,456

Activity in the First Three Months of 2020

In January 2020, the Partnership executed a $7.3 million equity commitment to fund construction of the Vantage at Westover Hills multifamily property.

The following table provides combined summary financial information for the Partnership’s investments in unconsolidated entities for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Property Revenues	$2,483,605	$2,717,268
Net loss	$(2,519,165)	$(117,063)

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	405,717	-	405,717
Ohio Properties	2,390,446	-	2,390,446
Total	$15,392,908	$(7,393,814)	$7,999,094

	December 31, 2019
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	405,717	-	405,717
Ohio Properties	2,390,446	-	2,390,446
Total	$15,392,908	$(7,393,814)	$7,999,094

During the three months ended March 31, 2020 and 2019, the interest to be earned on the Cross Creek property loans was in nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, for the three months ended March 31, 2020 and 2019, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible. For the three months ended March 31, 2020, the outstanding property loan balance for Live 929 was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

Activity in the First Three Months of 2019

In January 2019, the Vantage at Brooks property was sold by its owner. Upon sale, the Partnership received all outstanding principal and accrued interest on the Vantage at Brooks, LLC property loan. The Partnership received additional proceeds of approximately $3.0 million, which is reported within “Contingent interest income” on the Partnership’s condensed consolidated statements of operations. The contingent interest recognized is considered Tier 2 income for purposes of distributions to the General Partner and BUC holders (see Note 3).

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Current income tax expense	$42,335	$82,340
Deferred income tax benefit	(30,921)	(40,692)
Total income tax expense	$11,414	$41,648

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of March 31, 2020 and December 31, 2019.

12. Other Assets

The following table summarizes the other assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Deferred financing costs, net	$319,014	$353,862
Fair value of derivative instruments (Note 17)	36,112	10,911
Taxable mortgage revenue bonds, at fair value	1,417,654	1,383,237
Operating lease right-of-use assets, net	1,665,257	1,673,242
Other assets	1,800,333	1,641,099
Total other assets	$5,238,370	$5,062,351

As of March 31, 2020 and December 31, 2019, the operating lease right-of-use assets consisted primarily of a ground lease at the 50/50 MF Property (see Note 13).

See Note 22 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments and taxable MRBs. Unrealized gains or losses on these assets are recorded in the Partnership’s condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the accounts payable, accrued expenses and other liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts payable	$322,788	$93,834
Accrued expenses	1,917,172	2,529,982
Accrued interest expense	3,494,144	2,690,076
Operating lease liabilities	2,150,827	2,138,783
Other liabilities	1,580,189	1,583,492
Total accounts payable, accrued expenses and other liabilities	$9,465,120	$9,036,167

On January 1, 2019, the Partnership adopted the lease guidance in Accounting Standards Codification (“ASC”) 842.  The Partnership adopted ASC 842 at the required adoption date of January 1, 2019, using the transition method that allowed the Partnership to initially apply ASC 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of partners’ capital in the period of adoption. No changes have been made to the Partnership’s condensed consolidated financial statements dated prior to the effective date related to the adoption of ASC 842.

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of March 31, 2020, the minimum aggregate annual payment due under the agreement is approximately $132,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $42,000 for the three months ended March 31, 2020 and 2019 and are reported within “Real estate operating expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of March 31, 2020:

Remainder of 2020	$112,686
2021	136,366
2022	139,091
2023	141,871
2024	144,706
Thereafter	4,517,274
Total	5,191,994
Less: Amount representing interest	(3,041,167)
Total operating lease liabilities	$2,150,827

14. Unsecured Lines of Credit

The following tables summarize the unsecured lines of credit (“LOC”) as of March 31, 2020 and December 31, 2019:

Unsecured Lines of Credit	Outstanding as of March 31, 2020	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$12,540,000	$50,000,000	June 2021	Variable (1)	Monthly	3.86%
Bankers Trust operating	-	10,000,000	June 2021	Variable (1)	Monthly	4.61%
Total unsecured lines of credit	$12,540,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2019	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$13,200,000	$50,000,000	June 2021	Variable (2)	Monthly	4.19%
Bankers Trust operating	-	10,000,000	June 2021	Variable (2)	Monthly	4.94%
Total unsecured lines of credit	$13,200,000	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The principal amount of each acquisition advance is due on the 270th day following the advance date and may be extended for up to three additional 90-day periods by making partial repayments in accordance with the Credit Agreement. The outstanding balance of the non-operating LOC as of March 31, 2020 is due in June 2020, though the Partnership can extend final repayment of the amount due to December 2020 by making partial repayments. The Partnership was in compliance with all covenants in the Credit Agreement as of March 31, 2020.

The Partnership is required to make principal payments to reduce the operating LOC to zero for fifteen consecutive calendar days during each calendar quarter. The Partnership has fulfilled its prepayment obligation for all periods presented.   In addition, the Partnership has fulfilled its second quarter of 2020 repayment obligation as it maintained a zero balance in the operating LOC for fifteen consecutive days during April 2020.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of March 31, 2020 and December 31, 2019:

	Outstanding Debt Financings as of March 31, 2020, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,388,799	$4,000	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	79,216,186	4,999	2014	July 2024	Weekly	4.25%	1.32%	5.57%
Fixed - M33	31,227,464	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	217,168,730	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Deutsche Bank:
Fixed - Term TOB (3)	8,010,000	-	2014	May 2020	N/A	N/A	N/A	4.01%
Fixed - Term A/B (3)	5,263,500	-	2019	February 2021	N/A	N/A	N/A	4.53%
Fixed - Term A/B (3)	38,194,706	-	2017	February 2027	N/A	N/A	N/A	4.46%
Mizuho Capital Markets:
Variable - TOB (4)	25,714,955	-	2019	July 2020	Weekly	4.86%	1.17%	6.03%
Variable - TOB (5)	42,153,205	-	2019	August 2020	Weekly	3.45% - 4.86%	1.17% - 1.66%	4.62% - 6.52%
Morgan Stanley:
Fixed - Term TOB	13,047,884	-	2019	May 2022	N/A	N/A	N/A	3.53%
Total Debt Financings	$500,385,429

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)	In April 2020, these debt financings were terminated. See Note 24 for additional information.
(4)	In April 2020, the stated maturity of the TOB Trusts were extended to June 2021. See Note 24.
(5)	In April 2020, the stated maturity of the TOB Trusts were extended to July 2021. See Note 24.

	Outstanding Debt Financings as of December 31, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,495,442	$204,000	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	79,505,180	4,999	2014	July 2024	Weekly	1.64%	1.54%	3.18%
Fixed - M33	31,367,147	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	217,603,233	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Deutsche Bank:
Fixed - Term TOB	8,010,000	-	2014	January 2020	N/A	N/A	N/A	4.01%
Fixed - Term A/B	5,260,756	-	2019	February 2020	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,300,456	-	2017	February 2027	N/A	N/A	N/A	4.46%
Mizuho Capital Markets:
Variable - TOB	25,680,070	-	2019	July 2020	Weekly	1.79%	1.17%	2.96%
Variable - TOB	42,207,784	-	2019	August 2020	Weekly	1.79%	1.17% - 1.66%	2.96% - 3.45%
Variable - TOB	34,703,935	-	2019	September 2020	Weekly	2.08%	1.12%	3.20%
Morgan Stanley:
Fixed - Term TOB	13,063,418	-	2019	May 2022	N/A	N/A	N/A	3.53%
Total Debt Financings	$536,197,421

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

The TOB, Term TOB, Term A/B and TEBS Financing arrangements are consolidated VIE’s to the Partnership (Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, Term TOB, Term A/B and TEBS Financings in the Partnership’s condensed consolidated financial statements. See Note 6 for information regarding the MRBs securitized within each TOB, Term TOB, Term A/B and TEBS Financing. As the residual interest holder, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the underlying collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

As of March 31, 2020 and December 31, 2019, the Partnership posted restricted cash as contractually required under the terms of the four TEBS Financings. The Partnership may also be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho. The amount of collateral posting required is dependent on the valuation of the underlying MRBs in relation to thresholds set by Mizuho. There was no requirement to post collateral for the TOB Trusts with Mizuho as of March 31, 2020 and December 31, 2019.

The Partnership has entered in interest rate cap agreements to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS Financing and other variable rate TOB Trust financings (Note 17).

The Partnership has entered into a Master Trust Agreement with Deutsche Bank that contains liquidity, leverage and debt service coverage covenants with which the Partnership was required to comply. The Partnership was in compliance with these covenants as of March 31, 2020. In April 2020, the Master Trust Agreement was terminated. See Note 24 for additional information.

The Partnership has entered into various TOB Trust financings with Mizuho secured by MRBs. The Mizuho TOB Trusts require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  In addition, the Master Trust Agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that it remains listed on the NASDAQ.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the senior interests issued by each TOB Trust.  The Partnership was in compliance with these covenants as of March 31, 2020.

The Term TOB Trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply.  The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The Partnership was in compliance with these covenants as of March 31, 2020.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized asset.

Activity in the First Three Months of 2020

In January 2020, the Partnership extended the maturity date of the Term TOB Trust financing related to Pro Nova 2014-1 from January 2020 to May 2020.  See Note 24 for additional information.

In January 2020, the variable rate TOB Trust financings associated with the PHC Certificates were collapsed and all principal and interest were paid in full in conjunction with the Partnership’s sale of the PHC Certificates to an unrelated party (see Note 7).

In February 2020, the Partnership extended the maturity dates of the Term A/B Trust financings related to Gateway Village and Lynnhaven Apartments from February 2020 to February 2021.

Activity in the First Three Months of 2019

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2020 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2020	$79,840,784
2021	10,590,361
2022	18,496,986
2023	5,896,946
2024	15,472,867
Thereafter	372,276,818
Total	502,574,762
Unamortized deferred financing costs and debt premium	(2,189,333)
Total debt financing, net	$500,385,429

As of March 31, 2020, certain Term TOB Trusts and Term A/B Trusts mature in the next twelve months. The Term TOB Trust related to the Pro Nova 2014-1 MRB was terminated and repaid in full in April 2020. The Term A/B Trusts were terminated and replacement debt financings were closed with Mizuho in April 2020. In addition, the Partnership extended the maturity dates for its existing TOB Trusts in April 2020. See Note 24 for additional information.

16. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnership’s mortgages payable and other secured financing, net of deferred financing costs, as of March 31, 2020 and December 31, 2019:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of March 31, 2020, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$2,858,201	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	23,831,791	2020	April 2027	Fixed	4.35%
Total Mortgage Payable\Weighted Average Period End Rate	$26,689,992				4.36%

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2019, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$2,859,390	2014	March 2020	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	23,942,856	2013	March 2020	Variable	Monthly	4.75%	(1)	4.75%
Total Mortgage Payable\Weighted Average Period End Rate	$26,802,246							4.74%

(1)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

Activity in the First Three Months of 2020

In February 2020, the Partnership refinanced The 50/50 MF Property Mortgage loan with its existing lender.  The Mortgage loan maturity date was extended seven years to April 2027, and the interest rate decreased to a fixed interest rate of 4.35%.

In February 2020, the Partnership refinanced The 50/50 MF Property TIF loan with its existing lender. The TIF loan maturity date was extended by five years to March 2025, and the interest rate decreased to 4.40%.

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2020 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2020	$657,117
2021	818,425
2022	855,101
2023	893,421
2024	930,740
Thereafter	22,537,088
Total	26,691,892
Unamortized deferred financing costs	(1,900)
Total mortgages payable and other secured financings, net	$26,689,992

17. Interest Rate Derivatives

The following tables summarize the Partnership’s interest rate derivatives as of March 31, 2020 and December 31, 2019:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of March 31, 2020
July 2015	26,949,233	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	$-
July 2015	26,949,233	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	26,949,233	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	80,847,700	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Sept 2017	57,918,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	79,014,909	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	36,112
							$36,112

(1)	See Note 22 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (2)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2019
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	$-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	81,101,364	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	4,090
Sept 2017	58,090,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	79,333,280	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	6,821
							$10,911

(2)	See Note 22 for additional details.

The Partnership’s interest rate derivatives are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Interest expense” on the Partnership’s condensed consolidated statements of operations. See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the interest rate derivatives. The interest rate derivatives are presented within “Other assets” on the Partnership’s condensed consolidated balance sheets.

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

Construction Loan Guarantees

The Partnership entered into guaranty agreements for construction loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur.  All guarantees were initially for the entire amount of the construction loans and decrease based on the achievement of certain events or financial ratios, as defined by the respective construction loan agreement.  The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of March 31, 2020:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Construction Loan	Construction Loan Balance as of March 31, 2020	Partnership's Maximum Exposure as of March 31, 2020	Guarantee Terms
Vantage at Stone Creek	2018	$30,824,000	$28,264,790	$14,132,395	(1)
Vantage at Coventry	2018	31,500,000	18,169,459	18,169,459	(1)

(1)

The Partnership’s maximum exposure will decrease to 50% of the construction loan balance upon receipt of the certificate of occupancy and to 25% of the construction loan balance when certain debt service coverage levels are achieved by the borrower.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of March 31, 2020:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of March 31, 2020
Ohio Properties	2011	2026	$3,361,979
Greens of Pine Glen, LP	2012	2027	2,237,843

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

The following table summarizes the outstanding Series A Preferred Units as of March 31, 2020 and December 31, 2019:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of March 31, 2020 and December 31, 2019	9,450,000	$94,500,000

20. Restricted Unit Awards

The Partnership’s 2015 Plan permits the grant of RUAs and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 3.0 million BUCs. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $39,000 and $184,000 for the three months ended March 31, 2020 and 2019, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity as of and for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Restricted Units Awarded	Weighted-average Grant-date Fair Value
Nonvested as of January 1, 2019	265,290	$6.14
Granted	353,197	7.74
Vested	(618,487)	7.05
Nonvested as of December 31, 2019	-	$-
Granted	290,000	4.98
Nonvested as of March 31, 2020	290,000	$4.98

The unrecognized compensation expense related to nonvested RUAs granted under the Plan was $1.4 million as of March 31, 2020. The remaining compensation expense is expected to be recognized over a weighted-average period of 1.6 years.  The total intrinsic value of unvested RUAs was approximately $1.5 million as of March 31, 2020.

21. Transactions with Related Parties

Effective September 10, 2019, Greystone acquired all the issued and outstanding partnership interests of AFCA 2 from Burlington Capital LLC and an affiliate, at which time Burlington Capital LLC and its affiliates (collectively, “Burlington”) ceased to be related parties of the Partnership.

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s condensed consolidated financial statements for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Partnership administrative fees paid to AFCA 2 (1)	$865,000	$898,000
Property management fees paid to an affiliate (2)	-	35,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (3)	8,000	16,000

(1)

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

(2)

A former affiliate of AFCA 2, Burlington Capital Properties, LLC (“Properties Management”), provides property management, administrative and marketing services for the MF Properties (excluding Suites on Paseo). The property management fees are reported within “Real estate operating expenses” on the Partnership’s condensed consolidated statements of operations.

(3)

The Partnership pays franchise margin taxes on revenues in Texas related to its investments in unconsolidated entities. Such taxes are paid by the Partnership as the unconsolidated entities are required by tax regulations to be included in the Partnership’s group tax return. Since the Partnership is reimbursed for the franchise margin taxes paid on behalf of the unconsolidated entities, these taxes are not reported on the Partnership’s condensed consolidated statements of operations.

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported on the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs and affiliates for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Non-Partnership property administrative fees received by AFCA 2 (1)	$9,000	$9,000
Investment/mortgage placement fees received by AFCA 2 (2)	542,000	91,000

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

The Partnership reported receivables due from unconsolidated entities of approximately $125,000 and $116,000 as of March 31, 2020 and December 31, 2019, respectively. These amounts are reported within “Other assets” on the Partnership’s condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $347,000 and $301,000 as of March 31, 2020 and December 31, 2019, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s condensed consolidated balance sheets.

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

Investments in MRBs and Taxable MRBs

The fair value of the Partnership’s investments in MRBs and taxable MRBs, as of March 31, 2020 and December 31, 2019, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs and taxable MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and taxable MRBs are categorized as a Level 3 input. As of March 31, 2020, the range of effective yields on the individual MRBs was 2.8% to 7.9% per annum, with a weighted average effective yield of 3.9% when weighted by the total principal outstanding of all MRBs as of the reporting date; and the range of effective yields on the individual taxable MRBs was 8.4% to 8.5% per annum, with a weighted average effective yield of 8.4% when weighted by the total principal outstanding of all taxable MRBs as of the reporting date.  As of December 31, 2019, the range of effective yields on the individual MRBs was 2.4 % to 8.5% per annum, with a weighted average effective yield of 3.8% when weighted by the total principal outstanding of all MRBs as of the reporting date; and the range of effective yields on the individual taxable MRBs was 8.7 % to 8.9% per annum, with a weighted average effective yield of 8.8% when weighted by the total principal outstanding of all taxable MRBs as of the reporting date.

Investments in PHC Certificates

The Partnership sold its investments in the PHC Certificates in January 2020. The fair value of the Partnership’s investment in PHC Certificates as of December 31, 2019 was based upon prices obtained from a third-party pricing service, which were estimates of market prices. There was no active trading market for the PHC Certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporated commonly used market pricing methods. It considered the underlying characteristics of each PHC Certificate as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs.

The Partnership reviewed the inputs used by the primary third-party pricing service by reviewing source information and reviewed the methodology for reasonableness.  The Partnership also engaged a second third-party pricing service to confirm the values developed by the primary third-party pricing service. The valuation methodologies used by the third-party pricing services encompassed the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates was categorized as a Level 3 input. As of December 31, 2019, the range of effective yields on the PHC Certificates was 4.4% to 5.3% per annum, with a weighted average effective yield of 5.2% when weighted by the principal outstanding of all PHC Certificates as of the reporting date.

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

Assets measured at fair value on a recurring basis as of March 31, 2020 are summarized as follows:

	Fair Value Measurements as of March 31, 2020
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$734,245,836	$-	$-	$734,245,836
Mortgage revenue bonds	26,836,439	-	-	26,836,439
Taxable mortgage revenue bonds (reported within other assets)	1,417,654	-	-	1,417,654
Derivative instruments (reported within other assets)	36,112	-	-	36,112
Total Assets at Fair Value, net	$762,536,041	$-	$-	$762,536,041

The following table summarizes the activity related to Level 3 assets for the three months ended March 31, 2020:

	For the Three Months Ended March 31, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2020	$773,597,465	$43,349,357	$1,383,237	$10,911	$818,340,970
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	35,142	(7,219)	-	25,201	53,124
Included in earnings (impairment of securities and provision for credit loss)	(1,357,681)	-	-	-	(1,357,681)
Included in earnings (gain on sale of securities)	-	1,416,023	-	-	1,416,023
Included in other comprehensive (loss) income	(6,722,122)	(1,408,804)	36,555	-	(8,094,371)
Sale of securities	-	(43,349,357)	-	-	(43,349,357)
Settlements	(4,470,529)	-	(2,138)	-	(4,472,667)
Ending Balance March 31, 2020	$761,082,275	$-	$1,417,654	$36,112	$762,536,041
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on March 31, 2020	$(1,357,681)	$-	$-	$25,201	$(1,332,480)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Assets measured at fair value on a recurring basis as of December 31, 2019 are summarized as follows:

	Fair Value Measurements as of December 31, 2019
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$743,587,715	$-	$-	$743,587,715
Mortgage revenue bonds	30,009,750	-	-	30,009,750
PHC Certificates	43,349,357	-	-	43,349,357
Taxable mortgage revenue bonds (reported within other assets)	1,383,237	-	-	1,383,237
Derivative instruments (reported within other assets)	10,911	-	-	10,911
Total Assets at Fair Value, net	$818,340,970	$-	$-	$818,340,970

The following table summarizes the activity related to Level 3 assets and liabilities for the three months ended March 31, 2019:

	For the Three Months Ended March 31, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2019	$732,153,435	$48,672,086	$1,409,895	$626,633	$782,862,049
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	35,730	16,726	-	(306,591)	(254,135)
Included in other comprehensive (loss) income	7,639,913	485,222	18,792	-	8,143,927
Purchases	6,050,000	-	-	-	6,050,000
Settlements	(6,831,237)	(2,767,166)	(1,954)	(46,536)	(9,646,893)
Ending Balance March 31, 2019	$739,047,841	$46,406,868	$1,426,733	$273,506	$787,154,948
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on March 31, 2019	$-	$-	$-	$(306,591)	$(306,591)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Total gains and loss included in earnings for the interest rate derivatives are reported within “Interest expense” on the Partnership’s condensed consolidated statements of operations.

As of March 31, 2020 and December 31, 2019, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS Financings are credit enhanced by Freddie Mac. The TOB Trust financings are credit enhanced by either Deutsche Bank or Mizuho. The table below summarizes the fair value of the Partnership’s financial liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and lines of credit	$512,925,429	$529,632,997	$549,397,421	$568,193,494
Mortgages payable and other secured financing	26,689,992	26,691,893	26,802,246	26,812,851

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s condensed consolidated balance sheets.  As of March 31, 2020, the Partnership held 75 MRBs. The Residential Properties financed by MRBs contain a total of 10,867 rental units. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations are reported within this segment.

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership (see Note 8). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of March 31, 2020, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trusts Segment

The Public Housing Capital Fund Trusts segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (Note 7) and the related TOB Trust financings. In January 2020, the Partnership sold the PHC Certificates to an unrelated party, and the related TOB Trust financings were collapsed and all principal and interest was paid in full.  As a result, the Public Housing Capital Fund Trust segment has no activity after January 2020.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and property loans to certain multifamily housing properties (Note 10).

The following tables detail certain key financial information for the Partnership’s reportable segments for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Total revenues
Mortgage Revenue Bond Investments	$10,205,803	$10,443,413
MF Properties	1,952,247	1,993,629
Public Housing Capital Fund Trusts	174,470	638,146
Other Investments	1,403,615	4,589,410
Total revenues	$13,736,135	$17,664,598

Interest expense
Mortgage Revenue Bond Investments	$5,498,199	$5,648,568
MF Properties	321,776	364,389
Public Housing Capital Fund Trusts	197,993	381,963
Other Investments	-	-
Total interest expense	$6,017,968	$6,394,920

Depreciation expense
Mortgage Revenue Bond Investments	$2,424	$-
MF Properties	707,014	819,158
Public Housing Capital Fund Trusts	-	-
Other Investments	-	-
Total depreciation expense	$709,438	$819,158

Net income (loss)
Mortgage Revenue Bond Investments	$440,336	$2,043,354
MF Properties	(252,730)	(437,134)
Public Housing Capital Fund Trusts	1,390,999	256,183
Other Investments	1,403,152	4,589,410
Net income	$2,981,757	$6,451,813

The following table details total assets for the Partnership’s reportable segments as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Total assets
Mortgage Revenue Bond Investments	$912,120,645	$918,301,172
MF Properties	69,592,219	70,569,646
Public Housing Capital Fund Trusts	101,848	43,591,048
Other Investments	98,768,258	87,098,315
Consolidation/eliminations	(103,066,708)	(90,391,673)
Total assets	$977,516,262	$1,029,168,508

24. Subsequent Events

In April 2020, the Term TOB Trust financings related to the Pro Nova 2014-1 MRB was collapsed and all outstanding principal and interest balances were repaid in full.

In April 2020, the Partnership terminated its Master Trust Agreement and collapsed all Term A/B Trust financings with Deutsche Bank. As of the termination, the Partnership is no longer subject to the debt covenants in the Master Trust Agreement. All outstanding principal and interest related to the Term A/B Trust financings was paid off in full. The MRBs associated with the collapsed Term A/B Trusts were securitized into new variable rate TOB Trusts with Mizuho. The following table summarizes the gross principal and initial terms of the TOB Trusts at closing:

TOB Trusts Securitization	Outstanding TOB Trust Financing	Stated Maturity	Reset Frequency	SIFMA Based Rates	Facility Fees	Initial Interest Rate
Avistar at Copperfield - Series A	$11,818,000	May 2021	Weekly	0.42%	1.66%	2.08%
Avistar at Wilcrest - Series A	4,479,000	May 2021	Weekly	0.42%	1.66%	2.08%
Avistar at Wood Hollow - Series A	34,007,000	May 2021	Weekly	0.42%	1.66%	2.08%
Gateway Village	2,184,000	May 2021	Weekly	0.42%	1.66%	2.08%
Lynnhaven	2,898,000	May 2021	Weekly	0.42%	1.66%	2.08%
Total TOB Trust Financing	$55,386,000

In April 2020, the Partnership extended the maturity dates of TOB Trust financings associated with the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs to June 2021.  The Partnership also extended the maturity dates of TOB Trust financings associated with the Montecito at William Ranch Apartments – Series A, Vineyard Gardens – Series A and Live 929 Apartments MRBs to July 2021.

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

Critical Accounting Policies

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Partnership’s condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Executive Summary

The Partnership was formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”), and commercial properties in their market areas. We expect and believe the interest received on these bonds is excludable from gross income for federal income tax purposes. We may also invest in other types of securities and investments that may or may not be secured by real estate, to the extent allowed by the Partnership Agreement.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly-owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s condensed consolidated financial statements for additional details.

As of March 31, 2020, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Public Housing Capital Fund Trusts, (3) MF Properties, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2020 and 2019:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2020
Mortgage revenue bond redemption	1	$3,103	N/A	N/A	6
PHC Certificates sold	3	43,349	$34,809	N/A	7, 15
Investments in unconsolidated entities	3	10,270	N/A	N/A	9

For the Three Months Ended March 31, 2019
Mortgage revenue bond acquisitions	2	$6,050	N/A	N/A	6
Mortgage revenue bond redemption	1	5,574	N/A	N/A	6
Investments in unconsolidated entities	3	6,594	N/A	N/A	9
Property loan redemption	1	8,368	N/A	$753	10

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the three months ended March 31, 2020 and 2019, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2020
Net repayment on unsecured LOCs	1	$660	No	N/A	14
Refinancing of The 50/50 Mortgage and TIF loans	2	-	Yes	N/A	16

For the Three Months Ended March 31, 2019
Proceeds from new Term A/B Financings with Deutsche Bank	2	$5,264	Yes	N/A	15

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

COVID-19 Update

The current outbreak of the novel coronavirus (“COVID-19”) is currently disrupting supply chains and affecting production, sales and employment across a range of industries. The Partnership is continually assessing the impact of COVID-19 on its business operation, liquidity, and investment performance. The extent of the impact of COVID-19 on the Partnership’s financial condition and results of operations will depend on certain developments, including, but not limited to:

•	the scope, severity and duration of the outbreak;
•	the actions taken by various parties to contain the outbreak or mitigate its impact;
•	the impact of financial relief measures instituted by the U.S. government and the Federal Reserve; and
•	the direct and indirect economic effects of the outbreak and containment measures.

These developments are uncertain and cannot be predicted. See the “Liquidity and Capital Resources” section in this Item 2 for information regarding our uses and potential sources of liquidity for the next twelve months.

The decline in U.S. economic activity as a result of the COVID-19 outbreak has negatively impacted employment and earnings for individuals that utilize affordable housing, such as the Residential Properties securing our MRB investments. The U.S. government has instituted various relief measures intended to provide economic assistance to business and individuals, but it is uncertain if such relief measures will be sufficient to prevent increasing rental delinquencies. The Partnership continually communicates with the property owners and property management service providers associated with the Residential Properties securing our MRB investments regarding operations and rental collections. Based on reports from these parties, the average overall rental collection rate for the Residential Properties was 94% for April 2020 rental charges. However, property owners and property managers have cautioned that April collection data should not be used as a predictor for rent collections in future months due to the uncertainty of developments related to COVID-19. If the Residential Properties experience a significant increase in delinquent rents in future months, our borrowers may be unable to make contractual principal and interest payments required by the MRBs, negatively impacting the Partnership’s cash flows and leading to potential MRB defaults. As of the date of this report, no borrowers associated with the Residential Properties have made a request for forbearance or other relief related to contractual debt service payments on the Partnership’s MRBs. MRB defaults could cause defaults on our financing arrangements, triggering either a termination and repayment of the related debt or a sale of the underlying MRB. The Partnership may choose to provide support to Residential Properties through supplemental taxable property loans in order to prevent MRB defaults. We are continually monitoring rent collections and financial results of the Residential Properties for signs of stress and will proactively work with borrowers on a case-by-case basis. COVID-19 may negatively impact the performance of the commercial property associated with the Pro Nova 2014-1 MRB in the form of lower patient volume and revenues.

Our investments in unconsolidated entities are related to the development of market-rate multifamily properties. Many of these properties are in construction and have, to date, not experienced any material supply chain disruptions for either materials or labor. However, it is uncertain if such supply chain disruptions will occur in the future. The shelter-in-place and social distancing measures imposed as a result of the COVID-19 outbreak have created challenges for the leasing of units at projects that have completed construction. If such challenges persist for an extended period of time, it will negatively impact our returns and cash flows from these investments and may cause impairment losses in future periods.

The MF Properties are adjacent to universities and serve primarily university students. During March 2020, both universities adjacent to our MF Properties, the University of Nebraska-Lincoln and San Diego State University, suspended on-campus classes for the remainder of the 2019-2020 school year in response to the COVID-19 outbreak and began releasing on-campus students from their housing contracts. We continue to enforce the terms of our lease contracts with tenants and will work with tenants experiencing financial difficulties on a case-by-case basis. We are continually monitoring rent collections but are uncertain what impact the university closures will have on such collections through the terms of the leases, which typically run through July of each year.  If the COVID-19 outbreak and related mitigation strategies extend into the fall of 2020, the universities may not offer on-campus classes, which would adversely impact occupancy and operating results of the MF Properties for the 2020-2021 school year.

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

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$10,206	$10,443	$(237)	-2.3%
Interest expense	5,498	5,649	(151)	-2.7%
Segment net income	440	2,043	(1,603)	-78.5%

The following tables summarize the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended March 31, 2020 and 2019. The net of interest income from interest-earning assets and interest expense for interest-bearing liabilities is the segment’s net interest income. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended March 31,
	2020				2019
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$672,710	$9,990	5.9%		$671,860	$10,213	6.1%
Property loans	7,999	156	7.8%		7,593	141	7.4%
Other investments	1,724	46	10.7%		1,783	47	10.5%
Total interest-earning assets	$682,433	$10,192	6.0%		$681,236	$10,401	6.1%
MRB redemption income		-				29
Non-investment income		14				13
Total revenues		$10,206				$10,443

Interest-bearing liabilities:
Unsecured lines of credit	$13,035	$186	5.7%		$35,659	$487	5.5%
Fixed TEBS financing	291,308	2,884	4.0%		220,909	2,327	4.2%
Variable TEBS financing	79,361	625	3.2%		153,931	1,438	3.7%
Fixed Term A/B & TOB financing	64,918	1,128	7.0%	(1)	98,588	1,090	4.4%
Variable TOB financing	67,993	700	4.1%		N/A	N/A	N/A
Derivative fair value adjustments	N/A	(25)	N/A		N/A	307	N/A
Total interest-bearing liabilities	$516,615	$5,498	4.3%		$509,087	$5,649	4.4%
Net interest income		$4,694	2.8%			$4,752	2.8%

(1)

The increase in the average interest rate was due primarily to approximately $425,000 of additional interest expense accrued as of March 31, 2020 related to the anticipated termination of the Term A/B Trusts and Master Trust Agreement with Deutsche Bank in April 2020.

The following tables summarize the changes in interest income and interest expense between the three months ended March 31, 2020 and 2019, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended March 31,2020 vs. 2019
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(223)	$13	$(236)
Property loans	15	8	7
Other investments	(1)	(2)	1
Total interest-earning assets	$(209)	$19	$(228)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(301)	$(309)	$8
Fixed TEBS financing	557	742	(185)
Variable TEBS financing	(813)	(697)	(116)
Fixed Term A/B & TOB financing	38	(372)	410
Variable TOB financing	700	700	-
Derivative fair value adjustments	(332)	N/A	(332)
Total interest-bearing liabilities	$(151)	$64	$(215)
Net interest income	$(58)	$(45)	$(13)

Comparison of the three months ended March 31, 2020 and 2019

The decreases in total revenues and total interest expense for the three months ended March 31, 2020 as compared to the same period in 2019 was due to the rate and volume changes detailed in the tables above.

Segment net income for the three months ended March 31, 2020 decreased as compared to the same period in 2019 as a result of the net decreases in total revenues and interest expense detailed in the tables above, and a $1.4 million provision for credit loss related to the impairment of the Pro Nova 2014-1 MRB.

Public Housing Capital Fund Trusts Segment

The PHC Certificates within this segment consisted of custodial receipts evidencing loans made to public housing authorities.  Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. In January 2020, we sold all of our PHC Certificates to an unrelated third party and collapsed the related debt financing.

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$174	$638	$(464)	-72.7%
Interest expense	198	382	(184)	-48.2%
Segment net income	1,391	256	1,135	443.4%

Comparison of the three months ended March 31, 2020 and 2019

Total revenues and interest expense were down for the three months ended March 31, 2020 as compared to the same period in 2019 due to the sale of the PHC Certificates in January 2020 and the collapse and payment in full of all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

Segment net income increase for the three months ended March 31, 2020 as compared to the same period in 2019 is a result of a gain of approximately $1.4 million realized upon sale of the PHC Certificates, net of the decreases in total revenue and interest expense noted above.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties. As of March 31, 2020 and 2019, the Partnership and its consolidated subsidiaries owned two MF Properties which contained a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
MF Properties
Total revenues	$1,952	$1,994	$(42)	-2.1%
Interest expense	322	364	(42)	-11.5%
Segment net loss	(253)	(437)	184	42.1%

Comparison of the three months ended March 31, 2020 and 2019

The decrease in total revenues for the three months ended March 31, 2020 as compared to the same period in 2019 is due primarily to slightly lower occupancy at the Suites on Paseo.

The decrease in interest expense for the three months ended March 31, 2020 as compared to the same period in 2019 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020.

The decrease in segment net loss for the three months ended March 31, 2020 as compared to the same period in 2019 was due to the changes in total revenues and interest expense described above, and a decrease in depreciation expense of approximately $114,000 at The 50/50 MF Property due to real estate assets that became fully depreciated in mid-2019.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily properties and issues property loans due from other multifamily properties.

The following table compares operating results for the Other Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Other Investments
Total revenues	$1,404	$4,589	$(3,185)	-69.4%
Segment net income	1,403	4,589	(3,186)	-69.4%

Comparison of the three months ended March 31, 2020 and 2019

The decrease in total revenues for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to approximately $3.0 million of contingent interest income recognized upon redemption of the Vantage at Brooks, LLC property loan in January 2019 that did not recur.

The change in segment net income for the three months ended March 31, 2020 as compared to the same period in 2019 was due to the change in total revenues and gain on sale of an unconsolidated entity discussed above.

Discussion of the Residential Properties Securing our Mortgage Revenue Bonds and MF Properties

The following tables outline information regarding the Residential Properties for which we hold MRBs as investments. The tables also contain information about the MF Properties. The narrative discussion that follows provides a brief operating analysis of each category as of and for the three months ended March 31, 2020 and 2019.

Non-Consolidated Residential Properties - Stabilized

The owners of the following Residential Properties either do not meet the definition of a VIE or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) as of March 31, 2020.  Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current as of March 31, 2020.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the Three Months Ended March 31,
Property Name	State	2020	2020	2019	2020	2019
Non-Consolidated Properties-Stabilized (3)
Courtyard	CA	108	98%	98%	95%	97%
Glenview Apartments	CA	88	98%	94%	96%	95%
Harden Ranch	CA	100	97%	97%	96%	95%
Harmony Court Bakersfield	CA	96	98%	98%	98%	95%
Harmony Terrace	CA	136	98%	99%	128%	127%
Las Palmas	CA	81	99%	100%	99%	99%
Montclair Apartments	CA	80	100%	100%	103%	103%
Montecito at Williams Ranch Apartments	CA	132	96%	95%	107%	100%
San Vicente	CA	50	100%	98%	104%	99%
Santa Fe Apartments	CA	89	96%	100%	92%	96%
Seasons at Simi Valley	CA	69	99%	100%	120%	118%
Seasons Lakewood	CA	85	100%	100%	107%	102%
Seasons San Juan Capistrano	CA	112	96%	98%	103%	103%
Solano Vista	CA	96	98%	98%	106%	106%
Summerhill	CA	128	98%	96%	102%	98%
Sycamore Walk	CA	112	98%	98%	86%	98%
The Village at Madera	CA	75	100%	100%	98%	97%
Tyler Park Townhomes	CA	88	99%	100%	97%	98%
Vineyard Gardens	CA	62	100%	100%	102%	100%
Westside Village Market	CA	81	99%	100%	95%	100%
Brookstone	IL	168	93%	97%	104%	100%
Copper Gate Apartments	IN	128	98%	99%	95%	100%
Renaissance (5)	LA	208	95%	98%	89%	72%
Live 929 Apartments	MD	568	93%	86%	94%	86%
Woodlynn Village	MN	59	98%	98%	98%	97%
Gateway Village	NC	64	97%	98%	85%	99%
Greens Property	NC	168	98%	98%	92%	91%
Lynnhaven Apartments	NC	75	93%	99%	86%	98%
Silver Moon	NM	151	92%	90%	92%	89%
Village at Avalon	NM	240	98%	96%	96%	94%
Ohio Properties (4)	OH	362	96%	98%	95%	94%
Bridle Ridge	SC	152	100%	99%	96%	90%
Columbia Gardens	SC	188	91%	96%	91%	93%
Companion at Thornhill Apartments	SC	179	99%	99%	90%	92%
Cross Creek	SC	144	97%	95%	92%	88%
Rosewood Townhomes	SC	100	99%	92%	90%	75%
South Pointe Apartments	SC	256	98%	83%	95%	69%
The Palms at Premier Park Apartments	SC	240	99%	97%	91%	89%
Village at River's Edge	SC	124	96%	99%	80%	98%
Willow Run	SC	200	85%	92%	85%	90%
Arbors at Hickory Ridge (5)	TN	348	90%	91%	76%	85%
Avistar at Copperfield	TX	192	94%	93%	87%	87%
Avistar at the Crest	TX	200	92%	91%	81%	70%
Avistar at the Oaks	TX	156	97%	95%	89%	87%
Avistar at the Parkway	TX	236	91%	86%	82%	77%
Avistar at Wilcrest	TX	88	93%	95%	81%	83%
Avistar at Wood Hollow	TX	409	97%	98%	93%	91%
Avistar in 09	TX	133	100%	95%	93%	88%
Avistar on the Boulevard	TX	344	94%	91%	80%	83%
Avistar on the Hills	TX	129	95%	95%	87%	83%
Bruton Apartments	TX	264	92%	96%	81%	90%
Concord at Gulfgate	TX	288	93%	94%	85%	80%
Concord at Little York	TX	276	94%	92%	85%	87%
Concord at Williamcrest	TX	288	97%	99%	89%	92%
Crossing at 1415	TX	112	97%	91%	90%	80%
Decatur Angle	TX	302	91%	92%	78%	81%
Esperanza at Palo Alto	TX	322	89%	91%	83%	82%
Heights at 515	TX	96	96%	99%	92%	90%
Heritage Square	TX	204	92%	83%	78%	68%
Oaks at Georgetown	TX	192	94%	95%	88%	92%
Runnymede	TX	252	99%	99%	91%	97%
Southpark	TX	192	100%	98%	96%	94%
15 West Apartments	WA	120	97%	98%	97%	96%
		10,785	95%	95%	90%	89%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(4)	The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.
(5)	The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2019.

Physical occupancy and economic occupancy as of and for the three months ended March 31, 2020 were relatively consistent with the same period in 2019.

The COVID-19 outbreak may have a negative impact on economic occupancy and physical occupancy in the future due to rising unemployment and lower household income. At this point, the extent to which COVID-19 may impact these metrics in the future is uncertain.

Non-Consolidated Residential Properties - Not Stabilized

The owner of the following Residential Property does not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of this property on a consolidated basis.  This Residential Property has not met the stabilization criteria (see footnote 3 below the table) as of March 31, 2020. Debt service on the Partnership’s MRB for this non-consolidated non-stabilized property was current as of March 31, 2020.  The amounts presented below were obtained from records provided by the property owner and its related property management service provider.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the Three Months Ended March 31,
Property Name	State	2020	2020	2019	2020	2019
Non-Consolidated Properties-Non Stabilized (3)
Montevista (4)	CA	82	98%	n/a	118%	n/a
		82	98%	n/a	118%	n/a

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

This property was undergoing rehabilitation.  As such, this property is not considered stabilized as it has not met the criteria for stabilization. A property is considered stabilized once it reaches 90% physical occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for a period after completion of the rehabilitation.

(4)	Previous period occupancy information is not available as this was a new investment acquired after March 31, 2019.

The Partnership had only one property that had not stabilized as of March 31, 2020. The Partnership expects Montevista to stabilize in the third or fourth quarter of 2020.

MF Properties

As of March 31, 2020, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the three months ended March 31, 2020, both MF Properties met the stabilization criteria (see footnote 3 below the table). The 50/50 MF property is encumbered by mortgage loans with an aggregate principal balance of $26.7 million as of March 31, 2020.  Debt service on our mortgage payables was current as of March 31, 2020.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the Three Months Ended March 31,
Property Name	State	2020	2020	2019	2020	2019
MF Properties-Stabilized (3)
Suites on Paseo	CA	384	83%	92%	78%	87%
The 50/50 Property	NE	475	98%	98%	91%	90%
		859	92%	95%	84%	88%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

The physical occupancy and economic occupancy as of and for the three months ended March 31, 2020 decreased as compared to the same period in 2019 due to a decrease in overall occupancy at the Suites on Paseo beginning in January 2020.

The COVID-19 outbreak and the related closure of the universities adjacent to our MF Properties may have a negative impact on economic occupancy and physical occupancy in the future, especially if the universities do not resume on-campus classes in the fall of 2020. At this point, the extent to which COVID-19 may impact these metrics in the future is uncertain.

Results of Operations

The tables and following discussions of the Partnership’s change in operating results for the three months ended March 31, 2020 and 2019 should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The table below compares revenue and other income for the Partnership for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues and Other Income:
Investment income	$11,544	$12,408	$(864)	-7.0%
Property revenues	1,952	1,994	(42)	-2.1%
Contingent interest income	12	3,012	(3,000)	-99.6%
Other interest income	228	222	6	2.7%
Other income	-	29	(29)	-100.0%
Gain on sale of securities	1,416	-	1,416	N/A
Total Revenues and Other Income	$15,152	$17,665	$(2,513)	-14.2%

Discussion of the Total Revenues and Other Income for the Three Months Ended March 31, 2020 and 2019

Investment income.    The decrease in investment income for the three months ended March 31, 2020 as compared to the same period in 2019 was due to the following factors:

•

An increase of approximately $19,000 and a decrease of approximately $228,000 related to changes in MRB volume and interest rates, respectively. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•	A decrease of approximately $464,000 in investment interest income related to the PHC Certificates that were sold in January 2020.

Property revenues.  The decrease in property revenues for the three months ended March 31, 2020 as compared to the same period in 2019 was due primarily to slightly lower occupancy at the Suites on Paseo.

Contingent interest income. There was minimal contingent interest income recognized for the three months ended March 31, 2020. The contingent interest income recognized for the three months ended March 31, 2019 was realized upon redemption of the Vantage at Brooks, LLC property loan in January 2019.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. Other interest income was consistent for the three months ended March 31, 2020 as compared to the same period in 2019.

Other income. Other income was minimal for the three months ended March 31, 2020 and 2019.

Gain on sale of securities.  The gain on sale of securities for the three months ended March 31, 2020 related to the sale of the PHC Certificates in January 2020. There was no gain on sale of securities reported for the three months ended March 31, 2019.

The table below compares expenses for the Partnership for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,175	$1,177	$(2)	-0.2%
Provision for credit loss	1,358	-	1,358	N/A
Depreciation and amortization	709	821	(112)	-13.6%
Interest expense	6,018	6,395	(377)	-5.9%
General and administrative	2,899	2,778	121	4.4%
Total Expenses	$12,159	$11,171	$988	8.8%

Discussion of the Total Expenses for the Three Months Ended March 31, 2020 and 2019

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses were consistent for the three months ended March 31, 2020 as compared to the same period in 2019.

Provision for credit loss. Provision for credit loss for the three months ended March 31, 2020 is related to the other-than-temporary impairment of the Pro Nova 2014-1 MRB. There was no provision for credit loss recognized for the three months ended March 31, 2019.

Depreciation and amortization expense.  Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the three months ended March 31, 2020 as compared to the same period in 2019 was due primarily to a decrease in depreciation expense of approximately $114,000 at The 50/50 MF Property due to real estate assets that became fully depreciated in mid-2019.

Interest expense. The decrease in interest expense for the three months ended March 31, 2020 as compared to the same period in 2019 was due primarily to a net decrease of approximately $332,000 related to fair value adjustments to interest rate derivatives, net of cash paid.

General and administrative expenses.  The increase in general and administrative expenses for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to an increase of approximately $149,000 in one-time consulting fees.

Discussion of the Income Tax Expense for the Three Months Ended March 31, 2020 and 2019

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. The Greens Hold Co generated minimal taxable income for the three months ended March 31, 2020 and 2019.

Liquidity and Capital Resources

Our potential sources and uses of liquidity may be impacted by developments resulting from the COVID-19 outbreak, which are uncertain at this time. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Part II – Item 1A of this report for further information.

Our short-term liquidity requirements over the next 12 months will be primarily for distribution payments, operational expenses, equity investment commitments, and debt service (principal and/or interest payments) on our debt financings. We expect to meet these liquidity requirements primarily using cash on hand and operating cash flows from our investments and MF Properties. We expect to refinance our debt financings maturing within the next 12 months with the same or similar lenders prior to maturity.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable and additional investments in MRBs and unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs, proceeds from asset sales and redemptions, and the issuance of additional Beneficial Unit Certificates (“BUCs”) and Series A Preferred Units.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Operating cash flows from investments in MRBs and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Unsecured lines of credit;
•	Proceeds from obtaining or increasing leverage of debt;
•	Issuances of BUCs and Series A Preferred Units; and
•	Proceeds from the sale of assets.

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

Unsecured Lines of Credit

We maintain two unsecured lines of credit with a financial institution. Our unsecured operating line of credit (“LOC”) allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended March 31, 2020.  In addition, we have fulfilled this requirement for the second quarter of 2020. We have $10.0 million available on the operating LOC at March 31, 2020.

Our unsecured non-operating LOC allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate, MRBs and taxable MRBs. Advances on the unsecured LOC are due on the 270th day following the advance date, but may be extended by making certain payments for up to an additional 270 days. The unsecured non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of March 31, 2020. We anticipate paying off the balances on our unsecured non-operating LOC by entering into debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We have approximately $37.5 million available on the unsecured non-operating LOC as of March 31, 2020.

Proceeds from Obtaining or Increasing Leverage of Debt

We hold certain investments that are not associated with our debt financings, mortgages payable or non-operating line of credit. The Partnership may obtain leverage for these investments by posting the investments as security. As of March 31, 2020, the Partnership’s largest unleveraged asset was the Suites at Paseo MF Property.

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

The Partnership is authorized to issue Series A Preferred Units under the Partnership Agreement. As of March 31, 2020, we have issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated as of October 25, 2017.  The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs, if the General Partner deems such offerings to be necessary and otherwise consistent with the Partnership’s strategic initiatives. The Partnership is able to issue Series A Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units, inclusive of the amount to be issued.

Proceeds from the Sale of Assets

We may, from time to time, sell our investments in MRBs, investments in unconsolidated entities and MF Properties consistent with our strategic plans. Our ability to dispose of such investments on favorable terms is dependent upon a number of factors including (but not limited to) the availability of credit to potential buyers to purchase investments at prices we consider acceptable. In addition, potential adverse changes to general market and economic conditions may negatively impact our ability to sell our investments in the future.

In January 2020, we sold our PHC Certificates to an unrelated party. We received net proceeds of approximately $8.6 million, after the payment of principal, interest and expenses related to the collapse of the related secured TOB Trust financing.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General and administrative expenses;
•	Distributions paid to holders of Series A Preferred Units and BUCs;

•	Investments in additional MRBs, property loans and unconsolidated entities;
•	Debt service on debt financings and mortgages payable; and
•	Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of the Partnership’s operations.  For additional details, see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, and the section captioned “Cash flows from operating activities” in the Partnership’s condensed consolidated statements of cash flows set forth in Item 1 of this Quarterly Report on Form 10-Q.

Distributions Paid to Holders of Series A Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%.  The Series A Preferred Units are non-cumulative, non-voting and non-convertible.

We paid total annual distributions of $0.50 per BUC, payable quarterly at $0.125 per BUC, during the year ended December 31, 2019, and paid a quarterly distribution of $0.125 per BUC during the three months ended March 31, 2020.

The Partnership and its General Partner continually assess the level of distributions for the Series A Preferred Units and BUCs based on cash available for distribution, financial performance and other factors consider relevant, including the effects of COVID-19.

Investments in Additional MRBs, Property Loans and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in quality multifamily properties through either the acquisition of MRBs, property loans or equity investments in both existing and new markets. We evaluate investment opportunities based on (but not limited to) our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term liquidity sources, and the availability of investment capital.

Debt Service on Debt Financings and Mortgages Payable

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs and other investments. The financing arrangements generally involve the securitization of MRBs and other investments into trusts whereby we retain beneficial interests in the trusts that provide certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties with the residual interests retained by the Partnership. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests. In addition, the Partnership may be required to post collateral if the value of MRBs securitized in TOB Trusts drops below a threshold in the aggregate. We anticipate that cash flows from the securitized assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

We actively manage both our fixed and variable rate debt financings. The following table summarizes our fixed and variable rate debt financings as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Debt Financing Type	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	$355,388,576	70.7%	$356,258,799	66.1%
Variable	147,186,186	29.3%	182,329,180	33.9%
Total	$502,574,762		$538,587,979

During 2019, we began to strategically diversify our lending relationships to reduce our exposure to Deutsche Bank. Subsequent to March 31, 2020, we terminated all outstanding arrangements with Deutsche Bank, consisting of the Term TOB Trust, Term A/B Trusts and Master Trust Agreement. The debt financing structures were collapsed and replaced with variable-rate TOB Trust debt financings with Mizuho. The termination of the Master Trust Agreement with Deutsche Bank released the Partnership from various financial covenants that limited the Partnership’s liquidity and that exposed the Partnership to risk of covenant violations due to changes in its market capitalization, which is outside of the Partnership’s control. See Note 24 to the Partnership’s condensed consolidated financial statements for additional information.

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

In February 2020, the Partnership refinanced The 50/50 MF Property mortgage loan with its existing lender.  The maturity date of the mortgage loan was extended seven years to April 2027 and the interest rate was fixed at 4.35%. In February 2020, the Partnership also refinanced The 50/50 MF Property TIF loan with its existing lender. The maturity date of the TIF loan was extended five years to March 2025 and the interest rate was lowered to 4.4%.

We anticipate refinancing all debt financing arrangements maturing in 2020 with similar arrangements of terms greater than one year. We typically refinance arrangements with existing lenders, assuming the terms are acceptable to the Partnership. We may also explore other financing options with Freddie Mac, Fannie Mae, other investment banks or other lenders in the market.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments by the Partnership.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s General Partner. The Board of Managers of Greystone Manager retains the right to change the leverage constraint in the future based on consider of factors the Board of Managers considers relevant. The leverage utilized is dependent upon several factors, including, but not limited to, the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns and allowances for MRBs, property loans, and taxable MRBs, and initial cost for deferred financing costs and MF Properties. As of March 31, 2020, our overall leverage ratio was approximately 60%.

Cash Flows

For the three months ended March 31, 2020, we used cash of $7.4 million, which was the net result of $2.3 million provided by operating activities, $37.5 million provided by investing activities, and $47.2 million used in financing activities.

Cash provided by operating activities totaled $2.3 million for the three months ended March 31, 2020, as compared to $3.6 million generated for the three months ended March 31, 2019. The decrease between periods was primarily due to a decrease of $3.5 million in net income, offset by a $2.2 million increase in adjustments to reconcile net income to net cash provided by operating activities.

Cash provided by investing activities totaled $37.5 million for the three months ended March 31, 2020, as compared to cash provided of $8.3 million for the three months ended March 31, 2019. The change between periods was predominantly due to an increase of $40.6 million received on the sale of the PHC Certificates, offset by a decrease of $11.4 million of principal payments received on property loans and contingent interest. The remaining difference was due to offsetting cash flows from our various investments in MRBs, PHCs, property loans and contributions to unconsolidated entities.

Cash used in financing activities totaled $47.2 million for the three months ended March 31, 2020, as compared to cash used of $6.1 million for the three months ended March 31, 2019. The change between periods was predominantly due to an increase of $38.3 million in net payments on debt financing and an increase of $2.1 million in BUC repurchases.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provisions for credit and loan losses, impairments on MRBs, PHC Certificates, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s condensed consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and Series A Preferred Unit distributions and accretion.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020	2019
Net income	$2,981,757	$6,451,813
Change in fair value of derivatives and interest rate derivative amortization	(25,201)	306,591
Depreciation and amortization expense	709,438	820,808
Reversal of impairment on securities (1)	(1,902,979)	-
Provision for credit loss	1,357,681	-
Amortization of deferred financing costs	358,908	361,305
RUA compensation expense	39,068	184,184
Deferred income taxes	(30,921)	(40,692)
Redeemable Series A Preferred Unit distribution and accretion	(717,763)	(717,763)
Tier 2 Income distributable to the General Partner (2)	80,501	(753,025)
Bond purchase premium (discount) amortization (accretion), net of cash received	(13,806)	(38,952)
Total CAD	$2,836,683	$6,574,269

Weighted average number of BUCs outstanding, basic	60,754,179	60,426,177
Net income per BUC, basic	$0.04	$0.08
Total CAD per BUC, basic	$0.05	$0.11
Distributions declared, per BUC	$0.125	$0.125

(1)

This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the PHC Certificates. Such adjustments were reversed in the first quarter of 2020 upon the sale of the PHC Certificates in January 2020.

(2)

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

For the three months ended March 31, 2020, Tier 2 income was due to the gain on sale of the PHC Certificates, net of prior impairments recorded. For the three months ended March 31, 2019, Tier 2 income consisted of $3.0 million of contingent interest realized on redemption of the Vantage at Brooks, LLC property loan.

Off Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we held MRBs that are collateralized by Residential Properties and one commercial property.  The Residential Properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

Contractual Obligations

As discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2019, the debt obligation amounts maturing in 2020 consist of the principal to be paid on LOCs, various TOB, Term TOB and Term A/B debt financings with Deutsche Bank and Mizuho, and payments on the MF Property mortgages payable.  Our strategic objective is to leverage our MRB portfolio utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the Term A/B Trust program with Deutsche Bank, the TOB Trust program with Mizuho, or the Term TOB Trust program with Morgan Stanley. This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the three months ended March 31, 2020 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will be adopted in future periods, see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The COVID-19 outbreak has caused significant disruption in the financial and credit markets both globally and in the United States during the three months ended March 31, 2020. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Part II – Item 1A of this report for further information. With the exception of developments associated with COVID-19, there have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Mortgage Revenue Bonds Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield on similar MRBs, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of March 31, 2020:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$761,082	2.8%	-7.9%	3.1%	-8.7%	$21,113

Geographic Risk

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California, and South Carolina.  The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding for the dates indicated:

	March 31, 2020	December 31, 2019
Texas	43%	43%
California	17%	18%
South Carolina	17%	17%

After a review of the economic performance of properties located in Texas, California and South Carolina, as compared to general conditions in these markets, we do not believe we are exposed to adverse risk in these markets.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At March 31, 2020, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 3.9% and 4.6%;
•	The M31 TEBS facility has a variable interest rate of 5.6%;
•	The M24 and M33 TEBS facilities have fixed interest rates that range between 3.1% and 3.2%;
•	The M45 TEBS facility has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•	The Term TOB Trusts securitized by MRBs have fixed interest rates that range between 3.5% and 4.0%;
•	The Term A/B Trusts securitized by MRBs have fixed interest rates of 4.5%;
•	The TOB Trusts securitized by MRBs have variable interest rates that range between 4.6% and 6.5%; and
•	The mortgages payable have fixed interest rates of 4.4%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of March 31, 2020:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of March 31, 2020
July 2015	26,949,233	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	$-
July 2015	26,949,233	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	26,949,233	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	80,847,700	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Sept 2017	57,918,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	79,014,909	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	36,112
							$36,112

(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming a change in interest rates as of March 31, 2020:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB & Term A/B Debt Financings	$180,823	$(361,610)	$(723,173)	$(1,084,691)	$(1,446,163)
TEBS Debt Financings	209,739	(419,436)	(838,817)	(1,141,089)	(1,402,544)
Other Investment Financings	30,830	(61,616)	(123,173)	(184,672)	(246,113)
Total	$421,392	$(842,662)	$(1,685,163)	$(2,410,452)	$(3,094,820)

The above interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments on interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve.  Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions.

No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis.  Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates.

As the above information incorporates only those material positions or exposures that existed as of March 31, 2020, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2019, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2020, except for the risks disclosed in the following paragraphs.

The outbreak of the recent novel coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, may adversely affect our business activities, financial condition and results of operations.

Our business is dependent in large part on the willingness and ability of real estate developers to construct and operate the multifamily, residential, and commercial properties underlying the MRBs and other investments in the Partnership’s portfolio. The spread of a highly infectious or contagious disease, such as COVID-19, may cause severe disruptions in the U.S. economy, which may in turn disrupt the business, activities, and operations of our underlying investments, as well as our business and operations.

Since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial and credit markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in widespread sustained unemployment and financial hardship for tenants of multifamily real estate properties and cause a decrease in rent collections. The U.S. government has instituted and may continue to institute various relief measures intended to provide economic assistance to business and individuals, but it is uncertain if such relief measures will be sufficient for the tenants of multifamily real estate properties to avoid defaulting on their rent obligations, which would result in lower rent collections by lessors. In addition, many state and local governments have issued and may continue to issue regulations preventing the eviction of tenants for a period of time, which limits the ability of multifamily properties to replace non-paying tenants, which may further negatively impact rent collections. Lower rent collections will negatively impact the ability of the Residential Properties securing our MRBs to meet debt service obligations, which may cause MRBs to default or require us to provide taxable property loans to avoid defaults. In such cases, our returns may be negatively impacted. In addition, defaults of MRBs in securitized trust financing arrangements may trigger requirements for us to post collateral to support the trusts or may cause a covenant default under our financing programs such that we may be required to collapse the financing arrangements or sell the underlying MRBs and cover any shortfall in proceeds. In March 2020, we were required to post additional collateral for a short period of time related to the TOB Trusts due to fluctuations in market prices and the impact to the value of collateral. Similar fluctuations in the future may require us to post additional collateral, which may adversely impact our liquidity position. Lower rent collections at our MF Properties will decrease the net cash flows available to the Partnership for operations and additional investments. Lower rent collections at properties associated with our investments in unconsolidated entities will decrease the distributions received on our investments and negatively impact our returns. If COVID-19, or an outbreak of another infectious or contagious disease, causes prolonged disruptions in the general economy, overall occupancy rates and rental rates may decrease at multifamily properties and further negatively impact net cash flows. Most universities have suspended on-campus classes as a result of COVID-19 for the remainder of the 2019-2020 school year and it is uncertain if on-campus classes will resume for the 2020-2021 school year. The suspension of on-campus classes may negatively impact occupancy, rental rates and net cash flows at student properties, specifically our MF Properties.

COVID-19, or another highly infectious or contagious disease, may cause significant volatility in the financial markets and the performance of our underlying investments, which may negatively impair the value of various investments and cause us to recognize impairments. Such impairments may also require us to post additional collateral for our securitized trust financing arrangements, inhibit our ability to renew or obtain leverage for our investments, and lower the potential proceeds received on the sale of our investments. In addition, financial market volatility may prevent us from issuing additional BUCs or Series A Preferred Units, which would negatively impact our access to additional capital and liquidity.

COVID-19, or another highly infectious or contagious disease, may disrupt the supply chain for materials and labor required for the construction of Residential Properties or multifamily properties that underlie our investments in unconsolidated entities, causing delays in construction leading to additional costs to complete construction. If such disruptions are severe, it may result in a default under the mortgage loans that secure our MRBs and cause us to foreclose on the properties or require us to provide supplemental financial support. If a property associated with an investment in an unconsolidated entity is not completed or costs more to complete than anticipated, it may cause us to receive smaller distributions than expected or prevent us from receiving a return on our investments or recovering our initial investment, which would adversely affect our results of operations. If such disruptions are severe and a managing member is unable to continue operating the property, we may take over ownership of or sell the property. In addition, the Partnership may be required to reverse previously recognized preferred returns associated with these investments, negatively impacting our results of operations. In general, our overall return from our MRBs and investments in unconsolidated entities is likely to be less than if the construction had been completed on time or within budget. Shelter-in-place and social distancing measures imposed as a result of COVID-19, or another highly infectious disease, will create challenges for the leasing of units and stabilization of projects that have completed construction. If such challenges persist for an extended period of time, it will negatively impact our returns and cash flows from these investments and may cause impairment losses in future periods.

COVID-19, or another highly infectious or contagious disease, may negatively impact our cash flows, financial position and results of operations to such an extent that the General Partner of the Partnership may determine to reduce distributions to the holders of our Series A Preferred Units and BUCs. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us.

The extent to which COVID-19 impacts our operations and those of our borrowers, tenants and investments will depend on future developments, which are highly uncertain and cannot be predicted with any reasonable degree of certainty at this time, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. Nevertheless, if COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2020, the Partnership announced that the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s general partner, authorized a BUC repurchase program for up to 290,000 of the Partnership’s outstanding BUCs. Under the terms of the repurchase program, BUCs could be repurchased from time to time at the Partnership’s discretion on the open market, through block trades, or otherwise, subject to market conditions, applicable legal requirements, and other considerations.  The program did not have a stated expiration date and was to continue until all the BUCs authorized under the program had been repurchased, or the program was otherwise modified or terminated by the Board in its sole discretion.  During the three months ended March 31, 2020, the Partnership repurchased 290,000 BUCs for a total purchase price of $2.1 million.

Information on the BUCs repurchased under the program during the three months ended March 31, 2020 is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
January 1 - January 31, 2020	-	$-	-	-
February 1 - February 29, 2020	20,727	7.15	20,727	269,273
March 1 - March 31, 2020	269,273	7.27	269,273	-
	290,000	$7.26	290,000

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: May 6, 2020	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: May 6, 2020	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer