Form 10-Q
period 2020-06-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2020-08-04
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, the registrant had 60,545,204  Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. outstanding.

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

These forward-looking statements are subject, but not limited, to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”) and governmental issuer loan (“GIL”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential properties and commercial properties;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$36,143,639	$42,308,153
Restricted cash	981,082	877,828
Interest receivable, net	7,536,789	7,432,433
Mortgage revenue bonds held in trust, at fair value (Note 6)	744,663,143	743,587,715
Mortgage revenue bonds, at fair value (Note 6)	42,961,828	30,009,750
Governmental issuer loan (Note 7)	40,000,000	-
Public housing capital fund trust certificates, at fair value (Note 8)	-	43,349,357
Real estate assets: (Note 9)
Land and improvements	4,875,265	4,906,130
Buildings and improvements	72,060,565	72,011,533
Real estate assets before accumulated depreciation	76,935,830	76,917,663
Accumulated depreciation	(16,773,436)	(15,357,700)
Net real estate assets	60,162,394	61,559,963
Investments in unconsolidated entities (Note 10)	91,643,668	86,981,864
Property loans, net of loan loss allowance (Note 11)	9,666,870	7,999,094
Other assets (Note 13)	4,730,055	5,062,351
Total Assets	$1,038,489,468	$1,029,168,508

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 14)	$8,475,675	$9,036,167
Distribution payable	3,686,982	7,607,984
Unsecured lines of credit (Note 15)	18,695,000	13,200,000
Debt financing, net (Note 16)	538,948,049	536,197,421
Mortgages payable and other secured financing, net (Note 17)	26,391,908	26,802,246
Total Liabilities	596,197,614	592,843,818

Commitments and Contingencies (Note 19)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 20)	94,404,452	94,386,427

Partnersʼ Capital:
General Partner (Note 1)	815,686	735,128
Beneficial Unit Certificates ("BUCs," Note 1)	347,071,716	341,203,135
Total Partnersʼ Capital	347,887,402	341,938,263
Total Liabilities and Partnersʼ Capital	$1,038,489,468	$1,029,168,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Investment income	$12,401,819	$12,074,669	$23,945,242	$24,482,545
Property revenues	1,856,954	2,034,796	3,809,201	4,028,425
Contingent interest income	-	30,000	12,043	3,042,102
Other interest income	219,646	206,869	448,068	429,107
Other income	-	-	-	28,753
Total revenues	14,478,419	14,346,334	28,214,554	32,010,932
Expenses:
Real estate operating (exclusive of items shown below)	854,424	919,256	2,029,798	2,096,074
Provision for credit loss (Note 6)	464,675	-	1,822,356	-
Impairment charge on real estate assets	25,200	-	25,200	-
Depreciation and amortization	712,081	819,804	1,421,519	1,640,612
Interest expense	4,889,316	6,206,935	10,907,284	12,601,855
General and administrative	2,846,371	2,496,798	5,744,897	5,275,389
Total expenses	9,792,067	10,442,793	21,951,054	21,613,930
Other Income:
Gain on sale of securities	-	-	1,416,023	-
Income before income taxes	4,686,352	3,903,541	7,679,523	10,397,002
Income tax expense	98,004	17,351	109,418	58,999
Net income	4,588,348	3,886,190	7,570,105	10,338,003
Redeemable Series A Preferred Unit distributions and accretion	(717,762)	(717,763)	(1,435,525)	(1,435,526)
Net income available to Partners	$3,870,586	$3,168,427	$6,134,580	$8,902,477

Net income (loss) available to Partners allocated to:
General Partner	$38,706	$31,684	$(14,698)	$811,929
Limited Partners - BUCs	3,806,395	3,103,581	6,118,611	8,024,225
Limited Partners - Restricted units	25,485	33,162	30,667	66,323
	$3,870,586	$3,168,427	$6,134,580	$8,902,477
BUC holders' interest in net income per BUC, basic and diluted	$0.06	$0.05	$0.10	$0.13
Weighted average number of BUCs outstanding, basic	60,545,204	60,426,177	60,649,692	60,426,177
Weighted average number of BUCs outstanding, diluted	60,545,204	60,426,177	60,649,692	60,426,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$4,588,348	$3,886,190	$7,570,105	$10,338,003
Reversal of net unrealized gains on sale of securities	-	-	(1,408,804)	-
Reversal of net unrealized loss on securities to provision for credit loss	-	-	372,169	-
Unrealized gain on securities	20,971,649	14,920,081	13,913,913	23,064,008
Comprehensive income	$25,559,997	$18,806,271	$20,447,383	$33,402,011

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$735,128	60,835,204	$341,203,135	$341,938,263	$99,308,677
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(80,501)	-	(7,969,618)	(8,050,119)	-
Distribution of Tier 2 loss (Note 3)	80,501	-	365,218	445,719	-
Net income (loss) allocable to Partners	(53,404)	-	2,317,398	2,263,994	-
Repurchase of BUCs	-	(290,000)	(2,106,673)	(2,106,673)	-
Restricted units awarded	-	290,000	-	-	-
Restricted unit compensation expense	391	-	38,677	39,068	-
Unrealized loss on securities	(70,577)	-	(6,987,159)	(7,057,736)	(7,057,736)
Reversal of net unrealized gains on sale of securities	(14,088)	-	(1,394,716)	(1,408,804)	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	3,722	-	368,447	372,169	372,169
Balance as of March 31, 2020	601,172	60,835,204	325,834,709	326,435,881	91,214,306
Distributions paid or accrued ($0.06 per BUC):
Regular distribution	(36,870)	-	(3,650,112)	(3,686,982)	-
Net income allocable to Partners	38,706	-	3,831,880	3,870,586	-
Restricted unit compensation expense	2,962	-	293,306	296,268	-
Unrealized gain on securities	209,716	-	20,761,933	20,971,649	20,971,649
Balance as of June 30, 2020	$815,686	$60,835,204	$347,071,716	$347,887,402	$112,185,955

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$344,590	60,691,467	$304,121,151	$304,465,741	$58,978,042
Cumulative effect of accounting change (Note 14)	(2)	-	(210)	(212)	-
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(53,812)	-	(5,327,357)	(5,381,169)	-
Distribution of Tier 2 income (Note 3)	(753,025)	-	(2,259,077)	(3,012,102)	-
Net income allocable to Partners	780,245	-	4,953,805	5,734,050	-
Restricted unit compensation expense	1,842	-	182,342	184,184	-
Unrealized gain on securities	81,439	-	8,062,488	8,143,927	8,143,927
Balance as of March 31, 2019	401,277	60,691,467	309,733,142	310,134,419	67,121,969
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(76,631)	-	(7,586,433)	(7,663,064)	-
Net income allocable to Partners	31,684	-	3,136,743	3,168,427	-
Restricted unit compensation expense	1,862	-	184,368	186,230	-
Unrealized gain on securities	149,201	-	14,770,880	14,920,081	14,920,081
Balance as of June 30, 2019	$507,393	60,691,467	$320,238,700	$320,746,093	$82,042,050

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,570,105	$10,338,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,421,519	1,640,612
Gain on sale of investment in securities	(1,416,023)	-
Provision for credit loss	1,822,356	-
Contingent interest realized on investing activities	(12,043)	(3,042,102)
Impairment charge on real estate assets	25,200	-
(Gain) loss on derivatives, net of cash paid	(18,915)	508,354
Restricted unit compensation expense	335,336	370,414
Bond premium/discount amortization	(48,021)	(67,657)
Debt premium amortization	(20,229)	-
Amortization of deferred financing costs	791,026	731,006
Deferred income tax expense & income tax payable/receivable	90,927	172,965
Change in preferred return receivable from unconsolidated entities, net	(1,260,261)	(3,005,017)
Changes in operating assets and liabilities
Increase in interest receivable	(104,356)	(207,986)
Decrease in other assets	362,468	734,903
Decrease in accounts payable and accrued expenses	(597,859)	(1,051,467)
Net cash provided by operating activities	8,941,230	7,122,028
Cash flows from investing activities:
Capital expenditures	(116,887)	(58,247)
Acquisition of mortgage revenue bonds	(7,489,950)	(19,250,000)
Advances on governmental issuer loan	(40,000,000)	-
Contributions to unconsolidated entities	(11,163,709)	(17,285,950)
Advances on property loans	(1,667,776)	-
Principal payments received on mortgage revenue bonds	5,904,044	14,341,785
Proceeds from sale of PHC Certificates	43,349,357	-
Principal payments received on PHC Certificates	-	2,767,166
Proceeds from sale of investment in an unconsolidated entity	7,762,166	-
Principal payments received on taxable mortgage revenue bonds	4,324	23,953
Principal payments received on property loans and contingent interest	12,043	11,409,737
Net cash used in investing activities	(3,406,388)	(8,051,556)
Cash flows from financing activities:
Distributions paid	(16,629,884)	(17,386,938)
Repurchase of BUCs	(2,106,673)	-
Proceeds from debt financing	91,386,000	18,430,500
Principal payments on debt financing	(88,985,375)	(5,271,169)
Principal payments on mortgages payable	(419,128)	(373,843)
Principal borrowing on unsecured lines of credit	7,475,000	23,200,000
Principal payments on unsecured lines of credit	(1,980,000)	(35,659,200)
Decrease in security deposit liability related to restricted cash	(50,617)	(26,397)
Debt financing and other deferred costs	(285,425)	(105,457)
Net cash used in financing activities	(11,596,102)	(17,192,504)
Net decrease in cash, cash equivalents and restricted cash	(6,061,260)	(18,122,032)
Cash, cash equivalents and restricted cash at beginning of period	43,185,981	33,268,611
Cash, cash equivalents and restricted cash at end of period	$37,124,721	$15,146,579

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,226,352	$11,297,205
Cash paid during the period for income taxes	18,491	155,000
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$3,686,982	$7,663,064
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Capital expenditures financed through accounts payable	-	360
Deferred financing costs financed through accounts payable	55,557	35,969

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$36,143,639	$13,821,980
Restricted cash	981,082	1,324,599
Total cash, cash equivalents and restricted cash	$37,124,721	$15,146,579

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

The Partnership’s sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), an affiliate of Greystone & Co., Inc. (collectively with its affiliates, “Greystone”).

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has also issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) that represent limited interests in the Partnership under the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership pursuant to subscription agreements with five financial institutions (see Note 20). The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders.”

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P., its consolidated subsidiaries and consolidated variable interest entities (see Note 5). All intercompany transactions are eliminated.  The consolidated subsidiaries of the Partnership for the periods presented consist of:

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

Impairment of Mortgage Revenue Bonds

The Partnership periodically reviews its MRBs for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including:

•	The duration and severity of the decline in fair value;
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers;
•	Adverse conditions specifically related to the security, its collateral, or both;
•	Volatility of the fair value of the security;
•	The likelihood of the borrower being able to make scheduled interest or principal payments;
•	Failure of the issuer to make scheduled interest or principal payments; and
•	Recoveries or additional declines in fair value after the balance sheet date.

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost.

If a MRB’s estimated fair value is below amortized cost, and the Partnership has the intent to sell or may be required to sell the MRB prior to the time that its value recovers or until maturity, the Partnership will record an other-than-temporary impairment through earnings equal to the difference between the MRB’s carrying value and its fair value. If the Partnership does not expect to sell an other-than-temporarily impaired MRB, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings as a provision for credit loss, with the remainder recognized as a component of other comprehensive income (loss). In determining the provision for credit loss, the Partnership compares the present value of cash flows expected to be collected to the MRB’s amortized cost basis.

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s condensed consolidated financial statements. If the Partnership experiences deterioration in the values of its MRB portfolio, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. During the six months ended June 30, 2020, there was a provision for credit loss reported by the Partnership related to one MRB (see Note 6).  There were no other-than-temporary impairment charges or provision for credit loss reported during the six months ended June 30, 2019.

Investment in Governmental Issuer Loan

The Partnership accounts for its investment in a governmental issuer loan (“GIL”) under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investment in this instrument is classified as a held-to-maturity debt security and is reported at amortized cost.

The Partnership periodically reviews its GIL for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including:

•	The duration and severity of the decline in fair value;
•	Adverse conditions specifically related to the security, its collateral, or both;
•	Volatility of the fair value of the security;
•	The likelihood of the borrower being able to make scheduled interest or principal payments;
•	The failure of the borrower to make scheduled interest or principal payments; and
•	Recoveries or additional declines in fair value after the balance sheet date.

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost.

If the GIL’s estimated fair value is below amortized cost, and the Partnership does not expect to recover its entire amortized cost, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings as a provision for credit loss, with the remainder recognized as a component of other comprehensive income (loss).

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s condensed consolidated financial statements. If the Partnership experiences deterioration in the value of its GIL, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. During the three and six months ended June 30, 2020, there was not a provision for credit loss or other-than-temporary impairment charges reported by the Partnership related to its GIL.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019. These condensed consolidated financial statements and notes have been prepared consistently with the 2019 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of June 30, 2020, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2019 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

The business and economic uncertainty resulting from the COVID-19 pandemic has made estimates and assumptions more difficult to calculate. The extent of the impact of COVID-19 on the Partnership’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the underlying borrowers of MRBs and the GIL, tenants at the MF Properties and operations of the Partnership’s investments in unconsolidated entities. In addition, market volatility may cause fluctuations in the valuation of the Partnership’s MRBs, taxable MRBs, GIL, MF Properties and investments in unconsolidated entities. The extent to which COVID-19 will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).”  ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses.  ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs.  In November 2019, the FASB issued ASU 2019-10 which amended the mandatory effective dates of certain ASUs, including ASU 2016-13, based on an entity’s filing status.  As a smaller reporting company, the Partnership’s mandatory effective date for ASU 2016-13 is now January 1, 2023, and the Partnership has elected to defer adoption until that date.  The delay in implementing ASU 2016-13 will allow the Partnership to take advantage of any additional guidance that may come out from the FASB on implementing ASU 2016-13. The effective date may be sooner if the Partnership becomes an accelerated filer in the future. Prior to the issuance of ASU 2019-10, the Partnership completed an initial assessment and determined that its property loans, receivables reported within other assets, financial guarantees and commitments are within the scope of ASU 2016-13. Furthermore, the Partnership began developing data collection processes, assessment procedures and internal controls required to implement ASU 2016-13. The Partnership will continue to develop data collection processes, assessment procedures and internal controls that will be required when it does implement ASU 2016-13, and to evaluate the impact on the Partnership’s condensed consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s condensed consolidated statements of operations. The unvested Restricted Unit Awards (“RUAs”) issued under the Partnership’s 2015 Equity Incentive Plan (the “2015 Plan”) are considered participating securities. There were no dilutive BUCs for the three and six months ended June 30, 2020 and 2019.

5. Variable Interest Entities

Consolidated Variable Interest Entities (“VIEs”)

The Partnership has determined the Tender Option Bond (“TOB”), Term TOB, Term A/B and TEBS Financings are VIEs and the Partnership is the primary beneficiary (see Note 16). In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The executed agreements related to the TOB, Term TOB, Term A/B and TEBS Financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If the underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, Term TOB, Term A/B and TEBS Financings on a consolidated basis. The Partnership reports the senior Floater Certificates related to the TOB Financings, and the Class A Certificates related to the Term TOB, Term A/B and TEBS Financings as secured debt financings on the Partnership’s condensed consolidated balance sheets. The MRBs secured by the TOB, Term TOB, Term A/B and TEBS Financings, and the PHCs secured by the TOB Financings, are reported as assets on the Partnership’s condensed consolidated balance sheets (see Notes 6 and 8).

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, a GIL, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s condensed consolidated financial statements.

The Partnership held variable interests in 18 and 17 non-consolidated VIEs as of June 30, 2020 and December 31, 2019, respectively. The following table summarizes the Partnership’s variable interests in these entities as of June 30, 2020 and December 31, 2019:

	Maximum Exposure to Loss
	June 30, 2020	December 31, 2019
Mortgage revenue bonds	$32,096,000	$30,455,000
Governmental issuer loan	40,000,000	-
Property loans	1,667,776	-
Investment in unconsolidated entities	91,643,668	86,981,864
	$165,407,444	$117,436,864

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns. The difference between an MRB’s carrying value on the Partnership’s condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss for the GIL, property loans and investments in unconsolidated entities is equal to the Partnership’s carrying value.

6. Investments in Mortgage Revenue Bonds

MRBs owned by the Partnership provide construction and/or permanent financing for Residential Properties and a commercial property.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (see Note 16). All MRBs are current on contractual debt service as of June 30, 2020. The Partnership had the following investments in MRBs as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$10,104,963	$1,828,130	$-	$11,933,093
Glenview Apartments - Series A (3)	CA	4,508,920	848,201	-	5,357,121
Harmony Court Bakersfield - Series A (4)	CA	3,684,410	632,035	-	4,316,445
Harmony Terrace - Series A (4)	CA	6,820,517	1,274,532	-	8,095,049
Harden Ranch - Series A (2)	CA	6,661,912	1,313,138	-	7,975,050
Las Palmas II - Series A (4)	CA	1,671,884	322,393	-	1,994,277
Montclair Apartments - Series A (3)	CA	2,442,734	511,677	-	2,954,411
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,654,093	1,873,968	-	9,528,061
San Vicente - Series A (4)	CA	3,447,335	632,272	-	4,079,607
Santa Fe Apartments - Series A (3)	CA	2,959,281	609,255	-	3,568,536
Seasons at Simi Valley - Series A (4)	CA	4,260,003	994,172	-	5,254,175
Seasons Lakewood - Series A (4)	CA	7,265,333	1,357,653	-	8,622,986
Seasons San Juan Capistrano - Series A (4)	CA	12,232,449	2,169,826	-	14,402,275
Summerhill - Series A (4)	CA	6,344,494	1,088,354	-	7,432,848
Sycamore Walk - Series A (4)	CA	3,538,734	664,864	-	4,203,598
The Village at Madera - Series A (4)	CA	3,047,293	536,986	-	3,584,279
Tyler Park Townhomes - Series A (2)	CA	5,803,267	835,563	-	6,638,830
Vineyard Gardens - Series A (6)	CA	3,983,421	900,633	-	4,884,054
Westside Village Market - Series A (2)	CA	3,792,423	724,447	-	4,516,870
Brookstone (1)	IL	7,391,425	2,226,656	-	9,618,081
Copper Gate Apartments (2)	IN	5,005,000	677,901	-	5,682,901
Renaissance - Series A (3)	LA	10,936,829	1,863,478	-	12,800,307
Live 929 Apartments (6), (7)	MD	39,830,967	-	(477,260)	39,353,707
Woodlynn Village (1)	MN	4,146,000	53,964	-	4,199,964
Gateway Village (6)	NC	2,600,000	153,039	-	2,753,039
Greens Property - Series A (2)	NC	7,883,000	789,730	-	8,672,730
Lynnhaven Apartments (6)	NC	3,450,000	203,071	-	3,653,071
Silver Moon - Series A (3)	NM	7,730,484	1,696,898	-	9,427,382
Village at Avalon - Series A (5)	NM	16,246,373	3,688,529	-	19,934,902
Ohio Properties - Series A (1)	OH	13,791,000	60,063	-	13,851,063
Bridle Ridge (1)	SC	7,275,000	144,792	-	7,419,792
Columbia Gardens (4)	SC	12,983,220	2,304,405	-	15,287,625
Companion at Thornhill Apartments (4)	SC	11,117,797	1,782,671	-	12,900,468
Cross Creek (1)	SC	6,141,120	2,439,945	-	8,581,065
Rosewood Townhomes - Series A (6)	SC	9,280,000	1,653,451	-	10,933,451
South Pointe Apartments - Series A (6)	SC	21,600,000	4,071,774	-	25,671,774
The Palms at Premier Park Apartments (2)	SC	18,730,489	2,713,107	-	21,443,596
Village at River's Edge (4)	SC	9,837,910	2,068,508	-	11,906,418
Willow Run (4)	SC	12,802,849	2,091,951	-	14,894,800
Arbors at Hickory Ridge (2)	TN	10,984,840	1,952,655	-	12,937,495
Avistar at Copperfield - Series A (6)	TX	13,881,681	2,506,209	-	16,387,890
Avistar at the Crest - Series A (2)	TX	9,197,291	1,960,964	-	11,158,255
Avistar at the Oaks - Series A (2)	TX	7,432,683	1,573,517	-	9,006,200
Avistar at the Parkway - Series A (3)	TX	12,788,522	2,343,298	-	15,131,820
Avistar at Wilcrest - Series A (6)	TX	5,260,876	845,705	-	6,106,581
Avistar at Wood Hollow - Series A (6)	TX	39,945,710	6,893,766	-	46,839,476
Avistar in 09 - Series A (2)	TX	6,417,834	1,358,671	-	7,776,505
Avistar on the Boulevard - Series A (2)	TX	15,668,577	3,071,059	-	18,739,636
Avistar on the Hills - Series A (2)	TX	5,088,582	1,100,068	-	6,188,650
Bruton Apartments (4)	TX	17,741,983	3,729,856	-	21,471,839
Concord at Gulfgate - Series A (4)	TX	18,887,619	4,174,496	-	23,062,115
Concord at Little York - Series A (4)	TX	13,231,671	3,044,416	-	16,276,087
Concord at Williamcrest - Series A (4)	TX	20,497,275	4,622,985	-	25,120,260
Crossing at 1415 - Series A (4)	TX	7,369,164	1,473,173	-	8,842,337
Decatur Angle (4)	TX	22,364,588	4,471,786	-	26,836,374
Esperanza at Palo Alto (4)	TX	19,288,690	4,738,934	-	24,027,624
Heights at 515 - Series A (4)	TX	6,746,597	1,377,255	-	8,123,852
Heritage Square - Series A (3)	TX	10,637,915	1,699,021	-	12,336,936
Oaks at Georgetown - Series A (4)	TX	12,187,967	1,810,989	-	13,998,956
Runnymede (1)	TX	9,865,000	100,289	-	9,965,289
Southpark (1)	TX	11,585,255	2,191,903	-	13,777,158
15 West Apartments (4)	WA	9,639,432	2,584,675	-	12,224,107
Mortgage revenue bonds held in trust		$635,712,681	$109,427,722	$(477,260)	$744,663,143

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16

(5)	MRB held by Morgan Stanley in a secured financing transaction, Note 16
(6)	MRBs held by Mizuho Capital Markets, LLC in a secured financing transaction, Note 16
(7)	As of the date presented, the MRB has been in a cumulative unrealized loss for 12 consecutive months.

	June 30, 2020
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montevista - Series A & B	CA	$13,200,000	$1,885,539	$-	$15,085,539
Solano Vista - Series A	CA	2,665,000	719,622	-	3,384,622
Greens Property - Series B	NC	927,877	129,272	-	1,057,149
Arby Road Apartments - Series A	NV	7,475,000	15,415	-	7,490,415
Ohio Properties - Series B	OH	3,495,160	13,533	-	3,508,693
Rosewood Townhomes - Series B	SC	470,000	2,606	-	472,606
South Pointe Apartments - Series B	SC	1,100,000	6,099	-	1,106,099
Pro Nova 2014-1	TN	8,197,465	-	-	8,197,465
Avistar at the Crest - Series B	TX	738,480	116,511	-	854,991
Avistar at the Oaks - Series B	TX	540,485	81,576	-	622,061
Avistar at the Parkway - Series B	TX	124,144	40,059	-	164,203
Avistar in 09 - Series B	TX	445,851	69,002	-	514,853
Avistar on the Boulevard - Series B	TX	438,807	64,325	-	503,132
Mortgage revenue bonds held by the Partnership		$39,818,269	$3,143,559	$-	$42,961,828

	December 31, 2019
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,147,686	$1,602,534	$-	$11,750,220
Glenview Apartments - Series A (4)	CA	4,533,958	757,900	-	5,291,858
Harmony Court Bakersfield - Series A (5)	CA	3,699,987	549,211	-	4,249,198
Harmony Terrace - Series A (5)	CA	6,849,214	1,121,262	-	7,970,476
Harden Ranch - Series A (3)	CA	6,700,868	1,281,980	-	7,982,848
Las Palmas II - Series A (5)	CA	1,679,022	263,441	-	1,942,463
Montclair Apartments - Series A (4)	CA	2,456,298	446,558	-	2,902,856
Montecito at Williams Ranch Apartments - Series A (7)	CA	7,681,146	1,580,303	-	9,261,449
San Vicente - Series A (5)	CA	3,462,053	510,593	-	3,972,646
Santa Fe Apartments - Series A (4)	CA	2,975,713	540,988	-	3,516,701
Seasons at Simi Valley - Series A (5)	CA	4,282,477	860,856	-	5,143,333
Seasons Lakewood - Series A (5)	CA	7,295,901	1,124,372	-	8,420,273
Seasons San Juan Capistrano - Series A (5)	CA	12,283,916	1,893,075	-	14,176,991
Summerhill - Series A (5)	CA	6,371,318	797,228	-	7,168,546
Sycamore Walk - Series A (5)	CA	3,559,011	567,713	-	4,126,724
The Village at Madera - Series A (5)	CA	3,060,177	454,240	-	3,514,417
Tyler Park Townhomes - Series A (3)	CA	5,837,595	864,894	-	6,702,489
Vineyard Gardens - Series A (7)	CA	3,995,000	815,213	-	4,810,213
Westside Village Market - Series A (3)	CA	3,814,857	594,361	-	4,409,218
Brookstone (1)	IL	7,406,755	2,194,994	-	9,601,749
Copper Gate Apartments (3)	IN	5,005,000	682,497	-	5,687,497
Renaissance - Series A (4)	LA	11,001,027	1,775,086	-	12,776,113
Live 929 Apartments (7), (8)	MD	39,984,026	-	(280,711)	39,703,315
Woodlynn Village (1)	MN	4,172,000	44,510	-	4,216,510
Gateway Village (2)	NC	2,600,000	509,901	-	3,109,901
Greens Property - Series A (3)	NC	7,936,000	845,678	-	8,781,678
Lynnhaven Apartments (2)	NC	3,450,000	393,686	-	3,843,686
Silver Moon - Series A (4)	NM	7,762,116	1,166,748	-	8,928,864
Village at Avalon - Series A (6)	NM	16,302,038	3,131,843	-	19,433,881
Ohio Properties - Series A (1)	OH	13,857,000	48,813	-	13,905,813
Bridle Ridge (1)	SC	7,315,000	113,469	-	7,428,469
Columbia Gardens (5)	SC	13,064,589	2,179,744	-	15,244,333
Companion at Thornhill Apartments (5)	SC	11,178,557	1,709,040	-	12,887,597
Cross Creek (1)	SC	6,143,976	2,507,072	-	8,651,048
Rosewood Townhomes - Series A (7)	SC	9,280,000	316,916	-	9,596,916
South Pointe Apartments - Series A (7)	SC	21,600,000	835,005	-	22,435,005
The Palms at Premier Park Apartments (3)	SC	18,838,478	2,799,411	-	21,637,889
Village at River's Edge (5)	SC	9,872,297	2,236,259	-	12,108,556
Willow Run (5)	SC	12,884,191	2,100,598	-	14,984,789
Arbors at Hickory Ridge (3)	TN	11,056,825	1,934,146	-	12,990,971
Pro Nova 2014-1 (2), (8)	TN	10,022,352	-	(372,169)	9,650,183
Avistar at Copperfield - Series A (2)	TX	13,945,681	2,356,231	-	16,301,912
Avistar at the Crest - Series A (3)	TX	9,252,257	1,715,456	-	10,967,713
Avistar at the Oaks - Series A (3)	TX	7,475,794	1,336,580	-	8,812,374
Avistar at the Parkway - Series A (4)	TX	12,854,039	2,065,468	-	14,919,507
Avistar at Wilcrest - Series A (2)	TX	5,285,131	806,523	-	6,091,654
Avistar at Wood Hollow - Series A (2)	TX	40,129,878	6,450,704	-	46,580,582
Avistar in 09 - Series A (3)	TX	6,455,058	1,125,239	-	7,580,297
Avistar on the Boulevard - Series A (3)	TX	15,762,217	2,648,781	-	18,410,998
Avistar on the Hills - Series A (3)	TX	5,118,097	938,032	-	6,056,129
Bruton Apartments (5)	TX	17,807,768	3,534,702	-	21,342,470
Concord at Gulfgate - Series A (5)	TX	18,975,786	3,572,995	-	22,548,781
Concord at Little York - Series A (5)	TX	13,293,436	2,624,054	-	15,917,490
Concord at Williamcrest - Series A (5)	TX	20,592,957	3,971,001	-	24,563,958
Crossing at 1415 - Series A (5)	TX	7,405,406	1,229,438	-	8,634,844
Decatur Angle (5)	TX	22,455,747	4,198,200	-	26,653,947
Esperanza at Palo Alto (5)	TX	19,356,959	4,111,518	-	23,468,477
Heights at 515 - Series A (5)	TX	6,779,777	1,154,387	-	7,934,164
Heritage Square - Series A (4)	TX	10,695,037	1,455,672	-	12,150,709
Oaks at Georgetown - Series A (5)	TX	12,239,247	1,645,817	-	13,885,064
Runnymede (1)	TX	9,925,000	80,343	-	10,005,343
Southpark (1)	TX	11,548,337	2,334,262	-	13,882,599
15 West Apartments (5)	WA	9,673,117	2,287,904	-	11,961,021
Mortgage revenue bonds held in trust		$648,445,150	$95,795,445	$(652,880)	$743,587,715

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)	MRBs held by Deutsche Bank in a secured financing transaction, Note 16
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 16

(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(6)	MRB held by Morgan Stanley in a secured financing transaction, see Note 16
(7)	MRB held by Mizuho Capital Markets, LLC in a secured financing transaction, see Note 16
(8)	As of the date presented, the MRB had been in a cumulative unrealized loss for less than 12 consecutive months.

	December 31, 2019
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montevista - Series A & B	CA	$13,200,000	$1,654,870	$-	$14,854,870
Solano Vista - Series A & B	CA	5,768,000	625,235	-	6,393,235
Greens Property - Series B	NC	930,016	142,265	-	1,072,281
Ohio Properties - Series B	OH	3,504,171	10,363	-	3,514,534
Rosewood Townhomes - Series B	SC	470,000	1,685	-	471,685
South Pointe Apartments - Series B	SC	1,100,000	2,952	-	1,102,952
Avistar at the Crest - Series B	TX	740,876	94,819	-	835,695
Avistar at the Oaks - Series B	TX	542,170	65,455	-	607,625
Avistar at the Parkway - Series B	TX	124,305	38,045	-	162,350
Avistar in 09 - Series B	TX	447,241	53,995	-	501,236
Avistar on the Boulevard - Series B	TX	440,231	53,056	-	493,287
Mortgage revenue bonds held by the Partnership		$27,267,010	$2,742,740	$-	$30,009,750

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

During the three and six months ended June 30, 2020, the Partnership recognized a provision for credit loss of approximately $465,000 and $1.8 million, respectively, related to the Pro Nova 2014-1 MRB in its condensed consolidated statements of operations. See Note 2 for information considered in the Partnership’s evaluation of other-than-temporary impairment and credit loss of the MRBs. The credit loss related to the Pro Nova 2014-1 MRB was primarily driven by debt service shortfalls by the underlying commercial property, the borrower’s request for forbearance, and the general creditworthiness of proton therapy centers in the United States, including the impact on them of the COVID-19 pandemic.

The cumulative unrealized loss for the Live 929 Apartments MRB as of June 30, 2020, is due to recent operational results and a decline in debt service coverage. The Partnership has evaluated the operational results and loan-to-collateral value ratio for the property underlying this MRB and believes that the cumulative unrealized loss is temporary.

MRB Activity in the First Six Months of 2020

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the six months ended June 30, 2020:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Base Interest Rate	Principal Outstanding at Date of Acquisition
Arby Road Apartments - Series A (1)	June	Las Vegas, NV	180	10/1/2027	5.35%	$1,690,000
Arby Road Apartments - Series A (1)	June	Las Vegas, NV	180	4/1/2041	5.50%	5,785,000
						$7,475,000
(1)	Both MRBs are part of the same series but have different interest rates and maturity dates.

Redemptions:

The following MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the six months ended June 30, 2020:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Base Interest Rate	Principal Outstanding at Date of Redemption
Solano Vista - Series B	January	Vallejo, CA	96	1/1/2021	5.85%	$3,103,000

MRB Activity in the First Six Months of 2019

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding during the six months ended June 30, 2019:

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
						$13,960,000

7. Governmental Issuer Loan

The Partnership owns a governmental issuer loan (“GIL”) that was issued by a state governmental authority to provide construction financing for an affordable multifamily property. The Partnership expects and believes the interest earned on the GIL is excludable from gross income for federal income tax purposes. The GIL does not constitute an obligation of any state government, agency or authority and no state government, agency or authority is liable on it, nor is the taxing power of any state government pledged to the payment of principal or interest on the GIL. The GIL is secured by the borrower’s non-recourse obligation evidenced by a mortgage on all real and personal property associated with the underlying property. The sole source of the funds to pay principal and interest on the GIL is the net cash flow or the sale or refinancing proceeds from the property. The GIL shares a first mortgage lien position with a property loan also owned by the Partnership (see Note 11). The GIL is held in trust in connection with a TOB Trust financing (see Note 16). The terms of the Partnership’s GIL as of June 30, 2020 are as follows:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Variable Interest Rate	Amortized Cost
Scharbauer Flats Apartments	June	Midland, TX	300	1/1/2023 (1)	SIFMA + 3.10%	$40,000,000

(1)	The borrower may automatically extend the maturity to July 2023 and may further extend the maturity to January 2024 upon payment of a non-refundable extension fee.

An affiliate of the Partnership has forward committed to purchase the GIL at maturity, if the property has reached stabilization and other conditions are met. See Note 22 for further information. Affiliates of the borrower have guaranteed payment of principal and accrued interest on the GIL of 100% at origination, decreasing to 50% upon receipt of the certificate of occupancy, and decreasing to 25% upon achievement of 90% occupancy for 30 consecutive days.

8. Public Housing Capital Fund Trust (“PHC”) Certificates

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

On January 30, 2020, the Partnership sold its PHC Certificates to an unrelated party for approximately $43.3 million, plus accrued interest, recognizing a gain on sale of securities of approximately $1.4 million.  The PHC Certificates were held in trust at Mizuho Capital Markets, LLC (“Mizuho”) in secured TOB Trust financing transactions, which upon sale, were collapsed and all principal and interest were paid off in full (see Note 16).

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

See Note 23 for a description of the methodology and significant assumptions that were used for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates were recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

9. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of June 30, 2020 and December 31, 2019:

Real Estate Assets as of June 30, 2020
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,121,743	$42,321,011
The 50/50 MF Property	Lincoln, NE	475	-	32,938,822	32,938,822
Land held for development		(1)	1,675,997	-	1,675,997
					$76,935,830
Less accumulated depreciation					(16,773,436)
Total real estate assets					$60,162,394

(1)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Real Estate Assets as of December 31, 2019
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,073,728	$42,272,996
The 50/50 MF Property	Lincoln, NE	475	-	32,937,805	32,937,805
Land held for development		(2)	1,706,862	-	1,706,862
					$76,917,663
Less accumulated depreciation					(15,357,700)
Total real estate assets					$61,559,963

(2)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Activity in the First Six Months of 2020

As of June 30, 2020, the land held for development in Gardner, KS was under contract for sale.

In June 2020, the Partnership determined that the land held for development in Gardner, Kansas was impaired.  The Partnership recorded an impairment charge of $25,200 in the second quarter of 2020, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land.

10. Investments in Unconsolidated Entities

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

The following table provides the details of the investments in unconsolidated entities as of June 30, 2020 and December 31, 2019 and remaining equity commitment amounts as of June 30, 2020:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of June 30, 2020	Carrying Value as of December 31, 2019	Maximum Remaining Equity Commitment as of June 30, 2020
Vantage at Waco	Waco, TX	288	August 2016	May 2018	$-	$9,337,166	$-
Vantage at Powdersville	Powdersville, SC	288	November 2017	February 2020	12,295,801	12,295,801	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	7,840,500	7,840,500	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	10,570,000	10,144,052	-
Vantage at Germantown	Germantown, TN	288	June 2018	March 2020	12,344,784	11,745,155	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	N/A	14,206,483	13,516,425	-
Vantage at Coventry	Omaha, NE	294	September 2018	N/A	9,007,435	9,007,435	-
Vantage at Conroe	Conroe, TX	288	April 2019	N/A	9,901,396	8,078,519	-
Vantage at O'Connor	San Antonio, TX	288	October 2019	N/A	7,845,359	5,016,811	-
Vantage at Westover Hills	San Antonio, TX	288	January 2020	N/A	7,631,910	-	-
		2,892			$91,643,668	$86,981,864	$-

Activity in the First Six Months of 2020

In January 2020, the Partnership executed a $7.3 million equity commitment to fund construction of the Vantage at Westover Hills multifamily property.

In June 2020, Vantage at Waco sold substantially all assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $10.3 million upon sale. The Partnership recognized approximately $931,000 of “Investment Income” associated with the sale.  The Partnership may also be entitled to up to $586,000 of additional proceeds in 2020 if certain gain contingencies are satisfied.

Activity in the First Six Months of 2019:

In April 2019, the Partnership executed a $9.0 million equity commitment to fund construction of the Vantage at Conroe multifamily property.

The following table provides combined summary financial information for the Partnership’s investments in unconsolidated entities for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Property Revenues	$2,987,106	$3,103,876	$5,470,711	$5,821,144
Gain on sale of property	$6,262,992	$-	$6,262,992	$-
Net income (loss)	$4,356,453	$(571,382)	$1,837,288	$(688,445)

11. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	405,717	-	405,717
Ohio Properties	2,390,446	-	2,390,446
Scharbauer Flats Apartments	1,667,776	-	1,667,776
Total	$17,060,684	$(7,393,814)	$9,666,870

	December 31, 2019
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	405,717	-	405,717
Ohio Properties	2,390,446	-	2,390,446
Total	$15,392,908	$(7,393,814)	$7,999,094

During the three and six months ended June 30, 2020 and 2019, the interest to be earned on the Cross Creek property loans was in nonaccrual status.  The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, for the three and six months ended June 30, 2020 and 2019, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible. For the three and six months ended June 30, 2020, the outstanding property loan balance for Live 929 was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

Activity in the First Six Months of 2020

In June 2020, in addition to its acquisition of the Partnership’s GIL, the Partnership committed to loan up to $24.2 million to fund construction of Scharbauer Flats Apartments in Midland, Texas.  As of June 30, 2020, approximately $1.7 million of funds had been advanced under the property loan, with the remaining commitment to be advanced in future periods. The Scharbauer Flats Apartments property loan and  GIL (see Note 7) are on parity and share a first mortgage lien position. Affiliates of the borrower have guaranteed payment of principal and accrued interest on the GIL of 100% at origination, decreasing to 50% upon receipt of the certificate of occupancy, and decreasing to 25% upon achievement of 90% occupancy for 30 consecutive days. The property loan has a stated repayment date of January 1, 2023, with two six-month extension options, and bears interest at a variable rate.  The Partnership classified the property loan as a “loan held for sale.”

Activity in the First Six Months of 2019

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

12. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Current income tax expense	$98,964	$32,823	$141,299	$115,163
Deferred income tax benefit	(960)	(15,472)	(31,881)	(56,164)
Total income tax expense	$98,004	$17,351	$109,418	$58,999

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of June 30, 2020 and December 31, 2019.

13. Other Assets

The following table summarizes the other assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Deferred financing costs, net	$282,840	$353,862
Fair value of derivative instruments (Note 18)	29,826	10,911
Taxable mortgage revenue bonds, at fair value	1,456,279	1,383,237
Operating lease right-of-use assets, net	1,657,904	1,673,242
Other assets	1,303,206	1,641,099
Total other assets	$4,730,055	$5,062,351

As of June 30, 2020 and December 31, 2019, the operating lease right-of-use assets consisted primarily of a ground lease at the 50/50 MF Property (see Note 14).

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

14. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the accounts payable, accrued expenses and other liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts payable	$307,830	$93,834
Accrued expenses	1,904,974	2,529,982
Accrued interest expense	2,698,830	2,690,076
Operating lease liabilities	2,141,312	2,138,783
Other liabilities	1,422,729	1,583,492
Total accounts payable, accrued expenses and other liabilities	$8,475,675	$9,036,167

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

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of June 30, 2020, the minimum aggregate annual payment due under the agreement is approximately $132,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $42,000 and $84,000 for the three and six months ended June 30, 2020 and 2019, respectively, and are reported within “Real estate operating expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of June 30, 2020:

Remainder of 2020	$67,993
2021	136,366
2022	139,091
2023	141,871
2024	144,706
Thereafter	4,517,274
Total	5,147,301
Less: Amount representing interest	(3,005,989)
Total operating lease liabilities	$2,141,312

15. Unsecured Lines of Credit

The following tables summarize the unsecured lines of credit (“LOC”) as of June 30, 2020 and December 31, 2019:

Unsecured Lines of Credit	Outstanding as of June 30, 2020	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$18,695,000	$50,000,000	June 2021	Variable (1)	Monthly	2.68%
Bankers Trust operating	-	10,000,000	June 2021	Variable (1)	Monthly	3.43%
Total unsecured lines of credit	$18,695,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2019	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$13,200,000	$50,000,000	June 2021	Variable (2)	Monthly	4.19%
Bankers Trust operating	-	10,000,000	June 2021	Variable (2)	Monthly	4.94%
Total unsecured lines of credit	$13,200,000	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The principal amount of each acquisition advance is due on the 270th day following the advance date and may be extended for up to three additional 90-day periods by making partial repayments in accordance with the Credit Agreement. The outstanding balances of the non-operating LOC as of June 30, 2020 are due in September 2020 and March 2021, though the Partnership can extend final repayment of the amounts due to December 2020 and June 2021, respectively, by making partial repayments. The non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed 75% of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants in the Credit Agreement as of June 30, 2020.

The Partnership is required to make principal payments to reduce the operating LOC to zero for fifteen consecutive calendar days during each calendar quarter. The Partnership has fulfilled its prepayment obligation for all periods presented.   In addition, the Partnership has fulfilled its third quarter of 2020 repayment obligation as it maintained a zero balance in the operating LOC for fifteen consecutive days during July 2020.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of June 30, 2020 and December 31, 2019:

	Outstanding Debt Financings as of June 30, 2020, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,241,181	$204,000	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	78,922,200	4,999	2014	July 2024	Weekly	0.16%	1.47%	1.63%
Fixed - M33	31,085,748	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	216,728,152	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB Trusts Securitization
Mizuho Capital Markets:
Variable - TOB (3)	55,219,902	-	2020	May 2021	Weekly	0.73%	1.67%	2.40%
Variable - TOB (3)	25,722,461	-	2019	June 2021	Weekly	0.33% - 0.73%	1.17%	1.50% - 1.90%
Variable - TOB (3)	42,121,543	-	2019	July 2021	Weekly	0.35% - 0.43%	1.17% - 1.66%	1.60% - 2.01%
Variable - TOB	35,874,471	-	2020	July 2023	Weekly	0.63%	0.89%	1.52%
Morgan Stanley:
Fixed - Term TOB	13,032,391	-	2019	May 2022	N/A	N/A	N/A	3.53%
Total Debt Financings	$538,948,049

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)	In July 2020, the stated maturity of the TOB Trusts were extended to July 2023. There were no additional changes to terms or fees associated with the amendment.

	Outstanding Debt Financings as of December 31, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,495,442	$204,000	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	79,505,180	4,999	2014	July 2024	Weekly	1.64%	1.54%	3.18%
Fixed - M33	31,367,147	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	217,603,233	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Deutsche Bank:
Fixed - Term TOB	8,010,000	-	2014	January 2020	N/A	N/A	N/A	4.01%
Fixed - Term A/B	5,260,756	-	2019	February 2020	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,300,456	-	2017	February 2027	N/A	N/A	N/A	4.46%
Mizuho Capital Markets:
Variable - TOB	25,680,070	-	2019	July 2020	Weekly	1.79%	1.17%	2.96%
Variable - TOB	42,207,784	-	2019	August 2020	Weekly	1.79%	1.17% - 1.66%	2.96% - 3.45%
Variable - TOB	34,703,935	-	2019	September 2020	Weekly	2.08%	1.12%	3.20%
Morgan Stanley:
Fixed - Term TOB	13,063,418	-	2019	May 2022	N/A	N/A	N/A	3.53%
Total Debt Financings	$536,197,421

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

The TOB, Term TOB, Term A/B and TEBS Financing arrangements are consolidated VIE’s to the Partnership (see Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, Term TOB, Term A/B and TEBS Financings in the Partnership’s condensed consolidated financial statements. See Note 6 for information regarding the MRBs securitized within each TOB, Term TOB, Term A/B and TEBS Financing, and Note 7 for information regarding the GIL securitized within a TOB Trust Financing.  As the residual interest holder, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the underlying collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

As of June 30, 2020 and December 31, 2019, the Partnership posted restricted cash as contractually required under the terms of the four TEBS Financings. The Partnership may also be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho. The amount of collateral posting required is dependent on the valuation of the underlying MRBs and GIL in relation to thresholds set by Mizuho. There was no requirement to post collateral for the TOB Trusts with Mizuho as of June 30, 2020 and December 31, 2019.

The Partnership has entered into interest rate cap agreements to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS Financing and other variable rate TOB Trust financings (see Note 18).

The Partnership has entered into various TOB Trust financings with Mizuho secured by MRBs and a GIL. The Mizuho TOB Trusts require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  In addition, the Master Trust Agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that it remains listed on the NASDAQ.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the senior interests issued by each TOB Trust.  The Partnership was in compliance with these covenants as of June 30, 2020.

The Term TOB Trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply.  The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The Partnership was in compliance with these covenants as of June 30, 2020.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized asset.

Activity in the First Six Months of 2020

In January 2020, the variable rate TOB Trust financings associated with the PHC Certificates were collapsed and all principal and interest were paid in full in conjunction with the Partnership’s sale of the PHC Certificates to an unrelated party (see Note 8).

In April 2020, the Partnership extended the maturity dates of the Mizuho Term TOB Trust financings related to Rosewood Townhouses and South Point Apartments from July 1, 2020 to June 1, 2021 and related to Montecito at Williams Ranch, Vineyard Gardens and Live 929 from August 1, 2020 to July 1, 2021.

In April 2020, the Partnership terminated its Master Trust Agreement and collapsed its Term TOB Trust and all Term A/B Trust financings with Deutsche Bank.  As of the termination, the Partnership is no longer subject to the debt covenants in the Master Trust Agreement.  All outstanding principal and interest related to the Term A/B Trust financings were paid off in full, and the Partnership paid a one-time fee of approximately $454,000 to terminate the trusts.

The following is a summary of the Deutsche Bank Term A/B Trust and TOB Trust financings that were collapsed and paid off in April 2020:

Debt Financing	Debt Facility	Month	Paydown Applied
Avistar at Copperfield - Series A	Term A/B Trust	April 2020	$8,417,739
Avistar at Wilcrest - Series A	Term A/B Trust	April 2020	3,162,435
Avistar at Wood Hollow - Series A	Term A/B Trust	April 2020	26,860,536
Gateway Village	Term A/B Trust	April 2020	2,262,000
Lynnhaven	Term A/B Trust	April 2020	3,001,500
Pro Nova 2014-1	Term TOB	April 2020	8,010,000
			$51,714,210

The following is a summary of the Mizuho TOB Trust financings that were entered into during the first six months of 2020:

TOB Trusts Securitization	Outstanding TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
Avistar at Copperfield - Series A	$11,818,000	May 2021	Weekly	SIFMA	1.67%
Avistar at Wilcrest - Series A	4,479,000	May 2021	Weekly	SIFMA	1.67%
Avistar at Wood Hollow - Series A	34,007,000	May 2021	Weekly	SIFMA	1.67%
Gateway Village	2,184,000	May 2021	Weekly	SIFMA	1.67%
Lynnhaven	2,898,000	May 2021	Weekly	SIFMA	1.67%
Scharbauer Flats Apartments	36,000,000	July 2023	Weekly	SIFMA	0.89%
Total TOB Trust Financing	$91,386,000

Activity in the First Six Months of 2019

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2020 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2020	$2,836,611
2021	127,635,262
2022	17,970,010
2023	41,338,857
2024	87,405,308
Thereafter	263,802,556
Total	540,988,604
Unamortized deferred financing costs and debt premium	(2,040,555)
Total debt financing, net	$538,948,049

As of June 30, 2020, certain TOB Trusts mature in the next twelve months. The Partnership has extended the maturity dates for its existing TOB Trusts with maturities in 2021 to July 2023. See Note 25 for additional information.

17. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnership’s mortgages payable and other secured financing, net of deferred financing costs, as of June 30, 2020 and December 31, 2019:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of June 30, 2020, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$2,680,578	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	23,711,330	2020	April 2027	Fixed	4.35%
Total Mortgage Payable\Weighted Average Period End Rate	$26,391,908				4.36%

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2019, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$2,859,390	2014	March 2020	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	23,942,856	2013	March 2020	Variable	Monthly	4.75%	(1)	4.75%
Total Mortgage Payable\Weighted Average Period End Rate	$26,802,246							4.74%

(1)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

Activity in the First Six Months of 2020

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2020 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2020	$403,959
2021	832,035
2022	869,317
2023	908,269
2024	946,250
Thereafter	22,433,892
Total	26,393,722
Unamortized deferred financing costs	(1,814)
Total mortgages payable and other secured financings, net	$26,391,908

18. Interest Rate Derivatives

The following tables summarize the Partnership’s interest rate derivatives as of June 30, 2020 and December 31, 2019:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of June 30, 2020
July 2015	26,863,410	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	$-
July 2015	26,863,410	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	26,863,410	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	80,590,229	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Sept 2017	57,628,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	78,691,104	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	29,826
							$29,826

(1)	See Note 23 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (2)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2019
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	$-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	81,101,364	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	4,090
Sept 2017	58,090,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	79,333,280	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	6,821
							$10,911

(2)	See Note 23 for additional details.

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

19. Commitments and Contingencies

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

Property Loan Commitment

The Partnership has committed to loan approximately $24.2 million to the owner of Scharbauer Flats in Midland, TX. The Partnership’s remaining maximum commitment totaled approximately $22.5 million as of June 30, 2020. See Note 11 for disclosures related to this property loan.

Construction Loan Guarantees

The Partnership entered into guaranty agreements for construction loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur.  All guarantees were initially for the entire amount of the construction loans and decrease based on the achievement of certain events or financial ratios, as defined by the respective construction loan agreement.  The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of June 30, 2020:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Construction Loan	Construction Loan Balance as of June 30, 2020	Partnership's Maximum Exposure as of June 30, 2020	Guarantee Terms
Vantage at Stone Creek	2018	$30,824,000	$30,501,955	$15,250,978	(1)
Vantage at Coventry	2018	31,500,000	23,637,802	23,637,802	(1)

(1)

The Partnership’s maximum exposure will decrease to 50% of the construction loan balance upon receipt of the certificate of occupancy and to 25% of the construction loan balance when certain debt service coverage levels are achieved by the borrower.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of June 30, 2020:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of June 30, 2020
Ohio Properties	2011	2026	$3,361,979
Greens of Pine Glen, LP	2012	2027	2,237,843

20. Redeemable Series A Preferred Units

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

The following table summarizes the outstanding Series A Preferred Units as of June 30, 2020 and December 31, 2019:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of June 30, 2020 and December 31, 2019	9,450,000	$94,500,000

21. Restricted Unit Awards

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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $296,000 and $186,000 for the three months ended June 30, 2020 and 2019, respectively. The compensation expense for RUAs totaled approximately $335,000 and $370,000 for the six months ended June 30, 2020 and 2019, respectively.  Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity as of and for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Nonvested as of January 1, 2019	265,290	$6.14
Granted	353,197	7.74
Vested	(618,487)	7.05
Nonvested as of December 31, 2019	-	$-
Granted	290,000	4.98
Nonvested as of June 30, 2020	290,000	$4.98

The unrecognized compensation expense related to nonvested RUAs granted under the Plan was $1.1 million as of June 30, 2020. The remaining compensation expense is expected to be recognized over a weighted average period of 1.4 years.  The total intrinsic value of unvested RUAs was approximately $1.2 million as of June 30, 2020.

22. Transactions with Related Parties

Effective September 10, 2019, Greystone acquired all the issued and outstanding partnership interests of AFCA 2 from Burlington Capital LLC and an affiliate, at which time Burlington Capital LLC and its affiliates (collectively, “Burlington”) ceased to be related parties of the Partnership.

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Partnership administrative fees paid to AFCA 2 (1)	$866,000	$902,000	$1,731,000	$1,800,000
Property management fees paid to an affiliate (2)	-	38,000	-	73,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (3)	33,000	16,000	41,000	32,000

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

(2)

A former affiliate of AFCA 2, Burlington Capital Properties, LLC, provides property management, administrative and marketing services for the MF Properties (excluding Suites on Paseo). Burlington Capital Properties, LLC ceased to be a related party of the Partnership effective September 10, 2019. The disclosed amounts are only for property management fees earned during the periods that Burlington Capital Properties, LLC was considered a related party of the Partnership. The property management fees are reported within “Real estate operating expenses” on the Partnership’s condensed consolidated statements of operations.

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

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported on the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs and affiliates for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Non-Partnership property administrative fees received by AFCA 2 (1)	9,000	9,000	$18,000	$18,000
Investment/mortgage placement fees received by AFCA 2 (2)	321,000	731,000	863,000	822,000

(1)

AFCA 2 received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership.  These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. These amounts represent administrative fees received by AFCA 2 during the periods specified.

(2)	AFCA 2 received placement fees in connection with the acquisition of certain MRBs, the GIL and investments in unconsolidated entities.

Burlington Capital Properties, LLC provided services to seven of the properties collateralizing MRBs and one of the Partnership’s investments in unconsolidated entities for the six months ended June 30, 2019. These property management fees were paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, as applicable, and the construction loan for the unconsolidated entity.

Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase the GIL secured by Scharbauer Flats Apartments (see Note 7), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GIL to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac.

The Partnership reported receivables due from unconsolidated entities of approximately $40,000 and $116,000 as of June 30, 2020 and December 31, 2019, respectively. These amounts are reported within “Other assets” on the Partnership’s condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $412,000 and $301,000 as of June 30, 2020 and December 31, 2019, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s condensed consolidated balance sheets.

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

The following is a description of the valuation methodologies used for the Partnership’s assets and liabilities measured at fair value on a recurring basis.

Investments in MRBs and Taxable MRBs

The fair value of the Partnership’s investments in MRBs and taxable MRBs, as of June 30, 2020 and December 31, 2019, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs and taxable MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs and taxable MRBs are categorized as a Level 3 input. As of June 30, 2020, the range of effective yields on the individual MRBs was 1.8% to 8.8% per annum, with a weighted average effective yield of 3.4% when weighted by the total principal outstanding of all MRBs as of the reporting date; and the range of effective yields on the individual taxable MRBs was 7.9% to 8.0% per annum, with a weighted average effective yield of 8.0% when weighted by the total principal outstanding of all taxable MRBs as of the reporting date.  As of December 31, 2019, the range of effective yields on the individual MRBs was 2.4  % to 8.5% per annum, with a weighted average effective yield of 3.8% when weighted by the total principal outstanding of all MRBs as of the reporting date; and the range of effective yields on the individual taxable MRBs was 8.7  % to 8.9% per annum, with a weighted average effective yield of 8.8% when weighted by the total principal outstanding of all taxable MRBs as of the reporting date.

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

Assets measured at fair value on a recurring basis as of June 30, 2020 are summarized as follows:

	Fair Value Measurements as of June 30, 2020
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$744,663,143	$-	$-	$744,663,143
Mortgage revenue bonds	42,961,828	-	-	42,961,828
Taxable mortgage revenue bonds (reported within other assets)	1,456,279	-	-	1,456,279
Derivative instruments (reported within other assets)	29,826	-	-	29,826
Total Assets at Fair Value, net	$789,111,076	$-	$-	$789,111,076

The following table summarizes the activity related to Level 3 assets for the three and six months ended June 30, 2020:

	For the Three Months Ended June 30, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2020	$761,082,275	$-	$1,417,654	$36,112	$762,536,041
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	20,098	-	-	93,647	113,745
Included in earnings (impairment of securities and provision for credit loss)	(464,675)	-	-	-	(464,675)
Included in other comprehensive (loss) income	20,930,838	-	40,811	-	20,971,649
Purchases	7,489,950	-	-	-	7,489,950
Settlements	(1,433,515)	-	(2,186)	(99,933)	(1,535,634)
Ending Balance June 30, 2020	$787,624,971	$-	$1,456,279	$29,826	$789,111,076
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2020	$(464,675)	$-	$-	$93,647	$(371,028)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months Ended June 30, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2020	$773,597,465	$43,349,357	$1,383,237	$10,911	$818,340,970
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	55,240	(7,219)	-	118,848	166,869
Included in earnings (impairment of securities and provision for credit loss)	(1,822,356)	-	-	-	(1,822,356)
Included in earnings (gain on sale of securities)	-	1,416,023	-	-	1,416,023
Included in other comprehensive income	14,208,716	(1,408,804)	77,366	-	12,877,278
Purchases	7,489,950	-	-	-	7,489,950
Sale of securities	-	(43,349,357)	-	-	(43,349,357)
Settlements	(5,904,044)	-	(4,324)	(99,933)	(6,008,301)
Ending Balance June 30, 2020	$787,624,971	$-	$1,456,279	$29,826	$789,111,076
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2020	$(1,822,356)	$-	$-	$118,848	$(1,703,508)

Assets measured at fair value on a recurring basis as of December 31, 2019 are summarized as follows:

	Fair Value Measurements as of December 31, 2019
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$743,587,715	$-	$-	$743,587,715
Mortgage revenue bonds	30,009,750	-	-	30,009,750
PHC Certificates	43,349,357	-	-	43,349,357
Taxable mortgage revenue bonds (reported within other assets)	1,383,237	-	-	1,383,237
Derivative instruments (reported within other assets)	10,911	-	-	10,911
Total Assets at Fair Value, net	$818,340,970	$-	$-	$818,340,970

The following table summarizes the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2019:

	For the Three Months Ended June 30, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2019	$739,047,841	$46,406,868	$1,426,733	$273,506	$787,154,948
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	35,637	(20,436)	-	(83,217)	(68,016)
Included in other comprehensive income	14,753,777	129,722	36,582	-	14,920,081
Purchases	13,200,000	-	-	-	13,200,000
Settlements	(7,510,548)	-	(21,999)	(72,010)	(7,604,557)
Ending Balance June 30, 2019	$759,526,707	$46,516,154	$1,441,316	$118,279	$807,602,456
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2019	$-	$-	$-	$(83,217)	$(83,217)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months Ended June 30, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2019	$732,153,435	$48,672,086	$1,409,895	$626,633	$782,862,049
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	71,367	(3,710)	-	(389,808)	(322,151)
Included in other comprehensive income	22,393,690	614,944	55,374	-	23,064,008
Purchases	19,250,000	-	-	-	19,250,000
Settlements	(14,341,785)	(2,767,166)	(23,953)	(118,546)	(17,251,450)
Ending Balance June 30, 2019	$759,526,707	$46,516,154	$1,441,316	$118,279	$807,602,456
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2019	$-	$-	$-	$(389,808)	$(389,808)

Total gains and loss included in earnings for the interest rate derivatives are reported within “Interest expense” on the Partnership’s condensed consolidated statements of operations.

As of June 30, 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GIL, which is an estimate of the market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of the GIL as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying property, the financial capacity of guarantors, and the probability that conditions to Greystone Servicing Company LLC’s commitment to purchase the GIL will be met. Due to the judgments involved, the fair value measurement of the Partnership’s GIL is categorized as a Level 3 input. The fair value approximates amortized cost as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. It considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS Financings are credit enhanced by Freddie Mac. The TOB Trust financings are credit enhanced by Mizuho. The table below summarizes the fair value of the Partnership’s financial liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and lines of credit	$557,643,049	$586,074,485	$549,397,421	$568,193,494
Mortgages payable and other secured financing	26,391,908	26,393,723	26,802,246	26,812,851

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs, a GIL and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties, multifamily properties and commercial properties in their market areas.  Such MRBs and the GIL are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s condensed consolidated balance sheets.  As of June 30, 2020, the Partnership held 77 MRBs and one GIL. The Residential Properties financed by MRBs and the GIL contain a total of 11,047 and 300 rental units, respectively. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations are reported within this segment.

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership (see Note 9). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of June 30, 2020, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trusts Segment

The Public Housing Capital Fund Trusts segment consists of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 8) and the related TOB Trust financings. In January 2020, the Partnership sold the PHC Certificates to an unrelated party, and the related TOB Trust financings were collapsed and all principal and interest was paid in full.  As a result, the Public Housing Capital Fund Trusts segment has no activity after January 2020.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (see Note 10) and property loans to certain multifamily housing properties (see Note 11).

The following tables detail certain key financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues
Mortgage Revenue Bond Investments	$10,247,228	$10,247,302	$20,453,031	$20,690,715
MF Properties	1,856,954	2,034,796	3,809,201	4,028,425
Public Housing Capital Fund Trusts	-	585,609	174,470	1,223,755
Other Investments	2,374,237	1,478,627	3,777,852	6,068,037
Total revenues	$14,478,419	$14,346,334	$28,214,554	$32,010,932

Interest expense
Mortgage Revenue Bond Investments	$4,597,328	$5,456,801	$10,095,527	$11,105,369
MF Properties	291,988	365,632	613,764	730,021
Public Housing Capital Fund Trusts	-	384,502	197,993	766,465
Other Investments	-	-	-	-
Total interest expense	$4,889,316	$6,206,935	$10,907,284	$12,601,855

Depreciation expense
Mortgage Revenue Bond Investments	$3,359	$-	$5,783	$-
MF Properties	708,722	818,154	1,415,736	1,637,312
Public Housing Capital Fund Trusts	-	-	-	-
Other Investments	-	-	-	-
Total depreciation expense	$712,081	$818,154	$1,421,519	$1,637,312

Net income (loss)
Mortgage Revenue Bond Investments	$2,301,494	$2,285,485	$2,741,830	$4,328,839
MF Properties	(85,583)	(74,997)	(338,313)	(512,131)
Public Housing Capital Fund Trusts	-	201,107	1,390,999	457,290
Other Investments	2,372,437	1,474,595	3,775,589	6,064,005
Net income	$4,588,348	$3,886,190	$7,570,105	$10,338,003

The following table details total assets for the Partnership’s reportable segments as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Total assets
Mortgage Revenue Bond Investments	$973,941,784	$918,301,172
MF Properties	69,044,411	70,569,646
Public Housing Capital Fund Trusts	-	43,591,048
Other Investments	91,683,948	87,098,315
Consolidation/eliminations	(96,180,675)	(90,391,673)
Total assets	$1,038,489,468	$1,029,168,508

25. Subsequent Events

In July 2020, the Partnership extended the maturity date of all Mizuho TOB Trust financings with stated maturities in 2021 to July 2023. There were no additional changes to terms or fees associated with the amendment.

In July 2020, the Partnership extended the maturity of the unsecured operating and non-operating lines of credit to June 2022.

In July 2020, the Partnership committed to fund a GIL and a property loan for the construction of an affordable multifamily property. At closing, the Partnership advanced approximately $11.6 million of the GIL commitment and no funds were advanced for the property loan, with the remaining commitments to be funded as construction progresses. Both the GIL and the property loan share a first mortgage lien position on the property. The following table summarizes the terms of the Partnership’s GIL and property loan commitments:

Commitment	Month Acquired	Property Location	Units	Maturity Date	Variable Interest Rate	Maximum Commitment
Oasis at Twin Lakes - GIL	July	Roseville, MN	228	8/1/2023 (1)	SIFMA + 3.25% (2)	$34,000,000
Oasis at Twin Lakes - Property Loan	July	Roseville, MN	228	8/1/2023 (1)	LIBOR + 2.50% (3)	27,704,180

(1)	The borrower has the option to extend the maturity up to six months.
(2)	The SIFMA-based component has a floor of 50 basis points. In addition, the spread decreases from 3.25% to 2.25% upon construction completion.
(3)	The LIBOR-based component has a floor of 50 basis points.

In July 2020, the Partnership committed to fund an MRB and a taxable MRB for the construction and permanent financing of an affordable multifamily property. At closing, the Partnership advanced $300,000 of the MRB commitment and no funds under the taxable MRB commitment. The remaining commitments will be advanced as construction progresses.  The following table summarizes the terms of the Partnership’s MRB and taxable MRB commitments:

Commitment	Month Acquired	Property Location	Units	Maturity Date	Variable Interest Rate	Maximum Commitment (1)
Ocotillo Springs - MRB	July	Brawley, CA	75	8/1/2037	LIBOR + 3.25% (2)	$15,000,000
Ocotillo Springs - taxable MRB	July	Brawley, CA	75	8/1/2022	LIBOR + 3.55% (3)	7,000,000

(1)	Upon stabilization of the property, the MRB will be partially repaid and the taxable MRB will be redeemed in full. The maximum balance of the MRB after stabilization is approximately $3.5 million.
(2)	The variable interest rate is subject to a floor of 4.55% during construction and stabilization. After stabilization, the MRB will convert to a fixed interest rate of 4.35%.
(3)	The variable interest rate is subject to a floor of 4.91%.

In July 2020, the Partnership executed a forward bond purchase commitment for an MRB to be issued and secured by a senior housing property under rehabilitation. The following table summarizes the terms of the forward bond purchase commitment:

Bond Purchase Commitment	Commitment Date	Property Location	Units	Interest Rate	Estimated Closing Date	Maximum Commitment
CCBA Senior Garden Apartments	July 2020	San Diego, CA	45	4.50%	Q3 2022	$3,807,000

In July 2020, the Partnership entered into TOB Trust financings with Mizuho to securitize the Oasis at Twin Lakes GIL and Ocotillo Springs MRB discussed above. The TOB Trust financings allow for additional borrowings as the Partnership makes additional advances on the Oasis at Twin Lakes GIL and Ocotillo Springs MRB funding commitments. The following table summarizes the initial terms of the TOB Trust financings:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	SIFMA Based Rates	Facility Fees	Initial Interest Rate
Oasis at Twin Lakes - GIL	$10,440,000	July 2023	Weekly	0.59%	0.89%	1.48%
Ocotillo Springs - MRB	100,000	July 2022	Weekly	0.68%	0.89%	1.57%

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

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, except for certain policies regarding the governmental issuer loan as follows:

Governmental Issuer Loan Impairment

The Partnership accounts for its investment in a governmental issuer loan (“GIL”) under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investment in this instrument is classified as a held-to-maturity debt security and is reported at amortized cost.

The Partnership periodically reviews its GIL for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including:

•	The duration and severity of the decline in fair value;
•	Adverse conditions specifically related to the security, its collateral, or both;
•	Volatility of the fair value of the security;
•	The likelihood of the borrower being able to make scheduled interest or principal payments;
•	The failure of the borrower to make scheduled interest or principal payments; and
•	Recoveries or additional declines in fair value after the balance sheet date.

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost. If the GIL’s estimated fair value is below amortized cost, and the Partnership does not expect to recover its entire amortized cost, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings as a provision for credit loss, with the remainder recognized as a component of other comprehensive income (loss).

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s condensed consolidated financial statements. If the Partnership experiences deterioration in the value of its GIL, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

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

As of June 30, 2020, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Public Housing Capital Fund Trusts, (3) MF Properties, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the six months ended June 30, 2020 and 2019:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2020
Mortgage revenue bond acquisitions	2	$7,475	N/A	N/A	6
Governmental issuer loan advance	1	40,000	N/A	N/A	7
Investments in unconsolidated entities	1	893	N/A	N/A	10
Return of investment in unconsolidated entity upon sale	1	7,762	N/A	N/A	10
Property loan advance	1	1,668	N/A	N/A	11

For the Three Months Ended March 31, 2020
Mortgage revenue bond redemption	1	$3,103	N/A	N/A	6
PHC Certificates sold	3	43,349	$34,809	N/A	8, 16
Investments in unconsolidated entities	3	10,270	N/A	N/A	10

For the Three Months Ended June 30, 2019
Mortgage revenue bond acquisitions	2	$13,200	N/A	N/A	6
Mortgage revenue bond redemption	1	6,228	N/A	N/A	6
Mortgage revenue bonds restructured	3	13,960	N/A	N/A	6
Investments in unconsolidated entities	3	10,692	N/A	N/A	10

For the Three Months Ended March 31, 2019
Mortgage revenue bond acquisitions	2	$6,050	N/A	N/A	6
Mortgage revenue bond redemption	1	5,574	N/A	N/A	6
Investments in unconsolidated entities	3	6,594	N/A	N/A	10
Property loan redemption	1	8,368	N/A	$753	11

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the six months ended June 30, 2020 and 2019, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2020
Net borrowing on unsecured LOCs	1	$6,155	No	N/A	15
Proceeds from new TOB Financings with Mizuho	6	91,386	Yes	N/A	16
Repayment of Term TOB & Term A/B Financings with Deutsche Bank	6	51,714	Yes	N/A	16

For the Three Months Ended March 31, 2020
Net repayment on unsecured LOCs	1	$660	No	N/A	15
Refinancing of The 50/50 Mortgage and TIF loans	2	-	Yes	N/A	17

For the Three Months Ended June 30, 2019
Net repayments on unsecured LOCs	2	$12,459	No	N/A	15
Proceeds from new Term TOB Financings with Morgan Stanley	1	13,167	Yes	N/A	16

For the Three Months Ended March 31, 2019
Proceeds from new Term A/B Financings with Deutsche Bank	2	$5,264	Yes	N/A	16

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

Effects of COVID-19

The outbreak of the novel coronavirus (“COVID-19”) pandemic is currently disrupting general economic, business and social activity throughout the United States. These disruptions pose various risks to the Partnership’s financial condition and results of operations.

The decline in U.S. economic activity due to business shutdowns and social distancing measures has negatively impacted employment and earnings for tenants of affordable housing properties nationwide, such as the Residential Properties securing our MRB investments. The federal and state governments have instituted various relief measures intended to provide economic assistance to businesses and individuals impacted by COVID-19, which have allowed many tenants to stay current on their contractual rental payments. The property owners and property management service providers of our Residential Properties provide regular updates on operations and rental collections. These parties have reported average rental collections within 30 days of billing of 94% in April, 93% in May, 90% in June and 93% in July. Such collection rates, plus the availability of reserves, have allowed all Residential Properties to be current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments. The Live 929 MRB is currently operating under a forbearance agreement related to certain debt covenants, but is current on contractual debt service payments. The long-term ability of the Residential Properties to stay current on debt service may be dependent on various future developments that are uncertain, such as no additional shutdowns due to increases in COVID-19 cases, improvements in unemployment rates, and the extension of governmental relief programs. If the Residential Properties experience a significant increase in delinquent rents in future months, our Residential Properties may be unable to make contractual principal and interest payments required by the MRBs, negatively impacting the Partnership’s cash flows and leading to potential forbearance requests or MRB defaults. MRB defaults may cause defaults on our financing arrangements, triggering either a termination and repayment of the related debt or a sale of the underlying MRB. The Partnership may choose to provide support to Residential Properties through supplemental taxable property loans in order to prevent such MRB defaults. We are continually monitoring rent collections and financial results of the Residential Properties for signs of stress and will proactively work with Residential Properties that request forbearance on a case-by-case basis. Additionally, COVID-19 may negatively impact the performance of the commercial property associated with the Pro Nova 2014-1 MRB in the form of lower patient volume and revenues. The borrower of Pro Nova 2014-1 has requested forbearance and we are assessing options with the borrower and other lenders.

Our investments in unconsolidated entities are related to the development of market-rate multifamily properties. To date, projects under construction have not experienced any material supply chain disruptions for either construction materials or labor as a result of COVID-19, though such disruptions could occur in the future. An increase in the spread of COVID-19 could require construction sites to close, causing potential construction delays. Leasing activity at properties with available units has faced challenges due to social distancing measures imposed as a result of COVID-19. Through July 2020, the properties with available units have continued to increase occupancy though at a slightly slower rate than before the COVID-19 pandemic. If such challenges persist, leasing could further decelerate, which will negatively impact our returns and cash flows from these investments and may cause impairment losses in future periods.

The MF Properties are adjacent to universities and serve primarily university students. Both universities adjacent to our MF Properties, the University of Nebraska-Lincoln and San Diego State University, suspended on-campus classes for the spring 2020 semester. As a result, we have seen a slight increase in delinquencies at the Suites on Paseo, but no such decline at The 50/50. We continue to enforce the terms of our lease contracts with tenants, including co-signor guarantees, and will work with tenants experiencing financial difficulties on a case-by-case basis. Both universities have announced their re-opening plans for the Fall 2020 semester. The University of Nebraska-Lincoln currently is set to resume on-campus, in-person learning and residence halls will be open. San Diego State University currently is set to hold limited on-campus, in-person learning and residence halls will be open with a decreased density and a waiver of the requirement that first and second year students live on-campus.  We are continually monitoring leasing activity for the Fall 2020 semester at both MF Properties and are pursuing various strategies to increase occupancy to the extent possible. If the spread of COVID-19 causes a reduction or suspension in on-campus classes during the fall, we may experience declines in occupancy and collections as seen during the initial outbreak.

Employees of Greystone Manager, the general partner of our General Partner, are responsible for our operations, including those individuals acting as executive officers of the Partnership. To protect the health and safety of our employees, we have implemented social distancing measures and certain employees continue to utilize work-at-home options. We also have implemented policies and procedures to address the COVID-19 pandemic, which have closely followed the recommendations and requirements of the U.S. Centers for Disease Control and Prevention and the pronouncements of the state and local authorities of the states in which we operate.

While we have developed and implemented measures to monitor and mitigate the negative impact of COVID-19 to our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict including the duration and scope of the pandemic, general economic conditions during and after the pandemic, and governmental actions that have been taken, or may be taken in the future, in response to the pandemic. See the “Liquidity and Capital Resources” section in this Item 2 for information regarding our uses and potential sources of liquidity for the next twelve months.

Mortgage Revenue Bond Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas. The Partnership has also made property loans to certain Residential Properties and a governmental issuer loan (“GIL”), which are included within this segment. The GIL is functionally similar to an MRB in that it is a non-recourse obligation issued by a governmental authority, secured by a mortgage on real and personal property of an affordable multifamily property, and we expect and believe the interest earned on the GIL is excludable from gross income for federal income tax purposes.

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$10,247	$10,247	$-	0.0%	$20,453	$20,691	$(238)	-1.2%
Interest expense	4,597	5,457	(860)	-15.8%	10,096	11,105	(1,009)	-9.1%
Segment net income	2,301	2,285	16	0.7%	2,742	4,329	(1,587)	-36.7%

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended June 30, 2020 and 2019. The net of interest income from interest-earning assets and interest expense for interest-bearing liabilities is the segment’s net interest income. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended June 30,
	2020				2019
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$671,075	$9,957	5.9%		$670,858	$10,040	6.0%
Governmental issuer loan	8,767	70	3.2%		-	-	N/A
Property loans	8,416	162	7.7%		7,593	144	7.6%
Other investments	1,720	45	10.5%		1,775	47	10.6%
Total interest-earning assets	$689,978	$10,234	5.9%		$680,226	$10,231	6.0%
MRB redemption income		-				-
Non-investment income		13				16
Total revenues		$10,247				$10,247

Interest-bearing liabilities:
Unsecured lines of credit	$14,079	$147	4.2%		$28,444	$407	5.7%
Fixed TEBS financing	290,534	2,878	4.0%		220,458	2,322	4.2%
Variable TEBS financing	79,069	366	1.9%		153,279	1,468	3.8%
Fixed Term A/B & TOB financing	26,025	618	9.5%	(1)	106,990	1,177	4.4%
Variable TOB financing	118,459	682	2.3%		-	-	N/A
Derivative fair value adjustments	N/A	(94)	N/A		N/A	83	N/A
Total interest-bearing liabilities	$528,166	$4,597	3.5%		$509,171	$5,457	4.3%
Net interest income		$5,637				$4,774

(1)

The increase in the average interest rate was due primarily to approximately $285,000 of deferred financing costs that were written off at termination of the Deutsche Bank Term A/B Trust financings in April 2020.

The following table summarizes the changes in interest income and interest expense for the three months ended June 30, 2020 and 2019, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended June 30, 2020 vs. 2019
	Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(83)	$3		$(86)
Governmental issuer loan	70	70		-
Property loans	18	16		2
Other investments	(2)	(1)		(1)
Total interest-earning assets	$3	$88		$(85)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(260)	$(206)		$(54)
Fixed TEBS financing	556	738	(1)	(182)
Variable TEBS financing	(1,102)	(711)	(1)	(391)
Fixed Term A/B & TOB financing	(559)	(891)	(2)	332	(3)
Variable TOB financing	682	682	(2)	-
Derivative fair value adjustments	(177)	N/A		(177)
Total interest-bearing liabilities	$(860)	$(388)		$(472)
Net interest income	$863	$476		$387

(1)	We refinanced the M24 and M33 TEBS from variable rate to fixed rate in July 2019.
(2)

We terminated all Fixed Term A/B & TOB financings with Deutsche Bank in April 2020 and subsequent closed new variable TOB financings with Mizuho. The Term A/B and TOB financings with Deutsche Bank had interest rates between 4.01% and 4.53% whereas the new TOB financings with Mizuho had initial variable interest rates of 2.09%.

(3)	The increase was primarily due to approximately $285,000 of deferred financing costs that were written off at termination of the Deutsche Bank Term A/B Trust financings in April 2020.

Net interest income is up significantly for the three months ended June 30, 2020 as compared to the same period in 2019 due primarily to lower interest expense. Interest expense decreased due to:

•

The termination of five fixed rate Term A/B financings with interest rates of approximately 4.50% that were replaced by five new TOB financings with initial interest rates of approximately 2.09% in April 2020;

•	Refinancing of the M24 TEBS financing from a variable interest rate of 3.85% as of June 30, 2019 to a fixed interest rate of 3.05% in July 2019;

•	Generally lower SIFMA index rates during the three months ended June 30, 2020 resulted in lower interest expense on our variable rate debt financings;

•	A decrease in expense related to fair value adjustments on our interest rate derivatives.

Segment net income for the three months ended June 30, 2020 increased as compared to the same period in 2019 as a result of the changes in total revenues and interest expense detailed in the tables above, offset by an increase of approximately $465,000 related to the Pro Nova 2014-1 MRB provision for credit loss and an increase of approximately $350,000 due to higher salaries, benefits, and the timing of various operating expense items.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the six months ended June 30, 2020 and 2019. The net of interest income from interest-earning assets and interest expense for interest-bearing liabilities is the segment’s net interest income. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Six Months Ended June 30,
	2020				2019
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$671,980	$19,947	5.9%		$671,147	$20,254	6.0%
Governmental issuer loan	4,384	70	3.2%		-	-	N/A
Property loans	8,237	318	7.7%		7,593	285	7.5%
Other investments	1,722	91	10.6%		1,779	94	10.6%
Total interest-earning assets	$686,323	$20,426	6.0%		$680,519	$20,633	6.1%
MRB redemption income		-				29
Non-investment income		27				29
Total revenues		$20,453				$20,691

Interest-bearing liabilities:
Unsecured lines of credit	$13,702	$333	4.9%		$31,536	$894	5.7%
Fixed TEBS financing	290,917	5,763	4.0%		220,683	4,649	4.2%
Variable TEBS financing	79,215	991	2.5%		153,594	2,906	3.8%
Fixed Term A/B & TOB financing	42,703	1,746	8.2%	(1)	103,016	2,266	4.4%
Variable TOB financing	96,833	1,382	2.9%		-	-	N/A
Derivative fair value adjustments	N/A	(119)	N/A		N/A	390	N/A
Total interest-bearing liabilities	$523,370	$10,096	3.9%		$508,829	$11,105	4.4%
Net interest income		$10,330				$9,528

(1)

The increase in the average interest rate was due primarily to approximately $454,000 of additional interest expense and approximately $285,000 of deferred financing costs that were written off related to termination of the Term A/B Trusts and Master Trust Agreement with Deutsche Bank in April 2020.

The following tables summarize the changes in interest income and interest expense for the six months ended June 30, 2020 and 2019, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Six Months Ended June 30, 2020 vs. 2019
	Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(307)	$25		$(332)
Governmental issuer loan	70	70		-
Property loans	33	24		9
Other investments	(3)	(3)		-
Total interest-earning assets	$(207)	$116		$(323)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(561)	$(506)		$(55)
Fixed TEBS financing	1,114	1,480	(1)	(366)
Variable TEBS financing	(1,915)	(1,407)	(1)	(508)
Fixed Term A/B & TOB financing	(520)	(1,327)	(2)	807	(3)
Variable TOB financing	1,382	1,382	(2)	-
Derivative fair value adjustments	(509)	N/A		(509)
Total interest-bearing liabilities	$(1,009)	$(378)		$(631)
Net interest income	$802	$494		$308

(1)	The increase in Fixed TEBS financing volume and decrease in Variable TEBS financing volume is due primarily to the refinance of the M24 and M33 TEBS from variable to fixed rate in July 2019.
(2)

The increase in Variable TOB financing volume and decrease in Fixed Term A/B & TOB financing volume is due primarily to the termination of all financing arrangements with Deutsche Bank in April 2020 and the subsequent closing of new variable TOB financings with Mizuho with additional borrowing proceeds. The Term A/B and TOB financings with Deutsche Bank had interest rates between 4.01% and 4.53% whereas the new TOB financings had initial interest rates of 2.09%. The net change due to lower rates is reflected in the volume column as the TOB financings did not exist in the 2019 period.

(3)

The increase was due primarily to approximately $454,000 of additional interest expense and approximately $285,000 of deferred financing costs that were written off related to termination of the Term A/B Trusts and Master Trust Agreement with Deutsche Bank in April 2020.

Net interest income is up significantly for the six months ended June 30, 2020 as compared to the same period in 2019 due primarily to lower interest expense. Interest expenses decreased due to:

•	Refinancing of the M24 TEBS financing from a variable interest rate of 3.85% as of June 30, 2019 to a fixed interest rate of 3.05% in July 2019;

•	Generally lower SIFMA index rates during the three months ended June 30, 2020 resulted in lower interest expense on our variable rate debt financings;

•	A decrease in expense related to fair value adjustments on our interest rate derivatives.

Segment net income for the six months ended June 30, 2020 decreased as compared to the same period in 2019 as a result of the changes in total revenues and interest expense detailed in the tables above, offset by an increase of approximately $1.8 million related to the Pro Nova 2014-1 MRB provision for credit loss and an increase of approximately $470,000 in general and administrative expenses related primarily to salaries and consulting fees.

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

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$-	$586	$(586)	-100.0%	$174	$1,224	$(1,050)	-85.8%
Interest expense	-	385	(385)	-100.0%	198	766	(568)	-74.2%
Segment net income (loss)	-	201	(201)	-100.0%	1,391	457	934	204.4%

Comparison of the three months ended June 30, 2020 and 2019

There were no reported operations for the three months ended June 30, 2020 due to the sale of the PHC Certificates in January 2020 and the collapse and payment in full of all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

Comparison of the six months ended June 30, 2020 and 2019

Total revenues and interest expense decreased for the six months ended June 30, 2020 as compared to the same period in 2019 due to the sale of the PHC Certificates in January 2020 and the collapse and payment in full of all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

Segment net income increased for the six months ended June 30, 2020 as compared to the same period in 2019 is a result of a gain of approximately $1.4 million realized upon sale of the PHC Certificates, net of the decreases in total revenue and interest expense noted above.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties while assessing the viability of restructuring the property ownership through a sale of the MF Properties. As of June 30, 2020 and 2019, the Partnership and its consolidated subsidiaries owned two MF Properties which contained a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
MF Properties
Total revenues	$1,857	$2,035	$(178)	-8.7%	$3,809	$4,028	$(219)	-5.4%
Interest expense	292	366	(74)	-20.2%	614	730	(116)	-15.9%
Segment net loss	(86)	(75)	(11)	-14.7%	(338)	(512)	174	34.0%

Comparison of the three months ended June 30, 2020 and 2019

The decrease in total revenues for the three months ended June 30, 2020 as compared to the same period in 2019 is due primarily to lower occupancy at the Suites on Paseo.

The decrease in interest expense for the three months ended June 30, 2020 as compared to the same period in 2019 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020.

The decrease in segment net loss for the three months ended June 30, 2020 as compared to the same period in 2019 was due to the changes in total revenues and interest expense described above, and a decrease in depreciation expense of approximately $114,000 at The 50/50 MF Property due to certain real estate assets that became fully depreciated in mid-2019.

Comparison of the six months ended June 30, 2020 and 2019

The decrease in total revenues for the six months ended June 30, 2020 as compared to the same period in 2019 is due primarily to lower occupancy at the Suites on Paseo.

The decrease in interest expense for the six months ended June 30, 2020 as compared to the same period in 2019 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020.

The decrease in segment net loss for the six months ended June 30, 2020 as compared to the same period in 2019 was due to the changes in total revenues and interest expense described above, and a decrease in depreciation expense of approximately $228,000 at The 50/50 MF Property due to certain real estate assets that became fully depreciated in mid-2019.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily properties and issues property loans due from other multifamily properties.

The following table compares operating results for the Other Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other Investments
Total revenues	$2,374	$1,479	$895	60.5%	$3,778	$6,068	$(2,290)	-37.7%
Segment net income	2,372	1,475	897	60.8%	3,776	6,064	(2,288)	-37.7%

Comparison of the three months ended June 30, 2020 and 2019

The increase in total revenues for the three months ended June 30, 2020 as compared to the same period in 2019 was due to approximately $931,000 of additional investment income recognized upon the sale of Vantage at Waco, LLC in June 2020.

The change in segment net income for the three months ended June 30, 2020 as compared to the same period in 2019 was due to the change in total revenues discussed above.

Comparison of the six months ended June 30, 2020 and 2019

The decrease in total revenues for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to approximately $3.0 million of contingent interest income recognized upon redemption of the Vantage at Brooks, LLC property loan in January 2019 that did not recur, offset by approximately $931,000 of additional investment income recognized upon the sale of Vantage at Waco, LLC in June 2020.

The change in segment net income for the six months ended June 30, 2020 as compared to the same period in 2019 was due to the change in total revenues and contingent interest income discussed above.

Discussion of Occupancy at Investment-Related Properties

The following tables outline information regarding the Residential Properties for which we hold MRBs as investments. The tables also contain information about the MF Properties and Investments in Unconsolidated Entities. The narrative discussion that follows provides a brief operating analysis of each category as of and for the six months ended June 30, 2020 and 2019.

Non-Consolidated Residential Properties - Stabilized

The owners of the following Residential Properties either do not meet the definition of a VIE or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) as of June 30, 2020.  Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current as of June 30, 2020.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the Six Months Ended June 30,
Property Name	State	2020	2020	2019	2020	2019
Non-Consolidated Properties-Stabilized (3)
Courtyard	CA	108	98%	100%	94%	98%
Glenview Apartments	CA	88	99%	98%	93%	96%
Harden Ranch	CA	100	97%	99%	95%	96%
Harmony Court Bakersfield	CA	96	100%	98%	95%	94%
Harmony Terrace	CA	136	98%	98%	126%	128%
Las Palmas	CA	81	100%	100%	98%	99%
Montclair Apartments	CA	80	99%	99%	102%	102%
Montecito at Williams Ranch Apartments	CA	132	98%	96%	108%	109%
San Vicente	CA	50	98%	98%	101%	100%
Santa Fe Apartments	CA	89	99%	98%	95%	98%
Seasons at Simi Valley	CA	69	100%	100%	118%	120%
Seasons Lakewood	CA	85	99%	99%	105%	100%
Seasons San Juan Capistrano	CA	112	94%	99%	101%	102%
Solano Vista	CA	96	98%	99%	99%	107%
Summerhill	CA	128	97%	98%	99%	96%
Sycamore Walk	CA	112	100%	98%	90%	92%
The Village at Madera	CA	75	97%	100%	98%	97%
Tyler Park Townhomes	CA	88	99%	98%	97%	98%
Vineyard Gardens	CA	62	100%	100%	102%	101%
Westside Village Market	CA	81	100%	98%	98%	100%
Brookstone	IL	168	93%	97%	101%	100%
Copper Gate Apartments	IN	128	98%	98%	95%	99%
Renaissance (6)	LA	208	92%	98%	90%	91%
Live 929 Apartments	MD	568	81%	86%	91%	86%
Woodlynn Village	MN	59	100%	95%	99%	97%
Gateway Village	NC	64	100%	92%	92%	93%
Greens Property	NC	168	98%	96%	92%	91%
Lynnhaven Apartments	NC	75	97%	92%	91%	96%
Silver Moon	NM	151	90%	91%	91%	89%
Village at Avalon	NM	240	100%	98%	97%	94%
Arby Road Apartments (5)	NV	180	99%	n/a	n/a	n/a
Ohio Properties (4)	OH	362	96%	99%	95%	95%
Bridle Ridge	SC	152	98%	99%	96%	92%
Columbia Gardens	SC	188	89%	97%	89%	93%
Companion at Thornhill Apartments	SC	179	98%	100%	90%	92%
Cross Creek	SC	144	99%	99%	92%	90%
Rosewood Townhomes	SC	100	94%	95%	91%	81%
South Pointe Apartments	SC	256	98%	88%	96%	75%
The Palms at Premier Park Apartments	SC	240	99%	96%	92%	90%
Village at River's Edge	SC	124	88%	98%	97%	98%
Willow Run	SC	200	89%	92%	85%	90%
Arbors at Hickory Ridge (6)	TN	348	92%	90%	78%	80%
Avistar at Copperfield	TX	192	97%	99%	86%	87%
Avistar at the Crest	TX	200	99%	94%	84%	78%
Avistar at the Oaks	TX	156	98%	94%	88%	87%
Avistar at the Parkway	TX	236	95%	93%	83%	78%
Avistar at Wilcrest	TX	88	95%	97%	81%	83%
Avistar at Wood Hollow	TX	409	97%	96%	93%	91%
Avistar in 09	TX	133	100%	98%	93%	88%
Avistar on the Boulevard	TX	344	95%	94%	80%	84%
Avistar on the Hills	TX	129	95%	97%	86%	86%
Bruton Apartments	TX	264	90%	95%	81%	88%
Concord at Gulfgate	TX	288	92%	96%	85%	82%
Concord at Little York	TX	276	89%	96%	84%	86%
Concord at Williamcrest	TX	288	97%	98%	90%	92%
Crossing at 1415	TX	112	96%	98%	89%	85%
Decatur Angle	TX	302	90%	93%	77%	83%
Esperanza at Palo Alto	TX	322	91%	95%	81%	82%
Heights at 515	TX	96	98%	95%	90%	89%
Heritage Square	TX	204	91%	96%	75%	69%
Oaks at Georgetown	TX	192	97%	96%	91%	93%
Runnymede	TX	252	100%	97%	92%	93%
Southpark	TX	192	99%	96%	94%	93%
15 West Apartments	WA	120	100%	98%	98%	96%
		10,965	95%	96%	91%	90%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(4)	The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.
(5)	The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2019.
(6)	The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of March 31, 2020.

Physical occupancy as of June 30, 2020 is down slightly from the same period in 2019, though is still very strong at 95% overall.

Economic occupancy as of June 30, 2020 is up slightly from the same period in 2019 primarily due to the increase in economic occupancy at Rosewood Townhomes and South Pointe Apartments that resulted from a recently completed rehabilitation.

Despite the economic impacts of the COVID-19 pandemic, at this time we have not seen significant impacts to physical and economic occupancy. We believe this is largely due to government relief programs that provide assistance to individuals, including affordable housing tenants, that have experienced economic hardship as a result of COVID-19. If COVID-19 continues to negatively impact the U.S. economy and such government relief programs are discontinued or curtailed, we anticipate there will be a negative impact on economic occupancy and physical occupancy in the future.

Non-Consolidated Residential Properties - Not Stabilized

The owner of the following Residential Property does not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of this property on a consolidated basis.  This Residential Property has not met the stabilization criteria (see footnote 3 below the table) as of June 30, 2020. Debt service on the Partnership’s MRB for this non-consolidated non-stabilized property was current as of June 30, 2020.  The amounts presented below were obtained from records provided by the property owner and its related property management service provider.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the Six Months Ended June 30,
Property Name	State	2020	2020	2019	2020	2019
Non-Consolidated Properties-Non Stabilized (3)
Montevista (4)	CA	82	98%	100%	112%	n/a
		82	98%	100%	112%	n/a

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Economic occupancy information is not available for the six months ended June 30, 2019 as the property began operations just prior to June 30, 2019.

The Partnership had only one property that had not stabilized as of June 30, 2020. The property is still undergoing rehabilitation and we expect Montevista to stabilize in the third or fourth quarter of 2020.

MF Properties

As of June 30, 2020, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the three months ended June 30, 2020, both MF Properties met the stabilization criteria (see footnote 3 below the table). The 50/50 MF property is encumbered by mortgage loans with an aggregate principal balance of $26.4 million as of June 30, 2020.  Debt service on our mortgage payables was current as of June 30, 2020.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the Six Months Ended June 30,
Property Name	State	2020	2020	2019	2020	2019
MF Properties-Stabilized (3)
Suites on Paseo	CA	384	80%	90%	76%	88%
The 50/50 Property	NE	475	96%	97%	91%	88%
		859	89%	94%	83%	88%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

The physical occupancy and economic occupancy as of and for the three months ended June 30, 2020 decreased as compared to the same period in 2019 due to a decrease in overall occupancy at the Suites on Paseo beginning in January 2020.

The COVID-19 pandemic and the related closure of the universities adjacent to our MF Properties may have a negative impact on economic occupancy and physical occupancy in the future. The University of Nebraska-Lincoln currently is set to resume on-campus, in-person learning for the fall 2020 term and residence halls will be open. San Diego State University currently is set to hold limited on-campus, in-person learning for the fall 2020 term and residence halls will be open with a decreased density and a waiver of the requirement that first and second year students live on-campus. If the spread of COVID-19 causes a reduction or suspension in on-campus classes during the fall, we may experience declines in occupancy and collections as seen during the initial outbreak.

Investments in Unconsolidated Entities

We are the only limited equity investor in various unconsolidated entities formed for the purpose of constructing market-rate, multifamily real estate properties. The Partnership determined the unconsolidated entities are VIEs but that the Partnership is not the primary beneficiary. As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis. The limited membership interests entitle the Partnership to shares of certain cash flows generated by the Vantage Properties from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale. The amounts presented below were obtained from records provided by the property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,
Property Name	State	2020	2020	2019
Vantage at Boerne (2)	TX	n/a	n/a	95%
Vantage at Waco (2)	TX	n/a	n/a	96%
Vantage at Panama City Beach (2)	FL	n/a	n/a	99%
Vantage at Powdersville	SC	288	53%	6%
Vantage at Stone Creek	NE	294	66%	11%
Vantage at Bulverde	TX	288	65%	21%
Vantage at Germantown	TN	288	72%	n/a
Vantage at Murfreesboro (3)	TN	288	31%	n/a
Vantage at Coventry (3)	NE	294	13%	n/a
Vantage at Conroe (4)	TX	288	n/a	n/a
Vantage at O'Connor (4)	TX	288	n/a	n/a
Vantage at Westover Hills (4)	TX	288	n/a	n/a
		2,604

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)	June 2020 information is not available as the properties have been sold.

(3)	June 2019 information is not available as the properties were under construction.
(4)	June 2020 and 2019 information is not available as the properties are currently under construction.

The Vantage Properties at Conroe, O’Connor and Westover Hills are currently under construction. All other properties are currently in the lease-up phase. Leasing activities at properties with available units have faced challenges due to social distancing measures imposed as a result of COVID-19. Through July 2020, the properties have continued to increase occupancy though at a slightly slower rate than before the COVID-19 pandemic.

Results of Operations

The tables and following discussions of the Partnership’s change in operating results for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The table below compares revenue and other income for the Partnership for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues and Other Income:
Investment income	$12,401	$12,074	$327	2.7%	$23,946	$24,483	$(537)	-2.2%
Property revenues	1,857	2,035	(178)	-8.7%	3,809	4,028	(219)	-5.4%
Contingent interest income	-	30	(30)	-100.0%	12	3,042	(3,030)	-99.6%
Other interest income	220	207	13	6.3%	448	429	19	4.4%
Other income	-	-	-	N/A	-	29	(29)	-100.0%
Gain on sale of securities	-	-	-	N/A	1,416	-	1,416	N/A
Total Revenues and Other Income	$14,478	$14,346	$132	0.9%	$29,631	$32,011	$(2,380)	-7.4%

Discussion of the Total Revenues and Other Income for the Three Months Ended June 30, 2020 and 2019

Investment income.    The increase in investment income for the three months ended June 30, 2020 as compared to the same period in 2019 was due to the following factors:

•	An increase of approximately $931,000 due to additional investment income recognized upon the sale of Vantage at Waco, LLC in June 2020; and
•	A decrease of approximately$586,000 in investment interest income related to the PHC Certificates that were sold in January 2020.

Property revenues.  The decrease in property revenues for the three months ended June 30, 2020 as compared to the same period in 2019 was due primarily to lower occupancy at the Suites on Paseo.

Contingent interest income. There was minimal contingent interest income recognized for the three months ended June 30, 2020 and 2019.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. Other interest income was consistent for the three months ended June 30, 2020 as compared to the same period in 2019.

Discussion of the Total Revenues and Other Income for the Six Months Ended June 30, 2020 and 2019

Investment income.    The decrease in investment income for the six months ended June 30, 2020 as compared to the same period in 2019 was due to the following factors:

•

An increase of approximately $116,000 and a decrease of approximately $323,000 related to changes in volume and interest rates, respectively, of investments in the Mortgage Revenue Bond Investments segment. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2;

•	An increase of approximately $931,000 due to additional investment income recognized upon the sale of Vantage at Waco, LLC in June 2020; and
•	A decrease of approximately $1.1 million in investment interest income related to the PHC Certificates that were sold in January 2020.

Property revenues.  The decrease in property revenues for the six months ended June 30, 2020 as compared to the same period in 2019 was due primarily to lower occupancy at the Suites on Paseo.

Contingent interest income. There was minimal contingent interest income recognized for the six months ended June 30, 2020. The contingent interest income recognized for the six months ended June 30, 2019 was realized upon redemption of the Vantage at Brooks, LLC property loan in January 2019.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. Other interest income was consistent for the six months ended June 30, 2020 as compared to the same period in 2019.

Other income. Other income was minimal for the six months ended June 30, 2020 and 2019.

Gain on sale of securities.  The gain on sale of securities for the six months ended June 30, 2020 related to the sale of the PHC Certificates in January 2020. There was no gain on sale of securities reported for the six months ended June 30, 2019.

The table below compares expenses for the Partnership for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$855	$919	$(64)	-7.0%	$2,030	$2,096	$(66)	-3.1%
Provision for credit loss	465	-	465	N/A	1,822	-	1,822	N/A
Impairment charge on real estate assets	25	-	25	N/A	25	-	25	N/A
Depreciation and amortization	712	820	(108)	-13.2%	1,422	1,641	(219)	-13.3%
Interest expense	4,889	6,207	(1,318)	-21.2%	10,907	12,602	(1,695)	-13.5%
General and administrative	2,846	2,497	349	14.0%	5,745	5,275	470	8.9%
Total Expenses	$9,792	$10,443	$(651)	-6.2%	$21,951	$21,614	$337	1.6%

Discussion of the Total Expenses for the Three Months Ended June 30, 2020 and 2019

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased slightly for the three months ended June 30, 2020 due to lower salaries, wages and benefits at The 50/50 MF Property as compared to the same period in 2019.

Provision for credit loss. Provision for credit loss for the three months ended June 30, 2020 is related to the other-than-temporary impairment of the Pro Nova 2014-1 MRB. There was no provision for credit loss recognized for the three months ended June 30, 2019.

Impairment charge on real estate assets. The impairment charge for the three months ended June 30, 2020 related to the land held for development in Gardner, KS. There was no impairment charge recognized for the three months ended June 30, 2019.

Depreciation and amortization expense.  Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the three months ended June 30, 2020 as compared to the same period in 2019 was due primarily to a decrease in depreciation expense of approximately $114,000 at The 50/50 MF Property due to real estate assets that became fully depreciated in mid-2019.

Interest expense. The decrease in interest expense for the three months ended June 30, 2020 as compared to the same period in 2019 was due to the following factors:

•

A decrease of approximately $1.1 million due to a decrease in effective interest rates of the debt financing portfolio as a result of recent refinancing activities and generally lower market interest rates;

•	A decrease of approximately $120,000 due to slightly lower average principal outstanding;
•	A net decrease of approximately $177,000 related to fair value adjustments to interest rate derivatives, net of cash paid; and
•	An increase of approximately $63,000 in amortization of deferred financing costs.

General and administrative expenses.  The increase in general and administrative expenses for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to higher salaries and benefits and the timing of various expense items .

Discussion of the Total Expenses for the Six Months Ended June 30, 2020 and 2019

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased slightly for the six months ended June 30, 2020 due to lower salaries, wages and benefits at The 50/50 MF Property as compared to the same period in 2019.

Provision for credit loss. Provision for credit loss for the six months ended June 30, 2020 is related to the other-than-temporary impairment of the Pro Nova 2014-1 MRB. There was no provision for credit loss recognized for the six months ended June 30, 2019.

Impairment charge on real estate assets. The impairment charge for the six months ended June 30, 2020 related to the land held for development in Gardner, KS. There was no impairment charge recognized for the six months ended June 30, 2019.

Depreciation and amortization expense.  Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the six months ended June 30, 2020 as compared to the same period in 2019 was due primarily to a decrease in depreciation expense of approximately $228,000 at The 50/50 MF Property due to real estate assets that became fully depreciated in mid-2019.

Interest expense. The decrease in interest expense for the six months ended June 30, 2020 as compared to the same period in 2019 was due to the following factors:

•

A decrease of approximately $1,438,000 due to a decrease in effective interest rates of the debt financing portfolio as a result of recent refinancing activities and generally lower market interest rates;

•	An increase of approximately $193,000 due to slightly higher average principal outstanding;
•	A net decrease of approximately $509,000 related to fair value adjustments to interest rate derivatives, net of cash paid; and
•	An increase of approximately $60,000 in amortization of deferred financing costs.

General and administrative expenses.  The increase in general and administrative expenses for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to higher salaries and benefits and one-time consulting fees.

Discussion of the Income Tax Expense for the Three and Six Months Ended June 30, 2020 and 2019

A wholly-owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. The Greens Hold Co reported income tax expense of approximately $98,000 and $109,000 for the three and six months ended June 30, 2020, respectively, as compared to income tax expense of approximately $17,000 and $59,000 for the three and six months ended June 30, 2019. The increase in income tax expenses in 2020 compared to 2019 is primarily due to improving results of operations at The 50/50 and book-tax differences related to depreciation of real estate assets.

Liquidity and Capital Resources

We are continually evaluating our potential sources and uses of liquidity in light of past, current and potential future developments related to the COVID-19 pandemic. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Part II – Item 1A of this report for further information.

Our short-term liquidity requirements over the next 12 months will be primarily distribution payments, operational expenses, equity investment commitments, and debt service (principal and/or interest payments) on our debt financings. We expect to meet these liquidity requirements primarily using cash on hand and operating cash flows from our investments and MF Properties. In July 2020, we extended the maturity our debt financings with Mizuho that were scheduled to mature within the next 12 months to July 2023.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable and additional investments in MRBs, GILs, property loans and unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs, GILs, and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional Beneficial Unit Certificates (“BUCs”) and Series A Preferred Units based on needs and opportunities for executing our strategy.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Unrestricted cash on hand;
•	Operating cash flows from investments in MRBs and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Unsecured lines of credit;
•	Proceeds from obtaining or increasing leverage of debt;
•	Issuances of BUCs and Series A Preferred Units; and
•	Proceeds from the sale of assets.

Unrestricted Cash on Hand

As of June 30, 2020, the Partnership had unrestricted cash on hand of approximately $36.1 million. The Partnership is required to keep a minimum of $500,000 of unrestricted cash on hand under the terms of its TEBS debt financing arrangements. There are no other contractual restrictions of the Partnership’s ability to use cash on hand for general operations.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular, fixed-rate interest payments received on our MRBs and GILs that provide consistent cash receipts throughout the year. All MRBs and the GIL are current on contractual debt service payments as of July 31, 2020. Debt service proceeds, net of interest expense on related debt financings and lines of credit balances, are available for general use by the Partnership. The Partnership also receives distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

Receipt of cash from our investments in MRBs and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from GILs is dependent on the availability of construction funding and the execution of certain equity commitments by the owners.

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating expenses and mortgage debt service payments, are considered to be unrestricted for use by the Partnership. The MF properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Unsecured Lines of Credit

We maintain two unsecured lines of credit with a financial institution. Our unsecured operating line of credit (“LOC”) allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating line to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended June 30, 2020.  In addition, we have fulfilled this requirement for the third quarter of 2020. We have $10.0 million available on the operating LOC as of June 30, 2020. In July 2020, we extended the maturity of the unsecured operating line of credit to June 2022.

Our unsecured non-operating LOC allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate, MRBs and taxable MRBs. Advances on the unsecured LOC are due on the 270th day following the advance date, but may be extended by making certain payments for up to an additional 270 days. The unsecured non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of June 30, 2020. We anticipate paying off the balances on our unsecured non-operating LOC by entering into debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We have approximately $31.3 million available on the unsecured non-operating LOC as of June 30, 2020. In July 2020, we extended the maturity of the unsecured non-operating line of credit to June 2022. The $18.7 million outstanding balances of the non-operating LOC as of June 30, 2020 are due in September 2020 and March 2021, though the Partnership can extend final repayment of the amounts due to December 2020 and December 2021, respectively, by making partial repayments.

Proceeds from Obtaining or Increasing Leverage of Debt

We hold certain investments that are not associated with our debt financings, mortgages payable or non-operating line of credit. The Partnership may obtain leverage for these investments by posting the investments as security. As of June 30, 2020, the Partnership’s primary unleveraged assets were the Suites at Paseo MF Property and certain MRBs with outstanding principal totaling approximately $21.0 million. The real estate assets of the Suites on Paseo MF Property have a net carrying value of approximately $34.5 million. Of the MRBs, approximately $10.0 million is the Pro Nova 2014-1 MRB, for which the borrower has requested forbearance on future principal and interest payments and the Partnership is currently evaluating options and which could limit the ability to obtain leverage related to this MRB.
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

The Partnership is authorized to issue Series A Preferred Units under the Partnership Agreement. As of June 30, 2020, we have issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated in October 2017.  The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs, if the General Partner deems such offerings to be necessary and otherwise consistent with the Partnership’s strategic initiatives. The Partnership is able to issue Series A Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units, inclusive of the amount to be issued.

Proceeds from the Sale of Assets

We may, from time to time, sell our investments in MRBs, investments in unconsolidated entities and MF Properties consistent with our strategic plans. Our MRB portfolio is marked at a significant premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for similar investments. We may consider selling certain MRBs in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRBs included in our TEBS financings.

Our ability to dispose of investments on favorable terms is dependent upon a number of factors including (but not limited to) the availability of credit to potential buyers to purchase investments at prices we consider acceptable. In addition, potential adverse changes to general market and economic conditions may negatively impact our ability to sell our investments in the future.

In January 2020, we sold our PHC Certificates to an unrelated party and we received net proceeds of approximately $8.7 million, after the payment of principal, interest and expenses related to the collapse of the related secured TOB Trust financing. In June 2020, our investment in Vantage at Waco was redeemed upon the sale of the underlying property and we received cash of approximately $10.3 million upon sale.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General and administrative expenses;
•	Distributions paid to holders of Series A Preferred Units and BUCs;
•	Investments in additional MRBs, GILs, property loans and unconsolidated entities;
•	Debt service on debt financings and mortgages payable; and
•	Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of the Partnership’s operations.  For additional details, see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, and the section captioned “Cash flows from operating activities” in the Partnership’s condensed consolidated statements of cash flows set forth in Item 1 of this Quarterly Report on Form 10-Q. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Distributions Paid to Holders of Series A Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%.  The Series A Preferred Units are non-cumulative, non-voting and non-convertible.

On May 22, 2020, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly distribution of $0.06 per BUC to unitholders of record on June 30, 2020 and payable on July 31, 2020.

The Partnership and its General Partner continually assess the level of distributions for the Series A Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant, including the effects of COVID-19.

Investments in Additional MRBs, GILs, Property Loans and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in quality multifamily properties through either the acquisition of MRBs, GILs, property loans or equity investments in both existing and new markets. We evaluate investment opportunities based on (but not limited to) our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. The following table summarizes our outstanding investment commitments as of July 31, 2020:

Investment	Remaining Funding Commitments
Mortgage revenue bond (1)	$14,700,000
Taxable mortgage revenue bond (2)	7,000,000
Governmental issuer loan (1)	22,400,000
Property loans (2)	50,196,404
Total	$94,296,404

(1)

These assets associated with these commitments are securitized in TOB financing facilities with Mizuho that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership.

(2)	We expect funding requests on these commitments to begin in mid-2021, at which time we will evaluate potential financing facilities for leveraging these investments.

Debt Service on Debt Financings and Mortgages Payable

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs and GILs. The financing arrangements generally involve the securitization of MRBs and GILs into trusts whereby we retain beneficial interests in the trusts that provide certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties with the residual interests retained by the Partnership. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments under the MRBs or GILs. In the case of forbearance or default on an MRB or GIL in a Term TOB or TOB financing, we may be required to fund shortfalls in principal and interest payable to the senior beneficial interests, repurchase a portion of the outstanding senior beneficial interests, or repurchase the MRB or GIL and seek alternative financing. In addition, the Partnership may be required to post collateral if the value of MRBs and the GIL securitized in TOB Trusts drops below a threshold in the aggregate. We anticipate that cash flows from the securitized assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Debt Financing Type	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	$302,831,404	56.0%	$356,258,799	66.1%
Variable	238,157,200	44.0%	182,329,180	33.9%
Total	$540,988,604		$538,587,979

Of the variable-rate debt financings presented above, $36.0 million is related to our GIL investment that also bears a variable interest rate. Both the debt financing and GIL are indexed to the SIFMA index, so the Partnership is partially hedged against rising interest rates.

During 2019, we began to strategically diversify our lending relationships to reduce our exposure to Deutsche Bank. In April 2020, we terminated all outstanding arrangements with Deutsche Bank, consisting of the Term TOB Trust, Term A/B Trusts and Master Trust Agreement. The debt financing structures were collapsed and replaced with variable-rate TOB Trust debt financings with Mizuho. The termination of the Master Trust Agreement with Deutsche Bank released the Partnership from various financial covenants that limited the Partnership’s liquidity and that exposed the Partnership to risk of covenant violations due to changes in its market capitalization, which is outside of the Partnership’s control.

Our mortgages payable financing arrangements are used to leverage our MF Properties. The mortgages are entered into with financial institutions and are secured by security interests in the MF Properties. The mortgages bear interest at fixed rates and include scheduled principal payments. We anticipate that cash flows from the secured properties will be sufficient to pay all normal, recurring principal and interest payments.

In February 2020, the Partnership refinanced The 50/50 MF Property mortgage loan with its existing lender.  The maturity date of the mortgage loan was extended seven years to April 2027 and the interest rate was fixed at 4.35%. In February 2020, the Partnership also refinanced The 50/50 MF Property TIF loan with its existing lender. The maturity date of the TIF loan was extended five years to March 2025 and the interest rate was lowered to 4.40%.

In July 2020, we extended the maturity of all existing debt financings with Mizuho that were scheduled to mature within the next 12 months to July 2023. There were no additional changes to terms or fees associated with the amendment. We typically refinance arrangements with existing lenders, assuming the terms are acceptable to the Partnership. We may also explore other financing options with Freddie Mac, Fannie Mae, other investment banks or other lenders in the market.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments by the Partnership.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s General Partner. The Board of Managers of Greystone Manager retains the right to change the leverage constraint in the future based on consideration of factors the Board of Managers considers relevant. The leverage utilized is dependent upon several factors, including, but not limited to, the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns and allowances for MRBs, GILs, property loans, and taxable MRBs, and initial cost for deferred financing costs and MF Properties. As of June 30, 2020, our overall leverage ratio was approximately 62%.

Cash Flows

For the six months ended June 30, 2020, we used cash of $6.1 million, which was the net result of $8.9 million provided by operating activities, $3.4 million used in investing activities, and $11.6 million used in financing activities.

Cash provided by operating activities totaled $8.9 million for the six months ended June 30, 2020, as compared to $7.1 million generated for the six months ended June 30, 2019. The increase between periods was primarily due to net changes in preferred return receivable.

Cash used in investing activities totaled $3.4 million for the six months ended June 30, 2020, as compared to cash used of $8.1 million for the six months ended June 30, 2019. The change between periods was predominantly due the following factors:

•	An increase of $7.8 million due to proceeds from the sale of an investment in an unconsolidated entity;
•	An increase of $11.8 million due to the reduction in purchases of mortgage revenue bonds;
•	An increase of $6.1 million due to the reduction in contributions to unconsolidated entities;
•	A decrease of $8.4 million due to the reduction of principal payments received on mortgage revenue bonds;
•	A net increase of $40.6 million due to proceeds from the sale and principal payments related to the PHC Certificates;
•	An decrease of $40.0 million due to advances on a GIL; and
•	A decrease of $11.4 million due to a reduction of principal payments received on property loans and contingent interest.

Cash used in financing activities totaled $11.6 million for the six months ended June 30, 2020, as compared to cash used of $17.2 million for the six months ended June 30, 2019. The change between periods was predominantly due to a net decrease in proceeds from debt financing of $10.8 million and a net increase in borrowing on unsecured lines of credit of $18.0 million.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provisions for credit and loan losses, impairments on MRBs, GILs, PHC Certificates, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s condensed consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and Series A Preferred Unit distributions and accretion.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$4,588,348	$3,886,190	$7,570,105	$10,338,003
Change in fair value of derivatives and interest rate derivative amortization	(93,647)	83,217	(118,848)	389,808
Depreciation and amortization expense	712,081	819,804	1,421,519	1,640,612
Reversal of impairment on securities (1)	-	-	(1,902,979)	-
Provision for credit loss	464,675	-	1,822,356	-
Impairment charge on real estate assets	25,200	-	25,200	-
Amortization of deferred financing costs	432,118	369,701	791,026	731,006
RUA compensation expense	296,268	186,230	335,336	370,414
Deferred income taxes	(960)	(15,472)	(31,881)	(56,164)
Redeemable Series A Preferred Unit distribution and accretion	(717,762)	(717,763)	(1,435,525)	(1,435,526)
Tier 2 Income distributable (Loss allocable) to the General Partner (2)	-	-	80,501	(753,025)
Bond purchase premium (discount) amortization (accretion), net of cash received	(5,761)	(1,486)	(19,567)	(40,438)
Total CAD	$5,700,560	$4,610,421	$8,537,243	$11,184,690

Weighted average number of BUCs outstanding, basic	60,545,204	60,426,177	60,649,692	60,426,177
Net income per BUC, basic	$0.06	$0.05	$0.10	$0.13
Total CAD per BUC, basic	$0.09	$0.08	$0.14	$0.19
Distributions declared, per BUC	$0.060	$0.125	$0.185	$0.250

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

For the six months ended June 30, 2020, Tier 2 loss allocable to the general partner related to the sale of the PHC Certificates. For the six months ended June 30, 2019, Tier 2 income consisted of $3.0 million of contingent interest realized on redemption of the Vantage at Brooks, LLC property loan.

Off Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we held MRBs that are collateralized by Residential Properties and one commercial property.  The Residential Properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

The Partnership has entered into various commitments and guarantees. For additional discussions related to commitments and guarantees, see Note 19 to the Partnership’s condensed consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than those disclosed in Note 22 to the Partnership’s condensed consolidated financial statements.

Contractual Obligations

As discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2019, the debt obligation amounts maturing in 2020 consist of the principal to be paid on LOCs, various TOB debt financings with Mizuho, and payments on the MF Property mortgages payable.  Our strategic objective is to leverage our MRB portfolio utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the TOB Trust program with Mizuho and the Term TOB Trust program with Morgan Stanley. This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the six months ended June 30, 2020 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will be adopted in future periods, see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The COVID-19 pandemic has caused significant disruptions in the general economy both globally and in the United States during the six months ended June 30, 2020. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Part II – Item 1A of this report for further information. With the exception of developments associated with COVID-19, there have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Mortgage Revenue Bonds Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield on similar MRBs, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of June 30, 2020:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$787,625	1.8%	-8.8%	2.0%	-9.7%	$19,051

Geographic Risk

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding for the dates indicated:

	June 30, 2020	December 31, 2019
Texas	43%	43%
California	17%	18%
South Carolina	17%	17%

Recently, Texas, California and South Carolina have experienced significant increases in COVID-19 cases, though there have been no significant declines in occupancy or materially lower rental collections at Residential Properties in these states to date.  Further spread of COVID-19 in these states may pose risk to the Partnership’s Residential Properties in the future.

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

As of June 30, 2020, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 2.7% and 3.4%;
•	The M31 TEBS facility has a variable interest rate of 1.6%;
•	The M24 and M33 TEBS facilities have fixed interest rates that range between 3.1% and 3.2%;
•	The M45 TEBS facility has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•	The Term TOB Trust securitized by an MRB has a fixed interest rate of 3.5%;
•	The TOB Trusts securitized by MRBs and GILs have variable interest rates that range between 1.5% and 2.4%; and
•	The mortgages payable have fixed interest rates of 4.4%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of June 30, 2020:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of June 30, 2020
July 2015	26,863,410	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	$-
July 2015	26,863,410	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	26,863,410	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	80,590,229	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Sept 2017	57,628,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	78,691,104	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	29,826
							$29,826

(1)	For additional details, see Note 23 to the Partnership's condensed consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming a change in interest rates as of June 30, 2020:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$290,319	$(580,639)	$(1,161,277)	$(1,741,916)	$(2,322,555)
TEBS Debt Financings	143,212	(286,424)	(572,848)	(859,272)	(1,145,696)
Other Investment Financings	35,854	(71,663)	(143,266)	(214,810)	(286,295)
Variable Rate Investments	(78,852)	157,704	315,407	473,111	630,815
Total	$390,533	$(781,022)	$(1,561,984)	$(2,342,887)	$(3,123,731)

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

As the above information incorporates only those material positions or exposures that existed as of June 30, 2020, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in each of the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which are incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the six months ended June 30, 2020, except for the risks disclosed in the following paragraphs.

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

Since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial and credit markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in widespread sustained unemployment and financial hardship for tenants of multifamily real estate properties and cause a decrease in rent collections. The U.S. government has instituted and may continue to institute various relief measures intended to provide economic assistance to business and individuals, but it is uncertain if such relief measures will be sufficient for the tenants of multifamily real estate properties to avoid defaulting on their rent obligations, which would result in lower rent collections by lessors. In addition, many state and local governments have issued and may continue to issue regulations preventing the eviction of tenants for a period of time, which limits the ability of multifamily properties to replace non-paying tenants, which may further negatively impact rent collections. Lower rent collections will negatively impact the ability of the Residential Properties securing our MRBs to meet debt service obligations, which may cause MRBs to default or require us to provide taxable property loans to avoid defaults. In such cases, our returns may be negatively impacted. In addition, defaults of MRBs in securitized trust financing arrangements may trigger requirements for us to post collateral to support the trusts or may cause a covenant default under our financing programs such that we may be required to collapse the financing arrangements or sell the underlying MRBs and cover any shortfall in proceeds. In March 2020, we were required to post additional collateral for a short period of time related to the TOB Trusts due to fluctuations in market prices and the impact to the value of collateral. Similar fluctuations in the future may require us to post additional collateral, which may adversely impact our liquidity position. Lower rent collections at our MF Properties will decrease the net cash flows available to the Partnership for operations and additional investments. Lower rent collections at properties associated with our investments in unconsolidated entities will decrease the distributions received on our investments and negatively impact our returns. If COVID-19, or an outbreak of another infectious or contagious disease, causes prolonged disruptions in the general economy, overall occupancy rates and rental rates may decrease at multifamily properties and further negatively impact net cash flows. The outbreak of an infectious or contagious disease may cause colleges and universities to limit or suspend on-campus, in-person classes, which may negatively impact occupancy, rental rates and net cash flows at student properties, specifically our MF Properties.

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

COVID-19, or another highly infectious or contagious disease, may disrupt the supply chain for materials and labor required for the construction of Residential Properties or multifamily properties that underlie our investments in unconsolidated entities, causing delays in construction leading to additional costs to complete construction. If such disruptions are severe, it may result in a default under the mortgage loans that secure our MRBs and cause us to foreclose on the properties or require us to provide supplemental financial support. If a property associated with an investment in an unconsolidated entity is not completed or costs more to complete than anticipated, it may cause us to receive smaller distributions than expected or prevent us from receiving a return on our investments or recovering our initial investment, which would adversely affect our results of operations. If such disruptions are severe and a managing member is unable to continue operating the property, we may take over ownership of or sell the property. In addition, the Partnership may be required to reverse previously recognized preferred returns associated with these investments, negatively impacting our results of operations. In general, our overall return from our MRBs and investments in unconsolidated entities is likely to be less than if the construction had been completed on time or within budget. Shelter-in-place and social distancing measures imposed as a result of COVID-19, or another highly infectious or contagious disease, will create challenges for the leasing of units and stabilization of projects that have completed construction. If such challenges persist for an extended period of time, it will negatively impact our returns and cash flows from these investments and may cause impairment losses in future periods.

COVID-19, or another highly infectious or contagious disease, may negatively impact our cash flows, financial position and results of operations to such an extent that the General Partner of the Partnership may determine to reduce distributions to the holders of our Series A Preferred Units and BUCs. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another infectious or contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities.  Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us.

The extent to which COVID-19 impacts our operations and those of our borrowers, tenants and investments will depend on future developments, which are highly uncertain and cannot be predicted with any reasonable degree of certainty at this time, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, if COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain COVID-19 is unsuccessful, there could be significant negative impacts to our business, financial condition, and results of operations.

There are various risks associated with our investment in Governmental Issuer Loans (“GILs”)

The risks associated with our investment in the GIL are materially the same as the risks associated with our investments in MRBs, which are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition to such risks, the GIL is also subject to risks associated with the GILs’ variable interest rates, which are indexed to the weekly Securities Industry and Financial Markets Association (“SIFMA”) index rate. Accordingly, decreases in the SIFMA rate will cause a decrease in our interest income and will reduce our operating cash flows. Furthermore, increases in the interest rate of the GIL will increase the cost of construction of the underlying multifamily property. The underlying property established capitalized interest reserves as part of the construction financing structure, but such reserves may be insufficient if the interest rate is significantly higher than anticipated and may cause cost overruns, which could negatively impact the property’s ability to make contractual debt service payments.

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended June 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the periods ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: August 4, 2020	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: August 4, 2020	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer