Form 10-Q
period 2020-09-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2020-11-03
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 30, 2020, the registrant had 60,545,204 Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. outstanding.

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

These forward-looking statements are subject, but not limited, to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”) and governmental issuer loans (“GILs”);
•	the competitive environment in which we operate;
•	risks associated with investing in multifamily, student, senior citizen residential properties and commercial properties;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$51,160,770	$42,308,153
Restricted cash	79,302,009	877,828
Interest receivable, net	8,355,119	7,432,433
Mortgage revenue bonds held in trust, at fair value (Note 6)	759,487,301	743,587,715
Mortgage revenue bonds, at fair value (Note 6)	37,049,300	30,009,750
Governmental issuer loans held in trust (Note 7)	62,085,000	-
Public housing capital fund trust certificates, at fair value (Note 8)	-	43,349,357
Real estate assets: (Note 9)
Land and improvements	4,875,265	4,906,130
Buildings and improvements	72,290,734	72,011,533
Real estate assets before accumulated depreciation	77,165,999	76,917,663
Accumulated depreciation	(17,486,887)	(15,357,700)
Net real estate assets	59,679,112	61,559,963
Investments in unconsolidated entities (Note 10)	99,176,922	86,981,864
Property loans, net of loan loss allowance (Note 11)	12,920,719	7,999,094
Other assets (Note 13)	5,408,616	5,062,351
Total Assets	$1,174,624,868	$1,029,168,508

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 14)	$9,997,214	$9,036,167
Distribution payable	3,686,982	7,607,984
Unsecured lines of credit (Note 15)	11,843,000	13,200,000
Debt financing, net (Note 16)	667,248,701	536,197,421
Mortgages payable and other secured financing, net (Note 17)	26,275,890	26,802,246
Total Liabilities	719,051,787	592,843,818

Commitments and Contingencies (Note 19)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 20)	94,413,465	94,386,427

Partnersʼ Capital:
General Partner (Note 1)	948,408	735,128
Beneficial Unit Certificates ("BUCs," Note 1)	360,211,208	341,203,135
Total Partnersʼ Capital	361,159,616	341,938,263
Total Liabilities and Partnersʼ Capital	$1,174,624,868	$1,029,168,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Investment income	$12,043,313	$12,589,743	$35,988,555	$37,072,288
Property revenues	1,548,931	1,974,546	5,358,132	6,002,971
Contingent interest income	-	3,360	12,043	3,045,462
Other interest income	238,185	206,625	686,253	635,732
Other income	9,518	91,428	9,518	120,181
Total revenues	13,839,947	14,865,702	42,054,501	46,876,634
Expenses:
Real estate operating (exclusive of items shown below)	1,454,985	1,381,909	3,484,783	3,477,983
Provision for credit loss (Note 6)	3,463,253	-	5,285,609	-
Provision for loan loss (Note 11)	811,706	-	811,706	-
Impairment charge on real estate assets	-	75,000	25,200	75,000
Depreciation and amortization	719,783	743,503	2,141,302	2,384,115
Interest expense	5,105,432	6,509,021	16,012,716	19,110,876
General and administrative	3,513,024	6,992,528	9,257,921	12,267,917
Total expenses	15,068,183	15,701,961	37,019,237	37,315,891
Other Income:
Gain on sale of securities	-	-	1,416,023	-
Gain on sale of investments in unconsolidated entities	-	10,475,927	-	10,475,927
Income (loss) before income taxes	(1,228,236)	9,639,668	6,451,287	20,036,670
Income tax expense (benefit)	(68,219)	(68,235)	41,199	(9,236)
Net income (loss)	(1,160,017)	9,707,903	6,410,088	20,045,906
Redeemable Series A Preferred Unit distributions and accretion	(717,763)	(717,762)	(2,153,288)	(2,153,288)
Net income (loss) available to Partners	$(1,877,780)	$8,990,141	$4,256,800	$17,892,618

Net income (loss) available to Partners allocated to:
General Partner	$(18,778)	$1,266,157	$(33,476)	$2,078,086
Limited Partners - BUCs	(1,879,096)	7,695,468	4,239,515	15,719,693
Limited Partners - Restricted units	20,094	28,516	50,761	94,839
	$(1,877,780)	$8,990,141	$4,256,800	$17,892,618
BUC holders' interest in net income (loss) per BUC, basic and diluted	$(0.03)	$0.13	$0.07	$0.26
Weighted average number of BUCs outstanding, basic	60,545,204	60,519,542	60,614,862	60,457,299
Weighted average number of BUCs outstanding, diluted	60,545,204	60,519,542	60,614,862	60,457,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(1,160,017)	$9,707,903	$6,410,088	$20,045,906
Reversal of net unrealized gains on sale of securities	-	-	(1,408,804)	-
Reversal of net unrealized loss on securities to provision for credit loss	280,711	-	652,880	-
Unrealized gain on securities	18,000,520	19,048,316	31,914,433	42,112,324
Unrealized gain on bond purchase commitments	256,222	-	256,222	-
Comprehensive income	$17,377,436	$28,756,219	$37,824,819	$62,158,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$735,128	60,835,204	$341,203,135	$341,938,263	$99,308,677
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(80,501)	-	(7,969,618)	(8,050,119)	-
Distribution of Tier 2 loss (Note 3)	80,501	-	365,218	445,719	-
Net income (loss) allocable to Partners	(53,404)	-	2,317,398	2,263,994	-
Repurchase of BUCs	-	(290,000)	(2,106,673)	(2,106,673)	-
Restricted units awarded	-	290,000	-	-	-
Restricted unit compensation expense	391	-	38,677	39,068	-
Unrealized loss on securities	(70,577)	-	(6,987,159)	(7,057,736)	(7,057,736)
Reversal of net unrealized gains on sale of securities	(14,088)	-	(1,394,716)	(1,408,804)	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	3,722	-	368,447	372,169	372,169
Balance as of March 31, 2020	601,172	60,835,204	325,834,709	326,435,881	91,214,306
Distributions paid or accrued ($0.06 per BUC):
Regular distribution	(36,870)	-	(3,650,112)	(3,686,982)	-
Net income allocable to Partners	38,706	-	3,831,880	3,870,586	-
Restricted unit compensation expense	2,962	-	293,306	296,268	-
Unrealized gain on securities	209,716	-	20,761,933	20,971,649	20,971,649
Balance as of June 30, 2020	815,686	60,835,204	347,071,716	347,887,402	112,185,955
Distributions paid or accrued ($0.06 per BUC):
Regular distribution	(36,870)	-	(3,650,113)	(3,686,983)	-
Net loss allocable to Partners	(18,778)	-	(1,859,002)	(1,877,780)	-
Restricted unit compensation expense	2,996	-	296,528	299,524	-
Unrealized gain on securities	180,005	-	17,820,515	18,000,520	18,000,520
Unrealized gain on bond purchase commitments	2,562	-	253,660	256,222	256,222
Reversal of net unrealized loss on securities to provision for credit loss	2,807	-	277,904	280,711	280,711
Balance as of September 30, 2020	$948,408	60,835,204	$360,211,208	$361,159,616	$130,723,408

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$344,590	60,691,467	$304,121,151	$304,465,741	$58,978,042
Cumulative effect of accounting change (Note 14)	(2)	-	(210)	(212)	-
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(53,812)	-	(5,327,357)	(5,381,169)	-
Distribution of Tier 2 income (Note 3)	(753,025)	-	(2,259,077)	(3,012,102)	-
Net income allocable to Partners	780,245	-	4,953,805	5,734,050	-
Restricted unit compensation expense	1,842	-	182,342	184,184	-
Unrealized gain on securities	81,439	-	8,062,488	8,143,927	8,143,927
Balance as of March 31, 2019	401,277	60,691,467	309,733,142	310,134,419	67,121,969
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(76,631)	-	(7,586,433)	(7,663,064)	-
Net income allocable to Partners	31,684	-	3,136,743	3,168,427	-
Restricted unit compensation expense	1,862	-	184,368	186,230	-
Unrealized gain on securities	149,201	-	14,770,880	14,920,081	14,920,081
Balance as of June 30, 2019	507,393	60,691,467	320,238,700	320,746,093	82,042,050
Distributions paid or accrued ($0.125 per BUC):
Distribution of Tier 2 income (Note 3)	(1,264,949)	-	(3,794,847)	(5,059,796)	-
Distribution of Tier 3 income (Note 3)	-	-	(3,809,553)	(3,809,553)	-
Net income allocable to Partners	1,266,157	-	7,723,984	8,990,141	-
Restricted units awarded	-	353,197	-	-	-
Restricted unit compensation expense	32,657	-	3,233,020	3,265,677	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(209,460)	(1,581,423)	(1,581,423)	-
Unrealized gain on securities	190,483	-	18,857,833	19,048,316	19,048,316
Balance as of September 30, 2019	$731,741	60,835,204	$340,867,714	$341,599,455	$101,090,366

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$6,410,088	$20,045,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,141,302	2,384,115
Provision for loan loss	811,706	-
Gain on sale of investment in securities	(1,416,023)	-
Provision for credit loss	5,285,609	-
Gain on sale of investment in an unconsolidated entity	-	(10,475,927)
Contingent interest realized on investing activities	(12,043)	(3,045,462)
Impairment charge on real estate assets	25,200	75,000
(Gain) loss on derivatives, net of cash paid	(144,546)	574,028
Restricted unit compensation expense	634,860	3,636,091
Bond premium/discount amortization	(82,975)	(106,114)
Debt premium amortization	(30,353)	(8,410)
Amortization of deferred financing costs	1,288,044	1,476,463
Deferred income tax expense & income tax payable/receivable	2,036	100,804
Change in preferred return receivable from unconsolidated entities, net	(2,414,759)	(1,935,286)
Changes in operating assets and liabilities		-
Increase in interest receivable	(922,686)	(915,670)
Decrease in other assets	327,508	694,925
Increase in accounts payable and accrued expenses	738,652	327,188
Net cash provided by operating activities	12,641,620	12,827,651
Cash flows from investing activities:
Capital expenditures	(319,757)	(88,110)
Acquisition of mortgage revenue bonds	(9,513,450)	(19,250,000)
Advances on governmental issuer loans	(62,085,000)	-
Contributions to unconsolidated entities	(17,542,465)	(18,304,139)
Advances on property loans	(5,733,331)	(405,717)
Principal payments received on mortgage revenue bonds	13,836,006	15,508,192
Proceeds from sale of PHC Certificates	43,349,357	-
Principal payments received on PHC Certificates	-	4,775,103
Proceeds from sale of investment in an unconsolidated entity	7,762,166	20,189,663
Principal payments received on taxable mortgage revenue bonds	6,560	25,997
Principal payments received on property loans and contingent interest	12,043	11,413,098
Net cash provided by (used in) investing activities	(30,227,871)	13,864,087
Cash flows from financing activities:
Distributions paid	(21,025,617)	(25,758,751)
Repurchase of BUCs	(2,106,673)	-
Payment of tax withholding related to restricted unit awards	-	(1,581,423)
Proceeds from debt financing	277,231,000	122,921,712
Principal payments on debt financing	(146,126,658)	(90,025,780)
Principal payments on mortgages payable	(535,233)	(474,391)
Principal borrowing on unsecured lines of credit	10,492,728	23,200,000
Principal payments on unsecured lines of credit	(11,849,728)	(45,659,200)
Decrease in security deposit liability related to restricted cash	(123,286)	(51,324)
Debt financing and other deferred costs	(1,093,484)	(1,177,696)
Net cash provided by (used in) financing activities	104,863,049	(18,606,853)
Net increase in cash, cash equivalents and restricted cash	87,276,798	8,084,885
Cash, cash equivalents and restricted cash at beginning of period	43,185,981	33,268,611
Cash, cash equivalents and restricted cash at end of period	$130,462,779	$41,353,496

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,481,578	$16,874,341
Cash paid during the period for income taxes	36,927	155,000
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$3,686,982	$8,869,350
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Capital expenditures financed through accounts payable	60,572	24,504
Deferred financing costs financed through accounts payable	285,108	15,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$51,160,770	$40,782,506
Restricted cash	79,302,009	570,990
Total cash, cash equivalents and restricted cash	$130,462,779	$41,353,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties (collectively “Residential Properties”) and commercial properties. The Partnership has also invested in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. The Partnership expects and believes the interest earned on these MRBs and GILs is excludable from gross income for federal income tax purposes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs or GILs held by the Partnership.   The Partnership may acquire real estate securing its MRBs, GILs, or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management.

The Partnership’s sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), an affiliate of Greystone & Co., Inc. (collectively with its affiliates, “Greystone”).

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has also issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) that represent limited interests in the Partnership under the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership pursuant to subscription agreements with five financial institutions (see Note 20). The holders of the BUCs and Series A Preferred Units are referred to herein collectively as “Unitholders.”

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

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M31 TEBS Financing with Freddie Mac;
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M33 TEBS Financing with Freddie Mac;
•	ATAX TEBS IV, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M45 TEBS Financing with Freddie Mac;
•	ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, which has issued secured notes (“the Secured Notes”) to Mizuho Capital Markets LLC (“Mizuho”);
•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to loan money or provide equity for the development of multifamily properties;
•	One wholly owned corporation (“the Greens Hold Co”), which owns 100% of The 50/50 MF Property, a real estate asset, and certain property loans; and
•	The Suites on Paseo MF Property, a real estate asset, is owned directly by the Partnership.

The Partnership also consolidates variable interest entities (“VIEs”) in which the Partnership is deemed to be the primary beneficiary.

Restricted Cash

Restricted cash is legally restricted as to its use. The Partnership is required to maintain restricted cash collateral related to its two total return swap transactions (see Note 18). In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities, resident security deposits, required maintenance reserves, escrowed funds, and property rehabilitation. Restricted cash is presented with cash and cash equivalents on the Partnership’s condensed consolidated statements of cash flows.

Impairment of Mortgage Revenue Bonds

The Partnership periodically reviews its MRBs for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including, but not necessarily limited to, the following:

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

Investment in Governmental Issuer Loans

The Partnership accounts for its investment in governmental issuer loans (“GILs”) under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investment in these instruments are classified as held-to-maturity debt securities and are reported at amortized cost.

The Partnership periodically reviews its GILs for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including, but not necessarily limited to, the following:

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

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost. If a GIL’s estimated fair value is below amortized cost, and the Partnership does not expect to recover its entire amortized cost, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings as a provision for credit loss, with the remainder recognized as a component of other comprehensive income (loss).

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s condensed consolidated financial statements. If the Partnership experiences deterioration in the value of its GILs, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

Property Loans, Net of Loan Loss Allowance

The Partnership invests in taxable property loans made to the owners of certain multifamily properties. Most of the property loans have been made to multifamily properties that secure MRBs and GILs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s condensed consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. The repayment of these property loans and accrued interest is dependent largely on the cash flows or proceeds upon sale or refinancing of the related property.  The Partnership periodically evaluates these loans for potential impairment by estimating the fair value of the related property and comparing the fair value to the outstanding MRBs, GILs or other senior financing, plus the Partnership’s property loans.  The Partnership utilizes a discounted cash flow model that considers varying assumptions.  The discounted cash flow analysis may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the related property, after deducting the amortized cost basis of the MRB, GIL or other senior financing, exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019. These condensed consolidated financial statements and notes have been prepared consistently with the 2019 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of September 30, 2020, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2019 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

The business and economic uncertainty resulting from the COVID-19 pandemic has made estimates and assumptions more difficult to calculate. The extent of the impact of COVID-19 on the Partnership’s future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the underlying borrowers of MRBs and GILs, tenants at the MF Properties and operations of the Partnership’s investments in unconsolidated entities. In addition, market volatility may cause fluctuations in the valuation of the Partnership’s MRBs, taxable MRBs, GILs, MF Properties and investments in unconsolidated entities. The extent to which COVID-19 will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

As of September 30, 2020, the Partnership has yet to observe a significant decline in occupancy or operating results at properties securing its MRBs due to the COVID-19 pandemic, with the exception of the Pro Nova 2014-1 and Live 929 Apartments MRBs which are further discussed in Note 6. Furthermore, the Partnership has observed no material negative trends that potentially indicate impairment of The 50/50 MF Property or properties related to its GILs and investments in unconsolidated entities. The Partnership performed an impairment analysis for the Suites at Paseo MF Property due to a significant decline in occupancy as of September 30, 2020 as a result of COVID-19. The Partnership’s estimates of future undiscounted net cash flows expected to be generated from the use of the asset significantly exceeded the carrying value such that the property was not impaired.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).”  ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses.  ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs.  In November 2019, the FASB issued ASU 2019-10 which amended the mandatory effective dates of certain ASUs, including ASU 2016-13, based on an entity’s filing status.  As a smaller reporting company, the Partnership’s mandatory effective date for ASU 2016-13 is now January 1, 2023, and the Partnership has elected to defer adoption until that date.  The delay in implementing ASU 2016-13 will allow the Partnership to take advantage of any additional guidance that may come out from the FASB on implementing ASU 2016-13. The effective date may be sooner if the Partnership becomes an accelerated filer in the future. Prior to the issuance of ASU 2019-10, the Partnership completed an initial assessment and determined that its property loans, the interest receivable on property loans, receivables reported within other assets, financial guarantees and commitments are within the scope of ASU 2016-13. The Partnership has also determined that the GILs and the interest receivable on GILs are within the scope of ASU 2016-13. Furthermore, the Partnership has begun developing data collection processes, assessment procedures and internal controls required to implement ASU 2016-13. The Partnership will continue to develop data collection processes, assessment procedures and internal controls that will be required when it does implement ASU 2016-13, and to evaluate the impact on the Partnership’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities from March 12, 2020 through December 31, 2022. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Partnership is currently evaluating the impact that the adoption of ASU 2020-04 will have on its condensed consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s condensed consolidated statements of operations. The unvested Restricted Unit Awards (“RUAs”) issued under the Partnership’s 2015 Equity Incentive Plan (the “2015 Plan”) are considered participating securities. There were no dilutive BUCs for the three and nine months ended September 30, 2020 and 2019.

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

As the primary beneficiary, the Partnership reports the TOB, Term TOB, Term A/B and TEBS Financings on a consolidated basis. The Partnership reports the Floater Certificates related to the TOB Financings, and the Class A Certificates related to the Term TOB, Term A/B and TEBS Financings as secured debt financings on the Partnership’s condensed consolidated balance sheets. The MRBs, GILs, and property loans secured by the TOB, Term TOB, Term A/B and TEBS Financings, and the PHCs secured by the TOB Financings, are reported as assets on the Partnership’s condensed consolidated balance sheets (see Notes 6, 7, 8 and 11).

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, GILs, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s condensed consolidated financial statements.

The Partnership held variable interests in 20 and 17 non-consolidated VIEs as of September 30, 2020 and December 31, 2019, respectively. The following table summarizes the Partnership’s variable interests in these entities and maximum exposure to loss as of September 30, 2020 and December 31, 2019:

	Maximum Exposure to Loss
	September 30, 2020	December 31, 2019
Mortgage revenue bonds	$20,879,500	$30,455,000
Governmental issuer loans	62,085,000	-
Property loans	5,327,342	-
Investment in unconsolidated entities	99,176,922	86,981,864
	$187,468,764	$117,436,864

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns. The difference between an MRB’s carrying value on the Partnership’s condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss for GILs, property loans and investments in unconsolidated entities is equal to the Partnership’s carrying value.

6. Investments in Mortgage Revenue Bonds

MRBs owned by the Partnership provide construction and/or permanent financing for Residential Properties and a commercial property.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (see Note 16). All MRBs are current on contractual debt service as of September 30, 2020. The Partnership had the following investments in MRBs as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$10,083,199	$2,360,586	$-	$12,443,785
Glenview Apartments - Series A (3)	CA	4,496,129	973,537	-	5,469,666
Harmony Court Bakersfield - Series A (4)	CA	3,676,474	825,077	-	4,501,551
Harmony Terrace - Series A (4)	CA	6,805,898	1,638,021	-	8,443,919
Harden Ranch - Series A (2)	CA	6,642,011	1,515,729	-	8,157,740
Las Palmas II - Series A (4)	CA	1,668,247	387,698	-	2,055,945
Montclair Apartments - Series A (3)	CA	2,435,805	588,172	-	3,023,977
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,640,285	2,228,796	-	9,869,081
Ocotillo Springs - Series A (6)	CA	2,023,500	136,002	-	2,159,502
San Vicente - Series A (4)	CA	3,439,838	749,936	-	4,189,774
Santa Fe Apartments - Series A (3)	CA	2,950,886	723,204	-	3,674,090
Seasons at Simi Valley - Series A (4)	CA	4,248,522	1,148,131	-	5,396,653
Seasons Lakewood - Series A (4)	CA	7,249,761	1,744,848	-	8,994,609
Seasons San Juan Capistrano - Series A (4)	CA	12,206,230	2,817,981	-	15,024,211
Summerhill - Series A (4)	CA	6,330,829	1,390,308	-	7,721,137
Sycamore Walk - Series A (4)	CA	3,528,394	824,890	-	4,353,284
The Village at Madera - Series A (4)	CA	3,040,730	682,403	-	3,723,133
Tyler Park Townhomes - Series A (2)	CA	5,785,729	986,191	-	6,771,920
Vineyard Gardens - Series A (6)	CA	3,976,346	1,160,591	-	5,136,937
Westside Village Market - Series A (2)	CA	3,780,963	856,081	-	4,637,044
Brookstone (1)	IL	7,383,072	2,247,992	-	9,631,064
Copper Gate Apartments (2)	IN	5,005,000	683,989	-	5,688,989
Renaissance - Series A (3)	LA	10,904,002	3,564,144	-	14,468,146
Live 929 Apartments (6)	MD	36,291,223	-	-	36,291,223
Woodlynn Village (1)	MN	4,146,000	14,592	-	4,160,592
Gateway Village (6)	NC	2,600,000	140,475	-	2,740,475
Greens Property - Series A (2)	NC	7,856,000	756,805	-	8,612,805
Lynnhaven Apartments (6)	NC	3,450,000	186,399	-	3,636,399
Silver Moon - Series A (3)	NM	7,714,309	1,874,494	-	9,588,803
Village at Avalon - Series A (5)	NM	16,217,931	4,567,604	-	20,785,535
Ohio Properties - Series A (1)	OH	13,758,000	63,719	-	13,821,719
Bridle Ridge (1)	SC	7,235,000	77,658	-	7,312,658
Columbia Gardens (4)	SC	12,941,555	2,668,577	-	15,610,132
Companion at Thornhill Apartments (4)	SC	11,086,752	2,194,358	-	13,281,110
Cross Creek (1)	SC	6,138,945	2,383,041	-	8,521,986
Rosewood Townhomes - Series A (6)	SC	9,266,171	1,987,546	-	11,253,717
South Pointe Apartments - Series A (6)	SC	21,567,811	4,626,185	-	26,193,996
The Palms at Premier Park Apartments (2)	SC	18,675,219	3,044,617	-	21,719,836
Village at River's Edge (4)	SC	9,820,327	1,738,232	-	11,558,559
Willow Run (4)	SC	12,762,198	2,451,637	-	15,213,835
Arbors at Hickory Ridge (2)	TN	10,948,055	2,529,443	-	13,477,498
Avistar at Copperfield - Series A (6)	TX	13,848,985	2,878,107	-	16,727,092
Avistar at the Crest - Series A (2)	TX	9,169,185	2,197,370	-	11,366,555
Avistar at the Oaks - Series A (2)	TX	7,410,639	1,774,121	-	9,184,760
Avistar at the Parkway - Series A (3)	TX	12,755,020	2,772,972	-	15,527,992
Avistar at Wilcrest - Series A (6)	TX	5,248,485	965,784	-	6,214,269
Avistar at Wood Hollow - Series A (6)	TX	39,851,626	7,804,810	-	47,656,436
Avistar in 09 - Series A (2)	TX	6,398,800	1,560,811	-	7,959,611
Avistar on the Boulevard - Series A (2)	TX	15,620,696	3,472,860	-	19,093,556
Avistar on the Hills - Series A (2)	TX	5,073,490	1,237,538	-	6,311,028
Bruton Apartments (4)	TX	17,708,333	3,228,263	-	20,936,596
Concord at Gulfgate - Series A (4)	TX	18,842,536	4,685,473	-	23,528,009
Concord at Little York - Series A (4)	TX	13,200,088	3,403,013	-	16,603,101
Concord at Williamcrest - Series A (4)	TX	20,448,350	5,178,003	-	25,626,353
Crossing at 1415 - Series A (4)	TX	7,350,633	1,745,850	-	9,096,483
Decatur Angle (4)	TX	22,318,001	5,321,998	-	27,639,999
Esperanza at Palo Alto (4)	TX	19,253,807	5,564,002	-	24,817,809
Heights at 515 - Series A (4)	TX	6,729,631	1,540,848	-	8,270,479
Heritage Square - Series A (3)	TX	10,608,706	2,082,726	-	12,691,432
Oaks at Georgetown - Series A (4)	TX	12,161,844	2,269,126	-	14,430,970
Runnymede (1)	TX	9,865,000	212,185	-	10,077,185
Southpark (1)	TX	11,603,714	2,079,073	-	13,682,787
15 West Apartments (4)	WA	9,622,192	3,105,572	-	12,727,764
Mortgage revenue bonds held in trust		$632,867,107	$126,620,194	$-	$759,487,301

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 16

(4)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)	MRB held by Morgan Stanley in a debt financing transaction, Note 16
(6)	MRBs held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16

	September 30, 2020
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montevista - Series A	CA	$6,720,000	$2,263,726	$-	$8,983,726
Solano Vista - Series A	CA	2,665,000	870,630	-	3,535,630
Greens Property - Series B	NC	926,759	121,965	-	1,048,724
Arby Road Apartments - Series A	NV	7,475,000	15,996	-	7,490,996
Ohio Properties - Series B	OH	3,490,490	14,476	-	3,504,966
Rosewood Townhomes - Series B	SC	469,855	2,694	-	472,549
South Pointe Apartments - Series B	SC	1,099,660	6,305	-	1,105,965
Pro Nova 2014-1	TN	8,196,200	-	-	8,196,200
Avistar at the Crest - Series B	TX	737,241	133,980	-	871,221
Avistar at the Oaks - Series B	TX	539,614	94,852	-	634,466
Avistar at the Parkway - Series B	TX	124,059	42,955	-	167,014
Avistar in 09 - Series B	TX	445,133	79,970	-	525,103
Avistar on the Boulevard - Series B	TX	438,071	74,669	-	512,740
Mortgage revenue bonds held by the Partnership		$33,327,082	$3,722,218	$-	$37,049,300

	December 31, 2019
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,147,686	$1,602,534	$-	$11,750,220
Glenview Apartments - Series A (4)	CA	4,533,958	757,900	-	5,291,858
Harmony Court Bakersfield - Series A (5)	CA	3,699,987	549,211	-	4,249,198
Harmony Terrace - Series A (5)	CA	6,849,214	1,121,262	-	7,970,476
Harden Ranch - Series A (3)	CA	6,700,868	1,281,980	-	7,982,848
Las Palmas II - Series A (5)	CA	1,679,022	263,441	-	1,942,463
Montclair Apartments - Series A (4)	CA	2,456,298	446,558	-	2,902,856
Montecito at Williams Ranch Apartments - Series A (7)	CA	7,681,146	1,580,303	-	9,261,449
San Vicente - Series A (5)	CA	3,462,053	510,593	-	3,972,646
Santa Fe Apartments - Series A (4)	CA	2,975,713	540,988	-	3,516,701
Seasons at Simi Valley - Series A (5)	CA	4,282,477	860,856	-	5,143,333
Seasons Lakewood - Series A (5)	CA	7,295,901	1,124,372	-	8,420,273
Seasons San Juan Capistrano - Series A (5)	CA	12,283,916	1,893,075	-	14,176,991
Summerhill - Series A (5)	CA	6,371,318	797,228	-	7,168,546
Sycamore Walk - Series A (5)	CA	3,559,011	567,713	-	4,126,724
The Village at Madera - Series A (5)	CA	3,060,177	454,240	-	3,514,417
Tyler Park Townhomes - Series A (3)	CA	5,837,595	864,894	-	6,702,489
Vineyard Gardens - Series A (7)	CA	3,995,000	815,213	-	4,810,213
Westside Village Market - Series A (3)	CA	3,814,857	594,361	-	4,409,218
Brookstone (1)	IL	7,406,755	2,194,994	-	9,601,749
Copper Gate Apartments (3)	IN	5,005,000	682,497	-	5,687,497
Renaissance - Series A (4)	LA	11,001,027	1,775,086	-	12,776,113
Live 929 Apartments (7), (8)	MD	39,984,026	-	(280,711)	39,703,315
Woodlynn Village (1)	MN	4,172,000	44,510	-	4,216,510
Gateway Village (2)	NC	2,600,000	509,901	-	3,109,901
Greens Property - Series A (3)	NC	7,936,000	845,678	-	8,781,678
Lynnhaven Apartments (2)	NC	3,450,000	393,686	-	3,843,686
Silver Moon - Series A (4)	NM	7,762,116	1,166,748	-	8,928,864
Village at Avalon - Series A (6)	NM	16,302,038	3,131,843	-	19,433,881
Ohio Properties - Series A (1)	OH	13,857,000	48,813	-	13,905,813
Bridle Ridge (1)	SC	7,315,000	113,469	-	7,428,469
Columbia Gardens (5)	SC	13,064,589	2,179,744	-	15,244,333
Companion at Thornhill Apartments (5)	SC	11,178,557	1,709,040	-	12,887,597
Cross Creek (1)	SC	6,143,976	2,507,072	-	8,651,048
Rosewood Townhomes - Series A (7)	SC	9,280,000	316,916	-	9,596,916
South Pointe Apartments - Series A (7)	SC	21,600,000	835,005	-	22,435,005
The Palms at Premier Park Apartments (3)	SC	18,838,478	2,799,411	-	21,637,889
Village at River's Edge (5)	SC	9,872,297	2,236,259	-	12,108,556
Willow Run (5)	SC	12,884,191	2,100,598	-	14,984,789
Arbors at Hickory Ridge (3)	TN	11,056,825	1,934,146	-	12,990,971
Pro Nova 2014-1 (2), (8)	TN	10,022,352	-	(372,169)	9,650,183
Avistar at Copperfield - Series A (2)	TX	13,945,681	2,356,231	-	16,301,912
Avistar at the Crest - Series A (3)	TX	9,252,257	1,715,456	-	10,967,713
Avistar at the Oaks - Series A (3)	TX	7,475,794	1,336,580	-	8,812,374
Avistar at the Parkway - Series A (4)	TX	12,854,039	2,065,468	-	14,919,507
Avistar at Wilcrest - Series A (2)	TX	5,285,131	806,523	-	6,091,654
Avistar at Wood Hollow - Series A (2)	TX	40,129,878	6,450,704	-	46,580,582
Avistar in 09 - Series A (3)	TX	6,455,058	1,125,239	-	7,580,297
Avistar on the Boulevard - Series A (3)	TX	15,762,217	2,648,781	-	18,410,998
Avistar on the Hills - Series A (3)	TX	5,118,097	938,032	-	6,056,129
Bruton Apartments (5)	TX	17,807,768	3,534,702	-	21,342,470
Concord at Gulfgate - Series A (5)	TX	18,975,786	3,572,995	-	22,548,781
Concord at Little York - Series A (5)	TX	13,293,436	2,624,054	-	15,917,490
Concord at Williamcrest - Series A (5)	TX	20,592,957	3,971,001	-	24,563,958
Crossing at 1415 - Series A (5)	TX	7,405,406	1,229,438	-	8,634,844
Decatur Angle (5)	TX	22,455,747	4,198,200	-	26,653,947
Esperanza at Palo Alto (5)	TX	19,356,959	4,111,518	-	23,468,477
Heights at 515 - Series A (5)	TX	6,779,777	1,154,387	-	7,934,164
Heritage Square - Series A (4)	TX	10,695,037	1,455,672	-	12,150,709
Oaks at Georgetown - Series A (5)	TX	12,239,247	1,645,817	-	13,885,064
Runnymede (1)	TX	9,925,000	80,343	-	10,005,343
Southpark (1)	TX	11,548,337	2,334,262	-	13,882,599
15 West Apartments (5)	WA	9,673,117	2,287,904	-	11,961,021
Mortgage revenue bonds held in trust		$648,445,150	$95,795,445	$(652,880)	$743,587,715

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)	MRBs held by Deutsche Bank in a debt financing transaction, Note 16
(3)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 16

(4)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(5)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(6)	MRB held by Morgan Stanley in a debt financing transaction, see Note 16
(7)	MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, see Note 16
(8)	As of the date presented, the MRB had been in a cumulative unrealized loss position for less than 12 consecutive months.

	December 31, 2019
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Montevista - Series A & B	CA	$13,200,000	$1,654,870	$-	$14,854,870
Solano Vista - Series A & B	CA	5,768,000	625,235	-	6,393,235
Greens Property - Series B	NC	930,016	142,265	-	1,072,281
Ohio Properties - Series B	OH	3,504,171	10,363	-	3,514,534
Rosewood Townhomes - Series B	SC	470,000	1,685	-	471,685
South Pointe Apartments - Series B	SC	1,100,000	2,952	-	1,102,952
Avistar at the Crest - Series B	TX	740,876	94,819	-	835,695
Avistar at the Oaks - Series B	TX	542,170	65,455	-	607,625
Avistar at the Parkway - Series B	TX	124,305	38,045	-	162,350
Avistar in 09 - Series B	TX	447,241	53,995	-	501,236
Avistar on the Boulevard - Series B	TX	440,231	53,056	-	493,287
Mortgage revenue bonds held by the Partnership		$27,267,010	$2,742,740	$-	$30,009,750

See Note 23 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows.

During the three months ended September 30, 2020, the Partnership recognized a provision for credit loss of approximately $3.5 million related to the Live 929 Apartments MRB in its condensed consolidated statements of operations. During the nine months ended September 30, 2020, the Partnership recognized a provision for credit loss of approximately $5.3 million related to the Live 929 Apartments MRB and the Pro Nova 2014-1 MRB in its condensed consolidated statements of operations. See Note 2 for information considered in the Partnership’s evaluation of other-than-temporary impairment and provision for credit loss of the MRBs.

The provision for credit loss related to the Live 929 Apartments MRB was due to recent operational results, the borrower’s continued covenant forbearance, and a decline in debt service coverage. The change in operating results at the Live 929 Apartments was primarily driven by the impact of the COVID-19 pandemic, which has had a significant impact on the student housing industry. The provision for credit loss related to the Pro Nova 2014-1 MRB was due to debt service shortfalls by the underlying commercial property, the borrower’s request for forbearance, and the general creditworthiness of proton therapy centers in the United States, including the impacts of the COVID-19 pandemic.

MRB Activity in the First Nine Months of 2020

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the nine months ended September 30, 2020:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Principal Acquired
Arby Road Apartments - Series A (1)	June	Las Vegas, NV	180	10/1/2027	5.35%	$1,690,000
Arby Road Apartments - Series A (1)	June	Las Vegas, NV	180	4/1/2041	5.50%	5,785,000
Ocotillo Springs - Series A (2)	July	Brawley, CA	75	8/1/2037	4.55% (3)	2,023,500
						$9,498,500

(1)	Both MRBs are part of the same series but have different interest rates and maturity dates.
(2)

The Partnership has committed to provide total funding of the MRB up to $15.0 million during construction and lease-up of the property on a drawdown basis. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization is approximately $3.5 million.

(3)

The MRB has a variable interest rate equal to 1-month LIBOR plus 3.25%, subject to a floor of 4.55%, during construction of the project until stabilization. After stabilization, the MRB will convert to a fixed interest rate of 4.35%.

Redemptions:

The following MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2020:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Solano Vista - Series B	January	Vallejo, CA	96	1/1/2021	5.85%	$3,103,000
Montevista - Series B	August	San Pablo, CA	82	7/1/2021	8.00%	6,480,000
						$9,583,000

MRB Activity in the First Nine Months of 2019

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding during the nine months ended September 30, 2019:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Principal Outstanding at Date of Acquisition
Gateway Village	February	Durham, NC	64	4/1/2032	6.10%	$2,600,000
Lynnhaven Apartments	February	Durham, NC	75	4/1/2032	6.10%	3,450,000
Montevista - Series A	June	San Pablo, CA	82	7/1/2036	5.75%	6,720,000
Montevista - Series B	June	San Pablo, CA	82	7/1/2021	5.75%	6,480,000
						$19,250,000

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2019:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Seasons San Juan Capistrano - Series B	January	San Juan Capistrano, CA	112	1/1/2019	8.00%	$5,574,000
Courtyard - Series B	April	Fullerton, CA	108	6/1/2019	8.00%	6,228,000
						$11,802,000

Restructurings:

The following MRBs were restructured during the nine months ended September 30, 2019.  The principal outstanding on the Series B MRBs were collapsed into the principal outstanding on the associated Series A MRBs and the Series B MRBs were eliminated.  No cash was paid or received on restructuring. The terms of the Series B MRBs that were eliminated are as follows:

Property Name	Month Restructured	Property Location	Units	Maturity Date	Interest Rate	Principal Outstanding at Date of Restructuring
Avistar at Copperfield - Series B	May	Houston, TX	192	6/1/2054	12.00%	$4,000,000
Avistar at Wilcrest - Series B	May	Houston, TX	88	6/1/2054	12.00%	1,550,000
Avistar at Wood Hollow - Series B	May	Austin, TX	409	6/1/2054	12.00%	8,410,000
						$13,960,000

7. Governmental Issuer Loans

Governmental issuer loans (“GILs”) owned by the Partnership are issued by state governmental authorities to provide construction financing for affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any state government, agency or authority and no state government, agency or authority is liable for them, nor is the taxing power of any state government pledged to the payment of principal or interest on the GILs. The GILs are secured by the borrower’s non-recourse obligation evidenced by a mortgage on all real and personal property associated with the underlying property. The sole source of the funds to pay principal and interest on the GILs is the net cash flow or the sale or refinancing proceeds from the underlying property. The GILs share a first mortgage lien position with the associated property loans also owned by the Partnership (see Note 11). The GILs are held in trust in connection with TOB Trust financing (see Note 16). The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction. The Partnership had the following investments and remaining funding commitments related to its GILs as of September 30, 2020:

						As of September 30, 2020
Property Name	Date Acquired	Property Location	Units	Maturity Date	Variable Interest Rate	Current Interest Rate	Amortized Cost	Maximum Remaining Commitment
Scharbauer Flats Apartments	June 2020	Midland, TX	300	1/1/2023 (1)	SIFMA + 3.10%	3.22%	$40,000,000	$-
Oasis at Twin Lakes	July 2020	Roseville, MN	228	8/1/2023 (2)	SIFMA + 3.25% (3), (4)	3.75%	12,410,000	21,590,000
Centennial Crossings	August 2020	Centennial, CO	209	9/1/2023 (2)	SIFMA + 2.75% (4)	3.25%	9,675,000	23,405,000
							$62,085,000	$44,995,000

(1)	The borrower may automatically extend the maturity to July 2023 and may further extend the maturity to January 2024 upon payment of a non-refundable extension fee.
(2)	The borrower may extend the maturity date to for a period not to exceed six months upon payment of a non-refundable extension fee.
(3)	The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)	The SIFMA index interest rate component is subject to a floor of 0.50%.

An affiliate of the Partnership has forward committed to purchase the GILs at maturity if the property has reached stabilization and other conditions are met (see Note 22). Affiliates of the borrower have guaranteed payment of principal and accrued interest on the GILs of 100% at origination, decreasing to 50% upon receipt of the certificate of occupancy, and decreasing to 25% upon achievement of 90% occupancy for 30 consecutive days.

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

On January 30, 2020, the Partnership sold its PHC Certificates to an unrelated party for approximately $43.3 million, plus accrued interest, recognizing a gain on sale of securities of approximately $1.4 million.  The PHC Certificates were held in trust at Mizuho in secured TOB Trust financing transactions, which upon sale, were collapsed and all principal and interest were paid off in full (see Note 16).

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

9. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of September 30, 2020 and December 31, 2019:

Real Estate Assets as of September 30, 2020
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,349,880	$42,549,148
The 50/50 MF Property	Lincoln, NE	475	-	32,940,854	32,940,854
Land held for development		(1)	1,675,997	-	1,675,997
					$77,165,999
Less accumulated depreciation					(17,486,887)
Total real estate assets					$59,679,112

(1)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Real Estate Assets as of December 31, 2019
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,073,728	$42,272,996
The 50/50 MF Property	Lincoln, NE	475	-	32,937,805	32,937,805
Land held for development		(2)	1,706,862	-	1,706,862
					$76,917,663
Less accumulated depreciation					(15,357,700)
Total real estate assets					$61,559,963

(2)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Activity in the First Nine Months of 2020

As of September 30, 2020, the land held for development in Gardner, KS was under contract for sale.

In June 2020, the Partnership determined that the land held for development in Gardner, Kansas was impaired and recorded an impairment charge of $25,200, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land.

Activity in the First Nine Months of 2019

In September 2019, the Partnership determined that the land held for development in Gardner, KS was impaired and recorded an impairment charge of $75,000, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land.

10. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments for a period of time approximating two to three years after construction completion. The return on these investments earned by the Partnership is reported as “Investment income” on the Partnership’s condensed consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of September 30, 2020 and December 31, 2019 and remaining equity commitment amounts as of September 30, 2020:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of September 30, 2020	Carrying Value as of December 31, 2019	Maximum Remaining Equity Commitment as of September 30, 2020
Vantage at Waco	Waco, TX	288	August 2016	May 2018	$-	$9,337,166	$-
Vantage at Powdersville	Powdersville, SC	288	November 2017	February 2020	12,295,801	12,295,801	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	7,840,500	7,840,500	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	10,570,000	10,144,052	-
Vantage at Germantown	Germantown, TN	288	June 2018	March 2020	12,425,000	11,745,155	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	N/A	14,564,613	13,516,425	-
Vantage at Coventry	Omaha, NE	294	September 2018	N/A	9,007,435	9,007,435	-
Vantage at Conroe	Conroe, TX	288	April 2019	N/A	10,151,000	8,078,519	-
Vantage at O'Connor	San Antonio, TX	288	October 2019	N/A	8,043,132	5,016,811	-
Vantage at Westover Hills	San Antonio, TX	288	January 2020	N/A	7,824,302	-	-
Vantage at Tomball	Tomball, TX	288	August 2020	N/A	6,455,139	-	4,056,333
		3,180			$99,176,922	$86,981,864	$4,056,333

Activity in the First Nine Months of 2020

In January 2020, the Partnership executed a $7.3 million equity commitment to fund construction of the Vantage at Westover Hills multifamily property.

In June 2020, Vantage at Waco sold substantially all assets to an unrelated third party and ceased operations. The Partnership has received cash of approximately $10.6 million as a result of the sale. The Partnership recognized approximately $1.3 million of “Investment Income” associated with the sale.  The Partnership may also be entitled to up to $213,000 of additional proceeds in 2020 if certain gain contingencies are satisfied.

In August 2020, the Partnership executed a $10.4 million equity commitment to fund construction of the Vantage at Tomball multifamily property.

Activity in the First Nine Months of 2019:

In April 2019, the Partnership executed a $9.0 million equity commitment to fund construction of the Vantage at Conroe multifamily property.

In September 2019, the membership interests of Vantage at Panama City Beach were sold to an unrelated third party. The Partnership received cash of approximately $22.7 million upon sale. The Partnership recognized approximately $547,000 of investment income and approximately $10.5 million of gain on sale of investment in an unconsolidated entity associated with the sale. The Partnership may also be entitled to receive up to $325,000 of additional proceeds if certain gain contingencies are satisfied.

The following table provides combined summary financial information for the Partnership’s investments in unconsolidated entities for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Property Revenues	$3,501,288	$3,713,106	$8,971,999	$9,534,250
Gain on sale of property	$372,974	$22,556,694	$6,635,966	$22,556,694
Net income (loss)	$(1,495,383)	$21,606,621	$341,905	$20,918,176

11. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Centennial Crossings (1)	3,017,729	-	3,017,729
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	811,706	(811,706)	-
Ohio Properties	2,390,446	-	2,390,446
Scharbauer Flats Apartments (1)	2,309,613	-	2,309,613
Total	$21,126,239	$(8,205,520)	$12,920,719

(1)	Property loans are held in trust in connection with a TOB Financing (see Note 16).

	December 31, 2019
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	405,717	-	405,717
Ohio Properties	2,390,446	-	2,390,446
Total	$15,392,908	$(7,393,814)	$7,999,094

The Partnership recognized a provision for loan loss and associated loan loss allowance of approximately $812,000 for the three and nine months ended September 30, 2020 related to Live 929 Apartments property loan as the Partnership determined it was probable the outstanding balance will not be collectible. The interest to be earned on the Live 929 Apartments and Cross Creek property loans was on nonaccrual status for the three and nine months ended September 30, 2020 and 2019. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, for the three and nine months ended September 30, 2020 and 2019, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

Activity in the First Nine Months of 2020

Concurrent with the acquisition of its GILs (see Note 7), the Partnership has committed to provide property loans for the construction of the underlying properties on a draw-down basis. The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrower have guaranteed payment of principal and accrued interest on the GILs of 100% at origination, decreasing to 50% upon receipt of the certificate of occupancy, and decreasing to 25% upon achievement of 90% occupancy for 30 consecutive days. The following is a summary of property loans, and the remaining funding commitments, that were entered into during the first nine months of 2020:

			As of September 30, 2020
Property Name	Date Committed	Maturity Date	Outstanding Balance	Maximum Remaining Commitment
Scharbauer Flats Apartments	June 2020	1/1/2023 (1)	$2,309,613	$21,850,387
Oasis at Twin Lakes	July 2020	8/1/2023 (2)	-	27,704,180
Centennial Crossings	August 2020	9/1/2023 (2)	3,017,729	21,232,271
			$5,327,342	$70,786,838

(1)	The borrower has the option to extend the maturity date with two six-month extensions.
(2)	The borrower has the option to extend the maturity date up to six months.

During the third quarter of 2020, the Partnership advanced Live 929 Apartments approximately $406,000 under the secured property loan entered into in August 2019.

Activity in the First Nine Months of 2019

In January 2019, the Vantage at Brooks property was sold by its owner. Upon sale, the Partnership received all outstanding principal and accrued interest on the Vantage at Brooks, LLC property loan. The Partnership received additional proceeds of approximately $3.0 million, which are reported as “Contingent interest income” on the Partnership’s condensed consolidated statements of operations. The contingent interest recognized is considered Tier 2 income for purposes of distributions to the General Partner and BUC holders (see Note 3).

In August 2019, the Partnership entered into a secured property loan with Live 929 Apartments. The property may request additional advances for the sole purpose of funding monthly operating shortfalls up to a total loan amount of $1.0 million. The property loan is subordinate to the MRBs associated with the property and has a stated maturity date of July 31, 2049.

12. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Current income tax expense (benefit)	$(33,618)	$13,932	$107,681	$129,095
Deferred income tax benefit	(34,601)	(82,167)	(66,482)	(138,331)
Total income tax expense (benefit)	$(68,219)	$(68,235)	$41,199	$(9,236)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of September 30, 2020 and December 31, 2019.

13. Other Assets

The following table summarizes the other assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Deferred financing costs, net	$430,578	$353,862
Fair value of derivative instruments (Note 18)	155,457	10,911
Taxable mortgage revenue bonds, at fair value	1,486,883	1,383,237
Bond purchase commitments, at fair value (Note 19)	256,222	-
Operating lease right-of-use assets, net	1,650,360	1,673,242
Other assets	1,429,116	1,641,099
Total other assets	$5,408,616	$5,062,351

As of September 30, 2020 and December 31, 2019, the operating lease right-of-use assets consisted primarily of a ground lease at the 50/50 MF Property (see Note 14).

See Note 23 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments and taxable MRBs. Unrealized gains or losses on these assets are recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

The following table includes details of the taxable MRB acquired during the nine months ended September 30, 2020:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Principal Acquired
Ocotillo Springs - Series A-T	July	Brawley, CA	75	8/1/2022	4.91% (1)	$ - (2)

(1)	The taxable MRB has a variable interest rate equal to the 1-month LIBOR plus 3.55%, subject to a floor of 4.91%.
(2)

The Partnership has committed to provide total funding of the taxable MRB up to $7.0 million during construction and lease-up of the property on a drawdown basis. No funds have been advanced as of September 30, 2020.

14. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the accounts payable, accrued expenses and other liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accounts payable	$425,445	$93,834
Accrued expenses	2,950,430	2,529,982
Accrued interest expense	3,037,449	2,690,076
Operating lease liabilities	2,142,308	2,138,783
Other liabilities	1,441,582	1,583,492
Total accounts payable, accrued expenses and other liabilities	$9,997,214	$9,036,167

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

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of September 30, 2020, the minimum aggregate annual payment due under the agreement is approximately $135,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $42,000 and $126,000 for the three and nine months ended September 30, 2020 and 2019, respectively, and are reported within “Real estate operating expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of September 30, 2020:

Remainder of 2020	$33,785
2021	136,366
2022	139,091
2023	141,871
2024	144,706
Thereafter	4,517,274
Total	5,113,093
Less: Amount representing interest	(2,970,785)
Total operating lease liabilities	$2,142,308

15. Unsecured Lines of Credit

The following tables summarize the unsecured lines of credit (“LOC”) as of September 30, 2020 and December 31, 2019:

Unsecured Lines of Credit	Outstanding as of September 30, 2020	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$11,843,000	$50,000,000	June 2022	Variable (1)	Monthly	2.66%
Bankers Trust operating	-	10,000,000	June 2022	Variable (1)	Monthly	3.41%
Total unsecured lines of credit	$11,843,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2019	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$13,200,000	$50,000,000	June 2021	Variable (2)	Monthly	4.19%
Bankers Trust operating	-	10,000,000	June 2021	Variable (2)	Monthly	4.94%
Total unsecured lines of credit	$13,200,000	$60,000,000

(2)	The variable rate is indexed to LIBOR plus an applicable margin.

The principal amount of each acquisition advance is due on the 270th day following the advance date and may be extended for up to three additional 90-day periods by making partial repayments in accordance with the Credit Agreement. The outstanding balances of the non-operating LOC as of September 30, 2020 are due in December 2020 and March 2021, though the Partnership may extend final repayment of the amounts due in March 2021 to December 2021 by making partial repayments. The non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed 75% of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants in the Credit Agreement as of September 30, 2020.

The Partnership is required to make principal payments to reduce the operating LOC to zero for fifteen consecutive calendar days during each calendar quarter. The Partnership has fulfilled its prepayment obligation for all periods presented. In addition, the Partnership has fulfilled its fourth quarter of 2020 repayment obligation as it maintained a zero balance in the operating LOC for fifteen consecutive days during October 2020.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of September 30, 2020 and December 31, 2019:

	Outstanding Debt Financings as of September 30, 2020, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,134,588	$4,000	2010	May 2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	78,624,164	4,999	2014	July 2024	Weekly	SIFMA	0.15%	1.38%	1.53%
Fixed - M33	30,941,969	2,606	2015	September 2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	216,280,562	5,000	2018	July 2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	103,135,193	78,729,063	2020	September 2025	Monthly	3-month LIBOR	0.22%	9.00%	9.22% (3)

TOB Trusts Securitization
Mizuho Capital Markets:
Variable - TOB	1,756,362	-	2020	July 2022	Weekly	SIFMA	0.37%	0.89%	1.26%
Variable - TOB	122,881,252	-	2019	July 2023	Weekly	SIFMA	0.32% - 0.54%	1.17% - 1.67%	1.49% - 2.21%
Variable - TOB	60,477,672	-	2020	September 2023 (4)	Weekly	OBFR	0.37%	0.89%	1.26%
Morgan Stanley:
Fixed - Term TOB	13,016,939	-	2019	May 2022	N/A	N/A	N/A	N/A	3.53%
Total Debt Financings	$667,248,701

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)

The Partnership has entered into two total return swap transactions with the Secured Notes as the reference security and notional amounts totaling the outstanding principal on the Secured Notes. The total return swaps effectively net down the interest rate on the Secured Notes. Considering the effect of the total return swaps, the effective net interest rate is 4.25% for approximately $40.0 million of the Secured Notes and 1.00% for approximately $63.5 million of the Secured Notes as of September 30, 2020. See Note 18 for further information on the total return swaps.

(4)	Date represents the stated maturity date of the related liquidity and credit enhancement facilities which is the effective maturity of the TOB Trust financing.

	Outstanding Debt Financings as of December 31, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,495,442	$204,000	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	79,505,180	4,999	2014	July 2024	Weekly	1.64%	1.54%	3.18%
Fixed - M33	31,367,147	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	217,603,233	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Deutsche Bank:
Fixed - Term TOB	8,010,000	-	2014	January 2020	N/A	N/A	N/A	4.01%
Fixed - Term A/B	5,260,756	-	2019	February 2020	N/A	N/A	N/A	4.53%
Fixed - Term A/B	38,300,456	-	2017	February 2027	N/A	N/A	N/A	4.46%
Mizuho Capital Markets:
Variable - TOB	25,680,070	-	2019	July 2020	Weekly	1.79%	1.17%	2.96%
Variable - TOB	42,207,784	-	2019	August 2020	Weekly	1.79%	1.17% - 1.66%	2.96% - 3.45%
Variable - TOB	34,703,935	-	2019	September 2020	Weekly	2.08%	1.12%	3.20%
Morgan Stanley:
Fixed - Term TOB	13,063,418	-	2019	May 2022	N/A	N/A	N/A	3.53%
Total Debt Financings	$536,197,421

(1)	Facility fees have a variable component.

(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

The TOB, Term TOB, Term A/B and TEBS Financing arrangements are consolidated VIE’s to the Partnership (see Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, Term TOB, Term A/B and TEBS Financings in the Partnership’s condensed consolidated financial statements. See Note 6 for information regarding the MRBs securitized within each TOB, Term TOB, Term A/B and TEBS Financing, Note 7 for information regarding the GILs securitized within each TOB Trust Financing, and Note 11 for information regarding the property loans securitized within each TOB Trust Financing.  As the residual interest holder, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the underlying collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

As of September 30, 2020 and December 31, 2019, the Partnership posted restricted cash as contractually required under the terms of the four TEBS Financings. The restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of two total return swaps that have the Secured Notes as the reference security (see Note 18). The Partnership may also be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho. The amount of collateral posting required is dependent on the valuation of the underlying MRBs, GILs and property loans in relation to thresholds set by Mizuho. There was no requirement to post collateral for the TOB Trusts with Mizuho as of September 30, 2020 and December 31, 2019.

The Partnership has entered into various TOB Trust financings with Mizuho secured by MRBs, GILs, and property loans. The Mizuho TOB Trusts require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  In addition, the Master Trust Agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that it remains listed on the NASDAQ.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the senior interests issued by each TOB Trust.  The Partnership was in compliance with all covenants as of September 30, 2020.

The Term TOB Trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply.  The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The Partnership was in compliance with all covenants as of September 30, 2020.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized asset.

Activity in the First Nine Months of 2020

New Debt Financings:

The following is a summary of the Mizuho TOB Trust financings that were entered into during the first nine months of 2020:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
Avistar at Copperfield - Series A	$11,818,000	May 2021	Weekly	SIFMA	1.67%
Avistar at Wilcrest - Series A	4,479,000	May 2021	Weekly	SIFMA	1.67%
Avistar at Wood Hollow - Series A	34,007,000	May 2021	Weekly	SIFMA	1.67%
Gateway Village	2,184,000	May 2021	Weekly	SIFMA	1.67%
Lynnhaven	2,898,000	May 2021	Weekly	SIFMA	1.67%
Ocotillo Springs - Series A	1,818,000	July 2022	Weekly	SIFMA	0.89%
Oasis at Twin Lakes GIL (1)	11,160,000	July 2023	Weekly	SIFMA	0.89%
Scharbauer Flats Apartments GIL (1)	36,000,000	July 2023	Weekly	SIFMA	0.89%
Centennial Crossings GIL (1)	8,707,000	August 2023	Weekly	SIFMA	0.89%
Scharbauer Flats, Twin Lakes, & Centennial Crossings GILs (1)	55,870,000	September 2023	Weekly	OBFR	0.89%
Scharbauer Flats & Centennial Crossings Property Loans	4,790,000	September 2023	Weekly	OBFR	0.89%
Total TOB Trust Financing	$173,731,000

(1)

Three TOB Trust financings associated with individual GILs were originated and subsequently collapsed during 2020. The three related GILs were then combined and re-securitized into a single TOB Trust financing in September 2020. The new TOB Trust financing was created to take advantage of lower interest rate spread adjustments compared to the previous TOB Trust financings. The termination of the single-GIL TOB Trust financings were treated as extinguishments for accounting purposes and the Partnership expensed approximately $364,000 of deferred financings costs.

In September 2020, ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, issued Secured Notes to Mizuho with an aggregate principal amount of $103.5 million. The Secured Notes are secured by the Partnership’s residual certificates associated with its four TEBS Financings. The Secured Notes bear interest at a variable rate equal to the 3-month LIBOR plus 9.00%, payable monthly. Interest due on the Secured Notes will be paid from receipts related to the TEBS Financing residual certificates. Future receipts of principal related to the TEBS Financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities of ATAX TEBS Holdings, LLC under the Secured Notes. If ATAX TEBS Holdings, LLC defaults on its obligations under the Secured Notes and the Partnership does not cure the default, the Partnership’s TEBS Financing residual certificates and their related rights to the underlying TEBS assets will be assigned to Mizuho. If this occurs, the Partnership will cease to be the primary beneficiary of the TEBS Financing VIEs and such VIEs will no longer be consolidated in the Partnership’s condensed consolidated financial statements. Concurrent with the issuance of the Notes, the Partnership entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes (see Note 18). Of the $103.5 million of proceeds from the Secured Notes, approximately $24.8 million was received in cash by the Partnership, approximately $1.2 million was deposited in a reserve account at U.S. Bank which will be released to the Partnership at such time as the Partnership can arrange for principal and interest payments related to the TEBS Financing residual certificates to be remitted directly to U.S. Bank, and approximately $77.5 million was deposited with Mizuho as collateral for the total return swaps.

Refinancing Activity:

In July 2020, the Partnership extended the maturity dates of all Mizuho TOB Trust financings with stated maturity dates of 2021 to July 2023.  There were no additional changes to terms or fees associated with the amendments.

Redemptions:

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

The following is a summary of the Deutsche Bank Term A/B and Term TOB Trust financings that were collapsed and paid off in April 2020:

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
			$51,714,210

Activity in the First Nine Months of 2019

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

During the third quarter of 2019, The Partnership entered into various TOB Trust financings with Mizuho secured by MRBs and PHC Certificates. The following table summarizes the gross principal and terms of the TOB Trusts:

TOB Trusts Securitization	Outstanding TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
Rosewood Townhomes	$7,715,000	July 2020	Weekly	SIFMA	1.17%
South Pointe Apartments	18,035,000	July 2020	Weekly	SIFMA	1.17%
Live 929 Apartments	31,800,000	August 2020	Weekly	SIFMA	1.66%
Montecito at Williams Ranch	6,925,000	August 2020	Weekly	SIFMA	1.17%
Vineyard Gardens	3,595,000	August 2020	Weekly	SIFMA	1.17%
PHC Trust I	20,121,000	September 2020	Weekly	SIFMA	1.12%
PHC Trust II	3,803,000	September 2020	Weekly	SIFMA	1.12%
PHC Trust III	12,062,000	September 2020	Weekly	SIFMA	1.12%
Total TOB Trust Financing	$104,056,000

Refinancing Activity:

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
			$82,254,300

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2020 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2020	$1,650,787
2021	6,129,456
2022	21,232,689
2023	187,223,816
2024	87,839,152
Thereafter	365,616,422
Total	669,692,322
Unamortized deferred financing costs and debt premium	(2,443,621)
Total debt financing, net	$667,248,701

17. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnership’s mortgages payable and other secured financing, net of deferred financing costs, as of September 30, 2020 and December 31, 2019:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of September 30, 2020, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$2,680,639	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	23,595,251	2020	April 2027	Fixed	4.35%
Total Mortgage Payable\Weighted Average Period End Rate	$26,275,890				4.36%

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2019, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$2,859,390	2014	March 2020	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	23,942,856	2013	March 2020	Variable	Monthly	4.75%	(1)	4.75%
Total Mortgage Payable\Weighted Average Period End Rate	$26,802,246							4.74%

(1)	Variable rate is based on the Wall Street Journal Prime Rate, but not to exceed 5.0%.

Activity in the First Nine Months of 2020

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2020 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2020	$287,779
2021	832,032
2022	869,313
2023	908,265
2024	946,246
Thereafter	22,433,983
Total	26,277,618
Unamortized deferred financing costs	(1,728)
Total mortgages payable and other secured financings, net	$26,275,890

18. Derivative Financial Instruments

In September 2020, the Partnership entered into two total return swap transactions. The following table summarizes the terms of the Partnership’s total return swaps as of September 30, 2020:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of September 30, 2020
Sept 2020	40,000,000	Sept 2020	Sept 2025	4.25% (1)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	$38,675
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	101,525
								$140,200

(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

Each of the total return swaps have the Partnership’s Secured Notes with Mizuho as the specified reference security (see Note 16). The combined notional amount of the total return swaps is $103.5 million, which is the same as the principal balance of the Secured Notes. The rate received on each total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid on each total return swap. Under the total return swaps, the Partnership is liable for any decline in the value of the Secured Notes. If the fair value of the underlying Secured Notes is less than the outstanding principal balance, the Partnership is required to post additional cash collateral equal to the amount of the deficit. Such a deficit will also be reflected in the fair value of the total return swaps.

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a notional amount of $40.0 million, requires the Partnership to maintain cash collateral equal to 35% of the notional amount, which was approximately $14.0 million as of September 30, 2020. The second total return swap with a notional amount of $63.5 million, requires the Partnership to maintain cash collateral equal to 100% of the notional amount, which was approximately $63.5 million as of September 30, 2020. Through March 2022, the Partnership has the option to allocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million, and receive net cash proceeds of approximately 65% of the reallocated notional amount. The second total return swap terminates in March 2022 and any remaining cash collateral will be used to pay down the principal balance of the Secured Notes.

The following tables summarize the Partnership’s interest rate cap agreements as of September 30, 2020 and December 31, 2019:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of September 30, 2020
Aug 2019	78,362,798	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$15,257
							$15,257

(1)	See Notes 16 and 23 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (2)	Index	Variable Debt Financing Facility Hedged (2)	Counterparty	Fair Value as of December 31, 2019
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	$-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	81,101,364	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	4,090
Sept 2017	58,090,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	79,333,280	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	6,821
							$10,911

(2)	See Notes 16 and 23 for additional details.

The Partnership’s derivative financial instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Interest expense” on the Partnership’s condensed consolidated statements of operations. See Note 23 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative financial instruments are presented within “Other assets” on the Partnership’s condensed consolidated balance sheets.

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

Bond Purchase Commitments

As part of the Partnership’s strategy of acquiring MRBs, the Partnership will enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt.  The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in other comprehensive income. The following table summarizes the Partnership’s bond purchase commitments as of September 30, 2020:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Rate	Estimated Closing Date	Fair Value as of September 30, 2020
CCBA Senior Garden Apartments	July 2020	$3,807,000	4.50%	Q3 2022	$256,222
Total		$3,807,000			$256,222

Mortgage Revenue Bond and Taxable Mortgage Revenue Bond Commitments

The Partnership has committed to fund additional proceeds related to the Ocotillo Springs Series A MRB (see Note 6) and Series A-T taxable MRB (see Note 13) while the property is under construction. The Partnership’s remaining maximum commitments related to the Series A MRB and Series A-T taxable MRB totaled $13.0 million and $7.0 million, respectively, as of September 30, 2020.

Governmental Issuer Loan Commitments

The Partnership has outstanding commitments to fund the proceeds related to its GILs while the property is under construction.  See Note 7 for remaining commitments disclosures.

Equity Investment Commitments

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has outstanding commitments to contribute equity to unconsolidated entities.  See Note 10 for additional information.

Property Loan Commitments

The Partnership has committed to fund additional proceeds related to property loans for Scharbauer Flats Apartments, Oasis at Twin Lakes Apartments and Centennial Crossings Senior Apartments while the properties are under construction. The Partnership’s remaining maximum commitments totaled approximately $70.8 million as of September 30, 2020. See Note 11 for disclosures related to the property loans.

Construction Loan Guarantees

The Partnership entered into guaranty agreements for construction loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur.  All guarantees were initially for the entire amount of the construction loans and decrease based on the achievement of certain events or financial ratios, as defined by the respective construction loan agreement.  The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of September 30, 2020:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Construction Loan	Construction Loan Balance as of September 30, 2020	Partnership's Maximum Exposure as of September 30, 2020	Guarantee Terms
Vantage at Stone Creek	2018	$30,824,000	$30,501,955	$15,250,978	(1)
Vantage at Coventry	2018	31,500,000	26,665,010	26,665,010	(1)

(1)

The Partnership’s maximum exposure will decrease to 50% of the construction loan balance upon receipt of the certificate of occupancy and to 25% of the construction loan balance when certain debt service coverage levels are achieved by the borrower.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of September 30, 2020:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of September 30, 2020
Ohio Properties	2011	2026	$3,361,979
Greens of Pine Glen, LP	2012	2027	2,237,843

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

The following table summarizes the outstanding Series A Preferred Units as of September 30, 2020 and December 31, 2019:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of September 30, 2020 and December 31, 2019	9,450,000	$94,500,000

21. Restricted Unit Awards

The Partnership’s 2015 Plan permits the grant of RUAs and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 3.0 million BUCs. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant. In September 2019, all of the restrictions applicable to the previously unvested RUAs lapsed and all such RUAs became immediately vested and nonforfeitable upon the closing of the acquisition of all of the issued and outstanding partnership interests in the General Partner from Burlington Capital LLC by Greystone.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $300,000 and $3.3 million for the three months ended September 30, 2020 and 2019, respectively. The compensation expense for RUAs totaled approximately $635,000 and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity as of and for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Nonvested as of January 1, 2019	265,290	$6.14
Granted	353,197	7.74
Vested	(618,487)	7.05
Nonvested as of December 31, 2019	-	$-
Granted	290,000	4.98
Nonvested as of September 30, 2020	290,000	$4.98

The unrecognized compensation expense related to nonvested RUAs granted under the Plan was $809,000 as of September 30, 2020. The remaining compensation expense is expected to be recognized over a weighted average period of 1.1 years.  The total intrinsic value of unvested RUAs was approximately $1.2 million as of September 30, 2020.

22. Transactions with Related Parties

Effective September 10, 2019, Greystone acquired all the issued and outstanding partnership interests of AFCA 2 from Burlington Capital LLC and an affiliate, at which time Burlington Capital LLC and its affiliates (collectively, “Burlington”) ceased to be related parties of the Partnership.

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Partnership administrative fees paid to AFCA 2 (1)	$922,000	$914,000	$2,653,000	$2,714,000
Property management fees paid to an affiliate (2)	-	28,000	-	101,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (3)	6,000	12,000	47,000	44,000

(1)

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, GILs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

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

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs, GILs and certain property loans for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported on the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs, GILs and certain property loans and affiliates for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Non-Partnership property administrative fees received by AFCA 2 (1)	9,000	9,000	$27,000	$27,000
Investment/mortgage placement fees received by AFCA 2 (2)	1,414,000	-	2,277,000	822,000

(1)

AFCA 2 received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership.  These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. These amounts represent administrative fees received by AFCA 2 during the periods specified.

(2)	AFCA 2 received placement fees in connection with the acquisition of certain MRBs, GILs, property loans and investments in unconsolidated entities.

Burlington Capital Properties, LLC provided services to seven of the properties collateralizing MRBs and one of the Partnership’s investments in unconsolidated entities for the nine months ended September 30, 2019. These property management fees were paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, as applicable, and the construction loan for the unconsolidated entity.

Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase each of the Partnership’s GILs (see Note 7), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac.

The Partnership reported receivables due from unconsolidated entities of approximately $46,000 and $116,000 as of September 30, 2020 and December 31, 2019, respectively. These amounts are reported within “Other assets” on the Partnership’s condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $379,000 and $301,000 as of September 30, 2020 and December 31, 2019, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2020 and December 31, 2019, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs, taxable MRBs and bond purchase commitments are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments are categorized as a Level 3 input.

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2020 and December 31, 2019 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Mortgage revenue bonds	1.5% - 8.8%	2.4% - 8.5%	3.0%	3.8%
Taxable mortgage revenue bonds	7.6% - 7.7%	8.7% - 8.9%	7.6%	8.8%
Bond purchase commitments	3.9%	N/A	3.9%	N/A

(1)	Weighted by the total principal outstanding of all the respective securities as of the reporting date.

Investments in PHC Certificates

The Partnership sold its investments in the PHC Certificates in January 2020. The fair value of the Partnership’s investment in PHC Certificates as of December 31, 2019 was based upon prices obtained from a third-party pricing service, which were estimates of market prices. There was no active trading market for the PHC Certificates owned by the Partnership. The valuation methodology of the Partnership’s third-party pricing service incorporated commonly used market pricing methods. The valuation methodology considered the underlying characteristics of each PHC Certificate as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, security ratings from rating agencies, the impact of potential political and regulatory change, and other inputs.

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

Derivative Financial Instruments

The effect of the Partnership’s interest rate caps is to set a cap, or upper limit, subject to performance of the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement. The inputs in the interest rate cap agreement valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms. The effect of the Partnership’s total return swaps is to lower the net interest rate related to the Partnership’s Secured Notes equal to the notional amount of the derivative instruments. The inputs in the total return swap valuation model include changes in the value of the Secured Notes and the associated changes in value of the underlying assets securing the Secured Notes, accrued and unpaid interest, and any potential gain share amounts. The fair value of the interest rate cap agreements and total return swaps are based on models whose inputs are not observable and therefore are categorized as a Level 3 input.

Assets measured at fair value on a recurring basis as of September 30, 2020 are summarized as follows:

	Fair Value Measurements as of September 30, 2020
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$759,487,301	$-	$-	$759,487,301
Mortgage revenue bonds	37,049,300	-	-	37,049,300
Bond purchase commitments (reported within other assets)	256,222	-	-	256,222
Taxable mortgage revenue bonds (reported within other assets)	1,486,883	-	-	1,486,883
Derivative instruments (reported within other assets)	155,457	-	-	155,457
Total Assets at Fair Value, net	$798,435,163	$-	$-	$798,435,163

The following table summarizes the activity related to Level 3 assets for the three and nine months ended September 30, 2020:

	For the Three Months Ended September 30, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2020	$787,624,971	$-	$-	$1,456,279	$29,826	$789,111,076
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	34,954	-	-	-	125,631	160,585
Included in earnings (impairment of securities and provision for credit loss)	(3,463,253)	-	-	-	-	(3,463,253)
Included in other comprehensive income	18,248,391	256,222	-	32,840	-	18,537,453
Purchases	2,023,500	-	-	-	-	2,023,500
Settlements	(7,931,962)	-	-	(2,236)	-	(7,934,198)
Ending Balance September 30, 2020	$796,536,601	$256,222	$-	$1,486,883	$155,457	$798,435,163
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2020	$(3,463,253)	$-	$-	$-	$(14,569)	$(3,477,822)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months Ended September 30, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2020	$773,597,465	$-	$43,349,357	$1,383,237	$10,911	$818,340,970
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	90,194	-	(7,219)	-	244,479	327,454
Included in earnings (impairment of securities and provision for credit loss)	(5,285,609)	-	-	-	-	(5,285,609)
Included in earnings (gain on sale of securities)	-	-	1,416,023	-	-	1,416,023
Included in other comprehensive (loss) income	32,457,107	256,222	(1,408,804)	110,206	-	31,414,731
Purchases	9,513,450	-	-	-	-	9,513,450
Sale of securities	-	-	(43,349,357)	-	-	(43,349,357)
Settlements	(13,836,006)	-	-	(6,560)	(99,933)	(13,942,499)
Ending Balance September 30, 2020	$796,536,601	$256,222	$-	$1,486,883	$155,457	$798,435,163
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2020	$(5,285,609)	$-	$-	$-	$104,279	$(5,181,330)

Assets measured at fair value on a recurring basis as of December 31, 2019 are summarized as follows:

	Fair Value Measurements as of December 31, 2019
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$743,587,715	$-	$-	$743,587,715
Mortgage revenue bonds	30,009,750	-	-	30,009,750
PHC Certificates	43,349,357	-	-	43,349,357
Taxable mortgage revenue bonds (reported within other assets)	1,383,237	-	-	1,383,237
Derivative instruments (reported within other assets)	10,911	-	-	10,911
Total Assets at Fair Value, net	$818,340,970	$-	$-	$818,340,970

The following table summarizes the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2019:

	For the Three Months Ended September 30, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2019	$759,526,707	$46,516,154	$1,441,316	$118,279	$807,602,456
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	35,542	2,915	-	(68,333)	(29,876)
Included in other comprehensive (loss) income	18,886,878	173,374	(11,936)	-	19,048,316
Purchases	-	-	-	29,527	29,527
Settlements	(1,166,407)	(2,007,937)	(2,044)	(26,868)	(3,203,256)
Ending Balance September 30, 2019	$777,282,720	$44,684,506	$1,427,336	$52,605	$823,447,167
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2019	$-	$-	$-	$(68,333)	$(68,333)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months Ended September 30, 2019
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2019	$732,153,435	$48,672,086	$1,409,895	$626,633	$782,862,049
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	106,909	(795)	-	(458,141)	(352,027)
Included in other comprehensive income	41,280,568	788,318	43,438	-	42,112,324
Purchases	19,250,000	-	-	29,527	19,279,527
Settlements	(15,508,192)	(4,775,103)	(25,997)	(145,414)	(20,454,706)
Ending Balance September 30, 2019	$777,282,720	$44,684,506	$1,427,336	$52,605	$823,447,167
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2019	$-	$-	$-	$(458,141)	$(458,141)

Total gains and losses included in earnings for the derivative financial instruments are reported within “Interest expense” on the Partnership’s condensed consolidated statements of operations.

As of September 30, 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, the financial capacity of guarantors, and the probability that conditions to Greystone Servicing Company LLC’s commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs are categorized as a Level 3 input. The fair value of the GILs approximates amortized cost as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as a Level 3 input. The TEBS Financings are credit enhanced by Freddie Mac. The TOB Trust financings are credit enhanced by Mizuho. The table below summarizes the fair value of the Partnership’s financial liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing and lines of credit	$679,091,701	$711,968,025	$549,397,421	$568,193,494
Mortgages payable and other secured financing	26,275,890	26,277,618	26,802,246	26,812,851

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties, multifamily properties and commercial properties in their market areas.  Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s condensed consolidated balance sheets.  As of September 30, 2020, the Partnership reported 77 MRBs and three GILs. The Residential Properties financed by MRBs and GILs contain a total of 11,118 and 737 rental units, respectively. In addition, one MRB (Pro Nova 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations are reported within this segment.

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership (see Note 9). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of September 30, 2020, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

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

The following tables detail certain key financial information for the Partnership’s reportable segments for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues
Mortgage Revenue Bond Investments	$10,763,544	$10,383,867	$31,216,575	$31,074,582
MF Properties	1,548,931	1,974,546	5,358,132	6,002,971
Public Housing Capital Fund Trusts	-	589,024	174,470	1,812,779
Other Investments	1,527,472	1,918,265	5,305,324	7,986,302
Total revenues	$13,839,947	$14,865,702	$42,054,501	$46,876,634

Interest expense
Mortgage Revenue Bond Investments	$4,813,114	$5,789,009	$14,908,641	$16,894,378
MF Properties	292,318	365,995	906,082	1,096,016
Public Housing Capital Fund Trusts	-	354,017	197,993	1,120,482
Other Investments	-	-	-	-
Total interest expense	$5,105,432	$6,509,021	$16,012,716	$19,110,876

Depreciation expense
Mortgage Revenue Bond Investments	$4,688	$-	$10,471	$-
MF Properties	715,095	743,503	2,130,831	2,380,815
Public Housing Capital Fund Trusts	-	-	-	-
Other Investments	-	-	-	-
Total depreciation expense	$719,783	$743,503	$2,141,302	$2,380,815

Net income (loss)
Mortgage Revenue Bond Investments	$(1,852,974)	$(2,492,643)	$888,856	$1,836,196
MF Properties	(834,648)	(434,099)	(1,172,961)	(946,230)
Public Housing Capital Fund Trusts	-	235,007	1,390,999	692,297
Other Investments	1,527,605	12,399,638	5,303,194	18,463,643
Net income (loss)	$(1,160,017)	$9,707,903	$6,410,088	$20,045,906

The following table details total assets for the Partnership’s reportable segments as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Total assets
Mortgage Revenue Bond Investments	$1,111,594,864	$918,301,172
MF Properties	68,432,579	70,569,646
Public Housing Capital Fund Trusts	-	43,591,048
Other Investments	99,223,160	87,098,315
Consolidation/eliminations	(104,625,735)	(90,391,673)
Total assets	$1,174,624,868	$1,029,168,508

25. Subsequent Events

In October 2020, the Partnership executed an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee equal to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate.

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

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, except for certain policies regarding governmental issuer loans as follows:

Governmental Issuer Loans Impairment

The Partnership accounts for its investment in governmental issuer loans (“GILs”) under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as a held-to-maturity debt security and are reported at amortized cost.

The Partnership periodically reviews its GILs for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including:

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

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s condensed consolidated financial statements. If the Partnership experiences deterioration in the value of its GILs, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

Executive Summary

The Partnership was formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”), and commercial properties in their market areas. The Partnership has also invested in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We expect and believe the interest received on these MRBs and GILs is excludable from gross income for federal income tax purposes. We may also invest in other types of securities and investments that may or may not be secured by real estate, to the extent allowed by the Partnership Agreement.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s condensed consolidated financial statements for additional details.

As of September 30, 2020, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Public Housing Capital Fund Trusts, (3) MF Properties, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the nine months ended September 30, 2020 and 2019:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2020
Mortgage revenue bond acquisition	1	$2,024	N/A	N/A	6
Mortgage revenue bond redemption	1	6,480	N/A	N/A	6
Governmental issuer loan advances	2	22,085	N/A	N/A	7
Investment in an unconsolidated entity	1	6,379	N/A	N/A	10
Property loan advances	3	4,066	N/A	N/A	11

For the Three Months Ended June 30, 2020
Mortgage revenue bond acquisitions	2	$7,475	N/A	N/A	6
Governmental issuer loan advance	1	40,000	N/A	N/A	7
Investments in unconsolidated entities	1	893	N/A	N/A	10
Return of investment in unconsolidated entity upon sale	1	7,762	N/A	N/A	10
Property loan advance	1	1,668	N/A	N/A	11

For the Three Months Ended March 31, 2020
Mortgage revenue bond redemption	1	$3,103	N/A	N/A	6
PHC Certificates sold	3	43,349	$34,809	N/A	8, 16
Investments in unconsolidated entities	3	10,270	N/A	N/A	10

For the Three Months Ended September 30, 2019
Investment in an unconsolidated entity	1	$1,018	N/A	N/A	10
Return of investment in unconsolidated entity upon sale	1	9,714	N/A	$1,265	10
Property loan advance	1	406	N/A	N/A	11

For the Three Months Ended June 30, 2019
Mortgage revenue bond acquisitions	2	$13,200	N/A	N/A	6
Mortgage revenue bond redemption	1	6,228	N/A	N/A	6
Mortgage revenue bonds restructured	3	13,960	N/A	N/A	6
Investments in unconsolidated entities	3	10,692	N/A	N/A	10

For the Three Months Ended March 31, 2019
Mortgage revenue bond acquisitions	2	$6,050	N/A	N/A	6
Mortgage revenue bond redemption	1	5,574	N/A	N/A	6
Investments in unconsolidated entities	3	6,594	N/A	N/A	10
Property loan redemption	1	8,368	N/A	$753	11

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the nine months ended September 30, 2020 and 2019, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2020
Net repayment on unsecured LOCs	1	$6,852	No	N/A	15
Extension of TOB Financings with Mizuho	10	-	Yes	N/A	16
Proceeds from new TOB Financings with Mizuho	5	82,345	Yes	N/A	16
Repayment of TOB Financings with Mizuho	3	55,867	Yes	N/A	16
Proceeds from new Secured Financings with Mizuho	1	103,500	Yes	N/A	16
Total return swaps executed	2	-	N/A	N/A	18

For the Three Months Ended June 30, 2020
Net borrowing on unsecured LOCs	1	$6,155	No	N/A	15
Proceeds from new TOB Financings with Mizuho	6	91,386	Yes	N/A	16
Repayment of Term TOB & Term A/B Financings with Deutsche Bank	6	51,714	Yes	N/A	16

For the Three Months Ended March 31, 2020
Net repayment on unsecured LOCs	1	$660	No	N/A	15
Refinancing of The 50/50 Mortgage and TIF loans	2	-	Yes	N/A	17

For the Three Months Ended September 30, 2019
Net repayment on unsecured LOCs	1	$10,000	No	N/A	15
Refinancing of M24 TEBS Financing	1	-	Yes	N/A	16
Refinancing of M33 TEBS Financing and Premium Proceeds	1	435	Yes	N/A	16
Proceeds from new TOB Financings with Mizuho	8	104,056	Yes	N/A	16
Repayment of TOB Financings with Deutsche Bank	3	34,185	Yes	N/A	16
Repayment of Term TOB Financing with Deutsche Bank	1	37,553	Yes	N/A	16
Repayment of Term A/B Financings with Deutsche Bank	2	10,516	Yes	N/A	16
Derivative financial instruments purchased	1	30	N/A	4.5%	18

For the Three Months Ended June 30, 2019
Net repayments on unsecured LOCs	2	$12,459	No	N/A	15
Proceeds from new Term TOB Financings with Morgan Stanley	1	13,167	Yes	N/A	16

For the Three Months Ended March 31, 2019
Proceeds from new Term A/B Financings with Deutsche Bank	2	$5,264	Yes	N/A	16

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

Effects of COVID-19

The outbreak of the novel coronavirus (“COVID-19”) pandemic continues to disrupt general economic, business and social activities throughout the United States and abroad. This continuing disruption poses various risks to the Partnership’s financial condition and results of operations.

The decline in U.S. economic activity as a result of the COVID-19 pandemic continues to negatively impact employment and earnings for tenants of affordable housing properties nationwide, such as the Residential Properties securing our MRB investments. The federal and state governments have instituted various relief measures intended to provide economic assistance to businesses and individuals impacted by COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. We believe such measures have allowed many tenants to stay current on their contractual rental payments. On September 4, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued an agency order for a nation-wide moratorium on evictions for residential properties due to the threat to public health presented by COVID-19. The order is effective until December 31, 2020. Tenants must complete a declaration asserting that they meet the requirements for protection under the agency order. The agency order does not relieve tenants from their obligation to pay rent or limit a landlord’s ability to charge fees, penalties and interest for late payments. We have not observed a material impact to collections at our Residential Properties as a result of the agency order to date.

The property owners and property management service providers of our Residential Properties provide regular updates on operations and rental collections. These parties have reported average rental collections within 30 days of billing of 93% in July, 91% in August, 91% in September and 91% in October. All our Residential Properties are affordable multifamily properties, except for Live 929 Apartments which is primarily a student housing property.  Such collection rates, plus the availability of reserves, have allowed all of the multifamily Residential Properties to be current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments. The long-term ability of the multifamily Residential Properties to stay current on contractual debt service payments may be dependent on various future developments that are uncertain, such as additional shutdowns in local markets, changes in unemployment rates, and available governmental relief programs. If the Residential Properties experience a significant increase in delinquent rents in future months, our Residential Properties may be unable to make contractual principal and interest payments for our MRBs, negatively impacting our cash flows and leading to potential forbearance requests or MRB defaults. MRB defaults may cause defaults on our financing arrangements, triggering either a termination and repayment of the related debt or a sale of the underlying MRB. We may choose to provide support to Residential Properties through supplemental property loans in order to prevent such MRB defaults. We are continually monitoring rent collections and financial results of the Residential Properties for signs of stress and will proactively work with Residential Properties that request forbearance on a case-by-case basis. COVID-19 has had a more significant on Live 929 Apartments, our sole student housing MRB Residential Property. Live 929 Apartments is only 67% occupied as of September 30, 2020, due to limited on campus, in person classes at nearby Johns Hopkins University. Prior to COVID-19, the Live 929 Apartments MRB was operating under a forbearance agreement related to certain debt covenants. The Live 929 Apartments MRB is current on contractual debt service payments but will likely require additional forbearance in the near term. We are actively working with the borrower on opportunities to improve operations and improve cash flows available to pay debt service, though the COVID-19 pandemic is making such improvements difficult. Due to these factors, we recorded an impairment of the Live 929 Apartments MRB and a related property loan in the third quarter of 2020. Additionally, COVID-19 has negatively impacted the performance of the commercial property associated with the Pro Nova 2014-1 MRB in the form of lower patient volume and revenues. The borrower of Pro Nova 2014-1 has requested forbearance. The contractual interest payment due on the Pro Nova 2014-1 MRB was not made as scheduled on November 1, 2020 due to the majority senior bondholder’s direction to the bond trustee not to draw on the debt service reserve fund as provided for under the bond indenture. We own approximately 8% of the senior MRBs issued by the borrower and we are assessing options with other senior lenders.

Our investments in unconsolidated entities are related to the development of market-rate multifamily properties. To date, projects under construction have not experienced any material supply chain disruptions for either construction materials or labor as a result of COVID-19, though such disruptions could occur in the future. In addition, we have noted no material construction cost overruns to date. An increase in the spread of COVID-19 could require construction sites to close, causing potential construction delays. Leasing activity at properties with available units has faced challenges due to social distancing measures imposed as a result of COVID-19. However, through October 2020, properties with available units have continued to increase occupancy though at a lower rate than before the COVID-19 pandemic. If such challenges persist, leasing could further decelerate, which will negatively impact our returns and cash flows from these investments and may cause impairment losses in future periods.

The MF Properties are adjacent to universities and serve primarily university students. The University of Nebraska-Lincoln, which is adjacent to The 50/50 MF Property is holding on-campus, in person classes for the Fall 2020 semester. The 50/50 MF Property was 86% occupied as of September 30, 2020, which is only slightly below prior periods, and there has been no significant increase in rental delinquencies. The 50/50 MF Property has generated sufficient operating cash flows to meet all mortgage payment and operational obligations through September 30, 2020. However, if the spread of COVID-19 causes a reduction or suspension in on-campus classes during either the Fall 2020 or Spring 2021, we may experience declines in occupancy and collections. San Diego State University, which is adjacent to the Suites on Paseo MF Property, has suspended on campus, in person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. Residence halls remain open but at a reduced capacity. The Suites on Paseo was 64% occupied as of September 30, 2020, which is significantly lower than prior periods. We have noted a slight increase in delinquencies at the Suites on Paseo compared to historical average delinquencies. There is currently no mortgage associated with the Suites on Paseo and the property’s operating cash flows have been sufficient to meet all operational obligations through September 30, 2020. Continued spread of COVID-19 could put further stress on occupancy and delinquencies at our MF Properties. We continue to enforce the terms of our lease contracts with tenants, including co-signor guarantees, and will work with tenants experiencing financial difficulties on a case-by-case basis.

Employees of Greystone Manager, the general partner of our General Partner, are responsible for our operations, including those individuals acting as executive officers of the Partnership. To protect the health and safety of our employees, we have implemented social distancing measures and certain employees continue to utilize work-at-home options. We also have implemented policies and procedures to address the COVID-19 pandemic, which have closely followed the recommendations and requirements of the CDC and the pronouncements of the state and local authorities of the states in which we operate.

While we have developed and implemented measures to monitor and mitigate the negative impact of COVID-19 to our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous factors that we are unable to accurately predict, including the duration and scope of the pandemic, general economic conditions during and after the pandemic, and governmental actions that have been taken, or may be taken in the future, in response to the pandemic. See the “Liquidity and Capital Resources” section in this Item 2 for information regarding our uses and potential sources of liquidity for the next twelve months.

Mortgage Revenue Bond Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas. The Partnership has also invested in GILs and property loans which are included within this segment.

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$10,764	$10,384	$380	3.7%	$31,217	$31,075	$142	0.5%
Interest expense	4,813	5,789	(976)	-16.9%	14,909	16,894	(1,985)	-11.7%
Segment net income (loss)	(1,853)	(2,493)	640	25.7%	889	1,836	(947)	-51.6%

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended September 30, 2020 and 2019. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended September 30,
	2020				2019
	Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$671,800	$10,051		6.0%	$677,993	$10,086		6.0%
Governmental issuer loans	53,740	465		3.5%	-	-		N/A
Property loans	10,762	183		6.8%	7,796	147		7.5%
Other investments	1,716	45		10.5%	1,756	46		10.5%
Total interest-earning assets	$738,018	$10,744		5.8%	$687,545	$10,279		6.0%
MRB redemption income		-				-
Non-investment income		20				105
Total revenues		$10,764				$10,384

Interest-bearing liabilities:
Unsecured lines of credit	$15,605	$163		4.2%	$15,700	$227		5.8%
Fixed TEBS financing	289,761	2,869		4.0%	274,791	2,781		4.0%
Variable TEBS financing	78,773	313		1.6%	98,228	1,216	(1)	5.0%
Variable Secured Notes (2)	7,940	47		2.4%	-	-		N/A
Fixed Term A/B & TOB financing	13,066	121		3.7%	89,176	1,087		4.9%
Variable TOB financing	173,634	1,285	(3)	3.0%	40,470	410		4.1%
Derivative fair value adjustments	N/A	15		N/A	N/A	68		N/A
Total interest-bearing liabilities	$578,779	$4,813		3.3%	$518,365	$5,789		4.5%
Net interest income/spread (4)		$5,931		3.2%		$4,490		2.6%

(1)

Interest expense includes approximately $496,000 of previously unamortized deferred financing costs that were recognized as interest expense upon refinancing of the M33 TEBS financing to a fixed interest rate in July 2019. Excluding such items reduces the average interest rate to approximately 2.9%.

(2)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.

(3)

Interest expense includes approximately $364,000 of previously unamortized deferred financing costs that were recognized as interest expense upon collapse of certain TOB financings in September 2020. Excluding such items reduces the average interest rate to approximately 2.1%.

(4)

Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended September 30, 2020 and 2019, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended September 30, 2020 vs. 2019
	Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(35)	$(92)		$57
Governmental issuer loans	465	465		-
Property loans	36	56		(20)
Other investments	(1)	(1)		-
Total interest-earning assets	$465	$428		$37

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(64)	$(1)		$(63)
Fixed TEBS financing	88	152	(1)	(64)
Variable TEBS financing	(903)	(241)	(1)	(662)
Variable Secured Notes (2)	47	47		-
Fixed Term A/B & TOB financing	(966)	(928)	(3)	(38)
Variable TOB financing	875	1,349	(3)	(474)
Derivative fair value adjustments	(53)	N/A		(53)
Total interest-bearing liabilities	$(976)	$378		$(1,354)
Net interest income	$1,441	$50		$1,391

(1)	We refinanced the M24 and M33 TEBS financings from variable rate to fixed rate in July 2019.
(2)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(3)

We terminated two Fixed Term A/B financings and one Fixed Term TOB financing in August 2019 and subsequently closed new variable TOB financings with Mizuho. We also terminated all Fixed Term A/B & TOB financings with Deutsche Bank in April 2020 and subsequent closed new variable TOB financings with Mizuho.

Net interest income increased for the three months ended September 30, 2020 as compared to the same period in 2019 due primarily to interest income from our GIL investments in 2020 and lower interest expense. Interest expense decreased due to:

•

The termination of five fixed rate Term A/B financings with interest rates of approximately 4.50% that were replaced by five new TOB financings with an initial variable interest rate of approximately 2.09% in April 2020;

•

The termination of two fixed rate Term A/B financings with interest rates of 4.53% that were replaced by new TOB financings with an initial variable interest rate of approximately 2.59% in August 2019;

•

The termination of one fixed rate Term TOB financing with an interest rate of approximately 4.39% that was replaced by a new TOB financing with an initial variable interest rate of approximately 3.08% in August 2019; and

•	Generally lower SIFMA index rates during the three months ended September 30, 2020 resulted in lower interest expense on our variable rate debt financings.

Segment net income for the three months ended September 30, 2020 increased as compared to the same period in 2019 as a result of the changes in total revenues and interest expense detailed in the tables above.  In addition, there was a decrease of approximately $3.0 million in restricted unit compensation expense due to the closing of the acquisition by Greystone of AFCA 2 on September 10, 2019, in which all outstanding restricted units vested and all previously unrecognized compensation expense was recognized and a decrease of approximately $515,000 in lower salaries, benefits, and the timing of various operating expense items. This was offset by a provision for credit loss of approximately $3.5 million related to the Live 929 Apartments MRB and a provision for loan loss of approximately $812,000 related to the Live 929 Apartments property loan for the three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the nine months ended September 30, 2020 and 2019. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Nine Months Ended September 30,
	2020				2019
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$671,507	$29,998	6.0%		$673,143	$30,340		6.0%
Governmental issuer loans	21,987	535	3.2%		-	-		N/A
Property loans	9,104	501	7.3%		7,675	432		7.5%
Other investments	1,720	136	10.5%		1,772	140		10.5%
Total interest-earning assets	$704,318	$31,170	5.9%		$682,590	$30,912		6.0%
MRB redemption income		-				29
Non-investment income		47				134
Total revenues		$31,217				$31,075

Interest-bearing liabilities:
Unsecured lines of credit	$13,964	$496	4.7%		$26,036	$1,121		5.7%
Fixed TEBS financing	290,532	8,632	4.0%		242,372	7,430		4.1%
Variable TEBS financing	79,068	1,304	2.2%		131,509	4,122	(1)	4.2%
Variable Secured Notes (2)	2,647	47	2.4%		-	-		N/A
Fixed Term A/B & TOB financing	33,811	1,867	7.4%	(3)	96,458	3,353		4.6%
Variable TOB financing	121,314	2,667	2.9%	(4)	16,188	410		3.4%
Derivative fair value adjustments	N/A	(104)	N/A		N/A	458		N/A
Total interest-bearing liabilities	$541,336	$14,909	3.7%		$512,563	$16,894		4.4%
Net interest income/spread (5)		$16,261	3.1%			$14,018		2.7%

(1)

Interest expense includes approximately $496,000 of previously unamortized deferred financing costs that were recognized as interest expense upon refinancing of the M33 TEBS financing to a fixed interest rate in July 2019. Excluding such items reduces the average interest rate to approximately 3.7%

(2)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(3)

The increase in the average interest rate was due primarily to approximately $454,000 of additional interest expense and approximately $285,000 of deferred financing costs that were written off related to termination of the Term A/B Trust financings and Master Trust Agreement with Deutsche Bank in April 2020. Excluding such items reduces the average interest rate to approximately 4.4%.

(4)

Interest expense includes approximately $364,000 of previously unamortized deferred financing costs that were recognized as interest expense upon collapse of certain TOB financings in September 2020. Excluding such items reduces the average interest rate to approximately 2.5%.

(5)

Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following tables summarize the changes in interest income and interest expense for the nine months ended September 30, 2020 and 2019, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Nine Months Ended September 30, 2020 vs. 2019
	Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(342)	$(74)		$(268)
Governmental issuer loans	535	535		-
Property loans	69	80		(11)
Other investments	(4)	(4)		-
Total interest-earning assets	$258	$537		$(279)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(625)	$(520)		$(105)
Fixed TEBS financing	1,202	1,476	(1)	(274)
Variable TEBS financing	(2,818)	(1,644)	(1)	(1,174)
Variable Secured Notes (2)	47	47		-
Fixed Term A/B & TOB financing	(1,486)	(2,178)	(3)	692	(4)
Variable TOB financing	2,257	2,663	(3)	(406)
Derivative fair value adjustments	(562)	N/A		(562)
Total interest-bearing liabilities	$(1,985)	$(156)		$(1,829)
Net interest income	$2,243	$693		$1,550

(1)

The increase in Fixed TEBS financing volume and decrease in Variable TEBS financing volume is due primarily to the refinance of the M24 and M33 TEBS financings from variable to fixed rate in July 2019.

(2)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(3)

We terminated two Fixed Term A/B financings and one Fixed Term TOB financing in August 2019 and subsequently closed new variable TOB financings with Mizuho. We also terminated all Fixed Term A/B & TOB financings with Deutsche Bank in April 2020 and subsequent closed new variable TOB financings with Mizuho.

(4)

The increase was due primarily to approximately $454,000 of additional interest expense and approximately $285,000 of deferred financing costs that were written off related to termination of the Term A/B Trusts and Master Trust Agreement with Deutsche Bank in April 2020.

Net interest income increased for the nine months ended September 30, 2020 as compared to the same period in 2019 due primarily to lower interest expense. Interest expenses decreased due to:

•

The termination of five fixed rate Term A/B financings with interest rates of approximately 4.50% that were replaced by five new TOB financings with an initial variable interest rate of approximately 2.09% in April 2020;

•

The termination of two fixed rate Term A/B financings with fixed interest rates of 4.53% that were replaced by new TOB financings with an initial variable interest rate of approximately 2.59% in August 2019;

•

The termination of one fixed rate Term TOB financing with an interest rate of approximately 4.39% that was replaced by a new TOB financing with an initial variable interest rate of approximately 3.08% in August 2019;

•	Refinancing of the M24 TEBS financing from a variable interest rate of 3.85% as of June 30, 2019 to a fixed interest rate of 3.05% in July 2019;

•	Generally lower SIFMA index rates during the nine months ended September 30, 2020 resulted in lower interest expense on our variable rate debt financings;

•	Lower average outstanding principal on the unsecured lines of credit; and

•	A decrease in expense related to fair value adjustments on our derivative financial instruments.

Segment net income for the nine months ended September 30, 2020 decreased as compared to the same period in 2019 as a result of the changes in total revenues and interest expense detailed in the tables above. In addition, there was a decrease of approximately $3.0 million in restricted unit compensation expense due to the closing of the acquisition by Greystone of AFCA 2 on September 10, 2019 in which all outstanding restricted units vested and all previously unrecognized compensation expense was recognized. This is offset by a provision for credit loss of approximately $5.3 million related to the Pro Nova 2014-1 and Live 929 Apartments MRBs and a provision for loan loss of approximately $812,000 related to the Live 929 Apartments property loan for the nine months ended September 30, 2020.

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

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$-	$589	$(589)	-100.0%	$174	$1,813	$(1,639)	-90.4%
Interest expense	-	354	(354)	-100.0%	198	1,120	(922)	-82.3%
Segment net income	-	235	(235)	-100.0%	1,391	692	699	101.0%

Comparison of the three months ended September 30, 2020 and 2019

There were no reported operations for the three months ended September 30, 2020 due to the sale of the PHC Certificates in January 2020 and the collapse and payment in full of all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

Comparison of the nine months ended September 30, 2020 and 2019

Total revenues and interest expense decreased for the nine months ended September 30, 2020 as compared to the same period in 2019 due to the sale of the PHC Certificates in January 2020 and the collapse and payment in full of all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

Segment net income increased for the nine months ended September 30, 2020 as compared to the same period in 2019 due to a gain of approximately $1.4 million realized upon sale of the PHC Certificates, net of the decreases in total revenue and interest expense noted above.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management. As of September 30, 2020 and 2019, the Partnership and its consolidated subsidiaries owned two MF Properties which contained a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
MF Properties
Total revenues	$1,549	$1,975	$(426)	-21.6%	$5,358	$6,003	$(645)	-10.7%
Interest expense	292	366	(74)	-20.2%	906	1,096	(190)	-17.3%
Segment net loss	(835)	(434)	(401)	-92.4%	(1,173)	(946)	(227)	-24.0%

Comparison of the three months ended September 30, 2020 and 2019

The decrease in total revenues for the three months ended September 30, 2020 as compared to the same period in 2019 is due primarily to lower occupancy at the Suites on Paseo. Lower occupancy is a result of the suspension of on-campus, in-person classes at San Diego State University due to the COVID-19 pandemic.

The decrease in interest expense for the three months ended September 30, 2020 as compared to the same period in 2019 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020.

The increase in segment net loss for the three months ended September 30, 2020 as compared to the same period in 2019 was due to the changes in total revenues and interest expense described above.

Comparison of the nine months ended September 30, 2020 and 2019

The decrease in total revenues for the nine months ended September 30, 2020 as compared to the same period in 2019 is due primarily to lower occupancy at the Suites on Paseo. Lower occupancy is a result of the suspension of on-campus, in-person classes at San Diego State University due to the COVID-19 pandemic.

The decrease in interest expense for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020.

The increase in segment net loss for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to the changes in total revenues and interest expense described above, and a decrease in depreciation expense of approximately $266,000 at The 50/50 MF Property due to certain real estate assets that became fully depreciated in mid-2019.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain multifamily properties and issues property loans due from other multifamily properties.

The following table compares operating results for the Other Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other Investments
Total revenues	$1,527	$1,918	$(391)	-20.4%	$5,305	$7,986	$(2,681)	-33.6%
Gain on sale of investments in unconsolidated entities	-	10,476	(10,476)	-100.0%	-	10,476	(10,476)	-100.0%
Segment net income	1,528	12,400	(10,872)	-87.7%	5,303	18,464	(13,161)	-71.3%

Comparison of the three months ended September 30, 2020 and 2019

The decrease in total revenues for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the following:

•	Approximately $547,000 of additional investment income recognized upon the sale of Vantage at Panama City Beach, LLC in September 2019; and

•	Offset by approximately $373,000 of additional investment income recognized upon the sale of Vantage at Waco, LLC in June 2020.

The gain on sale of investments in unconsolidated entities related to the sale of the Vantage at Panama City Beach property in September 2019.

The change in segment net income for the three months ended September 30, 2020 as compared to the same period in 2019 was due to the change in total revenues and gain on sale of an unconsolidated entity discussed above.

Comparison of the nine months ended September 30, 2020 and 2019

The decrease in total revenues for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the following:

•	Approximately $3.0 million of contingent interest income recognized upon redemption of the Vantage at Brooks, LLC property loan in January 2019;

•	Approximately $824,000 of additional investment income recognized upon the sale of Vantage at Panama City Beach, LLC in September 2019; and

•	Offset by approximately $1.3 million of additional investment income recognized upon the sale of Vantage at Waco, LLC in June 2020.

The gain on sale of investments in unconsolidated entities related to the sale of the Vantage at Panama City Beach property in September 2019.

The change in segment net income for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to the change in total revenues and gain on sale of an unconsolidated entity discussed above.

Discussion of Occupancy at Investment-Related Properties

The following tables outline information regarding the Residential Properties for which we hold MRBs as investments. The tables also contain information about the MF Properties and Investments in Unconsolidated Entities. The narrative discussion that follows provides a brief operating analysis of each category as of and for the nine months ended September 30, 2020 and 2019.

Non-Consolidated Residential Properties - Stabilized

The owners of the following Residential Properties either do not meet the definition of a VIE or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) as of September 30, 2020.  Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current as of September 30, 2020.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the Nine Months Ended September 30,
Property Name	State	2020	2020	2019	2020	2019
Non-Consolidated Properties-Stabilized (3)
Courtyard	CA	108	100%	98%	94%	98%
Glenview Apartments	CA	88	99%	99%	94%	97%
Harden Ranch	CA	100	98%	100%	95%	96%
Harmony Court Bakersfield	CA	96	99%	99%	91%	95%
Harmony Terrace	CA	136	98%	99%	123%	127%
Las Palmas	CA	81	100%	100%	98%	99%
Montclair Apartments	CA	80	99%	98%	100%	102%
Montecito at Williams Ranch Apartments	CA	132	98%	92%	106%	108%
Montevista	CA	82	95%	98%	110%	110%
San Vicente	CA	50	100%	100%	98%	101%
Santa Fe Apartments	CA	89	100%	97%	96%	97%
Seasons at Simi Valley	CA	69	99%	100%	115%	120%
Seasons Lakewood	CA	85	100%	100%	103%	99%
Seasons San Juan Capistrano	CA	112	93%	96%	98%	101%
Solano Vista	CA	96	96%	99%	99%	107%
Summerhill	CA	128	98%	95%	95%	97%
Sycamore Walk	CA	112	98%	99%	91%	90%
The Village at Madera	CA	75	99%	99%	97%	97%
Tyler Park Townhomes	CA	88	99%	99%	97%	98%
Vineyard Gardens	CA	62	100%	100%	100%	101%
Westside Village Market	CA	81	100%	99%	99%	99%
Brookstone	IL	168	95%	97%	102%	100%
Copper Gate Apartments	IN	128	100%	98%	95%	99%
Renaissance (6)	LA	208	93%	98%	89%	90%
Live 929 Apartments	MD	564	67%	90%	84%	82%
Woodlynn Village	MN	59	98%	98%	98%	97%
Gateway Village	NC	64	97%	94%	94%	88%
Greens Property	NC	168	99%	96%	92%	91%
Lynnhaven Apartments	NC	75	99%	92%	93%	89%
Silver Moon	NM	151	97%	91%	90%	88%
Village at Avalon	NM	240	99%	99%	97%	95%
Arby Road Apartments (5)	NV	180	99%	n/a	n/a	n/a
Ohio Properties (4)	OH	362	97%	98%	94%	95%
Bridle Ridge	SC	152	99%	94%	93%	89%
Columbia Gardens	SC	188	95%	94%	90%	93%
Companion at Thornhill Apartments	SC	179	100%	99%	88%	92%
Cross Creek	SC	144	98%	98%	93%	90%
Rosewood Townhomes	SC	100	98%	98%	92%	84%
South Pointe Apartments	SC	256	98%	92%	94%	79%
The Palms at Premier Park Apartments	SC	240	98%	99%	91%	90%
Village at River's Edge	SC	124	98%	98%	99%	98%
Willow Run	SC	200	92%	91%	88%	90%
Arbors at Hickory Ridge (6)	TN	348	93%	87%	82%	77%
Avistar at Copperfield	TX	192	97%	93%	87%	88%
Avistar at the Crest	TX	200	97%	95%	85%	80%
Avistar at the Oaks	TX	156	94%	96%	87%	86%
Avistar at the Parkway	TX	236	96%	90%	81%	80%
Avistar at Wilcrest	TX	88	95%	91%	81%	83%
Avistar at Wood Hollow	TX	409	92%	98%	92%	91%
Avistar in 09	TX	133	95%	100%	92%	89%
Avistar on the Boulevard	TX	344	93%	97%	80%	84%
Avistar on the Hills	TX	129	96%	97%	86%	87%
Bruton Apartments	TX	264	91%	87%	81%	85%
Concord at Gulfgate	TX	288	93%	95%	85%	83%
Concord at Little York	TX	276	93%	93%	84%	86%
Concord at Williamcrest	TX	288	95%	97%	89%	91%
Crossing at 1415	TX	112	96%	96%	88%	86%
Decatur Angle	TX	302	91%	92%	77%	83%
Esperanza at Palo Alto	TX	322	97%	94%	83%	83%
Heights at 515	TX	96	97%	94%	89%	87%
Heritage Square	TX	204	96%	97%	76%	71%
Oaks at Georgetown	TX	192	97%	93%	92%	92%
Runnymede	TX	252	98%	98%	92%	91%
Southpark	TX	192	95%	98%	93%	92%
15 West Apartments	WA	120	100%	98%	99%	96%
		11,043	95%	95%	90%	90%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(4)	The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.
(5)	The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2019.
(6)	The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of June 30, 2020.

Physical and economic occupancy as of and for the nine months ended September 30, 2020 were relatively consistent with the same period in 2019.

Despite the economic impacts of the COVID-19 pandemic, at this time we have not seen significant impacts to physical and economic occupancy for the entire MRB portfolio on average. We believe this is largely due to government relief programs that provide assistance to individuals, including affordable housing tenants, that have experienced economic hardship as a result of COVID-19. If COVID-19 continues to negatively impact the U.S. economy and such government relief programs are discontinued or curtailed, we anticipate there will be a negative impact on economic occupancy and physical occupancy in the future. Live 929 Apartments has seen significant decline in occupancy which is due to the property being primarily student housing, which has been more significantly impacted by COVID-19 than affordable multifamily properties.

Non-Consolidated Residential Properties - Not Stabilized

The owner of the following Residential Property does not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE.  As a result, the Partnership does not report the assets, liabilities and results of operations of this property on a consolidated basis.  This Residential Property has not met the stabilization criteria (see footnote 3 below the table) as of September 30, 2020. Debt service on the Partnership’s MRB for this non-consolidated non-stabilized property was current as of September 30, 2020.  The amounts presented below were obtained from records provided by the property owner and its related property management service provider.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the Nine Months Ended September 30,
Property Name	State	2020	2020	2019	2020	2019
Non-Consolidated Properties-Non Stabilized (3)
Ocotillo Springs (4)	CA	75	n/a	n/a	n/a	n/a
		75	n/a	n/a	n/a	n/a

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

This property is currently under construction.  As such, this property is not considered stabilized as it has not met the criteria for stabilization. A property is considered stabilized once it reaches 90% physical occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for a period after completion of the rehabilitation.

(4)	Physical and economic occupancy information is not available for the nine months ended September 30, 2020 and 2019 as the property is under construction.

The Partnership had only one property that had not stabilized as of September 30, 2020. The property is still under construction and we expect Ocotillo Springs to stabilize in the third quarter of 2022.

MF Properties

As of September 30, 2020, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  For the three months ended September 30, 2020, both MF Properties met the stabilization criteria (see footnote 3 below the table). The 50/50 MF property is encumbered by mortgage loans with an aggregate principal balance of $26.3 million as of September 30, 2020.  Debt service on our mortgage payables was current as of September 30, 2020.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the Nine Months Ended September 30,
Property Name	State	2020	2020	2019	2020	2019
MF Properties-Stabilized (3)
Suites on Paseo	CA	384	64%	90%	70%	87%
The 50/50 Property	NE	475	86%	99%	86%	86%
		859	76%	95%	77%	86%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

The physical occupancy and economic occupancy as of and for the three months ended September 30, 2020 decreased as compared to the same period in 2019 due to a decrease in overall occupancy at the Suites on Paseo primarily due to the effects of COVID-19.

The COVID-19 pandemic and the related closure of universities adjacent to our MF Properties may have a negative impact on economic occupancy and physical occupancy in the future. The University of Nebraska-Lincoln is holding on-campus, in-person learning for the Fall 2020 term and residence halls are open. However, San Diego State University has suspended on campus, in person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. Residence halls remain open but at a reduced capacity. If the spread of COVID-19 continues, we may experience further declines in occupancy and collections related to our MF Properties.

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

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,
Property Name	State	2020	2020	2019
Vantage at Boerne (2)	TX	n/a	n/a	91%
Vantage at Waco (2)	TX	n/a	n/a	94%
Vantage at Powdersville	SC	288	79%	26%
Vantage at Stone Creek	NE	294	72%	28%
Vantage at Bulverde	TX	288	81%	44%
Vantage at Germantown	TN	288	96%	2%
Vantage at Murfreesboro (3)	TN	288	65%	n/a
Vantage at Coventry (3)	NE	294	31%	n/a
Vantage at Conroe (3)	TX	288	4%	n/a
Vantage at O'Connor (4)	TX	288	n/a	n/a
Vantage at Westover Hills (4)	TX	288	n/a	n/a
Vantage at Tomball (4)	TX	288	n/a	n/a
		2,892

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)	September 2020 information is not available as the properties have been sold.

(3)	September 2019 information is not available as the properties were under construction.
(4)	September 2020 and 2019 information is not available as the properties are currently under construction.

The Vantage Properties at O’Connor, Westover Hills and Tomball are currently under construction. All other properties are currently in the lease-up phase. Leasing activities at properties with available units have faced challenges due to social distancing measures imposed as a result of the COVID-19 pandemic. Through October 2020, the properties have continued to increase occupancy though at a slightly slower rate than before the COVID-19 pandemic.

Results of Operations

The tables and following discussions of the Partnership’s change in operating results for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the Partnership’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The table below compares revenue and other income for the Partnership for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues and Other Income:
Investment income	$12,043	$12,590	$(547)	-4.3%	$35,989	$37,073	$(1,084)	-2.9%
Property revenues	1,549	1,975	(426)	-21.6%	5,358	6,003	(645)	-10.7%
Contingent interest income	-	3	(3)	-100.0%	12	3,045	(3,033)	-99.6%
Other interest income	238	207	31	15.0%	686	636	50	7.9%
Other income	10	91	(81)	-89.0%	10	120	(110)	-91.7%
Gain on sale of securities	-	-	-	N/A	1,416	-	1,416	N/A
Gain on sale of investments in unconsolidated entities	-	10,476	(10,476)	-100.0%	-	10,476	(10,476)	-100.0%
Total Revenues and Other Income	$13,840	$25,342	$(11,502)	-45.4%	$43,471	$57,353	$(13,882)	-24.2%

Discussion of the Total Revenues and Other Income for the Three Months Ended September 30, 2020 and 2019

Investment income. The decrease in investment income for the three months ended September 30, 2020 as compared to the same period in 2019 was due to the following factors:

•	A decrease of approximately $589,000 in investment interest income related to the PHC Certificates that were sold in January 2020;
•

Increases of approximately $428,000 and approximately $37,000 related to changes in volume and interest rates, respectively, of investments in the Mortgage Revenue Bond Investments segment. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•

A net decrease of approximately $174,000 in investment income related to sales of investments in unconsolidated entities. We recognized approximately $547,000 of additional investment income upon the sale of Vantage at Panama City Beach, LLC in September 2019, whereas in 2020 we recognized approximately $373,000 of additional investment income upon the resolution of contingencies related to the sale of Vantage at Waco, LLC in the third quarter of 2020.

Property revenues.  The decrease in property revenues for the three months ended September 30, 2020 as compared to the same period in 2019 was due primarily to lower occupancy at the Suites on Paseo MF Property. Lower occupancy is a result of the suspension of on-campus, in-person classes at San Diego State University due to the COVID-19 pandemic.

Contingent interest income. There was minimal contingent interest income recognized for the three months ended September 30, 2020 and 2019.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. Other interest income was consistent for the three months ended September 30, 2020 as compared to the same period in 2019.

Other income. There was minimal other income recognized for the three months ended September 30, 2020 and 2019.

Gain on sale of investment in an unconsolidated entity. There was no gain on sale of investments in unconsolidated entities reported for the three months ended September 30, 2020. The gain on sale of investments in unconsolidated entities for the three months ended September 30, 2019 related to the sale of the Vantage at Panama City Beach property in September 2019.

Discussion of the Total Revenues and Other Income for the Nine Months Ended September 30, 2020 and 2019

Investment income. The decrease in investment income for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to the following factors:

•	A decrease of approximately $1.6 million in investment interest income related to the PHC Certificates that were sold in January 2020;
•

An increase of approximately $537,000 and a decrease of approximately $279,000 related to changes in volume and interest rates, respectively, of investments in the Mortgage Revenue Bond Investments segment. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•

A net increase of approximately $480,000 in investment income related to sales of investments in unconsolidated entities. We reported approximately $1.3 million of additional investment income recognized upon the sale of Vantage at Waco, LLC in June 2020, whereas in 2019 we reported approximately $824,000 of additional investment income recognized upon the sale of Vantage at Panama City Beach, LLC in September 2019.

Property revenues.  The decrease in property revenues for the nine months ended September 30, 2020 as compared to the same period in 2019 was due primarily to lower occupancy at the Suites on Paseo MF Property. Lower occupancy is a result of the suspension of on-campus, in-person classes at San Diego State University due to the COVID-19 pandemic.

Contingent interest income. There was minimal contingent interest income recognized for the nine months ended September 30, 2020. The contingent interest income recognized for the nine months ended September 30, 2019 was realized upon redemption of the Vantage at Brooks, LLC property loan in January 2019.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. Other interest income was consistent for the nine months ended September 30, 2020 as compared to the same period in 2019.

Other income. Other income was minimal for the nine months ended September 30, 2020 and 2019.

Gain on sale of securities.  The gain on sale of securities for the nine months ended September 30, 2020 related to the sale of the PHC Certificates in January 2020. There was no gain on sale of securities reported for the nine months ended September 30, 2019.

Gain on sale of investment in an unconsolidated entity. There was no gain on sale of investments in unconsolidated entities reported for the nine months ended September 30, 2020. The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2019 related to the sale of the Vantage at Panama City Beach property in September 2019.

The table below compares expenses for the Partnership for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,456	$1,382	$74	5.4%	$3,485	$3,478	$7	0.2%
Provision for credit loss	3,463	-	3,463	N/A	5,286	-	5,286	N/A
Provision for loan loss	812	-	812	N/A	812	-	812	N/A
Impairment charge on real estate assets	-	75	(75)	-100.0%	25	75	(50)	-66.7%
Depreciation and amortization	720	744	(24)	-3.2%	2,141	2,384	(243)	-10.2%
Interest expense	5,105	6,509	(1,404)	-21.6%	16,013	19,111	(3,098)	-16.2%
General and administrative	3,512	6,992	(3,480)	-49.8%	9,257	12,268	(3,011)	-24.5%
Total Expenses	$15,068	$15,702	$(634)	-4.0%	$37,019	$37,316	$(297)	-0.8%

Discussion of the Total Expenses for the Three Months Ended September 30, 2020 and 2019

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses increased slightly for the three months ended September 30, 2020 due to higher salaries, wages and benefits at The 50/50 MF Property as compared to the same period in 2019.

Provision for credit loss. The provision for credit loss for the three months ended September 30, 2020 is related to the other-than-temporary impairment of the Live 929 Apartments MRB. There was no provision for credit loss recognized for the three months ended September 30, 2019.

Provision for loan loss. The provision for loan loss for the three months ended September 30, 2020 is related to the loan loss allowance established for the Live 929 Apartments property loan. There was no provision for loan loss recognized for the three months ended September 30, 2019.

Impairment charge on real estate assets. There was no impairment charge recognized for the three months ended September 30, 2020. The impairment charge for the three months ended September 30, 2019 related to the land held for development in Gardner, KS.

Depreciation and amortization expense.  Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the three months ended September 30, 2020 as compared to the same period in 2019 was due primarily to a decrease in depreciation expense of approximately $38,000 at The 50/50 MF Property due to real estate assets that became fully depreciated in mid-2019.

Interest expense. The decrease in interest expense for the three months ended September 30, 2020 as compared to the same period in 2019 was due to the following factors:

•

A decrease of approximately $1.8 million due to a decrease in effective interest rates of the debt financing portfolio as a result of recent refinancing activities and generally lower market interest rates;

•	A decrease of approximately $248,000 in amortization of deferred financing costs;
•	A net decrease of approximately $54,000 related to fair value adjustments to derivative financial instruments, net of cash paid; and
•	An increase of approximately $693,000 due to higher average principal outstanding.

General and administrative expenses.  The decrease in general and administrative expenses for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to a decrease of approximately $3.0 million in restricted unit compensation expense. Upon the closing of the acquisition by Greystone of AFCA 2 in September 2019, all outstanding restricted units vested and all previously unrecognized compensation expense was recognized. The remaining decrease is due to lower salaries and benefits expenses.

Discussion of the Total Expenses for the Nine Months Ended September 30, 2020 and 2019

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses for the nine months ended September 30, 2020 were consistent with the same period in 2019.

Provision for credit loss. The provision for credit loss for the nine months ended September 30, 2020 consists of other-than-temporary impairments of approximately $3.5 million related to the Live 929 Apartments MRB and approximately $1.8 million related to the Pro Nova 2014-1 MRB. There was no provision for credit loss recognized for the nine months ended September 30, 2019.

Provision for loan loss. The provision for loan loss for the nine months ended September 30, 2020 is related to the loan loss allowance established for the Live 929 Apartments property loan. There was no provision for loan loss recognized for the nine months ended September 30, 2019.

Impairment charge on real estate assets. The impairment charges for the nine months ended September 30, 2020 and 2019 related to the land held for development in Gardner, KS.

Depreciation and amortization expense.  Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the nine months ended September 30, 2020 as compared to the same period in 2019 was due primarily to a decrease in depreciation expense of approximately $266,000 at The 50/50 MF Property due to real estate assets that became fully depreciated in mid-2019.

Interest expense. The decrease in interest expense for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to the following factors:

•

A decrease of approximately $4.3 million due to a decrease in effective interest rates of the debt financing portfolio as a result of recent refinancing activities and generally lower market interest rates;

•	A net decrease of approximately $562,000 related to fair value adjustments to derivative financial instruments, net of cash paid;
•	A decrease of approximately $188,000 in amortization of deferred financing costs; and
•	An increase of approximately $2.0 million due to higher average principal outstanding.

General and administrative expenses.  The decrease in general and administrative expenses for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to a decrease of approximately $3.0 million in restricted unit compensation expense. Upon the closing of the acquisition by Greystone of AFCA 2 in September 2019, all outstanding restricted units vested and all previously unrecognized compensation expense was recognized. The remaining decrease is due to lower salaries and benefits expenses, offset by higher professional fees.

Discussion of the Income Tax Expense for the Three and Nine Months Ended September 30, 2020 and 2019

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. The Greens Hold Co reported income tax benefit of approximately $68,000 and income tax expense of approximately $41,000 for the three and nine months ended September 30, 2020, respectively, as compared to income tax benefit of approximately $68,000 and $9,000 for the three and nine months ended September 30, 2019. The increase in income tax expenses for the nine months ended September 30, 2020 compared to 2019 is primarily due to improved results of operations at The 50/50 and book-tax differences related to depreciation of real estate assets.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including consideration of past, current and potential future developments related to the COVID-19 pandemic. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Part II – Item 1A of this report for further information.

Our short-term liquidity requirements over the next 12 months will be primarily distribution payments, operational expenses, investment commitments, and debt service (principal and interest payments) on our debt financings. We expect to meet these liquidity requirements primarily using cash on hand and operating cash flows from our investments and MF Properties.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable and additional investments in MRBs, GILs, property loans and unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs and GILs, and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional Beneficial Unit Certificates (“BUCs”) and Series A Preferred Units based on needs and opportunities for executing our strategy.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Unrestricted cash on hand;
•	Operating cash flows from investments in MRBs, GILs and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Unsecured lines of credit;

•	Proceeds from our total return swap transactions;
•	Proceeds from obtaining additional debt;
•	Issuances of BUCs and Series A Preferred Units; and
•	Proceeds from the sale of assets.

Unrestricted Cash on Hand

As of September 30, 2020, the Partnership had unrestricted cash on hand of approximately $51.2 million. The Partnership is required to keep a minimum of $500,000 of unrestricted cash on hand under the terms of its TEBS debt financing arrangements. There are no other contractual restrictions of the Partnership’s ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular interest payments received on our MRBs and GILs that provide consistent cash receipts throughout the year. All MRBs and GILs are current on contractual debt service payments as of October 31, 2020. Receipts, net of interest expense on related debt financings and lines of credit balances, are available for general use by the Partnership. The Partnership also receives distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

Receipt of cash from our investments in MRBs and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from GILs is dependent on the availability of construction funding and the execution of certain equity commitments by the owners of the underlying properties.

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating expenses and mortgage debt service payments, are unrestricted for use by the Partnership. The MF properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. As noted in the “Effects of COVID-19” section in this Item 2, the Suites on Paseo MF Property is experiencing a lower than historical occupancy. There is currently no mortgage associated with the Suites on Paseo MF Property and the property’s operating cash flows have been sufficient to meet all operational obligations through September 30, 2020. However, excess net cash flows from operations could be limited in the future due to continued lower occupancy.

Unsecured Lines of Credit

We maintain two unsecured lines of credit with a financial institution. Our unsecured operating line of credit (“LOC”) allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating LOC to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended September 30, 2020.  In addition, we have fulfilled this requirement for the fourth quarter of 2020. We have $10.0 million available on the operating LOC as of September 30, 2020. In July 2020, we extended the maturity of the unsecured operating line of credit to June 2022.

Our unsecured non-operating LOC allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate, MRBs and taxable MRBs. Advances on the unsecured LOC are due on the 270th day following the advance date but may be extended by making certain payments for up to an additional 270 days. The unsecured non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of September 30, 2020. We anticipate paying off the balances on our unsecured non-operating LOC by entering into debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We have approximately $38.2 million available on the unsecured non-operating LOC as of September 30, 2020. In July 2020, we extended the maturity of the unsecured non-operating line of credit to June 2022. The $11.8 million outstanding balances of the non-operating LOC as of September 30, 2020 are due in December 2020 and March 2021, though the Partnership can extend final repayment of the amounts due in March 2021 to December 2021 by making partial repayments.

Proceeds from our Total Return Swap Transactions

In September 2020, we issued Secured Notes to Mizuho totaling $103.5 million. Concurrent with the issuance of the Secured Notes, the Partnership entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes. The combined notional amount of the total return swaps is $103.5 million, which is the same as the outstanding principal balance of the Secured Notes.

The first total return swap has a notional amount of $40.0 million as of September 30, 2020. The Partnership’s interest rate on the notional amount is equal to 3-month LIBOR plus 3.75%, with an interest rate floor of 4.25%. We are required to maintain cash collateral with Mizuho equal to 35% of the notional amount, which was $14.0 million as of September 30, 2020. Approximately $1.2 million of cash collateral is held by Mizuho in a reserve account at U.S. Bank which will be released to the Partnership at such time as the Partnership can arrange for principal and interest payments related to the TEBS Financing residual certificates to be remitted directly to U.S. Bank, and which we expect to occur in the fourth quarter of 2020. The remaining $24.8 million was received as cash proceeds by the Partnership in September 2020.

The second total return swap has a notional amount of $63.5 million as of September 30, 2020. The Partnership’s interest rate on the notional amount is equal to 3-month LIBOR plus 0.50%, with an interest rate floor of 1.00%. We are required to maintain cash collateral with Mizuho equal to 100% of the notional amount as of September 30, 2020. Through March 2022, we have the option to reallocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million. Upon such a reallocation, cash equal to 35% of the notional amount reallocated will be posted as collateral for the first total return swap and 65% of the notional amount reallocated will be advanced as net proceeds to the Partnership for its general use. As of September 30, 2020, we have the option to reallocate up to $63.5 million of notional amount, which if fully reallocated will generate additional net cash proceeds of approximately $41.3 million for the Partnership’s general use.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable or non-operating LOC. The Partnership may obtain leverage for these investments by posting the investments as security. As of September 30, 2020, the Partnership’s primary unleveraged assets were the Suites at Paseo MF Property, with a net carrying value of approximately $34.3 million as of September 30, 2020, and certain MRBs with outstanding principal totaling approximately $21.0 million as of September 30, 2020. As noted previously in this report, the Suites on Paseo MF Property is experiencing lower than historical occupancy and operating results due to the COVID-19 pandemic, which could limit the amount of debt that could be obtained related to this asset. Of the MRBs, approximately $10.0 million is the Pro Nova 2014-1 MRB, for which the borrower has requested forbearance on future principal and interest payments and the Partnership is currently evaluating options, which could limit the ability to obtain leverage related to this MRB.

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

The Partnership is authorized to issue Series A Preferred Units under the Partnership Agreement. As of September 30, 2020, we have issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated in October 2017.  The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs, if the General Partner deems such offerings to be necessary and otherwise consistent with the Partnership’s strategic initiatives. The Partnership is able to issue Series A Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units, inclusive of the amount to be issued.

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

Our ability to dispose of investments on favorable terms is dependent upon several factors including, but not limited to, the availability of credit to potential buyers to purchase investments at prices we consider acceptable. In addition, potential adverse changes to general market and economic conditions may negatively impact our ability to sell our investments in the future.

In January 2020, we sold our PHC Certificates to an unrelated party and we received net proceeds of approximately $8.7 million, after the payment of principal, interest and expenses related to the collapse of the related secured TOB Trust financing. In June 2020, our investment in Vantage at Waco was redeemed upon the sale of the underlying property and we received cash of approximately $10.6 million related to the sale.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General and administrative expenses;
•	Distributions paid to holders of Series A Preferred Units and BUCs;
•	Investments in additional MRBs, GILs, property loans and unconsolidated entities;
•	Debt service on debt financings, Secured Notes and mortgages payable; and
•	Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of the Partnership’s operations.  For additional details, see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II of this report, and the section captioned “Cash flows from operating activities” in the Partnership’s condensed consolidated statements of cash flows set forth in Item 1 of this report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Distributions Paid to Holders of Series A Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%.  The Series A Preferred Units are non-cumulative, non-voting and non-convertible.

On September 16, 2020, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly distribution of $0.06 per BUC to unitholders of record on September 30, 2020 and payable on October 30, 2020.

The Partnership and its General Partner continually assess the level of distributions for the Series A Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant, including the effects of the COVID-19 pandemic.

Investments in Additional MRBs, GILs, Property Loans and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in quality multifamily properties through either the acquisition of MRBs, GILs, property loans or equity investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. The following table summarizes our outstanding investment commitments as of September 30, 2020:

Investment	Remaining Funding Commitments
Mortgage revenue bond (1)	$12,976,500
Taxable mortgage revenue bond	7,000,000
Governmental issuer loans (1)	44,995,000
Investments in unconsolidated entities	4,056,333
Property loans (2)	70,786,838
Bond purchase commitments (3)	3,807,000
Total	$143,621,671

(1)

The assets associated with these commitments are securitized in TOB financing facilities with Mizuho that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership.

(2)

Of the amount reported, approximately $43.1 million is related to assets securitized in TOB financing facilities with Mizuho that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership.

(3)	This investment commitment is contingent upon the completion and stabilization of the underlying property.

Debt Service on Debt Financings and Mortgages Payable

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs, GILs and certain property loans. The financing arrangements generally involve the securitization of MRBs, GILs and property loans into trusts whereby we retain beneficial interests in the trusts that provide certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties in exchange for debt proceeds. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests of the TEBS Financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs. In the case of forbearance or default on an MRB, GIL or property loan in a Term TOB or TOB financing, we may be required to fund shortfalls in principal and interest payable to the senior beneficial interests, repurchase a portion of the outstanding senior beneficial interests, or repurchase the MRB, GIL or property loan and seek alternative financing. In addition, the Partnership may be required to post collateral if the value of MRBs, GILs and property loans securitized in TOB Trust financings drop below a threshold in the aggregate. We anticipate that cash flows from the securitized assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

Our Secured Notes are secured by the Partnership’s cash flows from the residual certificates associated with the TEBS Financings. Interest due on the Secured Notes, net of amounts due to the Partnership on the related total return swap transactions, will be paid from receipts related to the TEBS Financing residual certificates. Future receipts of principal related to the TEBS Financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities under the Secured Notes and related documents.

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	Fixed	$302,059,158	45.1%	$356,258,799	66.1%
Fixed	Variable	305,155,164	45.6%	182,329,180	33.9%
Variable (1)	Variable (1)	62,478,000	9.3%	-	0.0%
Total		$669,692,322		$538,587,979

(1)

The securitized asset and related debt financing both have variable interest rates, though the variable rate indices may differ. As such, the Partnership is at least partially hedged against rising interest rates.

During 2019, we began to strategically diversify our lending relationships to reduce our exposure to Deutsche Bank. In April 2020, we terminated all outstanding arrangements with Deutsche Bank, consisting of the Term TOB Trust, Term A/B Trusts and Master Trust Agreement. The debt financing structures were collapsed and replaced with variable rate TOB Trust debt financings with Mizuho. The termination of the Master Trust Agreement with Deutsche Bank released the Partnership from various financial covenants that limited the Partnership’s liquidity and that exposed the Partnership to risk of covenant violations due to changes in its market capitalization, which is outside of the Partnership’s control.

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

Our mortgages payable financing arrangements are used to leverage The 50/50 MF Property. The mortgages are entered into with financial institutions and are secured by security interests in property. The mortgages bear interest at fixed rates and include scheduled principal payments. We anticipate that cash flows from The 50/50 MF Property will be sufficient to pay all normal, recurring principal and interest payments.

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

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s General Partner. The Board of Managers of Greystone Manager retains the right to change the leverage constraint in the future based on consideration of factors the Board of Managers considers relevant. The leverage utilized is dependent upon several factors, including, but not limited to, the assets being leveraged, the leverage program utilized, constraints of market collateral calls and the liquidity and marketability of the underlying collateral of the asset being leveraged. We define our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, and taxable MRBs, and initial cost for deferred financing costs and MF Properties. As of September 30, 2020, our overall leverage ratio was approximately 66%.

Cash Flows

For the nine months ended September 30, 2020, we generated cash of $87.3 million, which was the net result of $12.6 million provided by operating activities, $30.2 million used in investing activities, and $104.9 million provided by financing activities.

Cash provided by operating activities totaled $12.6 million for the nine months ended September 30, 2020, as compared to $12.8 million generated for the nine months ended September 30, 2019. The change between periods was primarily due to a decrease of $13.6 million in net income, offset by $10.5 million related to the gain on sale in an unconsolidated entity and $5.3 million related to the provision for credit loss.

Cash used in investing activities totaled $30.2 million for the nine months ended September 30, 2020, as compared to cash provided of $13.9 million for the nine months ended September 30, 2019. The change between periods was predominantly due to the following factors:

•	A decrease of $62.1 million due to advances on GILs;
•	A decrease of $12.4 million of proceeds from the sale of investments in unconsolidated entities;
•	A decrease of $11.4 million of principal payments received on property loans and contingent interest;
•	A decrease of $5.3 million due to advances on property loans;
•	A net increase of $38.6 million due to proceeds from the sale and principal payments related to the PHC Certificates; and
•	An increase of $9.7 million due to the reduction in purchases of mortgage revenue bonds.

Cash provided by financing activities totaled $104.9 million for the nine months ended September 30, 2020, as compared to cash used of $18.6 million for the nine months ended September 30, 2019. The change between periods was predominately due to the following factors:

•	A net increase in proceeds from debt financing of $98.2 million, primarily related to $103.5 million of proceeds from the issuance of Secured Notes to Mizuho in September 2020;
•	A net increase in borrowing on unsecured lines of credit of $21.1 million; and
•	An increase of $4.7 million due to a reduction in distributions paid.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(1,160,017)	$9,707,903	$6,410,088	$20,045,906
Change in fair value of derivatives and interest rate derivative amortization	14,569	68,333	(104,279)	458,141
Depreciation and amortization expense	719,783	743,503	2,141,302	2,384,115
Provision for credit loss (1)	3,463,253	-	5,285,609	-
Provision for loan loss (2)	811,706	-	811,706	-
Reversal of impairment on securities (3)	-	-	(1,902,979)	-
Impairment charge on real estate assets	-	75,000	25,200	75,000
Amortization of deferred financing costs	497,018	745,457	1,288,044	1,476,463
RUA compensation expense	299,524	3,265,677	634,860	3,636,091
Deferred income taxes	(34,601)	(82,167)	(66,482)	(138,331)
Redeemable Series A Preferred Unit distribution and accretion	(717,763)	(717,762)	(2,153,288)	(2,153,288)
Tier 2 Income distributable (Loss allocable) to the General Partner (4)	-	(1,264,949)	80,501	(2,017,974)
Bond purchase premium (discount) amortization (accretion), net of cash received	(20,389)	(24,532)	(39,956)	(64,970)
Total CAD	$3,873,083	$12,516,463	$12,410,326	$23,701,153

Weighted average number of BUCs outstanding, basic	60,545,204	60,519,542	60,614,862	60,457,299
Net income (loss) per BUC, basic	$(0.03)	$0.13	$0.07	$0.26
Total CAD per BUC, basic	$0.06	$0.21	$0.20	$0.39
Distributions declared, per BUC	$0.060	$0.125	$0.245	$0.375

(1)

The provision for credit loss for the three months ended September 30, 2020 relates to impairment of the Live 929 Apartments MRB. The provision for credit loss for the nine months ended September 30, 2020 consists of impairments of approximately $3.5 million for the Live 929 Apartments MRB and approximately $1.8 million for the Pro Nova 2014-1 MRB.

(2)	The provision for loan loss for the three and nine months ended September 30, 2020 relates to impairment of the Live 929 Apartments property loan.

(3)

This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the PHC Certificates. Such adjustments were reversed in the first quarter of 2020 upon the sale of the PHC Certificates in January 2020.

(4)

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

For the nine months ended September 30, 2020, Tier 2 loss allocable to the general partner related to the sale of the PHC Certificates. For the nine months ended September 30, 2019, Tier 2 income consisted of $3.0 million of contingent interest realized on redemption of the Vantage at Brooks, LLC property loan in January 2019 and a $10.5 million gain on sale related to the Partnership’s investment in Vantage at Panama City Beach in September 2019.

Off Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we held MRBs and GILs that are collateralized by affordable multifamily properties and one commercial property.  The affordable multifamily properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

Contractual Obligations

As discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2019, the debt obligation amounts maturing in 2020 consist of the principal to be paid on LOCs, various TOB debt financings with Mizuho, and payments on the MF Property mortgages payable.  Our strategic objective is to leverage our MRB and GIL portfolio utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the TOB Trust program with Mizuho and the Term TOB Trust program with Morgan Stanley. This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the nine months ended September 30, 2020 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will be adopted in future periods, see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The COVID-19 pandemic has caused significant disruptions in the general economy both globally and in the United States during the nine months ended September 30, 2020. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Part II – Item 1A of this report for further information. With the exception of developments associated with the COVID-19 pandemic, there have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Mortgage Revenue Bonds Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of September 30, 2020:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$796,537	1.5%	-8.8%	1.7%	-9.7%	$17,252

Geographic Risk

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding for the dates indicated:

	September 30, 2020	December 31, 2019
Texas	43%	43%
California	17%	18%
South Carolina	17%	17%

During the third quarter of 2020, Texas, California and South Carolina have experienced significant increases in COVID-19 cases, though there have been no significant declines in occupancy or materially lower rental collections at Residential Properties in these states to date.  Further spread of COVID-19 in these states may pose risk to the Partnership’s Residential Properties in the future.

Summary of Interest Rates on Borrowings and Derivative Financial Instruments

As of September 30, 2020, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 2.7% and 3.4%;
•	The M31 TEBS facility has a variable interest rate of 1.5%;
•	The M24 and M33 TEBS facilities have fixed interest rates that range between 3.1% and 3.2%;
•	The M45 TEBS facility has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•	The Term TOB Trust securitized by an MRB has a fixed interest rate of 3.5%;
•	The TOB Trust financings securitized by MRBs, GILs and property loans have variable interest rates that range between 1.3% and 2.2%;
•	The Secured Notes have a variable interest rate of 9.2%; and
•	The mortgages payable have fixed interest rates of 4.4%.

We have entered into total return swap agreements to lower the net interest cost of our Secured Notes. The following table sets forth certain information regarding the Partnership’s total return swap agreements as of September 30, 2020:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of September 30, 2020
Sept 2020	40,000,000	Sept 2020	Sept 2025	4.25% (1)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	$38,675
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	101,525
								$140,200

(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

We have entered into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate debt financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of September 30, 2020:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of September 30, 2020
Aug 2019	78,362,798	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$15,257
							$15,257

(1)	For additional details, see Note 23 to the Partnership's condensed consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming various changes in interest rates as of September 30, 2020:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$431,568	$(863,795)	$(1,727,591)	$(2,591,386)	$(3,455,181)
TEBS Debt Financings	130,772	(261,545)	(523,089)	(784,634)	(1,046,178)
Other Investment Financings	(92,566)	54,752	(4,463)	(63,678)	(122,893)
Variable Rate Investments	(75,651)	161,752	511,271	871,781	1,250,470
Total	$394,123	$(908,836)	$(1,743,872)	$(2,567,917)	$(3,373,782)

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

As the above information incorporates only those material positions or exposures that existed as of September 30, 2020, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in each of the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2019 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which are incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2020, except for the risks disclosed in the following paragraphs.

The effects of the outbreak and continued spread of the novel coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, may adversely affect our business activities, financial condition and results of operations.

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

Since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial and credit markets both globally and in the United States. The spread of COVID-19 has resulted in widespread elevated levels of unemployment in many regions of the U.S. and has caused financial hardship for tenants of multifamily real estate properties, which in many cases has caused a decrease in rent collections.  While economic activity in the U.S. is in the midst of a recovery since the initial outbreak of COVID-19 and the government-mandated stay-at-home orders in many states were instituted in March 2020, economic uncertainties resulting from these events and policies persist and are likely to continue for the foreseeable future.  An outbreak of another highly infectious or contagious disease may have similar adverse effects. The U.S. government has instituted and may continue to institute various relief measures intended to provide economic assistance to businesses and individuals, but it is uncertain if such relief measures will be sufficient for the tenants of multifamily real estate properties to avoid defaulting on their rent obligations, which would result in lower rent collections by lessors. In addition, many state and local governments have issued and may continue to issue regulations preventing the eviction of tenants for a period of time, which limits the ability of multifamily properties to replace non-paying tenants, which may further negatively impact rent collections. Lower rent collections will negatively impact the ability of the Residential Properties securing our MRBs to meet debt service obligations, which may cause MRBs to default or require us to provide supplemental property loans to avoid defaults. In such cases, our returns may be negatively impacted. In addition, defaults of MRBs, GILs and property loans in securitized trust financing arrangements may trigger requirements for us to post collateral to support the trusts or may cause a covenant default under our financing programs such that we may be required to collapse the financing arrangements or sell the underlying MRBs and cover any shortfall in proceeds. In March 2020, we were required to post additional collateral for a short period of time related to the TOB Trust financings due to fluctuations in market prices and the impact to the value of collateral. Similar fluctuations in the future may require us to post additional collateral, which may adversely impact our liquidity position. Lower rent collections at our MF Properties will decrease the net cash flows available to the Partnership for operations and additional investments. Lower rent collections at properties associated with our investments in unconsolidated entities will decrease the distributions received on our investments and negatively impact our returns. If COVID-19, or an outbreak of another infectious or contagious disease, causes prolonged disruptions in the general economy, overall occupancy rates and rental rates may decrease at multifamily properties and further negatively impact net cash flows. The outbreak of an infectious or contagious disease may cause colleges and universities to limit or suspend on-campus, in-person classes, which may negatively impact occupancy, rental rates and net cash flows at student properties, specifically our MF Properties and the Live 929 Apartments Residential Property.

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

COVID-19, or another highly infectious or contagious disease, may disrupt the supply chain for materials and labor required for the construction of MRB Residential Properties, properties related to our GILs and certain property loans, or multifamily properties that underlie our investments in unconsolidated entities, causing delays in construction leading to additional costs to complete construction. If such disruptions are severe, it may result in a default under the mortgage loans that secure our MRBs, GILs and certain property loans and cause us to foreclose on the properties or require us to provide supplemental financial support. If a property associated with an investment in an unconsolidated entity is not completed or costs more to complete than anticipated, it may cause us to receive smaller distributions than expected or prevent us from receiving a return on our investments or recovering our initial investment, which would adversely affect our results of operations. If such disruptions are severe and a managing member is unable to continue operating the property, we may take over ownership of or sell the property. In addition, the Partnership may be required to reverse previously recognized preferred return investment income associated with these investments, negatively impacting our results of operations. In general, our overall return from our MRBs, GILs, property loans, and investments in unconsolidated entities is likely to be less than if the construction had been completed on time or within budget. Shelter-in-place and social distancing measures imposed as a result of COVID-19, or another highly infectious or contagious disease, will create challenges for the leasing of units and stabilization of projects that have completed construction. If such challenges persist for an extended period of time, it will negatively impact our returns and cash flows from these investments and may cause impairment losses in future periods.

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

The extent to which COVID-19, or another highly infectious or contagious disease impacts our operations and those of our borrowers, tenants and investments will depend on future developments, which are highly uncertain and cannot be predicted with any reasonable degree of certainty at this time, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, if COVID-19, or another highly infectious or contagious disease, continues to spread or the containment responses are unsuccessful, there could be significant negative impacts to our business, financial condition, and results of operations.

We are subject to various risks associated with our total return swaps.

We entered into total return swaps to reduce the net interest cost related to our Secured Notes. Our risks from total return swaps include the following:

•	Changes in interest rates can adversely affect the net interest cost of the total return swaps and related Secured Notes.
•	The counterparty may be unable to perform its obligations to us under the instrument.
•	The Partnership is required to post collateral associated with a decline in the fair value of the Secured Notes below the outstanding principal amount.
•	Upon termination of the total return swaps, the Partnership is required to cash settle any deficit associated with the fair value of the Secured Notes compared to the outstanding principal amount.

We are required to record the fair value of our total return swaps on our financial statements with changes recorded in current earnings. This can result in significant period to period volatility in our reported net income over the term of these instruments.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1

Seventh Amendment to Credit Agreement dated July 28, 2020 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 30, 2020).

10.2

Revolving Line of Credit Note dated July 28, 2020 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 30, 2020).

10.3

Indenture of Trust dated September 24, 2020 between ATAX TEBS Holdings, LLC and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 30, 2020).

10.4

Supplemental Agreement dated September 24, 2020 by and among ATAX TEBS Holdings, LLC, Stern Brothers & Co., Mizuho Capital Markets LLC, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on September 30, 2020).

10.5

Limited Guaranty, Pledge of Sole Membership Interests and Security Agreement dated September 24, 2020 by America First Multifamily, L.P. for the benefit of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on September 30, 2020).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended September 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the periods ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: November 3, 2020	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: November 3, 2020	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer