Form 10-K
period 2020-12-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2021-02-25
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $250,641,040

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

This Annual Report (“Report”) (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” of Item 1A of this Report.

These forward-looking statements are subject, but not limited to, various risks and uncertainties, including those relating to:

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
•

changes in business conditions and the general economy, including the current and future impact of the novel coronavirus (“COVID-19”) on business operations, employment, and government-mandated relief and mitigation measures;

•	changes in interest rates;
•	our ability to access debt and equity capital to finance our assets;
•	local, regional, national, and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code (“IRC”);
•	geographic concentration within the MRB and GIL portfolio held by the Partnership; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

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

Item 1. Business.

Organization

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We generally refer to affordable multifamily and residential properties associated with our MRBs and GILs as “Residential Properties.” We expect and believe the interest received on our MRBs and GILs is excludable from gross income for federal income tax purposes. The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by the Partnership, to the extent permitted under the terms of the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). In addition, we may acquire interests in multifamily, student, and senior citizen residential properties.

Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”).  The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), which is an affiliate of Greystone & Co., Inc. (“Greystone & Co.”).  Greystone & Co., together with its affiliated companies (collectively “Greystone”), is a real estate lending, investment, and advisory company with an established reputation as a leader in multifamily and healthcare finance, having ranked as a top Federal Housing Administration (“FHA”), Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) lender in these sectors.

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). Our BUCs are traded on the NASDAQ Global Select Market under the symbol “ATAX.”

The Partnership has also issued non-cumulative, non-voting, non-convertible Series A Preferred Units that represent limited partnership interests in the Partnership under the Partnership Agreement to financial institutions via private placements. The Series A Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a holder thereof, and upon each anniversary thereafter, each holder of Series A Preferred Units and the Partnership both have the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a redemption price equal to $10.00 per unit plus all declared and unpaid distributions through the date of the redemption.

The holders of the BUCs and Series A Preferred Units are referred to herein as “Unitholders.”  Our Unitholders will incur tax liability if any interest earned on our MRBs or GILs is determined to be taxable and for income and gains related to our taxable investments. See Item 1A, “Risk Factors” in this Report for additional details.

Investment Types

Mortgage Revenue Bonds (“MRBs”)

We invest in MRBs that are issued by state and local governments, their agencies, and authorities to finance the construction or acquisition and rehabilitation of income-producing real estate properties. Each MRB is collateralized by a mortgage on all real and personal property associated with the related property. An MRB is typically a non-recourse obligation of the respective owner of each property and the sole source of the funds to pay principal and interest due on the MRB is the net cash flow generated by the property or the proceeds from a sale or refinancing of the secured property. The MRBs do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable for them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the MRBs.

We expect and believe that the interest received on our MRBs is excludable from gross income for federal income tax purposes. We primarily invest in MRBs that are senior obligations of the associated properties, though we may also invest in subordinate MRBs. The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The majority of our MRBs have initial contractual terms of 15 years or greater.

As of December 31, 2020, we own 77 MRBs with an aggregate outstanding principal amount of approximately $673.6 million. Our MRBs are owned either directly by the Partnership or by our consolidated variable interest entities (“VIEs”) associated with our debt financing facilities. Our MRBs relate to 68 Residential Properties containing a total of 11,114 rental units located in 14 states in the

United States.  One MRB is secured by a mortgage on the ground, facilities, and equipment of a commercial ancillary health care facility in Tennessee.

The four basic types of MRBs which we may acquire as investments are as follows:

1.	Private activity bonds issued under Section 142(d) of the Internal Revenue Code (“IRC”);
2.	Bonds issued under Section 145 of the IRC on behalf of not-for-profit entities qualified under Section 501(c)(3) of the IRC;
3.	Essential function bonds issued by a public instrumentality to finance a multifamily residential property owned by such instrumentality; and
4.	Existing “80/20 bonds” that were issued under Section 103(b)(4)(A) of the IRC.

Each of these structures permit the issuance of MRBs under the IRC to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily residential project financed with tax-exempt MRBs (other than essential function bonds as described in 3 above) must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. Those rental units of the multifamily residential project not subject to tenant income restrictions may be rented at market rates (unless there are restrictions otherwise imposed by the bond issuer or a governmental entity). With respect to private activity bonds issued under Section 142(d) of the IRC, the owner of the multifamily residential project may elect, at the time the MRBs are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). The MRBs that were secured by Residential Properties issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. State and local housing authorities may require additional rent restrictions above those required by Treasury Regulations. There are no Treasury Regulations related to MRBs that are secured by a commercial property.

The borrowers associated with our MRBs are either syndicated partnerships formed to receive allocations of LIHTCs or not-for-profit entities. LIHTC eligible projects are attractive to developers of affordable housing because it helps them raise equity and debt financing. Under the LIHTC program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. We do not invest in LIHTCs but are attracted to MRBs that are issued in association with federal LIHTC allocations because they bear interest that we expect and believe is exempt from federal income taxes.  To be eligible for federal LIHTCs, a property must either be newly constructed or substantially rehabilitated, and therefore, may be less likely to become functionally obsolete in the near term versus an older property. There are various requirements to be eligible for federal LIHTCs, including rent and tenant income restrictions, which vary by property. Our borrowers that are owned by not-for-profit entities typically have missions to provide affordable multifamily rental units to underserved populations in their market areas.

Governmental Issuer Loans (“GILs”)

We invest in GILs that are issued by state or local governmental authorities to provide construction financing for affordable multifamily properties. Each GIL is collateralized by a mortgage on all real and personal property associated with the related property. An GIL is typically a non-recourse obligation of the respective owner of each property and the sole source of the funds to pay principal and interest due on the GIL is the net cash flow generated by the property or the proceeds from a sale or refinancing of the secured property. The GILs do not constitute an obligation of any government, agency or authority and no unit of government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GILs. We may commit to provide funding for GILs on a draw-down basis during construction of the related property.

We expect and believe the interest received on our GILs is excludable from gross income for federal income tax purposes. The GILs are senior obligations of the associated Residential Properties and bear interest at variable interest rates. The GILs have initial terms of two to four years. As of December 31, 2020, an affiliate of Greystone, Greystone Servicing Company LLC, has provided a forward commitment to purchase each of the Partnership’s GILs once certain conditions are met, at a price equal to the outstanding principal balance plus accrued interest. Greystone Servicing Company LLC will then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac.

As of December 31, 2020, we own three GILs with an aggregate outstanding principal amount of approximately $64.9 million. Our GILs are owned by our consolidated VIEs associated with our debt financing facilities. Such GILs are related to three Residential Properties containing a total of 737 rental units located in three states in the United States.

The GILs have been issued under Section 142(d) of the Internal Revenue Code (“IRC”) and are subject to the same set aside and tenant income restrictions noted in the “Mortgage Revenue Bonds” description above. The borrowers associated with our GILs are syndicated partnerships formed to receive allocations of LIHTCs.

Investments in Unconsolidated Entities

We invest in membership interests in unconsolidated entities (“Vantage Properties”) for the construction of market-rate multifamily real estate properties. We do not have controlling interests in the Vantage Properties and account for the membership interests using the equity method of accounting.  The Partnership earns a return on its membership interests accruing immediately on its contributed capital, which is guaranteed, to an extent and for a period, by an unrelated third party.  The membership interests entitle the Partnership to shares of certain cash flows generated by the Vantage Properties from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale. As of December 31, 2020, we owned membership interests in 12 unconsolidated entities located in four states in the United States.

MF Properties

We have and may acquire controlling interests in multifamily, student or senior citizen residential properties (“MF Properties”). We plan to operate the MF Properties in order to position ourselves for a future investment in MRBs issued to finance the acquisition and/or rehabilitation of the properties by new owners or until the opportunity arises to sell the MF Properties at what we believe is their optimal fair value.

As of December 31, 2020, we owned two MF Properties containing a total of 859 rental units located in Nebraska and California.

Property Loans

We have made and may make in the future, taxable property loans which are secured by Residential Properties that are financed by our MRBs and GILs and may make taxable property loans which are unsecured. Such property loans may be made to finance capital improvements, otherwise support property operations, or fund the construction of a property.

PHC Certificates

We previously invested in three Public Housing Capital Fund Trusts’ Certificates (“PHC Certificates”). The PHC Certificates consisted of custodial receipts evidencing loans made to numerous public housing authorities, with principal and interest on these loans payable by the respective public housing authorities out of annual appropriations to the public housing authorities by HUD under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). In January 2020, we sold the PHC Certificates to an unrelated third party and paid off all amounts due on the related debt financing facilities.

General Investment Matters

Our investments in unconsolidated entities and MF Properties are considered “Other Investments” under the terms of our Partnership Agreement. Property loans to borrowers not associated with our MRBs and GILs are also considered Other Investments. We may invest in other types of securities and investments that may or may not be secured by real estate that are also considered Other Investments. We may also invest in “Tax Exempt Investments,” other than our MRBs and GILs, such as the PHC Certificates, under the terms of our Partnership Agreement. Such Tax Exempt Investments must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency. Under the terms of the Partnership Agreement, the aggregate value of our Other Investments and Tax-Exempt Investments cannot exceed 25% of our assets at the time of acquisition.

We rely on an exemption from registration under the Investment Company Act of 1940, which has certain restrictions on the types and amounts of securities owned by the Partnership. See the “Regulatory Matters” section included within Item 1 below for further information.

Business Objectives and Strategy

Investment Strategy

Our primary business objective is to generate attractive, risk-adjusted total returns for our Unitholders by managing our portfolio of investments. We are pursuing a business strategy of acquiring additional MRBs, GILs and other investments, as permitted by the

Partnership Agreement, on a leveraged basis to increase the amount of cash available for distribution to our Unitholders and reduce risk through interest rate hedging. In allocating our capital and executing our strategy, we seek to balance the risks of owning specific investments with the earnings opportunity on the investment.

We believe there continues to be a significant unmet demand for affordable multifamily and senior citizen residential housing in the United States. Government programs that provide direct rental support to residents have not kept up with demand. Therefore, investment programs such as those pursued by the Partnership, which promote private sector development and support for affordable housing through MRBs, GILs, tax credits and grant funding to developers, have become more prominent. The types of MRBs and GILs in which we invest offer developers of affordable housing a low-cost source of construction and/or permanent debt financing. We plan to continue to invest in additional MRBs and GILs issued to finance affordable multifamily and senior residential housing properties.

In addition, we will continue to evaluate opportunities where an MRB structure can be utilized to fund senior citizen housing projects or skilled nursing facilities. In the senior citizen housing asset class, independent living facilities, assisted living facilities and memory care facilities can all be funded with the same type of private activity bonds that are issued for traditional affordable multifamily housing projects.  We plan to leverage Greystone’s expertise in managing independent living, assisted living, memory care and skilled nursing properties to evaluate opportunities for MRB investments in these market segments.

We continually assess opportunities to expand and/or reposition our existing portfolio of MRBs and GILs. Our principal objective is to improve the quality and performance of our portfolio of MRBs and GILs and, ultimately, increase the amount of cash available for distribution to our Unitholders. We may selectively allow the borrowers of our MRBs to redeem the MRBs prior to the final maturity date. A sale or refinancing of the underlying property will usually be required to effect such a MRB redemption. We may also elect to sell MRBs that have experienced significant appreciation in value. In other cases, we may elect to sell MRBs on properties that are in stagnant or declining markets. The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives. We anticipate holding our GILs until maturity as the terms are typically for two to four years and have defined forward purchase commitments from Greystone Servicing Company LLC, an affiliate of the General Partner, and Freddie Mac at maturity.

To facilitate our investment strategy of acquiring additional MRBs, we may also acquire ownership positions in multifamily properties as MF Properties. In many cases, we expect to acquire MRBs on these MF Properties at the time of a restructuring of the MF Property’s ownership. Such restructuring may involve the syndication of LIHTCs in conjunction with property rehabilitation or a sale to a not-for-profit owner that will finance their acquisition and/or rehabilitation by arranging for the issuance of MRBs.

We will also continue to make strategic equity investments in market-rate multifamily residential properties, such as the Vantage Properties, through noncontrolling membership interests in unconsolidated entities. We believe such equity investments diversify our investment portfolio while also providing attractive risk-adjusted returns for our Unitholders.

Financing Strategy

We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the characteristics of our portfolio, availability of financing, and market conditions. This leverage strategy allows us to generate enhanced returns and lowers our net capital investment, allowing us to make additional investments. We currently obtain leverage on our investments and assets through:

•	Advances on our unsecured line of credit facilities;
•	Tax-Exempt Bond Securitization (“TEBS”) programs with Freddie Mac;
•	Tender Option Bond (“TOB”) Trust securitizations with Mizuho Capital Markets (“Mizuho”);
•	A Term TOB Trust securitization with Morgan Stanley;
•	Secured notes (“Secured Notes”) issued to Mizuho; and
•	Mortgages payable associated with our MF Properties.

We may utilize other types of secured or unsecured borrowings in the future, including more complex financing structures and diversification of our leverage sources and counterparties.

We refer to our TEBS, TOB, and Term TOB securitizations and our Secured Notes as our “Debt Financings.” The TEBS, TOB and Term TOB securitizations are consolidated VIEs for financial reporting purposes. These arrangements are structured such that we transfer our assets to an entity, such as a trust or special purpose entity, which then issues senior and residual beneficial interests. The senior beneficial interests are sold to third-party investors in exchange for debt proceeds. We retain the residual beneficial interest which entitles us to certain rights to the securitized assets and to residual cash proceeds. We generally structure our Debt Financings such that principal, interest, and any trust expenses are payable from the cash flows of the secured assets and we are generally entitled to all residual cash flows for our general use. As the residual interest holder, we may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity support for the senior securities. If such an event occurs in an individual VIE, the underlying collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If we do not fund the shortfall, the default and liquidation provisions will be invoked against us.

Under the terms of our TOB Trusts and Secured Notes with Mizuho, we may be required to post cash collateral with Mizuho if the value of our residual interests and other outstanding positions drops below certain thresholds in the aggregate. In addition, if the value of our residual interest in individual TOB Trusts drops below certain required values in relation to the total assets in each trust, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the senior interests issued by the trust.

The willingness of leverage providers to extend financing is dependent on various factors such as their underwriting standards, regulatory requirements, available lending capacity, and existing credit exposure to the Partnership. An inability to access debt financing at an acceptable cost may result in adverse effects on our financial condition and results of operations. There can be no assurance that we will be able to finance additional acquisitions of MRBs or other investments through additional Debt Financings. Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional MRBs are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. We use target constraints for each type of financing to manage to an overall maximum 75% leverage level, as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the leverage constraint in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, and taxable MRBs, and initial cost for deferred financing costs and MF Properties. As of December 31, 2020, our overall leverage ratio was approximately 67%.

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. Certain leverage sources, such as our TOB Trusts, Secured Notes and one TEBS financing, currently bear interest at variable rates. We may enter into derivative instruments in connection with our risk management activities.  These derivative instruments may include interest rate caps, interest rate swaps, total return swaps, swaptions, futures, options or other available instruments.

In addition to leverage, we may obtain additional capital through the issuance of Series A Preferred Units, other Partnership securities which may be issued in, among other things, one or more additional series of preferred units, and/or BUCs. We may issue additional Series A Preferred Units or other additional series of preferred equity in private placements or public offerings which are registered with the Securities and Exchange Commission (“SEC”). With respect to the BUCs, in December 2019, the Partnership’s Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the SEC under which the Partnership may offer up to $225.0 million of BUCs for sale from time to time. The Registration Statement will expire in December 2022.

Reportable Segments

As of December 31, 2020, we had four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Public Housing Capital Fund Trusts, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  In January 2020, we sold our PHC Certificates to an unrelated party and settled all related debt financing obligations.  As a result, the Public Housing Capital Fund Trusts segment has no activity after January 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report for further explanation of our segments.

Competition

We compete with private investors, lending institutions, trust funds, investment partnerships, Freddie Mac, Fannie Mae and other entities with objectives similar to ours for the acquisition of MRBs, GILs and other investments. These competitors often have greater access to capital and can originate investments with interest rates and terms that are below our return requirements. This competition may reduce the availability of investments to the Partnership for acquisition and reduce the interest rate that issuers pay on our future investments.

Through our investments in MRBs and GILs secured by Residential Properties, an MRB secured by a commercial property, MF Properties, and unconsolidated entities, we may be in competition with other real estate investments in the same geographic areas. Multifamily residential properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the multifamily residential properties underlying our investments must offer quality apartments at competitive rental rates. To maintain occupancy rates and attract quality tenants, the Residential Properties, MF Properties and properties owned by unconsolidated entities may offer rental concessions, such as free rent to new tenants for a stated period. These Residential Properties, MF Properties and properties owned by unconsolidated entities also compete by offering quality apartments in attractive locations and provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Recent Developments

On February 5, 2021, the Board of Managers of Greystone Manger appointed Kenneth C. Rogozinski to serve as the Partnership’s Chief Executive Officer, effective February 10, 2021. Mr. Rogozinski had been serving as the Partnership’s interim Chief Executive Officer since January 1, 2021.

Recent Investment Activities

The following table presents information regarding the investment activities of the Partnership for the years ended December 31, 2020 and 2019:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2020
Governmental issuer loan advances	2	$2,779	N/A	N/A	7
Investments in unconsolidated entities	3	6,717	N/A	N/A	10
Property loan advance	1	100	N/A	N/A	11

For the Three Months Ended September 30, 2020
Mortgage revenue bond acquisition	1	$2,024	N/A	N/A	6
Mortgage revenue bond redemption	1	6,480	N/A	N/A	6
Governmental issuer loan advances	2	22,085	N/A	N/A	7
Investment in an unconsolidated entity	1	6,379	N/A	N/A	10
Property loan advances	3	4,066	N/A	N/A	11

For the Three Months Ended June 30, 2020
Mortgage revenue bond acquisitions	2	$7,475	N/A	N/A	6
Governmental issuer loan advance	1	40,000	N/A	N/A	7
Investment in an unconsolidated entity	1	893	N/A	N/A	10
Return of investment in unconsolidated entity upon sale	1	7,762	N/A	N/A	10
Property loan advance	1	1,668	N/A	N/A	11

For the Three Months Ended March 31, 2020
Mortgage revenue bond redemption	1	$3,103	N/A	N/A	6
PHC Certificates sold	3	43,349	$34,809	N/A	8, 16
Investments in unconsolidated entities	3	10,270	N/A	N/A	10

For the Three Months Ended December 31, 2019
Investments in unconsolidated entities	2	$6,971	N/A	N/A	10
Return of investment in unconsolidated entity upon sale	1	7,360	N/A	N/A	10

For the Three Months Ended September 30, 2019
Investment in an unconsolidated entity	1	$1,018	N/A	N/A	10
Return of investment in unconsolidated entity upon sale	1	9,714	N/A	$1,265	10
Property loan advance	1	406	N/A	N/A	11

For the Three Months Ended June 30, 2019
Mortgage revenue bond acquisitions	2	$13,200	N/A	N/A	6
Mortgage revenue bond redemption	1	6,228	N/A	N/A	6
Mortgage revenue bonds restructured	3	13,960	N/A	N/A	6
Investments in unconsolidated entities	3	10,692	N/A	N/A	10

For the Three Months Ended March 31, 2019
Mortgage revenue bond acquisitions	2	$6,050	N/A	N/A	6
Mortgage revenue bond redemption	1	5,574	N/A	N/A	6
Investments in unconsolidated entities	3	6,594	N/A	N/A	10
Property loan redemption	1	8,368	N/A	$753	11

(1)	See “Cash Available for Distribution” in Item 7 of this Report.

Recent Financing Activities

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the years ended December 31, 2020 and 2019, exclusive of retired debt amounts listed in the recent investment activities table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2020
Net repayment on unsecured LOCs	1	4,368	No	N/A	15
Proceeds from TOB Financings with Mizuho	2	$8,207	Yes	N/A	16

For the Three Months Ended September 30, 2020
Net repayment on unsecured LOCs	1	$6,852	No	N/A	15
Extension of TOB Financings with Mizuho	10	-	Yes	N/A	16
Proceeds from new TOB Financings with Mizuho	5	82,345	Yes	N/A	16
Repayment of TOB Financings with Mizuho	3	55,867	Yes	N/A	16
Proceeds from new Secured Financings with Mizuho	1	103,500	Yes	N/A	16
Total return swaps executed	2	-	N/A	N/A	18

For the Three Months Ended June 30, 2020
Net borrowing on unsecured LOCs	1	$6,155	No	N/A	15
Proceeds from new TOB Financings with Mizuho	6	91,386	Yes	N/A	16
Repayment of Term TOB & Term A/B Financings with Deutsche Bank	6	51,714	Yes	N/A	16

For the Three Months Ended March 31, 2020
Net repayment on unsecured LOCs	1	$660	No	N/A	15
Refinancing of The 50/50 Mortgage and TIF loans	2	-	Yes	N/A	17

For the Three Months Ended December 31, 2019
No significant financing transactions	N/A	N/A	N/A	N/A	N/A

For the Three Months Ended September 30, 2019
Net repayment on unsecured LOCs	1	$10,000	No	N/A	15
Refinancing of M24 TEBS Financing	1	-	Yes	N/A	16
Refinancing of M33 TEBS Financing and Premium Proceeds	1	435	Yes	N/A	16
Proceeds from new TOB Financings with Mizuho	8	104,056	Yes	N/A	16
Repayment of TOB Financings with Deutsche Bank	3	34,185	Yes	N/A	16
Repayment of Term TOB Financing with Deutsche Bank	1	37,553	Yes	N/A	16
Repayment of Term A/B Financings with Deutsche Bank	2	10,516	Yes	N/A	16
Derivative financial instruments purchased	1	30	N/A	4.5%	18

For the Three Months Ended June 30, 2019
Net repayments on unsecured LOCs	2	$12,459	No	N/A	15
Proceeds from new Term TOB Financings with Morgan Stanley	1	13,167	Yes	N/A	16

For the Three Months Ended March 31, 2019
Proceeds from new Term A/B Financings with Deutsche Bank	2	$5,264	Yes	N/A	16

(1)	See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Report.

Regulatory Matters

We conduct our operations in reliance on an exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In this regard, we believe that we and our wholly owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is engaged, nor proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. For these purposes, “investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.  In addition, we and our wholly owned subsidiaries operate our business under an exclusion from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act.  Under Section 3(c)(5)(C), as interpreted by the SEC staff, a company is required to invest at least 55% of its assets in mortgages and other liens on and interests in real estate, and other real estate-related interests, which are deemed to be “qualifying interests,” and at least 80% of its assets in qualifying interests plus a broader category of “real estate-related assets” in order to qualify for this exception.  We monitor our compliance with the foregoing provisions and the holdings of our subsidiaries to ensure that we and each of our subsidiaries are in compliance with an applicable exemption or exclusion from registration as an investment company under the Investment Company Act.

Environmental Matters

We believe each of the MF Properties, the Residential Properties associated with our MRBs and GILs, the commercial property associated with an MRB, and properties owned by unconsolidated entities comply, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters. We are not aware of any environmental contamination at any of these properties that would require any material capital expenditure by the underlying properties, and therefore the Partnership, for the remediation thereof.

Management

We are managed by our General Partner, AFCA 2, which is controlled by its general partner, Greystone Manager. The members of the Board of Managers of Greystone Manager act as the managers (and effectively as the directors) of the Partnership. In addition, certain employees of Greystone Manager act as executive officers of the Partnership. Certain services are provided to the Partnership by employees of Greystone Manager and the Partnership reimburses Greystone Manager for its allocated share of their salaries and benefits. The Partnership’s initial limited partner, which has the obligation to perform certain actions on behalf of the BUC holders under the Partnership Agreement, is Greystone ILP, Inc., a Delaware corporation.

AFCA 2 is entitled to an administrative fee equal to 0.45% per annum of the average outstanding principal balance of any MRBs, GILs, tax-exempt investments or other investments for which an unaffiliated party is not obligated to pay. When the administrative fee is payable by a property owner, it is subordinated to the payment of all interest due to the Partnership for the MRB on that property. Our Partnership Agreement provides that the administrative fee will be paid directly by us with respect to any investments for which the administrative fee is not payable by the property owner or a third party. In addition, our Partnership Agreement provides that we will pay the administrative fee to the General Partner with respect to any foreclosed MRBs.

AFCA 2 may also earn mortgage placement fees resulting from the identification and evaluation of additional investments that we acquire. Any fees related to the origination of financing facilities are paid by the property owner out of the gross proceeds of the financing. The fees, if any, will be subject to negotiation between AFCA 2 and such property owners.

Human Capital Resources

As of December 31, 2020, the Partnership had no employees. Approximately 12 employees of Greystone Manager are responsible for the Partnership’s operations, inclusive of the Partnership’s Chief Executive Officer and Chief Financial Officer. Such employees are subject to the policies and compensation practices of Greystone.

Greystone has implemented evaluation and compensation policies designed to attract, retain, and motivate employees that provide services to the Partnership to achieve superior results. Such policies are designed to balance both short-term and long-term performance of the Partnership. Annual incentive compensation is based on defined performance metrics and certain employees earn discretionary bonuses based upon various quantitative and qualitative metrics. Employees providing services to the Partnership are eligible for awards under the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (the “Plan”), which is designed to provide incentive compensation awards that encourage superior performance.  The Plan is also intended to attract and retain the services of individuals who are essential for the Partnership’s growth and profitability and to encourage those individuals to devote their best efforts to advancing the Partnership’s business.

Greystone provides formal and informal training programs to enhance the skills of employees providing services to the Partnership and to instill Greystone corporate policies. The Partnership also reimburses the cost of formal training for those programs that are directly related to the tasks and responsibilities of the employees related to operations of the Partnership.

Greystone Manager is responsible for filling open positions as it relates to the Partnership and considers both internal and external candidates. Greystone Manager may contract with third party search firms to identify candidates for open positions as needed.

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

We hold interests in The 50/50 MF Property and certain property loans through a wholly owned subsidiary that is a “C” corporation for income tax purposes. The subsidiary files separate federal and state income tax returns and is subject to federal and state income taxes.

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

All financial information in this Annual Report on Form 10-K is presented on the basis of Accounting Principles Generally Accepted in the United States of America, with the exception of identified Non-GAAP information disclosed in Item 7 of this Report.

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

The Partnership’s general partner is owned entirely by affiliates of Greystone. The Partnership’s general partner manages our investments, performs administrative services for us and earns administrative fees that are paid by either the borrowers related to our MRBs, GILs or by us. The Partnership may enter into various arrangements for services provided by entities controlled by or affiliates of Greystone. Our arrangements with Greystone and its affiliates are considered related party transactions. By their nature, related party transactions may not be considered to have been negotiated at arm’s length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Greystone or its affiliates. See Note 23 of the Partnership’s consolidated financial statements for additional details.

Our MRBs, GILs, property loans and investments in unconsolidated entities are illiquid assets and their values may decrease.

Our MRBs, GILs, property loans and investments in unconsolidated entities are relatively illiquid, and there is no existing trading market for them. There are no market makers, price quotations, or other indications of a developed trading market for these investments. In addition, no rating has been issued on any of the existing MRBs or GILs and we do not expect to obtain ratings on MRBs or GILs which we may acquire in the future. Accordingly, any buyer of these MRBs or GILs would need to perform its own due diligence prior to a purchase. The Partnership’s ability to sell its MRBs, GILs, property loans and investments in unconsolidated entities and the price it may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and by other market conditions. Such a sale could result in a loss to the Partnership.

The receipt of contractual interest and principal payments on our MRBs, GILs and property loans related to our GILs will be affected by the economic results of the underlying Residential Properties and a commercial property.

Our MRBs require the borrower to make regular principal and interest payments during the contractual term. Although our MRBs are issued by state or local housing authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each of these MRBs is backed by a non-recourse loan made to the owner of the underlying Residential Properties and commercial property. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to make regular principal and interest on the MRB is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property (except in cases where a property owner has provided a limited guarantee of certain payments). This makes our investments in these MRBs subject to risks usually associated with direct investments in multifamily real estate. If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our MRB, a default may occur. Net cash flow and net sale proceeds from a property are applied only to debt service payments of the MRB secured by that property and are not available to satisfy debt service obligations on other MRBs that we hold. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of interest that we earn on our MRBs, and whether or not we will receive the entire principal balance of the MRBs as and when due, will depend to a large degree on the economic results of the underlying Residential Properties.

Our GILs and related property loans require regular interest payments during the contractual term. Although our GILs are issued by state or local housing authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each of these GILs is backed by a non-recourse loan made to the owner of the underlying multifamily residential property. In addition, the property loans related to Residential Properties that secure our GILs are on parity with the related GILs and share a first mortgage lien position on all real and personal property associated with the underlying property. Contractual interest payments during the contractual term are initially payable using capitalized interest in the development budget. However, once the capitalized interest has been exhausted for each property, interest is payable from net operating cash flows of the underlying Residential Properties which is dependent to a large degree on the economic results of the underlying properties.

The net cash flow from the operation of a property may be affected by many things, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other similar multifamily or student residential properties, mortgage rates for single-family housing, and general and local economic conditions. In most of the markets in which the Residential Properties financed by our MRBs and GILs are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants. Low mortgage interest rates and federal tax deductions for interest and real estate taxes make single-family housing more accessible to persons who may otherwise rent apartments.

The rent restrictions and occupant income limitations imposed on Residential Properties financed by our MRBs and GILs may limit the revenues of such properties.

All Residential Properties securing our MRBs and GILs are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal rent subsidies are not generally available on these properties, tenant rents are limited in the LIHTC properties to 30% of the related tenant income for a designated portion of the property. As a result, these restricted rents in combination with rents on market rate units may not be sufficient to cover all operating costs of the property and debt service on the applicable MRB or GIL.

There are many risks related to the lease-up of newly constructed or renovated Residential Properties that may affect the MRBs. GILs and related property loans issued to finance these properties.

We may acquire MRBs, GILs and property loans associated with our GILs that are intended to finance properties in various stages of construction or renovation. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk of default versus investments secured by mortgages on properties that are stabilized or fully leased-up. The underlying property may not achieve expected occupancy or debt service coverage levels. While we may require property developers to provide us with a guarantee covering operating deficits of the property during the lease-up phase, we may not be able to do so in all cases or such guarantees may not fully protect us in the event a property is not leased to an adequate level of economic occupancy as anticipated.

Changes in market interest rates pose various risks to our GILs.

Our GILs bear interest at variable rates based various market indices. Some GILs have interest floors which set a minimum interest rate such that if market interest rates fall below the floor rate, we will not experience further decline in interest received. However, in situations in which floor rates are not involved, decreases in market interest rates will cause a decrease in our interest income and will reduce our operating cash flows.

Furthermore, increases in market interest rates will increase the interest rate of our GILs and may increase the cost of construction of the underlying multifamily property. Each underlying property established capitalized interest reserves as part of the construction financing structure, but such reserves may be insufficient if the interest rate is significantly higher than anticipated and may cause cost overruns, which could negatively impact the property’s ability to make contractual debt service payments.

The repayment of principal of our MRBs, GILs, and property loans associated with our GILs is principally dependent upon proceeds from the sale or refinancing of the underlying properties.

The principal of most of our MRBs does not fully amortize by their stated maturity dates. This means that all or some of the balance of our MRBs will be repaid as a lump-sum “balloon” payment at the end of their term. The ability of the property owners to repay the MRBs with balloon payments is dependent upon their ability to sell the properties securing our MRBs or obtain adequate refinancing. The MRBs are not personal obligations of the property owners, and we rely solely on the value of the properties pledged to these MRBs for security. Accordingly, if an MRB goes into default, our only recourse is to foreclose on the underlying property. If the value of the underlying property securing the MRB is less than the outstanding principal balance plus accrued interest on the MRB, we will incur a loss.

Our GILs and related property loans only require interest payments during their contractual term and do not require the borrower to make principal payments. Accordingly, all principal will be repaid at the end of the term. The GILs are primarily repaid pursuant to a forward commitment from an affiliate to purchase each of the Partnership’s GILs once certain conditions are met, at a price equal to the outstanding principal plus accrued interest, and immediately sell the GILs to Freddie Mac pursuant to a financing commitment between the affiliate and Freddie Mac. The related property loans are primarily to be repaid from future equity contributions by investors and other forward financing commitments provided by various parties. In addition, affiliates of each borrower have guaranteed 100% of the payment of principal and accrued interest on the GILs and related property loans at origination, decreasing to 50% upon receipt of the certificate of occupancy, and decreasing to 25% upon achievement of 90% occupancy for 30 consecutive days.  We rely on the values of the properties securing these GILs and the guarantees provided by affiliates of the borrowers for security. Accordingly, if a GIL goes into default, our recourse is to foreclose on the underlying property and enforce the guarantee provisions against affiliates of the borrower. If the combined value of the underlying property securing the GIL is less than the outstanding principal balance plus accrued interest on the GIL and related property loan, and we are unable to recoup any shortfall through enforcement of guarantees against affiliates of the borrower, then we will incur a loss.

There are various risks associated with our investments in unconsolidated entities.

Our investments in unconsolidated entities represent equity investments in limited liability companies created to develop, construct and operate multifamily properties. We are entitled to certain distributions under the terms of the investees’ governing documents based on the availability of cash to pay such distributions. The only sources of cash flows for such distributions are either the net cash flows from the operation of the property, the cash proceeds from a sale of the property, or through permanent financing in the form of an MRB or other permanent financing. The net cash flow from the operation of a property may be affected by many factors, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily properties and general and local economic conditions. Sale proceeds are primarily dependent, among other things, on the value of a property to a prospective buyer at the time of its sale. If there are no net cash flows from operations or insufficient proceeds from a sale or a refinancing event, we are unlikely to receive distributions from our investments and we may be unable to recover our investments in these entities.

There are many risks related to the construction of Residential Properties that may affect the MRBs and GILs issued to finance these properties and the multifamily properties that underlie our equity investments in unconsolidated entities.

We may invest in MRBs and GILs secured by Residential Properties, and we make equity investments in limited liability companies created to develop, construct and operate multifamily properties. Construction of such properties generally takes approximately twelve to eighteen months. The principal risk associated with these investment activities is that construction of the underlying properties may be substantially delayed or never completed. This may occur for many reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers or other parties, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases, or such guarantees or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.

If a property is not completed on time or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the MRB or GIL financing such property or otherwise result in a default under the mortgage loan that secures our MRB on the property. In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our MRB or GIL. We may suffer a loss of capital as a result. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable property loan. Any return on this additional investment would be taxable. Also, if we foreclose on a property, we will no longer receive interest on the MRB or GIL issued to finance the property. The overall return to us from our investment in this circumstance is likely to be less than if the construction had been completed on time or within budget.

As it relates to our equity investments, if a property is not completed or costs more to complete than anticipated, it may cause us to receive a lower distribution than expected. Furthermore, we may be prevented from receiving a return on our investments or recovering our initial investment, which would likely adversely affect our results of operations.

An increase in interest rates may make it difficult for us to finance or refinance our debt obligations and could reduce the number of investments we can acquire as well as cash flow from operations.

If debt is unavailable at acceptable rates, we may not be able to finance the purchase of additional investments. If we have financed the acquisition of our investments, we may be unable to refinance the debt at maturity or may be unable to refinance at acceptable terms. If we refinance our debt at higher rates of interest, interest expense will increase and our cash flows from operations will be reduced.

Our variable-rate debt financing and the market value of assets may be adversely impacted by increasing interest rates.

We have financed the acquisition of certain assets using variable-rate debt financing. The interest that we pay on these financings fluctuates with specific interest rate indices. The majority of our investments earn income at fixed rates and the amount of interest we earn on these investments will not change with general movements in market-based interest rates. Accordingly, an increase in the applicable interest rate index used for our variable rate debt financing will cause an increase in our interest expense and will reduce our operating cash flows. We may use derivatives designed to mitigate some but not all the exposure we may have to the negative impact of rising interest rates.

An increase in interest rates could also cause a decrease in the market value of assets owned by the Partnership. A decrease in the market value of assets owned by the Partnership could decrease the amount realized on the sale of our investments and would thereby decrease the amount of our cash flows. During periods of low prevailing interest rates, the interest rates we earn on new interest-bearing assets we acquire may be lower than the interest rates on our existing portfolio of interest-bearing assets.

Conditions in the low income housing tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRBs and other investments, each of which may have a material adverse effect on our results of operations and our business.

Conditions in the low income housing tax credit market due to changes in the U.S. corporate tax rates have previously had, and may in the future, have an adverse impact on our cost of borrowings and may also restrict our ability to invest in MRBs and other investments.  These conditions, as well as the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the low income housing tax credit markets has led many lenders and institutional investors to reduce, and in some cases, cease, providing funding to borrowers. Our access to debt and equity financing may be adversely affected. Changes in the U.S. tax rates, and the resulting impacts to the low income housing tax credit market, may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire MRBs and other investments and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

There are various risks associated with our commitments to fund investments on a draw-down or forward basis.

We may commit to advance funds for our investments in MRBs, taxable MRBs, GILs, investments in unconsolidated entities and property loans on a draw-down basis during construction. We may also forward commit to purchase MRBs at a future date, contingent upon stabilization of a to-be-constructed affordable multifamily property. Our total outstanding investment commitments were approximately $154.5 million as of December 31, 2020. We manage our debt financing arrangements and liquidity sources to maintain the financial capacity to fund our investment commitments over time. However, if our traditional liquidity sources are insufficient to fund our investment commitments, we will need to obtain funds by other methods, including, but not limited to, alternative financing arrangements or sales of assets in order to meet our investment commitments. This could negatively impact our results of operations through higher costs or lower investment returns.

If we acquire ownership of Residential Properties associated with our MRBs or GILs, we will be subject to all the risks normally associated with the ownership of multifamily real estate.

We may acquire ownership of Residential Properties financed by MRBs or GILs held by us in the event of a default. We will be subject to all the risks normally associated with the operation of multifamily real estate including declines in property values, occupancy and rental rates, increases in operating expenses, and the ability to refinance if needed. We may also be subject to government regulations, natural disasters, and environmental issues, any of which could have an adverse effect on our financial results, property cash flows and our ability to sell a property.

Geographic concentration of Residential Properties securing our MRBs and investments in unconsolidated entities are concentrated in certain states.

The Residential Properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations in Texas, California, and South Carolina. Such concentrations expose us to potentially negative effects of local or regional economic downturns, which could prevent us from collecting principal and interest on our MRBs.

Seven of our 12 investments in unconsolidated entities as of December 31, 2020 are related to multifamily properties in Texas. Such concentration exposes us to potentially negative effects of local or regional economic downturns, which could prevent us from realizing returns on our investments and recovery of our investment capital.

There is a risk that a third-party developer that has provided guarantees of our returns on investments in unconsolidated entities may not perform on the guarantees.

A third party guarantor has provided a guarantee of returns on each of our investments in unconsolidated entities for a period of time ranging from the second anniversary of construction completion to five years from the initial investment date. The guarantees are up to a maximum amount for each investment. If the underlying multifamily properties do not generate sufficient cash proceeds, either through net cash flows from operations or upon a sale event or through the permanent financing in the form of an MRB, then we are entitled to enforce the guarantee against the guarantor. If the guarantor is unable to perform on the guarantee, we may be prevented from realizing the returns earned on our investments in unconsolidated entities during the guarantee period, which may result in the recognition of losses.

There are risks associated with the financial performance of our investments in MF Properties.

The financial performance of our investments in MF Properties depends on the rental and occupancy rates of the properties and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, and the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of the properties. We may be in competition with other residential rental properties located in the same geographic areas as the properties financed with our MRBs and GILs.

There are additional risks when we make property loans to Residential Properties associated with our MRBs.

The property loans that we make to owners of the Residential Properties that secure MRBs held by us are recourse obligations of the property owner. As a result, the primary source of principal and interest payments on these property loans is the net cash flow generated by these properties or the net proceeds from the sale or refinancing of these properties. The net cash flow from the operation of a property may be impacted by many factors as previously discussed. In addition, any payment of principal and interest is subordinate to payment of all principal and interest (including contingent interest) on the MRB secured by the property. As a result, there is a greater risk of default on a property loan than on the associated MRB. If a property is unable pay current debt service obligations on its property loan, a default may occur. Property loans are not secured by the underlying properties and we do not expect to pursue foreclosure or other remedies against a property upon default of a property loan if the property is not in default on its MRB financing.

Certain Residential Properties funded by our MRBs and GILs, as well as certain MF Properties and investments in unconsolidated entities, are not completely insured against damages from hurricanes and other major storms.

If a property underlying an investment was to be damaged by a hurricane or a major storm, the amount of uninsured losses could be significant, and the property owner may not have the resources to fully rebuild the property. In addition, the damage to a property may result in all or a portion of the rental units not being rentable for a period of time. If a property owner does not carry rental interruption insurance, the loss of rental income would reduce the cash flow available to pay principal and interest on MRBs and GILs collateralized by these Residential Properties. In addition, the property owner could also lose their LIHTCs if the property was not repaired. A loss of rental income would also reduce the ability of our MF Properties and investments in unconsolidated entities to pay us distributions.

The properties securing our MRBs, GILs, MF Properties and investments in unconsolidated entities may be subject to liability for environmental contamination which could increase the risk of default or loss on our investment.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator of real property knew of, or was responsible for, the release of such hazardous substances. We cannot assure you that the properties that secure our MRBs, GILs, MF Properties and investments in unconsolidated entities will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the MRB or GIL secured by the property or otherwise result in a loss of our investment in the property.

The effects of the outbreak and continued spread of the novel coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, may adversely affect our business activities, financial condition and results of operations.

Our business is dependent in large part on the willingness and ability of real estate developers to construct and operate the multifamily, residential, and commercial properties underlying the MRBs, GILs and other investments in the Partnership’s portfolio. The spread of a highly infectious or contagious disease, such as COVID-19, may cause severe disruptions in the U.S. economy, which may in turn disrupt the business, activities, and operations of our underlying investments, as well as our business and operations.

Since the first quarter of 2020, the COVID-19 pandemic has caused significant disruption in the financial and credit markets both globally and in the United States. The spread of COVID-19 has resulted in widespread elevated levels of unemployment in many regions of the U.S. and has caused financial hardship for tenants of multifamily real estate properties, which in many cases has caused a decrease in rent collections.  While economic activity in the U.S. is in the midst of a recovery since the initial outbreak of COVID-19, economic uncertainties resulting from recent events and government policies persist and are likely to continue for the foreseeable future.  An outbreak of another highly infectious or contagious disease may have similar adverse effects. The U.S. government has instituted and may continue to institute various relief measures intended to provide economic assistance to businesses and individuals, but it is uncertain if such relief measures will be sufficient for the tenants of multifamily real estate properties to avoid defaulting on their rent obligations, which would result in lower rent collections by project owners. In addition, many state and local governments have issued and may continue to issue regulations preventing the eviction of tenants for a period of time, which limits the ability of multifamily properties to replace non-paying tenants, which may further negatively impact rent collections. Lower rent collections will negatively impact the ability of the Residential Properties securing our MRBs to meet debt service obligations, which may cause MRBs to default or require us to provide supplemental property loans to avoid defaults. In such cases, our returns may be negatively impacted. In addition, defaults of MRBs, GILs and property loans in securitized trust financing arrangements may trigger requirements for us to post collateral to support the trusts or may cause a covenant default under our financing programs such that we may be required to collapse the financing arrangements or sell the underlying MRBs and cover any shortfall in proceeds. In March 2020, we were required to post additional collateral for a short period of time related to the TOB Trust financings due to fluctuations in MRB market prices and the impact to the value of posted collateral. Similar fluctuations in the future may require us to post additional collateral, which may adversely impact our liquidity position. Lower rent collections at our MF Properties will decrease the net cash flows available to the Partnership for operations and additional investments. Lower rent collections at properties associated with our investments in unconsolidated entities will decrease the distributions received on our investments and negatively impact our returns. If COVID-19, or an outbreak of another infectious or contagious disease, causes prolonged disruptions in the general economy, overall occupancy rates and rental rates may decrease at multifamily properties and further negatively impact net cash flows. The outbreak of an infectious or contagious disease may cause colleges and universities to limit or suspend on-campus, in-person classes, which may negatively impact occupancy, rental rates and net cash flows at student properties, specifically our MF Properties and the Live 929 Apartments MRB property.

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

COVID-19, or another highly infectious or contagious disease, may negatively impact our cash flows, financial position and results of operations to such an extent that the General Partner of the Partnership may determine to reduce distributions to the holders of our Series A Preferred Units and BUCs. Although we maintain contingency plans, a spread of COVID-19, or an outbreak of another infectious or contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities.  Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us.

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

Risks Related to Debt Financings and Derivative Instruments

There are risks associated with debt financing programs that involve securitization of our MRBs, GILs and property loans.

We obtain debt financing through various securitization programs related to our MRBs, GILs and certain property loans. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors while we retain the residual interest. The trust administrator receives all the principal and interest payments from the underlying assets and distributes proceeds to holders of the various security interests. The senior securities are paid contractual principal and interest at a variable or fixed rate, depending on the terms of the security. As the holder of the residual interest, we are entitled to any remaining principal and interest after payment of all trust-related fees (i.e. trustee fees, remarketing agent fees, liquidity provider fees, credit enhancement fees, etc.). Specific risks generally associated with these asset securitization programs include the following:

Changes in interest rates can adversely affect the cost of the asset securitization financing.

The interest rates payable on certain senior securities are variable. The senior securities associated with our M33 TEBS and TOB Trust securitizations have variable interest rates that are reset on a weekly basis. The interest rate on the senior securities is determined by the respective remarketing agents based on the rate third party purchasers are willing to receive to purchase the senior securities at par. Changes in such rates are generally, though not always, consistent with movements in market interest rate indices. In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may be required in order to successfully remarket these securities. Any increase in the interest rate payable on the senior securities will result in more of the underlying interest being used to pay interest on the senior securities and, after payment of all trust-related fees, leaving less interest available to us. Higher short-term interest rates will reduce, and could even eliminate, our return on residual interests in this type of financing.

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

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for many different reasons relating to issues with the assets or issues with the trust itself. Issues with the assets that could cause the trust to collapse include non-payment of debt service or other defaults or a determination that the interest on the assets is taxable. Issues with a trust include a downgrade in the investment rating of the senior securities that it has issued due to a ratings downgrade of the trust credit enhancer, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain credit or liquidity support for the trust. In each of these cases, the trust will be collapsed and the underlying assets held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities plus accrued interest and all trust expenses then we will be required, through our guarantee of the trusts, to fund any such shortfall. The Partnership, as holder of the residual interest in the trust, may lose our investment in the residual interest and realize additional losses to fully repay senior trust obligations.

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

We may be required to post additional collateral if the securitized assets experience a decline in value.

The Partnership may be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho. The amount of collateral posting required is dependent on the valuation of the underlying MRBs, GILs and property loans in relation to thresholds set by Mizuho on each business day. The Partnership’s net exposure, as calculated by Mizuho, was a positive position of approximately $15.6 million as of December 31, 2020. If the value of the Partnership’s positions with Mizuho, having an aggregate principal of approximately $223.1 million, decreases by over $15.6 million then the Partnership will be required to post cash collateral for the net negative exposure.

We are subject to various risks associated with our derivative agreements.

We purchase derivative instruments to either (i) mitigate some, but not all, of our exposure to rising interest rates, or (ii) reduce the net interest cost related to our Secured Notes. There is no assurance these instruments will fully insulate us from any adverse financial consequences resulting from rising interest rates. In addition, our risks from derivative instruments include the following:

•	The costs to purchase our derivative instruments may not be recovered over the term of the derivative.
•	The counterparty may be unable to perform its obligations to us under the instrument.
•	If a liquid secondary market does not exist for these instruments, we may be required to maintain a derivative position until exercise or expiration, which could result in losses to us.
•

There may be a lack of available counterparties with acceptable credit profiles that are willing to originate derivative instruments for interest rate indices that match our variable interest rate exposure, such as the SIFMA rate. In such instances, we may enter into derivative instruments related to different interest rate indices that we believe correlate closely with our variable interest rate exposure. However, we cannot be certain that such close correlation will be realized.

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

The amount of the cash per BUC distributed by the Partnership may increase or decrease at the determination of the Partnership’s general partner based on its assessment of the amount of cash available to us for this purpose, as well as other factors it deems to be relevant. We may supplement our cash available for distribution with unrestricted cash. If we are unable to generate sufficient cash from operations, we may need to reduce the level of cash distributions per BUC from current levels. In addition, there is no assurance that we will be able to maintain our current level of annual cash distributions per BUC even if we complete our current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our BUCs.

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

We may be required to redeem Series A Preferred Units in the future.

Under the terms of the Series A Preferred Units, upon the sixth anniversary of the closing of the sale of Series A Preferred Units to an investor, and upon each anniversary thereafter, each holder of Series A Preferred Units will have the right, but not the obligation, to cause the Partnership to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions thereon to the date of redemption. The sixth anniversary of our initial issuance of Series A Preferred Units is in March 2022. Holders must provide written notice to the General Partner of their intent to redeem at least 180 days prior to the redemption date. If such redemptions occur, we will be required to fund redemption proceeds using, including, but not limited to, our unsecured line of credit, cash on hand, alternative financing, or the sale of assets. Such actions may limit our ability to make additional investments with accretive returns and may negatively impact our results of operations through higher costs or lower investment returns.

The assets held by the Partnership may not be considered qualified investments under the Community Reinvestment Act (“CRA”) by the bank regulatory authorities.

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

Income from our property loans, MF Properties, investments in unconsolidated entities and taxable MRBs and related gains or losses on sale are subject to federal and state income taxes. Furthermore, income and gains generated by assets within our wholly owned subsidiary (the “Greens Hold Co”) and its subsidiaries are subject to federal, state and local income taxes as the Greens Hold Co is a “C” corporation for income tax purposes.

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

Unitholders may incur tax liability if any of the interest on our MRBs or GILs is determined to be taxable.

In each MRB and GIL transaction, the governmental issuer, as well as the underlying borrower, has covenanted and agreed to comply with all applicable legal and regulatory requirements necessary to establish and maintain the tax-exempt status of interest earned on the MRBs and GILs. Failure to comply with such requirements may cause interest on the related investment to be includable in gross income for federal income tax purposes retroactive to the date of issuance, regardless of when such noncompliance occurs. Should the interest income on an MRB or GIL be deemed to be taxable, the governing documents include a variety of rights and remedies that we have concluded would help mitigate the economic impact of taxation of the interest income on the affected MRBs or GILs. Under such circumstances, we would enforce all such rights and remedies as set forth in the related governing documents as well as any other rights and remedies available under applicable law. In addition, in the event the tax-exemption of interest income on any MRB or GIL is challenged by the IRS, we would participate in the tax and legal proceedings to contest any such challenge and would, under appropriate circumstances, appeal any adverse final determinations. The loss of tax-exemption for any individual MRB or GIL would not, in and of itself, result in the loss of tax-exemption for any unrelated MRBs or GILs. However, the loss of such tax-exemption could result in the distribution to our Unitholders of taxable income relating to such MRBs and GILs.

In addition, we have, and may in the future, obtain debt financing through asset securitization programs in which we place MRBs and GILs into trusts and are entitled to a share of the interest received by the trust on these bonds after the payment of interest on senior securities and related expenses issued by the trust. It is possible that the characterization of our residual interest in such a securitization trust could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

If we are determined to be an association taxable as a corporation, it will have adverse economic consequences for us and our Unitholders.

We have determined to be treated as a partnership for federal income tax purposes. The purpose of this determination is to eliminate federal and state income tax liability for us and allow us to pass through our interest income on our MRBs and GILs, which we expect and believe to be tax-exempt, to our Unitholders so that they are not subject to federal income tax on this income. If our treatment as a partnership for tax purposes is successfully challenged, we would be classified as an association taxable as a corporation. This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by us to Unitholders being treated as taxable dividend income to the extent of our earnings and profits. The payment of these dividends would not be deductible by us. The listing of our BUCs for trading on the NASDAQ causes us to be treated as a “publicly traded partnership” under Section 7704 of the IRC. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held to produce interest or dividends, and certain other items. We expect and believe that substantially all our gross income will continue to be tax-exempt interest income on our MRBs and GILs, but there can be no assurance that will be the case. While we believe that all interest income is qualifying income, it is possible that some or all our income could be determined not to be qualifying income. In such a case, if more than ten percent of our annual gross income in any year is not qualifying income, we will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

Risks Related to Governmental and Regulatory Matters

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

The problems faced by Fannie Mae and Freddie Mac commencing in 2008 resulting in them being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued

role of the U.S. Government in providing liquidity and credit enhancement for mortgage loans, including single family and multifamily mortgages. As a result, the future roles of Fannie Mae and Freddie Mac may be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guarantee obligations could have broad adverse implications for the market and our business, operations, and financial condition. If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), our ability to utilize TEBS Financings facilities would be materially and adversely impacted.

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

The replacement of the London Interbank Bank Offering Rate (“LIBOR”) with an alternative reference rate may adversely affect our results of operations and financial condition.

The United Kingdom's Financial Conduct Authority (“FCA”) has announced that it will phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our investments with terms that reference to LIBOR rates included one MRB, one taxable MRB and three property loans as of December 31, 2020. The Partnership generally controls the determination of alternative reference rates for such investments. Regarding our liabilities, our two unsecured lines of credit, Secured Notes, and total return swaps reference LIBOR rates as of December 31, 2020. In addition, three of our investments in unconsolidated entities have construction loan obligations that reference LIBOR rates as of December 31, 2020.   If LIBOR ceases to exist, we and unconsolidated entities in which we are invested will need to amend these agreements referencing LIBOR rates based on the terms of each agreement or protocols issued by the International Swaps and Derivatives Association.

The phasing out of LIBOR could impact short-term market rates in general which could potentially increase the cost of our debt financing arrangements. The transition to an alternative rate will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in, among other things, financial market disruptions,

General Risk Factors

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

Each of the Partnership’s MRBs and GILs are collateralized by multifamily residential properties or commercial property. The Partnership may have property loans that are also collateralized by these properties but does not hold title or any other interest in the properties.

As of December 31, 2020, the Partnership owned the Suites on Paseo and The 50/50 MF Properties and certain land held for development. The Partnership’s Real Estate Assets are reported within the MF Properties segment and are summarized as follows:

Real Estate Assets as of December 31, 2020
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,375,298	$42,574,566
The 50/50 MF Property	Lincoln, NE	475	-	32,940,854	32,940,854
Land held for development		(1)	1,675,997	-	1,675,997
					$77,191,417
Less accumulated depreciation					(18,150,215)
Total real estate assets					$59,041,202

(1)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Item 3.  Legal Proceedings.

The Partnership is periodically involved in ordinary and routine litigation incidental to its business. In our judgment, there are no material pending legal proceedings to which the Partnership is a party or to which any of the properties which collateralize the Partnership’s MRBs, GILs or investments in unconsolidated entities are subject, in which a resolution is expected to have a material adverse effect on the Partnership’s consolidated results of operations, cash flows, or financial condition.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Partnership’s BUCs trade on the NASDAQ Global Select Market under the trading symbol “ATAX.”

BUC Holder Information

As of December 31, 2020, we had 60,690,862 BUCs outstanding held by a total of approximately 12,700 holders of record.  In addition, the Partnership had outstanding unvested restricted unit awards (“RUA” or “RUAs”) for 132,812 BUCs held by 12 individuals as of December 31, 2020.

Distributions

Future distributions paid by the Partnership per BUC will be at the discretion of its General Partner and will be based upon financial, capital, and cash flow considerations. In addition, the holders of Series A Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the General Partner, out of funds legally available therefor, in accordance with the terms and in the amount set forth in the Partnership Agreement. Distributions to the BUCs rank junior to distributions to the Series A Preferred Units, and, therefore, such distributions may be limited under certain circumstances.  See Note 20 to the Partnership’s consolidated financial statements for a further description of the Series A Preferred Units. The Partnership currently expects to continue to pay distributions on its Series A Preferred Units and BUCs in the future.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2020:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	132,812	$-	1,854,235	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	132,812	$-	1,854,235

(1) Represents the BUCs which remain available for future issuance under the America First Multifamily Investors, L. P. 2015 Equity Incentive Plan

Unregistered Sale of Equity Securities

The Partnership did not sell any BUCs in 2020 or 2019 that were not registered under the Securities Act of 1933, as amended. There were no sales of unregistered Series A Preferred Units in 2020 or 2019.

The Partnership did not repurchase any outstanding BUCs during the fourth quarter of 2020.

Item 6.  Selected Financial Data.

Set forth below is selected consolidated financial data for the Partnership, its subsidiaries, and its consolidated variable interest entities (“VIEs”) as of and for the years ended December 31, 2020 through 2016.  Item 6 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and the Partnership’s consolidated financial statements and notes filed in Item 8 of this Report.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Summary Information:
Mortgage revenue bonds, at fair value	$25,963,841	$30,009,750	$86,894,562	$77,971,208	$90,016,872
Mortgage revenue bonds held in trust, at fair value	$768,468,644	$743,587,715	$645,258,873	$710,867,447	$590,194,179
Governmental issuer loans held in trust	$64,863,657	$-	$-	$-	$-
Public housing capital fund trusts, at fair value	$-	$43,349,357	$48,672,086	$49,641,588	$57,158,068
Real estate assets, net	$59,041,202	$61,559,963	$64,596,348	$76,692,192	$114,226,600
Investments in unconsolidated entities	$106,878,570	$86,981,864	$76,534,306	$39,608,927	$19,470,006
Total assets	$1,175,247,879	$1,029,168,508	$982,713,246	$1,069,767,999	$944,113,674
Total debt, net	$707,417,512	$576,199,667	$568,777,140	$643,868,521	$606,579,212
Redeemable Series A Preferred Units, net	$94,422,477	$94,386,427	$94,350,376	$94,314,326	$40,788,034

Consolidated Statements of Operations Summary Information:
Total revenues	$55,528,568	$62,318,013	$81,355,576	$70,381,545	$58,978,750
Total expenses	(49,655,773)	(47,921,672)	(48,092,660)	(51,452,851)	(44,316,480)
Gains and losses on sales	1,416,023	16,141,797	6,955,516	17,753,303	14,080,414
Income tax benefit (expense)	(79,990)	(45,987)	921,097	(6,019,146)	(4,959,000)
Net income	7,208,828	30,492,151	41,139,529	30,662,851	23,783,684
Less: net (loss) income attributable to noncontrolling interest	-	-	-	71,653	(823)
Partnership net income	7,208,828	30,492,151	41,139,529	30,591,198	23,784,507
Redeemable Series A Preferred Unit distribution and accretion	(2,871,051)	(2,871,051)	(2,871,050)	(1,982,538)	(583,407)
Net income available to Partners	4,337,777	27,621,100	38,268,479	28,608,660	23,201,100
Less: General Partnersʼ interest in net income	(32,666)	2,102,874	2,285,943	2,140,074	2,992,106
BUC holdersʼ interest in net income	$4,370,443	$25,518,226	$35,982,536	$26,468,586	$20,208,994
BUC holdersʼ interest in net income per BUC, basic and diluted	$0.07	$0.42	$0.60	$0.44	$0.34
Distributions declared, per BUC	$0.31	$0.50	$0.50	$0.50	$0.50
Weighted average number of BUCs outstanding, basic	60,606,989	60,551,775	60,028,120	59,895,229	60,182,264
Weighted average number of BUCs outstanding, diluted	60,606,989	60,551,775	60,028,120	59,895,229	60,182,264

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P., its consolidated subsidiaries, and consolidated VIEs as of December 31, 2020 and 2019.

Executive Summary

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We generally refer to affordable multifamily and residential properties associated with our MRBs and GILs as “Residential Properties.” We expect and believe the interest received on our MRBs and GILs is excludable from gross income for federal income tax purposes. We may also invest in other types of securities and investments that may or may not be secured by real estate to the extent allowed by the Partnership Agreement.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s consolidated financial statements for additional details.

As of December 31, 2020, we have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Public Housing Capital Fund Trusts, (3) MF Properties, and (4) Other Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 25 to the Partnership’s consolidated financial statements for additional details.

Effects of COVID-19

We continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business, including how it will impact our borrowers, business partners and tenants. While we have developed and implemented measures to monitor and mitigate the impact of COVID-19 to our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous factors that we are unable to reliably predict, including the duration and scope of the pandemic, general economic conditions during and after the pandemic, and governmental actions that have been taken, or may be taken in the future, in response to the pandemic. See the “Liquidity and Capital Resources” section in this Item 7 for information regarding our uses and potential sources of liquidity for the next twelve months.

Mortgage Revenue Bonds and Governmental Issuer Loans

Our MRBs and GILs are secured by affordable multifamily properties (referred to as Residential Properties) except for the Live 929 MRB, which is secured by a student housing property, and the Provision Center 2014-1 MRB, which is secured by a commercial property. The decline in U.S. economic activity as a result of the COVID-19 pandemic continues to negatively impact employment and earnings for tenants of affordable housing properties nationwide, such as the Residential Properties securing our MRB investments.

The property owners and property management service providers of our MRB Residential Properties provide regular updates on operations and rental collections. These parties have reported average rental collections within 30 days of billing of 92% in November 2020, 91% in December 2020, and 91% in January 2021. Such collection rates, plus the availability of reserves, have allowed all of the multifamily Residential Properties to be current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments.

Federal and state governments have instituted various relief measures intended to provide economic assistance to businesses and individuals impacted by COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. We believe such relief measures have allowed many tenants to stay current on their contractual rental payments. The long-term ability of the multifamily Residential Properties to stay current on contractual debt service payments may be dependent on various future developments that are uncertain, such as additional shutdowns in local markets, changes in unemployment rates, and continuing governmental relief programs. If the Residential Properties experience a significant increase in delinquent rents in future months, our Residential Properties may be unable to make contractual principal and interest payments on our MRBs, negatively impacting our cash flows and leading to potential forbearance requests or MRB defaults. MRB defaults may cause defaults on our debt financing arrangements, triggering either a termination and repayment of the related debt or a sale of the underlying MRB. We may choose to provide support to Residential Properties through supplemental property loans to prevent such MRB defaults. We are continually monitoring rent collections and financial results of the Residential Properties for signs of stress and will proactively work with Residential Properties that request forbearance on a case-by-case basis.

COVID-19 has had a more significant on Live 929 Apartments, our sole student housing MRB Residential Property. Live 929 Apartments is 69% occupied as of December 31, 2020, due to limited on campus, in person classes at nearby Johns Hopkins University. Prior to COVID-19, the Live 929 Apartments MRB was operating under a forbearance agreement related to certain debt covenants. Additional forbearance was granted in November 2020 which defers contractual MRB principal payments through December 2021. We are actively working with the borrower on opportunities to improve operations and improve cash flows available to pay debt service, though the COVID-19 pandemic is making such improvements difficult. Due to these factors, we recorded an impairment of the Live 929 Apartments MRB and a related property loan in the third and fourth quarters of 2020. The outstanding principal of the Partnership’s MRB was $39.5 million as of December 31, 2020.

Additionally, COVID-19 has negatively impacted the performance of the commercial property associated with the Provision Center 2014-1 MRB in the form of lower patient volume and revenues. These results, in conjunction with declines in the general creditworthiness of proton therapy centers in the United States, have resulted in the reduction of the financial performance and support of the property. The contractual interest payment due on the Provision Center 2014-1 MRB was not made as scheduled on November 1, 2020 due to the majority senior bondholder’s direction to the bond trustee not to draw on the debt service reserve fund, as provided for under the bond indenture. Shortly thereafter, the borrower of Provision Center 2014-1 MRB filed for bankruptcy protection. The outstanding principal balance of the Partnership’s MRB was $10.0 million as of December 31, 2020 and represents approximately 9% of the senior MRBs issued by the borrower. We are assessing forbearance and restructuring options with other senior bondholders.

Residential Properties associated with our GILs are currently under construction and have not yet commenced leasing operations. To date, these Residential Properties have not experienced any material supply chain disruptions for either construction materials or labor or incurred material construction cost overruns due to COVID-19. If such disruptions or cost overruns were to occur, such GILs could default, causing a default on our debt financing arrangements, triggering either a termination and repayment of the related debt or a sale of the underlying GIL.

Investments in unconsolidated entities

Our investments in unconsolidated entities are related to the development of market-rate multifamily properties. To date, projects under construction have not experienced any material supply chain disruptions for either construction materials or labor as a result of COVID-19, though such disruptions could occur in the future. In addition, we have noted no material construction cost overruns to date. Future increases in the spread of COVID-19 could require construction sites to close, causing potential construction delays. Leasing activity at properties with available units has faced challenges due to social distancing measures imposed as a result of COVID-19. However, properties with available units have generally experienced increasing occupancy though at a lower rate than before the COVID-19 pandemic. If such challenges persist, leasing could further decelerate, which will negatively impact our returns and cash flows from these investments and may cause impairment losses in future periods.

MF Properties

The MF Properties are adjacent to universities and serve primarily university students. The University of Nebraska-Lincoln, which is adjacent to The 50/50 MF Property, held on-campus, in person classes for the Fall 2020 semester and plans to do so for the Spring 2021 semester. The 50/50 MF Property was 89% occupied as of December 31, 2020, which is only slightly below prior periods, and there has been no significant increase in rental delinquencies. The 50/50 MF Property has generated sufficient operating cash flows to meet all mortgage payment and operational obligations through December 31, 2020. However, if the spread of COVID-19 causes a reduction or suspension of on-campus classes during either the Spring or Fall of 2021, we may experience declines in occupancy and collections.

San Diego State University, which is adjacent to the Suites on Paseo MF Property, has suspended on campus, in person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. Residence halls remain open but at a reduced capacity. As a result, occupancy at the Suites on Paseo was 68% as of December 31, 2020, which is significantly lower than prior periods. We have noted a slight increase in delinquencies at the Suites on Paseo compared to historical average delinquencies. There is currently no mortgage associated with the Suites on Paseo and the property’s operating cash flows have been sufficient to meet all operational obligations through December 31, 2020.

Continued spread of COVID-19 could put further stress on occupancy and delinquencies at our MF Properties. We continue to enforce the terms of our lease contracts with tenants, including co-signor guarantees, and will work with tenants experiencing financial difficulties on a case-by-case basis.

General Operations

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

Mortgage Revenue Bond Investments Segment

As of December 31, 2020, we owned 77 MRBs with an aggregate outstanding principal amount of $673.6 million and three GILs with an aggregate outstanding principal amount of $64.9 million. Most of these MRBs and the GILs were issued by various state and local housing authorities to provide construction and/or permanent financing for 71 Residential Properties containing a total of 11,851 rental units located in 15 states in the United States.

As of December 31, 2019, we owned 76 MRBs with an aggregate outstanding principal amount of $679.7 million.  Most of these MRBs were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 66 Residential Properties containing a total of 10,871 rental units located in 13 states in the United States.

Each MRB, GIL and property loan related to a Residential Property is secured by a mortgage or deed of trust.  One MRB is secured by ground, facility, and equipment of a commercial ancillary health care facility in Tennessee. Property loans related to Residential Properties are also included in this segment and may or may not be secured by a mortgage or deed of trust.

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$41,877	$41,348	$529	1.3%
Interest expense	19,822	21,862	(2,040)	-9.3%
Segment net income	719	3,835	(3,116)	-81.3%

Comparison of the years ended December 31, 2020 and 2019

Net interest income increased for the year ended December 31, 2020 as compared to the same period in 2019 due primarily to lower interest expense. Interest expenses decreased due to:

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

•	Refinancing of the M24 TEBS financing from a variable interest rate of 3.85% as of June 30, 2019 to a fixed interest rate of 3.05% in July 2019;

•	Generally lower SIFMA index rates during the year ended December 31, 2020 resulted in lower interest expense on our variable rate debt financings;

•	Lower average outstanding principal on the unsecured lines of credit; and

•	A decrease in expense related to fair value adjustments on our derivative financial instruments.

Segment net income for 2020 decreased as compared to the same period in 2019 due to:

•	The changes in total revenues and total interest expense detailed in the tables below;

•

A provision for credit loss of approximately $3.5 million related to the Live 929 Apartments MRBs and a provision for loan loss of approximately $911,000 related to the Live 929 Apartments property loan for the year ended December 31, 2020. The provisions were a result of recent operational results, the borrower’s continued covenant forbearance, forbearance allowing for the deferral of principal payments granted in the fourth quarter of 2020 and declines in debt service coverage;

•

A provision for credit loss of approximately $3.9 million related to the Provision Center 2014-1 MRB for the year ended December 31, 2020. The provision was a result of debt service shortfalls by the underlying commercial property, the borrower’s declaration of Chapter 11 bankruptcy protection and request for forbearance, and the general creditworthiness of proton therapy centers in the United States, including the impacts of the COVID-19 pandemic; and

•

Offset by a decrease of approximately $2.6 million in restricted unit compensation expense due to the closing of the acquisition by Greystone of AFCA 2 on September 10, 2019 in which all outstanding restricted units vested and all previously unrecognized compensation expense was recognized.

The following tables summarize the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for 2020 and 2019. The net of interest income from interest-earning assets and interest expense for interest-bearing liabilities is the segment’s net interest income. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Years Ended December 31,
	2020				2019
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$672,375	$39,859	5.9%		$673,867	$40,400	6.0%
Governmental issuer loans	32,482	1,054	3.2%		-	-	N/A
Property loans	9,985	707	7.1%		7,749	589	7.6%
Other investments	1,718	181	10.5%		1,765	185	10.5%
Total interest-earning assets	$716,560	$41,801	5.8%		$683,381	$41,174	6.0%
MRB redemption income		-				27
Non-investment income		76				147
Total revenues		$41,877				$41,348

Interest-bearing liabilities:
Unsecured lines of credit	$13,139	$472	3.6%		$23,073	$1,174	5.1%
Fixed TEBS financing	290,126	11,241	3.9%		253,842	10,106	4.0%
Variable TEBS financing	78,915	1,601	2.0%		119,541	3,630	3.0%
Variable Secured Notes (1)	28,067	635	2.3%		-	-	N/A
Fixed Term A/B & TOB financing	29,018	1,669	5.8%	(2)	89,205	3,992	4.5%
Variable TOB financing	136,925	2,987	2.2%		28,152	876	3.1%
Amortization of deferred finance costs	N/A	1,334	N/A		N/A	1,584	N/A
Derivative fair value adjustments	N/A	(117)	N/A		N/A	500	N/A
Total interest-bearing liabilities	$576,190	$19,822	3.4%		$513,813	$21,862	4.3%
Net interest income/spread (3)		$21,979	3.1%			$19,312	2.8%
(1)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)

The increase in the average interest rate was due primarily to approximately $454,000 of additional interest expense related to termination of the Term A/B financings and Master Trust Agreement with Deutsche Bank in April 2020. Excluding such items, the average interest rate was approximately 4.2%.

(3)

Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following tables summarize the changes in interest income and interest expense between 2020 and 2019, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the assets and liabilities. All dollar amounts are in thousands.

	For the Years Ended December 31, 2020 vs. 2019
	Total Change	Average Volume $ Change		Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(541)	$(89)		$(452)
Governmental issuer loans	1,054	1,054		-
Property loans	118	170		(52)
Other investments	(4)	(5)		1
Total interest-earning assets	$627	$1,130		$(503)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(702)	$(505)		$(197)
Fixed TEBS financing	1,135	1,445	(1)	(310)
Variable TEBS financing	(2,029)	(1,234)	(1)	(795)
Variable Secured Notes (2)	635	635		-
Fixed Term A/B & TOB financing	(2,323)	(2,693)	(3)	370	(4)
Variable TOB financing	2,111	3,385	(3)	(1,274)
Amortization of deferred finance costs	(250)	N/A		(250)
Derivative fair value adjustments	(617)	N/A		(617)
Total interest-bearing liabilities	$(2,040)	$1,033		$(3,073)
Net interest income	$2,667	$97		$2,570

(1)

The increase in Fixed TEBS financing volume and decrease in Variable TEBS financing volume is due primarily to the refinance of the M24 and M33 TEBS financings from variable to fixed rate in July 2019.

(2)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(3)

We terminated two Fixed Term A/B financings and one Fixed Term TOB financing in August 2019 and subsequently closed new variable TOB financings with Mizuho. We also terminated all Fixed Term A/B & TOB financings with Deutsche Bank in April 2020 and subsequently closed new variable TOB financings with Mizuho.

(4)	The increase was due primarily to approximately $454,000 of additional interest expense related to termination of the Term A/B Trusts and Master Trust Agreement with Deutsche Bank in April 2020.

MF Properties Segment

As of December 31, 2020 and 2019, the Partnership owned the Suites on Paseo and The 50/50 MF Properties containing a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
MF Properties
Total revenues	$6,986	$8,081	$(1,095)	-13.6%
Interest expense	1,196	1,445	(249)	-17.2%
Segment net loss	(1,390)	(964)	(426)	-44.2%

Comparison of the years ended December 31, 2020 and 2019

The decrease in total revenues for the year ended December 31, 2020 as compared to the same period in 2019 is due primarily to lower occupancy at the Suites on Paseo. Lower occupancy is a result of the suspension of on-campus, in-person classes for the Fall 2020 semester at San Diego State University due to the COVID-19 pandemic.

The decrease in interest expense for the year ended December 31, 2020 as compared to the same period in 2019 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020.

The increase in segment net loss for the year ended December 31, 2020 as compared to the same period in 2019 was due to the changes in total revenues and interest expense described above. This was offset by a decrease in depreciation expense of approximately $266,000 at The 50/50 MF Property due to certain real estate assets that became fully depreciated in mid-2019.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain market-rate multifamily projects and property loans due from market-rate multifamily projects.

The following table compares operating results for the Other Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Other Investments
Total revenues	$6,491	$10,520	$(4,029)	-38.3%
Gain on sale of investments in unconsolidated entities	-	16,142	(16,142)	-100.0%
Segment net income	6,488	26,664	(20,176)	-75.7%

Comparison of the years ended December 31, 2020 and 2019

The decrease in total revenues between 2020 and 2019 was due to the following factors:

•	A decrease of approximately $3.0 million of contingent interest income related to the redemption of the Vantage at Brooks, LLC property loan in January 2019;
•

A net decrease of approximately $538,000 in investment interest income related to sales of investments in unconsolidated entities. We reported a decrease of approximately $1.2 million and $824,000 of additional investment income recognized upon the sale of Vantage at Boerne, LLC in December 2019 and Vantage at Panama City Beach, LLC in September 2019, respectively which was offset by an increase of $1.5 million of additional investment income recognized upon the sale of Vantage at Waco, LLC in June 2020; and

•	A net decrease of approximately $437,000 in recurring investment interest income related due to having reached the maximum guaranteed preferred returns on certain investments.

The gain on sale of investments in unconsolidated entities for 2019 consists of approximately $10.5 million and $5.7 million related to the sales of Vantage at Panama City Beach in September 2019 and Vantage at Boerne in December 2019, respectively. There were no such gains on sale during 2020.

The decrease in net income between 2020 and 2019 was due to the decreases in total revenues and gain on sale of investments in unconsolidated entities described above.

Public Housing Capital Fund Trusts Segment

The PHC Certificates within this segment consisted of custodial receipts evidencing loans made to public housing authorities.  Principal and interest on these loans were payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. In January 2020, we sold all our PHC Certificates to an unrelated third party.

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$174	$2,369	$(2,195)	-92.7%
Interest expense	198	1,411	(1,213)	-86.0%
Segment net income	1,391	958	433	45.2%

Comparison of the years ended December 31, 2020 and 2019

Total revenues and interest expense decreased for the year ended December 31, 2020 as compared to the same period in 2019 due to the sale of the PHC Certificates in January 2020 and the payment in full of all principal and interest due on the TOB financings secured by the PHC Certificates.

Segment net income increased for the year ended December 31, 2020 as compared to the same period in 2019 due to a gain of approximately $1.4 million realized upon sale of the PHC Certificates, net of the decreases in total revenue and interest expense noted above.

Debt Financing

The following table summarizes the Partnership’s debt financing, net of deferred financing costs, as of December 31, 2020:

	Outstanding Debt Financings as of December 31, 2020, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$39,825,019	$238,760	2010	May 2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	78,272,018	4,999	2014	July 2024	Weekly	SIFMA	0.12%	1.34%	1.46%
Fixed - M33	30,796,097	2,606	2015	September 2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	215,825,022	5,000	2018	July 2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	103,086,756	77,500,000	2020	September 2025	Monthly	3-month LIBOR	0.22%	9.00%	9.22% (3)

TOB & Term A/B Trusts Securitization
Fixed - Term TOB (4)	13,001,530	-	2019	May 2022	N/A	N/A	N/A	N/A	3.53%
Variable - TOB (5)	193,151,198	-	2019 - 2020	July 2022 - December 2023	Weekly	SIFMA/OBFR	0.29% - 0.39%	0.89% - 1.67%	1.18% - 2.06%
Total Debt Financings	$673,957,640

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)

The Partnership has entered into two total return swap transactions with the Secured Notes as the reference security and notional amounts totaling the outstanding principal on the Secured Notes. The total return swaps effectively net down the interest rate on the Secured Notes. Considering the effect of the total return swaps, the effective net interest rate is 4.25% for approximately $40.0 million of the Secured Notes and 1.00% for approximately $63.5 million of the Secured Notes as of December 31, 2020. See Note 18 in Item 8 of this Report for further information on the total return swaps.

(4)	The Term TOB Trust is securitized by the Village at Avalon MRB.
(5)	The following table summarizes the individual TOB Trust securitizations as of December 31, 2020:

	Outstanding Financing as of December 31, 2020, net	Financing Facility Provider	Year Acquired	Stated Maturity	Reset Frequency	Variable Rate Index	Index Based Rates	Facility Fees	Period End Rates
Variable - TOB Securitization
Live 929	$31,553,785	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.66%	1.95%
Montecito at Williams Ranch - Series A	6,915,682	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.17%	1.46%
Rosewood Townhomes - Series A	7,691,507	Mizuho	2019	July 2023	Weekly	SIFMA	0.39%	1.17%	1.56%
South Pointe Apartments - Series A	17,976,559	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.17%	1.46%
Vineyard Gardens - Series A	3,587,685	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.17%	1.46%
Avistar at Copperfield - Series A	11,729,379	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Avistar at Wilcrest - Series A	4,433,372	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Avistar at Wood Hollow - Series A	33,776,383	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Gateway Village	2,173,253	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Lynnhaven	2,887,257	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Montevista - Series A	5,668,324	Mizuho	2020	December 2023	Weekly	SIFMA	0.29%	1.27%	1.56%
Ocotillo Springs - Series A	1,765,167	Mizuho	2020	July 2022	Weekly	SIFMA	0.29%	0.89%	1.18%
Trust 2020-XF2907 (1)	58,353,917	Mizuho	2020	September 2023	Weekly	OBFR	0.33%	0.89%	1.22%
Trust 2020-XF2908 (2)	4,638,928	Mizuho	2020	September 2023	Weekly	OBFR	0.33%	0.89%	1.22%
Total TOB Financing\ Weighted Average Period End Rate	$193,151,198								1.63%

(1)	The TOB Trust is securitized by the Scharbauer Flats Apartments, Oasis at Twin Lakes, and Centennial Crossings GILs.
(2)	The TOB Trust is securitized by the Scharbauer Flats Apartments and Centennial Crossings property loans.

The following table summarizes the Partnership’s debt financing, net of deferred financing costs, as of December 31, 2019:

	Outstanding Debt Financings as of December 31, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,495,442	$204,000	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	79,505,180	4,999	2014	July 2024	Weekly	1.64%	1.54%	3.18%
Fixed - M33	31,367,147	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	217,603,233	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB (3)	102,591,789	-	2019	July 2020 - September 2020	Weekly	1.79% - 2.08%	1.12% - 1.66%	2.96% - 3.45%
Fixed - Term TOB (3)	21,073,418	-	2014 - 2019	January 2020 - May 2022	N/A	N/A	N/A	3.53% - 4.01%
Fixed - Term A/B (3)	43,561,212	-	2017 - 2019	February 2020 - February 2027	N/A	N/A	N/A	4.46% - 4.53%
Total Debt Financings	$536,197,421

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)	The following table summarizes the individual TOB, Term TOB and Term A/B Trust securitizations as of December 31, 2019:

	Outstanding Financing as of December 31, 2019, net	Financing Facility Provider	Year Acquired	Stated Maturity	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
Variable - TOB Securitization
Live 929	$31,733,007	Mizuho	2019	August 2020	Weekly	1.79%	1.66%	3.45%
Montecito at Williams Ranch - Series A	6,899,653	Mizuho	2019	August 2020	Weekly	1.79%	1.17%	2.96%
PHC Certificate Trust 1	20,067,635	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
PHC Certificate Trust 2	3,786,197	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
PHC Certificate Trust 3	10,850,103	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
Rosewood Townhomes - Series A	7,687,958	Mizuho	2019	July 2020	Weekly	1.79%	1.17%	2.96%
South Pointe Apartments - Series A	17,992,112	Mizuho	2019	July 2020	Weekly	1.79%	1.17%	2.96%
Vineyard Gardens - Series A	3,575,124	Mizuho	2019	August 2020	Weekly	1.79%	1.17%	2.96%
Total TOB Financing\ Weighted Average Period End Rate	$102,591,789							3.19%

	Outstanding Financing as of December 31, 2019, net	Financing Facility Provider	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Provision Center 2014-1	$8,010,000	Deutsche Bank	2014	January 2020	4.01%
Village at Avalon	13,063,418	Morgan Stanley	2019	May 2022	3.53%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$21,073,418				3.71%

Fixed - Term A/B Trusts Securitization
Avistar at Copperfield - Series A	$8,385,080	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,142,267	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wood Hollow - Series A	26,773,109	Deutsche Bank	2017	February 2027	4.46%
Gateway Village	2,260,628	Deutsche Bank	2019	February 2020	4.53%
Lynnhaven	3,000,128	Deutsche Bank	2019	February 2020	4.53%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$43,561,212				4.47%

The Partnership is required to meet various covenants under the Master Trust Agreements related to the TOB Trusts Financings with Mizuho. The TOB Trusts with Mizuho require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  In addition, the Master Trust Agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remained listed on the NASDAQ.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the senior interests issued by each TOB Trust.  The Partnership was in compliance with these covenants as of December 31, 2020.

The Partnership is required to meet various covenants under the Term TOB financings with Morgan Stanley. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The Partnership was in compliance with all covenants as of December 31, 2020.

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” of this Report and Note 16 to the Partnership’s consolidated financial statements for additional details.

Discussion of Occupancy at Investment-Related Properties

The following tables outline information regarding the Residential Properties on which we hold MRBs as investments. The tables also contain information about the MF Properties and properties associated with our investments in unconsolidated entities. The narrative discussion that follows provides a brief operating analysis of each category as of and for the years ended December 31, 2020 and 2019.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the years ended December 31, 2020 and 2019, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our MRBs for the non-consolidated stabilized properties was current as of December 31, 2020. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the years ended December 31,
Property Name	State	2020	2020	2019	2020	2019
Non-Consolidated Properties-Stabilized (3)
Courtyard	CA	108	99%	97%	93%	98%
Glenview Apartments	CA	88	99%	98%	94%	96%
Harden Ranch	CA	100	98%	99%	96%	96%
Harmony Court Bakersfield	CA	96	97%	99%	90%	96%
Harmony Terrace	CA	136	97%	100%	122%	128%
Las Palmas II	CA	81	100%	100%	98%	99%
Montclair Apartments	CA	80	98%	99%	97%	101%
Montecito at Williams Ranch Apartments	CA	132	95%	96%	105%	108%
Montevista	CA	82	94%	99%	109%	108%
San Vicente	CA	50	100%	100%	96%	102%
Santa Fe Apartments	CA	89	97%	98%	96%	96%
Seasons at Simi Valley	CA	69	100%	100%	114%	120%
Seasons Lakewood	CA	85	99%	99%	102%	99%
Seasons San Juan Capistrano	CA	112	92%	96%	97%	100%
Solano Vista	CA	96	97%	99%	97%	106%
Summerhill	CA	128	99%	98%	92%	97%
Sycamore Walk	CA	112	100%	98%	92%	91%
The Village at Madera	CA	75	99%	100%	96%	97%
Tyler Park Townhomes	CA	88	100%	97%	97%	97%
Vineyard Gardens	CA	62	100%	100%	99%	101%
Westside Village Market	CA	81	95%	99%	97%	99%
Brookstone	IL	168	96%	95%	102%	100%
Copper Gate Apartments	IN	128	97%	92%	95%	97%
Renaissance	LA	208	97%	95%	91%	89%
Live 929 Apartments	MD	560	69%	92%	80%	84%
Woodlynn Village	MN	59	98%	97%	99%	97%
Gateway Village	NC	64	97%	94%	95%	88%
Greens Property	NC	168	96%	96%	91%	91%
Lynnhaven Apartments	NC	75	91%	89%	89%	88%
Silver Moon	NM	151	97%	95%	92%	88%
Village at Avalon	NM	240	100%	99%	97%	95%
Arby Road Apartments (5)	NV	180	99%	n/a	n/a	n/a
Ohio Properties (4)	OH	362	96%	97%	93%	95%
Bridle Ridge	SC	152	100%	99%	91%	88%
Columbia Gardens	SC	188	95%	94%	91%	94%
Companion at Thornhill Apartments	SC	179	100%	100%	86%	92%
Cross Creek	SC	144	96%	97%	92%	90%
Rosewood Townhomes	SC	100	96%	98%	92%	86%
South Pointe Apartments	SC	256	94%	98%	93%	81%
The Palms at Premier Park Apartments	SC	240	97%	95%	92%	91%
Village at River's Edge	SC	124	94%	100%	98%	99%
Willow Run	SC	200	95%	87%	90%	91%
Arbors at Hickory Ridge	TN	348	92%	90%	84%	76%
Avistar at Copperfield	TX	192	96%	92%	87%	87%
Avistar at the Crest	TX	200	95%	92%	82%	81%
Avistar at the Oaks	TX	156	95%	97%	87%	86%
Avistar at the Parkway	TX	236	96%	94%	82%	80%
Avistar at Wilcrest	TX	88	94%	91%	81%	82%
Avistar at Wood Hollow	TX	409	89%	97%	89%	92%
Avistar in 09	TX	133	100%	100%	92%	90%
Avistar on the Boulevard	TX	344	93%	96%	79%	83%
Avistar on the Hills	TX	129	95%	98%	85%	87%
Bruton Apartments	TX	264	91%	89%	80%	83%
Concord at Gulfgate	TX	288	90%	94%	85%	84%
Concord at Little York	TX	276	92%	91%	85%	85%
Concord at Williamcrest	TX	288	93%	97%	88%	90%
Crossing at 1415	TX	112	98%	97%	88%	87%
Decatur Angle	TX	302	88%	89%	76%	82%
Esperanza at Palo Alto	TX	322	95%	94%	85%	83%
Heights at 515	TX	96	99%	96%	89%	87%
Heritage Square	TX	204	93%	96%	77%	72%
Oaks at Georgetown	TX	192	93%	91%	92%	90%
Runnymede	TX	252	100%	97%	92%	90%
Southpark	TX	192	95%	96%	92%	92%
15 West Apartments	WA	120	100%	98%	98%	96%
		11,039	94%	95%	90%	90%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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
(5)

The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2019. Prior year occupancy data is not available as the related investment was acquired in 2020.

Physical and economic occupancy as of December 31, 2020 were relatively consistent with the same period in 2019.

Despite the economic impacts of the COVID-19 pandemic, at this time we have not seen significant impacts to physical and economic occupancy for the MRB portfolio on average. We believe this is largely due to government relief programs that aid individuals, including affordable housing tenants, that have experienced economic hardship as a result of COVID-19. If COVID-19 continues to negatively impact the U.S. economy and such government relief programs are discontinued or curtailed, we anticipate there will be a negative impact on economic occupancy and physical occupancy in the future. Live 929 Apartments has seen significant decline in occupancy which is due to the property being primarily student housing, which has been more significantly impacted by COVID-19 than affordable multifamily properties.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the year ended December 31, 2020 these Residential Properties has not met the stabilization criteria (see footnote 3 below the table). As of December 31, 2020, debt service on the Partnership’s MRB and GILs for the non-consolidated non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the years ended December 31,
Property Name	State	2020	2020	2019	2020	2019
Non-Consolidated Properties-Non Stabilized (3)
Ocotillo Springs (4)	CA	75	n/a	n/a	n/a	n/a
Scharbauer Flats Apartments (4)	TX	300	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (4)	MN	228	n/a	n/a	n/a	n/a
Centennial Crossings (4)	CO	209	n/a	n/a	n/a	n/a
		812	n/a	n/a	n/a	n/a

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Physical and economic occupancy information is not available for the year ended December 31, 2020 and 2019 as the property is under construction.

The Partnership had four properties that had not stabilized as of December 31, 2020 as the properties were still under construction.

MF Properties

As of December 31, 2020, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis. The MF properties are encumbered by mortgage loans with an aggregate principal balance of $26.0 million as of December 31, 2020.  Debt service on our mortgage payables was current as of December 31, 2020.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the years ended December 31,
Property Name	State	2020	2020	2019	2020	2019
MF Properties
Suites on Paseo	CA	384	68%	89%	68%	87%
The 50/50 Property	NE	475	89%	99%	85%	87%
		859	80%	94%	76%	87%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

The physical occupancy and economic occupancy as of December 31, 2020 decreased as compared to the same period in 2019 due to a decrease in overall occupancy at the Suites on Paseo primarily due to the effects of COVID-19.

The COVID-19 pandemic and the related impact to universities adjacent to our MF Properties may have a negative impact on economic occupancy and physical occupancy in the future. The University of Nebraska-Lincoln is holding on-campus, in-person learning for the Spring 2021 term and residence halls are open. However, San Diego State University has suspended on campus, in person classes for the Spring 2021 semester due to COVID-19 concerns. Residence halls remain open but at a reduced capacity. If the spread of COVID-19 continues, we may experience further declines in occupancy and collections related to our MF Properties.

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

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,
Property Name	State	2020	2020	2019
Vantage at Waco (2)	TX	n/a	n/a	92%
Vantage at Powdersville	SC	288	95%	31%
Vantage at Stone Creek	NE	294	68%	36%
Vantage at Bulverde	TX	288	88%	50%
Vantage at Germantown	TN	288	98%	24%
Vantage at Murfreesboro (3)	TN	288	75%	n/a
Vantage at Coventry (3)	NE	294	40%	n/a
Vantage at Conroe (3)	TX	288	15%	n/a
Vantage at O'Connor (3)	TX	288	8%	n/a
Vantage at Westover Hills (3)	TX	288	1%	n/a
Vantage at Tomball (4)	TX	288	n/a	n/a
Vantage at Hutto (4)	TX	288	n/a	n/a
Vantage at San Marcos (4)	TX	288	n/a	n/a
		3,468

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)	December 2020 information is not available as the property has been sold.
(3)	December 2019 information is not available as the properties were under construction.
(4)	December 2020 and 2019 information are not available as the properties are currently under construction.

The Vantage Properties at Tomball, Hutto and San Marcos are currently under construction. All other properties are currently in the lease-up phase. Leasing activities at properties with available units have faced challenges due to social distancing measures imposed because of the COVID-19 pandemic.

Results of Operations

The tables and following discussions of our changes in results of operations for the years ended December 31, 2020 and 2019 should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto filed in Item 8 of this Report.

The following table compares revenue and other income for the Partnership for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Revenues and Other Income:
Investment income	$47,554	$50,223	$(2,669)	-5.3%
Property revenues	6,986	8,081	(1,095)	-13.6%
Contingent interest income	12	3,045	(3,033)	-99.6%
Other interest income	967	851	116	13.6%
Other income	10	118	(108)	-91.5%
Gain on sale of securities	1,416	-	1,416	N/A
Gain on sale of investments in unconsolidated entities	-	16,142	(16,142)	-100.0%
Total Revenues and Other Income	$56,945	$78,460	$(21,515)	-27.4%

Discussion of the Total Revenues for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Investment income. The net decrease in investment income between 2020 and 2019 was due to the following factors:

•	A decrease of $2.2 million in investment income related to the PHC Certificates that were sold in January 2020;
•

A net decrease of approximately $538,000 in investment interest income related to sales of investments in unconsolidated entities. We reported a decrease of approximately $1.2 million and $824,000 of additional investment income recognized upon the sale of Vantage at Boerne, LLC in December 2019 and Vantage at Panama City Beach, LLC in September 2019, respectively which was offset by an increase of $1.5 million of additional investment income recognized upon the sale of Vantage at Waco, LLC in June 2020;

•	A net decrease of approximately $437,000 recurring investment interest income due to having reached the maximum guaranteed preferred returns on certain investments in unconsolidated entities;
•	An increase approximately $1.1 million in investment income related to investments in GILs in 2020; and
•

A net decrease of approximately $542,000 in investment income related to MRB volume and interest rates. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 7.

Property revenues.  The net decrease in total revenue between 2020 and 2019 was due primarily to lower occupancy at the Suites on Paseo. Lower occupancy is a result of the suspension of on-campus, in-person classes for the Fall 2020 semester at San Diego State University due to the COVID-19 pandemic.

Contingent interest income. There was minimal contingent interest income recognized in 2020. In January 2019, we realized contingent interest income of approximately $3.0 million related to the redemption of the Vantage at Brooks, LLC property loan.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by us. The increase in other interest income is primarily due to interest on approximately $5.8 million of property loan advances during 2020.

Other income.  Other income was minimal for 2020 and 2019.

Gain on the sale of securities. The gain on sale of securities for 2020 related to the sale of the PHC Certificates in January 2020. There was no gain on sale of securities reported for 2019.

Gain on sale of investments in unconsolidated entities. There was no gain on sale of investments in unconsolidated entities for 2020. The gain on sale of investment in unconsolidated entities for 2019 consisted of approximately $10.5 million and $5.7 million related to the sales of Vantage at Panama City Beach in September 2019 and Vantage at Boerne in December 2019, respectively.

The following table compares Partnership expenses for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$4,347	$4,474	$(127)	-2.8%
Provision for credit loss	7,319	-	7,319	N/A
Provision for loan loss	911	-	911	N/A
Impairment charge on real estate assets	25	75	(50)	-66.7%
Depreciation and amortization	2,810	3,091	(281)	-9.1%
Interest expense	21,216	24,717	(3,501)	-14.2%
General and administrative	13,028	15,565	(2,537)	-16.3%
Total Expenses	$49,656	$47,922	$1,734	3.6%

Discussion of the Total Expenses for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses is fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The decrease in real estate operating expenses between 2020 and 2019 was due to the following factors:

•	A decrease of approximately $277,000 in food costs due to the closure of the bistro at the Suites on Paseo in fall 2020; and
•	A net increase of approximately $150,000 related to generally higher operating expenses at the MF Properties, partially due to increased costs as a result of COVID-19.

Provision for credit loss. The provision for credit loss for 2020 consists of other-than-temporary impairments of approximately $3.5 million related to the Live 929 Apartments MRB and approximately $3.9 million related to the Provision Center 2014-1 MRB. There was no provision for credit loss recognized for 2019.

The provision for credit loss related to the Live 929 Apartments MRB was due to recent operational results, the borrower’s continued covenant forbearance, forbearance allowing for the deferral of principal payments granted in the fourth quarter of 2020 and declines in debt service coverage. The change in operating results at the Live 929 Apartments was primarily driven by the impact of the COVID-19 pandemic, which has had a significant impact on the student housing industry.

The provision for credit loss related to the Provision Center 2014-1 MRB was due to debt service shortfalls by the underlying commercial property, the borrower’s declaration of Chapter 11 bankruptcy protection and request for forbearance, and the general creditworthiness of proton therapy centers in the United States, including the impacts of the COVID-19 pandemic.

Provision for loan loss. The provision for loan loss for 2020 is related to the loan loss allowance established for the Live 929 Apartments property loan of approximately $911,000. There was no provision for loan loss recognized for 2019. The provision for loan loss related to Live 929 was due to the same factors as discussed above related to the properties provision for credit loss.

Impairment charge on real estate assets.   The impairment charge on real estate assets for 2020 and 2019 related to the land held for development in Gardner, KS.

Depreciation and amortization expense.  Depreciation and amortization relate primarily to the MF Properties.  The decrease in depreciation and amortization expenses between 2020 and 2019 was due to a decrease of approximately $266,000 in depreciation expense due to real estate assets that became fully depreciated in mid-2019.

Interest expense. The net decrease in interest expense between 2020 and 2019 was due to the following factors:

•	A decrease of approximately $4.8 million due to a decrease in effective interest rates of the debt financing portfolio as a result of refinancing activities and generally lower market interest rates;
•	An increase of approximately $2.1 million due to higher average principal outstanding;
•	A net decrease of approximately $617,000 related to fair value adjustments to interest rate derivatives, net of cash paid; and
•	A decrease of approximately $264,000 in amortization of deferred financings costs.

General and administrative expenses.  The decrease in general and administrative expenses for 2020 as compared to 2019 was primarily due to a decrease of approximately $2.6 million in restricted unit compensation expense. Upon the closing of the acquisition by Greystone of AFCA 2 in September 2019, all outstanding restricted units vested and all previously unrecognized compensation expense was recognized.

Discussion of Income Tax Expense for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans.

There was minimal taxable income for the Greens Hold Co in 2020 and 2019.  The increase in income tax expense is primarily due to improved operational results.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to the COVID-19 pandemic. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Item 1A of this Report for further information.

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments, debt service (principal and interest payments) on our debt financings, and distribution payments. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and MF Properties, and additional debt financing.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable and additional investments in MRBs, GILs, property loans and unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs and GILs, and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional Beneficial Unit Certificates (“BUCs”), Series A Preferred Units or other series of beneficial interests in the partnership based on needs and opportunities for executing our strategy.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Unrestricted cash on hand;
•	Operating cash flows from investments in MRBs, GILs and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Unsecured lines of credit;
•	Proceeds from our total return swap transactions associated with our Secured Notes;

•	Proceeds from obtaining additional debt;
•	Issuances of BUCs and Series A Preferred Units; and
•	Proceeds from the sale of assets.

Unrestricted Cash on Hand

As of December 31, 2020, the Partnership had unrestricted cash on hand of approximately $44.5 million. The Partnership is required to keep a minimum of $500,000 of unrestricted cash on hand under the terms of its TEBS debt financing arrangements. There are no other contractual restrictions of the Partnership’s ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular interest payments received on our MRBs and GILs that provide consistent cash receipts throughout the year. All MRBs and GILs are current on contractual debt service payments as of January 31, 2021, except for the Provision Center 2014-1 MRB as noted in the “Effects of Covid-19” section in this Item 7. Receipts, net of interest expense on related debt financings and lines of credit balances, are available for general use by the Partnership. The Partnership also receives distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

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

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating expenses and mortgage debt service payments, are unrestricted for use by the Partnership. The MF properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. As noted in the “Effects of COVID-19” section in this Item 7, the Suites on Paseo MF Property is experiencing a lower than historical occupancy. There is currently no mortgage associated with the Suites on Paseo MF Property and the property’s operating cash flows have been sufficient to meet all operational obligations through December 31, 2020. However, excess net cash flows from operations could be limited in the future due to low occupancy.

Unsecured Lines of Credit

We maintain two unsecured lines of credit (“LOC”) with a financial institution. Our unsecured operating LOC allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating LOC to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended December 31, 2020.  In addition, we have fulfilled this requirement for the first quarter of 2021. We have $10.0 million available on the operating LOC as of December 31, 2020. The unsecured operating LOC has a maturity date of June 2022.

Our unsecured non-operating LOC allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate, MRBs and taxable MRBs. Advances on the unsecured non-operating LOC are due on the 270th day following the advance date but may be extended up to an additional 270 days by making certain payments. The unsecured non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of December 31, 2020. We anticipate paying off the balances on our unsecured non-operating LOC by entering into debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We have approximately $42.5 million available on the unsecured non-operating LOC as of December 31, 2020. The $7.5 million outstanding balances of the non-operating LOC as of December 31, 2020 are due in March 2021, though the Partnership can extend final repayment of the amounts due to December 2021 by making partial repayments. The unsecured non-operating LOC has a maturity date of June 2022.

Proceeds from our Total Return Swap Transactions associated with our Secured Notes

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

The first total return swap has a notional amount of approximately $40.0 million as of December 31, 2020. The Partnership’s interest rate on the notional amount is equal to 3-month LIBOR plus 3.75%, with an interest rate floor of 4.25%. We are required to maintain cash collateral with Mizuho equal to 35% of the notional amount, which was approximately $14.0 million as of December 31, 2020. The remaining $26.0 million was received as cash proceeds by the Partnership during 2020.

The second total return swap has a notional amount of $63.5 million as of December 31, 2020. The Partnership’s interest rate on the notional amount is equal to 3-month LIBOR plus 0.50%, with an interest rate floor of 1.00%. We are required to maintain cash collateral with Mizuho equal to 100% of the notional amount as of December 31, 2020. Through March 2022, we have the option to reallocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million. Upon such a reallocation, cash equal to 35% of the notional amount reallocated will be posted as collateral for the first total return swap and 65% of the notional amount reallocated will be advanced as net proceeds to the Partnership for its general use. As of December 31, 2020, we have the option to reallocate up to $63.5 million of notional amount, which if fully reallocated will generate additional net cash proceeds of approximately $41.3 million for the Partnership’s general use.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable or non-operating LOC. The Partnership may obtain leverage for these investments by posting the investments as security. As of December 31, 2020, the Partnership’s primary unleveraged assets were the Suites at Paseo MF Property, with a net carrying value of approximately $33.9 million, and certain MRBs with outstanding principal totaling approximately $20.9 million. As noted previously in this report, the Suites on Paseo MF Property is experiencing lower than historical occupancy and operating results due to the COVID-19 pandemic, which could limit the amount of debt that could be obtained related to this asset. Of the MRBs, approximately $10.0 million is principal outstanding on the Provision Center 2014-1 MRB, for which the borrower has declared bankruptcy, and could limit our ability to obtain leverage related to this MRB.

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

The Partnership is authorized to issue Series A Preferred Units under the Partnership Agreement. As of December 31, 2020, we have issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated in October 2017.  The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs if the General Partner deems such offerings to be necessary and otherwise consistent with the Partnership’s strategic initiatives. The Partnership is able to issue Series A Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units, inclusive of the amount to be issued. We may also designate and issue additional series of preferred units representing beneficial interest in the Partnership is so desired.

Proceeds from the Sale of Assets

We may, from time to time, sell our investments in MRBs, GILs, investments in unconsolidated entities and MF Properties consistent with our strategic plans. Our MRB portfolio is marked at a significant premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for similar investments. We may consider selling certain MRBs in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRBs included in our TEBS financings.

Our ability to dispose of investments on favorable terms is dependent upon several factors including, but not limited to, the availability of credit to potential buyers to purchase investments at prices we consider acceptable. In addition, potential adverse changes to general market and economic conditions may negatively impact our ability to sell our investments in the future.

In January 2020, we sold our PHC Certificates to an unrelated party and we received net proceeds of approximately $8.7 million, after the payment of principal, interest and expenses related to the collapse of the related secured TOB financing. In June 2020, our investment in Vantage at Waco was redeemed upon the sale of the underlying property and we received cash of approximately $10.8 million related to the sale.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General and administrative expenses;
•	Investments in additional MRBs, GILs, property loans and unconsolidated entities;
•	Debt service on debt financings, Secured Notes and mortgages payable;
•	Distributions paid to holders of Series A Preferred Units and BUCs; and
•	Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of the Partnership’s operations.  For additional details, see Item 1A, “Risk Factors” in this report, and the section captioned “Cash flows from operating activities” in the Partnership’s consolidated statements of cash flows set forth in Item 8 of this Report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Investments in Additional MRBs, GILs, Property Loans and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in quality multifamily properties through either the acquisition of MRBs, GILs, property loans or equity investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of December 31, 2020:

Investment	Remaining Funding Commitments
Mortgage revenue bond (1)	$12,976,500
Taxable mortgage revenue bond	7,000,000
Governmental issuer loans (1)	42,216,343
Investments in unconsolidated entities	17,729,428
Property loans (2)	70,786,838
Bond purchase commitments (3)	3,807,000
Total	$154,516,109

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

Debt Service on Debt Financings and Mortgages Payable

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs, GILs and certain property loans. The financing arrangements generally involve the securitization of MRBs, GILs and property loans into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties in exchange for debt proceeds. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs. In the case of forbearance or default on an MRB, GIL or property loan in a Term TOB or TOB financing, we may be required to fund shortfalls in principal and interest payable to the senior beneficial interests, repurchase a portion of the outstanding senior beneficial interests, or repurchase the MRB, GIL or property loan and seek alternative financing. In addition, the Partnership may be required to post collateral if the value of MRBs, GILs and property loans securitized in TOB financings drops below a threshold in the aggregate. We anticipate that cash flows from the securitized assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

Our Secured Notes are secured by the Partnership’s cash flows of the residual certificates associated with our TEBS financings. Interest due on the Secured Notes, net of amounts due to the Partnership on the related total return swap transactions, will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities under the Secured Notes and related documents.

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	Fixed	$301,073,976	44.5%	$356,258,799	66.1%
Fixed	Variable	310,286,167	45.9%	182,329,180	33.9%
Variable (1)	Variable (1)	64,972,998	9.6%	-	0.0%
Total		$676,333,141		$538,587,979

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

Our mortgages payable financing arrangements are used to leverage The 50/50 MF Property. The mortgages are entered into with financial institutions and are secured by the MF Property. The mortgages bear interest at fixed rates and include scheduled principal payments. We anticipate that cash flows from The 50/50 MF Property will be sufficient to pay all normal, recurring principal and interest payments.

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

On December 16, 2020, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly distribution of $0.06 per BUC to unitholders of record on December 31, 2020 and was paid on January 29, 2021.

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

Cash Flows

In 2020, we generated $79.8 million of cash, which was the net result of $15.8 million provided by operating activities, $38.1 million used in investing activities, and $102.1 million provided in financing activities.

Cash provided by operating activities totaled $15.8 million in 2020 compared to $18.0 million generated in 2019. The change was due to the following factors:

•	A decrease of $23.3 million in net income;
•	A decrease of $2.6 million in restricted unit compensation expense;
•	An increase of $16.1 million related to the gain on sale of an unconsolidated entity; and
•	An increase of $7.3 million related to the provision for credit loss.

Cash used in investing activities totaled $38.1 million in 2020 compared to cash provided of $23.2 million in 2019. The change was due to the following factors:

•	A decrease of $64.9 million due to principal advances on GILs;
•	A decrease of $25.5 million of proceeds from the sale of investments in unconsolidated entities;
•	A decrease of $11.4 million of principal payments received on property loans and contingent interest;
•	A decrease of $5.4 million due to increased advances on property loans;
•	A net increase of $37.0 million due to proceeds from the sale and principal payments related to the PHC Certificates; and
•	An increase of $9.7 million due to the reduction in purchases of MRBs.

Cash provided by financing activities totaled $102.1 million in 2020 compared to cash used of $31.3 million in 2019. The change was due to the following factors:

•	A net increase in proceeds from debt financing of $107.6 million, primarily related to $103.5 million of proceeds from the issuance of Secured Notes to Mizuho in September 2020;
•	A net increase in borrowing on unsecured lines of credit of $16.7 million; and
•	An increase of $9.9 million due to a reduction in distributions paid.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s General Partner. The Board of Managers of Greystone Manager retains the right to change the leverage constraint in the future based on consideration of factors the Board of Managers considers relevant. We define our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, and taxable MRBs, and initial cost for deferred financing costs and MF Properties. As of December 31, 2020, our overall leverage ratio was approximately 67%.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provision for credit and loan losses, impairments on MRBs, GILs, PHC Certificates, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and Series A Preferred Unit distributions and accretion.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

Currently, cash distributions are made to the Partnership’s BUC holders at an annual rate of $0.305 per BUC. The amount of cash per BUC distributed may increase or decrease at the determination of the General Partner based on its assessment of the amount of cash available for this purpose. During the years ended December 31, 2020 and 2019, we generated CAD of $0.26 and $0.57 per BUC, respectively.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income (loss) as determined in accordance with GAAP to CAD) for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Net income	$7,208,828	$30,492,151
Change in fair value of derivatives and interest rate derivative amortization	(116,899)	499,835
Depreciation and amortization expense	2,810,073	3,091,417
Provision for credit loss (1)	7,318,590	-
Provision for loan loss (2)	911,232	-
Reversal of impairment on securities (3)	(1,902,979)	-
Impairment charge on real estate assets	25,200	75,000
Amortization of deferred financing costs	1,450,398	1,713,534
RUA compensation expense	1,017,938	3,636,091
Deferred income taxes	(105,920)	(149,874)
Redeemable Series A Preferred Unit distribution and accretion	(2,871,051)	(2,871,051)
Tier 2 (Income distributable) Loss allocable to the General Partner (4)	80,501	(2,018,202)
Bond purchase premium (discount) amortization (accretion), net of cash received	(59,691)	(80,524)
Total CAD	$15,766,220	$34,388,377

Weighted average number of BUCs outstanding, basic	60,606,989	60,551,775
Net income per BUC, basic	$0.07	$0.42
Total CAD per BUC, basic	$0.26	$0.57
Distributions declared, per BUC	$0.305	$0.500

(1)	The provision for credit loss for 2020 consists of impairments of approximately $3.5 million for the Live 929 Apartments MRB and approximately $3.9 million for the Provision Center 2014-1 MRB.
(2)	The provision for loan loss relates to impairment of the Live 929 Apartments property loan.
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

For 2020, Tier 2 loss allocable to the general partner related to the sale of the PHC Certificates. For 2019, Tier 2 income consisted of $3.0 million of contingent interest realized on redemption of the Vantage at Brooks, LLC property loan in January 2019 and a $10.5 million gain on sale related to the Partnership’s investment in Vantage at Panama City Beach in September 2019.

Off Balance Sheet Arrangements

As of December 31, 2020 and 2019, we held MRBs and GILs that are collateralized by Residential Properties and one commercial property.  The affordable multifamily properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

The Partnership has entered into various commitments and guarantees. For additional discussions related to commitments and guarantees, see Note 19 to the Partnership’s consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than what is disclosed in Note 23 to the Partnership’s consolidated financial statements.

Contractual Obligations

As discussed in Notes 15 through 17 to the Partnership’s consolidated financial statements, we have various debt service obligations related to our LOCs, debt financings and our MF Property mortgages payable.  Our strategic objective is to leverage our new MRB and GIL investments utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the TOB Trust program with Mizuho and the Term TOB Trust program with Morgan Stanley.  This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

See Note 20 to the Partnership’s consolidated financial statements for details regarding potential redemption dates for the Partnership’s Series A Preferred Units outstanding.

We have the following contractual obligations as of December 31, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations
Lines of credit - secured and unsecured	$7,475,000	$7,475,000	$-	$-	$-
Debt financing	676,333,141	5,894,456	216,953,505	99,202,936	354,282,244
Mortgages payable	25,986,514	835,130	1,778,163	2,728,771	20,644,450
Lease Obligations
Operating leases	5,085,054	138,394	284,680	292,305	4,369,675
Total	$714,879,709	$14,342,980	$219,016,348	$102,224,012	$379,296,369

We are also contractually obligated to pay interest on our long-term debt obligations. The weighted average interest of our lines of credit was 2.7% as of December 31, 2020. The weighted average interest of our debt financing was 3.7% as of December 31, 2020. The weighted average interest of our mortgages payable is 4.4% as of December 31, 2020.

We have various outstanding investment commitments for MRBs, GILs, property loans, investments in unconsolidated entities and for bond purchase commitments. See the “Liquidity and Capital Resources” section of this Item 7 for further information on our investment commitments and our liquidity sources to fund such commitments.

Inflation

Substantially all resident leases at the Residential Properties, which collateralize our MRBs, allow for adjustments in the rent payable at the time of renewal, subject to rent restrictions related to the MRBs. Additionally, the MF Properties may be able to seek rent increases. The majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on our financial results for the years presented in this Report.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by us. Our significant accounting policies are described in Note 2 and 24 to the Partnership’s consolidated financial statements, which are incorporated by reference. We consider the following to be our critical accounting policies because they involve our judgments, assumptions and estimates that significantly affect the Partnership’s consolidated financial statements. If these estimates differ significantly from actual results, the impact on the Partnership’s consolidated financial statements may be material.

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

The Partnership does not believe that the consolidation of VIEs for reporting under GAAP impacts its status as a partnership for federal income tax purposes or the status of Unitholders as partners of the Partnership. In addition, the consolidation of VIEs is not expected to impact the treatment of the MRBs, GILs and property loans owned by consolidated VIEs, the tax-exempt nature of the interest payments on secured debt financings, or the manner in which the Partnership’s income is reported to Unitholders on IRS Schedule K-1.

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

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.  To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of the hierarchy are defined as follows:

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
•

Level 2 - inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 - inputs are unobservable inputs for asset or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments. The fair value of the Partnership’s investments in MRBs, taxable MRBs, and bond purchase commitments as of December 31, 2020 and 2019, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs, taxable MRBs and bond purchase commitments are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments are categorized as Level 3 assets.

Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds Impairment

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 24 for a description of the Partnership’s methodology for estimating the fair value of MRBs and taxable MRBs.

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

Governmental Issuer Loan Impairment

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposures are interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, and our debt financing and mortgages payable.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  The nature of our MRBs and GILs and the debt financing used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates.  The MRBs bear interest at fixed rates with the exception of the Ocotillo Springs MRB which has a variable rate subject to a floor (see Note 6). The GILs bear interest at a variable rate, noting all GILs are subject to a floor with the exception of Scharbauer Flats Apartments GIL (see Note 7).

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by the Residential Properties. The MRBs and GILs are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities, any insurer or other party. In addition, the MRBs, GILs and the associated property loans are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments on the MRBs, GILs and the property loans is the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GILs and certain property loans have guaranteed payment of principal and accrued interest on the GILs of 100% at origination, decreasing to 50% upon receipt of the certificate of occupancy, and decreasing to 25% upon achievement of 90% occupancy for 30 consecutive days, so the Partnership may have additional recourse options for these investments.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB, GIL or property loans, a default may occur. A property’s ability to generate net operating cash flows is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a multifamily residential property.

Defaults on the MRBs, GILs or property loans may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net operating cash flows decline, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the MRB, GIL or property loan.  In the event of a default on an MRB, GIL or property loan, we will have the right to foreclose on the mortgage or deed of trust securing the property. If we take ownership of the property securing a defaulted MRB or GIL we will be entitled to all net operating cash flows generated by the property. If such an event occurs, these amounts will not provide tax-exempt income.

We actively manage the credit risks associated with our MRBs, GILs and property loans by performing a complete due diligence and underwriting process of the properties securing these investments prior to investing.  In addition, we carefully monitor the on-going performance of the properties underlying these investments.

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of December 31, 2020:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$794,432	1.4%	-13.3%	1.5%	-14.6%	$16,384

Geographic Risk

The properties securing the MRBs are geographically dispersed throughout the United States with significant concentrations (geographic risk) in Texas, California, and South Carolina.  The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2020	December 31, 2019
Texas	43%	43%
California	17%	18%
South Carolina	17%	17%

Summary of Interest Rates on Borrowings and Interest Rate Cap Agreements

At December 31, 2020, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 2.6% and 3.4%;
•	The M31 TEBS facility has a variable interest rate of 1.5%;
•	The M24 and M33 TEBS facilities have fixed interest rates that range between 3.1% and 3.2%;
•	The M45 TEBS facility has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•	The Term TOB Trusts securitized by an MRB has a fixed interest rate of 3.5%;
•	The TOB Trusts securitized by MRBs, GILs and property loans have variable interest rates that range between 1.2% and 2.1%;
•	The Secured Notes have a variable interest rate of 9.2%; and
•	The mortgages payable have fixed interest rates of 4.4%.

We have entered into total return swap agreements to lower the net interest cost of our Secured Notes. The following table sets forth certain information regarding the Partnership’s total return swap agreements as of December 31, 2020:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of December 31, 2020
Sept 2020	39,970,485	Sept 2020	Sept 2025	4.25% (1)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	$77,995
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	215,631
								$293,626

(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

We enter into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on the variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreement as of December 31, 2020:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2020
Aug 2019	77,979,924	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$27,877
							$27,877

(1)	For additional details, see Note 24 to the Partnership's consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates as of December 31, 2020:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$440,480	$(882,415)	$(1,764,830)	$(2,647,245)	$(3,529,660)
TEBS Debt Financings	130,232	(260,464)	(520,927)	(781,391)	(1,041,855)
Other Investment Financings	18,688	(234,688)	(789,563)	(1,344,438)	(1,899,313)
Variable Rate Investments	(84,457)	183,744	572,653	981,296	1,407,527
Total	$504,943	$(1,193,823)	$(2,502,667)	$(3,791,778)	$(5,063,301)

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

As the above information incorporates only those material positions or exposures that existed as of December 31, 2020, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Partners of

America First Multifamily Investors, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of America First Multifamily Investors, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of partners' capital and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Mortgage Revenue Bonds and Mortgage Revenue Bonds Held in Trust

As described in Note 24 to the consolidated financial statements, the estimated fair value of the Partnership’s investments in mortgage revenue bonds and mortgage revenue bonds held in trust (collectively referred to as “MRBs”) is $794.4 million or approximately 68% of the Partnership’s total assets as of December 31, 2020.  Management estimates the fair value of MRBs based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 MRBs is a critical audit matter are the significant judgment by management to determine the fair value of these investments, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the effective yield based on the applicable underlying characteristics of each MRB, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the completeness and accuracy of data used in the valuation provided by management; (ii) evaluating the appropriateness of management’s valuation methodology; and (iii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair value estimates and comparison of management’s estimate to the independently developed range. Developing the independent range involved developing a range of independent effective yields based on the applicable underlying characteristics of each MRB.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2021

We have served as the Partnership’s auditor since 2016.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$44,495,538	$42,308,153
Restricted cash	78,495,048	877,828
Interest receivable, net	8,212,076	7,432,433
Mortgage revenue bonds held in trust, at fair value (Note 6)	768,468,644	743,587,715
Mortgage revenue bonds, at fair value (Note 6)	25,963,841	30,009,750
Governmental issuer loans held in trust (Note 7)	64,863,657	-
Public housing capital fund trust certificates, at fair value (Note 8)	-	43,349,357
Real estate assets: (Note 9)
Land and improvements	4,875,265	4,906,130
Buildings and improvements	72,316,152	72,011,533
Real estate assets before accumulated depreciation	77,191,417	76,917,663
Accumulated depreciation	(18,150,215)	(15,357,700)
Net real estate assets	59,041,202	61,559,963
Investments in unconsolidated entities (Note 10)	106,878,570	86,981,864
Property loans, net of loan loss allowance (Note 11)	12,920,719	7,999,094
Other assets (Note 13)	5,908,584	5,062,351
Total Assets	$1,175,247,879	$1,029,168,508

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 14)	$9,949,565	$9,036,167
Distribution payable	3,686,283	7,607,984
Unsecured lines of credit (Note 15)	7,475,000	13,200,000
Debt financing, net (Note 16)	673,957,640	536,197,421
Mortgages payable and other secured financing, net (Note 17)	25,984,872	26,802,246
Total Liabilities	721,053,360	592,843,818

Commitments and Contingencies (Note 19)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 20)	94,422,477	94,386,427

Partnersʼ Capital:
General Partner (Note 1)	934,892	735,128
Beneficial Unit Certificates ("BUCs," Note 1)	358,837,150	341,203,135
Total Partnersʼ Capital	359,772,042	341,938,263
Total Liabilities and Partnersʼ Capital	$1,175,247,879	$1,029,168,508

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Revenues:
Investment income	$47,553,660	$50,222,435
Property revenues	6,986,009	8,081,029
Contingent interest income	12,043	3,045,462
Other interest income	967,338	851,123
Other income	9,518	117,964
Total revenues	55,528,568	62,318,013
Expenses:
Real estate operating (exclusive of items shown below)	4,347,441	4,473,558
Provision for credit loss (Note 6)	7,318,590	-
Provision for loan loss (Note 11)	911,232	-
Impairment charge on real estate assets	25,200	75,000
Depreciation and amortization	2,810,073	3,091,417
Interest expense	21,215,888	24,717,294
General and administrative	13,027,349	15,564,403
Total expenses	49,655,773	47,921,672
Other Income:
Gain on sale of securities	1,416,023	-
Gain on sale of investments in unconsolidated entities	-	16,141,797
Income before income taxes	7,288,818	30,538,138
Income tax expense	79,990	45,987
Net income	7,208,828	30,492,151
Redeemable Series A Preferred Unit distributions and accretion	(2,871,051)	(2,871,051)
Net income available to Partners	$4,337,777	$27,621,100

Net income (loss) available to Partners allocated to:
General Partner	$(32,666)	$2,102,874
Limited Partners - BUCs	4,304,208	25,423,398
Limited Partners - Restricted units	66,235	94,828
	$4,337,777	$27,621,100
BUC holders' interest in net income per BUC, basic and diluted	$0.07	$0.42
Weighted average number of BUCs outstanding, basic	60,606,989	60,551,775
Weighted average number of BUCs outstanding, diluted	60,606,989	60,551,775

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019
Net income	$7,208,828	$30,492,151
Reversal of net unrealized gains on sale of securities	(1,408,804)	-
Reversal of net unrealized loss on securities to provision for credit loss	652,880	-
Unrealized gain on securities	33,609,375	40,330,635
Unrealized gain on bond purchase commitments	431,879	-
Comprehensive income	$40,494,158	$70,822,786

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2019	$344,590	60,691,467	$304,121,151	$304,465,741	$58,978,042
Cumulative effect of accounting change (Note 2)	(2)	-	(210)	(212)	-
Distributions paid or accrued ($0.50 per BUC):
Regular distribution	(133,799)	-	(13,245,970)	(13,379,769)	-
Distribution of Tier 2 income (Note 3)	(2,018,202)	-	(6,054,607)	(8,072,809)	-
Distribution of Tier 3 income (Note 3)	-	-	(11,081,091)	(11,081,091)	-
Net income allocable to Partners	2,102,874	-	25,518,226	27,621,100	-
Restricted units awarded	-	353,197	-	-	-
Restricted unit compensation expense	36,361	-	3,599,730	3,636,091	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(209,460)	(1,581,423)	(1,581,423)	-
Unrealized gain on securities	403,306	-	39,927,329	40,330,635	40,330,635
Balance as of December 31, 2019	$735,128	60,835,204	$341,203,135	$341,938,263	$99,308,677
Distributions paid or accrued ($0.305 per BUC):
Regular distribution	(191,104)	-	(18,919,263)	(19,110,367)	-
Distribution of Tier 2 loss (Note 3)	80,501	-	365,218	445,719	-
Net income (loss) allocable to Partners	(32,666)	-	4,370,443	4,337,777	-
Repurchase of BUCs	-	(290,000)	(2,106,673)	(2,106,673)	-
Restricted units awarded	-	290,000	-	-	-
Restricted unit compensation expense	10,179	-	1,007,759	1,017,938	-
Restricted units forfeited	-	(2,802)	-	-	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(8,728)	(35,945)	(35,945)	-
Unrealized gain on securities	336,094	-	33,273,281	33,609,375	33,609,375
Unrealized gain on bond purchase commitments	4,319	-	427,560	431,879	431,879
Reversal of net unrealized gains on sale of securities	(14,088)	-	(1,394,716)	(1,408,804)	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	6,529	-	646,351	652,880	652,880
Balance as of December 31, 2020	$934,892	60,823,674	$358,837,150	$359,772,042	$132,594,007

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$7,208,828	$30,492,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,810,073	3,091,417
Provision for loan loss	911,232	-
Gain on sale of investment in securities	(1,416,023)	-
Provision for credit loss	7,318,590	-
Gain on sale of investment in an unconsolidated entity	-	(16,141,797)
Contingent interest realized on investing activities	(12,043)	(3,045,462)
Impairment charge on real estate assets	25,200	75,000
(Gain) loss on derivatives, net of cash paid	(310,592)	615,722
Restricted unit compensation expense	1,017,938	3,636,091
Bond premium/discount amortization	(117,831)	(135,648)
Debt premium amortization	(40,484)	(18,513)
Amortization of deferred financing costs	1,450,398	1,713,534
Deferred income tax expense & income tax payable/receivable	9,564	(29,343)
Change in preferred return receivable from unconsolidated entities, net	(3,399,130)	(2,246,395)
Changes in operating assets and liabilities
Increase in interest receivable	(779,643)	(420,594)
Decrease in other assets	213,890	672,803
Increase (decrease) in accounts payable and accrued expenses	951,530	(264,717)
Net cash provided by operating activities	15,841,497	17,994,249
Cash flows from investing activities:
Capital expenditures	(416,820)	(126,732)
Acquisition of mortgage revenue bonds	(9,513,450)	(19,250,000)
Advances on governmental issuer loans	(64,863,657)	-
Contributions to unconsolidated entities	(24,259,742)	(25,274,899)
Advances on property loans	(5,832,857)	(405,717)
Principal payments received on mortgage revenue bonds	15,611,098	17,268,512
Proceeds from sale of PHC Certificates	43,349,357	-
Principal payments received on PHC Certificates	-	6,300,042
Proceeds from sale of investment in an unconsolidated entity	7,762,166	33,215,533
Principal payments received on taxable mortgage revenue bonds	8,846	53,086
Principal payments received on property loans and contingent interest	12,043	11,413,098
Net cash provided by (used in) investing activities	(38,143,016)	23,192,923
Cash flows from financing activities:
Distributions paid	(25,421,349)	(35,336,852)
Repurchase of BUCs	(2,106,673)	-
Payment of tax withholding related to restricted unit awards	(35,945)	(1,581,423)
Proceeds from debt financing	285,438,000	122,921,712
Principal payments on debt financing	(147,692,836)	(92,811,848)
Principal payments on mortgages payable	(826,337)	(739,897)
Principal borrowing on unsecured lines of credit	10,492,728	23,200,000
Principal payments on unsecured lines of credit	(16,217,728)	(45,659,200)
Decrease in security deposit liability related to restricted cash	(100,558)	(22,199)
Debt financing and other deferred costs	(1,423,178)	(1,240,095)
Net cash provided by (used in) financing activities	102,106,124	(31,269,802)
Net increase in cash, cash equivalents and restricted cash	79,804,605	9,917,370
Cash, cash equivalents and restricted cash at beginning of period	43,185,981	33,268,611
Cash, cash equivalents and restricted cash at end of period	$122,990,586	$43,185,981

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,139,218	$22,084,197
Cash paid during the period for income taxes	71,427	340,374
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$3,686,283	$7,607,984
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Deferred financing costs financed through accounts payable	37,322	73,724

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$44,495,538	$42,308,153
Restricted cash	78,495,048	877,828
Total cash, cash equivalents and restricted cash	$122,990,586	$43,185,981

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

All disclosures of the number of rental units for properties related to MRBs, taxable MRBs, GILs, and MF Properties are unaudited.

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

Risks and Uncertainties

The business and economic uncertainty resulting from the COVID-19 pandemic has made estimates and assumptions more difficult to calculate. The extent of the impact of COVID-19 on the Partnership’s future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the underlying borrowers of MRBs and GILs, tenants at the MF Properties and operations of the Partnership’s investments in unconsolidated entities. In addition, market volatility may cause fluctuations in the valuation of the Partnership’s MRBs, taxable MRBs, GILs, property loans, MF Properties and investments in unconsolidated entities. The extent to which COVID-19 will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

As of December 31, 2020, the Partnership has yet to observe a significant decline in occupancy or operating results at properties securing its MRBs due to the COVID-19 pandemic, with the exception of the Provision Center 2014-1 and Live 929 Apartments MRBs which are further discussed in Note 6. Furthermore, the Partnership has observed no material negative trends that potentially indicate impairment of The 50/50 MF Property or properties related to its GILs and investments in unconsolidated entities. The Partnership performed an impairment analysis for the Suites at Paseo MF Property during 2020 due to a significant decline in occupancy as a result of COVID-19. The Partnership’s estimates of future undiscounted net cash flows expected to be generated from the use of the asset significantly exceeded the carrying value such that the property was not deemed impaired.

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

The Partnership does not believe that the consolidation of VIEs for reporting under GAAP impacts its status as a partnership for federal income tax purposes or the status of Unitholders as partners of the Partnership. In addition, the consolidation of VIEs is not expected to impact the treatment of the MRBs, GILs and property loans owned by consolidated VIEs, the tax-exempt nature of the interest payments on secured debt financings, or the manner in which the Partnership’s income is reported to Unitholders on IRS Schedule K-1.

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

Investments in Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 24 for a description of the Partnership’s methodology for estimating the fair value of MRBs and taxable MRBs.

The Partnership periodically reviews its MRBs and taxable MRBs for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including, but not necessarily limited to, the following:

•	The duration and severity of the decline in fair value;
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers;
•	Adverse conditions specifically related to the security, its collateral, or both;
•	Volatility of the fair value of the security;
•	The likelihood of the borrower being able to make scheduled interest and principal payments;
•	Failure of the issuer to make scheduled interest or principal payments; and
•	Recoveries or additional declines in fair value after the balance sheet date.

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

The Partnership periodically reviews its GILs for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including, but not necessarily limited to, the following:

•	The duration and severity of the decline in fair value;
•	The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers;
•	Adverse conditions specifically related to the security, its collateral, or both;
•	Volatility of the fair value of the security;
•	The likelihood of the borrower being able to make scheduled interest and principal payments;
•	The failure of the borrower to make scheduled interest or principal payments; and
•	Recoveries or additional declines in fair value after the balance sheet date.

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

Investment in Public Housing Capital Fund Trust Certificates

The Partnership accounted for its investments in PHC Certificates under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the certificates, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 24 for a description of the Partnership’s methodology for estimating the fair value of the PHC Certificates.

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

See Note 9 for information on recognized impairments of the real estate assets.

Investments in Unconsolidated Entities

The Partnership, through ATAX Vantage Holdings, LLC, makes initial investments in and is committed to make further investments in certain limited liability companies (“Vantage Properties”). ATAX Vantage Holdings, LLC holds limited membership interests in the Vantage Properties. The investments are used to construct market-rate multifamily properties. The Partnership does not have a controlling interest in the Vantage Properties and accounts for its limited membership interests using the equity method of accounting.

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

The Partnership earns a return on its investments in unconsolidated entities that is guaranteed by an unrelated third party, which is also an affiliate of the unconsolidated entities. The term of the third-party guarantee is from the initial investment through a date approximately two to three years after construction completion. The Partnership recognizes a return based upon the guarantee provided by the unrelated third-party, the guarantor’s financial ability to perform under the guarantee and the cash flows expected to be received from each property.  These returns are reported within “Investment income” on the Partnership’s consolidated statements of operations.

Property Loans, Net of Loan Loss Allowance

The Partnership invests in taxable property loans made to the owners of certain multifamily properties. Most of the property loans have been made to multifamily properties that secure MRBs and GILs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. Interest income is recognized upon the repayment of these property loans and accrued interest which is dependent largely on the cash flows or proceeds upon sale or refinancing of the related property. The Partnership periodically evaluates these loans for potential impairment by estimating the fair value of the related property and comparing the fair value to the outstanding MRBs, GILs or other senior financing, plus the Partnership’s property loans.  The Partnership utilizes a discounted cash flow model that considers varying assumptions.  The discounted cash flow analysis may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

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

See Note 11 for additional information on the Partnership’s property loan loss allowances.

Accounting for TOB, Term TOB, Term A/B and TEBS Financing Arrangements

The Partnership has evaluated the accounting guidance related to its TOB (“Tender Option Bond”), Term TOB, Term A/B and TEBS Financings and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and therefore are accounted for as secured financing transactions.  More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset.  This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets. The financing agreements contain certain provisions that allow the Partnership to unilaterally cause the holder to return the securitized assets, other than through a cleanup call. Based on these terms, the Partnership has concluded that the Partnership has not transferred effective control over the transferred assets and, as such, the transactions do not meet the conditions to de-recognize the transferred assets.

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

Investment Income from Investments in Mortgage Revenue Bonds and Governmental Issuer Loans

The interest income received by the Partnership from its MRBs and GILs is dependent upon the net cash flow of the underlying properties. Interest income on fully performing MRBs and GILs is recognized as it is earned. Current and past due interest income on MRBs and GILs not fully performing is recognized as it is received. The Partnership reinstates the accrual of interest once the MRB’s or GIL’s ability to perform is adequately demonstrated. Interest income related to MRBs and GILs is reported within “Investment Income” and interest income related to taxable MRBs is reported within “Other interest income” on the Partnership’s consolidated statements of operations. As of December 31, 2020 and 2019, the Partnership’s MRBs and GILs were fully performing and current on all interest payments, with the exception of the Provision Center 2014-1 MRB and forbearance granted to the borrower of the Live 929 Apartments MRB, both of which are further discussed in Note 6.

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

Derivative Instruments and Hedging Activities

The Partnership reports all interest rate derivatives in its consolidated balance sheets at fair value. The Partnership’s derivative financial instruments are not designated as hedging instruments and changes in fair value are reported within “Interest expense” on the Partnership’s consolidated statements of operations.  The Partnership is exposed to loss should a counterparty to its interest rate derivative agreements default.  The Partnership does not anticipate non-performance by any counterparty.

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

The Partnership’s lessee ROU assets are reported within “Other assets” on the Partnership’s consolidated balance sheet (see Note 13).  The Partnership’s lessee operating lease liabilities are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheet (see Note 14).  See Note 14 for additional information on the Partnership’s ground lease.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities from March 12, 2020 through December 31, 2022. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Partnership is currently evaluating the impact that the adoption of ASU 2020-04 will have on its consolidated financial statements.

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

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2020	2019
Cash distributions	$0.3050	$0.5000

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s consolidated statements of operations. The unvested RUAs issued under the Partnership’s 2015 Equity Incentive Plan (the “2015 Plan”) are considered participating securities. There were no dilutive BUCs for the years ended December 31, 2020 and 2019.

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

As the primary beneficiary, the Partnership reports the TOB, Term TOB, Term A/B and TEBS Financings on a consolidated basis. The Partnership reports the senior Floater Certificates related to the TOB Financings, and the Class A Certificates related to the Term TOB, Term A/B and TEBS Financings as secured debt financings on the Partnership’s consolidated balance sheets (see Note 16). The MRBs, GILs, and property loans secured by the TOB, Term TOB, Term A/B and TEBS Financings, and the PHCs secured by the TOB Financings, are reported as assets on the Partnership’s consolidated balance sheets (see Notes 6, 7, 8 and 11).

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, GILs, property loans, and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s consolidated financial statements.

The Partnership held variable interests in 21 and 17 non-consolidated VIEs as of December 31, 2020 and 2019, respectively. The following table summarizes the Partnership’s variable interests in these entities and maximum exposure to loss as of December 31, 2020 and 2019:

	Maximum Exposure to Loss
	December 31, 2020	December 31, 2019
Mortgage revenue bonds	$20,763,500	$30,455,000
Governmental issuer loans	64,863,657	-
Property loans	5,327,342	-
Investment in unconsolidated entities	106,878,570	86,981,864
	$197,833,069	$117,436,864

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns. The difference between a MRB’s carrying value on the Partnership’s consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss for the GILs, property loans, and investments in unconsolidated entities is equal to the Partnership’s carrying value.

6. Mortgage Revenue Bonds

The Partnership owns MRBs that were issued by state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. The MRBs do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the MRBs. The MRBs are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the MRBs is the net cash flow or the sale or refinancing proceeds from the properties. Each MRB is collateralized by a mortgage on all real and personal property included in the related property. The MRBs bear interest at a fixed rate, with the exception of Ocotillo Springs – Series A MRB.

The following tables present information regarding the MRBs owned by the Partnership as of December 31, 2020 and 2019:

	December 31, 2020
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$10,061,161	$2,487,317	$-	$12,548,478
Glenview Apartments - Series A (3)	CA	4,483,154	1,010,425	-	5,493,579
Harmony Court Bakersfield - Series A (4)	CA	3,668,439	889,216	-	4,557,655
Harmony Terrace - Series A (4)	CA	6,791,096	1,724,350	-	8,515,446
Harden Ranch - Series A (2)	CA	6,621,823	1,606,690	-	8,228,513
Las Palmas II - Series A (4)	CA	1,664,566	400,431	-	2,064,997
Montclair Apartments - Series A (3)	CA	2,428,775	572,671	-	3,001,446
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,626,287	2,350,276	-	9,976,563
Montevista - Series A (6)	CA	6,720,000	2,404,771	-	9,124,771
Ocotillo Springs - Series A (6)	CA	2,023,500	215,633	-	2,239,133
San Vicente - Series A (4)	CA	3,432,246	809,327	-	4,241,573
Santa Fe Apartments - Series A (3)	CA	2,942,370	724,678	-	3,667,048
Seasons at Simi Valley - Series A (4)	CA	4,236,876	1,180,122	-	5,416,998
Seasons Lakewood - Series A (4)	CA	7,233,993	1,836,808	-	9,070,801
Seasons San Juan Capistrano - Series A (4)	CA	12,179,682	2,973,846	-	15,153,528
Summerhill - Series A (4)	CA	6,316,993	1,470,689	-	7,787,682
Sycamore Walk - Series A (4)	CA	3,517,919	888,485	-	4,406,404
The Village at Madera - Series A (4)	CA	3,034,084	735,450	-	3,769,534
Tyler Park Townhomes - Series A (2)	CA	5,767,938	939,214	-	6,707,152
Vineyard Gardens - Series A (6)	CA	3,969,173	1,226,058	-	5,195,231
Westside Village Market - Series A (2)	CA	3,769,337	859,860	-	4,629,197
Brookstone (1)	IL	7,374,252	2,201,663	-	9,575,915
Copper Gate Apartments (2)	IN	4,955,000	641,581	-	5,596,581
Renaissance - Series A (3)	LA	10,870,681	4,293,328	-	15,164,009
Live 929 Apartments (6)	MD	36,234,756	-	-	36,234,756
Woodlynn Village (1)	MN	4,120,000	56,458	-	4,176,458
Gateway Village (6)	NC	2,600,000	136,612	-	2,736,612
Greens Property - Series A (2)	NC	7,829,000	663,781	-	8,492,781
Lynnhaven Apartments (6)	NC	3,450,000	178,960	-	3,628,960
Silver Moon - Series A (3)	NM	7,697,891	1,995,694	-	9,693,585
Village at Avalon - Series A (5)	NM	16,189,074	4,879,623	-	21,068,697
Ohio Properties - Series A (1)	OH	13,724,000	61,243	-	13,785,243
Bridle Ridge (1)	SC	7,235,000	153,657	-	7,388,657
Columbia Gardens (4)	SC	12,898,904	2,689,886	-	15,588,790
Companion at Thornhill Apartments (4)	SC	11,055,254	2,208,446	-	13,263,700
Cross Creek (1)	SC	6,136,261	2,277,289	-	8,413,550
Rosewood Townhomes - Series A (6)	SC	9,259,206	578,247	-	9,837,453
South Pointe Apartments - Series A (6)	SC	21,551,600	1,345,919	-	22,897,519
The Palms at Premier Park Apartments (2)	SC	18,619,081	2,906,879	-	21,525,960
Village at River's Edge (4)	SC	9,802,479	1,353,745	-	11,156,224
Willow Run (4)	SC	12,720,560	2,650,995	-	15,371,555
Arbors at Hickory Ridge (2)	TN	10,910,733	2,704,295	-	13,615,028
Avistar at Copperfield - Series A (6)	TX	13,815,817	3,189,896	-	17,005,713
Avistar at the Crest - Series A (2)	TX	9,140,656	2,376,580	-	11,517,236
Avistar at the Oaks - Series A (2)	TX	7,388,262	1,854,785	-	9,243,047
Avistar at the Parkway - Series A (3)	TX	12,721,014	2,790,208	-	15,511,222
Avistar at Wilcrest - Series A (6)	TX	5,235,915	1,084,347	-	6,320,262
Avistar at Wood Hollow - Series A (6)	TX	39,756,184	8,703,609	-	48,459,793
Avistar in 09 - Series A (2)	TX	6,379,479	1,601,535	-	7,981,014
Avistar on the Boulevard - Series A (2)	TX	15,572,093	3,779,139	-	19,351,232
Avistar on the Hills - Series A (2)	TX	5,058,171	1,292,513	-	6,350,684
Bruton Apartments (4)	TX	17,674,167	3,792,253	-	21,466,420
Concord at Gulfgate - Series A (4)	TX	18,796,773	4,888,537	-	23,685,310
Concord at Little York - Series A (4)	TX	13,168,029	3,543,909	-	16,711,938
Concord at Williamcrest - Series A (4)	TX	20,398,687	5,397,326	-	25,796,013
Crossing at 1415 - Series A (4)	TX	7,331,821	1,810,458	-	9,142,279
Decatur Angle (4)	TX	22,270,729	5,600,721	-	27,871,450
Esperanza at Palo Alto (4)	TX	19,218,417	5,955,488	-	25,173,905
Heights at 515 - Series A (4)	TX	6,712,409	1,600,836	-	8,313,245
Heritage Square - Series A (3)	TX	10,579,057	2,095,871	-	12,674,928
Oaks at Georgetown - Series A (4)	TX	12,135,392	2,597,201	-	14,732,593
Runnymede (1)	TX	9,805,000	105,634	-	9,910,634
Southpark (1)	TX	11,462,172	1,917,286	-	13,379,458
15 West Apartments (4)	WA	9,604,680	3,257,826	-	12,862,506
Mortgage revenue bonds held in trust		$637,948,068	$130,520,576	$-	$768,468,644

   (1)  MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 16

   (2)  MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 16

   (3)  MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 16

   (4)  MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 16

   (5)    MRB held by Morgan Stanley in a debt financing transaction, see Note 16

   (6)    MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, see Note 16

	December 31, 2020
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Solano Vista - Series A	CA	$2,665,000	$891,612	$-	$3,556,612
Greens Property - Series B	NC	925,607	107,347	-	1,032,954
Arby Road Apartments - Series A	NV	7,385,000	15,059	-	7,400,059
Ohio Properties - Series B	OH	3,485,690	13,578	-	3,499,268
Rosewood Townhomes - Series B	SC	469,781	2,549	-	472,330
South Pointe Apartments - Series B	SC	1,099,487	5,967	-	1,105,454
Provision Center 2014-1	TN	6,161,954	-	-	6,161,954
Avistar at the Crest - Series B	TX	735,974	144,746	-	880,720
Avistar at the Oaks - Series B	TX	538,723	100,668	-	639,391
Avistar at the Parkway - Series B	TX	123,973	43,650	-	167,623
Avistar in 09 - Series B	TX	444,398	83,042	-	527,440
Avistar on the Boulevard - Series B	TX	437,318	82,718	-	520,036
Mortgage revenue bonds held by the Partnership		$24,472,905	$1,490,936	$-	$25,963,841

	December 31, 2019
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (5)	CA	$10,147,686	$1,602,534	$-	$11,750,220
Glenview Apartments - Series A (4)	CA	4,533,958	757,900	-	5,291,858
Harmony Court Bakersfield - Series A (5)	CA	3,699,987	549,211	-	4,249,198
Harmony Terrace - Series A (5)	CA	6,849,214	1,121,262	-	7,970,476
Harden Ranch - Series A (3)	CA	6,700,868	1,281,980	-	7,982,848
Las Palmas II - Series A (5)	CA	1,679,022	263,441	-	1,942,463
Montclair Apartments - Series A (4)	CA	2,456,298	446,558	-	2,902,856
Montecito at Williams Ranch Apartments - Series A (7)	CA	7,681,146	1,580,303	-	9,261,449
San Vicente - Series A (5)	CA	3,462,053	510,593	-	3,972,646
Santa Fe Apartments - Series A (4)	CA	2,975,713	540,988	-	3,516,701
Seasons at Simi Valley - Series A (5)	CA	4,282,477	860,856	-	5,143,333
Seasons Lakewood - Series A (5)	CA	7,295,901	1,124,372	-	8,420,273
Seasons San Juan Capistrano - Series A (5)	CA	12,283,916	1,893,075	-	14,176,991
Summerhill - Series A (5)	CA	6,371,318	797,228	-	7,168,546
Sycamore Walk - Series A (5)	CA	3,559,011	567,713	-	4,126,724
The Village at Madera - Series A (5)	CA	3,060,177	454,240	-	3,514,417
Tyler Park Townhomes - Series A (3)	CA	5,837,595	864,894	-	6,702,489
Vineyard Gardens - Series A (7)	CA	3,995,000	815,213	-	4,810,213
Westside Village Market - Series A (3)	CA	3,814,857	594,361	-	4,409,218
Brookstone (1)	IL	7,406,755	2,194,994	-	9,601,749
Copper Gate Apartments (3)	IN	5,005,000	682,497	-	5,687,497
Renaissance - Series A (4)	LA	11,001,027	1,775,086	-	12,776,113
Live 929 Apartments (7), (8)	MD	39,984,026	-	(280,711)	39,703,315
Woodlynn Village (1)	MN	4,172,000	44,510	-	4,216,510
Gateway Village (2)	NC	2,600,000	509,901	-	3,109,901
Greens Property - Series A (3)	NC	7,936,000	845,678	-	8,781,678
Lynnhaven Apartments (2)	NC	3,450,000	393,686	-	3,843,686
Silver Moon - Series A (4)	NM	7,762,116	1,166,748	-	8,928,864
Village at Avalon - Series A (6)	NM	16,302,038	3,131,843	-	19,433,881
Ohio Properties - Series A (1)	OH	13,857,000	48,813	-	13,905,813
Bridle Ridge (1)	SC	7,315,000	113,469	-	7,428,469
Columbia Gardens (5)	SC	13,064,589	2,179,744	-	15,244,333
Companion at Thornhill Apartments (5)	SC	11,178,557	1,709,040	-	12,887,597
Cross Creek (1)	SC	6,143,976	2,507,072	-	8,651,048
Rosewood Townhomes - Series A (7)	SC	9,280,000	316,916	-	9,596,916
South Pointe Apartments - Series A (7)	SC	21,600,000	835,005	-	22,435,005
The Palms at Premier Park Apartments (3)	SC	18,838,478	2,799,411	-	21,637,889
Village at River's Edge (5)	SC	9,872,297	2,236,259	-	12,108,556
Willow Run (5)	SC	12,884,191	2,100,598	-	14,984,789
Arbors at Hickory Ridge (3)	TN	11,056,825	1,934,146	-	12,990,971
Provision Center 2014-1 (2), (8)	TN	10,022,352	-	(372,169)	9,650,183
Avistar at Copperfield - Series A (2)	TX	13,945,681	2,356,231	-	16,301,912
Avistar at the Crest - Series A (3)	TX	9,252,257	1,715,456	-	10,967,713
Avistar at the Oaks - Series A (3)	TX	7,475,794	1,336,580	-	8,812,374
Avistar at the Parkway - Series A (4)	TX	12,854,039	2,065,468	-	14,919,507
Avistar at Wilcrest - Series A (2)	TX	5,285,131	806,523	-	6,091,654
Avistar at Wood Hollow - Series A (2)	TX	40,129,878	6,450,704	-	46,580,582
Avistar in 09 - Series A (3)	TX	6,455,058	1,125,239	-	7,580,297
Avistar on the Boulevard - Series A (3)	TX	15,762,217	2,648,781	-	18,410,998
Avistar on the Hills - Series A (3)	TX	5,118,097	938,032	-	6,056,129
Bruton Apartments (5)	TX	17,807,768	3,534,702	-	21,342,470
Concord at Gulfgate - Series A (5)	TX	18,975,786	3,572,995	-	22,548,781
Concord at Little York - Series A (5)	TX	13,293,436	2,624,054	-	15,917,490
Concord at Williamcrest - Series A (5)	TX	20,592,957	3,971,001	-	24,563,958
Crossing at 1415 - Series A (5)	TX	7,405,406	1,229,438	-	8,634,844
Decatur Angle (5)	TX	22,455,747	4,198,200	-	26,653,947
Esperanza at Palo Alto (5)	TX	19,356,959	4,111,518	-	23,468,477
Heights at 515 - Series A (5)	TX	6,779,777	1,154,387	-	7,934,164
Heritage Square - Series A (4)	TX	10,695,037	1,455,672	-	12,150,709
Oaks at Georgetown - Series A (5)	TX	12,239,247	1,645,817	-	13,885,064
Runnymede (1)	TX	9,925,000	80,343	-	10,005,343
Southpark (1)	TX	11,548,337	2,334,262	-	13,882,599
15 West Apartments (5)	WA	9,673,117	2,287,904	-	11,961,021
Mortgage revenue bonds held in trust		$648,445,150	$95,795,445	$(652,880)	$743,587,715

   (1)   MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 16

   (2)   MRB held by Deutsche Bank in a debt financing transaction, see Note 16

   (3)   MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 16

   (4)   MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 16

   (5)     MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 16

(6) MRB held by Morgan Stanley in a debt financing transaction, see Note 16
(7) MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, see Note 16
(8) As of the date presented, the MRB had been in a cumulative unrealized loss position for less than 12 consecutive months

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

See Note 24 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the Partnership’s consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

During the year ended December 31, 2020, the Partnership recognized total provisions for credit loss of approximately $7.3 million, of which approximately $3.5 million related to the Live 929 Apartments MRB and approximately $3.9 million related to the Provision Center 2014-1 MRB in its consolidated statements of operations. The Live 929 Apartments MRB provision for credit loss was incurred during the third quarter of 2020. The Provision Center 2014-1 MRB incurred provisions for credit losses of $1.4 million, $465,000 and $2.0 million during the first, second and fourth quarters of 2020, respectively. See Note 2 for information considered in the Partnership’s evaluation of other-than-temporary impairment and provision for credit loss of the MRBs.

The provision for credit loss related to the Live 929 Apartments MRB was due to recent operational results, the borrower’s continued covenant forbearance, forbearance allowing for the deferral of principal payments granted in the fourth quarter of 2020 and declines in debt service coverage. The change in operating results at the Live 929 Apartments was primarily driven by the impact of the COVID-19 pandemic, which has had a significant impact on the student housing industry.

The provision for credit loss related to the Provision Center 2014-1 MRB was due to debt service shortfalls by the underlying commercial property, the borrower’s declaration of Chapter 11 bankruptcy protection and request for forbearance, and the general creditworthiness of proton therapy centers in the United States, including the impacts of the COVID-19 pandemic.

MRB Activity in 2020:

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the year ended December 31, 2020:

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

(3)

The MRB has a variable interest rate equal to 1-month LIBOR plus 3.25%, subject to a floor of 4.55%, during construction of the project until stabilization. Upon stabilization, the MRB will convert to a fixed interest rate of 4.35%.

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the year ended December 31, 2020:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Solano Vista - Series B	January	Vallejo, CA	96	1/1/2021	5.85%	$3,103,000
Montevista - Series B	August	San Pablo, CA	82	7/1/2021	8.00%	6,480,000
						$9,583,000

MRB Activity in 2019:

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding during the year ended December 31, 2019:

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
						$13,960,000

Geographic Concentrations

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States with significant concentrations in Texas, California and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2020	December 31, 2019
Texas	43%	43%
California	17%	18%
South Carolina	17%	17%

The following tables represent a description of certain terms of the Partnership’s MRBs as of December 31, 2020, and 2019:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2020
15 West Apartments - Series A (4)	2016	Vancouver, WA	7/1/2054	6.25%	$9,604,680
Arbors at Hickory Ridge (2)	2012	Memphis, TN	1/1/2049	6.25%	10,848,178
Arby Road Apartments - Series A (7)	2020	Las Vegas, NV	10/1/2027	5.35%	1,600,000
Arby Road Apartments - Series A (7)	2020	Las Vegas, NV	4/1/2041	5.50%	5,785,000
Avistar at Copperfield - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	13,815,817
Avistar on the Boulevard - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	15,572,093
Avistar at the Crest - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	9,140,656
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,173,292
Avistar at the Oaks - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	7,388,262
Avistar in 09 - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	6,379,479
Avistar on the Hills - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	5,058,171
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	983,121
Avistar at the Parkway - Series A (3)	2015	San Antonio, TX	5/1/2052	6.00%	12,721,014
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	123,973
Avistar at Wilcrest - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	5,235,915
Avistar at Wood Hollow - Series A (6)	2017	Austin, TX	5/1/2054	5.75%	39,756,184
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,235,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,652,804
Bruton Apartments (4)	2014	Dallas, TX	8/1/2054	6.00%	17,674,167
Columbia Gardens (4)	2015	Columbia, SC	12/1/2050	5.50%	12,775,000
Companion at Thornhill Apartments (4)	2016	Lexington, SC	1/1/2052	5.80%	11,055,254
Concord at Gulfgate - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	18,796,773
Concord at Little York - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	13,168,029
Concord at Williamcrest - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	20,398,687
Copper Gate Apartments (2)	2013	Lafayette, IN	12/1/2029	6.25%	4,955,000
Courtyard - Series A (4)	2016	Fullerton, CA	12/1/2033	5.00%	10,061,161
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	7,862,645
Crossing at 1415 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	7,331,821
Decatur Angle (4)	2014	Fort Worth, TX	1/1/2054	5.75%	22,270,729
Esperanza at Palo Alto (4)	2018	San Antonio, TX	7/1/2058	5.80%	19,218,417
Gateway Village (6)	2019	Durham, NC	4/1/2032	6.10%	2,600,000
Glenview Apartments - Series A (3)	2014	Cameron Park, CA	12/1/2031	5.75%	4,483,154
Greens Property - Series A (2)	2012	Durham, NC	10/1/2047	6.50%	7,829,000
Greens Property - Series B	2012	Durham, NC	10/1/2047	12.00%	925,607
Harden Ranch - Series A (2)	2014	Salinas, CA	3/1/2030	5.75%	6,621,823
Harmony Court Bakersfield - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	3,668,439
Harmony Terrace - Series A (4)	2016	Simi Valley, CA	1/1/2034	5.00%	6,791,096
Heights at 515 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	6,712,409
Heritage Square - Series A (3)	2014	Edinburg, TX	9/1/2051	6.00%	10,579,057
Las Palmas II - Series A (4)	2016	Coachella, CA	11/1/2033	5.00%	1,664,566
Live 929 Apartments (6)	2014	Baltimore, MD	7/1/2049	5.78%	39,465,000
Lynnhaven Apartments (6)	2019	Durham, NC	4/1/2032	6.10%	3,450,000
Montclair Apartments - Series A (3)	2014	Lemoore, CA	12/1/2031	5.75%	2,428,775
Montecito at Williams Ranch Apartments - Series A (6)	2017	Salinas, CA	10/1/2034	5.50%	7,626,287
Montevista - Series A (6)	2019	San Pablo, CA	7/1/2036	5.75%	6,720,000
Oaks at Georgetown - Series A (4)	2016	Georgetown, TX	1/1/2034	5.00%	12,135,392
Ocotillo Springs - Series A (6)	2020	Brawley, CA	8/1/2037	4.55%	2,023,500
Ohio Properties - Series A (1)	2010	Ohio	6/1/2050	7.00%	13,724,000
Ohio Properties - Series B	2010	Ohio	6/1/2050	10.00%	3,485,690
Provision Center 2014-1	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (3)	2015	Baton Rouge, LA	6/1/2050	6.00%	10,870,681
Rosewood Townhomes - Series A (6)	2017	Goose Creek, SC	7/1/2055	5.75%	9,259,206
Rosewood Townhomes - Series B	2017	Goose Creek, SC	8/1/2055	12.00%	469,781
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	9,805,000
San Vicente - Series A (4)	2016	Soledad, CA	11/1/2033	5.00%	3,432,246
Santa Fe Apartments - Series A (3)	2014	Hesperia, CA	12/1/2031	5.75%	2,942,370
Seasons at Simi Valley - Series A (4)	2015	Simi Valley, CA	9/1/2032	5.75%	4,236,876
Seasons Lakewood - Series A (4)	2016	Lakewood, CA	1/1/2034	5.00%	7,233,993
Seasons San Juan Capistrano - Series A (4)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,179,682
Silver Moon - Series A (3)	2015	Albuquerque, NM	8/1/2055	6.00%	7,697,891
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,665,000
South Pointe Apartments - Series A (6)	2017	Hanahan, SC	7/1/2055	5.75%	21,551,600
South Pointe Apartments - Series B	2017	Hanahan, SC	8/1/2055	12.00%	1,099,487
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	12,845,000
Summerhill - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	6,316,993
Sycamore Walk - Series A (4)	2015	Bakersfield, CA	1/1/2033	5.25%	3,517,919
The Palms at Premier Park Apartments (2)	2013	Columbia, SC	1/1/2050	6.25%	18,619,081
Tyler Park Townhomes (2)	2013	Greenfield, CA	1/1/2030	5.75%	5,767,938
The Village at Madera - Series A (4)	2016	Madera, CA	12/1/2033	5.00%	3,034,084
Village at Avalon (5)	2018	Albuquerque, NM	1/1/2059	5.80%	16,189,074
Village at River's Edge (4)	2017	Columbia, SC	6/1/2033	6.00%	9,802,479
Vineyard Gardens - Series A (6)	2017	Oxnard, CA	1/1/2035	5.50%	3,969,173
Westside Village Market (2)	2013	Shafter, CA	1/1/2030	5.75%	3,769,337
Willow Run (4)	2015	Columbia, SC	12/1/2050	5.50%	12,597,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,120,000
					$673,567,008

(1)	MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 16
(2)	MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 16

(3)	MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 16
(4)	MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 16

(5)    MRB held by Morgan Stanley in a secured financing transaction, see Note 16

(6)    MRB held by Mizuho Capital Markets, LLC in a secured financing transaction, see Note 16

(7)    Both MRBs are part of the same series but have different interest rates and maturity dates

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2019
15 West Apartments - Series A (5)	2016	Vancouver, WA	7/1/2054	6.25%	$9,673,117
Arbors at Hickory Ridge (3)	2012	Memphis, TN	1/1/2049	6.25%	10,985,959
Avistar at Copperfield - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	13,945,681
Avistar on the Boulevard - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	15,762,217
Avistar at the Crest - Series A (3)	2013	San Antonio, TX	3/1/2050	6.00%	9,252,257
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,181,107
Avistar at the Oaks - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	7,475,794
Avistar in 09 - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	6,455,058
Avistar on the Hills - Series A (3)	2013	San Antonio, TX	8/1/2050	6.00%	5,118,097
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	989,411
Avistar at the Parkway - Series A (4)	2015	San Antonio, TX	5/1/2052	6.00%	12,854,039
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	124,305
Avistar at Wilcrest - Series A (2)	2017	Houston, TX	5/1/2054	5.75%	5,285,131
Avistar at Wood Hollow - Series A (2)	2017	Austin, TX	5/1/2054	5.75%	40,129,878
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,315,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,767,616
Bruton Apartments (5)	2014	Dallas, TX	8/1/2054	6.00%	17,807,768
Columbia Gardens (5)	2015	Columbia, SC	12/1/2050	5.50%	12,922,000
Companion at Thornhill Apartments (5)	2016	Lexington, SC	1/1/2052	5.80%	11,178,557
Concord at Gulfgate - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	18,975,786
Concord at Little York - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	13,293,436
Concord at Williamcrest - Series A (5)	2015	Houston, TX	2/1/2032	6.00%	20,592,957
Copper Gate Apartments (3)	2013	Lafayette, IN	12/1/2029	6.25%	5,005,000
Courtyard - Series A (5)	2016	Fullerton, CA	12/1/2033	5.00%	10,147,686
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	7,970,921
Crossing at 1415 - Series A (5)	2015	San Antonio, TX	12/1/2052	6.00%	7,405,406
Decatur Angle (5)	2014	Fort Worth, TX	1/1/2054	5.75%	22,455,747
Esperanza at Palo Alto (5)	2018	San Antonio, TX	7/1/2058	5.80%	19,356,959
Gateway Village (2)	2019	Durham, NC	4/1/2032	6.10%	2,600,000
Glenview Apartments - Series A (4)	2014	Cameron Park, CA	12/1/2031	5.75%	4,533,958
Greens Property - Series A (3)	2012	Durham, NC	10/1/2047	6.50%	7,936,000
Greens Property - Series B	2012	Durham, NC	10/1/2047	12.00%	930,016
Harden Ranch - Series A (3)	2014	Salinas, CA	3/1/2030	5.75%	6,700,868
Harmony Court Bakersfield - Series A (5)	2016	Bakersfield, CA	12/1/2033	5.00%	3,699,987
Harmony Terrace - Series A (5)	2016	Simi Valley, CA	1/1/2034	5.00%	6,849,214
Heights at 515 - Series A (5)	2015	San Antonio, TX	12/1/2052	6.00%	6,779,777
Heritage Square - Series A (4)	2014	Edinburg, TX	9/1/2051	6.00%	10,695,037
Las Palmas II - Series A (5)	2016	Coachella, CA	11/1/2033	5.00%	1,679,022
Live 929 Apartments (7)	2014	Baltimore, MD	7/1/2049	5.78%	39,685,000
Lynnhaven Apartments (2)	2019	Durham, NC	4/1/2032	6.10%	3,450,000
Montclair Apartments - Series A (4)	2014	Lemoore, CA	12/1/2031	5.75%	2,456,298
Montecito at Williams Ranch Apartments - Series A (7)	2017	Salinas, CA	10/1/2034	5.50%	7,681,146
Montevista - Series A	2019	San Pablo, CA	7/1/2036	5.75%	6,720,000
Montevista - Series B	2019	San Pablo, CA	7/1/2021	5.75%	6,480,000
Oaks at Georgetown - Series A (5)	2016	Georgetown, TX	1/1/2034	5.00%	12,239,247
Ohio Properties - Series A (1)	2010	Ohio	6/1/2050	7.00%	13,857,000
Ohio Properties - Series B	2010	Ohio	6/1/2050	10.00%	3,504,170
Provision Center 2014-1 (2)	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (4)	2015	Baton Rouge, LA	6/1/2050	6.00%	11,001,027
Rosewood Townhomes - Series A (7)	2017	Goose Creek, SC	7/1/2055	5.75%	9,280,000
Rosewood Townhomes - Series B	2017	Goose Creek, SC	8/1/2055	12.00%	470,000
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	9,925,000
San Vicente - Series A (5)	2016	Soledad, CA	11/1/2033	5.00%	3,462,053
Santa Fe Apartments - Series A (4)	2014	Hesperia, CA	12/1/2031	5.75%	2,975,713
Seasons at Simi Valley - Series A (5)	2015	Simi Valley, CA	9/1/2032	5.75%	4,282,477
Seasons Lakewood - Series A (5)	2016	Lakewood, CA	1/1/2034	5.00%	7,295,901
Seasons San Juan Capistrano - Series A (5)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,283,916
Silver Moon - Series A (4)	2015	Albuquerque, NM	8/1/2055	6.00%	7,762,116
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,665,000
Solano Vista - Series B	2018	Vallejo, CA	1/1/2021	5.85%	3,103,000
South Pointe Apartments - Series A (7)	2017	Hanahan, SC	7/1/2055	5.75%	21,600,000
South Pointe Apartments - Series B	2017	Hanahan, SC	8/1/2055	12.00%	1,100,000
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	13,005,000
Summerhill - Series A (5)	2016	Bakersfield, CA	12/1/2033	5.00%	6,371,318
Sycamore Walk - Series A (5)	2015	Bakersfield, CA	1/1/2033	5.25%	3,559,011
The Palms at Premier Park Apartments (3)	2013	Columbia, SC	1/1/2050	6.25%	18,838,478
Tyler Park Townhomes (3)	2013	Greenfield, CA	1/1/2030	5.75%	5,837,595
The Village at Madera - Series A (5)	2016	Madera, CA	12/1/2033	5.00%	3,060,177
Village at Avalon (6)	2018	Albuquerque, NM	1/1/2059	5.80%	16,302,038
Village at River's Edge (5)	2017	Columbia, SC	6/1/2033	6.00%	9,872,297
Vineyard Gardens - Series A (7)	2017	Oxnard, CA	1/1/2035	5.50%	3,995,000
Westside Village Market (3)	2013	Shafter, CA	1/1/2030	5.75%	3,814,857
Willow Run (5)	2015	Columbia, SC	12/1/2050	5.50%	12,742,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,172,000
					$679,679,604

(1)   MRB owned by ATAX TEBS I, LLC (M24 TEBS), see Note 16

(2)   MRB owned by Deutsche Bank in a debt financing transaction, see Note 16

(3)   MRB owned by ATAX TEBS II, LLC (M31 TEBS), see Note 16

(4)   MRB owned by ATAX TEBS III, LLC (M33 TEBS), see Note 16

(5)   MRB owned by ATAX TEBS IV, LLC (M45 TEBS), see Note 16

(6)   MRB held by Morgan Stanley in a debt financing transaction, see Note 16

(7)   MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, see Note 16

7. Governmental Issuer Loans

Governmental issuer loans (“GILs”) owned by the Partnership are issued by state governmental authorities to provide construction financing for affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any state government, agency or authority and no state government, agency or authority is liable for them, nor is the taxing power of any state government pledged to the payment of principal or interest on the GILs. The GILs are secured by the borrower’s non-recourse obligation evidenced by a mortgage on all real and personal property associated with the underlying property. The sole source of the funds to pay principal and interest on the GILs is the net cash flow or the sale or refinancing proceeds from the underlying property. The GILs share a first mortgage lien position with the associated property loans also owned by the Partnership (see Note 11). The GILs are held in trust in connection with TOB Trust financings (see Note 16). The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction. The Partnership had the following investments and remaining funding commitments related to its GILs as of December 31, 2020:

							As of December 31, 2020
Property Name	Date Acquired	Property Location	Units	Maturity Date	Variable Interest Rate		Current Interest Rate	Amortized Cost	Maximum Remaining Commitment
Scharbauer Flats Apartments	June 2020	Midland, TX	300	1/1/2023 (1)	SIFMA + 3.10%		3.19%	$40,000,000	$-
Oasis at Twin Lakes	July 2020	Roseville, MN	228	8/1/2023 (2)	SIFMA + 3.25%	(3),(4)	3.75%	14,403,000	19,597,000
Centennial Crossings	August 2020	Centennial, CO	209	9/1/2023 (2)	SIFMA + 2.75%	(4)	3.25%	10,460,657	22,619,343
								$64,863,657	$42,216,343

(1)	The borrower may automatically extend the maturity to July 2023 and may further extend the maturity to January 2024 upon payment of a non-refundable extension fee.
(2)	The borrower may extend the maturity date to for a period not to exceed six months upon payment of a non-refundable extension fee.
(3)	The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)	The SIFMA index interest rate component is subject to a floor of 0.50%.

An affiliate of the Partnership has forward committed to purchase the GILs at maturity if the property has reached stabilization and other conditions are met (see Note 23). Affiliates of the borrower have guaranteed payment of principal and accrued interest on the GILs of 100% at origination, decreasing to 50% upon receipt of the certificate of occupancy, and decreasing to 25% upon achievement of 90% occupancy for 30 consecutive days.

8. Public Housing Capital Fund Trust Certificates

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

See Note 24 for a description of the methodology and significant assumptions for determining the fair value of the PHC Certificates. Unrealized gains or losses on the PHC Certificates were reported on the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the PHC Certificates.

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

The following tables summarize information regarding the Partnership’s real estate assets as of December 31, 2020 and 2019:

Real Estate Assets as of December 31, 2020
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,375,298	$42,574,566
The 50/50 MF Property	Lincoln, NE	475	-	32,940,854	32,940,854
Land held for development		(1)	1,675,997	-	1,675,997
					$77,191,417
Less accumulated depreciation					(18,150,215)
Net real estate assets					$59,041,202

(1)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Real Estate Assets as of December 31, 2019
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,073,728	$42,272,996
The 50/50 MF Property	Lincoln, NE	475	-	32,937,805	32,937,805
Land held for development		(1)	1,706,862	-	1,706,862
					$76,917,663
Less accumulated depreciation					(15,357,700)
Net real estate assets					$61,559,963

(1)	Land held for development consists of parcels of land in Gardner, KS and Richland County, SC and land development costs for a site in Omaha, NE.

Activity in 2020

In June 2020, the Partnership determined that the land held for development in Gardner, Kansas was impaired and recorded an impairment charge of $25,200, which represents the difference between the Partnership’s carrying value and the estimated fair value of the land as of the assessment date.

Activity in 2019

In September 2019, the Partnership determined that the land held for development in Gardner, KS was impaired. The Partnership recorded impairment charges of $75,000 in the third quarter of 2019. The impairment charge represented the difference between the Partnership’s carrying value and the estimated fair value of the land as of the assessment date.

10. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through a date approximately two to three years after construction completion. The return on these investments earned by the Partnership is reported as “Investment income” on the Partnership’s consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of December 31, 2020 and 2019 and remaining equity commitment amounts as of December 31, 2020:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of December 31, 2020	Carrying Value as of December 31, 2019	Maximum Remaining Equity Commitment as of December 31, 2020
Vantage at Waco	Waco, TX	288	August 2016	May 2018	$-	$9,337,166	$-
Vantage at Powdersville	Powdersville, SC	288	November 2017	February 2020	12,295,801	12,295,801	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	7,840,500	7,840,500	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	10,570,000	10,144,052	-
Vantage at Germantown	Germantown, TN	288	June 2018	March 2020	12,425,000	11,745,155	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	October 2020	14,640,000	13,516,425	-
Vantage at Coventry	Omaha, NE	294	September 2018	N/A	9,007,435	9,007,435	-
Vantage at Conroe	Conroe, TX	288	April 2019	N/A	10,406,895	8,078,519	-
Vantage at O'Connor	San Antonio, TX	288	October 2019	N/A	8,245,890	5,016,811	-
Vantage at Westover Hills	San Antonio, TX	288	January 2020	N/A	8,021,544	-	-
Vantage at Tomball	Tomball, TX	288	August 2020	N/A	9,280,134	-	1,425,562
Vantage at Hutto	Hutto, TX	288	November 2020	N/A	3,163,676	-	7,359,952
Vantage at San Marcos	San Marcos, TX	288	November 2020	N/A	981,695	-	8,943,914
		3,756			$106,878,570	$86,981,864	$17,729,428

Activity in 2020

In January 2020, the Partnership executed a $7.3 million equity commitment to fund construction of the Vantage at Westover Hills multifamily property.

In June 2020, Vantage at Waco sold substantially all assets to an unrelated third party and ceased operations. The Partnership has received cash of approximately $10.8 million as a result of the sale. The Partnership recognized approximately $1.5 million of “Investment Income” associated with the sale.

In August 2020, the Partnership executed a $10.4 million equity commitment to fund construction of the Vantage at Tomball multifamily property.

In November 2020, the Partnership executed a $10.5 million equity commitment to fund construction of the Vantage at Hutto multifamily property and a $9.9 million equity commitment to fund construction of the Vantage at San Marcos.

Activity in 2019

In April 2019, the Partnership executed a $9.0 million equity commitment to fund construction of the Vantage at Conroe multifamily property.

In September 2019, the membership interests of Vantage at Panama City Beach were sold to an unrelated third party. The Partnership received cash of approximately $22.7 million upon sale. The Partnership recognized approximately $547,000 of “Investment income” and approximately $10.5 million of “Gain on sale of investments in unconsolidated entities” associated with the sale. The Partnership may also be entitled to receive up to $325,000 of additional proceeds in future periods if certain gain contingencies are satisfied.

In December 2019, Vantage at Boerne sold substantially all its assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $15.2 million upon sale. The Partnership recognized approximately $1.2 million of “Investment income” and approximately $5.7 million as “Gain on sale of investments in unconsolidated entities” associated with the sale.

The following table provides summary combined financial information related to the Partnership’s investments in unconsolidated entities for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Property Revenues	$14,553,331	$12,541,852
Gain on sale of property	$6,106,279	$35,871,041
Net income (loss)	$(1,674,527)	$32,662,003

11. Property Loans, Net of Loan Loss Allowances

The following table summarize the Partnership’s property loans, net of loan loss allowances, as of December 31, 2020 and 2019:

	December 31, 2020
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Centennial Crossings (1)	3,017,729	-	3,017,729
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	911,232	(911,232)	-
Ohio Properties	2,390,446	-	2,390,446
Scharbauer Flats Apartments (1)	2,309,613	-	2,309,613
Total	$21,225,765	$(8,305,046)	$12,920,719
(1)	Property loans are held in trust in connection with a TOB Financings (see Note 16).

	December 31, 2019
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	405,717	-	405,717
Ohio Properties	2,390,446	-	2,390,446
Total	$15,392,908	$(7,393,814)	$7,999,094

During the year ended December 31, 2020, the Partnership recognized a provision for loan loss and associated loan loss allowance of approximately $911,000 related to the Live 929 Apartments property loan as the Partnership determined it was probable the outstanding balance will not be collectible. The interest to be earned on the Live 929 Apartments and Cross Creek property loans was on nonaccrual status for the years ended December 31, 2020 and 2019. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest earned since inception was not probable.  In addition, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status for the years ended December 31, 2020 and 2019 as, in management’s opinion, the interest was not considered collectible.

Activity in 2020

Concurrent with the acquisition of its GILs (see Note 7), the Partnership has committed to provide property loans for the construction of the underlying properties on a draw-down basis. The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrower have guaranteed payment of principal and accrued interest on the GILs of 100% at origination, decreasing to 50% upon receipt of the certificate of occupancy, and decreasing to 25% upon achievement of 90% occupancy for 30 consecutive days. The following is a summary of property loans, and the remaining funding commitments, that were entered into during 2020:

			As of December 31, 2020
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

During the year end December 31, 2020, the Partnership advanced Live 929 Apartments approximately $505,000 under the secured property loan entered into in August 2019. A loan loss allowance was established for these advances during the year ended December 31, 2020.

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

The following table summarizes the changes in the Partnership’s loan loss allowance for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Balance, beginning of year	$7,393,814	$7,393,814
Provision for loan loss (1)	911,232	-
Balance, end of year	$8,305,046	$7,393,814
(1)	The provision for loan loss is related to the Live 929 Apartments property loan.

12. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Current income tax expense	$185,910	$195,861
Deferred income tax benefit	(105,920)	(149,874)
Total income tax expense	$79,990	$45,987

The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income in the Greens Hold Co and the impact of deferred income taxes. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.). The deferred tax assets and liabilities are valued based on enacted tax rates. The Greens Hold Co had net deferred tax assets of approximately $532,000 and $426,000 as of December 31, 2020 and 2019, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable and recorded no valuation allowance as of December 31, 2020 and 2019.

For the years ended December 31, 2020 and 2019, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due to state income taxes (net of the effect on federal income tax).

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There were no uncertain tax positions, accrued interest or penalties as of December 31, 2020 and 2019.

The Partnership files U.S. federal and state tax returns. The Partnership’s returns for years 2017 through 2019 remain subject to examination by the Internal Revenue Service.

13. Other Assets

The following table summarizes the Partnership’s other assets as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Deferred financing costs, net	$390,649	$353,862
Fair value of derivative instruments (Note 18)	321,503	10,911
Taxable mortgage revenue bonds, at fair value	1,510,437	1,383,237
Bond purchase commitments, at fair value (Note 19)	431,879	-
Operating lease right-of-use assets, net	1,648,742	1,673,242
Other assets	1,605,374	1,641,099
Total other assets	$5,908,584	$5,062,351

As of December 31, 2020 and 2019, the operating lease right-of-use assets consisted primarily of a ground lease at The 50/50 MF Property (see Note 14).

See Note 24 for a description of the methodology and significant assumptions for determining the fair value of the derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “interest expense” on the Partnership’s consolidated statements of operations. Unrealized gains or losses on taxable MRBs and bond purchase commitments are recorded in the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

The following table includes details of the taxable MRB acquired during the year ended December 31, 2020:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Principal Acquired
Ocotillo Springs - Series A-T	July	Brawley, CA	75	8/1/2022	4.91%	(1)	$ -	(2)

(1)	The taxable MRB has a variable interest rate equal to the 1-month LIBOR plus 3.55%, subject to a floor of 4.91%.
(2)

The Partnership has committed to provide total funding of the taxable MRB up to $7.0 million during construction and lease-up of the property on a drawdown basis. No funds have been advanced as of December 31, 2020.

14. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Accounts payable	$94,674	$93,834
Accrued expenses	2,755,010	2,529,982
Accrued interest expense	3,433,247	2,690,076
Operating lease liabilities	2,149,001	2,138,783
Other liabilities	1,517,633	1,583,492
Total accounts payable, accrued expenses and other liabilities	$9,949,565	$9,036,167

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of December 31, 2020, the minimum aggregate annual payment due under the agreement is approximately $135,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $168,000 for the years ended December 31, 2020 and 2019, respectively, and are reported within “Real estate operating expenses” on the Partnership’s consolidated statements of operations.

The following table summarizes the Partnership’s contractual payments related to operating leases and a reconciliation to the carrying value of operating lease liabilities as of December 31, 2020.

2021	$138,394
2022	141,119
2023	143,561
2024	144,706
2025	147,598
Thereafter	4,369,676
Total	5,085,054
Less: Amount representing interest	(2,936,053)
Total operating lease liabilities	$2,149,001

15. Unsecured Lines of Credit

The following tables summarize the Partnership’s unsecured lines of credit as of December 31, 2020 and 2019:

Unsecured Lines of Credit	Outstanding as of December 31, 2020	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$7,475,000	$50,000,000	June 2022	Variable (1)	Monthly	2.65%
Bankers Trust operating	-	10,000,000	June 2022	Variable (1)	Monthly	3.40%
Total unsecured lines of credit	$7,475,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2019	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$13,200,000	$50,000,000	June 2021	Variable (1)	Monthly	4.19%
Bankers Trust operating	-	10,000,000	June 2021	Variable (1)	Monthly	4.94%
Total unsecured lines of credit	$13,200,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

The Partnership has entered into a Credit Agreement (the “Credit Agreement”) for an unsecured LOC (“non-operating LOC”) of up to $50.0 million with Bankers Trust, the Partnership’s sole lead arranger and administrative agent.  The Credit Agreement originated in May 2015 and has been subsequently amended. The non-operating LOC bears interest at a variable rate equal to 2.5% plus the 30-day London Interbank Offered Rate (“LIBOR”), subject to a floor of 0.1% as of December 31, 2020. The proceeds of the non-operating LOC are used by the Partnership to purchase multifamily real estate assets, MRBs, taxable MRBs and GILs.  The Partnership intends to repay each advance either through alternative long-term debt or equity financing. The principal amount of each acquisition advance is due on the 270th day following the advance date (the “Repayment Date”).  The Partnership may extend any Repayment Date for up to three additional 90-day periods. In order to extend the Repayment Date, the Partnership must make principal payments equal to 5% of the original advance for the first extension, 10% for the second extension, and 20% for the third extension. The Repayment Date may not be extended beyond the stated maturity of the non-operating LOC. The Repayment Date for the balance outstanding as of December 31, 2020, exclusive of available extensions, is March 2021, though the Partnership may extend final repayment of the amount due to December 2021 by making partial repayments. The non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of December 31, 2020.

During 2020 and 2019, the Partnership had an unsecured operating Line of Credit (“operating LOC”) with Bankers Trust. The operating LOC bears interest at a variable rate equal to 3.25% plus the 30-day LIBOR. The Partnership is required to make principal payments to reduce the outstanding principal balance on the operating LOC to zero for fifteen consecutive days during each calendar quarter.  The Partnership fulfilled this requirement throughout 2020 and for the first quarter of 2021.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of December 31, 2020:

	Outstanding Debt Financings as of December 31, 2020, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$39,825,019	$238,760	2010	May 2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	78,272,018	4,999	2014	July 2024	Weekly	SIFMA	0.12%	1.34%	1.46%
Fixed - M33	30,796,097	2,606	2015	September 2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	215,825,022	5,000	2018	July 2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	103,086,756	77,500,000	2020	September 2025	Monthly	3-month LIBOR	0.22%	9.00%	9.22% (3)

TOB & Term A/B Trusts Securitization
Fixed - Term TOB (4)	13,001,530	-	2019	May 2022	N/A	N/A	N/A	N/A	3.53%
Variable - TOB (5)	193,151,198	-	2019 - 2020	July 2022 - December 2023	Weekly	SIFMA/OBFR	0.29% - 0.39%	0.89% - 1.67%	1.18% - 2.06%
Total Debt Financings	$673,957,640

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)

The Partnership has entered into two total return swap transactions with the Secured Notes as the reference security and notional amounts totaling the outstanding principal on the Secured Notes. The total return swaps effectively net down the interest rate on the Secured Notes. Considering the effect of the total return swaps, the effective net interest rate is 4.25% for approximately $40.0 million of the Secured Notes and 1.00% for approximately $63.5 million of the Secured Notes as of December 31, 2020. See Note 18 for further information on the total return swaps.

(4)	The Term TOB Trust is securitized by the Village at Avalon MRB.

(5)    The following table summarizes the individual TOB Trust securitizations as of December 31, 2020:

	Outstanding Financing as of December 31, 2020, net	Financing Facility Provider	Year Acquired	Stated Maturity	Reset Frequency	Variable Rate Index	Index Based Rates	Facility Fees	Period End Rates
Variable - TOB Securitization
Live 929	$31,553,785	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.66%	1.95%
Montecito at Williams Ranch - Series A	6,915,682	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.17%	1.46%
Rosewood Townhomes - Series A	7,691,507	Mizuho	2019	July 2023	Weekly	SIFMA	0.39%	1.17%	1.56%
South Pointe Apartments - Series A	17,976,559	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.17%	1.46%
Vineyard Gardens - Series A	3,587,685	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.17%	1.46%
Avistar at Copperfield - Series A	11,729,379	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Avistar at Wilcrest - Series A	4,433,372	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Avistar at Wood Hollow - Series A	33,776,383	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Gateway Village	2,173,253	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Lynnhaven	2,887,257	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Montevista - Series A	5,668,324	Mizuho	2020	December 2023	Weekly	SIFMA	0.29%	1.27%	1.56%
Ocotillo Springs - Series A	1,765,167	Mizuho	2020	July 2022	Weekly	SIFMA	0.29%	0.89%	1.18%
Trust 2020-XF2907 (1)	58,353,917	Mizuho	2020	September 2023	Weekly	OBFR	0.33%	0.89%	1.22%
Trust 2020-XF2908 (2)	4,638,928	Mizuho	2020	September 2023	Weekly	OBFR	0.33%	0.89%	1.22%
Total TOB Financing\ Weighted Average Period End Rate	$193,151,198								1.63%

(1)	The TOB Trust is securitized by the Scharbauer Flats Apartments, Oasis at Twin Lakes, and Centennial Crossings GILs.
(2)	The TOB Trust is securitized by the Scharbauer Flats Apartments and Centennial Crossings property loans.

The following table summarizes the Partnership’s Debt Financing, net of deferred financing costs, as of December 31, 2019:

	Outstanding Debt Financings as of December 31, 2019, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$40,495,442	$204,000	2010	May 2027	N/A	N/A	N/A	3.05%
Variable - M31 (1)	79,505,180	4,999	2014	July 2024	Weekly	1.64%	1.54%	3.18%
Fixed - M33	31,367,147	2,606	2015	September 2030	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	217,603,233	5,000	2018	July 2034	N/A	N/A	N/A	3.82%

TOB & Term A/B Trusts Securitization
Variable - TOB (3)	102,591,789	-	2019	July 2020 - September 2020	Weekly	1.79% - 2.08%	1.12% - 1.66%	2.96% - 3.45%
Fixed - Term TOB (3)	21,073,418	-	2014 - 2019	January 2020 - May 2022	N/A	N/A	N/A	3.53% - 4.01%
Fixed - Term A/B (3)	43,561,212	-	2017 - 2019	February 2020 - February 2027	N/A	N/A	N/A	4.46% - 4.53%
Total Debt Financings	$536,197,421

(1)	Facility fees have a variable component.
(2)

M45 TEBS has an initial interest rate of 3.82% through July 31, 2023.  From August 1, 2023 through the stated maturity date, the interest rate is 4.39%.  These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)	The following table summarizes the individual TOB, Term TOB and Term A/B Trust securitizations as of December 31, 2019:

	Outstanding Financing as of December 31, 2019, net	Financing Facility Provider	Year Acquired	Stated Maturity	Reset Frequency	SIFMA Based Rates	Facility Fees	Period End Rates
Variable - TOB Securitization
Live 929	$31,733,007	Mizuho	2019	August 2020	Weekly	1.79%	1.66%	3.45%
Montecito at Williams Ranch - Series A	6,899,653	Mizuho	2019	August 2020	Weekly	1.79%	1.17%	2.96%
PHC Certificate Trust 1	20,067,635	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
PHC Certificate Trust 2	3,786,197	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
PHC Certificate Trust 3	10,850,103	Mizuho	2019	September 2020	Weekly	2.08%	1.12%	3.20%
Rosewood Townhomes - Series A	7,687,958	Mizuho	2019	July 2020	Weekly	1.79%	1.17%	2.96%
South Pointe Apartments - Series A	17,992,112	Mizuho	2019	July 2020	Weekly	1.79%	1.17%	2.96%
Vineyard Gardens - Series A	3,575,124	Mizuho	2019	August 2020	Weekly	1.79%	1.17%	2.96%
Total TOB Financing\ Weighted Average Period End Rate	$102,591,789							3.19%

	Outstanding Financing as of December 31, 2019, net	Financing Facility Provider	Year Acquired	Stated Maturity	Fixed Interest Rate
Fixed - Term TOB Securitization
Provision Center 2014-1	$8,010,000	Deutsche Bank	2014	January 2020	4.01%
Village at Avalon	13,063,418	Morgan Stanley	2019	May 2022	3.53%
Total Fixed Term TOB Financing\ Weighted Average Period End Rate	$21,073,418				3.71%

Fixed - Term A/B Trusts Securitization
Avistar at Copperfield - Series A	$8,385,080	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wilcrest - Series A	3,142,267	Deutsche Bank	2017	February 2027	4.46%
Avistar at Wood Hollow - Series A	26,773,109	Deutsche Bank	2017	February 2027	4.46%
Gateway Village	2,260,628	Deutsche Bank	2019	February 2020	4.53%
Lynnhaven	3,000,128	Deutsche Bank	2019	February 2020	4.53%
Total Fixed A/B Trust Financing\ Weighted Average Period End Rate	$43,561,212				4.47%

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

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

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

As of December 31, 2020 and 2019, the Partnership posted restricted cash as contractually required under the terms of the four TEBS Financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS Financings (see Note 18).

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

Secured Notes Financings (“Secured Notes”)

In September 2020, ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, issued Secured Notes to Mizuho with an aggregate principal amount of $103.5 million. The Secured Notes are secured by the Partnership’s residual certificates associated with its four TEBS Financings. The Secured Notes bear interest at a variable rate equal to the 3-month LIBOR plus 9.00%, payable monthly. Interest due on the Secured Notes will be paid from receipts related to the TEBS Financing residual certificates. Future receipts of principal related to the TEBS Financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities of ATAX TEBS Holdings, LLC under the Secured Notes. If ATAX TEBS Holdings, LLC defaults on its obligations under the Secured Notes and the Partnership does not cure the default, the Partnership’s TEBS Financing residual certificates and their related rights to the underlying TEBS assets will be assigned to Mizuho. If this occurs, the Partnership will cease to be the primary beneficiary of the TEBS Financing VIEs and such VIEs will no longer be consolidated in the Partnership’s consolidated financial statements. Concurrent with the issuance of the Notes, the Partnership entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes (see Note 18). Of the $103.5 million of proceeds from the Secured Notes, approximately $26.0 million was received in cash by the Partnership during 2020 and approximately $77.5 million was deposited with Mizuho as collateral for the total return swaps.

The restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of two total return swaps that have the Secured Notes as the reference security (see Note 18).

TOB, Term TOB and Term A/B Trust Financings

Mizuho Capital Markets

The Partnership has entered into various TOB Trust financings with Mizuho secured by MRBs, GILs, and property loans. Under each TOB Trust structure, the trustee issues senior Floater Certificates and Residual Certificates that represent beneficial interests in the securitized asset held by the TOB Trust. The Floater Certificates are sold to unaffiliated investors and entitle the holder to cash flows from the securitized assets at a variable interest rate. The Floater Certificates are credit enhanced by Mizuho such that Mizuho will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the Floater Certificate holders. The Partnership would then be required to reimburse Mizuho for any credit enhancement payments. The Residual Certificates are retained by the Partnership and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Floater Certificates and related trust fees, as well as certain other rights to the securitized assets.

The TOB Trusts with Mizuho require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  In addition, the Master Trust Agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remained listed on the NASDAQ.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the senior interests issued by each TOB Trust. The Partnership was in compliance with these covenants as of December 31, 2020.

The Partnership may also be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho. The amount of collateral posting required is dependent on the valuation of the underlying MRBs, GILs and property loans in relation to thresholds set by Mizuho. There was no requirement to post collateral for the TOB Trusts with Mizuho as of December 31, 2020 and 2019.

Deutsche Bank

The Partnership previously executed a Master Trust Agreement with Deutsche Bank that allowed the Partnership to execute multiple TOB, Term TOB and Term A/B Trust (collectively, “Trusts”) structures upon the approval and agreement of terms by Deutsche Bank. The Master Trust Agreement contained covenants with which the Partnership was required to comply. In April 2020, the Partnership terminated its Master Trust Agreement with Deutsche Bank and the Partnership is no longer subject to the debt covenants in the Master Trust Agreement.

In January 2020, the variable rate TOB Trust financings associated with the PHC Certificates were collapsed and all principal and interest were paid in full in conjunction with the Partnership’s sale of the PHC Certificates to an unrelated party (see Note 8).

In April 2020, in conjunction with the termination of the Master Trust Agreement, the Partnership collapsed its Term TOB Trust and all Term A/B Trust financings with Deutsche Bank.  All outstanding principal and interest related to the Term A/B Trust financings were paid off in full, and the Partnership paid a one-time fee of approximately $454,000 to terminate the trusts.

Morgan Stanley Bank

In May 2019, the Partnership entered into a Term TOB Trust financing with Morgan Stanley Bank, N.A. (“Morgan Stanley”) secured by an MRB. Under the Term TOB Trust structure, the trustee issued Class A and Class B Certificates that represent beneficial interests in the securitized asset held by the Term TOB Trust. Morgan Stanley has purchased the Class A Certificates and the Partnership has retained the Class B Certificates of the Trust. The Class B Certificates grant the Partnership certain rights to the securitized asset.

The Term TOB Trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply.  The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The Partnership was in compliance with all covenants as of December 31, 2020.

Contractual Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2021	$5,894,456
2022	21,448,689
2023	195,504,816
2024	87,839,152
2025	11,363,784
Thereafter	354,282,244
Total	676,333,141
Unamortized deferred financing costs and debt premium	(2,375,501)
Total debt financing, net	$673,957,640

17. Mortgages Payable and Other Secured Financing

The Partnership has entered into mortgages payable and other secured financings collateralized by MF Properties. The following is a summary of the mortgages payable and other secured financing, net of deferred financing costs, as of December 31, 2020 and 2019:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2020, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$2,521,308	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	23,463,564	2020	April 2027	Fixed	4.35%
Total Mortgage Payable\Weighted Average Period End Rate	$25,984,872				4.36%

MF Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2019, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Reset Frequency	Variable Based Rate		Period End Rate
The 50/50 MF Property--TIF Loan	$2,859,390	2014	March 2020	Fixed	N/A	N/A		4.65%
The 50/50 MF Property--Mortgage	23,942,856	2013	March 2020	Variable	Monthly	4.75%	(1)	4.75%
Total Mortgage Payable\Weighted Average Period End Rate	$26,802,246							4.74%

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

Contractual Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2021	$835,130
2022	869,599
2023	908,564
2024	946,558
2025	1,782,213
Thereafter	20,644,450
Total	25,986,514
Unamortized deferred financing costs	(1,642)
Total mortgages payable and other secured financings, net	$25,984,872

18. Derivative Financial Instruments

In September 2020, the Partnership entered into two total return swap transactions. The following table summarizes the terms of the Partnership’s total return swaps as of December 31, 2020:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of December 31, 2020
Sept 2020	39,970,485	Sept 2020	Sept 2025	4.25% (1)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	$77,995
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	215,631
								$293,626

(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

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

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a notional amount of $40.0 million, requires the Partnership to maintain cash collateral equal to 35% of the notional amount, which was approximately $14.0 million as of December 31, 2020. The second total return swap with a notional amount of $63.5 million, requires the Partnership to maintain cash collateral equal to 100% of the notional amount, which was approximately $63.5 million as of December 31, 2020. Through March 2022, the Partnership has the option to allocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million, and receive net cash proceeds of approximately 65% of the reallocated notional amount. The second total return swap terminates in March 2022 and any remaining cash collateral will be used to pay down the principal balance of the Secured Notes.

The following tables summarize the Partnership’s interest rate cap agreements as of December 31, 2020 and 2019:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2020
Aug 2019	77,979,924	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$27,877
							$27,877

(1)	See Notes 16 and 24 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2019
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Wells Fargo Bank	$-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	Royal Bank of Canada	-
July 2015	27,033,788	Aug 2020	3.0%	SIFMA	TOB Trusts	SMBC Capital Markets, Inc	-
June 2017	81,101,364	Aug 2020	1.5%	SIFMA	TOB Trusts	Barclays Bank PLC	4,090
Sept 2017	58,090,000	Sept 2020	4.0%	SIFMA	TOB Trusts	Barclays Bank PLC	-
Aug 2019	79,333,280	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	6,821
							$10,911

(1)	See Notes 16 and 24 for additional details.

In August 2019, the Partnership purchased an interest rate derivative intended to cap the variable interest rate component of the M31 TEBS Financing at 4.5%. The Partnership paid approximately $30,000 for the interest rate derivative.

The Partnership’s derivative financial instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Interest expense” on the Partnership’s consolidated statements of operations. See Note 24 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative financial instruments are presented within “Other assets” on the Partnership’s consolidated balance sheets.

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt.  The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in other comprehensive income. The following table summarizes the Partnership’s bond purchase commitment as of December 31, 2020:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Rate	Estimated Closing Date	Fair Value as of December 31, 2020
CCBA Senior Garden Apartments	July 2020	$3,807,000	4.50%	Q3 2022	$431,879

Mortgage Revenue Bond and Taxable Mortgage Revenue Bond Commitments

The Partnership has committed to fund additional proceeds related to the Ocotillo Springs - Series A MRB (see Note 6) and Series A-T taxable MRB (see Note 13) while the property is under construction. The Partnership’s remaining maximum commitments related to the Series A MRB and Series A-T taxable MRB totaled approximately $13.0 million and $7.0 million, respectively, as of December 31, 2020.

Governmental Issuer Loan Commitments

The Partnership has outstanding commitments to fund additional proceeds related to its GILs while the properties are under construction.  See Note 7 for disclosure of remaining commitments.

Equity Investment Commitments

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has outstanding commitments to contribute equity to unconsolidated entities.  See Note 10 for disclosure of remaining commitments.

Property Loan Commitments

The Partnership has committed to fund additional proceeds related to property loans for Scharbauer Flats Apartments, Oasis at Twin Lakes Apartments and Centennial Crossings Senior Apartments while the properties are under construction. See Note 11 for disclosure of remaining commitments.

Construction Loan Guarantees

The Partnership entered into guaranty agreements for construction loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur.  All guarantees were initially for the entire amount of the construction loans and decrease based on the achievement of certain events or financial ratios, as defined by the respective construction loan agreement.  The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of December 31, 2020:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Construction Loan	Construction Loan Balance as of December 31, 2020	Partnership's Maximum Exposure as of December 31, 2020	Guarantee Terms
Vantage at Stone Creek	2018	$30,824,000	$30,501,955	$15,250,978	(1)
Vantage at Coventry	2018	31,500,000	29,295,571	14,647,786	(1)

(1)	The Partnership’s maximum exposure will decrease to 25% of the construction loan balance when certain debt service coverage levels are achieved by the borrower.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of December 31, 2020:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of December 31, 2020
Ohio Properties	2011	2026	$3,011,522
Greens of Pine Glen, LP	2012	2027	2,046,028

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

The following table summarizes the Series A Preferred Units outstanding as of December 31, 2020 and 2019:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of December 31, 2020 and December 31, 2019	9,450,000	$94,500,000

21. Issuances of Beneficial Unit Certificates

In December 2019, a “shelf” Registration Statement on Form S-3 was declared effective by the SEC and allows the Partnership to offer up to $225.0 million of BUCs for sale from time to time. This Registration Statement will expire in December 2022.

22. Restricted Unit Awards

The Partnership’s 2015 Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 3.0 million BUCs.  RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner; or upon death or disability of the Plan participant. In December 2020, the Board of Managers of Greystone Manager determined that 50,000 of the Partnership’s previous CEO’s unvested restricted unit awards were fully vested and all related compensation expense was recognized immediately. In September 2019, all of the restrictions applicable to the previously unvested RUAs lapsed and all such RUAs became immediately vested and nonforfeitable upon the closing of the acquisition of all of the issued and outstanding partnership interests in the General Partner from Burlington Capital LLC by Greystone.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $1.0 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively.  Compensation expense is reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.

The following table summarizes the RUA activity for years ended December 31, 2020 and 2019:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Nonvested as of January 1, 2019	265,290	$6.14
Granted	353,197	7.74
Vested	(618,487)	7.05
Nonvested as of December 31, 2019	-	$-
Granted	290,000	4.98
Vested	(154,386)	4.98
Forfeited	(2,802)	4.98
Nonvested as of December 31, 2020	132,812	$4.98

The unrecognized compensation expense related to nonvested RUAs granted under the Plan was $412,000 as of December 31, 2020. The remaining compensation expense is expected to be recognized over a weighted average period of 1.4 years.  The total intrinsic value of unvested RUAs was approximately $564,000 as of December 31, 2020.

23. Transactions with Related Parties

Effective September 10, 2019, Greystone acquired all issued and outstanding partnership interests of AFCA 2 from Burlington Capital LLC and an affiliate, at which time Burlington Capital LLC and its affiliates (collectively, “Burlington”) ceased to be related parties of the Partnership.

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

The amounts in the following table represent amounts reimbursable to AFCA 2, the general partner of AFCA 2, or an affiliate for the years ended December 31, 2020 and 2019:

	2020	2019
Reimbursable salaries and benefits	$4,625,222	$4,702,754
Other expenses	57,424	19,622
Office expenses	257,641	17,630
Insurance	312,530	243,773
Professional fees and expenses	105,208	82,962
	$5,358,025	$5,066,741

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s consolidated financial statements for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Partnership administrative fees paid to AFCA 2 (1)	$3,585,000	$3,620,000
Property management fees paid to an affiliate (2)	-	101,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (3)	53,000	131,000

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

(2)

A former affiliate of AFCA 2, Burlington Capital Properties, LLC, provides property management, administrative and marketing services for The 50/50 MF Property. Burlington Capital Properties, LLC ceased to be a related party of the Partnership effective September 10, 2019. The disclosed amounts are only for property management fees earned during the periods that Burlington Capital Properties, LLC was considered a related party of the Partnership. The property management fees are reported within “Real estate operating expenses” on the Partnership’s consolidated statements of operations.

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

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs, GILs, and certain property loans for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported on the Partnership’s consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs, GILs, and certain property loans and affiliates for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Non-Partnership property administrative fees received by AFCA 2 (1)	$36,000	$36,000
Investment/mortgage placement fees received by AFCA 2 (2)	2,277,000	1,362,000

(1)

AFCA 2 received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership.  These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. The disclosed amounts represent administrative fees received by AFCA 2 during the periods specified.

(2)	AFCA 2 received placement fees in connection with the acquisition of certain MRBs, GILs, property loans, and investments in unconsolidated entities.

Burlington Capital Properties, LLC provided services to seven of the properties collateralizing MRBs and one of the Partnership’s investments in unconsolidated entities for the year ended December 31, 2019. These property management fees were paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs and property loans, as applicable, and the construction loan for the unconsolidated entity.

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

In October 2020, the Partnership executed an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee equal to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate.  There were no fees paid under this agreement for the year ended December 31, 2020.

The Partnership reported receivables due from unconsolidated entities of approximately $53,000 and $116,000 as of December 31, 2020 and 2019, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $344,000 and $301,000 as of December 31, 2020 and 2019, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets.

24. Fair Value of Financial Instruments

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

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.  To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of the hierarchy are defined as follows:

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
•

Level 2 - inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 - inputs are unobservable inputs for asset or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis.

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs, and bond purchase commitments as of December 31, 2020 and 2019, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs, taxable MRBs and bond purchase commitments are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments are categorized as Level 3 assets.

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of December 31, 2020 and 2019 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Mortgage revenue bonds	1.4% - 13.3%	2.4% - 8.5%	3.0%	3.8%
Taxable mortgage revenue bonds	7.1% - 7.4%	8.7% - 8.9%	7.3%	8.8%
Bond purchase commitments	3.5%	N/A	3.5%	N/A

(1)	Weighted by the total principal outstanding of all the respective securities as of the reporting date.

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

The Partnership reviewed the inputs used by the primary third-party pricing service by reviewing source information and reviewed the methodology for reasonableness.  The Partnership also engaged a second third-party pricing service to confirm the values developed by the primary third-party pricing service. The valuation methodologies used by the third-party pricing services encompassed the use of judgment in their application. Due to the judgments involved, the fair value measurement of the Partnership’s investment in PHC Certificates were categorized as Level 3 assets. As of December 31, 2019, the range of effective yields on the PHC Certificates was 4.4% to 5.3% per annum, with a weighted average effective yield of 5.2% when weighted by the principal outstanding of all PHC Certificates as of the reporting date.

Derivative Financial Instruments

The effect of the Partnership’s interest rate caps is to set a cap, or upper limit, subject to performance of the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement. The inputs in the interest rate cap agreement valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms. The effect of the Partnership’s total return swaps is to lower the net interest rate related to the Partnership’s Secured Notes equal to the notional amount of the derivative instruments. The inputs in the total return swap valuation model include changes in the value of the Secured Notes and the associated changes in value of the underlying assets securing the Secured Notes, accrued and unpaid interest, and any potential gain share amounts. The fair value of the interest rate cap agreements and total return swaps are based on models whose inputs are not observable and therefore the inputs are categorized as Level 3 assets or liabilities.

Assets measured at fair value on a recurring basis as of December 31, 2020 are summarized as follows:

	Fair Value Measurements as of December 31, 2020
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$768,468,644	$-	$-	$768,468,644
Mortgage revenue bonds	25,963,841	-	-	25,963,841
Bond purchase commitments (reported within other assets)	431,879	-	-	431,879
Taxable mortgage revenue bonds (reported within other assets)	1,510,437	-	-	1,510,437
Derivative financial instruments (reported within other assets)	321,503	-	-	321,503
Total Assets at Fair Value, net	$796,696,304	$-	$-	$796,696,304

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2020:

	For the Years Ended December 31, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance January 1, 2020	$773,597,465	$-	$43,349,357	$1,383,237	$10,911	$818,340,970
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	125,050	-	(7,219)	-	2,026,070	2,143,901
Included in earnings (impairment of securities and provision for credit loss)	(7,318,590)	-	-	-	-	(7,318,590)
Included in earnings (gain on sale of securities)	-	-	1,416,023	-	-	1,416,023
Included in other comprehensive (loss) income	34,126,208	431,879	(1,408,804)	136,046	-	33,285,329
Purchases	9,513,450	-	-	-	-	9,513,450
Sale of securities	-	-	(43,349,357)	-	-	(43,349,357)
Settlements	(15,611,098)	-	-	(8,846)	(1,715,478)	(17,335,422)
Ending Balance December 31, 2020	$794,432,485	$431,879	$-	$1,510,437	$321,503	$796,696,304
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2020	$(7,318,590)	$-	$-	$-	$116,899	$(7,201,691)

(1)	Mortgage revenue bonds include both bonds held in trust as well as those held by the Partnership.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 are summarized as follows:

	Fair Value Measurements as of December 31, 2019
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$743,587,715	$-	$-	$743,587,715
Mortgage revenue bonds	30,009,750	-	-	30,009,750
PHC Certificates	43,349,357	-	-	43,349,357
Taxable mortgage revenue bonds (reported within other assets)	1,383,237	-	-	1,383,237
Derivative instruments (reported within other assets)	10,911	-	-	10,911
Total Assets at Fair Value, net	$818,340,970	$-	$-	$818,340,970

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

Total gains and losses included in earnings for the derivative financial instruments are reported within “Interest expense” on the Partnership’s consolidated statements of operations.

As of December 31, 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, the financial capacity of guarantors, and the probability that conditions to Greystone Servicing Company LLC’s commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs are categorized as Level 3 assets. The fair value of the GILs approximates amortized cost as of December 31, 2020.

As of December 31, 2020 and 2019, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS Financings are credit enhanced by Freddie Mac. The TOB Trust financings are credit enhanced by Mizuho. The table below summarizes the fair value of the Partnership’s financial liabilities as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$673,957,640	709,760,933	$536,197,421	$554,993,494
Unsecured lines of credit	7,475,000	7,475,000	13,200,000	13,200,000
Mortgages payable and other secured financing	25,984,872	25,986,514	26,802,246	26,812,851

25. Segments

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties and a commercial property in their market areas.  Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s consolidated balance sheets.  As of December 31, 2020, the Partnership reported 77 MRBs and three GILs.  The Residential Properties financed by the MRBs and GILs contain a total of 11,114 and 737 rental units, respectively. In addition, one MRB (Provision Center 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership’s consolidated statements of operations are reported within this segment.

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership (see Note 9). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of December 31, 2020, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense (benefit) for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trusts Segment

The Public Housing Capital Fund Trusts segment consisted of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates (see Note 8) and the related TOB Trust financings. In January 2020, the Partnership sold the PHC Certificates to an unrelated party, and the related TOB Trust financings were collapsed and all principal and interest was paid in full.  As a result, the Public Housing Capital Fund Trusts segment has no activity after January 2020.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (see Note 10) and property loans to certain market-rate multifamily properties (see Note 11).

The following table details certain financial information for the Partnership’s reportable segments for the December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Total revenues
Mortgage Revenue Bond Investments	$41,877,394	$41,348,004
MF Properties	6,986,009	8,081,029
Public Housing Capital Fund Trusts	174,470	2,368,541
Other Investments	6,490,695	10,520,439
Total revenues	$55,528,568	$62,318,013

Interest expense
Mortgage Revenue Bond Investments	$19,821,502	$21,862,030
MF Properties	1,196,393	1,444,700
Public Housing Capital Fund Trusts	197,993	1,410,564
Other Investments	-	-
Total interest expense	$21,215,888	$24,717,294

Depreciation expense
Mortgage Revenue Bond Investments	$15,913	$-
MF Properties	2,794,160	3,088,117
Public Housing Capital Fund Trusts	-	-
Other Investments	-	-
Total depreciation expense	$2,810,073	$3,088,117

Net income (loss)
Mortgage Revenue Bond Investments	$719,183	$3,835,002
MF Properties	(1,389,571)	(964,355)
Public Housing Capital Fund Trusts	1,390,999	957,977
Other Investments	6,488,217	26,663,527
Net income (loss)	$7,208,828	$30,492,151

The following table details total assets for the Partnership’s reportable segments as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Total assets
Mortgage Revenue Bond Investments	$1,114,146,614	$918,301,172
MF Properties	67,988,190	70,569,646
Public Housing Capital Fund Trusts	-	43,591,048
Other Investments	106,931,182	87,098,315
Consolidation/eliminations	(113,818,107)	(90,391,673)
Total assets	$1,175,247,879	$1,029,168,508

26. Summary of Unaudited Quarterly Results of Operations

2020	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$15,152,158	$14,478,419	$13,839,947	$13,474,067
Income (loss) from continuing operations	2,981,757	4,588,348	(1,160,017)	798,740
Net income (loss)	$2,981,757	$4,588,348	$(1,160,017)	$798,740

Income (loss) from continuing operations, per BUC	$0.04	$0.06	$(0.03)	$0.00
Net income (loss), basic and diluted, per BUC	$0.04	$0.06	$(0.03)	$0.00

2019	March 31,	June 30,	September 30,	December 31,
Revenues and other income	$17,664,598	$14,346,334	$25,341,629	$21,107,249
Income from continuing operations	6,451,813	3,886,190	9,707,903	10,446,245
Net income	$6,451,813	$3,886,190	$9,707,903	$10,446,245

Income from continuing operations, per BUC	$0.08	$0.05	$0.13	$0.16
Net income, basic and diluted, per BUC	$0.08	$0.05	$0.13	$0.16

27. Subsequent Events

In January 2021, the Partnership committed to fund multiple GILs and property loans for the construction of affordable multifamily properties. At closing, the Partnership advanced the initial funding amounts as summarized below with the remaining commitments to be funded as construction progresses. The GIL and the property loan for each respective property share a first mortgage lien position on the property. The following table summarizes the terms of the Partnership’s GIL and property loan commitments:

Commitment	Month Acquired	Property Location	Units	Maturity Date	Variable Interest Rate		Initial Funding	Maximum Remaining Commitment
Legacy Commons at Signal Hills - GIL	January 2021	St Paul, MN	247	2/1/2024 (1)	SOFR + 3.07%	(2)	$9,917,887	$24,702,113
Legacy Commons at Signal Hills - Property Loan	January 2021	St Paul, MN	247	2/1/2024 (1)	SOFR + 3.07%	(2)	1,000,000	31,233,972
Hilltop at Signal Hills - GIL	January 2021	St Paul, MN	146	8/1/2023 (1)	SOFR + 3.07%	(2)	4,075,050	20,374,950
Hilltop at Signal Hills - Property Loan	January 2021	St Paul, MN	146	8/1/2023 (1)	SOFR + 3.07%	(2)	1,000,000	20,197,939
Hope on Avalon - GIL	January 2021	Los Angeles, CA	88	2/1/2023 (1)	SIFMA + 3.75%	(3)	6,331,200	17,058,800
Hope on Avalon - Property Loan	January 2021	Los Angeles, CA	88	2/1/2023 (1)	SOFR + 3.55%	(4)	1,000,000	9,573,000
Hope on Broadway - GIL	January 2021	Los Angeles, CA	49	2/1/2023 (1)	SIFMA + 3.75%	(3)	3,691,245	8,414,378

(1)	The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.
(2)	The SOFR-based component has a floor of 0.50%.
(3)	The variable interest rate is subject to floor of 4.60%.
(4)	The variable interest rate is subject to a floor of 4.85%.

In January 2021 the Partnership entered into a TOB Trust financing arrangement with Mizuho to securitize the Oasis at Twin Lakes property loan, the Legacy Commons at Signal Hills GIL and property loan, and the Hilltop at Signal Hills GIL and property loan. The TOB Trust financing allows for additional borrowings as the Partnership makes additional advances for the related funding commitments. The following table summarizes the initial terms of the TOB Trust financing:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	OBFR Based Rates	Facility Fees	Initial Interest Rate
TOB Trust 2021-XF2926	$15,290,000	January 2024	Weekly	0.33%	0.89%	1.22%

In January 2021, the Partnership borrowed approximately $11.0 million on its unsecured non-operating line of credit to finance the investments in the Hope on Broadway GIL, Hope on Avalon GIL and Hope on Avalon property loan investments discussed above.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Partnership have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that, as of December 31, 2020, the Partnership’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Partnership carried out an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s CEO and CFO, of the effectiveness of the Partnership’s internal control over financial reporting.  The Partnership’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to Securities and Exchange Commission rules that permit the Partnership to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership is managed by its general partner, AFCA 2, which in turn is managed by its general partner, Greystone Manager. The Board of Managers of Greystone Manager act as the directors of the Partnership.

Kenneth C. Rogozinski holds the position of Chief Executive Officer and Jesse A. Coury holds the position of Chief Financial Officer of the Partnership. Mr. Rogozinski and Mr. Coury are the only executive officers of the Partnership and are employed by Greystone Manager.

The Partnership’s general partner, AFCA 2, is not elected by the Unitholders and is not subject to re-election on an annual or other continuing basis in the future.  In addition, the Partnership’s Unitholders are not entitled to elect the Board of Managers or executive officers of Greystone Manager or take part in the management or control of the business of the Partnership.

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

Name	Position Held with Greystone	Position Held Since
Stephen Rosenberg	Chairman of the Board / Manager	2019
Kenneth C. Rogozinski	Chief Executive Officer	2021
Jesse A. Coury	Chief Financial Officer	2020
Jeffrey A. Baevsky	Manager	2019
Drew C. Fletcher	Manager	2019
Curtis A. Pollock	Manager	2019
Steven C. Lilly	Manager (1) (2)	2019
W. Kimball Griffith	Manager (1) (2)	2019
Deborah A. Wilson	Manager (1) (2)	2020

(1)

Member of the Greystone Manager Audit Committee.  The Board of Managers has determined each of Mr. Lilly and Ms. Wilson is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K.

(2)	Determined to be independent under both Section 10A of the Exchange Act and the NASDAQ Marketplace Rules.

Set forth below is the biographical information for each of the Managers of Greystone Manager and the executive officers of the Partnership:

Stephen Rosenberg, 65, founded Greystone & Co., Inc. (together with its affiliated companies, the “Greystone Companies”) in 1988 as an independent investment banking firm and has developed the Greystone Companies  into a diversified company with locations in 24 states and 3,300 employees that owns or manages over $60 billion in assets.  Mr. Rosenberg currently serves as Chief Executive Officer of the Greystone Companies, responsible for executive oversight, coordination and management of matters of the Greystone Companies, as well as the identification and execution of real estate and healthcare-related merchant banking and development opportunities.  Mr. Rosenberg received his Bachelor of Business Administration degree from Touro College in New York and a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania, as well as a Doctor of Dental Medicine degree from the University of Pennsylvania School of Dental Medicine.  Mr. Rosenberg currently serves on the Board of Trustees of the Touro College and University System.

Kenneth C. Rogozinski, 59, is the Chief Executive Officer of the Partnership and an employee of Greystone Manager.  Mr. Rogozinski was the Partnership’s Chief Investment Officer beginning in September 2019. Previously, Mr. Rogozinski was an Executive Managing Director of Greystone Capital Advisors LLC, a position he held beginning October 2017.  In that role Mr. Rogozinski oversaw Greystone Capital Advisor’s originations, structured debt products and complex, specialized financing solutions for real estate owners and developers seeking debt and equity for construction and portfolio refinancing of multifamily and mixed-use assets.  From February 2009 to September 2017, Mr. Rogozinski was the Co-Chief Executive Officer and Chief Credit Officer of Dreadnought Capital Management Corporation, an SEC registered investment advisor, that he co-founded in 2009.  There, he focused on direct lending and debt investing in public-private housing and project finance, overseeing more than $1.1 billion in deployed capital.  Mr. Rogozinski received a Bachelor of Science degree in finance from Fordham University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania.  Mr. Rogozinski is a board member of the Foundation for Affordable Rental Housing Holdings Inc.

Jesse A. Coury, 35, is the Chief Financial Officer of the Partnership and an employee of Greystone Manager.  Previously, Mr. Coury served as the Partnership’s Corporate Controller from 2017 until 2019. Mr. Coury served as the Director of Internal Audit for Burlington Capital LLC in 2016 and held various positions with RSM US LLP from 2009 to 2015, most recently as an Assurance Manager. Mr. Coury received his Bachelor of Arts in Accounting and Master of Accountancy degrees from the University of Notre Dame. Mr. Coury holds a designation as a Certified Public Accountant (CPA) in the State of Nebraska.

Jeffrey M. Baevsky, 60, is the Executive Managing Director of Corporate Finance and Capital Markets Greystone & Co., Inc. where he has been employed since 2014. Mr. Baevsky is responsible for the Greystone Companies’ banking relationships, credit lines, financing development projects, and new product development, as well as overseeing all of the Greystone Companies’ capital markets activities.  Mr. Baevsky led the closing of the Greystone Companies’ inaugural debt fund, as well as three CLO offerings, one of which was the first in the market comprised solely of healthcare assets. Prior to joining Greystone & Co., Inc., Mr. Baevsky served as Head of Capital Markets at Gramercy Capital Corp. handling project debt and secondary loan trading activities.  Over his career, he has advised on mortgage-based credit facilities, mezzanine finance, off-balance sheet acquisition and asset development programs, and both public and private debt and equity capital placements as a Managing Director at Deutsche Bank and Wachovia.  Mr. Baevsky received an M.B.A. in finance and real estate from the MIT Sloan School of Management and a Bachelor of Science and Engineering degree from the University of Pennsylvania.

Drew C. Fletcher, 42, is the President of Greystone Capital Advisors LLC where he has been employed since 2013.  Mr. Fletcher brings over 20 years of commercial real estate experience arranging creative debt and equity solutions for institutional and private commercial property owners and developers, and providing strategic advisory services for institutions, investors and borrowers.  He has directly originated and executed on more than $10 billion of financing transactions.  From 1999 to 2012 he was employed by Edison Properties LLC, one of the largest private real estate owners in New York City, with a $5 billion diversified portfolio of self-storage, office, multifamily and substantial land holdings throughout the New York Metropolitan region, where he ultimately served as Chief Financial Officer.  Mr. Fletcher received his Bachelor of Arts degree in Economics and Communications from Wake Forest University; his Master of Business Administration in Finance from New York University; and his Master of Accountancy in Taxation from Rutgers University.

Curtis A. Pollock, 58, is the Chief Operating Officer of the Greystone Companies, where he has been employed since 1993.  As Chief Operating Officer, Mr. Pollock is responsible for managing business operations and new business development for the various Greystone companies.  He is also responsible for the Greystone Companies’ strategic planning and management of lending and general banking relationships; maintenance of quality control in accounting practices; corporate compliance; portfolio and risk management; and human resources, benefits and insurance.  From 1993 to 2005, Mr. Pollock served as the Chief Financial Officer of the Greystone Companies, with responsibility for financial reporting, business tax matters, and maintenance of quality control of accounting practices.  He was also responsible for portfolio management and lending activities.  Mr. Pollock received his Bachelor of Business Administration degree in accounting from Georgia State University and also attended a Masters of Taxation program at Georgia State University.

Steven C. Lilly, 51, currently serves as the Chief Financial Officer of FS/KKR Capital Corp. (NYSE, “FSK”) and FS/KKR Capital Corp. II (NYSE, “FSKR”). Previously, he served as the Chief Financial Officer, Secretary and member of the Board of Directors of Triangle Capital Corporation from 2006 to the sale of Triangle Capital Corporation in August 2018.  Prior to its sale, Triangle Capital Corporation was a NYSE-listed specialty finance company that provided customized financing primarily to lower middle market companies located in the United States and is now known as Barings BDC, Inc.  Mr. Lilly was also the Chief Compliance Officer of Triangle Capital Corporation from 2007 to August 2018, and a member of its investment committee.  Mr. Lilly is a graduate of Davidson College and has completed an executive-sponsored education program at the University of North Carolina’s Kenan-Flagler Business School.

W. Kimball Griffith, 72, is of counsel to Norris George & Ostrow PLLC since October 2017, a law firm that specializes in providing finance solutions to affordable housing and community development.  From February 2015 to September 2017, was an affordable housing consultant.  From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) of the Federal Home Loan Mortgage Corporation (Freddie Mac) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support.  During the period that he was vice president, Freddie Mac affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff.  From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003. Mr. Griffith currently serves on the Board of Directors of Housing Up (formerly Transitional Housing Corporation). He previously served on the Board of Directors of Enterprise Community Investors, Inc. and Enterprise Community Development Inc. (formerly Community Preservation Development Corporation). Mr. Griffith is a graduate of Davidson College and the University of North Carolina Law School.

Deborah A. Wilson, 64, is currently a Principal at Ramshead Advisors LLC where she uses her broad and deep experience in the industry to assist existing and potential owners of commercial mortgage banking companies.  She focuses on mergers and acquisitions, pricing, due diligence, transitional activities and operational efficiencies of commercial mortgage banking.  She has also served as Executive Vice President, Chief Financial Officer and Treasurer of Walker & Dunlop, Inc., as Vice President of Counterparty Risk at Fannie Mae, and as a Partner at KPMG LLP.

Code of Ethical Conduct and Code of Conduct

Greystone Manager has adopted the Code of Business Conduct and Ethics for the senior executive and financial officers of the Partnership as required by Section 406 of the Sarbanes-Oxley Act of 2002.  As such, this Code of Business Conduct and Ethics covers all executive officers of the Partnership, including the Partnership’s Chief Executive Officer and Chief Financial Officer.  The Code of Business Conduct and Ethics is also applicable to all the members of the Board of Managers of Greystone Manager, officers, and employees working on behalf of the Partnership and is designed to comply with the listing requirements of the NASDAQ Stock Market. The Code of Business Conduct and Ethics is available on the Partnership’s website at www.ataxfund.com.

Hedging Policy

The Partnership has a hedging policy in place for all members of the Board of Managers of Greystone Manager, officers of the Partnership and Greystone Manager, the General Partner, employees of the Partnership or its subsidiaries, and any other Greystone affiliated employees who perform services on behalf of Greystone Manager, the General Partner or the Partnership. The policy also applies to family members, other members of a person’s household, and entities controlled by a person covered by the policy.  The policy applies to all transactions in the Partnerships securities, which consists of the Partnership’s BUCs, Series A Preferred Units and any other Partnership securities that may be issued in the future. Our policy prohibits hedging or monetization transactions.

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

The Greystone Manager Audit Committee consists of Steven C. Lilly, W. Kimball Griffith, and Deborah A. Wilson.  The Greystone Manager Board of Managers has affirmatively determined that each member of the Audit Committee meets the independence and experience standards established by the NASDAQ listing rules and the rules of the SEC.  The Greystone Manager Board of Managers has also reviewed the financial expertise of Mr. Lilly and Ms. Wilson and affirmatively determined that each is an “audit committee financial expert,” as determined by the rules of the SEC.  Mr. Lilly, Mr. Griffith and Ms. Wilson are “independent” as defined by the rules of the SEC and the NASDAQ listing standards.

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

The Greystone Manager Audit Committee held six meetings during 2020.

Item 11.  Executive Compensation.

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2020 and are referred to as “named executive officers.”  For 2020, the Partnership’s named executive officers consisted of Chad L. Daffer, the Chief Executive Officer, Jesse A. Coury, the Chief Financial Officer, and Kenneth C. Rogozinski, the Chief Investment Officer. Mr. Daffer, Mr. Coury and Mr. Rogozinski are employees, but not executive officers, of Greystone Manager.

Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that Mr. Daffer, Mr. Coury and Mr. Rogozinski were the only individuals who served as executive officers of the Partnership as of December 31, 2020.

Under the terms of the Partnership Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Greystone Manager, or to any limited partners of AFCA 2. In this regard, the compensation of the named executive officers of the Partnership was determined exclusively by Greystone Manager. The Partnership reimbursed Greystone Manager for services provided by the Partnership’s named executive officers during 2020. Accordingly, the Partnership does not have an executive compensation program for the named executive officers that is controlled by the Partnership.

Set forth below is information about all compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the named executive officers for the years ended December 31, 2020 and 2019.

Summary Compensation Table For 2020

The following table sets forth information regarding compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the Partnership’s named executive officers for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Unit Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Chad L. Daffer (3)	2020	$373,500	$-	$373,500
Former Chief Executive Officer	2019	533,828	476,876	1,010,704

Jesse A. Coury (4)	2020	269,622	-	269,622
Chief Financial Officer

Kenneth C. Rogozinski (5)	2020	257,117	-	257,117
Chief Investment Officer	2019	-	-	-

(1)

This column reflects grants of restricted unit awards (“RUAs”) under the Partnership’s 2015 Equity Incentive Plan (the “Plan”).  The Plan permits the grant of RUAs and other awards to the employees of the general partner of the General Partner, the Partnership, or any affiliate of either, and to members of the Greystone Manager Board of Managers for up to 3 million BUCs.  RUAs are generally granted with vesting conditions ranging from three months to up to three years.  RUAs granted to executive officers during 2020 and 2019 provide for the payment of distributions during the restriction period.  The RUAs also provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or the general partner of AFCA 2.  The value of the RUAs to the named executive officers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The values were computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the named executive officers a total of 180,771 RUAs on March 19, 2020 with a grant date fair value of $4.98 per unit.

(2)

This column reflects the amounts accrued to the named executive officers upon the vesting of the following number of outstanding RUAs as the result of the change of control of AFCA 2, the Partnership’s general partner, on September 10, 2019: Mr. Daffer – 133,868 RUAs. The values in this column were calculated by multiplying the total number of RUAs that vested by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the vesting date, which was $7.55 on September 10, 2019, less the amounts reported under the “Unit Awards” column.

(3)	Mr. Daffer retired as the Chief Executive Officer of the Partnership effective December 31, 2020.

(4)	Mr. Coury was appointed as the Chief Financial Officer of the Partnership effective January 1, 2020.

(5)    Mr. Rogozinski held the position of Chief Investment Officer of the Partnership through December 31, 2020.  Effective as of January 1, 2021, Mr. Rogozinski was appointed as the interim Chief Executive Officer of the Partnership. On February 5, 2021, Mr. Rogozinski was appointed as the permanent Chief Executive Officer of the Partnership effective February 10, 2021.

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

Restricted units granted under the Plan totaled 290,000 and 353,197 for the years ended December 31, 2020 and 2019, respectively.  No other types of awards have been granted under the Plan as of December 31, 2020.  There are 1,854,235 BUCs available for future issuance under the Plan as of December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End 2020

Name	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Chad L. Daffer	-	$-
Jesse A. Coury	36,094	153,400
Kenneth C. Rogozinski	34,420	146,285

(1)

Represents restricted units granted under the Plan.  Mr. Daffer has no outstanding restricted units as 25,000 of his 2020 awards vested on November 30, 2020 and the remaining 50,000 of his 2020 awards vested on December 15, 2020. Mr. Coury’s outstanding restricted units will vest 18,047 units on November 30, 2021 and 18,047 units on November 30, 2022. Mr. Rogozinski’s outstanding restricted units will vest 17,210 units on November 30, 2021 and 17,210 units on November 30, 2022.

(2)

The market value of the restricted units set forth in this column was computed by multiplying $4.25, the closing market price of the BUCs on December 31, 2020, which was the last trading day of 2020, by the number of restricted units.

Manager Compensation for 2020

The Greystone Manager Board of Managers effectively acts as the Partnership’s board of directors.  Although Greystone Manager is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the SEC and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Select Market in order for the Partnership and its BUCs to comply with the rules applicable to registrants that are limited partnerships. During 2020, the Partnership paid $25,625 to Greystone Manager as reimbursement for services provided to the Partnership by independent Managers.  The Partnership did not pay any other compensation of any nature to any of the Managers of Greystone Manager and did not reimburse Greystone Manager for any other amounts representing compensation to its Board of Managers, other than what is disclosed in the table below.

The following table sets forth the total compensation paid to the Greystone Manager Board of Managers for the year ended December 31, 2020 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash ($)	Restricted Unit Awards (1) ($)	Total Compensation ($)
Stephen Rosenberg (2)	$-	$28,386	$28,386
Jeffrey A. Baevsky (2)	-	28,386	28,386
Drew C. Fletcher (2)	-	28,386	28,386
Curtis A. Pollock (2)	-	28,386	28,386
Steven C. Lilly	37,500	23,406	60,906
W. Kimball Griffith	32,500	20,493	52,993
William P. Mando (3)	29,792	20,493	50,285
Deborah A. Wilson	5,417	-	5,417

(1)

Refers to RUAs granted under the Plan. The value of RUAs to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The value was computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date.  The Partnership awarded the Greystone Manager Board of Managers a total of 35,780 restricted units on March 19, 2020, with a grant date fair value of $4.98 per RUA.

(2)	Each individual held 3,800 outstanding and unvested restricted units awards as of December 31, 2020.
(3)

Mr. Mando resigned from the Board of Managers effective December 1, 2020. This table only reflects the compensation Mr. Mando earned as a member of the Board of Managers during the portion of 2020 in which he served as Manager.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b)  Kenneth C. Rogozinski and Jesse A. Coury are the only executive officers of the Partnership, but they are employed by Greystone Manager. The other persons constituting management of the Partnership are employees of Greystone Manager as well.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Rogozinski, Mr. Coury, and each of the Greystone Manager Board of Managers and by such persons as a group.  Unless otherwise indicated, the information is as of February 24, 2021, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 60,823,674 issued and outstanding BUCs as of December 31, 2020.

Name	Number of BUCs Beneficially Owned		Percent of Class
Stephen Rosenberg, Chairman and Manager of Greystone Manager	48,200	(1)	*
Kenneth C. Rogozinski, Chief Executive Officer	94,538	(2)	*
Jesse A. Coury, Chief Financial Officer	67,896	(3)	*
Jeffrey A. Baevsky, Manager of Greystone Manager	10,286	(4)	*
Drew C. Fletcher, Manager of Greystone Manager	5,254	(5)	*
Curtis A. Pollock, Manager of Greystone Manager	5,700	(6)	*
Steven C. Lilly, Manager of Greystone Manager	4,750		*
W. Kimball Griffith, Manager of Greystone Manager	52,422		*
Deborah A. Wilson, Manager of Greystone Manager	-		*
All current executive officers and Managers of Greystone Manager as a group (9 persons)	289,046		*

*	denotes ownership of less than 1%.
(1)	Amount includes 42,500 BUCs held in Mr. Rosenberg’s retirement account. Amount includes 3,800 restricted units with respect to which Mr. Rosenberg has voting rights.
(2)	Amount includes 42,908 BUCs held in Mr. Rogozinski’s retirement account. Amount includes 34,420 restricted units with respect to which Mr. Rogozinski has voting rights.
(3)	Amount includes 36,094 restricted units with respect to which Mr. Coury has voting rights.
(4)	Amount includes 3,800 restricted units with respect to which Mr. Baevsky has voting rights.
(5)	Amount includes 3,800 restricted units with respect to which Mr. Fletcher has voting rights.
(6)	Amount includes 3,800 restricted units with respect to which Mr. Pollock has voting rights.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with Related Persons

The general partner of the Partnership is AFCA 2 and the sole general partner of AFCA 2 is Greystone Manager.

The Audit Committee of Greystone Manager is responsible for reviewing and approving any related party transactions.  The Audit Committee of Greystone Manager reviews the material facts of all interested transactions.  Interested transactions are those transactions, arrangements, or relationships in which (i) the aggregate amount involved exceeds a pre-established dollar threshold, (ii) the Partnership is a participant, and (iii) an executive officer or Manager of the Partnership, a greater than 5% beneficial owner of the Partnership’s BUCs, an immediate family member of any of the foregoing, affiliates of the Partnership, entities for which the Partnership has an investment accounted for under the equity method, or trusts for the benefit of employees, has or will have an interest.  In determining whether to approve or ratify an interested transaction, the Audit Committee of Greystone Manager takes into account, among other factors, the benefits to the Partnership; whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction; whether the transaction is material to the Partnership; the approximate dollar value of the transaction as it relates to the related party; and the role the related party plays in arranging the transaction.  The Partnership did not enter into any material financial transactions with any related party or immediate family member of a Manager or executive officer of the Partnership during 2020 and 2019, except as indicated below. If any such material financial transaction were contemplated, the terms of the transaction would be reviewed and approved by the Audit Committee of Greystone Manager prior to the Partnership entering into such transaction.

For the identification of the members of the Board of Managers of Greystone Manager who are independent under the applicable SEC and NASDAQ requirements, see the disclosures in “Item 10.  Directors, Executive Officers and Corporate Governance” of this Report on Form 10-K.

Transactions with Related Persons

Salaries, Benefits, General and Administrative Cost Reimbursements

The Partnership is managed by AFCA 2, which is controlled by AFCA 2’s general partner.  The Board of Managers and certain employees of AFCA 2’s general partner act as managers (and effectively as the directors) and executive officers of the Partnership.  Certain services are provided to the Partnership by employees of the AFCA 2 general partner and the Partnership reimburses the AFCA 2 general partner for its allocated share of these salaries and benefits. The Partnership also reimburses the AFCA 2 general partner for its share of general and administrative expenses. The Partnership reimbursed the general partner of AFCA 2 for such expenses totaling approximately $5.4 million and $5.1 million during the years ended December 31, 2020 and 2019, respectively.

Administrative Fees

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of the Partnership’s MRBs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The Partnership paid administrative fees to AFCA 2 totaling approximately $3.6 million during the years ended December 31, 2020 and 2019. AFCA 2 received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership totaling approximately $36,000 during the years ended December 31, 2020 and 2019.

Property Management Fees

A former affiliate of AFCA 2, Burlington Capital Properties, LLC, provided property management, administrative and marketing services for The 50/50 MF Property during 2020 and 2019. The Partnership paid fees to Burlington Capital Properties, LLC totaling approximately $140,000 and $152,000 during the years ended December 31, 2020 and 2019, respectively. Burlington Capital Properties, LLC ceased to be a related party of the Partnership effective September 10, 2019.

Franchise Margin Tax Reimbursement

The Partnership pays franchise margin taxes on revenues in Texas related to its investments in unconsolidated entities, which in 2020 included Vantage at Waco, Vantage at Bulverde, Vantage at Conroe and Vantage at O’Connor and in 2019 included Vantage at Boerne, Vantage at Waco, and Vantage at Bulverde. Such taxes are paid by the Partnership as the unconsolidated entities are required by tax regulations to be included in the Partnership’s group tax return. The unconsolidated entities reimburse the Partnership for their share of franchise margin taxes due. The Partnership incurred franchise margin taxes reimbursable by unconsolidated entities totaling approximately $53,000 and $131,000 during the years ended December 31, 2020 and 2019, respectively.

Investment/Mortgage Placement Fees

AFCA 2 received placement fees in connection with the acquisition of certain MRBs, GILs, property loans and investments in unconsolidated entities. These fees were paid by the borrowers out of proceeds received at closing and are not reported on the Partnership’s consolidated financial statements.  AFCA 2 received placement fees totaling approximately $2.3 million and $1.4 million during the years ended December 31, 2020 and 2019, respectively.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Greystone Manager engaged PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Partnership for 2020.

The Audit Committee regularly reviews and determines whether any non-audit services provided by PwC potentially affects its independence with respect to the Partnership. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PwC. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2020, all services performed by PwC with respect to the Partnership were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by PwC with respect to audit and non-audit services for the Partnership during the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees (1)	$852,728	$1,064,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	326,284	261,881
All Other Fees	2,763	2,763

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

(a)   Documents filed as part of this Annual Report on Form 10-K

The following documents are filed as part of this Report:

1.    Financial Statements. The following financial statements of the Partnership are included in response to Item 8 of this Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

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

10.42

Revolving Line of Credit Note dated July 28, 2020 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 30, 2020).

10.43

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

10.45

Amended and Restated Rate Cap Agreement dated August 10, 2017 between ATAX TEBS III, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 6, 2017).

10.46

Consulting Agreement dated January 1, 2020 between America First Multifamily Investors, L.P. and Craig S. Allen (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2019).

10.47

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

10.51

First Amendment to Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 1, 2019 between Federal Home Loan Mortgage Corporation and ATAX TEBS II, LLC relating to Freddie Mac Multifamily M Certificates Series M-031 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 5, 2019).

10.52

America First Multifamily Investors, L.P. Code of Business Conduct and Ethics, effective as of February 25, 2020 (incorporated herein by reference to Exhibit 10.51 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 26, 2020).

10.53

Indenture of Trust dated September 24, 2020 between ATAX TEBS Holdings, LLC and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 30, 2020).

10.54

Supplemental Agreement dated September 24, 2020 by and among ATAX TEBS Holdings, LLC, Stern Brothers & Co., Mizuho Capital Markets LLC, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on September 30, 2020).

10.55

Limited Guaranty, Pledge of Sole Membership and Security Agreement dated September 24, 2020 by America First Multifamily Investors, L.P. for the benefit of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on September 30, 2020).

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
101

The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 are furnished herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) the  Consolidated Statements of Operations for the years ended December 31, 2020 and 2019; (iii) the  Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019; (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2020 and 2019; (v) the  Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(b)   Exhibits

The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)   Other Financial Statement Schedules

Schedule I – audited balance sheet of America First Capital Associates Limited Partnership Two, the general partner of the Partnership, as of December 31, 2020.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
Date:	February 25 2021
By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer
America First Multifamily Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2021	By	/s/ Stephen Rosenberg*
Stephen Rosenberg,
Chairman and Manager of Greystone AF Manager LLC

Date:	February 25, 2021	By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	February 25, 2021	By	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 25, 2021	By	/s/ Jeffrey A. Baevsky*
Jeffrey A. Baevsky,
Manager of Greystone AF Manager LLC

Date:	February 25, 2021	By	/s/ Drew C. Fletcher *
Drew C. Fletcher,
Manager of Greystone AF Manager LLC

Date:	February 25, 2021	By	/s/ Curtis A. Pollock*
Curtis A. Pollock,
Manager of Greystone AF Manager LLC

Date:	February 25, 2021	By	/s/ Steven C. Lilly*
Steven C. Lilly,
Manager of Greystone AF Manager LLC

Date:	February 25, 2021	By	/s/ W. Kimball Griffith*
W. Kimball Griffith,
Manager of Greystone AF Manager LLC

Date:	February 25, 2021	By	/s/ Deborah A. Wilson*
Deborah A Wilson,
Manager of Greystone AF Manager LLC

*By	Jesse A. Coury,
Attorney-in-Fact

By	/s/ Jesse A. Coury
Jesse A. Coury

Schedule I

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

Balance Sheet

And

Independent Auditors’ Report

December 31, 2020

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

INDEPENDENT AUDITORS’ REPORT

Partners

America First Capital Associates Limited Partnership Two

Omaha, Nebraska

We have audited the accompanying balance sheet of America First Capital Associates Limited Partnership Two as of December 31, 2020, and the related notes to the balance sheet.

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

Opinion

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of America First Capital Associates Limited Partnership Two as of December 31, 2020 in accordance with accounting principles generally accepted in the United States of America.

/s/ Lutz & Company, P.C.

February 25, 2021

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

BALANCE SHEET

December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$600
Accounts receivable	349,191
Total current assets	349,791

Investment in partnership	934,892
Total Assets	$1,284,683

Liabilities:
Accounts payable	$12
Total Liabilities	12

Partnersʼ Capital:
General partner	128
Limited partner	1,284,543
Total Partnersʼ Capital	1,284,671
Total Liabilities and Partnersʼ Capital	$1,284,683

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

The Company’s sole general partner is Greystone AF Manager LLC, and its sole limited partner is Greystone AF Holdings LLC. Both Greystone AF Manager LLC and Greystone AF Holdings LLC are affiliates Greystone & Co., Inc.

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

Related Party Transactions

In general, the Company is entitled to 1% of Net Interest Income of ATAX pursuant to the terms of the ATAX’s Amended and Restated Agreement of Limited Partnership, dated as of September 15, 2015, as amended (the “Partnership Agreement”). In addition, the Company is entitled to 25% of Net Interest Income representing contingent interest and Net Residual Proceeds up to a maximum amount equal to 0.9% per annum of the principal amount of all mortgage bonds held by the Partnership, as the case may be. The Company is also entitled to an administrative fee in an amount equal to 0.45% per annum of the average principal amount of the MRBs, Governmental Issuer Loans (“GILs”), taxable MRBs, property loans, and other investments held by ATAX.  In general, the administrative fee is payable by the owners of the properties financed by MRBs and GILs held by ATAX and is subordinate to the payment of all base interest on ATAX’s MRBs and GILs. In addition, the Partnership Agreement provides that ATAX will pay the administrative fee to the Company with respect to any foreclosed MRBs.

ATAX will reimburse the Company and its affiliates for out-of-pocket costs related directly to ATAX’s operations, including allocable portions of salaries and fringe benefits of employees of the Company or its affiliates. Notwithstanding the foregoing, ATAX is not allowed to reimburse the Company or its affiliates for salaries or fringe benefits of any partner of the Company or the officers or board of managers of the Company’s general partner regardless of whether such persons provide services to ATAX.

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

Subsequent Events

Management evaluated transactions and events occurring subsequent to December 31, 2020 through February 25, 2021, noting no material transactions or events in the subsequent period requiring disclosure or recognition in the balance sheet.

Note 3. Related Party Transactions

As of December 31, 2020, the Company had administrative fees receivable of $312,328 and distributions receivable of $36,863 due from ATAX. These amounts are included in “Accounts receivable” on the accompanying balance sheet.