Form 10-Q
period 2021-03-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2021-05-05
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, the registrant had 60,690,862 Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties contained in this report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2020 and in this report.

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

•	changes in interest rates;
•	our ability to access debt and equity capital to finance our assets;
•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;
•	potential exercising of redemption rights by the holders of the Series A Preferred Units;
•	local, regional, national and international economic and credit market conditions;
•	recapture of previously issued Low Income Housing Tax Credits (“LIHTCs”) in accordance with Section 42 of the Internal Revenue Code (“IRC”);
•	geographic concentration within the MRB and GIL portfolio held by the Partnership; and
•	changes in the U.S. corporate tax code and other government regulations affecting our business.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$53,277,371	$44,495,538
Restricted cash	78,263,352	78,495,048
Interest receivable, net	8,796,636	8,212,076
Mortgage revenue bonds held in trust, at fair value (Note 6)	753,176,405	768,468,644
Mortgage revenue bonds, at fair value (Note 6)	18,348,507	25,963,841
Governmental issuer loans held in trust (Note 7)	103,931,256	64,863,657
Real estate assets: (Note 8)
Land and improvements	4,875,265	4,875,265
Buildings and improvements	72,342,485	72,316,152
Real estate assets before accumulated depreciation	77,217,750	77,191,417
Accumulated depreciation	(18,827,865)	(18,150,215)
Net real estate assets	58,389,885	59,041,202
Investments in unconsolidated entities (Note 9)	94,664,865	106,878,570
Property loans, net of loan loss allowance (Note 10)	15,920,719	12,920,719
Other assets (Note 12)	7,091,123	5,908,584
Total Assets	$1,191,860,119	$1,175,247,879

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$10,073,779	$9,949,565
Distribution payable	6,210,420	3,686,283
Unsecured lines of credit (Note 14)	-	7,475,000
Debt financing, net (Note 15)	711,788,901	673,957,640
Mortgages payable and other secured financing, net (Note 16)	25,860,469	25,984,872
Total Liabilities	753,933,569	721,053,360

Commitments and Contingencies (Note 18)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,431,490	94,422,477

Partnersʼ Capital:
General Partner (Note 1)	772,121	934,892
Beneficial Unit Certificates ("BUCs," Note 1)	342,722,939	358,837,150
Total Partnersʼ Capital	343,495,060	359,772,042
Total Liabilities and Partnersʼ Capital	$1,191,860,119	$1,175,247,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Investment income	$12,388,241	$11,543,423
Property revenues	1,694,524	1,952,247
Contingent interest income	-	12,043
Other interest income	304,723	228,422
Total revenues	14,387,488	13,736,135
Expenses:
Real estate operating (exclusive of items shown below)	1,007,840	1,175,374
Provision for credit loss (Note 6)	-	1,357,681
Depreciation and amortization	683,460	709,438
Interest expense	5,226,475	6,017,968
General and administrative	3,285,708	2,898,526
Total expenses	10,203,483	12,158,987
Other Income:
Gain on sale of securities	-	1,416,023
Gain on sale of investments in unconsolidated entity	2,809,106	-
Income before income taxes	6,993,111	2,993,171
Income tax expense	257	11,414
Net income	6,992,854	2,981,757
Redeemable Series A Preferred Unit distributions and accretion	(717,763)	(717,763)
Net income available to Partners	$6,275,091	$2,263,994

Net income (loss) available to Partners allocated to:
General Partner	$736,936	$(53,404)
Limited Partners - BUCs	5,526,202	2,312,216
Limited Partners - Restricted units	11,953	5,182
	$6,275,091	$2,263,994
BUC holders' interest in net income per BUC, basic and diluted	$0.09	$0.04
Weighted average number of BUCs outstanding, basic	60,690,862	60,754,179
Weighted average number of BUCs outstanding, diluted	60,690,862	60,754,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Net income	$6,992,854	$2,981,757
Reversal of net unrealized gains on sale of securities	-	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	-	372,169
Unrealized loss on securities	(16,298,797)	(7,057,736)
Unrealized loss on bond purchase commitments	(120,970)	-
Comprehensive income (loss)	$(9,426,913)	$(5,112,614)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$934,892	60,823,674	$358,837,150	$359,772,042	$132,594,007
Distributions paid or accrued ($0.09 per BUC):
Regular distribution	(34,013)	-	(3,367,301)	(3,401,314)	-
Distribution of Tier 2 income (Note 3)	(702,277)	-	(2,106,829)	(2,809,106)	-
Net income allocable to Partners	736,936	-	5,538,155	6,275,091	-
Restricted unit compensation expense	781	-	77,333	78,114	-
Unrealized loss on securities	(162,988)	-	(16,135,809)	(16,298,797)	(16,298,797)
Unrealized loss on bond purchase commitments	(1,210)	-	(119,760)	(120,970)	(120,970)
Balance as of March 31, 2021	$772,121	$60,823,674	$342,722,939	$343,495,060	$116,174,240

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$735,128	60,835,204	$341,203,135	$341,938,263	$99,308,677
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(80,501)	-	(7,969,618)	(8,050,119)	-
Distribution of Tier 2 loss (Note 3)	80,501	-	365,218	445,719	-
Net income (loss) allocable to Partners	(53,404)	-	2,317,398	2,263,994	-
Repurchase of BUCs	-	(290,000)	(2,106,673)	(2,106,673)	-
Restricted units awarded	-	290,000	-	-	-
Restricted unit compensation expense	391	-	38,677	39,068	-
Unrealized loss on securities	(70,577)	-	(6,987,159)	(7,057,736)	(7,057,736)
Reversal of net unrealized gains on sale of securities	(14,088)	-	(1,394,716)	(1,408,804)	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	3,722	-	368,447	372,169	372,169
Balance as of March 31, 2020	$601,172	60,835,204	$325,834,709	$326,435,881	$91,214,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$6,992,854	$2,981,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	683,460	709,438
Gain on sale of investment in securities	-	(1,416,023)
Provision for credit loss	-	1,357,681
Gain on sale of investment in an unconsolidated entity	(2,809,106)	-
Contingent interest realized on investing activities	-	(12,043)
Gain on derivatives, net of cash paid	(5,873)	(25,201)
Restricted unit compensation expense	78,114	39,068
Bond premium/discount amortization	(34,531)	(27,923)
Debt premium amortization	(10,136)	(10,111)
Amortization of deferred financing costs	206,386	358,908
Deferred income tax expense & income tax payable/receivable	257	6,914
Change in preferred return receivable from unconsolidated entities, net	3,214,267	(1,391,572)
Changes in operating assets and liabilities
Increase in interest receivable	(584,560)	(473,070)
Increase in other assets	(288,363)	(105,961)
Increase in accounts payable and accrued expenses	14,585	352,242
Net cash provided by operating activities	7,457,354	2,344,104
Cash flows from investing activities:
Capital expenditures	(25,023)	(86,209)
Acquisition of mortgage revenue bonds	(2,071,500)	-
Advances on governmental issuer loans	(39,067,599)	-
Advances on taxable governmental issuer loans	(1,000,000)	-
Contributions to unconsolidated entities	(1,425,562)	(10,270,291)
Advances on property loans	(3,000,000)	-
Principal payments received on mortgage revenue bonds	8,778,919	4,470,529
Proceeds from sale of PHC Certificates	-	43,349,357
Proceeds from sale of investment in an unconsolidated entity	13,234,106	-
Principal payments received on taxable mortgage revenue bonds	2,337	2,138
Principal payments received on property loans and contingent interest	-	12,043
Net cash provided by (used in) investing activities	(24,574,322)	37,477,567
Cash flows from financing activities:
Distributions paid	(4,395,033)	(8,316,733)
Repurchase of BUCs	-	(2,106,673)
Proceeds from debt financing	39,594,000	-
Principal payments on debt financing	(1,317,897)	(36,013,217)
Principal payments on mortgages payable	(124,489)	(120,958)
Principal borrowing on unsecured lines of credit	11,022,445	-
Principal payments on unsecured lines of credit	(18,497,445)	(660,000)
(Increase) Decrease in security deposit liability related to restricted cash	34,147	(30,549)
Debt financing and other deferred costs	(648,623)	(720)
Net cash provided by (used in) financing activities	25,667,105	(47,248,850)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,550,137	(7,427,179)
Cash, cash equivalents and restricted cash at beginning of period	122,990,586	43,185,981
Cash, cash equivalents and restricted cash at end of period	$131,540,723	$35,758,802

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,829,842	$4,880,193
Cash paid during the period for income taxes	-	4,500
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$6,210,420	$7,604,401
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Capital expenditures financed through accounts payable	1,309	3,959
Deferred financing costs financed through accounts payable	57,688	103,300

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$53,277,371	$35,158,156
Restricted cash	78,263,352	600,646
Total cash, cash equivalents and restricted cash	$131,540,723	$35,758,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties and commercial properties. The Partnership has also invested in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We generally refer to affordable multifamily and residential properties associated with our MRBs and GILs as “Residential Properties.” The Partnership expects and believes the interest earned on these MRBs and GILs is excludable from gross income for federal income tax purposes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs or GILs held by the Partnership.   The Partnership may acquire real estate securing its MRBs, GILs, or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management.

The Partnership’s sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), an affiliate of Greystone & Co., Inc. (collectively with its affiliates, “Greystone”).

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has also issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) that represent limited interests in the Partnership under the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). The Series A Preferred Units are redeemable in the future and represent limited partnership interests in the Partnership pursuant to subscription agreements with five financial institutions (Note 19). The holders of the BUCs and Series A Preferred Units are referred to herein collectively as “Unitholders.”

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes America First Multifamily Investors, L.P., its consolidated subsidiaries and consolidated variable interest entities (Note 5). All intercompany transactions are eliminated.  The consolidated subsidiaries of the Partnership for the periods presented consist of:

•

ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M24 Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the “M31 TEBS Financing” with Freddie Mac;
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the “M33 TEBS Financing” with Freddie Mac;
•	ATAX TEBS IV, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the “M45 TEBS Financing” with Freddie Mac;
•	ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, which has issued secured notes (“the Secured Notes”) to Mizuho Capital Markets LLC (“Mizuho”);
•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to loan money or provide equity for the development of multifamily properties;
•	One wholly owned corporation (“the Greens Hold Co”), which owns 100% of The 50/50 MF Property, a real estate asset, and certain property loans; and
•	The Suites on Paseo MF Property, a real estate asset, is owned directly by the Partnership.

The Partnership also consolidates variable interest entities (“VIEs”) in which the Partnership is deemed to be the primary beneficiary.

Investment in Governmental Issuer Loans and Taxable Governmental Issuer Loans

The Partnership accounts for its investment in governmental issuer loans (“GILs”) and taxable GILs under the accounting guidance for certain investments in debt and equity securities.  The Partnership’s investment in these instruments are classified as held-to-maturity debt securities and are reported at amortized cost.

The Partnership periodically reviews its GILs and taxable GILs for impairment.  The Partnership evaluates whether unrealized losses are considered other-than-temporary impairments based on various factors including, but not necessarily limited to, the following:

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

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost. If the estimated fair value of a GIL or taxable GIL is below amortized cost, and the Partnership does not expect to recover its entire amortized cost, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings as a provision for credit loss, with the remainder recognized as a component of other comprehensive income (loss).

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s condensed consolidated financial statements. If the Partnership experiences deterioration in the value of its GILs or taxable GILs, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

Estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such SEC rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading.

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020. These condensed consolidated financial statements and notes have been prepared consistently with the 2020 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2021, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

The business and economic uncertainty resulting from the COVID-19 pandemic has made estimates and assumptions more difficult to calculate. The extent of the impact of COVID-19 on the Partnership’s future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the underlying borrowers of MRBs and GILs, tenants at the MF Properties and operations of the Partnership’s investments in unconsolidated entities. In addition, market volatility may cause fluctuations in the valuation of the Partnership’s MRBs, taxable MRBs, GILs, taxable GILs, property loans, MF Properties and investments in unconsolidated entities. The extent to which COVID-19 will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The Partnership has noted slight declines in occupancy and operating results at properties securing its MRBs due to the COVID-19 pandemic. However, the Partnership has yet to observe a significant decline at such properties, with the exception of the Provision Center 2014-1 and Live 929 Apartments MRBs which are further discussed in Note 6. Furthermore, the Partnership has evaluated the impacts of COVID-19 on its investments in MF Properties, properties related to its GILs, and investments in unconsolidated entities and noted no indications of impairment of such investments.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).”  ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses.  ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs.  In November 2019, the FASB issued ASU 2019-10 which amended the mandatory effective dates of certain ASUs, including ASU 2016-13, based on an entity’s filing status.  As a smaller reporting company, ASU 2016-13 is effective date for the Partnership on January 1, 2023. The Partnership will take advantage of any additional guidance that may c be issued by the FASB regarding the implementation ASU 2016-13 through the effective date. The effective date may be sooner if the Partnership becomes an accelerated filer in the future. Prior to the issuance of ASU 2019-10, the Partnership completed an initial assessment and determined that its property loans, the interest receivable on property loans, receivables reported within other assets, financial guarantees and commitments are within the scope of ASU 2016-13. The Partnership has also determined that the GILs and the interest receivable on GILs are within the scope of ASU 2016-13. Furthermore, the Partnership has begun developing data collection processes, assessment procedures and internal controls required to implement ASU 2016-13. The Partnership will continue to develop data collection processes, assessment procedures and internal controls that will be required when it does implement ASU 2016-13, and to evaluate the impact on the Partnership’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities from March 12, 2020 through December 31, 2022. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Partnership has evaluated its population of instruments indexed, either directly or indirectly, to LIBOR and is currently evaluating the impact that the adoption of ASU 2020-04 will have on its condensed consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s condensed consolidated statements of operations. The unvested Restricted Unit Awards (“RUAs”) issued under the Partnership’s 2015 Equity Incentive Plan (the “Plan”) are considered participating securities. There were no dilutive BUCs for the three months ended March 31, 2021 and 2020.

5. Variable Interest Entities

Consolidated Variable Interest Entities (“VIEs”)

The Partnership has determined the Tender Option Bond (“TOB”), Term TOB and TEBS financings are VIEs and the Partnership is the primary beneficiary (Note 15). In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The executed agreements related to the TOB, Term TOB and TEBS financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If the underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, Term TOB and TEBS financings on a consolidated basis. The Partnership reports the Floater Certificates related to the TOB financings, and the Class A Certificates related to the Term TOB and TEBS financings as secured debt financings on the Partnership’s condensed consolidated balance sheets. The MRBs, GILs, property loans and taxable GIL secured by the TOB, Term TOB and TEBS financings, are reported as assets on the Partnership’s condensed consolidated balance sheets (Notes 6, 7 and 10).

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, GILs, property loans, a taxable GIL and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s condensed consolidated financial statements.

The Partnership held variable interests in 24 and 21 non-consolidated VIEs as of March 31, 2021 and December 31, 2020, respectively. The following table summarizes the Partnership’s variable interests in these entities and maximum exposure to loss as of March 31, 2021 and December 31, 2020:

	Maximum Exposure to Loss
	March 31, 2021	December 31, 2020
Mortgage revenue bonds	$15,405,000	$20,763,500
Governmental issuer loans	103,931,256	64,863,657
Property loans	8,327,342	5,327,342
Taxable governmental issuer loan	1,000,000	-
Investment in unconsolidated entities	94,664,865	106,878,570
	$223,328,463	$197,833,069

The maximum exposure to loss for the MRBs is equal to the cost adjusted for paydowns. The difference between an MRB’s carrying value on the Partnership’s condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss for the GILs, property loans, taxable GIL and investments in unconsolidated entities is equal to the Partnership’s carrying value.

6. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for Residential Properties and a commercial property.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The Partnership had the following investments in MRBs as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$10,038,847	$2,036,900	$-	$12,075,747
Glenview Apartments - Series A (3)	CA	4,469,991	941,975	-	5,411,966
Harmony Court Bakersfield - Series A (4)	CA	3,660,303	726,094	-	4,386,397
Harmony Terrace - Series A (4)	CA	6,776,107	1,416,111	-	8,192,218
Harden Ranch - Series A (2)	CA	6,601,343	1,397,564	-	7,998,907
Las Palmas II - Series A (4)	CA	1,660,837	326,950	-	1,987,787
Montclair Apartments - Series A (3)	CA	2,421,644	518,332	-	2,939,976
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,612,095	1,916,887	-	9,528,982
Montevista - Series A (6)	CA	6,720,000	2,086,742	-	8,806,742
Ocotillo Springs - Series A (6)	CA	4,095,000	164,711	-	4,259,711
San Vicente - Series A (4)	CA	3,424,558	658,833	-	4,083,391
Santa Fe Apartments - Series A (3)	CA	2,933,731	637,675	-	3,571,406
Seasons at Simi Valley - Series A (4)	CA	4,225,061	1,076,658	-	5,301,719
Seasons Lakewood - Series A (4)	CA	7,218,027	1,508,466	-	8,726,493
Seasons San Juan Capistrano - Series A (4)	CA	12,152,801	2,428,465	-	14,581,266
Summerhill - Series A (4)	CA	6,302,983	1,165,385	-	7,468,368
Sycamore Walk - Series A (4)	CA	3,507,305	716,843	-	4,224,148
The Village at Madera - Series A (4)	CA	3,027,355	614,256	-	3,641,611
Tyler Park Townhomes - Series A (2)	CA	5,749,890	829,871	-	6,579,761
Vineyard Gardens - Series A (6)	CA	3,961,901	977,393	-	4,939,294
Westside Village Market - Series A (2)	CA	3,757,543	777,054	-	4,534,597
Brookstone (1)	IL	7,364,956	1,903,297	-	9,268,253
Copper Gate Apartments (2)	IN	4,955,000	572,032	-	5,527,032
Renaissance - Series A (3)	LA	10,836,857	3,683,524	-	14,520,381
Live 929 Apartments (6)	MD	36,218,314	-	-	36,218,314
Woodlynn Village (1)	MN	4,120,000	13,341	-	4,133,341
Gateway Village (6)	NC	2,600,000	131,447	-	2,731,447
Greens Property - Series A (2)	NC	7,802,000	557,051	-	8,359,051
Lynnhaven Apartments (6)	NC	3,450,000	174,419	-	3,624,419
Silver Moon - Series A (3)	NM	7,681,225	1,851,589	-	9,532,814
Village at Avalon - Series A (5)	NM	16,159,797	4,151,656	-	20,311,453
Ohio Properties - Series A (1)	OH	13,688,000	-	-	13,688,000
Bridle Ridge (1)	SC	7,190,000	71,710	-	7,261,710
Columbia Gardens (4)	SC	12,856,267	2,501,126	-	15,357,393
Companion at Thornhill Apartments (4)	SC	11,023,297	1,890,764	-	12,914,061
Cross Creek (1)	SC	6,133,061	2,162,011	-	8,295,072
Rosewood Townhomes - Series A (6)	SC	9,259,206	562,960	-	9,822,166
South Pointe Apartments - Series A (6)	SC	21,551,600	1,310,337	-	22,861,937
The Palms at Premier Park Apartments (2)	SC	18,562,061	2,602,480	-	21,164,541
Village at River's Edge (4)	SC	9,784,362	2,030,003	-	11,814,365
Willow Run (4)	SC	12,677,935	2,464,921	-	15,142,856
Arbors at Hickory Ridge (2)	TN	10,872,864	2,316,451	-	13,189,315
Avistar at Copperfield - Series A (6)	TX	13,782,171	2,695,680	-	16,477,851
Avistar at the Crest - Series A (2)	TX	9,111,697	1,934,363	-	11,046,060
Avistar at the Oaks - Series A (2)	TX	7,365,549	1,624,288	-	8,989,837
Avistar at the Parkway - Series A (3)	TX	12,686,495	2,516,255	-	15,202,750
Avistar at Wilcrest - Series A (6)	TX	5,223,164	923,710	-	6,146,874
Avistar at Wood Hollow - Series A (6)	TX	39,659,362	7,309,397	-	46,968,759
Avistar in 09 - Series A (2)	TX	6,359,867	1,348,568	-	7,708,435
Avistar on the Boulevard - Series A (2)	TX	15,522,758	3,169,213	-	18,691,971
Avistar on the Hills - Series A (2)	TX	5,042,621	1,133,545	-	6,176,166
Bruton Apartments (4)	TX	17,639,477	4,336,133	-	21,975,610
Concord at Gulfgate - Series A (4)	TX	18,750,321	4,293,867	-	23,044,188
Concord at Little York - Series A (4)	TX	13,135,487	3,121,179	-	16,256,666
Concord at Williamcrest - Series A (4)	TX	20,348,276	4,747,239	-	25,095,515
Crossing at 1415 - Series A (4)	TX	7,312,727	1,495,203	-	8,807,930
Decatur Angle (4)	TX	22,222,763	4,918,525	-	27,141,288
Esperanza at Palo Alto (4)	TX	19,182,510	5,213,184	-	24,395,694
Heights at 515 - Series A (4)	TX	6,694,927	1,395,575	-	8,090,502
Heritage Square - Series A (3)	TX	10,548,961	1,934,414	-	12,483,375
Oaks at Georgetown - Series A (4)	TX	12,108,609	2,081,022	-	14,189,631
Runnymede (1)	TX	9,805,000	-	-	9,805,000
Southpark (1)	TX	11,480,404	1,735,296	-	13,215,700
15 West Apartments (4)	WA	9,586,894	2,701,301	-	12,288,195
Mortgage revenue bonds held in trust		$638,674,164	$114,502,241	$-	$753,176,405
(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(3)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(5)	MRB held by Morgan Stanley in a debt financing transaction, Note 15
(6)	MRBs held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 15

	March 31, 2021
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Solano Vista - Series A	CA	$2,662,206	$795,575	$-	$3,457,781
Greens Property - Series B	NC	924,419	91,098	-	1,015,517
Ohio Properties - Series B	OH	3,480,770	-	-	3,480,770
Rosewood Townhomes - Series B	SC	469,781	-	-	469,781
South Pointe Apartments - Series B	SC	1,099,487	-	-	1,099,487
Provision Center 2014-1	TN	6,160,689	-	-	6,160,689
Avistar at the Crest - Series B	TX	734,678	120,209	-	854,887
Avistar at the Oaks - Series B	TX	537,812	86,978	-	624,790
Avistar at the Parkway - Series B	TX	123,883	40,662	-	164,545
Avistar in 09 - Series B	TX	443,646	71,749	-	515,395
Avistar on the Boulevard - Series B	TX	436,548	68,317	-	504,865
Mortgage revenue bonds held by the Partnership		$17,073,919	$1,274,588	$-	$18,348,507

	December 31, 2020
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$10,061,161	$2,487,317	$-	$12,548,478
Glenview Apartments - Series A (3)	CA	4,483,154	1,010,425	-	5,493,579
Harmony Court Bakersfield - Series A (4)	CA	3,668,439	889,216	-	4,557,655
Harmony Terrace - Series A (4)	CA	6,791,096	1,724,350	-	8,515,446
Harden Ranch - Series A (2)	CA	6,621,823	1,606,690	-	8,228,513
Las Palmas II - Series A (4)	CA	1,664,566	400,431	-	2,064,997
Montclair Apartments - Series A (3)	CA	2,428,775	572,671	-	3,001,446
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,626,287	2,350,276	-	9,976,563
Montevista - Series A (6)	CA	6,720,000	2,404,771	-	9,124,771
Ocotillo Springs - Series A (6)	CA	2,023,500	215,633	-	2,239,133
San Vicente - Series A (4)	CA	3,432,246	809,327	-	4,241,573
Santa Fe Apartments - Series A (3)	CA	2,942,370	724,678	-	3,667,048
Seasons at Simi Valley - Series A (4)	CA	4,236,876	1,180,122	-	5,416,998
Seasons Lakewood - Series A (4)	CA	7,233,993	1,836,808	-	9,070,801
Seasons San Juan Capistrano - Series A (4)	CA	12,179,682	2,973,846	-	15,153,528
Summerhill - Series A (4)	CA	6,316,993	1,470,689	-	7,787,682
Sycamore Walk - Series A (4)	CA	3,517,919	888,485	-	4,406,404
The Village at Madera - Series A (4)	CA	3,034,084	735,450	-	3,769,534
Tyler Park Townhomes - Series A (2)	CA	5,767,938	939,214	-	6,707,152
Vineyard Gardens - Series A (6)	CA	3,969,173	1,226,058	-	5,195,231
Westside Village Market - Series A (2)	CA	3,769,337	859,860	-	4,629,197
Brookstone (1)	IL	7,374,252	2,201,663	-	9,575,915
Copper Gate Apartments (2)	IN	4,955,000	641,581	-	5,596,581
Renaissance - Series A (3)	LA	10,870,681	4,293,328	-	15,164,009
Live 929 Apartments (6)	MD	36,234,756	-	-	36,234,756
Woodlynn Village (1)	MN	4,120,000	56,458	-	4,176,458
Gateway Village (6)	NC	2,600,000	136,612	-	2,736,612
Greens Property - Series A (2)	NC	7,829,000	663,781	-	8,492,781
Lynnhaven Apartments (6)	NC	3,450,000	178,960	-	3,628,960
Silver Moon - Series A (3)	NM	7,697,891	1,995,694	-	9,693,585
Village at Avalon - Series A (5)	NM	16,189,074	4,879,623	-	21,068,697
Ohio Properties - Series A (1)	OH	13,724,000	61,243	-	13,785,243
Bridle Ridge (1)	SC	7,235,000	153,657	-	7,388,657
Columbia Gardens (4)	SC	12,898,904	2,689,886	-	15,588,790
Companion at Thornhill Apartments (4)	SC	11,055,254	2,208,446	-	13,263,700
Cross Creek (1)	SC	6,136,261	2,277,289	-	8,413,550
Rosewood Townhomes - Series A (6)	SC	9,259,206	578,247	-	9,837,453
South Pointe Apartments - Series A (6)	SC	21,551,600	1,345,919	-	22,897,519
The Palms at Premier Park Apartments (2)	SC	18,619,081	2,906,879	-	21,525,960
Village at River's Edge (4)	SC	9,802,479	1,353,745	-	11,156,224
Willow Run (4)	SC	12,720,560	2,650,995	-	15,371,555
Arbors at Hickory Ridge (2)	TN	10,910,733	2,704,295	-	13,615,028
Avistar at Copperfield - Series A (6)	TX	13,815,817	3,189,896	-	17,005,713
Avistar at the Crest - Series A (2)	TX	9,140,656	2,376,580	-	11,517,236
Avistar at the Oaks - Series A (2)	TX	7,388,262	1,854,785	-	9,243,047
Avistar at the Parkway - Series A (3)	TX	12,721,014	2,790,208	-	15,511,222
Avistar at Wilcrest - Series A (6)	TX	5,235,915	1,084,347	-	6,320,262
Avistar at Wood Hollow - Series A (6)	TX	39,756,184	8,703,609	-	48,459,793
Avistar in 09 - Series A (2)	TX	6,379,479	1,601,535	-	7,981,014
Avistar on the Boulevard - Series A (2)	TX	15,572,093	3,779,139	-	19,351,232
Avistar on the Hills - Series A (2)	TX	5,058,171	1,292,513	-	6,350,684
Bruton Apartments (4)	TX	17,674,167	3,792,253	-	21,466,420
Concord at Gulfgate - Series A (4)	TX	18,796,773	4,888,537	-	23,685,310
Concord at Little York - Series A (4)	TX	13,168,029	3,543,909	-	16,711,938
Concord at Williamcrest - Series A (4)	TX	20,398,687	5,397,326	-	25,796,013
Crossing at 1415 - Series A (4)	TX	7,331,821	1,810,458	-	9,142,279
Decatur Angle (4)	TX	22,270,729	5,600,721	-	27,871,450
Esperanza at Palo Alto (4)	TX	19,218,417	5,955,488	-	25,173,905
Heights at 515 - Series A (4)	TX	6,712,409	1,600,836	-	8,313,245
Heritage Square - Series A (3)	TX	10,579,057	2,095,871	-	12,674,928
Oaks at Georgetown - Series A (4)	TX	12,135,392	2,597,201	-	14,732,593
Runnymede (1)	TX	9,805,000	105,634	-	9,910,634
Southpark (1)	TX	11,462,172	1,917,286	-	13,379,458
15 West Apartments (4)	WA	9,604,680	3,257,826	-	12,862,506
Mortgage revenue bonds held in trust		637,948,068	130,520,576	-	768,468,644

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(3)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(4)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(5)	MRB held by Morgan Stanley in a debt financing transaction Note 15
(6)	MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 15

	December 31, 2020
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Solano Vista - Series A	CA	$2,665,000	$891,612	$-	$3,556,612
Greens Property - Series B	NC	925,607	107,347	-	1,032,954
Arby Road Apartments - Series A	NV	7,385,000	15,059	-	7,400,059
Ohio Properties - Series B	OH	3,485,690	13,578	-	3,499,268
Rosewood Townhomes - Series B	SC	469,781	2,549	-	472,330
South Pointe Apartments - Series B	SC	1,099,487	5,967	-	1,105,454
Provision Center 2014-1	TN	6,161,954	-	-	6,161,954
Avistar at the Crest - Series B	TX	735,974	144,746	-	880,720
Avistar at the Oaks - Series B	TX	538,723	100,668	-	639,391
Avistar at the Parkway - Series B	TX	123,973	43,650	-	167,623
Avistar in 09 - Series B	TX	444,398	83,042	-	527,440
Avistar on the Boulevard - Series B	TX	437,318	82,718	-	520,036
Mortgage revenue bonds held by the Partnership		$24,472,905	$1,490,936	$-	$25,963,841

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

During the three months ended March 31, 2020, the Partnership recognized a $1.4 million provision for credit loss related to the Provision Center 2014-1 MRB in its condensed consolidated statements of operations. The credit loss related to the Provision Center 2014-1 MRB was primarily driven by debt service shortfalls by the underlying commercial property. The borrower of the Provision Center 2014-1 MRB filed for bankruptcy in December 2020.

MRB Activity in the First Three Months of 2021

Acquisitions:

There were no MRBs acquired during the three months ended March 31, 2021.

Redemptions:

The following MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the three months ended March 31, 2021:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Arby Road Apartments - Series A (1)	March	Las Vegas, NV	180	10/1/2027	5.35%	$1,600,000
Arby Road Apartments - Series A (1)	March	Las Vegas, NV	180	4/1/2041	5.50%	5,785,000
						$7,385,000

(1)	Both MRBs are part of the same series but had different interest rates and maturity dates.

MRB Activity in the First Three Months of 2020

Acquisitions:

There were no MRBs acquired during the three months ended March 31, 2020.

Redemptions:

The following MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the three months ended March 31, 2020:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Solano Vista - Series B	January	Vallejo, CA	96	1/1/2021	5.85%	$3,103,000

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$7,319,000	$-
Provision for credit loss	-	1,358,000
Balance, end of period (1)	$7,319,000	$1,358,000
(1)	The allowance for credit losses as of March 31, 2021 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments MRB.

7. Governmental Issuer Loans

Governmental issuer loans (“GILs”) owned by the Partnership are issued by state or local governmental authorities to provide construction financing for affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GILs. The GILs are secured by the borrower’s non-recourse obligation evidenced by a mortgage on all real and personal property associated with the underlying property. The sole source of the funds to pay principal and interest on the GILs is the net cash flow or the sale or refinancing proceeds from the underlying property. The GILs share a first mortgage lien position with the associated property loans (Note 10) or taxable GIL (Note 12) also owned by the Partnership. Affiliates of the borrower have guaranteed limited-to-full payment of principal and interest on the GILs. The GILs are held in trust in connection with TOB Trust financings (Note 15). The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction. The Partnership had the following investments and remaining funding commitments related to its GILs as of March 31, 2021 and December 31, 2020:

							As of March 31, 2021
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate		Current Interest Rate	Amortized Cost	Maximum Remaining Commitment
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.15%	$40,000,000	$-
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(3),(4)	3.75%	24,733,130	9,266,870
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	(4)	3.25%	15,182,744	17,897,256
Legacy Commons at Signal Hills (1)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	(4)	3.57%	9,917,887	24,702,113
Hilltop at Signal Hills (1)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	(4)	3.57%	4,075,050	20,374,950
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%	(4)	4.60%	6,331,200	17,058,800
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%	(4)	4.60%	3,691,245	8,414,378
								$103,931,256	$97,714,367
(1)	An affiliate of the Partnership has forward committed to purchase the GIL at maturity if the property has reached stabilization and other conditions are met (Note 21).
(2)	The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(3)	The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)	The variable index interest rate component is subject to a floor.

							As of December 31, 2020
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate		Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.19%	$40,000,000
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(3),(4)	3.75%	14,403,000
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	(4)	3.25%	10,460,657
								$64,863,657
(1)	An affiliate of the Partnership has forward committed to purchase the GILs at maturity if the property has reached stabilization and other conditions are met (Note 21).
(2)	The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon payment of a non-refundable extension fee.
(3)	The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)	The variable index interest rate component is subject to a floor.

GIL Activity in the First Three Months of 2021

Acquisitions:

During January 2021, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying property on a draw-down basis as summarized below. See above tables for additional information associated with the GIL commitments.

•	$34.6 million commitment related to Legacy Commons at Signal Hills;
•	$24.5 million commitment related to Hilltop at Signal Hills;
•	$23.4 million commitment related to Hope on Avalon;
•	$12.1 million commitment related to Hope on Broadway.

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of March 31, 2021 and December 31, 2020:

Real Estate Assets as of March 31, 2021
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,399,529	$42,598,797
The 50/50 MF Property	Lincoln, NE	475	-	32,942,956	32,942,956
Land held for development		(1)	1,675,997	-	1,675,997
					$77,217,750
Less accumulated depreciation					(18,827,865)
Net real estate assets					$58,389,885

(1)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Real Estate Assets as of December 31, 2020
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,375,298	$42,574,566
The 50/50 MF Property	Lincoln, NE	475	-	32,940,854	32,940,854
Land held for development		(1)	1,675,997	-	1,675,997
					$77,191,417
Less accumulated depreciation					(18,150,215)
Net real estate assets					$59,041,202

(1)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Activity in the First Three Months of 2021

As of March 31, 2021, the land held for development in Gardner, KS was listed for sale.

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

The following table provides the details of the investments in unconsolidated entities as of March 31, 2021 and December 31, 2020 and remaining equity commitment amounts as of March 31, 2021:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of March 31, 2021	Carrying Value as of December 31, 2020	Maximum Remaining Equity Commitment as of March 31, 2021
Vantage at Powdersville	Powdersville, SC	288	November 2017	February 2020	12,295,801	12,295,801	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	7,840,500	7,840,500	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	10,570,000	10,570,000	-
Vantage at Germantown	Germantown, TN	288	June 2018	March 2020	-	12,425,000	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	October 2020	12,390,012	14,640,000	-
Vantage at Coventry	Omaha, NE	294	September 2018	February 2021	9,007,435	9,007,435	-
Vantage at Conroe	Conroe, TX	288	April 2019	January 2021	10,669,242	10,406,895	-
Vantage at O'Connor	San Antonio, TX	288	October 2019	N/A	8,453,760	8,245,890	-
Vantage at Westover Hills	San Antonio, TX	288	January 2020	N/A	8,223,758	8,021,544	-
Vantage at Tomball	Tomball, TX	288	August 2020	N/A	10,964,487	9,280,134	-
Vantage at Hutto	Hutto, TX	288	November 2020	N/A	3,243,428	3,163,676	7,359,952
Vantage at San Marcos	San Marcos, TX	288	November 2020	N/A	1,006,442	981,695	8,943,914
		3,468			$94,664,865	$106,878,570	$16,303,866

Activity in the First Three Months of 2021

In March 2021, Vantage at Germantown sold substantially all assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $16.1 million upon sale. The Partnership recognized approximately $862,000 of “Investment income” and approximately $2.8 million as “Gain on sale of investment in an unconsolidated entity” associated with the sale.

Activity in the First Three Months of 2020

In January 2020, the Partnership executed a $7.3 million equity commitment to fund construction of the Vantage at Westover Hills multifamily property.

The following table provides combined summary financial information for the Partnership’s investments in unconsolidated entities for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Property Revenues	$5,482,870	$2,483,605
Gain on sale of property	$8,967,247	$-
Net income (loss)	$6,931,134	$(2,519,165)

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Centennial Crossings (1)	3,017,729	-	3,017,729
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Hilltop at Signal Hills (1)	1,000,000	-	1,000,000
Legacy Commons at Signal Hills (1)	1,000,000	-	1,000,000
Live 929 Apartments	911,232	(911,232)	-
Oasis at Twin Lakes (1)	1,000,000	-	1,000,000
Ohio Properties	2,390,446	-	2,390,446
Scharbauer Flats Apartments (1)	2,309,613	-	2,309,613
Total	$24,225,765	$(8,305,046)	$15,920,719
(1)	The property loan is held in trust in connection with a TOB financing (Note 15).

	December 31, 2020
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Centennial Crossings (1)	3,017,729	-	3,017,729
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	911,232	(911,232)	-
Ohio Properties	2,390,446	-	2,390,446
Scharbauer Flats Apartments (1)	2,309,613	-	2,309,613
Total	$21,225,765	$(8,305,046)	$12,920,719
(1)	The property loan is held in trust in connection with a TOB financing (Note 15).

During the three months ended March 31, 2021 and 2020, the interest to be earned on the Live 929 Apartments and Cross Creek property loans were in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest accrued was not probable.  In addition, for the three months ended March 31, 2021 and 2020, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

Activity in the First Three Months of 2021

Concurrent with the acquisition of GILs (Note 7), the Partnership has committed to provide property loans for the construction of the underlying properties on a draw-down basis. The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying properties. Affiliates of the borrower have guaranteed limited-to-full payment of principal and accrued interest on the property loans. The following is a summary of the property loans commitments entered into during the three months ended March 31, 2021:

Property Name	Date Committed	Maturity Date (1)	Outstanding Balance
Legacy Commons at Signal Hills	January 2021	2/1/2024	$1,000,000
Hilltop at Signal Hills	January 2021	8/1/2023	1,000,000
			$2,000,000

(1)	The borrower has the option to extend the maturity date up to six months.

In March 2021, the Partnership amended the secured property loan with Live 929 Apartments to increase the total available loan amount to $1.5 million from $1.0 million. The property loan is subordinate to the MRBs associated with the property.

The following table summarizes the Partnership’s outstanding property loan commitments as of March 31, 2021:

Maximum Remaining Commitment
Centennial Crossings	21,232,271
Hilltop at Signal Hills	20,197,939
Legacy Commons at Signal Hills	31,233,972
Oasis at Twin Lakes	26,704,180
Scharbauer Flats Apartments	21,850,387
Total	$121,218,749

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Current income tax expense	$16,485	$42,335
Deferred income tax benefit	(16,228)	(30,921)
Total income tax expense	$257	$11,414

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of March 31, 2021 and December 31, 2020.

12. Other Assets

The following table summarizes the other assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Deferred financing costs, net	$455,954	$390,649
Fair value of derivative instruments (Note 17)	327,376	321,503
Taxable mortgage revenue bonds, at fair value	1,443,988	1,510,437
Taxable governmental issuer loan held in trust	1,000,000	-
Bond purchase commitments, at fair value (Note 18)	310,909	431,879
Operating lease right-of-use assets, net	1,641,462	1,648,742
Other assets	1,911,434	1,605,374
Total other assets	$7,091,123	$5,908,584

As of March 31, 2021 and December 31, 2020, the operating lease right-of-use assets consisted primarily of a ground lease at the 50/50 MF Property (Note 13).

See Note 22 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Interest expense” on the Partnership’s condensed consolidated statements of operations.  Unrealized gain or losses on taxable MRBs and bond purchase commitments are recorded in the Partnership’s condensed consolidated statements of comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

Concurrent with the acquisition of the Hope on Avalon GIL (Note 7), the Partnership entered into a taxable GIL to provide construction financing for the underlying property on a draw-down basis. The GIL and taxable GIL are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. The taxable GIL is held in trust in connection with a TOB Trust financing (Note 15). The following table includes details of the taxable GIL, and the remaining funding commitment, that was entered into during the three months ended March 31, 2021:

Property Name	Date Committed	Maturity Date	Outstanding Balance	Maximum Remaining Commitment
Hope on Avalon	January 2021	2/1/2023 (1)	$1,000,000	$9,573,000
(1)	The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the accounts payable, accrued expenses and other liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accounts payable	$109,503	$94,674
Accrued expenses	2,626,800	2,755,010
Accrued interest expense	3,630,945	3,433,247
Operating lease liabilities	2,150,033	2,149,001
Other liabilities	1,556,498	1,517,633
Total accounts payable, accrued expenses and other liabilities	$10,073,779	$9,949,565

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of March 31, 2021, the minimum aggregate annual payment due under the agreement is approximately $135,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $42,000 for the three months ended March 31, 2021 and 2020, respectively, and are reported within “Real estate operating expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of March 31, 2021:

Remainder of 2021	$104,102
2022	141,119
2023	143,561
2024	144,706
2025	147,598
Thereafter	4,369,676
Total	5,050,762
Less: Amount representing interest	(2,900,729)
Total operating lease liabilities	$2,150,033

14. Unsecured Lines of Credit

The following tables summarize the unsecured lines of credit (“LOC”) as of March 31, 2021 and December 31, 2020:

Unsecured Lines of Credit	Outstanding as of March 31, 2021	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$-	$50,000,000	June 2022	Variable (1)	Monthly	2.61%
Bankers Trust operating	-	10,000,000	June 2022	Variable (1)	Monthly	3.36%
Total unsecured lines of credit	$-	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2020	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$7,475,000	$50,000,000	June 2022	Variable (1)	Monthly	2.65%
Bankers Trust operating	-	10,000,000	June 2022	Variable (1)	Monthly	3.40%
Total unsecured lines of credit	$7,475,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

The principal amount of each acquisition advance from the non-operating LOC is due on the 270th day following the advance date and may be extended for up to three additional 90-day periods by making partial repayments in accordance with the Credit Agreement. The non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed 75% of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of March 31, 2021.

The Partnership is required to make principal payments to reduce the operating LOC to zero for fifteen consecutive calendar days during each calendar quarter. The Partnership has fulfilled its prepayment obligation for all periods presented. In addition, the Partnership has fulfilled its second quarter of 2021 repayment obligation as it maintained a zero balance in the operating LOC for fifteen consecutive days during April 2021.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of March 31, 2021 and December 31, 2020:

	Outstanding Debt Financings as of March 31, 2021, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$39,710,422	$4,000	2010	May 2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	77,965,698	4,999	2014	July 2024	Weekly	SIFMA	0.08%	1.36%	1.44%
Fixed - M33	30,648,101	2,606	2015	September 2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	215,362,292	5,000	2018	July 2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	103,016,551	77,530,126	2020	September 2025	Monthly	3-month LIBOR	0.18%	9.00%	9.18% (3)

TOB Trusts Securitization
Mizuho Capital Markets:
Variable - TOB	3,635,973	-	2020	July 2022	Weekly	SIFMA	0.25%	0.89%	1.14%
Variable - TOB	7,873,144	-	2021	February 2023	Weekly	SIFMA	0.25%	1.42%	1.67%
Variable - TOB	122,615,475	-	2019	July 2023	Weekly	SIFMA	0.25% - 0.30%	1.17% - 1.67%	1.42% - 1.97%
Variable - TOB	76,533,047	-	2020	September 2023	Weekly	OBFR	0.32%	0.89%	1.21%
Variable - TOB	5,680,127	-	2020	December 2023	Weekly	SIFMA	0.25%	1.27%	1.52%
Variable - TOB	15,761,909	-	2021	January 2024	Weekly	OBFR	0.32%	0.89%	1.21%
Morgan Stanley:
Fixed - Term TOB	12,986,162	-	2019	May 2022	N/A	N/A	N/A	N/A	3.53%
Total Debt Financings	$711,788,901
(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)

The Partnership has entered into two total return swap transactions with the Secured Notes as the reference security and notional amounts totaling the outstanding principal on the Secured Notes. The total return swaps effectively net down the interest rate on the Secured Notes. Considering the effect of the total return swaps, the effective net interest rate is 4.25% for approximately $39.9 million of the Secured Notes and 1.00% for approximately $63.5 million of the Secured Notes as of March 31, 2021. See Note 17 for further information on the total return swaps.

	Outstanding Debt Financings as of December 31, 2020	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$39,825,019	$238,760	2010	May 2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	78,272,018	4,999	2014	July 2024	Weekly	SIFMA	0.12%	1.34%	1.46%
Fixed - M33	30,796,097	2,606	2015	September 2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	215,825,022	5,000	2018	July 2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	103,086,756	77,500,000	2020	September 2025	Monthly	3-month LIBOR	0.22%	9.00%	9.22% (3)

TOB Trusts Securitization
Mizuho Capital Markets:
Variable - TOB	1,765,167	-	2020	July 2022	Weekly	SIFMA	0.29%	0.89%	1.18%
Variable - TOB	122,724,862	-	2019	July 2023	Weekly	SIFMA	0.29% - 0.39%	1.17% - 1.67%	1.46% - 2.06%
Variable - TOB	62,992,845	-	2020	September 2023	Weekly	OBFR	0.33%	0.89%	1.22%
Variable - TOB	5,668,324	-	2020	December 2023	Weekly	SIFMA	0.29%	1.27%	1.56%
Morgan Stanley:
Fixed - Term TOB	13,001,530	-	2019	May 2022	N/A	N/A	N/A	N/A	3.53%
Total Debt Financings	$673,957,640

(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)

The Partnership has entered into two total return swap transactions with the Secured Notes as the reference security and notional amounts totaling the outstanding principal on the Secured Notes. The total return swaps effectively net down the interest rate on the Secured Notes. Considering the effect of the total return swaps, the effective net interest rate is 4.25% for approximately $40.0 million of the Secured Notes and 1.00% for approximately $63.5 million of the Secured Notes as of December 31, 2020. See Note 17 for further information on the total return swaps.

The TOB, Term TOB and TEBS financing arrangements are consolidated VIE’s to the Partnership (Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, Term TOB and TEBS financings in the Partnership’s condensed consolidated financial statements. See Note 6 for information regarding the MRBs securitized within each TOB, Term TOB and TEBS financing, Note 7 for information regarding the GILs securitized within each TOB Trust financing, Note 10 for information regarding the property loans securitized within each TOB Trust financing and Note 12 for information regarding the taxable GIL securitized within a TOB Trust financing. As the residual interest holder, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the underlying collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

As of March 31, 2021 and December 31, 2020, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. The restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of two total return swaps that have the Secured Notes as the reference security (Note 17). The Partnership may also be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho. The amount of collateral posting required is dependent on the valuation of the underlying MRBs, GILs and property loans in relation to thresholds set by Mizuho. There was no requirement to post collateral for the TOB Trusts with Mizuho as of March 31, 2021 and December 31, 2020.

The Partnership has entered into various TOB Trust financings with Mizuho secured by MRBs, GILs, property loans and a taxable GIL. The Mizuho TOB Trusts require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  In addition, the Master Trust Agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remains listed on the NASDAQ.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the senior interests issued by each TOB Trust.  The Partnership was in compliance with these covenants as of March 31, 2021.

The Term TOB Trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply.  The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The Partnership was in compliance with all covenants as of March 31, 2021.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Three Months of 2021

New Debt Financings:

The following is a summary of the Mizuho TOB Trust financings that were entered into during the three months ended March 31, 2021:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
TOB Trust 2021-XF2926 (1)	$16,190,000	January 2024	Weekly	OBFR	0.89%
Hope on Avalon GIL	5,064,000	February 2023	Weekly	SIFMA	1.42%
Hope on Broadway GIL	2,953,000	February 2023	Weekly	SIFMA	1.42%
Total TOB Trust Financings	$24,207,000
(1)

The TOB Trust is securitized by the Legacy Commons at Signal Hills GIL and property loan, Hilltop at Signal Hills GIL and property loan, Oasis at Twin Lakes property loan and Hope on Avalon taxable GIL.

Activity in the First Three Months of 2020

In January 2020, the Partnership extended the maturity date of the Term TOB Trust financing related to Provision Center 2014-1 from January 2020 to May 2020. The Term TOB Trust financing was subsequently collapsed in April 2020.

In January 2020, the variable rate TOB Trust financings associated with the PHC Certificates were collapsed and all principal and interest was paid in full in conjunction with the Partnership’s sale of the PHC Certificates to an unrelated party.

In February 2020, the Partnership extended the maturity dates of the Term A/B Trust financings related to Gateway Village and Lynnhaven Apartments from February 2020 to February 2021. The Term A/B Trust financings were subsequently collapsed in April 2020.

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2021 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2021	$4,456,041
2022	23,310,689
2023	217,166,816
2024	104,029,152
2025	11,363,784
Thereafter	354,282,763
Total	714,609,245
Unamortized deferred financing costs and debt premium	(2,820,344)
Total debt financing, net	$711,788,901

16. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnership’s mortgages payable and other secured financing, net of deferred financing costs, as of March 31, 2021 and December 31, 2020:

MF Property Mortgage Payables	Outstanding Mortgage Payable as of March 31, 2021, net	Outstanding Mortgage Payable as of December 31, 2020, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$2,521,369	$2,521,308	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	23,339,100	23,463,564	2020	April 2027	Fixed	4.35%
Total Mortgage Payable\Weighted Average Period End Rate	$25,860,469	$25,984,872				4.36%

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2021 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2021	$710,641
2022	869,599
2023	908,564
2024	946,558
2025	1,782,213
Thereafter	20,644,450
Total	25,862,025
Unamortized deferred financing costs	(1,556)
Total mortgages payable and other secured financings, net	$25,860,469

17. Derivative Financial Instruments

The following table summarizes the terms of the Partnership’s total return swaps as of March 31, 2021 and December 31, 2020:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of March 31, 2021
Sept 2020	39,881,661	Sept 2020	Sept 2025	4.25% (1)	9.18% (3)	3-month LIBOR	Mizuho Capital Markets	$77,280
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.18% (3)	3-month LIBOR	Mizuho Capital Markets	214,768
								$292,048
(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of December 31, 2020
Sept 2020	39,970,485	Sept 2020	Sept 2025	4.25% (1)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	$77,995
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	215,631
								$293,626

(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

Each of the total return swaps have the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 15). The combined notional amount of the total return swaps is $103.4 million, which is the same as the principal balance of the Secured Notes. The rate received on each total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid on each total return swap. Under the total return swaps, the Partnership is liable for any decline in the value of the Secured Notes. If the fair value of the underlying Secured Notes is less than the outstanding principal balance, the Partnership is required to post additional cash collateral equal to the amount of the deficit. Such a deficit will also be reflected in the fair value of the total return swaps.

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a notional amount of $39.9 million, requires the Partnership to maintain cash collateral equal to 35% of the notional amount, which was approximately $14.0 million as of March 31, 2021. The second total return swap with a notional amount of $63.5 million, requires the Partnership to maintain cash collateral equal to 100% of the notional amount, which was approximately $63.5 million as of March 31, 2021. Through March 2022, the Partnership has the option to allocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million, and receive net cash proceeds of approximately 65% of the reallocated notional amount. The second total return swap terminates in March 2022 and any remaining cash collateral will be used to pay down the principal balance of the Secured Notes.

The following tables summarize the Partnership’s interest rate cap agreements as of March 31, 2021 and December 31, 2020:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of March 31, 2021
Aug 2019	77,642,414	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$35,328
							$35,328
(1)	See Notes 15 and 22 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of December 31, 2020
Aug 2019	77,979,924	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$27,877
							$27,877
(1)	See Notes 15 and 22 for additional details.

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt.  The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in other comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitment as of March 31, 2021:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Rate	Estimated Closing Date	Fair Value as of March 31, 2021
CCBA Senior Garden Apartments	July 2020	$3,807,000	4.50%	Q3 2022	$310,909

Mortgage Revenue Bond and Taxable Mortgage Revenue Bond Commitments

The Partnership has committed to fund additional proceeds related to the Ocotillo Springs Series A MRB (Note 6) and a taxable MRB (Note 12) while the property is under construction. The Partnership’s remaining maximum commitments related to the Series A MRB and a taxable MRB totaled $10.9 million and $7.0 million, respectively, as of March 31, 2021.

Governmental Issuer Loan and Taxable Governmental Issuer Loan Commitments

The Partnership has outstanding commitments to fund the proceeds related to the GILs and taxable GILs while the property is under construction.  Disclosures of remaining maximum commitment for GILs and a taxable GIL are in Note 7 and Note 12, respectively.

Equity Investment Commitments

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has outstanding commitments to contribute equity to unconsolidated entities.  See Note 9 for disclosure of remaining maximum commitments.

Property Loan Commitments

The Partnership has outstanding commitments to fund the proceeds related to property loans while certain properties are under construction. See Note 10 for disclosure of remaining maximum commitments.

Construction Loan Guarantees

The Partnership has entered into guaranty agreements for loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of March 31, 2021:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Loan	Loan Balance as of March 31, 2021	Partnership's Maximum Exposure as of March 31, 2021	Guarantee Terms
Vantage at Stone Creek	2018	$30,824,000	$30,501,955	$15,250,978	(1)
Vantage at Coventry	2018	31,500,000	29,369,707	14,684,853	(1)
Vantage at Murfreesboro	2021	30,500,000	30,500,000	15,250,000	(2)

(1)

The Partnership’s guaranty was initially for the entire amount of the loan and will decrease based on the achievement of certain events or financial ratios. The Partnership’s maximum exposure will decrease to 25% of the loan balance when certain debt service coverage levels are achieved by the borrower.

(2)

The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth and maintain liquid assets of not less than $5.0 million. The Partnership was in compliance with these requirements as of March 31, 2001. The Partnership has also provided indemnification to the lender for costs related to environmental non-compliance and remediation during the term.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of March 31, 2021:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of March 31, 2021
Ohio Properties	2011	2026	$3,011,522
Greens of Pine Glen, LP	2012	2027	2,046,028

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

The following table summarizes the outstanding Series A Preferred Units as of March 31, 2021 and December 31, 2020:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of March 31, 2021 and December 31, 2020	9,450,000	$94,500,000

20. Restricted Unit Awards

The Partnership’s Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 3.0 million BUCs. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant. In December 2020, the Board of Managers of Greystone Manager vested 50,000 of the Partnership’s previous CEO’s unvested restricted unit awards and all related compensation expense was recognized immediately.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $78,000 and $39,000 for the three months ended March 31, 2021 and 2020, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Nonvested as of January 1, 2020	-	$-
Granted	290,000	4.98
Vested	(154,386)	4.98
Forfeited	(2,802)	4.98
Nonvested as of December 31, 2020	132,812	$4.98
No activity	-	4.98
Nonvested as of March 31, 2021	132,812	$4.98

The unrecognized compensation expense related to nonvested RUAs granted under the Plan was $334,000 as of March 31, 2021. The remaining compensation expense is expected to be recognized over a weighted average period of 1.2 years.  The total intrinsic value of unvested RUAs was approximately $734,000 as of March 31, 2021.

21. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s condensed consolidated financial statements for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Partnership administrative fees paid to AFCA 2 (1)	$966,000	$865,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	11,000	8,000

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

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs, GILs and certain property loans for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported on the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs, GILs and certain property loans and affiliates for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Non-Partnership property administrative fees received by AFCA 2 (1)	$9,000	$9,000
Investment/mortgage placement fees received by AFCA 2 (2)	1,254,000	542,000

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

Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase five of the Partnership’s GILs (Note 7), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac.

In October 2020, the Partnership executed an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee equal to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate.  There were no fees paid under this agreement for the three months ended March 31, 2021.

The Partnership reported receivables due from unconsolidated entities of approximately $63,000 and $53,000 as of March 31, 2021 and December 31, 2020, respectively. These amounts are reported within “Other assets” on the Partnership’s condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $368,000 and $344,000 as of March 31, 2021 and December 31, 2020, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s condensed consolidated balance sheets.

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

The following is a description of the valuation methodologies used for the assets and liabilities measured at fair value on a recurring basis.

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2021 and December 31, 2020, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2021 and December 31, 2020 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Mortgage revenue bonds	1.6% - 13.5%	1.4% - 13.3%	3.3%	3.0%
Taxable mortgage revenue bonds	7.9% - 8.0%	7.1% - 7.4%	8.0%	7.3%
Bond purchase commitments	3.7%	3.5%	3.7%	3.5%

(1)	Weighted by the total principal outstanding of all the respective securities as of the reporting date.

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

Assets measured at fair value on a recurring basis as of March 31, 2021 are summarized as follows:

	Fair Value Measurements as of March 31, 2021
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$753,176,405	$-	$-	$753,176,405
Mortgage revenue bonds	18,348,507	-	-	18,348,507
Bond purchase commitments (reported within other assets)	310,909	-	-	310,909
Taxable mortgage revenue bonds (reported within other assets)	1,443,988	-	-	1,443,988
Derivative financial instruments (reported within other assets)	327,376	-	-	327,376
Total Assets at Fair Value, net	$773,607,185	$-	$-	$773,607,185

The following table summarizes the activity related to Level 3 assets for the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance January 1, 2021	$794,432,485	$431,879	$1,510,437	$321,503	$796,696,304
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	34,531	-	-	1,806,167	1,840,698
Included in other comprehensive loss	(16,234,685)	(120,970)	(64,112)	-	(16,419,767)
Purchases	2,071,500	-	-	-	2,071,500
Settlements	(8,778,919)	-	(2,337)	(1,800,294)	(10,581,550)
Ending Balance March 31, 2021	$771,524,912	$310,909	$1,443,988	$327,376	$773,607,185
Total amount of gains for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on March 31, 2021	$-	$-	$-	$7,451	$7,451
(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Assets measured at fair value on a recurring basis as of December 31, 2020 are summarized as follows:

	Fair Value Measurements as of December 31, 2020
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$768,468,644	$-	$-	$768,468,644
Mortgage revenue bonds	25,963,841	-	-	25,963,841
Bond purchase commitments (reported within other assets)	431,879			431,879
Taxable mortgage revenue bonds (reported within other assets)	1,510,437	-	-	1,510,437
Derivative instruments (reported within other assets)	321,503	-	-	321,503
Total Assets at Fair Value, net	$796,696,304	$-	$-	$796,696,304

The following table summarizes the activity related to Level 3 assets and liabilities for the three months ended March 31, 2020:

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

As of March 31, 2021 and December 31, 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs and taxable GIL, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs and taxable GILs are categorized as Level 3 assets. The fair value of the GILs and taxable GILs approximated amortized cost as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB Trust financings are credit enhanced by Mizuho. The table below summarizes the fair value of the Partnership’s financial liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$711,788,901	745,686,708	$673,957,640	$709,760,933
Unsecured lines of credit	-	-	7,475,000	7,475,000
Mortgages payable and other secured financing	25,860,469	25,862,025	25,984,872	25,986,514

23. Segments

As of March 31, 2021, the Partnership has three reportable segments - Mortgage Revenue Bond Investments, Other Investments, and MF Properties. Previously, the Partnership had a fourth reportable segment related to its investments in Public Housing Capital Fund Trusts; however, all activity in that segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020 as described further below. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than MRBs provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt and other investments cannot exceed 25% of the Partnership’s total assets at the time of acquisition as required under the Partnership Agreement.  Tax-exempt and other investments consist of taxable MRBs, a taxable GIL, real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs and GILs are held as investments, and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s condensed consolidated balance sheets.  As of March 31, 2021, the Partnership reported 75 MRBs and seven GILs. The Residential Properties financed by MRBs and GILs contain a total of 10,935 and 1,267 rental units, respectively. In addition, one MRB (Provision Center 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations are reported within this segment.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and property loans to certain market-rate multifamily properties (Note 10).

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership (Note 8). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of March 31, 2021, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trusts Segment

The Public Housing Capital Fund Trusts segment consisted of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates and the related TOB Trust financings. In January 2020, the Partnership sold the PHC Certificates to an unrelated party, and the related TOB Trust financings were collapsed, and all principal and interest was paid in full.  As a result, the Public Housing Capital Fund Trusts segment has no activity after January 2020.

The following table details certain financial information for the Partnership’s reportable segments for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Total revenues
Mortgage Revenue Bond Investments	$10,794,788	$10,205,803
Other Investments	1,898,176	1,403,615
MF Properties	1,694,524	1,952,247
Public Housing Capital Fund Trusts	-	174,470
Total revenues	$14,387,488	$13,736,135

Interest expense
Mortgage Revenue Bond Investments	$4,944,277	$5,498,199
Other Investments	-	-
MF Properties	282,198	321,776
Public Housing Capital Fund Trusts	-	197,993
Total interest expense	$5,226,475	$6,017,968

Depreciation expense
Mortgage Revenue Bond Investments	$5,811	$2,424
Other Investments	-	-
MF Properties	677,649	707,014
Public Housing Capital Fund Trusts	-	-
Total depreciation expense	$683,460	$709,438

Net income (loss)
Mortgage Revenue Bond Investments	$2,549,452	$440,336
Other Investments	4,706,221	1,403,152
MF Properties	(262,819)	(252,730)
Public Housing Capital Fund Trusts	-	1,390,999
Net income (loss)	$6,992,854	$2,981,757

The following table details total assets for the Partnership’s reportable segments as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Total assets
Mortgage Revenue Bond Investments	$1,131,733,809	$1,114,146,614
Other Investments	94,728,344	106,931,182
MF Properties	67,649,074	67,988,190
Public Housing Capital Fund Trusts	-	-
Consolidation/eliminations	(102,251,108)	(113,818,107)
Total assets	$1,191,860,119	$1,175,247,879

24. Subsequent Events

In April 2021, the Partnership acquired an MRB for the acquisition and rehabilitation of a senior citizen Residential Property. At closing, the Partnership advanced $4.2 million of the MRB commitment with the remaining commitments to be advanced during the renovation period.  The following table summarizes the terms of the MRB:

Commitment	Month Acquired	Property Location	Units	Maturity Date	Fixed Interest Rate	Initial Funding	Maximum Remaining Commitment (1)
Jackson Manor Apartments	April	Jackson, MS	60	May 1, 2038	5.00%	$4,150,000	$2,750,000
(1)	Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed approximately $4.8 million.

In April 2021, the Partnership entered into a TOB Trust financing arrangement with Mizuho to securitize the Jackson Manor MRB. The TOB Trust financing allows for additional borrowings as the Partnership makes additional advances for the related funding commitment. The following table summarizes the initial terms of the TOB Trust financing:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	SIFMA Based Rates	Facility Fees	Initial Interest Rate
TOB Trust 2021-XF2936	$3,528,000	April 2023	Weekly	0.26%	1.27%	1.53%

In April 2021, the Partnership executed a $16.3 million equity commitment to fund construction of the Vantage at Loveland multifamily property in Loveland, CO. The Partnership may increase its equity commitment to $18.2 million based upon the occurrence of certain events.

In April 2021, the General Partner approved the Fifth Amendment to the Partnership Agreement authorizing the Partnership to issue a new series of limited partnership interests designated as Series A-1 Preferred Units (“Series A-1 Preferred Units”). The Series A-1 Preferred Units are on parity with the Series A Preferred Units, have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. Upon the sixth anniversary of the closing of the sale of Series A-1 Preferred Units to a subscriber, and upon each annual anniversary thereafter, the Partnership and each holder of Series A-1 Preferred Units have the right to redeem, in whole or in part, the Series A-1 Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The holders of Series A-1 Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the Partnership’s general partner, out of funds legally available therefor, at an annual rate of 3.0%.

In April 2021, the Partnership filed a registration statement on Form S-4 to register the offering and issuance of up to 9,450,000 of a newly-created series of limited partnership interests designated as Series A-1 Preferred Units under a shelf registration process. Under this process, the Partnership may from time to time offer and issue up to 9,450,000 Series A-1 Preferred Units in connection with future acquisitions, exchanges, and redemptions of other securities by the Partnership. The registration statement has not yet been declared effective by the SEC, and no Series A-1 Preferred Units are currently outstanding.

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

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates and assumptions include those used in determining: (i) the fair value of MRBs; (ii) investment impairments; (iii) impairment of real estate assets; and (iv) allowances for loan losses.

Executive Summary

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We generally refer to affordable multifamily and residential properties associated with our MRBs and GILs as “Residential Properties.” We expect and believe the interest received on these MRBs and GILs is excludable from gross income for federal income tax purposes. We may also invest in other types of securities and investments that may or may not be secured by real estate to the extent allowed by the Partnership Agreement.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s condensed consolidated financial statements for additional details.

As of March 31, 2021, we have three reportable segments: (1) Mortgage Revenue Bond Investments, (2) Other Investments, and (3) MF Properties. Previously, we had a fourth reportable segment related to our investments in Public Housing Capital Fund Trusts; however, all activity in that segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details.

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2021 and 2020:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2021
Mortgage revenue bond advance	1	$2,072	N/A	N/A	6
Mortgage revenue bond redemptions	2	7,385	N/A	N/A	6
Governmental issuer loan advances	6	39,068	N/A	N/A	7
Investments in unconsolidated entities	1	1,426	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,425	N/A	$702	9
Property loan advances	3	3,000	N/A	N/A	10
Taxable governmental issuer loan advance	1	1,000	N/A	N/A	12

For the Three Months Ended March 31, 2020
Mortgage revenue bond redemption	1	$3,103	N/A	N/A	6
PHC Certificates sold	3	43,349	$34,809	N/A	N/A
Investments in unconsolidated entities	3	10,270	N/A	N/A	9

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the three months ended March 31, 2021 and 2020, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2021
Net repayment on unsecured LOCs	5	$7,475	No	N/A	14
Proceeds from TOB financings with Mizuho	5	$39,594	Yes	N/A	15

For the Three Months Ended March 31, 2020
Net repayment on unsecured LOCs	1	$660	No	N/A	14
Refinancing of The 50/50 Mortgage and TIF loans	2	-	Yes	N/A	16

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

Effects of COVID-19

We continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business, including how it may impact our borrowers, business partners and tenants. While we have developed and implemented measures to monitor and mitigate the impact of COVID-19 to our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous factors that we are unable to reliably predict, including the duration and scope of the pandemic, general economic conditions during and after the pandemic, and governmental actions that have been taken, or may be taken in the future, in response to the pandemic. See the “Liquidity and Capital Resources” section in this Item 2 for information regarding our uses and potential sources of liquidity for the next twelve months.

Mortgage Revenue Bonds and Governmental Issuer Loans

Our MRBs and GILs are secured by affordable multifamily properties (referred to as “Residential Properties”) except for the Live 929 Apartments MRB, which is secured by a student housing property, and the Provision Center 2014-1 MRB, which is secured by a commercial property. The decline in U.S. economic activity as a result of the COVID-19 pandemic continues to negatively impact employment and earnings for tenants of affordable housing properties nationwide, such as the Residential Properties securing our MRB investments.

The property owners and property management service providers of our MRB Residential Properties provide regular updates on operations and rental collections. These parties have reported average rental collections within 30 days of billing of 90% in February 2021, 91% in March 2021, and 92% in April 2021. Such collection rates, plus the availability of reserves, have allowed all of the multifamily Residential Properties to be current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments.

Federal and state governments have instituted various relief measures intended to provide economic assistance to businesses and individuals impacted by COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and direct stimulus payments from the United States government to individuals. We believe such relief measures have helped certain tenants to stay current on their contractual rental payments. The long-term ability of the multifamily Residential Properties to stay current on contractual debt service payments may be dependent on various future developments that are uncertain, such as vaccination efforts and efficacy, shutdowns in local markets, changes in unemployment rates, and continuing governmental relief programs. If the Residential Properties experience a significant increase in delinquent rents in future months, our Residential Properties may be unable to make contractual principal and interest payments on our MRBs, negatively impacting our cash flows and leading to potential forbearance requests or MRB defaults. MRB defaults may cause defaults on our debt financing arrangements, triggering either a termination and repayment of the related debt or a sale of the underlying MRB. We may choose to provide support to Residential Properties through supplemental property loans to prevent such MRB defaults. We are continually monitoring rent collections and financial results of the Residential Properties for signs of stress and will proactively work with Residential Property owners that request forbearance on a case-by-case basis.

COVID-19 has had a more significant impact on Live 929 Apartments, our sole student housing MRB Residential Property. Live 929 Apartments is 71% occupied as of March 31, 2021. The nearby educational institution, Johns Hopkins University, has announced that it anticipates a broad resumption of in-person, on-campus classes for the Fall 2021 semester. The Live 929 Apartments MRB is currently operating under a forbearance agreement related to certain debt covenants and deferral of contractual MRB principal payments through December 2021. We are actively working with the borrower on opportunities to improve operations and improve cash flows available to pay debt service.

Additionally, COVID-19 has negatively impacted the performance of the commercial property associated with the Provision Center 2014-1 MRB in the form of lower patient volume and revenues. These results, in conjunction with declines in the general creditworthiness of proton therapy centers in the United States, have resulted in the reduction of the financial performance and support of the property. The borrower of Provision Center 2014-1 MRB filed for bankruptcy protection under Chapter 11 of title 11 of the United States Code in December 2020 and is working through the bankruptcy process. The outstanding principal balance of the Partnership’s MRB was $10.0 million as of March 31, 2021 and represents approximately 9% of the senior MRBs issued by the borrower. We continue to assess forbearance and restructuring options with the other senior bondholders.

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

MF Properties

The MF Properties are adjacent to universities and serve primarily university students. The University of Nebraska-Lincoln, which is adjacent to The 50/50 MF Property, is currently holding on-campus, in-person classes. The 50/50 MF Property has generated sufficient operating cash flows to meet all mortgage payment and operational obligations through March 31, 2021.

San Diego State University, which is adjacent to the Suites on Paseo MF Property, suspended on-campus, in-person classes for the Spring 2021 semesters due to COVID-19 concerns. San Diego State University has announced its intent to resume on-campus, in-person classes for the Fall 2021 semester. Occupancy at the Suites on Paseo was 77% as of March 31, 2021, which is significantly lower than the comparable period in 2020 but is an increase from 68% as of December 31, 2020. We have noted a slight increase in delinquencies at the Suites on Paseo compared to historical average delinquencies. There is currently no mortgage associated with the Suites on Paseo and the property’s operating cash flows have been sufficient to meet all operational obligations through March 31, 2021.

Continued spread of COVID-19 could put further stress on occupancy and delinquencies at our MF Properties. We continue to enforce the terms of our lease contracts with tenants, including co-signor guarantees, and will work with tenants experiencing financial difficulties on a case-by-case basis.

General Operations

Employees of Greystone Manager, the general partner of our General Partner, are responsible for our operations, including those individuals acting as executive officers of the Partnership. To protect the health and safety of our employees, we continue to maintain social distancing measures and certain employees continue to utilize work-at-home options. Also, we continue to maintain policies and procedures to address the COVID-19 pandemic, which have closely followed the recommendations and requirements of the CDC and the pronouncements of the state and local authorities of the states in which we operate.

Mortgage Revenue Bond Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas. The Partnership has also invested in GILs, a taxable GIL and property loans which are included within this segment.

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$10,795	$10,206	$589	5.8%
Interest expense	4,944	5,498	(554)	-10.1%
Segment net income	2,549	440	2,109	479.3%

Comparison of the three months ended March 31, 2021 and 2020

Interest income increased for the three months ended March 31, 2021 as compared to the same period in 2020 due primarily to interest income from our GIL investments.

Interest expense decreased for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to:

•

Generally lower SIFMA index rates during the three months ended March 31, 2021 resulted in lower interest expense on our variable rate debt financings. The SIFMA index averaged 0.04% and 1.67% during the three months ended March 2021 and 2020, respectively. See tables below for additional information regarding the impact of rate changes on the Partnership’s variable rate debt financings;

•

The termination of five fixed rate Term A/B financings with interest rates of approximately 4.50% that were replaced by five new TOB financings with an initial variable interest rate of approximately 2.09% in April 2020;

•	Approximately $425,000 of additional interest expense incurred during the three months ended March 31, 2020 associated with the termination of the Term A/B financings; and
•	Offset by the increase in average outstanding principal on the TOB financings and the execution of the Secured Notes in September 2020.

Segment net income for the three months ended March 31, 2021 increased as compared to the same period in 2020 due to:

•	The changes in total revenue and total interest expense detailed in the tables below;
•	A provision for credit loss of approximately $1.4 million related to the Provision Center 2014-1 MRB for the three months ended March 31, 2020; and
•	An increase of approximately $387,000 in general and administrative expenses primarily related to salaries and benefits.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended March 31, 2021 and 2020. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$667,989	$9,751	5.8%	$672,710	$9,990	5.9%
Governmental issuer loans	90,094	739	3.3%	-	-	N/A
Property loans	15,671	227	5.8%	7,999	156	7.8%
Other investments	1,959	54	11.0%	1,724	46	10.7%
Total interest-earning assets	$775,713	$10,771	5.6%	$682,433	$10,192	6.0%
Non-investment income		24			14
Total revenues		$10,795			$10,206

Interest-bearing liabilities:
Unsecured lines of credit	$11,117	$77	2.8%	$13,035	$149	4.6%
Fixed TEBS financing	288,011	2,790	3.9%	291,308	2,822	3.9%
Variable TEBS financing	78,119	279	1.4%	79,361	625	3.2%
Variable Secured Notes (1)	103,397	583	2.3%	-	-	N/A
Fixed Term A/B & TOB financing	13,024	115	3.5%	64,918	1,110	6.8%	(2)
Variable TOB financing	214,374	901	1.7%	67,993	574	3.4%
Amortization of deferred finance costs	N/A	206	N/A	N/A	243	N/A
Derivative fair value adjustments	N/A	(7)	N/A	N/A	(25)	N/A
Total interest-bearing liabilities	$708,042	$4,944	2.8%	$516,615	$5,498	4.3%
Net interest income/spread (3)		$5,827	3.0%		$4,694	2.8%

(1)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)

The increase in the average interest rate was due primarily to approximately $425,000 of additional interest expense related to termination of the Term A/B financings and Master Trust Agreement with Deutsche Bank in April 2020. Excluding such items, the average interest rate was approximately 4.0%.

(3)

Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended March 31, 2021 and 2020, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended March 31, 2021 vs. 2020
	Total Change	Volume $ Change		Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(239)	$(70)		$(169)
Governmental issuer loans	739	739		-
Property loans	71	150		(79)
Other investments	8	6		2
Total interest-earning assets	$579	$825		$(246)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(72)	$(22)		$(50)
Fixed TEBS financing	(32)	(32)		-
Variable TEBS financing	(346)	(10)		(336)
Variable Secured Notes (1)	583	583		-
Fixed Term A/B & TOB financing	(995)	(887)	(2)	(108)
Variable TOB financing	327	1,236	(2)	(909)
Amortization of deferred finance costs	(37)	N/A		(37)
Derivative fair value adjustments	18	N/A		18
Total interest-bearing liabilities	$(554)	$868		$(1,422)
Net interest income	$1,133	$(43)		$1,176

(1)	Interest expense is reported net of income/loss on our two total return swaps.
(2)	We terminated all Fixed Term A/B & TOB financings with Deutsche Bank in April 2020 and subsequent closed new variable TOB financings with Mizuho.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain market-rate multifamily properties and issues property loans due from other multifamily properties.

The following table compares operating results for the Other Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Other Investments
Total revenues	$1,898	$1,404	$494	35.2%
Gain on sale of investments in unconsolidated entity	2,809	-	2,809	N/A
Segment net income	4,707	1,404	3,303	235.3%

Comparison of the three months ended March 31, 2021 and 2020

The increase in total revenues for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the following:

•	An increase of approximately $862,000 for additional investment income recognized upon the sale of Vantage at Germantown, LLC in March 2021; and

•	A net decrease of approximately $368,000 in recurring investment interest income due to having reached the maximum guaranteed preferred returns on certain investments.

The gain on sale of investments in unconsolidated entities is related to the sale of the Vantage at Germantown property in March 2021.

The change in segment net income for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the change in total revenues and gain on sale of an unconsolidated entity discussed above.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management. As of March 31, 2021 and 2020, the Partnership and its consolidated subsidiaries owned two MF Properties which contained a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
MF Properties
Total revenues	$1,695	$1,952	$(257)	-13.2%
Interest expense	282	322	(40)	-12.4%
Segment net loss	(263)	(253)	(10)	-4.0%

Comparison of the three months ended March 31, 2021 and 2020

The decrease in total revenues for the three months ended March 31, 2021 as compared to the same period in 2020 is due primarily to lower occupancy at the Suites on Paseo. Lower occupancy is a result of the suspension of on-campus, in-person classes at San Diego State University due to the COVID-19 pandemic for the Fall 2020 and Spring 2021 semesters. San Diego State University has announced its intent to resume on-campus, in-person classes for the Fall 2021 semester.

The decrease in interest expense for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020.

The increase in segment net loss for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the changes in total revenues and interest expense described above and a decrease of approximately $203,000 in real estate operating expenses due to the closure of the bistro at the Suites on Paseo.

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

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$-	$174	$(174)	-100.0%
Interest expense	-	198	(198)	-100.0%
Segment net income	-	1,391	(1,391)	-100.0%

Comparison of the three months ended March 31, 2021 and 2020

There were no reported operations for the three months ended March 31, 2021 due to the sale of the PHC Certificates in January 2020 and the collapse and payment in full of all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

Discussion of Occupancy at Investment-Related Properties

The following tables outline information regarding the Residential Properties for which we hold MRBs as investments. The tables also contain information about the MF Properties and properties associated with our investments in unconsolidated entities. The narrative discussion that follows provides a brief operating analysis of each category as of and for the three months ended March 31, 2021 and 2020.

Non-Consolidated Residential Properties - Stabilized

The owners of the following Residential Properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) as of March 31, 2021. Debt service on our MRBs for the non-consolidated stabilized properties was current as of March 31, 2021.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2021	2021	2020	2021	2020
Non-Consolidated Properties-Stabilized (3)
Courtyard	CA	108	100%	98%	92%	95%
Glenview Apartments	CA	88	99%	98%	96%	96%
Harden Ranch	CA	100	99%	97%	97%	96%
Harmony Court Bakersfield	CA	96	96%	98%	87%	98%
Harmony Terrace	CA	136	99%	98%	115%	128%
Las Palmas II	CA	81	100%	99%	98%	99%
Montclair Apartments	CA	80	98%	100%	93%	103%
Montecito at Williams Ranch Apartments	CA	132	92%	96%	102%	107%
Montevista	CA	82	96%	98%	111%	118%
San Vicente	CA	50	98%	100%	92%	104%
Santa Fe Apartments	CA	89	99%	96%	91%	92%
Seasons at Simi Valley	CA	69	100%	99%	110%	120%
Seasons Lakewood	CA	85	99%	100%	101%	107%
Seasons San Juan Capistrano	CA	112	96%	96%	95%	103%
Solano Vista	CA	96	100%	98%	91%	106%
Summerhill	CA	128	97%	98%	89%	102%
Sycamore Walk	CA	112	99%	98%	91%	86%
The Village at Madera	CA	75	100%	100%	96%	98%
Tyler Park Townhomes	CA	88	99%	99%	98%	97%
Vineyard Gardens	CA	62	98%	100%	95%	102%
Westside Village Market	CA	81	96%	99%	97%	95%
Brookstone (5)	IL	168	96%	93%	102%	104%
Copper Gate Apartments	IN	129	98%	98%	93%	95%
Renaissance	LA	208	96%	95%	92%	89%
Live 929 Apartments	MD	560	71%	93%	72%	94%
Woodlynn Village	MN	59	98%	98%	98%	98%
Gateway Village (5)	NC	64	97%	97%	95%	85%
Greens Property	NC	168	96%	98%	92%	92%
Lynnhaven Apartments (5)	NC	75	91%	93%	89%	86%
Silver Moon	NM	151	96%	92%	97%	92%
Village at Avalon	NM	240	98%	98%	97%	96%
Ohio Properties (4)	OH	362	95%	96%	91%	95%
Bridle Ridge	SC	152	97%	100%	88%	96%
Columbia Gardens	SC	188	95%	91%	94%	91%
Companion at Thornhill Apartments	SC	179	100%	99%	88%	90%
Cross Creek	SC	144	97%	97%	91%	92%
Rosewood Townhomes	SC	100	97%	99%	90%	90%
South Pointe Apartments	SC	256	96%	98%	88%	95%
The Palms at Premier Park Apartments	SC	240	99%	99%	89%	91%
Village at River's Edge	SC	124	94%	96%	107%	80%
Willow Run	SC	200	96%	85%	96%	85%
Arbors at Hickory Ridge	TN	348	93%	90%	86%	76%
Avistar at Copperfield	TX	192	91%	94%	83%	87%
Avistar at the Crest	TX	200	95%	92%	73%	81%
Avistar at the Oaks	TX	156	96%	97%	87%	89%
Avistar at the Parkway	TX	236	90%	91%	81%	82%
Avistar at Wilcrest	TX	88	83%	93%	70%	81%
Avistar at Wood Hollow	TX	409	88%	97%	85%	93%
Avistar in 09	TX	133	95%	100%	88%	93%
Avistar on the Boulevard	TX	344	91%	94%	78%	80%
Avistar on the Hills	TX	129	95%	95%	87%	87%
Bruton Apartments	TX	264	92%	92%	75%	81%
Concord at Gulfgate	TX	288	89%	93%	78%	85%
Concord at Little York	TX	276	87%	94%	83%	85%
Concord at Williamcrest	TX	288	95%	97%	86%	89%
Crossing at 1415	TX	112	98%	97%	89%	90%
Decatur Angle	TX	302	88%	91%	74%	78%
Esperanza at Palo Alto	TX	322	93%	89%	88%	83%
Heights at 515	TX	96	99%	96%	91%	92%
Heritage Square	TX	204	89%	92%	73%	78%
Oaks at Georgetown	TX	192	95%	94%	92%	88%
Runnymede	TX	252	99%	99%	94%	91%
Southpark	TX	192	97%	100%	94%	96%
15 West Apartments	WA	120	100%	97%	99%	97%
		10,860	93%	95%	89%	90%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(4)	The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.
(5)	The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2020.

Physical and economic occupancy as of and for the three months ended March 31, 2021 were slightly lower compared with the same period in 2020 due primarily to Live 929 Apartments and our Residential Properties located in Texas.

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

Non-Consolidated Residential Properties - Not Stabilized

The owners of the following Residential Properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  For the three months ended March 31, 2021, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table).  As of March 31, 2021, debt service on the Partnership’s MRB and GILs for the non-consolidated non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2021	2021	2020	2021	2020
Non-Consolidated Properties-Non Stabilized (3)
Ocotillo Springs (4)	CA	75	n/a	n/a	n/a	n/a
Scharbauer Flats Apartments (4)	TX	300	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (4)	MN	228	n/a	n/a	n/a	n/a
Centennial Crossings (4)	CO	209	n/a	n/a	n/a	n/a
Legacy Commons at Signal Hills (4)	MN	247	n/a	n/a	n/a	n/a
Hilltop at Signal Hills (4)	MN	146	n/a	n/a	n/a	n/a
Hope on Avalon (4)	CA	88	n/a	n/a	n/a	n/a
Hope on Broadway (4)	CA	49	n/a	n/a	n/a	n/a
		1,342	n/a	n/a	n/a	n/a

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(3)

These properties are currently under construction.  As such, these properties are not considered stabilized as they have not met the criteria for stabilization. A property is considered stabilized once it reaches 90% physical occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for a period after completion of the rehabilitation.

(4)	Physical and economic occupancy information is not available for the three months ended March 31, 2021 and 2020 as the property is under construction.

As of March 31, 2021, the Partnership had eight properties that had not stabilized as the properties were still under construction.

MF Properties

As of March 31, 2021, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  Both MF Properties are considered stabilized. The 50/50 MF property is encumbered by mortgage loans with an aggregate principal balance of approximately $25.9 million as of March 31, 2021.  Debt service on our mortgage payables was current as of March 31, 2021.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2021	2021	2020	2021	2020
MF Properties
Suites on Paseo	CA	384	77%	83%	69%	78%
The 50/50 Property	NE	475	90%	98%	86%	91%
		859	84%	92%	77%	84%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

The physical occupancy and economic occupancy as of and for the three months ended March 31, 2021 decreased as compared to the same period in 2020 due to a decrease in overall occupancy at the Suites on Paseo primarily due to the effects of COVID-19.

The COVID-19 pandemic and the related impact to universities adjacent to our MF Properties may have a negative impact on economic occupancy and physical occupancy in the future. The University of Nebraska-Lincoln is holding on-campus, in-person learning for the Spring 2021 term and residence halls are open. San Diego State University has suspended on-campus, in-person classes for Spring 2021 semester due to COVID-19 concerns but has announced its intent to resume on-campus, in-person classes for the Fall 2021 semester. If the spread of COVID-19 continues, we may experience further declines in occupancy and collections related to our MF Properties.

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

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,
Property Name	State	2021	2021	2020
Vantage at Waco (2)	TX	n/a	n/a	93%
Vantage at Germantown (2)	TN	n/a	n/a	44%
Vantage at Powdersville	SC	288	97%	40%
Vantage at Stone Creek	NE	294	65%	46%
Vantage at Bulverde	TX	288	93%	58%
Vantage at Murfreesboro	TN	288	85%	10%
Vantage at Coventry (3)	NE	294	45%	n/a
Vantage at Conroe (3)	TX	288	31%	n/a
Vantage at O'Connor (3)	TX	288	27%	n/a
Vantage at Westover Hills (3)	TX	288	16%	n/a
Vantage at Tomball (4)	TX	288	n/a	n/a
Vantage at Hutto (4)	TX	288	n/a	n/a
Vantage at San Marcos (4)	TX	288	n/a	n/a
		3,180

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)	March 2021 information is not available as the properties have been sold.
(3)	March 2020 information is not available as the properties were under construction.
(4)	March 2021 and 2020 information is not available as the properties are currently under construction.

The Vantage Properties at Tomball, Hutto and San Marcos are currently under construction. All other properties are currently in the lease-up phase. Leasing activities at properties with available units have faced challenges due to social distancing measures imposed as a result of the COVID-19 pandemic.

Results of Operations

The tables and following discussions of our changes change in results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table compares our revenue and other income for the periods presented (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues and Other Income:
Investment income	$12,388	$11,544	$844	7.3%
Property revenues	1,695	1,952	(257)	-13.2%
Contingent interest income	-	12	(12)	-100.0%
Other interest income	305	228	77	33.8%
Gain on sale of securities	-	1,416	(1,416)	-100.0%
Gain on sale of investments in unconsolidated entity	2,809	-	2,809	N/A
Total Revenues and Other Income	$17,197	$15,152	$2,045	13.5%

Discussion of the Total Revenues and Other Income for the Three Months Ended March 31, 2021 and 2020

Investment income. The increase in investment income for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the following factors:

•	An increase of approximately $739,000 of investment income related to our GIL investments;
•

An increase of approximately $507,000 of investment income related to investments in unconsolidated entities. We recognized approximately $862,000 of additional investment income upon the sale of Vantage at Germantown LLC in March 2021 offset by a net decrease of $368,000 in recurring investment income;

•

A decrease of approximately $239,000 associated with our MRBs and the associated changes in volume and interest rates. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•	A decrease of approximately $174,000 in investment interest income related to the PHC Certificates that were sold in January 2020.

Property revenues.  The decrease in property revenues for the three months ended March 31, 2021 as compared to the same period in 2020 was due primarily to lower occupancy at the Suites on Paseo MF Property. Lower occupancy is a result of the suspension of on-campus, in-person classes at San Diego State University due to the COVID-19 pandemic for the Fall 2020 and Spring 2021 semesters. San Diego State University has announced its intent to resume on-campus, in-person classes for the Fall 2021 semester.

Contingent interest income. There was minimal contingent interest income recognized for the three months ended March 31, 2021 and 2020.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The increase in in other interest income is primarily due to interest on approximately $8.3 million of property loan advances made during Q1 2021 and throughout 2020.

Gain on sale of securities. There was no gain on sale of securities for the three months ended March 31, 2021. The gain on sale of securities for the three months ended 2020 related to the sale of the PHC Certificates in January 2020.

Gain on sale of investment in an unconsolidated entity.  The gain on sale of investments in unconsolidated entities for the three months ended 2021 relates to the sale of Vantage at Germantown in March 2021. There was no gain on sale of investments in unconsolidated entities reported for the three months ended March 31, 2020.

The following table compares our expenses for the periods presented (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,008	$1,175	$(167)	-14.2%
Provision for credit loss	-	1,358	(1,358)	-100.0%
Depreciation and amortization	683	709	(26)	-3.7%
Interest expense	5,226	6,018	(792)	-13.2%
General and administrative	3,286	2,899	387	13.3%
Total Expenses	$10,203	$12,159	$(1,956)	-16.1%

Discussion of the Total Expenses for the Three Months Ended March 31, 2021 and 2020

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased slightly for the three months ended March 31, 2021 as compared to the same period in 2020 due to the closure of the bistro at the Suites on Paseo beginning in Fall 2020.

Provision for credit loss. There was no provision for credit loss for the three months ended March 31, 2021. The provision for credit loss for the three months ended March 31, 2020 is related to the other-than-temporary impairment of the Provision Center 2014-1 MRB.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the three months ended March 31, 2021 as compared to the same period in 2020 was due primarily to a decrease in depreciation expense at the Suites of Paseo MF Property due to real estate assets that became fully depreciated in 2020.

Interest expense. The decrease in interest expense for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the following factors:

•

A decrease of approximately $2.4 million due to a decrease in effective interest rates of the debt financing portfolio as a result of recent refinancing activities and generally lower market interest rates;

•	An increase of approximately $1.8 million due to higher average principal outstanding; and
•	A decrease of approximately $153,000 in amortization of deferred financing costs.

General and administrative expenses.  The increase in general and administrative expenses for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to an increase in salaries and benefits.

Discussion of the Income Tax Expense for the Three Months Ended March 31, 2021 and 2020

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. The Greens Hold Co generated minimal taxable income for the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to the COVID-19 pandemic. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results.

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments, debt service (principal and interest payments) on our debt financings, and distribution payments. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and MF Properties, and potentially additional debt financing issued in the normal course of business.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable, the potential exercise of redemption rights by the holders of the Series A Preferred Units, and additional investments in MRBs, GILs, property loans and unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs and GILs, and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional Beneficial Unit Certificates (“BUCs”), Series A Preferred Units or other series of beneficial interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of March 31, 2021, the Partnership had unrestricted cash on hand of approximately $53.3 million. The Partnership is required to keep a minimum of $5.0 million of unrestricted cash on hand under the terms of certain guaranty obligations. There are no other contractual restrictions of the Partnership’s ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular interest payments received on our MRBs, GILs and property loans that provide consistent cash receipts throughout the year. All MRBs and GILs are current on contractual debt service payments as of March 31, 2021, except for the Provision Center 2014-1 MRB. Receipts, net of interest expense on related debt financings and lines of credit balances, are available for general use by the Partnership. The Partnership also receives distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

Receipt of cash from our investments in MRBs and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from GILs and certain property loans is dependent on the availability of construction funding and the execution of certain equity commitments by the owners of the underlying properties.

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating expenses and mortgage debt service payments, are unrestricted for use by the Partnership. The MF properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. The Suites on Paseo MF Property is experiencing a lower than historical occupancy because of COVID-19. There are currently no direct mortgage obligations of the Suites on Paseo MF Property and the property’s operating cash flows have been sufficient to meet all operational obligations through March 31, 2021. However, excess net cash flows from operations could be limited in the future due to continued lower occupancy.

Unsecured Lines of Credit

We maintain two unsecured lines of credit (“LOC”) with a financial institution. Our unsecured operating LOC allows for the advance of up to $10.0 million to be used for general operations. We are required to make repayments of the principal to reduce the outstanding principal balance on the operating LOC to zero for fifteen consecutive days during each calendar quarter. We fulfilled this requirement during the quarter ended March 31, 2021.  In addition, we have fulfilled this requirement for the second quarter of 2021. We have $10.0 million available on the operating LOC as of March 31, 2021. The unsecured operating LOC has a maturity date of June 2022.

Our unsecured non-operating LOC allows for the advance of up to $50.0 million and may be utilized for the purchase of multifamily real estate, MRBs and taxable MRBs. Advances on the unsecured non-operating LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The unsecured non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of March 31, 2021. We anticipate paying off the balances on our unsecured non-operating LOC by entering into debt financing arrangements, to be secured with the previously acquired MRBs or multifamily real estate. We have approximately $50.0 million available on the unsecured non-operating LOC as of March 31, 2021. The unsecured non-operating LOC has a maturity date of June 2022.

Proceeds from our Total Return Swap Transactions

In September 2020, we issued Secured Notes to Mizuho totaling $103.5 million. Concurrent with the issuance of the Secured Notes, we entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes. The combined notional amount of the total return swaps is $103.5 million, which is the same as the outstanding principal balance of the Secured Notes.

The first total return swap has a notional amount of $39.9 million as of March 31, 2021. Our interest rate on the notional amount is equal to 3-month LIBOR plus 3.75%, with an interest rate floor of 4.25%. We are required to maintain cash collateral with Mizuho equal to 35% of the notional amount, which was approximately $14.0 million as of March 31, 2021. The remaining $26.0 million was received as cash proceeds during 2020.

The second total return swap has a notional amount of $63.5 million as of March 31, 2021. The Partnership’s interest rate on the notional amount is equal to 3-month LIBOR plus 0.50%, with an interest rate floor of 1.00%. We are required to maintain cash collateral with Mizuho equal to 100% of the notional amount as of March 31, 2021. Through March 2022, we have the option to reallocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million. Upon such a reallocation, cash equal to 35% of the notional amount reallocated will be posted as collateral for the first total return swap and 65% of the notional amount reallocated will be advanced as net proceeds for our general use. As of March 31, 2021, we have the option to reallocate up to $63.5 million of notional amount, which if fully reallocated will generate additional net cash proceeds of approximately $41.3 million for our general use.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable or non-operating LOC. The Partnership may obtain leverage for these investments by posting the investments as security. As of March 31, 2021, the Partnership’s primary unleveraged assets were the Suites at Paseo MF Property, with a net carrying value of approximately $33.5 million as of March 31, 2021, and certain MRBs with outstanding principal totaling approximately $20.9 million as of March 31, 2021. As noted previously in this report, the Suites on Paseo MF Property is experiencing lower than historical occupancy and operating results due to the COVID-19 pandemic, which could limit the amount of debt that could be obtained related to this asset. Of the MRBs, approximately $10.0 million is principal outstanding on the Provision Center 2014-1 MRB, for which the borrower has declared bankruptcy, and could limit our ability to obtain leverage related to this MRB.

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

The Partnership is authorized to issue Series A Preferred Units under the Partnership Agreement. As of March 31, 2021, we have issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated in October 2017.  The Partnership may conduct additional private offerings of Series A Preferred Units in the future to supplement its cash flow needs, if the General Partner deems such offerings to be necessary and otherwise consistent with the Partnership’s strategic initiatives. The Partnership is able to issue Series A Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units, inclusive of the amount to be issued.  We may also designate and issue additional series of preferred units representing beneficial interest in the Partnership if so desired.

In April 2021, the Partnership filed a registration statement on Form S-4 to register the offering and issuance of up to 9,450,000 of a newly-created series of limited partnership interests designated as Series A-1 Preferred Units under a shelf registration process. Under this process, the Partnership may from time to time offer and issue up to 9,450,000 Series A-1 Preferred Units in connection with future acquisitions, exchanges, and redemptions of other securities by the Partnership. The registration statement has not yet been declared effective by the SEC, and no Series A-1 Preferred Units are currently outstanding.

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

In March 2021, our investment in Vantage at Germantown was redeemed upon the sale of the underlying property and we received cash of approximately $16.1 million related to the sale.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General and administrative expenses;
•	Investments in additional MRBs, GILs, property loans and unconsolidated entities;
•	Debt service on debt financings, Secured Notes and mortgages payable;
•	Distributions paid to holders of Series A Preferred Units and BUCs;
•	Potential redemptions of Series A Preferred Units; and
•	Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of the Partnership’s operations.  For additional details, see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 and the section captioned “Cash flows from operating activities” in the Partnership’s condensed consolidated statements of cash flows set forth in Item 1 of this report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Investments in Additional MRBs, GILs, Property Loans and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in quality multifamily properties through either the acquisition of MRBs, GILs, property loans or equity investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of March 31, 2021:

Investment	Remaining Funding Commitments
Mortgage revenue bond (1)	$10,905,000
Taxable mortgage revenue bond (1)	7,000,000
Governmental issuer loans (1)	97,714,367
Investments in unconsolidated entities	16,303,866
Property loans (1)	121,218,749
Bond purchase commitments (2)	3,807,000
Total	$256,948,982

(1)

The assets associated with these commitments are securitized in TOB financing facilities with Mizuho that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership.

(2)	This investment commitment is contingent upon the completion and stabilization of the underlying property.

Debt Service on Debt Financings and Mortgages Payable

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs, GILs, taxable GIL and certain property loans. The financing arrangements generally involve the securitization of MRBs, GILs, taxable GIL and property loans into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties in exchange for debt proceeds. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs. In the case of forbearance or default on an MRB, GIL, taxable GIL or property loan in a Term TOB or TOB financing, we may be required to fund shortfalls in principal and interest payable to the senior beneficial interests, repurchase a portion of the outstanding senior beneficial interests, or repurchase the MRB, GIL, taxable GIL or property loan and seek alternative financing. In addition, the Partnership may be required to post collateral if the value of MRBs, GILs, taxable GIL and property loans securitized in TOB financings drop below a threshold in the aggregate. We anticipate that cash flows from the securitized assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

Our Secured Notes are secured by the Partnership’s cash flows from the residual certificates associated with our TEBS financings. Interest due on the Secured Notes, net of amounts due to the Partnership on the related total return swap transactions, will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities under the Secured Notes and related documents.

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	Fixed	$300,274,589	42.0%	$301,073,976	44.5%
Fixed	Variable	309,767,657	43.4%	310,286,167	45.9%
Variable (1)	Variable (1)	104,566,999	14.6%	64,972,998	9.6%
Total		$714,609,245		$676,333,141

(1)

The securitized asset and related debt financing both have variable interest rates, though the variable rate indices may differ. As such, the Partnership is at least partially hedged against rising interest rates.

Our mortgages payable financing arrangements are used to leverage The 50/50 MF Property. The mortgages are entered into with financial institutions and are secured by the MF Property.  The mortgages bear interest at fixed rates and include scheduled principal payments. The mortgages mature in March 2025 and April 2027. We anticipate that cash flows from The 50/50 MF Property will be sufficient to pay all normal, recurring principal and interest payments.

Distributions Paid to Holders of Series A Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%.  The Series A Preferred Units are non-cumulative, non-voting and non-convertible.

On March 17, 2021, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly distribution of $0.09 per BUC to unitholders of record on March 31, 2021 and payable on April 30, 2021.

The Partnership and its General Partner continually assess the level of distributions for the Series A Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant, including the effects of the COVID-19 pandemic.

Potential Redemptions of Series A Preferred Units

Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each annual anniversary thereafter, each holder of Series A Preferred Units has the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The first optional redemption dates for the currently outstanding Series A Preferred Units range from March 2022 through October 2023 and the holders must provide notice of the election to redeem no less than 180 days prior to such redemption dates. If the holders of the Series A Preferred Units elect to redeem, we will be required, subject to certain restrictions, to secure funds to redeem from unrestricted cash on hand, additional borrowings or through additional capital raising options.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments by the Partnership.

Cash Flows

For the three months ended March 31, 2021, we generated cash of $8.6 million, which was the net result of $7.5 million provided by operating activities, $24.6 million used in investing activities, and $25.7 million provided by financing activities.

Cash provided by operating activities totaled $7.5 million for the three months ended March 31, 2021, as compared to $2.3 million generated for the three months ended March 31, 2020. The change between periods was primarily due to the following factors:

•	An increase of $4.0 million in net income, offset by the $2.8 million related to the gain on sale of an unconsolidated entity that is cash from investing activities;
•	An increase of $4.6 million related to changes in the preferred return receivable from unconsolidated entities; and
•	A net decrease of $632,000 due to changes in operating assets and liabilities.

Cash used in investing activities totaled $24.6 million for the three months ended March 31, 2021, as compared to cash provided of $37.5 million for the three months ended March 31, 2020. The change between periods was predominantly due to the following factors:

•	A decrease of $43.3 million due to proceeds from the sale of the PHC Certificates;
•	A decrease of $39.1 million due to continued advances on GILs;
•	An increase of $13.2 million of proceeds from the sale of investments in unconsolidated entities; and
•	An increase of $8.8 million due to the reduction of contributions to unconsolidated entities.

Cash provided by financing activities totaled $25.7 million for the three months ended March 31, 2021, as compared to cash used of $47.2 million for the three months ended March 31, 2020. The change between periods was predominately due to the following factors:

•	A net increase in proceeds from debt financing of $74.3 million;

•	An increase of $3.9 million due to a reduction in distributions paid;
•	An increase of $2.1 million related to the repurchase of BUCs; and
•	A net decrease of $6.8 million due to payments on the unsecured lines of credit.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s General Partner. The Board of Managers of Greystone Manager retains the right to change the leverage constraint in the future based on consideration of factors the Board of Managers considers relevant. We define our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and MF Properties. As of March 31, 2021, our overall leverage ratio was approximately 67%.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Net income	$6,992,854	$2,981,757
Change in fair value of derivatives and interest rate derivative amortization	(7,451)	(25,201)
Depreciation and amortization expense	683,460	709,438
Provision for credit loss (1)	-	1,357,681
Reversal of impairment on securities (2)	-	(1,902,979)
Amortization of deferred financing costs	206,386	358,908
RUA compensation expense	78,114	39,068
Deferred income taxes	(16,228)	(30,921)
Redeemable Series A Preferred Unit distribution and accretion	(717,763)	(717,763)
Tier 2 (Income distributable) Loss allocable to the General Partner (3)	(702,277)	80,501
Bond purchase premium (discount) amortization (accretion), net of cash received	(18,521)	(13,806)
Total CAD	$6,498,574	$2,836,683

Weighted average number of BUCs outstanding, basic	60,690,862	60,754,179
Net income per BUC, basic	$0.09	$0.04
Total CAD per BUC, basic	$0.11	$0.05
Distributions declared, per BUC	$0.09	$0.125

(1)	The provision for credit loss for the three months ended March 31, 2020 relates to impairment of the Provision Center 2014-1 MRB.
(2)

This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the PHC Certificates. Such adjustments were reversed in the first quarter of 2020 upon the sale of the PHC Certificates in January 2020.

(3)

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

For the three months ended March 31, 2021, Tier 2 income allocable to the general partner related to the gain on sale of the Partnership’s investment in Vantage at Germantown in March 2021. For the three months ended March 31, 2020, Tier 2 income was due to the gain on sale of the PHC Certificates, net of prior impairments recorded.

Off Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we held MRBs and GILs that are collateralized by Residential Properties and one commercial property.  The affordable multifamily properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

Contractual Obligations

As discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2020, we have various debt service obligations related to our LOCs, debt financings and our MF Property mortgages payable.  Our strategic objective is to leverage our new MRB and GIL investments utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the TOB Trust program with Mizuho and the Term TOB Trust program with Morgan Stanley. This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the three months ended March 31, 2021 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will be adopted in future periods, see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The COVID-19 pandemic has caused significant disruptions in the general economy both globally and in the United States during 2020 and the three months ended March 31, 2021. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. With the exception of developments associated with the COVID-19 pandemic, there have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Mortgage Revenue Bonds Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of March 31, 2021:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$771,525	1.6%	-13.5%	1.8%	-14.9%	$16,930

Geographic Risk

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding for the dates indicated:

	March 31, 2021	December 31, 2020
Texas	44%	43%
California	17%	17%
South Carolina	17%	17%

During 2020, Texas, California and South Carolina experienced significant fluctuations in COVID-19 cases, though there have been no significant declines in occupancy or materially lower rental collections at Residential Properties in these states to date. Increases in COVID-19 cases in these states may pose risk to the our Residential Properties in the future.

Summary of Interest Rates on Borrowings and Derivative Financial Instruments

As of March 31, 2021, the total costs of borrowing by investment type were as follows:

•	The unsecured LOCs have variable interest rates ranging between 2.6% and 3.4%;
•	The M31 TEBS facility has a variable interest rate of 1.4%;
•	The M24 and M33 TEBS facilities have fixed interest rates that range between 3.1% and 3.2%;
•	The M45 TEBS facility has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•	The Term TOB Trust securitized by an MRB has a fixed interest rate of 3.5%;
•	The TOB Trust financings securitized by MRBs, GILs and property loans have variable interest rates that range between 1.1% and 2.0%;
•	The Secured Notes have a variable interest rate of 9.2%; and
•	The mortgages payable have fixed interest rates of 4.4%.

We have entered into total return swap agreements to lower the net interest cost of our Secured Notes. The following table sets forth certain information regarding the Partnership’s total return swap agreements as of March 31, 2021:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of March 31, 2021
Sept 2020	39,881,661	Sept 2020	Sept 2025	4.25% (1)	9.18% (3)	3-month LIBOR	Mizuho Capital Markets	$77,280
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.18% (3)	3-month LIBOR	Mizuho Capital Markets	214,768
								$292,048
(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

We have entered into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate debt financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of March 31, 2021:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Facility Hedged (1)	Counterparty	Fair Value as of March 31, 2021
Aug 2019	77,642,414	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$35,328
							$35,328
(1)	For additional details, see Note 22 to the Partnership's condensed consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming various changes in interest rates as of March 31, 2021:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$681,839	$(1,277,187)	$(2,554,373)	$(3,831,560)	$(5,108,747)
TEBS Debt Financings	129,681	(259,362)	(518,724)	(778,086)	(1,037,449)
Other Investment Financings	-	(216,897)	(734,397)	(1,251,897)	(1,769,397)
Variable Rate Investments	(92,934)	232,149	875,596	1,649,952	2,458,939
Total	$718,586	$(1,521,297)	$(2,931,898)	$(4,211,591)	$(5,456,654)

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

As the above information incorporates only those material positions or exposures that existed as of March 31, 2021, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2020, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2021.

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 31, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the periods ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: May 5, 2021	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: May 5, 2021	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer