Form 10-Q
period 2021-06-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2021-08-05
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, the registrant had 60,468,403 Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$52,065,319	$44,495,538
Restricted cash	83,804,035	78,495,048
Interest receivable, net	9,773,967	8,212,076
Mortgage revenue bonds held in trust, at fair value (Note 6)	760,538,644	768,468,644
Mortgage revenue bonds, at fair value (Note 6)	17,451,452	25,963,841
Governmental issuer loans held in trust (Note 7)	130,404,790	64,863,657
Real estate assets: (Note 8)
Land and improvements	10,464,403	4,875,265
Buildings and improvements	72,373,113	72,316,152
Real estate assets before accumulated depreciation	82,837,516	77,191,417
Accumulated depreciation	(19,506,937)	(18,150,215)
Net real estate assets	63,330,579	59,041,202
Investments in unconsolidated entities (Note 9)	91,790,880	106,878,570
Property loans, net of loan loss allowance (Note 10)	17,449,265	12,920,719
Other assets (Note 12)	7,376,928	5,908,584
Total Assets	$1,233,985,859	$1,175,247,879

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$10,664,337	$9,949,565
Distribution payable	8,087,541	3,686,283
Unsecured lines of credit (Note 14)	-	7,475,000
Secured line of credit (Note 15)	6,500,000	-
Debt financing, net (Note 16)	741,532,707	673,957,640
Mortgages payable and other secured financing, net (Note 17)	26,964,324	25,984,872
Total Liabilities	793,748,909	721,053,360

Commitments and Contingencies (Note 19)

Redeemable Series A Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 20)	94,440,502	94,422,477
Redeemable Series A-1 Preferred Units, zero issued and outstanding (Note 20)	-	-

Partnersʼ Capital:
General Partner (Note 1)	808,774	934,892
Beneficial Unit Certificates ("BUCs," Note 1)	344,987,674	358,837,150
Total Partnersʼ Capital	345,796,448	359,772,042
Total Liabilities and Partnersʼ Capital	$1,233,985,859	$1,175,247,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Investment income	$14,297,626	$12,401,819	$26,685,867	$23,945,242
Property revenues	1,788,173	1,856,954	3,482,697	3,809,201
Contingent interest income	-	-	-	12,043
Other interest income	320,697	219,646	625,420	448,068
Total revenues	16,406,496	14,478,419	30,793,984	28,214,554
Expenses:
Real estate operating (exclusive of items shown below)	760,525	854,424	1,768,365	2,029,798
Provision for credit loss (Note 6)	900,080	464,675	900,080	1,822,356
Provision for loan loss (Note 10)	330,116	-	330,116	-
Impairment charge on real estate assets	-	25,200	-	25,200
Depreciation and amortization	684,884	712,081	1,368,344	1,421,519
Interest expense	5,358,096	4,889,316	10,584,571	10,907,284
General and administrative	3,463,912	2,846,371	6,749,620	5,744,897
Total expenses	11,497,613	9,792,067	21,701,096	21,951,054
Other Income:
Gain on sale of securities	-	-	-	1,416,023
Gain on sale of investments in unconsolidated entities	5,463,484	-	8,272,590	-
Income before income taxes	10,372,367	4,686,352	17,365,478	7,679,523
Income tax expense	107,687	98,004	107,944	109,418
Net income	10,264,680	4,588,348	17,257,534	7,570,105
Redeemable Series A Preferred Unit distributions and accretion	(717,763)	(717,762)	(1,435,526)	(1,435,525)
Net income available to Partners	$9,546,917	$3,870,586	$15,822,008	$6,134,580

Net income (loss) available to Partners allocated to:
General Partner	$1,406,706	$38,706	$2,143,642	$(14,698)
Limited Partners - BUCs	8,115,042	3,806,395	13,641,244	6,118,611
Limited Partners - Restricted units	25,169	25,485	37,122	30,667
	$9,546,917	$3,870,586	$15,822,008	$6,134,580
BUC holders' interest in net income per BUC, basic and diluted	$0.13	$0.06	$0.22	$0.10
Weighted average number of BUCs outstanding, basic	60,576,537	60,545,204	60,633,700	60,649,692
Weighted average number of BUCs outstanding, diluted	60,576,537	60,545,204	60,633,700	60,649,692

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$10,264,680	$4,588,348	$17,257,534	$7,570,105
Reversal of net unrealized gains on sale of securities	-	-	-	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	-	-	-	372,169
Unrealized gain (loss) on securities	1,933,172	20,971,649	(14,365,625)	13,913,913
Unrealized gain (loss) on bond purchase commitments	81,606	-	(39,364)	-
Comprehensive income	$12,279,458	$25,559,997	$2,852,545	$20,447,383

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$934,892	60,823,674	$358,837,150	$359,772,042	$132,594,007
Distributions paid or accrued ($0.09 per BUC):
Regular distribution	(34,013)	-	(3,367,301)	(3,401,314)	-
Distribution of Tier 2 income (Note 3)	(702,277)	-	(2,106,829)	(2,809,106)	-
Net income allocable to Partners	736,936	-	5,538,155	6,275,091	-
Restricted unit compensation expense	781	-	77,333	78,114	-
Unrealized loss on securities	(162,988)	-	(16,135,809)	(16,298,797)	(16,298,797)
Unrealized loss on bond purchase commitments	(1,210)	-	(119,760)	(120,970)	(120,970)
Balance as of March 31, 2021	772,121	60,823,674	342,722,939	343,495,060	116,174,240
Distributions paid or accrued ($0.11 per BUC):
Regular distribution	(26,241)	-	(2,597,816)	(2,624,057)	-
Distribution of Tier 2 income (Note 3)	(1,365,870)	-	(4,097,614)	(5,463,484)	-
Net income allocable to Partners	1,406,706	-	8,140,211	9,546,917	-
Repurchase of BUCs	-	(222,459)	(1,363,736)	(1,363,736)	-
Restricted units awarded	-	266,324	-	-	-
Restricted unit compensation expense	1,910	-	189,060	190,970	-
Unrealized gain on securities	19,332	-	1,913,840	1,933,172	1,933,172
Unrealized gain on bond purchase commitments	816	-	80,790	81,606	81,606
Balance as of June 30, 2021	$808,774	$60,867,539	$344,987,674	$345,796,448	$118,189,018

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$735,128	60,835,204	$341,203,135	$341,938,263	$99,308,677
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(80,501)	-	(7,969,618)	(8,050,119)	-
Distribution of Tier 2 loss (Note 3)	80,501	-	365,218	445,719	-
Net income (loss) allocable to Partners	(53,404)	-	2,317,398	2,263,994	-
Repurchase of BUCs	-	(290,000)	(2,106,673)	(2,106,673)	-
Restricted units awarded	-	290,000	-	-	-
Restricted unit compensation expense	391	-	38,677	39,068	-
Unrealized loss on securities	(70,577)	-	(6,987,159)	(7,057,736)	(7,057,736)
Reversal of net unrealized gains on sale of securities	(14,088)	-	(1,394,716)	(1,408,804)	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	3,722	-	368,447	372,169	372,169
Balance as of March 31, 2020	601,172	60,835,204	325,834,709	326,435,881	91,214,306
Distributions paid or accrued ($0.06 per BUC):
Regular distribution	(36,870)	-	(3,650,112)	(3,686,982)	-
Net income allocable to Partners	38,706	-	3,831,880	3,870,586	-
Restricted unit compensation expense	2,962	-	293,306	296,268	-
Unrealized gain on securities	209,716	-	20,761,933	20,971,649	20,971,649
Balance as of June 30, 2020	$815,686	60,835,204	$347,071,716	$347,887,402	$112,185,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$17,257,534	$7,570,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,368,344	1,421,519
Provision for loan loss	330,116	-
Gain on sale of investment in securities	-	(1,416,023)
Provision for credit loss	900,080	1,822,356
Gain on sale of investments in an unconsolidated entities	(8,272,590)	-
Contingent interest realized on investing activities	-	(12,043)
Impairment charge on real estate assets	-	25,200
(Gain) loss on derivatives, net of cash paid	131	(18,915)
Restricted unit compensation expense	269,084	335,336
Bond premium/discount amortization	(68,961)	(48,021)
Debt premium amortization	(20,276)	(20,229)
Amortization of deferred financing costs	454,433	791,026
Deferred income tax expense (benefit) & income tax payable/receivable	(27,960)	90,927
Change in preferred return receivable from unconsolidated entities, net	3,877,357	(1,260,261)
Changes in operating assets and liabilities
Increase in interest receivable	(1,561,891)	(104,356)
Decrease in other assets	408,450	362,468
Increase (decrease) in accounts payable and accrued expenses	649,332	(597,859)
Net cash provided by operating activities	15,563,183	8,941,230
Cash flows from investing activities:
Capital expenditures	(2,522,704)	(116,887)
Acquisition of mortgage revenue bonds	(8,951,500)	(7,489,950)
Advances on governmental issuer loans	(65,541,133)	(40,000,000)
Advances on taxable governmental issuer loans	(1,000,000)	-
Contributions to unconsolidated entities	(13,066,359)	(11,163,709)
Advances on property loans	(4,858,662)	(1,667,776)
Principal payments received on mortgage revenue bonds	10,239,992	5,904,044
Proceeds from sale of PHC Certificates	-	43,349,357
Proceeds from sale of investments in an unconsolidated entities	29,433,391	7,762,166
Principal payments received on taxable mortgage revenue bonds	4,729	4,324
Principal payments received on property loans and contingent interest	-	12,043
Net cash used in investing activities	(56,262,246)	(3,406,388)
Cash flows from financing activities:
Distributions paid	(11,314,203)	(16,629,884)
Repurchase of BUCs	(1,363,736)	(2,106,673)
Proceeds from debt financing	70,577,000	91,386,000
Principal payments on debt financing	(2,697,767)	(88,985,375)
Principal borrowing on mortgages payable	1,440,000	-
Principal payments on mortgages payable	(439,618)	(419,128)
Principal borrowing on unsecured lines of credit	15,172,445	7,475,000
Principal payments on unsecured lines of credit	(22,647,445)	(1,980,000)
Principal borrowing on secured line of credit	6,500,000	-
(Increase) decrease in security deposit liability related to restricted cash	51,624	(50,617)
Debt financing and other deferred costs	(1,700,469)	(285,425)
Net cash provided by (used in) financing activities	53,577,831	(11,596,102)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,878,768	(6,061,260)
Cash, cash equivalents and restricted cash at beginning of period	122,990,586	43,185,981
Cash, cash equivalents and restricted cash at end of period	$135,869,354	$37,124,721

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,769,631	$10,226,352
Cash paid during the period for income taxes	135,904	18,491
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,087,541	$3,686,982
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Investment in previously unconsolidated entity consolidated as land	3,115,891	-
Capital expenditures financed through accounts payable	7,504	-
Deferred financing costs financed through accounts payable	(1,400)	55,557

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$52,065,319	$36,143,639
Restricted cash	83,804,035	981,082
Total cash, cash equivalents and restricted cash	$135,869,354	$37,124,721

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties and commercial properties. The Partnership has also invested in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We generally refer to affordable multifamily and residential properties associated with our MRBs and GILs as “Residential Properties.” The Partnership expects and believes the interest earned on these MRBs and GILs is excludable from gross income for federal income tax purposes.  The Partnership may also invest in other types of securities, including taxable MRBs and taxable GILs, that may or may not be secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs or GILs held by the Partnership.   The Partnership may acquire real estate securing its MRBs, GILs, or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management.

The Partnership’s sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), an affiliate of Greystone & Co., Inc. (collectively with its affiliates, “Greystone”).

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has also issued non-cumulative, non-voting, non-convertible Series A Preferred Units (“Series A Preferred Units”) that represent limited partnership interests under the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). The Series A Preferred Units were issued pursuant to subscription agreements with five financial institutions and are redeemable in the future (Note 20). The holders of the BUCs and Series A Preferred Units are referred to herein collectively as “Unitholders.” The Partnership has designated but not yet issued non-cumulative, non-voting, non-convertible Series A-1 Preferred Units (“Series A-1 Preferred Units”) that represent limited partnership interests in the Partnership under the Partnership Agreement.

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

•	ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the “M31 TEBS Financing” with Freddie Mac;
•	ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the “M33 TEBS Financing” with Freddie Mac;
•	ATAX TEBS IV, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the “M45 TEBS Financing” with Freddie Mac;
•	ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, which has issued secured notes (“the Secured Notes”) to Mizuho Capital Markets LLC (“Mizuho”);
•	ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to loan money or provide equity for the development of multifamily properties;

•	One wholly owned corporation (“the Greens Hold Co”), which owns 100% of The 50/50 MF Property, a real estate asset, and certain property loans; and
•	Lindo Paseo LLC, a wholly owned limited liability company, which owns 100% of the Suites on Paseo MF Property.

The Partnership also consolidates variable interest entities (“VIEs”) in which the Partnership is deemed to be the primary beneficiary.

Restricted Cash

Restricted cash is legally restricted as to its use. The Partnership is required to maintain restricted cash collateral related to its secured line of credit (Note 15) and its two total return swap transactions (Note 18). In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities (Note 16), resident security deposits, required maintenance reserves, escrowed funds, and property rehabilitation. Restricted cash is presented with cash and cash equivalents on the Partnership’s condensed consolidated statement of cash flows.

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

While the Partnership evaluates all available information, it focuses specifically on whether the security’s estimated fair value is below amortized cost. If a MRB’s estimated fair value is below amortized cost, and the Partnership has the intent to sell or may be required to sell the MRB prior to the time that its value recovers or until maturity, the Partnership will record an other-than-temporary impairment through earnings equal to the difference between the MRB’s carrying value and its fair value. If the Partnership does not expect to sell an other-than-temporarily impaired MRB, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings as a provision for credit loss, with the remainder recognized as a component of other comprehensive income.  In determining the provision for credit loss, the Partnership compares the present value of cash flows expected to be collected to the MRB’s amortized cost basis.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020. These condensed consolidated financial statements and notes have been prepared consistently with the 2020 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of June 30, 2021, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

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

The Partnership has noted slight declines in occupancy and operating results at Residential Properties securing its MRBs due to the COVID-19 pandemic. However, the Partnership has yet to observe a significant decline at such Residential Properties, with the exception of properties securing the Provision Center 2014-1 and Live 929 Apartments MRBs. See Note 6 for further discussion of the Provision Center 2014-1 MRB. The Live 929 Apartments MRB is operating under a forbearance agreement related to certain debt covenants and deferral of contractual MRB principal payments through December 2021 and no additional impairment of the MRB has been recognized during 2021. Furthermore, the Partnership has evaluated the impacts of COVID-19 on its investments in MF Properties, properties related to its GILs, and investments in unconsolidated entities and noted no indications of impairment of such investments.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).”  ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses.  ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs.  In November 2019, the FASB issued ASU 2019-10 which amended the mandatory effective dates of certain ASUs, including ASU 2016-13, based on an entity’s filing status. As a smaller reporting company, ASU 2016-13 is effective for the Partnership on January 1, 2023. The Partnership has completed an initial assessment and determined that its GILs, the interest receivable on GILs, property loans, the interest receivable on property loans, receivables reported within other assets, financial guarantees and commitments are within the scope of ASU 2016-13. Furthermore, the Partnership has begun developing data collection processes, assessment procedures and internal controls required to implement ASU 2016-13. The Partnership will continue to develop data collection processes, assessment procedures and internal controls that will be required when it does implement ASU 2016-13, and to evaluate the impact on the Partnership’s condensed consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s condensed consolidated statements of operations. The unvested Restricted Unit Awards (“RUAs”) issued under the Partnership’s 2015 Equity Incentive Plan (the “Plan”) are considered participating securities. There were no dilutive BUCs for the three and six months ended June 30, 2021 and 2020.

5. Variable Interest Entities

Consolidated Variable Interest Entities (“VIEs”)

The Partnership has determined the Tender Option Bond (“TOB”), Term TOB and TEBS financings are VIEs and the Partnership is the primary beneficiary (Note 16). In determining the primary beneficiary of each such VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance, the risks that the entity was designed to create, and how each risk affects the VIE.  The agreements related to the TOB, Term TOB and TEBS financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If the underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

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

The Partnership has determined its investments in Vantage at Hutto and Vantage at Fair Oaks are VIEs and the Partnership is the primary beneficiary (Notes 8, 9 and 17). The Partnership may currently require the managing member of each VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. If the Partnership were to redeem its investment, the underlying assets of the project would likely need to be sold. If the underlying assets were sold, the extent to which the VIE will be exposed to gains or losses would result from decisions made by the Partnership. The Partnership’s option to redeem its investment in Vantage at Hutto was not effective until the second quarter of 2021.

As the primary beneficiary, the Partnership reports the assets and liabilities of Vantage at Hutto and Vantage at Fair Oaks on a consolidated basis, which consist of investments in real estate assets and a mortgage payable (Notes 8 and 17). If certain events were to occur in the future, the Partnership’s option to redeem each investment will terminate and each such investment may be deconsolidated.

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

The Partnership held variable interests in 26 and 21 non-consolidated VIEs as of June 30, 2021 and December 31, 2020, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of June 30, 2021 and December 31, 2020:

	Maximum Exposure to Loss
	June 30, 2021	December 31, 2020
Mortgage revenue bonds	$22,258,000	$20,763,500
Governmental issuer loans	130,404,790	64,863,657
Property loans	9,855,888	5,327,342
Taxable governmental issuer loan	1,000,000	-
Investment in unconsolidated entities	91,790,880	106,878,570
	$255,309,558	$197,833,069

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

6. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for Residential Properties and a commercial property.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 16). The Partnership had the following investments in MRBs as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$10,016,252	$2,077,713	$-	$12,093,965
Glenview Apartments - Series A (3)	CA	4,456,638	945,069	-	5,401,707
Harmony Court Bakersfield - Series A (4)	CA	3,652,065	725,064	-	4,377,129
Harmony Terrace - Series A (4)	CA	6,760,931	1,443,669	-	8,204,600
Harden Ranch - Series A (2)	CA	6,580,568	1,366,435	-	7,947,003
Las Palmas II - Series A (4)	CA	1,657,062	354,284	-	2,011,346
Montclair Apartments - Series A (3)	CA	2,414,410	511,997	-	2,926,407
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,597,708	2,071,062	-	9,668,770
Montevista - Series A (6)	CA	6,720,000	2,150,547	-	8,870,547
Ocotillo Springs - Series A (6)	CA	6,825,000	234,033	-	7,059,033
San Vicente - Series A (4)	CA	3,416,775	715,295	-	4,132,070
Santa Fe Apartments - Series A (3)	CA	2,924,967	610,906	-	3,535,873
Seasons at Simi Valley - Series A (4)	CA	4,213,075	1,082,286	-	5,295,361
Seasons Lakewood - Series A (4)	CA	7,201,861	1,537,822	-	8,739,683
Seasons San Juan Capistrano - Series A (4)	CA	12,125,582	2,479,899	-	14,605,481
Summerhill - Series A (4)	CA	6,288,796	1,193,069	-	7,481,865
Sycamore Walk - Series A (4)	CA	3,496,551	728,452	-	4,225,003
The Village at Madera - Series A (4)	CA	3,020,541	626,564	-	3,647,105
Tyler Park Townhomes - Series A (2)	CA	5,731,581	796,065	-	6,527,646
Vineyard Gardens - Series A (6)	CA	3,954,528	984,597	-	4,939,125
Westside Village Market - Series A (2)	CA	3,745,579	756,160	-	4,501,739
Brookstone (1)	IL	7,355,181	1,903,798	-	9,258,979
Copper Gate Apartments (2)	IN	4,955,000	543,079	-	5,498,079
Renaissance - Series A (3)	LA	10,802,523	4,112,764	-	14,915,287
Live 929 Apartments (6)	MD	36,201,898	-	-	36,201,898
Woodlynn Village (1)	MN	4,093,000	54,672	-	4,147,672
Jackson Manor Apartments (6)	MS	4,150,000	-	-	4,150,000
Gateway Village (6)	NC	2,600,000	133,379	-	2,733,379
Greens Property - Series A (2)	NC	7,775,000	469,569	-	8,244,569
Lynnhaven Apartments (6)	NC	3,450,000	174,788	-	3,624,788
Silver Moon - Series A (3)	NM	7,664,307	1,945,185	-	9,609,492
Village at Avalon - Series A (5)	NM	16,130,094	4,295,649	-	20,425,743
Ohio Properties - Series A (1)	OH	13,652,000	-	-	13,652,000
Bridle Ridge (1)	SC	7,190,000	801	-	7,190,801
Columbia Gardens (4)	SC	12,812,644	2,516,514	-	15,329,158
Companion at Thornhill Apartments (4)	SC	10,990,877	1,855,889	-	12,846,766
Cross Creek (1)	SC	6,129,339	2,058,249	-	8,187,588
Rosewood Townhomes - Series A (6)	SC	9,259,206	578,254	-	9,837,460
South Pointe Apartments - Series A (6)	SC	21,551,600	1,345,935	-	22,897,535
The Palms at Premier Park Apartments (2)	SC	18,504,146	2,505,025	-	21,009,171
Village at River's Edge (4)	SC	9,765,972	2,104,832	-	11,870,804
Willow Run (4)	SC	12,635,325	2,440,011	-	15,075,336
Arbors at Hickory Ridge (2)	TN	10,834,440	2,331,028	-	13,165,468
Avistar at Copperfield - Series A (6)	TX	13,748,038	2,679,071	-	16,427,109
Avistar at the Crest - Series A (2)	TX	9,082,300	1,964,023	-	11,046,323
Avistar at the Oaks - Series A (2)	TX	7,342,493	1,651,642	-	8,994,135
Avistar at the Parkway - Series A (3)	TX	12,651,455	2,498,397	-	15,149,852
Avistar at Wilcrest - Series A (6)	TX	5,210,228	901,310	-	6,111,538
Avistar at Wood Hollow - Series A (6)	TX	39,561,143	7,418,638	-	46,979,781
Avistar in 09 - Series A (2)	TX	6,339,959	1,373,222	-	7,713,181
Avistar on the Boulevard - Series A (2)	TX	15,472,678	3,222,376	-	18,695,054
Avistar on the Hills - Series A (2)	TX	5,026,836	1,151,856	-	6,178,692
Bruton Apartments (4)	TX	17,604,256	4,282,821	-	21,887,077
Concord at Gulfgate - Series A (4)	TX	18,703,168	4,360,042	-	23,063,210
Concord at Little York - Series A (4)	TX	13,102,454	3,165,305	-	16,267,759
Concord at Williamcrest - Series A (4)	TX	20,297,105	4,817,332	-	25,114,437
Crossing at 1415 - Series A (4)	TX	7,293,344	1,632,719	-	8,926,063
Decatur Angle (4)	TX	22,174,093	5,004,687	-	27,178,780
Esperanza at Palo Alto (4)	TX	19,146,081	5,396,061	-	24,542,142
Heights at 515 - Series A (4)	TX	6,677,182	1,521,291	-	8,198,473
Heritage Square - Series A (3)	TX	10,518,412	1,968,618	-	12,487,030
Oaks at Georgetown - Series A (4)	TX	12,081,489	2,135,841	-	14,217,330
Runnymede (1)	TX	9,740,000	100,274	-	9,840,274
Southpark (1)	TX	11,498,636	1,580,994	-	13,079,630
15 West Apartments (4)	WA	9,568,829	2,808,514	-	12,377,343
Mortgage revenue bonds held in trust		$644,143,201	$116,395,443	$-	$760,538,644
(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)	MRB held by Morgan Stanley in a debt financing transaction, Note 16
(6)	MRBs held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16

	June 30, 2021
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Solano Vista - Series A	CA	$2,657,964	$818,994	$-	$3,476,958
Greens Property - Series B	NC	923,195	77,093	-	1,000,288
Ohio Properties - Series B	OH	3,475,730	-	-	3,475,730
Rosewood Townhomes - Series B	SC	469,781	-	-	469,781
South Pointe Apartments - Series B	SC	1,099,487	-	-	1,099,487
Provision Center 2014-1	TN	5,259,343	-	-	5,259,343
Avistar at the Crest - Series B	TX	733,353	123,370	-	856,723
Avistar at the Oaks - Series B	TX	536,880	89,559	-	626,439
Avistar at the Parkway - Series B	TX	123,791	40,149	-	163,940
Avistar in 09 - Series B	TX	442,878	73,878	-	516,756
Avistar on the Boulevard - Series B	TX	435,761	70,246	-	506,007
Mortgage revenue bonds held by the Partnership		$16,158,163	$1,293,289	$-	$17,451,452

	December 31, 2020
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$10,061,161	$2,487,317	$-	$12,548,478
Glenview Apartments - Series A (3)	CA	4,483,154	1,010,425	-	5,493,579
Harmony Court Bakersfield - Series A (4)	CA	3,668,439	889,216	-	4,557,655
Harmony Terrace - Series A (4)	CA	6,791,096	1,724,350	-	8,515,446
Harden Ranch - Series A (2)	CA	6,621,823	1,606,690	-	8,228,513
Las Palmas II - Series A (4)	CA	1,664,566	400,431	-	2,064,997
Montclair Apartments - Series A (3)	CA	2,428,775	572,671	-	3,001,446
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,626,287	2,350,276	-	9,976,563
Montevista - Series A (6)	CA	6,720,000	2,404,771	-	9,124,771
Ocotillo Springs - Series A (6)	CA	2,023,500	215,633	-	2,239,133
San Vicente - Series A (4)	CA	3,432,246	809,327	-	4,241,573
Santa Fe Apartments - Series A (3)	CA	2,942,370	724,678	-	3,667,048
Seasons at Simi Valley - Series A (4)	CA	4,236,876	1,180,122	-	5,416,998
Seasons Lakewood - Series A (4)	CA	7,233,993	1,836,808	-	9,070,801
Seasons San Juan Capistrano - Series A (4)	CA	12,179,682	2,973,846	-	15,153,528
Summerhill - Series A (4)	CA	6,316,993	1,470,689	-	7,787,682
Sycamore Walk - Series A (4)	CA	3,517,919	888,485	-	4,406,404
The Village at Madera - Series A (4)	CA	3,034,084	735,450	-	3,769,534
Tyler Park Townhomes - Series A (2)	CA	5,767,938	939,214	-	6,707,152
Vineyard Gardens - Series A (6)	CA	3,969,173	1,226,058	-	5,195,231
Westside Village Market - Series A (2)	CA	3,769,337	859,860	-	4,629,197
Brookstone (1)	IL	7,374,252	2,201,663	-	9,575,915
Copper Gate Apartments (2)	IN	4,955,000	641,581	-	5,596,581
Renaissance - Series A (3)	LA	10,870,681	4,293,328	-	15,164,009
Live 929 Apartments (6)	MD	36,234,756	-	-	36,234,756
Woodlynn Village (1)	MN	4,120,000	56,458	-	4,176,458
Gateway Village (6)	NC	2,600,000	136,612	-	2,736,612
Greens Property - Series A (2)	NC	7,829,000	663,781	-	8,492,781
Lynnhaven Apartments (6)	NC	3,450,000	178,960	-	3,628,960
Silver Moon - Series A (3)	NM	7,697,891	1,995,694	-	9,693,585
Village at Avalon - Series A (5)	NM	16,189,074	4,879,623	-	21,068,697
Ohio Properties - Series A (1)	OH	13,724,000	61,243	-	13,785,243
Bridle Ridge (1)	SC	7,235,000	153,657	-	7,388,657
Columbia Gardens (4)	SC	12,898,904	2,689,886	-	15,588,790
Companion at Thornhill Apartments (4)	SC	11,055,254	2,208,446	-	13,263,700
Cross Creek (1)	SC	6,136,261	2,277,289	-	8,413,550
Rosewood Townhomes - Series A (6)	SC	9,259,206	578,247	-	9,837,453
South Pointe Apartments - Series A (6)	SC	21,551,600	1,345,919	-	22,897,519
The Palms at Premier Park Apartments (2)	SC	18,619,081	2,906,879	-	21,525,960
Village at River's Edge (4)	SC	9,802,479	1,353,745	-	11,156,224
Willow Run (4)	SC	12,720,560	2,650,995	-	15,371,555
Arbors at Hickory Ridge (2)	TN	10,910,733	2,704,295	-	13,615,028
Avistar at Copperfield - Series A (6)	TX	13,815,817	3,189,896	-	17,005,713
Avistar at the Crest - Series A (2)	TX	9,140,656	2,376,580	-	11,517,236
Avistar at the Oaks - Series A (2)	TX	7,388,262	1,854,785	-	9,243,047
Avistar at the Parkway - Series A (3)	TX	12,721,014	2,790,208	-	15,511,222
Avistar at Wilcrest - Series A (6)	TX	5,235,915	1,084,347	-	6,320,262
Avistar at Wood Hollow - Series A (6)	TX	39,756,184	8,703,609	-	48,459,793
Avistar in 09 - Series A (2)	TX	6,379,479	1,601,535	-	7,981,014
Avistar on the Boulevard - Series A (2)	TX	15,572,093	3,779,139	-	19,351,232
Avistar on the Hills - Series A (2)	TX	5,058,171	1,292,513	-	6,350,684
Bruton Apartments (4)	TX	17,674,167	3,792,253	-	21,466,420
Concord at Gulfgate - Series A (4)	TX	18,796,773	4,888,537	-	23,685,310
Concord at Little York - Series A (4)	TX	13,168,029	3,543,909	-	16,711,938
Concord at Williamcrest - Series A (4)	TX	20,398,687	5,397,326	-	25,796,013
Crossing at 1415 - Series A (4)	TX	7,331,821	1,810,458	-	9,142,279
Decatur Angle (4)	TX	22,270,729	5,600,721	-	27,871,450
Esperanza at Palo Alto (4)	TX	19,218,417	5,955,488	-	25,173,905
Heights at 515 - Series A (4)	TX	6,712,409	1,600,836	-	8,313,245
Heritage Square - Series A (3)	TX	10,579,057	2,095,871	-	12,674,928
Oaks at Georgetown - Series A (4)	TX	12,135,392	2,597,201	-	14,732,593
Runnymede (1)	TX	9,805,000	105,634	-	9,910,634
Southpark (1)	TX	11,462,172	1,917,286	-	13,379,458
15 West Apartments (4)	WA	9,604,680	3,257,826	-	12,862,506
Mortgage revenue bonds held in trust		637,948,068	130,520,576	-	768,468,644

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)	MRB held by Morgan Stanley in a debt financing transaction Note 16
(6)	MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16

	December 31, 2020
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Solano Vista - Series A	CA	$2,665,000	$891,612	$-	$3,556,612
Greens Property - Series B	NC	925,607	107,347	-	1,032,954
Arby Road Apartments - Series A	NV	7,385,000	15,059	-	7,400,059
Ohio Properties - Series B	OH	3,485,690	13,578	-	3,499,268
Rosewood Townhomes - Series B	SC	469,781	2,549	-	472,330
South Pointe Apartments - Series B	SC	1,099,487	5,967	-	1,105,454
Provision Center 2014-1	TN	6,161,954	-	-	6,161,954
Avistar at the Crest - Series B	TX	735,974	144,746	-	880,720
Avistar at the Oaks - Series B	TX	538,723	100,668	-	639,391
Avistar at the Parkway - Series B	TX	123,973	43,650	-	167,623
Avistar in 09 - Series B	TX	444,398	83,042	-	527,440
Avistar on the Boulevard - Series B	TX	437,318	82,718	-	520,036
Mortgage revenue bonds held by the Partnership		$24,472,905	$1,490,936	$-	$25,963,841

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

During the three and six months ended June 30, 2021, the Partnership recognized a provision for credit loss of approximately $900,000 related to the Provision Center 2014-1 MRB in its condensed consolidated statements of operations. The borrower of the Provision Center 2014-1 MRB filed for Chapter 11 bankruptcy in December 2020 and has ceased making contractual principal and interest payments. The additional credit loss was driven primarily by operational and collateral information obtained during the bankruptcy process.

During the three and six months ended June 30, 2020, the Partnership recognized a provision for credit loss of approximately $465,000 and $1.8 million, respectively, related to the Provision Center 2014-1 MRB in its condensed consolidated statements of operations. The credit loss for these periods was primarily driven by debt service shortfalls by the underlying commercial property, the borrower’s request for forbearance (prior to filing for bankruptcy protection), and the general creditworthiness of proton therapy centers in the United States, including the impact on them of the COVID-19 pandemic.

MRB Activity in the First Six Months of 2021

Acquisitions:

The following MRB was acquired at a price that approximated the principal outstanding plus accrued interest during the six months ended June 30, 2021:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Principal Acquired
Jackson Manor Apartments (1)	April	Jackson, MS	60	5/1/2038	5.00%	$4,150,000
(1)

The Partnership has committed to provide total funding of the MRB up to $6.9 million during the acquisition and rehabilitation phase of the property on a drawdown basis. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $4.8 million.

Redemptions:

The following MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the six months ended June 30, 2021:

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

Redemptions:

The following MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the six months ended June 30, 2020:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Solano Vista - Series B	January	Vallejo, CA	96	1/1/2021	5.85%	$3,103,000

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$7,319,000	$1,358,000	7,319,000	-
Provision for credit loss	900,000	465,000	900,000	1,823,000
Balance, end of period (1)	$8,219,000	$1,823,000	$8,219,000	$1,823,000
(1)	The allowance for credit losses as of June 30, 2021 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments MRB.

7. Governmental Issuer Loans

Governmental issuer loans (“GILs”) owned by the Partnership are issued by state or local governmental authorities to provide construction financing for affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GILs. The GILs are secured by the borrower’s non-recourse obligation evidenced by a mortgage on all real and personal property associated with the underlying property. The GILs share a first mortgage lien position with the associated property loans (Note 10) or taxable GIL (Note 12) also owned by the Partnership. The sole source of the funds to pay principal and interest on the GILs is the net cash flow or the sale or refinancing proceeds from the underlying property. Affiliates of the borrowers have guaranteed limited-to-full payment of principal and interest on the GILs. The GILs are held in trust in connection with TOB Trust financings (Note 16).

At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity if the property has reached stabilization and other conditions are met.

The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction. The Partnership had the following investments and remaining funding commitments related to its GILs as of June 30, 2021 and December 31, 2020:

							As of June 30, 2021
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate		Current Interest Rate	Amortized Cost	Maximum Remaining Commitment
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.13%	$40,000,000	$-
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(3),(4)	3.75%	34,000,000	-
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	(4)	3.25%	22,994,534	10,085,466
Legacy Commons at Signal Hills (1)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	(4)	3.57%	14,817,037	19,802,963
Hilltop at Signal Hills (1)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	(4)	3.57%	6,920,774	17,529,226
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%	(4)	4.60%	7,981,200	15,408,800
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%	(4)	4.60%	3,691,245	8,414,378
								$130,404,790	$71,240,833
(1)	The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 22).
(2)	The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(3)	The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)	The variable index interest rate component is subject to a floor.

							As of December 31, 2020
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate		Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.19%	$40,000,000
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(3),(4)	3.75%	14,403,000
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	(4)	3.25%	10,460,657
								$64,863,657
(1)	The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 22).
(2)	The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon payment of a non-refundable extension fee.
(3)	The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)	The variable index interest rate component is subject to a floor.

Activity in the First Six Months of 2021

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

Activity in the First Six Months of 2020

Acquisitions:

During June 2020, the Partnership entered into a $40.0 million GIL commitment to provide construction financing for Scharbauer Flats Apartments.

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of June 30, 2021 and December 31, 2020:

Real Estate Assets as of June 30, 2021
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,412,805	$42,612,073
The 50/50 MF Property	Lincoln, NE	475	-	32,960,308	32,960,308
Vantage at Hutto	Hutto, TX	(1)	3,115,891	-	3,115,891
Vantage at Fair Oaks	Boerne, TX	(1)	2,473,247	-	2,473,247
Land held for development		(2)	1,675,997	-	1,675,997
					$82,837,516
Less accumulated depreciation					(19,506,937)
Net real estate assets					$63,330,579

(1)       The land is owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 5 for further information.

(2)           Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Real Estate Assets as of December 31, 2020
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,375,298	$42,574,566
The 50/50 MF Property	Lincoln, NE	475	-	32,940,854	32,940,854
Land held for development		(1)	1,675,997	-	1,675,997
					$77,191,417
Less accumulated depreciation					(18,150,215)
Net real estate assets					$59,041,202

(1)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Activity in the First Six Months of 2021

As of June 30, 2021, the land held for development in Gardner, KS was listed for sale.

In June 2021, Vantage at Fair Oaks, a consolidated VIE (Note 5), purchased a parcel of land in Boerne, TX for approximately $2.5 million for potential future development of a market-rate multifamily property.

Activity in the First Six Months of 2020

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

The following table provides the details of the investments in unconsolidated entities as of June 30, 2021 and December 31, 2020 and remaining equity commitment amounts as of June 30, 2021:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of June 30, 2021	Carrying Value as of December 31, 2020	Maximum Remaining Equity Commitment as of June 30, 2021
Vantage at Powdersville	Powdersville, SC	288	November 2017	February 2020	-	12,295,801	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	7,840,500	7,840,500	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	10,570,000	10,570,000	-
Vantage at Germantown	Germantown, TN	288	June 2018	March 2020	-	12,425,000	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	October 2020	12,240,000	14,640,000	-
Vantage at Coventry	Omaha, NE	294	September 2018	February 2021	9,007,435	9,007,435	-
Vantage at Conroe	Conroe, TX	288	April 2019	January 2021	10,938,202	10,406,895	-
Vantage at O'Connor	San Antonio, TX	288	October 2019	June 2021	8,666,870	8,245,890	-
Vantage at Westover Hills	San Antonio, TX	288	January 2020	N/A	8,431,070	8,021,544	-
Vantage at Tomball	Tomball, TX	288	August 2020	N/A	11,240,890	9,280,134	-
Vantage at Hutto (1)	Hutto, TX	288	November 2020	N/A	-	3,163,676	7,359,952
Vantage at San Marcos	San Marcos, TX	288	November 2020	N/A	1,031,813	981,695	8,943,914
Vantage at Loveland	Loveland, CO	288	April 2021	N/A	7,044,939	-	9,409,484
Vantage at Helotes	Helotes, TX	288	May 2021	N/A	4,779,161	-	7,869,399
		4,044			$91,790,880	$106,878,570	$33,582,749

(1)  The property became a consolidated VIE effective during the second quarter of 2021 (Note 5).

Activity in the First Six Months of 2021

In March 2021, Vantage at Germantown sold substantially all assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $16.1 million upon sale. The Partnership recognized approximately $862,000 of “Investment income” and approximately $2.8 million as “Gain on sale of investment in an unconsolidated entity” associated with the sale.

In April 2021, the Partnership executed a $16.3 equity commitment to fund the construction of the Vantage at Loveland multifamily property.  The Partnership may increase its equity commitment to $18.2 million based upon the occurrence of certain events.

In May 2021, the Partnership executed a $12.6 equity commitment to fund the construction of the Vantage at Helotes multifamily property.

In May 2021, Vantage at Powdersville sold substantially all assets to an unrelated third party and ceased operations.  The Partnership received cash of approximately $20.1 million upon sale. The Partnership recognized approximately $2.4 million of “Investment income” and approximately $5.5 million as “Gain on sale of investment in an unconsolidated entity” associated with the sale.

Activity in the First Six Months of 2020

In January 2020, the Partnership executed a $7.3 million equity commitment to fund construction of the Vantage at Westover Hills multifamily property.

In June 2020, Vantage at Waco sold substantially all assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $10.3 million upon sale. As of June 30, 2020, the Partnership recognized approximately $931,000 of “Investment income” associated with the sale. The Partnership recognized additional “Investment income” of approximately $373,000 and $201,000 in the third and fourth quarters of 2020, respectively, upon the resolution of certain gain contingencies.

The following table provides combined summary financial information for the Partnership’s investments in unconsolidated entities for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Property Revenues	$5,475,906	$2,987,106	$10,958,776	$5,470,711
Gain on sale of property	$15,659,445	$6,262,992	$24,626,692	$6,262,992
Net income	$13,579,814	$4,356,453	$20,510,948	$1,837,288

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Centennial Crossings (1) (2)	3,017,729	-	3,017,729
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Hilltop at Signal Hills (1) (2)	1,000,000	-	1,000,000
Legacy Commons at Signal Hills (1) (2)	1,000,000	-	1,000,000
Live 929 Apartments	1,241,348	(1,241,348)	-
Oasis at Twin Lakes (1) (2)	2,528,546	-	2,528,546
Ohio Properties	2,390,446	-	2,390,446
Scharbauer Flats Apartments (1) (2)	2,309,613	-	2,309,613
Total	$26,084,427	$(8,635,162)	$17,449,265
(1)	The property loan is held in trust in connection with a TOB financing (Note 16).
(2)

The property loan and associated GIL are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrower have guaranteed limited-to-full payment of principal and accrued interest on the property loan.

	December 31, 2020
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Arbors at Hickory Ridge	$191,264	$-	$191,264
Avistar (February 2013 portfolio)	201,972	-	201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Centennial Crossings (1) (2)	3,017,729	-	3,017,729
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Live 929 Apartments	911,232	(911,232)	-
Ohio Properties	2,390,446	-	2,390,446
Scharbauer Flats Apartments (1) (2)	2,309,613	-	2,309,613
Total	$21,225,765	$(8,305,046)	$12,920,719
(1)	The property loan is held in trust in connection with a TOB financing (Note 16).

(2)

The property loan and associated GIL are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrower have guaranteed limited-to-full payment of principal and accrued interest on the property loan.

The Partnership recognized a provision for loan loss and associated loan loss allowance of approximately $330,000 for the three and six months ended June 30, 2021 related to the Live 929 Apartments property loan as the Partnership determined it was probable the outstanding balance will not be collectible. The interest to be earned on the Live 929 Apartments and Cross Creek property loans was in nonaccrual status for the three and six months ended June 30, 2021. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest accrued was not probable.  In addition, for the three and six months ended June 30, 2021 and 2020, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

Activity in the First Six Months of 2021

Concurrent with the acquisition of GILs (Note 7), the Partnership has committed to provide property loans for the construction of the underlying properties on a draw-down basis. The following is a summary of the property loans commitments entered into during the six months ended June 30, 2021:

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

Activity in the First Six Months of 2020

Concurrent with the acquisition of a GIL (Note 7), the Partnership has committed to provide a property loan for the construction of the underlying property on a draw-down basis. The following is a summary of the property loan commitment entered into during the six months ended June 30, 2020:

Property Name	Date Committed	Maturity Date	Outstanding Balance
Scharbauer Flats Apartments	June 2020	1/1/2023 (1)	$1,667,776

(1)    The borrower has the option to extend the maturity date up to 12 months.

The following table summarizes the Partnership’s outstanding property loan commitments as of June 30, 2021:

Maximum Remaining Commitment
Centennial Crossings	21,232,271
Hilltop at Signal Hills	20,197,939
Legacy Commons at Signal Hills	31,233,972
Oasis at Twin Lakes	25,175,634
Scharbauer Flats Apartments	21,850,387
Total	$119,690,203

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Current income tax expense	$127,129	$98,964	$143,614	$141,299
Deferred income tax benefit	(19,442)	(960)	(35,670)	(31,881)
Total income tax expense	$107,687	$98,004	$107,944	$109,418

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of June 30, 2021 and December 31, 2020.

12. Other Assets

The following table summarizes the other assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Deferred financing costs, net	$1,291,123	$390,649
Fair value of derivative instruments (Note 18)	321,372	321,503
Taxable mortgage revenue bonds, at fair value	1,462,862	1,510,437
Taxable governmental issuer loan held in trust	1,000,000	-
Bond purchase commitments, at fair value (Note 19)	392,515	431,879
Operating lease right-of-use assets, net	1,634,200	1,648,742
Other assets	1,274,856	1,605,374
Total other assets	$7,376,928	$5,908,584

As of June 30, 2021 and December 31, 2020, the operating lease right-of-use assets consisted primarily of a ground lease at the 50/50 MF Property (Note 13).

See Note 23 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Interest expense” on the Partnership’s condensed consolidated statements of operations.  Unrealized gain or losses on taxable MRBs and bond purchase commitments are recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

Concurrent with the acquisition of the Hope on Avalon GIL (Note 7), the Partnership entered into a taxable GIL to provide construction financing for the underlying property on a draw-down basis. The GIL and taxable GIL are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. The taxable GIL is held in trust in connection with a TOB Trust financing (Note 16). The following table includes details of the taxable GIL, and the remaining funding commitment, that was entered into during the six months ended June 30, 2021:

Property Name	Date Committed	Maturity Date	Outstanding Balance	Maximum Remaining Commitment
Hope on Avalon	January 2021	2/1/2023 (1)	$1,000,000	$9,573,000
(1)	The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the accounts payable, accrued expenses and other liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accounts payable	$333,300	$94,674
Accrued expenses	2,704,528	2,755,010
Accrued interest expense	3,791,711	3,433,247
Operating lease liabilities	2,150,982	2,149,001
Other liabilities	1,683,816	1,517,633
Total accounts payable, accrued expenses and other liabilities	$10,664,337	$9,949,565

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of June 30, 2021, the minimum aggregate annual payment due under the agreement is approximately $135,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $42,000 and $84,000 for the three and six months ended June 30, 2021 and 2020, respectively, and are reported within “Real estate operating expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of June 30, 2021:

Remainder of 2021	$69,710
2022	141,119
2023	143,561
2024	144,706
2025	147,598
Thereafter	4,369,676
Total	5,016,370
Less: Amount representing interest	(2,865,388)
Total operating lease liabilities	$2,150,982

14. Unsecured Lines of Credit

The following tables summarize the unsecured lines of credit (“LOC” or “LOCs”) as of June 30, 2021 and December 31, 2020:

Unsecured Line of Credit	Outstanding as of June 30, 2021	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$-	$50,000,000	June 2022	Variable (1)	Monthly	2.65%

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

Unsecured Lines of Credit	Outstanding as of December 31, 2020	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$7,475,000	$50,000,000	June 2022	Variable (1)	Monthly	2.65%
Bankers Trust operating	-	10,000,000	June 2022	Variable (1)	Monthly	3.40%
Total unsecured lines of credit	$7,475,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

The principal amount of each acquisition advance from the non-operating LOC is due on the 270th day following the advance date and may be extended for up to three additional 90-day periods by making partial repayments in accordance with the Credit Agreement. The non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed 75% of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of June 30, 2021.

The Partnership and Bankers Trust agreed to terminate the $10 million operating LOC upon closing of the new secured LOC in June 2021 (Note 15). There was no outstanding principal or accrued interest as of the termination date.

15. Secured Line of Credit

The following table summarizes the secured LOC as of June 30, 2021:

	Outstanding as of June 30, 2021	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Secured line of credit	$6,500,000	$40,000,000	June 2023 (1)	Variable (2)	Monthly	3.50%

(1)

The secured LOC contains two one-year extensions subject to certain conditions and payment of a 0.25% extension fee. The first extension request by the Partnership will be granted by the Administrative Agent if all such conditions are met. Any subsequent extension requested by the Partnership will be granted or denied in the sole discretion of the Lenders.

(2)	The variable rate is equal to LIBOR + 3.25%, subject to a floor of 3.50%.

In June 2021, the Partnership entered into a secured Credit Agreement (“Secured Credit Agreement”) of up to $40,000,000 with BankUnited, N.A. and Bankers Trust Company (collectively, the “Lenders”), and the sole lead arranger and administrative agent, BankUnited, N.A.  The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of the Partnership’s capital contributions to equity investments, subject to certain restrictions. The proceeds of the secured LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base.

The secured LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which the Partnership must maintain a balance of not less than $5.0 million. In addition, an affiliate of the Partnership, Greystone Select Holdings LLC (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of June 30, 2021. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants that, among others, require the Partnership to maintain a minimum liquidity of not less than $5.0 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify the Administrative Agent if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of June 30, 2021.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of June 30, 2021 and December 31, 2020:

	Outstanding Debt Financings as of June 30, 2021, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$39,552,847	$204,000	2010	May 2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	77,655,139	4,999	2014	July 2024	Weekly	SIFMA	0.06%	1.34%	1.40%
Fixed - M33	30,497,949	2,606	2015	September 2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	214,892,281	5,000	2018	July 2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	102,944,935	77,530,500	2020	September 2025	Monthly	3-month LIBOR	0.12%	9.00%	9.12% (3)

TOB Trusts Securitization
Mizuho Capital Markets:
Variable - TOB	6,102,623	-	2020	July 2022	Weekly	SIFMA	0.23%	0.89%	1.12%
Variable - TOB	9,213,676	-	2021	February 2023	Weekly	SIFMA	0.23%	1.42%	1.65%
Variable - TOB	3,486,987	-	2021	April 2023	Weekly	SIFMA	0.23%	1.27%	1.50%
Variable - TOB	122,503,096	-	2019	July 2023	Weekly	SIFMA	0.23% - 0.28%	1.17% - 1.67%	1.40% - 1.95%
Variable - TOB	91,897,806	-	2020	September 2023	Weekly	OBFR	0.33%	0.89%	1.22%
Variable - TOB	5,683,115	-	2020	December 2023	Weekly	SIFMA	0.23%	1.27%	1.50%
Variable - TOB	24,132,417	-	2021	January 2024	Weekly	OBFR	0.33%	0.89%	1.22%
Morgan Stanley:
Fixed - Term TOB	12,969,836	-	2019	May 2024	N/A	N/A	N/A	N/A	1.98%
Total Debt Financings	$741,532,707
(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)

The Partnership has entered into two total return swap transactions with the Secured Notes as the reference security and notional amounts totaling the outstanding principal on the Secured Notes. The total return swaps effectively net down the interest rate on the Secured Notes. Considering the effect of the total return swaps, the effective net interest rate is 4.25% for approximately $39.8 million of the Secured Notes and 1.00% for approximately $63.5 million of the Secured Notes as of June 30, 2021. See Note 18 for further information on the total return swaps.

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

As of June 30, 2021 and December 31, 2020, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. The restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of two total return swaps that have the Secured Notes as the reference security (Note 18). The Partnership may also be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho. The amount of collateral posting required is dependent on the valuation of the underlying MRBs, GILs and property loans in relation to thresholds set by Mizuho. There was no requirement to post collateral for the TOB Trusts with Mizuho as of June 30, 2021 and December 31, 2020.

The Partnership has entered into various TOB Trust financings with Mizuho secured by MRBs, GILs, property loans and a taxable GIL. The Mizuho TOB Trusts require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  In addition, the Master Trust Agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remains listed on the NASDAQ.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the

Partnership to purchase a portion or all of the senior interests issued by each TOB Trust.  The Partnership was in compliance with these covenants as of June 30, 2021.

The Term TOB Trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply.  The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year; requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remains listed on a nationally recognized stock exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The Partnership was in compliance with all covenants as of June 30, 2021.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Six Months of 2021

New Debt Financings:

The following is a summary of the Mizuho TOB Trust financings that were entered into during the six months ended June 30, 2021:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
TOB Trust 2021-XF2926 (1)	$16,190,000	January 2024	Weekly	OBFR	0.89%
Hope on Avalon GIL	5,064,000	February 2023	Weekly	SIFMA	1.42%
Hope on Broadway GIL	2,953,000	February 2023	Weekly	SIFMA	1.42%
Jackson Manor Apartments MRB	3,528,000	April 2023	Weekly	SIFMA	1.27%
Total TOB Trust Financings	$27,735,000
(1)

The TOB Trust is securitized by the Legacy Commons at Signal Hills GIL and property loan, Hilltop at Signal Hills GIL and property loan, Oasis at Twin Lakes property loan and Hope on Avalon taxable GIL.

In June 2021, the Partnership extended the maturity date of the Morgan Stanley Term TOB financing from May 2022 to May 2024 and the interest rate was reduced to 1.98% from 3.53%.

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

The following is a summary of the Deutsche Bank Term A/B Trust and TOB Trust financings that were collapsed and paid off in April 2020:

Debt Financing	Debt Facility	Month	Paydown Applied
Avistar at Copperfield - Series A	Term A/B Trust	April 2020	$8,417,739
Avistar at Wilcrest - Series A	Term A/B Trust	April 2020	3,162,435
Avistar at Wood Hollow - Series A	Term A/B Trust	April 2020	26,860,536
Gateway Village	Term A/B Trust	April 2020	2,262,000
Lynnhaven	Term A/B Trust	April 2020	3,001,500
Pro Nova 2014-1	Term TOB	April 2020	8,010,000
			$51,714,210

The following is a summary of the Mizuho TOB Trust financings that were entered into during the six months ended June 30, 2020:

TOB Trusts Securitization	Outstanding TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
Avistar at Copperfield - Series A	$11,818,000	May 2021 (1)	Weekly	SIFMA	1.67%
Avistar at Wilcrest - Series A	4,479,000	May 2021 (1)	Weekly	SIFMA	1.67%
Avistar at Wood Hollow - Series A	34,007,000	May 2021 (1)	Weekly	SIFMA	1.67%
Gateway Village	2,184,000	May 2021 (1)	Weekly	SIFMA	1.67%
Lynnhaven	2,898,000	May 2021 (1)	Weekly	SIFMA	1.67%
Scharbauer Flats Apartments	36,000,000	July 2023	Weekly	SIFMA	0.89%
Total TOB Trust Financing	$91,386,000

(1)    In July 2020, the Partnership extended the maturity date to July 2023.

Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2021 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2021	$3,075,795
2022	12,921,689
2023	237,464,816
2024	125,103,152
2025	11,363,784
Thereafter	354,283,139
Total	744,212,375
Unamortized deferred financing costs and debt premium	(2,679,668)
Total debt financing, net	$741,532,707

17. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnership’s mortgages payable and other secured financing, net of deferred financing costs, as of June 30, 2021 and December 31, 2020:

Property Mortgage Payables	Outstanding Mortgage Payable as of June 30, 2021, net	Outstanding Mortgage Payable as of December 31, 2020, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$2,335,034	$2,521,308	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	23,210,393	23,463,564	2020	April 2027	Fixed	4.35%
Vantage at Fair Oaks--Mortgage (1)	1,418,897	-	2021	June 2022	Fixed	4.15%
Total Mortgage Payable\Weighted Average Period End Rate	$26,964,324	$25,984,872				4.34%

(1)    The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 5).

Activity in the First Six Months of 2021

In June 2021, Vantage at Fair Oaks, a consolidated VIE (Note 5), entered into a mortgage payable arrangement to fund the purchase of a parcel of land for potential future development of a market-rate multifamily property.

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2021 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2021	$419,830
2022	2,310,678
2023	909,690
2024	947,733
2025	1,747,343
Thereafter	20,651,621
Total	26,986,895
Unamortized deferred financing costs	(22,571)
Total mortgages payable and other secured financings, net	$26,964,324

18. Derivative Financial Instruments

The following table summarizes the terms of the Partnership’s total return swaps as of June 30, 2021 and December 31, 2020:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of June 30, 2021
Sept 2020	39,791,732	Sept 2020	Sept 2025	4.25% (1)	9.12% (3)	3-month LIBOR	Mizuho Capital Markets	$80,725
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.12% (3)	3-month LIBOR	Mizuho Capital Markets	214,813
								$295,538
(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of December 31, 2020
Sept 2020	39,970,485	Sept 2020	Sept 2025	4.25% (1)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	$77,995
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	215,631
								$293,626

(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

Each of the total return swaps has the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 16). The combined notional amount of the total return swaps is $103.3 million, which is the same as the principal balance of the Secured Notes. The rate received on each total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid on each total return swap. Under the total return swaps, the Partnership is liable for any decline in the value of the Secured Notes. If the fair value of the underlying Secured Notes is less than the outstanding principal balance, the Partnership is required to post additional cash collateral equal to the amount of the deficit. Such a deficit will also be reflected in the fair value of the total return swaps.

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a notional amount of $39.8 million, requires the Partnership to maintain cash collateral equal to 35% of the notional amount, which was approximately $14.0 million as of June 30, 2021. The second total return swap with a notional amount of $63.5 million, requires the Partnership to maintain cash collateral equal to 100% of the notional amount, which was approximately $63.5 million as of June 30, 2021. Through March 2022, the Partnership has the option to allocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million, and receive net cash proceeds of approximately 65% of the reallocated notional amount. The second total return swap terminates in March 2022 and any remaining cash collateral will be used to pay down the principal balance of the Secured Notes.

The following tables summarize the Partnership’s interest rate cap agreements as of June 30, 2021 and December 31, 2020:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of June 30, 2021
Aug 2019	77,300,192	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$25,834
							$25,834

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2020
Aug 2019	77,979,924	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$27,877
							$27,877
(1)	See Notes 16 and 23 for additional details.

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

19. Commitments and Contingencies

Legal Proceedings

The Partnership, from time to time, is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the Partnership’s condensed consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, the Partnership currently believes the outcome of such matters will not have a material effect on the Partnership’s condensed consolidated financial statements.

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt.  The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in other comprehensive income. The following table summarizes the Partnership’s bond purchase commitment as of June 30, 2021:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Rate	Estimated Closing Date	Fair Value as of June 30, 2021
CCBA Senior Garden Apartments	July 2020	$3,807,000	4.50%	Q3 2022	$392,515

Mortgage Revenue Bond and Taxable Mortgage Revenue Bond Commitments

The Partnership has committed to fund additional proceeds related to the Ocotillo Springs Series A MRB (Note 6) and a taxable MRB (Note 12) while the related property is under construction. The Partnership’s remaining maximum commitments related to the Series A MRB and the taxable MRB totaled approximately $8.2 million and $7.0 million, respectively, as of June 30, 2021.

The Partnership has committed to fund additional proceeds related to the Jackson Manor Apartments MRB (Note 6) while the related property is under rehabilitation.  The Partnership’s remaining maximum commitment related to the MRB totaled approximately $2.8 million as of June 30, 2021.

Governmental Issuer Loan and Taxable Governmental Issuer Loan Commitments

The Partnership has outstanding commitments to fund the proceeds related to the GILs and taxable GILs while the related properties are under construction.  Disclosures of remaining maximum commitment for GILs and a taxable GIL are in Note 7 and Note 12, respectively.

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

Construction Loan Guarantees

The Partnership has entered into guaranty agreements for loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of June 30, 2021:

Borrower	Year the Guarantee was Executed	Maximum Balance Available on Loan	Loan Balance as of June 30, 2021	Partnership's Maximum Exposure as of June 30, 2021	Guarantee Terms
Vantage at Stone Creek	2018	$30,824,000	$30,501,955	$15,250,978	(1)
Vantage at Coventry	2018	31,500,000	31,029,296	15,514,648	(1)
Vantage at Murfreesboro	2021	30,500,000	30,500,000	15,250,000	(2)

(1)

The Partnership’s guaranty was initially for the entire amount of the loan and will decrease based on the achievement of certain events or financial ratios. The Partnership’s maximum exposure will decrease to 25% of the loan balance when certain debt service coverage levels are achieved by the borrower.

(2)

The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth and maintain liquid assets of not less than $5.0 million. The Partnership was in compliance with these requirements as of June 30, 2021. The Partnership has also provided indemnification to the lender for costs related to environmental non-compliance and remediation during the term.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of June 30, 2021:

Limited Partnership(s)	Year the Guarantee was Executed	End of Guarantee Period	Partnership's Maximum Exposure as of June 30, 2021
Ohio Properties	2011	2026	$3,011,522
Greens of Pine Glen, LP	2012	2027	2,046,028

20. Redeemable Series A Preferred Units and Redeemable Series A-1 Preferred Units

The Partnership has issued non-cumulative, non-voting, non-convertible Series A Preferred Units via a private placement to five financial institutions. The Partnership has designated but not yet issued Series A-1 Preferred Units as of June 30, 2021.

The Series A Preferred Units and Series A-1 Preferred Units represent limited partnership interests of the Partnership.  The Series A Preferred Units and Series A-1 Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. Upon the sixth anniversary of the closing of the sale or issuance of Series A Preferred Units or Series A-1 Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder have the right to redeem, in whole or in part, the Series A Preferred Units or Series A-1 Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption.

In the event of any liquidation, dissolution, or winding up of the Partnership, the holders of the Series A Preferred Units and Series A-1 Preferred Units are entitled to a liquidation preference in connection with their investments.  With respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs, the Series A Preferred Units and Series A-1 Preferred Units will rank: (a) senior to the Partnership’s BUCs and to any other class or series of Partnership interests or securities expressly designated as ranking junior to the Series A Preferred Units or Series A-1 Preferred Units; (b) junior to all of the Partnership’s existing indebtedness (including indebtedness outstanding under the Partnership’s senior bank credit facility) and other liabilities with respect to assets available to satisfy claims against the Partnership; and (c) junior to any other class or series of Partnership interests or securities expressly designated as ranking senior to the Series A Preferred Units or Series A-1 Preferred Units.

The following table summarizes the outstanding Series A Preferred Units as of June 30, 2021 and December 31, 2020:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of June 30, 2021 and December 31, 2020	9,450,000	$94,500,000

21. Restricted Unit Awards

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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $191,000 and $296,000 for the three months ended June 30, 2021 and 2020, respectively. The compensation expense for RUAs totaled approximately $269,000 and $335,000 for the six months ended June 30, 2021 and 2020, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity as of and for the six months ended June 30, 2021 and for the year ended December 31, 2020:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Nonvested as of January 1, 2020	-	$-
Granted	290,000	4.98
Vested	(154,386)	4.98
Forfeited	(2,802)	4.98
Nonvested as of December 31, 2020	132,812	$4.98
Granted	266,324	6.49
Nonvested as of June 30, 2021	399,136	$5.99

The unrecognized compensation expense related to nonvested RUAs granted under the Plan was approximately $1.9 million as of June 30, 2021. The remaining compensation expense is expected to be recognized over a weighted average period of 1.2 years.  The total intrinsic value of unvested RUAs was approximately $2.7 million as of June 30, 2021.

22. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership’s condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Partnership administrative fees paid to AFCA 2 (1)	$987,000	$866,000	$1,953,000	$1,731,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	16,000	33,000	27,000	41,000

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

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs, GILs and certain property loans for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported on the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs, GILs and certain property loans and affiliates for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Non-Partnership property administrative fees received by AFCA 2 (1)	9,000	9,000	$18,000	$18,000
Investment/mortgage placement fees received by AFCA 2 (2)	1,528,000	321,000	2,782,000	863,000

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

Greystone Select, an affiliate of the Partnership, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. (Note 15). The guaranty is enforceable if an event of default occurs, the administrative agent takes certain actions in relation to the collateral and the amounts due under the Secured Credit Agreement are not collected within a certain period of time after the commencement of such actions. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee equal to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2021. There were no fees paid under this agreement for the three and six months ended June 30, 2021.

The Partnership reported receivables due from unconsolidated entities of approximately $19,000 and $53,000 as of June 30, 2021 and December 31, 2020, respectively. These amounts are reported within “Other assets” on the Partnership’s condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $365,000 and $344,000 as of June 30, 2021 and December 31, 2020, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2021 and December 31, 2020, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2021 and December 31, 2020 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Mortgage revenue bonds	1.6% - 16.4%	1.4% - 13.3%	3.2%	3.0%
Taxable mortgage revenue bonds	7.7% - 7.8%	7.1% - 7.4%	7.7%	7.3%
Bond purchase commitments	3.5%	3.5%	3.5%	3.5%

(1)	Weighted by the total principal outstanding of all the respective securities as of the reporting date.

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

Assets measured at fair value on a recurring basis as of June 30, 2021 are summarized as follows:

	Fair Value Measurements as of June 30, 2021
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$760,538,644	$-	$-	$760,538,644
Mortgage revenue bonds	17,451,452	-	-	17,451,452
Bond purchase commitments (reported within other assets)	392,515	-	-	392,515
Taxable mortgage revenue bonds (reported within other assets)	1,462,862	-	-	1,462,862
Derivative financial instruments (reported within other assets)	321,372	-	-	321,372
Total Assets at Fair Value, net	$780,166,845	$-	$-	$780,166,845

The following tables summarize the activity related to Level 3 assets for the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance April 1, 2021	$771,524,912	$310,909	$1,443,988	$327,376	$773,607,185
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	34,430	-	-	1,769,026	1,803,456
Included in earnings (provision for credit loss)	(900,080)	-	-	-	(900,080)
Included in other comprehensive income	1,911,907	81,606	21,266	-	2,014,779
Purchases	6,880,000	-	-	-	6,880,000
Settlements	(1,461,073)	-	(2,392)	(1,775,030)	(3,238,495)
Ending Balance June 30, 2021	$777,990,096	$392,515	$1,462,862	$321,372	$780,166,845
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2021	$(900,080)	$-	$-	$(9,494)	$(909,574)

(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months Ended June 30, 2021
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance January 1, 2021	$794,432,485	$431,879	$1,510,437	$321,503	$796,696,304
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	68,961	-	-	3,575,193	3,644,154
Included in earnings (provision for credit loss)	(900,080)	-	-	-	(900,080)
Included in other comprehensive income	(14,322,778)	(39,364)	(42,846)	-	(14,404,988)
Purchases	8,951,500	-	-	-	8,951,500
Settlements	(10,239,992)	-	(4,729)	(3,575,324)	(13,820,045)
Ending Balance June 30, 2021	$777,990,096	$392,515	$1,462,862	$321,372	$780,166,845
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2021	$(900,080)	$-	$-	$(2,043)	$(902,123)
(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Assets measured at fair value on a recurring basis as of December 31, 2020 are summarized as follows:

	Fair Value Measurements as of December 31, 2020
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$768,468,644	$-	$-	$768,468,644
Mortgage revenue bonds	25,963,841	-	-	25,963,841
Bond purchase commitments (reported within other assets)	431,879			431,879
Taxable mortgage revenue bonds (reported within other assets)	1,510,437	-	-	1,510,437
Derivative instruments (reported within other assets)	321,503	-	-	321,503
Total Assets at Fair Value, net	$796,696,304	$-	$-	$796,696,304

The following tables summarize the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2020:

	For the Three Months Ended June 30, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2020	$761,082,275	$-	$1,417,654	$36,112	$762,536,041
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	20,098	-	-	93,647	113,745
Included in earnings (impairment of securities and provision for credit loss)	(464,675)	-	-	-	(464,675)
Included in other comprehensive income	20,930,838	-	40,811	-	20,971,649
Purchases	7,489,950	-	-	-	7,489,950
Settlements	(1,433,515)	-	(2,186)	(99,933)	(1,535,634)
Ending Balance June 30, 2020	$787,624,971	$-	$1,456,279	$29,826	$789,111,076
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2020	$(464,675)	$-	$-	$93,647	$(371,028)
(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months Ended June 30, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2020	$773,597,465	$43,349,357	$1,383,237	$10,911	$818,340,970
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	55,240	(7,219)	-	118,848	166,869
Included in earnings (impairment of securities and provision for credit loss)	(1,822,356)	-	-	-	(1,822,356)
Included in earnings (gain on sale of securities)	-	1,416,023	-	-	1,416,023
Included in other comprehensive income	14,208,716	(1,408,804)	77,366	-	12,877,278
Purchases	7,489,950	-	-	-	7,489,950
Sale of securities	-	(43,349,357)	-	-	(43,349,357)
Settlements	(5,904,044)	-	(4,324)	(99,933)	(6,008,301)
Ending Balance June 30, 2020	$787,624,971	$-	$1,456,279	$29,826	$789,111,076
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2020	$(1,822,356)	$-	$-	$118,848	$(1,703,508)

(1)Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Total gains and losses included in earnings for the derivative financial instruments are reported within “Interest expense” on the Partnership’s condensed consolidated statements of operations.

As of June 30, 2021 and December 31, 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs and taxable GIL, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs and taxable GILs are categorized as Level 3 assets. The fair value of the GILs and taxable GILs approximated amortized cost as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB Trust financings are credit enhanced by Mizuho. The table below summarizes the fair value of the Partnership’s financial liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$741,532,707	777,231,398	$673,957,640	$709,760,933
Unsecured lines of credit	-	-	7,475,000	7,475,000
Secured lines of credit	6,500,000	6,500,000	-	-
Mortgages payable and other secured financing	26,964,324	26,986,896	25,984,872	25,986,514

24. Segments

The Partnership has four reportable segments - Mortgage Revenue Bond Investments, Other Investments, MF Properties and Public Housing Capital Fund Trusts. Only the Mortgage Revenue Bond Investments, Other Investments, and MF Properties segments had activity for the three months and six months ended June 30, 2021. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020, as described further below. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs and GILs are held as investments, and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s condensed consolidated balance sheets.  As of June 30, 2021, the Partnership reported 76 MRBs and seven GILs. The Residential Properties financed by MRBs and GILs contain a total of 10,995 and 1,267 rental units, respectively. In addition, one MRB (Provision Center 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations are reported within this segment.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and property loans to certain market-rate multifamily properties (Note 10). The Other Investments segment also includes the consolidated VIEs of Vantage at Hutto and Vantage at Fair Oaks (Note 5).

MF Properties Segment

The MF Properties segment consists of multifamily and student housing residential properties held by the Partnership (Note 8). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership.  As of June 30, 2021, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

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

The following table details certain financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues
Mortgage Revenue Bond Investments	$11,034,482	$10,247,228	$21,829,270	$20,453,031
Other Investments	3,583,841	2,374,237	5,482,017	3,777,852
MF Properties	1,788,173	1,856,954	3,482,697	3,809,201
Public Housing Capital Fund Trusts	-	-	-	174,470
Total revenues	$16,406,496	$14,478,419	$30,793,984	$28,214,554

Interest expense
Mortgage Revenue Bond Investments	$5,035,615	$4,597,328	$9,979,892	$10,095,527
Other Investments	40,498	-	40,498	-
MF Properties	281,983	291,988	564,181	613,764
Public Housing Capital Fund Trusts	-	-	-	197,993
Total interest expense	$5,358,096	$4,889,316	$10,584,571	$10,907,284

Depreciation expense
Mortgage Revenue Bond Investments	$5,811	$3,359	$11,622	$5,783
Other Investments	-	-	-	-
MF Properties	679,073	708,722	1,356,722	1,415,736
Public Housing Capital Fund Trusts	-	-	-	-
Total depreciation expense	$684,884	$712,081	$1,368,344	$1,421,519

Net income (loss)
Mortgage Revenue Bond Investments	$1,290,784	$2,301,494	$3,840,236	$2,741,830
Other Investments	9,004,390	2,372,437	13,710,611	3,775,589
MF Properties	(30,494)	(85,583)	(293,313)	(338,313)
Public Housing Capital Fund Trusts	-	-	-	1,390,999
Net income (loss)	$10,264,680	$4,588,348	$17,257,534	$7,570,105

The following table details total assets for the Partnership’s reportable segments as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Total assets
Mortgage Revenue Bond Investments	$1,172,640,853	$1,114,146,614
Other Investments	96,636,495	106,931,182
MF Properties	67,387,271	67,988,190
Public Housing Capital Fund Trusts	-	-
Consolidation/eliminations	(102,678,760)	(113,818,107)
Total assets	$1,233,985,859	$1,175,247,879

25. Subsequent Events

In July 2021, the following MRBs were redeemed:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Rosewood Townhomes - Series A	July	Goose Creek, SC	100	7/1/2055	5.75%	$9,259,206
Rosewood Townhomes - Series B	July	Goose Creek, SC	100	8/1/2055	12.00%	469,781
South Pointe Apartments - Series A	July	Hanahan, SC	256	7/1/2055	5.75%	21,551,600
South Pointe Apartments - Series B	July	Hanahan, SC	256	8/1/2055	12.00%	1,099,487
						$32,380,074

The Series A MRBs were redeemed at prices that approximated 106% of the Partnership’s outstanding principal plus accrued interest and the Series B MRBs were redeemed at prices that approximated 100% of the Partnership’s outstanding principal plus accrued interest.  The Partnership will recognize approximately $1.8 million of “Contingent interest income” associated with the redemptions in the third quarter of 2021.

In July 2021, the following TOB Trust financings were collapsed and redeemed in full at prices that approximated the Partnership’s carrying value plus accrued interest. The Partnership paid a one-time fee of approximately $187,000 to terminate the TOB Trust financings.

Debt Financing	Debt Facility	Month	Paydown Applied
Rosewood Townhomes - Series A	TOB	July 2021	$7,700,000
South Pointe Apartments - Series A	TOB	July 2021	17,990,000
			$25,690,000

In July 2021, the Partnership committed to fund a GIL and property loan for the construction of an affordable multifamily property.  At closing, the Partnership advanced approximately $4.0 million with the remaining commitment to be funded as construction progresses.  The GIL and property loan share a first mortgage lien position on the property. The following table summarizes the terms of the Partnership’s GIL and property loan commitments:

Commitment	Month Acquired	Property Location	Units	Maturity Date	Variable Interest Rate		Initial Funding	Maximum Remaining Commitment
Osprey Village - GIL	July 2021	Kissimmee, FL	383	8/1/2024 (1)	SOFR + 3.07%	(2)	$2,955,303	$57,044,697
Osprey Village - Property Loan	July 2021	Kissimmee, FL	383	8/1/2024 (1)	SOFR + 3.07%	(2)	1,000,000	24,500,000
							$3,955,303	$81,544,697

(1)    The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.

(2)    The SOFR based component has a floor of 0.50%.

In July 2021, the Partnership entered into a TOB Trust financing arrangement with Mizuho to securitize the Osprey Village GIL and property loan and the Ocotillo Springs taxable MRB. The TOB Trust financing allows for additional borrowings as the Partnership makes additional advances for the related funding commitments. The following table summarizes the initial terms of the TOB Trust financing:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	OBFR Based Rates	Facility Fees	Initial Interest Rate
TOB Trust 2021-XF2939	$4,085,000	July 2024	Weekly	0.33%	1.16%	1.49%

In July 2021, the Partnership’s registration statement on Form S-4 for the offering and issuance of up to 9,450,000 of Series A-1 Preferred Units under a shelf registration process was declared effective by the SEC. Under this offering, the Partnership may issue up to 9,450,000 Series A-1 Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units.

In July 2021, the Partnership entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million.

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

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates and assumptions include those used in determining (i) the fair value of MRBs; (ii) investment impairments; (iii) impairment of real estate assets; and (iv) allowances for loan losses.

Partnership Summary

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

We have four reportable segments: (1) Mortgage Revenue Bond Investments, (2) Other Investments, (3) MF Properties, and (4) Public Housing Capital Fund Trusts. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.  See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details.

Corporate Responsibility

The Partnership is committed to corporate responsibility and the importance of developing environmental, social and governance (“ESG”) policies and practices consistent with that commitment. We believe the implementation and maintenance of such policies and practices benefit the employees that serve the Partnership, support long-term unitholder performance, and have a positive impact on society and the environment.

Environmental Responsibility

We are committed to minimizing the overall environmental impact of our operations. As only 11 employees of Greystone Manager are responsible for the Partnership’s operations, we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

Social Responsibility

Our investment activity in MRBs and GILs directly supports the construction, rehabilitation, and stabilized operation of affordable multifamily housing across the United States. Each of the Residential Properties underlying our MRB and GIL investments is required to maintain a minimum percentage of units set-aside for low-income tenants in accordance with Internal Revenue Code (“IRC”) guidelines, and the owners of the Residential Properties often agree to exceed the minimum IRC requirements. In addition, the rent charged to low-income tenants at MRB or GIL financed Residential Properties is often restricted to a certain percentage of the tenants’ income, making them more affordable. These Residential Properties provide valuable support to both low-income and market-rate tenants and create housing diversity in the geographic and social communities in which they are located.

As of June 30, 2021, the Partnership had no employees. Approximately 11 employees of Greystone Manager are responsible for the Partnership’s operations, inclusive of the Partnership’s Chief Executive Officer and Chief Financial Officer. Such employees are subject to the policies and compensation practices of Greystone. Greystone has implemented evaluation and compensation policies designed to attract, retain, and motivate employees who provide services to the Partnership to achieve superior results. Such policies are designed to balance both short-term and long-term performance of the Partnership and to reward individuals for their contributions. The Partnership also reimburses the cost of formal training for those programs that are directly related to the tasks and responsibilities of the employees related to operations of the Partnership. Greystone also supports employees with a confidential annual employee survey, Employee Assistance Program and Ethics line.

Greystone and the Partnership are committed to diversity, equity and inclusion (“DEI”). Specific DEI initiatives include formal diversity training and employee resources groups to support a diverse workforce as well as a formal DEI committee and DEI Leadership Council to lead and advise all DEI related work, events, and learning. As of June 30, 2021, 11 employees of Greystone Manager are responsible for the Partnership’s operations, inclusive of the Partnership’s Chief Executive Officer and Chief Financial Officer. Of these employees, two are women and one employee identifies as ethnically diverse.

Corporate Governance

Greystone Manager, as the general partner of the Partnership’s general partner, is committed to corporate governance that aligns with the interests of our unitholders and stakeholders. The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Greystone Manager Board of Managers meets the NASDAQ listing rules and SEC rules. All the members of the Greystone Manager Audit Committee have been determined to be independent under the applicable SEC and NASDAQ independence requirements, two of whom qualify as “audit committee financial experts.” Of the seven Managers of Greystone Manager, one Manager is female.

Recent Developments

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the six months ended June 30, 2021 and 2020:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2021
Mortgage revenue bond advances	2	$6,880	N/A	N/A	6
Governmental issuer loan advances	5	26,474	N/A	N/A	7
Land acquisition for future development	1	1,054	N/A	N/A	8
Investments in unconsolidated entities	2	11,641	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,736	N/A	$1,366	9
Property loan advances	2	1,859	N/A	N/A	10

For the Three Months Ended March 31, 2021
Mortgage revenue bond advance	1	$2,072	N/A	N/A	6
Mortgage revenue bond redemptions	2	7,385	N/A	N/A	6
Governmental issuer loan advances	6	39,068	N/A	N/A	7
Investments in unconsolidated entities	1	1,426	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,425	N/A	$702	9
Property loan advances	3	3,000	N/A	N/A	10
Taxable governmental issuer loan advance	1	1,000	N/A	N/A	12

For the Three Months Ended June 30, 2020
Mortgage revenue bond acquisitions	2	$7,475	N/A	N/A	6
Governmental issuer loan advance	1	40,000	N/A	N/A	7
Investment in an unconsolidated entity	1	893	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,762	N/A	N/A	9
Property loan advance	1	1,668	N/A	N/A	10

For the Three Months Ended March 31, 2020
Mortgage revenue bond redemption	1	$3,103	N/A	N/A	6
PHC Certificates sold	3	43,349	$34,809	N/A	N/A
Investments in unconsolidated entities	3	10,270	N/A	N/A	9

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the six months ended June 30, 2021 and 2020, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2021
Net borrowing on secured LOC	1	$6,500	Yes	N/A	15
Proceeds from TOB financings with Mizuho	5	30,983	Yes	N/A	16
Termination of unsecured operating LOC	1	-	No	N/A	14

For the Three Months Ended March 31, 2021
Net repayment on unsecured LOCs	5	$7,475	No	N/A	14
Proceeds from TOB financings with Mizuho	5	39,594	Yes	N/A	16

For the Three Months Ended June 30, 2020
Net borrowing on unsecured LOCs	1	$6,155	No	N/A	14
Proceeds from new TOB Financings with Mizuho	6	91,386	Yes	N/A	16
Repayment of Term TOB & Term A/B Financings with Deutsche Bank	6	51,714	Yes	N/A	16

For the Three Months Ended March 31, 2020
Net repayment on unsecured LOCs	1	$660	No	N/A	14
Refinancing of The 50/50 Mortgage and TIF loans	2	-	Yes	N/A	17

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

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

The property owners and property management service providers of our MRB Residential Properties provide regular updates on operations and rental collections. These parties have reported average rental collections within 30 days of billing of 93% in May 2021 and 93% in June 2021. Collections data reported by approximately two-thirds of the Residential Properties showed that July 2021 collections averaged 91%, which does not include many of the California Residential Properties that have reported collections averaging 95% to 96% during 2021. Such collection rates, plus the availability of reserves, have allowed all multifamily Residential Properties to be current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments.

Federal and state governments have instituted various relief measures intended to provide economic assistance to businesses and individuals impacted by COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES

Act, and direct stimulus payments from the United States government to individuals. We believe such relief measures have helped certain tenants to stay current on their contractual rental payments. The long-term ability of the multifamily Residential Properties to stay current on contractual debt service payments may be dependent on various future developments that are uncertain, such as vaccination efforts and efficacy, new or continuing shutdowns in local markets, changes in unemployment rates, and continuing governmental relief programs. If the Residential Properties experience a significant increase in delinquent rents in the future, our Residential Properties may be unable to make contractual principal and interest payments on our MRBs, negatively impacting our cash flows and leading to potential forbearance requests or MRB defaults. MRB defaults may cause defaults on our debt financing arrangements, triggering either a termination and repayment of the related debt or a sale of the underlying MRB. We may choose to provide support to Residential Properties through supplemental property loans to prevent such MRB defaults. We are continually monitoring rent collections and financial results of the Residential Properties for signs of stress and will proactively work with Residential Property owners that request forbearance on a case-by-case basis.

COVID-19 has had a more significant impact on Live 929 Apartments, our sole student housing MRB Residential Property. Live 929 Apartments is 59% occupied as of June 30, 2021, which is down from 71% as of March 31, 2021. Such a decline is not uncommon in the second quarter as the academic year ends. As of mid-July 2021, Live 929 Apartments is approximately 87% pre-leased for the Fall 2021 semester, which is relatively consistent with pre-COVID lease-up history. The nearby educational institution, Johns Hopkins University, has announced that it will substantially resume in-person, on-campus classes for the Fall 2021 semester. The Live 929 Apartments MRB is currently operating under a forbearance agreement related to certain debt covenants and deferral of contractual MRB principal payments through December 2021. We are actively working with the borrower on opportunities to improve operations and improve cash flows available to pay debt service.

Additionally, COVID-19 has negatively impacted the performance of the commercial property associated with the Provision Center 2014-1 MRB in the form of lower patient volume and revenues. These results, in conjunction with declines in the general creditworthiness of proton therapy centers in the United States, have resulted in the reduction of the financial performance and support of the property. The borrower of Provision Center 2014-1 MRB filed for bankruptcy protection under Chapter 11 of title 11 of the United States Code in December 2020 and is working through the bankruptcy process and is being positioned either for a refinance of current indebtedness or an outright sale. The outstanding principal balance of the Partnership’s MRB was $10.0 million as of June 30, 2021 and represents approximately 9% of the senior MRBs issued by the borrower. We continue to assess forbearance and restructuring options with the other senior bondholders.

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

Investments in unconsolidated entities

Our investments in unconsolidated entities are related to the development of market-rate multifamily properties. To date, projects under construction have not experienced any material supply chain disruptions for either construction materials or labor as a result of COVID-19, though such disruptions could occur in the future. In addition, we have noted no material construction cost overruns to date. Future increases in the spread of COVID-19 could require construction sites to close, causing potential construction delays. Despite leasing challenges from social distancing measures due to COVID-19, properties with available units have all experienced increasing occupancy in the most recent quarter. Future leasing challenges due to COVID-19 could negatively impact occupancy trends, which will negatively impact our returns and cash flows from these investments and may cause impairment losses in future periods.

MF Properties

The MF Properties are adjacent to universities and serve primarily university students. The University of Nebraska-Lincoln, which is adjacent to The 50/50 MF Property, is currently holding on-campus, in-person classes. The 50/50 MF Property has generated sufficient operating cash flows to meet all mortgage payment and operational obligations through June 30, 2021.

San Diego State University, which is adjacent to the Suites on Paseo MF Property, suspended on-campus, in-person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. San Diego State University has announced its intent to resume on-campus, in-person classes for the Fall 2021 semester. Physical occupancy at the Suites on Paseo was 78% as of June 30, 2021. We have noted a slight increase in delinquencies at the Suites on Paseo compared to historical average delinquencies. There is currently no direct debt associated with the Suites on Paseo and the property’s operating cash flows have been sufficient to meet all operational obligations through June 30, 2021.

Future shutdowns due to COVID-19 could put further stress on occupancy and delinquencies at our MF Properties. In such a scenario, we will continue to enforce the terms of our lease contracts with tenants, including co-signor guarantees, and will work with tenants experiencing financial difficulties on a case-by-case basis.

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

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$11,034	$10,247	$787	7.7%	$21,829	$20,453	$1,376	6.7%
Interest expense	5,036	4,597	439	9.5%	9,980	10,096	(116)	-1.1%
Segment net income	1,291	2,301	(1,010)	-43.9%	3,840	2,742	1,098	40.0%

Comparison of the three months ended June 30, 2021 and 2020

Total revenue increased for the three months ended June 30, 2021 as compared to the same period in 2020 due primarily to an increase in interest income of approximately $904,000 from our various GIL investments beginning in June 2020.

Interest expense increased for the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to:

•	The execution of the Secured Notes in September 2020;
•	An increase in the average outstanding principal related to the TOB financings;
•

Offset by generally lower SIFMA index rates during the three months ended June 30, 2021 resulting in lower interest expense on our variable rate debt financings. The SIFMA index averaged 0.05% and 1.00 % during the three months ended June 2021 and 2020, respectively. See tables below for additional information regarding the impact of rate changes on the Partnership’s variable rate debt financings;

•

The termination of five fixed rate Term A/B financings with interest rates of approximately 4.50% that were replaced by five new TOB financings with an initial variable interest rate of approximately 2.09% in April 2020; and

•	Approximately $285,000 of deferred financing costs that were written off during the three months ended June 30, 2020 with the termination of the Deutsche Bank Term A/B trust financings in April 2020.

Segment net income for the three months ended June 30, 2021 decreased as compared to the same period in 2020 due to:

•	The changes in total revenue and total interest expense detailed in the tables below;
•	An increase in the provision for credit loss of approximately $435,000 related to the Provision Center 2014-1 MRB;
•	A provision for loan loss of approximately $330,000 related to the Live 929 Apartments MRB for the three months ended June 30, 2021; and

•

An increase in general and administrative expenses due to an increase of approximately $271,000 related to salaries and benefits, approximately $248,000 related to consulting fees, and approximately $121,000 related to administration fees paid to AFCA2 due to an increase in assets under management by the Partnership.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended June 30, 2021 and 2020. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$666,383	$9,740	5.8%	$672,432	$9,957	5.9%
Governmental issuer loans	116,082	974	3.4%	8,767	70	3.2%
Property loans	16,303	239	5.9%	8,416	162	7.7%
Other investments	2,705	57	8.4%	1,720	45	10.5%
Total interest-earning assets	$801,473	$11,010	5.5%	$691,335	$10,234	5.9%
Non-investment income		24			13
Total revenues		$11,034			$10,247

Interest-bearing liabilities:
Unsecured lines of credit	$-	$25	N/A	$14,079	$110	3.1%
Fixed TEBS financing	287,192	2,783	3.9%	290,534	2,813	3.9%
Variable TEBS financing	77,811	281	1.4%	79,069	366	1.9%
Variable Secured Notes (1)	103,307	588	2.3%	-	-	N/A
Fixed Term A/B & TOB financing	13,002	115	3.5%	26,025	329	5.1%
Variable TOB financing	247,642	1,011	1.6%	118,459	641	2.2%
Amortization of deferred finance costs	N/A	224	N/A	N/A	432	N/A
Derivative fair value adjustments	N/A	9	N/A	N/A	(94)	N/A
Total interest-bearing liabilities	$728,954	$5,036	2.8%	$528,166	$4,597	3.5%
Net interest income/spread (2)		$5,974	3.0%		$5,637	3.3%

(1)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)

Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended June 30, 2021 and 2020, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended June 30, 2021 vs. 2020
	Total Change		Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(217)		$(90)	$(127)
Governmental issuer loans	904		857	47
Property loans	77		152	(75)
Other investments	12		26	(14)
Total interest-earning assets	$776		$945	$(169)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(85)		$(85)	$-
Fixed TEBS financing	(30)		(32)	2
Variable TEBS financing	(85)		(6)	(79)
Variable Secured Notes (1)	588		588	-
Fixed Term A/B & TOB financing	(214)		(165)	(49)
Variable TOB financing	370		699	(329)
Amortization of deferred finance costs	(208)	(2)	N/A	(208)
Derivative fair value adjustments	103		N/A	103
Total interest-bearing liabilities	$439		$999	$(560)
Net interest income	$337		$(54)	$391

(1)	Interest expense is reported net of income/loss on our two total return swaps.
(2)	Due primarily to approximately $285,000 of deferred finance costs written off with the termination of the Deutsche Bank Term A/B trust financings in April 2020.

Comparison of the six months ended June 30, 2021 and 2020

Total revenue increased for the six months ended June 30, 2021 as compared to the same period in 2020 due primarily to an increase in interest income of approximately $1.6 million from our various GIL investments beginning in June 2020. This was partially offset by a decrease of interest income of approximately $300,000 related to the Provision Center 2014-1 MRB which is on non-accrual status in 2021.

Interest expense decreased slightly for the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to the following various offsetting activities:

•

Generally lower SIFMA index rates during the six months ended June 30, 2021 resulted in lower interest expense on our variable rate debt financings. The SIFMA index averaged 0.05% and 1.01% during the six months ended June 2021 and 2020, respectively. See tables below for additional information regarding the impact of rate changes on the Partnership’s variable rate debt financings;

•

The termination of five fixed rate Term A/B financings with interest rates of approximately 4.50% that were replaced by five new TOB financings with an initial variable interest rate of approximately 2.09% in April 2020;

•

Approximately $454,000 of additional interest expense and approximately $285,000 of deferred financing costs that were written off during the six months ended June 30, 2020 with the termination of the Deutsche Bank Term A/B trust financings in April 2020;

•	Offset by the increase in the average outstanding principal on the TOB financings and the execution of the Secured Notes in September 2020.

Segment net income for the six months ended June 30, 2021 increased as compared to the same period in 2020 due to:

•	The changes in total revenue and total interest expense detailed in the tables below;
•	A decrease in the provision for credit loss of approximately $922,000 related to the Provision Center 2014-1 MRB;

•	A provision for loan loss of approximately $330,000 related to the Live 929 Apartments MRB for the six months ended June 30, 2021; and
•

An increase in general and administrative expenses due to an increase of approximately $705,000 related to salaries and benefits and approximately $222,000 related to administration fees paid to AFCA2 due to an increase in assets under management by the Partnership.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the six months ended June 30, 2021 and 2020. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$667,775	$19,491	5.8%	$672,756	$19,947	5.9%
Governmental issuer loans	102,968	1,713	3.3%	4,384	70	3.2%
Property loans	15,996	466	5.8%	8,237	318	7.7%
Other investments	2,278	111	9.7%	1,722	91	10.6%
Total interest-earning assets	$789,017	$21,781	5.5%	$687,099	$20,426	5.9%
Non-investment income		48			27
Total revenues		$21,829			$20,453

Interest-bearing liabilities:
Unsecured lines of credit	$6,353	$102	3.2%	$13,702	$259	3.8%
Fixed TEBS financing	287,598	5,573	3.9%	290,917	5,636	3.9%
Variable TEBS financing	77,965	560	1.4%	79,215	991	2.5%
Variable Secured Notes (1)	103,352	1,171	2.3%	-	-	N/A
Fixed Term A/B & TOB financing	13,013	230	3.5%	42,703	1,439	6.7%	(2)
Variable TOB financing	230,721	1,912	1.7%	96,833	1,215	2.5%
Amortization of deferred finance costs	N/A	430	N/A	N/A	675	N/A
Derivative fair value adjustments	N/A	2	N/A	N/A	(119)	N/A
Total interest-bearing liabilities	$719,002	$9,980	2.8%	$523,370	$10,096	3.9%
Net interest income/spread (3)		$11,801	3.0%		$10,330	3.0%
(1)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)	The increase in average rate was due primarily to approximately $454,000 of additional interest expense related to the termination of the Deutsche Bank Term A/B trust financings in April 2020.
(3)

Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the six months ended June 30, 2021 and 2020, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Six Months Ended June 30, 2021 vs. 2020
	Total Change		Average Volume $ Change		Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(456)		$(148)		$(308)
Governmental issuer loans	1,643		1,574		69
Property loans	148		300		(152)
Other investments	20		29		(9)
Total interest-earning assets	$1,355		$1,755		$(400)

Interest-bearing liabilities:
Unsecured & secured lines of credit	$(157)		$(139)		$(18)
Fixed TEBS financing	(63)		(64)		1
Variable TEBS financing	(431)		(16)		(415)
Variable Secured Notes (1)	1,171		1,171		-
Fixed Term A/B & TOB financing	(1,209)		(1,000)	(2)	(209)
Variable TOB financing	697		1,680	(2)	(983)
Amortization of deferred finance costs	(245)	(3)	N/A		(245)
Derivative fair value adjustments	121		N/A		121
Total interest-bearing liabilities	$(116)		$1,632		$(1,748)
Net interest income	$1,471		$123		$1,348
(1)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)	We terminated all Fixed Term A/B & TOB financings with Deutsche Bank in April 2020 and subsequently closed new variable TOB financings with Mizuho.
(3)	Due primarily to approximately $285,000 of deferred finance costs written off with the termination of the Deutsche Bank Term A/B trust financings in April 2020.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain market-rate multifamily properties and issues property loans due from other multifamily properties. The Other Investments segment also includes the consolidated assets of Vantage at Hutto and Vantage at Fair Oaks.

The following table compares operating results for the Other Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other Investments
Total revenues	$3,584	$2,374	$1,210	51.0%	$5,482	$3,778	$1,704	45.1%
Interest expense	40	-	40	N/A	40	-	40	N/A
Gain on sale of investments in unconsolidated entities	5,463	-	5,463	N/A	8,273	-	8,273	N/A
Segment net income	9,004	2,372	6,632	279.6%	13,711	3,776	9,935	263.1%

Comparison of the three months ended June 30, 2021 and 2020

The increase in total revenues for the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to the following:

•	An increase of approximately $2.4 million of additional investment income recognized upon the sale of Vantage at Powdersville in May 2021;
•	Offset by approximately $931,000 of additional investment income recognized upon the sale of Vantage at Waco in June 2020; and
•	A net decrease of $219,000 in recurring investment income due to having reached the maximum guaranteed preferred returns on certain investments.

The gain on sale of investments in unconsolidated entities is related to the sale of the Vantage at Powdersville property in May 2021.

The change in segment net income for the three months ended June 30, 2021 as compared to the same period in 2020 was due to the change in total revenues and gain on sale of an unconsolidated entity discussed above.

Comparison of the six months ended June 30, 2021 and 2020

The increase in total revenues for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to the following:

•	An increase of approximately $2.4 million of additional investment income recognized upon the sale of Vantage at Powdersville in May 2021;
•	An increase of approximately $862,000 of additional investment income recognized upon the sale of Vantage at Germantown in March 2021;
•	Offset by approximately $931,000 of additional investment income recognized upon the sale of Vantage at Waco in June 2020; and
•	A net decrease of approximately $575,000 in recurring investment income due to having reached the maximum guaranteed preferred returns on certain investments.

The gain on sale of investments in unconsolidated entities is related to the sale of the Vantage and Germantown property in March 2021 for approximately $2.8 million and the sale of the Vantage at Powdersville property in May 2021 for approximately $5.5 million.

The change in segment net income for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the change in total revenues and gain on sale of an unconsolidated entity discussed above.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management. As of June 30, 2021 and 2020, the Partnership and its consolidated subsidiaries owned two MF Properties which contained a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
MF Properties
Total revenues	$1,788	$1,857	$(69)	-3.7%	$3,483	$3,809	$(326)	-8.6%
Interest expense	282	292	(10)	-3.4%	564	614	(50)	-8.1%
Segment net loss	(30)	(86)	56	65.1%	(293)	(338)	45	13.3%

Comparison of the three months ended June 30, 2021 and 2020

Total revenues, interest expense and segment net loss were relatively consistent for the three months ended June 30, 2021 as compared to the same period in 2020. The University of Nebraska-Lincoln and San Diego State University have each announced the intent to hold on-campus, in-person classes for the Fall 2021 semester. Fall 2021 pre-lease activity for both MF Properties is relatively consistent with pre-COVID lease-up history.

Comparison of the six months ended June 30, 2021 and 2020

The decrease in total revenues for the six months ended June 30, 2021 as compared to the same period in 2020 is due to lower average occupancy at both The 50/50 and the Suites on Paseo primarily due to effects of COVID-19, which became widespread beginning in March 2020. The University of Nebraska-Lincoln and San Diego State University have each announced the intent to hold on-campus, in-person classes for the Fall 2021 semester. Fall 2021 pre-lease activity for both MF Properties is relatively consistent with pre-COVID lease-up history.

The decrease in interest expense for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020 and slightly lower average outstanding principal balances.

The decrease in segment net loss for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the changes in total revenues and interest expense described above and approximately $261,000 of net savings from closure of the bistro at the Suites on Paseo in 2020.

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

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$-	$-	$-	-100.0%	$-	$174	$(174)	-100.0%
Interest expense	-	-	-	-100.0%	-	198	(198)	-100.0%
Segment net income	-	-	-	-100.0%	-	1,391	(1,391)	-100.0%

Comparison of the three and six months ended June 30, 2021 and 2020

There were no reported operations for the three and six months ended June 30, 2021 due to the sale of the PHC Certificates in January 2020 and the collapse and payment in full of all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

Discussion of Occupancy at Investment-Related Properties

The following tables outline information regarding the Residential Properties for which we hold MRBs as investments. The tables also contain information about the MF Properties and properties associated with our investments in unconsolidated entities. The narrative discussion that follows provides a brief operating analysis of each category as of and for the six months ended June 30, 2021 and 2020.

Non-Consolidated Residential Properties - Stabilized

The owners of the following Residential Properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) as of June 30, 2021. Debt service on our MRBs for the non-consolidated stabilized properties was current as of June 30, 2021.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2021	2021	2020	2021	2020
Non-Consolidated Properties-Stabilized (3)
Courtyard	CA	108	99%	98%	92%	94%
Glenview Apartments	CA	88	97%	99%	96%	93%
Harden Ranch	CA	100	99%	97%	97%	95%
Harmony Court Bakersfield	CA	96	98%	100%	89%	95%
Harmony Terrace	CA	136	99%	98%	117%	126%
Las Palmas II	CA	81	100%	100%	98%	98%
Montclair Apartments	CA	80	99%	99%	95%	102%
Montecito at Williams Ranch Apartments	CA	132	98%	98%	101%	108%
Montevista	CA	82	95%	98%	110%	112%
San Vicente	CA	50	100%	98%	93%	101%
Santa Fe Apartments	CA	89	99%	99%	92%	95%
Seasons at Simi Valley	CA	69	97%	100%	110%	118%
Seasons Lakewood	CA	85	100%	99%	101%	105%
Seasons San Juan Capistrano	CA	112	100%	94%	97%	101%
Solano Vista	CA	96	98%	98%	98%	99%
Summerhill	CA	128	97%	97%	89%	99%
Sycamore Walk	CA	112	98%	100%	90%	90%
The Village at Madera	CA	75	100%	97%	99%	98%
Tyler Park Townhomes	CA	88	95%	99%	97%	97%
Vineyard Gardens	CA	62	100%	100%	95%	102%
Westside Village Market	CA	81	96%	100%	94%	98%
Brookstone (5)	IL	168	96%	93%	100%	101%
Copper Gate Apartments	IN	129	97%	98%	94%	95%
Renaissance	LA	208	94%	93%	92%	89%
Live 929 Apartments	MD	560	59%	81%	72%	91%
Woodlynn Village	MN	59	98%	100%	97%	99%
Gateway Village	NC	64	97%	100%	98%	92%
Greens Property	NC	168	97%	98%	92%	92%
Lynnhaven Apartments	NC	75	89%	97%	87%	91%
Silver Moon	NM	151	95%	90%	96%	91%
Village at Avalon	NM	240	99%	100%	98%	97%
Ohio Properties (4)	OH	362	97%	96%	92%	95%
Bridle Ridge	SC	152	98%	98%	88%	96%
Columbia Gardens (5)	SC	188	95%	89%	94%	89%
Companion at Thornhill Apartments	SC	179	99%	98%	88%	90%
Cross Creek	SC	144	98%	99%	91%	92%
Rosewood Townhomes	SC	100	96%	94%	90%	91%
South Pointe Apartments	SC	256	96%	98%	90%	96%
The Palms at Premier Park Apartments	SC	240	100%	99%	92%	92%
Village at River's Edge	SC	124	99%	88%	104%	97%
Willow Run	SC	200	92%	89%	95%	85%
Arbors at Hickory Ridge	TN	348	93%	93%	85%	82%
Avistar at Copperfield	TX	192	92%	97%	82%	86%
Avistar at the Crest	TX	200	100%	99%	77%	84%
Avistar at the Oaks	TX	156	99%	98%	88%	88%
Avistar at the Parkway	TX	236	93%	95%	82%	83%
Avistar at Wilcrest	TX	88	82%	95%	71%	81%
Avistar at Wood Hollow	TX	409	88%	97%	84%	93%
Avistar in 09	TX	133	97%	100%	88%	93%
Avistar on the Boulevard	TX	344	96%	95%	80%	80%
Avistar on the Hills	TX	129	94%	95%	85%	86%
Bruton Apartments	TX	264	89%	90%	73%	81%
Concord at Gulfgate	TX	288	91%	92%	80%	85%
Concord at Little York	TX	276	83%	89%	78%	84%
Concord at Williamcrest	TX	288	95%	97%	87%	90%
Crossing at 1415	TX	112	96%	96%	86%	89%
Decatur Angle	TX	302	84%	90%	74%	77%
Esperanza at Palo Alto	TX	322	93%	91%	88%	81%
Heights at 515	TX	96	97%	98%	90%	90%
Heritage Square	TX	204	97%	91%	75%	75%
Oaks at Georgetown	TX	192	97%	97%	93%	91%
Runnymede	TX	252	100%	100%	95%	92%
Southpark	TX	192	98%	99%	95%	94%
15 West Apartments	WA	120	98%	100%	99%	98%
		10,860	93%	95%	88%	91%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.

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

(4)	The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.
(5)	The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of March 31, 2021.

Physical and economic occupancy as of and for the six months ended June 30, 2021 were slightly lower compared with the same period in 2020 due primarily to Live 929 Apartments and our Residential Properties located in Texas.

Despite the economic impacts of the COVID-19 pandemic, at this time we have not seen significant declines in physical and economic occupancy for the MRB portfolio on average. We believe this is largely due to government relief programs that aid individuals, including affordable housing tenants, that have experienced economic hardship as a result of COVID-19. If COVID-19 continues to negatively impact the U.S. economy and such government relief programs are discontinued or curtailed, we anticipate there will be a negative impact on economic occupancy and physical occupancy in the future. Live 929 Apartments has seen significant decline in occupancy which is due to the property being primarily student housing, which has been more significantly impacted by COVID-19 than affordable multifamily properties. The nearby educational institution, Johns Hopkins University, has announced that it will substantially resume in-person, on-campus classes for the Fall 2021 semester which is expected to favorably impact occupancy at Live 929 Apartments. As of mid-July 2021, Live 929 Apartments is approximately 87% pre-leased for the Fall 2021 semester, which is relatively consistent with pre-COVID lease-up history.

Non-Consolidated Residential Properties - Not Stabilized

The owners of the following Residential Properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of June 30, 2021, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of June 30, 2021, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2021	2021	2020	2021	2020
Non-Consolidated Properties-Non Stabilized (3)
Ocotillo Springs (4)	CA	75	n/a	n/a	n/a	n/a
Hope on Avalon (4)	CA	88	n/a	n/a	n/a	n/a
Hope on Broadway (4)	CA	49	n/a	n/a	n/a	n/a
Centennial Crossings (4)	CO	209	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (4)	MN	228	n/a	n/a	n/a	n/a
Legacy Commons at Signal Hills (4)	MN	247	n/a	n/a	n/a	n/a
Hilltop at Signal Hills (4)	MN	146	n/a	n/a	n/a	n/a
Jackson Manor Apartments (4)	MS	60	n/a	n/a	n/a	n/a
Scharbauer Flats Apartments (4)	TX	300	n/a	n/a	n/a	n/a
		1,402	n/a	n/a	n/a	n/a

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Physical and economic occupancy information is not available for the six months ended June 30, 2021 and 2020 as the property is under construction or rehabilitation.

As of June 30, 2021, the Partnership had nine properties that had not stabilized as the properties were still under construction or rehabilitation.

MF Properties

As of June 30, 2021, we owned two MF Properties. We report the assets, liabilities, and results of operations of these properties on a consolidated basis.  Both MF Properties are considered stabilized. The 50/50 MF property is encumbered by mortgage loans with an aggregate principal balance of approximately $25.5 million as of June 30, 2021.  Debt service on our mortgage payables was current as of June 30, 2021.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2021	2021	2020	2021	2020
MF Properties
Suites on Paseo	CA	384	78%	80%	72%	76%
The 50/50 Property	NE	475	90%	96%	87%	91%
		859	85%	89%	79%	88%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

The physical occupancy and economic occupancy as of and for the six months ended June 30, 2021 decreased as compared to the same period in 2020 due to a decrease in overall occupancy at both MF Properties primarily due to the effects of COVID-19. Fall 2021 pre-lease activity for both MF Properties is relatively consistent with pre-COVID lease-up history.

The COVID-19 pandemic and the related impact to universities adjacent to our MF Properties may have a negative impact on economic occupancy and physical occupancy in the future. The University of Nebraska-Lincoln is currently holding on-campus, in-person learning for the Fall 2021 term and residence halls are open. San Diego State University suspended on-campus, in-person classes for the Spring 2021 semester due to COVID-19 concerns but has announced its intent to resume on-campus, in-person classes for the Fall 2021 semester. If the spread of COVID-19 continues, we may experience further declines in occupancy and collections related to our MF Properties.

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

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,
Property Name	State	2021	2021	2020
Vantage at Germantown (2)	TN	n/a	n/a	72%
Vantage at Powdersville (2)	SC	n/a	n/a	53%
Vantage at Stone Creek	NE	294	79%	66%
Vantage at Bulverde	TX	288	99%	65%
Vantage at Murfreesboro	TN	288	94%	31%
Vantage at Coventry	NE	294	76%	13%
Vantage at Conroe (3)	TX	288	66%	n/a
Vantage at O'Connor (3)	TX	288	70%	n/a
Vantage at Westover Hills (3)	TX	288	69%	n/a
Vantage at Tomball (4)	TX	288	n/a	n/a
Vantage at Hutto (4) (5)	TX	288	n/a	n/a
Vantage at San Marcos (4)	TX	288	n/a	n/a
Vantage at Loveland (4)	CO	288	n/a	n/a
Vantage at Helotes (4)	TX	288	n/a	n/a
Vantage at Fair Oaks (4) (5)	TX	288	n/a	n/a
		3,756

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)	June 2021 information is not available as the properties have been sold.
(3)	June 2020 information is not available as the properties were under construction.
(4)	June 2021 and 2020 information is not available as the properties are either currently under construction or not yet begun construction.
(5)	The property is reported as a consolidated VIE as of June 30, 2021 (Note 5)

The Vantage Properties at Tomball, Loveland and Helotes are currently under construction and have not commenced leasing activities. The land for the Vantage Properties at Hutto, San Marcos and Fair Oaks have been purchased, but construction activities have not yet begun. We expect construction to begin later in 2021. All other properties are currently in the lease-up phase and have achieved increased occupancy in the second quarter of 2021. If there is a resurgence of COVID-19 and related shutdowns and social distancing measures, leasing activities at properties with available units may face lease-up challenges.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table compares our revenue and other income for the periods indicated (dollar amounts in in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues and Other Income:
Investment income	$14,298	$12,401	$1,897	15.3%	$26,686	$23,946	$2,740	11.4%
Property revenues	1,788	1,857	(69)	-3.7%	3,483	3,809	(326)	-8.6%
Contingent interest income	-	-	-	-100.0%	-	12	(12)	-100.0%
Other interest income	321	220	101	45.9%	625	448	177	39.5%
Gain on sale of securities	-	-	-	N/A	-	1,416	(1,416)	-100.0%
Gain on sale of investments in unconsolidated entities	5,463	-	5,463	N/A	8,273	-	8,273	N/A
Total Revenues and Other Income	$21,870	$14,478	$7,392	51.1%	$39,067	$29,631	$9,436	31.8%

Discussion of the Total Revenues and Other Income for the Three Months Ended June 30, 2021 and 2020

Investment income. The increase in investment income for the three months ended June 30, 2021 as compared to the same period in 2020 was due to the following factors:

•

An increase of approximately $1.2 million of investment income related to investments in unconsolidated entities. We recognized approximately $2.4 million of additional investment income upon the sale of Vantage at Powdersville in May 2021 offset by a decrease of $931,000 of investment income recognized upon the sale of Vantage at Waco in June 2020 and a net decrease of $219,000 in recurring investment income due to having reached the maximum guaranteed preferred returns on certain investments;

•	An increase of approximately $904,000 of investment income related to our GIL investments; and
•

A decrease of approximately $217,000 due to changes in the average volume and interest rates of our MRB investments. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2.

Property revenues.  Property revenues were consistent for the three months ended June 30, 2021 as compared to the same period in 2020. The University of Nebraska-Lincoln and San Diego State University have each announced the intent to hold on-campus, in-person classes for the Fall 2021 semester. Fall 2021 pre-lease activity for both MF Properties is relatively consistent with pre-COVID lease-up history.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The increase in other interest income is primarily due to interest on approximately $9.9 million of property loan advances made during the six months ended June 30, 2021 and throughout 2020.

Gain on sale of investment in an unconsolidated entity.  The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2021 relates to the sale of Vantage at Powdersville in May 2021. There was no gain on sale of investments in unconsolidated entities reported for the three months ended June 30, 2020.

Discussion of the Total Revenues and Other Income for the Six Months Ended June 30, 2021 and 2020

Investment income. The increase in investment income for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the following factors:

•

An increase of approximately $1.7 million of investment income related to investments in unconsolidated entities. We recognized additional investment income of approximately $862,000 and $2.4 million upon the sales of Vantage at Germantown in March 2021 and Vantage at Powdersville in May 2021. This was offset by a decrease of $931,000 of investment income recognized upon the sale of Vantage at Waco in June 2020 and a net decrease of $575,000 in recurring investment income due to having reached the maximum guaranteed preferred returns on certain investments;

•	An increase of approximately $1.6 million of investment income related to our GIL investments;
•

A decrease of approximately $456,000 due to changes in the average volume and interest rates of our MRB investments. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•	A decrease of approximately $162,000 of investment income related to the PHC Certificates that were sold in January 2020.

Property revenues.  The decrease in property revenues for the six months ended June 30, 2021 as compared to the same period in 2020 was due primarily to lower occupancy at The 50/50 and the Suites on Paseo MF Properties due to the effects of COVID-19, which became widespread beginning in March 2020. The University of Nebraska-Lincoln and San Diego State University have each announced the intent to hold on-campus, in-person classes for the Fall 2021 semester. Fall 2021 pre-lease activity for both MF Properties is relatively consistent with pre-COVID lease-up history.

Contingent interest income. There was minimal contingent interest income recognized for the six months ended June 30, 2021 and 2020.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The increase in in other interest income is primarily due to interest on approximately $9.9 million of property loan advances made during the six months ended June 30, 2021 and throughout 2020.

Gain on sale of securities. There was no gain on sale of securities for the six months ended June 30, 2021. The gain on sale of securities for the six months ended 2020 related to the sale of the PHC Certificates in January 2020.

Gain on sale of investment in an unconsolidated entity.  The gain on sale of investments in unconsolidated entities for the six months ended 2021 relates to approximately $2.8 million recognized for the sale of Vantage at Germantown in March 2021 and approximately $5.5 million recognized for the sale of the Sale of Vantage at Powdersville in May 2021. There was no gain on sale of investments in unconsolidated entities reported for the six months ended June 30, 2020.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$761	$855	$(94)	-11.0%	$1,768	$2,030	$(262)	-12.9%
Provision for credit loss	900	465	435	N/A	900	1,822	(922)	-50.6%
Provision for loan loss	330	-	330	N/A	330	-	330	N/A
Impairment charge on real estate assets	-	25	(25)	-100.0%	-	25	(25)	-100.0%
Depreciation and amortization	685	712	(27)	-3.8%	1,368	1,422	(54)	-3.8%
Interest expense	5,358	4,889	469	9.6%	10,585	10,907	(322)	-3.0%
General and administrative	3,464	2,846	618	21.7%	6,750	5,745	1,005	17.5%
Total Expenses	$11,498	$9,792	$1,706	17.4%	$21,701	$21,951	$(250)	-1.1%

Discussion of the Total Expenses for the Three Months Ended June 30, 2021 and 2020

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased slightly for the three months ended June 30, 2021 as compared to the same period in 2020 due to the closure of the bistro at the Suites on Paseo beginning in Fall 2020.

Provision for credit loss. The provisions for credit losses for the three months ended June 30, 2021 and 2020 are related to the other-than-temporary impairment of the Provision Center 2014-1 MRB.

Provision for loan loss. The provision for loan loss for the three months ended June 30, 2021 is related to the loan loss allowance established for the Live 929 Apartments property loan. There was no provision for loan loss recognized for the three months ended June 30, 2020.

Impairment charge on real estate assets. There was no impairment charge recognized for the three months ended June 30, 2021. The impairment charge for the three months ended June 30, 2020 related to the land held for development in Gardner, KS.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the three months ended June 30, 2021 as compared to the same period in 2020 was due primarily to a decrease in depreciation expense at the Suites of Paseo MF Property due to real estate assets that became fully depreciated in 2020.

Interest expense. The increase in interest expense for the three months ended June 30, 2021 as compared to the same period in 2020 was due to the following factors:

•	An increase of approximately $1.5 million due to higher average principal outstanding;

•	An increase of approximately $103,000 related to fair value adjustments to interest rate derivatives, net of cash paid;
•

A decrease of approximately $988,000 due to a decrease in effective interest rates of the debt financing portfolio as a result of recent refinancing activities and generally lower market interest rates; and

•	A decrease of approximately $184,000 in amortization of deferred financing costs.

General and administrative expenses.  The increase in general and administrative expenses for the three months ended June 30, 2021 as compared to the same period in 2020 was due to an increase of approximately $271,000 related to salaries and benefits, approximately $248,000 related to consulting fees, and approximately $121,000 related to administration fees paid to AFCA2 due to an increase in assets under management by the Partnership.

Discussion of the Total Expenses for the Six Months Ended June 30, 2021 and 2020

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased for the six months ended June 30, 2021 as compared to the same period in 2020 due to the closure of the bistro at the Suites on Paseo beginning in Fall 2020.

Provision for credit loss. The provisions for credit losses for the six months ended June 30, 2021 and 2020 are related to the other-than-temporary impairment of the Provision Center 2014-1 MRB.

Provision for loan loss. The provision for loan loss for the six months ended June 30, 2021 is related to the loan loss allowance established for the Live 929 Apartments property loan. There was no provision for loan loss recognized for the six months ended June 30, 2020.

Impairment charge on real estate assets. There was no impairment charge recognized for the six months ended June 30, 2021. The impairment charge for the six months ended June 30, 2020 related to the land held for development in Gardner, KS.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the six months ended June 30, 2021 as compared to the same period in 2020 was due primarily to a decrease in depreciation expense at the Suites of Paseo MF Property due to real estate assets that became fully depreciated in 2020.

Interest expense. The decrease in interest expense for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the following factors:

•

A decrease of approximately $3.2 million due to a decrease in effective interest rates of the debt financing portfolio as a result of recent refinancing activities and generally lower market interest rates;

•	A decrease of approximately $337,000 in amortization of deferred financing costs;
•	An increase of approximately $3.1 million due to higher average principal outstanding; and
•	An increase of approximately $121,000 related to fair value adjustments to interest rate derivatives, net of cash paid.

General and administrative expenses.  The increase in general and administrative expenses for the six months ended June 30, 2021 as compared to the same period in 2020 was due to an increase of approximately $705,000 related to salaries and benefits and approximately $222,000 related to administration fees paid to AFCA2 due to an increase in assets under management by the Partnership.

Discussion of the Income Tax Expense for the Three and Six Months Ended June 30, 2021 and 2020

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. The Greens Hold Co reported income tax expense of approximately $108,000 for the three and six months ended June 30, 2021, respectively, as compared to income tax expense of approximately $98,000 and $109,000 for the three and six months ended June 30, 2020, respectively.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to the COVID-19 pandemic. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results.

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments, debt service (principal and interest payments) on our debt financings, the potential exercise of redemption rights by the holders of the Series A Preferred Units, and distribution payments. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and MF Properties, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional Beneficial Unit Certificates (“BUCs”), Series A Preferred Units or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable, the potential exercise of redemption rights by the holders of the Series A Preferred Units, and additional investments in MRBs, GILs, property loans and unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs and GILs, and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional Beneficial Unit Certificates (“BUCs”), Series A Preferred Units or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Unrestricted cash on hand;
•	Operating cash flows from investments in MRBs, GILs and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Unsecured line of credit;
•	Secured line of credit;
•	Proceeds from our total return swap transactions associated with our Secured Notes;
•	Proceeds from obtaining additional debt;
•	Issuances of BUCs, Series A Preferred Units or other series of limited partnership interests; and
•	Proceeds from the sale of assets.

Unrestricted Cash on Hand

As of June 30, 2021, the Partnership had unrestricted cash on hand of approximately $52.0 million. The Partnership is required to keep a minimum of $5.0 million of unrestricted cash on hand under the terms of certain guaranty obligations. There are no other contractual restrictions of the Partnership’s ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular interest payments received on our MRBs, GILs and property loans that provide consistent cash receipts throughout the year. All MRBs and GILs are current on contractual debt service payments as of June 30, 2021, except for the Provision Center 2014-1 MRB. Receipts, net of interest expense on related debt financings and lines of credit balances, are available for general use by the Partnership. The Partnership also receives distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

Receipt of cash from our investments in MRBs and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from GILs and certain property loans is dependent on the availability of interest reserves and the execution of certain equity commitments by the owners of the underlying properties.

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating expenses and mortgage debt service payments, are unrestricted for use by the Partnership. The MF properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. The Suites on Paseo MF Property is experiencing a lower than historical occupancy because of COVID-19. There are currently no direct mortgage obligations of the Suites on Paseo MF Property and the property’s operating cash flows have been sufficient to meet all operational obligations through June 30, 2021. However, excess net cash flows from operations could be limited in the future if lower occupancy is sustained.

Unsecured Line of Credit

We maintain an unsecured non-operating line of credit (“non-operating LOC”) with a financial institution of up to $50.0 million. Our unsecured non-operating LOC may be used for the purchase of multifamily real estate, MRBs and taxable MRBs. Advances on the unsecured non-operating LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The unsecured non-operating LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of June 30, 2021. There was no outstanding balance on the non-operating LOC as and we have approximately $50.0 million available as of June 30, 2021. The unsecured non-operating LOC has a maturity date of June 2022.

We previously maintained an unsecured operating line of credit with a financial institution for up to $10.0 million. We agreed to terminate the $10 million operating LOC as the lender agreed to provide a commitment of up to $10.0 million on the secured LOC discussed below. The previous unsecured operating line of credit required us to reduce the outstanding principal balance on the operating LOC to zero for fifteen consecutive days during each calendar quarter. There is no such restriction on the replacement $10.0 million on the secured LOC, which gives us greater flexibility to manage our liquidity.

Secured Line of Credit

In June 2021, we executed a new secured line of credit (“secured LOC”) with two financial institutions of up to $40.0 million. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of the Partnership’s capital contributions to equity investments, subject to certain restrictions. The secured LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which the Partnership must maintain a balance of not less than $5.0 million. The Partnership is subject to various affirmative and negative covenants that, among others, require the Partnership to maintain a minimum liquidity of not less than $5.0 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify the Administrative Agent if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of June 30, 2021.

The proceeds of the secured LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. The balance of the secured LOC was $6.5 million with the ability to draw an additional $33.5 million as of June 30, 2021. The secured LOC has a maturity date of June 2023, with options to extend for up to two additional years.

Proceeds from our Total Return Swap Transactions

We have issued Secured Notes to Mizuho totaling $103.5 million. Concurrent with the issuance of the Secured Notes, we entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes. The combined notional amount of the total return swaps is $103.3 million, which is the same as the outstanding principal balance of the Secured Notes.

The first total return swap has a notional amount of $39.8 million as of June 30, 2021. Our interest rate on the notional amount is equal to 3-month LIBOR plus 3.75%, with an interest rate floor of 4.25%. We are required to maintain cash collateral with Mizuho equal to 35% of the notional amount, which was approximately $14.0 million as of June 30, 2021. The remaining $26.0 million was received as cash proceeds during 2020.

The second total return swap has a notional amount of $63.5 million as of June 30, 2021. The Partnership’s interest rate on the notional amount is equal to 3-month LIBOR plus 0.50%, with an interest rate floor of 1.00%. We are required to maintain cash collateral with Mizuho equal to 100% of the notional amount as of June 30, 2021. Through March 2022, we have the option to reallocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million. Upon such a reallocation, cash equal to 35% of the notional amount reallocated will be posted as collateral for the first total return swap and 65% of the notional amount reallocated will be advanced as net proceeds for our general use. As of June 30, 2021, we have the option to reallocate up to $63.5 million of notional amount, which if fully reallocated will generate additional net cash proceeds of approximately $41.3 million for our general use.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, secured LOC, or non-operating LOC. The Partnership may obtain leverage for these investments by posting the investments as security. As of June 30, 2021, the Partnership’s primary unleveraged assets were certain MRBs with outstanding principal totaling approximately $20.9 million. Of these MRBs, approximately $10.0 million is principal outstanding on the Provision Center 2014-1 MRB, for which the borrower has declared Chapter 11 bankruptcy, and which could limit our ability to obtain leverage related to this MRB.

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

In July 2021, the Partnership entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” We will continue to assess if and when to issue BUCs under this program going forward.

The Partnership is authorized to issue Series A Preferred Units under the Partnership Agreement. As of June 30, 2021, we have issued 9,450,000 Series A Preferred Units for gross proceeds of approximately $94.5 million to five financial institutions. The Series A Preferred Units were issued in a private placement that was terminated in October 2017. We do not intend to issue any additional Series A Preferred Units in the future.

In July 2021, our registration statement on Form S-4 to register the offering and issuance of up to 9,450,000 of a newly-created series of limited partnership interests designated as Series A-1 Preferred Units under a shelf registration process was declared effective by the SEC. Under this offering, the Partnership may issue up to 9,450,000 Series A-1 Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units.

The Partnership may conduct additional private offerings of Series A-1 Preferred Units in the future to supplement its cash flow needs, if the General Partner deems such offerings to be necessary and otherwise consistent with the Partnership’s strategic initiatives. The Partnership is able to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued.  We may also designate and issue additional series of preferred units representing limited partnership interests in the Partnership if so desired.

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

In May 2021, our investment in Vantage at Powdersville was redeemed upon the sale of the underlying property and we received cash of approximately $20.1 million related to the sale.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General and administrative expenses;
•	Investments in additional MRBs, GILs, property loans and unconsolidated entities;
•	Debt service on debt financings, Secured Notes, mortgages payable, unsecured line of credit and secured line of credit;
•	Distributions paid to holders of Series A Preferred Units and BUCs;
•	Potential redemptions of Series A Preferred Units; and
•	Other contractual obligations.

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

Investments in Additional MRBs, GILs, Property Loans and Unconsolidated Entities

Our overall strategy is to continue to increase our investment in quality multifamily properties through either the acquisition of MRBs, GILs, property loans or equity investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of June 30, 2021:

Investment	Remaining Funding Commitments
Mortgage revenue bond (1)	$10,925,000
Taxable mortgage revenue bond	7,000,000
Governmental issuer loans (1)	71,240,833
Taxable governmental issuer loan (1)	9,573,000
Investments in unconsolidated entities	33,582,749
Property loans (1)	119,690,203
Bond purchase commitments (2)	3,807,000
Total	$255,818,785

(1)

The assets associated with these commitments are securitized in TOB financing facilities with Mizuho that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership.

(2)	This investment commitment is contingent upon the completion and stabilization of the underlying property.

Debt Service on Debt Financings, Secured Notes, Mortgages Payable, Unsecured Line of Credit and Secured Line of Credit

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

The Partnership may be required to post collateral if the value of MRBs, GILs, taxable GIL and property loans securitized in TOB financings drop below a threshold in the aggregate. We have not been required to post collateral due to declines in the value of the securitized assets during the six months ended June 30, 2021.

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

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	Fixed	$299,421,879	40.2%	$301,073,976	44.5%
Fixed	Variable	312,768,496	42.1%	310,286,167	45.9%
Variable (1)	Variable (1)	132,022,000	17.7%	64,972,998	9.6%
Total		$744,212,375		$676,333,141

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

Our unsecured and secured LOCs require monthly interest payments on outstanding balances monthly and certain commitment fees quarterly. Such obligations are paid primarily from operating cash flows. The unsecured non-operating LOC requires principal payments as previously described in this Item 2. The secured LOC does not require principal payments until the maturity in June 2023 as long as the outstanding principal is less than or equal to the borrowing base calculation.

Distributions Paid to Holders of Series A Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%.  The Series A Preferred Units are non-cumulative, non-voting and non-convertible.

On June 17, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly distribution of $0.11 per BUC to unitholders of record on June 30, 2021 and payable on July 30, 2021.

The Partnership and its General Partner continually assess the level of distributions for the Series A Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant, including the effects of the COVID-19 pandemic.

Potential Redemptions of Series A Preferred Units

Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, each holder of Series A Preferred Units has the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The first optional redemption dates for the currently outstanding Series A Preferred Units range from March 2022 through October 2023 and the holders must provide notice of the election to redeem no less than 180 days prior to such redemption dates. If the holders of the Series A Preferred Units elect to redeem, we will be required, subject to certain restrictions, to secure funds to redeem from unrestricted cash on hand, additional borrowings or through additional capital raising options.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments by the Partnership.

Cash Flows

For the six months ended June 30, 2021, we generated cash of $12.9 million, which was the net result of $15.6 million provided by operating activities, $56.3 million used in investing activities, and $53.6 million provided by financing activities.

Cash provided by operating activities totaled $15.6 million for the six months ended June 30, 2021, as compared to $8.9 million generated for the six months ended June 30, 2020. The change between periods was primarily due to the following factors:

•	An increase of $9.7 million in net income, offset by the $8.3 million related to the gain on sale of an unconsolidated entities that is cash from investing activities; and
•	An increase of $5.1 million related to changes in the preferred return receivable from unconsolidated entities.

Cash used in investing activities totaled $56.3 million for the six months ended June 30, 2021, as compared to cash used of $3.4 million for the six months ended June 30, 2020. The change between periods was primarily due to the following factors:

•	A decrease of $43.3 million due to proceeds from the sale of the PHC Certificates;
•	A decrease of $25.5 million due to continued advances on GILs and $3.2 million due to continued advances on property loans;
•	A decrease of $2.4 million due to capital expenditures; and
•	An increase of $21.7 million of proceeds from the sale of investments in unconsolidated entities.

Cash provided by financing activities totaled $53.6 million for the six months ended June 30, 2021, as compared to cash used of $11.6 million for the six months ended June 30, 2020. The change between periods was primarily due to the following factors:

•	A net increase in proceeds from debt financing of $65.5 million;
•	An increase of $5.3 million due to a reduction in distributions paid;
•	An net increase of $6.5 million from borrowing on the secured line of credit; and
•	A net decrease of $13.0 million due to payments on the unsecured lines of credit.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s General Partner. The Board of Managers of Greystone Manager retains the right to change the leverage constraint in the future based on consideration of factors the Board of Managers considers relevant. We define our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and MF Properties. As of June 30, 2021, our overall leverage ratio was approximately 68%.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provisions for credit and loan losses, impairments on MRBs, GILs, PHC Certificates, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also deducts Tier 2 income (Note 3 to the Partnership’s condensed consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and distributions and accretion for the Series A Preferred Units and Series A-1 Preferred Units.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$10,264,680	$4,588,348	$17,257,534	$7,570,105
Change in fair value of derivatives and interest rate derivative amortization	9,494	(93,647)	2,043	(118,848)
Depreciation and amortization expense	684,884	712,081	1,368,344	1,421,519
Provision for credit loss (1)	900,080	464,675	900,080	1,822,356
Provision for loan loss (2)	330,116	-	330,116	-
Reversal of impairment on securities (3)	-	-	-	(1,902,979)
Impairment charge on real estate assets	-	25,200	-	25,200
Amortization of deferred financing costs	247,997	432,118	454,383	791,026
Restricted unit compensation expense	190,970	296,268	269,084	335,336
Deferred income taxes	(19,442)	(960)	(35,670)	(31,881)
Redeemable Series A Preferred Unit distribution and accretion	(717,763)	(717,762)	(1,435,526)	(1,435,525)
Tier 2 (Income distributable) Loss allocable to the General Partner (4)	(1,365,870)	-	(2,068,147)	80,501
Bond purchase premium (discount) amortization (accretion), net of cash received	(18,185)	(5,761)	(36,706)	(19,567)
Total CAD	$10,506,961	$5,700,560	$17,005,535	$8,537,243

Weighted average number of BUCs outstanding, basic	60,576,537	60,545,204	60,633,700	60,649,692
Net income per BUC, basic	$0.13	$0.06	$0.22	$0.10
Total CAD per BUC, basic	$0.17	$0.09	$0.28	$0.14
Distributions declared, per BUC	$0.11	$0.06	$0.20	$0.185

(1)	The provision for credit loss for the three and six months ended June 30, 2021 and 2020 relates to impairment of the Provision Center 2014-1 MRB.
(2)	The provision for loan loss for the three and six months ended June 30, 2021 relates to impairment of the Live 929 Apartments property loan.
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

For the six months ended June 30, 2021, Tier 2 income allocable to the general partner consisted of approximately $703,000 related to the gain on sale of the Partnership’s investment in Vantage at Germantown in March 2021 and approximately $1.4 million related to the gain on sale of the Partnership’s investment in Vantage at Powdersville in May 2021. For the six months ended June 30, 2020, Tier 2 income was due to the gain on sale of the PHC Certificates, net of prior impairments recorded.

Off Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we held MRBs and GILs that are collateralized by Residential Properties and one commercial property.  The affordable multifamily properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

Contractual Obligations

As discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2020, we have various debt service obligations related to our LOCs, debt financings, mortgages payable and line of credit arrangements.  Our strategic objective is to leverage our new MRB and GIL investments utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the TOB Trust program with Mizuho and the Term TOB Trust program with Morgan Stanley. This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the six months ended June 30, 2021 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will be adopted in future periods, see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The COVID-19 pandemic continued to impact the general economy during the six months ended June 30, 2021, though there are indications that the economy is recovering. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. With the exception of on-going developments related to the COVID-19 pandemic, there have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Mortgage Revenue Bonds Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of June 30, 2021:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$777,990	1.6%	-16.4%	1.8%	-18.0%	$16,130

Geographic Risk

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding for the dates indicated:

	June 30, 2021	December 31, 2020
Texas	43%	43%
California	17%	17%
South Carolina	17%	17%

During 2020 and so far in 2021, Texas, California and South Carolina have experienced significant fluctuations in COVID-19 cases, though there have been no significant declines in occupancy or materially lower rental collections at Residential Properties in these states to date. Future increases in COVID-19 cases in these states may pose risk to our Residential Properties.

Summary of Interest Rates on Borrowings and Derivative Financial Instruments

As of June 30, 2021, the total costs of borrowing by investment type were as follows:

•	The unsecured non-operating LOC has a variable interest rate of 2.7%;
•	The secured LOC has a variable interest rate of 3.5%;
•	The M31 TEBS financing has a variable interest rate of 1.4%;
•	The M24 and M33 TEBS financings have fixed interest rates that range between 3.1% and 3.2%;
•	The M45 TEBS financing has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•	The Term TOB Trust securitized by an MRB has a fixed interest rate of 2.0%;
•	The TOB Trust financings securitized by MRBs, GILs and property loans have variable interest rates that range between 1.1% and 2.0%;
•	The Secured Notes have a variable interest rate of 9.1%; and
•	The mortgages payable have fixed interest rates ranging between 4.2% and 4.4%.

We have entered into total return swap agreements to lower the net interest cost of our Secured Notes. The following table sets forth certain information regarding the Partnership’s total return swap agreements as of June 30, 2021:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of June 30, 2021
Sept 2020	39,791,732	Sept 2020	Sept 2025	4.25% (1)	9.12% (3)	3-month LIBOR	Mizuho Capital Markets	$80,725
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.12% (3)	3-month LIBOR	Mizuho Capital Markets	214,813
								$295,538
(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

We have entered into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate debt financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of June 30, 2021:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of June 30, 2021
Aug 2019	77,300,192	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$25,834
							$25,834
(1)	For additional details, see Note 23 to the Partnership's condensed consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming various changes in interest rates as of June 30, 2021:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$742,631	$(1,374,703)	$(2,749,406)	$(4,124,109)	$(5,498,811)
TEBS Debt Financings	129,122	(258,243)	(516,487)	(774,730)	(1,032,974)
Other Investment Financings	-	(210,785)	(760,785)	(1,310,785)	(1,860,785)
Variable Rate Investments	(111,143)	339,187	1,166,426	2,163,262	3,207,196
Total	$760,610	$(1,504,544)	$(2,860,252)	$(4,046,362)	$(5,185,374)

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

As the above information incorporates only those material positions or exposures that existed as of June 30, 2021, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2020, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the six months ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2021, the Partnership announced that the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s general partner, authorized a BUC repurchase program for up to 254,794 of the Partnership’s outstanding BUCs. Under the terms of the repurchase program, BUCs could be repurchased from time to time at the Partnership’s discretion on the open market, through block trades, or otherwise, subject to market conditions, applicable legal requirements, and other considerations.  The program did not have a stated expiration date and was to continue until all the BUCs authorized under the program had been repurchased, or the program was otherwise modified or terminated by the Board in its sole discretion.  During the three months ended June 30, 2021, the Partnership repurchased 222,459 BUCs for a total purchase price of $1.4 million. The program was terminated in June 2021 and no further BUCs will be repurchased under the program.

Information on the BUCs repurchased under the program during the three months ended June 30, 2021 is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
April 1 - April 30, 2021	-	$-	-	-
May 1 - May 31, 2021	222,459	6.13	222,459	32,335
June 1 - June 30, 2021	-	-	-	-
	222,459	$6.13	222,459

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1

Fifth Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated April 20, 2021 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on April 21, 2021).

10.1

Credit Agreement dated June 11, 2021 between America First Multifamily Investors, L.P., the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.2

Note dated June 11, 2021 between America First Multifamily Investors, L.P. and payable to BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.3

Note dated June 11, 2021 between America First Multifamily Investors, L.P. and payable to Bankers Trust Company (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.4

Guaranty dated June 11, 2021 between Greystone Select Holdings LLC and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended June 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the periods ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: August 5, 2021	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: August 5, 2021	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer