Form 10-Q
period 2021-09-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2021-11-04
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, the registrant had 65,930,903 Beneficial Unit Certificates representing assignments of limited partnership interests in America First Multifamily Investors, L.P. outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$91,542,566	$44,495,538
Restricted cash	83,257,569	78,495,048
Interest receivable, net	9,718,518	8,212,076
Mortgage revenue bonds held in trust, at fair value (Note 6)	727,826,133	768,468,644
Mortgage revenue bonds, at fair value (Note 6)	15,812,184	25,963,841
Governmental issuer loans (Note 7)	165,986,438	64,863,657
Real estate assets: (Note 8)
Land and improvements	7,991,156	4,875,265
Buildings and improvements	72,421,529	72,316,152
Real estate assets before accumulated depreciation	80,412,685	77,191,417
Accumulated depreciation	(20,181,951)	(18,150,215)
Net real estate assets	60,230,734	59,041,202
Investments in unconsolidated entities (Note 9)	89,644,649	106,878,570
Property loans, net of loan loss allowances (Note 10)	31,678,426	12,920,719
Other assets (Note 12)	8,804,302	5,908,584
Total Assets	$1,284,501,519	$1,175,247,879

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$12,186,546	$9,949,565
Distribution payable	7,831,176	3,686,283
Unsecured lines of credit (Note 14)	-	7,475,000
Secured lines of credit (Note 15)	6,500,000	-
Debt financing, net (Note 16)	760,632,414	673,957,640
Mortgages payable and other secured financing, net (Note 17)	25,429,450	25,984,872
Total Liabilities	812,579,586	721,053,360

Commitments and Contingencies (Note 19)

Redeemable Preferred Units, approximately $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 20)	94,449,515	94,422,477

Partnersʼ Capital:
General Partner (Note 1)	813,097	934,892
Beneficial Unit Certificates ("BUCs," Note 1)	376,659,321	358,837,150
Total Partnersʼ Capital	377,472,418	359,772,042
Total Liabilities and Partnersʼ Capital	$1,284,501,519	$1,175,247,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Investment income	$13,619,994	$12,043,313	$40,305,861	$35,988,555
Property revenues	1,811,778	1,548,931	5,294,475	5,358,132
Contingent interest income	1,848,825	-	1,848,825	12,043
Other interest income	401,304	238,185	1,026,724	686,253
Other income	-	9,518	-	9,518
Total revenues	17,681,901	13,839,947	48,475,885	42,054,501
Expenses:
Real estate operating (exclusive of items shown below)	1,239,614	1,454,985	3,007,979	3,484,783
Provision for credit loss (Note 6)	-	3,463,253	900,080	5,285,609
Provision for loan loss (Note 10)	-	811,706	330,116	811,706
Impairment charge on real estate assets	-	-	-	25,200
Depreciation and amortization	680,925	719,783	2,049,269	2,141,302
Interest expense	5,663,452	5,105,432	16,248,023	16,012,716
General and administrative	4,145,317	3,513,024	10,894,937	9,257,921
Total expenses	11,729,308	15,068,183	33,430,404	37,019,237
Other Income:
Gain on sale of securities	-	-	-	1,416,023
Gain on sale of investments in unconsolidated entities	6,954,649	-	15,227,239	-
Income (loss) before income taxes	12,907,242	(1,228,236)	30,272,720	6,451,287
Income tax expense (benefit)	(81,142)	(68,219)	26,802	41,199
Net income (loss)	12,988,384	(1,160,017)	30,245,918	6,410,088
Redeemable Preferred Unit distributions and accretion	(717,762)	(717,763)	(2,153,288)	(2,153,288)
Net income (loss) available to Partners	$12,270,622	$(1,877,780)	$28,092,630	$4,256,800

Net income (loss) available to Partners allocated to:
General Partner	$579,266	$(18,778)	$2,722,908	$(33,476)
Limited Partners - BUCs	11,627,197	(1,879,096)	25,268,441	4,239,515
Limited Partners - Restricted units	64,159	20,094	101,281	50,761
	$12,270,622	$(1,877,780)	$28,092,630	$4,256,800
BUC holders' interest in net income (loss) per BUC, basic and diluted	$0.19	$(0.03)	$0.42	$0.07
Weighted average number of BUCs outstanding, basic	60,646,528	60,545,204	60,637,976	60,614,862
Weighted average number of BUCs outstanding, diluted	60,646,528	60,545,204	60,637,976	60,614,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$12,988,384	$(1,160,017)	$30,245,918	$6,410,088
Reversal of net unrealized gains on sale of securities	-	-	-	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	-	280,711	-	652,880
Unrealized gain (loss) on securities	(4,586,145)	18,000,520	(18,951,770)	31,914,433
Unrealized gain (loss) on bond purchase commitments	8,708	256,222	(30,656)	256,222
Comprehensive income	$8,410,947	$17,377,436	$11,263,492	$37,824,819

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$934,892	60,823,674	$358,837,150	$359,772,042	$132,594,007
Distributions paid or accrued ($0.09 per BUC):
Regular distribution	(34,013)	-	(3,367,301)	(3,401,314)	-
Distribution of Tier 2 income (Note 3)	(702,277)	-	(2,106,829)	(2,809,106)	-
Net income allocable to Partners	736,936	-	5,538,155	6,275,091	-
Restricted unit compensation expense	781	-	77,333	78,114	-
Unrealized loss on securities	(162,988)	-	(16,135,809)	(16,298,797)	(16,298,797)
Unrealized loss on bond purchase commitments	(1,210)	-	(119,760)	(120,970)	(120,970)
Balance as of March 31, 2021	772,121	60,823,674	342,722,939	343,495,060	116,174,240
Distributions paid or accrued ($0.11 per BUC):
Regular distribution	(26,241)	-	(2,597,816)	(2,624,057)	-
Distribution of Tier 2 income (Note 3)	(1,365,870)	-	(4,097,614)	(5,463,484)	-
Net income allocable to Partners	1,406,706	-	8,140,211	9,546,917	-
Repurchase of BUCs	-	(222,459)	(1,363,736)	(1,363,736)	-
Restricted units awarded	-	266,324	-	-	-
Restricted unit compensation expense	1,910	-	189,060	190,970	-
Unrealized gain on securities	19,332	-	1,913,840	1,933,172	1,933,172
Unrealized gain on bond purchase commitments	816	-	80,790	81,606	81,606
Balance as of June 30, 2021	808,774	60,867,539	344,987,674	345,796,448	118,189,018
Distributions paid or accrued ($0.11 per BUC):
Distribution of Tier 2 income (Note 3)	(534,873)	-	(1,604,615)	(2,139,488)	-
Distribution of Tier 3 income (Note 3)	-	-	(5,691,689)	(5,691,689)	-
Net income allocable to Partners	579,266	-	11,691,356	12,270,622	-
Sale of BUCs, net of issuance costs	-	5,462,500	31,243,495	31,243,495	-
Restricted unit compensation expense	5,705	-	564,762	570,467	-
Unrealized loss on securities	(45,862)	-	(4,540,283)	(4,586,145)	(4,586,145)
Unrealized gain on bond purchase commitments	87	-	8,621	8,708	8,708
Balance as of September 30, 2021	$813,097	66,330,039	$376,659,321	$377,472,418	$113,611,581

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$735,128	60,835,204	$341,203,135	$341,938,263	$99,308,677
Distributions paid or accrued ($0.125 per BUC):
Regular distribution	(80,501)	-	(7,969,618)	(8,050,119)	-
Distribution of Tier 2 loss (Note 3)	80,501	-	365,218	445,719	-
Net income (loss) allocable to Partners	(53,404)	-	2,317,398	2,263,994	-
Repurchase of BUCs	-	(290,000)	(2,106,673)	(2,106,673)	-
Restricted units awarded	-	290,000	-	-	-
Restricted unit compensation expense	391	-	38,677	39,068	-
Unrealized loss on securities	(70,577)	-	(6,987,159)	(7,057,736)	(7,057,736)
Reversal of net unrealized gains on sale of securities	(14,088)	-	(1,394,716)	(1,408,804)	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	3,722	-	368,447	372,169	372,169
Balance as of March 31, 2020	601,172	60,835,204	325,834,709	326,435,881	91,214,306
Distributions paid or accrued ($0.06 per BUC):
Regular distribution	(36,870)	-	(3,650,112)	(3,686,982)	-
Net income allocable to Partners	38,706	-	3,831,880	3,870,586	-
Restricted unit compensation expense	2,962	-	293,306	296,268	-
Unrealized gain on securities	209,716	-	20,761,933	20,971,649	20,971,649
Balance as of June 30, 2020	$815,686	60,835,204	$347,071,716	$347,887,402	$112,185,955
Distributions paid or accrued ($0.06 per BUC):
Regular distribution	(36,870)	-	(3,650,113)	(3,686,983)	-
Net loss allocable to Partners	(18,778)	-	(1,859,002)	(1,877,780)	-
Restricted unit compensation expense	2,996	-	296,528	299,524	-
Unrealized gain on securities	180,005	-	17,820,515	18,000,520	18,000,520
Unrealized gain on bond purchase commitments	2,562	-	253,660	256,222	256,222
Reversal of net unrealized loss on securities to provision for credit loss	2,807	-	277,904	280,711	280,711
Balance as of September 30, 2020	$948,408	60,835,204	$360,211,208	$361,159,616	$130,723,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$30,245,918	$6,410,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,049,269	2,141,302
Amortization of deferred financing costs	823,212	1,288,044
Gain on sale of investments in unconsolidated entities	(15,227,239)	-
Gain on sale of investment in securities	-	(1,416,023)
Contingent interest realized on investing activities	(1,848,825)	(12,043)
Provision for credit loss	900,080	5,285,609
Provision for loan loss	330,116	811,706
Impairment charge on real estate assets	-	25,200
(Gain) loss on derivatives, net of cash paid	9,702	(144,546)
Restricted unit compensation expense	839,551	634,860
Bond premium/discount amortization	(103,292)	(82,975)
Debt premium amortization	(30,419)	(30,353)
Deferred income tax expense (benefit) & income tax payable/receivable	(154,553)	2,036
Change in preferred return receivable from unconsolidated entities, net	4,589,760	(2,414,759)
Changes in operating assets and liabilities
Increase in interest receivable	(1,506,442)	(922,686)
Decrease in other assets	134,595	327,508
Increase in accounts payable and accrued expenses	2,247,730	738,652
Net cash provided by operating activities	23,299,163	12,641,620
Cash flows from investing activities:
Capital expenditures	(106,415)	(319,757)
Acquisition of mortgage revenue bonds	(12,946,500)	(9,513,450)
Acquisition of taxable mortgage revenue bonds	(1,000,000)	-
Advances on governmental issuer loans	(101,122,781)	(62,085,000)
Advances on taxable governmental issuer loans	(1,000,000)	-
Advances on property loans	(19,279,087)	(5,733,331)
Contributions to unconsolidated entities	(20,232,531)	(17,542,465)
Proceeds from sale of PHC Certificates	-	43,349,357
Proceeds from sale of investments in unconsolidated entities	44,988,040	7,762,166
Principal payments received on mortgage revenue bonds and contingent interest	45,908,244	13,836,006
Principal payments received on taxable mortgage revenue bonds	7,174	6,560
Principal payments received on property loans and contingent interest	191,264	12,043
Net cash used in investing activities	(64,592,592)	(30,227,871)
Cash flows from financing activities:
Distributions paid	(20,110,495)	(21,025,617)
Repurchase of BUCs	(1,363,736)	(2,106,673)
Proceeds from the sale of BUCs	33,321,250	-
Payment of offering costs related to the sale of BUCs	(2,077,755)	-
Proceeds from debt financing	116,800,000	277,231,000
Principal payments on debt financing	(29,749,667)	(146,126,658)
Principal payments on mortgages payable	(555,680)	(535,233)
Principal borrowing on unsecured lines of credit	15,172,445	10,492,728
Principal payments on unsecured lines of credit	(22,647,446)	(11,849,728)
Principal borrowing on secured line of credit	6,500,000	-
(Increase) decrease in security deposit liability related to restricted cash	66,694	(123,286)
Debt financing and other deferred costs	(2,252,632)	(1,093,484)
Net cash provided by financing activities	93,102,978	104,863,049
Net increase in cash, cash equivalents and restricted cash	51,809,549	87,276,798
Cash, cash equivalents and restricted cash at beginning of period	122,990,586	43,185,981
Cash, cash equivalents and restricted cash at end of period	$174,800,135	$130,462,779

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,884,920	$14,481,578
Cash paid during the period for income taxes	181,356	36,927
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$7,831,176	$3,686,982
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Investment in previously unconsolidated entity consolidated as land	3,115,891	-
Capital expenditures financed through accounts payable	1,970	60,572
Deferred financing costs financed through accounts payable	(2,540)	285,108

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$91,542,566	$51,160,770
Restricted cash	83,257,569	79,302,009
Total cash, cash equivalents and restricted cash	$174,800,135	$130,462,779

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties and commercial properties. The Partnership has also invested in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. The Partnership generally refers to affordable multifamily and residential properties associated with MRBs and GILs as “Residential Properties.” The Partnership expects and believes the interest earned on these MRBs and GILs is excludable from gross income for federal income tax purposes.  The Partnership may also invest in other types of securities, including taxable MRBs and taxable GILs secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs or GILs held by the Partnership and may or may not be secured by real estate.   The Partnership may acquire real estate securing its MRBs, GILs, or property loans through foreclosure in the event of a default or through the receipt of a fee simple deed in lieu of foreclosure.  In addition, the Partnership may acquire interests in multifamily, student and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management. The Partnership is governed by the First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”)

The Partnership’s sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), an affiliate of Greystone & Co., Inc. (collectively with its affiliates, “Greystone”).

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Series A Preferred Units were previously issued pursuant to subscription agreements with five financial institutions and are redeemable in the future (Note 20). The Partnership has not yet issued Series A-1 Preferred Units or Series B Preferred Units. The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders.”

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

Restricted Cash

Restricted cash is legally restricted as to its use. The Partnership is required to maintain restricted cash collateral related to one secured line of credit (Note 15) and two total return swap transactions (Note 18). In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities (Note 16), resident security deposits, required maintenance reserves, escrowed funds, and property rehabilitation. Restricted cash is presented with cash and cash equivalents in the condensed consolidated statement of cash flows.

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

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact to the condensed consolidated financial statements. If the Partnership experiences deterioration in the values of its MRB portfolio, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

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

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact to the condensed consolidated financial statements. If the Partnership experiences deterioration in the value of its GILs or taxable GILs, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020. These condensed consolidated financial statements and notes have been prepared consistently with the 2020 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of September 30, 2021, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

The business and economic uncertainty resulting from COVID-19 has made estimates and assumptions more difficult to calculate. The extent of the impact of COVID-19 on the Partnership’s future operational and financial performance will depend on certain developments, including the duration, variation and spread of the outbreak, the impact on the underlying borrowers of MRBs and GILs, tenants at the MF Properties and operations of the Partnership’s investments in unconsolidated entities. In addition, market volatility may cause fluctuations in the valuation of the Partnership’s MRBs, taxable MRBs, GILs, taxable GILs, property loans, MF Properties and investments in unconsolidated entities. The extent to which COVID-19 will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The Partnership has noted slight, but not significant, declines in occupancy and operating results at multifamily Residential Properties securing its MRBs due to COVID-19. The Partnership has observed significant declines at properties securing the Provision Center 2014-1 MRB, a commercial property, and Live 929 Apartments MRB, a student housing property (see Note 6 for further discussion). The Partnership has evaluated the impacts of COVID-19 on its investments in MF Properties, properties related to its GILs, and investments in unconsolidated entities and noted no indications of impairment of such investments.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).”  ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses.  ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs.  In November 2019, the FASB issued ASU 2019-10 which amended the mandatory effective dates of certain ASUs, including ASU 2016-13, based on an entity’s filing status. As a smaller reporting company, ASU 2016-13 is effective for the Partnership on January 1, 2023. The Partnership regularly assesses its assets that are within the scope of ASU 2016-13 and has determined that the GILs, taxable GIL, property loans, receivables reported within other assets, financial guarantees, financial commitments, and an interest receivable related to such assets, are within the scope of ASU 2016-13. Furthermore, the Partnership has begun developing data collection processes, assessment procedures and internal controls required to implement ASU 2016-13. The Partnership will continue to develop data collection processes, assessment procedures and internal controls that will be required when it does implement ASU 2016-13, and to evaluate the impact to the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities from March 12, 2020 through December 31, 2022. ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Partnership has evaluated its population of instruments indexed, either directly or indirectly, to LIBOR and is currently evaluating the impact that the adoption of ASU 2020-04 will have to the condensed consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the condensed consolidated statements of operations. The unvested Restricted Unit Awards (“RUAs”) issued under the Partnership’s 2015 Equity Incentive Plan (the “Plan”) are considered participating securities. There were no dilutive BUCs for the three and nine months ended September 30, 2021 and 2020.

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

As the primary beneficiary, the Partnership reports the TOB, Term TOB and TEBS financings on a consolidated basis. The Partnership reports the Floater Certificates related to the TOB financings, and the Class A Certificates related to the Term TOB and TEBS financings as secured debt financings in the condensed consolidated balance sheets. The MRBs, taxable MRB, GILs, taxable GIL and property loans secured by the TOB, Term TOB and TEBS financings, are reported as assets in the condensed consolidated balance sheets (Notes 6, 7, 10 and 12).

The Partnership has determined its investment in Vantage at Hutto is a VIE and the Partnership is the primary beneficiary. The Partnership may currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. If the Partnership were to redeem its investment, the underlying assets of the project would likely need to be sold. If the underlying assets were sold, the extent to which the VIE will be exposed to gains or losses would result from decisions made by the Partnership. The Partnership’s option to redeem its investment in Vantage at Hutto was not effective until the second quarter of 2021.

As the primary beneficiary, the Partnership reports the assets of Vantage at Hutto on a consolidated basis, which consist of a real estate asset investment (Note 8). If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the investment may be deconsolidated.

The Partnership’s right to require the managing member of the Vantage at Fair Oaks to purchase the Partnership’s equity investment at a price equal to the Partnership’s carrying value was terminated in September 2021. As such, the Partnership is no longer the primary beneficiary and the Vantage at Fair Oaks VIE is not reported on a consolidated basis as of September 30, 2021.

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, a taxable MRB, GILs, a taxable GIL, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the condensed consolidated financial statements.

The Partnership held variable interests in 29 and 21 non-consolidated VIEs as of September 30, 2021 and December 31, 2020, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of September 30, 2021 and December 31, 2020:

	Maximum Exposure to Loss
	September 30, 2021	December 31, 2020
Mortgage revenue bonds	$26,208,000	$20,763,500
Taxable mortgage revenue bond	1,000,000	-
Governmental issuer loans	165,986,438	64,863,657
Taxable governmental issuer loan	1,000,000	-
Property loans	24,276,313	5,327,342
Investments in unconsolidated entities	89,644,649	106,878,570
	$308,115,400	$197,833,069

The maximum exposure to loss for the MRBs and taxable MRB is equal to the cost adjusted for paydowns. The difference between an MRB’s carrying value in the condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss for the GILs, taxable GIL, property loans and investments in unconsolidated entities is equal to the Partnership’s carrying value.

6. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for Residential Properties and a commercial property.  MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 16). The Partnership had the following investments in MRBs as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,993,374	$2,104,001	$-	$12,097,375
Glenview Apartments - Series A (3)	CA	4,443,092	908,843	-	5,351,935
Harmony Court Bakersfield - Series A (4)	CA	3,643,723	735,305	-	4,379,028
Harmony Terrace - Series A (4)	CA	6,745,564	1,461,331	-	8,206,895
Harden Ranch - Series A (2)	CA	6,559,492	1,375,319	-	7,934,811
Las Palmas II - Series A (4)	CA	1,653,240	338,062	-	1,991,302
Montclair Apartments - Series A (3)	CA	2,407,071	492,371	-	2,899,442
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,583,121	1,986,677	-	9,569,798
Montevista - Series A (6)	CA	6,712,763	2,094,223	-	8,806,986
Ocotillo Springs - Series A (6)	CA	10,070,000	211,967	-	10,281,967
San Vicente - Series A (4)	CA	3,408,893	682,336	-	4,091,229
Santa Fe Apartments - Series A (3)	CA	2,916,076	596,489	-	3,512,565
Seasons at Simi Valley - Series A (4)	CA	4,200,917	1,032,960	-	5,233,877
Seasons Lakewood - Series A (4)	CA	7,185,492	1,556,635	-	8,742,127
Seasons San Juan Capistrano - Series A (4)	CA	12,098,022	2,620,866	-	14,718,888
Summerhill - Series A (4)	CA	6,274,432	1,184,799	-	7,459,231
Sycamore Walk - Series A (4)	CA	3,485,656	735,059	-	4,220,715
The Village at Madera - Series A (4)	CA	3,013,642	634,491	-	3,648,133
Tyler Park Townhomes - Series A (2)	CA	5,713,008	765,866	-	6,478,874
Vineyard Gardens - Series A (6)	CA	3,947,054	997,673	-	4,944,727
Westside Village Market - Series A (2)	CA	3,733,442	727,207	-	4,460,649
Brookstone (1)	IL	7,344,918	1,847,424	-	9,192,342
Copper Gate Apartments (2)	IN	4,955,000	495,838	-	5,450,838
Renaissance - Series A (3)	LA	10,767,672	3,942,658	-	14,710,330
Live 929 Apartments (6)	MD	36,185,509	-	-	36,185,509
Woodlynn Village (1)	MN	4,093,000	14,225	-	4,107,225
Jackson Manor Apartments (6)	MS	4,900,000	-	-	4,900,000
Gateway Village (6)	NC	2,600,000	132,943	-	2,732,943
Greens Property - Series A (2)	NC	7,748,000	378,239	-	8,126,239
Lynnhaven Apartments (6)	NC	3,450,000	176,406	-	3,626,406
Silver Moon - Series A (3)	NM	7,647,135	1,797,774	-	9,444,909
Village at Avalon - Series A (5)	NM	16,099,958	4,093,405	-	20,193,363
Ohio Properties - Series A (1)	OH	13,616,000	-	-	13,616,000
Bridle Ridge (1)	SC	7,145,000	73,927	-	7,218,927
Columbia Gardens (4)	SC	12,769,035	2,149,253	-	14,918,288
Companion at Thornhill Apartments (4)	SC	10,957,982	1,913,654	-	12,871,636
Cross Creek (1)	SC	6,125,082	1,953,483	-	8,078,565
The Palms at Premier Park Apartments (2)	SC	18,445,321	2,419,261	-	20,864,582
Village at River's Edge (4)	SC	9,747,304	2,034,411	-	11,781,715
Willow Run (4)	SC	12,592,729	2,005,382	-	14,598,111
Arbors at Hickory Ridge (2)	TN	10,795,450	3,772,762	-	14,568,212
Avistar at Copperfield - Series A (6)	TX	13,713,412	2,499,600	-	16,213,012
Avistar at the Crest - Series A (2)	TX	9,052,461	1,874,594	-	10,927,055
Avistar at the Oaks - Series A (2)	TX	7,319,090	1,578,486	-	8,897,576
Avistar at the Parkway - Series A (3)	TX	12,615,887	2,369,577	-	14,985,464
Avistar at Wilcrest - Series A (6)	TX	5,197,106	748,346	-	5,945,452
Avistar at Wood Hollow - Series A (6)	TX	39,461,504	6,913,829	-	46,375,333
Avistar in 09 - Series A (2)	TX	6,319,751	1,311,792	-	7,631,543
Avistar on the Boulevard - Series A (2)	TX	15,421,844	3,074,231	-	18,496,075
Avistar on the Hills - Series A (2)	TX	5,010,813	1,101,075	-	6,111,888
Bruton Apartments (4)	TX	17,568,495	4,511,584	-	22,080,079
Concord at Gulfgate - Series A (4)	TX	18,655,305	4,168,584	-	22,823,889
Concord at Little York - Series A (4)	TX	13,068,923	3,027,488	-	16,096,411
Concord at Williamcrest - Series A (4)	TX	20,245,162	4,606,709	-	24,851,871
Crossing at 1415 - Series A (4)	TX	7,273,669	1,586,241	-	8,859,910
Decatur Angle (4)	TX	22,124,707	5,058,303	-	27,183,010
Esperanza at Palo Alto (4)	TX	19,109,120	5,252,121	-	24,361,241
Heights at 515 - Series A (4)	TX	6,659,170	1,452,231	-	8,111,401
Heritage Square - Series A (3)	TX	10,487,401	1,878,152	-	12,365,553
Oaks at Georgetown - Series A (4)	TX	12,054,029	2,173,762	-	14,227,791
Runnymede (1)	TX	9,740,000	1,119	-	9,741,119
Southpark (1)	TX	11,516,868	1,424,311	-	12,941,179
15 West Apartments (4)	WA	9,550,479	2,832,108	-	12,382,587
Mortgage revenue bonds held in trust		$615,938,365	$111,887,768	$-	$727,826,133
(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)	MRB held by Morgan Stanley in a debt financing transaction, Note 16
(6)	MRBs held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16

	September 30, 2021
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Solano Vista - Series A	CA	$2,653,659	$796,897	$-	$3,450,556
Greens Property - Series B	NC	921,935	62,330	-	984,265
Ohio Properties - Series B	OH	3,470,560	-	-	3,470,560
Provision Center 2014-1	TN	5,258,078	-	-	5,258,078
Avistar at the Crest - Series B	TX	731,998	117,989	-	849,987
Avistar at the Oaks - Series B	TX	535,927	85,705	-	621,632
Avistar at the Parkway - Series B	TX	123,696	38,527	-	162,223
Avistar in 09 - Series B	TX	442,092	70,699	-	512,791
Avistar on the Boulevard - Series B	TX	434,955	67,137	-	502,092
Mortgage revenue bonds held by the Partnership		$14,572,900	$1,239,284	$-	$15,812,184

	December 31, 2020
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$10,061,161	$2,487,317	$-	$12,548,478
Glenview Apartments - Series A (3)	CA	4,483,154	1,010,425	-	5,493,579
Harmony Court Bakersfield - Series A (4)	CA	3,668,439	889,216	-	4,557,655
Harmony Terrace - Series A (4)	CA	6,791,096	1,724,350	-	8,515,446
Harden Ranch - Series A (2)	CA	6,621,823	1,606,690	-	8,228,513
Las Palmas II - Series A (4)	CA	1,664,566	400,431	-	2,064,997
Montclair Apartments - Series A (3)	CA	2,428,775	572,671	-	3,001,446
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,626,287	2,350,276	-	9,976,563
Montevista - Series A (6)	CA	6,720,000	2,404,771	-	9,124,771
Ocotillo Springs - Series A (6)	CA	2,023,500	215,633	-	2,239,133
San Vicente - Series A (4)	CA	3,432,246	809,327	-	4,241,573
Santa Fe Apartments - Series A (3)	CA	2,942,370	724,678	-	3,667,048
Seasons at Simi Valley - Series A (4)	CA	4,236,876	1,180,122	-	5,416,998
Seasons Lakewood - Series A (4)	CA	7,233,993	1,836,808	-	9,070,801
Seasons San Juan Capistrano - Series A (4)	CA	12,179,682	2,973,846	-	15,153,528
Summerhill - Series A (4)	CA	6,316,993	1,470,689	-	7,787,682
Sycamore Walk - Series A (4)	CA	3,517,919	888,485	-	4,406,404
The Village at Madera - Series A (4)	CA	3,034,084	735,450	-	3,769,534
Tyler Park Townhomes - Series A (2)	CA	5,767,938	939,214	-	6,707,152
Vineyard Gardens - Series A (6)	CA	3,969,173	1,226,058	-	5,195,231
Westside Village Market - Series A (2)	CA	3,769,337	859,860	-	4,629,197
Brookstone (1)	IL	7,374,252	2,201,663	-	9,575,915
Copper Gate Apartments (2)	IN	4,955,000	641,581	-	5,596,581
Renaissance - Series A (3)	LA	10,870,681	4,293,328	-	15,164,009
Live 929 Apartments (6)	MD	36,234,756	-	-	36,234,756
Woodlynn Village (1)	MN	4,120,000	56,458	-	4,176,458
Gateway Village (6)	NC	2,600,000	136,612	-	2,736,612
Greens Property - Series A (2)	NC	7,829,000	663,781	-	8,492,781
Lynnhaven Apartments (6)	NC	3,450,000	178,960	-	3,628,960
Silver Moon - Series A (3)	NM	7,697,891	1,995,694	-	9,693,585
Village at Avalon - Series A (5)	NM	16,189,074	4,879,623	-	21,068,697
Ohio Properties - Series A (1)	OH	13,724,000	61,243	-	13,785,243
Bridle Ridge (1)	SC	7,235,000	153,657	-	7,388,657
Columbia Gardens (4)	SC	12,898,904	2,689,886	-	15,588,790
Companion at Thornhill Apartments (4)	SC	11,055,254	2,208,446	-	13,263,700
Cross Creek (1)	SC	6,136,261	2,277,289	-	8,413,550
Rosewood Townhomes - Series A (6)	SC	9,259,206	578,247	-	9,837,453
South Pointe Apartments - Series A (6)	SC	21,551,600	1,345,919	-	22,897,519
The Palms at Premier Park Apartments (2)	SC	18,619,081	2,906,879	-	21,525,960
Village at River's Edge (4)	SC	9,802,479	1,353,745	-	11,156,224
Willow Run (4)	SC	12,720,560	2,650,995	-	15,371,555
Arbors at Hickory Ridge (2)	TN	10,910,733	2,704,295	-	13,615,028
Avistar at Copperfield - Series A (6)	TX	13,815,817	3,189,896	-	17,005,713
Avistar at the Crest - Series A (2)	TX	9,140,656	2,376,580	-	11,517,236
Avistar at the Oaks - Series A (2)	TX	7,388,262	1,854,785	-	9,243,047
Avistar at the Parkway - Series A (3)	TX	12,721,014	2,790,208	-	15,511,222
Avistar at Wilcrest - Series A (6)	TX	5,235,915	1,084,347	-	6,320,262
Avistar at Wood Hollow - Series A (6)	TX	39,756,184	8,703,609	-	48,459,793
Avistar in 09 - Series A (2)	TX	6,379,479	1,601,535	-	7,981,014
Avistar on the Boulevard - Series A (2)	TX	15,572,093	3,779,139	-	19,351,232
Avistar on the Hills - Series A (2)	TX	5,058,171	1,292,513	-	6,350,684
Bruton Apartments (4)	TX	17,674,167	3,792,253	-	21,466,420
Concord at Gulfgate - Series A (4)	TX	18,796,773	4,888,537	-	23,685,310
Concord at Little York - Series A (4)	TX	13,168,029	3,543,909	-	16,711,938
Concord at Williamcrest - Series A (4)	TX	20,398,687	5,397,326	-	25,796,013
Crossing at 1415 - Series A (4)	TX	7,331,821	1,810,458	-	9,142,279
Decatur Angle (4)	TX	22,270,729	5,600,721	-	27,871,450
Esperanza at Palo Alto (4)	TX	19,218,417	5,955,488	-	25,173,905
Heights at 515 - Series A (4)	TX	6,712,409	1,600,836	-	8,313,245
Heritage Square - Series A (3)	TX	10,579,057	2,095,871	-	12,674,928
Oaks at Georgetown - Series A (4)	TX	12,135,392	2,597,201	-	14,732,593
Runnymede (1)	TX	9,805,000	105,634	-	9,910,634
Southpark (1)	TX	11,462,172	1,917,286	-	13,379,458
15 West Apartments (4)	WA	9,604,680	3,257,826	-	12,862,506
Mortgage revenue bonds held in trust		$637,948,068	$130,520,576	$-	$768,468,644

(1)	MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)	MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)	MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)	MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)	MRB held by Morgan Stanley in a debt financing transaction Note 16
(6)	MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16

	December 31, 2020
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Solano Vista - Series A	CA	$2,665,000	$891,612	$-	$3,556,612
Greens Property - Series B	NC	925,607	107,347	-	1,032,954
Arby Road Apartments - Series A	NV	7,385,000	15,059	-	7,400,059
Ohio Properties - Series B	OH	3,485,690	13,578	-	3,499,268
Rosewood Townhomes - Series B	SC	469,781	2,549	-	472,330
South Pointe Apartments - Series B	SC	1,099,487	5,967	-	1,105,454
Provision Center 2014-1	TN	6,161,954	-	-	6,161,954
Avistar at the Crest - Series B	TX	735,974	144,746	-	880,720
Avistar at the Oaks - Series B	TX	538,723	100,668	-	639,391
Avistar at the Parkway - Series B	TX	123,973	43,650	-	167,623
Avistar in 09 - Series B	TX	444,398	83,042	-	527,440
Avistar on the Boulevard - Series B	TX	437,318	82,718	-	520,036
Mortgage revenue bonds held by the Partnership		$24,472,905	$1,490,936	$-	$25,963,841

See Note 23 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

During the three and nine months ended September 30, 2021, the Partnership recognized a provision for credit loss of zero and approximately $900,000, respectively, related to the Provision Center 2014-1 MRB in its condensed consolidated statements of operations. The borrower of the Provision Center 2014-1 MRB filed for Chapter 11 bankruptcy in December 2020 and has ceased making contractual principal and interest payments. The credit loss was driven primarily by operational and collateral information obtained during the bankruptcy process.

During the three months ended September 30, 2020, the Partnership recognized a provision for credit loss of approximately $3.5 million related to the Live 929 Apartments MRB in the condensed consolidated statements of operations. During the nine months ended September 30, 2020, the Partnership recognized a provision for credit loss of approximately $5.3 million related to the Live 929 Apartments MRB and the Provision Center 2014-1 MRB in its condensed consolidated statements of operations. The provision for credit loss related to the Live 929 Apartments MRB was due to operational results, the borrower’s continued covenant forbearance, and a decline in debt service coverage. The change in operating results at the Live 929 Apartments was primarily driven by the impact of COVID-19, which had a significant impact on the student housing industry. The provision for credit loss related to the Provision Center 2014-1 MRB was primarily driven by debt service shortfalls by the underlying commercial property, the borrower’s request for forbearance (prior to filing for bankruptcy protection), and the general creditworthiness of proton therapy centers in the United States, including the impact on them from COVID-19.

MRB Activity in the First Nine Months of 2021

Acquisitions:

The following MRB was acquired at a price that approximated the principal outstanding plus accrued interest during the nine months ended September 30, 2021:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Acquired
Jackson Manor Apartments (1)	April	Jackson, MS	60	5/1/2038	5.00%	$4,150,000
(1)

The Partnership has committed to provide total funding of the MRB up to $6.9 million during the acquisition and rehabilitation phase of the property on a drawdown basis. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $4.8 million.

Redemptions:

The following MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2021:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Arby Road Apartments - Series A (1)	March	Las Vegas, NV	180	10/1/2027	5.35%	$1,600,000
Arby Road Apartments - Series A (1)	March	Las Vegas, NV	180	4/1/2041	5.50%	5,785,000
Rosewood Townhomes - Series A	July	Goose Creek, SC	100	7/1/2055	5.75%	9,259,206
Rosewood Townhomes - Series B	July	Goose Creek, SC	100	8/1/2055	12.00%	469,781
South Pointe Apartments - Series A	July	Hanahan, SC	256	7/1/2055	5.75%	21,551,600
South Pointe Apartments - Series B	July	Hanahan, SC	256	8/1/2055	12.00%	1,099,487
						$39,765,074

(1)	Both MRBs are part of the same series but had different interest rates and maturity dates.

The Rosewood Townhomes - Series A and South Pointe Apartments - Series A MRBs were redeemed at 106% of par value plus accrued interest in July 2021. The redemption premium of approximately $1.8 million is reported as “Contingent interest income” in the condensed consolidated statement of operations. All other MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest.

MRB Activity in the First Nine Months of 2020

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the nine months ended September 30, 2020:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Initial Principal Acquired
Arby Road Apartments - Series A (1)	June	Las Vegas, NV	180	10/1/2027	5.35%		$1,690,000
Arby Road Apartments - Series A (1)	June	Las Vegas, NV	180	4/1/2041	5.50%		5,785,000
Ocotillo Springs - Series A (2)	July	Brawley, CA	75	8/1/2037	4.55%	(3)	2,023,500
							$9,498,500
(1)	Both MRBs are part of the same series but have different interest rates and maturity dates.
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

Redemptions:

The following MRB was redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2020:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Solano Vista - Series B	January	Vallejo, CA	96	1/1/2021	5.85%	$3,103,000
Montevista - Series B	August	San Pablo, CA	82	7/1/2021	8.00%	$6,480,000
						$9,583,000

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$8,219,000	$1,823,000	7,319,000	-
Provision for credit loss	-	3,463,000	900,000	5,286,000
Balance, end of period (1)	$8,219,000	$5,286,000	$8,219,000	$5,286,000
(1)	The allowance for credit losses as of September 30, 2021 and 2020 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments MRB.

7. Governmental Issuer Loans

Governmental issuer loans (“GILs”) owned by the Partnership are issued by state or local governmental authorities to provide construction financing for affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GILs. The GILs are secured by the borrower’s non-recourse obligation evidenced by a mortgage on all real and personal property associated with the underlying property. The GILs share a first mortgage lien position with the associated property loans (Note 10) or taxable GIL (Note 12) also owned by the Partnership. The primary source of the funds to pay principal and interest on the GILs is the net cash flow or the sale or refinancing proceeds from the underlying property. Affiliates of the borrowers have guaranteed limited-to-full payment of principal and interest on the GILs.

At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity if the property has reached stabilization and other conditions are met.

The GILs were held in trust in connection with TOB Trust financings (Note 16), with the exception of Willow Place Apartments, as of September 30, 2021. All GILs were held in trust in connection with TOB Trust financings as of December 31, 2020.

The Partnership has committed to provide additional funding for certain GILs on a draw-down basis during construction. The Partnership had the following investments and remaining funding commitments related to its GILs as of September 30, 2021 and December 31, 2020:

							As of September 30, 2021
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate		Current Interest Rate	Amortized Cost	Maximum Remaining Commitment
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.15%	$40,000,000	$-
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(3),(4)	3.75%	34,000,000	-
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	(4)	3.25%	31,894,945	1,185,055
Legacy Commons at Signal Hills (1)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	(4)	3.57%	26,862,183	7,757,817
Hilltop at Signal Hills (1)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	(4)	3.57%	14,995,969	9,454,031
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%	(4)	4.60%	8,981,200	14,408,800
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%	(4)	4.60%	3,691,245	8,414,378
Osprey Village (1)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	(4)	3.57%	3,589,110	56,410,890
Willow Place Apartments (1)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	(4)	3.55%	1,971,786	23,028,214
								$165,986,438	$120,659,185
(1)	The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 22).
(2)	The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(3)	The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)	The variable index interest rate component is subject to a floor.

							As of December 31, 2020
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate		Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.19%	$40,000,000
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(3),(4)	3.75%	14,403,000
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	(4)	3.25%	10,460,657
								$64,863,657
(1)	The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 22).
(2)	The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon payment of a non-refundable extension fee.
(3)	The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)	The variable index interest rate component is subject to a floor.

Activity in the First Nine Months of 2021

Acquisitions:

During the nine months ended September 30, 2021, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a draw-down basis as summarized below. See above tables for additional information associated with the GIL commitments.

•	$34.6 million commitment related to Legacy Commons at Signal Hills;
•	$24.5 million commitment related to Hilltop at Signal Hills;
•	$23.4 million commitment related to Hope on Avalon;
•	$12.1 million commitment related to Hope on Broadway;
•	$60.0 million commitment related to Osprey Village;
•	$25.0 million commitment related to Willow Place Apartments.

Activity in the First Nine Months of 2020

Acquisitions:

During the nine months ended September 30, 2020, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a draw-down basis as summarized below. See above tables for additional information associated with the GIL commitments.

•	$40.0 million commitment related to Scharbauer Flats Apartments;
•	$34.0 million commitment related to Oasis at Twin Lakes;
•	$33.1 million commitment related to Centennial Crossings.

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of September 30, 2021 and December 31, 2020:

Real Estate Assets as of September 30, 2021
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,456,777	$42,656,045
The 50/50 MF Property	Lincoln, NE	475	-	32,964,752	32,964,752
Vantage at Hutto	Hutto, TX	(1)	3,115,891	-	3,115,891
Land held for development		(2)	1,675,997	-	1,675,997
					$80,412,685
Less accumulated depreciation					(20,181,951)
Net real estate assets					$60,230,734

(1)       The land is owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 5 for further information.

(2)           Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Real Estate Assets as of December 31, 2020
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,375,298	$42,574,566
The 50/50 MF Property	Lincoln, NE	475	-	32,940,854	32,940,854
Land held for development		(1)	1,675,997	-	1,675,997
					$77,191,417
Less accumulated depreciation					(18,150,215)
Net real estate assets					$59,041,202

(1)	Land held for development consists of land and development costs for parcels in Gardner, KS; Richland County, SC and Omaha, NE.

Activity in the First Nine Months of 2021

As of September 30, 2021, the land held for development in Gardner, KS was listed for sale.

Activity in the First Nine Months of 2020

In June 2020, the Partnership determined that the land held for development in Gardner, Kansas was impaired.  The Partnership recorded an impairment charge of $25,200 in the second quarter of 2020, which represented the difference between the Partnership’s carrying value and the estimated fair value of the land.

9. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through a date approximately two to three years after construction completion. The return on these investments earned by the Partnership is reported as “Investment income” in the condensed consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of September 30, 2021 and December 31, 2020 and remaining equity commitment amounts as of September 30, 2021:

Property Name	Location	Units	Month Commitment Executed	Construction Completion Date	Carrying Value as of September 30, 2021	Carrying Value as of December 31, 2020	Maximum Remaining Equity Commitment as of September 30, 2021
Vantage at Powdersville	Powdersville, SC	288	November 2017	February 2020	-	12,295,801	-
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	7,840,500	7,840,500	-
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	-	10,570,000	-
Vantage at Germantown	Germantown, TN	288	June 2018	March 2020	-	12,425,000	-
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	October 2020	12,240,000	14,640,000	-
Vantage at Coventry	Omaha, NE	294	September 2018	February 2021	9,007,435	9,007,435	-
Vantage at Conroe	Conroe, TX	288	April 2019	January 2021	11,164,625	10,406,895	-
Vantage at O'Connor	San Antonio, TX	288	October 2019	June 2021	8,885,353	8,245,890	-
Vantage at Westover Hills	San Antonio, TX	288	January 2020	July 2021	8,643,608	8,021,544	-
Vantage at Tomball	Tomball, TX	288	August 2020	N/A	11,524,260	9,280,134	-
Vantage at Hutto (1)	Hutto, TX	288	November 2020	N/A	-	3,163,676	7,359,952
Vantage at San Marcos	San Marcos, TX	288	November 2020	N/A	1,057,823	981,695	8,943,914
Vantage at Loveland	Loveland, CO	288	April 2021	N/A	7,970,362	-	8,633,831
Vantage at Helotes	Helotes, TX	288	May 2021	N/A	6,932,720	-	5,833,703
Vantage at Fair Oaks	Boerne, TX	288	June 2021	N/A	4,377,963	-	6,656,422
		4,332			$89,644,649	$106,878,570	$37,427,822

(1)  The property became a consolidated VIE effective during the second quarter of 2021 (Note 5).

Activity in the First Nine Months of 2021

In March 2021, Vantage at Germantown sold substantially all assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $16.1 million upon sale. The Partnership recognized approximately $862,000 of “Investment income” and approximately $2.8 million as “Gain on sale of investment in an unconsolidated entity” associated with the sale.

In April 2021, the Partnership executed a $16.3 million equity commitment to fund the construction of the Vantage at Loveland multifamily property.  The Partnership may increase its equity commitment to $18.2 million based upon the occurrence of certain events.

In May 2021, the Partnership executed a $12.6 million equity commitment to fund the construction of the Vantage at Helotes multifamily property.

In May 2021, Vantage at Powdersville sold substantially all assets to an unrelated third party and ceased operations.  The Partnership received cash of approximately $20.1 million upon sale. The Partnership recognized approximately $2.4 million of “Investment income” and approximately $5.5 million as “Gain on sale of investment in an unconsolidated entity” associated with the sale.

In August 2021, Vantage at Bulverde sold substantially all assets to an unrelated third party and ceased operations.  The Partnership received cash of approximately $18.9 million upon sale. The Partnership recognized approximately $1.4 million of “Investment income” and approximately $7.0 million as “Gain on sale of investment in an unconsolidated entity” associated with the sale.

In September 2021, Vantage at Fair Oaks ceased to be a consolidated VIE (Note 5) and the Partnership executed a $11.0 million commitment to fund the construction of the property.

Activity in the First Nine Months of 2020

In January 2020, the Partnership executed a $7.3 million equity commitment to fund construction of the Vantage at Westover Hills multifamily property.

In June 2020, Vantage at Waco sold substantially all assets to an unrelated third party and ceased operations. The Partnership received cash of approximately $10.6 million upon sale. The Partnership recognized approximately $1.3 million of “Investment income” associated with the sale. The Partnership recognized additional “Investment income” of approximately $201,000 in the fourth quarter of 2020 upon the resolution of certain gain contingencies.

In August 2020, the Partnership executed a $10.4 million equity commitment to fund construction of the Vantage at Tomball multifamily property.

The following table provides combined summary financial information for the Partnership’s investments in unconsolidated entities for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Property Revenues	$6,486,029	$3,501,288	$17,444,805	$8,971,999
Gain on sale of property	$17,646,543	$372,974	$42,273,235	$6,635,966
Net income (loss)	$17,591,694	$(1,495,383)	$38,102,642	$341,905

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance
Avistar (February 2013 portfolio)	$201,972	$-	$201,972
Avistar (June 2013 portfolio)	251,622	-	251,622
Centennial Crossings (1) (2)	3,017,729	-	3,017,729
Cross Creek	11,101,887	(7,393,814)	3,708,073
Greens Property	850,000	-	850,000
Hilltop at Signal Hills (1) (2)	1,000,000	-	1,000,000
Legacy Commons at Signal Hills (1) (2)	1,000,000	-	1,000,000
Live 929 Apartments	1,241,348	(1,241,348)	-
Oasis at Twin Lakes (1) (2)	13,948,971	-	13,948,971
Ohio Properties	2,390,446	-	2,390,446
Osprey Village (1)(2)	1,000,000	-	1,000,000
Scharbauer Flats Apartments (1) (2)	3,309,613	-	3,309,613
Willow Place Apartments (2)	1,000,000	-	1,000,000
Total	$40,313,588	$(8,635,162)	$31,678,426
(1)	The property loan is held in trust in connection with a TOB financing (Note 16).
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

The Partnership recognized a provision for loan loss and associated loan loss allowance of zero and approximately $330,000 for the three and nine months ended September 30, 2021, respectively, related to the Live 929 Apartments property loan as the Partnership determined it was probable the outstanding balance will not be collectible.

The Partnership recognized a provision for loan loss and associated loan loss allowance of approximately $812,000 for the three and nine months ended September 30, 2020 related to Live 929 Apartments property loan as the Partnership determined it was probable the outstanding balance will not be collectible.

The interest to be earned on the Live 929 Apartments and Cross Creek property loans was in nonaccrual status for the three and nine months ended September 30, 2021. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest accrued was not probable.  In addition, for the three and nine months ended September 30, 2021 and 2020, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status as, in management’s opinion, the interest was not considered collectible.

Activity in the First Nine Months of 2021

Concurrent with the acquisition of GILs (Note 7), the Partnership committed to provide property loans for the construction of the underlying properties on a draw-down basis for Legacy Commons at Signal Hills, Hilltop at Signal Hills, Osprey Village, and Willow Place Apartments. Property loan commitments for these properties total $100.3 million.

In March 2021, the Partnership amended the secured property loan with Live 929 Apartments to increase the total available loan amount to $1.5 million from $1.0 million. The property loan is subordinate to the MRBs associated with the property.

In August 2021, the Partnership received approximately $328,000 as payment in full for outstanding principal and interest on a note receivable due from Arbors at Hickory Ridge.

Activity in the First Nine Months of 2020

Concurrent with the acquisition of GILs (Note 7), the Partnership committed to provide property loans for the construction of the underlying properties on a draw-down basis for Scharbauer Flats Apartments, Oasis at Twin Lakes, and Centennial Crossings. Property loan commitments for these properties total $76.1 million.

During the third quarter of 2020, the Partnership advanced Live 929 Apartments approximately $406,000 under the secured property loan entered into in August 2019.

The following table summarizes the Partnership’s remaining property loan commitments as of September 30, 2021:

	Maturity Date (1)	Interest Rate		Maximum Remaining Commitment
Centennial Crossings	9/1/2023	LIBOR + 2.50%	(2)	21,232,271
Hilltop at Signal Hills	8/1/2023	SOFR + 3.07%	(2)	20,197,939
Legacy Commons at Signal Hills	2/1/2024	SOFR + 3.07%	(2)	31,233,972
Oasis at Twin Lakes	8/1/2023	LIBOR + 2.50%	(2)	13,755,209
Scharbauer Flats Apartments	1/1/2023	LIBOR + 2.85%		20,850,387
Osprey Village	8/1/2024	SOFR + 3.07%	(2)	24,500,000
Willow Place Apartments	10/1/2024	SOFR + 3.30%	(3)	20,351,328
Total				$152,121,106

(1)	The borrower may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(2)	The index is subject to a floor of 0.5%.
(3)	The index is subject to a floor of 0.25%.

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Current income tax expense (benefit)	$(39,131)	$(33,618)	$104,483	$107,681
Deferred income tax benefit	(42,011)	(34,601)	(77,681)	(66,482)
Total income tax expense (benefit)	$(81,142)	$(68,219)	$26,802	$41,199

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of September 30, 2021 and December 31, 2020.

12. Other Assets

The following table summarizes the other assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Deferred financing costs, net	$1,419,806	$390,649
Fair value of derivative instruments (Note 18)	311,801	321,503
Taxable mortgage revenue bonds, at fair value	2,435,954	1,510,437
Taxable governmental issuer loan held in trust	1,000,000	-
Bond purchase commitments, at fair value (Note 19)	401,223	431,879
Operating lease right-of-use assets, net	1,626,953	1,648,742
Other assets	1,608,565	1,605,374
Total other assets	$8,804,302	$5,908,584

As of September 30, 2021 and December 31, 2020, the operating lease right-of-use assets consisted primarily of a ground lease at the 50/50 MF Property (Note 13).

See Note 23 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Interest expense” in the condensed consolidated statements of operations.  Unrealized gain or losses on taxable MRBs and bond purchase commitments are recorded in the condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

Concurrent with the acquisition of the Hope on Avalon GIL (Note 7), the Partnership entered into a taxable GIL to provide construction financing for the underlying property on a draw-down basis. The GIL and taxable GIL are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. The taxable GIL is held in trust in connection with a TOB Trust financing (Note 16). The following table includes details of the taxable GIL, and the total funding commitment, that was entered into during the nine months ended September 30, 2021:

Property Name	Date Committed	Maturity Date	Initial Outstanding Balance	Total Commitment
Hope on Avalon	January 2021	2/1/2023 (1)	$1,000,000	$10,573,000
(1)	The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.

The following table includes details of the taxable MRB, and the total funding commitment, that was entered into during the nine months ended September 30, 2020:

Property Name	Date Committed	Maturity Date	Initial Outstanding Balance		Total Commitment
Ocotillo Springs - Series A-T	July 2020	8/1/2022 (1)	$-	(2)	$7,000,000

(1)	The borrower has the option to extend the maturity up to one year.
(2)	The Partnership had advanced zero and $1.0 million as of December 31, 2020 and September 30, 2021, respectively.

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the accounts payable, accrued expenses and other liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accounts payable	$214,525	$94,674
Accrued expenses	4,121,562	2,755,010
Accrued interest expense	3,961,834	3,433,247
Operating lease liabilities	2,151,595	2,149,001
Other liabilities	1,737,030	1,517,633
Total accounts payable, accrued expenses and other liabilities	$12,186,546	$9,949,565

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability.  Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount.  As of September 30, 2021, the minimum aggregate annual payment due under the agreement is approximately $138,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter.  The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds.  The Partnership recognized expenses related to the ground lease of approximately $42,000 and $126,000 for the three and nine months ended September 30, 2021 and 2020, respectively, and are reported within “Real estate operating expenses” in the condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of September 30, 2021:

Remainder of 2021	$34,968
2022	141,119
2023	143,561
2024	144,706
2025	147,598
Thereafter	4,369,676
Total	4,981,628
Less: Amount representing interest	(2,830,033)
Total operating lease liabilities	$2,151,595

14. Unsecured Lines of Credit

The following table summarizes the unsecured lines of credit (“LOC” or “LOCs”) as of December 31, 2020:

Unsecured Lines of Credit	Outstanding as of December 31, 2020	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$7,475,000	$50,000,000	June 2022	Variable (1)	Monthly	2.65%
Bankers Trust operating	-	10,000,000	June 2022	Variable (1)	Monthly	3.40%
Total unsecured lines of credit	$7,475,000	$60,000,000

(1)	The variable rate is indexed to LIBOR plus an applicable margin.

In June 2021, the Partnership and Bankers Trust agreed to terminate the $10 million unsecured operating LOC upon closing of a new $40 million secured LOC with BankUnited, N.A. and Bankers Trust (Note 15).  There was no outstanding principal or accrued interest outstanding as of the termination date.

In August 2021, the Partnership and Bankers Trust Company (“Bankers Trust”) agreed to terminate the $50 million unsecured non-operating LOC and was replaced with a secured line of credit (Note 15).  There was no outstanding principal on the unsecured non-operating LOC as of the termination date.

15. Secured Lines of Credit

The following table summarizes the secured LOCs as of September 30, 2021:

Secured Line of Credit	Outstanding as of September 30, 2021	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited general	$6,500,000	$40,000,000	June 2023 (1)	Variable (2)	Monthly	3.50%
Bankers Trust acquisition	-	50,000,000	June 2023	Variable (3)	Monthly	3.10%
	$6,500,000	$90,000,000

(1)

The General LOC contains two one-year extensions subject to certain conditions and payment of a 0.25% extension fee. The first extension request by the Partnership will be granted by the Administrative Agent if all such conditions are met. Any subsequent extension requested by the Partnership will be granted or denied in the sole discretion of the lenders.

(2)	The variable rate is equal to LIBOR + 3.25%, subject to a floor of 3.50%.
(3)

The variable rate is equal to the greater of (i) the Prime Rate or (ii) 3.25% per annum; plus or minus a margin varying from 0.35% to (0.65%) depending upon the ratio of the Partnership’s senior debt to market value of assets.

In June 2021, the Partnership entered into a secured Credit Agreement (“Secured Credit Agreement”) of up to $40 million with BankUnited, N.A. and Bankers Trust Company, and the sole lead arranger and administrative agent, BankUnited, N.A, for a general secured line of credit (“General LOC”).  The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of the Partnership’s capital contributions to equity investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base.

The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which the Partnership must maintain a balance of not less than $5 million. In addition, an affiliate of the Partnership, Greystone Select Holdings LLC (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of September 30, 2021. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify the Administrative Agent if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of September 30, 2021.

In August 2021, the Partnership and Bankers Trust entered into an amended and restated credit agreement for a secured non-operating line of credit (“Acquisition LOC”) with a maximum commitment of up to $50 million. The Acquisition LOC replaces the Partnership’s previous unsecured non-operating line of credit (Note 14). The Acquisition LOC may be used to fund purchases of multifamily real estate, tax-exempt or taxable MRBs, and tax-exempt or taxable loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (collectively, the “financed assets”). The financed assets acquired with the proceeds of the Acquisition LOC will be held in a custody account and the outstanding balances of the Acquisition LOC will be secured by a first priority interest in the financed assets and will be maintained in the custody account until released by Bankers Trust.

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. The Acquisition LOC documents contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of September 30, 2021.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of September 30, 2021 and December 31, 2020:

	Outstanding Debt Financings as of September 30, 2021, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$39,435,294	$4,000	2010	May 2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	77,340,279	4,999	2014	July 2024	Weekly	SIFMA	0.05%	1.27%	1.32%
Fixed - M33	30,345,610	2,606	2015	September 2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	214,415,750	5,000	2018	July 2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	102,872,192	77,530,879	2020	September 2025	Monthly	3-month LIBOR	0.12%	9.00%	9.12% (3)

TOB Trust Securitizations
Mizuho Capital Markets:
Variable - TOB	9,034,467	-	2020	July 2022	Weekly	SIFMA	0.21%	0.89%	1.10%
Variable - TOB	10,032,675	-	2021	February 2023	Weekly	SIFMA	0.21%	1.42%	1.63%
Variable - TOB	4,127,846	-	2021	April 2023	Weekly	SIFMA	0.21%	1.27%	1.48%
Variable - TOB	96,716,042	-	2019	July 2023	Weekly	SIFMA	0.21% - 0.25%	1.17% - 1.67%	1.38% - 1.92%
Variable - TOB	100,813,059	-	2020	September 2023	Weekly	OBFR	0.26%	0.89%	1.15%
Variable - TOB	5,680,103	-	2020	December 2023	Weekly	SIFMA	0.21%	1.27%	1.48%
Variable - TOB	52,531,175	-	2021	January 2024	Weekly	OBFR	0.26%	0.89%	1.15%
Variable - TOB	4,351,664	-	2021	July 2024	Weekly	OBFR	0.26%	1.16%	1.42%
Morgan Stanley:
Fixed - Term TOB	12,936,258	-	2019	May 2024	N/A	N/A	N/A	N/A	1.98%
Total Debt Financings	$760,632,414
(1)	Facility fees have a variable component.
(2)

The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.

(3)

The Partnership has entered into two total return swap transactions with the Secured Notes as the reference security and notional amounts totaling the outstanding principal on the Secured Notes. The total return swaps effectively net down the interest rate on the Secured Notes. Considering the effect of the total return swaps, the effective net interest rate is 4.25% for approximately $39.7 million of the Secured Notes and 1.00% for approximately $63.5 million of the Secured Notes as of September 30, 2021. See Note 18 for further information on the total return swaps.

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

TOB Trust Securitizations
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

The TOB, Term TOB and TEBS financing arrangements are consolidated VIEs of the Partnership (Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, Term TOB and TEBS financings in the condensed consolidated financial statements. See Note 6 for information regarding the MRBs securitized within each TOB, Term TOB and TEBS financing, Note 7 for information regarding the GILs securitized within each TOB Trust financing, Note 10 for information regarding the property loans securitized within each TOB Trust financing and Note 12 for information regarding the taxable GIL securitized within a TOB Trust financing. As the residual interest holder, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the underlying collateral may be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

As of September 30, 2021 and December 31, 2020, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. The restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of two total return swaps that have the Secured Notes as the reference security (Note 18). The Partnership may also be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho. The amount of collateral posting required is dependent on the aggregate valuation of the underlying MRBs, taxable MRB, GILs, taxable GIL and property loans in relation to thresholds set by Mizuho. There was no requirement to post collateral for the TOB Trusts with Mizuho as of September 30, 2021 or December 31, 2020.

The Partnership has entered into various TOB Trust financings with Mizuho secured by MRBs, a taxable MRB, GILs, a taxable GIL, and property loans. The Mizuho TOB Trusts require that the Partnership’s residual interest in the TOB Trusts maintain a certain value in relation to the total assets in each Trust.  In addition, the Master Trust Agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remains listed on the NASDAQ.  If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the senior interests issued by each TOB Trust.  The Partnership was in compliance with these covenants as of September 30, 2021.

The Term TOB Trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply.  The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year; requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remains listed on a nationally recognized stock exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered, which would require the Partnership to purchase a portion or all of the Class A Certificates held by Morgan Stanley.  The Partnership was in compliance with all covenants as of September 30, 2021.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Nine Months of 2021

New Debt Financings:

The following is a summary of the Mizuho TOB Trust financings that were entered into during the nine months ended September 30, 2021:

TOB Trusts Securitization	Initial TOB Trust Financing (1)	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
TOB Trust 2021-XF2926 (2)	$16,190,000	January 2024	Weekly	OBFR	0.89%
Hope on Avalon GIL	5,064,000	February 2023	Weekly	SIFMA	1.42%
Hope on Broadway GIL	2,953,000	February 2023	Weekly	SIFMA	1.42%
Jackson Manor Apartments MRB	3,528,000	April 2023	Weekly	SIFMA	1.27%
TOB Trust 2021-XF2939 (3)	4,085,000	July 2024	Weekly	OBFR	1.16%
Total TOB Trust Financings	$31,820,000
(1)

Amounts shown are the initial funding into the respective TOB Trusts. The balances will increase based upon subsequent fundings of the related securitized assets and the current outstanding balances are contained in the summarized debt financing table above.

(2)

The TOB Trust is a securitization of the Legacy Commons at Signal Hills GIL and property loan, Hilltop at Signal Hills GIL and property loan, Oasis at Twin Lakes property loan and Hope on Avalon taxable GIL.

(3)	The TOB Trust is a securitization of the Osprey Village GIL and property loan and the Ocotillo Spring Series A-T taxable MRB.

Redemptions:

The following is a summary of the TOB Trust financings that were collapsed and all principal and interest were paid in full during the nine months ended September 30, 2021:

Debt Financing	Debt Facility	Month	Paydown Applied
Rosewood Townhomes - Series A	TOB Trust	July 2021	$7,700,000
South Pointe Apartments - Series A	TOB Trust	July 2021	17,990,000
			$25,690,000

Refinancing Activity:

In June 2021, the Partnership extended the maturity date of the Morgan Stanley Term TOB financing from May 2022 to May 2024 and the interest rate was reduced to 1.98% from 3.53%.

Activity in the First Nine Months of 2020

New Debt Financings:

The following is a summary of the Mizuho TOB Trust financings that were entered into during the nine months ended September 30, 2020:

TOB Trusts Securitization	Initial TOB Trust Financing (1)	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
Avistar at Copperfield - Series A	$11,818,000	May 2021 (2)	Weekly	SIFMA	1.67%
Avistar at Wilcrest - Series A	4,479,000	May 2021 (2)	Weekly	SIFMA	1.67%
Avistar at Wood Hollow - Series A	34,007,000	May 2021 (2)	Weekly	SIFMA	1.67%
Gateway Village	2,184,000	May 2021 (2)	Weekly	SIFMA	1.67%
Lynnhaven	2,898,000	May 2021 (2)	Weekly	SIFMA	1.67%
Ocotillo Springs - Series A	100,000	July 2022	Weekly	SIFMA	0.89%
Oasis at Twin Lakes GIL (3)	10,440,000	July 2023	Weekly	SIFMA	0.89%
Scharbauer Flats Apartments GIL (3)	36,000,000	July 2023	Weekly	SIFMA	0.89%
Centennial Crossings GIL (3)	8,707,000	August 2023	Weekly	SIFMA	0.89%
TOB Trust 2020-XF2907 (3)	55,870,000	September 2023	Weekly	OBFR	0.89%
TOB Trust 2020-XF2908	4,790,000	September 2023	Weekly	OBFR	0.89%
Total TOB Trust Financings	$171,293,000

(1)

Amounts shown are the initial funding into the respective TOB Trusts. The balances will increase based upon subsequent fundings of the related securitized assets and the current outstanding balances are contained in the summarized debt financing table above.

(2)	In July 2020, the Partnership extended the maturity date to July 2023.
(3)

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

In September 2020, ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, issued Secured Notes to Mizuho with an aggregate principal amount of $103.5 million. The Secured Notes are secured by the Partnership’s residual certificates associated with its four TEBS Financings. The Secured Notes bear interest at a variable rate equal to the 3-month LIBOR plus 9.00%, payable monthly. Concurrent with the issuance of the Notes, the Partnership entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes (Note 18). Of the $103.5 million of proceeds from the Secured Notes, approximately $26.0 million was received in cash by the Partnership, and approximately $77.5 million was deposited with Mizuho as collateral for the total return swaps.

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
			$51,714,210

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2021 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2021	$1,653,516
2022	15,604,689
2023	222,409,816
2024	158,068,152
2025	11,363,784
Thereafter	354,283,518
Total	763,383,475
Unamortized deferred financing costs and debt premium	(2,751,061)
Total debt financing, net	$760,632,414

17. Mortgages Payable and Other Secured Financing

The following tables summarize the Partnership’s mortgages payable and other secured financing, net of deferred financing costs, as of September 30, 2021 and December 31, 2020:

Property Mortgage Payables	Outstanding Mortgage Payable as of September 30, 2021, net	Outstanding Mortgage Payable as of December 31, 2020, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$2,335,094	$2,521,308	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	23,094,356	23,463,564	2020	April 2027	Fixed	4.35%
Total Mortgage Payable\Weighted Average Period End Rate	$25,429,450	$25,984,872				4.36%

Activity in the First Nine Months of 2020

In February 2020, the Partnership refinanced The 50/50 MF Property Mortgage loan with its existing lender.  The Mortgage loan maturity date was extended seven years to April 2027, and the interest rate decreased to a fixed interest rate of 4.35%.

In February 2020, the Partnership refinanced The 50/50 MF Property TIF loan with its existing lender. The TIF loan maturity date was extended by five years to March 2025, and the interest rate decreased to a fixed interest rate of 4.40%.

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2021 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2021	$292,299
2022	870,162
2023	909,151
2024	947,168
2025	1,746,754
Thereafter	20,665,299
Total	25,430,833
Unamortized deferred financing costs	(1,383)
Total mortgages payable and other secured financings, net	$25,429,450

18. Derivative Financial Instruments

The following table summarizes the terms of the Partnership’s total return swaps as of September 30, 2021 and December 31, 2020:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of September 30, 2021
Sept 2020	39,700,231	Sept 2020	Sept 2025	4.25% (1)	9.12% (3)	3-month LIBOR	Mizuho Capital Markets	$80,492
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.12% (3)	3-month LIBOR	Mizuho Capital Markets	214,736
								$295,228
(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of December 31, 2020
Sept 2020	39,970,485	Sept 2020	Sept 2025	4.25% (1)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	$77,995
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.22% (3)	3-month LIBOR	Mizuho Capital Markets	215,631
								$293,626

(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

Each of the total return swaps has the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 16). The combined notional amount of the total return swaps is $103.2 million, which is the same as the principal balance of the Secured Notes. The rate received on each total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid on each total return swap. Under the total return swaps, the Partnership is liable for any decline in the value of the Secured Notes. If the fair value of the underlying Secured Notes is less than the outstanding principal balance, the Partnership is required to post additional cash collateral equal to the amount of the deficit. Such a deficit will also be reflected in the fair value of the total return swaps.

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a notional amount of $39.7 million, requires the Partnership to maintain cash collateral equal to 35% of the notional amount, which was approximately $14.0 million as of September 30, 2021. The second total return swap with a notional amount of $63.5 million, requires the Partnership to maintain cash collateral equal to 100% of the notional amount, which was approximately $63.5 million as of September 30, 2021. Through March 2022, the Partnership has the option to allocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million, and receive net cash proceeds of approximately 65% of the reallocated notional amount. The second total return swap terminates in March 2022 and any remaining cash collateral will be used to pay down the principal balance of the Secured Notes.

The following tables summarize the Partnership’s interest rate cap agreements as of September 30, 2021 and December 31, 2020:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of September 30, 2021
Aug 2019	76,953,191	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$16,573
							$16,573

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2020
Aug 2019	77,979,924	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$27,877
							$27,877
(1)	See Notes 16 and 23 for additional details.

The Partnership’s derivative financial instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Interest expense” in the condensed consolidated statements of operations. See Note 23 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative financial instruments are presented within “Other assets” in the condensed consolidated balance sheets.

19. Commitments and Contingencies

Legal Proceedings

The Partnership, from time to time, is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur and the amount of the loss can be reasonably estimated, the estimated amount of the loss is accrued in the condensed consolidated financial statements. If the Partnership determines that a loss is reasonably possible, the Partnership will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. While the resolution of these matters cannot be predicted with certainty, the Partnership currently believes there are no pending legal proceedings in which the Partnership is currently involved the outcome of which will have a material effect on the Partnership’s financial condition, results of operations, or cash flows.

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction.  Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt.  The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded in other comprehensive income. The following table summarizes the Partnership’s bond purchase commitment as of September 30, 2021:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Rate	Estimated Closing Date	Fair Value as of September 30, 2021
CCBA Senior Garden Apartments	July 2020	$3,807,000	4.50%	Q4 2021	$401,223
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	-
		$7,707,000			$401,223

Mortgage Revenue Bond and Taxable Mortgage Revenue Bond Commitments

The Partnership has committed to fund additional proceeds related to the Ocotillo Springs Series A MRB (Note 6) and taxable MRB (Note 12) while the related property is under construction. The Partnership’s remaining maximum commitments related to the Series A MRB and the taxable MRB totaled approximately $4.9 million and $6.0 million, respectively, as of September 30, 2021.

The Partnership has committed to fund additional proceeds related to the Jackson Manor Apartments MRB (Note 6) while the related property is under rehabilitation.  The Partnership’s remaining maximum commitment related to the MRB totaled approximately $2.0 million as of September 30, 2021.

Governmental Issuer Loan and Taxable Governmental Issuer Loan Commitments

The Partnership has outstanding commitments to fund the proceeds related to the GILs and a taxable GIL while the related properties are under construction.  Disclosures of remaining maximum commitment for GILs and a taxable GIL are in Note 7 and Note 12, respectively.

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

Construction Loan Guarantees

The Partnership has entered into guaranty agreements for loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of September 30, 2021:

Borrower	Guarantee Maturity	Maximum Balance Available on Loan	Loan Balance as of September 30, 2021	Partnership's Maximum Exposure as of September 30, 2021	Guarantee Terms
Vantage at Stone Creek	2023	$30,824,000	$30,501,955	$15,250,978	(1)
Vantage at Coventry	2023	31,500,000	31,173,875	15,586,937	(1)
Vantage at Murfreesboro	2022 (2)	30,500,000	30,500,000	15,250,000	(3)

(1)

The Partnership’s guaranty was initially for the entire amount of the loan and will decrease based on the achievement of certain events or financial ratios. The Partnership’s maximum exposure will decrease to 25% of the loan balance when certain debt service coverage levels are achieved by the borrower.

(2)	The initial maturity is September 2022, though the borrower may extend the maturity date for one 6-month period.
(3)

The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth and maintain liquid assets of not less than $5.0 million. The Partnership was in compliance with these requirements as of September 30, 2021. The Partnership has also provided indemnification to the lender for costs related to environmental non-compliance and remediation during the term.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of September 30, 2021:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of September 30, 2021
Ohio Properties	2026	$3,011,522
Greens of Pine Glen, LP	2027	2,046,028

20. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership previously issued Series A Preferred Units via a private placement to five financial institutions. The Partnership has not yet issued Series A-1 Preferred Units or Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder.

Upon the sixth anniversary of the closing of the sale or issuance of Series A Preferred Units or Series A-1 Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder have the right to redeem, in whole or in part, the Series A Preferred Units or Series A-1 Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit, plus an amount equal to all declared and unpaid distributions through the date of the redemption. Each holder desiring to exercise its redemption rights must provide written notice of its intent to so exercise no less than 180 calendar days prior to any such redemption date.

Upon the eighth anniversary of the closing of the sale or issuance of Series B Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder have the right to redeem, in whole or in part, the Series B Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit, plus an amount equal to all declared and unpaid distributions through the date of the redemption.

In the event of any liquidation, dissolution, or winding up of the Partnership, the holders of the Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units are entitled to a liquidation preference in connection with their investments.  With respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs, the Series A Preferred Units and Series A-1 Preferred Units will rank: (a) senior to the BUCs and to any other class or series of Partnership interests or securities that is not expressly designated as ranking senior or on parity with the Series B Preferred Units; (b) junior to the Series A Preferred Units and Series A-1 Preferred Units and to each other class or series of Partnership interests or securities with terms expressly made senior to the Series B Preferred Units; and (c) junior to all of the Partnership’s existing indebtedness (including indebtedness outstanding under the Partnership’s senior bank credit facility) and other liabilities with respect to assets available to satisfy claims against the Partnership.

The following table summarizes the outstanding Series A Preferred Units as of September 30, 2021 and December 31, 2020:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2022
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2022
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of September 30, 2021 and December 31, 2020	9,450,000	$94,500,000

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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $571,000 and $300,000 for the three months ended September 30, 2021 and 2020, respectively. The compensation expense for RUAs totaled approximately $840,000 and $635,000 for the nine months ended September 30, 2021 and 2020, respectively. Compensation expense is reported within “General and administrative expenses” in the condensed consolidated statements of operations.

The following table summarizes the RUA activity as of and for the nine months ended September 30, 2021 and for the year ended December 31, 2020:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Nonvested as of January 1, 2020	-	$-
Granted	290,000	4.98
Vested	(154,386)	4.98
Forfeited	(2,802)	4.98
Nonvested as of December 31, 2020	132,812	$4.98
Granted	266,324	6.49
Nonvested as of September 30, 2021	399,136	$5.99

The unrecognized compensation expense related to nonvested RUAs granted under the Plan was approximately $1.3 million as of September 30, 2021. The remaining compensation expense is expected to be recognized over a weighted average period of 1.0 years.  The total intrinsic value of unvested RUAs was approximately $2.4 million as of September 30, 2021.

22. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Partnership administrative fees paid to AFCA 2 (1)	$1,003,000	$922,000	$2,956,000	$2,653,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	117,000	6,000	144,000	47,000
Referral fees paid to an affiliate (3)	9,750	-	9,750	-

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

(3)

The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee equal to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2021, unless the parties mutually agree to extend the term.

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs, GILs and certain property loans for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs, GILs and certain property loans and affiliates for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Non-Partnership property administrative fees received by AFCA 2 (1)	8,000	9,000	$26,000	$27,000
Investment/mortgage placement fees received by AFCA 2 (2)	1,349,000	1,414,000	4,131,000	2,277,000

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

Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase seven of the Partnership’s GILs (Note 7), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac.

Greystone Select, an affiliate of the Partnership, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement (Note 15). The guaranty is enforceable if an event of default occurs, the administrative agent takes certain actions in relation to the collateral and the amounts due under the Secured Credit Agreement are not collected within a certain period of time after the commencement of such actions. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership reported receivables due from unconsolidated entities of approximately $136,000 and $53,000 as of September 30, 2021 and December 31, 2020, respectively. These amounts are reported within “Other assets” in the condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $412,000 and $344,000 as of September 30, 2021 and December 31, 2020, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2021 and December 31, 2020, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2021 and December 31, 2020 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Mortgage revenue bonds	0.9% - 16.6%	1.4% - 13.3%	3.1%	3.0%
Taxable mortgage revenue bonds	4.9% - 8.0%	7.1% - 7.4%	6.7%	7.3%
Bond purchase commitments	3.5% - 4.9%	3.5%	4.2%	3.5%

(1)	Weighted by the total principal outstanding of all the respective securities as of the reporting date.

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

Assets measured at fair value on a recurring basis as of September 30, 2021 are summarized as follows:

	Fair Value Measurements as of September 30, 2021
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$727,826,133	$-	$-	$727,826,133
Mortgage revenue bonds	15,812,184	-	-	15,812,184
Bond purchase commitments (reported within other assets)	401,223	-	-	401,223
Taxable mortgage revenue bonds (reported within other assets)	2,435,954	-	-	2,435,954
Derivative financial instruments (reported within other assets)	311,801	-	-	311,801
Total Assets at Fair Value, net	$746,787,295	$-	$-	$746,787,295

The following tables summarize the activity related to Level 3 assets for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance July 1, 2021	$777,990,096	$392,515	$1,462,862	$321,372	$780,166,845
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	34,331	-	-	1,751,136	1,785,467
Included in other comprehensive income	(4,561,683)	8,708	(24,463)	-	(4,577,438)
Purchases	3,995,000	-	1,000,000	-	4,995,000
Settlements	(33,819,427)	-	(2,445)	(1,760,707)	(35,582,579)
Ending Balance September 30, 2021	$743,638,317	$401,223	$2,435,954	$311,801	$746,787,295
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2021	$-	$-	$-	$(9,261)	$(9,261)
(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months Ended September 30, 2021
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance January 1, 2021	$794,432,485	$431,879	$1,510,437	$321,503	$796,696,304
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	103,292	-	-	5,326,329	5,429,621
Included in earnings (provision for credit loss)	(900,080)	-	-	-	(900,080)
Included in other comprehensive income	(18,884,461)	(30,656)	(67,309)	-	(18,982,426)
Purchases	12,946,500	-	1,000,000	-	13,946,500
Settlements	(44,059,419)	-	(7,174)	(5,336,031)	(49,402,624)
Ending Balance September 30, 2021	$743,638,317	$401,223	$2,435,954	$311,801	$746,787,295
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2021	$(900,080)	$-	$-	$(11,304)	$(911,384)
(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Assets measured at fair value on a recurring basis as of December 31, 2020 are summarized as follows:

	Fair Value Measurements as of December 31, 2020
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$768,468,644	$-	$-	$768,468,644
Mortgage revenue bonds	25,963,841	-	-	25,963,841
Bond purchase commitments (reported within other assets)	431,879			431,879
Taxable mortgage revenue bonds (reported within other assets)	1,510,437	-	-	1,510,437
Derivative instruments (reported within other assets)	321,503	-	-	321,503
Total Assets at Fair Value, net	$796,696,304	$-	$-	$796,696,304

The following tables summarize the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2020:

	For the Three Months Ended September 30, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2020	$787,624,971	$-	$-	$1,456,279	$29,826	$789,111,076
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	34,954	-	-	-	125,631	160,585
Included in earnings (impairment of securities and provision for credit loss)	(3,463,253)	-	-	-	-	(3,463,253)
Included in other comprehensive income	18,248,391	256,222	-	32,840	-	18,537,453
Purchases	2,023,500	-	-	-	-	2,023,500
Settlements	(7,931,962)	-	-	(2,236)	-	(7,934,198)
Ending Balance September 30, 2020	$796,536,601	$256,222	$-	$1,486,883	$155,457	$798,435,163
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2020	$(3,463,253)	$-	$-	$-	$(14,569)	$(3,477,822)
(1)	Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months Ended September 30, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2020	$773,597,465	$-	$43,349,357	$1,383,237	$10,911	$818,340,970
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	90,194	-	(7,219)	-	244,479	327,454
Included in earnings (impairment of securities and provision for credit loss)	(5,285,609)	-	-	-	-	(5,285,609)
Included in earnings (gain on sale of securities)	-	-	1,416,023	-	-	1,416,023
Included in other comprehensive income	32,457,107	256,222	(1,408,804)	110,206	-	31,414,731
Purchases	9,513,450	-	-	-	-	9,513,450
Sale of securities	-	-	(43,349,357)	-	-	(43,349,357)
Settlements	(13,836,006)	-	-	(6,560)	(99,933)	(13,942,499)
Ending Balance September 30, 2020	$796,536,601	$256,222	$-	$1,486,883	$155,457	$798,435,163
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2020	$(5,285,609)	$-	$-	$-	$104,279	$(5,181,330)

(1)Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Total gains and losses included in earnings for the derivative financial instruments are reported within “Interest expense” in the condensed consolidated statements of operations.

As of September 30, 2021 and December 31, 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs and taxable GIL, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs and taxable GILs are categorized as Level 3 assets. The fair value of the GILs and taxable GILs approximated amortized cost as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB Trust financings are credit enhanced by Mizuho. The table below summarizes the fair value of the Partnership’s financial liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$760,632,414	794,828,424	$673,957,640	$709,760,933
Unsecured lines of credit	-	-	7,475,000	7,475,000
Secured lines of credit	6,500,000	6,500,000	-	-
Mortgages payable and other secured financing	25,429,450	25,430,834	25,984,872	25,986,514

24. Segments

The Partnership has four reportable segments - Mortgage Revenue Bond Investments, Other Investments, MF Properties and Public Housing Capital Fund Trusts. Only the Mortgage Revenue Bond Investments, Other Investments, and MF Properties segments had activity for the three months and nine months ended September 30, 2021. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020, as described further below. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

The partnership primarily invests in mortgage investments as defined in the Partnership Agreement, which consistent of MRBs, taxable MRBs, GILs, taxable GILs and related property loans. The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than mortgage investments provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt and other investments cannot exceed 25% of the Partnership’s total assets at the time of acquisition as required under the Partnership Agreement.  Tax-exempt and other investments consist of taxable MRBs, a taxable GIL, real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of MRBs, taxable MRBs, GILs, taxable GILs and related property loans that have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such MRBs and GILs are held as investments, and the related property loans, net of loan loss allowances, are reported as such in the condensed consolidated balance sheets.  As of September 30, 2021, the Partnership reported 72 MRBs and nine GILs. As of September 30, 2021, the Residential Properties financed by MRBs and GILs contain a total of 10,654 and 1,832 rental units, respectively. In addition, one MRB (Provision Center 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” in the condensed consolidated statements of operations are reported within this segment.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and property loans to certain market-rate multifamily properties (Note 10). The Other Investments segment also includes the consolidated VIE of Vantage at Hutto (Note 5).

MF Properties Segment

The MF Properties segment consists primarily of multifamily and student housing residential properties held by the Partnership (Note 8). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. As of September 30, 2021, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

Public Housing Capital Fund Trusts Segment

The Public Housing Capital Fund Trusts segment consisted of the assets, liabilities, and related income and expenses of the Partnership’s PHC Certificates and the related TOB Trust financings. In January 2020, the Partnership sold the PHC Certificates to an unrelated party, and the related TOB Trust financings were collapsed, and all principal and interest was paid in full. As a result, the Public Housing Capital Fund Trusts segment has had no activity after January 2020.

The following table details certain financial information for the Partnership’s reportable segments for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues
Mortgage Revenue Bond Investments	$12,795,214	$10,763,544	$34,624,484	$31,216,575
Other Investments	3,074,909	1,527,472	8,556,926	5,305,324
MF Properties	1,811,778	1,548,931	5,294,475	5,358,132
Public Housing Capital Fund Trusts	-	-	-	174,470
Total revenues	$17,681,901	$13,839,947	$48,475,885	$42,054,501

Interest expense
Mortgage Revenue Bond Investments	$5,186,465	$4,813,114	$15,166,356	$14,908,641
Other Investments	193,876	-	234,375	-
MF Properties	283,111	292,318	847,292	906,082
Public Housing Capital Fund Trusts	-	-	-	197,993
Total interest expense	$5,663,452	$5,105,432	$16,248,023	$16,012,716

Depreciation expense
Mortgage Revenue Bond Investments	$5,912	$4,688	$17,534	$10,471
Other Investments	-	-	-	-
MF Properties	675,013	715,095	2,031,735	2,130,831
Public Housing Capital Fund Trusts	-	-	-	-
Total depreciation expense	$680,925	$719,783	$2,049,269	$2,141,302

Net income (loss)
Mortgage Revenue Bond Investments	$3,453,537	$(1,852,974)	$7,293,774	$888,856
Other Investments	9,836,133	1,527,605	23,546,743	5,303,194
MF Properties	(301,286)	(834,648)	(594,599)	(1,172,961)
Public Housing Capital Fund Trusts	-	-	-	1,390,999
Net income (loss)	$12,988,384	$(1,160,017)	$30,245,918	$6,410,088

The following table details total assets for the Partnership’s reportable segments as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Total assets
Mortgage Revenue Bond Investments	$1,223,689,462	$1,114,146,614
Other Investments	92,248,043	106,931,182
MF Properties	67,379,270	67,988,190
Public Housing Capital Fund Trusts	-	-
Consolidation/eliminations	(98,815,256)	(113,818,107)
Total assets	$1,284,501,519	$1,175,247,879

25. Subsequent Events

In October 2021, the Partnership entered into a TOB Trust financing arrangement with Barclays Bank PLC to securitize the Willow Place GIL and property loan. The TOB Trust financing allows for additional borrowings as the Partnership makes additional advances for the related funding commitments. The following table summarizes the initial terms of the TOB Trust financing:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	OBFR Based Rates	Facility Fees	Initial Interest Rate
TOB Trust 2021-XF2953	$2,375,000	October 2022	Weekly	0.13%	1.27%	1.40%

In October 2021, the Partnership committed to fund an MRB and a taxable MRB for the construction and permanent financing of an affordable multifamily property. The Partnership funded its initial investment with proceeds from the Acquisition LOC. The following table summarizes the terms of the Partnership’s MRB and taxable MRB commitments:

Commitment	Month Acquired	Property Location	Units	Maturity Date	Variable Interest Rate (2)	Initial Funding	Maximum Remaining Commitment
The Residency at the Mayer - Series A (1)	October 2021	Los Angeles, CA	79	4/1/2039	SOFR + 3.60%	$24,000,000	$5,500,000
The Residency at the Mayer - Series A-T	October 2021	Los Angeles, CA	79	4/1/2024	SOFR + 3.70%	1,000,000	11,500,000
						$25,000,000	$17,000,000
(1)	Upon stabilization of the property, the MRB will be partially repaid and resized to a maximum balance of approximately $18.1 million.
(2)	The index is subject to a floor of 0.25%. Upon stabilization, the interest rate of the Series A MRB will convert to a fixed rate of 4.90%.

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

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates and assumptions include those used in determining (i) the fair value of MRBs; (ii) investment impairments; (iii) impairment of real estate assets; and (iv) allowances for loan losses.

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

Environmental Responsibility

We are committed to minimizing the overall environmental impact of our operations. As only 13 employees of Greystone Manager are responsible for the Partnership’s operations, we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

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

As of September 30, 2021, the Partnership had no employees. Thirteen employees of Greystone Manager are responsible for the Partnership’s operations, inclusive of the Partnership’s Chief Executive Officer and Chief Financial Officer. Such employees are subject to the policies and compensation practices of Greystone. Greystone has implemented evaluation and compensation policies designed to attract, retain, and motivate employees who provide services to the Partnership to achieve superior results. Such policies are designed to balance both short-term and long-term performance of the Partnership and to reward individuals for their contributions. The Partnership also reimburses the cost of formal training for those programs that are directly related to an employee’s tasks and responsibilities related to operations of the Partnership. Greystone also supports employees with a confidential annual employee survey, Employee Assistance Program and ethics line.

Greystone and the Partnership are committed to diversity, equity and inclusion (“DEI”). Specific Greystone DEI initiatives include formal diversity training and employee resources groups to support a diverse workforce as well as a formal DEI committee and DEI Leadership Council to lead and advise all DEI related work, events, and learning. Of the 13 employees of Greystone Manager responsible for the Partnership’s operations, two are women and one employee identifies as ethnically diverse.

Corporate Governance

Greystone Manager, as the general partner of the Partnership’s general partner, is committed to corporate governance that aligns with the interests of our unitholders and stakeholders. The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Greystone Manager Board of Managers is in compliance with the NASDAQ listing rules and SEC rules applicable to the Partnership. All the members of the Audit Committee of Greystone Manager are independent under the applicable SEC and NASDAQ independence requirements, two of whom qualify as “audit committee financial experts.” Of the seven Managers of Greystone Manager, one Manager is female.

Recent Developments

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the nine months ended September 30, 2021 and 2020:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income distributable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2021
Mortgage revenue bond advances	2	$3,995	N/A	N/A	6
Mortgage revenue bond redemptions	4	32,380	25,690	$462	6
Governmental issuer loan advances	6	35,582	N/A	N/A	7
Investments in unconsolidated entities	3	6,112	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	8,600	N/A	73	9
Property loan advances	4	14,420	N/A	N/A	10
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	12

For the Three Months Ended June 30, 2021
Mortgage revenue bond advances	2	$6,880	N/A	N/A	6
Governmental issuer loan advances	5	26,474	N/A	N/A	7
Land acquisition for future development	1	1,054	N/A	N/A	8
Investments in unconsolidated entities	2	11,641	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,736	N/A	$1,366	9
Property loan advances	2	1,859	N/A	N/A	10

For the Three Months Ended March 31, 2021
Mortgage revenue bond advance	1	$2,072	N/A	N/A	6
Mortgage revenue bond redemptions	2	7,385	N/A	N/A	6
Governmental issuer loan advances	6	39,068	N/A	N/A	7
Investments in unconsolidated entities	1	1,426	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,425	N/A	$702	9
Property loan advances	3	3,000	N/A	N/A	10
Taxable governmental issuer loan advance	1	1,000	N/A	N/A	12

For the Three Months Ended September 30, 2020
Mortgage revenue bond acquisition	1	$2,024	N/A	N/A	6
Mortgage revenue bond redemption	1	6,480	N/A	N/A	6
Governmental issuer loan advances	2	22,085	N/A	N/A	7
Investment in an unconsolidated entity	1	6,379	N/A	N/A	9
Property loan advances	3	4,066	N/A	N/A	10

For the Three Months Ended June 30, 2020
Mortgage revenue bond acquisitions	2	$7,475	N/A	N/A	6
Governmental issuer loan advance	1	40,000	N/A	N/A	7
Investment in an unconsolidated entity	1	893	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,762	N/A	N/A	9
Property loan advance	1	1,668	N/A	N/A	10

For the Three Months Ended March 31, 2020
Mortgage revenue bond redemption	1	$3,103	N/A	N/A	6
PHC Certificates sold	3	43,349	$34,809	N/A	N/A
Investments in unconsolidated entities	3	10,270	N/A	N/A	9

(1)	See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the nine months ended September 30, 2021 and 2020, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2021
Proceeds from TOB financings with Mizuho	7	$46,223	Yes	N/A	16
Proceeds on issuance of BUCs, net of issuance costs	1	$31,243	N/A	N/A	N/A

For the Three Months Ended June 30, 2021
Net borrowing on secured LOC	1	$6,500	Yes	N/A	15
Proceeds from TOB financings with Mizuho	5	30,983	Yes	N/A	16
Termination of unsecured operating LOC	1	-	No	N/A	14

For the Three Months Ended March 31, 2021
Net repayment on unsecured LOCs	5	$7,475	No	N/A	14
Proceeds from TOB financings with Mizuho	5	39,594	Yes	N/A	16

For the Three Months Ended September 30, 2020
Net repayment on unsecured LOCs	1	$6,852	No	N/A	14
Extension of TOB Financings with Mizuho	10	-	Yes	N/A	16
Proceeds from new TOB Financings with Mizuho	5	82,345	Yes	N/A	16
Repayment of TOB Financings with Mizuho	3	55,867	Yes	N/A	16
Proceeds from new Secured Financings with Mizuho	1	103,500	Yes	N/A	16
Total return swaps executed	2	-	N/A	N/A	18

For the Three Months Ended June 30, 2020
Net borrowing on unsecured LOCs	1	$6,155	No	N/A	14
Proceeds from new TOB Financings with Mizuho	6	91,386	Yes	N/A	16
Repayment of Term TOB & Term A/B Financings with Deutsche Bank	6	51,714	Yes	N/A	16

For the Three Months Ended March 31, 2020
Net repayment on unsecured LOCs	1	$660	No	N/A	14
Refinancing of The 50/50 Mortgage and TIF loans	2	-	Yes	N/A	17

(1)	See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

Effects of COVID-19

The emergence of COVID-19 and new variants of the virus continue to pose risks to the general economy and the Partnership’s operations. We continue to monitor the impact of COVID-19 on all aspects of our business, including impacts to our borrowers, business partners and tenants. While we have developed and implemented measures to monitor and mitigate the impact of COVID-19 to our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous factors that we are unable to reliably predict, including the duration and scope of the pandemic, the emergence of virus variants, general economic conditions, and governmental actions that have been taken, or may be taken in the future, in response to COVID-19.

Mortgage Revenue Bonds and Governmental Issuer Loans

Our MRBs and GILs are secured by affordable multifamily properties (referred to as “Residential Properties”) except for the Live 929 Apartments MRB, which is secured by a student housing property, and the Provision Center 2014-1 MRB, which is secured by a commercial property. The decline in U.S. economic activity as a result of COVID-19 continues to negatively impact employment and earnings for tenants of affordable housing properties nationwide, such as the Residential Properties securing our MRB investments.

We regularly discuss operations with property owners and property management service providers of our multifamily MRB Residential Properties. Since the emergence of COVID-19 in March 2020, we have noted slight declines in occupancy and operating results at our multifamily Residential Properties securing its MRBs due to COVID-19. However, operating results, plus the availability of reserves, have allowed all multifamily Residential Properties to be current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments.

Federal and state governments have instituted various relief measures intended to provide economic assistance to businesses and individuals impacted by COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and direct stimulus payments from the United States government to individuals. We believe such relief measures have helped certain tenants to stay current on their contractual rental payments. If Residential Property operating results significantly decline, we may choose to provide support to Residential Properties through supplemental property loans to prevent defaults on the related MRBs.

During 2020 and the first half of 2021, COVID-19 had a significant impact on Live 929 Apartments, our sole student housing MRB Residential Property. As of September 30, 2021, Live 929 Apartments is 95% occupied, which is higher than occupancy levels prior to COVID-19. The nearby educational institution, Johns Hopkins University, has substantially resumed in-person, on-campus classes for the Fall 2021 semester. The Live 929 Apartments MRB is currently operating under a forbearance agreement related to certain debt covenants and the deferral of contractual MRB principal payments through December 2021. We are actively working with the borrower on opportunities to improve operations and improve cash flows available to pay debt service.

COVID-19 has negatively impacted the performance of the commercial property associated with the Provision Center 2014-1 MRB in the form of lower patient volume and revenues. These results, in conjunction with declines in the general creditworthiness of proton therapy centers in the United States, have resulted in the reduction of the financial performance and support of the property. The borrower filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code in December 2020. The bankruptcy process is ongoing and the property is being positioned for either a refinance of current indebtedness or an outright sale. The outstanding principal balance of the Partnership’s MRB was $10.0 million as of September 30, 2021 and represents approximately 9% of the senior MRBs issued on behalf of borrower. We continually assess forbearance and restructuring options with the other senior bondholders.

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

Investments in unconsolidated entities

Certain materials supply chains and labor needed to construct the properties underlying our investments in unconsolidated entities have been constrained in the current environment, but to date, projects under construction have not experienced any material supply chain disruptions. We have also noted volatile market prices for construction materials, particularly lumber and commodities, yet we have noted no material construction cost overruns to date. Despite leasing challenges from social distancing measures due to COVID-19, all properties that have completed construction are either stabilized or very near stabilization.

MF Properties

The MF Properties are adjacent to universities and serve primarily university students. The University of Nebraska-Lincoln, which is adjacent to The 50/50 MF Property, is currently holding on-campus, in-person classes. The property is 88% occupied as of September 30, 2021, which remains below occupancy levels prior to COVID-19. However, the property has generated sufficient operating cash flows to meet all mortgage payment and operational obligations through September 30, 2021.

San Diego State University, which is adjacent to the Suites on Paseo MF Property, suspended on-campus, in-person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. San Diego State University resumed on-campus, in-person classes in the Fall 2021 semester. Physical occupancy at the Suites on Paseo was 97% as of September 30, 2021, which is higher than occupancy levels prior to COVID-19. There is currently no direct debt associated with the Suites on Paseo and the property’s operating cash flows have been sufficient to meet all operational obligations through September 30, 2021.

General Operations

Employees of Greystone Manager, the general partner of our General Partner, are responsible for our operations, including those individuals acting as executive officers of the Partnership. To protect the health and safety of our employees, we continue to maintain social distancing measures and certain employees continue to utilize work-at-home options. Also, we continue to maintain policies and procedures to address COVID-19, which have closely followed the recommendations and requirements of the CDC and the pronouncements of the state and local authorities of the states in which we operate.

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

The following table compares operating results for the Mortgage Revenue Bond Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Mortgage Revenue Bond Investments
Total revenues	$12,795	$10,764	$2,031	18.9%	$34,624	$31,217	$3,407	10.9%
Interest expense	5,186	4,813	373	7.7%	15,166	14,909	257	1.7%
Segment net income (loss)	3,454	(1,853)	5,307	N/A	7,294	889	6,405	720.5%

Comparison of the three months ended September 30, 2021 and 2020

Total revenue increased for the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to:

•	Contingent interest income of approximately $1.8 million recognized in July 2021 upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs;
•	An increase of approximately $783,000 of interest income from our various GIL investments beginning in June 2020; and
•	A decrease of approximately $754,000 in interest income from MRB investments due primarily to redemption and principal paydowns.

Interest expense increased for the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to:

•	The execution of the Secured Notes in September 2020;
•	An increase in the average outstanding principal related to the TOB financings of $95.2 million;
•

Offset by generally lower SIFMA index rates during the three months ended September 30, 2021 resulting in lower interest expense on our variable rate debt financings. The SIFMA index averaged 0.02% and 0.12 % during the three months ended September 2021 and 2020, respectively. See tables below for additional information regarding the impact of rate changes on the Partnership’s variable rate debt financings; and

•	Approximately $364,000 of previously unamortized deferred financing costs that were recognized as interest expense upon collapse of certain TOB financings in September 2020.

Segment net income (loss) for the three months ended September 30, 2021 increased as compared to the same period in 2020 due to:

•	The changes in total revenue and total interest expense detailed in the tables below;
•	A provision for credit loss of approximately $3.5 million related to the Live 929 Apartments MRB in 2020 that did not recur in 2021;
•	A provision for loan loss of approximately $812,000 related to the Live 929 Apartments MRB in 2020 that did not recur in 2021; and

•

An increase in general and administrative expenses due to increases of approximately $271,000 related to restricted unit award expense, approximately $264,000 related to professional and consulting fees from increased transactional activity during 2021, and approximately $81,000 related to administration fees paid to AFCA2 due to greater assets under management.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended September 30, 2021 and 2020. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$646,288	$9,297	5.8%	$674,488	$10,051	6.0%
Governmental issuer loans	147,950	1,248	3.4%	53,740	465	3.5%
Property loans	24,672	302	4.9%	10,762	183	6.8%
Other investments	3,450	69	8.0%	1,716	45	10.5%
Total interest-earning assets	$822,361	$10,916	5.3%	$740,706	$10,744	5.8%
Contingent interest income		1,849			-
Non-investment income		30			20
Total revenues		$12,795			$10,764

Interest-bearing liabilities:
Lines of credit	$-	$19	N/A	$15,605	$127	3.3%
Fixed TEBS financing	286,371	2,776	3.9%	289,761	2,806	3.9%
Variable TEBS financing	77,498	266	1.4%	78,773	313	1.6%
Variable Secured Notes (1)	103,216	594	2.3%	7,940	45	2.3%
Fixed Term A/B & TOB financing	12,979	64	2.0%	13,066	115	3.5%
Variable TOB financing	268,799	1,198	1.8%	173,634	895	2.1%
Amortization of deferred finance costs	N/A	260	N/A	N/A	497	N/A
Derivative fair value adjustments	N/A	9	N/A	N/A	15	N/A
Total interest-bearing liabilities	$748,864	$5,186	2.8%	$578,779	$4,813	3.3%
Net interest income/spread (2)		$5,730	2.8%		$5,931	3.2%

(1)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)

Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended September 30, 2021 and 2020, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended September 30, 2021 vs. 2020
	Total Change		Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(754)		$(420)	$(334)
Governmental issuer loans	783		815	(32)
Property loans	119		237	(118)
Other investments	24		45	(21)
Total interest-earning assets	$172		$677	$(505)

Interest-bearing liabilities:
Lines of credit	$(108)		$(108)	$-
Fixed TEBS financing	(30)		(33)	3
Variable TEBS financing	(47)		(5)	(42)
Variable Secured Notes (1)	549		549	-
Fixed Term A/B & TOB financing	(51)		(1)	(50)
Variable TOB financing	303		491	(188)
Amortization of deferred finance costs	(237)	(2)	N/A	(237)
Derivative fair value adjustments	(6)		N/A	(6)
Total interest-bearing liabilities	$373		$893	$(520)
Net interest income	$(201)		$(216)	$15

(1)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)	Due primarily to approximately $364,000 of previously unamortized deferred financing costs that were recognized as interest expense upon collapse of certain TOB financings in September 2020.

Comparison of the nine months ended September 30, 2021 and 2020

Total revenue increased for the nine months ended September 30, 2021 as compared to the same period in 2020 due primarily to:

•	An increase of approximately $2.4 million of interest income from our various GIL investments beginning in June 2020;
•	Contingent interest income of approximately $1.8 million recognized in July 2021 upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs;
•	A decrease of approximately $760,000 in interest income from MRB investments due primarily to redemption and principal paydowns; and

Interest expense increased slightly for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to the following various offsetting activities:

•	The execution of the Secured Notes in September 2020;
•	An increase in the average outstanding principal related to the TOB financings of $121.3 million;
•

Offset by generally lower SIFMA index rates during the nine months ended September 30, 2021 resulted in lower interest expense on our variable rate debt financings. The SIFMA index averaged 0.04% and 0.71% during the nine months ended September 30, 2021 and 2020, respectively. See tables below for additional information regarding the impact of rate changes on the Partnership’s variable rate debt financings;

•

The termination of five fixed rate Term A/B financings with interest rates of approximately 4.50% that were replaced by five new TOB financings with an initial variable interest rate of approximately 2.09% in April 2020;

•

Approximately $454,000 of additional interest expense and approximately $285,000 of deferred financing costs that were written off during the nine months ended September 30, 2020 with the termination of the Deutsche Bank Term A/B trust financings in April 2020; and

•	Approximately $364,000 of previously unamortized deferred financing costs that were recognized as interest expense upon collapse of certain TOB financings in September 2020.

Segment net income for the nine months ended September 30, 2021 increased as compared to the same period in 2020 due to:

•	The changes in total revenue and total interest expense detailed in the tables below;
•	A decrease in the provision for credit loss of approximately $4.4 million related to the Provision Center 2014-1 MRB and Live 929 Apartments MRB;
•	A decrease in the provision for loan loss of approximately $482,000 related to the Live 929 Apartments; and
•

Offset by an increase in general and administrative expenses due to increases of approximately $667,000 related to salaries and benefits, approximately $303,000 related to administration fees paid to AFCA2 due to greater assets under management, approximately $205,000 related to restricted unit award expense, and approximately $409,000 related to professional and consulting fees from increased transactional activity during 2021.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the nine months ended September 30, 2021 and 2020. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$659,006	$28,788	5.8%	$672,989	$29,998	5.9%
Governmental issuer loans	118,217	2,961	3.3%	21,987	535	3.2%
Property loans	19,321	768	5.3%	9,104	501	7.3%
Other investments	2,704	180	8.9%	1,720	136	10.5%
Total interest-earning assets	$799,248	$32,697	5.5%	$705,800	$31,170	5.9%
Contingent interest income		1,849			-
Non-investment income		78			47
Total revenues		$34,624			$31,217

Interest-bearing liabilities:
Lines of credit	$4,447	$121	3.6%	$13,964	$386	3.7%
Fixed TEBS financing	287,188	8,349	3.9%	290,532	8,442	3.9%
Variable TEBS financing	77,809	826	1.4%	79,068	1,304	2.2%
Variable Secured Notes (1)	103,306	1,765	2.3%	2,647	45	2.3%
Fixed Term A/B & TOB financing	13,002	294	3.0%	33,811	1,554	6.1%	(2)
Variable TOB financing	242,637	3,110	1.7%	121,314	2,110	2.3%
Amortization of deferred finance costs	N/A	690	N/A	N/A	1,172	N/A
Derivative fair value adjustments	N/A	11	N/A	N/A	(104)	N/A
Total interest-bearing liabilities	$728,389	$15,166	2.8%	$541,336	$14,909	3.7%
Net interest income/spread (3)		$17,531	2.9%		$16,261	3.1%
(1)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)	The increase in average rate was due primarily to approximately $454,000 of additional interest expense related to the termination of the Deutsche Bank Term A/B trust financings in April 2020.
(3)

Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the nine months ended September 30, 2021 and 2020, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Nine Months Ended September 30, 2021 vs. 2020
	Total Change		Average Volume $ Change		Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(1,210)		$(623)		$(587)
Governmental issuer loans	2,426		2,342		84
Property loans	267		562		(295)
Other investments	44		78		(34)
Total interest-earning assets	$1,527		$2,359		$(832)

Interest-bearing liabilities:
Lines of credit	$(265)		$(263)		$(2)
Fixed TEBS financing	(93)		(97)		4
Variable TEBS financing	(478)		(21)		(457)
Variable Secured Notes (1)	1,720		1,720		-
Fixed Term A/B & TOB financing	(1,260)		(956)	(2)	(304)
Variable TOB financing	1,000		2,110	(2)	(1,110)
Amortization of deferred finance costs	(482)	(3)	N/A		(482)
Derivative fair value adjustments	115		N/A		115
Total interest-bearing liabilities	$257		$2,493		$(2,236)
Net interest income	$1,270		$(134)		$1,404
(1)	Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)	The Partnership terminated all Fixed Term A/B & TOB financings with Deutsche Bank in April 2020 and subsequently closed new variable TOB financings with Mizuho.
(3)

Due primarily to approximately $285,000 of deferred finance costs written off with the termination of the Deutsche Bank Term A/B trust financings in April 2020 and approximately $364,000 of previously unamortized deferred financing costs that were recognized as interest expense upon collapse of certain TOB financings in September 2020.

Other Investments Segment

The Other Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain market-rate multifamily properties and issues property loans due from other multifamily properties. The Other Investments segment also includes the consolidated assets of Vantage at Hutto.

The following table compares operating results for the Other Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other Investments
Total revenues	$3,075	$1,527	$1,548	101.4%	$8,557	$5,305	$3,252	61.3%
Interest expense	194	-	194	N/A	234	-	234	N/A
Gain on sale of investments in unconsolidated entities	6,955	-	6,955	N/A	15,227	-	15,227	N/A
Segment net income	9,836	1,528	8,308	543.7%	23,547	5,303	18,244	344.0%

Comparison of the three months ended September 30, 2021 and 2020

The increase in total revenues for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the following:

•	An increase of approximately $1.4 million of investment income primarily from amounts recognized upon the sale of Vantage at Bulverde in August 2021;
•	A net increase of approximately $608,000 in recurring investment income primarily due to additional investments in unconsolidated entities during 2020 and 2021; and
•	Offset by a reduction in recurring income of approximately $453,000 due to the sales of Vantage at Germantown and Vantage at Waco in March 2021 and June 2020, respectively.

The gain on sale of investments in unconsolidated entities is related to the sale of the Vantage at Bulverde property in August 2021.

The change in segment net income for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the change in total revenues and gain on sale of an unconsolidated entity discussed above.

Comparison of the nine months ended September 30, 2021 and 2020

The increase in total revenues for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the following:

•	An increase of approximately $2.4 million in investment income from amounts recognized upon the sale of Vantage at Powdersville in May 2021;
•	An increase of approximately $1.0 million in investment income primarily from amounts recognized upon the sale of Vantage at Bulverde in August 2021;
•	Partially offset by approximately $1.3 million in investment income from amounts recognized upon the sale of Vantage at Waco in June 2020; and
•	A net increase of approximately $1.1 million of investment income due to additional investments in unconsolidated entities during 2020 and 2021.

The gain on sale of investments in unconsolidated entities is related to the sale of the Vantage at Germantown property in March 2021 for approximately $2.8 million, the sale of the Vantage at Powdersville property in May 2021 for approximately $5.5 million and the sale of the Vantage at Bulverde property in August 2021 for approximately $7.0 million.

The change in segment net income for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the change in total revenues and gain on sale of unconsolidated entities discussed above.

MF Properties Segment

The Partnership’s strategy has been to acquire ownership positions in MF Properties in order to position itself for future investments in MRBs that finance these properties or to operate the MF Properties until their “highest and best use” can be determined by management. As of September 30, 2021 and 2020, the Partnership and its consolidated subsidiaries owned two MF Properties which contained a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
MF Properties
Total revenues	$1,812	$1,549	$263	17.0%	$5,294	$5,358	$(64)	-1.2%
Interest expense	283	292	(9)	-3.1%	847	906	(59)	-6.5%
Segment net loss	(301)	(835)	534	64.0%	(595)	(1,173)	578	49.3%

Comparison of the three months ended September 30, 2021 and 2020

The increase in total revenues for the three months ended September 30, 2021 as compared to the same period in 2020 is due to improved occupancy. The 50/50 MF Property is located at the University of Nebraska-Lincoln which is currently holding on-campus, in-person classes. The property is 88% occupied as of September 30, 2021, which remains below occupancy levels prior to COVID-19. However, the property has generated sufficient operating cash flows to meet all mortgage payment and operational obligations through September 30, 2021. San Diego State University, which is adjacent to the Suites on Paseo MF Property, resumed on-campus, in-person classes in the Fall 2021 semester after having suspended on-campus, in-person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. Physical occupancy at the Suites on Paseo was 97% as of September 30, 2021, which is higher than occupancy levels prior to COVID-19.

Interest expense was relatively consistent for the three months ended September 30, 2021 as compared to the same period in 2020.

The improvement in segment net loss for the three months ended September 30, 2021 as compared to the same period in 2020 was due to the change in total revenue described above and approximately $156,000 of net savings from closure of the bistro at the Suites on Paseo in 2020 in addition to generally lower operating expenses at the Partnership’s MF properties.

Comparison of the nine months ended September 30, 2021 and 2020

Total revenues were relatively consistent for the nine months ended September 30, 2021 as compared to the same period in 2020. The University of Nebraska-Lincoln and San Diego State University are currently holding on-campus, in-person classes and occupancy is consistent with occupancy levels prior to COVID-19.

The decrease in interest expense for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020 and slightly lower average outstanding principal balances.

The decrease in segment net loss for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the changes in total revenues and interest expense described above and approximately $534,000 of net savings from closure of the bistro at the Suites on Paseo in 2020.

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

The following table compares operating results for the Public Housing Capital Fund Trusts segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Public Housing Capital Fund Trusts
Total revenues	$-	$-	$-	N/A	$-	$174	$(174)	-100.0%
Interest expense	-	-	-	N/A	-	198	(198)	-100.0%
Segment net income	-	-	-	N/A	-	1,391	(1,391)	-100.0%

Comparison of the three and nine months ended September 30, 2021 and 2020

There were no reported operations for the three and nine months ended September 30, 2021 due to the sale of the PHC Certificates in January 2020 and the collapse and payment in full of all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

Discussion of Occupancy at Investment-Related Properties

The following tables outline information regarding the Residential Properties for which we hold MRBs as investments. The tables also contain information about the MF Properties and properties associated with our investments in unconsolidated entities. The narrative discussion that follows provides a brief operating analysis of each category as of and for the nine months ended September 30, 2021 and 2020.

Non-Consolidated Residential Properties – Stabilized

The owners of the following Residential Properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis.  These Residential Properties have met the stabilization criteria (see footnote 3 below the table) as of September 30, 2021. Debt service on our MRBs for the non-consolidated stabilized properties was current as of September 30, 2021.  The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2021	2021	2020	2021	2020
Non-Consolidated Properties-Stabilized (3)
Courtyard	CA	108	100%	100%	92%	94%
Glenview Apartments	CA	88	95%	99%	96%	94%
Harden Ranch	CA	100	95%	98%	97%	95%
Harmony Court Bakersfield	CA	96	97%	99%	90%	91%
Harmony Terrace	CA	136	99%	98%	117%	123%
Las Palmas II	CA	81	100%	100%	98%	98%
Montclair Apartments	CA	80	99%	99%	95%	100%
Montecito at Williams Ranch Apartments	CA	132	98%	98%	104%	106%
Montevista	CA	82	94%	95%	108%	110%
San Vicente	CA	50	100%	100%	94%	98%
Santa Fe Apartments	CA	89	100%	100%	94%	96%
Seasons at Simi Valley	CA	69	97%	99%	109%	115%
Seasons Lakewood	CA	85	98%	100%	98%	103%
Seasons San Juan Capistrano	CA	112	97%	93%	96%	98%
Solano Vista	CA	96	97%	96%	100%	99%
Summerhill	CA	128	98%	98%	90%	95%
Sycamore Walk	CA	112	99%	98%	89%	91%
The Village at Madera	CA	75	100%	99%	101%	97%
Tyler Park Townhomes	CA	88	100%	99%	97%	97%
Vineyard Gardens	CA	62	98%	100%	96%	100%
Westside Village Market	CA	81	98%	100%	93%	99%
Brookstone	IL	168	96%	95%	96%	102%
Copper Gate Apartments	IN	129	98%	100%	93%	95%
Renaissance	LA	208	93%	96%	90%	91%
Live 929 Apartments	MD	575	95%	67%	72%	84%
Woodlynn Village	MN	59	100%	98%	98%	98%
Gateway Village	NC	64	83%	97%	96%	94%
Greens Property	NC	168	99%	99%	92%	92%
Lynnhaven Apartments	NC	75	84%	99%	86%	93%
Silver Moon	NM	151	94%	97%	93%	90%
Village at Avalon	NM	240	98%	99%	97%	97%
Ohio Properties (4)	OH	362	97%	97%	92%	94%
Bridle Ridge	SC	152	100%	99%	89%	93%
Columbia Gardens	SC	188	89%	95%	99%	90%
Companion at Thornhill Apartments	SC	179	99%	100%	89%	88%
Cross Creek	SC	144	95%	98%	89%	93%
The Palms at Premier Park Apartments	SC	240	97%	98%	93%	91%
Village at River's Edge	SC	124	98%	98%	101%	99%
Willow Run	SC	200	92%	92%	99%	88%
Arbors at Hickory Ridge (5)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	98%	97%	83%	87%
Avistar at the Crest	TX	200	98%	97%	77%	85%
Avistar at the Oaks	TX	156	96%	94%	88%	87%
Avistar at the Parkway	TX	236	97%	96%	84%	81%
Avistar at Wilcrest	TX	88	83%	95%	72%	81%
Avistar at Wood Hollow	TX	409	95%	92%	85%	92%
Avistar in 09	TX	133	99%	95%	89%	92%
Avistar on the Boulevard	TX	344	96%	93%	81%	80%
Avistar on the Hills	TX	129	97%	96%	86%	86%
Bruton Apartments	TX	264	85%	91%	71%	81%
Concord at Gulfgate	TX	288	95%	93%	81%	85%
Concord at Little York	TX	276	93%	93%	81%	84%
Concord at Williamcrest	TX	288	96%	95%	87%	89%
Crossing at 1415	TX	112	99%	96%	87%	88%
Decatur Angle	TX	302	84%	91%	73%	77%
Esperanza at Palo Alto	TX	322	93%	97%	87%	83%
Heights at 515	TX	96	95%	97%	89%	89%
Heritage Square	TX	204	98%	96%	76%	76%
Oaks at Georgetown	TX	192	97%	97%	93%	92%
Runnymede	TX	252	98%	98%	95%	92%
Southpark	TX	192	98%	95%	95%	93%
15 West Apartments	WA	120	99%	100%	99%	99%
		10,519	96%	95%	88%	90%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.
(5)	The MRB was defeased and the underlying property was sold during the three months ended September 30, 2021. As such, the Partnership will not report property occupancy information.

Physical occupancy as of September 30, 2021 was slightly higher compared with the same period in 2020 due primarily to the large increase in physical occupancy at Live 929 Apartments. Economic occupancy for the nine months ended September 30, 2021 was slightly lower compared with the same period in 2020 due primarily to lower economic occupancy at Live 929 Apartments and certain Residential Properties located in Texas during the first half of 2021.

Despite the economic impacts of COVID-19, at this time we have not seen significant declines in physical and economic occupancy for the MRB portfolio on average. We believe this is largely due to government relief programs that aid individuals, including affordable housing tenants, that have experienced economic hardship as a result of COVID-19. If COVID-19 continues to negatively impact the U.S. economy and such government relief programs are discontinued or curtailed, we anticipate there will be a negative impact on economic occupancy and physical occupancy in the future.

The Live 929 Apartments, a student housing property, was more significantly impacted by COVID-19 than affordable multifamily properties, but has generally recovered from an occupancy standpoint for the Fall 2021 semester. The nearby educational institution, Johns Hopkins University, has resumed in-person, on-campus classes for the Fall 2021 semester. As of September 30, 2021, Live 929 Apartments is 95% occupied, which is higher than occupancy prior to COVID-19. Economic occupancy reported above remains low due to lower seasonal operations during the summer months, but we expect operations and economic occupancy to improve over the coming quarters as a result of increased occupancy.

Non-Consolidated Residential Properties - Not Stabilized

The owners of the following Residential Properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE.  As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of September 30, 2021, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of September 30, 2021, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2021	2021	2020	2021	2020
Non-Consolidated Properties-Non Stabilized (3)
Ocotillo Springs (4)	CA	75	n/a	n/a	n/a	n/a
Hope on Avalon (4)	CA	88	n/a	n/a	n/a	n/a
Hope on Broadway (4)	CA	49	n/a	n/a	n/a	n/a
Centennial Crossings (4)	CO	209	n/a	n/a	n/a	n/a
Osprey Village (4)	FL	383	n/a	n/a	n/a	n/a
Willow Place Apartments (4)	GA	182	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (4)	MN	228	n/a	n/a	n/a	n/a
Legacy Commons at Signal Hills (4)	MN	247	n/a	n/a	n/a	n/a
Hilltop at Signal Hills (4)	MN	146	n/a	n/a	n/a	n/a
Jackson Manor Apartments (4)	MS	60	n/a	n/a	n/a	n/a
Scharbauer Flats Apartments (4)	TX	300	n/a	n/a	n/a	n/a
		1,967	n/a	n/a	n/a	n/a

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

(4)	Physical and economic occupancy information is not available for the nine months ended September 30, 2021 and 2020 as the property is under construction or rehabilitation.

As of September 30, 2021, the Partnership had eleven properties that had not stabilized as the properties were still under construction or rehabilitation.

MF Properties

As of September 30, 2021, we owned two MF Properties. The Partnership reports the assets, liabilities, and results of operations of these properties on a consolidated basis.  Both MF Properties are considered stabilized. The 50/50 MF property is encumbered by mortgage loans with an aggregate principal balance of approximately $25.4 million as of September 30, 2021.  Debt service on our mortgage payables was current as of September 30, 2021.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2021	2021	2020	2021	2020
MF Properties
Suites on Paseo	CA	384	97%	64%	77%	70%
The 50/50 Property	NE	475	88%	86%	83%	86%
		859	92%	76%	80%	77%

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
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

The physical occupancy and economic occupancy as of and for the nine months ended September 30, 2021 increased as compared to the same period in 2020 due to an increase in occupancy at the Suites on Paseo MF Property. The University of Nebraska-Lincoln, which is adjacent to the 50/50 MF Property, is currently holding on-campus, in-person classes but occupancy is below occupancy levels prior to COVID-19. San Diego State University, which is adjacent to the Suites on Paseo MF Property, resumed on-campus, in-person classes in the Fall 2021 semester after having suspended on-campus, in-person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. Current occupancy at the Suites on Paseo MF Property is higher than occupancy levels prior to COVID-19.

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

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,
Property Name	State	2021	2021	2020
Vantage at Powdersville (2)	SC	n/a	n/a	79%
Vantage at Bulverde (2)	TX	n/a	n/a	81%
Vantage at Germantown (2)	TN	n/a	n/a	96%
Vantage at Stone Creek	NE	294	89%	72%
Vantage at Murfreesboro	TN	288	98%	65%
Vantage at Coventry	NE	294	96%	31%
Vantage at Conroe	TX	288	85%	4%
Vantage at O'Connor (3)	TX	288	99%	n/a
Vantage at Westover Hills (3)	TX	288	100%	n/a
Vantage at Tomball (4)	TX	288	n/a	n/a
Vantage at Hutto (4) (5)	TX	288	n/a	n/a
Vantage at San Marcos (4)	TX	288	n/a	n/a
Vantage at Loveland (4)	CO	288	n/a	n/a
Vantage at Helotes (4)	TX	288	n/a	n/a
Vantage at Fair Oaks (4)	TX	288	n/a	n/a
		3,468

(1)	Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)	September 2021 information is not available as the properties have been sold.
(3)	September 2020 information is not available as the properties were under construction.
(4)	September 2021 and 2020 information is not available as the properties are either currently under construction or have not yet begun construction.
(5)	The property is reported as a consolidated VIE as of September 30, 2021 (Note 5)

The Vantage Properties at Tomball, Loveland and Helotes are currently under construction and have not commenced leasing activities. The land for the Vantage Properties at Hutto, San Marcos and Fair Oaks has been purchased, but construction activities have not yet begun. We expect construction to begin later in 2021. All other properties are currently in the lease-up phase and either stabilized or are near stabilization.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table compares our revenue and other income for the periods indicated (dollar amounts in in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues and Other Income:
Investment income	$13,620	$12,043	$1,577	13.1%	$40,306	$35,989	$4,317	12.0%
Property revenues	1,812	1,549	263	17.0%	5,294	5,358	(64)	-1.2%
Contingent interest income	1,849	-	1,849	N/A	1,849	12	1,837	15308.3%
Other interest income	401	238	163	68.5%	1,027	686	341	49.7%
Other income	-	10	(10)	-100.0%	-	10	(10)	-100.0%
Gain on sale of securities	-	-	-	N/A	-	1,416	(1,416)	-100.0%
Gain on sale of investments in unconsolidated entities	6,955	-	6,955	N/A	15,227	-	15,227	N/A
Total Revenues and Other Income	$24,637	$13,840	$10,797	78.0%	$63,703	$43,471	$20,232	46.5%

Discussion of the Total Revenues and Other Income for the Three Months Ended September 30, 2021 and 2020

Investment income. The increase in investment income for the three months ended September 30, 2021 as compared to the same period in 2020 was due to the following factors:

•	An increase of approximately $1.6 million of investment income related to investments in unconsolidated entities. This increase consisted of:

o	An increase of approximately $1.4 million in investment income primarily from amounts recognized upon the sale of Vantage at Bulverde in August 2021;

o	A net increase of approximately $608,000 in recurring investment income primarily due to additional investments in unconsolidated entities during 2020 and 2021;

o	Offset by a reduction in recurring income of approximately $453,000 due to the sales of Vantage at Germantown and Vantage at Waco in March 2021 and June 2020, respectively.
•	An increase of approximately $783,000 of investment income related to our GIL investments; and
•

A decrease of approximately $754,000 due to changes in the average volume and interest rates of our MRB investments. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2.

Property revenues.  The increase in total revenues for the three months ended September 30, 2021 as compared to the same period in 2020 is due to improved occupancy at the Suites on Paseo MF Property. The University of Nebraska-Lincoln, which is adjacent to the 50/50 MF Property, is currently holding on-campus, in-person classes but occupancy is below occupancy levels prior to COVID-19. San Diego State University, which is adjacent to the Suites on Paseo MF Property, resumed on-campus, in-person classes in the Fall 2021 semester after having suspended on-campus, in-person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. Physical occupancy at the Suites on Paseo was 97% as of September 30, 2021, which is higher than occupancy levels prior to COVID-19.

Contingent interest income. Contingent interest income recognized for the three months ended September 30, 2021 was realized upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs in July 2021. There was no contingent interest income recognized for the three months ended September 30, 2020.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The increase in other interest income is primarily due to interest on approximately $19.3 million of property loan advances made during the nine months ended September 30, 2021 and throughout 2020.

Other income. There was minimal other income recognized for the three months ended September 30, 2021 and 2020.

Gain on sale of investment in an unconsolidated entity. The gain on sale of investments in unconsolidated entities for the three months ended September 30, 2021 relates to the sale of Vantage at Bulverde in August 2021. There was no gain on sale of investments in unconsolidated entities reported for the three months ended September 30, 2020.

Discussion of the Total Revenues and Other Income for the Nine Months Ended September 30, 2021 and 2020

Investment income. The increase in investment income for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the following factors:

•	An increase of approximately $3.3 million of investment income related to investments in unconsolidated entities. This increase consisted of:
o	An increase of approximately $2.4 million in investment income from amounts recognized upon the sale of Vantage at Powdersville in May 2021;
o	An increase of approximately $1.0 million in investment income primarily from amounts recognized upon the sale of Vantage at Bulverde in August 2021;
o	Partially offset by approximately $1.3 million in investment income from amounts recognized upon the sale of Vantage at Waco in June 2020; and
o	A net increase of approximately $1.1 million of investment income due to additional investments in unconsolidated entities during 2020 and 2021.
•	An increase of approximately $2.4 million of investment income related to our GIL investments;
•

Offset by a decrease of approximately $1.2 million due to changes in the average volume and interest rates of our MRB investments. See discussion of volume and interest rate changes in the Mortgage Revenue Bond Investments segment previously included in Item 2; and

•	A decrease of approximately $162,000 of investment income related to the PHC Certificates that were sold in January 2020.

Property revenues. Total revenues were relatively consistent for the nine months ended September 30, 2021 as compared to the same period in 2020. The University of Nebraska-Lincoln and San Diego State University are currently holding on-campus, in-person classes. The 50/50 MF Property occupancy is below and the Suites on Paseo MF Property occupancy is above levels prior to COVID-19.

Contingent interest income. Contingent interest income recognized for the nine months ended September 30, 2021 was realized upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs in July 2021. There was minimal contingent interest income recognized for the nine months ended September 30, 2020.

Other interest income. Other interest income is comprised primarily of interest income on property loans held by us. The increase in in other interest income is primarily due to interest on approximately $19.3 million of property loan advances made during the nine months ended September 30, 2021 and throughout 2020.

Other income. There was minimal other income recognized for the nine months ended September 30, 2021 and 2020.

Gain on sale of securities. There was no gain on sale of securities for the nine months ended September 30, 2021. The gain on sale of securities for the nine months ended September 30, 2020 related to the sale of the PHC Certificates in January 2020.

Gain on sale of investment in an unconsolidated entity.  The gain on sale of investments in unconsolidated entities is related to the sale of the Vantage at Germantown property in March 2021 for approximately $2.8 million, the sale of the Vantage at Powdersville property in May 2021 for approximately $5.5 million and the sale of the Vantage at Bulverde property in August 2021 for approximately $7.0 million. There was no gain on sale of investments in unconsolidated entities reported for the nine months ended September 30, 2020.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,240	$1,456	$(216)	-14.8%	$3,008	$3,485	$(477)	-13.7%
Provision for credit loss	-	3,463	(3,463)	-100.0%	900	5,286	(4,386)	-83.0%
Provision for loan loss	-	812	(812)	-100.0%	330	812	(482)	-59.4%
Impairment charge on real estate assets	-	-	-	N/A	-	25	(25)	-100.0%
Depreciation and amortization	681	720	(39)	-5.4%	2,049	2,141	(92)	-4.3%
Interest expense	5,663	5,105	558	10.9%	16,248	16,013	235	1.5%
General and administrative	4,145	3,512	633	18.0%	10,895	9,257	1,638	17.7%
Total Expenses	$11,729	$15,068	$(3,339)	-22.2%	$33,430	$37,019	$(3,589)	-9.7%

Discussion of the Total Expenses for the Three Months Ended September 30, 2021 and 2020

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased slightly for the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to the closure of the bistro at the Suites on Paseo beginning in Fall 2020.

Provision for credit loss. There was no provision for credit loss for the three months ended September 30, 2021. The provision for credit loss for the three months ended September 30, 2020 is related to the other-than-temporary impairment of the Live 929 Apartments MRB.

Provision for loan loss. There was no provision for loan loss for the three months ended September 30, 2021. The provision for loan loss for the three months ended September 30, 2020 is related to the Live 929 Apartments property loan.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the three months ended September 30, 2021 as compared to the same period in 2020 related to the Suites of Paseo MF Property due to real estate assets that became fully depreciated in 2020.

Interest expense. The increase in interest expense for the three months ended September 30, 2021 as compared to the same period in 2020 was due to the following factors:

•	An increase of approximately $1.0 million due to higher average principal outstanding;
•

A decrease of approximately $316,000 due to a decrease in effective interest rates of the debt financing portfolio as a result of recent refinancing activities and generally lower market interest rates; and

•	A decrease of approximately $123,000 in amortization of deferred financing costs.

General and administrative expenses.  The increase in general and administrative expenses was primarily due to increases of approximately $271,000 related to restricted unit award expense, approximately $264,000 related to professional and consulting fees from increased transactional activity during 2021, and approximately $81,000 related to administration fees paid to AFCA2 due to greater assets under management.

Discussion of the Total Expenses for the Nine Months Ended September 30, 2021 and 2020

Real estate operating expenses.  Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to the closure of the bistro at the Suites on Paseo beginning in Fall 2020.

Provision for credit loss. The provisions for credit losses for the nine months ended September 30, 2021 related to an other-than-temporary impairment of approximately $900,000 related to the Provision Center 2014-1. The provision for credit loss for the nine months ended September 30, 2020 consisted of other-than-temporary impairments of approximately $3.5 million related to the Live 929 Apartments MRB and approximately $1.8 million related to the Provision Center 2014-1 MRB.

Provision for loan loss. The provisions for loan loss for the nine months ended September 30, 2021 and 2020 are related to the loan loss allowance established for the Live 929 Apartments property loan.

Impairment charge on real estate assets. There was no impairment charge recognized for the nine months ended September 30, 2021. The impairment charge for the nine months ended September 30, 2020 related to the land held for development in Gardner, KS.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization for the nine months ended September 30, 2021 as compared to the same period in 2020 was related to the Suites of Paseo MF Property due to real estate assets that became fully depreciated in 2020.

Interest expense. The increase in interest expense for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the following factors:

•

A decrease of approximately $2.3 million due to a decrease in effective interest rates of the debt financing portfolio as a result of recent refinancing activities and generally lower market interest rates;

•	A decrease of approximately $460,000 in amortization of deferred financing costs;
•	An increase of approximately $2.9 million due to higher average principal outstanding; and
•	An increase of approximately $116,000 related to fair value adjustments to interest rate derivatives, net of cash paid.

General and administrative expenses. The increase in general and administrative expenses for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to increases of approximately $667,000 related to salaries and benefits, approximately $303,000 related to administration fees paid to AFCA2 due to greater assets under management, approximately $205,000 related to restricted unit award expense, and approximately $409,000 related to professional and consulting fees from increased transactional activity during 2021.

Discussion of the Income Tax Expense for the Three and Nine Months Ended September 30, 2021 and 2020

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. The Greens Hold Co reported income tax benefit of approximately $81,000 and income tax expense of approximately $27,000 for the three and nine months ended September 30, 2021, respectively. The Greens Hold Co reported income tax benefit of approximately $68,000 and income tax expense of approximately $41,000 for the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to COVID-19. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results.

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments, debt service (principal and interest payments) related to our debt financings, the potential exercise of redemption rights by the holders of the Series A Preferred Units, and distribution payments. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and MF Properties, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable, the potential exercise of redemption rights by the holders of the Series A Preferred Units and additional investments in MRBs, GILs, property loans and unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs and GILs, and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•	Unrestricted cash on hand;
•	Operating cash flows from investments in MRBs, GILs and investments in unconsolidated entities;
•	Net operating cash flows from MF Properties;
•	Secured lines of credit;
•	Proceeds from our total return swap transactions associated with our Secured Notes;
•	Proceeds from obtaining additional debt;
•	Issuances of BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests; and
•	Proceeds from the sale of assets.

Unrestricted Cash on Hand

As of September 30, 2021, the Partnership had unrestricted cash on hand of approximately $91.5 million. The Partnership is required to keep a minimum of $5.0 million of unrestricted cash on hand under the terms of certain guaranty obligations. There are no other contractual restrictions of the Partnership’s ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular interest payments received on our MRBs, GILs and property loans that provide consistent cash receipts throughout the year. All MRBs and GILs are current on contractual debt service payments as of September 30, 2021, except for the Provision Center 2014-1 MRB. Receipts, net of interest expense on related debt financings and line of credit balances, are available for general use by the Partnership. The Partnership also receives distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

Receipt of cash from our investments in MRBs and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from GILs and certain property loans is dependent on the availability of interest reserves and the funding of certain equity commitments by the owners of the underlying properties.

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

Secured Lines of Credit

In June 2021, we executed a new secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million. The proceeds of the secured LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of the Partnership’s capital contributions to equity investments, subject to certain restrictions. The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which the Partnership must maintain a balance of not less than $5.0 million. The Partnership is subject to various affirmative and negative covenants that, among others, require the Partnership to maintain a minimum liquidity of not less than $5.0 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify the Administrative Agent if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of September 30, 2021. The balance of the General LOC was $6.5 million with the ability to draw an additional $33.5 million as of September 30, 2021. The General LOC has a maturity date of June 2023, with options to extend for up to two additional years.

In August 2021, the Partnership and Bankers Trust Company (“Bankers Trust”) entered into an amended credit agreement for a secured non-operating line of credit (“Acquisition LOC”) with a maximum commitment of $50 million. The Acquisition LOC replaces the Partnership’s previous unsecured non-operating line of credit. The Acquisition LOC may be used to fund purchases of multifamily real estate, MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs and related property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of September 30, 2021. There was no outstanding balance on the Acquisition LOC and approximately $50.0 million was available as of September 30, 2021. The Acquisition LOC has a maturity date of June 2023.

Proceeds from our Total Return Swap Transactions

We have issued Secured Notes to Mizuho totaling $103.5 million. Concurrent with the issuance of the Secured Notes, we entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes. The combined notional amount of the total return swaps is $103.2 million, which is the same as the outstanding principal balance of the Secured Notes.

The first total return swap has a notional amount of $39.7 million as of September 30, 2021. Our interest rate on the notional amount is equal to 3-month LIBOR plus 3.75%, with an interest rate floor of 4.25%. We are required to maintain cash collateral with Mizuho equal to 35% of the notional amount, which was approximately $14.0 million as of September 30, 2021. The remaining $26.0 million was received as cash proceeds during 2020.

The second total return swap has a notional amount of $63.5 million as of September 30, 2021. The Partnership’s interest rate on the notional amount is equal to 3-month LIBOR plus 0.50%, with an interest rate floor of 1.00%. We are required to maintain cash collateral with Mizuho equal to 100% of the notional amount as of September 30, 2021. Through March 2022, we have the option to reallocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million. Upon such a reallocation, cash equal to 35% of the notional amount reallocated will be posted as collateral for the first total return swap and 65% of the notional amount reallocated will be advanced as net proceeds for our general use. As of September 30, 2021, we have the option to reallocate up to $63.5 million of notional amount, which if fully reallocated will generate additional net cash proceeds of approximately $41.3 million for our general use.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. The Partnership may obtain leverage for these investments by posting the investments as security. As of September 30, 2021, the Partnership’s primary unleveraged assets were certain MRBs with outstanding principal totaling approximately $19.3 million. Of these MRBs, approximately $10.0 million is principal outstanding on the Provision Center 2014-1 MRB, for which the borrower has declared Chapter 11 bankruptcy, and which could limit our ability to obtain leverage related to this MRB.

Issuances of BUCs, Series A-1 Preferred Units or Series B Preferred Units

We may, from time to time, issue additional BUCs in the public market.  In December 2019, the Partnership’s Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the SEC under which the Partnership may offer up to $225.0 million of BUCs for sale from time to time. The Registration Statement will expire in December 2022.

In September 2021, we completed an underwritten public offering of 5,462,500 BUCs. The offering resulted in net cash proceeds of approximately $31.2 million for the Partnership, after the payment of underwriting discounts, commissions and offering expenses.

In July 2021, the Partnership entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of September 30, 2021, the Partnership has not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

The Partnership is authorized to issue various series of Preferred Units under the Partnership Agreement. In September 2021, our registration statement on Form S-3 for the registered offering and issuance of up to 3,500,000 of Series A-1 Preferred Units was declared effective by the SEC. The Partnership is able to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. No Series A-1 Preferred Units had been sold as of September 30, 2021.

In September 2021, our registration statement on Form S-3 for the registered offering and issuance of up to 10,000,000 of a newly-created series of limited partnership interests designated as Series B Preferred Units was declared effective by the SEC. The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. No Series B Preferred Units had been sold as of September 30, 2021.

We may also designate and issue additional series of preferred units representing limited partnership interests in the Partnership in accordance with the terms of the Partnership Agreement.

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

In August 2021, our investment in Vantage at Bulverde was redeemed upon the sale of the underlying property and we received cash of approximately $18.9 million related to the sale.

Uses of Liquidity

Our principal uses of liquidity consist of:

•	General and administrative expenses;
•	Investment funding commitments;
•	Debt service on debt financings, Secured Notes, mortgages payable, and secured lines of credit;
•	Distributions paid to holders of Preferred Units and BUCs;

•	Potential redemptions of Series A Preferred Units; and
•	Other contractual obligations.

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

Investment Funding Commitments

Our overall strategy is to continue to increase our investment in quality multifamily properties through either the acquisition of MRBs, GILs, property loans or equity investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of September 30, 2021:

Investment	Remaining Funding Commitments
Mortgage revenue bonds (1)	$6,930,000
Taxable mortgage revenue bond (1)	6,000,000
Governmental issuer loans (1)	120,659,185
Taxable governmental issuer loan (1)	9,573,000
Investments in unconsolidated entities	37,427,822
Property loans (1)	152,121,106
Bond purchase commitments (2)	7,707,000
Total	$340,418,113

(1)

The assets associated with these commitments are securitized in TOB financing facilities with Mizuho that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership.

(2)	These investment commitments are contingent upon the completion and stabilization of the underlying properties.

Debt Service on Debt Financings, Secured Notes, Mortgages Payable, and Secured Lines of Credit

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs, a taxable MRB, GILs, a taxable GIL and certain property loans. The financing arrangements generally involve the securitization of these investment assets into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties in exchange for debt proceeds. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs. In the case of forbearance or default on an underlying investment asset in a Term TOB or TOB financing, we may be required to fund shortfalls in principal and interest payable to the senior beneficial interests, repurchase a portion of the outstanding senior beneficial interests, or repurchase the underlying investment asset and seek alternative financing. We anticipate that cash flows from the securitized investment assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

The Partnership may be required to post collateral if the value of investment assets securitized in TOB financings drop below a threshold in the aggregate. We have not been required to post collateral due to declines in the value of the securitized assets during the nine months ended September 30, 2021.

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

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	Fixed	$298,598,566	39.1%	$301,073,976	44.5%
Fixed	Variable	287,174,909	37.6%	310,286,167	45.9%
Variable (1)	Variable (1)	177,610,000	23.3%	64,972,998	9.6%
Total		$763,383,475		$676,333,141

(1)

The securitized assets and related debt financings each have variable interest rates, though the variable rate indices may differ. As such, the Partnership is at least partially hedged against rising interest rates.

In October 2021, we executed our first TOB financing with Barclays Bank PLC (“Barclays”) as the lender. The addition of Barclays provides an alternative financing source and diversification of our lender relationships.

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

Our General LOC and Acquisition LOC require monthly interest payments on outstanding balances monthly and certain quarterly commitment fees. Such obligations are paid primarily from operating cash flows. The Acquisition LOC requires principal payments as previously described in this Item 2. The General LOC does not require principal payments until maturity in June 2023 as long as the outstanding principal is less than or equal to the borrowing base calculation.

Distributions Paid to Holders of Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%.  If the Partnership were to issue Series A-1 Preferred Units or Series B Preferred Units, holders of such units will be paid quarterly distributions, if declared by the General Partner, at annual fixed rates of 3.0% and 3.4%, respectively. The Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units are non-cumulative, non-voting and non-convertible.

On September 9, 2021, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly distribution of $0.11 per BUC to unitholders of record on September 30, 2021 and payable on October 29, 2021.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant, including the effects of COVID-19.

Potential Redemptions of Series A Preferred Units

Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, each holder of Series A Preferred Units has the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The first optional redemption dates for the currently outstanding Series A Preferred Units range from March 2022 through October 2023 and the holders must provide notice of the election to redeem no less than 180 days prior to such redemption dates. No Unitholders have given notice of their election to redeem Series A Preferred Units as of September 30, 2021. If the holders of the Series A Preferred Units elect to redeem, we will be required, subject to certain restrictions, to secure funds to redeem from unrestricted cash on hand, proceeds from our General LOC, additional borrowings or through additional capital raising options.

In July 2021, our registration statement on Form S-4 to register the offering and issuance of up to 9,450,000 of Series A-1 Preferred Units under a shelf registration process was declared effective by the SEC. Under this offering, the Partnership may issue up to 9,450,000 Series A-1 Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units. If unitholders elect to exchange Series A Preferred Units for Series A-1 Preferred Units, the new Series A-1 Preferred Units will not be eligible for redemption until the sixth anniversary of the date of the exchange, except in certain limited circumstances.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments by the Partnership.

Cash Flows

For the nine months ended September 30, 2021, we generated cash of $51.8 million, which was the net result of $23.3 million provided by operating activities, $64.6 million used in investing activities, and $93.1 million provided by financing activities.

Cash provided by operating activities totaled $23.3 million for the nine months ended September 30, 2021, as compared to $12.6 million generated for the nine months ended September 30, 2020. The change between periods was primarily due to the following factors:

•

An increase of $23.8 million in net income, offset by the $15.2 million related to the gain on sale of unconsolidated entities that is cash from investing activities and $4.4 million decrease in the provision for credit loss; and

•	An increase of $7.0 million related to changes in the preferred return receivable from unconsolidated entities;

Cash used in investing activities totaled $64.6 million for the nine months ended September 30, 2021, as compared to cash used of $30.2 million for the nine months ended September 30, 2020. The change between periods was primarily due to the following factors:

•	A decrease of $43.3 million due to proceeds from the sale of the PHC Certificates;
•	A decrease of $39.0 million due to continued advances on GILs and $13.5 million due to continued advances on property loans;
•	A decrease of $4.4 million in MRBs acquisitions and draw-down funding;
•	An increase of $37.2 million of proceeds from the sale of investments in unconsolidated entities; and
•	An increase of $32.1 million in principal payments on MRBs, primarily due to MRB redemptions.

Cash provided by financing activities totaled $93.1 million for the nine months ended September 30, 2021, as compared to cash provided of $104.9 million for the nine months ended September 30, 2020. The change between periods was primarily due to the following factors:

•	A net decrease of $44.1 million in proceeds from debt financing;
•	A net decrease of $6.1 million due to payments on the unsecured lines of credit;
•	An increase of $31.2 million net proceeds from the sale of BUCs;
•	An increase of approximately $915,000 from a reduction in distributions paid; and
•	An increase of $6.5 million from borrowing on the secured line of credit.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We utilize leverage to enhance rates of return to our Unitholders. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. We use target constraints for each type of financing utilized by us to manage an overall 75% leverage constraint, as established by the Board of Managers of Greystone Manager, which is the general partner of the Partnership’s General Partner. The Board of Managers of Greystone Manager retains the right to change the leverage constraint in the future based on consideration of factors the Board of Managers considers relevant. We define our leverage ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and MF Properties. As of September 30, 2021, our overall leverage ratio was approximately 66%.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results.  To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provisions for credit and loan losses, impairments on MRBs, GILs, PHC Certificates, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also deducts Tier 2 income (Note 3 to the Partnership’s condensed consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and distributions and accretion for the Preferred Units.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$12,988,384	$(1,160,017)	$30,245,918	$6,410,088
Change in fair value of derivatives and interest rate derivative amortization	9,261	14,569	11,304	(104,279)
Depreciation and amortization expense	680,925	719,783	2,049,269	2,141,302
Provision for credit loss (1)	-	3,463,253	900,080	5,285,609
Provision for loan loss (2)	-	811,706	330,116	811,706
Reversal of impairment on securities (3)	-	-	-	(1,902,979)
Impairment charge on real estate assets	-	-	-	25,200
Amortization of deferred financing costs	368,829	497,018	823,212	1,288,044
Restricted unit compensation expense	570,467	299,524	839,551	634,860
Deferred income taxes	(42,011)	(34,601)	(77,681)	(66,482)
Redeemable Preferred Unit distributions and accretion	(717,762)	(717,763)	(2,153,288)	(2,153,288)
Tier 2 (Income distributable) Loss allocable to the General Partner (4)	(534,873)	-	(2,603,020)	80,501
Bond purchase premium (discount) amortization (accretion), net of cash received	(17,846)	(20,389)	(54,552)	(39,956)
Total CAD	$13,305,374	$3,873,083	$30,310,909	$12,410,326

Weighted average number of BUCs outstanding, basic	60,646,528	60,545,204	60,637,976	60,614,862
Net income per BUC, basic	$0.19	$(0.03)	$0.42	$0.07
Total CAD per BUC, basic	$0.22	$0.06	$0.50	$0.20
Distributions declared, per BUC	$0.11	$0.06	$0.31	$0.245
(1)

The provision for credit loss for the nine months ended September 30, 2021 relates to the impairment of the Provision Center 2014-1 MRB. The provision for credit loss for the three months ended September 30, 2020 relates to impairment of the Live 929 Apartments MRB. The provision for credit loss for the nine months ended September 30, 2020 consists of impairments of approximately $3.5 million for the Live 929 Apartments MRB and approximately $1.8 million for the Pro Nova 2014-1 MRB

(2)	The provision for loan loss for the nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020 relates to impairment of the Live 929 Apartments property loan.
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

For the nine months ended September 30, 2021, Tier 2 income allocable to the general partner consisted of approximately $702,000 related to the gain on sale of Vantage at Germantown in March 2021, approximately $1.4 million related to the gain on sale of Vantage at Powdersville in May 2021, approximately $462,000 related to the redemption of Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs in July 2021, and approximately $73,000 related to the gain on sale of Vantage at Bulverde in August 2021. For the nine months ended September 30, 2020, Tier 2 income was due to the gain on sale of the PHC Certificates, net of prior impairments recorded.

Off Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we held MRBs, GILs, taxable MRBs, a taxable GIL and certain property loans that are collateralized by Residential Properties and one commercial property.  The affordable multifamily properties and commercial property are owned by entities that are not controlled by us.  We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

Contractual Obligations

As discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2020, we have various debt service obligations related to our debt financings, mortgages payable and lines of credit arrangements.  Our strategic objective is to leverage our new MRB, GIL and property loan investments utilizing long-term securitization financings either with Freddie Mac through its TEBS program or with other lenders with trust securitizations similar to the TOB financing program with Mizuho and the Term TOB financing program with Morgan Stanley. This strategy allows us to better match the duration of our assets and liabilities and to better manage the spread between our assets and liabilities.

The Partnership’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference herein, have only changed pursuant to the executed contracts during the nine months ended September 30, 2021 as disclosed herein.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will be adopted in future periods, see Note 2 to the Partnership’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

COVID-19 continued to impact the general economy during the nine months ended September 30, 2021, though there are indications that the economy is recovering. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. With the exception of on-going developments related to COVID-19, there have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Mortgage Revenue Bonds Sensitivity Analysis

A third-party pricing service is used to value our MRBs. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application.  The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRBs.  The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. We completed a sensitivity analysis which is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of September 30, 2021:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$743,638	0.9%	-16.6%	1.0%	-18.3%	$14,347

Geographic Risk

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations (geographic risk) in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding for the dates indicated:

	September 30, 2021	December 31, 2020
Texas	45%	43%
California	19%	17%
South Carolina	12%	17%

During 2020 and so far in 2021, Texas, California and South Carolina have experienced significant fluctuations in COVID-19 cases, though there have been no significant declines in occupancy or materially lower rental collections at Residential Properties in these states to date. Future increases in COVID-19 cases in these states may pose risk to our Residential Properties.

Summary of Interest Rates on Borrowings and Derivative Financial Instruments

As of September 30, 2021, the total costs of borrowing by investment type were as follows:

•	The secured LOCs have variable interest rates ranging between 3.1% and 3.5%;
•	The M31 TEBS financing has a variable interest rate of 1.3%;
•	The M24 and M33 TEBS financings have fixed interest rates that range between 3.1% and 3.2%;
•	The M45 TEBS financing has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•	The Term TOB Trust securitized by an MRB has a fixed interest rate of 2.0%;
•	The TOB Trust financings securitized by MRBs, GILs and property loans have variable interest rates that range between 1.1% and 1.9%;
•	The Secured Notes have a variable interest rate of 9.1%; and
•	The mortgages payable have a fixed interest rate of 4.4%.

We have entered into total return swap agreements to lower the net interest cost of our Secured Notes. The following table sets forth certain information regarding the Partnership’s total return swap agreements as of September 30, 2021:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of September 30, 2021
Sept 2020	39,700,231	Sept 2020	Sept 2025	4.25% (1)	9.12% (3)	3-month LIBOR	Mizuho Capital Markets	$80,492
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.12% (3)	3-month LIBOR	Mizuho Capital Markets	214,736
								$295,228
(1)	Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)	Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)	Variable rate equal to 3-month LIBOR + 9.00%.

We have entered into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate debt financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of September 30, 2021:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of September 30, 2021
Aug 2019	76,953,191	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$16,573
							$16,573
(1)	For additional details, see Note 23 to the Partnership's condensed consolidated financial statements.

Interest Rate Risk – Change in Net Interest Income

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming various changes in interest rates as of September 30, 2021:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$838,855	$(1,585,476)	$(3,170,952)	$(4,756,429)	$(6,341,905)
TEBS Debt Financings	128,554	(257,107)	(514,215)	(771,322)	(1,028,430)
Other Investment Financings	-	(203,692)	(753,692)	(1,303,692)	(1,853,692)
Variable Rate Investments	(109,354)	456,062	1,547,401	2,826,714	4,165,350
Total	$858,055	$(1,590,213)	$(2,891,458)	$(4,004,729)	$(5,058,677)

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

As the above information incorporates only those material positions or exposures that existed as of September 30, 2021, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2020, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2021.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1

Sixth Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated August 26, 2021 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 27, 2021).

4.1	Form of Subscription Agreement for Series A-1 Preferred Units (incorporated herein by reference to Exhibit 4.11 to Form S-3 (Registration No. 333-259203), filed by the Partnership on August 31, 2021).

4.2	Form of Subscription Agreement for Series B Preferred Units (incorporated herein by reference to Exhibit 4.11 to Form S-3 (Registration No. 333-259207), filed by the Partnership on August 31, 2021).

10.1

Capital on DemandTM Sales Agreement, dated July 21, 2021, by and between America First Multifamily Investors, L.P. and JonesTrading Institutional Services LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 21, 2021).

10.2

Amended and Restated Credit Agreement dated August 23, 2021 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 25, 2021).

10.3

Revolving Note dated August 23, 2021 between America First Multifamily Investors, L.P. and payable to Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 25, 2021).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended September 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the periods ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: November 4, 2021	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: November 4, 2021	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer