Form 10-K
period 2021-12-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2022-02-24
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $410,247,213

DOCUMENTS INCORPORATED BY REFERENCE

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
•
geographic concentration of properties related to our investments; and
•
changes in the U.S. corporate tax code and other government regulations affecting our business.

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

Item 1. Business.

Organization

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily housing, seniors housing and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We expect and believe the interest received on our MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by the Partnership, to the extent permitted under the terms of the Partnership’s First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). In addition, we may acquire interests in multifamily, student, and seniors residential properties (“MF Properties”).

Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”). The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), which is an affiliate of Greystone & Co. II LLC (“Greystone & Co.”). Greystone & Co., together with its affiliated companies (collectively “Greystone”), is a real estate lending, investment, and advisory company with an established reputation as a leader in multifamily and healthcare finance, having ranked as a top Federal Housing Administration (“FHA”), Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) lender in these sectors.

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). Our BUCs are traded on the NASDAQ Global Select Market under the symbol “ATAX.” The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. There are currently no Series A-1 Preferred Units or Series B Preferred Units issued and outstanding. The holders of the BUCs and Preferred Units are referred to herein as “Unitholders.” Our Unitholders will incur tax liability if any interest earned on our MRBs or GILs is determined to be taxable, for gains related to our MRBs or GILs and for income and gains related to our taxable investments such as our investments in unconsolidated entities and property loans. See Item 1A, “Risk Factors” in this Report for additional details.

Investment Types

Mortgage Revenue Bonds (“MRBs”)

We invest in MRBs that are issued by state and local governments, their agencies, and authorities to finance the construction or acquisition and rehabilitation of income-producing multifamily rental properties. An MRB does not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on an MRB. An MRB is a non-recourse obligation of the property owner. Each MRB is collateralized by a mortgage on all real and personal property of the secured property. The sole source of the funds to pay principal and interest on an MRB is the net cash flow or the sale or refinancing proceeds from the secured property. We may commit to provide funding for MRBs on a draw-down basis during construction and/or rehabilitation of secured property.

We expect and believe that the interest received on our MRBs is excludable from gross income for federal income tax purposes. We primarily invest in MRBs that are senior obligations of the secured properties, though we may also invest in subordinate MRBs. The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The majority of our MRBs have initial contractual terms of 15 years or more. MRBs may have optional call dates that may be exercised by the borrower or the Partnership that are earlier than the contractual maturity at either par or premiums to par.

As of December 31, 2021, we own 75 MRBs with an aggregate outstanding principal amount of approximately $697.7 million. Our MRBs are owned either directly by the Partnership or by consolidated variable interest entities (“VIEs”) associated with our debt financing facilities. Our 75 MRBs are secured by 68 multifamily residential properties containing a total of 10,906 rental units located in 14 states in the United States. One MRB is secured by a mortgage on the ground, facilities, and equipment of a commercial ancillary health care facility in Tennessee. One MRB is secured by a mortgage on the ground, facilities, and equipment of a to-be-constructed seniors housing property in Michigan.

The four types of MRBs which we may acquire as investments are as follows:

•
Private activity bonds issued under Section 142(d) of the Internal Revenue Code (“IRC”);
•
Bonds issued under Section 145 of the IRC on behalf of not-for-profit entities qualified under Section 501(c)(3) of the IRC;
•
Essential function bonds issued by a public instrumentality to finance a multifamily residential property owned by such instrumentality; and
•
Existing “80/20 bonds” that were issued under Section 103(b)(4)(A) of the IRC.

Each of these structures permit the issuance of MRBs under the IRC to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily residential project financed with tax-exempt MRBs (other than essential function bonds as described in the third bullet above) must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. Those rental units of the multifamily residential project not subject to tenant income restrictions may be rented at market rates (unless there are restrictions otherwise imposed by the bond issuer or a governmental entity). With respect to private activity bonds issued under Section 142(d) of the IRC, the owner of the multifamily residential project may elect, at the time the MRBs are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). State and local housing authorities may require additional tenant income or rent restrictions more restrictive than those required by Treasury Regulations. There are no Treasury Regulations related to MRBs that are secured by a commercial property owned by a non-profit sponsor.

The borrowers associated with our MRBs are either syndicated partnerships formed to receive allocations of LIHTCs or not-for-profit entities. LIHTC eligible projects are attractive to developers of affordable housing because it helps them raise equity and debt financing. Under the LIHTC program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. We do not invest in LIHTCs but are attracted to MRBs that are issued in association with federal LIHTC allocations because they bear interest that we expect and believe is exempt from federal income taxes. To be eligible for federal LIHTCs, a property must either be newly constructed or substantially rehabilitated, and therefore, may be less likely to become functionally obsolete in the near term as compared to an older property. There are various requirements to be eligible for federal LIHTCs, including rent and tenant income restrictions, which vary by property. Our borrowers that are owned by not-for-profit entities typically have missions to provide affordable multifamily rental units to underserved populations in their market areas. The affordable housing properties securing 501(c)(3) bonds also must comply with the IRS safe harbors for tenant incomes and rents.

Governmental Issuer Loans (“GILs”)

We invest in GILs that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. A GIL does not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable for them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on a GIL. Each GIL is secured by a mortgage on all real and personal property of the secured property. The GILs may share first mortgage lien positions with taxable property loans and/or taxable GILs also owned by the Partnership. Sources of the funds to pay principal and interest on a GIL consist of the net cash flow or the sale or refinancing proceeds from the secured property and limited-to-full payment guarantees provided by affiliates of the GIL’s borrower. We may commit to provide funding for GILs on a draw-down basis during construction of the secured properties.

We expect and believe the interest received on our GILs is excludable from gross income for federal income tax purposes. The GILs are senior obligations of the secured properties and bear interest at variable interest rates. The GILs have initial terms of two to four years, though the borrower may prepay all amounts due at any time without penalty. At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met. As of December 31, 2021, an affiliate of Greystone, Greystone Servicing Company LLC, has provided a forward commitment to purchase seven of the Partnership’s GILs. Greystone Servicing Company LLC will then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac.

As of December 31, 2021, we own nine GILs with an aggregate outstanding principal amount of approximately $184.8 million. Our GILs are owned by our consolidated VIEs associated with our debt financing facilities. Such GILs are related to nine affordable multifamily properties containing a total of 1,832 rental units located in six states in the United States.

The GILs have been issued under Section 142(d) of the Internal Revenue Code (“IRC”) and are subject to the same set aside and tenant income restrictions noted in the “Mortgage Revenue Bonds” description above. The borrowers associated with our GILs are syndicated partnerships formed to receive allocations of LIHTCs.

Investments in Unconsolidated Entities

We invest in membership interests in unconsolidated entities (“JV Equity Investments”) for the construction of market-rate multifamily real estate properties. We do not have controlling interests in the JV Equity Investments and account for the membership interests using the equity method of accounting. The Partnership earns a return on its membership interests accruing immediately on its contributed capital, which is guaranteed by an unrelated third party through the fifth anniversary of construction commencement. The membership interests entitle the Partnership to shares of certain cash flows generated by the JV Equity Investments from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale. As of December 31, 2021, we owned membership interests in 12 unconsolidated entities located in four states in the United States. Eight of the 12 JV Equity Investments are located in Texas. In addition, one JV Equity Investment in San Marcos, Texas is reported as a consolidated VIE.

MF Properties

We have and may acquire controlling interests in multifamily, student or senior citizen residential properties. We plan to operate the MF Properties in order to position ourselves for a future investment in MRBs issued to finance the acquisition and/or rehabilitation of the properties by new owners or until the opportunity arises to sell the MF Properties at what we believe is their optimal fair value.

As of December 31, 2021, we owned two MF Properties containing a total of 859 rental units located in Nebraska and California.

Property Loans

We have made and may make in the future, property loans to finance capital improvements, otherwise support property operations, or fund the construction of properties securing our MRBs and GILs or other property. We may also make taxable property loans that are unsecured.

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

General Investment Matters

Our investments in unconsolidated entities and MF Properties are considered “Other Investments” under the terms of our Partnership Agreement. Property loans to properties not securing our MRBs and GILs are also considered Other Investments. We may invest in other types of securities and investments that may or may not be secured by real estate that are also considered Other Investments. We may also invest in “Tax Exempt Investments,” other than our MRBs and GILs, such as the PHC Certificates, under the terms of our Partnership Agreement. Such Tax Exempt Investments must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency. Under the terms of the Partnership Agreement, the aggregate value of our Other Investments and Tax-Exempt Investments cannot exceed 25% of our assets at the time of acquisition.

We rely on an exemption from registration under the Investment Company Act of 1940, which has certain restrictions on the types and amounts of securities owned by the Partnership. See the “Regulatory Matters” section included within Item 1 below for further information.

Business Objectives and Strategy

Investment Strategy

Our primary business objective is to manage our portfolio of investment to achieve the following:

•
Generate attractive, risk-adjusted total returns for our Unitholders;
•
Create streams of recurring income to support regular cash distributions to Unitholders;
•
Pass through tax-advantaged income to Unitholders;
•
Generate income from capital gains on asset dispositions;
•
Use leverage effectively to increase returns on debt investments; and
•
Preserve and protect partnership assets.

We are pursuing a business strategy of acquiring additional MRBs, GILs and other investments, as permitted by the Partnership Agreement, on a leveraged basis to achieve our objective. In allocating our capital and executing our strategy, we seek to balance the risks of owning specific investments with the earnings opportunity on the investment.

We believe there continues to be a significant unmet demand for affordable multifamily and senior citizen residential housing in the United States. Government programs that provide direct rental support to residents have not kept up with demand. Therefore, investment programs such as those pursued by the Partnership, which promote private sector development and support for affordable housing through MRBs, GILs, tax credits and grant funding to developers, have become more prominent. The types of MRBs and GILs in which we invest offer developers of affordable housing a low-cost source of construction and/or permanent debt financing. We plan to continue to invest in additional MRBs and GILs issued to finance affordable multifamily and senior residential rental housing properties.

We continue to evaluate opportunities for MRB investments to fund senior citizen housing projects or skilled nursing properties issued as private activity or 501(c)(3) bonds similar in legal structure to those issued for traditional affordable multifamily housing projects. We will continue to leverage the expertise of Greystone and other reputable third parties in evaluating independent living, assisted living, memory care and skilled nursing properties prior to our MRB acquisitions. During 2021, we acquired our first senior citizen housing MRB, Meadow Valley, that will finance the construction and stabilization of a combined independent living, assisted living and memory care facility in Traverse City, MI. Furthermore, in 2021 we funded a property loan secured by a 128-bed skilled nursing facility, Magnolia Crossing in Houston, TX, to a 501(c)(3) in order to position ourselves for a future MRB investment.

We continually assess opportunities to expand and/or reposition our existing portfolio of MRBs and GILs. Our principal objective is to improve the quality and performance of our portfolio of MRBs and GILs and, ultimately, increase the amount of cash available for distribution to our Unitholders. In certain circumstances, we may allow the borrowers of our MRBs to redeem the MRBs prior to the final maturity date. Such MRB redemptions will usually require a sale or refinancing of the underlying property. We may also elect to sell MRBs that have experienced significant appreciation in value. In other cases, we may elect to sell MRBs on properties that are in stagnant or declining real estate markets. The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives. We anticipate holding our GILs until maturity as the terms are typically for two to four years and have defined forward purchase commitments from Freddie Mac, acting through a servicer.

We will also continue to make strategic equity investments in market-rate multifamily residential properties, such as the JV Equity Investments, through noncontrolling membership interests in unconsolidated entities. We believe such equity investments diversify our investment portfolio while also providing attractive risk-adjusted returns for our Unitholders.

Financing Strategy

We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the characteristics of our portfolio, availability of financing, and market conditions. This leverage strategy allows us to generate enhanced returns and lowers our net capital investment, allowing us to make additional investments. We currently obtain leverage on our investments and assets through:

•
Advances on our secured line of credit facilities with BankUnited, N.A. and Bankers Trust Company;
•
Tax-Exempt Bond Securitization (“TEBS”) programs with Freddie Mac;

•
Tender Option Bond (“TOB”) Trust securitizations with Mizuho Capital Markets (“Mizuho”) and Barclays Bank PLC (“Barclays”);
•
A Term TOB Trust securitization with Morgan Stanley;
•
Secured notes (“Secured Notes”) issued to Mizuho; and
•
Mortgages payable associated with our MF Properties.

We may utilize other types of secured or unsecured borrowings in the future, including more complex financing structures and diversification of our leverage sources and counterparties.

We refer to our TEBS, TOB Trust, and Term TOB Trust securitizations and our Secured Notes as our debt financings. The TEBS, TOB Trust and Term TOB Trust securitizations are consolidated VIEs for financial reporting purposes. These arrangements are structured such that we transfer our assets to an entity, such as a trust or special purpose entity, which then issues senior and residual beneficial interests. The senior beneficial interests are sold to third-party investors in exchange for debt proceeds. We retain the residual beneficial interest which entitles us to certain rights to the securitized assets and to residual cash proceeds. We generally structure our debt financings such that principal, interest, and any trust expenses are payable from the cash flows of the secured assets and we are generally entitled to all residual cash flows for our general use. As the residual interest holder, we may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity support for the senior securities. If such an event occurs in an individual VIE, we may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the underlying collateral will be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If we do not fund the shortfall, the default and liquidation provisions will be invoked against us. For each TEBS securitization, our shortfall funding is limited to the stated amount of our residual interest.

The TOB Trusts with Mizuho and Barclays are subject to covenants and requirements under the respective master agreements, primarily related to maintenance of certain levels of partners’ capital, maximum leverage, and remaining listed on the NASDAQ. The TOB Trusts are also subject to margin collateral requirements. We may also be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho and Barclays. The amount of collateral posting required is dependent on the aggregate valuation of the underlying MRBs, taxable MRB, GILs, taxable GIL and property loans in relation to thresholds set by Mizuho and Barclays.

The willingness of leverage providers to extend financing is dependent on various factors such as their underwriting standards, regulatory requirements, available lending capacity, and existing credit exposure to the Partnership. An inability to access debt financing at an acceptable cost may result in adverse effects on our financial condition and results of operations. There can be no assurance that we will be able to finance additional acquisitions of MRBs, GILs or other investments through additional debt financings. Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional MRBs and GILs are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to margin or collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall maximum 75% leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2021, our overall Leverage Ratio was approximately 69%.

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. Certain leverage sources, such as our TOB Trusts, Secured Notes and one TEBS financing, currently bear interest at variable rates. We may enter into derivative instruments in connection with our risk management activities to guard against rising interest rates, which may include interest rate caps, interest rate swaps, total return swaps, swaptions, futures, options or other available hedging instruments. When possible, we will obtain variable-rate debt financing for our variable-rate investment assets such that we are at least partially hedged against rising interest rates without the need for separate derivative instruments.

Preferred Units and BUCs Issuances

In addition to leverage, we may obtain additional capital through the issuance of Series A-1 Preferred Units, Series B Preferred Units or other Partnership securities which may be issued in, among other things, one or more additional series of preferred units, and/or BUCs. We filed a registration statement on Form S-3 for the registration of up to 3,500,000 of Series A-1 Preferred Units, which was declared effective by the SEC on September 9, 2021. The Series A-1 Preferred Units are subject to optional redemption by the holder upon the sixth anniversary of the closing of the sale of Series A-1 Preferred Units and the holders are entitled to distributions at a fixed rate of 3.0% per annum. The Partnership is able to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. We have not yet issued any Series A-1 Preferred Units as of December 31, 2021.

In addition, we filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 9, 2021. The Series B Preferred Units are subject to optional redemption by the holder upon the eighth anniversary of the closing of the sale of Series B Preferred Units and the holders are entitled to distributions at a fixed rate of 3.4% per annum. The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. We have not yet issued any Series B Preferred Units as of December 31, 2021.

We have previously issued Series A Preferred Units totaling $94.5 million. The Series A Preferred Units are subject to optional redemption by the holder upon the sixth anniversary of the closing of the sale of Series A Preferred Units and the holders are entitled to distributions at a fixed rate of 3.0% per annum. We filed a registration statement on Form S-4 to register the offering and issuance of up to 9,450,000 of Series A-1 Preferred Units under a shelf registration process that was declared effective by the SEC on July 6, 2021. Under this offering, the Partnership may issue up to 9,450,000 Series A-1 Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units. If unitholders elect to exchange Series A Preferred Units for Series A-1 Preferred Units, the new Series A-1 Preferred Units will not be eligible for redemption until the sixth anniversary of the date of the exchange, except in certain limited circumstances.

We may also obtain capital through the issuance of additional BUCs pursuant to our Registration Statement on Form S-3 (“Registration Statement”), which was declared effective by the SEC in December 2019. Under the Registration Statement we may offer up to $225.0 million of BUCs for sale from time to time. The Registration Statement will expire in December 2022.

In September 2021, we completed an underwritten public offering of 5,462,500 BUCs for gross proceeds of $33.3 million. In July 2021, the Partnership entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of December 31, 2021, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

Reportable Segments

Historically, we operated in four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Other Investments, and (4) Public Housing Capital Fund Trusts. However, effective as of December 1, 2021 we established a new reportable segment designated as Seniors and Skilled Nursing MRB Investments, which provides acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of the independent living, assisted living and memory care units. In addition, as of December 1, 2021, we renamed our Mortgage Revenue Bond Investments segment as “Affordable Multifamily MRB Investments”, and our Other Investments segment was renamed to “Market-Rate Joint Venture Investments”. Therefore, as of December 31, 2021, we had five reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, (4) Market-Rate Joint Venture Investments, and (5) Public Housing Capital Fund Trusts. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the PHC Certificates in January 2020, as described further below. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. All comparisons and discussion throughout “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report on Form 10-K are based on the new segment presentation implemented during the fourth quarter of 2021, as discussed above.

Competition

We compete with private investors, lending institutions, trust funds, investment partnerships, Freddie Mac, Fannie Mae and other entities with objectives similar to ours for the acquisition of MRBs, GILs and other investments. These competitors often have greater access to capital and can originate investments with interest rates and terms that do not meet our return requirements. This competition may reduce the availability of investments to the Partnership for acquisition and reduce the interest rate that issuers are willing to pay on our future investments.

Through our various investments, we may be in competition with other real estate investments in the same geographic areas. Multifamily residential rental properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the properties underlying our investments must offer quality rental units at competitive rental rates. To maintain occupancy rates and attract quality tenants, the properties may offer rental concessions, such as reduced rent to new tenants for a stated period. These properties also compete by offering quality apartments in attractive locations and provide tenants with amenities such as recreational facilities, garages, services and pleasant landscaping.

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activities of the Partnership for the years ended December 31, 2021 and 2020:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income (loss) distributable to the General Partner (in 000's) (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2021
Mortgage revenue bond acquisitions and advances	5	$56,726	N/A	N/A	6
Mortgage revenue bond redemption	1	4,065	$3,553	N/A	6
Governmental issuer loan advances	6	18,781	N/A	N/A	7
Investments in unconsolidated entities	5	17,548	N/A	N/A	9
Property loan acquisition and advances	6	36,537	N/A	N/A	10
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	12

For the Three Months Ended September 30, 2021
Mortgage revenue bond advances	2	$3,995	N/A	N/A	6
Mortgage revenue bond redemptions	4	32,380	$25,690	$462	6
Governmental issuer loan advances	6	35,582	N/A	N/A	7
Investments in unconsolidated entities	3	6,112	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	8,600	N/A	73	9
Property loan advances	4	14,420	N/A	N/A	10
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	12

For the Three Months Ended June 30, 2021
Mortgage revenue bond acquisition and advance	2	$6,880	N/A	N/A	6
Governmental issuer loan advances	5	26,474	N/A	N/A	7
Land acquisition for future development	1	1,054	N/A	N/A	8
Investments in unconsolidated entities	2	11,641	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,736	N/A	$1,366	9
Property loan advances	2	1,859	N/A	N/A	10

For the Three Months Ended March 31, 2021
Mortgage revenue bond advance	1	$2,072	N/A	N/A	6
Mortgage revenue bond redemptions	2	7,385	N/A	N/A	6
Governmental issuer loan advances	6	39,068	N/A	N/A	7
Investments in unconsolidated entities	1	1,426	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,425	N/A	$702	9
Property loan advances	3	3,000	N/A	N/A	10
Taxable governmental issuer loan advance	1	1,000	N/A	N/A	12

For the Three Months Ended December 31, 2020
Governmental issuer loan advances	2	$2,779	N/A	N/A	7
Investments in unconsolidated entities	3	6,717	N/A	N/A	9
Property loan advance	1	100	N/A	N/A	10

For the Three Months Ended September 30, 2020
Mortgage revenue bond acquisition	1	$2,024	N/A	N/A	6
Mortgage revenue bond redemption	1	6,480	N/A	N/A	6
Governmental issuer loan advances	2	22,085	N/A	N/A	7
Investment in an unconsolidated entity	1	6,379	N/A	N/A	9
Property loan advances	3	4,066	N/A	N/A	10

For the Three Months Ended June 30, 2020
Mortgage revenue bond acquisitions	2	$7,475	N/A	N/A	6
Governmental issuer loan advance	1	40,000	N/A	N/A	7
Investment in an unconsolidated entity	1	893	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,762	N/A	N/A	9
Property loan advance	1	1,668	N/A	N/A	10

For the Three Months Ended March 31, 2020
Mortgage revenue bond redemption	1	$3,103	N/A	N/A	6
PHC Certificates sold	3	43,349	$34,809	N/A	N/A
Investments in unconsolidated entities	3	10,270	N/A	N/A	9
(1)
See “Cash Available for Distribution” in Item 7 of this Report.

Recent Financing Activities

The following table presents information regarding the debt financing, derivatives, Series A Preferred Units and partners’ capital activities of the Partnership for the years ended December 31, 2021 and 2020, exclusive of retired debt amounts listed in the recent investment activities table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's consolidated financial statements
For the Three Months Ended December 31, 2021
Net borrowing on secured LOC	1	$39,214	Yes	N/A	15
Proceeds from TOB financings with Mizuho	6	61,419	Yes	N/A	16
Proceeds from TOB financing with Barclays	1	3,175	Yes	N/A	16

For the Three Months Ended September 30, 2021
Proceeds from TOB financings with Mizuho	7	$46,223	Yes	N/A	16
Proceeds on issuance of BUCs, net of issuance costs	1	31,243	N/A	N/A	21

For the Three Months Ended June 30, 2021
Net borrowing on secured LOC	1	$6,500	Yes	N/A	15
Proceeds from TOB financings with Mizuho	5	30,983	Yes	N/A	16
Termination of unsecured operating LOC	1	-	No	N/A	14

For the Three Months Ended March 31, 2021
Net repayment on unsecured LOCs	5	$7,475	No	N/A	14
Proceeds from TOB financings with Mizuho	5	39,594	Yes	N/A	16

For the Three Months Ended December 31, 2020
Net repayment on unsecured LOCs	1	$4,368	No	N/A	14
Proceeds from TOB Financings with Mizuho	2	8,207	Yes	N/A	16

For the Three Months Ended September 30, 2020
Net repayment on unsecured LOCs	1	$6,852	No	N/A	14
Extension of TOB Financings with Mizuho	10	-	Yes	N/A	16
Proceeds from new TOB Financings with Mizuho	5	82,345	Yes	N/A	16
Repayment of TOB Financings with Mizuho	3	55,867	Yes	N/A	16
Proceeds from new Secured Financings with Mizuho	1	103,500	Yes	N/A	16
Total return swaps executed	2	-	N/A	N/A	18

For the Three Months Ended June 30, 2020
Net borrowing on unsecured LOCs	1	$6,155	No	N/A	14
Proceeds from new TOB Financings with Mizuho	6	91,386	Yes	N/A	16
Repayment of Term TOB & Term A/B Financings with Deutsche Bank	6	51,714	Yes	N/A	16

For the Three Months Ended March 31, 2020
Net repayment on unsecured LOCs	1	$660	No	N/A	14
Refinancing of The 50/50 Mortgage and TIF loans	2	-	Yes	N/A	17
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

Environmental Matters

We believe each of the MF Properties, the properties securing our MRBs and GILs, and properties owned by unconsolidated entities comply, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters. We are not aware of any environmental contamination at any of these properties that would require any material capital expenditure by the underlying properties, and therefore the Partnership, for the remediation thereof.

Management

We are managed by our General Partner, AFCA 2, which is controlled by its general partner, Greystone Manager. The members of the Board of Managers of Greystone Manager act as the managers (and effectively as the directors) of the Partnership, in compliance with all NASDAQ listing rules and SEC rules applicable to the Partnership. In addition, certain employees of Greystone Manager act as executive officers of the Partnership. Certain services are provided to the Partnership by employees of Greystone Manager and the Partnership reimburses Greystone Manager for its allocated share of their salaries and benefits. The Partnership’s initial limited partner, which has the obligation to perform certain actions on behalf of the BUC holders under the Partnership Agreement, is Greystone ILP, Inc., a Delaware corporation.

AFCA 2 is entitled to an administrative fee equal to 0.45% per annum of the average outstanding principal balance of any MRBs, GILs, property loans, tax-exempt investments or other investments for which an unaffiliated party is not obligated to pay. When the administrative fee is payable by a property owner, it is subordinated to the payment of all interest due to the Partnership for the MRB, GIL or property loan associated with the property. Our Partnership Agreement provides that the administrative fee will be paid directly by us with respect to any investments for which the administrative fee is not payable by the property owner or a third party. In addition, our Partnership Agreement provides that we will pay the administrative fee to the General Partner with respect to any foreclosed MRBs.

AFCA 2 may also earn mortgage placement fees resulting from the identification and evaluation of additional investments that we acquire. Any fees related to the origination of financing facilities are paid by the property owner out of the gross proceeds of the financing. The fees, if any, will be subject to negotiation between AFCA 2 and such property owners.

Human Capital Resources

As of December 31, 2021, the Partnership had no employees. Thirteen employees of Greystone Manager are responsible for the Partnership’s operations, inclusive of the Partnership’s Chief Executive Officer and Chief Financial Officer. Such employees are subject to the policies and compensation practices of Greystone.

Greystone has implemented evaluation and compensation policies designed to attract, retain, and motivate employees that provide services to the Partnership to achieve superior results. Such policies are designed to balance both short-term and long-term performance of the Partnership. Annual incentive compensation is based on defined performance metrics and certain employees earn discretionary bonuses based upon various quantitative and qualitative metrics. Employees providing services to the Partnership are eligible for awards under the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (the “Plan”), which is designed to provide incentive compensation awards that encourage superior performance. The Plan is also intended to attract and retain the services of individuals who are essential for the Partnership’s growth and profitability and to encourage those individuals to devote their best efforts to advancing the Partnership’s business. Greystone also supports employees with an annual confidential employee survey, Employee Assistance Program and ethics hotline.

Greystone provides formal and informal training programs to enhance the skills of employees providing services to the Partnership and to instill Greystone’s corporate policies and practices. The Partnership also reimburses the cost of formal training for those programs that are directly related to the tasks and responsibilities of the employees related to operations of the Partnership.

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

Tax Status

We are a partnership for federal income tax purposes. This means that we do not pay federal income taxes on our income. Instead, our profits and losses are allocated to our partners, including the holders of Preferred Units, under the terms of the Partnership Agreement. The distributive share of our income, deductions and credits is reported to our Unitholders on Internal Revenue Service (“IRS”) Schedule K-1 and Unitholders should include such amount in their respective federal and state income tax returns.

We hold interests in The 50/50 MF Property and certain property loans through a wholly owned subsidiary that is a “C” corporation for income tax purposes. This subsidiary files separate federal and state income tax returns and is subject to federal and state income taxes.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports are filed with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or from our website at www.ataxfund.com as soon as reasonably practical after filed with the SEC. Access to these filings is free of charge. The information on our website is not incorporated by reference into this Report.

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to Unitholders and prospective investors. You should carefully consider the following risk factors and the various other factors identified in or incorporated by reference into any other documents filed by us with the SEC in evaluating our company and our business. The risks discussed herein can materially adversely affect our business, liquidity, operating results, prospects, financial condition and ability to make distributions to our Unitholders, and may cause the market price of our securities to decline. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, also may materially adversely affect our business, liquidity, operating results, prospects, financial condition and ability to make distributions to our Unitholders.

Summary Risk Factors

These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to our Business and Investments

•
Our MRBs, GILs, property loans and investments in unconsolidated entities are illiquid assets and our valuation estimates are subject to inherent uncertainty.
•
The receipt of contractual interest and principal payments on our MRBs, GILs and property loans will be affected by the economic results of the secured properties.
•
The rent restrictions and occupant income limitations imposed on properties securing our MRBs and GILs may limit the revenues of such properties.
•
There are risks related to the lease-up of newly constructed or renovated properties that may affect the MRBs, GILs and property loans secured by these properties.
•
Changes in market interest rates pose various risks to our MRBs, GILs and property loans.
•
The repayment of principal of our MRBs, GILs, and property loans is principally dependent upon proceeds from the sale or refinancing of the secured properties.
•
We are subject to various risks associated with our MRB and property loan investments secured by seniors housing and skilled nursing properties.
•
There are various risks associated with our investments in unconsolidated entities.
•
There are risks related to the construction of properties securing our MRBs, GILs and property loans and the multifamily properties that underlie our equity investments in unconsolidated entities.
•
Increases in interest rates may make it difficult for us to finance or refinance our debt obligations and could reduce the number of investments we can acquire as well as cash flow from operations.
•
Our variable-rate debt financing and the market value of assets may be adversely impacted by increasing interest rates.
•
Inflation, and its resulting impact on interest rates, could adversely affect the Partnership’s business and financial results.
•
Conditions in the low income housing tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRBs and other investments, each of which may have a material adverse effect on our results of operations and our business.
•
There are various risks associated with our commitments to fund investments on a draw-down or forward basis.
•
If we acquire ownership of properties securing our MRBs, GILs and/or property loans, we will be subject to all the risks normally associated with the ownership of such properties.
•
Properties securing our MRBs and investments in unconsolidated entities are geographically concentrated in certain states.
•
There is a concentration risk for guarantees related to our GILs and property loans.
•
There is a risk that a third-party developer that has provided guarantees of our returns on investments in unconsolidated entities may not perform.
•
There are risks associated with the financial performance of our investments in MF Properties.
•
There are additional risks when we make property loans to properties securing our MRBs.
•
Properties securing our MRBs, GILs, and property loans as our MF Properties and investments in unconsolidated entities, may not be completely insured against damages from natural disasters.
•
The properties securing our MRBs, GILs, and property loans, our MF Properties and our investments in unconsolidated entities may be subject to liability for environmental contamination which could increase the risk of default or loss on our investment.
•
We are subject to reinvestment risk from maturities and prepayments of our investments.
•
We are managed by our general partner and engage in transactions with related parties.
•
The effects of the outbreak and continued spread of the novel coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, may adversely affect our business activities, financial condition and results of operations.

Risks Related to Debt Financings and Derivative Instruments

•
Our investment strategy involves significant leverage, which could adversely affect our financial condition and results of operations.

•
There are risks associated with debt financing programs that involve securitization of our investment assets including, but not limited to:
o
Changes in interest rates can adversely affect the cost of the asset securitization financing.
o
Payments on our residual interests are subordinate to payments on the senior securities and to payment of all trust-related fees.
o
Termination of an asset securitization financing can occur for many reasons which could result in the liquidation of the securitized assets and result in additional losses.
o
An insolvency or receivership of the program sponsor could impair our ability to recover the assets and other collateral pledged in connection with a bond securitization financing.
o
We may be required to post additional collateral if the securitized assets experience a decline in value.
o
There is risk that we will not meet financial covenants, non-financial covenants and risk retention requirements.
•
We are subject to various risks associated with our derivative agreements.
•
We are subject to various risks associated with our secured line of credit arrangements.

Risks Related to Ownership of Beneficial Unit Certificates and Preferred Units

•
Cash distributions related to BUCs may change at the discretion of the Partnership’s general partner.
•
Any future issuances of additional BUCs could cause their market value to decline.
•
Certain rights of our BUC holders are limited by and subordinate to the rights of the holders of our Series A Preferred Units and, if issued, our Series A-1 Preferred Units and Series B Preferred Units, and these rights may have a negative effect on the value of the BUCs.
•
Holders of Preferred Units have extremely limited voting rights.
•
The Partnership’s general partner has the authority to declare cash distributions related to the Preferred Units.
•
Holders of Preferred Units may have liability to repay distributions.
•
We may be required to redeem Preferred Units in the future.
•
The assets held by the Partnership may not be considered qualified investments under the Community Reinvestment Act (“CRA”) by the bank regulatory authorities.
•
Under certain circumstances, investors may not receive CRA credit for their investment in the Preferred Units.
•
The Partnership’s portfolio investment decisions may create CRA strategy risks.
•
The Preferred Units are subordinated to existing and future debt obligations, and the interests could be diluted by the issuance of additional units, including additional Preferred Units, and by other transactions.
•
Holders of the Preferred Units may be required to bear the risks of an investment for an indefinite period of time.
•
Treatment of distributions on our Preferred Units is uncertain.
•
There is no public market for the Preferred Units, which may prevent an investor from liquidating its investment.
•
Market interest rates may adversely affect the value of the Preferred Units.

Risks Related to Income Taxes

•
Not all the income received by us is exempt from taxation.
•
To the extent we generate taxable income, Unitholders will be subject to income taxes on this income, whether or not they receive cash distributions.
•
There are limits on the ability of our Unitholders to deduct Partnership losses and expenses allocated to them.
•
Unitholders may incur tax liability if any of the interest on our MRBs or GILs is determined to be taxable.
•
If we are determined to be an association taxable as a corporation, it will have adverse economic consequences for us and our Unitholders.

Risks Related to Governmental and Regulatory Matters

•
We are not registered under the Investment Company Act.
•
Any downgrade, or anticipated downgrade, of U.S. sovereign credit ratings or the credit ratings of the U.S. Government-sponsored entities (“GSEs”) by the various credit rating agencies may materially adversely affect our business.
•
The federal conservatorship of Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Freddie Mac and the U.S. Government, may materially adversely affect our business.
•
The Partnership faces legislative and regulatory risks in connection with its assets and operations, including under the CRA.
•
The replacement of the London Interbank Bank Offering Rate (“LIBOR”) with an alternative reference rate may adversely affect our results of operations and financial condition.

General Risk Factors

•
We face possible risks associated with the effects of climate change and severe weather.
•
We are increasingly dependent on information technology, and potential disruption, cyber-attacks, security problems, and expanding social media vehicles present new risks.

Risks Related to our Business and Investments

Our MRBs, GILs, property loans and investments in unconsolidated entities are illiquid assets and our valuation estimates are subject to inherent uncertainty.

Our MRBs, GILs, property loans and investments in unconsolidated entities are relatively illiquid, and there is no existing trading market for them. There are no market makers, price quotations, or other indications of a developed trading market for these investments. In addition, no rating has been issued on any of our investment assets. Accordingly, any buyer of these investment assets would need to perform its own due diligence prior to a purchase. The Partnership’s ability to sell its investment assets and the price it may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and by other market conditions. As a result, a sale of an investment could result in a loss to the Partnership.

We estimate values of MRBs, GILs, property loans, and investments in unconsolidated entities in the preparation of our financial statements. While the determination of the fair value of our investment assets generally takes into consideration data from third-party pricing services or internally developed models using commonly accepted valuation techniques, the final determination of fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by other pricing services and the true exit price for such investments. Due to the illiquid nature of our investments, valuations may be difficult to obtain, may not be reliable, or may be sensitive to assumptions used in our valuation processes. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one market participant to another. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of these assets are materially higher than what could actually be realized in the market.

The receipt of contractual interest and principal payments on our MRBs, GILs and property loans will be affected by the economic results of the secured properties.

Our MRBs require the borrower to make regular principal and interest payments during their contractual term. Although our MRBs are issued by state or local governments, their agencies, and authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each MRB is backed by a non-recourse obligation of the owner of the secured property. Because of the non-recourse nature, the sole source of cash to make regular principal and interest on the MRB is the net cash flow generated by the operation of the secured property and the net proceeds from the ultimate sale or refinancing of the property (except in cases where a property owner or its affiliates has provided a limited guarantee of certain payments). This makes our investments in these MRBs subject to risks usually associated with direct investments in such properties. If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our MRB, a default may occur. Net cash flow and net sale proceeds from a property are applied only to debt service payments of the MRB secured by that property and are not available to satisfy debt service obligations on other MRBs that we hold. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of interest that we earn on our MRBs, and whether or not we will receive the entire principal balance of the MRBs as and when due, will depend to a large degree on the economic results of the secured properties.

Our GILs and related property loans require regular interest payments during their contractual term. Although our GILs are issued by state or local governments, their agencies, and authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each GIL is a non-recourse obligation of the owner of the secured property. In addition, the property loans related to properties securing our GILs are on parity with the related GILs and share a first mortgage lien position on all real and personal property. Contractual interest payments during the contractual term are initially paid using capitalized interest in the property’s development budget. However, once the capitalized interest has been exhausted for each property, interest is payable from net operating cash flows of the secured property, which is dependent to a large degree on the property’s operating results.

The net cash flow from the operation of a multifamily property may be affected by many things, such as the number of tenants, rental and fee rates, payroll costs, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other similar multifamily or student residential properties, mortgage rates for single-family housing, adverse developments or conditions resulting from or associated with climate change, and general and local economic conditions. In most of the markets in which the properties securing our MRBs and GILs are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants. Low mortgage interest rates and federal tax deductions for interest and real estate taxes make single-family home ownership more accessible to persons who may otherwise rent apartments.

The rent restrictions and occupant income limitations imposed on properties securing our MRBs and GILs may limit the revenues of such properties.

Properties securing our MRBs and GILs are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal rent subsidies are not generally available on these properties, tenant rents are limited in the LIHTC properties to 30% of the related tenant income for the designated portion of the property’s units. The issuing state or local government, agency or authority may also impose additional rent restrictions as a condition to the allocation of LIHTCs and private activity bond volume cap. As a result, the income from these restricted rents in combination with rents on market rate units may not be sufficient to cover all operating costs of the property and debt service on the applicable MRB or GIL.

There are risks related to the lease-up of newly constructed or renovated properties that may affect the MRBs, GILs and property loans secured by these properties.

We acquire MRBs, GILs and property loans to finance properties in various stages of construction or renovation. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk of default versus investments secured by mortgages on properties that are stabilized or fully leased. The properties may not achieve expected occupancy or debt service coverage levels. While we may require owners and their affiliates to provide certain payment guarantees during the construction and lease-up phases, we may not be able to do so in all cases or such guarantees may not fully protect us in the event a property is not leased to an adequate level of rents or economic occupancy as anticipated.

Changes in market interest rates pose various risks to our MRBs, GILs and property loans.

Our GILs and certain MRBs and property loans bear interest at variable rates based on various market indices. Certain investments have interest floors which set a minimum interest rate such that if market interest rates fall below the floor rate, we will not experience further decline in interest received. However, in situations in which floors are not in place, decreases in market interest rates will cause a decrease in our interest income and will reduce our operating cash flows.

Furthermore, increases in market interest rates will increase the interest rate of our GILs and certain MRBs and property loans and may increase the cost of construction of the secured properties. Each secured property has established capitalized interest reserves as part of the construction financing structure, but such reserves may be insufficient if the interest rate is significantly higher than anticipated and may cause cost overruns, which could negatively impact the borrower’s ability to make contractual debt service payments.

The repayment of principal of our MRBs, GILs, and property loans is principally dependent upon proceeds from the sale or refinancing of the secured properties.

The principal of most of our MRBs does not fully amortize by their stated maturity dates such that there is a lump-sum “balloon” payment due at maturity. The ability of the property owners to repay the MRBs with balloon payments is dependent upon their ability to sell the properties securing our MRBs or obtain adequate refinancing. The MRBs are not personal obligations of the property owners, and we rely solely on the value of the properties securing these MRBs for collection. Accordingly, if an MRB goes into default, our only recourse is to foreclose on the underlying property. If the value of the underlying property securing the MRB is less than the outstanding principal balance plus accrued interest on the MRB, we will incur a loss.

Our GILs and property loans only require interest payments during their contractual term and do not require the borrower to make principal payments, so all principal will be repaid at the end of their term. The GILs are primarily repaid through a conversion to permanent financing pursuant to a forward commitment from Freddie Mac. Through a Freddie Mac-approved seller/servicer, Freddie Mac will purchase each of the Partnership’s GILs once certain conditions are met, at a price equal to the outstanding principal plus accrued interest and convert the GIL into a Freddie Mac Tax Exemption Loan (“TEL”) financing. The execution of Freddie Mac’s forward commitments is dependent on completion of construction and various other conditions that each property must meet. If such conditions are not met, then Freddie Mac is not required to purchase the GIL and we will pursue collection via other means. The property loans related to our GILs are primarily to be repaid from future equity contributions by investors and other forward financing commitments provided by various parties. If Freddie Mac is not required to purchase the GIL and payment of the property loans from available sources is not made, the GIL and property loan will have defaulted and our recourse is to foreclose on the underlying property and enforce the guarantee provisions against affiliates of the individual property borrower. If the value of the secured property is less than the outstanding principal balance plus accrued interest on the GIL and related property loan, and we are unable to recoup any shortfall through enforcement of guarantees against affiliates of the borrower, then we will incur a loss.

We are subject to various risks associated with our MRB and property loan investments secured by seniors housing and skilled nursing properties.

We have begun acquiring MRBs and properties secured by seniors housing and skilled nursing properties. By their nature, such properties have different operational and financial risks than traditional affordable multifamily properties. The financial and operational risks of such properties may negatively impact a property’s ability to pay contractual debt service on our MRB or property loan investment. Such differences will also impact the availability and interest rates for debt financing associated with such investments.

The net cash flow from the operation of a seniors housing property may be affected by many things, such as the number of tenants, rental rates, service revenues, payroll costs, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other seniors housing properties, the availability of alternative housing options such as single-family housing, adverse developments or conditions resulting from or associated with climate change, and general and local economic conditions. In most of the markets in which the properties securing our MRBs and property loans are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants.

The net cash flow from the operation of a skilled nursing property may be affected by many things, such as the number of patient care days, patient acuity mix, patient payor mix and insurance reimbursement rates, availability and cost of nurses and staff, costs of care, general operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from similar properties, adverse developments or conditions resulting from or associated with climate change, and general and local economic conditions. Many such properties are reliant on relationships with physician and hospital networks for patient referrals and support, a lack of which could negatively impact operating results.

There are various risks associated with our investments in unconsolidated entities.

Our investments in unconsolidated entities represent equity investments in limited liability companies created to develop, construct and operate market-rate multifamily rental properties. We are entitled to certain distributions under the terms of the property-specific limited liability company’s governing documents based on the availability of cash to pay such distributions. The only sources of cash flows for such distributions are either the net cash flows from the operation of the property, the cash proceeds from a sale of the property, or through permanent financing in the form of an MRB or other permanent financing. The net cash flow from the operation of a property may be affected by many factors, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions. Sale proceeds are primarily dependent, among other things, on the value of a property to a prospective buyer at the time of its sale. If there are no net cash flows from operations or insufficient proceeds from a sale or a refinancing event, we are unlikely to receive distributions from our investments and we may be unable to recover our investments in these entities.

There are risks related to the construction of properties securing our MRBs, GILs and property loans and the multifamily properties that underlie our equity investments in unconsolidated entities.

We invest in MRBs, GILs and property loans secured by new construction or acquisition/rehabilitation multifamily and seniors housing properties, and we make equity investments in limited liability companies created to develop, construct and operate multifamily rental properties. Construction of such properties generally takes 18 to 36 months to complete. There is a risk that construction of the properties may be substantially delayed or never completed. This may occur for many reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) availability of construction materials and appliances; (iv) inability to obtain governmental approvals; (v) labor disputes; and (vi) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers or other parties, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases, or such guarantees or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.

If a property is not completed on time or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the MRB, GIL and/or property loan secured by such property or otherwise result in a default. In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our MRB, GIL and/or property loan. We may suffer a loss of capital as a result. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or a property loan. Any return on this additional investment would be taxable. Also, if we foreclose on a property, we will no longer receive interest on the MRB, GIL and/or property loan secured by the property. The overall return to us from our investment in this circumstance is likely to be less than if the construction had been completed on time or within budget.

As it relates to our equity investments, if a property is not completed or costs more to complete than anticipated, it may cause us to receive a lower distribution than expected. Furthermore, we may be prevented from receiving a return on our investments or recovering our initial investment, which would adversely affect our results of operations.

Increases in interest rates may make it difficult for us to finance or refinance our debt obligations and could reduce the number of investments we can acquire as well as cash flow from operations.

If debt is unavailable at acceptable rates, we may not be able to purchase and finance additional investments at an acceptable levered return. If we have previously financed the acquisition of an investment, we may be unable to refinance such debt at maturity or may be unable to refinance at acceptable terms. If we refinance our debt at higher rates of interest, our interest expense will increase and our cash flows from operations will be reduced.

Our variable-rate debt financing and the market value of assets may be adversely impacted by increasing interest rates.

We have financed the acquisition of certain assets using variable-rate debt financing. The interest that we pay on these financings fluctuates with either the market or specific interest rate indices. Certain MRBs securing variable-rate debt financings earn income at fixed rates and the amount of interest we earn on these investments will not change with general movements in market-based interest rates. Accordingly, an increase in the cost of our variable-rate debt financing will cause an increase in our interest expense and will reduce our operating cash flows. We may use derivatives designed to mitigate some but not all the exposure we may have to the negative impact of rising interest rates. In addition, certain GILs and property loans with variable interest rates have floors on the variable rate indices that are greater than the current variable rate index. For such investments, increases in the variable rate index will result in greater interest expense without similar increases in interest income on the GILs and property loans until the variable rate indices exceed the floor rates.

An increase in interest rates could also cause a decrease in the market value of our assets, which may decrease the amount realized on the sale of our investments. During periods of low prevailing interest rates, the interest rates we earn on new interest-bearing assets we acquire may be lower than the interest rates on our existing portfolio of interest-bearing assets.

Inflation, and its resulting impact on interest rates, could adversely affect the Partnership’s business and financial results.

Inflation typically is accompanied by higher interest rates, which could adversely impact borrowers’ ability to obtain financing on favorable terms, thereby decreasing MRBs, GILs and property loan investment opportunities. Such higher interest rates due to inflation may also cause an increase the Partnership’s borrowing costs which will decrease the net return on our investments. Higher interest rates due to inflation may also depress investment asset values due to a decrease in demand or increasing cost of operations, such that the Partnership may record charges against its earnings for asset impairments that may be material.

Inflation could cause increases in the operating costs at our MF Properties, investments in unconsolidated entities, and the Partnership’s general operations, decreasing the Partnership’s operating cash flows. The majority of tenant leases at our MF Properties and investments in unconsolidated entities are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent such properties from increasing rental rates in amounts sufficient to offset higher operating expenses.

Conditions in the low income housing tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRBs and other investments, each of which may have a material adverse effect on our results of operations and our business.

Conditions in the low income housing tax credit market due to changes in the U.S. corporate tax rates have previously had, and may in the future have, an adverse impact on our cost of borrowings and may also restrict our ability to invest in MRBs and other investments. These conditions, as well as the cost and availability of financing has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the low income housing tax credit markets has led many lenders and institutional investors to reduce, and in some cases cease providing, funding to borrowers. Our access to debt financing may be adversely affected. Changes in the U.S. tax rates, and the resulting impacts to the low income housing tax credit market, may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire MRBs and other investments and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

There are various risks associated with our commitments to fund investments on a draw-down or forward basis.

We have committed to advance funds for various investments on a draw-down basis during construction. We may also forward commit to purchase MRBs at a future date, contingent upon stabilization of an affordable multifamily rental property. Our total outstanding investment commitments were approximately $350.3 million as of December 31, 2021. We manage our debt financing arrangements and liquidity sources to maintain the financial capacity to fund our investment commitments over time. However, if our traditional liquidity sources are insufficient to fund our investment commitments, we will need to obtain funds by other methods, including, but not limited to, alternative financing arrangements or sales of assets in order to meet our investment commitments. This could negatively impact our results of operations through higher costs or lower investment returns.

If we acquire ownership of properties securing our MRBs, GILs and/or property loans, we will be subject to all the risks normally associated with the ownership of such properties.

We may acquire ownership of multifamily, seniors housing or skilled nursing properties securing our MRBs, GILs and property loans in the event of a default, which will subject us to all the risks normally associated with the ownership and operation of such properties. Such risks include, but are not limited to, declines in property values, occupancy and rental rates, increases in operating expenses, and the ability to finance or refinance related debt, if needed. We may also be subject to government regulations, natural disasters, and environmental issues, any of which could have an adverse effect on our financial results, cash flows and our ability to sell the properties.

Properties securing our MRBs and investments in unconsolidated entities are geographically concentrated in certain states.

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations in Texas, California, and South Carolina. Such concentrations expose us to potentially negative effects of local or regional economic downturns, which could prevent us from collecting principal and interest on our MRBs.

Eight of our 12 investments in unconsolidated entities as of December 31, 2021 are related to multifamily properties in Texas. In addition, one of our JV Equity Investments for a property in Texas is reported as a consolidated VIE as of December 31, 2021. Such concentration exposes us to potentially negative effects of local or regional economic downturns, which could prevent us from realizing returns on our investments and recovery of our investment capital.

There is a concentration risk for guarantees related to our GILs and property loans.

Two entities, which are affiliates of one of our developer relationships, have provided limited-to-full payment guarantees of the principal and interest for nine of our GILs and seven property loans. The entities are required to meet certain net worth and liquidity covenants under the terms of the guarantees. However, significant defaults causing enforcement of guarantees against the two entities will negatively impact our ability to enforce our guarantees in the event of multiple defaults on our GIL and property loan investments.

There is a risk that a third-party developer that has provided guarantees of our returns on investments in unconsolidated entities may not perform.

A third party guarantor has provided a guarantee of returns on each of our investments in unconsolidated entities through the fifth anniversary of construction commencement, up to a maximum amount for each investment. If the underlying multifamily rental properties do not generate sufficient cash proceeds, either through net cash flows from operations or upon a sale event or refinancing, then we are entitled to enforce the guarantee against the guarantor. If the guarantor is unable to perform on the guarantee, we may be prevented from realizing the returns earned on our investments in unconsolidated entities during the guarantee period, which will result in the recognition of losses.

There are risks associated with the financial performance of our investments in MF Properties.

The financial performance of our investments in MF Properties depends on the rental and occupancy rates of the properties and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, and the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of the properties. The MF Properties are adjacent to universities and serve primarily university students. The implementation of remote learning due to COVID-19, or for any other reason, would have a negative impact on economic occupancy and physical occupancy. We may be in competition with other residential rental properties located in the same geographic areas as the properties securing our MRBs, GILs and property loans.

There are additional risks when we make property loans to properties securing our MRBs.

The property loans that we make to owners of the properties securing our MRBs are recourse obligations of the property owner and may not be secured by the related property. However, the primary source of principal and interest payments on these property loans is the net cash flow generated by these properties or the net proceeds from the sale or refinancing of these properties after payment of the related MRBs. The net cash flow from the operation of a property may be impacted by many factors as previously discussed. In addition, any payment of principal and interest is subordinate to payment of all principal and interest of the MRB secured by the property. As a result, there is a greater risk of default on a property loan than on the associated MRB. If a property is unable pay current debt service obligations on its property loan, a default may occur. Property loans may not be secured by the underlying properties and we do not expect to pursue foreclosure or other remedies against a property upon default of a property loan if the property is not in default on the MRB.

Properties securing our MRBs, GILs, and property loans as our MF Properties and investments in unconsolidated entities, may not be completely insured against damages from natural disasters.

If a property underlying an investment was to be damaged by a natural disaster, such as a hurricane, major storm or wildfire, the amount of uninsured losses could be significant, and the property owner may not have the resources to fully rebuild the property. In addition, the damage to a property may result in all or a portion of the rental units not being rentable for a period of time. If a property owner does not carry rental interruption insurance, the loss of rental income would reduce the cash flow available to pay principal and interest on MRBs, GILs and property loans secured by these properties. In addition, the property owner could also lose their LIHTCs if the property was not repaired. A loss of rental income would also reduce the ability of our MF Properties and investments in unconsolidated entities to pay us distributions.

The properties securing our MRBs, GILs, and property loans, our MF Properties and our investments in unconsolidated entities may be subject to liability for environmental contamination which could increase the risk of default or loss on our investment.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator of real property knew of, or was responsible for, the release of such hazardous substances. We cannot assure that the properties that secure our MRBs, GILs, and property loans, our MF Properties and our investments in unconsolidated entities are or will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the MRB. GIL or property loan secured by the property or otherwise result in a loss of our investment in the property.

We are subject to reinvestment risk from maturities and prepayments of our investments.

MRBs may have optional call dates that may be exercised by either the borrower or the Partnership that are earlier than the contractual maturity at either par or premiums to par. In addition, our GILs and most property loans are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment asset or for other reasons. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new assets. New MRB, GIL and property loan opportunities may not generate the same returns as our current investments such that our reported operating results may decline over time.

Similarly, we are subject to reinvestment risk on the return of capital from sales of investments in unconsolidated entities. Our strategy involves making equity investments in unconsolidated entities for the development, stabilization and sale of market-rate multifamily rental properties. Our initial equity contributions are returned upon sale of the properties underlying the unconsolidated entities, at which time we will reinvest the capital into new unconsolidated entities or other investments. New investment opportunities may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, rising interest rates and increasing construction costs. Lower returns on new investment opportunities will result in declining operating results over time.

We are managed by our general partner and engage in transactions with related parties.

The Partnership’s general partner is controlled by affiliates of Greystone. Employees of Greystone Manager are responsible for the Partnership’s operations, including the Partnership’s Chief Executive Officer and Chief Financial Officer. The Partnership’s general partner manages our investments, performs administrative services for us and earns administrative fees that are paid by either the borrowers related to our MRBs, GILs or by us. The Partnership may enter into various arrangements for services provided by entities controlled by or affiliates of Greystone. Our arrangements with Greystone and its affiliates are considered related party transactions. By their nature, related party transactions may not be considered to have been negotiated at arm’s length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Greystone or its affiliates. See Note 23 of the Partnership’s consolidated financial statements for additional details.

The effects of the outbreak and continued spread of the novel coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, may adversely affect our business activities, financial condition and results of operations.

Our business is dependent in large part on the willingness and ability of real estate developers to construct and operate the multifamily, seniors housing, skilled nursing and commercial properties securing MRBs, GILs, property loans and other investments. The spread of a highly infectious or contagious disease, such as COVID-19, may cause severe disruptions in the U.S. economy, which may in turn disrupt the business, activities, and operations of properties securing or related to our investments, as well as our business and operations.

The spread of COVID-19 or another highly contagious disease may cause elevated levels of unemployment or reduced economic output in our market areas and has or will cause financial hardship for tenants of multifamily and seniors housing properties, which may decrease rent collections. The U.S. government has or may institute various relief measures intended to provide economic assistance to businesses and individuals, but it is uncertain if such relief measures will be sufficient for the tenants of multifamily and seniors housing properties to avoid defaulting on their rent obligations, which would result in lower rent collections by project owners. In addition, many state and local governments have or may issue regulations preventing the eviction of tenants for a period of time, which limits the ability of multifamily and seniors housing properties to replace non-paying tenants, which may further negatively impact rent collections. In addition, shelter-in-place and social distancing measures imposed as a result of COVID-19, or another highly infectious or contagious disease, will create challenges for the leasing of units and stabilization of projects that have completed construction. Lower rent collections and occupancy will negatively impact the ability of properties securing our MRBs, GILs, and property loans to meet debt service obligations. Lower rent collections and occupancy will also negatively impact the operating results of our MF Properties and the distributions and returns from our investments in unconsolidated entities

COVID-19, or another highly infectious or contagious disease, may cause significant volatility in the financial markets and the operating performance of properties related to our investments, which may negatively impair the value of our investments and cause us to recognize impairments. Such impairments may also require us to post additional collateral for our trust securitization financing arrangements, inhibit our ability to renew or obtain leverage for our investments, and lower the potential proceeds received on the sale of our investments. In addition, financial market volatility may prevent us from issuing additional BUCs or Preferred Units, which would negatively impact our access to additional capital and liquidity.

COVID-19, or another highly infectious or contagious disease, may disrupt the supply chain for materials and labor required for the construction of multifamily and seniors housing properties securing our MRBs, GILs, and property loans and multifamily properties that underlie our investments in unconsolidated entities, causing delays in construction leading to additional costs to complete construction.

COVID-19, or another highly infectious or contagious disease, may necessitate employees of Greystone that manage our operations to work remotely or, if such employees are infected, may limit their ability to perform essential tasks. Though we maintain policies and contingencies if such employees are unavailable, there may be temporary disruptions to our day-to-day operations. In addition, COVID-19, or another highly infectious or contagious disease may also negatively impact the business and operations of third-party service providers who perform critical services for us.

Risks Related to Debt Financings and Derivative Instruments

Our investment strategy involves significant leverage, which could adversely affect our financial condition and results of operations.

We may increase our investment risk exposure by funding a portion of new investments with debt financing or other borrowing arrangements. To the extent that income derived from such levered assets exceeds our interest expense, hedging expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in such assets on a leveraged basis. Conversely, if the revenue from our investment do not sufficiently cover the interest expense, hedging expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds. Because of the credit and interest rate risks inherent in our investment strategies, we closely monitor the leverage of our investment portfolio. From time to time, our leverage ratio may increase or decrease due to several factors, including changes in the value of the underlying portfolio, changes in investment allocations and the timing and amount of acquisitions.

There are risks associated with debt financing programs that involve securitization of our investment assets.

We obtain debt financing through various securitization programs related to our MRBs, GILs and property loans. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors while we retain a residual interest. The trust administrator receives all the principal and interest payments from the underlying assets and distributes proceeds to holders of the various security interests. The senior securities are paid contractual principal and interest at a variable or fixed rate, depending on the terms of the security. As the holder of the residual interest, we are entitled to any remaining principal and interest after payment of all trust-related fees (i.e. trustee fees, remarketing agent fees, liquidity provider fees, credit enhancement fees, etc.). Specific risks generally associated with these asset securitization programs include the following:

Changes in interest rates can adversely affect the cost of the asset securitization financing.

The interest rates payable on certain senior securities are variable. The senior securities associated with our M33 TEBS and TOB Trust securitizations have variable interest rates that reset on a weekly basis. The interest rate is determined by the respective remarketing agents based on the rate third party purchasers are willing to receive to purchase the senior securities at par. Changes in such rates are generally, though not always, consistent with movements in market interest rate indices. In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may be required in order to successfully remarket these securities. Any increase in the interest rate payable on the senior securities will cause an increase in our interest expense and decrease the amount of residual cash flows available to us. Higher short-term interest rates will reduce, and could even eliminate, our return on residual interests.

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

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for many different reasons relating to issues with the assets or issues with the trust itself. Potential termination triggers related to the securitized assets include non-payment of debt service or other defaults or a determination that the interest on the assets is taxable. Potential termination triggers related to a trust include a downgrade in the investment rating of the trust credit enhancer, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain credit or liquidity support for the trust. In each of these cases, the trust will be collapsed and the securitized assets held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities plus accrued interest and all trust-related expenses then, we will be required, through our guarantee of the trusts, to fund any such shortfall. The Partnership, as holder of the residual interest in the trust, may lose our investment in the residual interest and realize additional losses to fully repay senior trust obligations.

An insolvency or receivership of the program sponsor could impair our ability to recover the assets and other collateral pledged in connection with a bond securitization financing.

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

The Partnership may be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho and Barclays. The amount of collateral posting required is dependent on the valuation of the underlying securitized assets in relation to thresholds set by the lenders on each business day. Our net exposure, as calculated by Mizuho, was a positive position of approximately $4.6 million as of December 31, 2021. If the value of the Partnership’s positions with Mizuho, having an aggregate principal of approximately $500.0 million as of December 31, 2021, decreases by over $4.6 million then the Partnership will be required to post cash collateral for the net negative exposure. Our net exposure, as calculated by Barclays was zero as of December 31, 2021.

There is risk that we will not meet financial covenants, non-financial covenants and risk retention requirements.

We are subject to various financial and non-financial covenants according to our master agreements with Mizuho and Barclays. Such covenants included, but are not limited to, maintaining minimum partners’ capital balances, certain limits on declines in net assets over specified time periods, certain limitations on leverage, and requiring that the Partnership remained listed on the NASDAQ. Failure to comply with these covenants could result in an event of default, termination of the trust securitizations, acceleration of all amounts owed, and generally would give the counterparty the right to exercise certain other remedies under the master agreements. Further, certain of our master agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one trust securitization, that violation could lead to defaults, accelerations, or other adverse events under other trust securitizations as well.

Certain regulations related to our TOB trust securitizations require that we maintain a minimum economic interest in the residual and/or senior interests issued by the trust. Declines in the value of the securitized assets below certain levels will require us to purchase senior securities to satisfy our minimum risk retention requirements, which will negatively impact our liquidity and leveraged returns

We are subject to various risks associated with our derivative agreements.

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
•
There may be a lack of available counterparties with acceptable credit profiles that are willing to originate derivative instruments for interest rate indices that match our variable interest rate exposure, such as the SIFMA index. In such instances, we may enter into derivative instruments related to different interest rate indices that we believe correlate closely with our variable interest rate exposure. However, we cannot be certain that such close correlation will be realized.
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

We report our derivative instruments at fair value on our financial statements with changes recorded in current earnings. This can result in significant period to period volatility in our reported net income over the term of these instruments.

We are subject to various risks associated with our secured line of credit arrangements.

We have two secured line of credit facilities that we utilize as temporary financing for our investment acquisitions and for general working capital needs. Balances on our secured line of credit facilities are secured by certain investments assets pledged as collateral. We are subject to certain financial and non-financial covenants, which if not maintained, will cause a default and acceleration of amounts due, negatively impacting our liquidity. Furthermore, declines in collateral values may trigger requirements that we repay balances or a portion of balances early or limit the amount that can be drawn under a borrowing base calculation for one of the facilities. One of our secured line of credit facilities has a deficiency guaranty provided by an affiliate, Greystone Select Incorporated (“Greystone Select”), and is subject to various financial and non-financial covenants. A covenant default by Greystone Select will trigger a default on our obligations under the line of credit facility and accelerate amounts owed to the lenders.

Risks Related to Ownership of Beneficial Unit Certificates and Preferred Units

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

Certain rights of our BUC holders are limited by and subordinate to the rights of the holders of our Series A Preferred Units and, if issued, our Series A-1 Preferred Units and Series B Preferred Units, and these rights may have a negative effect on the value of the BUCs.

The holders of our Preferred Units, and any other class or series of Partnership interests or securities we may issue in the future that are expressly designated as ranking senior to the BUCs, have rights with respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs which are senior to those of the holders of BUCs. In addition, upon a liquidation of the Partnership, lenders with respect to our borrowings will be entitled to receive our available assets prior to any distributions to the holders of our Preferred Units and BUCs. The holders of our Preferred Units also have the right to have their units redeemed by the Partnership under certain circumstances. The existence of these senior rights and preferences may have a negative effect on the value of the BUCs.

Holders of Preferred Units have extremely limited voting rights.

The voting rights of a holder of Preferred Units are extremely limited. Our BUCs are the only class of our partnership interests carrying full voting rights.

The Partnership’s general partner has the authority to declare cash distributions related to the Preferred Units.

The holders of Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the Partnership’s general partner, out of funds legally available therefor, at stated annual rates. Under the terms of the Partnership Agreement, the Partnership’s General Partner has the authority, based on its assessment of the amount of cash available to us for distributions, not to declare distributions to the holders of the Preferred Units.

Holders of Preferred Units may have liability to repay distributions.

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

Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of Preferred Units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of Preferred Units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our Partnership Agreement.

We may be required to redeem Preferred Units in the future.

Under the terms of the Series A and Series A-1 Preferred Units, upon the sixth anniversary of the closing of the sale to an investor, and upon each anniversary thereafter, each holder of such Preferred Units will have the right, but not the obligation, to cause the Partnership to redeem, in whole or in part, the units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions thereon to the date of redemption. Under the terms of the Series B Preferred Units, upon the eighth anniversary of the closing of the sale to an investor, and upon each anniversary thereafter, each holder of such Preferred Units will have the right, but not the obligation, to cause the Partnership to redeem, in whole or in part, the units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions thereon to the date of redemption. Holders of the Preferred Units must provide written notice to the General Partner of their intent to redeem at least 180 days prior to the redemption date. In addition, if the General Partner determines that the ratio of the aggregate market value of issued and outstanding BUCs to the aggregate value of issued and outstanding Series A Preferred Units and Series A-1 Preferred Units has fallen below 1.0 and has remained below 1.0 for a period of 15 consecutive business days, then each holder of Series A, Series A-1 and Series B Preferred Units will have the right to redeem, in whole or in part, the Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus all declared and unpaid distributions thereon to the date of redemption. If such redemptions occur, we will be required to fund redemption proceeds using, including, but not limited to, our secured line of credit, cash on hand, alternative financing, or the sale of assets. Such actions may limit our ability to make additional investments with accretive returns and may negatively impact our results of operations through higher costs or lower investment returns.

Certain holders of our Series A Preferred Units are nearing the sixth anniversary of the original issuance of their units and, therefore, will become eligible to redeem their units at the option of the holders. We have received no redemption notices from holders as of December 31, 2021.

If we do not have sufficient funds available to fulfill these obligations, we may be unable to satisfy an investor’s redemption right.

The assets held by the Partnership may not be considered qualified investments under the Community Reinvestment Act (“CRA”) by the bank regulatory authorities.

In most cases, “qualified investments” are required to be responsive to the community development needs of a financial institution’s delineated CRA assessment area or a broader statewide or regional area that includes the institution’s assessment area. For an institution to receive CRA credit with respect to the Partnership’s Preferred Units, the Partnership must hold CRA qualifying investments that relate to the institution’s assessment area.

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

In June 2020, the OCC adopted amendments to its CRA regulations that resulted in the financial institutions for which it is the primary federal regulator (i.e., national banks and federal savings associations) to be subject to different CRA standards than those that apply to the state-chartered banks for which either the FDIC or FRB is the primary federal regulator. The OCC’s 2020 regulations, among other things, replaced the term “qualified investments” with “community development investments,” which the regulation defined to include lawful investments or legally binding commitments to invest that are reported on the Call Report, Schedule RC–L that meet the expanded community development “qualifying activities” criteria in the rule.

Parts of this June 2020 amendment to the OCC’s CRA regulations became effective on October 1, 2020, but the more material provisions would not have taken effect until January 1, 2023 or January 1, 2024. On September 8, 2021, the OCC issued a proposal to rescind its June 2020 final rule and replace it with a rule largely based on its CRA regulations that existed prior to the adoption of its June 2020 amendments. The OCC stated in the preamble to this proposal that it intended to align its CRA rules with the FRB’s and FDIC’s CRA rules, and thereby reinstitute the regulatory uniformity for all insured depository institutions that existed prior to the OCC’s adoption of its June 2020 rule. On December 14, 2021, the OCC adopted a final rule implementing these changes to its CRA regulations, which became effective on January 1, 2022.

Investments are not typically designated as qualifying investments by the OCC, FRB or FDIC at the time of issuance. Accordingly, the General Partner must evaluate whether each potential investment may be a qualifying investment with respect to a specific Unitholder. The final determinations that Partnership units are qualifying investments are made by the OCC, FRB or FDIC and, where applicable, state bank supervisory agencies during their periodic examinations of financial institutions. There is no assurance that the agencies will concur with the General Partner’s determinations.

Each holder of the Partnership’s Preferred Units is a limited partner of the Partnership, not just of the investments in its Designated Target Region(s). The financial returns on an investor’s investment will be determined based on the performance of all the assets in the Partnership’s geographically diverse portfolio, not just by the performance of the assets in the Designated Target Region(s) selected by the investor.

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

An investment in the Preferred Units is not a deposit or obligation of, or insured or guaranteed by, any entity or person, including the U.S. Government and the FDIC. The value of the Partnership’s assets will vary, reflecting changes in market conditions, interest rates, and other political and economic factors. There is no assurance that the Partnership can achieve its investment objective, since all investments are inherently subject to market risk. There also can be no assurance that either the Partnership’s investments or Preferred Units of the Partnership will receive investment test credit under the CRA.

Under certain circumstances, investors may not receive CRA credit for their investment in the Preferred Units.

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

For an institution to receive CRA credit with respect to an investment in the Preferred Units, the Partnership must hold CRA qualifying investments that relate to the institution’s delineated CRA assessment area. The Partnership expects that an investment in its Preferred Units will be considered a qualified investment under the CRA, but neither the Partnership nor the General Partner has received an interpretative letter from the FFIEC stating that an investment in the Partnership is considered eligible for regulatory credit under the CRA. Moreover, there is no guarantee that future changes to the CRA or future interpretations by the FFIEC will not affect the continuing eligibility of the Partnership’s investments. So that an investment in the Partnership may be considered a qualified investment, the Partnership will seek to invest only in investments that meet the prevailing community investing standards put forth by U.S. regulatory agencies.

In this regard, the Partnership expects that a majority of its investments will be considered eligible for regulatory credit under the CRA, but there is no guarantee that an investor will receive CRA credit for its investment in the Preferred Units. For example, a state banking regulator may not consider the Partnership eligible for regulatory credit. If CRA credit is not given, there is a risk that an investor may not fulfill its CRA requirements.

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

The Preferred Units are subordinated to existing and future debt obligations, and the interests could be diluted by the issuance of additional units, including additional Preferred Units, and by other transactions.

The Preferred Units are subordinated to all existing and future indebtedness, including indebtedness outstanding under any senior bank credit facility. The Partnership may incur additional debt under its senior bank credit facility or future credit facilities. The payment of principal and interest on its debt reduces cash available for distribution to Unitholders, including the Preferred Units.

The Series A Preferred Units and Series A-1 Preferred Units are pari passu and senior to the Series B Preferred Units. The issuance of additional units pari passu with or senior to the existing series of Preferred Units would dilute the interests of the holders of the Preferred Units, and any issuance of senior securities, parity securities, or additional indebtedness could affect the Partnership’s ability to pay distributions on or redeem the Preferred Units.

Holders of the Preferred Units may be required to bear the risks of an investment for an indefinite period of time.

Holders of the Preferred Units may be required to bear the financial risks of an investment in the Preferred Units for an indefinite period of time. In addition, the Preferred Units will rank junior to all Partnership current and future indebtedness (including indebtedness outstanding under the Partnership’s senior bank credit facility) and other liabilities, and any other senior securities we may issue in the future with respect to assets available to satisfy claims against the Partnership.

Treatment of distributions on our Preferred Units is uncertain.

The tax treatment of distributions on our Preferred Units is uncertain. We will treat the holders of Preferred Units as partners for tax purposes and will treat distributions paid to holders of Preferred Units as being made to such holders in their capacity as partners. If the Preferred Units are not partnership interests, they likely would constitute indebtedness for U.S. federal income tax purposes and distributions to the holders of Preferred Units would constitute ordinary interest income to holders of Preferred Units. If Preferred Units are treated as partnership interests, but distributions to holders of Preferred Units are not treated as being made to such holders in their capacity as partners, then these distributions likely would be treated as guaranteed payments for the use of capital. Guaranteed payments generally would be taxable to the recipient as ordinary income, and a recipient could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution. Potential investors should consult their tax advisors with respect to the consequences of owning our Preferred Units.

There is no public market for the Preferred Units, which may prevent an investor from liquidating its investment.

The Preferred Units may not be resold unless the Partnership registers the securities with the SEC or an exemption from the registration requirement is available. It is not expected that any market for the Preferred Units will develop or be sustained in the future. The lack of any public market for the Preferred Units severely limits the ability to liquidate the investment, except for the right to put the Preferred Units to the Partnership under certain circumstances.

Market interest rates may adversely affect the value of the Preferred Units.

One of the factors that will influence the value of the Preferred Units will be the distribution rate on the Preferred Units (as a percentage of the price of the units) relative to market interest rates. An increase in market interest rates, which continue to remain at low levels relative to historical rates, may lower the value of the Preferred Units and also would likely increase the Partnership’s borrowing costs.

Risks Related to Income Taxes

Not all the income received by us is exempt from taxation.

Income from our property loans, taxable MRBs, taxable GILs, MF Properties, investments in unconsolidated entities and related gains or losses on sale are subject to federal and state income taxes. Furthermore, income and gains generated by assets within our wholly owned subsidiary (the “Greens Hold Co”) and its subsidiaries are subject to federal, state and local income taxes as the Greens Hold Co is a “C” corporation for income tax purposes.

To the extent we generate taxable income, Unitholders will be subject to income taxes on this income, whether or not they receive cash distributions.

As a partnership, our Unitholders are individually liable for income tax on their proportionate share of any taxable income realized by us, whether or not we make cash distributions.

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

We are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) because we operate under an exemption therefrom. As a result, none of the protections of the Investment Company Act (such as provisions relating to disinterested directors, custody requirements for securities, and regulation of the relationship between a fund and its advisor) are applicable to us.

Any downgrade, or anticipated downgrade, of U.S. sovereign credit ratings or the credit ratings of the U.S. Government-sponsored entities (“GSEs”) by the various credit rating agencies may materially adversely affect our business.

Our TEBS financing facilities are an integral part of our business strategy and those financings are dependent upon an investment grade rating of Freddie Mac. If Freddie Mac were to be downgraded to below investment grade, it would have a negative effect on our ability to finance our MRB portfolio on a longer-term basis and could negatively impact our cash flows from operations and our ability to continue distributions to our Unitholders at current levels.

The federal conservatorship of Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Freddie Mac and the U.S. Government, may materially adversely affect our business.

The problems faced by Fannie Mae and Freddie Mac commencing in 2008 resulting in them being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity and credit enhancement for mortgage loans, including single family and multifamily mortgages. As a result, the future roles of Fannie Mae and Freddie Mac may be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guarantee obligations could have broad adverse implications for the housing market and our business, operations, and financial condition. If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation, reduction in the size and scope of activities, etc.), our ability to utilize TEBS financings facilities would be materially and adversely impacted.

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

It is not known what changes, if any, may be made to the CRA in the future and what impact these changes could have on regulators or the various states that have their own versions of the CRA. Changes in the CRA might affect Partnership operations and might pose a risk to the successful realization of the Partnership’s investment objectives. Repeal of the CRA would significantly reduce the attractiveness of an investment in the Partnership’s Preferred Units for regulated investors. There is no guarantee that an investor will receive CRA credit for its investment in the Preferred Units.

The replacement of the London Interbank Bank Offering Rate (“LIBOR”) with an alternative reference rate may adversely affect our results of operations and financial condition.

The United Kingdom's Financial Conduct Authority (“FCA”) has announced that it will phase out certain LIBOR tenors by the end of 2021 and certain US-based LIBOR tenors by the end of 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our investments with interests indexed to LIBOR consisted of two MRBs, one taxable MRB and three property loans as of December 31, 2021. The Partnership generally controls the determination of alternative reference rates for such investments. Regarding our liabilities, one of our secured lines of credit, our Secured Notes, and total return swaps have interest rates or terms indexed to LIBOR as of December 31, 2021. In addition, three of our investments in unconsolidated entities have construction loan obligations with interest rates indexed to LIBOR as of December 31, 2021. If LIBOR ceases to exist, we and unconsolidated entities in which we are invested will need to amend these agreements referencing LIBOR rates based on the terms of each agreement or protocols issued by the International Swaps and Derivatives Association.

The phasing out of LIBOR could impact short-term interest rates in general which could potentially increase the cost of our debt financing arrangements. The transition to an alternative rate will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative index will not result in, among other things, financial market disruptions.

General Risk Factors

We face possible risks associated with the effects of climate change and severe weather.

The physical effects of climate change could have a material adverse effect on our investments and operating results. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. These conditions may negatively impact the pace and cost of properties under construction. Over time, these conditions could result in declining demand and operating results for properties related to investments. Climate change may also have indirect effects on our business by increasing the cost and/or availability of property insurance and increased repair and maintenance costs. There can be no assurance that climate change will not have a material adverse effect on our investments and operating results.

We are increasingly dependent on information technology, and potential disruption, cyber-attacks, security problems, and expanding social media vehicles present new risks.

We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Certain critical components of our information systems are hosted and supported by third-party service providers and affiliates of Greystone. If we and our service providers do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to business disruptions or damage resulting from security breaches. If any of our information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our revenues, financial condition, and results of operations may be materially and adversely affected. We could also experience delays in reporting our financial results. In addition, we may be negatively impacted by business interruption, litigation, and reputational damages from leakage of confidential information or from systems conversions when, and if, they occur in the normal course of business.

Our third-party service providers and Greystone affiliates are primarily responsible for the security of their own information technology environments and in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All such third-party vendors face risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us.

Although no material incidents have occurred to date, we cannot be certain that our security efforts and measures will be effective or that our financial results will not be negatively impacted by such an incident should one occur.

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

Each of the Partnership’s MRBs and GILs are collateralized by multifamily or senior housing properties or commercial property. The Partnership may have property loans that are also secured by these properties but does not hold title or any other interest in the properties. One of the Partnership’s property loans is secured by a skilled nursing facility.

The Partnership owned the Suites on Paseo and The 50/50 MF Properties and certain land held for development that are reported within the MF Properties segment as of December 31, 2021. The Partnership recorded one JV Equity Investment as a consolidated VIE and it is reported within the Market-Rate Joint Venture Investments segment as of December 31, 2021. The Partnership’s Real Estate Assets are summarized as follows:

Real Estate Assets as of December 31, 2021
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,302,507	$42,501,775
The 50/50 MF Property	Lincoln, NE	475	-	33,013,039	33,013,039
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	682,929	3,343,544
Land held for development		(2)	1,551,196	-	1,551,196
					$80,409,554
Less accumulated depreciation					(20,701,922)
Net real estate assets					$59,707,632
(1)
The assets are owned by a consolidated VIE for the development of a market-rate multifamily property. See Note 5 of the consolidated financial statements in Item 8 for further information.
(2)
Land held for development consists of land and development costs for parcels of land in Richland County, SC and Omaha, NE.

Item 3. Legal Proceedings.

The Partnership is periodically involved in ordinary and routine litigation incidental to its business. In our judgment, there are no material pending legal proceedings to which the Partnership is a party or to which any of the properties associated with its investments are subject, in which a resolution is expected to have a material adverse effect on the Partnership’s consolidated results of operations, cash flows, or financial condition.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Partnership’s BUCs trade on the NASDAQ Global Select Market under the trading symbol “ATAX.”

BUC Holder Information

As of December 31, 2021, we had 66,049,908 BUCs outstanding held by a total of approximately 15,600 holders of record. In addition, the Partnership had outstanding unvested restricted unit awards (“RUA” or “RUAs”) for 232,566 BUCs held by 14 individuals as of December 31, 2021.

Distributions

Future distributions paid by the Partnership per BUC will be at the discretion of its General Partner and will be based upon financial, capital, and cash flow considerations. In addition, the holders of outstanding Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the General Partner, out of funds legally available therefor, in accordance with the terms and in the amount set forth in the Partnership Agreement. Distributions to the BUCs rank junior to distributions to the Preferred Units, and, therefore, such distributions may be limited under certain circumstances. See Note 20 to the Partnership’s consolidated financial statements for a further description of the Preferred Units. The Partnership currently expects to continue to pay distributions on its Preferred Units and BUCs in the future.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2021:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	232,566	$-	1,635,476	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	232,566	$-	1,635,476

(1) Represents the BUCs which remain available for future issuance under the America First Multifamily Investors, L. P. 2015 Equity Incentive Plan

Unregistered Sale of Equity Securities

The Partnership did not sell any BUCs in 2021 or 2020 that were not registered under the Securities Act of 1933, as amended. There were no sales of unregistered Preferred Units in 2021 or 2020.

The Partnership did not repurchase any outstanding BUCs during the fourth quarter of 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P., its consolidated subsidiaries, and consolidated VIEs as of December 31, 2021 and 2020.

Executive Summary

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, seniors housing and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We expect and believe the interest received on our MRBs and GILs is excludable from gross income for federal income tax purposes. We may also invest in other types of securities and investments that may or may not be secured by real estate to the extent allowed by the Partnership Agreement.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between the Partnership and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s consolidated financial statements for additional details.

Historically, we operated in four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Other Investments, and (4) Public Housing Capital Fund Trusts. However, effective as of December 1, 2021 we established a new reportable segment designated as Seniors and Skilled Nursing MRB Investments, which provides acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of independent living, assisted living and memory care units. In addition, as of December 1, 2021, we renamed our Mortgage Revenue Bond Investments segment as “Affordable Multifamily MRB Investments”, and our Other Investments segment was renamed to “Market-Rate Joint Venture Investments”. Therefore, as of December 31, 2021, we had five reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, (4) Market-Rate Joint Venture Investments, and (5) Public Housing Capital Fund Trusts. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the PHC Certificates in January 2020, as described further below. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. All comparisons and discussion throughout this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based on the new segment presentation implemented during the fourth quarter of 2021, as discussed above. See Notes 2 and 25 to the Partnership’s consolidated financial statements for additional details.

Corporate Responsibility

The Partnership is committed to corporate responsibility and the importance of developing environmental, social and governance (“ESG”) policies and practices consistent with that commitment. We believe the implementation and maintenance of such policies and practices benefit the employees that serve the Partnership, support long-term performance for our Unitholders, and have a positive impact on society and the environment.

Environmental Responsibility

Achieving environmental and sustainability goals in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific qualified allocation plan (“QAP”) as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain project features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. During 2021, properties related to our MRB investments in Jackson Manor Apartments and Residency at the Mayer and all our six new GIL investments were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs. Our MRB investment in Meadow Valley received only private activity bond cap allocation but was done in conjunction with commercial property assessed clean energy financing from another lender.

We are committed to minimizing the overall environmental impact of our corporate operations. As only 13 employees of Greystone Manager are responsible for the Partnership’s operations, we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

Social Responsibility

Our investment activity in MRBs and GILs directly supports the construction, rehabilitation, and stabilized operation of decent, safe, and sanitary affordable multifamily housing across the United States. Each of the properties securing our MRB and GIL investments is required to maintain a minimum percentage of units set-aside for low-income tenants in accordance with IRC guidelines, and the owners of the properties often agree to exceed the minimum IRC requirements. In addition, the rent charged to low-income tenants at MRB or GIL properties is often restricted to a certain percentage of the tenants’ income, making them more affordable. These properties provide valuable support to both low-income and market-rate tenants and create housing diversity in the geographic and social communities in which they are located.

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

Affordable Multifamily MRB Investments Segment

Effective December 2021, we renamed our Mortgage Revenue Bond Investments segment as "Affordable Multifamily MRB Investments". There was no change in the composition of investments within this segment upon the effective date of the name change. As of December 31, 2021, we owned 74 MRBs with aggregate outstanding principal of $697.6 million and nine GILs with aggregate outstanding principal of $184.8 million. Most of these MRBs and the GILs were issued by various state and local housing authorities to provide construction and/or permanent financing for 76 multifamily and seniors housing properties containing a total of 12,584 rental units located in 17 states in the United States.

As of December 31, 2020, we owned 77 MRBs with aggregate outstanding principal of $673.6 million and three GILs with aggregate outstanding principal of $64.9 million. Most of these MRBs and the GILs were issued by various state and local housing authorities to provide construction and/or permanent financing for 71 multifamily properties containing a total of 11,851 rental units located in 15 states in the United States.

Our MRBs, GILs and certain property loans are secured by a mortgage or deed of trust. One MRB is secured by ground, facility, and equipment of a commercial ancillary health care facility in Tennessee. Property loans related to multifamily properties are also included in this segment and may or may not be secured by a mortgage or deed of trust.

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$46,199	$41,877	$4,322	10.3%
Interest expense	20,382	19,822	560	2.8%
Segment net income	8,620	719	7,901	1098.9%

Comparison of the years ended December 31, 2021 and 2020

Total revenues increased for 2021 as compared to the same period in 2020 due primarily to:

•
An increase of approximately $3.4 million in interest income from our various GIL investments;
•
Contingent interest income of approximately $1.8 million recognized in July 2021 upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs at a premium to outstanding principal;

•
An increase of approximately $676,000 in interest income from new MRB investments; and
•
A decrease of approximately $1.7 million in interest income from MRB investments due to redemptions and principal paydowns.

Total interest expense increased for 2021 as compared to the same period in 2020 due primarily to:

•
The execution of the Secured Notes in September 2020;
•
An increase in the average outstanding principal of $175.2 million;
•
Offset by generally lower SIFMA index rates during 2021 resulting in lower interest expense on our variable rate debt financings. The SIFMA index averaged 0.04% and 0.55% during 2021 and 2020, respectively. See tables below for additional information regarding the impact of rate changes on the Partnership’s variable rate debt financings;
•
The termination of five fixed rate Term A/B financings with interest rates of approximately 4.50% that were replaced by five new TOB financings with an initial variable interest rate of approximately 2.09% in April 2020;
•
Approximately $454,000 of additional interest expense and approximately $285,000 of deferred financing costs that were written off during 2020 with the termination of the Deutsche Bank Term A/B trust financings in April 2020; and
•
Approximately $364,000 of previously unamortized deferred financing costs that were recognized as interest expense upon collapse of certain TOB financings in September 2020.

Segment net income for 2021 increased as compared to the same period in 2020 due to:

•
The changes in total revenues and total interest expense detailed in the tables below;
•
A decrease in the recognized provision for credit loss of approximately $2.0 million related to the Provision Center 2014-1 MRB and $3.5 million related to the Live 929 Apartments – Series A MRB;
•
A decrease in the recognized provision for loan loss of approximately $467,000 in 2021 as compared to 2020 related to the Live 929 Apartments property loan;
•
Offset by an increase in general and administrative expenses due to increases of approximately $461,000 related to administration fees paid to AFCA2 due to greater assets under management, approximately $241,000 related to salaries and benefits, approximately $260,000 related to restricted unit compensation expense, approximately $225,000 related to referral fees paid to an affiliate of Greystone on closing of new investments during 2021, and approximately $496,000 related to professional and consulting fees from increased transactional activity during 2021.

The following tables summarize the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for 2021 and 2020. The net of interest income from interest-earning assets and interest expense for interest-bearing liabilities is the segment’s net interest income. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Years Ended December 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$661,731	$38,272	5.8%	$672,375	$39,859	5.9%
Governmental issuer loans	132,593	4,498	3.4%	32,482	1,054	3.2%
Property loans	25,674	1,211	4.7%	9,985	707	7.1%
Other investments	3,164	257	8.1%	1,718	181	10.5%
Total interest-earning assets	$823,162	$44,238	5.4%	$716,560	$41,801	5.8%
Contingent interest income		1,849			-
Non-investment income		112			76
Total revenues		$46,199			$41,877

Interest-bearing liabilities:
Lines of credit	$8,360	$246	2.9%	$13,139	$472	3.6%
Fixed TEBS financing	286,485	11,108	3.9%	290,126	11,241	3.9%
Variable TEBS financing	77,647	1,100	1.4%	78,915	1,601	2.0%
Variable Secured Notes (1)	103,260	2,357	2.3%	28,067	635	2.3%
Fixed Term A/B & TOB financing	12,990	358	2.8%	29,018	1,669	5.8%	(2)
Variable TOB financing	262,603	4,268	1.6%	136,925	2,987	2.2%
Amortization of deferred finance costs	N/A	968	N/A	N/A	1,334	N/A
Derivative fair value adjustments	N/A	(23)	N/A	N/A	(117)	N/A
Total interest-bearing liabilities	$751,345	$20,382	2.7%	$576,190	$19,822	3.4%
Net interest income/spread (3)		$23,856	2.9%		$21,979	3.1%

(1)
Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(2)
The decrease in the average interest rate was due primarily to approximately $454,000 of additional interest expense related to termination of the Term A/B financings with Deutsche Bank in April 2020. Excluding such items, the average interest rate in 2020 was approximately 4.2%.
(3)
Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following tables summarize the changes in interest income and interest expense between 2021 and 2020, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the assets and liabilities. All dollar amounts are in thousands.

	For the Years Ended December 31, 2021 vs. 2020
	Total Change		Average Volume $ Change		Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(1,587)		$(631)		$(956)
Governmental issuer loans	3,444		3,248		196
Property loans	504		1,111		(607)
Other investments	76		152		(76)
Total interest-earning assets	$2,437		$3,880		$(1,443)

Interest-bearing liabilities:
Lines of credit	$(226)		$(172)		$(54)
Fixed TEBS financing	(133)		(141)		8
Variable TEBS financing	(501)		(26)		(475)
Variable Secured Notes (1)	1,722		1,722		-
Fixed Term A/B & TOB financing	(1,311)		(922)	(2)	(389)
Variable TOB financing	1,281		2,742	(2)	(1,461)
Amortization of deferred finance costs	(366)	(3)	N/A		(366)
Derivative fair value adjustments	94		N/A		94
Total interest-bearing liabilities	$560		$3,203		$(2,643)
Net interest income	$1,877		$677		$1,200

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

Operational Matters

We regularly discuss operations and the impacts of COVID-19 with property owners and property management service providers of multifamily properties securing our MRBs. We believe federal and state COVID-19 relief measures have helped certain tenants to stay current on their contractual rental payments. In addition, we have noted in conversations with certain property managers that rent payment relief programs are still being utilized by some of the tenant population. We have noted slight declines in occupancy and operating results at our multifamily properties securing MRBs due to COVID-19. However, operating results, plus the availability of reserves, have allowed all properties to be current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments. If property operating results significantly decline, we may choose to provide support to the properties through supplemental property loans to prevent defaults on the related MRBs.

During 2020 and the first half of 2021, COVID-19 had a significant impact on Live 929 Apartments, our sole student housing MRB property. As of December 31, 2021, Live 929 Apartments is 95% occupied, which is higher than occupancy levels prior to the onset of COVID-19. The nearby educational institution, Johns Hopkins University, substantially resumed in-person, on-campus classes beginning with the Fall 2021 semester. The property continued to operate under a forbearance agreement through December 2021. In January 2022, the borrower completed a restructuring of all senior debt secured by the property. The restructuring transaction provided additional funds to resolve certain payables, fund a debt service reserve, fund repairs and capital improvements, and improve the debt service coverage going forward. In the restructuring transaction, our Live 929 Apartments – Series A and Series B MRBs were redeemed at par plus accrued interest and we purchased a new MRB with principal of $66.4 million and a taxable MRB of $3.6 million, both with fixed interest rates of 4.30%. We believe the restructured debt and estimated results of property operations will eliminate the need for further forbearance.

COVID-19 has negatively impacted the performance of the commercial property associated with the Provision Center 2014-1 MRB in the form of lower patient volume and revenues. These results, in conjunction with declines in the general creditworthiness of proton therapy centers in the United States, have resulted in the reduction of the financial performance and support of the property. The borrower filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code in December 2020. In January 2022, the US Bankruptcy Court for the Middle District of Tennessee approved a sale of the Knoxville facility to Covenant Health, a Tennessee non-profit corporation, for a purchase price of $45.3 million. The net sale proceeds and funds held by the trustee will be distributed to bondholders upon closing of the sale. The Partnership owns approximately 9.2% of the outstanding senior MRBs, and we expect to receive approximately $4.6 million of net proceeds upon closing.

Properties securing our GILs and related property loans are currently under construction and have not yet commenced leasing operations. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor or incurred material construction cost overruns due to COVID-19.

Seniors and Skilled Nursing MRB Investments Segment

Effective December 1, 2021, we established a new reportable segment designated as Seniors and Skilled Nursing MRB Investments, which provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of the independent living, assisted living and memory care units.

As of December 31, 2021, we owned one MRB with aggregate outstanding principal of $100,000, with an outstanding commitment to provide additional funding of $43.9 million on a draw-down basis during construction. This private placement MRB was issued to finance the construction and stabilization of a combined independent living, assisted living and memory care property in Traverse City, MI, with 154 total units. Furthermore, in 2021 we funded a property loan with outstanding principal of $13.4 million as of December 31, 2021, secured by a 128-bed skilled nursing facility in Houston, TX, to position ourselves for a future MRB investment.

The following table compares operating results for the Seniors and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$78	$-	$78	N/A
Interest expense	-	-	-	N/A
Segment net income	72	-	72	N/A

Operations in this segment began in December 2021.

Market-Rate Joint Venture Investments Segment

Effective December 1, 2021, our Other Investments segment was renamed to “Market-Rate Joint Venture Investments”. There was no change in the composition of investments within this segment upon the effective date of the name change.

The Market-Rate Joint Venture Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which holds noncontrolling equity investments in certain market-rate multifamily projects and property loans due from market-rate multifamily projects.

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$14,967	$6,491	$8,476	130.6%
Interest expense	428	-	428	N/A
Gain on sale of investments in unconsolidated entities	15,521	-	15,521	N/A
Segment net income	30,056	6,488	23,568	363.3%

Comparison of the years ended December 31, 2021 and 2020

The increase in total revenues in 2021 as compared to 2020 was due to the following factors:

•
An increase of approximately $862,000 in investment income recognized upon the sale of Vantage at Germantown in March 2021, partially offset by a decrease of approximately $680,000 in recurring investment income due to having reached the maximum guaranteed preferred return for Vantage at Germantown during 2020;
•
An increase of approximately $2.4 million in investment income from amounts recognized upon the sale of Vantage at Powdersville in May 2021;
•
An increase of approximately $1.0 million in investment income primarily from amounts recognized upon the sale of Vantage at Bulverde in August 2021;
•
A net increase of approximately $4.3 million in investment income due to preferred return distributions from Vantage at Stone Creek and Vantage at Coventry in November 2021;
•
A net increase of approximately $2.2 million in investment income due to additional investments in unconsolidated entities in 2021 and 2020; and
•
Offset by approximately $1.5 million in investment income from amounts recognized upon the sale of Vantage at Waco in June 2020.

Interest expense for 2021 is related to our secured line of credit with BankUnited, N.A. that is secured primarily by our investments in unconsolidated entities that was initiated in June 2021.

The gain on sale of investments in unconsolidated entities is related to the sale of the Vantage at Germantown property in March 2021 for a gain of approximately $2.8 million, the sale of the Vantage at Powdersville property in May 2021 for a gain of approximately $5.5 million and the sale of the Vantage at Bulverde property in August 2021 for a gain of approximately $7.0 million. In addition, the we received cash of approximately $294,000 in November 2021 upon the resolution of gain contingencies related to the sale of Vantage at Panama City Beach in September 2019.

The increase in net income in 2021 as compared to 2020 was due to the increases in total revenues, interest expense and gain on sale of investments in unconsolidated entities described above.

Operational Matters

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

MF Properties Segment

As of December 31, 2021 and 2020, the Partnership owned the Suites on Paseo and The 50/50 MF Properties containing a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
MF Properties
Total revenues	$7,209	$6,986	$223	3.2%
Interest expense	1,134	1,196	(62)	-5.2%
Segment net loss	(648)	(1,390)	742	53.4%

Comparison of the years ended December 31, 2021 and 2020

The increase in total revenues for 2021 as compared to 2020 is due primarily to higher occupancy at the Suites on Paseo MF Property. Higher occupancy is a result of the resumption of on-campus, in-person classes for the Fall 2021 semester at San Diego State University after having suspended on-campus, in-person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns.

The decrease in interest expense for 2021 as compared to 2020 was due to the refinancing of The 50/50 Mortgage and TIF loans to lower interest rates in February 2020 and slightly lower average outstanding principal balances.

The decrease in segment net loss for 2021 as compared to 2020 was due to the changes in total revenues and interest expense described above and approximately $483,000 of net savings from closure of food service operations at the Suites on Paseo MF Property in 2020.

Operational Matters

Both MF Properties are adjacent to universities and serve primarily university students. Certain universities in the United States have reverted to temporary remote learning in early 2022 due to the spread of COVID-19. Currently, the universities near our MF Properties are holding on-campus classes, though further spread could cause the universities to implement remote learning.

The University of Nebraska-Lincoln, which is adjacent to The 50/50 MF Property, is currently holding on-campus, in-person classes. The property is 88% occupied as of December 31, 2021, which remains below occupancy levels prior to the onset of COVID-19. However, the property has generated sufficient operating cash flows to meet all mortgage payment and operational obligations through December 31, 2021.

San Diego State University, which is adjacent to the Suites on Paseo MF Property, resumed on-campus, in-person classes for the Fall 2021 semester. The university temporarily reverted to remote learning in January 2022 due to community spread of the omicron variant of COVID-19 but resumed in-person classes on February 7th. Physical occupancy at the Suites on Paseo MF Property was 97% as of December 31, 2021, which is higher than occupancy levels prior to the onset of COVID-19. There is currently no direct debt associated with the Suites on Paseo MF Property and the property’s operating cash flows have been sufficient to meet all operational obligations through December 31, 2021.

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

Comparison of the years ended December 31, 2021 and 2020

There were no reported operations for 2021 due to the sale of the PHC Certificates in January 2020 and the collapse and payment in full of all principal and interest due on the TOB Trust financings secured by the PHC Certificates.

Discussion of Occupancy at Investment-Related Properties

The following tables outline information regarding the properties securing our MRB and GIL investments. The tables also contain information about the MF Properties and properties associated with our investments in unconsolidated entities. The narrative discussion that follows provides a brief operating analysis of each category as of and for the years ended December 31, 2021 and 2020.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. For the years ended December 31, 2021 and 2020, these properties have met the stabilization criteria (see footnote 3 below the table). Debt service on our MRBs for the stabilized properties was current as of December 31, 2021. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the year ended December 31,
Property Name	State	2021	2021	2020	2021	2020
MRB Multifamily Properties-Stabilized (3)
Courtyard	CA	109	100%	99%	92%	93%
Glenview Apartments	CA	88	97%	99%	95%	94%
Harden Ranch	CA	100	96%	98%	96%	96%
Harmony Court Bakersfield	CA	96	96%	97%	91%	90%
Harmony Terrace	CA	136	99%	97%	118%	122%
Las Palmas II	CA	81	100%	100%	98%	98%
Lutheran Gardens (4)	CA	76	96%	n/a	98%	n/a
Montclair Apartments	CA	80	95%	98%	94%	97%
Montecito at Williams Ranch Apartments	CA	132	98%	95%	106%	105%
Montevista	CA	82	95%	94%	104%	109%
San Vicente	CA	50	98%	100%	95%	96%
Santa Fe Apartments	CA	89	98%	97%	95%	96%
Seasons at Simi Valley	CA	69	100%	100%	109%	114%
Seasons Lakewood	CA	85	99%	99%	97%	102%
Seasons San Juan Capistrano	CA	112	95%	92%	96%	97%
Solano Vista	CA	96	98%	97%	102%	97%
Summerhill	CA	128	98%	99%	91%	92%
Sycamore Walk	CA	112	100%	100%	90%	92%
The Village at Madera	CA	75	99%	99%	102%	96%
Tyler Park Townhomes	CA	88	99%	100%	97%	97%
Vineyard Gardens	CA	62	100%	100%	97%	99%
Westside Village Market	CA	81	96%	95%	93%	97%
Brookstone	IL	168	97%	96%	95%	102%
Copper Gate Apartments	IN	129	98%	97%	95%	95%
Renaissance	LA	208	95%	97%	91%	91%
Live 929 Apartments	MD	575	95%	69%	75%	80%
Gateway Village	NC	64	83%	97%	92%	95%
Greens Property	NC	168	99%	96%	93%	91%
Lynnhaven Apartments	NC	75	85%	91%	83%	89%
Silver Moon	NM	151	97%	97%	93%	92%
Village at Avalon	NM	240	97%	100%	97%	97%
Ohio Properties (5)	OH	362	98%	96%	92%	93%
Bridle Ridge	SC	152	99%	100%	90%	91%
Columbia Gardens	SC	188	91%	95%	99%	91%
Companion at Thornhill Apartments	SC	179	100%	100%	88%	86%
Cross Creek	SC	144	97%	96%	88%	92%
The Palms at Premier Park Apartments	SC	240	100%	97%	92%	92%
Village at River's Edge	SC	124	98%	94%	102%	98%
Willow Run	SC	200	92%	95%	99%	90%
Arbors at Hickory Ridge (6)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	94%	96%	84%	87%
Avistar at the Crest	TX	200	99%	95%	77%	82%
Avistar at the Oaks	TX	156	97%	95%	88%	87%
Avistar at the Parkway	TX	236	95%	96%	85%	82%
Avistar at Wilcrest	TX	88	89%	94%	72%	81%
Avistar at Wood Hollow	TX	409	97%	89%	86%	89%
Avistar in 09	TX	133	100%	100%	90%	92%
Avistar on the Boulevard	TX	344	97%	93%	82%	79%
Avistar on the Hills	TX	129	98%	95%	87%	85%
Bruton Apartments	TX	265	85%	91%	68%	80%
Concord at Gulfgate	TX	288	97%	90%	83%	85%
Concord at Little York	TX	276	94%	92%	83%	85%
Concord at Williamcrest	TX	288	96%	93%	88%	88%
Crossing at 1415	TX	112	98%	98%	88%	88%
Decatur Angle	TX	302	81%	88%	70%	76%
Esperanza at Palo Alto	TX	322	93%	95%	87%	85%
Heights at 515	TX	96	97%	99%	88%	89%
Heritage Square	TX	204	96%	93%	77%	77%
Oaks at Georgetown	TX	192	96%	93%	94%	92%
Runnymede	TX	252	99%	100%	95%	92%
Southpark	TX	192	98%	95%	95%	92%
15 West Apartments	WA	120	97%	100%	98%	98%
		10,538	96%	94%	89%	90%

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
(4)
Prior year occupancy data is not available as the related investment was acquired in 2021. The property was considered stabilized upon acquisition of the related MRB.
(5)
The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.
(6)
The MRB was defeased and the underlying property was sold during 2021. As such, the Partnership will not report property occupancy information.

Physical occupancy as of December 31, 2021 was slightly higher compared with the same period in 2020 due primarily to the large increase in physical occupancy at Live 929 Apartments. Economic occupancy for the year ended December 31, 2021 was slightly lower compared with the same period in 2020 due primarily to lower economic occupancy at Live 929 Apartments and certain properties located in Texas during the first half of 2021. The Decatur Angle and Bruton Apartments properties experienced significant declines due to higher than historical bad debt reserve write-offs.

The Live 929 Apartments, a student housing property, was more significantly impacted by COVID-19 than affordable multifamily properties but has generally recovered from an occupancy standpoint for the Fall 2021 semester. The nearby educational institution, Johns Hopkins University, has resumed in-person, on-campus classes for the Fall 2021 semester. As of December 31, 2021, Live 929 Apartments was 95% occupied, which is higher than occupancy prior to the onset of COVID-19. Economic occupancy reported above remains low due to lower physical occupancy in Spring 2021, but we expect operations and economic occupancy to improve over the coming quarters as a result of increased occupancy.

Non-Consolidated Properties - Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. For the year ended December 31, 2021 these properties have not met the stabilization criteria (see footnote 3 below the table). As of December 31, 2021, debt service on the MRB and GILs for the non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the year ended December 31,
Property Name	State	2021	2021	2020	2021	2020
MRB Multifamily Properties-Non Stabilized (3)
Ocotillo Springs (4)	CA	75	n/a	n/a	n/a	n/a
Residency at the Mayer (4)	CA	79	n/a	n/a	n/a	n/a
Jackson Manor Apartments (5)	MS	60	97%	n/a	86%	n/a
		214

GIL Multifamily Properties-Non Stabilized (3)
Hope on Avalon (4)	CA	88	n/a	n/a	n/a	n/a
Hope on Broadway (4)	CA	49	n/a	n/a	n/a	n/a
Centennial Crossings (4)	CO	209	n/a	n/a	n/a	n/a
Osprey Village (4)	FL	383	n/a	n/a	n/a	n/a
Willow Place Apartments (4)	GA	182	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (4)	MN	228	n/a	n/a	n/a	n/a
Legacy Commons at Signal Hills (4)	MN	247	n/a	n/a	n/a	n/a
Hilltop at Signal Hills (4)	MN	146	n/a	n/a	n/a	n/a
Scharbauer Flats Apartments (4)	TX	300	n/a	n/a	n/a	n/a
		1,832

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	154	n/a	n/a	n/a	n/a

Grand total		2,200	97%	n/a	86%	n/a

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
(3)
The property is not considered stabilized as it has not met the criteria for stabilization. A property is considered stabilized once it reaches 90% physical occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for a period after completion of the rehabilitation.
(4)
Physical and economic occupancy information is not available for the years ended December 31, 2021 and 2020 as the property is under construction.
(5)
Physical and economic occupancy information is not available for the year ended December 31, 2020 as the related investment was acquired during 2021.

As of December 31, 2021, all non-stabilized properties except for Jackson Manor were under construction and have no operating metrics to report. Jackson Manor has commenced an in-place rehabilitation that is nearing completion.

MF Properties

As of December 31, 2021, we owned two MF Properties that we report on a consolidated basis. The 50/50 MF Property is encumbered by mortgage loans with an aggregate principal balance of $25.1 million as of December 31, 2021. Debt service on our mortgages payable was current as of December 31, 2021.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the year ended December 31,
Property Name	State	2021	2021	2020	2021	2020
MF Properties
Suites on Paseo	CA	384	97%	68%	80%	68%
The 50/50 Property	NE	475	88%	89%	83%	85%
		859	92%	80%	82%	76%

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

The physical occupancy and economic occupancy as of and for the year ended December 31, 2021 increased as compared to the same period in 2020 due to an increase in occupancy at the Suites on Paseo MF Property. The University of Nebraska-Lincoln, which is adjacent to the 50/50 MF Property, is currently holding on-campus, in-person classes but occupancy is below occupancy levels prior to the onset of COVID-19. San Diego State University, which is adjacent to the Suites on Paseo MF Property, resumed on-campus, in-person classes in the Fall 2021 semester after having suspended on-campus, in-person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. Current occupancy at the Suites on Paseo MF Property is higher than occupancy levels prior to the onset of COVID-19.

Investments in Unconsolidated Entities

We are the limited member investor in various unconsolidated entities formed for the purpose of constructing market-rate, multifamily real estate properties. The Partnership is the primary beneficiary of Vantage at San Marcos and reports this VIE on a consolidated basis as of December 31, 2021. For all other investments, the Partnership determined the unconsolidated entities are VIEs but that the Partnership is not the primary beneficiary. As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis. Our limited membership interests entitle us to shares of certain operating cash flows the unconsolidated entities and upon the occurrence of certain capital transactions, such as a refinancing or sale. The amounts presented below were obtained from records provided by the property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,
Property Name	State	2021	2021	2020
Vantage at Powdersville (2)	SC	n/a	n/a	95%
Vantage at Bulverde (2)	TX	n/a	n/a	88%
Vantage at Germantown (2)	TN	n/a	n/a	98%
Vantage at Stone Creek	NE	294	94%	68%
Vantage at Murfreesboro	TN	288	97%	75%
Vantage at Coventry	NE	294	94%	40%
Vantage at Conroe	TX	288	89%	15%
Vantage at O'Connor	TX	288	99%	8%
Vantage at Westover Hills	TX	288	98%	1%
Vantage at Tomball (3)	TX	288	n/a	n/a
Vantage at Hutto (3)	TX	288	n/a	n/a
Vantage at San Marcos (3) (4)	TX	288	n/a	n/a
Vantage at Loveland (3)	CO	288	n/a	n/a
Vantage at Helotes (3)	TX	288	n/a	n/a
Vantage at Fair Oaks (3)	TX	288	n/a	n/a
Vantage at McKinney Falls (3)	TX	288	n/a	n/a
		3,756

(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Physical occupancy information is not available as of December 31, 2021as the property has been sold.
(3)
Physical occupancy information is not available as of December 31, 2021 and 2020 as the properties are currently under construction.
(4)
The property is reported as a consolidated VIE as of December 31, 2021 (Note 5).

The Vantage properties at Tomball, Hutto, San Marcos Loveland, Helotes, Fair Oaks and McKinney Falls are currently under construction and have yet to commence leasing activities as of December 31, 2021. All other properties are currently either stabilized or are near stabilization.

Results of Operations

The tables and following discussions of our changes in results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto in Item 8 of this Report.

The following table compares revenue and other income for the Partnership for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Revenues and Other Income:
Investment income	$57,737	$47,554	$10,183	21.4%
Property revenues	7,209	6,986	223	3.2%
Contingent interest income	1,849	12	1,837	15308.3%
Other interest income	1,658	967	691	71.5%
Other income	-	10	(10)	-100.0%
Loss on sale of real estate asset	(15)	-	(15)	N/A
Gain on sale of securities	-	1,416	(1,416)	-100.0%
Gain on sale of investments in unconsolidated entities	15,521	-	15,521	N/A
Total Revenues and Other Income	$83,959	$56,945	$27,014	47.4%

Discussion of the Total Revenues for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Investment income. The increase in investment income in 2021 as compared to 2020 was due to the following factors:

•
An increase of approximately $8.5 million in investment income related to investments in unconsolidated entities. This increase consisted of:
o
An increase of approximately $862,000 for additional investment income recognized upon the sale of Vantage at Germantown in March 2021, partially offset by a decrease of approximately $680,000 in recurring investment income due to having reached the maximum guaranteed preferred return for Vantage at Germantown during 2020;
o
An increase of approximately $2.4 million in investment income from amounts recognized upon the sale of Vantage at Powdersville in May 2021;
o
An increase of approximately $1.0 million in investment income primarily from amounts recognized upon the sale of Vantage at Bulverde in August 2021;
o
A net increase of approximately $4.3 million in investment income due to preferred return distributions from Vantage at Stone Creek and Vantage at Coventry in November 2021;
o
A net increase of approximately $2.2 million in investment income due to additional investments in unconsolidated entities in 2021 and 2020; and
o
Offset by approximately $1.5 million in investment income from amounts recognized upon the sale of Vantage at Waco in June 2020;
•
An increase of approximately $3.4 million in investment income related to our GIL investments;
•
A decrease of approximately $1.6 million due to changes in the average volume and interest rates of our MRB investments. See discussion of volume and interest rate changes in the Affordable Multifamily MRB Investments segment discussion previously included in Item 7; and
•
A decrease of approximately $162,000 in investment income related to the PHC Certificates that were sold in January 2020.

Property revenues. Total revenues increased slightly in 2021 as compared to 2020 due to higher occupancy at the Suites on Paseo MF Property as the property recovers from the impacts of COVID-19. The University of Nebraska-Lincoln and San Diego State University are currently holding on-campus, in-person classes. The 50/50 MF Property occupancy is below and the Suites on Paseo MF Property occupancy is above levels prior to the onset of COVID-19.

Contingent interest income. Contingent interest income recognized in 2021 was realized upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs in July 2021. There was minimal contingent interest income recognized in 2020.

Other interest income. Other interest income is comprised primarily of interest income on our property loans. The increase in other interest income in 2021 as compared to 2020 is primarily due to interest on approximately $55.7 million of property loan advances made during 2021.

Other income. Other income was minimal for 2021 and 2020.

Loss on sale of real estate asset. The loss on sale of real estate assets in 2021 related to the sale of land held for development in Gardner, KS in November 2021.

Gain on the sale of securities. The gain on sale of securities in 2020 related to the sale of the PHC Certificates in January 2020. There was no gain on sale of securities reported in 2021.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities is related to the sale of the Vantage at Germantown property in March 2021 for a gain of approximately $2.8 million, the sale of the Vantage at Powdersville property in May 2021 for a gain of approximately $5.5 million and the sale of the Vantage at Bulverde property in August 2021 for a gain of approximately $7.0 million. In addition, we received cash of approximately $294,000 in November 2021 upon the resolution of gain contingencies related to the sale of Vantage at Panama City Beach in September 2019. There was no gain on sale of investments in unconsolidated entities in 2020.

The following table compares Partnership expenses for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$3,992	$4,347	$(355)	-8.2%
Provision for credit loss	1,857	7,319	(5,462)	-74.6%
Provision for loan loss	444	911	(467)	-51.3%
Impairment charge on real estate assets	-	25	(25)	-100.0%
Depreciation and amortization	2,733	2,810	(77)	-2.7%
Interest expense	21,944	21,216	728	3.4%
General and administrative	14,825	13,028	1,797	13.8%
Total Expenses	$45,795	$49,656	$(3,861)	-7.8%

Discussion of the Total Expenses for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased in 2021 as compared to 2020 primarily due to the closure of food service operations at the Suites on Paseo MF Property in 2020.

Provision for credit loss. The provision for credit loss in 2021 related to other-than-temporary impairments of approximately $1.9 million related to the Provision Center 2014-1. The provision for credit loss in 2020 consists of other-than-temporary impairments of approximately $3.5 million related to the Live 929 Apartments - Series A MRB and approximately $3.9 million related to the Provision Center 2014-1 MRB.

Provision for loan loss. The provisions for loan losses in 2021 and 2020 are related to the loan loss allowances established for the Live 929 Apartments property loan.

Impairment charge on real estate assets. There was no impairment charge recognized in 2021. The impairment charge in 2020 related to the land held for development in Gardner, KS.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. The decrease in depreciation and amortization in 2021 as compared to 2020 was related to the Suites of Paseo MF Property due to real estate assets that became fully depreciated in 2020.

Interest expense. The net increase in interest expense in 2021 as compared to 2020 was due to the following factors:

•
A decrease of approximately $2.6 million due to a decrease in effective interest rates of the debt financing portfolio as a result of refinancing activities and generally lower market interest rates;
•
An increase of approximately $3.2 million due to higher average principal outstanding of approximately $171.3 million;
•
A net increase of approximately $94,000 related to fair value adjustments to interest rate derivatives, net of cash paid; and
•
A decrease of approximately $229,000 in amortization of deferred financings costs.

General and administrative expenses. The increase in general and administrative expenses in 2021 as compared to 2020 is primarily due to increases of approximately $461,000 related to administration fees paid to AFCA2 due to greater assets under management, approximately $241,000 related to salaries and benefits, approximately $260,000 related to restricted unit compensation expense, approximately $225,000 related to referral fees paid to an affiliate of Greystone on closing of new investments during 2021, and approximately $496,000 related to professional and consulting fees from increased transactional activity during 2021.

Discussion of Income Tax Expense for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. There was minimal taxable income for the Greens Hold Co in 2021 and 2020.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income as determined in accordance with GAAP to CAD) for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Net income	$38,099,488	$7,208,828
Change in fair value of derivatives	(23,214)	(116,899)
Depreciation and amortization expense	2,732,922	2,810,073
Provision for credit loss (1)	1,856,893	7,318,590
Provision for loan loss (2)	444,302	911,232
Reversal of impairment on securities (3)	-	(1,902,979)
Impairment charge on real estate assets	-	25,200
Reversal of impairment charge on real estate assets (4)	(250,200)	-
Amortization of deferred financing costs	1,209,837	1,450,398
Restricted unit compensation expense	1,277,694	1,017,938
Deferred income taxes	(89,055)	(105,920)
Redeemable Preferred Unit distributions and accretion	(2,871,051)	(2,871,051)
Tier 2 (Income distributable) Loss allocable to the General Partner (5)	(2,649,242)	80,501
Bond purchase premium (discount) amortization (accretion), net of cash received	(72,052)	(59,691)
Total CAD	$39,666,322	$15,766,220

Weighted average number of BUCs outstanding, basic	61,971,556	60,606,989
Net income per BUC, basic	$0.52	$0.07
Total CAD per BUC, basic	$0.64	$0.26
Distributions declared, per BUC	$0.50	$0.305

(1)
The provision for credit loss for 2021 related to other-than-temporary impairments of approximately $1.9 million related to the Provision Center 2014-1 MRB. The provision for credit loss for 2020 consists of other-than-temporary impairments of approximately $3.5 million related to the Live 929 Apartments - Series A MRB and approximately $3.9 million related to the Provision Center 2014-1 MRB.
(2)
The provision for loan loss relates to impairment of the Live 929 Apartments property loan.
(3)
This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the PHC Certificates. Such adjustments were reversed in the first quarter of 2020 upon the sale of the PHC Certificates in January 2020.
(4)
This amount represents previous impairments recognized as adjustments to CAD in prior periods related to land held for development in Gardner, KS. Such adjustments were reversed in the fourth quarter of 2021 upon the sale of the land.
(5)
As described in Note 3 to the Partnership’s consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner, up to a maximum amount as defined in the Partnership Agreement. Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest in excess of the maximum threshold (Tier 3 income) is allocated 100% to the limited partners and BUC holders, as a class. The adjustment represents the 25% of Tier 2 income due to the General Partner.

For the year ended December 31, 2021, Tier 2 income allocable to the general partner consisted of approximately $702,000 related to the gain on sale of Vantage at Germantown in March 2021, approximately $1.4 million related to the gain on sale of Vantage at Powdersville in May 2021, approximately $462,000 related to the redemption of Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs in July 2021, and approximately $119,000 related to the gain on sale of Vantage at Bulverde in August 2021. This was offset by the loss on the sale of land held for development in Gardner, KS and reversal of prior impairments. For the year ended December 31, 2020, Tier 2 loss related to the sale of the PHC Certificates.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Item 1A of this Report for further information.

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

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•
Unrestricted cash on hand;
•
Operating cash flows from investments in MRBs, GILs, property loans and investments in unconsolidated entities;
•
Net operating cash flows from MF Properties;
•
Secured lines of credit;
•
Proceeds from our total return swap transactions associated with our Secured Notes;
•
Proceeds from obtaining additional debt;
•
Issuances of BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests; and
•
Proceeds from the sale of assets.

Unrestricted Cash on Hand

As of December 31, 2021, the Partnership had unrestricted cash on hand of approximately $68.3 million. The Partnership is required to keep a minimum of $5.0 million of unrestricted cash on hand under the terms of certain guaranty obligations. There are no other contractual restrictions of the Partnership’s ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular interest payments received on our MRBs, GILs and property loans that provide consistent cash receipts throughout the year. All MRBs, GILs and property loans are current on contractual debt service payments as of January 31, 2022, except for the Provision Center 2014-1 MRB. Receipts, net of interest expense on related debt financings and lines of credit balances, are available for general use by the Partnership. The Partnership also receives distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

Receipt of cash from our investments in MRBs and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from GILs and property loans is dependent on the availability of construction funding and the execution of certain equity commitments by the owners of the secured properties.

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

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million, to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of the Partnership’s capital contributions to unconsolidated entities, subject to certain restrictions. The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which the Partnership must maintain a balance of not less than $5.0 million. The Partnership is subject to various affirmative and negative covenants that, among others, require the Partnership to maintain a minimum liquidity of not less than $5.0 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify BankUnited, N.A. if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of December 31, 2021. The balance of the General LOC was $6.5 million with the ability to draw an additional $33.5 million as of December 31, 2021. The General LOC has a maturity date of June 2023, with options to extend for up to two additional years.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a maximum commitment of $50 million to fund purchases of multifamily real estate, MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs and property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of December 31, 2021. The balance of the Acquisition LOC was $39.2 million with the ability to draw an additional $10.8 million as of December 31, 2021. The Acquisition LOC has a maturity date of June 2023.

Proceeds from our Total Return Swap Transactions associated with our Secured Notes

In September 2020, we issued Secured Notes to Mizuho totaling $103.5 million. Concurrent with the issuance of the Secured Notes, we entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes. The combined notional amount of the total return swaps is $103.1 million, which is the same as the outstanding principal balance of the Secured Notes.

The first total return swap has a notional amount of approximately $39.6 million as of December 31, 2021. The interest rate on the notional amount is equal to 3-month LIBOR plus 3.75%, with an interest rate floor of 4.25%. We are required to maintain minimum cash collateral with Mizuho equal to 35% of the notional amount, which was approximately $14.0 million as of December 31, 2021. The remaining $26.0 million was received as cash proceeds by the Partnership during 2020.

The second total return swap has a notional amount of $63.5 million as of December 31, 2021. The Partnership’s interest rate on the notional amount is equal to 3-month LIBOR plus 0.50%, with an interest rate floor of 1.00%. We are required to maintain cash collateral with Mizuho equal to 100% of the notional amount as of December 31, 2021. Through March 2022, we have the option to reallocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million. Upon such a reallocation, cash equal to 35% of the notional amount reallocated will be posted as collateral for the first total return swap and 65% of the notional amount reallocated will be advanced as net proceeds to the Partnership for its general use. As of December 31, 2021, we have the option to reallocate up to $63.5 million of notional amount, which if fully reallocated will generate additional net cash proceeds of approximately $41.3 million for our general use.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. The Partnership may obtain leverage for these investments by posting the investments as security. As of December 31, 2021, the Partnership’s primary unleveraged assets were certain MRBs with outstanding principal totaling approximately $19.3 million. Of these MRBs, approximately $10.0 million is principal outstanding on the Provision Center 2014-1 MRB, for which the borrower has declared Chapter 11 bankruptcy, and which could limit our ability to obtain leverage related to this MRB.

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

In July 2021, the Partnership entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of December 31, 2021, the Partnership has not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

The Partnership is authorized to issue various series of Preferred Units under the Partnership Agreement. In September 2021, our registration statement on Form S-3 for the registered offering and issuance of up to 3,500,000 of Series A-1 Preferred Units was declared effective by the SEC. The Partnership is able to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. No Series A-1 Preferred Units had been sold as of December 31, 2021.

In September 2021, our registration statement on Form S-3 for the registered offering and issuance of up to 10,000,000 of a newly-created series of limited partnership interests designated as Series B Preferred Units was declared effective by the SEC. The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. No Series B Preferred Units had been sold as of December 31, 2021.

We may also designate and issue additional series of preferred units representing limited partnership interests in the Partnership in accordance with the terms of the Partnership Agreement.

Proceeds from the Sale of Assets

We may, from time to time, sell our investments in MRBs, GILs, property loans, investments in unconsolidated entities and MF Properties consistent with our strategic plans. Our MRB portfolio is marked at a significant premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for similar investments. We may consider selling certain MRBs in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRBs included in our TEBS financings.

Our ability to dispose of investments on favorable terms is dependent upon several factors including, but not limited to, the availability of credit to potential buyers to purchase investments at prices we consider acceptable. In addition, potential adverse changes to general market and economic conditions may negatively impact our ability to sell our investments in the future.

Three of our investments in unconsolidated entities were redeemed upon the sales of the underlying properties during 2021. We received cash of approximately $16.1 million from the sale of Vantage at Germantown in March 2021, approximately $20.1 million from the sale of Vantage at Powdersville in May 2021, and approximately $18.9 million from the sale of Vantage at Bulverde in August 2021.

Uses of Liquidity

Our principal uses of liquidity consist of:

•
General and administrative expenses;
•
Investment funding commitments;
•
Debt service on secured lines of credit, debt financings, Secured Notes, and mortgages payable;
•
Distributions paid to holders of Preferred Units and BUCs;
•
Potential redemptions of Series A Preferred Units; and
•
Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of the Partnership’s operations and real estate operating expenses of our MF Properties. For additional details, see Item 1A, “Risk Factors” in this report, and the section captioned “Cash flows from operating activities” in the Partnership’s consolidated statements of cash flows set forth in Item 8 of this Report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Included in general and administrative expenses is operating lease expenses for our MF Properties, of which the most significant is a ground lease associated with The 50/50 MF Property. Such expenses are paid from operating cash flows. The following table summarizes our outstanding contractual lease obligations by year as of December 31, 2021:

2022	$141,119
2023	143,561
2024	144,706
2025	147,598
2026	150,548
Thereafter	4,219,127
Total	$4,946,659

Investments in Additional MRBs, GILs, Property Loans and Unconsolidated Entities

Our overall strategy is to continue to invest in quality multifamily properties through either the acquisition of MRBs, GILs, property loans or equity investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of December 31, 2021:

					Projected Funding by Year (1)
Property Name	Commitment Date	Maturity Date	Total Initial Commitment	Remaining Commitment as of December 31, 2021	2022	2023	2024	Interest Rate	Related Debt Financing (2)
Mortgage Revenue Bonds
Jackson Manor Apartments	April 2021	May 2038	$6,900,000	$2,000,000	$2,000,000	$-	$-	5.00%	Variable TOB
Residency at the Mayer - Series A	October 2021	April 2039	29,500,000	5,500,000	5,500,000	-	-	SOFR + 3.60% (4)	Variable TOB
Meadow Valley	December 2021	December 2029	44,000,000	43,900,000	10,100,000	18,600,000	15,200,000	6.25%	(5)
Subtotal			80,400,000	51,400,000	17,600,000	18,600,000	15,200,000

Taxable Mortgage Revenue Bonds
Ocotillo Springs - Series A-T	July 2020	August 2022 (3)	$7,000,000	$6,000,000	$6,000,000	$-	$-	LIBOR + 3.55% (4)	Variable TOB
Residency at the Mayer Series A-T	October 2021	April 2024 (3)	12,500,000	11,500,000	11,500,000	-	-	SOFR + 3.70% (4)	Variable TOB
Subtotal			19,500,000	17,500,000	17,500,000	-	-

Governmental Issuer Loans
Hilltop at Signal Hills	January 2021	August 2023 (3)	$24,450,000	$2,899,416	$2,899,416	$-	$-	SOFR + 3.07% (4)	Variable TOB
Legacy Commons at Signal Hills	January 2021	February 2024 (3)	34,620,000	1,499,395	1,499,395	-	-	SOFR + 3.07% (4)	Variable TOB
Hope on Avalon	January 2021	February 2023 (3)	23,390,000	13,408,800	13,408,800	-	-	SIFMA + 3.75% (4)	Variable TOB
Hope on Broadway	January 2021	February 2023 (3)	12,105,623	8,414,378	8,414,378	-	-	SIFMA + 3.75% (4)	Variable TOB
Osprey Village	July 2021	August 2024 (3)	60,000,000	53,627,970	38,321,966	15,306,004	-	SOFR + 3.07% (4)	Variable TOB
Willow Place Apartments	September 2021	October 2024 (3)	25,000,000	22,028,214	19,520,341	2,507,873	-	SOFR + 3.30% (4)	Variable TOB
Subtotal			179,565,623	101,878,173	84,064,296	17,813,877	-

Taxable Governmental Issuer Loans
Hope on Avalon	January 2021	February 2023 (3)	$10,573,000	$9,573,000	$9,573,000	$-	$-	SOFR + 3.55% (4)	Variable TOB
Subtotal			10,573,000	9,573,000	9,573,000	-	-

Property Loans
Scharbauer Flats Apartments	June 2020	January 2023 (3)	$24,160,000	$14,451,402	$14,451,402	$-	$-	LIBOR + 2.85%	Variable TOB
Oasis at Twin Lakes	July 2020	August 2023 (3)	27,704,180	7,096,818	7,096,818	-	-	LIBOR + 2.50% (4)	Variable TOB
Centennial Crossings	August 2020	September 2023 (3)	24,250,000	12,895,614	12,895,614	-	-	LIBOR + 2.50% (4)	Variable TOB
Hilltop at Signal Hills	January 2021	August 2023 (3)	21,197,939	20,197,939	20,197,939	-	-	SOFR + 3.07% (4)	Variable TOB
Legacy Commons at Signal Hills	January 2021	February 2024 (3)	32,233,972	29,629,742	23,854,932	5,774,810	-	SOFR + 3.07% (4)	Variable TOB
Osprey Village	July 2021	August 2024 (3)	25,500,000	24,500,000	-	24,500,000	-	SOFR + 3.07% (4)	Variable TOB
Willow Place Apartments	September 2021	October 2024 (3)	21,351,328	20,351,328	-	20,351,328	-	SOFR + 3.30% (4)	Variable TOB
Magnolia Crossing (6)	December 2021	December 2022 (3)	14,500,000	1,075,421	1,075,421	-	-	SOFR + 6.50% (4)	N/A
Subtotal			190,897,419	130,198,264	79,572,126	50,626,138	-

Equity Investments
Vantage at Hutto (7)	November 2020	N/A	$11,233,000	$5,991,269	$5,991,269	$-	$-	N/A	N/A
Vantage at San Marcos (8)	November 2020	N/A	9,914,529	8,943,914	8,943,914	-	-	N/A	N/A
Vantage at Loveland	April 2021	N/A	16,329,000	5,883,811	5,883,811	-	-	N/A	N/A
Vantage at Helotes	May 2021	N/A	12,590,681	1,613,496	1,613,496	-	-	N/A	N/A
Vantage at Fair Oaks	June 2021	N/A	11,011,245	4,712,690	4,712,690	-	-	N/A	N/A
Vantage at McKinney Falls	December 2021	N/A	11,431,272	4,922,957	4,922,957	-	-	N/A	N/A
Subtotal			72,509,727	32,068,137	32,068,137	-	-

Bond Purchase Commitments
CCBA Senior Garden Apartments	July 2020	Q1 2022 (9)	$3,807,000	$3,807,000	$3,807,000	$-	$-	4.50%	N/A
Anaheim & Walnut	September 2021	Q3 2024 (9)	3,900,000	3,900,000	-	-	3,900,000	4.85%	N/A
Subtotal			7,707,000	7,707,000	3,807,000	-	3,900,000

Total Commitments			$561,152,769	$350,324,574	$244,184,559	$87,040,015	$19,100,000

(1)
Projected fundings by year are based on current estimates and the actual funding schedule may differ materially due to, but not limited to, the pace of construction, adverse weather conditions, delays in governmental approvals or permits, the availability of materials and contractors, and labor disputes.
(2)
The Partnership has securitized the indicated assets in TOB financing facilities that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership. See Note 16 for further details on debt financing.
(3)
The borrower may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(4)
The variable index interest rate component is subject to a floor.
(5)
The Partnership funded the initial $100,000 draw on this MRB using available cash. We expect to fund portions of future draws with proceeds from a variable TOB financing facility.
(6)
The remaining loan commitment will be used to cover debt service over the twelve month term of the property loan.
(7)
The Partnership increased its equity commitment from $10.5 million to $11.2 million in December 2021.
(8)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5). A development site has been identified for this project but construction had not commenced as of December 31, 2021.
(9)
This is the estimated closing date of the associated bond purchase commitment.

Debt Service on Secured Lines of Credit, Debt Financings, Secured Notes and Mortgages Payable

As previously discussed, we maintain a General LOC and Acquisition LOC that provide flexibility in managing our liquidity. Debt service on our General LOC consists of monthly interest payments and principal repayment due upon maturity in June 2023, before consideration of extension options. Principal payments may be accelerated if the balance exceeds the borrowing base calculation. Debt service on our Acquisition LOC consists of monthly interest and principal repayments due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments.

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs, taxable MRBs, GILs, a taxable GIL and certain property loans. The financing arrangements generally involve the securitization of these investment assets into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties in exchange for debt proceeds. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs, up to the value of our residual interests. In the case of forbearance or default on an underlying investment asset in a Term TOB or TOB financing, we may be required to fund shortfalls in principal and interest payable to the senior beneficial interests, repurchase a portion of the outstanding senior beneficial interests, or repurchase the underlying investment asset and seek alternative financing. We anticipate that cash flows from the securitized investment assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

Our Secured Notes are secured by the Partnership’s cash flows from the residual certificates of our TEBS financings. Interest due on the Secured Notes, net of amounts due to us on the related total return swap transactions, will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities under the Secured Notes and related documents.

We may be required to post collateral with Mizuho or Barclays if the value of investment assets securitized in TOB financings and Secured Notes drop below a threshold in the aggregate. We were not required to post collateral due to declines in the value of the securitized assets in 2021.

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt
Fixed	Fixed	$293,999,683	35.8%	$301,073,976	44.5%
Fixed	Variable	286,567,660	34.8%	310,286,167	45.9%
Variable (1)	Variable (1)	242,204,000	29.4%	64,972,998	9.6%
Total		$822,771,343		$676,333,141

(1)
The securitized asset and related debt financing both have variable interest rates, though the variable rate indices may differ. As such, the Partnership is at least partially hedged against rising interest rates.

In October 2021, we executed our first TOB financing with Barclays as the lender. The addition of Barclays provides an alternative financing source and diversification of our lender relationships.

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

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, Secured Notes and mortgages payable as of December 31, 2021:

	Secured Lines of Credit	Debt Financing and Secured Notes	Mortgages Payable	Total
2022	$39,214,000	$23,169,689	$2,560,283	$64,943,972
2023	6,500,000	237,473,815	909,278	244,883,093
2024	-	199,878,152	947,301	200,825,453
2025	-	112,692,806	1,747,032	114,439,838
2026	-	4,227,863	641,415	4,869,278
Thereafter	-	245,329,018	20,020,531	265,349,549
Total	$45,714,000	$822,771,343	$26,825,840	$895,311,183

We expect to refinance maturing debts with existing lenders or obtain new debt from other lenders under similar terms. Certain debt financings will be repaid either entirely or partially from redemption proceeds of the secured investment assets.

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” of this Report and Notes 15 (secured lines of credit), 16 (debt financing and Secured Notes), and 17 (mortgages payable) to the Partnership’s consolidated financial statements for additional details.

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

On December 14, 2021, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly distribution of $0.11 per BUC and a special distribution of $0.08 per BUC to unitholders of record on December 31, 2021 and was paid on January 31, 2022.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant, including the effects of COVID-19.

Potential Redemptions of Series A Preferred Units

Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, each holder of Series A Preferred Units has the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The next optional redemption dates for the currently outstanding Series A Preferred Units range from September 2022 through October 2023 and the holders must provide notice of the election to redeem no less than 180 days prior to such redemption dates. No Unitholders have given notice of their election to redeem Series A Preferred Units as of December 31, 2021. If the holders of the Series A Preferred Units elect to redeem, we will be required, subject to certain restrictions, to secure funds to redeem from unrestricted cash on hand, proceeds from our General LOC, additional borrowings or through additional capital raising options.

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

Cash Flows

In 2021, we generated $28.9 million of cash, which was the net result of $33.9 million provided by operating activities, $187.5 million used in investing activities, and $182.5 million provided by financing activities.

Cash provided by operating activities totaled $33.9 million in 2021 compared to $15.8 million generated in 2020. The change was due to the following factors:

•
An increase of $30.9 million in net income, offset by the $15.5 million related to the gain on sale of unconsolidated entities that is cash from investing activities and $5.5 million decrease related to the provision for credit loss; and
•
An increase of $8.1 million related to changes in the preferred return receivable from unconsolidated entities.

Cash used in investing activities totaled $187.5 million in 2021 compared to cash used of $38.1 million in 2020. The change was due to the following factors:

•
A decrease of $43.3 million of cash proceeds from the sale of the PHC Certificates;
•
A decrease of $55.0 million and $49.9 million of cash due to continued advances on GIL and property loan investment commitments, respectively;
•
A decrease of $60.2 million of cash due to MRB acquisitions and draw-down funding;
•
A decrease of $13.5 million of cash due to continued contributions to unconsolidated entities;
•
An increase of $37.5 million of cash proceeds from the sale of investments in unconsolidated entities; and
•
An increase of $36.1 million in cash received for principal payments on MRBs, primarily due to MRB redemptions.

Cash provided by financing activities totaled $182.5 million in 2021 compared to cash provided of $102.1 million in 2020. The change was due to the following factors:

•
An increase of $45.7 million in net cash proceeds from borrowing on the secured lines of credit;
•
An increase of $31.2 million in net cash proceeds from the sale of BUCs;
•
A net increase of $8.7 million in net cash proceeds from debt financing;
•
A decrease of $1.8 million of net cash payments on the unsecured lines of credit; and
•
A decrease of approximately $3.2 million in cash from an increase in distributions paid;

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to margin collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall maximum 75% leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2021, our overall Leverage Ratio was approximately 69%.

Off Balance Sheet Arrangements

As of December 31, 2021 and 2020, we held MRBs GILs and property loans that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 and 24 to the Partnership’s consolidated financial statements, which are incorporated by reference. The preparation of financial statements in accordance with GAAP requires us to make judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by us. We consider the following to be our critical accounting policies and estimates because they involve our judgments, assumptions and estimates that significantly affect the Partnership’s consolidated financial statements. If these estimates differ significantly from actual results, the impact on the Partnership’s consolidated financial statements may be material.

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

Investments in Mortgage Revenue Bonds

The fair value of the Partnership’s investments in MRBs as of December 31, 2021 and 2020, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

See the Partnership's Mortgage Revenue Bonds Sensitivity Analysis in Item 7A for further analysis on the impact of hypothetical changes in effective yield on the fair value of our MRBs.

The Partnership evaluates pricing data received from the third-party pricing service by evaluating consistency with information from either the third-party pricing service or public sources. The fair value estimates of the MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs are categorized as Level 3 assets.

Mortgage Revenue Bond Impairment

The Partnership accounts for its investments in MRBs under the accounting guidance for certain investments in debt and equity securities. The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected in the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.

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

Impairment of Investments in Unconsolidated Entities

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

Property Loans, Net of Loan Loss Allowance

The Partnership invests in taxable property loans made to the owners of certain multifamily, student housing and skilled nursing properties. Most of the property loans have been made to multifamily properties that secure MRBs and GILs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. The repayment of these property loans and accrued interest is dependent largely on the cash flows or proceeds upon sale or refinancing of the related property. The Partnership periodically evaluates these loans for potential impairment by estimating the fair value of the related property and comparing the fair value to the outstanding MRBs, GILs or other senior financing, plus the Partnership’s property loans. The Partnership utilizes a discounted cash flow model that considers varying assumptions. The discounted cash flow analysis may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates. The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the related property, after deducting the amortized cost basis of the MRB, GIL or other senior financing, exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded. If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is recognized. The determination of the need for an allowance for loan loss is subject to considerable judgment.

Real Estate Assets Impairment

The Partnership reviews real estate assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. When indicators of potential impairment suggest that the carrying value of a real estate asset may not be recoverable, the Partnership compares the carrying amount of the real estate asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying value exceeds the undiscounted net cash flows, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, see Note 2 to the Partnership’s consolidated financial statements which is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk at December 31, 2021 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The nature of our MRBs, GILs, property loans and the debt financing used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates. The majority of our MRBs bear interest at fixed rates. The GILs and property loans predominantly bear interest at variable rates, noting all are subject to interest rate floors with the exception of Scharbauer Flats Apartments GIL (Note 7).

We are subject to interest rate risk on the debt we’ve obtained to finance our investments. At December 31, 2021, our stated costs of borrowing by type of facility were as follows:

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
•
The Secured Notes have a variable interest rate of 9.2%; and
•
The mortgages payable have interest rates that range between 4.0% and of 4.4%.

We have entered into total return swap agreements to lower the net interest cost of our Secured Notes. The following table sets forth certain information regarding the Partnership’s total return swap agreements as of December 31, 2021:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of December 31, 2021
Sept 2020	39,607,744	Sept 2020	Sept 2025	4.25% (1)	9.20% (3)	3-month LIBOR	Mizuho Capital Markets	$77,061
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.20% (3)	3-month LIBOR	Mizuho Capital Markets	215,267
								$292,328

(1)
Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)
Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)
Variable rate equal to 3-month LIBOR + 9.00%.

We enter into interest rate cap and other derivative agreements to mitigate our exposure to interest rate fluctuations on the variable rate financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreement as of December 31, 2021:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2021
Aug 2019	76,544,336	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$51,090
							$51,090
(1)
For additional details, see Note 24 to the Partnership's consolidated financial statements.

The following table sets forth information regarding the impact on the Partnership’s income assuming a change in interest rates as of December 31, 2021:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$1,251,939	$(1,888,125)	$(3,776,250)	$(5,664,375)	$(7,552,500)
TEBS Debt Financings	127,977	(255,954)	(511,908)	(767,862)	(1,023,816)
Other Investment Financings	182,239	(646,034)	(1,392,104)	(2,138,174)	(2,884,244)
Variable Rate Investments	(368,277)	1,266,501	2,931,936	4,705,901	6,491,927
Total	$1,193,878	$(1,523,612)	$(2,748,326)	$(3,864,510)	$(4,968,633)

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

As the above information incorporates only those material positions or exposures that existed as of December 31, 2021, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

Credit Risk

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by the multifamily residential, seniors housing and skilled nursing properties. The MRBs and GILs are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities or any insurer. In addition, the MRBs, GILs and the associated property loans are non-recourse obligations of the property owner. As a result, the primary source of principal and interest payments on the MRBs, GILs and the property loans is the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GILs and certain property loans have guaranteed payment of principal and accrued interest on the GILs and property loans of 100% at origination, decreasing to 50% upon receipt of the certificate of occupancy, and decreasing to 25% upon achievement of 90% occupancy for 30 consecutive days, so the Partnership may have additional recourse options for these investments.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB, GIL or property loans, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a multifamily residential property.

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

Credit risk is also present in the geographical concentration of the properties securing our MRBs. We have significant concentrations (geographic risk) in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2021	December 31, 2020
Texas	41%	43%
California	23%	17%
South Carolina	11%	17%

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of December 31, 2021:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$793,510	0.9%	-19.1%	1.0%	-21.0%	$13,990

Reinvestment Risk

MRBs may have optional call dates that may be exercised by either the borrower or the Partnership that are earlier than the contractual maturity at either par or premiums to par. In addition, our GILs and most property loans are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment asset or for other reasons. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new assets. New MRB, GIL and property loan opportunities may not generate the same returns as our current investments such that our reported operating results may decline over time.

Similarly, we are subject to reinvestment risk on the return of capital from sales of investments in unconsolidated entities. Our strategy involves making equity investments in unconsolidated entities for the development, stabilization and sale of market-rate multifamily rental properties. Our initial equity contributions are returned upon sale of the properties underlying the unconsolidated entities, at which time we will reinvest the capital into new unconsolidated entities or other investments. New investment opportunities may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, rising interest rates and increasing construction costs. Lower returns on new investment opportunities will result in declining operating results over time.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Greystone AF Manager LLC and Partners of

America First Multifamily Investors, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of America First Multifamily Investors, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of partners' capital and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Level 3 Mortgage Revenue Bonds and Mortgage Revenue Bonds Held in Trust

As described in Note 24 to the consolidated financial statements, the estimated fair value of the Partnership’s investments in mortgage revenue bonds and mortgage revenue bonds held in trust (collectively referred to as “MRBs”) is $793.5 million or approximately 57% of the Partnership’s total assets as of December 31, 2021. Management estimates the fair value of MRBs based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2022

We have served as the Partnership’s auditor since 2016.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$68,285,501	$44,495,538
Restricted cash	83,646,969	78,495,048
Interest receivable, net	9,234,412	8,212,076
Mortgage revenue bonds held in trust, at fair value (Note 6)	750,934,848	768,468,644
Mortgage revenue bonds, at fair value (Note 6)	42,574,996	25,963,841
Governmental issuer loans (Note 7)	184,767,450	64,863,657
Real estate assets: (Note 8)
Land and improvements	7,411,079	4,875,265
Buildings and improvements	72,998,475	72,316,152
Real estate assets before accumulated depreciation	80,409,554	77,191,417
Accumulated depreciation	(20,701,922)	(18,150,215)
Net real estate assets	59,707,632	59,041,202
Investments in unconsolidated entities (Note 9)	107,793,522	106,878,570
Property loans, net of loan loss allowances (Note 10)	68,101,268	12,920,719
Other assets (Note 12)	10,862,885	5,908,584
Total Assets	$1,385,909,483	$1,175,247,879

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$13,664,212	$9,949,565
Distribution payable	12,757,459	3,686,283
Unsecured lines of credit (Note 14)	-	7,475,000
Secured lines of credit (Note 15)	45,714,000	-
Debt financing, net (Note 16)	820,078,714	673,957,640
Mortgages payable and other secured financing, net (Note 17)	26,824,543	25,984,872
Total Liabilities	919,038,928	721,053,360

Commitments and Contingencies (Note 19)

Redeemable Preferred Units, $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 20)	94,458,528	94,422,477

Partnersʼ Capital:
General Partner (Note 1)	765,550	934,892
Beneficial Unit Certificates ("BUCs," Note 1)	371,646,477	358,837,150
Total Partnersʼ Capital	372,412,027	359,772,042
Total Liabilities and Partnersʼ Capital	$1,385,909,483	$1,175,247,879

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Revenues:
Investment income	$57,736,968	$47,553,660
Property revenues	7,208,661	6,986,009
Contingent interest income	1,848,825	12,043
Other interest income	1,657,840	967,338
Other income	-	9,518
Total revenues	68,452,294	55,528,568
Expenses:
Real estate operating (exclusive of items shown below)	3,992,293	4,347,441
Provision for credit loss (Note 6)	1,856,893	7,318,590
Provision for loan loss (Note 10)	444,302	911,232
Impairment charge on real estate assets	-	25,200
Depreciation and amortization	2,732,922	2,810,073
Interest expense	21,943,885	21,215,888
General and administrative	14,824,668	13,027,349
Total expenses	45,794,963	49,655,773
Other Income:
Loss on sale of real estate asset	(14,800)	-
Gain on sale of securities	-	1,416,023
Gain on sale of investments in unconsolidated entities	15,520,749	-
Income before income taxes	38,163,280	7,288,818
Income tax expense	63,792	79,990
Net income	38,099,488	7,208,828
Redeemable Preferred Unit distributions and accretion	(2,871,051)	(2,871,051)
Net income available to Partners	$35,228,437	$4,337,777

Net income (loss) available to Partners allocated to:
General Partner	$2,830,481	$(32,666)
Limited Partners - BUCs	32,258,667	4,304,208
Limited Partners - Restricted units	139,289	66,235
	$35,228,437	$4,337,777
BUC holders' interest in net income per BUC, basic and diluted	$0.52	$0.07
Weighted average number of BUCs outstanding, basic	61,971,556	60,606,989
Weighted average number of BUCs outstanding, diluted	61,971,556	60,606,989

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020
Net income	$38,099,488	$7,208,828
Reversal of net unrealized gains on sale of securities	-	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	-	652,880
Unrealized gain (loss) on securities	(19,086,272)	33,609,375
Unrealized gain on bond purchase commitments	532,525	431,879
Comprehensive income	$19,545,741	$40,494,158

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2020	$735,128	60,835,204	$341,203,135	$341,938,263	$99,308,677
Distributions paid or accrued ($0.305 per BUC):
Regular distribution	(191,104)	-	(18,919,263)	(19,110,367)	-
Distribution of Tier 2 loss (Note 3)	80,501	-	365,218	445,719	-
Net income (loss) allocable to Partners	(32,666)	-	4,370,443	4,337,777	-
Repurchase of BUCs	-	(290,000)	(2,106,673)	(2,106,673)	-
Restricted units awarded	-	290,000	-	-	-
Restricted unit compensation expense	10,179	-	1,007,759	1,017,938	-
Restricted units forfeited	-	(2,802)	-	-	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(8,728)	(35,945)	(35,945)	-
Unrealized gain on securities	336,094	-	33,273,281	33,609,375	33,609,375
Unrealized gain on bond purchase commitments	4,319	-	427,560	431,879	431,879
Reversal of net unrealized gains on sale of securities	(14,088)	-	(1,394,716)	(1,408,804)	(1,408,804)
Reversal of net unrealized loss on securities to provision for credit loss	6,529	-	646,351	652,880	652,880
Balance as of December 31, 2020	$934,892	60,823,674	$358,837,150	$359,772,042	$132,594,007
Distributions paid or accrued ($0.50 per BUC):
Regular distribution	(177,820)	-	(17,604,203)	(17,782,023)	-
Distribution of Tier 2 income (Note 3)	(2,649,242)	-	(7,947,726)	(10,596,968)	-
Distribution of Tier 3 income (Note 3)	-		(6,507,605)	(6,507,605)	-
Net income allocable to Partners	2,830,481	-	32,397,956	35,228,437	-
Sale of BUCs, net of issuance costs	-	5,462,500	31,239,495	31,239,495	-
Repurchase of BUCs	-	(222,459)	(1,363,736)	(1,363,736)	-
Restricted units awarded	-	266,324	-	-	-
Restricted unit compensation expense	12,777	-	1,264,917	1,277,694	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(47,565)	(301,562)	(301,562)	-
Unrealized loss on securities	(190,863)	-	(18,895,409)	(19,086,272)	(19,086,272)
Unrealized gain on bond purchase commitments	5,325	-	527,200	532,525	532,525
Balance as of December 31, 2021	$765,550	66,282,474	$371,646,477	$372,412,027	$114,040,260

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$38,099,488	$7,208,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,732,922	2,810,073
Amortization of deferred financing costs	1,209,837	1,450,398
Gain on sale of investments in unconsolidated entities	(15,520,749)	-
Gain on sale of investment in securities	-	(1,416,023)
Contingent interest realized on investing activities	(1,848,825)	(12,043)
Provision for credit loss	1,856,893	7,318,590
Provision for loan loss	444,302	911,232
Loss on sale of real estate assets, net	14,800	-
Impairment charge on real estate assets	-	25,200
Gain on derivatives, net of cash paid	(21,915)	(310,592)
Restricted unit compensation expense	1,277,694	1,017,938
Bond premium/discount amortization	(137,520)	(117,831)
Debt premium amortization	(40,565)	(40,484)
Deferred income tax expense (benefit) & income tax payable/receivable	(166,206)	9,564
Change in preferred return receivable from unconsolidated entities, net	4,657,928	(3,399,130)
Changes in operating assets and liabilities
Increase in interest receivable	(1,099,915)	(779,643)
(Increase) decrease in other assets	(349,949)	213,890
Increase in accounts payable and accrued expenses	2,831,931	951,530
Net cash provided by operating activities	33,940,151	15,841,497
Cash flows from investing activities:
Capital expenditures	(156,765)	(416,820)
Proceeds from sale of land held for development	110,000	-
Acquisition of and advances on mortgage revenue bonds	(69,672,500)	(9,513,450)
Acquisition of and advances on taxable mortgage revenue bonds	(2,000,000)	-
Advances on governmental issuer loans	(119,903,793)	(64,863,657)
Advances on taxable governmental issuer loans	(1,000,000)	-
Advances on property loans	(55,738,536)	(5,832,857)
Contributions to unconsolidated entities	(37,780,645)	(24,259,742)
Proceeds from sale of PHC Certificates	-	43,349,357
Proceeds from sale of investments in unconsolidated entities	45,281,550	7,762,166
Return of investments in unconsolidated entities	1,476,350	-
Principal payments received on mortgage revenue bonds and contingent interest	51,710,640	15,611,098
Principal payments received on taxable mortgage revenue bonds	9,675	8,846
Principal payments received on property loans and contingent interest	191,264	12,043
Net cash used in investing activities	(187,472,760)	(38,143,016)
Cash flows from financing activities:
Distributions paid	(28,650,420)	(25,421,349)
Repurchase of BUCs	(1,363,736)	(2,106,673)
Proceeds from the sale of BUCs	33,321,250	-
Payment of offering costs related to the sale of BUCs	(2,081,755)	-
Payment of tax withholding related to restricted unit awards	(301,562)	(35,945)
Proceeds from debt financing	181,394,000	285,438,000
Principal payments on debt financing	(34,955,800)	(147,692,836)
Principal payments on mortgages payable	(850,674)	(826,337)
Principal borrowing on unsecured lines of credit	15,172,445	10,492,728
Principal payments on unsecured lines of credit	(22,647,446)	(16,217,728)
Principal borrowing on secured lines of credit	70,714,000	-
Principal payments on secured lines of credit	(25,000,000)	-
Increase (decrease) in security deposit liability related to restricted cash	89,854	(100,558)
Debt financing and other deferred costs	(2,365,663)	(1,423,178)
Net cash provided by financing activities	182,474,493	102,106,124
Net increase in cash, cash equivalents and restricted cash	28,941,884	79,804,605
Cash, cash equivalents and restricted cash at beginning of period	122,990,586	43,185,981
Cash, cash equivalents and restricted cash at end of period	$151,932,470	$122,990,586

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,961,390	$19,139,218
Cash paid during the period for income taxes	229,998	71,427
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$12,757,459	$3,686,283
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Investment in previously unconsolidated entity consolidated as land	970,615	-
Debt from previously unconsolidated entity consolidated as mortgage payable	1,690,000	-
Capital expenditures financed through accounts payable	686,287	-
Deferred financing costs financed through accounts payable	131,678	37,322

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$68,285,501	$44,495,538
Restricted cash	83,646,969	78,495,048
Total cash, cash equivalents and restricted cash	$151,932,470	$122,990,586

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Mortgage investments, as defined in the Partnership Agreement, consistent of MRBs, taxable MRBs, GILs, taxable GILs and property loans. The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than in mortgage investments provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt and other investments cannot exceed 25% of the Partnership’s total assets at the time of acquisition as required under the Partnership Agreement. Tax-exempt and other investments primarily consist of real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

The Partnership’s sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”). The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), an affiliate of Greystone & Co. II LLC (collectively with its affiliates, “Greystone”).

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

All disclosures of the number of rental units for properties related to MRBs, GILs, property loans and MF Properties are unaudited.

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

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates and assumptions include those used in determining: (i) the fair value of MRBs and GILs; (ii) investment impairments; (iii) impairment of real estate assets; and (iv) allowances for loan losses.

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

The Partnership has noted slight, but not significant, declines in occupancy and operating results at multifamily properties securing its MRBs since the outbreak of COVID-19. The Partnership has observed a significant decline in operating results at the property securing the Provision Center 2014-1 MRB, a commercial property. The property securing the Live 929 Apartments MRBs, a student housing property, experienced significant declines during the first half of 2021 but has since recovered (see Note 6 for further discussion). The Partnership has evaluated the impacts of COVID-19 on its investments in MF Properties, properties related to its GILs, and investments in unconsolidated entities and noted no indications of impairment of such investments.

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

Concentration of Credit Risk

The Partnership maintains the majority of its unrestricted cash balances at three financial institutions. The balances insured by the Federal Deposit Insurance Corporation are equal to $250,000 at each institution. At various times the cash balances have exceeded the $250,000 limit. The Partnership may from time to time invest in short-term investment grade securities. The Partnership is exposed to risk on its short-term investments in the event of non-performance by counterparties, though such risk is minimal and the Partnership does not anticipate any non-performance.

Restricted Cash

Restricted cash is legally restricted as to its use. The Partnership is required to maintain restricted cash collateral related to one secured line of credit (Note 15) and two total return swap transactions (Note 18). In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities (Note 16), resident security deposits, required maintenance reserves, escrowed funds, and property rehabilitation. Restricted cash is presented with cash and cash equivalents in the consolidated statements of cash flows.

Investments in Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities. The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected on the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 24 for a description of the Partnership’s methodology for estimating the fair value of MRBs and taxable MRBs.

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

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact to the Partnership’s consolidated financial statements. If the Partnership experiences deterioration in the values of its MRB portfolio, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

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

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact to the Partnership’s consolidated financial statements. If the Partnership experiences deterioration in the value of its GILs or taxable GILs, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings.

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

The Partnership reviews real estate assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. When indicators of potential impairment suggest that the carrying value of a real estate asset may not be recoverable, the Partnership compares the carrying amount of the real estate asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying value exceeds the undiscounted net cash flows, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

See Note 8 for information on recognized impairments of the real estate assets.

Investments in Unconsolidated Entities

The Partnership, through ATAX Vantage Holdings, LLC, makes initial investments in and is committed to make further investments in certain limited liability companies. ATAX Vantage Holdings, LLC holds limited membership interests in the limited liability companies. The investments are used to construct market-rate multifamily properties. The Partnership does not have a controlling interest in the limited liability companies and accounts for its limited membership interests using the equity method of accounting.

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

The Partnership earns a return on its investments in unconsolidated entities that is guaranteed by an unrelated third party, which is also an affiliate of the unconsolidated entities. The term of the third-party guarantee is from the initial investment through a date approximately five years after commencement of construction. The Partnership recognizes a return based upon the guarantee provided by the unrelated third-party, the guarantor’s financial ability to perform under the guarantee and the cash flows expected to be received from each property. These returns are reported within “Investment income” on the Partnership’s consolidated statements of operations.

Property Loans, Net of Loan Loss Allowance

The Partnership invests in taxable property loans made to the owners of certain multifamily student housing and skilled nursing properties. Most of the property loans have been made to multifamily properties that secure MRBs and GILs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. Interest income is recognized upon the repayment of these property loans and accrued interest which is dependent largely on the cash flows or proceeds upon sale or refinancing of the related property. The Partnership periodically evaluates property loans for potential impairment by estimating the fair value of the related property and comparing the fair value to the outstanding MRBs, GILs or other senior financing, plus the Partnership’s property loans. The Partnership also considers financing commitments, borrower equity commitments, guaranties by borrower affiliates, and construction progress when assessing property loans associated with GIL investments. The Partnership utilizes a discounted cash flow model that considers varying assumptions. The discounted cash flow analysis may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates. The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the related property, after deducting the amortized cost basis of the MRB, GIL or other senior financing, exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded. If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is recognized. The determination of the need for an allowance for loan loss is subject to considerable judgment.

See Note 10 for additional information on the Partnership’s property loan loss allowances.

Accounting for TOB, Term TOB, and TEBS Financing Arrangements

The Partnership has evaluated the accounting guidance related to its TOB (“Tender Option Bond”), Term TOB, and TEBS financings and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and therefore are accounted for as secured financing transactions. More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset. This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets. The financing agreements contain certain provisions that allow the Partnership to unilaterally cause the holder to return the securitized assets, other than through a cleanup call. Based on these terms, the Partnership has concluded that the Partnership has not transferred effective control over the transferred assets and, as such, the transactions do not meet the conditions to de-recognize the transferred assets.

In addition, the Partnership has evaluated the securitization trusts associated with the TOB, Term TOB, and TEBS financings in accordance with guidance on consolidation of VIEs. See Note 5 for the consolidation analysis related to these secured financing arrangements. The Partnership is deemed to be the primary beneficiary of these securitization trusts and consolidates the assets, liabilities, income and expenses of the securitization trusts in the Partnership’s consolidated financial statements.

The Partnership recognizes interest expense for fixed-rate TEBS financings with escalating stated interest rates using the effective interest method over the estimated term of the arrangement.

Deferred Financing Costs

Debt financing costs are capitalized and amortized using the effective interest method through either the stated maturity date or the optional redemption date of the related debt financing agreement. Debt financing costs associated with revolving line of credit (“LOC”) arrangements are reported within “Other assets” on the Partnership’s consolidated balance sheets. Deferred financing costs associated with debt financing and mortgages payable arrangements are reported as reductions to the carrying value of the related liability on the Partnership’s consolidated balance sheets.

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

Investment Income from Investments in Mortgage Revenue Bonds and Governmental Issuer Loans

The interest income received by the Partnership from its MRBs and GILs is dependent upon the net cash flow of the underlying properties. Interest income on fully performing MRBs and GILs is recognized as it is earned. Current and past due interest income on MRBs and GILs not fully performing is recognized as it is received. The Partnership reinstates the accrual of interest once the MRB’s or GIL’s ability to perform is adequately demonstrated. Interest income related to MRBs and GILs is reported within “Investment Income” and interest income related to taxable MRBs and taxable GILs is reported within “Other interest income” on the Partnership’s consolidated statements of operations. As of December 31, 2021 and 2020, the Partnership’s MRBs and GILs were fully performing and current on all interest payments, with the exception of the Provision Center 2014-1 MRB and forbearance granted to the borrower of the Live 929 Apartments MRBs, both of which are further discussed in Note 6.

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

Investment Income from PHC Certificates

Interest income on the PHC Certificates was recognized as it was earned. The PHC Certificate Trust I was purchased at a premium and PHC Certificate Trusts II and III were purchased at discounts to par value. The premiums and discounts were amortized using the effective yield method over the term of the related PHC Certificate and amortization was reported within “Investment income” on the Partnership’s consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Partnership reports interest rate derivatives on its consolidated balance sheets at fair value. The Partnership’s derivative financial instruments are not designated as hedging instruments and changes in fair value are reported within “Interest expense” on the Partnership’s consolidated statements of operations. The Partnership is exposed to loss should a counterparty to its interest rate derivative agreements default. The Partnership does not anticipate non-performance by any counterparty.

Redeemable Preferred Units

The Partnership has designated three series of Preferred Units consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership has issued Series A Preferred Units representing limited partnership interests in the Partnership to various financial institutions. The Series A Preferred Units are recorded as mezzanine equity due to the holders’ redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. The costs of issuing the Series A Preferred Units have been netted against the carrying value of the Series A Preferred Units and are being amortized to the first redemption date. The Partnership will account for the Series A-1 Preferred Units and Series B Preferred Units in a manner consistent with the Series A Preferred Units if and when issued.

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

Lessee Leases

The Partnership’s only material lessee lease is a ground lease at The 50/50 MF Property. The Partnership has elected the package of practical expedients in ASU 2016-11, elected not to apply ASC 842 to short-term leases and elected to combine lease and non-lease components when accounting for operating lease arrangements.

The Partnership’s lessee ROU assets are reported within “Other assets” on the Partnership’s consolidated balance sheet (Note 12). The Partnership’s lessee operating lease liabilities are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheet (Note 13). See Note 13 for additional information on the Partnership’s ground lease. The Partnership used a discount rate of 6.6% to calculate the ROU asset and lease liability related to the ground lease. The discount rate is based on the Partnership’s estimated incremental borrowing rate to borrow, on a fully collateralized basis, over a similar term for the amount of contractual lease payments. The incremental borrowing rate was estimated using market transactions adjusted for differences in the term and security.

Lessor Leases

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).” ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses. ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs. In November 2019, the FASB issued ASU 2019-10 which amended the mandatory effective dates of certain ASUs, including ASU 2016-13, based on an entity’s filing status. As a smaller reporting company, ASU 2016-13 is effective for the Partnership on January 1, 2023. The Partnership regularly assesses its assets that are within the scope of ASU 2016-13 and has determined that the GILs, taxable GIL, property loans, receivables reported within other assets, financial guarantees, financial commitments, and any interest receivable related to such assets, are within the scope of ASU 2016-13. Furthermore, the Partnership has begun developing data collection processes, assessment procedures and internal controls required to implement ASU 2016-13. The Partnership will continue to develop data collection processes, assessment procedures and internal controls that will be required when it does implement ASU 2016-13, and to evaluate the impact to the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities from March 12, 2020 through December 31, 2022. ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Partnership has evaluated its population of instruments indexed, either directly or indirectly, to LIBOR and is currently evaluating the impact that the adoption of ASU 2020-04 will have to the consolidated financial statements.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations, and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments. Income and losses will be allocated to each Unitholder on a periodic basis, as determined by the General Partner, based on the number of Preferred Units and BUCs held by each Unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each Unitholder of record on the last day of each distribution period based on the number of Preferred Units and BUCs held by each Unitholder on that date. Cash distributions are currently made on a quarterly basis.

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

The holders of the Preferred Units are entitled to distributions at a fixed rate per annum prior to payment of distributions to other Unitholders.

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

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2021	2020
Cash distributions	$0.5000	$0.3050

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC on the Partnership’s consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities. There were no dilutive BUCs for the years ended December 31, 2021 and 2020.

5. Variable Interest Entities

Consolidated VIEs

The Partnership has determined the TOB, Term TOB, and TEBS financings are VIEs and the Partnership is the primary beneficiary. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The agreements related to the TOB, Term TOB, and TEBS financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If the underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, Term TOB, and TEBS financings on a consolidated basis. The Partnership reports the Floater Certificates related to the TOB financings, and the Class A Certificates related to the Term TOB and TEBS financings as secured debt financings on the Partnership’s consolidated balance sheets (Note 16). The MRBs, taxable MRBs, GILs, taxable GIL and property loans secured by the TOB, Term TOB, and TEBS financings are reported as assets on the Partnership’s consolidated balance sheets (Notes 6, 7, 10 and 12). In April 2020, the Partnership collapsed all Term A/B Trust financings with Deutsche Bank. The Term A/B Trusts were also consolidated VIEs similar to the TOB financings.

The Partnership has determined its investment in Vantage at San Marcos is a VIE and the Partnership is the primary beneficiary. The Partnership may currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. If the Partnership were to redeem its investment, the underlying assets of the project would likely need to be sold. If the underlying assets were sold, the extent to which the VIE will be exposed to gains or losses would result from decisions made by the Partnership. The Partnership’s option to redeem its investment in Vantage at San Marcos was not effective until the fourth quarter of 2021. As the primary beneficiary, the Partnership reports Vantage at San Marcos on a consolidated basis, which consist of a real estate asset investment (Note 8), mortgage payable (Note 17), and current liabilities associated with the construction costs of a market-rate multifamily property (Note 13). If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the investment may be deconsolidated.

During 2021, the Partnership consolidated Vantage at Hutto and Vantage at Fair Oaks because it could require the managing member of the VIEs to purchase the Partnership’s equity investments in the VIEs at a price equal to the Partnership’s carrying value. The Partnership’s right to require the managing members of the VIEs to purchase the Partnership’s equity investments at a price equal to the Partnership’s carrying values was terminated during 2021. As such, the Partnership is no longer the primary beneficiary of the VIEs and they are not reported on a consolidated basis as of December 31, 2021.

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, taxable MRBs, GILs, a taxable GIL, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the consolidated financial statements.

The Partnership held variable interests in 30 and 21 non-consolidated VIEs as of December 31, 2021 and 2020, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of December 31, 2021 and 2020:

	Maximum Exposure to Loss
	December 31, 2021	December 31, 2020
Mortgage revenue bonds	$51,045,000	$20,763,500
Taxable mortgage revenue bonds	2,000,000	-
Governmental issuer loans	184,767,450	64,863,657
Taxable governmental issuer loan	1,000,000	-
Property loans	47,274,576	5,327,342
Investments in unconsolidated entities	107,793,522	106,878,570
	$393,880,548	$197,833,069

The maximum exposure to loss for the MRBs and taxable MRB is equal to the cost adjusted for paydowns. The difference between an MRB’s carrying value in the consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss for the GILs, taxable GIL, property loans and investments in unconsolidated entities is equal to the Partnership’s carrying value.

6. Mortgage Revenue Bonds

The Partnership owns MRBs that were issued by state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing multifamily rental properties. The Partnership expects and believes the interest earned on the MRBs is excludable from gross income for federal income tax purposes. The MRBs do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the MRBs. The MRBs are non-recourse obligations of the respective property owners. Each MRB is secured by a mortgage on all real and personal property of the secured property. The sole source of the funds to pay principal and interest of an MRB is the net cash flow or the sale or refinancing proceeds from the secured property.

The MRBs bear interest at a fixed rate, with the exception of Ocotillo Springs – Series A, Residency at the Mayer - Series A, and Live 929 Apartment – Series B MRBs.

The following tables present information regarding the MRBs owned by the Partnership as of December 31, 2021 and 2020:

	December 31, 2021
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,970,209	$2,060,480	$-	$12,030,689
Glenview Apartments - Series A (3)	CA	4,429,350	863,955	-	5,293,305
Harmony Court Bakersfield - Series A (4)	CA	3,635,277	720,308	-	4,355,585
Harmony Terrace - Series A (4)	CA	6,730,004	1,425,757	-	8,155,761
Harden Ranch - Series A (2)	CA	6,538,111	1,285,747	-	7,823,858
Las Palmas II - Series A (4)	CA	1,649,370	332,704	-	1,982,074
Montclair Apartments - Series A (3)	CA	2,399,626	446,912	-	2,846,538
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,568,334	1,983,454	-	9,551,788
Montevista - Series A (6)	CA	6,701,776	2,114,978	-	8,816,754
Ocotillo Springs - Series A (6)	CA	15,000,000	271,172	-	15,271,172
Residency at the Mayer - Series A (6)	CA	24,000,000	-	-	24,000,000
San Vicente - Series A (4)	CA	3,400,913	671,681	-	4,072,594
Santa Fe Apartments - Series A (3)	CA	2,907,057	567,028	-	3,474,085
Seasons at Simi Valley - Series A (4)	CA	4,188,582	1,011,623	-	5,200,205
Seasons Lakewood - Series A (4)	CA	7,168,917	1,518,742	-	8,687,659
Seasons San Juan Capistrano - Series A (4)	CA	12,070,116	2,557,065	-	14,627,181
Summerhill - Series A (4)	CA	6,259,888	1,187,464	-	7,447,352
Sycamore Walk - Series A (4)	CA	3,474,617	696,090	-	4,170,707
The Village at Madera - Series A (4)	CA	3,006,656	621,367	-	3,628,023
Tyler Park Townhomes - Series A (2)	CA	5,694,168	691,137	-	6,385,305
Vineyard Gardens - Series A (6)	CA	3,939,476	987,782	-	4,927,258
Westside Village Market - Series A (2)	CA	3,721,129	701,915	-	4,423,044
Brookstone (1)	IL	7,334,161	1,903,086	-	9,237,247
Copper Gate Apartments (2)	IN	4,900,000	433,436	-	5,333,436
Renaissance - Series A (3)	LA	10,732,295	4,172,381	-	14,904,676
Live 929 Apartments - Series A (6)	MD	36,169,147	573,155	-	36,742,302
Jackson Manor Apartments (6)	MS	4,900,000	-	-	4,900,000
Gateway Village (6)	NC	2,600,000	90,861	-	2,690,861
Greens Property - Series A (2)	NC	7,719,000	281,953	-	8,000,953
Lynnhaven Apartments (6)	NC	3,450,000	115,328	-	3,565,328
Silver Moon - Series A (3)	NM	7,629,704	1,868,323	-	9,498,027
Village at Avalon (5)	NM	16,069,382	4,124,498	-	20,193,880
Ohio Properties - Series A (1)	OH	13,580,000	-	-	13,580,000
Bridle Ridge (1)	SC	7,145,000	-	-	7,145,000
Columbia Gardens (4)	SC	12,725,440	2,003,599	-	14,729,039
Companion at Thornhill Apartments (4)	SC	10,924,609	1,793,226	-	12,717,835
Cross Creek (1)	SC	6,120,285	1,845,064	-	7,965,349
The Palms at Premier Park Apartments (2)	SC	18,385,572	2,181,632	-	20,567,204
Village at River's Edge (4)	SC	9,728,355	2,370,569	-	12,098,924
Willow Run (4)	SC	12,549,146	1,974,479	-	14,523,625
Arbors at Hickory Ridge (2)	TN	10,755,889	3,598,292	-	14,354,181
Avistar at Copperfield - Series A (6)	TX	13,678,286	2,549,711	-	16,227,997
Avistar at the Crest - Series A (2)	TX	9,022,172	1,926,825	-	10,948,997
Avistar at the Oaks - Series A (2)	TX	7,295,334	1,578,333	-	8,873,667
Avistar at the Parkway - Series A (3)	TX	12,579,783	2,353,247	-	14,933,030
Avistar at Wilcrest - Series A (6)	TX	5,183,794	772,242	-	5,956,036
Avistar at Wood Hollow - Series A (6)	TX	39,360,426	7,200,790	-	46,561,216
Avistar in 09 - Series A (2)	TX	6,299,237	1,288,060	-	7,587,297
Avistar on the Boulevard - Series A (2)	TX	15,370,243	3,165,575	-	18,535,818
Avistar on the Hills - Series A (2)	TX	4,994,549	1,100,478	-	6,095,027
Bruton Apartments (4)	TX	17,532,185	4,452,765	-	21,984,950
Concord at Gulfgate - Series A (4)	TX	18,606,719	4,211,979	-	22,818,698
Concord at Little York - Series A (4)	TX	13,034,887	3,055,517	-	16,090,404
Concord at Williamcrest - Series A (4)	TX	20,192,436	4,651,973	-	24,844,409
Crossing at 1415 - Series A (4)	TX	7,253,698	1,549,224	-	8,802,922
Decatur Angle (4)	TX	22,074,594	4,731,759	-	26,806,353
Esperanza at Palo Alto (4)	TX	19,071,622	5,317,911	-	24,389,533
Heights at 515 - Series A (4)	TX	6,640,885	1,418,341	-	8,059,226
Heritage Square - Series A (3)	TX	10,455,924	1,823,426	-	12,279,350
Oaks at Georgetown - Series A (4)	TX	12,026,225	2,181,690	-	14,207,915
Runnymede (1)	TX	9,675,000	99,489	-	9,774,489
Southpark (1)	TX	11,365,100	1,542,509	-	12,907,609
15 West Apartments (4)	WA	9,531,842	2,799,259	-	12,331,101
Mortgage revenue bonds held in trust		$639,116,502	$111,818,346	$-	$750,934,848

(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 16
(6)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16

	December 31, 2021
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Lutheran Gardens	CA	$10,352,000	$-	$-	$10,352,000
Solano Vista - Series A	CA	2,649,291	744,617	-	3,393,908
Live 929 Apartments - Series B	MD	17,344,000	-	-	17,344,000
Meadow Valley	MI	100,000	-	-	100,000
Greens Property - Series B	NC	920,637	46,672	-	967,309
Ohio Properties - Series B	OH	3,465,270	-	-	3,465,270
Provision Center 2014-1	TN	4,300,000	-	-	4,300,000
Avistar at the Crest - Series B	TX	730,612	122,646	-	853,258
Avistar at the Oaks - Series B	TX	534,953	86,437	-	621,390
Avistar at the Parkway - Series B	TX	123,598	37,590	-	161,188
Avistar in 09 - Series B	TX	441,288	71,303	-	512,591
Avistar on the Boulevard - Series B	TX	434,132	69,950	-	504,082
Mortgage revenue bonds held by the Partnership		$41,395,781	$1,179,215	$-	$42,574,996

	December 31, 2020
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$10,061,161	$2,487,317	$-	$12,548,478
Glenview Apartments - Series A (3)	CA	4,483,154	1,010,425	-	5,493,579
Harmony Court Bakersfield - Series A (4)	CA	3,668,439	889,216	-	4,557,655
Harmony Terrace - Series A (4)	CA	6,791,096	1,724,350	-	8,515,446
Harden Ranch - Series A (2)	CA	6,621,823	1,606,690	-	8,228,513
Las Palmas II - Series A (4)	CA	1,664,566	400,431	-	2,064,997
Montclair Apartments - Series A (3)	CA	2,428,775	572,671	-	3,001,446
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,626,287	2,350,276	-	9,976,563
Montevista - Series A (6)	CA	6,720,000	2,404,771	-	9,124,771
Ocotillo Springs - Series A (6)	CA	2,023,500	215,633	-	2,239,133
San Vicente - Series A (4)	CA	3,432,246	809,327	-	4,241,573
Santa Fe Apartments - Series A (3)	CA	2,942,370	724,678	-	3,667,048
Seasons at Simi Valley - Series A (4)	CA	4,236,876	1,180,122	-	5,416,998
Seasons Lakewood - Series A (4)	CA	7,233,993	1,836,808	-	9,070,801
Seasons San Juan Capistrano - Series A (4)	CA	12,179,682	2,973,846	-	15,153,528
Summerhill - Series A (4)	CA	6,316,993	1,470,689	-	7,787,682
Sycamore Walk - Series A (4)	CA	3,517,919	888,485	-	4,406,404
The Village at Madera - Series A (4)	CA	3,034,084	735,450	-	3,769,534
Tyler Park Townhomes - Series A (2)	CA	5,767,938	939,214	-	6,707,152
Vineyard Gardens - Series A (6)	CA	3,969,173	1,226,058	-	5,195,231
Westside Village Market - Series A (2)	CA	3,769,337	859,860	-	4,629,197
Brookstone (1)	IL	7,374,252	2,201,663	-	9,575,915
Copper Gate Apartments (2)	IN	4,955,000	641,581	-	5,596,581
Renaissance - Series A (3)	LA	10,870,681	4,293,328	-	15,164,009
Live 929 Apartments - Series A (6)	MD	36,234,756	-	-	36,234,756
Woodlynn Village (1)	MN	4,120,000	56,458	-	4,176,458
Gateway Village (6)	NC	2,600,000	136,612	-	2,736,612
Greens Property - Series A (2)	NC	7,829,000	663,781	-	8,492,781
Lynnhaven Apartments (6)	NC	3,450,000	178,960	-	3,628,960
Silver Moon - Series A (3)	NM	7,697,891	1,995,694	-	9,693,585
Village at Avalon (5)	NM	16,189,074	4,879,623	-	21,068,697
Ohio Properties - Series A (1)	OH	13,724,000	61,243	-	13,785,243
Bridle Ridge (1)	SC	7,235,000	153,657	-	7,388,657
Columbia Gardens (4)	SC	12,898,904	2,689,886	-	15,588,790
Companion at Thornhill Apartments (4)	SC	11,055,254	2,208,446	-	13,263,700
Cross Creek (1)	SC	6,136,261	2,277,289	-	8,413,550
Rosewood Townhomes - Series A (6)	SC	9,259,206	578,247	-	9,837,453
South Pointe Apartments - Series A (6)	SC	21,551,600	1,345,919	-	22,897,519
The Palms at Premier Park Apartments (2)	SC	18,619,081	2,906,879	-	21,525,960
Village at River's Edge (4)	SC	9,802,479	1,353,745	-	11,156,224
Willow Run (4)	SC	12,720,560	2,650,995	-	15,371,555
Arbors at Hickory Ridge (2)	TN	10,910,733	2,704,295	-	13,615,028
Avistar at Copperfield - Series A (6)	TX	13,815,817	3,189,896	-	17,005,713
Avistar at the Crest - Series A (2)	TX	9,140,656	2,376,580	-	11,517,236
Avistar at the Oaks - Series A (2)	TX	7,388,262	1,854,785	-	9,243,047
Avistar at the Parkway - Series A (3)	TX	12,721,014	2,790,208	-	15,511,222
Avistar at Wilcrest - Series A (6)	TX	5,235,915	1,084,347	-	6,320,262
Avistar at Wood Hollow - Series A (6)	TX	39,756,184	8,703,609	-	48,459,793
Avistar in 09 - Series A (2)	TX	6,379,479	1,601,535	-	7,981,014
Avistar on the Boulevard - Series A (2)	TX	15,572,093	3,779,139	-	19,351,232
Avistar on the Hills - Series A (2)	TX	5,058,171	1,292,513	-	6,350,684
Bruton Apartments (4)	TX	17,674,167	3,792,253	-	21,466,420
Concord at Gulfgate - Series A (4)	TX	18,796,773	4,888,537	-	23,685,310
Concord at Little York - Series A (4)	TX	13,168,029	3,543,909	-	16,711,938
Concord at Williamcrest - Series A (4)	TX	20,398,687	5,397,326	-	25,796,013
Crossing at 1415 - Series A (4)	TX	7,331,821	1,810,458	-	9,142,279
Decatur Angle (4)	TX	22,270,729	5,600,721	-	27,871,450
Esperanza at Palo Alto (4)	TX	19,218,417	5,955,488	-	25,173,905
Heights at 515 - Series A (4)	TX	6,712,409	1,600,836	-	8,313,245
Heritage Square - Series A (3)	TX	10,579,057	2,095,871	-	12,674,928
Oaks at Georgetown - Series A (4)	TX	12,135,392	2,597,201	-	14,732,593
Runnymede (1)	TX	9,805,000	105,634	-	9,910,634
Southpark (1)	TX	11,462,172	1,917,286	-	13,379,458
15 West Apartments (4)	WA	9,604,680	3,257,826	-	12,862,506
Mortgage revenue bonds held in trust		$637,948,068	$130,520,576	$-	$768,468,644

(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 16
(6)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16

	December 31, 2020
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Solano Vista - Series A	CA	$2,665,000	$891,612	$-	$3,556,612
Greens Property - Series B	NC	925,607	107,347	-	1,032,954
Arby Road Apartments - Series A	NV	7,385,000	15,059	-	7,400,059
Ohio Properties - Series B	OH	3,485,690	13,578	-	3,499,268
Rosewood Townhomes - Series B	SC	469,781	2,549	-	472,330
South Pointe Apartments - Series B	SC	1,099,487	5,967	-	1,105,454
Provision Center 2014-1	TN	6,161,954	-	-	6,161,954
Avistar at the Crest - Series B	TX	735,974	144,746	-	880,720
Avistar at the Oaks - Series B	TX	538,723	100,668	-	639,391
Avistar at the Parkway - Series B	TX	123,973	43,650	-	167,623
Avistar in 09 - Series B	TX	444,398	83,042	-	527,440
Avistar on the Boulevard - Series B	TX	437,318	82,718	-	520,036
Mortgage revenue bonds held by the Partnership		$24,472,905	$1,490,936	$-	$25,963,841

See Note 24 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded on the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

During the year ended December 31, 2021, the Partnership recognized a provision for credit loss of $1.9 million related to the Provision Center 2014-1 MRB on the consolidated statements of operations. The borrower of the Provision Center 2014-1 MRB filed for Chapter 11 bankruptcy in December 2020 and has ceased making contractual principal and interest payments. The credit loss was driven primarily by operational and collateral information obtained during the bankruptcy process.

During the year ended December 31, 2020, the Partnership recognized total provisions for credit loss of approximately $7.3 million, of which approximately $3.5 million related to the Live 929 Apartments - Series A MRB and approximately $3.9 million related to the Provision Center 2014-1 MRB on the consolidated statements of operations. See Note 2 for information considered in the Partnership’s evaluation of other-than-temporary impairment and provision for credit loss of the MRBs.

The provision for credit loss related to the Live 929 Apartments – Series A MRB was due to operational results, the borrower’s continued covenant forbearance and declines in debt service coverage. The change in operating results at the Live 929 Apartments was primarily driven by the impact of COVID-19, which had a significant impact on the underlying student housing property.

The provision for credit loss related to the Provision Center 2014-1 MRB was primarily driven by debt service shortfalls by the underlying commercial property, the borrower’s request for forbearance (prior to filing for bankruptcy protection), and the general creditworthiness of proton therapy centers in the United States, including the impacts on them from COVID-19.

The Partnership has remaining commitments to provide additional funding of certain MRBs during construction or rehabilitation as of December 31, 2021. See Note 19 for further details regarding these remaining funding commitments.

Activity in 2021:

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the year ended December 31, 2021:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Initial Principal Acquired
Jackson Manor Apartments (1)	April	Jackson, MS	60	5/1/2038	5.00%		$4,150,000
Residency at the Mayer - Series A(2)	October	Hollywood, CA	79	4/1/2039	SOFR + 3.60%	(3)	24,000,000
Meadow Valley (4)	December	Garfield Charter Township, MI	154	12/1/2029	6.25%		100,000
Lutheran Gardens	December	Compton, CA	76	2/1/2025	4.90%		10,352,000
Live 929 Apartments - Series B (5)	December	Baltimore, MD	575	7/1/2039	1.60%	(6)	21,680,000
							$60,282,000
(1)
The Partnership committed to provide total funding of the MRB up to $6.9 million during the acquisition and rehabilitation phase of the property on a draw-down basis. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $4.8 million.
(2)
The Partnership committed to provide total funding of the MRB up to $29.5 million during the acquisition and rehabilitation phase of the property on a draw-down basis. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $18.1 million.
(3)
The index is subject to a floor of 0.25%.
(4)
The Partnership committed to provide total funding of the MRB up to $44.0 million during construction on a draw-down basis.
(5)
The Partnership purchased the MRB at a discount to outstanding principal of $4.3 million. The purchase price of the bond was $17.3 million.
(6)
The MRB has a variable interest rate equal to 69.5% of the sum of LIBOR plus 1.80% multiplied by a margin equal to one minus the maximum U.S. Federal corporate tax rate divided by 0.65.

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership's carrying value plus accrued interest during the year ended December 31, 2021:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Arby Road Apartments - Series A (1)	March	Las Vegas, NV	180	10/1/2027	5.35%	$1,600,000
Arby Road Apartments - Series A (1)	March	Las Vegas, NV	180	4/1/2041	5.50%	5,785,000
Rosewood Townhomes - Series A	July	Goose Creek, SC	100	7/1/2055	5.75%	9,259,206
Rosewood Townhomes - Series B	July	Goose Creek, SC	100	8/1/2055	12.00%	469,781
South Pointe Apartments - Series A	July	Hanahan, SC	256	7/1/2055	5.75%	21,551,600
South Pointe Apartments - Series B	July	Hanahan, SC	256	8/1/2055	12.00%	1,099,487
Woodlynn Village	November	Maplewood, MN	59	11/1/2042	6.00%	4,065,000
						$43,830,074
(1)
Both MRBs are part of the same series but had different interest rates and maturity dates.
The Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs were redeemed at 106% of par value plus accrued interest in July 2021. The redemption premium of approximately $1.8 million is reported as “Contingent interest income” on the Partnership’s consolidated statements of operations. All other MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest.

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

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the year ended December 31, 2020:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Solano Vista - Series B	January	Vallejo, CA	96	1/1/2021	5.85%	$3,103,000
Montevista - Series B	August	San Pablo, CA	82	7/1/2021	8.00%	$6,480,000
						$9,583,000

The following table summarizes the changes in the Partnership’s allowance for credit losses for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Balance, beginning of period	7,319,000	-
Provision for credit loss	1,857,000	7,319,000
Balance, end of period (1)	$9,176,000	$7,319,000

(1)
The allowance for credit losses as of December 31, 2021 and 2020 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments - Series A MRB.

Geographic Concentrations

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States with significant concentrations in Texas, California and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2021	December 31, 2020
Texas	41%	43%
California	23%	17%
South Carolina	11%	17%

The following tables represent a description of certain terms of the Partnership’s MRBs as of December 31, 2021, and 2020:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2021
15 West Apartments - Series A (4)	2016	Vancouver, WA	7/1/2054	6.25%	$9,531,842
Arbors at Hickory Ridge (2)	2012	Memphis, TN	1/1/2049	6.25%	10,701,537
Avistar at Copperfield - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	13,678,286
Avistar on the Boulevard - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	15,370,243
Avistar at the Crest - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	9,022,172
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,164,744
Avistar at the Oaks - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	7,295,334
Avistar in 09 - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	6,299,237
Avistar on the Hills - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	4,994,549
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	976,241
Avistar at the Parkway - Series A (3)	2015	San Antonio, TX	5/1/2052	6.00%	12,579,783
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	123,598
Avistar at Wilcrest - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	5,183,794
Avistar at Wood Hollow - Series A (6)	2017	Austin, TX	5/1/2054	5.75%	39,360,427
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,145,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,531,517
Bruton Apartments (4)	2014	Dallas, TX	8/1/2054	6.00%	17,532,185
Columbia Gardens (4)	2015	Columbia, SC	12/1/2050	5.50%	12,620,000
Companion at Thornhill Apartments (4)	2016	Lexington, SC	1/1/2052	5.80%	10,924,609
Concord at Gulfgate - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	18,606,719
Concord at Little York - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	13,034,887
Concord at Williamcrest - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	20,192,436
Copper Gate Apartments (2)	2013	Lafayette, IN	12/1/2029	6.25%	4,900,000
Courtyard - Series A (4)	2016	Fullerton, CA	12/1/2033	5.00%	9,970,209
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	7,747,521
Crossing at 1415 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	7,253,698
Decatur Angle (4)	2014	Fort Worth, TX	1/1/2054	5.75%	22,074,594
Esperanza at Palo Alto (4)	2018	San Antonio, TX	7/1/2058	5.80%	19,071,622
Gateway Village (6)	2019	Durham, NC	4/1/2032	6.10%	2,600,000
Glenview Apartments - Series A (3)	2014	Cameron Park, CA	12/1/2031	5.75%	4,429,350
Greens Property - Series A (2)	2012	Durham, NC	10/1/2047	6.50%	7,719,000
Greens Property - Series B	2012	Durham, NC	10/1/2047	12.00%	920,637
Harden Ranch - Series A (2)	2014	Salinas, CA	3/1/2030	5.75%	6,538,111
Harmony Court Bakersfield - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	3,635,277
Harmony Terrace - Series A (4)	2016	Simi Valley, CA	1/1/2034	5.00%	6,730,004
Heights at 515 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	6,640,885
Heritage Square - Series A (3)	2014	Edinburg, TX	9/1/2051	6.00%	10,455,924
Jackson Manor Apartments (6)	2021	Jackson, MS	5/1/2038	5.00%	4,900,000
Las Palmas II - Series A (4)	2016	Coachella, CA	11/1/2033	5.00%	1,649,370
Live 929 Apartments - Series A (6)	2014	Baltimore, MD	7/1/2049	5.78%	39,465,000
Live 929 Apartments - Series B	2021	Baltimore, MD	7/1/2039	1.60%	21,680,000
Lutheran Gardens	2021	Compton, CA	2/1/2025	4.90%	10,352,000
Lynnhaven Apartments (6)	2019	Durham, NC	4/1/2032	6.10%	3,450,000
Meadow Valley	2021	Garfield Charter Township, MI	12/1/2029	6.25%	100,000
Montclair Apartments - Series A (3)	2014	Lemoore, CA	12/1/2031	5.75%	2,399,626
Montecito at Williams Ranch Apartments - Series A (6)	2017	Salinas, CA	10/1/2034	5.50%	7,568,334
Montevista - Series A (6)	2019	San Pablo, CA	7/1/2036	5.75%	6,701,776
Oaks at Georgetown - Series A (4)	2016	Georgetown, TX	1/1/2034	5.00%	12,026,225
Ocotillo Springs - Series A (6)	2020	Brawley, CA	8/1/2037	4.55%	15,000,000
Ohio Properties - Series A (1)	2010	Ohio	6/1/2050	7.00%	13,580,000
Ohio Properties - Series B	2010	Ohio	6/1/2050	10.00%	3,465,270
Provision Center 2014-1	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (3)	2015	Baton Rouge, LA	6/1/2050	6.00%	10,732,295
Residency at the Mayer - Series A (6)	2021	Hollywood, CA	4/1/2039	3.85%	24,000,000
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	9,675,000
San Vicente - Series A (4)	2016	Soledad, CA	11/1/2033	5.00%	3,400,913
Santa Fe Apartments - Series A (3)	2014	Hesperia, CA	12/1/2031	5.75%	2,907,057
Seasons at Simi Valley - Series A (4)	2015	Simi Valley, CA	9/1/2032	5.75%	4,188,582
Seasons Lakewood - Series A (4)	2016	Lakewood, CA	1/1/2034	5.00%	7,168,917
Seasons San Juan Capistrano - Series A (4)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,070,116
Silver Moon - Series A (3)	2015	Albuquerque, NM	8/1/2055	6.00%	7,629,704
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,649,291
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	12,675,000
Summerhill - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	6,259,888
Sycamore Walk - Series A (4)	2015	Bakersfield, CA	1/1/2033	5.25%	3,474,617
The Palms at Premier Park Apartments (2)	2013	Columbia, SC	1/1/2050	6.25%	18,385,572
Tyler Park Townhomes (2)	2013	Greenfield, CA	1/1/2030	5.75%	5,694,168
The Village at Madera - Series A (4)	2016	Madera, CA	12/1/2033	5.00%	3,006,656
Village at Avalon (5)	2018	Albuquerque, NM	1/1/2059	5.80%	16,069,382
Village at River's Edge (4)	2017	Columbia, SC	6/1/2033	6.00%	9,728,355
Vineyard Gardens - Series A (6)	2017	Oxnard, CA	1/1/2035	5.50%	3,939,476
Westside Village Market (2)	2013	Shafter, CA	1/1/2030	5.75%	3,721,129
Willow Run (4)	2015	Columbia, SC	12/1/2050	5.50%	12,444,000
					$697,713,691

(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)
MRB held by Morgan Stanley in a secured financing transaction, Note 16
(6)
MRB held by Mizuho Capital Markets, LLC in a secured financing transaction, Note 16

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2020
15 West Apartments - Series A (4)	2016	Vancouver, WA	7/1/2054	6.25%	$9,604,680
Arbors at Hickory Ridge (2)	2012	Memphis, TN	1/1/2049	6.25%	10,848,178
Arby Road Apartments - Series A (7)	2020	Las Vegas, NV	10/1/2027	5.35%	1,600,000
Arby Road Apartments - Series A (7)	2020	Las Vegas, NV	4/1/2041	5.50%	5,785,000
Avistar at Copperfield - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	13,815,817
Avistar on the Boulevard - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	15,572,093
Avistar at the Crest - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	9,140,656
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,173,292
Avistar at the Oaks - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	7,388,262
Avistar in 09 - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	6,379,479
Avistar on the Hills - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	5,058,171
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	983,121
Avistar at the Parkway - Series A (3)	2015	San Antonio, TX	5/1/2052	6.00%	12,721,014
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	123,973
Avistar at Wilcrest - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	5,235,915
Avistar at Wood Hollow - Series A (6)	2017	Austin, TX	5/1/2054	5.75%	39,756,184
Bridle Ridge (1)	2008	Greer, SC	1/1/2043	6.00%	7,235,000
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,652,804
Bruton Apartments (4)	2014	Dallas, TX	8/1/2054	6.00%	17,674,167
Columbia Gardens (4)	2015	Columbia, SC	12/1/2050	5.50%	12,775,000
Companion at Thornhill Apartments (4)	2016	Lexington, SC	1/1/2052	5.80%	11,055,254
Concord at Gulfgate - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	18,796,773
Concord at Little York - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	13,168,029
Concord at Williamcrest - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	20,398,687
Copper Gate Apartments (2)	2013	Lafayette, IN	12/1/2029	6.25%	4,955,000
Courtyard - Series A (4)	2016	Fullerton, CA	12/1/2033	5.00%	10,061,161
Cross Creek (1)	2009	Beaufort, SC	3/1/2049	6.15%	7,862,645
Crossing at 1415 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	7,331,821
Decatur Angle (4)	2014	Fort Worth, TX	1/1/2054	5.75%	22,270,729
Esperanza at Palo Alto (4)	2018	San Antonio, TX	7/1/2058	5.80%	19,218,417
Gateway Village (6)	2019	Durham, NC	4/1/2032	6.10%	2,600,000
Glenview Apartments - Series A (3)	2014	Cameron Park, CA	12/1/2031	5.75%	4,483,154
Greens Property - Series A (2)	2012	Durham, NC	10/1/2047	6.50%	7,829,000
Greens Property - Series B	2012	Durham, NC	10/1/2047	12.00%	925,607
Harden Ranch - Series A (2)	2014	Salinas, CA	3/1/2030	5.75%	6,621,823
Harmony Court Bakersfield - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	3,668,439
Harmony Terrace - Series A (4)	2016	Simi Valley, CA	1/1/2034	5.00%	6,791,096
Heights at 515 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	6,712,409
Heritage Square - Series A (3)	2014	Edinburg, TX	9/1/2051	6.00%	10,579,057
Las Palmas II - Series A (4)	2016	Coachella, CA	11/1/2033	5.00%	1,664,566
Live 929 Apartments - Series A (6)	2014	Baltimore, MD	7/1/2049	5.78%	39,465,000
Lynnhaven Apartments (6)	2019	Durham, NC	4/1/2032	6.10%	3,450,000
Montclair Apartments - Series A (3)	2014	Lemoore, CA	12/1/2031	5.75%	2,428,775
Montecito at Williams Ranch Apartments - Series A (6)	2017	Salinas, CA	10/1/2034	5.50%	7,626,287
Montevista - Series A (6)	2019	San Pablo, CA	7/1/2036	5.75%	6,720,000
Oaks at Georgetown - Series A (4)	2016	Georgetown, TX	1/1/2034	5.00%	12,135,392
Ocotillo Springs - Series A (6)	2020	Brawley, CA	8/1/2037	4.55%	2,023,500
Ohio Properties - Series A (1)	2010	Ohio	6/1/2050	7.00%	13,724,000
Ohio Properties - Series B	2010	Ohio	6/1/2050	10.00%	3,485,690
Provision Center 2014-1	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (3)	2015	Baton Rouge, LA	6/1/2050	6.00%	10,870,681
Rosewood Townhomes - Series A (6)	2017	Goose Creek, SC	7/1/2055	5.75%	9,259,206
Rosewood Townhomes - Series B	2017	Goose Creek, SC	8/1/2055	12.00%	469,781
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	9,805,000
San Vicente - Series A (4)	2016	Soledad, CA	11/1/2033	5.00%	3,432,246
Santa Fe Apartments - Series A (3)	2014	Hesperia, CA	12/1/2031	5.75%	2,942,370
Seasons at Simi Valley - Series A (4)	2015	Simi Valley, CA	9/1/2032	5.75%	4,236,876
Seasons Lakewood - Series A (4)	2016	Lakewood, CA	1/1/2034	5.00%	7,233,993
Seasons San Juan Capistrano - Series A (4)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	12,179,682
Silver Moon - Series A (3)	2015	Albuquerque, NM	8/1/2055	6.00%	7,697,891
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,665,000
South Pointe Apartments - Series A (6)	2017	Hanahan, SC	7/1/2055	5.75%	21,551,600
South Pointe Apartments - Series B	2017	Hanahan, SC	8/1/2055	12.00%	1,099,487
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	12,845,000
Summerhill - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	6,316,993
Sycamore Walk - Series A (4)	2015	Bakersfield, CA	1/1/2033	5.25%	3,517,919
The Palms at Premier Park Apartments (2)	2013	Columbia, SC	1/1/2050	6.25%	18,619,081
Tyler Park Townhomes (2)	2013	Greenfield, CA	1/1/2030	5.75%	5,767,938
The Village at Madera - Series A (4)	2016	Madera, CA	12/1/2033	5.00%	3,034,084
Village at Avalon (5)	2018	Albuquerque, NM	1/1/2059	5.80%	16,189,074
Village at River's Edge (4)	2017	Columbia, SC	6/1/2033	6.00%	9,802,479
Vineyard Gardens - Series A (6)	2017	Oxnard, CA	1/1/2035	5.50%	3,969,173
Westside Village Market (2)	2013	Shafter, CA	1/1/2030	5.75%	3,769,337
Willow Run (4)	2015	Columbia, SC	12/1/2050	5.50%	12,597,000
Woodlynn Village (1)	2008	Maplewood, MN	11/1/2042	6.00%	4,120,000
					$673,567,008
(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 16
(6)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16
(7)
Both MRBs are part of the same series but have different interest rates and maturity dates

7. Governmental Issuer Loans

The Partnership owns GILs that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any state government pledged to the payment of principal or interest on the GILs. Each GIL is secured by a mortgage on all real and personal property of the Residential Property. The GILs share first mortgage lien positions with property loans and/or taxable GILs also owned by the Partnership (Notes 10 and 12). Sources of the funds to pay principal and interest on a GIL consist of the net cash flow or the sale or refinancing proceeds from the secured property and limited-to-full payment guaranties provided by affiliates of the borrower. The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction. All GILs were held in trust in connection with TOB Trust financings as of December 31, 2021 and 2020 (Note 16).

At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of December 31, 2021 and 2020:

							As of December 31, 2021
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate		Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.20%	$40,000,000
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(3),(4)	3.75%	34,000,000
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	(4)	3.25%	33,080,000
Legacy Commons at Signal Hills (1)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	(4)	3.57%	33,120,605
Hilltop at Signal Hills (1)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	(4)	3.57%	21,550,584
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%	(4)	4.60%	9,981,200
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%	(4)	4.60%	3,691,245
Osprey Village (1)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	(4)	3.57%	6,372,030
Willow Place Apartments (1)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	(4)	3.55%	2,971,786
								$184,767,450
(1)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 23).
(2)
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
								$64,863,657
(1)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 23).
(2)
The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon payment of a non-refundable extension fee.
(3)
The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)
The variable index interest rate component is subject to a floor.

The Partnership has remaining commitments to provide additional funding of certain GILs during construction of the secured properties as of December 31, 2021. See Note 19 for further details regarding these remaining funding commitments.

Activity in 2021

Acquisitions:

During 2021, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a draw-down basis as summarized below. See the above tables and Note 19 for additional information associated with the GIL commitments.

•
$34.6 million commitment related to Legacy Commons at Signal Hills;
•
$24.5 million commitment related to Hilltop at Signal Hills;
•
$23.4 million commitment related to Hope on Avalon;
•
$12.1 million commitment related to Hope on Broadway;
•
$60.0 million commitment related to Osprey Village; and
•
$25.0 million commitment related to Willow Place Apartments.

Activity in 2020

Acquisitions:

During 2020, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a draw-down basis as summarized below. See the above tables and Note 19 for additional information associated with the GIL commitments.

•
$40.0 million commitment related to Scharbauer Flats Apartments;
•
$34.0 million commitment related to Oasis at Twin Lakes; and
•
$33.1 million commitment related to Centennial Crossings.

8. Real Estate Assets

The Partnership owns real estate assets, including MF Properties, either directly, through a wholly owned subsidiary or through a consolidated VIE, as described in Note 2. The financial statements of the MF Properties are consolidated with those of the Partnership. The Partnership also invests in land with plans to develop into rental properties or for future sale. These investments are reported as “Land held for development” below.

The following tables summarize information regarding the Partnership’s real estate assets as of December 31, 2021 and 2020:

Real Estate Assets as of December 31, 2021
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,302,507	$42,501,775
The 50/50 MF Property	Lincoln, NE	475	-	33,013,039	33,013,039
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	682,929	3,343,544
Land held for development		(2)	1,551,196	-	1,551,196
					$80,409,554
Less accumulated depreciation					(20,701,922)
Net real estate assets					$59,707,632
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 5 for further information.
(2)
Land held for development consists of land and development costs for parcels of land in Richland County, SC and Omaha, NE.

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
(1)
Land held for development consists of land and development costs for parcels of land in Gardner, KS and Richland County, SC and Omaha, NE.

In November 2021, the Partnership sold the land held for development in Gardner, KS and recognized a loss on the sale of $14,800.

In June 2020, the Partnership determined that the land held for development in Gardner, KS was impaired and recorded an impairment charge of $25,200, which represented the difference between the Partnership’s carrying value and the estimated fair value of the land.

9. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through a date approximately five years after commencement of construction. The return on these investments earned by the Partnership is reported as “Investment income” on the Partnership’s consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of December 31, 2021 and 2020:

Property Name	Location	Units	Construction Commencement Date	Construction Completion Date	Carrying Value as of December 31, 2021	Carrying Value as of December 31, 2020
Vantage at Powdersville	Powdersville, SC	288	November 2017	February 2020	-	$12,295,801
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	$6,143,099	7,840,500
Vantage at Bulverde	Bulverde, TX	288	March 2018	August 2019	-	10,570,000
Vantage at Germantown	Germantown, TN	288	June 2018	March 2020	-	12,425,000
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	October 2020	12,240,000	14,640,000
Vantage at Coventry	Omaha, NE	294	September 2018	February 2021	7,611,614	9,007,435
Vantage at Conroe	Conroe, TX	288	April 2019	January 2021	11,164,625	10,406,895
Vantage at O'Connor	San Antonio, TX	288	October 2019	June 2021	9,109,343	8,245,890
Vantage at Westover Hills	San Antonio, TX	288	January 2020	July 2021	8,861,504	8,021,544
Vantage at Tomball	Tomball, TX	288	August 2020	N/A	11,814,774	9,280,134
Vantage at Hutto	Hutto, TX	288	December 2021	N/A	5,629,651	3,163,676
Vantage at San Marcos (1)	San Marcos, TX	288	N/A	N/A	-	981,695
Vantage at Loveland	Loveland, CO	288	April 2021	N/A	10,913,911	-
Vantage at Helotes	Helotes, TX	288	May 2021	N/A	11,350,686	-
Vantage at Fair Oaks	Boerne, TX	288	September 2021	N/A	6,424,306	-
Vantage at McKinney Falls	McKinney Falls, TX	288	December 2021	N/A	6,530,009	-
					$107,793,522	$106,878,570
(1)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5). A development site has been identified for this property but construction has not commenced as of December 31, 2021.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of December 31, 2021. See Note 19 for further details regarding these remaining funding commitments.

Activity in 2021

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during 2021:

Property Name	Location	Units	Month Sold	Gross Proceeds	Investment Income	Gain on Sale
Vantage at Germantown	Germantown, TN	288	March 2021	$16,096,560	$862,454	$2,809,106
Vantage at Powdersville	Powdersville, SC	288	May 2021	20,118,680	2,359,394	5,463,484
Vantage at Bulverde	Bulverde, TX	288	August 2021	18,916,961	1,392,312	6,954,649
Vantage at Panama City Beach	Panama City Beach, FL	288	(1)	293,510	-	293,510
				$55,425,711	$4,614,160	$15,520,749
(1)
In November 2021, the Partnership received cash of approximately $294,000 upon the resolution of gain contingencies related to the sale of Vantage at Panama City Beach in September 2019. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statements of operations.

New and Amended Equity Commitments:

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

In June 2021, the Partnership executed a $1.1 million equity commitment to fund the purchase of land for future development of the Vantage at Fair Oaks multifamily property. In September 2021, the Partnership amended its equity commitment to $11.0 million to fund construction of the property.

In December 2021, the Partnership executed a $11.4 million equity commitment to fund the construction of the Vantage at McKinney Falls multifamily property.

In December 2021, the Partnership increased its total equity commitment related to the Vantage at Hutto multifamily property to $11.2 million.

Activity in 2020

Sales Activity:

In June 2020, Vantage at Waco sold substantially all assets to an unrelated third party and ceased operations. The Partnership has received cash of approximately $10.8 million as a result of the sale. The Partnership recognized approximately $1.5 million of “Investment income” on the Partnership’s consolidated statements of operations associated with the sale.

New Equity Commitments:

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

The following table provides summary combined financial information related to the Partnership’s investments in unconsolidated entities for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Property Revenues	$24,501,799	$14,553,331
Gain on sale of property	$42,792,935	$6,106,279
Net income (loss)	$37,836,191	$(1,674,527)

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of December 31, 2021 and 2020:

	December 31, 2021
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance	Maturity Date		Interest Rate
Avistar (February 2013 portfolio)	$201,972	$-	$201,972	6/26/2024		12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024		12.00%
Centennial Crossings (1) (2)	11,354,386	-	11,354,386	9/1/2023	(3)	LIBOR + 2.50%	(4)
Cross Creek	11,101,887	(7,393,814)	3,708,073	12/1/2025		6.15%
Greens Property	850,000	-	850,000	9/1/2046		10.00%
Hilltop at Signal Hills (1) (2)	1,000,000	-	1,000,000	8/1/2023	(3)	SOFR + 3.07%	(4)
Legacy Commons at Signal Hills (1) (2)	2,604,230	-	2,604,230	2/1/2024	(3)	SOFR + 3.07%	(4)
Live 929 Apartments	1,355,534	(1,355,534)	-	7/31/2049		8.00%
Magnolia Crossing	13,424,579	-	13,424,579	12/1/2022		SOFR + 6.50%	(5)
Oasis at Twin Lakes (1) (2)	20,607,362	-	20,607,362	8/1/2023	(3)	LIBOR + 2.50%	(4)
Ohio Properties	2,390,446	-	2,390,446	12/1/2026 - 6/1/2050		10.00%
Osprey Village (1)(2)	1,000,000	-	1,000,000	8/1/2024	(3)	SOFR + 3.07%	(4)
Scharbauer Flats Apartments (1) (2)	9,708,598	-	9,708,598	1/1/2023	(3)	LIBOR + 2.85%
Willow Place Apartments (1)(2)	1,000,000	-	1,000,000	10/1/2024	(3)	SOFR + 3.30%	(5)
Total	$76,850,616	$(8,749,348)	$68,101,268
(1)
The property loan is held in trust in connection with a TOB financings (Note 16).
(2)
The property loan and associated GIL are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrower have guaranteed limited-to-full payment of principal and accrued interest on the property loan.
(3)
The borrower may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(4)
The index is subject to a floor of 0.50%.
(5)
The index is subject to a floor of 0.25%.

	December 31, 2020
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance	Maturity Date		Interest Rate
Arbors at Hickory Ridge	$191,264	$-	$191,264	3/1/2049		6.25%
Avistar (February 2013 portfolio)	201,972	-	201,972	6/26/2024		12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024		12.00%
Centennial Crossings (1) (2)	3,017,729	-	3,017,729	9/1/2023	(3)	LIBOR + 2.50%	(4)
Cross Creek	11,101,887	(7,393,814)	3,708,073	12/1/2025		6.15%
Greens Property	850,000	-	850,000	9/1/2046		10.00%
Live 929 Apartments	911,232	(911,232)	-	7/31/2049		8.00%
Ohio Properties	2,390,446	-	2,390,446	12/1/2026 - 6/1/2050		10.00%
Scharbauer Flats Apartments (1) (2)	2,309,613	-	2,309,613	1/1/2023	(3)	LIBOR + 2.85%
Total	$21,225,765	$(8,305,046)	$12,920,719
(1)
The property loan is held in trust in connection with a TOB financings (Note 16).
(2)
The property loan and associated GIL are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrower have guaranteed limited-to-full payment of principal and accrued interest on the property loan.
(3)
The borrower may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(4)
The index is subject to a floor of 0.50%.

During the years ended December 31, 2021 and 2020, the Partnership recognized a provision for loan loss and associated loan loss allowance of approximately $444,000 and $911,000, respectively, related to the Live 929 Apartments property loan as the Partnership determined it was probable the outstanding balance will not be collectible.

The interest to be earned on the Live 929 Apartments and Cross Creek property loans was in nonaccrual status for the years ended December 31, 2021 and 2020. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest accrued was not probable. In addition, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status for the years ended December 31, 2021 and 2020 as, in management’s opinion, the interest was not considered collectible.

The following table summarizes the changes in the Partnership’s loan loss allowance for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Balance, beginning of period	$8,305,046	$7,393,814
Provision for loan loss	444,302	911,232
Balance, end of period	$8,749,348	$8,305,046

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured property as of December 31, 2021. See Note 19 for further regarding these remaining funding commitments.

Activity in 2021

Concurrent with the acquisition of GILs (Note 7), the Partnership committed to provide property loans for the construction of the underlying properties on a draw-down basis as summarized below. The property loans and associated GILs are on parity and share a first mortgage position on all real and personal property associated with the secured property.

•
$32.2 million commitment related to Legacy Commons at Signal Hills;
•
$21.2 million commitment related to Hilltop at Signal Hills;
•
$25.5 million commitment related to Osprey Village; and
•
$21.4 million related to Willow Place Apartments.

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

In December 2021, the Partnership entered into an agreement to provide a taxable bridge loan in the amount of up to $14.5 million, secured by a first mortgage lien on Magnolia Crossing, an existing 65-unit skilled-nursing facility in Houston, Texas.

Activity in 2020

Concurrent with the acquisition of GILs (Note 7), the Partnership committed to provide property loans for the construction of the underlying properties on a draw-down basis as summarized below. The property loans and associated GILs are on parity and share a first mortgage position on all real and personal property associated with the secured property.

•
$24.2 million commitment related to Scharbauer Flats Apartments;
•
$27.7 million commitment related to Oasis at Twin Lakes; and
•
$24.3 million commitment related to Centennial Crossings.

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Current income tax expense	$152,847	$185,910
Deferred income tax benefit	(89,055)	(105,920)
Total income tax expense	$63,792	$79,990

The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income in the Greens Hold Co and the impact of deferred income taxes. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.). The deferred tax assets and liabilities are valued based on enacted tax rates. The Greens Hold Co had net deferred tax assets of approximately $621,000 and $532,000 as of December 31, 2021 and 2020, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable and recorded no valuation allowance as of December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due to state income taxes (net of the effect on federal income tax).

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There were no material uncertain tax positions, accrued interest or penalties as of December 31, 2021 and 2020.

The Partnership files U.S. federal and state tax returns. The Partnership’s returns for years 2018 through 2020 remain subject to examination by the Internal Revenue Service.

12. Other Assets

The following table summarizes the Partnership’s other assets as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred financing costs, net	$1,349,097	$390,649
Fair value of derivative instruments (Note 18)	343,418	321,503
Taxable mortgage revenue bonds, at fair value	3,428,443	1,510,437
Taxable governmental issuer loan held in trust	1,000,000	-
Bond purchase commitments, at fair value (Note 19)	964,404	431,879
Operating lease right-of-use assets, net	1,619,714	1,648,742
Other assets	2,157,809	1,605,374
Total other assets	$10,862,885	$5,908,584

As of December 31, 2021 and 2020, the operating lease right-of-use assets consisted primarily of a ground lease at The 50/50 MF Property (Note 13).

See Note 24 for a description of the methodology and significant assumptions for determining the fair value of the derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “interest expense” on the Partnership’s consolidated statements of operations. Unrealized gains or losses on taxable MRBs and bond purchase commitments are recorded on the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

Concurrent with the acquisition of the Hope on Avalon GIL (Note 7), the Partnership entered into a taxable GIL to provide construction financing for the underlying property on a draw-down basis. The GIL and the taxable GIL are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property.

Concurrent with the acquisition of the Residency at the Mayer - Series A MRB (Note 6), the Partnership entered into a taxable MRB to provide construction financing for the underlying property on a draw-down basis. The MRB and the taxable MRB are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property.

The taxable GIL and taxable MRB are held in trust in connection with a TOB Trust financing (Note 16). The following table includes details of the taxable GIL and MRB, and the total funding commitment, that were entered into during the year ended December 31, 2021:

Property Name	Date Committed	Maturity Date	Initial Outstanding Balance	Total Commitment
Hope on Avalon	January 2021	2/1/2023 (1)	$1,000,000	$10,573,000
Residency at the Mayer Series A-T	October 2021	4/1/2024 (2)	$1,000,000	$12,500,000
(1)
The borrower may elect to extend the maturity date six months upon meeting certain conditions, including payment of a non-refundable extension fee.
(2)
The borrower may elect to extend the maturity date six months if stabilization has not occurred, subject to the Partnership's approval.

The following table includes details of the taxable MRB acquired during the year ended December 31, 2020:

Property Name	Date Committed	Maturity Date	Initial Outstanding Balance		Total Commitment
Ocotillo Springs - Series A-T	July 2020	8/1/2022 (1)	$-	(2)	$7,000,000
(1)
The borrower has the option to extend the maturity up to one year.
(2)
The Partnership had advanced zero and $1.0 million as of December 31, 2020 and 2021, respectively.

The partnership has remaining commitments to provide additional funding of the taxable GIL and taxable MRBs during construction and/or rehabilitation of the secured properties as of December 31, 2021. See Note 19 for further regarding these remaining funding commitments.

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accounts payable	$1,234,111	$94,674
Accrued expenses	4,102,381	2,755,010
Accrued interest expense	4,229,119	3,433,247
Operating lease liabilities	2,151,991	2,149,001
Other liabilities	1,946,610	1,517,633
Total accounts payable, accrued expenses and other liabilities	$13,664,212	$9,949,565

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability. Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount. As of December 31, 2021, the minimum aggregate annual payment due under the agreement is approximately $138,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter. The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The Partnership recognized expenses related to the ground lease of approximately $168,000 for the years ended December 31, 2021 and 2020, respectively, and are reported within “Real estate operating expenses” on the Partnership’s consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of December 31, 2021:

2022	$141,119
2023	143,561
2024	144,706
2025	147,598
2026	150,548
Thereafter	4,219,127
Total	4,946,659
Less: Amount representing interest	(2,794,668)
Total operating lease liabilities	$2,151,991

14. Unsecured Lines of Credit

The following table summarizes the Partnership’s unsecured lines of credit ("LOC") as of December 31, 2020:

Unsecured Lines of Credit	Outstanding as of December 31, 2020	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
Bankers Trust non-operating	$7,475,000	$50,000,000	June 2022	Variable (1)	Monthly	2.65%
Bankers Trust operating	-	10,000,000	June 2022	Variable (1)	Monthly	3.40%
Total unsecured lines of credit	$7,475,000	$60,000,000
(1)
The variable rate is indexed to LIBOR plus an applicable margin.

In June 2021, the Partnership and Bankers Trust Company (“Bankers Trust”) agreed to terminate the $10.0 million unsecured operating LOC upon closing of a new $40.0 million secured LOC with BankUnited, N.A. (“BankUnited”) and Bankers Trust (Note 15). There was no outstanding principal or accrued interest outstanding as of the termination date.

In August 2021, the Partnership and Bankers Trust agreed to terminate the $50.0 million unsecured non-operating LOC and replace it with a secured acquisition LOC (Note 15). There was no outstanding principal on the unsecured non-operating LOC as of the termination date.

15. Secured Lines of Credit

The following table summarizes the secured LOCs as of December 31, 2021:

Secured Lines of Credit	Outstanding as of December 31, 2021	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited general	$6,500,000	$40,000,000	June 2023 (1)	Variable (2)	Monthly	3.50%
Bankers Trust acquisition	39,214,000	50,000,000	June 2023	Variable (3)	Monthly	3.10%
	$45,714,000	$90,000,000
(1)
The General LOC contains two one-year extensions subject to certain conditions and payment of a 0.25% extension fee. The first extension request by the Partnership will be granted by BankUnited if all such conditions are met. Any subsequent extension requested by the Partnership will be granted or denied in the sole discretion of the lenders.
(2)
The variable rate is equal to LIBOR + 3.25%, subject to a floor of 3.50%.
(3)
The variable rate is equal to the greater of (i) the Prime Rate or (ii) 3.25% per annum; plus or minus a margin varying from 0.35% to (0.65%) depending upon the ratio of the Partnership’s senior debt to market value of assets.

In June 2021, the Partnership entered into a secured Credit Agreement (“Secured Credit Agreement”) of up to $40.0 million with BankUnited and Bankers Trust, and the sole lead arranger and administrative agent, BankUnited, for a general secured line of credit (“General LOC”). The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of the Partnership’s capital contributions to equity investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base.

The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, in which the Partnership must maintain a balance of not less than $5.0 million. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of December 31, 2021. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify BankUnited if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of December 31, 2021.

In August 2021, the Partnership and Bankers Trust entered into an amended and restated credit agreement for a secured non-operating line of credit (“Acquisition LOC”) with a maximum commitment of up to $50.0 million. The Acquisition LOC replaces the

Partnership’s previous unsecured non-operating line of credit (Note 14). The Acquisition LOC may be used to fund purchases of multifamily real estate, tax-exempt or taxable MRBs, and tax-exempt or taxable loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (collectively, the “financed assets”). The financed assets acquired with the proceeds of the Acquisition LOC will be held in a custody account and the outstanding balances of the Acquisition LOC will be secured by a first priority interest in the financed assets and will be maintained in the custody account until released by Bankers Trust.

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. The Acquisition LOC documents contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. The Partnership was in compliance with all covenants as of December 31, 2021.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of December 31, 2021:

	Outstanding Debt Financings as of December 31, 2021, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$35,551,762	$204,000	2010	May 2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	76,964,051	4,999	2014	July 2024	Weekly	SIFMA	0.13%	1.32%	1.45%
Fixed - M33	30,191,051	2,606	2015	September 2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	213,931,752	5,000	2018	July 2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	102,798,158	77,531,264	2020	September 2025	Monthly	3-month LIBOR	0.20%	9.00%	9.20% (3)

TOB & Term TOB Trusts Securitization
Fixed - Term TOB (4)	12,915,190	-	2019	May 2024	N/A	N/A	N/A	N/A	1.98%
Variable - TOB (5)	347,726,750	-	2019 - 2021	July 2022 - July 2024	Weekly	SIFMA/OBFR	0.14% - 0.30%	0.89% - 1.67%	1.07% - 1.97%
Total Debt Financings	$820,078,714
(1)
Facility fees have a variable component.
(2)
The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.
(3)
The Partnership has entered into two total return swap transactions with the Secured Notes as the reference security and notional amounts totaling the outstanding principal on the Secured Notes. The total return swaps effectively net down the interest rate on the Secured Notes. Considering the effect of the total return swaps, the effective net interest rate is 4.25% for approximately $39.6 million of the Secured Notes and 1.00% for approximately $63.5 million of the Secured Notes as of December 31, 2021. See Note 18 for further information on the total return swaps.
(4)
The Term TOB Trust is securitized by the Village at Avalon MRB.
(5)
The following table summarizes the individual TOB Trust securitizations as of December 31, 2021:

	Outstanding Financing as of December 31, 2021, net	Financing Facility Provider	Year Acquired	Stated Maturity	Reset Frequency	Variable Rate Index	Index Based Rates	Facility Fees	Period End Rates
Variable - TOB Securitization
Live 929 Apartments - Series A	$31,564,286	Mizuho	2019	July 2023	Weekly	SIFMA	0.23%	1.66%	1.89%
Montecito at Williams Ranch - Series A	6,919,404	Mizuho	2019	July 2023	Weekly	SIFMA	0.23%	1.17%	1.40%
Vineyard Gardens - Series A	3,590,598	Mizuho	2019	July 2023	Weekly	SIFMA	0.23%	1.17%	1.40%
Avistar at Copperfield - Series A	11,617,039	Mizuho	2020	July 2023	Weekly	SIFMA	0.30%	1.67%	1.97%
Avistar at Wilcrest - Series A	4,392,032	Mizuho	2020	July 2023	Weekly	SIFMA	0.30%	1.67%	1.97%
Avistar at Wood Hollow - Series A	33,446,044	Mizuho	2020	July 2023	Weekly	SIFMA	0.30%	1.67%	1.97%
Gateway Village	2,177,527	Mizuho	2020	July 2023	Weekly	SIFMA	0.30%	1.67%	1.97%
Lynnhaven	2,891,534	Mizuho	2020	July 2023	Weekly	SIFMA	0.30%	1.67%	1.97%
Montevista - Series A	5,674,091	Mizuho	2020	December 2023	Weekly	SIFMA	0.23%	1.27%	1.50%
Ocotillo Springs - Series A	13,482,312	Mizuho	2020	July 2022	Weekly	SIFMA	0.23%	0.89%	1.12%
Trust 2020-XF2907 (1)	96,297,732	Mizuho	2020	September 2023	Weekly	OBFR	0.18%	0.89%	1.07%
Trust 2020-XF2908 (2)	18,845,580	Mizuho	2020	September 2023	Weekly	OBFR	0.18%	0.89%	1.07%
Hope on Avalon	7,931,925	Mizuho	2021	February 2023	Weekly	SIFMA	0.23%	1.42%	1.65%
Hope on Broadway	2,919,748	Mizuho	2021	February 2023	Weekly	SIFMA	0.23%	1.42%	1.65%
Jackson Manor	4,133,705	Mizuho	2021	April 2023	Weekly	SIFMA	0.23%	1.27%	1.50%
Trust 2021-XF-2953 (3)	3,139,698	Barclays	2021	October 2022	Weekly	OBFR	0.14%	1.27%	1.41%
Trust 2021-XF2926 (4)	71,519,933	Mizuho	2021	January 2024	Weekly	OBFR	0.18%	0.89%	1.07%
Trust 2021-XF2939 (5)	27,183,562	Mizuho	2021	July 2024	Weekly	OBFR	0.18%	1.16%	1.34%
Total TOB Financing\ Weighted Average Period End Rate	$347,726,750								1.35%
(1)
The TOB Trust is securitized by the Scharbauer Flats Apartments, Oasis at Twin Lakes, and Centennial Crossings GILs.
(2)
The TOB Trust is securitized by the Scharbauer Flats Apartments and Centennial Crossings property loans.
(3)
The TOB Trust is securitized by the Willow Place GIL and property loan.
(4)
The TOB Trust is securitized by the Legacy Commons at Signal Hills GIL and property loan, the Hilltop at Signal Hills GIL and property loan, Hope on Avalon taxable GIL, and the Oasis at Twin Lakes property loan.
(5)
The TOB trust is securitized by the Residency at the Mayer MRB and taxable MRB, the Ocotillo Springs taxable MRB, and the Osprey Village GIL and property loan.

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

TOB & Term TOB Trusts Securitization
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
(4)
The Term TOB Trust is securitized by the Village at Avalon MRB.
(5)
The following table summarizes the individual TOB, and Term TOB Trust securitizations as of December 31, 2020:

	Outstanding Financing as of December 31, 2020, net	Financing Facility Provider	Year Acquired	Stated Maturity	Reset Frequency	Variable Rate Index	Index Based Rates	Facility Fees	Period End Rates
Variable - TOB Securitization
Live 929 Apartments - Series A	$31,553,785	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.66%	1.95%
Montecito at Williams Ranch - Series A	6,915,682	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.17%	1.46%
Rosewood Townhomes - Series A	7,691,507	Mizuho	2019	July 2023	Weekly	SIFMA	0.39%	1.17%	1.56%
South Pointe Apartments - Series A	17,976,559	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.17%	1.46%
Vineyard Gardens - Series A	3,587,685	Mizuho	2019	July 2023	Weekly	SIFMA	0.29%	1.17%	1.46%
Avistar at Copperfield - Series A	11,729,379	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Avistar at Wilcrest - Series A	4,433,372	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Avistar at Wood Hollow - Series A	33,776,383	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Gateway Village	2,173,253	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Lynnhaven	2,887,257	Mizuho	2020	July 2023	Weekly	SIFMA	0.39%	1.67%	2.06%
Montevista - Series A	5,668,324	Mizuho	2020	December 2023	Weekly	SIFMA	0.29%	1.27%	1.56%
Ocotillo Springs - Series A	1,765,167	Mizuho	2020	July 2022	Weekly	SIFMA	0.29%	0.89%	1.18%
Trust 2020-XF2907 (1)	58,353,917	Mizuho	2020	September 2023	Weekly	OBFR	0.33%	0.89%	1.22%
Trust 2020-XF2908 (2)	4,638,928	Mizuho	2020	September 2023	Weekly	OBFR	0.33%	0.89%	1.22%
Total TOB Financing\ Weighted Average Period End Rate	$193,151,198								1.63%
(1)
The TOB Trust is securitized by the Scharbauer Flats Apartments, Oasis at Twin Lakes, and Centennial Crossings GILs.
(2)
The TOB Trust is securitized by the Scharbauer Flats Apartments and Centennial Crossings property loans.

The TOB, Term TOB, and TEBS financing arrangements are consolidated VIE’s to the Partnership (Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, Term TOB, and TEBS financings on the Partnership’s consolidated financial statements. See information regarding the MRBs, GILs, property loans, taxable MRBs and taxable GIL securitized within the TOB, Term TOB, and TEBS financings in Notes, 6, 7, 10, 12 and 12, respectively. As the residual interest holder in the arrangements, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, we may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the underlying collateral will be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

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

As of December 31, 2021 and 2020, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 18).

Secured Notes Financing (“Secured Notes”)

ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, has issued Secured Notes to Mizuho with an aggregate principal amount of $103.5 million. The Secured Notes are secured by the Partnership’s residual certificates associated with its four TEBS financings. The Secured Notes bear interest at a variable rate equal to the 3-month LIBOR plus 9.00%, payable monthly. Interest due on the Secured Notes will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities of ATAX TEBS Holdings, LLC under the Secured Notes. If ATAX TEBS Holdings, LLC defaults on its obligations under the Secured Notes and the Partnership does not cure the default, the Partnership’s TEBS financing residual certificates and their related rights to the underlying TEBS assets will be assigned to Mizuho. If this occurs, the Partnership will cease to be the primary beneficiary of the TEBS financing VIEs and such VIEs will no longer be consolidated in the Partnership’s consolidated financial statements. Concurrent with the issuance of the Notes, the Partnership entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes (Note 18). Of the $103.5 million of proceeds from the Secured Notes, approximately $26.0 million was received in cash by the Partnership during 2020 and approximately $77.5 million was deposited with Mizuho as collateral for the total return swaps.

The restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of two total return swaps that have the Secured Notes as the reference security (Note 18). The Partnership may also be required to post additional collateral if the value of TEBS financing residual certificates declines below a threshold under the total return swaps.

TOB and Term TOB Trust Financings

Mizuho Capital Markets and Barclays Bank PLC

The Partnership has entered into various TOB Trust financings with Mizuho and Barclays secured by MRBs, GILs, and property loans. The TOB Trust structures under Mizuho and Barclays are functionally similar. Under these TOB Trust financings, the trustee issues senior securities and residual interests that represent beneficial interests in the TOB Trust that entitle the holders to cash flows from the securitized assets within the TOB Trust. The senior securities are sold to unaffiliated investors and entitle the holder to cash flows from the securitized assets at a variable interest rate. The senior securities are credit enhanced by Mizuho or Barclays such that Mizuho or Barclays will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the senior security holders. The Partnership will then be required to reimburse Mizuho or Barclays for any credit enhancement payments. The residual interests are retained by the Partnership and grant the Partnership rights to certain cash flows from the securitized assets after payment to the senior securities and related trust fees (including liquidity fees for the M31 TEBS financing), as well as certain other rights to the securitized assets.

The TOB Trusts and Secured Notes with Mizuho are subject to a master agreement that contains certain covenants and requirements related to the Partnership’s TOB Trusts and Secured Notes. The TOB Trusts require that Partnership’s residual interests must maintain a certain value in relation to the total assets in each TOB Trust. The master agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remained listed on the NASDAQ. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2021.

The TOB Trust with Barclays is subject to a master agreement that contains certain covenants and requirements related to the Partnership’s TOB Trusts. The Partnership’s residual interests in the TOB Trusts must maintain a certain value in relation to the total assets in the TOB Trust. The master agreement with Barclays requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold, limits on the Partnership’s leverage ratio, as defined, and that the Partnership remained listed on the NASDAQ. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2021.

The Partnership may also be required to post collateral, typically in cash, related to the TOB Trusts with Mizuho and Barclays. The amount of collateral posting required is dependent on the valuation of the securitized assets in relation to thresholds set by Mizuho and Barclays. There was no requirement to post collateral for the TOB Trusts as of December 31, 2021 and 2020.

Deutsche Bank

The Partnership previously executed a Master Trust Agreement with Deutsche Bank that allowed the Partnership to execute multiple TOB, Term TOB and Term A/B Trust structures upon the approval and agreement of terms by Deutsche Bank. The Master Trust Agreement contained covenants with which the Partnership was required to comply. In April 2020, the Partnership terminated its Master Trust Agreement with Deutsche Bank and the Partnership is no longer subject to the debt covenants in the Master Trust Agreement.

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

Morgan Stanley Bank

The Partnership has entered into a Term TOB Trust financing with Morgan Stanley Bank, N.A. (“Morgan Stanley”) secured by an MRB. Under the Term TOB Trust structure, the trustee issued Class A and Class B Certificates that represent beneficial interests in the securitized asset held by the Term TOB Trust. Morgan Stanley has purchased the Class A Certificates and the Partnership has retained the Class B Certificates of the Trust. The Class B Certificates grant the Partnership certain rights to the securitized asset.

The Term TOB Trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remains listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with all covenants as of December 31, 2021.

Contractual Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2022	$23,169,689
2023	237,473,815
2024	199,878,152
2025	112,692,806
2026	4,227,863
Thereafter	245,329,018
Total	822,771,343
Unamortized deferred financing costs and debt premium	(2,692,629)
Total debt financing, net	$820,078,714

17. Mortgages Payable and Other Secured Financing

The Partnership has entered into mortgages payable and other secured financings collateralized by MF Properties. The following is a summary of the mortgages payable and other secured financing, net of deferred financing costs, as of December 31, 2021 and 2020:

Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2021, net	Outstanding Mortgage Payable as of December 31, 2020, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$2,174,453	$2,521,308	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	22,960,090	23,463,564	2020	April 2027	Fixed	4.35%
Vantage at San Marcos--Mortgage (1)	1,690,000	-	2020	February 2022	Variable	4.00%
Total Mortgage Payable\Weighted Average Period End Rate	$26,824,543	$25,984,872				4.33%

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

In November 2020, Vantage at San Marcos, a consolidated VIE (Note 5), entered into a mortgage payable arrangement to fund the purchase of a parcel of land for potential development of a market-rate multifamily property. Vantage at San Marcos became a consolidated VIE in the fourth quarter of 2021 and prior to such date was reported as an investment in an unconsolidated entity.

Contractual Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2022	$2,560,283
2023	909,278
2024	947,301
2025	1,747,032
2026	641,415
Thereafter	20,020,531
Total	26,825,840
Unamortized deferred financing costs	(1,297)
Total mortgages payable and other secured financings, net	$26,824,543

18. Derivative Financial Instruments

The partnership is party to two total return swap transactions. The following table summarizes the terms of the Partnership’s total return swaps as of December 31, 2021 and 2020:

Purchase Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of December 31, 2021
Sept 2020	39,607,744	Sept 2020	Sept 2025	4.25% (1)	9.20% (3)	3-month LIBOR	Mizuho Capital Markets	$77,061
Sept 2020	63,500,000	Sept 2020	Mar 2022	1.00% (2)	9.20% (3)	3-month LIBOR	Mizuho Capital Markets	215,267
								$292,328

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
(3)
Variable rate equal to 3-month LIBOR + 9.00%.

Each of the total return swaps has the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 16). The combined notional amount of the total return swaps is $103.1 million, which is the same as the principal balance of the Secured Notes. The rate received on each total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid on each total return swap. Under the total return swaps, the Partnership is liable for any decline in the value of the Secured Notes. If the fair value of the underlying Secured Notes is less than the outstanding principal balance, the Partnership is required to post additional cash collateral equal to the amount of the deficit. Such a deficit will also be reflected in the fair value of the total return swaps.

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a notional amount of $39.6 million, requires the Partnership to maintain cash collateral equal to 35% of the notional amount, which was approximately $14.0 million as of December 31, 2021. The second total return swap with a notional amount of $63.5 million, requires the Partnership to maintain cash collateral equal to 100% of the notional amount, which was approximately $63.5 million as of December 31, 2021. Through March 2022, the Partnership has the option to allocate notional amounts from the second total return swap to the first total return swap, in minimum increments of $10.0 million, and receive net cash proceeds of approximately 65% of the reallocated notional amount. The second total return swap terminates in March 2022 and any remaining cash collateral will be used to pay down the principal balance of the Secured Notes.

The Partnership is party to an interest rate cap agreement. The following tables summarize the Partnership’s interest rate cap agreements as of December 31, 2021 and 2020:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2021
Aug 2019	76,544,336	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$51,090
							$51,090

(1)
See Notes 16 and 24 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2020
Aug 2019	77,979,924	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$27,877
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

19. Commitments and Contingencies

Legal Proceedings

The Partnership, from time to time, is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur and the amount of the loss can be reasonably estimated, the estimated amount of the loss is accrued in the Partnership's consolidated financial statements. If the Partnership determines that a loss is reasonably possible, the Partnership will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. While the resolution of these matters cannot be predicted with certainty, the Partnership currently believes there are no pending legal proceedings in which the Partnership is currently involved the outcome of which will have a material effect on the Partnership’s financial condition, results of operations, or cash flows.

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded gains or losses on the Partnership’s consolidated statements of comprehensive income. The following table summarizes the Partnership’s bond purchase commitments as of December 31, 2021:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Rate	Estimated Closing Date	Fair Value as of December 31, 2021
CCBA Senior Garden Apartments	July 2020	$3,807,000	4.50%	Q1 2022	$495,784
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	468,620
		$7,707,000			$964,404

Investment Commitments

The Partnership has remaining commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership has outstanding commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership's total and remaining commitments as of December 31, 2021:

Property Name	Commitment Date	Maturity Date	Interest Rate	Total Initial Commitment	Remaining Commitment as of December 31, 2021
Mortgage Revenue Bonds
Jackson Manor Apartments	April 2021	May 2038	5.00%	$6,900,000	$2,000,000
Residency at the Mayer - Series A	October 2021	April 2039	SOFR + 3.60% (1)	29,500,000	5,500,000
Meadow Valley	December 2021	December 2029	6.25%	44,000,000	43,900,000
Subtotal				80,400,000	51,400,000

Taxable Mortgage Revenue Bonds
Ocotillo Springs - Series A-T	July 2020	August 2022 (2)	LIBOR + 3.55% (1)	$7,000,000	$6,000,000
Residency at the Mayer Series A-T	October 2021	April 2024 (2)	SOFR + 3.70% (1)	12,500,000	11,500,000
Subtotal				19,500,000	17,500,000

Governmental Issuer Loans
Hilltop at Signal Hills	January 2021	August 2023 (2)	SOFR + 3.07% (1)	$24,450,000	$2,899,416
Legacy Commons at Signal Hills	January 2021	February 2024 (2)	SOFR + 3.07% (1)	34,620,000	1,499,395
Hope on Avalon	January 2021	February 2023 (2)	SIFMA + 3.75% (1)	23,390,000	13,408,800
Hope on Broadway	January 2021	February 2023 (2)	SIFMA + 3.75% (1)	12,105,623	8,414,378
Osprey Village	July 2021	August 2024 (2)	SOFR + 3.07% (1)	60,000,000	53,627,970
Willow Place Apartments	September 2021	October 2024 (2)	SOFR + 3.30% (1)	25,000,000	22,028,214
Subtotal				179,565,623	101,878,173

Taxable Governmental Issuer Loans
Hope on Avalon (Taxable)	January 2021	February 2023 (2)	SOFR + 3.55% (1)	10,573,000	9,573,000
Subtotal				10,573,000	9,573,000

Property Loans
Scharbauer Flats Apartments	June 2020	January 2023 (2)	LIBOR + 2.85%	$24,160,000	$14,451,402
Oasis at Twin Lakes	July 2020	August 2023 (2)	LIBOR + 2.50% (1)	27,704,180	7,096,818
Centennial Crossings	August 2020	September 2023 (2)	LIBOR + 2.50% (1)	24,250,000	12,895,614
Hilltop at Signal Hills	January 2021	August 2023 (2)	SOFR + 3.07% (1)	21,197,939	20,197,939
Legacy Commons at Signal Hills	January 2021	February 2024 (2)	SOFR + 3.07% (1)	32,233,972	29,629,742
Osprey Village	July 2021	August 2024 (2)	SOFR + 3.07% (1)	25,500,000	24,500,000
Willow Place Apartments	September 2021	October 2024 (2)	SOFR + 3.30% (1)	21,351,328	20,351,328
Magnolia Crossing (3)	December 2021	December 2022 (2)	SOFR + 6.50% (1)	14,500,000	1,075,421
Subtotal				190,897,419	130,198,264

Equity Investments
Vantage at Hutto (4)	November 2020	N/A	N/A	$11,233,000	$5,991,269
Vantage at San Marcos (5)	November 2020	N/A	N/A	9,914,529	8,943,914
Vantage at Loveland	April 2021	N/A	N/A	16,329,000	5,883,811
Vantage at Helotes	May 2021	N/A	N/A	12,590,681	1,613,496
Vantage at Fair Oaks	June 2021	N/A	N/A	11,011,245	4,712,690
Vantage at McKinney Falls	December 2021	N/A	N/A	11,431,272	4,922,957
Subtotal				72,509,727	32,068,137

Bond Purchase Commitments
CCBA Senior Garden Apartments	July 2020	Q1 2022 (6)	4.50%	$3,807,000	$3,807,000
Anaheim & Walnut	September 2021	Q3 2024 (6)	4.85%	3,900,000	3,900,000
Subtotal				7,707,000	7,707,000

Total Commitments				$561,152,769	$350,324,574
(1)
The variable index interest rate component is subject to a floor.
(2)
The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(3)
The remaining loan commitment will be used to cover debt service over the twelve month term of the property loan.
(4)
The Partnership increased its equity commitment from $10.5 million to $11.2 million in December of 2021.
(5)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5). A development site has been identified for this project but construction had not commenced as of December 31, 2021.
(6)
This is the estimated closing date of the associated bond purchase commitment.

Construction Loan Guarantees

The Partnership entered into guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guarantee claims is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of December 31, 2021:

Borrower	Guarantee Maturity	Maximum Balance Available on Loan	Loan Balance as of December 31, 2021	Partnership's Maximum Exposure as of December 31, 2021	Guarantee Terms
Vantage at Stone Creek	2023	$34,222,000	$34,222,000	$17,111,000	(1)
Vantage at Coventry	2023	34,536,000	34,536,000	17,268,000	(1)
Vantage at Murfreesboro	2022 (2)	30,500,000	30,500,000	15,250,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $5.0 million. The Partnership was in compliance with these requirements as of December 31, 2021. The Partnership has also provided indemnification to the lender for various costs including environmental non-compliance and remediation during the term.
(2)
The initial maturity is September 2022, though the borrower may extend the maturity date for one 6-month period.

Other Guarantees and Commitments

The Partnership has entered into guarantee agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guarantee agreements as of December 31, 2021:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of December 31, 2021
Ohio Properties	2026	$2,661,066
Greens of Pine Glen, LP	2027	1,854,212

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

In the event of any liquidation, dissolution, or winding up of the Partnership, the holders of the Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units are entitled to a liquidation preference in connection with their investments. With respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs, the Series A Preferred Units and Series A-1 Preferred Units will rank: (a) senior to the Partnership’s BUCs and to any other class or series of Partnership interests or securities expressly designated as ranking junior to the Series A Preferred Units or Series A-1 Preferred Units; (b) junior to all of the Partnership’s existing indebtedness (including indebtedness outstanding under the Partnership’s senior bank credit facility) and other liabilities with respect to assets available to satisfy claims against the Partnership; and (c) junior to any other class or series of Partnership interests or securities expressly designated as ranking senior to the Series A Preferred Units or Series A-1 Preferred Units. The Series B Preferred Units will rank: (a) senior to the BUCs and to any other class or series of Partnership interests or securities that is not expressly designated as ranking senior or on parity with the Series B Preferred Units ; (b) junior to the Series A Preferred Units and Series A-1 Preferred Units and to each other class or series of Partnership interests or securities with terms expressly made senior to the Series B Preferred Units; and (c) junior to all of the Partnership’s existing indebtedness (including indebtedness outstanding under the Partnership’s senior bank credit facility) and other liabilities with respect to assets available to satisfy claims against the Partnership.

The following table summarizes the Series A Preferred Units outstanding as of December 31, 2021 and 2020:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2023 (1)
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2023 (1)
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2022
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of December 31, 2021 and December 31, 2020	9,450,000	$94,500,000
(1)
The holder did not to provide a notice of its intent to redeem prior to the date 180 days before the first optional redemption date. Accordingly, the holder’s next optional redemption date is on the seventh anniversary of the sale of the Series A Preferred Units.

21. Issuances of Beneficial Unit Certificates

In December 2019, a “shelf” Registration Statement on Form S-3 was declared effective by the SEC and allows the Partnership to offer up to $225.0 million of BUCs for sale from time to time. This Registration Statement will expire in December 2022.

In September 2021, the Partnership completed an underwritten public offering of 5,462,500 BUCs. The offering resulted in net cash proceeds of approximately $31.2 million for the Partnership, after payment of underwriting discounts, commissions and offering expenses.

In July 2021, the Partnership entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30.0 million via an "at the market offering." As of December 31, 2021, the Partnership had not sold any BUCs under this program.

22. Restricted Unit Awards

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

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $1.3 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.

The following table summarizes the RUA activity for years ended December 31, 2021 and 2020:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2020	-	$-
Granted	290,000	4.98
Vested	(154,386)	4.98
Forfeited	(2,802)	4.98
Unvested as of December 31, 2020	132,812	$4.98
Granted	266,324	6.49
Vested	(166,570)	5.89
Unvested as of December 31, 2021	232,566	$6.06

The unrecognized compensation expense related to unvested RUAs granted under the Plan was $863,000 as of December 31, 2021. The remaining compensation expense is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of unvested RUAs was approximately $1.5 million as of December 31, 2021.

23. Transactions with Related Parties

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

The amounts in the following table represent amounts reimbursable to AFCA 2, the general partner of AFCA 2, or an affiliate for the years ended December 31, 2021 and 2020:

	2021	2020
Reimbursable salaries and benefits	$4,866,841	$4,625,222
Other expenses	50,712	57,424
Office expenses	250,785	257,641
Insurance	408,688	312,530
Professional fees and expenses	105,500	105,208
	$5,682,526	$5,358,025

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected on the Partnership’s consolidated financial statements for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Partnership administrative fees paid to AFCA 2 (1)	$4,046,000	$3,585,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	156,000	53,000
Referral fees paid to an affiliate (3)	224,750	-

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
(3)
The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee equal to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The terms of the agreement end December 31, 2022, unless the parties mutually agree to extend the term.

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs, GILs, and certain property loans for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported on the Partnership’s consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs, GILs, and certain property loans and affiliates for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Non-Partnership property administrative fees received by AFCA 2 (1)	$35,000	$36,000
Investment/mortgage placement fees earned by AFCA 2 (2)	7,311,000	2,277,000

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

Greystone Select, an affiliate of the Partnership, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement (Note 15). In November 2021, Greystone Select replaced Greystone Select Holdings LLC as the deficiency guarantor via an amendment to the Secured Credit Agreement. The guaranty is enforceable if an event of default occurs, the administrative agent takes certain actions in relation to the collateral and the amounts due under the Secured Credit Agreement are not collected within a certain period of time after the commencement of such actions. No fees were paid to Greystone Select or Greystone Select Holdings LLC related to the deficiency guaranty agreement.

The Partnership reported receivables due from unconsolidated entities of approximately $149,000 and $53,000 as of December 31, 2021 and 2020, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $417,000 and $344,000 as of December 31, 2021 and 2020, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs, and bond purchase commitments as of December 31, 2021 and 2020, is based upon prices obtained from a third-party pricing service, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of December 31, 2021 and 2020 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Mortgage revenue bonds	0.9% - 19.1%	1.4% - 13.3%	3.1%	3.0%
Taxable mortgage revenue bonds	4.0% - 8.1%	7.1% - 7.4%	5.9%	7.3%
Bond purchase commitments	3.2% - 3.3%	3.5%	3.2%	3.5%

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

Assets measured at fair value on a recurring basis as of December 31, 2021 are summarized as follows:

	Fair Value Measurements as of December 31, 2021
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$750,934,848	$-	$-	$750,934,848
Mortgage revenue bonds	42,574,996	-	-	42,574,996
Bond purchase commitments (reported within other assets)	964,404	-	-	964,404
Taxable mortgage revenue bonds (reported within other assets)	3,428,443	-	-	3,428,443
Derivative financial instruments (reported within other assets)	343,418	-	-	343,418
Total Assets at Fair Value, net	$798,246,109	$-	$-	$798,246,109

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2021:

	For the Years Ended December 31, 2021
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance January 1, 2021	$794,432,485	$431,879	$1,510,437	$321,503	$796,696,304
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	137,520	-	-	7,126,226	7,263,746
Included in earnings (provision for credit loss)	(1,856,893)	-	-	-	(1,856,893)
Included in other comprehensive income	(19,013,953)	532,525	(72,319)	-	(18,553,747)
Purchases	69,672,500	-	2,000,000	-	71,672,500
Settlements	(49,861,815)	-	(9,675)	(7,104,311)	(56,975,801)
Ending Balance December 31, 2021	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2021	$(1,856,893)	$-	$-	$23,214	$(1,833,679)

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

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2020:

	For the Year Ended December 31, 2020
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	PHC Certificates	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2020	$773,597,465	$-	$43,349,357	$1,383,237	$10,911	$818,340,970
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	125,050	-	(7,219)	-	2,026,070	2,143,901
Included in earnings (impairment of securities and provision for credit loss)	(7,318,590)	-	-	-	-	(7,318,590)
Included in earnings (gain on sale of securities)	-	-	1,416,023	-	-	1,416,023
Included in other comprehensive (loss) income	34,126,208	431,879	(1,408,804)	136,046	-	33,285,329
Purchases	9,513,450	-	-	-	-	9,513,450
Sale of securities	-	-	(43,349,357)	-	-	(43,349,357)
Settlements	(15,611,098)	-	-	(8,846)	(1,715,478)	(17,335,422)
Ending Balance December 31, 2020	$794,432,485	$431,879	$-	$1,510,437	$321,503	$796,696,304
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on December 31, 2020	$(7,318,590)	$-	$-	$-	$116,899	$(7,201,691)

(1)
Mortgage revenue bonds include both bonds held in trust as well as those held by the Partnership.

Total gains and losses included in earnings for the derivative financial instruments are reported within “Interest expense” in the Partnership’s consolidated statements of operations.

As of December 31, 2021 and 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs and taxable GIL, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs and taxable GILs are categorized as Level 3 assets. The fair value of the GILs and taxable GIL approximated amortized cost as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

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

The TEBS financings are credit enhanced by Freddie Mac. The TOB Trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$820,078,714	854,428,834	$673,957,640	$709,760,933
Unsecured lines of credit	-	-	7,475,000	7,475,000
Secured lines of credit	45,714,000	45,714,000	-	-
Mortgages payable and other secured financing	26,824,543	26,825,840	25,984,872	25,986,514

25. Segments

Historically, the Partnership had four reportable segments: (1) Mortgage Revenue Bond Investments, (2) MF Properties, (3) Other Investments, and (4) Public Housing Capital Fund Trusts. However, effective as of December 1, 2021 we established a new reportable segment designated as Seniors and Skilled Nursing MRB Investments. In addition, as of December 1, 2021, we renamed our Mortgage Revenue Bond Investments segment as “Affordable Multifamily MRB Investments”, and our Other Investments segment was renamed to “Market-Rate Joint Venture Investments”. Therefore, as of December 31, 2021, we had five reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, (4) Market-Rate Joint Venture Investments, and (5) Public Housing Capital Fund Trusts. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020, as described further below. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s consolidated balance sheets. As of December 31, 2021, the Partnership reported 74 MRBs and 9 GILs. The multifamily residential properties securing the MRBs and GILs contain a total of 10,752 and 1,832 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership’s consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of an MRB and a property loan that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of the independent living, assisted living and memory care units. The properties securing the MRB and property loan contain a total of 154 seniors housing units and 65 skilled nursing units, respectively.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which invests in unconsolidated entities (Note 9) and property loans for the construction of market-rate multifamily properties (Note 10). The Market-Rate Joint Venture Investments segment also includes the consolidated VIE of Vantage at San Marcos (Note 5).

MF Properties Segment

The MF Properties segment consists primarily of multifamily and student housing residential properties held by the Partnership (Note 8). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. As of December 31, 2021, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

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

The following table details certain financial information for the Partnership’s reportable segments for the December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Total revenues
Affordable Multifamily MRB Investments	$46,198,552	$41,877,394
Seniors and Skilled Nursing MRB Investments	77,979	-
Market-Rate Joint Venture Investments	14,967,102	6,490,695
MF Properties	7,208,661	6,986,009
Public Housing Capital Fund Trusts	-	174,470
Total revenues	$68,452,294	$55,528,568

Interest expense
Affordable Multifamily MRB Investments	$20,382,143	$19,821,502
Seniors and Skilled Nursing MRB Investments	-	-
Market-Rate Joint Venture Investments	428,018	-
MF Properties	1,133,724	1,196,393
Public Housing Capital Fund Trusts	-	197,993
Total interest expense	$21,943,885	$21,215,888

Depreciation expense
Affordable Multifamily MRB Investments	$23,495	$15,913
Seniors and Skilled Nursing MRB Investments	-	-
Market-Rate Joint Venture Investments	-	-
MF Properties	2,709,427	2,794,160
Public Housing Capital Fund Trusts	-	-
Total depreciation expense	$2,732,922	$2,810,073

Net income (loss)
Affordable Multifamily MRB Investments	$8,619,813	$719,183
Seniors and Skilled Nursing MRB Investments	72,020	-
Market-Rate Joint Venture Investments	30,055,826	6,488,217
MF Properties	(648,171)	(1,389,571)
Public Housing Capital Fund Trusts	-	1,390,999
Net income	$38,099,488	$7,208,828

The following table details total assets for the Partnership’s reportable segments as of December 31, 2021 and 2021:

	December 31, 2021	December 31, 2020
Total assets
Affordable Multifamily MRB Investments	$1,304,626,248	$1,114,146,614
Seniors and Skilled Nursing MRB Investments	13,533,020	-
Market-Rate Joint Venture Investments	112,052,513	106,931,182
MF Properties	66,501,994	67,988,190
Public Housing Capital Fund Trusts	-	-
Consolidation/eliminations	(110,804,292)	(113,818,107)
Total assets	$1,385,909,483	$1,175,247,879

26. Summary of Unaudited Quarterly Results of Operations

2021	March 31,	June 30,	September 30,	December 31,
Total revenues	$14,387,488	$16,406,496	$17,681,901	$19,976,409
Other income - gains and losses, net	2,809,106	5,463,484	6,954,649	278,710
Income from continuing operations	6,992,854	10,264,680	12,988,384	7,853,570
Net income	$6,992,854	$10,264,680	$12,988,384	$7,853,570

Income from continuing operations, per BUC	$0.09	$0.13	$0.19	$0.11
Net income, basic and diluted, per BUC	$0.09	$0.13	$0.19	$0.11

2020	March 31,	June 30,	September 30,	December 31,
Total revenues	$13,736,135	$14,478,419	$13,839,947	$13,474,067
Other income - gains and losses, net	1,416,023	-	-	-
Income (loss) from continuing operations	2,981,757	4,588,348	(1,160,017)	798,740
Net income (loss)	$2,981,757	$4,588,348	$(1,160,017)	$798,740

Income (loss) from continuing operations, per BUC	$0.04	$0.06	$(0.03)	$0.00
Net income (loss), basic and diluted, per BUC	$0.04	$0.06	$(0.03)	$0.00

27. Subsequent Events

In January 2022, the Partnership extended the maturity of the Trust 2021-XF-2953 Barclays credit facility from October 2022 to January 2023. There were no additional changes to terms or fees associated with the extension.

In January 2022, the Live 929 Apartments property completed a restructuring of MRBs and other outstanding debt. The Partnership’s Live 929 Apartments – Series A and Live 929 Apartments – Series B MRBs were redeemed at par plus accrued interest. Approximately $15.5 million of redemption proceeds were used to pay down the Acquisition LOC. The following tables summarizes the terms of MRBs upon redemption:

Mortgage Revenue Bond Name	Month Restructured	Property Location	Units	Original Maturity Date	Interest Rate		Cost Adjusted for Paydowns and Allowances at Restructuring Date
Live 929 Apartments - Series A	January 2022	Baltimore, MD	575	7/1/2049	5.78%		$36,149,147
Live 929 Apartments - Series B	January 2022	Baltimore, MD	575	7/1/2039	1.60%	(1)	17,344,000
							$53,493,147
(1)
The MRB has a variable interest rate equal to 69.5% of the sum of LIBOR plus 1.80% multiplied by a margin equal to one minus the maximum Federal corporate tax rate divided by 0.65.

The Partnership also received $1.0 million of principal and interest due on the Live 929 Apartments property loan. The property loan had a remaining principal balance of $495,000 after the restructuring transaction.

Upon redemption of the Live 929 Apartments – Series A MRB, the following TOB Trust financing with Mizuho was collapsed and all interest and principal were paid in full:

Debt Financing	Debt Facility	Month	Paydown Applied
Live 929 Apartments - Series A	Variable TOB	January 2022	$31,565,000

Upon restructuring, the Partnership acquired two new series of MRBs secured by the Live 929 Apartments property. The following tables summarizes the MRBs that were acquired as part of the restructuring of the Live 929 Apartments MRBs:

Mortgage Revenue Bond Name	Month Restructured	Property Location	Units	Original Maturity Date	Interest Rate	Principal Acquired
Live 929 Apartments - Series A	January 2022	Baltimore, MD	575	1/1/2029	4.30%	$66,365,000
Live 929 Apartments - Series B (Taxable)	January 2022	Baltimore, MD	575	1/1/2029	4.30%	$3,625,000
						$69,990,000

In January 2022, the Partnership entered into a TOB Trust financing arrangement with Mizuho to securitize the Live 929 Apartments – Series A MRB and the Live 929 Apartments – Series B taxable MRB. The following table summarizes the initial terms of the TOB Trust financing:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	OBFR Based Rates	Facility Fees	Initial Interest Rate
TOB Trust 2022-XF2967	$55,990,000	February 2024	Weekly	0.19%	1.15%	1.34%

In February 2022, the Partnership entered into an interest rate swap to mitigate interest rate risk for the variable rate TOB Trust 2022-XF2967 securitized by the Live 929 Apartments MRBs. The following table summarizes the terms of the interest rate swap:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Variable Rate Index Received	Counterparty
February 2022	$55,990,000	February 2022	February 2024	1.403%	SOFR	Mizuho Capital Markets

In February 2022, the maturity date of the Vantage at San Marcos mortgage payable was extended to May 2022. There were no additional changes to terms or fees associated with the extension.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Partnership have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that, as of December 31, 2021, the Partnership’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Partnership carried out an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s CEO and CFO, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Set forth below is the biographical information for each of the Managers of Greystone Manager and the executive officers of the Partnership:

Stephen Rosenberg, 66, founded Greystone (together with its affiliated companies, the “Greystone Companies”) in 1988 as an independent investment banking firm and has developed the Greystone Companies into a diversified company with locations in 25 states and 1,600 employees that owns or manages over $60 billion in assets. Mr. Rosenberg currently serves as Chief Executive Officer of the Greystone Companies, responsible for executive oversight, coordination and management of matters of the Greystone Companies, as well as the identification and execution of real estate and healthcare-related merchant banking and development opportunities. Mr. Rosenberg received his Bachelor of Business Administration degree from Touro College in New York and a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania, as well as a Doctor of Dental Medicine degree from the University of Pennsylvania School of Dental Medicine. Mr. Rosenberg currently serves on the Board of Trustees of the Touro College and University System.

Kenneth C. Rogozinski, 60, is the Chief Executive Officer of the Partnership and an employee of Greystone Manager. Mr. Rogozinski was the Partnership’s Chief Investment Officer beginning in September 2019. Previously, Mr. Rogozinski was an Executive Managing Director of Greystone Capital Advisors LLC, a position he held beginning October 2017. In that role Mr. Rogozinski oversaw Greystone Capital Advisors originations, structured debt products and complex, specialized financing solutions for real estate owners and developers seeking debt and equity for construction and portfolio refinancing of multifamily and mixed-use assets. From February 2009 to September 2017, Mr. Rogozinski was the Co-Chief Executive Officer and Chief Credit Officer of Dreadnought Capital Management Corporation, an SEC registered investment advisor, that he co-founded in 2009. There, he focused on direct lending and debt investing in public-private housing and project finance, overseeing more than $1.1 billion in deployed capital. Mr. Rogozinski received a Bachelor of Science degree in finance from Fordham University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania. Mr. Rogozinski is a board member of the Foundation for Affordable Rental Housing Holdings Inc.

Jesse A. Coury, 36, is the Chief Financial Officer of the Partnership and an employee of Greystone Manager. Previously, Mr. Coury served as the Partnership’s Corporate Controller from 2017 until 2019. Mr. Coury served as the Director of Internal Audit for Burlington Capital LLC in 2016 and held various positions with RSM US LLP from 2009 to 2015, most recently as an Assurance Manager. Mr. Coury received his Bachelor of Arts in Accounting and Master of Accountancy degrees from the University of Notre Dame. Mr. Coury holds a designation as a Certified Public Accountant (CPA) in the State of Nebraska.

Jeffrey M. Baevsky, 61, is the Executive Managing Director of Corporate Finance and Capital Markets at Greystone where he has been employed since 2014. Mr. Baevsky is responsible for Greystone’s banking relationships, credit lines, financing development projects, and new product development, as well as overseeing all of Greystone’s capital markets activities. Mr. Baevsky led the closing of Greystone’s inaugural debt fund, as well as five CLO offerings, two of which have been landmark transactions comprised solely of healthcare assets. Prior to joining Greystone, Mr. Baevsky served as Head of Capital Markets at Gramercy Capital Corp. handling project debt and secondary loan trading activities. Over his career, he has advised on mortgage-based credit facilities, mezzanine finance, off-balance sheet acquisition and asset development programs, and both public and private debt and equity capital placements as a Managing Director at Deutsche Bank and Wachovia. Mr. Baevsky received an M.B.A. in finance and real estate from the MIT Sloan School of Management and a Bachelor of Science and Engineering degree from the University of Pennsylvania.

Drew C. Fletcher, 43, is the President of Greystone Capital Advisors LLC where he has been employed since 2013. Mr. Fletcher brings over 20 years of commercial real estate experience arranging creative debt and equity solutions for institutional and private commercial property owners and developers, and providing strategic advisory services for institutions, investors and borrowers. He has directly originated and executed on more than $10 billion of financing transactions. From 1999 to 2012 he was employed by Edison Properties LLC, one of the largest private real estate owners in New York City, with a $5 billion diversified portfolio of self-storage, office, multifamily and substantial land holdings throughout the New York Metropolitan region, where he ultimately served as Chief Financial Officer. Mr. Fletcher received his Bachelor of Arts degree in Economics and Communications from Wake Forest University; his Master of Business Administration in Finance from New York University; and his Master of Accountancy in Taxation from Rutgers University.

Curtis A. Pollock, 59, is the Chief Operating Officer of Greystone, where he has been employed since 1993. As Chief Operating Officer, Mr. Pollock is responsible for managing business operations and new business development for the various Greystone companies. He is also responsible for Greystone’s strategic planning and management of lending and general banking relationships; maintenance of quality control in accounting practices; corporate compliance; portfolio and risk management; and human resources, benefits and insurance. From 1993 to 2005, Mr. Pollock served as the Chief Financial Officer of Greystone, with responsibility for financial reporting, business tax matters, and maintenance of quality control of accounting practices. He was also responsible for portfolio management and lending activities. Mr. Pollock received his Bachelor of Business Administration degree in accounting from Georgia State University and also attended a Masters of Taxation program at Georgia State University.

Steven C. Lilly, 52, currently serves as the Chief Financial Officer of FS/KKR Capital Corp. (NYSE, “FSK”). Previously, he also served as the Chief Financial Officer of FS/KKR Capital Corp. II, until its merger with FSK in June, 2021. Prior to FSK, Mr. Lilly served as the Chief Financial Officer, Secretary and member of the Board of Directors of Triangle Capital Corporation from 2006 to the sale of Triangle Capital Corporation in August 2018. Prior to its sale, Triangle Capital Corporation was a NYSE-listed specialty finance company that provided customized financing primarily to lower middle market companies located in the United States and is now known as Barings BDC, Inc. Mr. Lilly was also the Chief Compliance Officer of Triangle Capital Corporation from 2007 to August 2018, and a member of its investment committee. Mr. Lilly is a graduate of Davidson College and has completed an executive-sponsored education program at the University of North Carolina’s Kenan-Flagler Business School.

W. Kimball Griffith, 73, is of counsel to Norris George & Ostrow PLLC since October 2017, a law firm that specializes in providing finance solutions to affordable housing and community development. From February 2015 to September 2017, was an affordable housing consultant. From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) of the

Federal Home Loan Mortgage Corporation (Freddie Mac) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support. During the period that he was vice president, Freddie Mac affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff. From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003. Mr. Griffith currently serves on the Board of Directors of Housing Up (formerly Transitional Housing Corporation). He previously served on the Board of Directors of Enterprise Community Investors, Inc. and Enterprise Community Development Inc. (formerly Community Preservation Development Corporation). Mr. Griffith is a graduate of Davidson College and the University of North Carolina Law School.

Deborah A. Wilson, 66, is currently a Principal at Ramshead Advisors LLC where she uses her broad and deep experience in the industry to assist existing and potential owners of commercial mortgage banking companies. She focuses on mergers and acquisitions, pricing, due diligence, transitional activities and operational efficiencies of commercial mortgage banking. She has also served as Executive Vice President, Chief Financial Officer and Treasurer of Walker & Dunlop, Inc., as Vice President of Counterparty Risk at Fannie Mae, and as a Partner at KPMG LLP.

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

The Greystone Manager Audit Committee held four meetings during 2021.

Item 11. Executive Compensation.

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2021 and are referred to as “named executive officers.” For 2021, the Partnership’s named executive officers consisted of Kenneth C. Rogozinski, the Chief Executive Officer and Jesse A. Coury, the Chief Financial Officer. Mr. Rogozinski and Mr. Coury are employees, but not executive officers, of Greystone Manager.

Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that Mr. Rogozinski and Mr. Coury were the only individuals who served as executive officers of the Partnership as of December 31, 2021.

Under the terms of the Partnership Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Greystone Manager, or to any limited partners of AFCA 2. In this regard, the compensation of the named executive officers of the Partnership was determined exclusively by Greystone Manager. The Partnership reimbursed Greystone Manager for services provided by the Partnership’s named executive officers during 2021. Accordingly, the Partnership does not have an executive compensation program for the named executive officers that is controlled by the Partnership.

Set forth below is information about all compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the named executive officers for the years ended December 31, 2021 and 2020.

Summary Compensation Table For 2021

The following table sets forth information regarding compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the Partnership’s named executive officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Unit Awards (1)	All Other Compensation	Total
Kenneth C. Rogozinski (2)	2021	$367,788	$-	$367,788
Chief Executive Officer	2020	257,117	-	257,117

Jesse A. Coury	2021	340,725	-	340,725
Chief Financial Officer	2020	269,622	-	269,622

(1)
This column reflects grants of restricted unit awards (“RUAs”) under the Partnership’s 2015 Equity Incentive Plan (the “Plan”). The Plan permits the grant of RUAs and other awards to the employees of the general partner of the General Partner, the Partnership, or any affiliate of either, and to members of the Greystone Manager Board of Managers for up to 3 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to up to three years. RUAs granted to executive officers during 2021 and 2020 provide for the payment of distributions during the restriction period. The RUAs also provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or the general partner of AFCA 2. The value of the RUAs to the named executive officers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The values were computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date. The Partnership awarded the named executive officers a total of 109,170 RUAs on June 9, 2021 with a grant date fair value of $6.49 per unit.
(2)
Mr. Rogozinski held the position of Chief Investment Officer of the Partnership through December 31, 2020. Effective as of January 1, 2021, Mr. Rogozinski was appointed as the Chief Executive Officer of the Partnership.

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

Restricted units granted under the Plan totaled 266,324 and 290,000 for the years ended December 31, 2021 and 2020, respectively. No other types of awards have been granted under the Plan as of December 31, 2021. There are 1,635,476 BUCs available for future issuance under the Plan as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End 2021

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Kenneth C. Rogozinski	54,990	$353,586
Jesse A. Coury	53,047	341,092
(1)
Represents restricted units granted under the Plan. Mr. Rogozinski’s outstanding restricted units will vest 36,100 units on November 30, 2022 and 18,890 units on November 30, 2023. Mr. Coury’s outstanding restricted units will vest 35,547 units on November 30, 2022 and 17,500 units on November 30, 2023.
(2)
The market value of the restricted units set forth in this column was computed by multiplying $6.43, the closing market price of the BUCs on December 31, 2021, which was the last trading day of 2021, by the number of restricted units.

Manager Compensation for 2021

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

The following table sets forth the total compensation paid to the Greystone Manager Board of Managers for the year ended December 31, 2021 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash ($)	Restricted Unit Awards (1) ($)	Total Compensation ($)
Stephen Rosenberg (2)	$-	$48,675	$48,675
Jeffrey A. Baevsky (2)	-	48,675	48,675
Drew C. Fletcher (2)	-	48,675	48,675
Curtis A. Pollock (2)	-	48,675	48,675
Steven C. Lilly	38,500	40,563	79,063
W. Kimball Griffith	33,500	35,156	68,656
Deborah A. Wilson	33,500	35,156	68,656

(1)
Refers to RUAs granted under the Plan. The value of RUAs to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market on the grant date. The Partnership awarded the Greystone Manager Board of Managers a total of 47,084 restricted units on June 9, 2021, with a grant date fair value of $6.49 per RUA.
(2)
Each individual held 6,900 outstanding and unvested restricted units awards as of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b) Kenneth C. Rogozinski and Jesse A. Coury are the only executive officers of the Partnership, but they are employed by Greystone Manager. The other persons constituting management of the Partnership are employees of Greystone Manager as well. The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Rogozinski, Mr. Coury, and each of the Greystone Manager Board of Managers and by such persons as a group. Unless otherwise indicated, the information is as of February 23, 2022, and is based upon information furnished to us by such persons. Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly. For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 66,282,474 issued and outstanding BUCs as of December 31, 2021.

Name	Number of BUCs Beneficially Owned		Percent of Class
Stephen Rosenberg, Chairman and Manager of Greystone Manager	55,700	(1)	*
Kenneth C. Rogozinski, Chief Executive Officer	208,381	(2)	*
Jesse A. Coury, Chief Financial Officer	103,921	(3)	*
Jeffrey A. Baevsky, Manager of Greystone Manager	15,456	(4)	*
Drew C. Fletcher, Manager of Greystone Manager	10,800	(5)	*
Curtis A. Pollock, Manager of Greystone Manager	12,219	(6)	*
Steven C. Lilly, Manager of Greystone Manager	11,000		*
W. Kimball Griffith, Manager of Greystone Manager	57,839		*
Deborah A. Wilson, Manager of Greystone Manager	8,253		*
All current executive officers and Managers of Greystone Manager as a group (9 persons)	483,569		*

* Denotes ownership of less than 1%.

(1)
Amount includes 42,500 BUCs held in Mr. Rosenberg’s retirement account. Amount includes 6,900 restricted units with respect to which Mr. Rosenberg has voting rights.
(2)
Amount includes 100,081 BUCs held in Mr. Rogozinski’s retirement account. Amount includes 54,990 restricted units with respect to which Mr. Rogozinski has voting rights. Mr. Rogozinski and his spouse share voting and investment power of 53,310 BUCs reported above.
(3)
Amount includes 53,047 restricted units with respect to which Mr. Coury has voting rights.
(4)
Amount includes 6,900 restricted units with respect to which Mr. Baevsky has voting rights.
(5)
Amount includes 6,900 restricted units with respect to which Mr. Fletcher has voting rights.
(6)
Amount includes 6,900 restricted units with respect to which Mr. Pollock has voting rights.

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

The Audit Committee of Greystone Manager is responsible for reviewing and approving any related party transactions. The Audit Committee of Greystone Manager reviews the material facts of all interested transactions. Interested transactions are those transactions, arrangements, or relationships in which (i) the aggregate amount involved exceeds a pre-established dollar threshold, (ii) the Partnership is a participant, and (iii) an executive officer or Manager of the Partnership, a greater than 5% beneficial owner of the Partnership’s BUCs, an immediate family member of any of the foregoing, affiliates of the Partnership, entities for which the Partnership has an investment accounted for under the equity method, or trusts for the benefit of employees, has or will have an interest. In determining whether to approve or ratify an interested transaction, the Audit Committee of Greystone Manager takes into account, among other factors, the benefits to the Partnership; whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction; whether the transaction is material to the Partnership; the approximate dollar value of the transaction as it relates to the related party; and the role the related party plays in arranging the transaction. The Partnership did not enter into any material financial transactions with any related party or immediate family member of a Manager or executive officer of the Partnership during 2021 and 2020, except as indicated below. If any such material financial transaction were contemplated, the terms of the transaction would be reviewed and approved by the Audit Committee of Greystone Manager prior to the Partnership entering into such transaction.

For the identification of the members of the Board of Managers of Greystone Manager who are independent under the applicable SEC and NASDAQ requirements, see the disclosures in “Item 10. Directors, Executive Officers and Corporate Governance” of this Report on Form 10-K.

Transactions with Related Persons

Except as described in Note 23 to the Partnership’s consolidated financial statements filed in response to Item 8 of this Report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Greystone or with any person who is: (i) a manager or executive officer of Greystone or any general partner of AFCA 2; (ii) a nominee for election as a manager of Greystone Manager; (iii) an owner of more than five percent of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons. The disclosures set forth in Note 23 to the Partnership’s consolidated financial statements filed in response to Item 8 of this Report are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of Greystone Manager engaged PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Partnership for 2021.

The Audit Committee regularly reviews and determines whether any non-audit services provided by PwC potentially affects its independence with respect to the Partnership. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PwC. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2021, all services performed by PwC with respect to the Partnership were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by PwC with respect to audit and non-audit services for the Partnership during the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees (1)	$994,341	$852,728
Audit-Related Fees (2)	-	-
Tax Fees (3)	397,960	326,284
All Other Fees	2,963	2,763

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

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report on Form 10-K

The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements of the Partnership are included in response to Item 8 of this Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238).

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

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

3.6

Fifth Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated April 20, 2021 (incorporated herein by reference to Exhibit 3.1 for Form 8-K (No. 000-24843), filed by the Partnership on April 21, 2021).

3.7

Sixth Amendment to First Amended and Restated Agreement of Limited Partnership of America First Multifamily Investors, L.P. dated August 26, 2021 (incorporated herein by reference to Exhibit 3.1 for Form 8-K (No. 000-24843), filed by the Partnership on August 27, 2021).

3.8

Certificate of Limited Partnership of America First Multifamily Investors, L.P. (f/k/a America First Tax Exempt Investors, L.P.) (incorporated herein by reference to Exhibit 3.5 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

3.9

Amendment to the Certificate of Limited Partnership, effective November 12, 2013 (incorporated herein by reference to Exhibit 3.6 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

3.10

Certificate of Incorporation and Bylaws of Greystone ILP, Inc. (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (No. 333-235259), filed by the Partnership on November 26, 2019).

4.1	Form of Beneficial Unit Certificate of the Partnership (incorporated herein by reference to Exhibit 4.1 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).
4.2	Form of Exchange Agreement (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (No. 333-255475), filed by the Partnership on April 23, 2021).
4.3

Form of Subscription Agreement for Series A-1 Preferred Units (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (No. 333-259203), filed by the Partnership on August 31, 2021).

4.4

Form of Subscription Agreement for Series B Preferred Units (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (No. 333-259207), filed by the Partnership on August 31, 2021).

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

10.14

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

10.16

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

10.21

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

10.24

Custody Agreement by and between ATAX TEBS I, LLC and The Bank of New York Mellon Trust, N.A., dated September 1, 2010 (incorporated herein by reference to Exhibit 10.26 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

10.25

Bond Exchange, Reimbursement, Pledge and Security Agreement by and between ATAX TEBS I, LLC and Federal Home Loan Mortgage Corporation, dated September 1, 2010 (incorporated herein by reference to Exhibit 10.27 to Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2019).

10.26

First Amendment to Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 16, 2019 between Federal Home Loan Mortgage Corporation and ATAX TEBS I, LLC related to Freddie Mac Multifamily M Certificates Series M-024 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 22, 2019).

10.27

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

10.30

Amended and Restated Credit Agreement dated August 23, 2021 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 25, 2021).

10.31

Revolving Note dated August 23, 2021 between America First Multifamily Investors, L.P. and payable to Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 25, 2021).

10.32

Credit Agreement dated June 11, 2021 between America First Multifamily Investors, L.P., the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.33

First Amendment to Credit Agreement dated November 30, 2021 between America First Multifamily Investors, L.P., the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2021).

10.34

Note dated June 11, 2021 between America First Multifamily Investors, L.P. and payable to BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.35

Note dated June 11, 2021 between America First Multifamily Investors, L.P. and payable to Bankers Trust Company (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.36

Amended and Restated Guaranty dated November 30, 2021 between Greystone Select Incorporated and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2021).

10.37

Regulatory Margin Self-Disclosure Letter dated June 30, 2017 between ATAX TEBS III, LLC and the International Swaps and Derivative Association, Inc. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.38

Rate Cap Agreement dated August 9, 2019 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 26, 2019).

10.39

America First Multifamily Investors, L.P. Code of Business Conduct and Ethics, effective as of February 25, 2020 (incorporated herein by reference to Exhibit 10.51 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 26, 2020).

10.40

Indenture of Trust dated September 24, 2020 between ATAX TEBS Holdings, LLC and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 30, 2020).

10.41

Supplemental Agreement dated September 24, 2020 by and among ATAX TEBS Holdings, LLC, Stern Brothers & Co., Mizuho Capital Markets LLC, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on September 30, 2020).

10.42

Limited Guaranty, Pledge of Sole Membership and Security Agreement dated September 24, 2020 by America First Multifamily Investors, L.P. for the benefit of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on September 30, 2020).

10.43

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
101

The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 are furnished herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020; (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(b) Exhibits

The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c) Other Financial Statement Schedules

Schedule I – audited balance sheet of America First Capital Associates Limited Partnership Two, the general partner of the Partnership, as of December 31, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
Date:	February 24, 2022
By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer
America First Multifamily Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2022	By	/s/ Stephen Rosenberg*
Stephen Rosenberg,
Chairman and Manager of Greystone AF Manager LLC

Date:	February 24, 2022	By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	February 24, 2022	By	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 24, 2022	By	/s/ Jeffrey A. Baevsky*
Jeffrey A. Baevsky,
Manager of Greystone AF Manager LLC

Date:	February 24, 2022	By	/s/ Drew C. Fletcher *
Drew C. Fletcher,
Manager of Greystone AF Manager LLC

Date:	February 24, 2022	By	/s/ Curtis A. Pollock*
Curtis A. Pollock,
Manager of Greystone AF Manager LLC

Date:	February 24, 2022	By	/s/ Steven C. Lilly*
Steven C. Lilly,
Manager of Greystone AF Manager LLC

Date:	February 24, 2022	By	/s/ W. Kimball Griffith*
W. Kimball Griffith,
Manager of Greystone AF Manager LLC

Date:	February 24, 2022	By	/s/ Deborah A. Wilson*
Deborah A Wilson,
Manager of Greystone AF Manager LLC

*By	Jesse A. Coury,
Attorney-in-Fact

By	/s/ Jesse A. Coury
Jesse A. Coury

Schedule I

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

Balance Sheet

And

Independent Auditors’ Report

December 31, 2021

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

INDEPENDENT AUDITORS’ REPORT

Partners

America First Capital Associates Limited Partnership Two

Omaha, Nebraska

Opinion

We have audited the balance sheet of America First Capital Associates Limited Partnership Two (the Company), which comprise the balance sheets as of December 31, 2021, and the related notes to the balance sheet.

In our opinion, the accompanying balance sheet presents fairly, in all material respects, the balance sheet of the Company as of December 31, 2021 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Balance Sheet section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Balance Sheet

Management is responsible for the preparation and fair presentation of the balance sheet in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of balance sheet that are free from material misstatement, whether due to fraud or error.

In preparing the balance sheet, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after February 24, 2022.

Auditors’ Responsibilities for the Audit of the Balance Sheet

Our objectives are to obtain reasonable assurance about whether the balance sheet as a whole is free from material misstatement, whether due to fraud or error, and to issue an auditors’ report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the balance sheet.

In performing an audit in accordance with GAAS, we:

•
Exercise professional judgment and maintain professional skepticism throughout the audit.
•
Identify and assess the risks of material misstatement of the balance sheet, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the balance sheet.
•
Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•
Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the balance sheet.
•
Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audits, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ Lutz & Company, P.C.

February 24, 2022

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

BALANCE SHEET

December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$573
Accounts receivable	577,500
Related party accounts receivable	541,528
Total current assets	1,119,601

Investment in partnership	765,550
Total Assets	$1,885,151

Liabilities:
Accounts payable	$12
Total Liabilities	12

Partnersʼ Capital:
General partner	189
Limited partner	1,884,950
Total Partnersʼ Capital	1,885,139
Total Liabilities and Partnersʼ Capital	$1,885,151

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

The Company’s sole general partner is Greystone AF Manager LLC, and its sole limited partner is Greystone AF Holdings LLC. Both Greystone AF Manager LLC and Greystone AF Holdings LLC are affiliates of Greystone & Co. II LLC.

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

Accounts Receivable and Related Party Accounts Receivable

The Company's receivables include administrative fees receivable, distributions receivable from ATAX, and origination fee receivable paid by a third party. Such receivables are recorded at the contractual amount. The Company assesses the need for an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.

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

Related Party Transactions

In general, the Company is entitled to 1% of Net Interest Income of ATAX pursuant to the terms of the ATAX’s Amended and Restated Agreement of Limited Partnership, dated as of September 15, 2015, as amended (the “Partnership Agreement”). In addition, the Company is entitled to 25% of Net Interest Income representing contingent interest and Net Residual Proceeds up to a maximum amount equal to 0.9% per annum of the principal amount of investments held by the Partnership, as the case may be. The Company is also entitled to an administrative fee in an amount equal to 0.45% per annum of the average principal amount of the MRBs, Governmental Issuer Loans (“GILs”), taxable MRBs, taxable GILs, property loans, and other investments held by ATAX. In general, the administrative fee is payable by the owners of the properties financed by MRBs and GILs held by ATAX and is subordinate to the payment of all base interest on ATAX’s MRBs and GILs. In addition, the Partnership Agreement provides that ATAX will pay the administrative fee to the Company with respect to any foreclosed MRBs.

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

Under the Delaware LP Act and the terms of the Partnership Agreement, the Company will be liable to third parties for all general obligations of ATAX to the extent not paid by ATAX. However, the Partnership Agreement provides that the Company has no liability to ATAX for any act or omission reasonably believed to be within the scope of authority conferred by the Partnership Agreement and in the best interest of ATAX. The Partnership Agreement also provides that, except as otherwise expressly set forth in the Partnership Agreement, the Company does not owe any fiduciary duties to the limited partners and Beneficial Unit Certificate holders of ATAX.

Recent Issued Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

Subsequent Events

Management evaluated transactions and events occurring subsequent to December 31, 2021 through February 24, 2022, noting no material transactions or events in the subsequent period requiring disclosure or recognition in the balance sheet.

Note 3. Related Party Transactions

As of December 31, 2021, the Company had administrative fees receivable of $377,739 and distributions receivable of $163,789 due from ATAX. These amounts are included in “Related party accounts receivable” on the accompanying balance sheet.