Form 10-Q
period 2022-03-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2022-05-05
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had approximately 22,017,914 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties contained in this report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of America First Multifamily Investors, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2021 and in this report.

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
•
general economic, geopolitical, and financial conditions, including the current and future impact of changing interest rates, inflation, international conflicts, and the novel coronavirus (“COVID-19”) on business operations, employment, and financial conditions;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$118,330,462	$68,285,501
Restricted cash	44,125,301	83,646,969
Interest receivable, net	7,001,608	9,234,412
Mortgage revenue bonds held in trust, at fair value (Note 6)	714,524,298	750,934,848
Mortgage revenue bonds, at fair value (Note 6)	20,431,600	42,574,996
Governmental issuer loans (Note 7)	201,649,588	184,767,450
Real estate assets: (Note 8)
Land and improvements	7,411,079	7,411,079
Buildings and improvements	73,062,928	72,998,475
Real estate assets before accumulated depreciation	80,474,007	80,409,554
Accumulated depreciation	(21,379,622)	(20,701,922)
Net real estate assets	59,094,385	59,707,632
Investments in unconsolidated entities (Note 9)	107,679,013	107,793,522
Property loans, net of loan loss allowances (Note 10)	104,350,527	68,101,268
Other assets (Note 12)	18,715,506	10,862,885
Total Assets	$1,395,902,288	$1,385,909,483

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$12,537,279	$13,664,212
Distribution payable	9,721,430	12,757,459
Secured lines of credit (Note 14)	30,199,000	45,714,000
Debt financing, net (Note 15)	882,453,664	820,078,714
Mortgages payable and other secured financing, net (Note 16)	26,683,361	26,824,543
Total Liabilities	961,594,734	919,038,928

Commitments and Contingencies (Note 18)

Redeemable Preferred Units, $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,467,522	94,458,528

Partnersʼ Capital:
General Partner (Note 1)	588,267	765,550
Beneficial Unit Certificates ("BUCs," Note 1)	339,251,765	371,646,477
Total Partnersʼ Capital	339,840,032	372,412,027
Total Liabilities and Partnersʼ Capital	$1,395,902,288	$1,385,909,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022		2021
Revenues:
Investment income	$14,403,403		$12,388,241
Property revenues	1,927,001		1,694,524
Other interest income	2,875,967		304,723
Total revenues	19,206,371		14,387,488
Expenses:
Real estate operating (exclusive of items shown below)	1,064,562		1,007,840
Depreciation and amortization	683,662		683,460
Interest expense	3,937,131		5,226,475
General and administrative	3,681,838		3,285,708
Total expenses	9,367,193		10,203,483
Other Income:
Gain on sale of investments in unconsolidated entities	16,439,750		2,809,106
Income before income taxes	26,278,928		6,993,111
Income tax expense	14,910		257
Net income	26,264,018		6,992,854
Redeemable Preferred Unit distributions and accretion	(717,744)		(717,763)
Net income available to Partners	$25,546,274		$6,275,091

Net income available to Partners allocated to:
General Partner	$2,737,044		$736,936
Limited Partners - BUCs	22,729,198		5,526,202
Limited Partners - Restricted units	80,032		11,953
	$25,546,274		$6,275,091
BUC holders' interest in net income per BUC, basic and diluted	$1.03	*	$0.27	*
Weighted average number of BUCs outstanding, basic	22,016,636	*	20,230,287	*
Weighted average number of BUCs outstanding, diluted	22,016,636	*	20,230,287	*

* On April 1, 2022, the Partnership effected a one-for-three reverse unit split of its outstanding BUCs. The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the one-for-three reverse unit split on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Net income	$26,264,018	$6,992,854
Unrealized loss on securities	(47,751,656)	(16,298,797)
Unrealized loss on bond purchase commitments	(819,081)	(120,970)
Comprehensive income (loss)	$(22,306,719)	$(9,426,913)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$765,550	22,094,159	$371,646,477	$372,412,027	$114,040,260
Distributions paid or accrued ($0.33 per BUC):*
Distribution of Tier 2 income (Note 3)	(2,430,358)	-	(7,291,072)	(9,721,430)	-
Net income allocable to Partners	2,737,044	-	22,809,230	25,546,274	-
Restricted unit compensation expense	1,739	-	172,159	173,898	-
Unrealized loss on securities	(477,517)	-	(47,274,139)	(47,751,656)	(47,751,656)
Unrealized loss on bond purchase commitments	(8,191)	-	(810,890)	(819,081)	(819,081)
Balance as of March 31, 2022	$588,267	22,094,159	$339,251,765	$339,840,032	$65,469,523

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$934,892	20,274,558	$358,837,150	$359,772,042	$132,594,007
Distributions paid or accrued ($0.27 per BUC):*
Regular distribution	(34,013)	-	(3,367,301)	(3,401,314)	-
Distribution of Tier 2 income (Note 3)	(702,277)	-	(2,106,829)	(2,809,106)	-
Net income allocable to Partners	736,936	-	5,538,155	6,275,091	-
Restricted unit compensation expense	781	-	77,333	78,114	-
Unrealized loss on securities	(162,988)	-	(16,135,809)	(16,298,797)	(16,298,797)
Unrealized loss on bond purchase commitments	(1,210)	-	(119,760)	(120,970)	(120,970)
Balance as of March 31, 2021	$772,121	20,274,558	$342,722,939	$343,495,060	$116,174,240

* On April 1, 2022, the Partnership effected a one-for-three reverse unit split of its outstanding BUCs. Per BUC amounts set forth in the Condensed Consolidated Statements of Partners’ Capital have been adjusted to reflect the one-for-three reverse unit split on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$26,264,018	$6,992,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	683,662	683,460
Amortization of deferred financing costs	451,472	206,386
Gain on sale of investments in unconsolidated entities	(16,439,750)	(2,809,106)
Recovery of prior credit loss	(5,279)	-
Gain on derivatives, net of cash paid	(2,394,986)	(5,873)
Restricted unit compensation expense	173,898	78,114
Bond premium/discount amortization	(109,021)	(34,531)
Debt premium amortization	(10,148)	(10,136)
Deferred income tax expense & income tax payable/receivable	14,909	257
Change in preferred return receivable from unconsolidated entities, net	(191,505)	3,214,267
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	2,231,487	(584,560)
Increase in other assets	(233,754)	(288,363)
Increase (decrease) in accounts payable and accrued expenses	(1,127,714)	14,585
Net cash provided by operating activities	9,307,289	7,457,354
Cash flows from investing activities:
Capital expenditures	(64,453)	(25,023)
Acquisition of and advances on mortgage revenue bonds	(69,365,000)	(2,071,500)
Acquisition of and advances on taxable mortgage revenue bonds	(6,325,000)	-
Advances on governmental issuer loans	(16,882,138)	(39,067,599)
Advances on taxable governmental issuer loan	-	(1,000,000)
Advances on property loans	(38,638,389)	(3,000,000)
Contributions to unconsolidated entities	(12,776,841)	(1,425,562)
Proceeds from sale of investments in unconsolidated entities	28,679,750	13,234,106
Return of investments in unconsolidated entities	842,855	-
Principal payments received on mortgage revenue bonds and contingent interest	79,635,980	8,778,919
Principal payments received on taxable mortgage revenue bonds	2,558	2,337
Principal payments received on property loans and contingent interest	3,250,980	-
Net cash used in investing activities	(31,639,698)	(24,574,322)
Cash flows from financing activities:
Distributions paid	(13,466,209)	(4,395,033)
Proceeds from debt financing	109,330,000	39,594,000
Principal payments on debt financing	(46,527,429)	(1,317,897)
Principal payments on mortgages payable	(141,268)	(124,489)
Principal borrowing on unsecured lines of credit	-	11,022,445
Principal payments on unsecured lines of credit	-	(18,497,445)
Principal payments on secured lines of credit	(15,515,000)	-
Increase (decrease) in security deposit liability related to restricted cash	(6,259)	34,147
Debt financing and other deferred costs	(818,133)	(648,623)
Net cash provided by financing activities	32,855,702	25,667,105
Net increase in cash, cash equivalents and restricted cash	10,523,293	8,550,137
Cash, cash equivalents and restricted cash at beginning of period	151,932,470	122,990,586
Cash, cash equivalents and restricted cash at end of period	$162,455,763	$131,540,723

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,470,198	$4,829,842
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$9,721,430	$6,210,420
Distributions declared but not paid for Series A Preferred Units	708,750	708,750
Capital expenditures financed through accounts payable	-	1,309
Deferred financing costs financed through accounts payable	7,040	57,688

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$118,330,462	$53,277,371
Restricted cash	44,125,301	78,263,352
Total cash, cash equivalents and restricted cash	$162,455,763	$131,540,723

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act primarily for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties and commercial properties. The Partnership has also invested in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. The Partnership expects and believes the interest earned on these MRBs and GILs is excludable from gross income for federal income tax purposes. The Partnership may also invest in other types of securities, including taxable MRBs and taxable GILs secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs or GILs held by the Partnership and may or may not be secured by real estate.

The Partnership also makes noncontrolling equity investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily properties. The Partnership is entitled to distributions if, and when, cash is available for distribution either through operations, a refinance or a sale of the property. In addition, the Partnership may acquire and hold interests in multifamily, student and senior citizen residential properties (“MF Properties”) until their “highest and best use” can be determined by management.

The Partnership is governed by the First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended (the “Partnership Agreement”). Mortgage investments, as defined in the Partnership Agreement, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans. The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than in mortgage investments provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt investments and other investments cannot exceed 25% of the Partnership's total assets at the time of acquisition as required under the Partnership Agreement. Tax-exempt investments and other investments primarily consist of real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

The Partnership’s sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”). The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), an affiliate of Greystone & Co. II LLC (collectively with its affiliates, “Greystone”).

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Series A Preferred Units were previously issued pursuant to subscription agreements with five financial institutions and are redeemable in the future (Note 19). The Partnership had not yet issued Series A-1 Preferred Units or Series B Preferred Units as of March 31, 2022. The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders.”

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

Impairment of Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities. The Partnership's investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected on the Partnership's condensed consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral. See Note 22 for a description of the Partnership's methodology for estimating the fair value of MRBs and taxable MRBs.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021. These condensed consolidated financial statements and notes have been prepared consistently with the 2021 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2022, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

During the first quarter of 2022, the Federal Reserve increased short-term interest rates for the first time since December 2018 and has signaled a series of future short-term interest rate increases to combat inflation in the broader economy. In addition, geopolitical conflicts have impacted the general global economic environment. These factors have caused volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly fixed-rate MRBs and taxable MRBs. In addition, increases in short-term interest rates will generally result in increases in the interest cost associated with variable rate debt financing arrangements. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

Beneficial Unit Certificates (“BUCs”)

The Partnership has issued BUCs representing assigned limited partnership interests to investors. Costs related to the issuance of BUCs are recorded as a reduction to partners’ capital when issued. On April 1, 2022, the Partnership effected a one-for-three reverse unit split (“Reverse Unit Split”) of its outstanding BUCs. As a result of the Reverse Unit Split, holders of BUCs received one BUC for every three BUCs owned at the close of business on April 1, 2022. All fractional BUCs created by the Reverse Unit Split were rounded to the nearest whole BUC, with any fraction equal to or above 0.5 BUC rounded up to the next higher BUC, as provided by the Partnership Agreement. Immediately prior to the Reverse Unit Split, there were 66,049,908 BUCs issued and outstanding, and immediately after the Reverse Unit Split the number of issued and outstanding BUCs decreased to approximately 22,016,636. In connection with the Reverse Unit Split, the CUSIP number for the BUCs changed to 02364V 206. The BUCs continue to trade on the Nasdaq Global Select Market under the trading symbol “ATAX.” The one-for-three Reverse Unit Split has been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods presented in the Partnership’s condensed consolidated financial statements.

Restricted Unit Awards (“RUA” or “RUAs”)

The Partnership’s 2015 Equity Incentive Plan (the “Plan”), as approved by the BUC holders in September 2015, permits the grant of RUAs and other awards to the employees of Greystone Manager, or any affiliate, who performs services for Greystone Manager, the Partnership or an affiliate, and members of Greystone Manager’s Board of Managers. The Plan permits total grants of RUAs of up to 1.0 million BUCs, which reflects adjustments made to the number of BUCs that may be granted under the Plan as a result of the Reverse Unit Split.

RUAs have historically been granted with vesting conditions ranging from three months to up to three years. RUAs typically provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control, or upon death or disability of the participant. The Partnership accounts for forfeitures as they occur. Outstanding RUAs were adjusted on a one-for-three basis in conjunction with the Reverse Unit Split effected on April 1, 2022. The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The Partnership accounts for modifications to RUAs as they occur, if the fair value of the RUAs change, there are changes to vesting conditions or the awards no longer qualify for equity classification.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).” ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses. ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs. In November 2019, the FASB issued ASU 2019-10 which amended the mandatory effective dates of certain ASUs, including ASU 2016-13, based on an entity’s filing status. As a smaller reporting company, ASU 2016-13 is effective for the Partnership on January 1, 2023. The Partnership regularly assesses its assets that are within the scope of ASU 2016-13 and has determined that the GILs, taxable GIL, property loans, receivables reported within other assets, financial guarantees, financial commitments, and interest receivable related to such assets, are within the scope of ASU 2016-13. Furthermore, the Partnership has begun developing data collection processes, assessment procedures and internal controls required to implement ASU 2016-13. The Partnership will continue to develop data collection processes, assessment procedures and internal controls that will be required when it does implement ASU 2016-13, and to evaluate the impact to the Partnership's condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities from March 12, 2020 through December 31, 2022. ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Partnership has evaluated its population of instruments indexed, either directly or indirectly, to LIBOR and is currently evaluating the impact that the adoption of ASU 2020-04 will have to the Partnership's condensed consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three months ended March 31, 2022 and 2021.

5. Variable Interest Entities

Consolidated Variable Interest Entities (“VIEs”)

The Partnership has determined the Tender Option Bond (“TOB”), Term TOB and TEBS financings are VIEs where the Partnership is the primary beneficiary. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The agreements related to the TOB, Term TOB and TEBS financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If the underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, Term TOB and TEBS financings on a consolidated basis. The Partnership reports the Floater Certificates related to the TOB trust financings, and the Class A Certificates related to the Term TOB and TEBS financings as secured debt financings on the Partnership's condensed consolidated balance sheets (Note 15). The MRBs, GILs, property loans, taxable MRBs and taxable GIL secured by the TOB, Term TOB and TEBS financings, are reported as assets on the Partnership's condensed consolidated balance sheets (Notes 6, 7, 10 and 12).

The Partnership has determined its investment in Vantage at San Marcos is a VIE where the Partnership is the primary beneficiary. The Partnership may currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. If the Partnership were to redeem its investment, the underlying assets of the property would likely need to be sold. If the underlying assets were sold, the extent to which the VIE will be exposed to gains or losses would result from decisions made by the Partnership. The Partnership’s option to redeem its investment in Vantage at San Marcos was not effective until the fourth quarter of 2021. As the primary beneficiary, the Partnership reports the assets and liabilities of Vantage at San Marcos on a consolidated basis, which consist of a real estate asset investment (Note 8), mortgage payable (Note 16), and current liabilities associated with the construction costs of a market-rate multifamily property (Note 13). If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the investment may be deconsolidated.

During 2021, the Partnership consolidated Vantage at Hutto and Vantage at Fair Oaks because it could require the managing member of the VIEs to purchase the Partnership's equity investments in the VIEs at a price equal to the Partnership's carrying value. The Partnership's right to require the managing members of the VIEs to purchase the Partnership's equity investments at a price equal to the Partnership's carrying values was terminated during 2021 upon construction commencement. As such, the Partnership was no longer the primary beneficiary of the VIEs and they were not reported on a consolidated basis as of December 31, 2021.

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, taxable MRBs, GILs, a taxable GIL, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership's condensed consolidated financial statements.

The Partnership held variable interests in 27 and 30 non-consolidated VIEs as of March 31, 2022 and December 31, 2021, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of March 31, 2022 and December 31, 2021:

	Maximum Exposure to Loss
	March 31, 2022	December 31, 2021
Mortgage revenue bonds	$46,900,000	$51,045,000
Taxable mortgage revenue bonds	4,700,000	2,000,000
Governmental issuer loans	201,649,588	184,767,450
Taxable governmental issuer loan	1,000,000	1,000,000
Property loans	85,686,466	47,274,576
Investments in unconsolidated entities	107,679,013	107,793,522
	$447,615,067	$393,880,548

The maximum exposure to loss for the MRBs and taxable MRBs is equal to the cost adjusted for paydowns. The difference between an MRB’s carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses on the MRB.

The maximum exposure to loss for the GILs, taxable GIL, property loans and investments in unconsolidated entities is equal to the Partnership’s carrying value.

6. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental properties and a commercial property. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The MRBs bear interest at a fixed rate, with the exception of Ocotillo Springs - Series A and Residency at the Mayer - Series A. The Partnership had the following investments in MRBs as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,946,753	$1,024,604	$-	$10,971,357
Glenview Apartments - Series A (3)	CA	4,415,410	496,271	-	4,911,681
Harmony Court Bakersfield - Series A (4)	CA	3,626,724	346,376	-	3,973,100
Harmony Terrace - Series A (4)	CA	6,714,249	720,471	-	7,434,720
Harden Ranch - Series A (2)	CA	6,516,422	746,038	-	7,262,460
Las Palmas II - Series A (4)	CA	1,645,451	162,484	-	1,807,935
Montclair Apartments - Series A (3)	CA	2,392,074	250,115	-	2,642,189
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,553,341	1,118,902	-	8,672,243
Montevista - Series A (6)	CA	6,690,631	1,200,903	-	7,891,534
Ocotillo Springs - Series A (6), (7)	CA	15,000,000	-	(139,407)	14,860,593
Residency at the Mayer - Series A (6)	CA	25,000,000	-	-	25,000,000
San Vicente - Series A (4)	CA	3,392,833	322,437	-	3,715,270
Santa Fe Apartments - Series A (3)	CA	2,897,908	325,711	-	3,223,619
Seasons at Simi Valley - Series A (4)	CA	4,176,070	575,731	-	4,751,801
Seasons Lakewood - Series A (4)	CA	7,152,135	767,459	-	7,919,594
Seasons San Juan Capistrano - Series A (4)	CA	12,041,860	1,292,150	-	13,334,010
Summerhill - Series A (4)	CA	6,245,161	549,974	-	6,795,135
Sycamore Walk - Series A (4)	CA	3,463,432	342,046	-	3,805,478
The Village at Madera - Series A (4)	CA	2,999,583	308,984	-	3,308,567
Tyler Park Townhomes - Series A (2)	CA	5,675,054	396,069	-	6,071,123
Vineyard Gardens - Series A (6)	CA	3,931,794	569,580	-	4,501,374
Westside Village Market - Series A (2)	CA	3,708,639	406,003	-	4,114,642
Brookstone (1)	IL	7,322,902	1,516,656	-	8,839,558
Copper Gate Apartments (2)	IN	4,900,000	253,847	-	5,153,847
Renaissance - Series A (3)	LA	10,696,385	2,253,357	-	12,949,742
Live 929 Apartments - Series 2022A (6)	MD	57,936,697	5,773,703	-	63,710,400
Jackson Manor Apartments (6)	MS	6,900,000	-	-	6,900,000
Gateway Village (6)	NC	2,600,000	-	-	2,600,000
Greens Property - Series A (2)	NC	7,689,000	135,211	-	7,824,211
Lynnhaven Apartments (6)	NC	3,450,000	-	-	3,450,000
Silver Moon - Series A (3)	NM	7,612,010	977,545	-	8,589,555
Village at Avalon (5)	NM	16,038,361	2,330,496	-	18,368,857
Bridle Ridge (1)	SC	7,100,000	-	-	7,100,000
Columbia Gardens (4)	SC	12,679,859	1,027,108	-	13,706,967
Companion at Thornhill Apartments (4)	SC	10,890,749	939,801	-	11,830,550
Cross Creek (1)	SC	6,114,938	1,688,315	-	7,803,253
The Palms at Premier Park Apartments (2)	SC	18,324,884	1,225,159	-	19,550,043
Village at River's Edge (4)	SC	9,709,120	1,292,389	-	11,001,509
Willow Run (4)	SC	12,504,579	1,011,658	-	13,516,237
Arbors at Hickory Ridge (2)	TN	10,715,744	2,601,896	-	13,317,640
Avistar at Copperfield - Series A (6)	TX	13,642,653	1,224,564	-	14,867,217
Avistar at the Crest - Series A (2)	TX	8,991,425	1,013,603	-	10,005,028
Avistar at the Oaks - Series A (2)	TX	7,271,220	843,460	-	8,114,680
Avistar at the Parkway - Series A (3)	TX	12,543,135	1,320,391	-	13,863,526
Avistar at Wilcrest - Series A (6)	TX	5,170,289	293,452	-	5,463,741
Avistar at Wood Hollow - Series A (6)	TX	39,257,891	3,643,887	-	42,901,778
Avistar in 09 - Series A (2)	TX	6,278,415	684,382	-	6,962,797
Avistar on the Boulevard - Series A (2)	TX	15,317,864	1,624,101	-	16,941,965
Avistar on the Hills - Series A (2)	TX	4,978,040	594,960	-	5,573,000
Bruton Apartments (4)	TX	17,495,319	1,898,066	-	19,393,385
Concord at Gulfgate - Series A (4)	TX	18,557,401	2,288,674	-	20,846,075
Concord at Little York - Series A (4)	TX	13,000,337	1,695,377	-	14,695,714
Concord at Williamcrest - Series A (4)	TX	20,138,915	2,554,888	-	22,693,803
Crossing at 1415 - Series A (4)	TX	7,233,425	815,344	-	8,048,769
Decatur Angle (4)	TX	22,023,746	1,497,620	-	23,521,366
Esperanza at Palo Alto (4)	TX	19,033,576	3,014,169	-	22,047,745
Heights at 515 - Series A (4)	TX	6,622,326	746,462	-	7,368,788
Heritage Square - Series A (3)	TX	10,423,972	984,608	-	11,408,580
Oaks at Georgetown - Series A (4)	TX	11,998,071	1,015,133	-	13,013,204
Runnymede (1)	TX	9,675,000	-	-	9,675,000
Southpark (1)	TX	11,383,091	1,354,574	-	12,737,665
15 West Apartments (4)	WA	9,512,911	1,686,767	-	11,199,678
Mortgage revenue bonds held in trust		$648,919,774	$65,743,931	$(139,407)	$714,524,298
(1)
MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)
MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(3)
MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(4)
MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 15
(6)
MRBs held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 15
(7)
As of the date presented, the MRB had been in a cumulative unrealized loss position for less than 12 consecutive months and is not considered a credit loss as of March 31, 2022. The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not other-than-temporary.

	March 31, 2022
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Lutheran Gardens	CA	$10,352,000	$204,631	$-	$10,556,631
Solano Vista - Series A	CA	2,644,859	438,223	-	3,083,082
Meadow Valley (1)	MI	100,000	-	(1,000,766)	(900,766)
Greens Property - Series B	NC	919,300	24,961	-	944,261
Provision Center 2014-1	TN	4,298,735	-	-	4,298,735
Avistar at the Crest - Series B	TX	729,195	57,729	-	786,924
Avistar at the Oaks - Series B	TX	533,956	39,826	-	573,782
Avistar at the Parkway - Series B	TX	123,497	27,133	-	150,630
Avistar in 09 - Series B	TX	440,466	32,853	-	473,319
Avistar on the Boulevard - Series B	TX	433,290	31,712	-	465,002
Mortgage revenue bonds held by the Partnership		$20,575,298	$857,068	$(1,000,766)	$20,431,600
(1)
The Partnership has funded $100,000 of its $44.0 million total MRB commitment as of March 31, 2022. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value and the unrealized loss on the Partnership’s remaining $43.9 million funding commitment as of March 31, 2022. The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not other-than-temporary.

	December 31, 2021
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,970,209	$2,060,480	$-	$12,030,689
Glenview Apartments - Series A (3)	CA	4,429,350	863,955	-	5,293,305
Harmony Court Bakersfield - Series A (4)	CA	3,635,277	720,308	-	4,355,585
Harmony Terrace - Series A (4)	CA	6,730,004	1,425,757	-	8,155,761
Harden Ranch - Series A (2)	CA	6,538,111	1,285,747	-	7,823,858
Las Palmas II - Series A (4)	CA	1,649,370	332,704	-	1,982,074
Montclair Apartments - Series A (3)	CA	2,399,626	446,912	-	2,846,538
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,568,334	1,983,454	-	9,551,788
Montevista - Series A (6)	CA	6,701,776	2,114,978	-	8,816,754
Ocotillo Springs - Series A (6)	CA	15,000,000	271,172	-	15,271,172
Residency at the Mayer - Series A (6)	CA	24,000,000	-	-	24,000,000
San Vicente - Series A (4)	CA	3,400,913	671,681	-	4,072,594
Santa Fe Apartments - Series A (3)	CA	2,907,057	567,028	-	3,474,085
Seasons at Simi Valley - Series A (4)	CA	4,188,582	1,011,623	-	5,200,205
Seasons Lakewood - Series A (4)	CA	7,168,917	1,518,742	-	8,687,659
Seasons San Juan Capistrano - Series A (4)	CA	12,070,116	2,557,065	-	14,627,181
Summerhill - Series A (4)	CA	6,259,888	1,187,464	-	7,447,352
Sycamore Walk - Series A (4)	CA	3,474,617	696,090	-	4,170,707
The Village at Madera - Series A (4)	CA	3,006,656	621,367	-	3,628,023
Tyler Park Townhomes - Series A (2)	CA	5,694,168	691,137	-	6,385,305
Vineyard Gardens - Series A (6)	CA	3,939,476	987,782	-	4,927,258
Westside Village Market - Series A (2)	CA	3,721,129	701,915	-	4,423,044
Brookstone (1)	IL	7,334,161	1,903,086	-	9,237,247
Copper Gate Apartments (2)	IN	4,900,000	433,436	-	5,333,436
Renaissance - Series A (3)	LA	10,732,295	4,172,381	-	14,904,676
Live 929 Apartments - 2014 Series A (6)	MD	36,169,147	573,155	-	36,742,302
Jackson Manor Apartments (6)	MS	4,900,000	-	-	4,900,000
Gateway Village (6)	NC	2,600,000	90,861	-	2,690,861
Greens Property - Series A (2)	NC	7,719,000	281,953	-	8,000,953
Lynnhaven Apartments (6)	NC	3,450,000	115,328	-	3,565,328
Silver Moon - Series A (3)	NM	7,629,704	1,868,323	-	9,498,027
Village at Avalon (5)	NM	16,069,382	4,124,498	-	20,193,880
Ohio Properties - Series A (1)	OH	13,580,000	-	-	13,580,000
Bridle Ridge (1)	SC	7,145,000	-	-	7,145,000
Columbia Gardens (4)	SC	12,725,440	2,003,599	-	14,729,039
Companion at Thornhill Apartments (4)	SC	10,924,609	1,793,226	-	12,717,835
Cross Creek (1)	SC	6,120,285	1,845,064	-	7,965,349
The Palms at Premier Park Apartments (2)	SC	18,385,572	2,181,632	-	20,567,204
Village at River's Edge (4)	SC	9,728,355	2,370,569	-	12,098,924
Willow Run (4)	SC	12,549,146	1,974,479	-	14,523,625
Arbors at Hickory Ridge (2)	TN	10,755,889	3,598,292	-	14,354,181
Avistar at Copperfield - Series A (6)	TX	13,678,286	2,549,711	-	16,227,997
Avistar at the Crest - Series A (2)	TX	9,022,172	1,926,825	-	10,948,997
Avistar at the Oaks - Series A (2)	TX	7,295,334	1,578,333	-	8,873,667
Avistar at the Parkway - Series A (3)	TX	12,579,783	2,353,247	-	14,933,030
Avistar at Wilcrest - Series A (6)	TX	5,183,794	772,242	-	5,956,036
Avistar at Wood Hollow - Series A (6)	TX	39,360,426	7,200,790	-	46,561,216
Avistar in 09 - Series A (2)	TX	6,299,237	1,288,060	-	7,587,297
Avistar on the Boulevard - Series A (2)	TX	15,370,243	3,165,575	-	18,535,818
Avistar on the Hills - Series A (2)	TX	4,994,549	1,100,478	-	6,095,027
Bruton Apartments (4)	TX	17,532,185	4,452,765	-	21,984,950
Concord at Gulfgate - Series A (4)	TX	18,606,719	4,211,979	-	22,818,698
Concord at Little York - Series A (4)	TX	13,034,887	3,055,517	-	16,090,404
Concord at Williamcrest - Series A (4)	TX	20,192,436	4,651,973	-	24,844,409
Crossing at 1415 - Series A (4)	TX	7,253,698	1,549,224	-	8,802,922
Decatur Angle (4)	TX	22,074,594	4,731,759	-	26,806,353
Esperanza at Palo Alto (4)	TX	19,071,622	5,317,911	-	24,389,533
Heights at 515 - Series A (4)	TX	6,640,885	1,418,341	-	8,059,226
Heritage Square - Series A (3)	TX	10,455,924	1,823,426	-	12,279,350
Oaks at Georgetown - Series A (4)	TX	12,026,225	2,181,690	-	14,207,915
Runnymede (1)	TX	9,675,000	99,489	-	9,774,489
Southpark (1)	TX	11,365,100	1,542,509	-	12,907,609
15 West Apartments (4)	WA	9,531,842	2,799,259	-	12,331,101
Mortgage revenue bonds held in trust		$639,116,502	$111,818,346	$-	$750,934,848

(1)
MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)
MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(3)
MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(4)
MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(5)
MRB held by Morgan Stanley in a debt financing transaction Note 15
(6)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 15

	December 31, 2021
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Lutheran Gardens	CA	$10,352,000	$-	$-	$10,352,000
Solano Vista - Series A	CA	2,649,291	744,617	-	3,393,908
Live 929 Apartments - 2014 Series B	MD	17,344,000	-	-	17,344,000
Meadow Valley	MI	100,000	-	-	100,000
Greens Property - Series B	NC	920,637	46,672	-	967,309
Ohio Properties - Series B	OH	3,465,270	-	-	3,465,270
Provision Center 2014-1	TN	4,300,000	-	-	4,300,000
Avistar at the Crest - Series B	TX	730,612	122,646	-	853,258
Avistar at the Oaks - Series B	TX	534,953	86,437	-	621,390
Avistar at the Parkway - Series B	TX	123,598	37,590	-	161,188
Avistar in 09 - Series B	TX	441,288	71,303	-	512,591
Avistar on the Boulevard - Series B	TX	434,132	69,950	-	504,082
Mortgage revenue bonds held by the Partnership		$41,395,781	$1,179,215	$-	$42,574,996

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of March 31, 2022. See Note 18 for additional information regarding the Partnership’s MRB funding commitments.

See Note 22 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the Partnership's condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

MRB Activity in the First Three Months of 2022

Restructurings:

In January 2022, the Live 929 Apartments property completed a restructuring of the Partnership’s MRBs and property loan. The Partnership’s Live 929 Apartments – 2014 Series A and Live 929 Apartments – 2014 Series B MRBs were redeemed at par plus accrued interest. The following tables summarizes the terms of the MRBs upon redemption:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Live 929 Apartments - 2014 Series A	January	Baltimore, MD	575	7/1/2049	5.78%	$39,445,000
Live 929 Apartments - 2014 Series B	January	Baltimore, MD	575	7/1/2039	1.60%	21,610,000
						$61,055,000

Upon restructuring, the Partnership used the proceeds of the redeemed MRBs plus additional cash to acquire a new series of MRB secured by the Live 929 Apartments property, the Series 2022A MRB. The following tables summarizes the MRB that was acquired as part of the restructuring of the Live 929 Apartments MRBs:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Principal Acquired
Live 929 Apartments - Series 2022A	January	Baltimore, MD	575	1/1/2060	4.30%	$66,365,000

In addition, a portion of the Live 929 Apartments property loan was redeemed as part of the restructuring, with proceeds used to acquire the new Live 929 Apartments Series 2022A MRB. The Partnership also acquired a taxable MRB which is reported in Other Assets (Note 12). The redemption of the prior Live 929 Apartments – 2014 Series A and 2014 Series B MRBs and property loan and acquisition of the new Live 929 Apartments Series 2022A MRB were accounted for as a troubled debt restructuring.

Redemptions:

The following MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the three months ended March 31, 2022:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Ohio Properties - Series A	March	(1)	362	6/1/2050	7.00%	$13,544,000
Ohio Properties - Series B	March	(1)	362	6/1/2050	10.00%	3,459,840
						$17,003,840
(1)
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
						$7,385,000
(1)
Both MRBs are part of the same series but had different interest rates and maturity dates.

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Balance, beginning of period	9,175,482	7,318,589
Other additions (1)	860,533	-
Recovery of prior credit loss (2)	(5,279)	-
Balance, end of period (3)	$10,030,736	$7,318,589
(1)
The other addition is related to a re-allocation of the loan loss allowance upon restructuring of the Live 929 Apartments MRBs and property loan.
(2)
The Partnership compared the present value of cash flows expected to be collected to the amortized cost basis of the Live 929 Apartments Series 2022A MRB as of March 31, 2022, which indicated a recovery of value. The Partnership will accrete the recovery of prior credit loss into investment income over the term of the MRB.
(3)
The allowance for credit losses as of March 31, 2022 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments - Series 2022A MRB. The allowance for credit losses as of March 31, 2021 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2014 Series A MRB.
7. Governmental Issuer Loans

The Partnership owns governmental issuer loans (“GILs”) that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GILs. Each GIL is secured by a mortgage on all real and personal property of the affordable multifamily property. The GILs share first mortgage lien positions with property loans and/or taxable GILs also owned by the Partnership (Notes 10 and 12). Sources of the funds to pay principal and interest on a GIL consist of the net cash flow or the sale or refinancing proceeds from the secured property and limited-to-full payment guaranties provided by affiliates of the borrower. The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction. All GILs were held in trust in connection with TOB trust financings as of March 31, 2022 and December 31, 2021 (Note 15). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of March 31, 2022 and December 31, 2021:

							As of March 31, 2022
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate		Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.61%	$40,000,000
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 2.25%	(3)	2.76%	34,000,000
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	(3)	3.26%	33,080,000
Legacy Commons at Signal Hills (1)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	(3)	3.57%	34,620,000
Hilltop at Signal Hills (1)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	(3)	3.57%	24,450,000
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%	(3)	4.60%	10,981,200
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%	(3)	4.60%	8,691,245
Osprey Village (1)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	(3)	3.57%	11,855,357
Willow Place Apartments (1)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	(3)	3.59%	3,971,786
								$201,649,588
(1)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 21).
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
								$184,767,450
(1)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 21).
(2)
The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(3)
The variable rate decreases to SIFMA plus 2.25% upon completion of construction.
(4)
The variable index interest rate component is subject to a floor.

The partnership has remaining commitments to provide additional funding of the GILs during construction and/or rehabilitation of the secured properties as of March 31, 2022. See Note 18 for further information regarding the Partnership’s remaining GIL funding commitments.

Activity in the First Three Months of 2022

Acquisitions:

There were no GILs acquired during the three months ended March 31, 2022.

Activity in the First Three Months of 2021

Acquisitions:

During the three months ended March 31, 2021, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a draw-down basis as summarized below.

•
$34.6 million commitment related to Legacy Commons at Signal Hills;
•
$24.5 million commitment related to Hilltop at Signal Hills;
•
$23.4 million commitment related to Hope on Avalon; and
•
$12.1 million commitment related to Hope on Broadway.

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of March 31, 2022 and December 31, 2021:

Real Estate Assets as of March 31, 2022
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,343,218	$42,542,486
The 50/50 MF Property	Lincoln, NE	475	-	33,036,781	33,036,781
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	682,929	3,343,544
Land held for development		(2)	1,551,196	-	1,551,196
					$80,474,007
Less accumulated depreciation					(21,379,622)
Net real estate assets					$59,094,385
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

9. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guarantees ATAX Vantage Holdings, LLC’s return on its investments through a date approximately five years after commencement of construction. The return on these investments earned by the Partnership is reported as “Investment income” in the Partnership's condensed consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of March 31, 2022 and December 31, 2021:

Property Name	Location	Units	Construction Commencement Date	Construction Completion Date	Carrying Value as of March 31, 2022	Carrying Value as of December 31, 2021
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	$5,816,782	$6,143,099
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	October 2020	-	12,240,000
Vantage at Coventry	Omaha, NE	294	September 2018	February 2021	7,095,074	7,611,614
Vantage at Conroe	Conroe, TX	288	April 2019	January 2021	10,849,625	11,164,625
Vantage at O'Connor	San Antonio, TX	288	October 2019	June 2021	8,826,063	9,109,343
Vantage at Westover Hills	San Antonio, TX	288	January 2020	July 2021	8,365,393	8,861,504
Vantage at Tomball	Tomball, TX	288	August 2020	N/A	12,112,612	11,814,774
Vantage at Hutto	Hutto, TX	288	December 2021	N/A	6,942,005	5,629,651
Vantage at Loveland	Loveland, CO	288	April 2021	N/A	15,762,257	10,913,911
Vantage at Helotes	Helotes, TX	288	May 2021	N/A	13,214,676	11,350,686
Vantage at Fair Oaks	Boerne, TX	288	September 2021	N/A	10,670,724	6,424,306
Vantage at McKinney Falls	McKinney Falls, TX	288	December 2021	N/A	8,023,802	6,530,009
					$107,679,013	$107,793,522

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of March 31, 2022. See Note 18 for further information regarding the Partnership’s remaining equity funding commitments.

Activity in the First Three Months of 2022

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the three months ended March 31, 2022:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Murfreesboro	Murfreesboro, TN	288	March 2022	$29,258,279	$657,937	$16,360,343
Vantage at Bulverde	Bulverde, TX	288	(1)	75,000	-	75,000
Vantage at Germantown	Germantown, TN	288	(2)	4,407	-	4,407
				$29,337,686	$657,937	$16,439,750
(1)
In March 2022, the Partnership received cash of approximately $75,000 associated with final settlements of the Vantage at Bulverde sale in August 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statements of operations.
(2)
In March 2022, the Partnership received cash of approximately $4,000 associated with final settlements of the Vantage at Germantown sale in March 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statements of operations.

Activity in the First Three Months of 2021

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the three months ended March 31, 2021:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Germantown	Germantown, TN	288	March 2021	$16,096,560	$862,454	$2,809,106

Summarized Unconsolidated Entity Level Financial Data

The following table provides combined summary financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Property Revenues	$6,681,291	$5,482,870
Gain on sale of property	$38,171,003	$8,967,247
Net income	$38,730,562	$6,931,134

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance	Maturity Date		Interest Rate
Senior Construction Financing (1),(2)
Centennial Crossings	$17,434,260	$-	$17,434,260	9/1/2023	(3)	LIBOR + 2.50%	(4)
Legacy Commons at Signal Hills	16,248,631	-	16,248,631	2/1/2024	(3)	SOFR + 3.07%	(4)
Hilltop at Signal Hills	10,319,890	-	10,319,890	8/1/2023	(3)	SOFR + 3.07%	(4)
Oasis at Twin Lakes	23,161,673	-	23,161,673	8/1/2023	(3)	LIBOR + 2.50%	(4)
Osprey Village	1,000,000	-	1,000,000	8/1/2024	(3)	SOFR + 3.07%	(4)
Scharbauer Flats Apartments	16,522,012	-	16,522,012	1/1/2023	(3)	LIBOR + 2.85%
Willow Place Apartments	1,000,000	-	1,000,000	10/1/2024	(3)	SOFR + 3.30%	(5)
Subtotal	85,686,466	-	85,686,466

Senior Acquisition Financing
Magnolia Crossing	$13,652,394	$-	$13,652,394	12/1/2022		SOFR + 6.50%	(5)
Subtotal	13,652,394	-	13,652,394

Other
Avistar (February 2013 portfolio)	$201,972	$-	$201,972	6/26/2024		12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024		12.00%
Cross Creek	11,101,888	(7,393,815)	3,708,073	12/1/2025		6.15%
Greens Property	850,000	-	850,000	9/1/2046		10.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049		8.00%
Subtotal	12,900,482	(7,888,815)	5,011,667

Total	$112,239,342	$(7,888,815)	$104,350,527
(1)
The property loans are held in trust in connection with a TOB trust financing (Note 15).
(2)
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
(5)
The index is subject to a floor of 0.25%.

	December 31, 2021
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance	Maturity Date		Interest Rate
Senior Construction Financing (1),(2)
Centennial Crossings	$11,354,386	$-	$11,354,386	9/1/2023	(3)	LIBOR + 2.50%	(4)
Hilltop at Signal Hills	1,000,000	-	1,000,000	8/1/2023	(3)	SOFR + 3.07%	(4)
Legacy Commons at Signal Hills	2,604,230	-	2,604,230	2/1/2024	(3)	SOFR + 3.07%	(4)
Oasis at Twin Lakes	20,607,362	-	20,607,362	8/1/2023	(3)	LIBOR + 2.50%	(4)
Osprey Village	1,000,000	-	1,000,000	8/1/2024	(3)	SOFR + 3.07%	(4)
Scharbauer Flats Apartments	9,708,598	-	9,708,598	1/1/2023	(3)	LIBOR + 2.85%
Willow Place Apartments	1,000,000	-	1,000,000	10/1/2024	(3)	SOFR + 3.30%	(5)
Subtotal	47,274,576	-	47,274,576

Senior Acquisition Financing
Magnolia Crossing	$13,424,579	$-	$13,424,579	12/1/2022		SOFR + 6.50%	(5)
Subtotal	13,424,579	-	13,424,579

Other Property Loans
Avistar (February 2013 portfolio)	$201,972	$-	$201,972	6/26/2024		12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024		12.00%
Cross Creek	11,101,887	(7,393,814)	3,708,073	12/1/2025		6.15%
Greens Property	850,000	-	850,000	9/1/2046		10.00%
Live 929 Apartments	1,355,534	(1,355,534)	-	7/31/2049		8.00%
Ohio Properties	2,390,446	-	2,390,446	12/1/2026 - 6/1/2050		10.00%
Subtotal	16,151,461	(8,749,348)	7,402,113

Total	$76,850,616	$(8,749,348)	$68,101,268
(1)
The property loans are held in trust in connection with a TOB trust financing (Note 15).
(2)
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

During the three months ended March 31, 2022 and 2021, the interest to be earned on the Live 929 Apartments and Cross Creek property loans was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest accrued was not probable. In addition, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status for the three months ended March 31, 2021 as, in management’s opinion, the interest was not considered collectible.

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured properties as of March 31, 2022. See Note 18 for further information regarding the Partnership’s remaining property loan funding commitments.

Activity in the First Three Months of 2022

In January 2022, the Partnership received approximately $1.0 million of principal and interest due on the Live 929 Apartments property loan upon restructuring of the outstanding debt of Live 929 Apartments. The principal payment and related loan loss allowance were considered in the troubled debt restructuring of the Partnership’s investments in Live 929 Apartments discussed further in Note 6.

In March 2022, the Ohio Properties property loans were repaid in full. The Partnership received approximately $2.4 million of principal and approximately $4.3 million of accrued interest upon redemption.

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

•
$32.2 million commitment related to Legacy Commons at Signal Hills; and
•
$21.2 million commitment related to Hilltop at Signal Hills

In March 2021, the Partnership amended the property loan with Live 929 Apartments to increase the total available loan amount to $1.5 million from $1.0 million. The property loan is subordinate to the MRBs associated with the property.

The following table summarizes the changes in the Partnership's loan loss allowance for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$8,749,348	$8,305,046
Other reductions (1)	(860,533)	-
Balance, end of period	$7,888,815	$8,305,046
(1)
The reduction in the loan loss allowance is due to a principal payment received on the Live 929 Apartments property loan as part of the restructuring of the outstanding debt of Live 929 Apartments (Note 6).

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Current income tax expense	$7,644	$16,485
Deferred income tax expense (benefit)	7,266	(16,228)
Total income tax expense	$14,910	$257

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of March 31, 2022 and December 31, 2021.

12. Other Assets

The following table summarizes the Partnership's other assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Deferred financing costs, net	$1,305,411	$1,349,097
Fair value of derivative instruments (Note 17)	2,738,404	343,418
Taxable mortgage revenue bonds, at fair value	9,535,962	3,428,443
Taxable governmental issuer loan held in trust	1,000,000	1,000,000
Bond purchase commitments, at fair value (Note 18)	145,323	964,404
Operating lease right-of-use assets, net	1,612,482	1,619,714
Other assets	2,377,924	2,157,809
Total other assets	$18,715,506	$10,862,885

As of March 31, 2022 and December 31, 2021, the operating lease right-of-use assets consisted primarily of a ground lease at the 50/50 MF Property (Note 13).

The Partnership has remaining commitments to provide additional funding of the taxable GIL and taxable MRBs during construction and/or rehabilitation of the secured properties as of March 31, 2022. See Note 18 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

See Note 22 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as

“Interest expense” in the Partnership's condensed consolidated statements of operations. Unrealized gain or losses on taxable MRBs and bond purchase commitments are recorded in the Partnership's condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets. As of March 31, 2022, the taxable GIL and two taxable MRBs are held in trust in connection with TOB trust financings (Note 15).

Activity in the First Three Months of 2022

The following table includes details of the taxable MRB acquired during the three months ended March 31, 2022:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Acquired
Live 929 Apartments - Series 2022B	January 2022	Baltimore, MD	575	1/1/2029	4.30%	$3,625,000

Activity in the First Three Months of 2021

The following table includes details of the taxable GIL acquired during the three months ended March 31, 2021:

Property Name	Date Committed	Maturity Date	Initial Outstanding Balance	Total Commitment
Hope on Avalon	January 2021	2/1/2023 (1)	$1,000,000	$10,573,000
(1)
The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership's accounts payable, accrued expenses and other liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accounts payable	$1,095,665	$1,234,111
Accrued expenses	2,583,926	4,102,381
Accrued interest expense	4,607,370	4,229,119
Operating lease liabilities	2,152,394	2,151,991
Other liabilities	2,097,924	1,946,610
Total accounts payable, accrued expenses and other liabilities	$12,537,279	$13,664,212

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability. Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount. As of March 31, 2022, the minimum aggregate annual payment due under the agreement is approximately $138,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter. The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The Partnership recognized expenses related to the ground lease of approximately $42,000 for the three months ended March 31, 2022 and 2021, respectively, and are reported within “Real estate operating expenses” in the Partnership's condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of March 31, 2022:

Remainder of 2022	$106,151
2023	143,561
2024	144,706
2025	147,598
2026	150,548
Thereafter	4,219,127
Total	4,911,691
Less: Amount representing interest	(2,759,297)
Total operating lease liabilities	$2,152,394

14. Secured Lines of Credit

The following tables summarize the Partnership's secured lines of credit ("LOC" or "LOCs") as of March 31, 2022 and December 31, 2021:

Secured Lines of Credit	Outstanding as of March 31, 2022	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$6,500,000	$40,000,000	June 2023 (1)	Variable (2)	Monthly	3.54%
Bankers Trust Acquisition LOC	23,699,000	50,000,000	June 2023	Variable (3)	Monthly	3.35%
	$30,199,000	$90,000,000
(1)
The General LOC contains two one-year extensions subject to certain conditions and payment of a 0.25% extension fee. The first extension request by the Partnership will be granted by BankUnited, N.A. (“BankUnited”) if all such conditions are met. Any subsequent extension requested by the Partnership will be granted or denied in the sole discretion of the lenders.
(2)
The variable rate is equal to LIBOR + 3.25%, subject to a floor of 3.50%.
(3)
The variable rate is equal to the greater of (i) the Prime Rate or (ii) 3.25% per annum; plus or minus a margin varying from 0.35% to (0.65%) depending upon the ratio of the Partnership’s senior debt to market value of assets.

Secured Lines of Credit	Outstanding as of December 31, 2021	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$6,500,000	$40,000,000	June 2023 (1)	Variable (2)	Monthly	3.50%
Bankers Trust Acquisition LOC	39,214,000	50,000,000	June 2023	Variable (3)	Monthly	3.10%
	$45,714,000	$90,000,000
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

The Partnership has entered into a secured Credit Agreement (“Secured Credit Agreement”) of up to $40.0 million with BankUnited and Bankers Trust Company, and the sole lead arranger and administrative agent, BankUnited, for a general secured line of credit (the “General LOC”). The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of the Partnership’s capital contributions to equity investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base.

The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, in which the Partnership must maintain a balance of not less than $5.0 million. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of March 31, 2022. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify BankUnited if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of March 31, 2022.

In addition, the Partnership and Bankers Trust Company have entered into an amended and restated credit agreement for a secured non-operating line of credit (the “Acquisition LOC”) with a maximum commitment of up to $50.0 million. The Acquisition LOC may be used to fund purchases of multifamily real estate, tax-exempt or taxable MRBs, and tax-exempt or taxable loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (collectively, the “financed assets”). The financed assets acquired with the proceeds of the Acquisition LOC will be held in a custody account and the outstanding balances of the Acquisition LOC will be secured by a first priority interest in the financed assets and will be maintained in the custody account until released by Bankers Trust.

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. The Acquisition LOC documents contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. In April 2022, the Partnership and Bankers Trust Company amended the credit agreement to update certain defined terms effective March 31, 2022. The Partnership was in compliance with all covenants as of March 31, 2022.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of March 31, 2022 and December 31, 2021:

	Outstanding Debt Financings as of March 31, 2022, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$21,890,197	$4,000	2010	2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	76,637,387	4,999	2014	2024	Weekly	SIFMA	0.54%	1.28%	1.82%
Fixed - M33	30,034,239	2,606	2015	2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	213,438,490	5,000	2018	2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	102,722,663	36,256,804	2020	2025	Monthly	3-month LIBOR	0.83%	9.00%	9.83% (3)

TOB Trust Securitizations
Mizuho Capital Markets:
Variable - TOB	13,491,156	(4)	2020	2022	Weekly	SIFMA	0.71%	0.89%	1.60%
Variable - TOB	92,087,297	(4)	2019 - 2021	2023	Weekly	SIFMA	0.71% - 0.73%	0.89% - 1.67%	1.60% - 2.40%
Variable - TOB	126,743,565	(4)	2020	2023	Weekly	OBFR	0.57%	0.89%	1.46%
Variable - TOB	188,564,169	(4)	2021 - 2022	2024	Weekly	OBFR	0.57%	0.89% - 1.16%	1.46% - 1.73%
Morgan Stanley:
Fixed - Term TOB	12,894,130	-	2019	2024	N/A	N/A	N/A	N/A	1.98%
Barclays Capital Inc.:
Variable - TOB	3,950,371	-	2021	2023	Weekly	OBFR	0.50%	1.27%	1.77%
Total Debt Financings	$882,453,664
(1)
Facility fees have a variable component.
(2)
The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.
(3)
The Partnership has entered into a total return swap transaction with the Secured Notes as the reference security and a notional amount totaling the outstanding principal on the Secured Notes. The total return swap effectively nets down the interest rate on the Secured Notes. Considering the effect of the total return swap, the effective net interest rate is 4.58% for approximately $103.0 million of the Secured Notes as of March 31, 2022. See Note 17 for further information on the total return swap.
(4)
The Partnership has restricted cash totaling approximately $2.1 million related its total net position with Mizuho Capital Markets.

	Outstanding Debt Financings as of December 31, 2021, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$35,551,762	$204,000	2010	2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	76,964,051	4,999	2014	2024	Weekly	SIFMA	0.13%	1.32%	1.45%
Fixed - M33	30,191,051	2,606	2015	2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	213,931,752	5,000	2018	2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	102,798,158	77,531,264	2020	2025	Monthly	3-month LIBOR	0.20%	9.00%	9.20% (3)

TOB Trust Securitizations
Mizuho Capital Markets:
Variable - TOB	13,482,312	-	2020	2022	Weekly	SIFMA	0.23%	0.89%	1.12%
Variable - TOB	117,257,933	-	2019 - 2021	2023	Weekly	SIFMA	0.23% - 0.30%	1.17% - 1.67%	1.40% - 1.97%
Variable - TOB	115,143,312	-	2020	2023	Weekly	OBFR	0.18%	0.89%	1.07%
Variable - TOB	98,703,495	-	2021	2024	Weekly	OBFR	0.18%	0.89% - 1.16%	1.07% - 1.34%
Morgan Stanley:
Fixed - Term TOB	12,915,190	-	2019	2024	N/A	N/A	N/A	N/A	1.98%
Barclays Capital Inc.:
Variable - TOB	3,139,698	-	2021	2022	Weekly	OBFR	0.14%	1.27%	1.41%
Total Debt Financings	$820,078,714
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

The TOB, Term TOB and TEBS financing arrangements are consolidated VIEs of the Partnership (Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, Term TOB and TEBS financings on the Partnership's condensed consolidated financial statements. See information regarding the MRBs, GILs, property loans, taxable MRBs and taxable GIL securitized within the TOB, Term TOB and TEBS financings in Notes 6, 7, 10 and 12, respectively. As the residual interest holder in the arrangements, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities, or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the Partnership may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the underlying collateral will be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

As of March 31, 2022 and December 31, 2021, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 17).

As of March 31, 2022 and December 31, 2021, the restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of two total return swaps that have the Secured Notes as the reference security (Note 17). The Partnership may also be required to post additional collateral if the value of TEBS financing residual certificates declines below a threshold under the total return swaps.

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by MRBs, GILs, taxable MRBs, a taxable GIL, and property loans. The TOB trusts and Secured Notes with Mizuho and the TOB trust with Barclays are subject to master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests in each TOB trust maintain a certain value in relation to total assets in each TOB trust. The TOB trust financings with Mizuho and Barclays also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on the NASDAQ. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of March 31, 2022.

The Partnership may also be required to post collateral, typically cash, related to the TOB trust financings with Mizuho and Barclays. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 17) in relation to thresholds set by Mizuho and Barclays. There was no requirement to post collateral for the TOB trust financings with Mizuho and Barclays as of March 31, 2022.

The Term TOB trust financing with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with all covenants as of March 31, 2022.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Three Months of 2022

New Debt Financings:

The following is a summary of the TOB trust financings that were entered into during the three months ended March 31, 2022:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
Live 929 Series 2022A & 2022B MRBs	$55,990,000	February 2024	Weekly	OBFR	1.15%
Total TOB Trust Financings	$55,990,000

Redemptions:

The following is a summary of the TOB trust financings that were collapsed and all principal and interest were paid in full during the three months ended March 31, 2022:

Debt Financing	Debt Facility	Month	Paydown Applied
Live 929 Apartments - 2014 Series A	TOB Trust	January 2022	$31,565,000

Refinancing Activity:

In January 2022, the Partnership extended the maturity date of Barclays credit facility Trust 2021-XF2953 from October 2022 to January 2023. There were no additional changes to terms or fees associated with the extension.

Activity in the First Three Months of 2021

New Debt Financings:

The following is a summary of the TOB trust financings that were entered into during the three months ended March 31, 2021:

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2022 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2022	$18,078,722
2023	228,172,815
2024	290,148,152
2025	112,504,344
2026	4,023,863
Thereafter	232,646,017
Total	885,573,913
Unamortized deferred financing costs and debt premium	(3,120,249)
Total debt financing, net	$882,453,664

16. Mortgages Payable and Other Secured Financing

The Partnership has entered into mortgages payable and other secured financings collateralized by MF Properties. The following is a summary of the mortgages payable and other secured financing, net of deferred financing costs, as of March 31, 2022 and December 31, 2021:

Property Mortgage Payables	Outstanding Mortgage Payable as of March 31, 2022, net	Outstanding Mortgage Payable as of December 31, 2021, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$2,174,514	$2,174,453	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	22,818,847	22,960,090	2020	April 2027	Fixed	4.35%
Vantage at San Marcos--Mortgage (1)	1,690,000	1,690,000	2020	May 2022	Variable	4.25%
Total Mortgage Payable\Weighted Average Period End Rate	$26,683,361	$26,824,543				4.35%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 5).

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2022 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2022	$2,424,775
2023	909,537
2024	947,573
2025	1,747,315
2026	641,711
Thereafter	20,013,661
Total	26,684,572
Unamortized deferred financing costs	(1,211)
Total mortgages payable and other secured financings, net	$26,683,361

17. Derivative Financial Instruments

The Partnership’s derivative financial instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Interest expense” in the Partnership's condensed consolidated statements of operations. The value of the Partnership’ interest rate swaps are subject to mark-to-market collateral posting provisions in conjunction with the Partnership’s TOB trust financings (Note 15). See Note 22 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative financial instruments are presented within “Other assets” in the Partnership's condensed consolidated balance sheets.

Interest Rate Swap Agreements

During the first quarter of 2022, the Partnership entered into two interest rate swap agreements to mitigate interest risk associated with the variable rate TOB trust financings (Note 15). No fees were paid to Mizuho upon closing of the interest rate swaps. The following table summarizes the Partnership's interest rate swap agreements as of March 31, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value of Asset as of March 31, 2022
February 2022	55,990,000	2/9/2022	2/1/2024	1.40%	0.16%	SOFR	TOB Trusts	Mizuho Capital Markets	$911,775
March 2022	47,850,000	3/3/2022	3/1/2027	1.65%	0.17%	SOFR	TOB Trusts	Mizuho Capital Markets	1,428,971
									$2,340,746
(1)
See Notes 15 and 22 for additional details.

Total Return Swap Agreements

The following table summarizes the terms of the Partnership’s total return swaps as of March 31, 2022 and December 31, 2021:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of March 31, 2022
September 2020	102,982,129	September 2020	Sept 2025	4.58% (1)	9.83% (2)	3-month LIBOR	Mizuho Capital Markets	$212,183
								$212,183
(1)
Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)
Variable rate equal to 3-month LIBOR + 9.00%.

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of December 31, 2021
September 2020	39,607,744	September 2020	Sept 2025	4.25% (1)	9.20% (3)	3-month LIBOR	Mizuho Capital Markets	$77,061
September 2020	63,500,000	September 2020	Mar 2022	1.00% (2)	9.20% (3)	3-month LIBOR	Mizuho Capital Markets	215,267
								$292,328

(1)
Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)
Variable rate equal to 3-month LIBOR + 0.50%, subject to a floor of 1.00%.
(3)
Variable rate equal to 3-month LIBOR + 9.00%.

The total return swap has the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 15). The notional amount of the total return swaps is $103.0 million. The rate received the total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid on the total return swap. Under the total return swap, the Partnership is liable for any decline in the value of the Secured Notes. If the fair value of the underlying Secured Notes is less than the outstanding principal balance, the Partnership is required to post additional cash collateral equal to the amount of the deficit. Such a deficit will also be reflected in the fair value of the total return swaps.

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a current notional amount of $103.0 million requires the Partnership to maintain cash collateral equal to 35% of the notional amount. The second total return swap, which was terminated in March 2022, required the Partnership to maintain cash collateral equal to 100% of the notional amount. In March 2022, the Partnership allocated the notional amount of $63.5 million from the second total return swap to the first total return swap which resulted in an increase in unrestricted cash of approximately $41.3 million.

Interest Rate Cap Agreement

The Partnership has entered into an interest rate cap agreement to mitigate our exposure to interest rate fluctuations on variable-rate debt financing facilities. The following tables summarize the Partnership’s interest rate cap agreement as of March 31, 2022 and December 31, 2021:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of March 31, 2022
August 2019	76,184,554	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$185,475
							$185,475
(1)
See Notes 15 and 22 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2021
August 2019	76,544,336	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$51,090
							$51,090
(1)
See Notes 15 and 22 for additional details.

18. Commitments and Contingencies

Legal Proceedings

The Partnership, from time to time, is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur and the amount of the loss can be reasonably estimated, the estimated amount of the loss is accrued in the Partnership's condensed consolidated financial statements. If the Partnership determines that a loss is reasonably possible, the Partnership will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. While the resolution of these matters cannot be predicted with certainty, the Partnership currently believes there are no pending legal proceedings in which the Partnership is currently involved the outcome of which will have a material effect on the Partnership’s financial condition, results of operations, or cash flows.

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of March 31, 2022:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Rate	Estimated Closing Date	Fair Value as of March 31, 2022
CCBA Senior Garden Apartments	July 2020	$3,807,000	4.50%	Q3 2022	$-
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	145,323
		$7,707,000			$145,323

Investment Commitments

The Partnership has remaining commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership also has outstanding commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership's total and remaining commitments as of March 31, 2022:

Property Name	Commitment Date	Maturity Date	Interest Rate	Total Initial Commitment	Remaining Commitment as of March 31, 2022
Mortgage Revenue Bonds
Residency at the Mayer - Series A	October 2021	April 2039	SOFR + 3.60% (1)	$29,500,000	$4,500,000
Meadow Valley	December 2021	December 2029	6.25%	44,000,000	43,900,000
Subtotal				73,500,000	48,400,000

Taxable Mortgage Revenue Bonds
Ocotillo Springs - Series A-T	July 2020	August 2022 (2)	LIBOR + 3.55% (1)	$7,000,000	$3,300,000
Residency at the Mayer Series A-T	October 2021	April 2024 (2)	SOFR + 3.70% (1)	12,500,000	11,500,000
Subtotal				19,500,000	14,800,000

Governmental Issuer Loans
Hope on Avalon	January 2021	February 2023 (2)	SIFMA + 3.75% (1)	$23,390,000	$12,408,800
Hope on Broadway	January 2021	February 2023 (2)	SIFMA + 3.75% (1)	12,105,623	3,414,378
Osprey Village	July 2021	August 2024 (2)	SOFR + 3.07% (1)	60,000,000	48,144,643
Willow Place Apartments	September 2021	October 2024 (2)	SOFR + 3.30% (1)	25,000,000	21,028,214
Subtotal				120,495,623	84,996,035

Taxable Governmental Issuer Loans
Hope on Avalon (Taxable)	January 2021	February 2023 (2)	SOFR + 3.55% (1)	$10,573,000	$9,573,000
Subtotal				10,573,000	9,573,000

Property Loans
Scharbauer Flats Apartments	June 2020	January 2023 (2)	LIBOR + 2.85%	$24,160,000	$7,637,988
Oasis at Twin Lakes	July 2020	August 2023 (2)	LIBOR + 2.50% (1)	27,704,180	4,542,507
Centennial Crossings	August 2020	September 2023 (2)	LIBOR + 2.50% (1)	24,250,000	6,815,740
Hilltop at Signal Hills	January 2021	August 2023 (2)	SOFR + 3.07% (1)	21,197,939	10,878,049
Legacy Commons at Signal Hills	January 2021	February 2024 (2)	SOFR + 3.07% (1)	32,233,972	15,985,341
Osprey Village	July 2021	August 2024 (2)	SOFR + 3.07% (1)	25,500,000	24,500,000
Willow Place Apartments	September 2021	October 2024 (2)	SOFR + 3.30% (1)	21,351,328	20,351,328
Magnolia Crossing (3)	December 2021	December 2022 (2)	SOFR + 6.50% (1)	14,500,000	847,606
Subtotal				190,897,419	91,558,559

Equity Investments
Vantage at Hutto	November 2020	N/A	N/A	$11,233,000	$4,833,670
Vantage at San Marcos (4)	November 2020	N/A	N/A	9,914,529	8,943,914
Vantage at Loveland	April 2021	N/A	N/A	16,329,000	1,308,260
Vantage at Fair Oaks	June 2021	N/A	N/A	11,011,245	634,381
Vantage at McKinney Falls	December 2021	N/A	N/A	11,431,272	3,571,068
Subtotal				59,919,046	19,291,293

Bond Purchase Commitments
CCBA Senior Garden Apartments	July 2020	Q3 2022 (5)	4.50%	$3,807,000	$3,807,000
Anaheim & Walnut	September 2021	Q3 2024 (5)	4.85%	3,900,000	3,900,000
Subtotal				7,707,000	7,707,000

Total Commitments				$482,592,088	$276,325,887
(1)
The variable index interest rate component is subject to a floor.
(2)
The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(3)
The remaining loan commitment will be used to cover debt service over the twelve month term of the property loan.
(4)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5). A development site has been identified for this property but construction had not commenced as of March 31, 2022.
(5)
This is the estimated closing date of the associated bond purchase commitment.

Construction Loan Guarantees

The Partnership has entered into guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of March 31, 2022:

Borrower	Guarantee Maturity	Maximum Balance Available on Loan	Loan Balance as of March 31, 2022	Partnership's Maximum Exposure as of March 31, 2022	Guarantee Terms
Vantage at Stone Creek	2023	$34,222,000	$34,222,000	$17,111,000	(1)
Vantage at Coventry	2023	34,536,000	34,536,000	17,268,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guarantee agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $5.0 million. The Partnership was in compliance with these requirements as of March 31, 2022. The Partnership has also provided indemnification to the lender for various costs including environmental non-compliance and remediation during the term.

Other Guarantees and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of March 31, 2022:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of March 31, 2022
Ohio Properties	2026	$2,661,066
Greens of Pine Glen, LP	2027	1,854,212

19. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership previously issued Series A Preferred Units via a private placement to five financial institutions. The Partnership had not issued any Series A-1 Preferred Units or Series B Preferred Units as of March 31, 2022. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder.

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

In the event of any liquidation, dissolution, or winding up of the Partnership, the holders of the Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units are entitled to a liquidation preference in connection with their investments. With respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs, the Series A Preferred Units and Series A-1 Preferred Units will rank: (a) senior to the Partnership's BUCs, the Series B Preferred Units,

and to any other class or series of Partnership interests or securities expressly designated as ranking junior to the Series A Preferred Units or Series A-1 Preferred Units; (b) junior to the Partnership's existing indebtedness (including indebtedness outstanding under the Partnership's senior bank credit facility) and other liabilities with respect to assets available to satisfy claims against the Partnership; and (c) junior to any other class or series of Partnership interests or securities expressly designated as ranking senior to the Series A Preferred Units or Series A-1 Preferred Units. The Series B Preferred Units will rank: (a) senior to the BUCs and to any other class or series of Partnership interests or securities that is not expressly designated as ranking senior or on parity with the Series B Preferred Units; (b) junior to the Series A Preferred Units and Series A-1 Preferred Units and to each other class or series of Partnership interests or securities with terms expressly made senior to the Series B Preferred Units; and (c) junior to all the Partnership's existing indebtedness (including indebtedness outstanding under the Partnership's senior bank credit facility) and other liabilities with respect to assets available to satisfy claims against the Partnership.

The following table summarizes the outstanding Series A Preferred Units as of March 31, 2022 and December 31, 2021:

Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2023 (1)
May 2016	1,386,900	13,869,000	3.00%	10.00	May 2023 (1)
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2023 (1)
December 2016	700,000	7,000,000	3.00%	10.00	December 2022
March 2017	1,613,100	16,131,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Series A Preferred Units outstanding as of March 31, 2022 and December 31, 2021	9,450,000	$94,500,000
(1)
The holder did not provide a notice of its intent to redeem prior to the date 180 days before the first optional redemption date. Accordingly, the holder's next optional redemption date is on the seventh anniversary of the sale of the Series A Preferred Units.

20. Restricted Unit Awards

The Partnership’s Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of March 31, 2022, there were approximately 545,000 restricted units and other awards available for future issuance. The number of BUCs with respect to which awards may be granted under the Plan, the number of BUCs subject to outstanding awards granted under the Plan, and the grant price with respect to any such awards were retroactively adjusted to account for the Reverse Unit Split on a one-for-three basis. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $174,000 and $78,000 for the three months ended March 31, 2022 and 2021, respectively. Compensation expense is reported within “General and administrative expenses” in the Partnership's condensed consolidated statements of operations.

The following table summarizes the RUA activity for the three months ended March 31, 2022 and for the year ended December 31, 2021 (all amounts are presented giving effect to the 1-for-3 Reverse Unit Split which became effective on April 1, 2022):

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2021	44,271	$14.94
Granted	88,775	19.47
Vested	(55,523)	17.67
Unvested as of December 31, 2021	77,523	18.18
No activity	-	-
Unvested as of March 31, 2022	77,523	$18.18

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $689,000 as of March 31, 2022. The remaining compensation expense is expected to be recognized over a weighted average period of 1.0 years. The total intrinsic value of unvested RUAs was approximately $1.4 million as of March 31, 2022.

21. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership's condensed consolidated financial statements for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Partnership administrative fees paid to AFCA 2 (1)	$1,217,000	$966,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	19,000	11,000
Referral fees paid to an affiliate (3)	-	-

(1)
AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, taxable MRBs, GILs, taxable GIL, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.
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
(3)
The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee up to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2022, unless the parties mutually agree to extend the term.

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs, taxable MRBs, GILs, taxable GIL and certain property loans for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs, GILs and certain property loans and affiliates for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Non-Partnership property administrative fees received by AFCA 2 (1)	$9,000	$9,000
Investment/mortgage placement fees earned by AFCA 2 (2)	-	1,254,000
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

Greystone Select, an affiliate of the Partnership, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement (Note 14). The guaranty is enforceable if an event of default occurs, the administrative agent takes certain actions in relation to the collateral and the amounts due under the Secured Credit Agreement are not collected within a certain period of time after the commencement of such actions. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership reported receivables due from unconsolidated entities of approximately $168,000 and $149,000 as of March 31, 2022 and December 31, 2021, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $455,000 and $417,000 as of March 31, 2022 and December 31, 2021, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2022 and December 31, 2021, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing services by evaluating consistency with information from either the third-party pricing services or public sources. The fair value estimates of the MRBs, taxable MRBs and bond purchase commitments are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments are categorized as Level 3 assets.

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2022 and December 31, 2021 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Mortgage revenue bonds	1.6% - 20.2%	0.9% - 19.1%	4.3%	3.1%
Taxable mortgage revenue bonds	4.0% - 9.2%	4.0% - 8.1%	5.5%	5.9%
Bond purchase commitments	4.3% - 4.5%	3.2% - 3.3%	4.4%	3.2%

(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.

Derivative Financial Instruments

The effect of the Partnership’s interest rate swap agreements is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the agreement. The Partnership uses a third-party pricing service that incorporates commonly used market pricing methods. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements and therefore the interest rate swaps are categorized as Level 2 assets or liabilities.

The effect of the Partnership’s interest rate cap is to set a cap, or upper limit, subject to performance of the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement. The effect of the Partnership’s interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement. The inputs in the interest rate cap and interest rate swap agreements valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA, as well as any recent interest rate cap trades with similar terms. The fair value is based on a model with inputs that are not observable and therefore the interest rate cap is categorized as a Level 3 asset.

The effect of the Partnership’s total return swaps is to lower the net interest rate related to the Partnership’s Secured Notes equal to the notional amount of the derivative instruments. The inputs in the total return swap valuation model include changes in the value of the Secured Notes and the associated changes in value of the underlying assets securing the Secured Notes, accrued and unpaid interest, and any potential gain share amounts. The fair value is based on a model with inputs that are not observable and therefore the total return swaps are categorized as Level 3 assets or liabilities.

Assets measured at fair value on a recurring basis as of March 31, 2022 are summarized as follows:

	Fair Value Measurements as of March 31, 2022
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$714,524,298	$-	$-	$714,524,298
Mortgage revenue bonds	20,431,600	-	-	20,431,600
Bond purchase commitments (reported within other assets)	145,323	-	-	145,323
Taxable mortgage revenue bonds (reported within other assets)	9,535,962	-	-	9,535,962
Derivative financial instruments (reported within other assets)	2,738,404	-	2,340,746	397,658
Total Assets at Fair Value, net	$747,375,587	$-	$2,340,746	$745,034,841

The following tables summarize the activity related to Level 3 assets for the three months ended March 31, 2022:

	For the Three Months Ended March 31, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance January 1, 2022	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	114,300	-	-	1,874,738	1,989,038
Included in other comprehensive income	(47,536,733)	(819,081)	(214,923)	-	(48,570,737)
Purchases	69,365,000	-	6,325,000	-	75,690,000
Settlements	(79,635,980)	-	(2,558)	(1,820,498)	(81,459,036)
Other (2)	(860,533)	-	-	-	(860,533)
Ending Balance March 31, 2022	$734,955,898	$145,323	$9,535,962	$397,658	$745,034,841
Total amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on March 31, 2022	$5,279	$-	$-	$134,384	$139,663
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2)
The other line is related to a re-allocation of the loan loss allowance upon restructuring of the Live 929 Apartments MRBs and property loan.

Assets measured at fair value on a recurring basis as of December 31, 2021 are summarized as follows:

	Fair Value Measurements as of December 31, 2021
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$750,934,848	$-	$-	$750,934,848
Mortgage revenue bonds	42,574,996	-	-	42,574,996
Bond purchase commitments (reported within other assets)	964,404			964,404
Taxable mortgage revenue bonds (reported within other assets)	3,428,443	-	-	3,428,443
Derivative instruments (reported within other assets)	343,418	-	-	343,418
Total Assets at Fair Value, net	$798,246,109	$-	$-	$798,246,109

The following tables summarize the activity related to Level 3 assets and liabilities for the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2021	$794,432,485	$431,879	$1,510,437	$321,503	$796,696,304
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	34,531	-	-	1,806,167	1,840,698
Included in other comprehensive loss	(16,234,685)	(120,970)	(64,112)	-	(16,419,767)
Purchases	2,071,500	-	-	-	2,071,500
Settlements	(8,778,919)	-	(2,337)	(1,800,294)	(10,581,550)
Ending Balance March 31, 2021	$771,524,912	$310,909	$1,443,988	$327,376	$773,607,185
Total amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on March 31, 2021	$-	$-	$-	$7,451	$7,451
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Total gains and losses included in earnings for the derivative financial instruments are reported within “Interest expense” in the Partnership's condensed consolidated statements of operations.

As of March 31, 2022 and December 31, 2021, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GIL, and construction financing loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GILs, and construction financing loans are categorized as Level 3 assets. The fair value of the GILs, taxable GILs, and construction financing loans approximated amortized cost as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$882,453,664	$891,986,761	$820,078,714	$854,428,834
Secured lines of credit	30,199,000	30,199,000	45,714,000	45,714,000
Mortgages payable and other secured financing	26,683,361	26,684,572	26,824,543	26,825,840

23. Segments

As of March 31, 2022, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership presented a fifth reportable segment, Public Housing Capital Fund Trusts, in its recent quarterly and annual filings. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020 and information is not presented for this segment as it had no operations during the periods presented. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs, and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments, and the related property loans, net of loan loss allowances, are reported as such in the Partnership's condensed consolidated balance sheets. As of March 31, 2022, the Partnership reported 71 MRBs and nine GILs in this segment. As of March 31, 2022, the multifamily residential properties securing the MRBs and GILs contain a total of 10,389 and 1,832 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of an MRB and a property loan that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of the independent living, assisted living and memory care units. As of March 31, 2022, the property securing the MRB contains a total of 154 seniors housing units and the skilled nursing facility securing the property loan has 128 beds.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of the operations of ATAX Vantage Holdings, LLC, which makes noncontrolling equity investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily properties (Note 9). The Market-Rate Joint Venture Investments segment also includes the consolidated VIE of Vantage at San Marcos (Note 5).

MF Properties Segment

The MF Properties segment consists primarily of multifamily and student housing residential properties held by the Partnership (Note 8). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. As of March 31, 2022, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Total revenues
Affordable Multifamily MRB Investments	$14,133,406	$10,794,788
Seniors and Skilled Nursing MRB Investments	229,378	-
Market-Rate Joint Venture Investments	2,916,586	1,898,176
MF Properties	1,927,001	1,694,524
Total revenues	$19,206,371	$14,387,488

Interest expense
Affordable Multifamily MRB Investments	$3,472,044	$4,944,277
Seniors and Skilled Nursing MRB Investments	-	-
Market-Rate Joint Venture Investments	192,324	-
MF Properties	272,763	282,198
Total interest expense	$3,937,131	$5,226,475

Depreciation expense
Affordable Multifamily MRB Investments	$5,962	$5,811
Seniors and Skilled Nursing MRB Investments	-	-
Market-Rate Joint Venture Investments	-	-
MF Properties	677,700	677,649
Total depreciation expense	$683,662	$683,460

Net income (loss)
Affordable Multifamily MRB Investments	$6,965,555	$2,549,452
Seniors and Skilled Nursing MRB Investments	228,753	-
Market-Rate Joint Venture Investments	19,162,043	4,706,221
MF Properties	(92,333)	(262,819)
Net income	$26,264,018	$6,992,854

The following table details total assets for the Partnership’s reportable segments as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Total assets
Affordable Multifamily MRB Investments	$1,320,010,193	$1,304,626,248
Seniors and Skilled Nursing MRB Investments	12,761,007	13,533,020
Market-Rate Joint Venture Investments	111,842,744	112,052,513
MF Properties	61,702,566	66,501,994
Consolidation/eliminations	(110,414,222)	(110,804,292)
Total assets	$1,395,902,288	$1,385,909,483

24. Subsequent Events

On April 1, 2022, the Partnership effected the one-for-three Reverse Unit Split of its outstanding BUCs. As a result of the Reverse Unit Split, holders of BUCs received one BUC for every three BUCs owned at the close of business on April 1, 2022. The one-for-three Reverse Unit Split has been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods presented in the Partnership’s condensed consolidated financial statements.

In April 2022, the Partnership extended the maturity of the TOB Trust 2021-XF-2953 with Barclays from January 2023 to April 2023. In addition, the Partnership extended the maturity of the Hope on Avalon and Hope on Broadway TOB trust financings with

Mizuho from February 2023 to August 2023. There were no additional changes to terms or fees associated with the extension of the TOB trust financings.

In April 2022, the Partnership deposited the Lutheran Gardens MRB into an existing TOB trust financing arrangement with Barclays for additional debt financing proceeds. The following table summarizes the terms of the TOB trust financing upon deposit of the MRB:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Reset Frequency	OBFR Based Rates	Facility Fees	Interest Rate
TOB Trust 2021-XF2953	$8,280,000	April 2023	Weekly	0.59%	1.27%	1.86%

In April 2022, the Partnership committed to fund an MRB and a taxable MRB for the construction and permanent financing of an affordable multifamily property. The Partnership funded its initial investment with available cash. The following table summarizes the terms of the Partnership’s MRB and taxable MRB commitments:

Commitment	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Funding	Maximum Remaining Commitment
The Residency at the Entrepreneur - Series J-1	April 2022	Los Angeles, CA	200	3/31/2040	6.00%	$9,000,000	$-
The Residency at the Entrepreneur - Series J-2	April 2022	Los Angeles, CA	200	3/31/2040	6.00%	7,500,000	-
The Residency at the Entrepreneur - Series J-3	April 2022	Los Angeles, CA	200	3/31/2040	6.00%	-	26,080,000
The Residency at the Entrepreneur - Series J-4 (1)	April 2022	Los Angeles, CA	200	3/31/2040	SOFR + 3.60% (2)	-	16,420,000
The Residency at the Entrepreneur - Series J-T	April 2022	Los Angeles, CA	200	4/1/2025 (3)	SOFR + 3.65% (4)	1,000,000	12,000,000
						$17,500,000	$54,500,000
(1)
Upon stabilization, the Series J-4 MRB will become subordinate to the Series J-1, J-2 and J-3 MRBs.
(2)
The interest rate is subject to an all-in floor of 3.87%. Upon stabilization, Series J-4 MRB will convert to a fixed rate of 8.0%.
(3)
The borrower has the option to extend the maturity up to six months upon meeting certain conditions, including payment of a non-refundable extension fee.
(4)
The interest rate is subject to an all-in floor of 3.92%.

In April 2022, the Partnership issued 2,000,000 Series A-1 Preferred Units to a financial institution in exchange for 2,000,000 outstanding Series A Preferred Units held by that institution. There were no net proceeds to the Partnership as a result of the exchange transaction.

In April 2022, the Partnership and Bankers Trust Company amended the Acquisition LOC credit agreement to update certain defined terms effective March 31, 2022.

In April 2022, the Partnership loaned funds totaling $825,000 to a borrower in the form of a property loan secured by the borrower’s interest in Poppy Grove, a development property. The property loan bears interest at a fixed rate of 8.0% and has a stated maturity date in July 2022.

In May 2022, the following MRB was redeemed at a price equal to the Partnership’s carrying value plus accrued interest:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Bridle Ridge	May 2022	Greer, SC	152	1/1/2043	6.00%	$7,100,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P., its consolidated subsidiaries, and consolidated VIEs for all periods presented. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure. All BUC and per BUC numbers have been retroactively adjusted to reflect the 1-for-3 Reverse Unit Split effected on April 1, 2022.

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Partnership’s condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions include those used in determining (i) the fair value of MRBs; (ii) investment impairments; (iii) impairment of real estate assets; and (iv) loan loss allowances.

Partnership Summary

The Partnership was formed in 1998 primarily for the purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We expect and believe the interest received on these MRBs and GILs is excludable from gross income for federal income tax purposes. We may also invest in other types of securities and investments that may or may not be secured by real estate to the extent allowed by the Partnership Agreement.

We also make noncontrolling equity investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily properties. The Partnership is entitled to distributions if, and when, cash is available for distribution either through operations, a refinance or sale of the property. In addition, the Partnership may acquire and hold interests in multifamily, student and senior citizen residential properties (“MF Properties”) until their “highest and best use” can be determined by management.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s condensed consolidated financial statements for additional details.

As of March 31, 2022, we have four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. The Partnership presented a fifth reportable segment, Public Housing Capital Fund Trusts, in its previous quarterly and annual filings. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020 and information is not presented for this segment as it had no operations during the periods presented. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	Percentage of Total	2021	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$14,133	74%	$10,795	75%
Seniors and Skilled Nursing MRB Investments	229	1%	-	0%
Market-Rate Joint Venture Investments	2,917	15%	1,898	13%
MF Properties	1,927	10%	1,695	12%
Total revenues	$19,206		$14,388

Net income (loss)
Affordable Multifamily MRB Investments	$6,966	27%	$2,549	36%
Seniors and Skilled Nursing MRB Investments	229	1%	-	0%
Market-Rate Joint Venture Investments	19,162	72%	4,706	68%
MF Properties	(92)	0%	(263)	-4%
Net income	$26,265		$6,992

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

Environmental Responsibility

Achieving environmental and sustainability goals in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific qualified allocation plan (“QAP”) as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as the use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. During 2021, properties related to our MRB investments in Jackson Manor Apartments and Residency at the Mayer and all our six new GIL investments were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs. Our MRB investment in Meadow Valley in December 2021 received only private activity bond cap allocation but was done in conjunction with commercial property assessed clean energy financing from another lender.

The Suites on Paseo MF Property, which is wholly owned by the Partnership, is LEED Silver Certified. LEED provides a framework for healthy, efficient, carbon and cost-saving green buildings. To achieve LEED certification, a property earns points by adhering to prerequisites and credits that address carbon, energy, water, waste, transportation, materials, health and indoor environmental quality.

We are committed to minimizing the overall environmental impact of our corporate operations. As only 13 employees of Greystone Manager are responsible for the Partnership’s operations, we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

Social Responsibility

Our investments in MRBs and GILs directly support the construction, rehabilitation, and stabilized operation of decent, safe, and sanitary affordable multifamily housing across the United States. Each of the properties securing our MRB and GIL investments is required to maintain a minimum percentage of units set-aside for low-income tenants in accordance with IRC guidelines, and the owners of the properties often agree to exceed the minimum IRC requirements. In addition, the rent charged to low-income tenants at MRB or GIL properties is often restricted to a certain percentage of the tenants’ income, making them more affordable. For any newly originated MRBs or GILs associated with a low-income housing tax credit property, restrictions regarding tenant incomes and rents charged to those low-income households are required. These properties provide valuable support to both low-income and market-rate tenants and create housing diversity in the geographic and social communities in which they are located.

Corporate Governance

Greystone Manager, as the general partner of the Partnership’s general partner, is committed to corporate governance that aligns with the interests of our Unitholders and stakeholders. The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Greystone Manager Board of Managers complies with NASDAQ listing rules and SEC rules applicable to the Partnership. All the members of the Audit Committee of Greystone Manager are independent under the applicable SEC and NASDAQ independence requirements, two of whom qualify as “audit committee financial experts.” Of the seven Managers of Greystone Manager, one Manager is female.

Recent Developments

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2022 and 2021:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income allocable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2022
Mortgage revenue bond acquisitions and advances	3	$69,365	N/A	N/A	6
Mortgage revenue bond redemptions	4	70,479	$45,109	N/A	6
Governmental issuer loan advances	6	16,882	N/A	N/A	7
Investments in unconsolidated entities	5	12,777	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	12,240	N/A	$2,646	9
Property loan advances	5	38,412	N/A	N/A	10
Property loan redemptions and principal paydowns	7	3,251	N/A	N/A	10
Taxable mortgage revenue bond acquisition and advance	2	6,325	N/A	N/A	12

For the Three Months Ended March 31, 2021
Mortgage revenue bond advance	1	$2,072	N/A	N/A	6
Mortgage revenue bond redemptions	2	7,385	N/A	N/A	6
Governmental issuer loan advances	6	39,068	N/A	N/A	7
Investment in unconsolidated entity	1	1,426	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,425	N/A	$702	9
Property loan advances	3	3,000	N/A	N/A	10
Taxable governmental issuer loan advance	1	1,000	N/A	N/A	12
(1)
See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three months ended March 31, 2022 and 2021, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Maximum SIFMA Cap Rate (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended March 31, 2022
Net repayment on secured LOC	1	$15,515	Yes	N/A	14
Proceeds from TOB trust financings with Mizuho	8	108,530	Yes	N/A	15
Proceeds from TOB trust financing with Barclays	1	800	Yes	N/A	15
Unrestricted cash from total return swap	1	41,275	Yes	N/A	17
Interest rate swaps purchased	2	-	N/A	N/A	17

For the Three Months Ended March 31, 2021
Net repayment on unsecured LOCs	5	$7,475	No	N/A	N/A
Proceeds from TOB trust financings with Mizuho	5	39,594	Yes	N/A	15
(1)
See "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 below.

Affordable Multifamily MRB Investments Segment

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

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$14,133	$10,795	$3,338	30.9%
Interest expense	3,472	4,944	(1,472)	-29.8%
Segment net income	6,966	2,549	4,417	173.3%

Comparison of the three months ended March 31, 2022 and 2021

Total revenues increased for the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to:

•
An increase of approximately $1.8 million in other interest income for payments received on the Ohio Properties and Live 929 Apartments property loans that were previously in nonaccrual status;
•
An increase of approximately $933,000 in interest income from higher GIL investment balances;
•
An increase of approximately $539,000 of other interest income due to additional property loan, taxable MRB and taxable GIL investments; and
•
A decrease of approximately $1.0 million in interest income from MRB investments due to redemptions and principal paydowns, offset by an increase of approximately $1.1 million in interest income due to MRB acquisitions.

Interest expense decreased for the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to:

•
A decrease of approximately $2.5 million due to an increase in the fair market value of the Partnership's interest rate derivative instruments attributable to rising market interest rates;
•
An increase of approximately $765,000 due to an increase in the average outstanding principal of $185.0 million; and
•
An increase of approximately $231,000 due to slightly higher average interest rates on variable-rate and fixed-rate debt financing.

Segment net income for the three months ended March 31, 2022 increased as compared to the same period in 2021 due to:

•
The changes in total revenue and total interest expense detailed in the tables below; and
•
An increase in general and administrative expenses related to an increase of approximately $96,000 in restricted unit award expense, an increase of approximately $67,000 in travel and insurance expenses, and an increase of approximately $251,000 in administration fees paid to AFCA2 due to greater assets under management.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended March 31, 2022 and 2021. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended March 31,
	2022				2021
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$690,233	$9,812	5.7%		$667,989	$9,751	5.8%
Governmental issuer loans	194,028	1,672	3.4%		90,094	739	3.3%
Property loans	73,905	2,504	13.6%	(1)	15,671	227	5.8%
Other investments	8,305	114	5.5%		1,959	54	11.0%
Total interest-earning assets	$966,471	$14,102	5.8%		$775,713	$10,771	5.6%
Non-investment income		31				24
Total revenues		$14,133				$10,795

Interest-bearing liabilities:
Lines of credit	$27,578	$234	3.4%		$11,117	$77	2.8%
Fixed TEBS financing	277,580	2,732	3.9%		288,011	2,790	3.9%
Variable TEBS financing	76,801	288	1.5%		78,119	279	1.4%
Variable Secured Notes (2)	103,029	732	2.8%		103,397	583	2.3%
Fixed Term & TOB trust financing	12,931	64	2.0%		13,024	115	3.5%
Variable TOB trust financing	395,161	1,562	1.6%		214,374	901	1.7%
Amortization of deferred finance costs	N/A	335	N/A		N/A	206	N/A
Derivative fair value adjustments	N/A	(2,475)	N/A		N/A	(7)	N/A
Total interest-bearing liabilities	$893,080	$3,472	1.6%		$708,042	$4,944	2.8%
Net interest income/spread (3)		$10,630	4.4%			$5,827	3.0%
(1)
Interest income includes $1.8 million for one-time payments received on property loans that were previously in nonaccrual status. Excluding this one-time item, the average interest rate was 3.8%.
(2)
Interest expense is reported net of income/loss on the Partnership’s two total return swaps.
(3)
Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended March 31, 2022 and 2021, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended March 31, 2022 vs. 2021
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$61	$325	$(264)
Governmental issuer loans	933	853	80
Property loans	2,277	844	1,433
Other investments	60	175	(115)
Total interest-earning assets	$3,331	$2,197	$1,134

Interest-bearing liabilities:
Lines of credit	$157	$114	$43
Fixed TEBS financing	(58)	(101)	43
Variable TEBS financing	9	(5)	14
Variable Secured Notes (1)	149	(2)	151
Fixed Term & TOB trust financing	(51)	(1)	(50)
Variable TOB trust financing	661	760	(99)
Amortization of deferred finance costs	129	N/A	129
Derivative fair value adjustments	(2,468)	N/A	(2,468)
Total interest-bearing liabilities	$(1,472)	$765	$(2,237)
Net interest income	$4,803	$1,432	$3,371
(1)
Interest expense is reported net of income/loss on the Partnership’s two total return swaps.

Operational Matters

We continue to regularly discuss operations and the impacts of COVID-19 with property owners and property management service providers of multifamily properties securing our MRBs. We have noted in conversations with certain property managers that rent payment relief programs are still being utilized by some of the tenant population. We noted slight declines in occupancy and operating results at our multifamily properties securing MRBs due to COVID-19. However, operating results, plus the availability of reserves, have allowed all properties to be current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments. If property operating results significantly decline, we may choose to provide support to the properties through supplemental property loans to prevent defaults on the related MRBs.

During 2020 and the first half of 2021, COVID-19 had a significant impact on Live 929 Apartments, our sole student housing MRB property. As of March 31, 2022, Live 929 Apartments is 98% occupied, which is higher than occupancy levels prior to the onset of COVID-19. The nearby educational institution, Johns Hopkins University, has resumed on-campus, in-person classes. In January 2022, the borrower completed a restructuring of all senior debt secured by the property. The restructuring transaction provided additional funds to resolve certain payables, fund a debt service reserve, fund repairs and capital improvements, and improve the debt service coverage going forward. In the restructuring transaction, our Live 929 Apartments – 2014 Series A and 2014 Series B MRBs were redeemed at par plus accrued interest and we purchased a new Series 2022A MRB with principal of $66.4 million and a Series 2022B taxable MRB of $3.6 million, both with fixed interest rates of 4.30%. We believe the restructured debt and estimated future property operations will eliminate the need for further forbearance.

The borrower of the Provision Center 2014-1 MRB, our only commercial MRB property, filed for protection under Chapter 11 of Title 11 of the United States Code in December 2020. In January 2022, the US Bankruptcy Court for the Middle District of Tennessee approved a sale of the Knoxville facility to a third party. The borrower and the purchaser continue to work toward closing of the sale later in 2022. The net sale proceeds and funds held by the trustee will be distributed to bondholders upon closing of the sale. The Partnership owns approximately 9.2% of the outstanding senior MRBs, and we expect to receive approximately $4.6 million of net proceeds upon closing.

Properties securing our GILs and related property loans are currently under construction and have not yet commenced leasing operations. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor or incurred material construction cost overruns.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of the independent living, assisted living and memory care units.

As of March 31, 2022, we owned one MRB with aggregate outstanding principal of $100,000, with an outstanding commitment to provide additional funding of $43.9 million on a draw-down basis during construction. This MRB was issued to finance the construction and stabilization of a combined independent living, assisted living and memory care property in Traverse City, MI, with 154 total units. Furthermore, in 2021 we funded a property loan with outstanding principal of $13.4 million as of December 31, 2021, secured by a 128-bed skilled nursing facility in Houston, TX.

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$229	$-	$229	N/A
Interest expense	-	-	-	N/A
Segment net income	229	-	229	N/A

Operations in this segment began in December 2021.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of our noncontrolling joint venture equity investments in market-rate multifamily properties, also referred to as our investments in unconsolidated entities, and property loans due from market-rate multifamily properties. Our joint venture equity investments are passive in nature. Operational oversight of each property is controlled by our joint venture partner according to the entity’s operating agreement. All properties are managed by a property management company affiliated with our joint venture partner. Decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends.

An affiliate of our joint venture partner provides a guarantee of our preferred returns on our equity investments through a date approximately five years after commencement of construction. We account for our joint venture equity investments using the equity method and recognize our preferred returns during the hold period. Upon the sale of a property, net proceeds will be distributed according to the entity operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized in net income upon receipt. Historically, the majority of our income from our joint venture equity investments is recognized at the time of sale. As a result, we may experience significant income recognition in those quarters when a property is sold and our equity investment is redeemed.

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$2,917	$1,898	$1,019	53.7%
Interest expense	192	-	192	N/A
Gain on sale of investments in unconsolidated entities	16,440	2,809	13,631	485.3%
Segment net income	19,162	4,706	14,456	307.2%

Comparison of the three months ended March 31, 2022 and 2021

The increase in total revenues for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to the following:

•
An increase of approximately $853,000 of investment income from Vantage at Murfreesboro which was sold in March 2022;
•
A net increase of approximately $1.0 million in recurring investment income primarily due to additional and ongoing investments in unconsolidated entities during 2021 and 2022; and
•
A decrease of approximately $862,000 of investment income recognized upon the sale of Vantage at Germantown in March 2021.

Interest expenses for the three months ended March 31, 2022 is related to our General LOC this is primarily secured by our investments in unconsolidated entities.

The gain on sale of investments in unconsolidated entities is related to the sale of the Vantage at Murfreesboro property in March 2022 for a gain of approximately $16.4 million. In addition, we received additional cash of approximately $75,000 in March 2022 upon final settlement of the Vantage at Bulverde sale that closed in August 2021. The gain on sale of investments in unconsolidated entities for the three months ended March 2021 related to the sale of the Vantage at Germantown in March 2021 for a gain of approximately $2.8 million.

The change in segment net income for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Operational Matters

Supply chains for certain materials and labor needed to construct the properties underlying our investments in unconsolidated entities have been constrained in the current environment, but to date, properties under construction have not experienced any material supply chain disruptions. We have also noted volatile market prices for construction materials, particularly lumber and commodities, yet we have noted no material construction cost overruns to date. As of March 31, 2022, our five stabilized investments have occupancy of near or above 90%. One property, Vantage at Tomball, began leasing in the first quarter of 2022 and is 17% occupied as of March 31, 2022.

MF Properties Segment

As of March 31, 2022 and 2021, the Partnership owned the Suites on Paseo and The 50/50 MF Properties containing a total of 859 rental units.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
MF Properties
Total revenues	$1,927	$1,695	$232	13.7%
Interest expense	273	282	(9)	-3.2%
Segment net loss	(92)	(263)	171	65.0%

Comparison of the three months ended March 31, 2022 and 2021

The increase in total revenues for the three months ended March 31, 2022 as compared to the same period in 2021 is due primarily to higher occupancy at the Suites on Paseo MF Property. Higher occupancy is a result of the resumption of on-campus, in-person classes for the Fall 2021 semester at San Diego State University after having suspended on-campus, in-person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns.

The decrease in interest expense is due to a decrease in the average outstanding principal.

The improvement in segment net loss for the three months ended March 31, 2022 as compared to the same period in 2021 was due to the changes in total revenue and interest expense described above and an increase of approximately $56,000 in general operating expenses at the MF properties.

Operational Matters

Both MF Properties are adjacent to universities and serve primarily university students. The University of Nebraska-Lincoln, which is adjacent to The 50/50 MF Property, is holding on-campus, in-person classes. The property is 88% occupied as of March 31, 2022, which remains below occupancy levels prior to the onset of COVID-19. However, the property has generated sufficient operating cash flows to meet all mortgage payment and operational obligations through March 31, 2022.

San Diego State University, which is adjacent to the Suites on Paseo MF Property, has resumed on-campus, in-person classes. Physical occupancy at the Suites on Paseo MF Property was 93% as of March 31, 2022, which is higher than occupancy levels prior to the onset of COVID-19. There is currently no direct debt associated with the Suites on Paseo MF Property and the property’s operating cash flows have been sufficient to meet all operational obligations through March 31, 2022.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment classes. The narrative discussion that follows provides a brief operating analysis of each investment class as of and for the three months ended March 31, 2022 and 2021.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of March 31, 2022. Debt service on our MRBs for the non-consolidated stabilized properties was current as of March 31, 2022. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2022	2022	2021	2022	2021
MRB Multifamily Properties-Stabilized (3)
Courtyard	CA	108	100%	100%	97%	92%
Glenview Apartments	CA	88	92%	99%	94%	96%
Harden Ranch	CA	100	98%	99%	94%	97%
Harmony Court Bakersfield	CA	96	96%	96%	95%	87%
Harmony Terrace	CA	136	98%	99%	130%	115%
Las Palmas II	CA	81	100%	100%	98%	98%
Lutheran Gardens (4)	CA	76	95%	n/a	94%	n/a
Montclair Apartments	CA	80	93%	98%	97%	93%
Montecito at Williams Ranch Apartments	CA	132	95%	92%	107%	102%
Montevista	CA	82	95%	96%	97%	111%
San Vicente	CA	50	98%	98%	99%	92%
Santa Fe Apartments	CA	89	93%	99%	85%	91%
Seasons at Simi Valley	CA	69	97%	100%	115%	110%
Seasons Lakewood	CA	85	99%	99%	97%	101%
Seasons San Juan Capistrano	CA	112	98%	96%	97%	95%
Solano Vista	CA	96	94%	100%	95%	91%
Summerhill	CA	128	98%	97%	97%	89%
Sycamore Walk	CA	112	98%	99%	94%	91%
The Village at Madera	CA	75	97%	100%	106%	96%
Tyler Park Townhomes	CA	88	100%	99%	98%	98%
Vineyard Gardens	CA	62	100%	98%	102%	95%
Westside Village Market	CA	81	96%	96%	95%	97%
Brookstone	IL	168	95%	96%	100%	94%
Copper Gate Apartments	IN	129	98%	98%	100%	93%
Renaissance	LA	208	96%	96%	93%	92%
Live 929 Apartments	MD	575	98%	71%	81%	72%
Gateway Village	NC	64	94%	97%	84%	97%
Greens Property	NC	168	99%	96%	90%	92%
Lynnhaven Apartments	NC	75	91%	91%	72%	85%
Silver Moon	NM	151	98%	96%	97%	97%
Village at Avalon	NM	240	98%	98%	98%	97%
Bridle Ridge (5)	SC	152	n/a	n/a	n/a	n/a
Columbia Gardens	SC	188	96%	95%	96%	94%
Companion at Thornhill Apartments	SC	179	100%	100%	86%	88%
Cross Creek	SC	144	94%	97%	81%	91%
The Palms at Premier Park Apartments	SC	240	99%	99%	91%	89%
Village at River's Edge	SC	124	92%	94%	98%	107%
Willow Run	SC	200	93%	96%	100%	96%
Arbors at Hickory Ridge (5)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	96%	91%	85%	83%
Avistar at the Crest	TX	200	98%	95%	77%	73%
Avistar at the Oaks	TX	156	99%	96%	89%	87%
Avistar at the Parkway	TX	236	97%	90%	85%	81%
Avistar at Wilcrest	TX	88	92%	83%	77%	70%
Avistar at Wood Hollow	TX	409	95%	88%	89%	85%
Avistar in 09	TX	133	99%	95%	94%	88%
Avistar on the Boulevard	TX	344	97%	91%	84%	78%
Avistar on the Hills	TX	129	96%	95%	83%	87%
Bruton Apartments	TX	265	86%	92%	68%	75%
Concord at Gulfgate	TX	288	99%	89%	88%	78%
Concord at Little York	TX	276	94%	87%	85%	83%
Concord at Williamcrest	TX	288	95%	95%	87%	86%
Crossing at 1415	TX	112	98%	98%	88%	89%
Decatur Angle	TX	302	80%	88%	67%	74%
Esperanza at Palo Alto	TX	322	91%	93%	84%	88%
Heights at 515	TX	96	99%	99%	88%	91%
Heritage Square	TX	204	99%	89%	82%	73%
Oaks at Georgetown	TX	192	98%	95%	94%	92%
Runnymede	TX	252	100%	99%	98%	94%
Southpark	TX	192	99%	97%	93%	94%
15 West Apartments	WA	120	100%	100%	97%	99%
		10,175	96%	93%	90%	88%
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
(4)
Prior year occupancy data is not available as the related investment was acquired in 2021 and the property was considered stabilized upon acquisition of the related MRB.
(5)
The MRB is defeased and as such, the Partnership will not report property occupancy information.

Physical occupancy as of March 31, 2022 was higher compared to March 31, 2021 due primarily to the large increase in physical occupancy at Live 929 Apartments. Economic occupancy for the three months ended March 31, 2022 was slightly higher than the same period in 2021 due to generally improving economic occupancy at various properties in Texas. The Decatur Angle and Bruton properties experienced significant declines due to higher than historical bad debt reserve write-offs, declining physical occupancy and increases in operating expenses. The Gateway Village and Lynnhaven Apartments properties experienced significant declines as part of a transition to new property management and higher than historical bad debt expenses.

We observed moderate declines in overall physical and economic occupancy for the portfolio above due to COVID-19 in 2020 and 2021. In the first quarter of 2022, we’ve observed an increase in overall physical and economic occupancy compared to year-end 2021.

The Live 929 Apartments, a student housing property, was more significantly impacted by COVID-19 than affordable multifamily properties and the Partnership's MRB portfolio on average but has generally recovered from an occupancy standpoint. The nearby educational institution, Johns Hopkins University, is holding on-campus, in-person classes. As of March 31, 2022, Live 929 Apartments is 98% occupied, which is higher than occupancy prior to COVID-19. Economic occupancy reported above has also improved slightly as a result of increased physical occupancy.

Non-Consolidated Properties - Not Stabilized

The owners of the following Residential Properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of March 31, 2022, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of March 31, 2022, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the year ended March 31,
Property Name	State	2022	2022	2021	2022	2021
MRB Multifamily Properties-Non Stabilized (3)
Ocotillo Springs (4)	CA	75	n/a	n/a	n/a	n/a
Residency at the Mayer (4)	CA	79	n/a	n/a	n/a	n/a
Jackson Manor Apartments (5)	MS	60	95%	n/a	93%	n/a
		214

GIL Multifamily Properties-Non Stabilized (3)
Hope on Avalon (4)	CA	88	n/a	n/a	n/a	n/a
Hope on Broadway (4)	CA	49	n/a	n/a	n/a	n/a
Centennial Crossings (4)	CO	209	n/a	n/a	n/a	n/a
Osprey Village (4)	FL	383	n/a	n/a	n/a	n/a
Willow Place Apartments (4)	GA	182	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (4)	MN	228	n/a	n/a	n/a	n/a
Legacy Commons at Signal Hills (4)	MN	247	n/a	n/a	n/a	n/a
Hilltop at Signal Hills (4)	MN	146	n/a	n/a	n/a	n/a
Scharbauer Flats Apartments (4)	TX	300	n/a	n/a	n/a	n/a
		1,832

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	154	n/a	n/a	n/a	n/a

Grand total		2,200	95%	n/a	93%	n/a
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
(4)
Physical and economic occupancy information is not available for the three months ended March 31, 2022 and 2021 as the property is under construction or rehabilitation.
(5)
Physical and economic occupancy information is not available for the three months ended March 31, 2021 as the related investment was acquired in April 2021.

As of March 31, 2022, all non-stabilized properties except for Jackson Manor were under construction and have no operating metrics to report. Jackson Manor has commenced an in-place rehabilitation that is nearing completion.

MF Properties

As of March 31, 2022, we owned two MF Properties. The Partnership reports the assets, liabilities, and results of operations of these properties on a consolidated basis. The 50/50 MF property is encumbered by mortgage loans with an aggregate principal balance of approximately $25.0 million as of March 31, 2022. Debt service on our mortgage payables was current as of March 31, 2022.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the year ended March 31,
Property Name	State	2022	2022	2021	2022	2021
MF Properties
Suites on Paseo	CA	384	93%	77%	89%	69%
The 50/50 Property	NE	475	88%	90%	84%	86%
		859	90%	84%	86%	77%
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

The physical occupancy and economic occupancy as of and for the three months ended March 31, 2022 increased as compared to the same period in 2021 due to an increase in occupancy at the Suites on Paseo MF Property. The University of Nebraska-Lincoln, which is adjacent to the 50/50 MF Property, is currently holding on-campus, in-person classes but occupancy is below occupancy levels prior to COVID-19. San Diego State University, which is adjacent to the Suites on Paseo MF Property, resumed on-campus, in-person classes in the Fall 2021 semester after having suspended on-campus, in-person classes for the Fall 2020 and Spring 2021 semesters due to COVID-19 concerns. Physical occupancy at the Suites on Paseo was 93% as of March 31, 2022, which is higher than occupancy levels prior to COVID-19.

Investments in Unconsolidated Entities

We are the only noncontrolling equity investor in various unconsolidated entities formed for the purpose of constructing market-rate, multifamily real estate properties. The Partnership determined the unconsolidated entities are VIEs but that the Partnership is not the primary beneficiary. As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis. The one exception is Vantage at San Marcos, for which the Partnership is deemed the primary beneficiary and reports the entity's assets and liabilities on a consolidated basis. Our noncontrolling equity investments entitle us to shares of certain cash flows generated by the entities from operations and upon the occurrence of certain capital transactions, such as a refinance or sale. The amounts presented below were obtained from records provided by the property management service providers.

				Physical Occupancy (1) as of March 31,
Property Name	State	Construction Completion Date	Planned Number of Units	2022	2021	Revenue for the Three Months Ended March 31, 2022 (2)	Sale Date	Per-unit Sale Price
Sold Properties
Vantage at Germantown	TN	March 2020	n/a	n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a	n/a	97%	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a	n/a	93%	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a	n/a	85%	n/a	March 2022	273,000

Operating Properties
Vantage at Stone Creek	NE	April 2020	294	98%	65%	$1,165,408	n/a	n/a
Vantage at Coventry	NE	February 2021	294	93%	45%	1,103,355	n/a	n/a
Vantage at Conroe	TX	January 2021	288	89%	31%	975,243	n/a	n/a
Vantage at O'Connor	TX	June 2021	288	98%	27%	1,131,692	n/a	n/a
Vantage at Westover Hills	TX	July 2021	288	97%	16%	1,197,853	n/a	n/a

Properties Under Construction
Vantage at Tomball (3)	TX	n/a	288	17%	n/a	$69,489	n/a	n/a
Vantage at Hutto	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Loveland	CO	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Helotes	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Fair Oaks	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288	n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (4)	TX	n/a	288	n/a	n/a	n/a	n/a	n/a

			3,468
(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Revenue is attributable to the property underlying the Partnership’s equity investment and is not included in the Partnership's income.
(3)
Information as of March 31, 2022 is provided as the property has commenced leasing operations prior to construction completion.
(4)
The property is reported as a consolidated VIE as of March 31, 2022 (see Note 5 to the Partnership’s condensed consolidated financial statements).

The Vantage properties at Hutto, Loveland, Helotes, Fair Oaks and McKinney Falls are currently under construction and have yet to commence leasing activities as of March 31, 2022. Vantage at Tomball began leasing operations in January 2022 and is leasing up in line with expectations. The Partnership expects Vantage at Tomball to complete construction in May 2022. Vantage at San Macros remains in the planning phase. Five other properties are considered stabilized as of March 31, 2022.

Results of Operations

The tables and following discussions of our changes in results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table compares our revenue and other income for the periods indicated (dollar amounts in in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues and Other Income:
Investment income	$14,403	$12,388	$2,015	16.3%
Property revenues	1,927	1,695	232	13.7%
Other interest income	2,876	305	2,571	843.0%
Gain on sale of investments in unconsolidated entities	16,440	2,809	13,631	485.3%
Total Revenues and Other Income	$35,646	$17,197	$18,449	107.3%

Discussion of Total Revenues and Other Income for the Three Months Ended March 31, 2022 and 2021

Investment income. The increase in investment income for the three months ended March 31, 2022 as compared to the same period in 2021 was due to the following factors:

•
An increase of approximately $1.0 million of investment income related to investments in unconsolidated entities. This increase consisted of:
o
An increase of approximately $853,000 of investment income from Vantage at Murfreesboro which was sold in March 2022;
o
A net increase of approximately $1.0 million in recurring investment income primarily due to additional and ongoing investments in unconsolidated entities during 2021 and 2022; and
o
A decrease of approximately $862,000 of investment income recognized upon the sale of Vantage at Germantown in March 2021.
•
An increase of approximately $933,000 in interest income from higher GIL investment balances.

Property revenues. The increase in total revenues for the three months ended March 31, 2022 as compared to the same period in 2021 is due to improved occupancy at the Suites on Paseo MF Property. The University of Nebraska-Lincoln, which is adjacent to the 50/50 MF Property, is holding on-campus, in-person classes but occupancy is below occupancy levels prior to COVID-19. San Diego State University, which is adjacent to the Suites on Paseo MF Property, has resumed on-campus, in-person classes. Physical occupancy at the Suites on Paseo was 93% as of March 31, 2022, which is higher than occupancy levels prior to COVID-19.

Other interest income. Other interest income is comprised primarily of interest income on property loans and taxable MRBs held by us. The increase in other interest income for the three months ended March 31, 2022 as compared to the same period in 2021 was due to the following:

•
An increase of approximately $1.8 million for payments received on the Ohio Properties and Live 929 Apartments property loans that were previously in nonaccrual status; and
•
An increase of approximately $756,000 in other interest income on approximately $38.6 million of property loan advances made during the three months ended March 31, 2022 and additional advances throughout 2021.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the three months ended March 31, 2022 related primarily to the sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million. The gain on sale of investments in unconsolidated entities for the three months ended March 31, 2021 related to the sale of Vantage at Germantown in March 2021 for a gain of approximately $2.8 million.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,065	$1,008	$57	5.7%
Depreciation and amortization	684	683	1	0.1%
Interest expense	3,937	5,226	(1,289)	-24.7%
General and administrative	3,682	3,286	396	12.1%
Total Expenses	$9,368	$10,203	$(835)	-8.2%

Discussion of Total Expenses for the Three Months Ended March 31, 2022 and 2021

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses increased slightly for the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to general increases in operating costs.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense was relatively consistent for the three months ended March 31, 2022 as compared to the same period in 2021.

Interest expense. The decrease in interest expense for the three months ended March 31, 2022 as compared to the same period in 2021 was due to the following factors:

•
A decrease of approximately $2.5 million due to an increase in the fair market value of the Partnership's interest rate derivative instruments attributable to rising market interest rates;
•
An increase of approximately $765,000 due to higher average principal outstanding of $192.2 million;
•
An increase of approximately $231,000 due to slightly higher average interest rates on variable-rate and fixed-rate debt financing; and
•
An increase of approximately $245,000 in amortization of deferred financing costs.

General and administrative expenses. The increase in general and administrative expenses was primarily due to increases of approximately $96,000 in restricted unit award expense, approximately $67,000 in travel and insurance expenses, and approximately $251,000 in administration fees paid to AFCA2 due to greater assets under management.

Discussion of Income Tax Expense for the Three Months Ended March 31, 2022 and 2021

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. There was minimal taxable income for the Greens Hold Co for the three months ended March 31, 2022 and 2021.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results. To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, non-cash interest rate derivative expense or income, provisions for credit and loan losses, impairments on MRBs, GILs, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s condensed consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and distributions and accretion for the Preferred Units. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies. Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three months ended March 31, 2022 and 2021 (all per BUC amounts are presented giving effect to the one-for-three Reverse Unit Split on a retroactive basis for all periods presented):

	For the Three Months Ended March 31,
	2022	2021
Net income	$26,264,018	$6,992,854
Change in fair value of derivatives	(2,475,131)	(7,451)
Depreciation and amortization expense	683,662	683,460
Amortization of deferred financing costs	451,472	206,386
Restricted unit compensation expense	173,898	78,114
Deferred income taxes	7,266	(16,228)
Redeemable Preferred Unit distributions and accretion	(717,744)	(717,763)
Tier 2 Income allocable to the General Partner (1)	(2,645,979)	(702,277)
Recovery of prior credit loss (2)	(5,279)	-
Bond purchase premium (discount) amortization (accretion), net of cash received	(78,375)	(18,521)
Total CAD	$21,657,808	$6,498,574

Weighted average number of BUCs outstanding, basic	22,016,636	20,230,287
Net income per BUC, basic	$1.03	$0.27
Total CAD per BUC, basic	$0.98	$0.32
Distributions declared, per BUC	$0.33	$0.27
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

For the three months ended March 31, 2022, Tier 2 income allocable to the general partner related to the gain on sale of Vantage at Murfreesboro in March 2022. For the three months ended March 31, 2021, Tier 2 income allocable to the general partner related to the gain on sale of Vantage at Germantown in March 2021.

(2)
The Partnership compared the present value of cash flows expected to be collected to the amortized cost basis of the Live 929 Apartments Series 2022A MRB as of March 31, 2022, which indicated a recovery of value. The Partnership will accrete the recovery of prior credit loss into investment income over the term of the MRB. The accretion of recovery of value is presented as a reduction to current CAD as the original provision for credit loss was an addback for CAD calculation purposes in the period recognized.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to COVID-19 and the general economic environment. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results.

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments net of leverage secured by the investments, debt service (principal and interest payments) related to our debt financings, the potential exercise of redemption rights by the holders of the Series A Preferred Units, and distribution payments. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and MF Properties, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1

Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable; the potential exercise of redemption rights by the holders of the Series A Preferred Units; additional investments in MRBs, GILs, property loans net of leverage secured by the investments; and additional investments in unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders, principal and interest proceeds from investments in MRBs and GILs, and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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
•
Issuances of BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests; and
•
Proceeds from the sale or redemption of assets.

Unrestricted Cash on Hand

As of March 31, 2022, the Partnership had unrestricted cash on hand of approximately $118.3 million. The Partnership is required to keep a minimum of $5.0 million of unrestricted cash on hand under the terms of certain guaranty obligations. There are no other contractual restrictions of the Partnership’s ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular interest payments received on our MRBs, GILs and property loans that provide consistent cash receipts throughout the year. All MRBs, GILs and property loans are current on contractual debt service payments as of March 31, 2022, except for the Provision Center 2014-1 MRB. Receipts, net of interest expense on related debt financings and lines of credit, are available for our general use. We also receive distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

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

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating expenses and mortgage debt service payments, are unrestricted for our use. The MF properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of our equity capital contributions to unconsolidated entities, subject to certain restrictions. The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which the Partnership must maintain a balance of not less than $5.0 million. We are subject to various affirmative and negative covenants that, among others, require the Partnership to maintain a minimum liquidity of not less than $5.0 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify BankUnited, N.A. if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. We were in compliance with all covenants as of March 31, 2022. The balance of the General LOC was $6.5 million with the ability to draw an additional $33.5 million as of March 31, 2022. The General LOC has a maturity date of June 2023, with options to extend for up to two additional years.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a financial institution with a maximum commitment of $50 million. The Acquisition LOC is used to fund purchases of multifamily real estate, MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs and related property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. In April 2022, the Partnership and Bankers Trust Company amended the credit agreement to update certain defined terms effective March 31, 2022. We were in compliance with all covenants as of March 31, 2022. There was a $23.7 million outstanding balance on the Acquisition LOC and approximately $26.3 million was available as of March 31, 2022. The Acquisition LOC has a maturity date of June 2023.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of March 31, 2022, our primary unleveraged assets were certain MRBs with outstanding principal totaling approximately $26.2 million. Of these MRBs, approximately $10.0 million is principal outstanding on the Provision Center 2014-1 MRB, for which the borrower has declared Chapter 11 bankruptcy, and which could limit our ability to obtain leverage related to this MRB.

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

In July 2021, we entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of March 31, 2022, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Available to Issue as of March 31, 2022		Units Issued as of March 31, 2022
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	3,500,000	(1)	-
Series B	September 2021	September 2024	10.00	3.40%	Eighth anniversary	10,000,000	(2)	-
Total						13,500,000		-
(1)
The Partnership is able to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued.
(2)
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

Proceeds from the Sale or Redemption of Assets

We may, from time to time, sell or redeem our investments in MRBs, GILs, property loans, investments in unconsolidated entities and MF Properties consistent with our strategic plans. Our MRB portfolio is marked at a significant premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for similar investments. We may consider selling certain MRBs in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRBs included in our TEBS financings.

Our ability to dispose of investments on favorable terms is dependent upon several factors including, but not limited to, the availability of credit to potential buyers to purchase investments at prices we consider acceptable. In addition, potential adverse changes to general market and economic conditions may negatively impact our ability to sell our investments in the future.

In March 2022, our investment in Vantage at Murfreesboro was redeemed upon the sale of the underlying property and we received cash of approximately $29.3 million related to the sale, inclusive of the return of our initial $12.2 million equity investment.

In March 2022, the Ohio Properties property loans were repaid in full. We received approximately $2.4 million of principal and approximately $4.3 million of accrued interest upon redemption. The Ohio Properties – Series A MRB was redeemed in March 2022, though all principal proceeds were applied as a paydown of our M24 TEBS financing. The Ohio Properties – Series B MRB was redeemed and we received approximately $3.5 million of principal and approximately $29,000 of accrued interest upon redemption.

Uses of Liquidity

Our principal uses of liquidity consist of:

•
General and administrative expenses;
•
Investment funding commitments;
•
Debt service on debt financings, Secured Notes, mortgages payable, and secured lines of credit;
•
Distributions paid to holders of Preferred Units and BUCs;
•
Potential redemptions of Series A Preferred Units; and
•
Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of the Partnership’s operations. For additional details, see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 and the section captioned “Cash flows from operating activities” in the Partnership’s condensed consolidated statements of cash flows set forth in Item 1 of this report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Included in general and administrative expenses is operating lease expenses for our MF Properties, of which the most significant is a ground lease associated with The 50/50 MF Property. Such expenses are paid from operating cash flows. The following table summarizes our outstanding contractual lease obligations by year as of March 31, 2022:

Remainder of 2022	$106,151
2023	143,561
2024	144,706
2025	147,598
2026	150,548
Thereafter	4,219,127
Total	$4,911,691

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through either the acquisition of MRBs, GILs, property loans or equity investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of March 31, 2022:

					Projected Funding by Year (1)
Property Name	Commitment Date	Maturity Date	Total Initial Commitment	Remaining Commitment as of March 31, 2022	Remainder of 2022	2023	2024	Interest Rate	Related Debt Financing (2)
Mortgage Revenue Bonds
Residency at the Mayer - Series A	October 2021	April 2039	29,500,000	4,500,000	4,500,000	-	-	SOFR + 3.60% (4)	Variable TOB
Meadow Valley	December 2021	December 2029	44,000,000	43,900,000	9,100,000	18,600,000	16,200,000	6.25%	(5)
Subtotal			73,500,000	48,400,000	13,600,000	18,600,000	16,200,000

Taxable Mortgage Revenue Bonds
Ocotillo Springs - Series A-T	July 2020	August 2022 (3)	$7,000,000	$3,300,000	$3,300,000	$-	$-	LIBOR + 3.55% (4)	Variable TOB
Residency at the Mayer Series A-T	October 2021	April 2024 (3)	12,500,000	11,500,000	11,500,000	-	-	SOFR + 3.70% (4)	Variable TOB
Subtotal			19,500,000	14,800,000	14,800,000	-	-

Governmental Issuer Loans
Hope on Avalon	January 2021	February 2023 (3)	23,390,000	12,408,800	12,408,800	-	-	SIFMA + 3.75% (4)	Variable TOB
Hope on Broadway	January 2021	February 2023 (3)	12,105,623	3,414,378	3,414,378	-	-	SIFMA + 3.75% (4)	Variable TOB
Osprey Village	July 2021	August 2024 (3)	60,000,000	48,144,643	27,800,654	20,343,989	-	SOFR + 3.07% (4)	Variable TOB
Willow Place Apartments	September 2021	October 2024 (3)	25,000,000	21,028,214	17,988,878	3,039,336	-	SOFR + 3.30% (4)	Variable TOB
Subtotal			120,495,623	84,996,035	61,612,710	23,383,325	-

Taxable Governmental Issuer Loans
Hope on Avalon	January 2021	February 2023 (3)	$10,573,000	$9,573,000	$9,573,000	$-	$-	SOFR + 3.55% (4)	Variable TOB
Subtotal			10,573,000	9,573,000	9,573,000	-	-

Property Loans
Scharbauer Flats Apartments	June 2020	January 2023 (3)	$24,160,000	$7,637,988	$7,637,988	$-	$-	LIBOR + 2.85%	Variable TOB
Oasis at Twin Lakes	July 2020	August 2023 (3)	27,704,180	4,542,507	4,542,507	-	-	LIBOR + 2.50% (4)	Variable TOB
Centennial Crossings	August 2020	September 2023 (3)	24,250,000	6,815,740	6,815,740	-	-	LIBOR + 2.50% (4)	Variable TOB
Hilltop at Signal Hills	January 2021	August 2023 (3)	21,197,939	10,878,049	10,878,049	-	-	SOFR + 3.07% (4)	Variable TOB
Legacy Commons at Signal Hills	January 2021	February 2024 (3)	32,233,972	15,985,341	15,985,341	-	-	SOFR + 3.07% (4)	Variable TOB
Osprey Village	July 2021	August 2024 (3)	25,500,000	24,500,000	-	24,500,000	-	SOFR + 3.07% (4)	Variable TOB
Willow Place Apartments	September 2021	October 2024 (3)	21,351,328	20,351,328	-	20,351,328	-	SOFR + 3.30% (4)	Variable TOB
Magnolia Crossing (6)	December 2021	December 2022 (3)	14,500,000	847,606	847,606	-	-	SOFR + 6.50% (4)	N/A
Subtotal			190,897,419	91,558,559	46,707,231	44,851,328	-

Equity Investments
Vantage at Hutto	November 2020	N/A	$11,233,000	$4,833,670	$4,833,670	$-	$-	N/A	N/A
Vantage at San Marcos (7)	November 2020	N/A	9,914,529	8,943,914	8,943,914	-	-	N/A	N/A
Vantage at Loveland	April 2021	N/A	16,329,000	1,308,260	1,308,260	-	-	N/A	N/A
Vantage at Fair Oaks	June 2021	N/A	11,011,245	634,381	634,381	-	-	N/A	N/A
Vantage at McKinney Falls	December 2021	N/A	11,431,272	3,571,068	3,571,068	-	-	N/A	N/A
Subtotal			59,919,046	19,291,293	19,291,293	-	-

Bond Purchase Commitments
CCBA Senior Garden Apartments	July 2020	Q3 2022 (8)	$3,807,000	$3,807,000	$3,807,000	$-	$-	4.50%	N/A
Anaheim & Walnut	September 2021	Q3 2024 (8)	3,900,000	3,900,000	-	-	3,900,000	4.85%	N/A
Subtotal			7,707,000	7,707,000	3,807,000	-	3,900,000

Total Commitments			$482,592,088	$276,325,887	$169,391,234	$86,834,653	$20,100,000
(1)
Projected fundings by year are based on current estimates and the actual funding schedule may differ materially due to, but not limited to, the pace of construction, adverse weather conditions, delays in governmental approvals or permits, the availability of materials and contractors, and labor disputes.
(2)
The Partnership has securitized the indicated assets in TOB trust financing facilities that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership. See Note 15 for further details on debt financing.
(3)
The borrower may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(4)
The variable index interest rate component is subject to a floor.
(5)
The initial $100,000 draw on this MRB was funded with available cash. We expect to fund portions of future draws with proceeds from a variable TOB trust financing facility.
(6)
The remaining loan commitment will be used to cover debt service over the twelve-month term of the property loan.
(7)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5). A development site has been identified for this property but construction had not commenced as of March 31, 2022.
(8)
This is the estimated closing date of the associated bond purchase commitment.

Debt Service on Debt Financings, Secured Notes, Mortgages Payable, and Secured Lines of Credit

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs, taxable MRBs, GILs, a taxable GIL and certain property loans. The financing arrangements generally involve the securitization of these investment assets into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties in exchange for debt proceeds. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. The Partnership is required to fund any shortfall in principal and interest payable to the senior beneficial interests of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs, up to the value of our residual interests. In the case of forbearance or default on an underlying investment asset in a Term TOB or TOB trust financing, we may be required to fund shortfalls in principal and interest payable to the senior beneficial interests, repurchase a portion of the outstanding senior beneficial interests, or repurchase the underlying investment asset and seek alternative financing. We anticipate that cash flows from the securitized investment assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

Our debt financing arrangements include various fixed and variable debt arrangements. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements. We actively manage our mix of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$279,611,397	31.6%	$293,999,683	35.8%
Fixed (1)	Variable (1)	312,113,516	35.2%	286,567,660	34.8%
Variable (2)	Variable (2)	293,849,000	33.2%	242,204,000	29.4%
Total		$885,573,913		$822,771,343
(1)
As of March 31, 2022, we have two interest rate swaps indexed to SOFR with notional amounts totaling $103.8 million with terms through 2024 and 2027. These interest rate swaps essentially fix the interest rate on $103.8 million of debt financing principal.
(2)
The securitized assets and related debt financings each have variable interest rates, though the variable rate indices may differ. As such, the Partnership is at least partially hedged against rising interest rates.

We may be required to post collateral if the value of investment assets securitized in TOB trust financings drop below a threshold in the aggregate. We defensively posted additional collateral totaling $2.1 million during the three months ended March 31, 2022 due to volatility in asset pricing. We were not required to post collateral due to declines in the value of the securitized assets during the three months ended March 31, 2021. Our Secured Notes are secured by the cash flows from the residual certificates of our TEBS financings. Interest due on the Secured Notes, net of amounts due to the Partnership on the related total return swap transactions, will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities under the Secured Notes and related documents.

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

On March 15, 2022, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly distribution of $0.11 per BUC (or $0.33 per BUC after giving effect to the Reverse Unit Split) to unitholders of record on March 31, 2022 and payable on April 29, 2022.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant.

Potential Redemptions of Series A Preferred Units

Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, each holder of Series A Preferred Units has the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The next optional redemption dates for the currently outstanding Series A Preferred Units range from September 2022 through October 2023 and the holders must provide notice of the election to redeem no less than 180 days prior to such redemption dates. No Unitholders have given notice of their election to redeem Series A Preferred Units as of March 31, 2022. If the holders of the Series A Preferred Units elect to redeem, we will be required, subject to certain restrictions, to secure funds to redeem from unrestricted cash on hand, proceeds from our General LOC, additional borrowings or through additional capital raising options.

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

In April 2022, we issued 2,000,000 of Series A-1 Preferred Units in exchange for 2,000,000 outstanding Series A Preferred Units held by a financial institution. The remaining 7,450,000 of outstanding Series A Preferred Units are eligible for exchange under the existing registration on Form S-4.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments by the Partnership.

Cash Flows

For the three months ended March 31, 2022, we generated cash of $10.5 million, which was the net result of $9.3 million provided by operating activities, $31.6 million used in investing activities, and $32.9 million provided by financing activities.

Cash provided by operating activities totaled $9.3 million for the three months ended March 31, 2022, as compared to $7.5 million generated for the three months ended March 31, 2021. The change between periods was primarily due to the following factors:

•
An increase of $19.3 million in net income, offset by the $13.6 million related to the gain on sale of unconsolidated entities that is cash from investing activities;
•
An increase of $1.7 million of cash related to changes in the Partnership's working capital;
•
A decrease of $2.4 million related to the unrealized gain on interest rate derivatives; and
•
A decrease of $3.4 million related to changes in the preferred return receivable from unconsolidated entities.

Cash used in investing activities totaled $31.6 million for the three months ended March 31, 2022, as compared to cash used of $24.6 million for the three months ended March 31, 2021. The change between periods was primarily due to the following factors:

•
A decrease of $67.3 million of cash due to MRB acquisitions and draw-down funding, offset by an increase of $70.9 million of cash due to MRB paydowns and redemptions;
•
A decrease of $35.6 million of cash due to continued advances on property loans, offset by an increase of $22.2 million of cash due to less advances on GILs;
•
A decrease of $11.4 million of cash due to continued contributions to unconsolidated entities; and

•
An increase of $15.4 million of cash due to proceeds from the sale of investments in unconsolidated entities.

Cash provided by financing activities totaled $32.9 million for the three months ended March 31, 2022, as compared to cash provided of $25.7 million for the three months ended March 31, 2021. The change between periods was primarily due to the following factors:

•
A net increase of $24.5 million of cash due to proceeds from debt financing;
•
An net increase of $7.5 million of cash due to a decrease in payments on the terminated unsecured line of credit;
•
A net decrease of $15.5 million of cash due to payments on the unsecured lines of credit; and
•
A decrease of $9.1 million of cash due to distributions paid.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to margin collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall maximum 75% leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of March 31, 2022, our overall Leverage Ratio was approximately 69%.

Off Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we held MRBs, GILs, taxable MRBs, a taxable GIL and certain property loans that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

Community Investments

The Partnership has invested and intends to invest in assets which are and will be purchased in order to support underlying community development activities targeted to low- and moderate-income individuals, such as affordable housing, small business lending, and job creating activities in areas of the United States. These investments may be eligible for regulatory credit under the Community Reinvestment Act of 1977 ("CRA") and available for allocation to holders of our Preferred Units (see Note 19 to Partnership's condensed consolidated financial statements).

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of March 31, 2022:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
Glenview Apartments	$670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	460,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	3,400,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Hope on Avalon	11,981,200	2/1/2023	12225-12227 South Avalon Blvd	Los Angeles	Los Angeles	CA	90061
Hope on Broadway	8,691,245	2/1/2023	5138 South Broadway	Los Angeles	Los Angeles	CA	90037
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	1,630,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	6,720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs (2)	18,700,000	8/1/2037	1615 I St	Brawley	Imperial	CA	92227
Residency at the Mayer (3)	26,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	265,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	3,623,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	632,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	75,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	85,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	3,995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	1,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Centennial Crossings Senior Apartments	50,514,260	9/1/2023	15475 East Fair Place	Centennial	Arapahoe	CO	80016
Osprey Village	12,855,357	8/1/2024	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Willow Place Apartments	4,971,786	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Brookstone Apartments	7,351,468	5/1/2040	4200 Hickory Hills Drive	Waukegan	Lake	IL	60087
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Hilltop at Signal Hills	34,769,890	8/1/2023	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Legacy Commons at Signal Hills	50,868,631	2/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Oasis at Twin Lakes	57,161,673	8/1/2023	2705,2725, & 2745 Herschel St. N	Roseville	Ramsey	MN	55113
Jackson Manor Apartments (4)	6,900,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Gateway Village Apartments	2,600,000	4/1/2032	400 Lakeside Drive	Hillsborough	Orange	NC	27278
Greens of Pine Glen	10,315,000	10/1/2047	6201 Pine Glen Trail	Durham	Durham	NC	27713
Lynnhaven Apartments	3,450,000	4/1/2032	719 Wadesboro Street	Durham	Durham	NC	27703
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Bridle Ridge Apartments	7,885,000	1/1/2043	310 Chandler Road	Greer	Greenville	SC	29651
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
Cross Creek Apartment Homes	5,871,004	3/1/2049	325 Ambrose Run	Beaufort	Beaufort	SC	29906
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	23,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	11,211,961	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,985,774	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	5,325,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,808,622	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,559,976	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,769,327	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Berrendo Square	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Bruton Apartments	18,145,000	8/1/2054	9415 Bruton Rd	Dallas	Dallas	TX	75217
Concord at Gulf Gate Apartments	19,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	20,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Laurel Crossing	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2042	1101 Rutland Drive	Austin	Travis	TX	78758
Scharbauer Flats Apartments	56,522,012	1/1/2023	2300 N. Fairgrounds Road	Midland	Midland	TX	79705
South Park Ranch Apartment Homes	11,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	9,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$863,695,971
(1)
The date reflects the stated contractual maturity of the Partnership’s senior debt investment in the property. For various reasons, including, but not limited to, call provisions that can be exercised by both the borrower and the Partnership, such debt investments may be redeemed prior to the stated maturity date. The Partnership may also elect to sell certain debt investments prior to the contractual maturity, consistent with its strategic purposes.
(2)
The Partnership has committed to provide funding of an MRB up to $15.0 million and of a taxable MRB up to $7.0 million during construction and lease-up of the property on a drawdown basis. The taxable MRB has a maturity date of 8/1/2022 with an option to extend the maturity up to one year. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization is approximately $3.5 million and will have a maturity date of 8/1/2037.
(3)
The Partnership committed to provide total funding of an MRB up to $29.5 million and a taxable MRB up to $12.5 million during the acquisition and rehabilitation phase of the property on a draw-down basis. The taxable MRB has a maturity date of 4/1/2024 with an option to extend the maturity six months if stabilization has not occurred. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $18.1 million and will have a maturity date of 4/1/2039.
(4)
The Partnership committed to provide total funding of the MRB up to $6.9 million during the acquisition and rehabilitation phase of the property on a draw-down basis. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $4.8 million and will have a maturity date of 5/1/2038.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of March 31, 2022 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

With the exception of on-going interest rate developments, there have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Interest Rate Risk

The first quarter of 2022 was a volatile period for the fixed income markets as the Federal Reserve has signaled a series of future short term interest rate increases to combat inflation in the broader economy and has also stated its intention to reduce its balance sheet of US treasury bonds and mortgage-backed securities. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

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

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming various changes in short-term interest rates as of March 31, 2022:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$1,131,993	$(2,263,986)	$(4,527,972)	$(6,791,959)	$(9,055,945)
TEBS Debt Financings	127,391	(254,781)	(509,562)	(764,343)	(1,019,124)
Other Investment Financings	(17,763)	34,578	69,157	103,735	138,314
Variable Rate Investments	(892,975)	1,892,160	3,827,651	5,774,873	7,722,104
Total	$348,646	$(592,029)	$(1,140,726)	$(1,677,694)	$(2,214,651)

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of March 31, 2022, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 68% of that leverage bears interest at short term floating interest rates. The other 32% of leverage has fixed interest rates. Of those assets funded with short term floating rate debt facilities, approximately half bear interest rate at a floating rate as well. While there is some basis risk between the interest cost associated our debt facilities and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

For those fixed rate assets where we have variable rate funding, hedging instruments such as interest rate caps and interest rate swaps have been utilized to help offset the potential increase in our funding cost that would result from higher short term interest rates. In some cases, these positions have been hedged to their expected maturity date. In others, a shorter-term hedge has been executed due to uncertainty regarding the time period over which the individual fixed rate asset might be outstanding.

As of March 31, 2022, our stated costs of borrowing by type of facility were as follows:

•
The M31 TEBS financing has a variable interest rate of 1.8%;

•
The M24 and M33 TEBS financings have fixed interest rates that range between 3.1% and 3.2%;
•
The M45 TEBS financing has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•
The Term TOB trust securitized by an MRB has a fixed interest rate of 2.0%;
•
The TOB trust financings securitized by MRBs, GILs and property loans have variable interest rates that range between 1.5% and 2.4%;
•
The Secured Notes have a variable interest rate of 9.8%; and
•
The mortgages payable have interest rates that range between 4.3% and 4.4%.

We have entered into a total return swap agreement to lower the net interest cost of our Secured Notes. The following table sets forth certain information regarding the Partnership’s total return swap agreement as of March 31, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid	Period End Variable Rate Received	Variable Rate Index	Counterparty	Fair Value as of March 31, 2022
September 2020	102,982,129	September 2020	Sept 2025	4.58% (1)	9.83% (2)	3-month LIBOR	Mizuho Capital Markets	$212,183
								$212,183
(1)
Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)
Variable rate equal to 3-month LIBOR + 9.00%.

We have entered into two interest rate swap agreements to mitigate interest risk associated with the variable rate TOB trust financings (Note 15). The following table summarizes our interest rate swap agreements as of March 31, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value of Asset as of March 31, 2022
February 2022	55,990,000	2/9/2022	2/1/2024	1.40%	0.16%	SOFR	TOB Trusts	Mizuho Capital Markets	$911,775
March 2022	47,850,000	3/3/2022	3/1/2027	1.65%	0.17%	SOFR	TOB Trusts	Mizuho Capital Markets	1,428,971
									$2,340,746

We have entered into interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate debt financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of March 31, 2022:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of March 31, 2022
August 2019	76,184,554	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$185,475
							$185,475
(1)
For additional details, see Notes 15, 17 and 22 to the Partnership's condensed consolidated financial statements.

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

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB, GIL or property loans, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, single-family rentals, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a multifamily residential property.

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

We actively manage the credit risks associated with our MRBs, GILs and property loans by performing a complete due diligence and underwriting process of the owners and the properties securing these investments prior to investing. In addition, we carefully monitor the on-going performance of the properties underlying these investments.

Credit risk is also present in the geographical concentration of the properties securing our MRBs. We have significant concentrations (geographic risk) in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	March 31, 2022	December 31, 2021
Texas	42%	41%
California	23%	23%
South Carolina	12%	11%

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of March 31, 2022:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$734,956	1.6%	-20.2%	1.8%	-22.2%	$17,995

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2021, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2022.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

4.1	Form of Beneficial Unit Certificate of the Partnership.

10.1	Series A-1 Preferred Units Exchange Agreement dated April 26, 2022.

10.2

First Amendment to Amended and Restated Credit Agreement dated April 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on April 29, 2022).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 31, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the periods ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: May 5, 2022	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: May 5, 2022	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer