Form 10-Q
period 2022-06-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2022-08-04
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, the registrant had 22,017,915 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

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
•
the general condition of the real estate markets in the regions in which we operate, which may be unfavorably impacted by increases in mortgage interest rates, slowing economic growth, persistent elevated inflation levels, and other factors;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$104,570,584	$68,285,501
Restricted cash	45,047,675	83,646,969
Interest receivable, net	7,903,599	9,234,412
Mortgage revenue bonds held in trust, at fair value (Note 6)	708,775,905	750,934,848
Mortgage revenue bonds, at fair value (Note 6)	18,503,092	42,574,996
Governmental issuer loans (Note 7)	241,455,349	184,767,450
Real estate assets: (Note 8)
Land and improvements	7,411,079	7,411,079
Buildings and improvements	73,222,464	72,998,475
Real estate assets before accumulated depreciation	80,633,543	80,409,554
Accumulated depreciation	(22,058,023)	(20,701,922)
Net real estate assets	58,575,520	59,707,632
Investments in unconsolidated entities (Note 9)	107,922,959	107,793,522
Property loans, net of loan loss allowances (Note 10)	128,116,470	68,101,268
Other assets (Note 12)	20,975,518	10,862,885
Total Assets	$1,441,846,671	$1,385,909,483

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$13,377,848	$13,664,212
Distribution payable	12,999,077	12,757,459
Secured lines of credit (Note 14)	39,454,000	45,714,000
Debt financing, net (Note 15)	931,329,342	820,078,714
Mortgages payable and other secured financing, net (Note 16)	26,361,190	26,824,543
Total Liabilities	1,023,521,457	919,038,928

Commitments and Contingencies (Note 18)

Redeemable Preferred Units, $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,444,940	94,458,528

Partnersʼ Capital:
General Partner (Note 1)	216,604	765,550
Beneficial Unit Certificates ("BUCs," Note 1)	323,663,670	371,646,477
Total Partnersʼ Capital	323,880,274	372,412,027
Total Liabilities and Partnersʼ Capital	$1,441,846,671	$1,385,909,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021		2022		2021
Revenues:
Investment income	$13,825,300	$14,297,626		$28,228,703		$26,685,867
Property revenues	1,944,541	1,788,173		3,871,542		3,482,697
Other interest income	1,463,126	320,697		4,339,093		625,420
Total revenues	17,232,967	16,406,496		36,439,338		30,793,984
Expenses:
Real estate operating (exclusive of items shown below)	978,521	760,525		2,043,083		1,768,365
Provision for credit loss (Note 6)	-	900,080		-		900,080
Provision for loan loss (Note 10)	-	330,116		-		330,116
Depreciation and amortization	684,362	684,884		1,368,024		1,368,344
Interest expense	6,776,966	5,358,096		10,714,097		10,584,571
General and administrative	3,808,887	3,463,912		7,490,725		6,749,620
Total expenses	12,248,736	11,497,613		21,615,929		21,701,096
Other Income:
Gain on sale of investments in unconsolidated entities	12,643,501	5,463,484		29,083,251		8,272,590
Income before income taxes	17,627,732	10,372,367		43,906,660		17,365,478
Income tax expense	21,051	107,687		35,961		107,944
Net income	17,606,681	10,264,680		43,870,699		17,257,534
Redeemable Preferred Unit distributions and accretion	(716,500)	(717,763)		(1,434,244)		(1,435,526)
Net income available to Partners	$16,890,181	$9,546,917		$42,436,455		$15,822,008

Net income available to Partners allocated to:
General Partner	$232,036	$1,406,706		$2,969,080		$2,143,642
Limited Partners - BUCs	16,600,246	8,115,042		39,329,444		13,641,244
Limited Partners - Restricted units	57,899	25,169		137,931		37,122
	$16,890,181	$9,546,917		$42,436,455		$15,822,008
BUC holders' interest in net income per BUC, basic and diluted	$0.75	$0.40	*	$1.79	*	$0.67	*
Weighted average number of BUCs outstanding, basic	22,017,873	20,192,179	*	22,017,255	*	20,211,233	*
Weighted average number of BUCs outstanding, diluted	22,017,873	20,192,179	*	22,017,255	*	20,211,233	*

* On April 1, 2022, the Partnership effected a one-for-three reverse unit split of its outstanding BUCs. The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the one-for-three reverse unit split on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$17,606,681	$10,264,680	$43,870,699	$17,257,534
Unrealized gain (loss) on securities	(19,880,002)	1,933,172	(67,631,658)	(14,365,625)
Unrealized gain (loss) on bond purchase commitments	(136,370)	81,606	(955,451)	(39,364)
Comprehensive income (loss)	$(2,409,691)	$12,279,458	$(24,716,410)	$2,852,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$765,550	22,094,159	$371,646,477	$372,412,027	$114,040,260
Distributions paid or accrued ($0.33 per BUC):*
Distribution of Tier 2 income (Note 3)	(2,430,358)	-	(7,291,072)	(9,721,430)	-
Net income allocable to Partners	2,737,044	-	22,809,230	25,546,274	-
Restricted unit compensation expense	1,739	-	172,159	173,898	-
Unrealized loss on securities	(477,517)	-	(47,274,139)	(47,751,656)	(47,751,656)
Unrealized loss on bond purchase commitments	(8,191)	-	(810,890)	(819,081)	(819,081)
Balance as of March 31, 2022	588,267	22,094,159	339,251,765	339,840,032	65,469,523
Distributions paid or accrued ($0.57 per BUC):
Distribution of Tier 2 income (Note 3)	(405,190)	-	(1,215,574)	(1,620,764)	-
Distribution of Tier 3 income (Note 3)	-	-	(11,378,312)	(11,378,312)	-
Net income allocable to Partners	232,036	-	16,658,145	16,890,181	-
Restricted units forfeited	-	(902)	-	-	-
Restricted unit compensation expense	1,655	-	163,854	165,509	-
Unrealized loss on securities	(198,800)	-	(19,681,202)	(19,880,002)	(19,880,002)
Unrealized loss on bond purchase commitments	(1,364)	-	(135,006)	(136,370)	(136,370)
Rounding of BUCs upon Reverse Unit Split	-	1,279	-	-	-
Balance as of June 30, 2022	$216,604	22,094,536	$323,663,670	$323,880,274	$45,453,151

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$934,892	20,274,558	$358,837,150	$359,772,042	$132,594,007
Distributions paid or accrued ($0.27 per BUC):*
Regular distribution	(34,013)	-	(3,367,301)	(3,401,314)	-
Distribution of Tier 2 income (Note 3)	(702,277)	-	(2,106,829)	(2,809,106)	-
Net income allocable to Partners	736,936	-	5,538,155	6,275,091	-
Restricted unit compensation expense	781	-	77,333	78,114	-
Unrealized loss on securities	(162,988)	-	(16,135,809)	(16,298,797)	(16,298,797)
Unrealized loss on bond purchase commitments	(1,210)	-	(119,760)	(120,970)	(120,970)
Balance as of March 31, 2021	772,121	20,274,558	342,722,939	343,495,060	116,174,240
Distributions paid or accrued ($0.33 per BUC):*
Regular distribution	(26,241)	-	(2,597,816)	(2,624,057)	-
Distribution of Tier 2 income (Note 3)	(1,365,870)	-	(4,097,614)	(5,463,484)	-
Net income allocable to Partners	1,406,706	-	8,140,211	9,546,917	-
Repurchase of BUCs	-	(74,153)	(1,363,736)	(1,363,736)	-
Restricted units awarded	-	88,775	-	-	-
Restricted unit compensation expense	1,910	-	189,060	190,970	-
Unrealized gain on securities	19,332	-	1,913,840	1,933,172	1,933,172
Unrealized gain on bond purchase commitments	816	-	80,790	81,606	81,606
Balance as of June 30, 2021	$808,774	20,289,180	$344,987,674	$345,796,448	$118,189,018

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

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$43,870,699	$17,257,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,368,024	1,368,344
Amortization of deferred financing costs	944,192	454,433
Gain on sale of investments in unconsolidated entities	(29,083,251)	(8,272,590)
Provision for credit loss	-	900,080
Provision for loan loss	-	330,116
Recovery of prior credit loss	(22,623)	-
(Gain) loss on derivatives, net of cash paid	(3,640,299)	131
Restricted unit compensation expense	339,407	269,084
Bond premium, discount and origination fee amortization	(185,587)	(68,961)
Debt premium amortization	(20,296)	(20,276)
Deferred income tax expense (benefit) & income tax payable/receivable	29,068	(27,960)
Change in preferred return receivable from unconsolidated entities, net	(272,582)	3,877,357
Accrued interest added to property loan principal	(462,428)	-
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	1,326,082	(1,561,891)
Decrease in other assets	304,381	408,450
Increase (decrease) in accounts payable and accrued expenses	(178,053)	649,332
Net cash provided by operating activities	14,316,734	15,563,183
Cash flows from investing activities:
Capital expenditures	(223,443)	(2,522,704)
Acquisition of and advances on mortgage revenue bonds	(89,944,250)	(8,951,500)
Acquisition of and advances on taxable mortgage revenue bonds	(8,375,750)	-
Advances on governmental issuer loans	(56,687,899)	(65,541,133)
Advances on taxable governmental issuer loan	-	(1,000,000)
Advances on property loans	(61,938,490)	(4,858,662)
Contributions to unconsolidated entities	(20,600,522)	(13,066,359)
Proceeds from sale of investments in unconsolidated entities	48,664,660	29,433,391
Return of investments in unconsolidated entities	1,162,258	-
Principal payments received on mortgage revenue bonds	88,232,881	10,239,992
Principal payments received on taxable mortgage revenue bonds	5,172	4,729
Principal payments received on property loans	3,250,980	-
Net cash used in investing activities	(96,454,403)	(56,262,246)
Cash flows from financing activities:
Distributions paid	(23,896,388)	(11,314,203)
Repurchase of BUCs	-	(1,363,736)
Proceeds from debt financing	172,250,000	70,577,000
Principal payments on debt financing	(60,137,809)	(2,697,767)
Principal borrowing on mortgages payable	-	1,440,000
Principal payments on mortgages payable	(463,525)	(439,618)
Principal borrowing on unsecured lines of credit	-	15,172,445
Principal payments on unsecured lines of credit	-	(22,647,445)
Principal borrowing on secured lines of credit	37,107,000	6,500,000
Principal payments on secured lines of credit	(43,367,000)	-
Increase (decrease) in security deposit liability related to restricted cash	(28,357)	51,624
Proceeds upon exchange of Redeemable Preferred Units	20,000,000	-
Payment upon exchange of Redeemable Preferred Units	(20,000,000)	-
Debt financing and other deferred costs paid	(1,640,463)	(1,700,469)
Net cash provided by financing activities	79,823,458	53,577,831
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,314,211)	12,878,768
Cash, cash equivalents and restricted cash at beginning of period	151,932,470	122,990,586
Cash, cash equivalents and restricted cash at end of period	$149,618,259	$135,869,354

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,931,712	$9,769,631
Cash paid during the period for income taxes	6,893	135,904
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$12,999,077	$8,087,541
Distributions declared but not paid for Preferred Units	708,750	708,750
Investment in previously unconsolidated entity consolidated as land	-	3,115,891
Capital expenditures financed through accounts payable	546	7,504
Deferred financing costs financed through accounts payable	29,500	1,400

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$104,570,584	$52,065,319
Restricted cash	45,047,675	83,804,035
Total cash, cash equivalents and restricted cash	$149,618,259	$135,869,354

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

The Partnership also makes noncontrolling equity investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily properties. The Partnership is entitled to distributions if, and when, cash is available for distribution either through operations, a refinance or a sale of the property. In addition, the Partnership may acquire and hold interests in multifamily, student and senior citizen residential properties (“MF Properties”) until the “highest and best use” can be determined by management.

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

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The outstanding Series A Preferred Units and Series A-1 Preferred Units are redeemable in the future (Note 19). The Partnership had not yet issued Series B Preferred Units as of June 30, 2022. The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders.”

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
•
ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to loan money or provide equity for the development of market-rate multifamily properties;
•
One wholly owned corporation (the "Greens Hold Co”), which owns 100% of The 50/50 MF Property, a real estate asset, and certain property loans; and
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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021. These condensed consolidated financial statements and notes have been prepared consistently with the 2021 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of June 30, 2022, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

Through the end of July 2022, the Federal Reserve announced four increases in short-term interest rates totaling 225 basis points, including in both June and July of 2022 the largest single interest rate increases (75 basis points) since 1994. The Federal Reserve has signaled a series of future short-term interest rate increases to combat inflation in the broader economy. In addition, geopolitical conflicts have impacted the general global economic environment. These factors have caused volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly fixed-rate MRBs and taxable MRBs. In addition, increases in short-term interest rates will generally result in increases in the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

Beneficial Unit Certificates (“BUCs”)

The Partnership has issued BUCs representing assigned limited partnership interests to investors. Costs related to the issuance of BUCs are recorded as a reduction to partners’ capital when issued. On April 1, 2022, the Partnership effected a one-for-three reverse unit split (“Reverse Unit Split”) of its outstanding BUCs. As a result of the Reverse Unit Split, holders of BUCs received one BUC for every three BUCs owned at the close of business on April 1, 2022. All fractional BUCs created by the Reverse Unit Split were rounded to the nearest whole BUC, with any fraction equal to or above 0.5 BUC rounded up to the next higher BUC, as provided by the Partnership Agreement. Immediately prior to the Reverse Unit Split, there were 66,049,908 BUCs issued and outstanding, and immediately after the Reverse Unit Split the number of issued and outstanding BUCs decreased to 22,017,915. In connection with the Reverse Unit Split, the CUSIP number for the BUCs changed to 02364V 206. The BUCs continue to trade on the Nasdaq Global Select Market under the trading symbol “ATAX.” The one-for-three Reverse Unit Split has been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).” ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs. ASU 2016-13 is effective for the Partnership on January 1, 2023 and is to be adopted through a cumulative-effect adjustment to retained earnings as of that date. The Partnership regularly assesses its assets that are within the scope of ASU 2016-13 and has determined that the GILs, taxable GIL, property loans, receivables reported within other assets, financial guarantees, financial commitments, and interest receivable related to such assets, are within the scope of ASU 2016-13. Furthermore, the Partnership continues to develop data collection processes, assessment procedures and internal controls that will be required when ASU 2016-13 becomes effective, and to evaluate the impact to the Partnership's condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities from March 12, 2020 through December 31, 2022. ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Partnership has evaluated its population of instruments indexed, either directly or indirectly, to LIBOR and does not currently expect the adoption of ASU 2020-04 to have a material impact on the Partnership's condensed consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three and six months ended June 30, 2022 and 2021.

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

The Partnership has determined its investment in Vantage at San Marcos is a VIE where the Partnership is the primary beneficiary. The Partnership may currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. If the Partnership were to redeem its investment, the underlying assets of the property would likely need to be sold. If the underlying assets were sold, the extent to which the VIE will be exposed to gains or losses would result from decisions made by the Partnership. The Partnership’s option to redeem its investment in Vantage at San Marcos was effective beginning in the fourth quarter of 2021. As the primary beneficiary, the Partnership reports the assets and liabilities of Vantage at San Marcos on a consolidated basis, which consist of a real estate asset investment (Note 8), mortgage payable (Note 16), and current liabilities associated with the construction costs of a market-rate multifamily property (Note 13). If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

During 2021, the Partnership consolidated Vantage at Hutto and Vantage at Fair Oaks because it could require the managing member of the VIEs to purchase the Partnership's equity investments in the VIEs at a price equal to the Partnership's carrying value. The Partnership's right to require the managing members of the VIEs to purchase the Partnership's equity investments at a price equal to the Partnership's carrying values was terminated during 2021 upon construction commencement. As such, the Partnership was no longer the primary beneficiary of the VIEs and the VIEs were not reported on a consolidated basis and were instead reported as investments in unconsolidated entities as of December 31, 2021.

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

The Partnership held variable interests in 30 non-consolidated VIEs as of June 30, 2022 and December 31, 2021. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of June 30, 2022 and December 31, 2021:

	Maximum Exposure to Loss
	June 30, 2022	December 31, 2021
Mortgage revenue bonds	$63,559,086	$51,045,000
Taxable mortgage revenue bonds	6,700,000	2,000,000
Governmental issuer loans	241,455,349	184,767,450
Taxable governmental issuer loan	1,000,000	1,000,000
Property loans	109,213,066	47,274,576
Investments in unconsolidated entities	107,922,959	107,793,522
	$529,850,460	$393,880,548

The Partnership’s maximum exposure to loss for the MRBs and taxable MRBs as of June 30, 2022 is equal to the Partnership’s cost adjusted for paydowns. The difference between an MRB’s carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $47.0 million and $25.8 million, respectively, as of June 30, 2022 (Note 18).

The Partnership’s maximum exposure to loss for the GILs, taxable GIL, property loans and investments in unconsolidated entities as of June 30, 2022 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $65.6 million, $9.6 million, $78.3 million, and $2.5 million, respectively, as of June 30, 2022 (Note 18).

6. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental properties and a commercial property. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The MRBs bear interest at a fixed rate, with the exception of Ocotillo Springs - Series A and Residency at the Mayer - Series A. The Partnership had the following investments in MRBs as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,923,002	$706,295	$-	$10,629,297
Glenview Apartments - Series A (3)	CA	4,401,268	389,603	-	4,790,871
Harmony Court Bakersfield - Series A (4)	CA	3,618,064	231,895	-	3,849,959
Harmony Terrace - Series A (4)	CA	6,698,296	501,771	-	7,200,067
Harden Ranch - Series A (2)	CA	6,494,420	635,549	-	7,129,969
Las Palmas II - Series A (4)	CA	1,641,483	110,762	-	1,752,245
Lutheran Gardens (6)	CA	10,352,000	146,047	-	10,498,047
Montclair Apartments - Series A (3)	CA	2,384,413	187,694	-	2,572,107
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,538,142	839,654	-	8,377,796
Montevista - Series A (6)	CA	6,679,324	892,932	-	7,572,256
Ocotillo Springs - Series A (6), (8)	CA	15,000,000	-	(338,121)	14,661,879
Residency at the Entrepreneur J-1 (6)	CA	9,088,500	184,361	-	9,272,861
Residency at the Entrepreneur J-2 (6)	CA	7,500,000	227,384	-	7,727,384
Residency at the Entrepreneur J-3 (7)	CA	-	704,506	-	704,506
Residency at the Mayer - Series A (6)	CA	25,070,586	-	-	25,070,586
San Vicente - Series A (4)	CA	3,384,651	240,298	-	3,624,949
Santa Fe Apartments - Series A (3)	CA	2,888,627	262,829	-	3,151,456
Seasons at Simi Valley - Series A (4)	CA	4,163,377	486,741	-	4,650,118
Seasons Lakewood - Series A (4)	CA	7,135,142	534,496	-	7,669,638
Seasons San Juan Capistrano - Series A (4)	CA	12,013,249	899,916	-	12,913,165
Summerhill - Series A (4)	CA	6,230,249	333,756	-	6,564,005
Sycamore Walk - Series A (4)	CA	3,452,100	237,708	-	3,689,808
The Village at Madera - Series A (4)	CA	2,992,421	212,993	-	3,205,414
Tyler Park Townhomes - Series A (2)	CA	5,655,665	339,434	-	5,995,099
Vineyard Gardens - Series A (6)	CA	3,924,005	419,505	-	4,343,510
Westside Village Market - Series A (2)	CA	3,695,968	326,300	-	4,022,268
Brookstone (1)	IL	7,311,136	1,437,974	-	8,749,110
Copper Gate Apartments (2)	IN	4,900,000	213,033	-	5,113,033
Renaissance - Series A (3)	LA	10,659,934	1,298,461	-	11,958,395
Live 929 Apartments - Series 2022A (6)	MD	57,993,759	3,327,502	-	61,321,261
Jackson Manor Apartments (6)	MS	6,900,000	-	-	6,900,000
Greens Property - Series A (2)	NC	7,659,000	66,665	-	7,725,665
Silver Moon - Series A (3)	NM	7,594,049	846,853	-	8,440,902
Village at Avalon (5)	NM	16,006,888	1,591,273	-	17,598,161
Columbia Gardens (4)	SC	12,635,293	774,457	-	13,409,750
Companion at Thornhill Apartments (4)	SC	10,856,396	777,399	-	11,633,795
Cross Creek (1)	SC	6,109,034	1,602,917	-	7,711,951
The Palms at Premier Park Apartments (2)	SC	18,263,243	1,046,818	-	19,310,061
Village at River's Edge (4)	SC	9,689,596	660,955	-	10,350,551
Willow Run (4)	SC	12,460,025	822,793	-	13,282,818
Arbors at Hickory Ridge (2)	TN	10,675,009	2,234,974	-	12,909,983
Avistar at Copperfield - Series A (6)	TX	13,606,505	937,879	-	14,544,384
Avistar at the Crest - Series A (2)	TX	8,960,216	823,134	-	9,783,350
Avistar at the Oaks - Series A (2)	TX	7,246,742	625,406	-	7,872,148
Avistar at the Parkway - Series A (3)	TX	12,505,935	1,039,589	-	13,545,524
Avistar at Wilcrest - Series A (6)	TX	5,156,590	179,313	-	5,335,903
Avistar at Wood Hollow - Series A (6)	TX	39,153,870	2,698,826	-	41,852,696
Avistar in 09 - Series A (2)	TX	6,257,280	498,613	-	6,755,893
Avistar on the Boulevard - Series A (2)	TX	15,264,695	1,256,157	-	16,520,852
Avistar on the Hills - Series A (2)	TX	4,961,282	444,670	-	5,405,952
Bruton Apartments (4)	TX	17,457,888	131,146	-	17,589,034
Concord at Gulfgate - Series A (4)	TX	18,507,340	1,729,783	-	20,237,123
Concord at Little York - Series A (4)	TX	12,965,267	1,298,582	-	14,263,849
Concord at Williamcrest - Series A (4)	TX	20,084,588	1,877,200	-	21,961,788
Crossing at 1415 - Series A (4)	TX	7,212,847	621,701	-	7,834,548
Decatur Angle (4), (8)	TX	21,972,150	-	(28,633)	21,943,517
Esperanza at Palo Alto (4)	TX	18,994,977	2,004,725	-	20,999,702
Heights at 515 - Series A (4)	TX	6,603,486	569,178	-	7,172,664
Heritage Square - Series A (3)	TX	10,391,538	788,391	-	11,179,929
Oaks at Georgetown - Series A (4)	TX	11,969,564	642,792	-	12,612,356
Runnymede (1)	TX	9,605,000	64,079	-	9,669,079
Southpark (1)	TX	11,401,081	1,429,739	-	12,830,820
15 West Apartments (4)	WA	9,493,684	1,316,414	-	10,810,098
Mortgage revenue bonds held in trust		$661,410,839	$47,731,820	$(366,754)	$708,775,905
(1)
MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)
MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(3)
MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(4)
MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 15
(6)
MRBs held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 15
(7)
The Partnership has an MRB funding commitment of $26.1 million as of June 30, 2022. The unfunded MRB commitment is accounted for as an available-for-sale security and reported at fair value. The reported unrealized grain is based on the fair value of the funding commitment outstanding as of June 30, 2022. The Partnership will partially fund the commitment with proceeds from a Mizuho Capital Markets, LLC debt financing transaction.
(8)
As of the date presented, the MRB had been in a cumulative unrealized loss position for less than 12 consecutive months and is not considered a credit loss. The Partnership determined the unrealized loss is a result of increasing market interest rates and is not considered other-than-temporary.

	June 30, 2022
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
CCBA Senior Garden Apartments (1)	CA	$3,807,000	$-	$(90,093)	$3,716,907
Solano Vista - Series A	CA	2,640,361	287,842	-	2,928,203
Meadow Valley (2)	MI	210,000	-	(2,011,812)	(1,801,812)
Gateway Village	NC	2,596,424	-	-	2,596,424
Greens Property - Series B	NC	917,922	12,540	-	930,462
Lynnhaven Apartments	NC	3,445,255	-	-	3,445,255
Provision Center 2014-1	TN	4,297,470	-	-	4,297,470
Avistar at the Crest - Series B	TX	727,745	40,497	-	768,242
Avistar at the Oaks - Series B	TX	532,937	26,288	-	559,225
Avistar at the Parkway - Series B	TX	123,394	23,981	-	147,375
Avistar in 09 - Series B	TX	439,625	21,685	-	461,310
Avistar on the Boulevard - Series B	TX	432,428	21,603	-	454,031
Mortgage revenue bonds held by the Partnership		$20,170,561	$434,436	$(2,101,905)	$18,503,092
(1)
As of the date presented, the MRB had been in a cumulative unrealized loss position for less than 12 consecutive months and is not considered a credit loss. The Partnership determined the unrealized loss is a result of increasing market interest rates and is not considered other-than-temporary.
(2)
The Partnership has a remaining MRB funding commitment of $43.9 million as of June 30, 2022. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining $43.9 million funding commitment outstanding as of June 30, 2022 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not other-than-temporary.

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
The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of June 30, 2022. See Note 18 for additional information regarding the Partnership’s MRB funding commitments.

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

MRB Activity in the First Six Months of 2022

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the six months ended June 30, 2022:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Principal Acquired
Residency at the Entrepreneur - Series J-1	April	Los Angeles, CA	200	3/31/2040	6.00%		$9,000,000
Residency at the Entrepreneur - Series J-2	April	Los Angeles, CA	200	3/31/2040	6.00%		7,500,000
Residency at the Entrepreneur - Series J-3	April	Los Angeles, CA	200	3/31/2040	6.00%		(1)
Residency at the Entrepreneur - Series J-4	April	Los Angeles, CA	200	3/31/2040	SOFR + 3.60%	(2)	(1)
CCBA Senior Garden Apartments (3)	June	San Diego, CA	45	7/1/2037	4.50%		3,807,000
							$20,307,000

(1)
The Partnership has committed to provide funding for the Series J-3 and Series J-4 MRBs of $26.1 million and $16.4 million, respectively. See Note 18.
(2)
The interest rate is subject to an all-in floor of 3.87%. Upon stabilization, the Series J-4 MRB will become subordinate to the Series J-1, J-2 and J-3 MRBs and will convert to a fixed rate of 8.0%. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $1.5 million.
(3)
The investment was previously reported as a bond purchase commitment that has converted to an MRB.

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

Redemptions:

The following MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the six months ended June 30, 2022:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Ohio Properties - Series A	March	(1)	362	6/1/2050	7.00%	$13,544,000
Ohio Properties - Series B	March	(1)	362	6/1/2050	10.00%	3,459,840
Bridle Ridge	May	Greer, SC	152	1/1/2043	6.00%	7,100,000
						$24,103,840
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
						$7,385,000
(1)
Both MRBs are part of the same series but had different interest rates and maturity dates.

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$10,030,736	$7,318,589	$9,175,482	$7,318,589
Provision for credit loss	-	900,080	-	900,080
Other additions (1)	-	-	860,533	-
Recovery of prior credit loss (2)	(17,344)	-	(22,623)	-
Balance, end of period (3)	$10,013,392	$8,218,669	$10,013,392	$8,218,669
(1)
The other addition is related to a re-allocation of the loan loss allowance upon restructuring of the Live 929 Apartments MRBs and property loan.
(2)
The Partnership compared the present value of cash flows expected to be collected to the amortized cost basis of the Live 929 Apartments Series 2022A MRB, which indicated a recovery of value. The Partnership will accrete the recovery of prior credit loss into investment income over the term of the MRB.
(3)
The allowance for credit losses as of June 30, 2022 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments - Series 2022A MRB. The allowance for credit losses as of June 30, 2021 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2014 Series A MRB.
7. Governmental Issuer Loans

The Partnership owns governmental issuer loans (“GILs”) that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GILs. Each GIL is secured by a mortgage on all real and personal property of the affordable multifamily property. The GILs share first mortgage lien positions with property loans and/or taxable GILs also owned by the Partnership (Notes 10 and 12). Sources of the funds to pay principal and interest on a GIL consist of the net cash flow or the sale or refinancing proceeds from the secured property and limited-to-full payment guaranties provided by affiliates of the borrower. The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction. The GILs, with the exception of Magnolia Heights, were held in trust in connection with TOB trust financings as of June 30, 2022 and December 31, 2021 (Note 15). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity if the property has reached stabilization and other conditions are met (Note 21).

The Partnership had the following GIL investments as of June 30, 2022 and December 31, 2021:

						As of June 30, 2022
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate (3)	Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%	4.01%	$40,000,000
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 2.25%	3.16%	34,000,000
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	3.66%	33,080,000
Legacy Commons at Signal Hills (1)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	4.58%	34,620,000
Hilltop at Signal Hills (1)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	4.58%	24,450,000
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%	4.66%	16,981,200
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%	4.66%	10,691,245
Osprey Village (1)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	3.85%	24,363,127
Willow Place Apartments (1)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	4.08%	8,468,863
Magnolia Heights (1)	June 2022	Covington, GA	200	7/1/2024	SOFR + 3.85%	5.30%	14,800,914
							$241,455,349
(1)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 21).
(2)
The borrower may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(3)
The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.

							As of December 31, 2021
Property Name	Month Acquired	Property Location	Units	Maturity Date (2)	Variable Interest Rate (3)		Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (1)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.20%	$40,000,000
Oasis at Twin Lakes (1)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(4)	3.75%	34,000,000
Centennial Crossings (1)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%		3.25%	33,080,000
Legacy Commons at Signal Hills (1)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%		3.57%	33,120,605
Hilltop at Signal Hills (1)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%		3.57%	21,550,584
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%		4.60%	9,981,200
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%		4.60%	3,691,245
Osprey Village (1)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%		3.57%	6,372,030
Willow Place Apartments (1)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%		3.55%	2,971,786
								$184,767,450
(1)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 21).
(2)
The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.
(3)
The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.
(4)
The variable rate decreases to SIFMA plus 2.25% upon completion of construction.

The partnership has remaining commitments to provide additional funding of the GILs during construction and/or rehabilitation of the secured properties as of June 30, 2022. See Note 18 for further information regarding the Partnership’s remaining GIL funding commitments.

Activity in the First Six Months of 2022

Acquisitions:

During the six months ended June 30, 2022, the Partnership entered into a $20.4 million GIL commitment to provide construction financing for Magnolia Heights on a draw-down basis.

Activity in the First Six Months of 2021

Acquisitions:

During the six months ended June 30, 2021, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a draw-down basis as summarized below.

•
$34.6 million commitment related to Legacy Commons at Signal Hills;
•
$24.5 million commitment related to Hilltop at Signal Hills;
•
$23.4 million commitment related to Hope on Avalon; and
•
$12.1 million commitment related to Hope on Broadway.

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of June 30, 2022 and December 31, 2021:

Real Estate Assets as of June 30, 2022
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,356,667	$42,555,935
The 50/50 MF Property	Lincoln, NE	475	-	33,182,868	33,182,868
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	682,929	3,343,544
Land held for development		(2)	1,551,196	-	1,551,196
					$80,633,543
Less accumulated depreciation					(22,058,023)
Net real estate assets					$58,575,520
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

The following table provides the details of the investments in unconsolidated entities as of June 30, 2022 and December 31, 2021:

Property Name	Location	Units	Construction Commencement Date	Construction Completion Date	Carrying Value as of June 30, 2022	Carrying Value as of December 31, 2021
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	$5,696,553	$6,143,099
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	October 2020	-	12,240,000
Vantage at Coventry	Omaha, NE	294	September 2018	February 2021	6,895,902	7,611,614
Vantage at Conroe	Conroe, TX	288	April 2019	January 2021	10,499,625	11,164,625
Vantage at O'Connor	San Antonio, TX	288	October 2019	June 2021	8,757,183	9,109,343
Vantage at Westover Hills	San Antonio, TX	288	January 2020	July 2021	-	8,861,504
Vantage at Tomball	Tomball, TX	288	August 2020	April 2022	12,417,958	11,814,774
Vantage at Hutto	Hutto, TX	288	December 2021	N/A	10,848,701	5,629,651
Vantage at Loveland	Loveland, CO	288	April 2021	N/A	17,401,791	10,913,911
Vantage at Helotes	Helotes, TX	288	May 2021	N/A	13,480,735	11,350,686
Vantage at Fair Oaks	Boerne, TX	288	September 2021	N/A	11,531,289	6,424,306
Vantage at McKinney Falls	McKinney Falls, TX	288	December 2021	N/A	10,393,222	6,530,009
					$107,922,959	$107,793,522

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of June 30, 2022. See Note 18 for further information regarding the Partnership’s remaining equity funding commitments.

Activity in the First Six Months of 2022

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the six months ended June 30, 2022:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Murfreesboro	Murfreesboro, TN	288	March 2022	$29,258,279	$657,937	$16,360,343
Vantage at Westover Hills	San Antonio, TX	288	May 2022	20,923,784	-	12,658,501
Vantage at Bulverde	Bulverde, TX	288	(1)	60,000	-	60,000
Vantage at Germantown	Germantown, TN	288	(2)	4,407	-	4,407
				$50,246,470	$657,937	$29,083,251
(1)
During the first six months of 2022, the Partnership received net cash of approximately $60,000 associated with final settlements of the Vantage at Bulverde sale in August 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statements of operations.
(2)
In March 2022, the Partnership received cash of approximately $4,000 associated with final settlements of the Vantage at Germantown sale in March 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statements of operations.

Activity in the First Six Months of 2021

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the six months ended June 30, 2021:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Germantown	Germantown, TN	288	March 2021	$16,096,560	$862,454	$2,809,106
Vantage at Powdersville	Powdersville, SC	288	May 2021	20,118,680	2,359,394	5,463,484
				$36,215,240	$3,221,848	$8,272,590

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

Summarized Unconsolidated Entity Level Financial Data

The following table provides combined summary financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Property Revenues	$5,433,813	$5,475,906	$12,115,104	$10,958,776
Gain on sale of property	$26,432,219	$15,659,445	$64,603,222	$24,626,692
Net income	$26,406,563	$13,579,814	$65,137,125	$20,510,948

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Centennial Crossings	$22,019,572	$-	$22,019,572	9/1/2023	LIBOR + 2.50%
Hilltop at Signal Hills	15,359,308	-	15,359,308	8/1/2023	SOFR + 3.07%
Legacy Commons at Signal Hills	23,349,635	-	23,349,635	2/1/2024	SOFR + 3.07%
Magnolia Heights	1,000,000	-	1,000,000	7/1/2024	SOFR + 3.85%
Oasis at Twin Lakes	24,018,657	-	24,018,657	8/1/2023	LIBOR + 2.50%
Osprey Village	1,000,000	-	1,000,000	8/1/2024	SOFR + 3.07%
Scharbauer Flats Apartments	20,640,894	-	20,640,894	1/1/2023	LIBOR + 2.85%
Willow Place Apartments	1,000,000	-	1,000,000	10/1/2024	SOFR + 3.30%
Subtotal	108,388,066	-	108,388,066

Senior Acquisition Financing
Magnolia Crossing	$13,891,738	$-	$13,891,738	12/1/2022	SOFR + 6.50%	(2)
Poppy Grove Apartments	825,000	-	825,000	8/6/2022	8.00%
Subtotal	14,716,738	-	14,716,738

Other
Avistar (February 2013 portfolio)	$201,972	$-	$201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Cross Creek	11,101,887	(7,393,815)	3,708,072	12/1/2025	6.15%
Greens Property	850,000	-	850,000	9/1/2046	10.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	12,900,481	(7,888,815)	5,011,666

Total	$136,005,285	$(7,888,815)	$128,116,470

(1)
The property loans, with the exception of Magnolia Heights, are held in trust in connection with a TOB trust financing (Note 15). The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrower have guaranteed limited-to-full payment of principal and accrued interest on the property loan. The borrower may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee. The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.
(2)
The index is subject to a floor of 0.25%.

	December 31, 2021
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Centennial Crossings	$11,354,386	$-	$11,354,386	9/1/2023	LIBOR + 2.50%
Hilltop at Signal Hills	1,000,000	-	1,000,000	8/1/2023	SOFR + 3.07%
Legacy Commons at Signal Hills	2,604,230	-	2,604,230	2/1/2024	SOFR + 3.07%
Oasis at Twin Lakes	20,607,362	-	20,607,362	8/1/2023	LIBOR + 2.50%
Osprey Village	1,000,000	-	1,000,000	8/1/2024	SOFR + 3.07%
Scharbauer Flats Apartments	9,708,598	-	9,708,598	1/1/2023	LIBOR + 2.85%
Willow Place Apartments	1,000,000	-	1,000,000	10/1/2024	SOFR + 3.30%
Subtotal	47,274,576	-	47,274,576

Senior Acquisition Financing
Magnolia Crossing	$13,424,579	$-	$13,424,579	12/1/2022	SOFR + 6.50%	(2)
Subtotal	13,424,579	-	13,424,579

Other Property Loans
Avistar (February 2013 portfolio)	$201,972	$-	$201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Cross Creek	11,101,887	(7,393,814)	3,708,073	12/1/2025	6.15%
Greens Property	850,000	-	850,000	9/1/2046	10.00%
Live 929 Apartments	1,355,534	(1,355,534)	-	7/31/2049	8.00%
Ohio Properties	2,390,446	-	2,390,446	12/1/2026 - 6/1/2050	10.00%
Subtotal	16,151,461	(8,749,348)	7,402,113

Total	$76,850,616	$(8,749,348)	$68,101,268

(1)
The property loans are held in trust in connection with a TOB trust financing (Note 15). The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrower have guaranteed limited-to-full payment of principal and accrued interest on the property loan. The borrower may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee. The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.
(2)
The index is subject to a floor of 0.25%.

The Partnership recognized a provision for loan loss and associated loan loss allowance of approximately $330,000 for the three and six months ended June 30, 2021 related to the Live 929 Apartments property loan as the Partnership determined it was probable the outstanding balance will not be collectible

During the three and six months ended June 30, 2022 and 2021, the interest to be earned on the Live 929 Apartments and Cross Creek property loans was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of these property loans determined the collection of the interest accrued was not probable. In addition, interest to be earned on approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status for the three and six months ended June 30, 2021 as, in management’s opinion, the interest was not considered collectible.

Activity in the First Six Months of 2022

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

In April 2022, the Partnership provided a property loan to Poppy Grove Apartments in the amount of $825,000 to fund the design and predevelopment costs for upcoming affordable housing developments in Elk Grove, CA.

In June 2022, concurrent with the acquisition of the Magnolia Heights GIL (Note 7), the Partnership committed $10.3 million to provide a property loan for the construction of the underlying property on a draw-down basis. The property loan and associated GIL are on parity and share a first mortgage position on all real and personal property associated with the secured property.

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
•
$21.2 million commitment related to Hilltop at Signal Hills.

In March 2021, the Partnership amended the property loan with Live 929 Apartments to increase the total available loan amount to $1.5 million from $1.0 million. The property loan is subordinate to the MRBs associated with the property.

The following table summarizes the changes in the Partnership's loan loss allowance for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$7,888,815	$8,305,046	$8,749,348	$8,305,046
Provision for loan loss	-	330,116	-	$330,116
Other reductions (1)	-	-	(860,533)	-
Balance, end of period	$7,888,815	$8,635,162	$7,888,815	$8,635,162
(1)
The reduction in the loan loss allowance is due to a principal payment received on the Live 929 Apartments property loan as part of the restructuring of the outstanding debt of Live 929 Apartments (Note 6).

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Current income tax expense	$35,024	$127,129	$42,668	$143,614
Deferred income tax benefit	(13,973)	(19,442)	(6,707)	(35,670)
Total income tax expense	$21,051	$107,687	$35,961	$107,944

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of June 30, 2022 and December 31, 2021.

12. Other Assets

The following table summarizes the Partnership's other assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Deferred financing costs, net	$1,093,441	$1,349,097
Fair value of derivative instruments (Note 17)	3,983,717	343,418
Taxable mortgage revenue bonds, at fair value	11,457,256	3,428,443
Taxable governmental issuer loan held in trust	1,000,000	1,000,000
Bond purchase commitments, at fair value (Note 18)	8,953	964,404
Operating lease right-of-use assets, net	1,605,257	1,619,714
Other assets	1,826,894	2,157,809
Total other assets	$20,975,518	$10,862,885

As of June 30, 2022 and December 31, 2021, the operating lease right-of-use assets consisted primarily of a ground lease at the 50/50 MF Property (Note 13).

The Partnership has remaining commitments to provide additional funding of the taxable GIL and taxable MRBs during construction and/or rehabilitation of the secured properties as of June 30, 2022. See Note 18 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

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

As of June 30, 2022, four taxable MRBs with a fair value of $10.2 million were held in trust in connection with TOB trust financings (Note 15).

Activity in the First Six Months of 2022

The following table includes details of the taxable MRBs acquired during the six months ended June 30, 2022:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Acquired
Live 929 Apartments - Series 2022B	January 2022	Baltimore, MD	575	1/1/2029	4.30%	$3,625,000
Residency at the Entrepreneur - Series J-T (1)	April 2022	Los Angeles, CA	200	4/1/2025	SOFR + 3.65%	1,000,000
						$4,625,000
(1)
The Partnership has committed to provide total funding for this MRB of $13.0 million (see Note 18). The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee. The interest rate is subject to an all-in floor of 3.92%.

Activity in the First Six Months of 2021

The following table includes details of the taxable GIL acquired during the six months ended June 30, 2021:

Property Name	Date Committed	Maturity Date	Initial Outstanding Balance	Total Commitment
Hope on Avalon	January 2021	2/1/2023 (1)	$1,000,000	$10,573,000
(1)
The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership's accounts payable, accrued expenses and other liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accounts payable	$878,721	$1,234,111
Accrued expenses	3,368,183	4,102,381
Accrued interest expense	5,173,155	4,229,119
Operating lease liabilities	2,152,705	2,151,991
Other liabilities	1,805,084	1,946,610
Total accounts payable, accrued expenses and other liabilities	$13,377,848	$13,664,212

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability. Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount. As of June 30, 2022, the minimum aggregate annual payment due under the agreement is approximately $138,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter. The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The Partnership recognized expenses related to the ground lease of approximately $42,000 and $84,000 for the three and six months ended June 30, 2022 and 2021, respectively, and are reported within “Real estate operating expenses” in the Partnership's condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of June 30, 2022:

Remainder of 2022	$71,084
2023	143,561
2024	144,706
2025	147,598
2026	150,548
Thereafter	4,219,127
Total	4,876,624
Less: Amount representing interest	(2,723,919)
Total operating lease liabilities	$2,152,705

14. Secured Lines of Credit

The following tables summarize the Partnership's secured lines of credit ("LOC" or "LOCs") as of June 30, 2022 and December 31, 2021:

Secured Lines of Credit	Outstanding as of June 30, 2022	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$6,500,000	$40,000,000	June 2023 (1)	Variable (2)	Monthly	4.37%
Bankers Trust Acquisition LOC	32,954,000	50,000,000	June 2023	Variable (3)	Monthly	4.60%
	$39,454,000	$90,000,000
(1)
The General LOC contains two one-year extensions subject to certain conditions and payment of a 0.25% extension fee. The first extension request by the Partnership will be granted by BankUnited, N.A. (“BankUnited”) if all such conditions are met. Any subsequent extension requested by the Partnership will be granted or denied in the sole discretion of the lenders.
(2)
The variable rate is equal to LIBOR + 3.25%, subject to an all-in floor of 3.50%.
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
(2)
The variable rate is equal to LIBOR + 3.25%, subject to an all-in floor of 3.50%.
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

The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, in which the Partnership must maintain a balance of not less than $5.0 million. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of June 30, 2022. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify BankUnited if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of June 30, 2022.

In addition, the Partnership and Bankers Trust Company have entered into an amended and restated credit agreement for a secured non-operating line of credit (the “Acquisition LOC”) with a maximum commitment of up to $50.0 million. The Acquisition LOC may be used to fund purchases of multifamily real estate, tax-exempt or taxable MRBs, and tax-exempt or taxable loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (collectively, the “financed assets”). The financed assets acquired with the proceeds of the Acquisition LOC will be held in a custody account and the outstanding balances of the Acquisition LOC will be secured by a first priority interest in the financed assets and will be maintained in the custody account until released by Bankers Trust Company.

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. The Acquisition LOC documents contains a covenant, among others, that the Partnership’s ratio of the lender’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the Credit Agreement. In April 2022, the Partnership and Bankers Trust Company amended the credit agreement to update certain defined terms effective March 31, 2022. The Partnership was in compliance with all covenants as of June 30, 2022. See Note 24 for information regarding an amendment to the Acquisition LOC amended and restated credit agreement executed in July 2022.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of June 30, 2022 and December 31, 2021:

	Outstanding Debt Financings as of June 30, 2022, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$14,682,653	$239,189	2010	2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	76,306,225	4,999	2014	2024	Weekly	SIFMA	0.94%	1.60%	2.54%
Fixed - M33	29,875,141	2,606	2015	2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	212,939,274	5,000	2018	2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	102,645,842	36,042,262	2020	2025	Monthly	3-month LIBOR	1.83%	9.00%	10.83% (3)

TOB Trust Securitizations
Mizuho Capital Markets:
Variable - TOB	106,781,738	(4)	2019 - 2021	2023	Weekly	SIFMA	1.11% - 1.13%	0.89% - 1.67%	2.00% - 2.80%
Variable - TOB	134,578,818	(4)	2020	2023	Weekly	OBFR	1.83%	0.89%	2.72%
Variable - TOB	211,552,282	(4)	2021 - 2022	2024	Weekly	OBFR	1.83%	0.89% - 1.16%	2.72% - 2.99%
Variable - TOB	13,269,231	(4)	2022	2025	Weekly	OBFR	1.83%	1.18%	3.01%
Morgan Stanley:
Fixed - Term TOB	12,873,080	-	2019	2024	N/A	N/A	N/A	N/A	1.98%
Barclays Capital Inc.:
Variable - TOB	15,825,058	-	2021	2023	Weekly	OBFR	1.75%	1.27%	3.02%
Total Debt Financings	$931,329,342
(1)
Facility fees have a variable component.
(2)
The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.
(3)
The Partnership has entered into a total return swap transaction with the Secured Notes as the reference security and a notional amount totaling the outstanding principal on the Secured Notes. The total return swap effectively nets down the interest rate on the Secured Notes. Considering the effect of the total return swap, the effective net interest rate of the Secured Notes is 5.58% as of June 30, 2022. See Note 17 for further information on the total return swap.
(4)
The Partnership has restricted cash totaling approximately $3.2 million related its total net position with Mizuho Capital Markets.

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

As of June 30, 2022 and December 31, 2021, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 17).

As of June 30, 2022 and December 31, 2021, the restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of two total return swaps that have the Secured Notes as the reference security (Note 17). The Partnership may also be required to post additional collateral if the value of TEBS financing residual certificates declines below a threshold under the total return swaps.

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by MRBs, GILs, taxable MRBs, a taxable GIL, and property loans. The TOB trusts and Secured Notes with Mizuho and the TOB trust with Barclays are subject to respective master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests in each TOB trust maintain a certain value in relation to total assets in each TOB trust.

The TOB trust financings with Mizuho and Barclays also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on the NASDAQ. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of June 30, 2022.

The Partnership may also be required to post collateral, typically cash, related to the TOB trust financings with Mizuho and Barclays. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 17) in relation to thresholds set by Mizuho and Barclays. As of June 30, 2022, with the Partnership had posted approximately $3.2 million of collateral with Mizuho. There was no requirement to post collateral with Barclays as of June 30, 2022.

The Term TOB trust financing with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with all covenants as of June 30, 2022.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Six Months of 2022

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the six months ended June 30, 2022:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
Live 929 Series 2022A & 2022B MRBs	$55,990,000	February 2024	Weekly	OBFR	1.15%
Residency at the Entrepreneur MRBs and taxable MRB	14,000,000	April 2025	Weekly	OBFR	1.18%
Total TOB Trust Financings	$69,990,000

Redemptions:

The following is a summary of the TOB trust financings that were collapsed and all principal and interest were paid in full during the six months ended June 30, 2022:

Debt Financing	Debt Facility	Month	Paydown Applied
Live 929 Apartments - 2014 Series A	TOB Trust	January 2022	$31,565,000
Gateway Village	TOB Trust	May 2022	2,183,000
Lynnhaven Apartments	TOB Trust	May 2022	2,896,000
			$36,644,000

Refinancing Activity:

The Partnership executed three-month extensions of the maturity date of Barclays credit facility Trust 2021-XF2953 in January 2022, April 2022 and July 2022. There were no additional changes to terms or fees associated with the extensions.

In April 2022, the Partnership extended the maturity date of Mizuho credit facilities Trust 2021-XF2928 and Trust 2021-XF2929 from February 2023 to August 2023. Additionally, in June 2022, the Partnership extended the maturity date of Mizuho credit facility Trust 2020-XF2892 from July 2022 to July 2023. There were no additional changes to terms or fees associated with the extensions.

Activity in the First Six Months of 2021

New Debt Financings:

The following is a summary of the TOB trust financings that were entered into during the six months ended June 30, 2021:

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2022 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2022	$3,078,098
2023	262,612,816
2024	312,873,151
2025	119,649,589
2026	4,023,863
Thereafter	232,646,017
Total	934,883,534
Unamortized deferred financing costs and debt premium	(3,554,192)
Total debt financing, net	$931,329,342

16. Mortgages Payable and Other Secured Financing

The Partnership has entered into mortgages payable and other secured financings collateralized by MF Properties. The following is a summary of the mortgages payable and other secured financing, net of deferred financing costs, as of June 30, 2022 and December 31, 2021:

Property Mortgage Payables	Outstanding Mortgage Payable as of June 30, 2022, net	Outstanding Mortgage Payable as of December 31, 2021, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$1,978,521	$2,174,453	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	22,692,669	22,960,090	2020	April 2027	Fixed	4.35%
Vantage at San Marcos--Mortgage (1)	1,690,000	1,690,000	2020	August 2022	Variable	5.50%
Total Mortgage Payable\Weighted Average Period End Rate	$26,361,190	$26,824,543				4.43%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 5).

Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2022 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2022	$2,129,235
2023	910,723
2024	948,810
2025	1,711,693
2026	641,419
Thereafter	20,020,435
Total	26,362,315
Unamortized deferred financing costs	(1,125)
Total mortgages payable and other secured financings, net	$26,361,190

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

Interest Rate Swap Agreements

During the first quarter of 2022, the Partnership entered into two interest rate swap agreements to mitigate interest risk associated with the variable rate TOB trust financings (Note 15). No fees were paid to Mizuho upon closing of the interest rate swaps. The following table summarizes the Partnership's interest rate swap agreements as of June 30, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value of Asset as of June 30, 2022
February 2022	55,990,000	2/9/2022	2/1/2024	1.40%	1.11%	SOFR	TOB Trusts	Mizuho Capital Markets	$1,302,981
March 2022	47,850,000	3/3/2022	3/1/2027	1.65%	1.11%	SOFR	TOB Trusts	Mizuho Capital Markets	2,282,456
									$3,585,437
(1)
See Notes 15 and 22 for additional details.

Total Return Swap Agreements

The following table summarizes the terms of the Partnership’s total return swaps as of June 30, 2022 and December 31, 2021:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid		Period End Variable Rate Received		Variable Rate Index	Counterparty	Fair Value as of June 30, 2022
September 2020	102,886,323	September 2020	Sept 2025	5.58%	(1)	10.83%	(2)	3-month LIBOR	Mizuho Capital Markets	$225,064
										$225,064
(1)
Variable rate equal to 3-month LIBOR + 3.75%, subject to an all-in floor of 4.25%.
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
								$292,328

(1)
Variable rate equal to 3-month LIBOR + 3.75%, subject to an all-in floor of 4.25%.
(2)
Variable rate equal to 3-month LIBOR + 0.50%, subject to an all-in floor of 1.00%.
(3)
Variable rate equal to 3-month LIBOR + 9.00%.

The total return swap has the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 15). The notional amount of the total return swaps is $102.9 million. The rate received the total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid on the total return swap. Under the total return swap, the Partnership is liable for any decline in the value of the Secured Notes. If the fair value of the underlying Secured Notes is less than the outstanding principal balance, the Partnership is required to post additional cash collateral equal to the amount of the deficit. Such a deficit will also be reflected in the fair value of the total return swaps.

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a current notional amount of $102.9 million requires the Partnership to maintain cash collateral equal to 35% of the notional amount. The second total return swap, which was terminated in March 2022, required the Partnership to maintain cash collateral equal to 100% of the notional amount. In March 2022, the Partnership allocated the notional amount of $63.5 million from the second total return swap to the first total return swap which resulted in an increase in unrestricted cash of approximately $41.3 million.

Interest Rate Cap Agreement

The Partnership has entered into an interest rate cap agreement to mitigate our exposure to interest rate fluctuations on variable-rate debt financing facilities. The following tables summarize the Partnership’s interest rate cap agreement as of June 30, 2022 and December 31, 2021:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of June 30, 2022
August 2019	75,819,776	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$173,217
							$173,217
(1)
See Notes 15 and 22 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2021
August 2019	76,544,336	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$51,090
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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of June 30, 2022:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of June 30, 2022	Fair Value as of December 31, 2021
CCBA Senior Garden Apartments	July 2020	$-	4.50%	June 2022 (1)	$-	$495,784
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	8,953	468,620
		$3,900,000			$8,953	$964,404
(1)
The closing date is actual.

Investment Commitments

The Partnership has remaining commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership also has outstanding commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership's total and remaining commitments as of June 30, 2022:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of June 30, 2022
Mortgage Revenue Bonds
Residency at the Mayer - Series A	October 2021	April 2039	SOFR + 3.60%	$29,500,000	$4,500,000
Meadow Valley	December 2021	December 2029	6.25%	44,000,000	43,900,000
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	6.00%	26,080,000	26,080,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	16,420,000
Subtotal				116,000,000	90,900,000

Taxable Mortgage Revenue Bonds
Ocotillo Springs - Series A-T	July 2020	August 2023	LIBOR + 3.55%	$7,000,000	$2,300,000
Residency at the Mayer Series A-T	October 2021	April 2024 (3)	SOFR + 3.70%	12,500,000	11,500,000
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	13,000,000	12,000,000
Subtotal				32,500,000	25,800,000

Governmental Issuer Loans
Hope on Avalon	January 2021	February 2023 (3)	SIFMA + 3.75%	$23,390,000	$6,408,800
Hope on Broadway	January 2021	February 2023 (3)	SIFMA + 3.75%	12,105,623	1,414,378
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	60,000,000	35,636,873
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	25,000,000	16,531,137
Magnolia Heights	June 2022	July 2024 (3)	SOFR + 3.85%	20,400,000	5,599,086
Subtotal				140,895,623	65,590,274

Taxable Governmental Issuer Loans
Hope on Avalon (Taxable)	January 2021	February 2023 (3)	SOFR + 3.55%	$10,573,000	$9,573,000
Subtotal				10,573,000	9,573,000

Property Loans
Scharbauer Flats Apartments	June 2020	January 2023 (3)	LIBOR + 2.85%	$24,160,000	$3,519,106
Oasis at Twin Lakes	July 2020	August 2023 (3)	LIBOR + 2.50%	27,704,180	3,685,523
Centennial Crossings	August 2020	September 2023 (3)	LIBOR + 2.50%	24,250,000	2,230,428
Hilltop at Signal Hills	January 2021	August 2023 (3)	SOFR + 3.07%	21,197,939	5,838,631
Legacy Commons at Signal Hills	January 2021	February 2024 (3)	SOFR + 3.07%	32,233,972	8,884,337
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	25,500,000	24,500,000
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	21,351,328	20,351,328
Magnolia Crossing (4)	December 2021	December 2022 (3)	SOFR + 6.50%	14,500,000	608,262
Magnolia Heights	June 2022	July 2024 (3)	SOFR + 3.85%	10,300,000	9,300,000
Subtotal				201,197,419	78,917,615

Equity Investments
Vantage at Hutto	November 2020	N/A	N/A	$11,233,000	$1,136,576
Vantage at San Marcos (5)	November 2020	N/A	N/A	9,914,529	8,943,914
Vantage at McKinney Falls	December 2021	N/A	N/A	11,431,272	1,387,124
Subtotal				32,578,801	11,467,614

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (6)	4.85%	$3,900,000	$3,900,000
Subtotal				3,900,000	3,900,000

Total Commitments				$537,644,843	$286,148,503
(1)
The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.
(2)
Upon stabilization, the MRB will convert to a fixed rate of 8.0% and become subordinate to the other senior MRBs.
(3)
The borrower may elect to extend the maturity date to for a period ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(4)
The remaining loan commitment will be used to cover debt service over the twelve-month term of the property loan.
(5)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5). A development site has been identified for this property but construction had not commenced as of June 30, 2022.
(6)
This is the estimated closing date of the associated bond purchase commitment.

Construction Loan Guarantees

The Partnership has entered into guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guarantees if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of June 30, 2022:

Borrower	Guarantee Maturity	Maximum Balance Available on Loan	Loan Balance as of June 30, 2022	Partnership's Maximum Exposure as of June 30, 2022	Guarantee Terms
Vantage at Stone Creek	2023	$34,222,000	$34,222,000	$17,111,000	(1)
Vantage at Coventry	2023	34,536,000	34,536,000	17,268,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $5.0 million. The Partnership was in compliance with these requirements as of June 30, 2022. The Partnership has also provided indemnification to the lender for various costs including environmental non-compliance and remediation during the term.

Other Guarantees and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guarantees because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of June 30, 2022:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of June 30, 2022
Ohio Properties	2026	$2,661,066
Greens of Pine Glen, LP	2027	1,854,212

19. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership previously issued Series A Preferred Units via a private placement to five financial institutions. In April 2022, the Partnership issued Series A-1 Preferred Units in exchange for previously issued Series A Preferred Units. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. The Partnership had not issued any Series B Preferred Units as of June 30, 2022. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder.

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

The following table summarizes the outstanding Preferred Units as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2023 (1)
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2023 (1)
December 2016	700,000	7,000,000	3.00%	10.00	December 2023 (1)
March 2017	1,000,000	10,000,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Total Series A Preferred Units	7,450,000	74,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	10.00	April 2028
Total Series A-1 Preferred Units	2,000,000	20,000,000

Redeemable Preferred Units outstanding as of June 30, 2022	9,450,000	$94,500,000
(1)
The holder did not provide a notice of its intent to redeem prior to the date 180 days before the first optional redemption date. Accordingly, the holder's next optional redemption date is on the seventh anniversary of the sale of the Series A Preferred Units.

	December 31, 2021
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00
May 2016	1,386,900	13,869,000	3.00%	10.00
September 2016	1,000,000	10,000,000	3.00%	10.00
December 2016	700,000	7,000,000	3.00%	10.00
March 2017	1,613,100	16,131,000	3.00%	10.00
August 2017	2,000,000	20,000,000	3.00%	10.00
October 2017	1,750,000	17,500,000	3.00%	10.00
Redeemable Preferred Units outstanding as of December 31, 2021	9,450,000	$94,500,000

20. Restricted Unit Awards

The Partnership’s Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of June 30, 2022, there were approximately 545,000 restricted units and other awards available for future issuance. The number of BUCs with respect to which awards may be granted under the Plan, the number of BUCs subject to outstanding awards granted under the Plan, and the grant price with respect to any such awards were retroactively adjusted to account for the Reverse Unit Split on a one-for-three basis. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $165,000 and $191,000 for the three months ended June 30, 2022 and 2021, respectively. The compensation expense for RUAs totaled approximately $339,000 and $269,000 for the six months ended June 30, 2022 and 2021, respectively. Compensation expense is reported within “General and administrative expenses” in the Partnership's condensed consolidated statements of operations.

The following table summarizes the RUA activity for the six months ended June 30, 2022 and for the year ended December 31, 2021 (all amounts are presented giving effect to the 1-for-3 Reverse Unit Split which became effective on April 1, 2022):

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2021	44,271	$14.94
Granted	88,775	19.47
Vested	(55,523)	17.67
Unvested as of December 31, 2021	77,523	18.18
Forfeited	(902)	18.48
Unvested as of June 30, 2022	76,621	$18.17

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $507,000 as of June 30, 2022. The remaining compensation expense is expected to be recognized over a weighted average period of 0.8 years. The total intrinsic value of unvested RUAs was approximately $1.4 million as of June 30, 2022.

21. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership's condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Partnership administrative fees paid to AFCA 2 (1)	$1,263,000	$987,000	$2,480,000	$1,953,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	156,000	16,000	175,000	27,000
Referral fees paid to an affiliate (3)	108,000	-	108,000	-

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
(3)
The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee up to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2022, unless the parties mutually agree to extend the term. Referral fees are considered loan origination costs that are deferred and amortized as a yield adjustment to the related investment asset.

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs, taxable MRBs, GILs, taxable GIL and certain property loans for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s MRBs, GILs and certain property loans and affiliates for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Non-Partnership property administrative fees received by AFCA 2 (1)	$8,000	$9,000	$17,000	$18,000
Investment/mortgage placement fees earned by AFCA 2 (2)	1,234,000	1,528,000	1,234,000	2,782,000
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

Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase eight of the Partnership’s GILs (Note 7), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac.

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

The Partnership reported receivables due from unconsolidated entities of approximately $171,000 and $149,000 as of June 30, 2022 and December 31, 2021, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $474,000 and $417,000 as of June 30, 2022 and December 31, 2021, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2022 and December 31, 2021, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2022 and December 31, 2021 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Mortgage revenue bonds	2.5% - 20.7%	0.9% - 19.1%	4.9%	3.1%
Taxable mortgage revenue bonds	4.9% - 9.8%	4.0% - 8.1%	5.8%	5.9%
Bond purchase commitments	4.8%	3.2% - 3.3%	4.8%	3.2%

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

Assets measured at fair value on a recurring basis as of June 30, 2022 are summarized as follows:

	Fair Value Measurements as of June 30, 2022
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$708,775,905	$-	$-	$708,775,905
Mortgage revenue bonds	18,503,092	-	-	18,503,092
Bond purchase commitments (reported within other assets)	8,953	-	-	8,953
Taxable mortgage revenue bonds (reported within other assets)	11,457,256	-	-	11,457,256
Derivative financial instruments (reported within other assets)	3,983,717	-	3,585,437	398,280
Total Assets at Fair Value, net	$742,728,923	$-	$3,585,437	$739,143,486

The following tables summarize the activity related to Level 3 assets for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance April 1, 2022	$734,955,898	$145,323	$9,535,962	$397,658	$745,034,841
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	103,982	-	(10,072)	1,324,000	1,417,910
Included in other comprehensive income	(19,763,232)	(136,370)	(116,770)	-	(20,016,372)
Purchases	20,579,250	-	2,050,750	-	22,630,000
Settlements	(8,596,901)	-	(2,614)	(1,323,378)	(9,922,893)
Ending Balance June 30, 2022	$727,278,997	$8,953	$11,457,256	$398,280	$739,143,486
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2022	$17,344	$-	$-	$(12,258)	$5,086
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months Ended June 30, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance January 1, 2022	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	218,282	-	(10,072)	3,198,738	3,406,948
Included in other comprehensive income	(67,299,965)	(955,451)	(331,693)	-	(68,587,109)
Purchases	89,944,250	-	8,375,750	-	98,320,000
Settlements	(88,232,881)	-	(5,172)	(3,143,876)	(91,381,929)
Other (2)	(860,533)	-	-	-	(860,533)
Ending Balance June 30, 2022	$727,278,997	$8,953	$11,457,256	$398,280	$739,143,486
Total amount of gains for the period included in earnings attributable to the change in unrealized gains relating to assets or liabilities held on June 30, 2022	$22,623	$-	$-	$122,126	$144,749
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.
(2)
The other line is related to a re-allocation of the loan loss allowance upon restructuring of the Live 929 Apartments MRBs and property loan (Notes 6 and 10).

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

The following tables summarize the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2021:

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

As of June 30, 2022 and December 31, 2021, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GIL, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The fair value of the GILs, taxable GIL, and construction financing property loans approximated amortized cost as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$931,329,342	$935,818,491	$820,078,714	$854,428,834
Secured lines of credit	39,454,000	39,454,000	45,714,000	45,714,000
Mortgages payable and other secured financing	26,361,190	26,362,315	26,824,543	26,825,840

23. Segments

As of June 30, 2022, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership presented a fifth reportable segment, Public Housing Capital Fund Trusts, in its quarterly and annual filings during 2021 and prior. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020 and information is not presented for this segment as it had no operations during the periods presented. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs, and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments, and the related property loans, net of loan loss allowances, are reported as such in the Partnership's condensed consolidated balance sheets. As of June 30, 2022, the Partnership reported 74 MRBs and 10 GILs in this segment. As of June 30, 2022, the multifamily residential properties securing the MRBs and GILs contain a total of 10,481 and 2,032 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of an MRB and a property loan that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of the independent living, assisted living and memory care units. As of June 30, 2022, the property securing the MRB contains a total of 154 seniors housing units and the skilled nursing facility securing the property loan has 128 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of multifamily and student housing residential properties held by the Partnership (Note 8). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. As of June 30, 2022, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues
Affordable Multifamily MRB Investments	$12,886,972	$11,034,482	$27,020,378	$21,829,270
Seniors and Skilled Nursing MRB Investments	240,905	-	470,283	-
Market-Rate Joint Venture Investments	2,160,549	3,583,841	5,077,135	5,482,017
MF Properties	1,944,541	1,788,173	3,871,542	3,482,697
Total revenues	$17,232,967	$16,406,496	$36,439,338	$30,793,984

Interest expense
Affordable Multifamily MRB Investments	$6,306,743	$5,035,615	$9,778,787	$9,979,892
Seniors and Skilled Nursing MRB Investments	-	-	-	-
Market-Rate Joint Venture Investments	201,357	40,498	393,681	40,498
MF Properties	268,866	281,983	541,629	564,181
Total interest expense	$6,776,966	$5,358,096	$10,714,097	$10,584,571

Depreciation expense
Affordable Multifamily MRB Investments	$5,961	$5,811	$11,923	$11,622
Seniors and Skilled Nursing MRB Investments	-	-	-	-
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	678,401	679,073	1,356,101	1,356,722
Total depreciation expense	$684,362	$684,884	$1,368,024	$1,368,344

Net income (loss)
Affordable Multifamily MRB Investments	$2,758,015	$1,290,784	$9,723,570	$3,840,236
Seniors and Skilled Nursing MRB Investments	240,280	-	469,033	-
Market-Rate Joint Venture Investments	14,600,082	9,004,390	33,762,125	13,710,611
MF Properties	8,304	(30,494)	(84,029)	(293,313)
Net income	$17,606,681	$10,264,680	$43,870,699	$17,257,534

The following table details total assets for the Partnership’s reportable segments as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Total assets
Affordable Multifamily MRB Investments	$1,367,407,963	$1,304,626,248
Seniors and Skilled Nursing MRB Investments	11,988,159	13,533,020
Market-Rate Joint Venture Investments	111,975,995	112,052,513
MF Properties	61,436,062	66,501,994
Consolidation/eliminations	(110,961,508)	(110,804,292)
Total assets	$1,441,846,671	$1,385,909,483

24. Subsequent Events

In July 2022, Vantage at O'Connor, at the direction of its managing member, sold substantially all assets to an unrelated third party and ceased operations. The Partnership received net cash of approximately $19.4 million, inclusive of the return of its contributed equity. The Partnership will recognize a gain on sale of approximately $10.6 million, before settlement of final proceeds and expenses, in the third quarter of 2022.

In July 2022, the Partnership deposited the Magnolia Heights GIL and property loan into an existing TOB trust financing arrangement with Barclays for additional debt financing proceeds, which were used to repay principal on the Acquisition LOC. The following table summarizes the terms of the TOB trust financing upon deposit of the MRB:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Reset Frequency	OBFR Based Rates	Facility Fees	Interest Rate
TOB Trust 2021-XF2953	$12,640,000	July 2023	Weekly	1.85%	1.27%	3.12%

In July 2022, the Partnership extended the maturity of the TOB Trust 2021-XF2953 with Barclays from April 2023 to July 2023. There were no additional changes to terms or fees associated with the extension of the TOB trust financings.

In July 2022, the Partnership extended the maturity of five Mizuho TOB trust financings with total outstanding principal of $59.7 million from July 2023 to July 2025. There were no additional changes to terms or fees associated with the extension of the TOB trust financings.

In July 2022, the Partnership executed an amendment to the credit agreement related to the Acquisition LOC that extended the maturity date to June 2024; provides the Partnership two one-year extension options, subject to certain terms and conditions; removed certain restricted payment provisions; modified the covenant requiring senior debt to not exceed a specified percentage of the market value of the Partnership’s assets to be consistent with the Leverage Ratio (as defined by the Partnership) and increased the threshold percentage; modified certain notification provisions regarding defaults under agreements with other creditors; added certain events of default that are consistent with the Partnership’s other secured financing arrangements; and eliminated the Partnership’s ability to finance purchases of existing or to-be-constructed multifamily property improvements under the credit agreement. In addition, the amendment included a modification of the interest rate to be 2.50% plus a variable component that is based on the 1-month forward looking term Secured Overnight Financing Rate as published by CME Group Benchmark Administration Limited.

In July 2022, the provision therapy center securing the Provision Center 2014-1 MRB was successfully sold out of bankruptcy. The Partnership will receive its share of net proceeds once a final accounting is completed by the trustee. The Partnership owns approximately 9.2% of the outstanding senior MRBs, which had a carrying value, inclusive of accrued interest, of approximately $4.6 million as of June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P., its consolidated subsidiaries, and consolidated VIEs for all periods presented. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure. All BUC and per BUC numbers reflect the 1-for-3 Reverse Unit Split effected on April 1, 2022.

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

As of June 30, 2022, we have four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. The Partnership presented a fifth reportable segment, Public Housing Capital Fund Trusts, in its quarterly and annual filings during 2021 and prior. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020 and information is not presented for this segment as it had no operations during the periods presented. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	Percentage of Total	2021	Percentage of Total	2022	Percentage of Total	2021	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$12,887	74.8%	$11,034	67.3%	$27,020	74.2%	$21,829	70.9%
Seniors and Skilled Nursing MRB Investments	241	1.4%	-	0.0%	470	1.3%	-	0.0%
Market-Rate Joint Venture Investments	2,161	12.5%	3,584	21.8%	5,077	13.9%	5,482	17.8%
MF Properties	1,945	11.3%	1,788	10.9%	3,872	10.6%	3,483	11.3%
Total revenues	$17,234		$16,406		$36,439		$30,794

Net income (loss)
Affordable Multifamily MRB Investments	$2,758	15.7%	$1,291	12.6%	$9,724	22.2%	$3,840	22.3%
Seniors and Skilled Nursing MRB Investments	240	1.4%	-	0.0%	469	1.1%	-	0.0%
Market-Rate Joint Venture Investments	14,600	82.9%	9,004	87.7%	33,762	77.0%	13,711	79.4%
MF Properties	8	0.0%	(30)	-0.3%	(84)	-0.2%	(293)	-1.7%
Net income	$17,606		$10,265		$43,871		$17,258
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

Environmental Responsibility

Achieving environmental and sustainability goals in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific qualified allocation plan (“QAP”) as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as the use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. During 2022, properties related to our MRB investments in Residency at the Entrepreneur and our Magnolia Heights GIL investment were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs.

The Suites on Paseo MF Property, which is wholly owned by the Partnership, is LEED Silver Certified. LEED provides a framework for healthy, efficient, carbon and cost-saving green buildings. To achieve LEED certification, a property earns points by adhering to prerequisites and credits that address carbon, energy, water, waste, transportation, materials, health and indoor environmental quality. In addition, the property has three rooftop solar panels arrays to generate renewable energy for the local power system. Two of the arrays are owned by the local utility provider on roof space leased by the property and the third array is owned by the property.

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

Recent Developments

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the six months ended June 30, 2022 and 2021:

Investment Activity	#	Amount (in 000's)	Retired Debt or Note (in 000's)	Tier 2 income allocable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2022
Mortgage revenue bond acquisitions and advances	3	$20,307	N/A	N/A	6
Mortgage revenue bond redemption	1	7,100	$7,100	N/A	6
Governmental issuer loan acquisition and advances	5	39,806	N/A	N/A	7
Investments in unconsolidated entities	4	7,824	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,341	N/A	$190	9
Property loan acquisitions and advances	7	23,527	N/A	N/A	10
Taxable mortgage revenue bond acquisition and advance	2	2,000	N/A	N/A	12

For the Three Months Ended March 31, 2022
Mortgage revenue bond acquisitions and advances	3	$69,365	N/A	N/A	6
Mortgage revenue bond redemptions	4	70,479	$45,109	N/A	6
Governmental issuer loan advances	6	16,882	N/A	N/A	7
Investments in unconsolidated entities	5	12,777	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	12,240	N/A	$2,646	9
Property loan advances	5	38,412	N/A	N/A	10
Property loan redemptions and principal paydowns	7	3,251	N/A	N/A	10
Taxable mortgage revenue bond acquisition and advance	2	6,325	N/A	N/A	12

For the Three Months Ended June 30, 2021
Mortgage revenue bond acquisition and advance	2	$6,880	N/A	N/A	6
Governmental issuer loan advances	5	26,474	N/A	N/A	7
Land acquisition for future development	1	1,054	N/A	N/A	8
Investments in unconsolidated entities	2	11,641	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,736	N/A	$1,366	9
Property loan advances	2	1,859	N/A	N/A	10

For the Three Months Ended March 31, 2021
Mortgage revenue bond advance	1	$2,072	N/A	N/A	6
Mortgage revenue bond redemptions	2	7,385	N/A	N/A	6
Governmental issuer loan advances	6	39,068	N/A	N/A	7
Investment in unconsolidated entity	1	1,426	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,425	N/A	$702	9
Property loan advances	3	3,000	N/A	N/A	10
Taxable governmental issuer loan advance	1	1,000	N/A	N/A	12
(1)
See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the six months ended June 30, 2022 and 2021, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended June 30, 2022
Net borrowing on Acquisition LOC	5	$9,255	Yes	14
Proceeds from TOB trust financings with Mizuho	7	51,045	Yes	15
Proceeds from TOB trust financing with Barclays	1	11,875	Yes	15
Repayment of TOB Financings with Mizuho	2	5,079	Yes	15
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	20,000	N/A	19

For the Three Months Ended March 31, 2022
Net repayment on Acquisition LOC	1	$15,515	Yes	14
Proceeds from TOB trust financings with Mizuho	8	108,530	Yes	15
Proceeds from TOB trust financing with Barclays	1	800	Yes	15
Unrestricted cash from total return swap	1	41,275	Yes	17
Interest rate swaps purchased	2	-	N/A	17

For the Three Months Ended June 30, 2021
Net borrowing on secured LOC	1	$6,500	Yes	14
Proceeds from TOB financings with Mizuho	5	30,983	Yes	15
Termination of unsecured operating LOC	1	-	No	N/A

For the Three Months Ended March 31, 2021
Net repayment on unsecured LOCs	5	$7,475	No	N/A
Proceeds from TOB trust financings with Mizuho	5	39,594	Yes	15

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

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$12,887	$11,034	$1,853	16.8%	$27,020	$21,829	$5,191	23.8%
Interest expense	6,307	5,036	1,271	25.2%	9,779	9,980	(201)	-2.0%
Segment net income	2,758	1,291	1,467	N/A	9,724	3,840	5,884	153.2%

Comparison of the three months ended June 30, 2022 and 2021

Total revenues increased for the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to:

•
An increase of approximately $1.0 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $818,000 of other interest income due to additional property loan, taxable MRB and taxable GIL investments; and
•
A decrease of approximately $1.6 million in interest income from MRB investments due to redemptions and principal paydowns, offset by an increase of approximately $1.5 million in interest income from recent MRB acquisitions.

Interest expense increased for the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to:

•
An increase of approximately $1.6 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $795,000 due to an increase in the average outstanding principal of $205.1 million; and
•
An increase of approximately $154,000 in amortization of deferred financing costs; and
•
A decrease of approximately $1.3 million due to an increase in the fair market value of the Partnership's interest rate derivative instruments attributable to rising market interest rates.

Segment net income increased for the three months ended June 30, 2022 as compared to the same period in 2021 due to:

•
The changes in total revenue and total interest expense detailed in the tables below;
•
A decrease in the provision for credit loss of approximately $900,000;
•
A decrease in the provision for loan loss of approximately $330,000; and
•
An increase in general and administrative expenses due to an increase of approximately $275,000 in administration fees paid to AFCA2 due to greater assets under management.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended June 30, 2022 and 2021. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Interest-earning assets:
Mortgage revenue bonds	$688,551	$9,650	5.6%	$666,383	$9,740	5.8%
Governmental issuer loans	218,168	2,014	3.7%	116,082	974	3.4%
Property loans	102,837	957	3.7%	16,303	239	5.9%
Other investments	12,138	156	5.1%	2,705	57	8.4%
Total interest-earning assets	$1,021,694	$12,777	5.0%	$801,473	$11,010	5.5%
Non-investment income		110			24
Total revenues		$12,887			$11,034

Interest-bearing liabilities:
Lines of credit	$20,837	$204	3.9%	$-	$25	N/A
Fixed TEBS financing	263,037	2,584	3.9%	287,192	2,783	3.9%
Variable TEBS financing	76,472	420	2.2%	77,811	281	1.4%
Variable Secured Notes (1)	102,934	1,258	4.9%	103,307	588	2.3%
Fixed Term A/B & TOB financing	12,907	64	2.0%	13,002	115	3.5%
Variable TOB financing	457,870	2,667	2.3%	247,642	1,011	1.6%
Amortization of deferred finance costs	N/A	378	N/A	N/A	224	N/A
Derivative fair value adjustments	N/A	(1,268)	N/A	N/A	9	N/A
Total interest-bearing liabilities	$934,057	$6,307	2.7%	$728,954	$5,036	2.8%
Net interest income/spread (2)		$6,470	2.5%		$5,974	3.0%

(1)
Interest expense is reported net of income/loss on the Partnership’s total return swap.
(2)
Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended June 30, 2022 and 2021, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended June 30, 2022 vs. 2021
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(90)	$324	$(414)
Governmental issuer loans	1,040	857	183
Property loans	718	1,269	(551)
Other investments	99	199	(100)
Total interest-earning assets	$1,767	$2,649	$(882)

Interest-bearing liabilities:
Lines of credit	$179	179	-
Fixed TEBS financing	(199)	(234)	35
Variable TEBS financing	139	(5)	144
Variable Secured Notes (1)	670	(2)	672
Fixed Term A/B & TOB financing	(51)	(1)	(50)
Variable TOB financing	1,656	858	798
Amortization of deferred finance costs	154	N/A	154
Derivative fair value adjustments	(1,277)	N/A	(1,277)
Total interest-bearing liabilities	$1,271	$795	$476
Net interest income	$496	$1,854	$(1,358)
(1)
Interest expense is reported net of income/loss on the Partnership’s two total return swaps.

Comparison of the six months ended June 30, 2022 and 2021

Total revenues increased for the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to:

•
An increase of approximately $2.0 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $1.7 million in other interest income for payments received on the Ohio Properties and Live 929 Apartments property loans in 2022 that were previously in nonaccrual status;
•
An increase of approximately $1.4 million in other interest income due to additional property loan, taxable MRB and taxable GIL investments; and
•
A decrease of approximately $2.6 million in interest income from MRB investments due to redemptions and principal paydowns, offset by an increase of approximately $2.6 million in interest income from recent MRB acquisitions.

Interest expense decreased for the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to:

•
A decrease of approximately $3.7 million due to an increase in the fair market value of the Partnership's interest rate derivative instruments attributable to rising market interest rates;
•
An increase of approximately $1.6 million due to an increase in the average outstanding principal of $195.1 million; and
•
An increase of approximately $1.7 million due to higher average interest rates on variable-rate and fixed-rate debt financing; and
•
An increase of approximately $283,000 in amortization of deferred financing costs.

Segment net income increased for the six months ended June 30, 2022 as compared to the same period in 2021 due to:

•
The changes in total revenue and total interest expense detailed in the tables below;
•
A decrease in the provision for credit loss of approximately $900,000;
•
A decrease in the provision for loan loss of approximately $330,000; and
•
An increase in general and administrative expenses related to increases of approximately $527,000 in administration fees paid to AFCA2 due to greater assets under management and approximately $150,000 related to salaries and benefits.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the six months ended June 30, 2022 and 2021. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Six Months Ended June 30,
	2022				2021
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$690,816	$19,462	5.6%		$667,775	$19,491	5.8%
Governmental issuer loans	206,734	3,686	3.6%		102,968	1,713	3.3%
Property loans	88,038	3,461	7.9%	(1)	15,996	466	5.8%
Other investments	10,377	270	5.2%		2,278	111	9.7%
Total interest-earning assets	$995,965	$26,879	5.4%		$789,017	$21,781	5.5%
Non-investment income		141				48
Total revenues		$27,020				$21,829

Interest-bearing liabilities:
Lines of credit	$24,280	$438	3.6%		$6,353	$102	3.2%
Fixed TEBS financing	270,779	5,316	3.9%		287,598	5,573	3.9%
Variable TEBS financing	76,636	708	1.8%		77,965	560	1.4%
Variable Secured Notes (2)	102,982	1,990	3.9%		103,352	1,171	2.3%
Fixed Term & TOB trust financing	12,919	128	2.0%		13,013	230	3.5%
Variable TOB trust financing	426,540	4,229	2.0%		230,721	1,912	1.7%
Amortization of deferred finance costs	N/A	713	N/A		N/A	430	N/A
Derivative fair value adjustments	N/A	(3,743)	N/A		N/A	2	N/A
Total interest-bearing liabilities	$914,136	$9,779	2.1%		$719,002	$9,980	2.8%
Net interest income/spread (3)		$17,100	3.4%			$11,801	3.0%
(1)
Interest income includes $1.8 million for one-time payments received on property loans that were previously in nonaccrual status in the first quarter of 2022. Excluding this one-time item, the average interest rate was 3.8%.
(2)
Interest expense is reported net of income/loss on the Partnership’s total return swap.
(3)
Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the six months ended June 30, 2022 and 2021, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Six Months Ended June 30, 2022 vs. 2021
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(29)	$673	$(702)
Governmental issuer loans	1,973	1,726	247
Property loans	2,995	2,099	896	(1)
Other investments	159	395	(236)
Total interest-earning assets	$5,098	$4,893	$205

Interest-bearing liabilities:
Lines of credit	$336	$288	$48
Fixed TEBS financing	(257)	(326)	69
Variable TEBS financing	148	(10)	158
Variable Secured Notes (2)	819	(4)	823
Fixed Term & TOB trust financing	(102)	(2)	(100)
Variable TOB trust financing	2,317	1,623	694
Amortization of deferred finance costs	283	N/A	283
Derivative fair value adjustments	(3,745)	N/A	(3,745)
Total interest-bearing liabilities	$(201)	$1,569	$(1,770)
Net interest income	$5,299	$3,324	$1,975
(1)
The average change attributable to rate includes $1.8 million for one-time payments received on property loans that were previously in nonaccrual status in the first quarter of 2022. This amount has been offset by lower average interest rates on additional property loan investments made after June 30, 2021.
(2)
Interest expense is reported net of income/loss on the Partnership’s two total return swaps.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of June 30, 2022. We continue to regularly discuss operations and the impacts of COVID-19 with property owners and property management service providers of multifamily properties securing our MRBs. We have noted in conversations with certain property managers that rent payment relief programs are still being utilized by some of the tenant population. We have noted slight declines in occupancy and operating results at our multifamily properties securing MRBs due to COVID-19. However, operating results, plus the availability of reserves, have allowed all properties to be current on contractual debt service payments. If property operating results significantly decline, we may choose to provide support to the properties through supplemental property loans to prevent defaults on the related MRBs.

Our sole student housing property securing an MRB, Live 929 Apartments, was 89% occupied as of June 30, 2022, which is higher than past summer occupancy levels prior to COVID-19. The property had average occupancy of 95% during the school term from September 2021 through May 2022. The property manager is actively leasing for the Fall 2022 term and as of late July was approximately 83% pre-leased. This pre-lease level is just slightly lower than the same time in 2021 and slightly above pre-lease levels prior to COVID-19. In January 2022, the borrower completed a restructuring of all senior debt secured by the property and the borrower was current on all contractual MRB principal and interest payments as of June 30, 2022.

The provision therapy center securing the Provision Center 2014-1 MRB was successfully sold out of bankruptcy in July 2022. Once a final accounting of bankruptcy proceeds is complete, we will receive our share of net proceeds. We own approximately 9.2% of the outstanding senior MRBs, and our reported net carrying value of the MRB was $4.6 million for GAAP purposes, inclusive of accrued interest, as of June 30, 2022.

Properties securing our GILs and related property loans are currently under construction and have not yet commenced leasing operations, or have just begun leasing operations. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor or incurred material construction cost overruns.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of the independent living, assisted living and memory care units.

As of June 30, 2022, we owned one MRB with aggregate outstanding principal of $100,000, with an outstanding commitment to provide additional funding of $43.9 million on a draw-down basis during construction. This MRB was issued to finance the construction and stabilization of a combined independent living, assisted living and memory care property in Traverse City, MI, with 154 total units. Furthermore, in 2021 we funded a property loan with outstanding principal of $13.9 million as of June 30, 2022, secured by a 128-bed skilled nursing facility in Houston, TX.

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$241	$-	$241	N/A	$470	$-	$470	N/A
Interest expense	-	-	-	N/A	-	-	-	N/A
Segment net income	240	-	240	N/A	469	-	469	N/A

Operations in this segment began in December 2021. The Meadow Valley property securing our MRB is currently funding construction costs using owner equity draws. Once all equity is drawn, we will begin funding the remainder of our MRB funding commitment totaling $43.9 million as construction progresses.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$2,161	$3,584	$(1,423)	-39.7%	$5,077	$5,482	$(405)	-7.4%
Interest expense	201	40	161	402.5%	394	40	354	885.0%
Gain on sale of investments in unconsolidated entities	12,644	5,463	7,181	131.4%	29,083	8,273	20,810	251.5%
Segment net income	14,600	9,004	5,596	62.2%	33,762	13,711	20,051	146.2%

Comparison of the three months ended June 30, 2022 and 2021

The decrease in total revenues for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the following:

•
A decrease of approximately $2.4 million of investment income due to the sale of Vantage at Powdersville in May 2021;
•
A decrease of approximately $112,000 of investment income from Vantage at Westover Hills that was sold in May 2022; and
•
A net increase of approximately $1.1 million in investment income from additional and ongoing investments in unconsolidated entities during 2021 and 2022.

Interest expense for the three months ended June 30, 2022 is related to our General LOC that is primarily secured by our investments in unconsolidated entities.

The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2022 is related to the sale of the Vantage at Westover Hills property in May 2022 for a gain of approximately $12.7 million. The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2021 related to the sale of the Vantage at Powdersville in May 2021 for a gain of approximately $5.5 million.

The change in segment net income for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Comparison of the six months ended June 30, 2022 and 2021

The decrease in total revenues for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the following:

•
A decrease of approximately $2.4 million of investment income due to the sale of Vantage at Powdersville in May 2021;
•
A decrease of approximately $862,000 of investment income due to the sale of Vantage at Germantown in March 2021;
•
An increase of approximately $803,000 of investment income from Vantage at Murfreesboro that was sold in March 2022; and
•
A net increase of approximately $2.0 million in investment income from additional and ongoing investments in unconsolidated entities during 2021 and 2022.

Interest expense for the six months ended June 30, 2022 is related to our General LOC that is primarily secured by our investments in unconsolidated entities.

The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2022 is related to the sale of the Vantage at Murfreesboro property in March 2022 for a gain of approximately $16.4 million and the sale of Vantage at Westover Hills for a gain of approximately $12.7 million. The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2021 is related to the sale of the Vantage at Germantown property in March 2021 for approximately $2.8 million and the sale of the Vantage at Powdersville property in May 2021 for approximately $5.5 million.

The change in segment net income for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Operational Matters

We have noted no material construction cost overruns to date, despite generally volatile market prices for construction materials, particularly lumber and commodities. In addition, we have noted no issues in securing materials and labor needed to construct the properties underlying our investments in unconsolidated entities, despite general supply chain constraints noted in the current business environment. As of June 30, 2022, four investments have stabilized occupancy of 90% or above. One property, Vantage at Tomball, completed construction in May 2022 and is 48% occupied as of June 30, 2022. We will continue to look for other opportunities to deploy capital in this segment. We are evaluating opportunities to expand beyond our traditional investment footprint in Texas and through seeking other experienced joint venture partners, expanding into other markets, or exploring other asset classes in order to achieve more scale in this segment.

MF Properties Segment

As of June 30, 2022 and 2021, the Partnership owned the Suites on Paseo and The 50/50 MF Properties containing a total of 859 rental units that serve primarily university students.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
MF Properties
Total revenues	$1,945	$1,788	$157	8.8%	$3,872	$3,483	$389	11.2%
Interest expense	269	282	(13)	-4.6%	542	564	(22)	-3.9%
Segment net income (loss)	8	(30)	38	126.7%	(84)	(293)	209	71.3%

Comparison of the three months ended June 30, 2022 and 2021

The increase in total revenues for the three months ended June 30, 2022 as compared to the same period in 2021 is due primarily to higher occupancy at the Suites on Paseo MF Property as on-campus enrollment recovers from declines caused by the COVID-19 pandemic.

The decrease in interest expense is due to a decrease in the average outstanding principal.

The improvement in segment net income (loss) for the three months ended June 30, 2022 as compared to the same period in 2021 was due to the changes in total revenue and interest expense described above and an increase of approximately $86,000 in general operating expenses at the MF properties and increasing variable costs as a result of higher occupancy.

Comparison of the six months ended June 30, 2022 and 2021

The increase in total revenues for the six months ended June 30, 2022 as compared to the same period in 2021 is due primarily to higher occupancy at the Suites on Paseo MF Property as on-campus enrollment recovers from declines caused by the COVID-19 pandemic.

The decrease in interest expense is due to a decrease in the average outstanding principal.

The improvement in segment net loss for the six months ended June 30, 2022 as compared to the same period in 2021 was due to the changes in total revenue and interest expense described above and an increase of approximately $113,000 in general operating expenses at the MF properties and increasing variable costs as a result of higher occupancy.

Operational Matters

Both MF Properties have generated sufficient operating cash flows to meet all operational and mortgage payment obligations through June 30, 2022. Both properties are adjacent to universities and are actively leasing for the Fall 2022 term. The 50/50 MF Property, which is adjacent to the University of Nebraska-Lincoln, was approximately 100% pre-leased as of late July. The Suites on Paseo MF Property, which is adjacent to San Diego State University, was approximately 97% pre-leased as of late July.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment classes. The narrative discussion that follows provides a brief operating analysis of each investment class as of and for the six months ended June 30, 2022 and 2021.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of June 30, 2022. Debt service on our MRBs for the non-consolidated stabilized properties was current as of June 30, 2022. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2022	2022	2021	2022	2021
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments (4)	CA	45	100%	n/a	97%	n/a
Courtyard	CA	108	100%	99%	97%	92%
Glenview Apartments	CA	88	98%	97%	91%	96%
Harden Ranch	CA	100	100%	99%	95%	97%
Harmony Court Bakersfield	CA	96	99%	98%	92%	89%
Harmony Terrace	CA	136	99%	99%	134%	117%
Las Palmas II	CA	81	100%	100%	98%	98%
Lutheran Gardens (4)	CA	76	92%	n/a	91%	n/a
Montclair Apartments	CA	80	99%	99%	94%	95%
Montecito at Williams Ranch Apartments	CA	132	95%	98%	106%	101%
Montevista	CA	82	95%	95%	96%	110%
San Vicente	CA	50	100%	100%	93%	93%
Santa Fe Apartments	CA	89	93%	99%	89%	92%
Seasons at Simi Valley	CA	69	100%	97%	118%	110%
Seasons Lakewood	CA	85	100%	100%	96%	101%
Seasons San Juan Capistrano	CA	112	99%	100%	99%	97%
Solano Vista	CA	96	93%	98%	89%	98%
Summerhill	CA	128	100%	97%	94%	89%
Sycamore Walk	CA	112	99%	98%	90%	90%
The Village at Madera	CA	75	99%	100%	101%	99%
Tyler Park Townhomes	CA	88	99%	95%	98%	97%
Vineyard Gardens	CA	62	100%	100%	100%	95%
Westside Village Market	CA	81	99%	96%	91%	94%
Brookstone	IL	168	99%	97%	100%	95%
Copper Gate Apartments	IN	129	99%	97%	102%	94%
Renaissance	LA	208	93%	94%	93%	92%
Live 929 Apartments	MD	575	89%	59%	78%	72%
Gateway Village	NC	64	91%	97%	86%	98%
Greens Property	NC	168	99%	97%	86%	92%
Lynnhaven Apartments	NC	75	93%	89%	76%	87%
Silver Moon	NM	151	98%	95%	96%	96%
Village at Avalon	NM	240	95%	99%	96%	98%
Columbia Gardens	SC	188	92%	93%	97%	98%
Companion at Thornhill Apartments	SC	179	99%	99%	84%	88%
Cross Creek	SC	144	93%	98%	77%	91%
The Palms at Premier Park Apartments	SC	240	100%	100%	91%	92%
Village at River's Edge	SC	124	90%	99%	96%	104%
Willow Run	SC	200	90%	92%	100%	95%
Arbors at Hickory Ridge (5)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	97%	92%	86%	82%
Avistar at the Crest	TX	200	98%	100%	82%	77%
Avistar at the Oaks	TX	156	99%	99%	88%	88%
Avistar at the Parkway	TX	236	95%	93%	84%	82%
Avistar at Wilcrest	TX	88	94%	82%	77%	71%
Avistar at Wood Hollow	TX	409	95%	88%	88%	84%
Avistar in 09	TX	133	99%	97%	94%	88%
Avistar on the Boulevard	TX	344	97%	96%	83%	80%
Avistar on the Hills	TX	129	97%	94%	84%	85%
Bruton Apartments	TX	264	91%	89%	62%	73%
Concord at Gulfgate	TX	288	99%	91%	87%	80%
Concord at Little York	TX	276	91%	83%	77%	78%
Concord at Williamcrest	TX	288	93%	95%	83%	87%
Crossing at 1415	TX	112	96%	96%	88%	86%
Decatur Angle	TX	302	88%	84%	64%	74%
Esperanza at Palo Alto	TX	322	88%	93%	79%	88%
Heights at 515	TX	96	100%	97%	89%	90%
Heritage Square	TX	204	95%	97%	82%	75%
Oaks at Georgetown	TX	192	96%	97%	94%	93%
Runnymede	TX	252	99%	100%	97%	95%
Southpark	TX	192	97%	98%	93%	95%
15 West Apartments	WA	120	99%	98%	98%	99%
		10,067	95%	93%	88%	88%
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
(4)
Prior year occupancy data is not available as the related investment was recently acquired and not owned by the Partnership during the prior year.
(5)
The MRB is defeased and as such, the Partnership will not report property occupancy information.

Physical occupancy as of June 30, 2022 increased compared to June 30, 2021 due primarily to the large increase in physical occupancy at Live 929 Apartments and recovering occupancy at various Texas properties that had declined during the COVID-19 pandemic. Economic occupancy for the six months ended June 30, 2022 was consistent with the same period in 2021. The Decatur Angle and Bruton Apartments properties experienced significant declines due to higher than historical bad debt reserve write-offs and declining physical occupancy. The Gateway Village and Lynnhaven Apartments properties experienced significant declines as part of a transition to new property management and higher than historical bad debt expenses. These declines were offset with improving economic occupancy at other properties recovering from the effects of the COVID-19 pandemic.

Non-Consolidated Properties - Not Stabilized

The owners of the following Residential Properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of June 30, 2022, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of June 30, 2022, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2022	2022	2021	2022	2021
MRB Multifamily Properties-Non Stabilized (3)
Ocotillo Springs (4)	CA	75	n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200	n/a	n/a	n/a	n/a
Residency at the Mayer (4)	CA	79	n/a	n/a	n/a	n/a
Jackson Manor Apartments (5)	MS	60	97%	n/a	95%	n/a
		414

GIL Multifamily Properties-Non Stabilized (3)
Hope on Avalon (4)	CA	88	n/a	n/a	n/a	n/a
Hope on Broadway (4)	CA	49	n/a	n/a	n/a	n/a
Centennial Crossings (4)	CO	209	n/a	n/a	n/a	n/a
Osprey Village (4)	FL	383	n/a	n/a	n/a	n/a
Magnolia Heights (4)	GA	200	n/a	n/a	n/a	n/a
Willow Place Apartments (4)	GA	182	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (5)	MN	228	100%	n/a	60%	n/a
Legacy Commons at Signal Hills (4)	MN	247	n/a	n/a	n/a	n/a
Hilltop at Signal Hills (4)	MN	146	n/a	n/a	n/a	n/a
Scharbauer Flats Apartments (5)	TX	300	1%	n/a	0%	n/a
		2,032

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	154	n/a	n/a	n/a	n/a

Grand total		2,600
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
(4)
Physical and economic occupancy information is not available for the six months ended June 30, 2022 and 2021 as the property is under construction or rehabilitation.
(5)
Physical and economic occupancy information is not available for the six months ended June 30, 2021 as the related investment was under construction or rehabilitation.

As of June 30, 2022, all non-stabilized properties except for Jackson Manor, Oasis at Twin Lakes and Scharbauer Flats Apartments were under construction and have no operating metrics to report. Jackson Manor has commenced a tenant-in-place rehabilitation that is nearing completion. Oasis at Twin Lakes and Scharbauer Flats Apartments have substantially completed construction and are in lease-up.

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

				Physical Occupancy (1) as of June 30,
Property Name	State	Construction Completion Date	Planned Number of Units	2022	2021	Revenue for the Three Months Ended June 30, 2022 (2)	Sale Date	Per-unit Sale Price
Sold Properties
Vantage at Germantown	TN	March 2020	n/a	n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a	n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a	n/a	99%	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a	n/a	94%	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a	n/a	69%	n/a	May 2022	(3)

Operating Properties
Vantage at Stone Creek	NE	April 2020	294	97%	79%	$1,211,413	n/a	n/a
Vantage at Coventry	NE	February 2021	294	97%	76%	1,166,746	n/a	n/a
Vantage at Conroe	TX	January 2021	288	91%	66%	1,004,942	n/a	n/a
Vantage at O'Connor	TX	June 2021	288	97%	70%	1,149,388	n/a	n/a
Vantage at Tomball	TX	April 2022	288	48%	n/a	326,894	n/a	n/a

Properties Under Construction
Vantage at Hutto	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Loveland	CO	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Helotes	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Fair Oaks	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288	n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (4)	TX	n/a	288	n/a	n/a	n/a	n/a	n/a

			3,180
(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Revenue is attributable to the property underlying the Partnership’s equity investment and is not included in the Partnership's income.
(3)
Disclosure of the per-unit sale price is not permitted according to provisions in the purchase agreement executed by the entity’s managing member and the buyer.
(4)
The property is reported as a consolidated VIE as of June 30, 2022 (see Note 5 to the Partnership’s condensed consolidated financial statements).

The Vantage properties at Hutto, Loveland, Helotes, Fair Oaks and McKinney Falls are currently under construction and have yet to commence leasing activities as of June 30, 2022. Vantage at Tomball was completed in April 2022, and is leasing up in line with expectations. Vantage at San Macros remains in the planning phase. Four other properties are considered stabilized as of June 30, 2022, of which, Vantage at O’Connor was sold in July 2022.

MF Properties

As of June 30, 2022, we owned two MF Properties. The Partnership reports the assets, liabilities, and results of operations of these properties on a consolidated basis. The 50/50 MF property is encumbered by mortgage loans with an aggregate principal balance of approximately $24.7 million as of June 30, 2022. Debt service on our mortgage payables was current as of June 30, 2022.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the year ended June 30,
Property Name	State	2022	2022	2021	2022	2021
MF Properties
Suites on Paseo	CA	384	88%	78%	89%	72%
The 50/50 Property	NE	475	88%	90%	84%	87%
		859	88%	85%	87%	79%
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

The physical occupancy and economic occupancy as of and for the six months ended June 30, 2022 increased as compared to the same period in 2021 due to an increase in occupancy at the Suites on Paseo MF Property. Both properties are currently pre-leasing units for the upcoming Fall 2022 term. The 50/50 MF Property, which is adjacent to the University of Nebraska-Lincoln, was approximately 100% pre-leased as of late July. The Suites on Paseo MF Property, which is adjacent to San Diego State University, was approximately 97% pre-leased as of late July.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table compares our revenue and other income for the periods indicated (dollar amounts in in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues and Other Income:
Investment income	$13,825	$14,298	$(473)	-3.3%	$28,229	$26,686	$1,543	5.8%
Property revenues	1,945	1,788	157	8.8%	3,872	3,483	389	11.2%
Other interest income	1,463	321	1,142	355.8%	4,339	625	3,714	594.2%
Gain on sale of investments in unconsolidated entities	12,644	5,463	7,181	131.4%	29,083	8,273	20,810	251.5%
Total Revenues and Other Income	$29,877	$21,870	$8,007	36.6%	$65,523	$39,067	$26,456	67.7%

Discussion of Total Revenues and Other Income for the Three Months Ended June 30, 2022 and 2021

Investment income. The decrease in investment income for the three months ended June 30, 2022 as compared to the same period in 2021 was due to the following factors:

•
A decrease of approximately $1.4 million of investment income related to investments in unconsolidated entities. This decrease consisted of:
o
A decrease of approximately $2.4 million of investment income recognized upon the sale of Vantage at Powdersville in May 2021;
o
A decrease of approximately $112,000 of investment income from Vantage at Westover Hills which was sold in May 2022; and
o
A net increase of approximately $1.1 million in investment income from additional and ongoing investments in unconsolidated entities during 2021 and 2022.
•
An increase of approximately $1.0 million in interest income from higher GIL investment balances and higher average interest rates; and
•
A decrease of approximately $1.6 million in interest income from MRB investments due to redemptions and principal paydowns, offset by an increase of approximately $1.5 million in interest income from MRB acquisitions.

Property revenues. The increase in total revenues for the three months ended June 30, 2022 as compared to the same period in 2021 is due to improved occupancy at the Suites on Paseo MF Property as on-campus enrollment recovers from declines caused by the COVID-19 pandemic.

Other interest income. Other interest income is comprised primarily of interest income on property loans and taxable MRBs held by us. The increase in other interest income for the three months ended June 30, 2022 as compared to the same period in 2021 was due to an increase of approximately $1.1 million from higher average property loan, taxable MRB and taxable GIL investment balances of $109.6 million.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2022 is primarily related to the sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million. The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2021 related to the sale of Vantage at Powdersville in May 2021 for a gain of approximately $5.5 million.

Discussion of Total Revenues and Other Income for the Six Months Ended June 30, 2022 and 2021

Investment income. The increase in investment income for the six months ended June 30, 2022 as compared to the same period in 2021 was due to the following factors:

•
An increase of approximately $2.0 million in interest income from higher GIL investment balances and higher average interest rates;
•
A decrease of approximately $405,000 of investment income related to investments in unconsolidated entities. This decrease consisted of:
o
A decrease of approximately $2.4 million of investment income recognized due to the sale of Vantage at Powdersville in May 2021;
o
A decrease of approximately $862,000 of investment income recognized due to the sale of Vantage at Germantown in March 2021;
o
An increase of approximately $803,000 of investment income from Vantage at Murfreesboro which was sold in March 2022; and
o
A net increase of approximately $2.0 million in investment income from additional and ongoing investments in unconsolidated entities during 2021 and 2022.
•
A decrease of approximately $2.6 million in interest income from MRB investments due to redemptions and principal paydowns, offset by an increase of approximately $2.6 million in interest income from recent MRB acquisitions.

Property revenues. The increase in total revenues for the six months ended June 30, 2022 as compared to the same period in 2021 is due to improved occupancy at the Suites on Paseo MF Property as on-campus enrollment recovers from declines caused by the COVID-19 pandemic.

Other interest income. Other interest income is comprised primarily of interest income on property loans and taxable MRBs held by us. The increase in other interest income for the six months ended June 30, 2022 as compared to the same period in 2021 was due to the following:

•
An increase of approximately $1.7 million for payments received on the Ohio Properties and Live 929 Apartments property loans in 2022 that were previously in nonaccrual status; and
•
An increase of approximately $1.9 million in other interest income on approximately $70.3 million of property loan and taxable MRB advances made during the six months ended June 30, 2022 and advances during 2021.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2022 is related to the sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million and the sale of Vantage at Westover Hills for a gain of approximately $12.7 million. The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2021 is related to the sale of Vantage at Germantown in March 2021 for a gain of approximately $2.8 million and the sale of Vantage at Powdersville in May 2021 for a gain of approximately $5.5 million.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$979	$761	$218	28.6%	$2,043	$1,768	$275	15.6%
Provision for credit loss	-	900	(900)	-100.0%	-	900	(900)	-100.0%
Provision for loan loss	-	330	(330)	-100.0%	-	330	(330)	-100.0%
Depreciation and amortization	684	685	(1)	-0.1%	1,368	1,368	-	0.0%
Interest expense	6,777	5,358	1,419	26.5%	10,714	10,585	129	1.2%
General and administrative	3,809	3,464	345	10.0%	7,491	6,750	741	11.0%
Total Expenses	$12,249	$11,498	$751	6.5%	$21,616	$21,701	$(85)	-0.4%

Discussion of Total Expenses for the Three Months Ended June 30, 2022 and 2021

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses increased the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to general increases in operating costs.

Provision for credit loss. There was no provision for credit loss recognized for the three months ended June 30, 2022. The provision for credit loss for the three months ended June 30, 2021 is related to the other-than-temporary impairment of the Provision Center 2014-1 MRB.

Provision for loan loss. There was no provision for loan loss recognized for the three months ended June 30, 2022. The provision for loan loss for the three months ended June 30, 2021 is related to an increase in the loan loss allowance for the Live 929 Apartments property loan.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense was relatively consistent for the three months ended June 30, 2022 as compared to the same period in 2021.

Interest expense. The increase in interest expense for the three months ended June 30, 2022 as compared to the same period in 2021 was due to the following factors:

•
An increase of approximately $795,000 due to higher average principal outstanding of $210.0 million;
•
An increase of approximately $1.6 million due to higher average interest rates on variable-rate and fixed-rate debt financing;
•
An increase of approximately $245,000 in amortization of deferred financing costs; and
•
A decrease of approximately $1.3 million due to an increase in the fair market value of the Partnership's interest rate derivative instruments attributable to rising market interest rates.

General and administrative expenses. The increase in general and administrative expenses for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due an increase of approximately $275,000 in administration fees paid to AFCA2 due to greater assets under management.

Discussion of Total Expenses for the Six Months Ended June 30, 2022 and 2021

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses increased slightly for the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to general increases in operating costs.

Provision for credit loss. There was no provision for credit loss recognized for the six months ended June 30, 2022. The provision for credit loss for the six months ended June 30, 2021 is related to the other-than-temporary impairment of the Provision Center 2014-1 MRB.

Provision for loan loss. There was no provision for loan loss recognized for the six months ended June 30, 2022. The provision for loan loss for the six months ended June 30, 2021 is related to an increase in the loan loss allowance for the Live 929 Apartments property loan.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense was relatively consistent for the six months ended June 30, 2022 as compared to the same period in 2021.

Interest expense. The decrease in interest expense for the six months ended June 30, 2022 as compared to the same period in 2021 was due to the following factors:

•
An increase of approximately $1.6 million due to higher average principal outstanding of $201.0 million;
•
An increase of approximately $1.7 million due to slightly higher average interest rates on variable-rate and fixed-rate debt financing;
•
An increase of approximately $488,000 in amortization of deferred financing costs; and
•
A decrease of approximately $3.7 million due to an increase in the fair market value of the Partnership's interest rate derivative instruments attributable to rising market interest rates.

General and administrative expenses. The increase in general and administrative expenses for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to increases of approximately $527,000 in administration fees paid to AFCA2 due to greater assets under management and approximately $150,000 related to salaries and benefits.

Discussion of Income Tax Expense for the Three and Six Months Ended June 30, 2022 and 2021

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. There was minimal taxable income for the Greens Hold Co for the three and six months ended June 30, 2022 and 2021.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and six months ended June 30, 2022 and 2021 (all per BUC amounts are presented giving effect to the one-for-three Reverse Unit Split on a retroactive basis for all periods presented):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$17,606,681	$10,264,680	$43,870,699	$17,257,534
Change in fair value of derivatives	(1,232,433)	9,494	(3,707,564)	2,043
Depreciation and amortization expense	684,362	684,884	1,368,024	1,368,344
Provision for credit loss (1)	-	900,080	-	900,080
Provision for loan loss (2)	-	330,116	-	330,116
Amortization of deferred financing costs	492,720	247,997	944,192	454,383
Restricted unit compensation expense	165,509	190,970	339,407	269,084
Deferred income taxes	(13,973)	(19,442)	(6,707)	(35,670)
Redeemable Preferred Unit distributions and accretion	(716,500)	(717,763)	(1,434,244)	(1,435,526)
Tier 2 Income allocable to the General Partner (3)	(189,569)	(1,365,870)	(2,835,548)	(2,068,147)
Recovery of prior credit loss (4)	(17,344)	-	(22,623)	-
Bond premium, discount and origination fee amortization, net of cash received	(59,341)	(18,185)	(137,716)	(36,706)
Total CAD	$16,720,112	$10,506,961	$38,377,920	$17,005,535

Weighted average number of BUCs outstanding, basic	22,017,873	20,192,179	22,017,255	20,211,233
Net income per BUC, basic	$0.75	$0.40	$1.79	$0.67
Total CAD per BUC, basic	$0.76	$0.52	$1.74	$0.84
Distributions declared, per BUC (5)	$0.57	$0.33	$0.90	$0.60
(1)
The provision for credit loss for the three and six months ended June 30, 2021 relates to impairment of the Provision Center 2014-1 MRB.
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

For the six months ended June 30, 2022, Tier 2 income allocable to the General Partner consisted of approximately $2.6 million related to the gain on sale of Vantage at Murfreesboro in March 2022 and approximately $190,000 related to the gain on sale of Vantage at Westover Hills in June 2022. For the six months ended June 30, 2021, Tier 2 income allocable to the General Partner consisted of approximately $703,000 related to the gain on sale of Vantage at Germantown in March 2021 and approximately $1.4 million related to the gain on sale of Vantage at Powdersville in May 2021.

(4)
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
(5)
The three month period ended June 30, 2022 includes a quarterly distribution of $0.37 per BUC and a supplemental distribution of $0.20 per BUC. The six month period ended June 30, 2022 includes quarterly distributions of $0.70 per BUC and a supplemental distribution of $0.20 per BUC. During 2021, the first and second quarterly distributions were $0.27 and $0.33 per BUC, respectively, for total distributions of $0.60 per BUC for the six months ended June 30, 2021.

The Provision Center, a proton therapy cancer treatment center in Knoxville, TN, that secures our mortgage revenue bond investment, was sold in July 2022 and sales proceeds transferred to the bankruptcy court. We expect to receive our proportional share of final sale proceeds and other funds held under the lien of the bond indenture upon a final accounting by the bankruptcy court and bond trustee. As of June 30, 2022, the net carrying value of the MRB was $4.6 million for GAAP purposes, inclusive of accrued interest, and is based on our expected proceeds upon final resolution of the bankruptcy case. If ultimate proceeds equal our reported carrying value, we will realize a loss of approximately $5.7 million on the MRB investment. The realized loss will not impact our net income as computed in accordance with GAAP as the loss was previously recognized through provisions for credit loss. However, the realized loss will be reported as a reduction of Cash Available for Distribution when we receive final proceeds, consistent with our treatment of prior realized losses on investment assets.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to COVID-19 and the general economic and geopolitical environment. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results.

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

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable; the potential exercise of redemption rights by the holders of the Series A Preferred Units; additional investments in MRBs, GILs, property loans, net of leverage secured by the investments; and additional investments in unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; principal and interest proceeds from investments in MRBs, GILs and property loans; and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•
Unrestricted cash on hand;
•
Operating cash flows from investments in MRBs, GILs, property loans and investments in unconsolidated entities;
•
Net operating cash flows from MF Properties;
•
Secured lines of credit;
•
Proceeds from the sale or redemption of assets;
•
Proceeds from obtaining additional debt; and
•
Issuances of BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests.

Unrestricted Cash on Hand

As of June 30, 2022, the Partnership had unrestricted cash on hand of approximately $104.6 million. The Partnership is required to keep a minimum of $5.0 million of unrestricted cash on hand under the terms of certain guaranty obligations. There are no other contractual restrictions of the Partnership’s ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular interest payments received on our MRBs, GILs and property loans that provide consistent cash receipts throughout the year. All MRBs, GILs and property loans are current on contractual debt service payments as of June 30, 2022, except for the Provision Center 2014-1 MRB. Receipts, net of interest expense on related debt financings and lines of credit, are available for our general use. We also receive distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

Receipt of cash from our investments in MRBs and investments in unconsolidated entities is dependent upon the generation of net cash flows at multifamily properties that underlie our investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses. Receipt of cash from GILs and construction financing property loans is dependent on the availability of interest reserves and the funding of certain equity commitments by the owners of the underlying properties.

Net Operating Cash Flows from MF Properties

Cash flows generated by MF Properties, net of operating expenses and mortgage debt service payments, are unrestricted for our use. The MF properties are subject to risks usually associated with direct investments in student multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of our equity capital contributions to unconsolidated entities, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which the Partnership must maintain a balance of not less than $5.0 million. We are subject to various affirmative and negative covenants that, among others, require the Partnership to maintain liquidity of not less than $5.0 million, maintain a consolidated tangible net worth of not less than $100.0 million, and to notify BankUnited, N.A. if our consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. We were in compliance with all covenants as of June 30, 2022. The balance of the General LOC was $6.5 million with the ability to draw an additional $33.5 million as of June 30, 2022. The General LOC has a maturity date of June 2023, with options to extend for up to two additional years.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a financial institution of up to $50 million. The Acquisition LOC may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs and property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that the Partnership’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets, as defined in the credit agreement. We were in compliance with all covenants as of June 30, 2022. There was a $33.0 million outstanding balance on the Acquisition LOC and approximately $17.0 million was available as of June 30, 2022.

In July 2022, we executed an amendment to the credit agreement related to the Acquisition LOC that extended the maturity date to June 2024; provides the Partnership two one-year extension options, subject to certain terms and conditions; removed certain restricted payment provisions; modified the covenant requiring senior debt to not exceed a specified percentage of the market value of the Partnership’s assets to be consistent with the Leverage Ratio (as defined by the Partnership) and increased the threshold percentage; modified certain notification provision regarding defaults under agreements with other creditors; added certain events of default that are consistent with our other secured financing arrangements; and eliminated our ability to finance purchases of existing or to-be-constructed multi-family property improvements under the credit agreement. In addition, the amendment included a modification of the interest rate to be 2.50% plus a variable component that is based on the 1-month forward looking term Secured Overnight Financing Rate as published by CME Group Benchmark Administration Limited.

Proceeds from the Sale or Redemption of Assets

We may, from time to time, sell or redeem our investments in MRBs, GILs, property loans, investments in unconsolidated entities and MF Properties consistent with our strategic plans. Our MRB portfolio is marked at a premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for similar investments. We may consider selling certain MRBs in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRBs included in our TEBS financings.

Our ability to dispose of investments on favorable terms is dependent upon several factors including, but not limited to, the number of potential buyers and the availability of credit to such potential buyers to purchase investments at prices we consider acceptable. Recent volatility in market interest rates, recent inflation and the potential for an economic recession may negatively impact the potential prices we could realize upon the disposition of our various assets.

The following table summarizes the proceeds from sales of our investments in unconsolidated entities during 2022, inclusive of the return of our initial equity investments:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership
Vantage at Murfreesboro	Murfreesboro, TN	288	March 2022	$29,258,279
Vantage at Westover Hills	San Antonio, TX	288	May 2022	20,923,784
				$50,182,063

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

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of June 30, 2022, our primary unleveraged assets were certain MRBs with outstanding principal totaling approximately $22.0 million. Of these MRBs, approximately $10.0 million is principal outstanding on the Provision Center 2014-1 MRB, for which the borrower has declared Chapter 11 bankruptcy, and which could limit our ability to obtain leverage related to this MRB.

Issuances of BUCs, Series A-1 Preferred Units or Series B Preferred Units

We may, from time to time, issue additional BUCs in the public market at prices or quantities that are consistent with our strategic goals. In December 2019, the Partnership’s Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the SEC under which the Partnership may offer up to $225.0 million of BUCs for sale from time to time. The Registration Statement will expire in December 2022. In July 2021, we entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of June 30, 2022, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

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

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Available to Issue as of June 30, 2022		Units Issued as of June 30, 2022
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	3,500,000	(1)	-
Series B	September 2021	September 2024	10.00	3.40%	Eighth anniversary	10,000,000	(2)	-
Total						13,500,000		-
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

Included in general and administrative expenses is operating lease expenses for our MF Properties, of which the most significant is a ground lease associated with The 50/50 MF Property. Such expenses are paid from operating cash flows. The following table summarizes our outstanding contractual lease obligations by year as of June 30, 2022:

Remainder of 2022	$71,084
2023	143,561
2024	144,706
2025	147,598
2026	150,548
Thereafter	4,219,127
Total	$4,876,624

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through either the acquisition of MRBs, GILs, property loans and equity investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of June 30, 2022:

					Projected Funding by Year (1)
Property Name	Commitment Date	Maturity Date	Total Initial Commitment	Remaining Commitment as of June 30, 2022	Remainder of 2022	2023	2024	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Residency at the Mayer - Series A	October 2021	April 2039	$29,500,000	$4,500,000	$4,500,000	$-	$-	SOFR + 3.60%	Variable TOB
Meadow Valley	December 2021	December 2029	44,000,000	43,900,000	6,900,000	18,600,000	18,400,000	6.25%	(6)
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	26,080,000	26,080,000	11,400,000	14,680,000	-	6.00%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	16,420,000	1,000,000	10,400,000	5,020,000	SOFR + 3.60% (4)	Variable TOB
Subtotal			116,000,000	90,900,000	23,800,000	43,680,000	23,420,000

Taxable Mortgage Revenue Bonds
Ocotillo Springs - Series A-T	July 2020	August 2023	$7,000,000	$2,300,000	$2,300,000	$-	$-	LIBOR + 3.55%	Variable TOB
Residency at the Mayer Series A-T	October 2021	April 2024 (5)	12,500,000	11,500,000	11,500,000	-	-	SOFR + 3.70%	Variable TOB
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	13,000,000	12,000,000	-	-	12,000,000	SOFR + 3.65%	Variable TOB
Subtotal			32,500,000	25,800,000	13,800,000	-	12,000,000

Governmental Issuer Loans
Hope on Avalon	January 2021	February 2023 (5)	$23,390,000	$6,408,800	$6,408,800	$-	$-	SIFMA + 3.75%	Variable TOB
Hope on Broadway	January 2021	February 2023 (5)	12,105,623	1,414,378	1,414,378	-	-	SIFMA + 3.75%	Variable TOB
Osprey Village	July 2021	August 2024 (5)	60,000,000	35,636,873	17,195,785	18,441,088	-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	25,000,000	16,531,137	11,331,892	5,199,245	-	SOFR + 3.30%	Variable TOB
Magnolia Heights	June 2022	July 2024 (5)	20,400,000	5,599,086	5,599,086	-	-	SOFR + 3.85%	(6)
Subtotal			140,895,623	65,590,274	41,949,941	23,640,333	-

Taxable Governmental Issuer Loans
Hope on Avalon	January 2021	February 2023 (5)	$10,573,000	$9,573,000	$9,573,000	$-	$-	SOFR + 3.55%	Variable TOB
Subtotal			10,573,000	9,573,000	9,573,000	-	-

Property Loans
Scharbauer Flats Apartments	June 2020	January 2023 (5)	$24,160,000	$3,519,106	$3,519,106	$-	$-	LIBOR + 2.85%	Variable TOB
Oasis at Twin Lakes	July 2020	August 2023 (5)	27,704,180	3,685,523	3,685,523	-	-	LIBOR + 2.50%	Variable TOB
Centennial Crossings	August 2020	September 2023 (5)	24,250,000	2,230,428	2,230,428	-	-	LIBOR + 2.50%	Variable TOB
Hilltop at Signal Hills	January 2021	August 2023 (5)	21,197,939	5,838,631	5,838,631	-	-	SOFR + 3.07%	Variable TOB
Legacy Commons at Signal Hills	January 2021	February 2024 (5)	32,233,972	8,884,337	8,884,337	-	-	SOFR + 3.07%	Variable TOB
Osprey Village	July 2021	August 2024 (5)	25,500,000	24,500,000	-	24,500,000	-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	21,351,328	20,351,328	-	20,351,328	-	SOFR + 3.30%	Variable TOB
Magnolia Crossing (7)	December 2021	December 2022 (5)	14,500,000	608,262	608,262	-	-	SOFR + 6.50%	N/A
Magnolia Heights	June 2022	July 2024 (5)	10,300,000	9,300,000	3,286,266	6,013,734		SOFR + 3.85%	(6)
Subtotal			201,197,419	78,917,615	28,052,553	50,865,062	-

Equity Investments
Vantage at Hutto	November 2020	N/A	$11,233,000	$1,136,576	$1,136,576	$-	$-	N/A	N/A
Vantage at San Marcos (8)	November 2020	N/A	9,914,529	8,943,914	8,943,914	-	-	N/A	N/A
Vantage at McKinney Falls	December 2021	N/A	11,431,272	1,387,124	1,387,124	-	-	N/A	N/A
Subtotal			32,578,801	11,467,614	11,467,614	-	-

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (9)	$3,900,000	$3,900,000	$-	$-	$3,900,000	4.85%	N/A
Subtotal			3,900,000	3,900,000	-	-	3,900,000

Total Commitments			$537,644,843	$286,148,503	$128,643,108	$118,185,395	$39,320,000
(1)
Projected fundings by year are based on current estimates and the actual funding schedule may differ materially due to, but not limited to, the pace of construction, adverse weather conditions, delays in governmental approvals or permits, the availability of materials and contractors, and labor disputes.
(2)
The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.
(3)
The Partnership has securitized the indicated assets in TOB trust financing facilities that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership. See Note 15 for further details on debt financing.
(4)
Upon stabilization, the MRB will convert to a fixed rate of 8.0% and become subordinate to the other senior MRBs.
(5)
The borrower may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, including payment of a non-refundable extension fee.

(6)
The initial draw on this investment was funded with available cash or proceeds from the Acquisition LOC. In July 2022, the Magnolia Heights assets were securitized in a TOB trust financing facility that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership.
(7)
The remaining loan commitment will be used to cover debt service over the twelve-month term of the property loan.
(8)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5). A development site has been identified for this property but construction had not commenced as of June 30, 2022.
(9)
This is the estimated closing date of the associated bond purchase commitment.

Debt Service on Debt Financings, Secured Notes, Mortgages Payable, and Secured Lines of Credit

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRBs, taxable MRBs, GILs, a taxable GIL and certain property loans. The financing arrangements generally involve the securitization of these investment assets into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior beneficial interests are sold to unaffiliated parties in exchange for debt proceeds. The senior beneficial interests require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. We are required to fund any shortfall in principal and interest payable to the senior beneficial interests of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs, up to the value of our residual interests. In the case of forbearance or default on an underlying investment asset in a Term TOB or TOB trust financing, we may be required to fund shortfalls in principal and interest payable to the senior beneficial interests, repurchase a portion of the outstanding senior beneficial interests, or repurchase the underlying investment asset and seek alternative financing. We anticipate that cash flows from the securitized investment assets will fund normal, recurring principal and interest payments to the senior beneficial interests and all trust-related fees.

Our debt financing arrangements include various fixed and variable debt arrangements. Increases in short-term interest rates will generally result in similar increases in the interest costs associated with our variable debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$271,668,986	29.1%	$293,999,683	35.8%
Variable (1)	Variable (1)	335,289,000	35.8%	242,204,000	29.4%
Fixed	Variable	224,085,548	24.0%	286,567,660	34.8%
Fixed	Variable - Hedged (2)	103,840,000	11.1%	-	0.0%
Total		$934,883,534		$822,771,343
(1)
The securitized assets and related debt financings each have variable interest rates, though the variable rate indices may differ. As such, the Partnership is at least partially hedged against rising interest rates.
(2)
As of June 30, 2022, we have two interest rate swaps indexed to SOFR with notional amounts totaling $103.8 million with terms through 2024 and 2027. Though the variable rate indices may differ, these interest rate swaps have effectively fixed the interest rate of the related debt financing principal outstanding.

We may be required to post collateral if the value of investment assets securitized in TOB trust financings, plus our net exposure on our interest rate derivatives, drops below a threshold in the aggregate. We posted collateral totaling $6.2 million during the six months ended June 30, 2022 due to volatility in asset pricing, though $3.2 million of collateral was returned to us in June 2022 with an additional $930,000 that was eligible to be returned as of June 30, 2022. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. Our Secured Notes are secured by the cash flows from the residual certificates of our TEBS financings. Interest due on the Secured Notes, net of amounts due to the Partnership on the related total return swap transactions, will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities under the Secured Notes and related documents.

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

Our General LOC and Acquisition LOC require monthly interest payments on outstanding balances and certain quarterly commitment fees. Such obligations are paid primarily from operating cash flows. The Acquisition LOC requires principal payments as previously described in this Item 2. The General LOC does not require principal payments until maturity in June 2023 as long as the outstanding principal does not exceed the borrowing base calculation.

Distributions Paid to Holders of Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units and Series A-1 Preferred, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%. If the Partnership were to issue Series B Preferred Units, holders of such units will be paid quarterly distributions, if declared by the General Partner, at an annual fixed rate of 3.4%. The Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units are non-cumulative, non-voting and non-convertible.

On June 15, 2022, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly distribution of $0.37 per BUC and a supplemental distribution of $0.20 per BUC to unitholders of record on June 30, 2022 and payable on July 29, 2022.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant.

Potential Redemptions of Series A Preferred Units

Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, each holder of Series A Preferred Units has the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The next optional redemption dates for the currently outstanding Series A Preferred Units range from March 2023 through December 2023 and the holders must provide notice of the election to redeem no less than 180 days prior to such redemption dates. No Unitholders have given notice of their election to redeem Series A Preferred Units as of June 30, 2022. If the holders of the Series A Preferred Units elect to redeem, we will be required, subject to certain restrictions, to secure funds to redeem from unrestricted cash on hand, proceeds from our General LOC, additional borrowings or through additional capital raising options.

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

In April 2022, we issued 2,000,000 Series A-1 Preferred Units in exchange for 2,000,000 outstanding Series A Preferred Units held by a financial institution. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022 (as amended, the “Form S-4”). The remaining 7,450,000 of outstanding Series A Preferred Units are eligible for exchange under the Form S-4.

Other Contractual Obligations

We are subject to various guarantee obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments by the Partnership.

Cash Flows

For the six months ended June 30, 2022, we used cash of $2.3 million, which was the net result of $14.3 million provided by operating activities, $96.5 million used in investing activities, and $79.8 million provided by financing activities.

Cash provided by operating activities totaled $14.3 million for the six months ended June 30, 2022, as compared to $15.6 million generated for the six months ended June 30, 2021. The change between periods was primarily due to the following factors:

•
An increase of $26.6 million in net income, offset by the $20.8 million adjustment for the gain on sale of unconsolidated entities that is considered cash from investing activities;
•
An increase of $2.0 million of cash related to changes in the Partnership's net operating assets and liabilities;
•
A decrease of $3.6 million related to the unrealized gain on interest rate derivatives;
•
A total decrease of $1.2 million in non-cash provisions for credit loss and loan loss; and

•
A decrease of $4.1 million related to changes in the preferred return receivable from unconsolidated entities.

Cash used in investing activities totaled $96.5 million for the six months ended June 30, 2022, as compared to cash used of $56.3 million for the six months ended June 30, 2021. The change between periods was primarily due to the following factors:

•
A decrease of $81.0 million of cash due to MRB acquisitions and draw-down funding, offset by an increase of $78.0 million of cash due to MRB paydowns and redemptions;
•
A decrease of $57.1 million of cash due to continued advances on property loans, offset by an increase of $8.9 million of cash due to less advances on GILs and increase of $3.3 million due to property loan principal payments received;
•
A decrease of $8.4 million of cash due to taxable MRB acquisitions and draw-down funding;
•
A decrease of $7.5 million of cash due to greater contributions to unconsolidated entities;
•
An increase of $19.2 million of cash due to greater proceeds from the sale of investments in unconsolidated entities; and
•
An increase of $2.3 million of cash due to lower capital expenditures.

Cash provided by financing activities totaled $79.8 million for the six months ended June 30, 2022, as compared to cash provided of $53.6 million for the six months ended June 30, 2021. The change between periods was primarily due to the following factors:

•
A net increase of $44.2 million of cash due to proceeds from debt financing;
•
A net increase of $7.5 million of cash due to a decrease in payments on the terminated unsecured line of credit;
•
A net decrease of $12.8 million of cash due to an increase in payments on the secured lines of credit; and
•
A decrease of $12.6 million of cash due to greater distributions paid.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to margin collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall maximum 75% leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of June 30, 2022, our overall Leverage Ratio was approximately 70%.

Off Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we held MRBs, GILs, taxable MRBs, a taxable GIL and certain property loans that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of June 30, 2022:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
CCBA Senior Garden Apartments	$3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Glenview Apartments	670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	460,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	3,400,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Hope on Avalon	17,981,200	2/1/2023	12225-12227 South Avalon Blvd	Los Angeles	Los Angeles	CA	90061
Hope on Broadway	10,691,245	2/1/2023	5138 South Broadway	Los Angeles	Los Angeles	CA	90037
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	1,630,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	6,720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs (2)	19,700,000	8/1/2037	1615 I St	Brawley	Imperial	CA	92227
Residency at the Entrepreneur (3)	17,500,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	26,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	265,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	3,623,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	632,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	75,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	85,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	3,995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	1,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Centennial Crossings Senior Apartments	55,099,572	9/1/2023	15475 East Fair Place	Centennial	Arapahoe	CO	80016
Osprey Village	25,363,127	8/1/2024	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Magnolia Heights	15,800,914	7/1/2024	10156 Magnolia Heights Circle	Covington	Newton	GA	30014
Willow Place Apartments	9,468,863	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Brookstone Apartments	7,351,468	5/1/2040	4200 Hickory Hills Drive	Waukegan	Lake	IL	60087
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Hilltop at Signal Hills	39,809,308	8/1/2023	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Legacy Commons at Signal Hills	57,969,635	2/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Oasis at Twin Lakes	58,018,657	8/1/2023	2705,2725, & 2745 Herschel St. N	Roseville	Ramsey	MN	55113
Jackson Manor Apartments (5)	6,900,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Gateway Village Apartments	2,600,000	4/1/2032	400 Lakeside Drive	Hillsborough	Orange	NC	27278
Greens of Pine Glen	10,315,000	10/1/2047	6201 Pine Glen Trail	Durham	Durham	NC	27713
Lynnhaven Apartments	3,450,000	4/1/2032	719 Wadesboro Street	Durham	Durham	NC	27703
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
Cross Creek Apartment Homes	5,871,004	3/1/2049	325 Ambrose Run	Beaufort	Beaufort	SC	29906
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	23,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	11,211,961	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,985,774	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,808,622	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,559,976	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,769,327	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Berrendo Square	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Concord at Gulf Gate Apartments	19,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	20,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Laurel Crossing	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2042	1101 Rutland Drive	Austin	Travis	TX	78758
Scharbauer Flats Apartments	60,640,894	1/1/2023	2300 N. Fairgrounds Road	Midland	Midland	TX	79705
South Park Ranch Apartment Homes	11,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	9,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$920,625,332
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
(2)
The Partnership has committed to provide funding of an MRB up to $15.0 million and of a taxable MRB up to $7.0 million during construction and lease-up of the property on a drawdown basis. The taxable MRB has a maturity date of 8/1/2023 with an option to extend the maturity up to one year. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization is approximately $3.5 million and will have a maturity date of 8/1/2037.
(3)
The Partnership committed to provide total funding of MRBs up to $59.0 million and a taxable MRB up to $13.0 million during the acquisition and rehabilitation phase of the property on a draw-down basis. The taxable MRB has a maturity date of 4/1/2025 with an option to extend the maturity six months if stabilization has not occurred. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $44.1 million and will have a maturity date of 3/31/2040.
(4)
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
(5)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of June 30, 2022 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

With the exception of on-going interest rate developments, there have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Interest Rate Risk

The first six months of 2022 was a volatile period for the fixed income markets as the Federal Reserve announced three separate Federal Funds Rate increases totaling 150 basis points and signaled future short term interest rate increases to combat inflation in the broader economy. In July 2022, the Federal Reserve announced an additional 75 basis point increase in the Federal Funds Rate. The Federal Reserve has also stated its intention to reduce its balance sheet of US treasury bonds and mortgage-backed securities which may cause further upward pressure on interest rates. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The nature of our MRBs, GILs, property loans and the debt financing used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates. The majority of our MRBs bear interest at fixed rates. The GILs and property loans predominantly bear interest at variable rates, noting many are subject to interest rate floors.

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming various changes in short-term interest rates as of June 30, 2022:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$1,212,070	$(2,424,139)	$(4,848,279)	$(7,272,418)	$(9,696,557)
TEBS Debt Financings	126,796	(253,592)	(507,184)	(760,777)	(1,014,369)
Other Investment Financings	6,225	(12,451)	(24,901)	(37,352)	(49,802)
Variable Rate Investments	(1,075,630)	2,156,218	4,312,436	6,468,654	8,624,871
Total	$269,461	$(533,964)	$(1,067,928)	$(1,601,893)	$(2,135,857)

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of June 30, 2022, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 71% of our leverage bears interest at short term floating interest rates. Our remaining 29% of leverage has fixed interest rates. Of those assets funded with short term floating rate debt facilities, more than half bear interest at a floating rate as well. While there is some basis risk between the interest cost associated our debt facilities and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

LIBOR and certain other floating rate benchmark indices to which some of our asset and liabilities remain tied, are the subject of recent national, international, and regulatory guidance and proposals for reform. The ICE Benchmark Association, or IBA, intends to cease publication of our relevant U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2022, LIBOR indices are utilized as the floating benchmark rate on one of our taxable MRBs, three of our property loans, our General LOC, our Secured Notes debt financing and our total return swap agreement. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from USD LIBOR proceeds. Despite the LIBOR transition in various markets, multi-rate environments may persist in the near term as regulators and working groups have suggested market participants adopt alternative reference rates.

As of June 30, 2022, our stated costs of borrowing by type of facility were as follows:

•
The M31 TEBS financing has a variable interest rate of 2.5%;
•
The M24 and M33 TEBS financings have fixed interest rates that range between 3.1% and 3.2%;
•
The M45 TEBS financing has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•
The Term TOB trust securitized by an MRB has a fixed interest rate of 2.0%;
•
The TOB trust financings securitized by MRBs, GILs and property loans have variable interest rates that range between 2.0% and 3.0%;
•
The Secured Notes have a variable interest rate of 10.8%; and
•
The mortgages payable have interest rates that range between 4.4% and 5.5%.

We have entered into a total return swap agreement to lower the net interest cost of our Secured Notes. The following table sets forth certain information regarding the Partnership’s total return swap agreement as of June 30, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid		Period End Variable Rate Received		Variable Rate Index	Counterparty	Fair Value as of June 30, 2022
September 2020	102,886,323	September 2020	Sept 2025	5.58%	(1)	10.83%	(2)	3-month LIBOR	Mizuho Capital Markets	$225,064
										$225,064
(1)
Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)
Variable rate equal to 3-month LIBOR + 9.00%.

We have entered into two interest rate swap agreements to mitigate interest risk associated with the variable rate TOB trust financings (Note 15). The following table summarizes our interest rate swap agreements as of June 30, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value of Asset as of June 30, 2022
February 2022	55,990,000	2/9/2022	2/1/2024	1.40%	1.11%	SOFR	TOB Trusts	Mizuho Capital Markets	$1,302,981
March 2022	47,850,000	3/3/2022	3/1/2027	1.65%	1.11%	SOFR	TOB Trusts	Mizuho Capital Markets	2,282,456
									$3,585,437

We may enter into additional interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate debt financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of June 30, 2022:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of June 30, 2022
August 2019	75,819,776	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$173,217
							$173,217
(1)
For additional details, see Notes 15, 17 and 22 to the Partnership's condensed consolidated financial statements.

Credit Risk

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by the multifamily residential, seniors housing and skilled nursing properties. The MRBs and GILs are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities or any insurer. In addition, the MRBs, GILs and the associated property loans are non-recourse obligations of the property owner. As a result, the primary source of principal and interest payments on the MRBs, GILs and the property loans is the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GILs and construction financing property loans have full to limited guarantees of construction completion and payment of principal and accrued interest on the GILs and property loans, so the Partnership may have additional recourse options for these investments.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB, GIL or property loans, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, single-family rentals, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a multifamily residential property. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of the area median income. Increases in area median income are not necessarily correlated to inflationary increases in operating expenses. A significant mismatch between area median income growth and increased property operating expenses could negatively impact net operating cash flows available to pay debt service.

Certain MRBs and most of our GILs and construction related property loans finance the construction of new affordable multifamily properties and have variable interest rates. Since there are little to no operating cash flows during the construction and lease-up periods for new properties, borrowers utilize capitalized interest reserves to fund debt service prior to stabilization. Increases in market interest rates will cause an increase in debt service costs due to the variable rate nature of the financing. If interest rate increases are large enough, such capitalized interest reserves and other budgeted contingencies may be insufficient to pay all debt service through stabilization. Such cost overruns may, if other funding sources are not available to the borrowers and if related guarantors fail to meet their obligations, cause defaults on our construction financing assets.

Defaults on the MRBs, GILs or property loans may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net operating cash flows decline, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the MRB, GIL or property loan. In the event of a default on an MRB, GIL or property loan, we will have the right to foreclose on the mortgage or deed of trust securing the property. If we take ownership of the property securing a defaulted MRB or GIL we will be entitled to all net operating cash flows generated by the property. If such an event occurs, these investments will not provide tax-exempt income.

We actively manage the credit risks associated with our MRBs, GILs and property loans by performing a complete due diligence and underwriting process of the owners and the properties securing these investments prior to investing. In addition, we continually monitor the on-going performance of the properties underlying these investments.

Credit risk is also present in the geographical concentration of the properties securing our MRBs. We have significant geographic concentrations in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	June 30, 2022	December 31, 2021
Texas	41%	41%
California	26%	23%
South Carolina	10%	11%

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of June 30, 2022:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$727,279	2.5%	-20.7%	2.8%	-22.8%	$21,040

Reinvestment Risk

MRBs may have optional call dates that may be exercised by either the borrower or the Partnership that are earlier than the contractual maturity at either par or premiums to par. In addition, our GILs and most property loans are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment asset or for other reasons. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new assets. New MRB, GIL and property loan opportunities may not generate the same returns as our current investments such that our reported operating results may decline over time. In addition, rising interest rates and construction costs could limit the ability of developers to initiate new projects for us to finance with MRBs, GILs and property loans.

Similarly, we are subject to reinvestment risk on the return of capital from sales of investments in unconsolidated entities. Our strategy involves making equity investments in unconsolidated entities for the development, stabilization and sale of market-rate multifamily rental properties. Our initial equity contributions are returned upon sale of the properties underlying the unconsolidated entities, at which time we will reinvest the capital into new unconsolidated entities or other investments. Fewer new investment opportunities may result from negative changes in various economic factors and those investments that we do make may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, rising interest rates and increasing construction costs. Lower returns on new investment opportunities will result in declining operating results over time.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2021, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the six months ended June 30, 2022.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

4.1	Form of Beneficial Unit Certificate of the Partnership (incorporated herein by reference to Exhibit 4.1 to Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2022).

10.1	Series A-1 Preferred Units Exchange Agreement dated April 26, 2022 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2022).

10.2

First Amendment to Amended and Restated Credit Agreement dated April 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on April 29, 2022).

10.3

Second Amendment to Amended and Restated Credit Agreement date July 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 1, 2022).

10.4

Revolving Line of Credit Note dated July 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 1, 2022).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended June 30, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the periods ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: August 4, 2022	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: August 4, 2022	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer