Form 10-Q
period 2022-09-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2022-11-03
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 22,247,456 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

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
•
uncertain conditions within the domestic and international macroeconomic environment, including monetary and fiscal policy and conditions in the investment, credit, interest rate, and derivatives markets;
•
adverse reactions in U.S. financial markets related to actions of foreign central banks or the economic performance of foreign economies, including in particular China, Japan, the European Union, and the United Kingdom;
•
the general condition of the real estate markets in the regions in which we operate, which may be unfavorably impacted by increases in mortgage interest rates, slowing economic growth, persistent elevated inflation levels, and other factors;
•
changes in interest rates and credit spreads, as well as the success of any hedging strategies we may undertake in relation to such changes, and the effect such changes may have on the relative spreads between the yield on our investments and our cost of financing;
•
persistent inflationary trends, spurred by multiple factors including expansionary monetary and fiscal policy, high commodity prices, a tight labor market, and low residential vacancy rates, which may result in further interest rate increases and lead to increased market volatility;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$103,203,582	$68,285,501
Restricted cash	45,850,046	83,646,969
Interest receivable, net	9,402,254	9,234,412
Mortgage revenue bonds held in trust, at fair value (Note 6)	675,905,519	750,934,848
Mortgage revenue bonds, at fair value (Note 6)	19,163,911	42,574,996
Governmental issuer loans (Note 7)	281,275,255	184,767,450
Real estate assets: (Note 8)
Land and improvements	7,417,772	7,411,079
Buildings and improvements	73,921,801	72,998,475
Real estate assets before accumulated depreciation	81,339,573	80,409,554
Accumulated depreciation	(22,740,549)	(20,701,922)
Net real estate assets	58,599,024	59,707,632
Investments in unconsolidated entities (Note 9)	103,103,246	107,793,522
Property loans, net of loan loss allowances (Note 10)	123,867,490	68,101,268
Other assets (Note 12)	29,716,668	10,862,885
Total Assets	$1,450,086,995	$1,385,909,483

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$16,366,122	$13,664,212
Distribution payable	8,312,836	12,757,459
Secured lines of credit (Note 14)	30,942,000	45,714,000
Debt financing, net (Note 15)	962,615,366	820,078,714
Mortgages payable and other secured financing, net (Note 16)	26,230,855	26,824,543
Total Liabilities	1,044,467,179	919,038,928

Commitments and Contingencies (Note 18)

Redeemable Preferred Units, $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,452,679	94,458,528

Partnersʼ Capital:
General Partner (Note 1)	66,795	765,550
Beneficial Unit Certificates ("BUCs," Note 1)	311,100,342	371,646,477
Total Partnersʼ Capital	311,167,137	372,412,027
Total Liabilities and Partnersʼ Capital	$1,450,086,995	$1,385,909,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Revenues:
Investment income	$16,563,509		$13,619,994		$44,792,212		$40,305,861
Property revenues	1,914,200		1,811,778		5,785,742		5,294,475
Contingent interest income	-		1,848,825		-		1,848,825
Other interest income	4,126,695		401,304		8,465,788		1,026,724
Total revenues	22,604,404		17,681,901		59,043,742		48,475,885
Expenses:
Real estate operating (exclusive of items shown below)	1,520,589		1,239,614		3,563,672		3,007,979
Provision for credit loss (Note 6)	-		-		-		900,080
Provision for loan loss (Note 10)	-		-		-		330,116
Depreciation and amortization	688,488		680,925		2,056,512		2,049,269
Interest expense	8,035,982		5,663,452		18,750,079		16,248,023
General and administrative	4,505,056		4,145,317		11,995,781		10,894,937
Total expenses	14,750,115		11,729,308		36,366,044		33,430,404
Other Income:
Gain on sale of investments in unconsolidated entities	10,580,781		6,954,649		39,664,032		15,227,239
Income before income taxes	18,435,070		12,907,242		62,341,730		30,272,720
Income tax expense (benefit)	(81,523)		(81,142)		(45,562)		26,802
Net income	18,516,593		12,988,384		62,387,292		30,245,918
Redeemable Preferred Unit distributions and accretion	(716,490)		(717,762)		(2,150,734)		(2,153,288)
Net income available to Partners	$17,800,103		$12,270,622		$60,236,558		$28,092,630

Net income available to Partners allocated to:
General Partner	$142,394		$579,266		$3,111,474		$2,722,908
Limited Partners - BUCs	17,552,792		11,627,197		56,882,236		25,268,441
Limited Partners - Restricted units	104,917		64,159		242,848		101,281
	$17,800,103		$12,270,622		$60,236,558		$28,092,630
BUC holders' interest in net income per BUC, basic and diluted	$0.79	*	$0.57	*	$2.56	*	$1.24	*
Weighted average number of BUCs outstanding, basic	22,247,781	*	20,426,559	*	22,247,336	*	20,423,679	*
Weighted average number of BUCs outstanding, diluted	22,247,781	*	20,426,559	*	22,247,336	*	20,423,679	*

* On April 1, 2022, the Partnership effected a one-for-three reverse unit split of its outstanding BUCs (the “Reverse Unit Split”). On October 31, 2022, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022 (the “BUCs Distribution”). The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect both the Reverse Unit Split and the BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$18,516,593	$12,988,384	$62,387,292	$30,245,918
Unrealized loss on securities	(22,688,696)	(4,586,145)	(90,320,354)	(18,951,770)
Unrealized gain (loss) on bond purchase commitments	(91,864)	8,708	(1,047,315)	(30,656)
Comprehensive income (loss)	$(4,263,967)	$8,410,947	$(28,980,377)	$11,263,492

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted*	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$765,550	22,324,012	$371,646,477	$372,412,027	$114,040,260
Distributions paid or accrued ($0.327 per BUC):*
Distribution of Tier 2 income (Note 3)	(2,430,358)	-	(7,291,072)	(9,721,430)	-
Net income allocable to Partners	2,737,044	-	22,809,230	25,546,274	-
Restricted unit compensation expense	1,739	-	172,159	173,898	-
Unrealized loss on securities	(477,517)	-	(47,274,139)	(47,751,656)	(47,751,656)
Unrealized loss on bond purchase commitments	(8,191)	-	(810,890)	(819,081)	(819,081)
Balance as of March 31, 2022	588,267	22,324,012	339,251,765	339,840,032	65,469,523
Distributions paid or accrued ($0.564 per BUC):*
Distribution of Tier 2 income (Note 3)	(405,190)	-	(1,215,574)	(1,620,764)	-
Distribution of Tier 3 income (Note 3)	-	-	(11,378,312)	(11,378,312)	-
Net income allocable to Partners	232,036	-	16,658,145	16,890,181	-
Restricted units forfeited	-	(902)	-	-	-
Restricted unit compensation expense	1,655	-	163,854	165,509	-
Unrealized loss on securities	(198,800)	-	(19,681,202)	(19,880,002)	(19,880,002)
Unrealized loss on bond purchase commitments	(1,364)	-	(135,006)	(136,370)	(136,370)
Rounding of BUCs upon Reverse Unit Split	-	1,292	-	-	-
Balance as of June 30, 2022	216,604	22,324,402	323,663,670	323,880,274	45,453,151
Distributions paid or accrued ($0.366 per BUC):*
Distribution of Tier 2 income (Note 3)	(70,200)	-	(210,599)	(280,799)	-
Distribution of Tier 3 income (Note 3)	-	-	(8,032,037)	(8,032,037)	-
Net income allocable to Partners	142,394	-	17,657,709	17,800,103	-
Restricted units awarded	-	91,813	-	-	-
Restricted unit compensation expense	5,802	-	574,354	580,156	-
Unrealized loss on securities	(226,887)	-	(22,461,809)	(22,688,696)	(22,688,696)
Unrealized loss on bond purchase commitments	(918)	-	(90,946)	(91,864)	(91,864)
Balance as of September 30, 2022	$66,795	22,416,215	$311,100,342	$311,167,137	$22,672,591

	General Partner	# of BUCs - Restricted and Unrestricted*	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$934,892	20,484,934	$358,837,150	$359,772,042	$132,594,007
Distributions paid or accrued ($0.267 per BUC):*
Regular distribution	(34,013)	-	(3,367,301)	(3,401,314)	-
Distribution of Tier 2 income (Note 3)	(702,277)	-	(2,106,829)	(2,809,106)	-
Net income allocable to Partners	736,936	-	5,538,155	6,275,091	-
Restricted unit compensation expense	781	-	77,333	78,114	-
Unrealized loss on securities	(162,988)	-	(16,135,809)	(16,298,797)	(16,298,797)
Unrealized loss on bond purchase commitments	(1,210)	-	(119,760)	(120,970)	(120,970)
Balance as of March 31, 2021	772,121	20,484,934	342,722,939	343,495,060	116,174,240
Distributions paid or accrued ($0.327 per BUC):*
Regular distribution	(26,241)	-	(2,597,816)	(2,624,057)	-
Distribution of Tier 2 income (Note 3)	(1,365,870)	-	(4,097,614)	(5,463,484)	-
Net income allocable to Partners	1,406,706	-	8,140,211	9,546,917	-
Repurchase of BUCs	-	(74,927)	(1,363,736)	(1,363,736)	-
Restricted units awarded	-	88,775	-	-	-
Restricted unit compensation expense	1,910	-	189,060	190,970	-
Unrealized gain on securities	19,332	-	1,913,840	1,933,172	1,933,172
Unrealized gain on bond purchase commitments	816	-	80,790	81,606	81,606
Balance as of June 30, 2021	808,774	20,498,782	344,987,674	345,796,448	118,189,018
Distributions paid or accrued ($0.327 per BUC):*
Distribution of Tier 2 income (Note 3)	(534,873)	-	(1,604,615)	(2,139,488)	-
Distribution of Tier 3 income (Note 3)	-	-	(5,691,689)	(5,691,689)	-
Net income allocable to Partners	579,266	-	11,691,356	12,270,622	-
Sale of BUCs, net of issuance costs	-	1,839,843	31,243,495	31,243,495	-
Restricted unit compensation expense	5,705	-	564,762	570,467	-
Unrealized loss on securities	(45,862)	-	(4,540,283)	(4,586,145)	(4,586,145)
Unrealized gain on bond purchase commitments	87	-	8,621	8,708	8,708
Balance as of September 30, 2021	$813,097	22,338,625	$376,659,321	$377,472,418	$113,611,581

* On April 1, 2022, the Partnership effected a one-for-three Reverse Unit Split of its outstanding BUCs. On October 31, 2022, the Partnership completed the BUCs Distribution at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022. Per BUC amounts set forth in the Condensed Consolidated Statements of Partners’ Capital have been adjusted to reflect both the Reverse Unit Split and BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$62,387,292	$30,245,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,056,512	2,049,269
Amortization of deferred financing costs	1,926,580	823,212
Gain on sale of investments in unconsolidated entities	(39,664,032)	(15,227,239)
Contingent interest realized on investing activities	-	(1,848,825)
Provision for credit loss	-	900,080
Provision for loan loss	-	330,116
Recovery of prior credit loss	(39,968)	-
(Gain) loss on derivatives, net of cash paid	(6,511,803)	9,702
Restricted unit compensation expense	919,563	839,551
Bond premium, discount and origination fee amortization	(1,822,874)	(103,292)
Debt premium amortization	(30,444)	(30,419)
Deferred income tax benefit & income tax payable/receivable	(83,875)	(154,553)
Change in preferred return receivable from unconsolidated entities, net	(534,375)	4,589,760
Accrued interest added to property loan principal	(635,226)	-
Changes in operating assets and liabilities
Increase in interest receivable	(90,263)	(1,506,442)
(Increase) decrease in other assets	(399,014)	134,595
Increase in accounts payable and accrued expenses	2,243,446	2,247,730
Net cash provided by operating activities	19,721,519	23,299,163
Cash flows from investing activities:
Capital expenditures	(424,672)	(106,415)
Acquisition of and advances on mortgage revenue bonds	(91,567,687)	(12,946,500)
Acquisition of and advances on taxable mortgage revenue bonds	(10,675,750)	(1,000,000)
Advances on governmental issuer loans	(96,507,805)	(101,122,781)
Advances on taxable governmental issuer loans	(3,000,000)	(1,000,000)
Advances on property loans	(84,680,165)	(19,279,087)
Contributions to unconsolidated entities	(23,124,223)	(20,232,531)
Proceeds from sale of investments in unconsolidated entities	66,645,440	44,988,040
Return of investments in unconsolidated entities	1,367,465	-
Principal payments received on mortgage revenue bonds and contingent interest	101,258,367	45,908,244
Principal payments received on taxable mortgage revenue bonds	7,848	7,174
Principal payments received on property loans	30,332,123	191,264
Net cash used in investing activities	(110,369,059)	(64,592,592)
Cash flows from financing activities:
Distributions paid	(37,604,215)	(20,110,495)
Repurchase of BUCs	-	(1,363,736)
Proceeds from the sale of BUCs	-	33,321,250
Payment of offering costs related to the sale of BUCs	-	(2,077,755)
Proceeds from debt financing	303,630,000	116,800,000
Principal payments on debt financing	(161,043,610)	(29,749,667)
Principal payments on mortgages payable	(593,946)	(555,680)
Principal borrowing on unsecured lines of credit	-	15,172,445
Principal payments on unsecured lines of credit	-	(22,647,446)
Principal borrowing on secured lines of credit	57,742,000	6,500,000
Principal payments on secured lines of credit	(72,514,000)	-
Increase (decrease) in security deposit liability related to restricted cash	(44,728)	66,694
Proceeds upon exchange of Redeemable Preferred Units	20,000,000	-
Payment upon exchange of Redeemable Preferred Units	(20,000,000)	-
Debt financing and other deferred costs paid	(1,802,803)	(2,252,632)
Net cash provided by financing activities	87,768,698	93,102,978
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,878,842)	51,809,549
Cash, cash equivalents and restricted cash at beginning of period	151,932,470	122,990,586
Cash, cash equivalents and restricted cash at end of period	$149,053,628	$174,800,135

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,731,753	$14,884,920
Cash paid during the period for income taxes	38,313	181,356
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,312,836	$7,831,176
Distributions declared but not paid for Preferred Units	708,750	708,750
Investment in previously unconsolidated entity consolidated as land	-	3,115,891
Capital expenditures financed through accounts payable	505,347	1,970
Deferred financing costs financed through accounts payable	34,934	2,540

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$103,203,582	$91,542,566
Restricted cash	45,850,046	83,257,569
Total cash, cash equivalents and restricted cash	$149,053,628	$174,800,135

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

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The outstanding Series A Preferred Units and Series A-1 Preferred Units are redeemable in the future (Note 19). The Partnership had not yet issued Series B Preferred Units as of September 30, 2022. The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders.”

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021. These condensed consolidated financial statements and notes have been prepared consistently with the 2021 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of September 30, 2022, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

Through November 2, 2022, the Federal Reserve announced six increases in short-term interest rates totaling 375 basis points. The Federal Reserve has signaled further future short-term interest rate increases to combat inflation in the broader economy. In addition, geopolitical conflicts continue to impact the general global economic environment. These factors have caused volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly fixed-rate MRBs and taxable MRBs. In addition, increases in short-term interest rates will generally result in increases in the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The current inflationary environment in the United States may increase operating expenses at properties securing the Partnership’s investments and general operations. Regarding investments, such increases may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Higher general and administrative expenses and real estate operating expenses may adversely affect the Partnership’s operating results, including a reduction in net income.

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

On September 14, 2022, the Partnership declared a supplemental distribution payable in the form of additional BUCs equal to $0.20 per BUC (the “BUCs Distribution”). The BUCs Distribution was paid at a ratio of 0.01044 BUCs for each issued and outstanding BUC as of the record date of September 30, 2022, which represents an amount per BUC based on the closing price of the BUCs on the Nasdaq Stock Market LLC on September 13, 2022. The BUCs Distribution was completed on October 31, 2022. There were no fractional BUCs issued in connection with the BUCs Distribution. All fractional BUCs resulting from the BUCs Distribution received cash for such fraction based on the market value of the BUCs on the record date.

The one-for-three Reverse Unit Split and the BUCs Distribution have been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s condensed consolidated financial statements.

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

RUAs have historically been granted with vesting conditions ranging from three months to up to three years. RUAs typically provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control, or upon death or disability of the participant. The Partnership accounts for forfeitures as they occur. Outstanding RUAs were adjusted on a one-for-three basis in conjunction with the Reverse Unit Split effected on April 1, 2022. The number of outstanding RUAs was not impacted by the BUCs Distribution as holders of RUAs did not participate in the BUCs Distribution, but rather received cash in satisfaction of the previously announced supplemental distribution in the amount of $0.20 per RUA. The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The Partnership accounts for modifications to RUAs as they occur, if the fair value of the RUAs change, there are changes to vesting conditions or the awards no longer qualify for equity classification.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).” ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs. ASU 2016-13 is effective for the Partnership on January 1, 2023 and is to be adopted through a cumulative-effect adjustment to retained earnings as of that date. The Partnership regularly assesses its assets that are within the scope of ASU 2016-13 and has determined that the GILs, taxable GIL, property loans, receivables reported within other assets, financial guaranties, financial commitments, and interest receivable related to such assets, are within the scope of ASU 2016-13. The Partnership anticipates utilizing a loss rate model based on the weighted average remaining maturity of items within the scope of ASU 2016-13. The Partnership continues to develop and refine data collection processes, assessment procedures and internal controls that will be required when ASU 2016-13 becomes effective, and to evaluate the impact to the Partnership's condensed consolidated financial statements.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three and nine months ended September 30, 2022 and 2021.

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

As the primary beneficiary, the Partnership reports the TOB, Term TOB and TEBS financings on a consolidated basis. The Partnership reports the Floater Certificates related to the TOB trust financings, and the Class A Certificates related to the Term TOB and TEBS financings as secured debt financings on the Partnership's condensed consolidated balance sheets (Note 15). The MRBs, GILs, property loans, taxable MRBs and taxable GIL securing the TOB, Term TOB and TEBS financings, are reported as assets on the Partnership's condensed consolidated balance sheets (Notes 6, 7, 10 and 12).

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

Non-Consolidated VIEs

The Partnership has variable interests in various entities in the form of MRBs, taxable MRBs, GILs, taxable GILs, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership's condensed consolidated financial statements.

The Partnership held variable interests in 31 and 30 non-consolidated VIEs as of September 30, 2022 and December 31, 2021, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of September 30, 2022 and December 31, 2021:

	Maximum Exposure to Loss
	September 30, 2022	December 31, 2021
Mortgage revenue bonds	$48,557,708	$51,045,000
Taxable mortgage revenue bonds	2,000,000	2,000,000
Governmental issuer loans	281,275,255	184,767,450
Taxable governmental issuer loans	4,000,000	1,000,000
Property loans	122,563,896	47,274,576
Investments in unconsolidated entities	103,103,246	107,793,522
	$561,500,105	$393,880,548

The Partnership’s maximum exposure to loss for the MRBs and taxable MRBs as of September 30, 2022 is equal to the Partnership’s cost adjusted for paydowns. The difference between an MRB’s carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $47.0 million and $23.5 million, respectively, as of September 30, 2022 (Note 18).

The Partnership’s maximum exposure to loss for the GILs, taxable GILs, property loans and investments in unconsolidated entities as of September 30, 2022 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $122.8 million, $63.2 million, $64.1 million, and $8.9 million, respectively, as of September 30, 2022 (Note 18).

6. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental properties and a commercial property. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 15). The MRBs bear interest at a fixed rate, with the exception of Ocotillo Springs - Series A and Residency at the Mayer - Series A. The Partnership had the following investments in MRBs as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,898,954	$389,990	$-	$10,288,944
Glenview Apartments - Series A (3)	CA	4,386,923	221,254	-	4,608,177
Harmony Court Bakersfield - Series A (4)	CA	3,609,296	118,091	-	3,727,387
Harmony Terrace - Series A (4)	CA	6,682,143	329,629	-	7,011,772
Harden Ranch - Series A (2)	CA	6,472,099	452,521	-	6,924,620
Las Palmas II - Series A (4)	CA	1,637,465	70,328	-	1,707,793
Lutheran Gardens (6)	CA	10,352,000	63,494	-	10,415,494
Montclair Apartments - Series A (3)	CA	2,376,641	130,702	-	2,507,343
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,522,733	627,722	-	8,150,455
Montevista - Series A (6)	CA	6,667,855	565,132	-	7,232,987
Ocotillo Springs - Series A (6), (8)	CA	11,090,000	-	(487,801)	10,602,199
Residency at the Entrepreneur J-1 (6)	CA	9,088,500	172,857	-	9,261,357
Residency at the Entrepreneur J-2 (6)	CA	7,500,000	217,798	-	7,717,798
Residency at the Entrepreneur J-3 (7)	CA	-	656,481	-	656,481
Residency at the Mayer - Series A (6)	CA	25,069,208	-	-	25,069,208
San Vicente - Series A (4)	CA	3,376,366	111,397	-	3,487,763
Santa Fe Apartments - Series A (3)	CA	2,879,212	145,213	-	3,024,425
Seasons at Simi Valley - Series A (4)	CA	4,150,500	384,743	-	4,535,243
Seasons Lakewood - Series A (4)	CA	7,117,935	351,126	-	7,469,061
Seasons San Juan Capistrano - Series A (4)	CA	11,984,278	591,182	-	12,575,460
Summerhill - Series A (4)	CA	6,215,150	80,688	-	6,295,838
Sycamore Walk - Series A (4)	CA	3,440,619	130,469	-	3,571,088
The Village at Madera - Series A (4)	CA	2,985,168	137,695	-	3,122,863
Tyler Park Townhomes - Series A (2)	CA	5,635,996	231,647	-	5,867,643
Vineyard Gardens - Series A (6)	CA	3,916,109	312,891	-	4,229,000
Westside Village Market - Series A (2)	CA	3,683,114	193,646	-	3,876,760
Brookstone (1)	IL	7,298,854	1,232,165	-	8,531,019
Copper Gate Apartments (2)	IN	4,900,000	135,868	-	5,035,868
Renaissance - Series A (3)	LA	10,622,933	447,502	-	11,070,435
Live 929 Apartments - Series 2022A (6)	MD	58,050,821	798,344	-	58,849,165
Jackson Manor Apartments (6)	MS	6,900,000	-	-	6,900,000
Greens Property - Series A (2)	NC	7,629,000	536	-	7,629,536
Silver Moon - Series A (3)	NM	7,575,818	609,702	-	8,185,520
Village at Avalon (5)	NM	15,974,957	863,641	-	16,838,598
Columbia Gardens (4)	SC	12,588,742	428,517	-	13,017,259
Companion at Thornhill Apartments (4)	SC	10,821,542	448,643	-	11,270,185
The Palms at Premier Park Apartments (2)	SC	18,200,634	643,425	-	18,844,059
Village at River's Edge (4)	SC	9,669,777	44,189	-	9,713,966
Willow Run (4)	SC	12,414,487	477,489	-	12,891,976
Arbors at Hickory Ridge (2)	TN	10,633,673	1,699,911	-	12,333,584
Avistar at Copperfield - Series A (6)	TX	13,569,835	481,953	-	14,051,788
Avistar at the Crest - Series A (2)	TX	8,928,536	591,677	-	9,520,213
Avistar at the Oaks - Series A (2)	TX	7,221,895	432,723	-	7,654,618
Avistar at the Parkway - Series A (3)	TX	12,468,173	682,039	-	13,150,212
Avistar at Wilcrest - Series A (6)	TX	5,142,693	4,874	-	5,147,567
Avistar at Wood Hollow - Series A (6)	TX	39,048,349	1,386,861	-	40,435,210
Avistar in 09 - Series A (2)	TX	6,235,826	295,681	-	6,531,507
Avistar on the Boulevard - Series A (2)	TX	15,210,725	824,271	-	16,034,996
Avistar on the Hills - Series A (2)	TX	4,944,271	327,489	-	5,271,760
Bruton Apartments (4), (8)	TX	17,419,883	-	(533,140)	16,886,743
Concord at Gulfgate - Series A (4)	TX	18,456,524	1,239,586	-	19,696,110
Concord at Little York - Series A (4)	TX	12,929,668	909,327	-	13,838,995
Concord at Williamcrest - Series A (4)	TX	20,029,441	1,156,304	-	21,185,745
Crossing at 1415 - Series A (4)	TX	7,191,959	353,742	-	7,545,701
Decatur Angle (4), (8)	TX	21,919,796	-	(834,292)	21,085,504
Esperanza at Palo Alto (4)	TX	18,955,815	1,118,258	-	20,074,073
Heights at 515 - Series A (4)	TX	6,584,362	343,057	-	6,927,419
Heritage Square - Series A (3)	TX	10,358,615	432,270	-	10,790,885
Oaks at Georgetown - Series A (4)	TX	11,940,699	311,811	-	12,252,510
Runnymede (1)	TX	9,605,000	439	-	9,605,439
Southpark (1)	TX	11,419,072	1,297,785	-	12,716,857
15 West Apartments (4)	WA	9,474,154	979,184	-	10,453,338
Mortgage revenue bonds held in trust		$650,074,793	$27,685,959	$(1,855,233)	$675,905,519
(1)
MRBs owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)
MRBs owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(3)
MRBs owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(4)
MRBs owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 15
(6)
MRBs held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 15
(7)
The Partnership has an MRB funding commitment of $26.1 million as of September 30, 2022. The unfunded MRB commitment is accounted for as an available-for-sale security and reported at fair value. The reported unrealized loss is based on the fair value of the funding commitment outstanding as of September 30, 2022. The Partnership will partially fund the commitment with proceeds from a debt financing transaction with Mizuho Capital Markets, LLC.
(8)
As of the date presented, the MRB had been in a cumulative unrealized loss position for less than 12 consecutive months and is not considered a credit loss. The Partnership determined the unrealized loss is a result of increasing market interest rates and is not considered other-than-temporary.

	September 30, 2022
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
CCBA Senior Garden Apartments (1)	CA	$3,801,312	$-	$(209,129)	$3,592,183
Solano Vista - Series A	CA	2,635,798	152,712	-	2,788,510
Meadow Valley (2)	MI	1,833,437	-	(2,632,998)	(799,561)
Gateway Village	NC	2,590,992	-	-	2,590,992
Greens Property - Series B	NC	916,502	114	-	916,616
Lynnhaven Apartments	NC	3,438,048	-	-	3,438,048
Provision Center 2014-1	TN	4,296,204	-	-	4,296,204
Avistar at the Crest - Series B	TX	726,263	28,394	-	754,657
Avistar at the Oaks - Series B	TX	531,895	14,208	-	546,103
Avistar at the Parkway - Series B	TX	123,287	20,319	-	143,606
Avistar in 09 - Series B	TX	438,765	11,720	-	450,485
Avistar on the Boulevard - Series B	TX	431,548	14,520	-	446,068
Mortgage revenue bonds held by the Partnership		$21,764,051	$241,987	$(2,842,127)	$19,163,911
(1)
As of the date presented, the MRB had been in a cumulative unrealized loss position for less than 12 consecutive months and is not considered a credit loss. The Partnership determined the unrealized loss is a result of increasing market interest rates and is not considered other-than-temporary.
(2)
The Partnership has a remaining MRB funding commitment of $42.3 million as of September 30, 2022. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining $42.3 million funding commitment outstanding as of September 30, 2022 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not other-than-temporary.

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
The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of September 30, 2022. See Note 18 for additional information regarding the Partnership’s MRB funding commitments.

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

During the nine months ended September 30, 2021, the Partnership recognized a provision for credit loss of approximately $900,000 related to the Provision Center 2014-1 MRB in its condensed consolidated statements of operations. The borrower of the Provision Center 2014-1 MRB filed for Chapter 11 bankruptcy in December 2020 and has ceased making contractual principal and interest payments. The credit loss was driven primarily by collateral information obtained during the bankruptcy process. The underlying property was successfully sold out of bankruptcy in July 2022 and final settlement of the bankruptcy estate is ongoing. The net carrying value of the MRB, inclusive of accrued interest, is $4.6 million as of September 30, 2022, which is our estimate of the proceeds we will ultimately receive upon liquidation of the bankruptcy and bond trust estate.

MRB Activity in the First Nine Months of 2022

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the nine months ended September 30, 2022:

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

Redemptions:

The following MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2022:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Ohio Properties - Series A	March	(1)	362	6/1/2050	7.00%	$13,544,000
Ohio Properties - Series B	March	(1)	362	6/1/2050	10.00%	3,459,840
Bridle Ridge	May	Greer, SC	152	1/1/2043	6.00%	7,100,000
Cross Creek	September	Beaufort, SC	144	3/1/2049	6.15%	7,666,752
						$31,770,592
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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$10,013,392	$8,218,669	$9,175,482	$7,318,589
Provision for credit loss	-	-	-	900,080
Other additions (1)	-	-	860,533	-
Recovery of prior credit loss (2)	(17,345)	-	(39,968)	-
Balance, end of period (3)	$9,996,047	$8,218,669	$9,996,047	$8,218,669
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
(3)
The allowance for credit losses as of September 30, 2022 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments - Series 2022A MRB. The allowance for credit losses as of September 30, 2021 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2014 Series A MRB.
7. Governmental Issuer Loans

The Partnership owns governmental issuer loans (“GILs”) that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GILs. Each GIL is secured by a mortgage on all real and personal property of the affordable multifamily property. The GILs share first mortgage lien positions with property loans and/or taxable GILs also owned by the Partnership (Notes 10 and 12). Sources of the funds to pay principal and interest on a GIL consist of the net cash flow or the sale or refinancing proceeds from the secured property and limited-to-full payment guaranties provided by affiliates of the borrower. The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction. The GILs, with the exception of Poppy Grove I, Poppy Grove II, and Poppy Grove III, were held in trust in connection with TOB trust financings as of September 30, 2022 and December 31, 2021 (Note 15). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity if the property has reached stabilization and other conditions are met (Note 21).

The Partnership had the following GIL investments as of September 30, 2022 and December 31, 2021:

						As of September 30, 2022
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (3)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%	5.56%	$40,000,000
Oasis at Twin Lakes (3)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 2.25%	4.71%	34,000,000
Centennial Crossings (3)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	5.21%	33,080,000
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	6.05%	34,620,000
Hilltop at Signal Hills (3)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	6.05%	24,450,000
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%	6.21%	23,390,000
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%	6.21%	10,691,245
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	5.36%	30,648,439
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	5.59%	12,358,271
Magnolia Heights (3)	June 2022	Covington, GA	200	7/1/2024	SOFR + 3.85%	6.14%	20,400,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	6,746,000
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	3,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	7,350,000
							$281,275,255

(1)
The borrowers may elect to extend the maturity dates for periods ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)
The variable index interest rate components are typically subject to floors that range from 0% to 0.85%.
(3)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 21).
(4)
The Partnership has agreed to provide a subordinate GIL after the execution of Freddie Mac’s forward purchase commitment if needed by the property. The potential subordinate GIL amounts are up to $3.8 million, $2.2 million, and $4.2 million for Poppy Grove I, Poppy Grove II, and Poppy Grove III, respectively.

							As of December 31, 2021
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Variable Interest Rate (2)		Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (3)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.20%	$40,000,000
Oasis at Twin Lakes (3)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(4)	3.75%	34,000,000
Centennial Crossings (3)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%		3.25%	33,080,000
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%		3.57%	33,120,605
Hilltop at Signal Hills (3)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%		3.57%	21,550,584
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%		4.60%	9,981,200
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%		4.60%	3,691,245
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%		3.57%	6,372,030
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%		3.55%	2,971,786
								$184,767,450
(1)
The borrowers may elect to extend the maturity dates for periods ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)
The variable index interest rate components are typically subject to floors that range from 0% to 0.85%.
(3)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 21).
(4)
The variable rate decreases to SIFMA plus 2.25% upon completion of construction.

The partnership has remaining commitments to provide additional funding of the GILs during construction and/or rehabilitation of the secured properties as of September 30, 2022. See Note 18 for further information regarding the Partnership’s remaining GIL funding commitments.

Activity in the First Nine Months of 2022

Acquisitions:

During the nine months ended September 30, 2022, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a draw-down basis as summarized below.

•
$20.4 million commitment related to Magnolia Heights;
•
$35.7 million commitment related to Poppy Grove I;
•
$22.3 million commitment related to Poppy Grove II; and
•
$39.1 million commitment related to Poppy Grove III.

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

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of September 30, 2022 and December 31, 2021:

Real Estate Assets as of September 30, 2022
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,205,961	$39,426,150	$42,632,111
The 50/50 MF Property	Lincoln, NE	475	-	33,812,722	33,812,722
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	682,929	3,343,544
Land held for development		(2)	1,551,196	-	1,551,196
					$81,339,573
Less accumulated depreciation					(22,740,549)
Net real estate assets					$58,599,024
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

9. Investments in Unconsolidated Entities

ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, has equity investment commitments and has made equity investments in unconsolidated entities. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. ATAX Vantage Holdings, LLC is the only limited equity investor in the unconsolidated entities. An affiliate of the unconsolidated entities guaranties ATAX Vantage Holdings, LLC’s return on its investments through a date approximately five years after commencement of construction. The return on these investments earned by the Partnership is reported as “Investment income” in the Partnership's condensed consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of September 30, 2022 and December 31, 2021:

Property Name	Location	Units	Construction Commencement Date	Construction Completion Date	Carrying Value as of September 30, 2022	Carrying Value as of December 31, 2021
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	$5,506,982	$6,143,099
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	October 2020	-	12,240,000
Vantage at Coventry	Omaha, NE	294	September 2018	February 2021	6,880,265	7,611,614
Vantage at Conroe	Conroe, TX	288	April 2019	January 2021	10,424,625	11,164,625
Vantage at O'Connor	San Antonio, TX	288	October 2019	June 2021	-	9,109,343
Vantage at Westover Hills	San Antonio, TX	288	January 2020	July 2021	-	8,861,504
Vantage at Tomball	Tomball, TX	288	August 2020	April 2022	12,731,001	11,814,774
Vantage at Hutto	Hutto, TX	288	December 2021	N/A	12,280,709	5,629,651
Vantage at Loveland	Loveland, CO	288	April 2021	N/A	17,752,152	10,913,911
Vantage at Helotes	Helotes, TX	288	May 2021	N/A	13,752,151	11,350,686
Vantage at Fair Oaks	Boerne, TX	288	September 2021	N/A	11,763,456	6,424,306
Vantage at McKinney Falls	McKinney Falls, TX	288	December 2021	N/A	12,011,905	6,530,009
					$103,103,246	$107,793,522

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of September 30, 2022. See Note 18 for further information regarding the Partnership’s remaining equity funding commitments.

Activity in the First Nine Months of 2022

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the nine months ended September 30, 2022:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Murfreesboro	Murfreesboro, TN	288	March 2022	$29,258,279	$657,937	$16,360,343
Vantage at Westover Hills	San Antonio, TX	288	May 2022	20,923,784	-	12,658,501
Vantage at Bulverde	Bulverde, TX	288	(1)	60,000	-	60,000
Vantage at Germantown	Germantown, TN	288	(2)	4,407	-	4,407
Vantage at O'Connor	San Antonio, TX	288	July 2022	19,381,976	1,195	10,580,781
				$69,628,446	$659,132	$39,664,032
(1)
During the first nine months of 2022, the Partnership received net cash of approximately $60,000 associated with final settlements of the Vantage at Bulverde sale in August 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statements of operations.
(2)
In March 2022, the Partnership received cash of approximately $4,000 associated with final settlements of the Vantage at Germantown sale in March 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statements of operations.

Activity in the First Nine Months of 2021

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the nine months ended September 30, 2021:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Germantown	Germantown, TN	288	March 2021	$16,096,560	$862,454	$2,809,106
Vantage at Powdersville	Powdersville, SC	288	May 2021	20,118,680	2,359,394	5,463,484
Vantage at Bulverde	Bulverde, TX	288	August 2021	18,916,961	1,392,312	6,954,649
				$55,132,201	$4,614,160	$15,227,239

New and Amended Equity Commitments:

In April 2021, the Partnership executed a $16.3 million equity commitment to fund the construction of the Vantage at Loveland multifamily property.

In May 2021, the Partnership executed a $12.6 million equity commitment to fund the construction of the Vantage at Helotes multifamily property.

In September 2021, Vantage at Fair Oaks ceased to be a consolidated VIE (Note 5) and the Partnership executed an $11.0 million commitment to fund the construction of the property.

Summarized Unconsolidated Entity Level Financial Data

The following table provides combined summary financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Property Revenues	$4,732,250	$6,486,029	$16,847,354	$17,444,805
Gain on sale of property	$23,231,887	$17,646,543	$87,835,109	$42,273,235
Net income	$23,309,924	$17,591,694	$88,447,049	$38,102,642

10. Property Loans, Net of Loan Loss Allowances

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Centennial Crossings	$24,250,000	$-	$24,250,000	9/1/2023	LIBOR + 2.50%
Hilltop at Signal Hills	18,968,334	-	18,968,334	8/1/2023	SOFR + 3.07%
Legacy Commons at Signal Hills	28,166,905	-	28,166,905	2/1/2024	SOFR + 3.07%
Magnolia Heights	1,000,000	-	1,000,000	7/1/2024	SOFR + 3.85%
Oasis at Twin Lakes	24,018,657	-	24,018,657	8/1/2023	LIBOR + 2.50%
Osprey Village	1,000,000	-	1,000,000	8/1/2024	SOFR + 3.07%
Scharbauer Flats Apartments	24,160,000	-	24,160,000	1/1/2023	LIBOR + 2.85%
Willow Place Apartments	1,000,000	-	1,000,000	10/1/2024	SOFR + 3.30%
Subtotal	122,563,896	-	122,563,896

Other
Avistar (February 2013 portfolio)	$201,972	$-	$201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Greens Property	850,000	-	850,000	9/1/2046	10.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	1,798,594	(495,000)	1,303,594

Total	$124,362,490	$(495,000)	$123,867,490

(1)
The property loans are held in trust in connection with TOB trust financings (Note 15). The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrowers have guaranteed limited-to-full payment of principal and accrued interest on the property loans. The borrowers may elect to extend the maturity dates for periods ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee. The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.

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

(1)
The property loans are held in trust in connection with TOB trust financings (Note 15). The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrowers have guaranteed limited-to-full payment of principal and accrued interest on the property loans. The borrowers may elect to extend the maturity dates for periods ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee. The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.
(2)
The index is subject to a floor of 0.25%.

The Partnership recognized a provision for loan loss and associated loan loss allowance of zero and approximately $330,000 for the three and nine months ended September 30, 2021 related to the Live 929 Apartments property loan as the Partnership determined it was probable the outstanding balance will not be collectible.

During the three and nine months ended September 30, 2022 and 2021, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable. In addition, interest to be earned on the Cross Creek property loan and approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status for the three and nine months ended September 30, 2021 as, in management’s opinion, the interest was not considered collectible.

Activity in the First Nine Months of 2022

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

In August 2022, the outstanding property loans due from Cross Creek were restructured and the Partnership advanced additional funds totaling approximately $7.7 million. In September 2022, the underlying Cross Creek property was sold and the Partnership received $13.0 million as redemption proceeds to satisfy all outstanding balances, which consisted of $11.4 million of principal payments and approximately $1.7 million of accrued interest. All property loan balances due from Cross Creek were previously on non-accrual status and fully reserved, so the Partnership recognized approximately $1.7 million of other interest income upon redemption.

In September 2022, the Magnolia Crossing property loan was repaid in full. The Partnership received proceeds of approximately $14.1 million representing outstanding principal and accrued interest upon redemption.

In September 2022, the Partnership advanced additional principal totaling $900,000 under the Poppy Grove Apartments loan. The Poppy Grove Apartments property loan was subsequently paid in full in September 2022.

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
•
$21.4 million commitment related to Willow Place Apartments.

In March 2021, the Partnership amended the property loan with Live 929 Apartments to increase the total available loan amount to $1.5 million from $1.0 million. The property loan is subordinate to the MRBs associated with the property.

In August 2021, the Partnership received approximately $328,000 as payment in full for outstanding principal and interest on the property loan due from Arbors at Hickory Ridge.

The following table summarizes the changes in the Partnership's loan loss allowance for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$7,888,815	$8,635,162	$8,749,348	$8,305,046
Provision for loan loss	-	-	-	$330,116
Other reductions (1)	(7,393,815)	-	(8,254,348)	-
Balance, end of period	$495,000	$8,635,162	$495,000	$8,635,162
(1)
The reduction in the loan loss allowance for the three and nine months ended September 30, 2022 is due to the redemption of all Cross Creek property loan balances in September 2022 and a principal payment received on the Live 929 Apartments property loan as part of the restructuring of the outstanding debt of Live 929 Apartments (Note 6) in January 2022.

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owns The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Current income tax expense (benefit)	$(38,980)	$(39,131)	$3,688	$104,483
Deferred income tax benefit	(42,543)	(42,011)	(49,250)	(77,681)
Total income tax expense (benefit)	$(81,523)	$(81,142)	$(45,562)	$26,802

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of September 30, 2022 and December 31, 2021.

12. Other Assets

The following table summarizes the Partnership's other assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Deferred financing costs, net	$1,085,136	$1,349,097
Fair value of derivative instruments (Note 17)	6,855,221	343,418
Taxable mortgage revenue bonds, at fair value	13,528,034	3,428,443
Taxable governmental issuer loans	4,000,000	1,000,000
Bond purchase commitments, at fair value (Note 18)	-	964,404
Operating lease right-of-use assets, net	1,598,037	1,619,714
Other assets	2,650,240	2,157,809
Total other assets	$29,716,668	$10,862,885

As of September 30, 2022 and December 31, 2021, the operating lease right-of-use assets consisted primarily of a ground lease at the 50/50 MF Property (Note 13).

The Partnership has remaining commitments to provide additional funding of the taxable GILs and taxable MRBs during construction and/or rehabilitation of the secured properties as of September 30, 2022. See Note 18 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

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

As of September 30, 2022, three taxable MRBs with a fair value of $9.0 million were held in trust in connection with TOB trust financings (Note 15).

Activity in the First Nine Months of 2022

The following table includes details of the taxable MRBs and taxable GILs acquired during the nine months ended September 30, 2022:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Acquired
Live 929 Apartments - Series 2022B	January 2022	Baltimore, MD	575	1/1/2029	4.30%	$3,625,000
Residency at the Entrepreneur - Series J-T (1)	April 2022	Los Angeles, CA	200	4/1/2025	SOFR + 3.65%	1,000,000
Poppy Grove I (2)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	1,000,000
Poppy Grove II (2)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	1,000,000
Poppy Grove III (2)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	1,000,000
						$7,625,000
(1)
The Partnership has committed to provide total funding for this taxable MRB of $13.0 million (see Note 18). The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee. The interest rate is subject to an all-in floor of 3.92%.
(2)
The Partnership has committed to provide total funding for the Poppy Grove I, Poppy Grove II, and Poppy Grove III taxable GILs of $21.2 million, $10.9 million, and $24.5 million, respectively (see Note 18). The borrowers have the option to extend the maturities up to six months upon payment of non-refundable extension fees.

Activity in the First Nine Months of 2021

The following table includes details of the taxable GIL acquired during the nine months ended September 30, 2021:

Property Name	Date Committed	Maturity Date	Initial Outstanding Balance	Total Commitment
Hope on Avalon	January 2021	2/1/2023 (1)	$1,000,000	$10,573,000
(1)
The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.
13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership's accounts payable, accrued expenses and other liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts payable	$1,784,160	$1,234,111
Accrued expenses	4,462,978	4,102,381
Accrued interest expense	5,967,620	4,229,119
Operating lease liabilities	2,152,660	2,151,991
Bond purchase commitment, at fair value (Note 18)	82,911	-
Other liabilities	1,915,793	1,946,610
Total accounts payable, accrued expenses and other liabilities	$16,366,122	$13,664,212

The 50/50 MF Property has a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The Partnership has an option to extend the lease for an additional five-year period, which has not been factored into the calculation of the ROU asset and lease liability. Annual lease payments are $100 per year. The Partnership is also required to make monthly payments, when cash is available at The 50/50 MF Property, to the University of Nebraska-Lincoln. Payment amounts are based on The 50/50 MF Property’s revenues, subject to an annual guaranteed minimum amount. As of September 30, 2022, the minimum aggregate annual payment due under the agreement is approximately $141,000. The minimum aggregate annual payment increases 2% annually until July 31, 2034 and increases 3% annually thereafter. The 50/50 MF Property will be required to make additional payments under the agreement if its gross revenues exceed certain thresholds. The Partnership recognized expenses related to the ground lease of approximately $42,000 and $126,000 for the three and nine months ended September 30, 2022 and 2021, respectively, and are reported within “Real estate operating expenses” in the Partnership's condensed consolidated statements of operations.

The following table summarizes future contractual payments for the Partnership’s operating leases and a reconciliation to the carrying value of operating lease liabilities as of September 30, 2022:

Remainder of 2022	$35,657
2023	143,561
2024	144,706
2025	147,598
2026	150,548
Thereafter	4,219,127
Total	4,841,197
Less: Amount representing interest	(2,688,537)
Total operating lease liabilities	$2,152,660

14. Secured Lines of Credit

The following tables summarize the Partnership's secured lines of credit ("LOC" or "LOCs") as of September 30, 2022 and December 31, 2021:

Secured Lines of Credit	Outstanding as of September 30, 2022	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$6,500,000	$40,000,000	June 2023 (1)	Variable (2)	Monthly	5.88%
Bankers Trust Acquisition LOC	24,442,000	50,000,000	June 2024 (3)	Variable (4)	Monthly	5.10%
	$30,942,000	$90,000,000
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
(3)
The Partnership has two one-year extension options subject to certain conditions and payment of a $25,000 extension fee.
(4)
The variable rate is equal to 2.50% plus a variable component based on the 1-month forward looking term Secured Overnight Financing Rate as published by CME Group Benchmark Administration Limited (“Term SOFR”).

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

The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, in which the Partnership must maintain a balance of not less than $5.0 million. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of September 30, 2022. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify BankUnited if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of September 30, 2022.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. In July 2022, the Partnership executed an amendment to the credit agreement that extended the maturity date to June 2024; provided the Partnership two one-year extension options, subject to certain terms and conditions; removed certain restricted payment provisions; modified the covenant requiring senior debt to not exceed a specified percentage of the market value of the Partnership’s assets to be consistent with the Leverage Ratio (as defined by the Partnership) and increased the threshold percentage; modified certain notification provisions regarding defaults under agreements with other creditors; added certain events of default that are consistent with the Partnership’s other secured financing arrangements; and eliminated the Partnership’s ability to finance purchases of existing or to-be-constructed multifamily property improvements under the credit agreement. In addition, certain interest rate terms were modified. The Partnership was in compliance with all covenants as of September 30, 2022.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of September 30, 2022 and December 31, 2021:

	Outstanding Debt Financings as of September 30, 2022, net	Restricted Cash	Year Acquired	Stated Maturities	Reset Frequency	Variable Rate Index	Index Based Rates	Spread/ Facility Fees	Period End Rates
TEBS Financings
Fixed - M24	$7,752,126	$39,080	2010	2027	N/A	N/A	N/A	N/A	3.05%
Variable - M31 (1)	75,970,493	4,999	2014	2024	Weekly	SIFMA	1.43%	2.49%	3.92%
Fixed - M33	29,713,724	2,606	2015	2030	N/A	N/A	N/A	N/A	3.24%
Fixed - M45 (2)	212,430,600	5,000	2018	2034	N/A	N/A	N/A	N/A	3.82%

Secured Notes
Variable - Notes	102,567,831	36,009,014	2020	2025	Monthly	3-month LIBOR	3.29%	9.00%	12.29% (3)

TOB Trust Securitizations
Mizuho Capital Markets:
Variable - TOB	48,712,716	(4)	2020 - 2021	2023	Weekly	SIFMA	2.66% - 2.68%	0.89% - 1.44%	3.55% - 4.10%
Variable - TOB	139,759,072	(4)	2020	2023	Weekly	OBFR	3.32%	0.89%	4.21%
Variable - TOB	170,843,324	(4)	2021	2024	Weekly	OBFR	3.32%	0.89% - 1.16%	4.21% - 4.48%
Variable - TOB	59,556,053	(4)	2019 - 2020	2025	Weekly	SIFMA	2.66% - 2.68%	1.17% - 1.67%	3.83% - 4.35%
Variable - TOB	13,337,843	(4)	2022	2025	Weekly	OBFR	3.32%	1.18%	4.50%
Variable - TOB	53,088,531	(4)	2022	2027	Weekly	SIFMA	2.68%	1.18%	3.86%
Morgan Stanley:
Fixed - Term TOB	12,852,040	-	2019	2024	N/A	N/A	N/A	N/A	1.98%
Barclays Capital Inc.:
Variable - TOB	36,031,013	-	2021	2023	Weekly	OBFR	3.60%	1.27%	4.87%
Total Debt Financings	$962,615,366
(1)
Facility fees have a variable component.
(2)
The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.
(3)
The Partnership has entered into a total return swap transaction with the Secured Notes as the reference security and a notional amount totaling the outstanding principal on the Secured Notes. The total return swap effectively nets down the interest rate on the Secured Notes. Considering the effect of the total return swap, the effective net interest rate of the Secured Notes is 7.04% as of September 30, 2022. See Note 17 for further information on the total return swap.
(4)
The Partnership has restricted cash totaling approximately $4.5 million related to its total net position with Mizuho Capital Markets.

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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by MRBs, GILs, taxable MRBs, a taxable GIL, and property loans. The TOB trusts and Secured Notes with Mizuho and the TOB trust with Barclays are subject to respective master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests in each TOB trust maintain a certain value in relation to total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on the NASDAQ. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 17).

As of September 30, 2022 and December 31, 2021, the restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of two total return swaps that have the Secured Notes as the reference security (Note 17). The Partnership may also be required to post additional collateral if the value of TEBS financing residual certificates declines below a threshold under the total return swaps.

The Partnership may also be required to post collateral, typically cash, related to the TOB trust financings with Mizuho and Barclays. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 17) in relation to thresholds set by Mizuho and Barclays. As of September 30, 2022, the Partnership had posted approximately $4.5 million of cash collateral with Mizuho. There was no requirement to post collateral with Barclays as of September 30, 2022.

The Term TOB trust financing with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with all covenants as of September 30, 2022.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Nine Months of 2022

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the nine months ended September 30, 2022:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Reset Frequency	Variable Rate Index	Facility Fees
Residency at the Entrepreneur MRBs and taxable MRB	$14,000,000	April 2025	Weekly	OBFR	1.18%
Live 929 Series 2022A MRB (1)	53,092,000	September 2027	Weekly	SIFMA	1.18%
Total TOB Trust Financings	$67,092,000
(1)
The TOB Trust financing associated with the Live 929 Apartments MRB and taxable MRB was originated in January 2022 and subsequently redeemed in September 2022. The Live 929 Apartments Series 2022A MRB was securitized into a new TOB Trust financing in September 2022. The Live 929 Apartments Series 2022B taxable MRB was removed from the original TOB trust financing and was not leveraged in a debt financing facility as of September 30, 2022. The termination of the original TOB Trust financing was treated as an extinguishment for accounting purposes and the Partnership expensed approximately $508,000 of deferred financings costs.

In July 2022, the Partnership deposited the Magnolia Heights GIL and property loan into the existing TOB Trust 2021-XF2953 financing and received additional debt financing proceeds of approximately $12.6 million.

Redemptions:

The following is a summary of TOB trust financings that were redeemed and all principal and interest were paid in full during the nine months ended September 30, 2022:

Debt Financing	Debt Facility	Month	Paydown Applied
Live 929 Apartments - 2014 Series A	TOB Trust	January 2022	$31,565,000
Gateway Village	TOB Trust	May 2022	2,183,000
Lynnhaven Apartments	TOB Trust	May 2022	2,896,000
			$36,644,000

Refinancing Activity:

The Partnership executed three-month extensions of the maturity date of Barclays credit facility Trust 2021-XF2953 in January, April, July and October 2022. There were no additional changes to terms or fees associated with the extensions.

In April 2022, the Partnership extended the maturity date of TOB trust financings for Hope on Avalon and Hope on Broadway from February 2023 to August 2023. Additionally, in June 2022, the Partnership extended the maturity date of the TOB trust financings for Ocotillo Springs - Series A from July 2022 to July 2023. There were no additional changes to terms or fees associated with the extensions.

In July 2022, the Partnership extended the maturity date of TOB trust financings for Montecito at Williams Ranch - Series A, Vineyard Gardens - Series A, Avistar at Copperfield - Series A, Avistar at Wilcrest - Series A, and Avistar at Wood Hollow - Series A from July 2023 to July 2025. There were no additional changes to terms or fees associated with the extensions.

In September 2022, the Partnership made certain structural modifications to the TOB trust financings for Hope on Avalon, Hope on Broadway and Jackson Manor, but these changes did not materially impact the financial terms of the TOB trust financings. The structural modifications required cash settlement of the initial TOB trust financings and receipt of cash proceeds from the new TOB trust financings. The cash settlements and proceeds are reported on a gross basis in the cash flows from financing activities section of the consolidated statements of cash flows.

Activity in the First Nine Months of 2021

New Debt Financings:

The following is a summary of the TOB trust financings that were entered into during the nine months ended September 30, 2021:

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
(3)
The TOB Trust is a securitization of the Osprey Village GIL and property loan and the Ocotillo Springs Series A-T taxable MRB.

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2022 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2022	$1,675,596
2023	230,681,816
2024	269,559,152
2025	177,359,289
2026	3,544,863
Thereafter	282,537,017
Total	965,357,733
Unamortized deferred financing costs and debt premium	(2,742,367)
Total debt financing, net	$962,615,366

16. Mortgages Payable and Other Secured Financing

The Partnership has entered into mortgages payable and other secured financings collateralized by MF Properties. The following is a summary of the mortgages payable and other secured financing, net of deferred financing costs, as of September 30, 2022 and December 31, 2021:

Property Mortgage Payables	Outstanding Mortgage Payable as of September 30, 2022, net	Outstanding Mortgage Payable as of December 31, 2021, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$1,978,582	$2,174,453	2020	March 2025	Fixed	4.40%
The 50/50 MF Property--Mortgage	22,562,273	22,960,090	2020	April 2027	Fixed	4.35%
Vantage at San Marcos--Mortgage (1)	1,690,000	1,690,000	2020	November 2022	Variable	7.00%
Total Mortgage Payable\Weighted Average Period End Rate	$26,230,855	$26,824,543				4.52%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 5).

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2022 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2022	$1,996,021
2023	910,597
2024	948,679
2025	1,711,556
2026	641,276
Thereafter	20,023,765
Total	26,231,894
Unamortized deferred financing costs	(1,039)
Total mortgages payable and other secured financings, net	$26,230,855

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

Interest Rate Swap Agreements

During the first quarter of 2022, the Partnership entered into two interest rate swap agreements to mitigate interest rate risk associated with the variable rate TOB trust financings (Note 15). No fees were paid to Mizuho upon closing of the interest rate swaps. The following table summarizes the Partnership's interest rate swap agreements as of September 30, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value of Asset as of September 30, 2022
February 2022	55,990,000	2/9/2022	2/1/2024	1.40%	2.49%	SOFR	TOB Trusts	Mizuho Capital Markets	$2,202,723
March 2022	47,850,000	3/3/2022	3/1/2027	1.65%	2.49%	SOFR	TOB Trusts	Mizuho Capital Markets	4,268,940
									$6,471,663
(1)
See Notes 15 and 22 for additional details.

Total Return Swap Agreements

The following table summarizes the terms of the Partnership’s total return swaps as of September 30, 2022 and December 31, 2021:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid		Period End Variable Rate Received		Variable Rate Index	Counterparty	Fair Value as of September 30, 2022
September 2020	102,789,326	September 2020	Sept 2025	7.04%	(1)	12.29%	(2)	3-month LIBOR	Mizuho Capital Markets	$224,852
										$224,852
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
(3)
Variable rate equal to 3-month LIBOR + 9.00%.

The total return swap has the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 15). The notional amount of the total return swaps is $102.8 million. The rate received on the total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid on the total return swap. Under the total return swap, the Partnership is liable for any decline in the value of the Secured Notes. If the fair value of the underlying Secured Notes is less than the outstanding principal balance, the Partnership is required to post additional cash collateral equal to the amount of the deficit. Such a deficit will also be reflected in the fair value of the total return swaps.

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a current notional amount of $102.8 million requires the Partnership to maintain cash collateral equal to 35% of the notional amount. The second total return swap, which was terminated in March 2022, required the Partnership to maintain cash collateral equal to 100% of the notional amount. In March 2022, the Partnership allocated the notional amount of $63.5 million from the second total return swap to the first total return swap which resulted in an increase in unrestricted cash of approximately $41.3 million.

Interest Rate Cap Agreement

The Partnership has entered into an interest rate cap agreement to mitigate our exposure to interest rate risk associated with variable-rate debt financing facilities. The following tables summarize the Partnership’s interest rate cap agreement as of September 30, 2022 and December 31, 2021:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of September 30, 2022
August 2019	75,449,918	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$158,706
							$158,706
(1)
See Notes 15 and 22 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2021
August 2019	76,544,336	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$51,090
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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of September 30, 2022:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of September 30, 2022	Fair Value as of December 31, 2021
CCBA Senior Garden Apartments	July 2020	$-	4.50%	June 2022 (1)	$-	$495,784
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	(82,911)	468,620
		$3,900,000			$(82,911)	$964,404
(1)
The closing date is actual.

Investment Commitments

The Partnership has remaining commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership also has outstanding commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership's total and remaining commitments as of September 30, 2022:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of September 30, 2022
Mortgage Revenue Bonds
Residency at the Mayer - Series A	October 2021	April 2039	SOFR + 3.60%	$29,500,000	$4,500,000
Meadow Valley	December 2021	December 2029	6.25%	44,000,000	42,276,563
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	6.00%	26,080,000	26,080,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	16,420,000
Subtotal				116,000,000	89,276,563

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	April 2024 (3)	SOFR + 3.70%	$12,500,000	$11,500,000
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	13,000,000	12,000,000
Subtotal				25,500,000	23,500,000

Governmental Issuer Loans
Hope on Broadway	January 2021	February 2023 (3)	SIFMA + 3.75%	$12,105,623	$1,414,378
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	60,000,000	29,351,561
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	25,000,000	12,641,729
Poppy Grove I	September 2022	April 2025 (3)	6.78%	35,688,328	28,942,328
Poppy Grove II	September 2022	April 2025 (3)	6.78%	22,250,000	18,708,700
Poppy Grove III	September 2022	April 2025 (3)	6.78%	39,119,507	31,769,507
Subtotal				194,163,458	122,828,203

Taxable Governmental Issuer Loans
Hope on Avalon	January 2021	February 2023 (3)	SOFR + 3.55%	$10,573,000	$9,573,000
Poppy Grove I	September 2022	April 2025 (3)	6.78%	21,157,672	20,157,672
Poppy Grove II	September 2022	April 2025 (3)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (3)	6.78%	24,480,493	23,480,493
Subtotal				67,152,465	63,152,465

Property Loans
Oasis at Twin Lakes	July 2020	August 2023 (3)	LIBOR + 2.50%	$27,704,180	$3,685,523
Hilltop at Signal Hills	January 2021	August 2023 (3)	SOFR + 3.07%	21,197,939	2,229,605
Legacy Commons at Signal Hills	January 2021	February 2024 (3)	SOFR + 3.07%	32,233,972	4,067,067
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	25,500,000	24,500,000
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	21,351,328	20,351,328
Magnolia Heights	June 2022	July 2024 (3)	SOFR + 3.85%	10,300,000	9,300,000
Subtotal				138,287,419	64,133,523

Equity Investments
Vantage at San Marcos (4)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Subtotal				9,914,529	8,943,914

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (5)	4.85%	$3,900,000	$3,900,000
Subtotal				3,900,000	3,900,000

Total Commitments				$554,917,871	$375,734,668
(1)
The variable index interest rate components are typically subject to floors that range from 0% to 0.85%.
(2)
Upon stabilization, the MRB will convert to a fixed rate of 8.0% and become subordinate to the other senior MRBs.
(3)
The borrowers may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(4)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5). A development site has been identified for this property but construction had not commenced as of September 30, 2022.
(5)
This is the estimated closing date of the associated bond purchase commitment.

Construction Loan Guaranties

The Partnership has entered into guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guaranties if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the Partnership believes the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of September 30, 2022:

Borrower	Guaranty Maturity	Maximum Balance Available on Loan	Loan Balance as of September 30, 2022	Partnership's Maximum Exposure as of September 30, 2022	Guarantee Terms
Vantage at Stone Creek	2023	$34,222,000	$34,222,000	$17,111,000	(1)
Vantage at Coventry	2023	34,536,000	34,536,000	17,268,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $5.0 million. The Partnership was in compliance with these requirements as of September 30, 2022. The Partnership has also provided indemnification to the lender for various costs including environmental non-compliance and remediation during the term.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of September 30, 2022:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of September 30, 2022
Ohio Properties	2026	$2,661,066
Greens of Pine Glen, LP	2027	1,854,212

19. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership previously issued Series A Preferred Units via a private placement to five financial institutions. In April 2022, the Partnership issued Series A-1 Preferred Units in exchange for previously issued Series A Preferred Units. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. The Partnership had not issued any Series B Preferred Units as of September 30, 2022. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder.

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

The following table summarizes the outstanding Preferred Units as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2024 (1)
September 2016	1,000,000	10,000,000	3.00%	10.00	September 2023 (2)
December 2016	700,000	7,000,000	3.00%	10.00	December 2023 (1)
March 2017	1,000,000	10,000,000	3.00%	10.00	March 2023
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Total Series A Preferred Units	7,450,000	74,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	10.00	April 2028
Total Series A-1 Preferred Units	2,000,000	20,000,000

Redeemable Preferred Units outstanding as of September 30, 2022	9,450,000	$94,500,000
(1)
The holder did not provide a notice of its intent to redeem prior to the date 180 days before the most recent optional redemption date. Accordingly, the holder's next optional redemption date is on the next anniversary of the sale of the Series A Preferred Units.
(2)
The holder did not provide a notice of its intent to redeem prior to the date 180 days before the most recent optional redemption date. In October 2022, the holder exchanged its Series A Preferred Units for newly issued Series A-1 Preferred Units. See Note 24 below for further information regarding this exchange, which occurred after quarter end.

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

20. Restricted Unit Awards

The Partnership’s Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of September 30, 2022, there were approximately 453,000 restricted units and other awards available for future issuance. The number of BUCs with respect to which awards may be granted under the Plan, the number of BUCs subject to outstanding awards granted under the Plan, and the grant price with respect to any such awards were retroactively adjusted to account for the Reverse Unit Split on a one-for-three basis. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $580,000 and $571,000 for the three months ended September 30, 2022 and 2021, respectively. The compensation expense for RUAs totaled approximately $920,000 and $840,000 for the nine months ended September 30, 2022 and 2021, respectively. Compensation expense is reported within “General and administrative expenses” in the Partnership's condensed consolidated statements of operations.

The following table summarizes the RUA activity for the nine months ended September 30, 2022 and for the year ended December 31, 2021 (all amounts are presented giving effect to the 1-for-3 Reverse Unit Split which became effective on April 1, 2022):

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2021	44,271	$14.94
Granted	88,775	19.47
Vested	(55,523)	17.67
Unvested as of December 31, 2021	77,523	18.18
Granted	91,813	19.43
Forfeited	(902)	18.48
Unvested as of September 30, 2022	168,434	$18.86

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $1,711,000 as of September 30, 2022. The remaining compensation expense is expected to be recognized over a weighted average period of 0.8 years. The total intrinsic value of unvested RUAs was approximately $2.9 million as of September 30, 2022.

21. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership's condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Partnership administrative fees paid to AFCA 2 (1)	$1,329,000	$1,003,000	$3,809,000	$2,956,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	139,000	117,000	314,000	144,000
Referral fees paid to an affiliate (3)	-	9,750	108,000	9,750

(1)
AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its MRBs, taxable MRBs, GILs, taxable GILs, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.
(2)
The Partnership pays franchise margin taxes on revenues in Texas related to its investments in unconsolidated entities. Such taxes are paid by the Partnership as the unconsolidated entities are required by tax regulations to be included in the Partnership’s group franchise tax return. Since the Partnership is reimbursed for the franchise margin taxes paid on behalf of the unconsolidated entities, these taxes are not reported on the Partnership’s condensed consolidated statements of operations.
(3)
The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee up to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2022, unless the parties mutually agree to extend the term. The Partnership accounts for referral fees as loan origination costs that are deferred and amortized as a yield adjustment to the related investment asset.

AFCA 2 receives fees from the borrowers of the Partnership’s MRBs, taxable MRBs, GILs, taxable GILs and certain property loans for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers and the Partnership’s affiliates for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Non-Partnership property administrative fees received by AFCA 2 (1)	$9,000	$8,000	$26,000	$26,000
Investment/mortgage placement fees earned by AFCA 2 (2)	1,627,000	1,349,000	2,861,000	4,131,000
(1)
AFCA 2 received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership. These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. The disclosed amounts represent administrative fees received by AFCA 2 during the periods specified.
(2)
AFCA 2 received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase 11 of the Partnership’s GILs (Note 7), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac.

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

The Partnership reported receivables due from unconsolidated entities of approximately $311,000 and $149,000 as of September 30, 2022 and December 31, 2021, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $977,000 and

$417,000 as of September 30, 2022 and December 31, 2021, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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
•
Level 3 inputs are unobservable inputs for assets or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for the assets and liabilities measured at fair value on a recurring basis.

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2022 and December 31, 2021, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2022 and December 31, 2021 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Mortgage revenue bonds	3.2% - 21.0%	0.9% - 19.1%	5.5%	3.1%
Taxable mortgage revenue bonds	6.1% - 11.2%	4.0% - 8.1%	6.8%	5.9%
Bond purchase commitments	5.2%	3.2% - 3.3%	5.2%	3.2%

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

Assets measured at fair value on a recurring basis as of September 30, 2022 are summarized as follows:

	Fair Value Measurements as of September 30, 2022
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$675,905,519	$-	$-	$675,905,519
Mortgage revenue bonds	19,163,911	-	-	19,163,911
Taxable mortgage revenue bonds (reported within other assets)	13,528,034	-	-	13,528,034
Derivative financial instruments (reported within other assets)	6,855,221	-	6,471,662	383,559
Bond purchase commitments (reported within other liabilities)	(82,911)	-	-	(82,911)
Total Assets and Liabilities at Fair Value, net	$715,369,774	$-	$6,471,662	$708,898,112

The following tables summarize the activity related to Level 3 assets for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance July 1, 2022	$727,278,997	$8,953	$11,457,256	$398,280	$739,143,486
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,659,492	-	(4,860)	1,298,340	2,952,972
Included in other comprehensive income	(22,467,010)	(91,864)	(221,686)	-	(22,780,560)
Purchases	1,623,437	-	2,300,000	-	3,923,437
Settlements	(13,025,486)	-	(2,676)	(1,313,061)	(14,341,223)
Ending Balance September 30, 2022	$695,069,430	$(82,911)	$13,528,034	$383,559	$708,898,112
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2022	$17,345	$-	$-	$(14,509)	$2,836
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months Ended September 30, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Financial Instruments	Total
Beginning Balance January 1, 2022	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,877,774	-	(14,932)	4,497,078	6,359,920
Included in other comprehensive income	(89,766,975)	(1,047,315)	(553,379)	-	(91,367,669)
Purchases	91,567,687	-	10,675,750	-	102,243,437
Settlements	(101,258,367)	-	(7,848)	(4,456,937)	(105,723,152)
Other (2)	(860,533)	-	-	-	(860,533)
Ending Balance September 30, 2022	$695,069,430	$(82,911)	$13,528,034	$383,559	$708,898,112
Total amount of gains for the period included in earnings attributable to the change in unrealized gains relating to assets or liabilities held on September 30, 2022	$39,968	$-	$-	$107,617	$147,585
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

The following tables summarize the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2021:

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

As of September 30, 2022 and December 31, 2021, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The fair value of the GILs, taxable GIL, and construction financing property loans approximated amortized cost as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$962,615,366	$952,670,119	$820,078,714	$854,428,834
Secured lines of credit	30,942,000	30,942,000	45,714,000	45,714,000
Mortgages payable and other secured financing	26,230,855	26,231,893	26,824,543	26,825,840

23. Segments

As of September 30, 2022, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership presented a fifth reportable segment, Public Housing Capital Fund Trusts, in its quarterly and annual filings during 2021 and prior. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020 and information is not presented for this segment as it had no operations during the periods presented. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs, and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments, and the related property loans, net of loan loss allowances, are reported as such in the Partnership's condensed consolidated balance sheets. As of September 30, 2022, the Partnership reported 73 MRBs and 13 GILs in this segment. As of September 30, 2022, the multifamily residential properties securing the MRBs and GILs contain a total of 10,337 and 2,419 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) is collateralized by commercial real estate. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of an MRB and a property loan that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. The property loan was redeemed in September 2022. Seniors housing consists of a combination of the independent living, assisted living and memory care units. As of September 30, 2022, the property securing the MRB contains a total of 154 seniors housing units.

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

MF Properties Segment

The MF Properties segment consists primarily of multifamily and student housing residential properties held by the Partnership (Note 8). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. As of September 30, 2022, the Partnership owned two MF Properties containing a total of 859 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues
Affordable Multifamily MRB Investments	$18,423,127	$12,795,214	$45,443,505	$34,624,484
Seniors and Skilled Nursing MRB Investments	194,296	-	664,579	-
Market-Rate Joint Venture Investments	2,072,781	3,074,909	7,149,916	8,556,926
MF Properties	1,914,200	1,811,778	5,785,742	5,294,475
Total revenues	$22,604,404	$17,681,901	$59,043,742	$48,475,885

Interest expense
Affordable Multifamily MRB Investments	$7,530,723	$5,186,465	$17,309,510	$15,166,356
Seniors and Skilled Nursing MRB Investments	5,750	-	5,750	-
Market-Rate Joint Venture Investments	226,247	193,876	619,928	234,375
MF Properties	273,262	283,111	814,891	847,292
Total interest expense	$8,035,982	$5,663,452	$18,750,079	$16,248,023

Depreciation expense
Affordable Multifamily MRB Investments	$5,962	$5,912	$17,885	$17,534
Seniors and Skilled Nursing MRB Investments	-	-	-	-
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	682,526	675,013	2,038,627	2,031,735
Total depreciation expense	$688,488	$680,925	$2,056,512	$2,049,269

Net income (loss)
Affordable Multifamily MRB Investments	$6,375,471	$3,453,537	$16,099,041	$7,293,774
Seniors and Skilled Nursing MRB Investments	187,921	-	656,954	-
Market-Rate Joint Venture Investments	12,423,255	9,836,133	46,185,380	23,546,743
MF Properties	(470,054)	(301,286)	(554,083)	(594,599)
Net income	$18,516,593	$12,988,384	$62,387,292	$30,245,918

The following table details total assets for the Partnership’s reportable segments as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Total assets
Affordable Multifamily MRB Investments	$1,388,462,019	$1,304,626,248
Seniors and Skilled Nursing MRB Investments	(903,056)	13,533,020
Market-Rate Joint Venture Investments	107,181,273	112,052,513
MF Properties	61,772,595	66,501,994
Consolidation/eliminations	(106,425,836)	(110,804,292)
Total assets	$1,450,086,995	$1,385,909,483

24. Subsequent Events

In October 2022, the Partnership issued 1,000,000 Series A-1 Preferred Units to a financial institution in exchange for 1,000,000 outstanding Series A Preferred Units held by that institution. There were no net proceeds to the Partnership as a result of the exchange transaction. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Commission on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022.

In October 2022, the Partnership entered into three TOB Trust financing arrangements with Barclays to securitize the Poppy Grove I, Poppy Grove II and Poppy Grove III GILs. The TOB Trust financings allow for additional borrowings as the Partnership makes additional advances for the related funding commitments. The following table summarizes the initial terms of the TOB Trust financings:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Reset Frequency	SIFMA Based Rates	Facility Fees	Interest Rate
Poppy Grove I	$5,397,000	October 2023	Weekly	2.60%	1.25%	3.85%
Poppy Grove II	2,833,000	October 2023	Weekly	2.60%	1.25%	3.85%
Poppy Grove III	5,880,000	October 2023	Weekly	2.60%	1.25%	3.85%
Total TOB Trust Financing	$14,110,000

In October 2022, the Partnership deposited the Poppy Grove I, Poppy Grove II, and Poppy Grove III taxable GILs into the existing Trust 2021-XF2953 TOB trust financing and received additional debt financing proceeds of approximately $2.4 million, which were used to repay principal on the Acquisition LOC.

In October 2022, the Partnership entered into an interest rate swap agreement to mitigate interest rate risk associated with the Poppy Grove I, Poppy Grove II, and Poppy Grove III variable rate TOB trust financings. The Partnership is required to post collateral equal to 1% of the maximum notional amount of the interest rate swap. The Partnership posted collateral of approximately $1.0 million upon closing of the interest rate swap agreement. No fees were paid upon closing of the interest rate swaps. The following table summarizes the terms of the interest rate swap agreement:

Trade Date	Initial Notional Amount (1)	Effective Date	Termination Date	Fixed Rate Paid	Variable Rate Index Received	Variable Debt Financing Hedged	Counterparty
October 2022	34,436,088	4/1/2023	4/1/2025	3.92%	SOFR	TOB Trusts	Mizuho Capital Markets
(1)
The notional amount increases according to a schedule in accordance with the terms of the interest rate swap agreement up to a maximum notional amount of $99.6 million.

In October 2022, the Gateway Village and Lynnhaven Apartments MRBs were redeemed at prices equal to outstanding principal plus accrued interest.

In October 2022, the Partnership executed a $16.0 million equity commitment to fund construction of the Freestone at Greeley, 306-unit market-rate multifamily property in Greeley, CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to America First Multifamily Investors, L.P., its consolidated subsidiaries, and consolidated VIEs for all periods presented. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosure. All BUC and per BUC numbers reflect the 1-for-3 Reverse Unit Split effected on April 1, 2022 and the BUCs Distribution completed on October 31, 2022 on a retrospective basis.

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

As of September 30, 2022, we have four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. The Partnership presented a fifth reportable segment, Public Housing Capital Fund Trusts, in its quarterly and annual filings during 2021 and prior. All activity in the Public Housing Capital Fund Trusts segment ceased with the sale of the Public Housing Capital Trust Fund investments in January 2020 and information is not presented for this segment as it had no operations during the periods presented. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 23 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	Percentage of Total	2021	Percentage of Total	2022	Percentage of Total	2021	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$18,423	81.5%	$12,795	72.4%	$45,444	77.0%	$34,624	71.4%
Seniors and Skilled Nursing MRB Investments	194	0.9%	-	0.0%	665	1.1%	-	0.0%
Market-Rate Joint Venture Investments	2,073	9.2%	3,075	17.4%	7,150	12.1%	8,557	17.7%
MF Properties	1,914	8.5%	1,812	10.2%	5,786	9.8%	5,294	10.9%
Total revenues	$22,604		$17,682		$59,045		$48,475

Net income (loss)
Affordable Multifamily MRB Investments	$6,375	34.4%	$3,454	26.6%	$16,099	25.8%	$7,294	24.1%
Seniors and Skilled Nursing MRB Investments	188	1.0%	-	0.0%	657	1.1%	-	0.0%
Market-Rate Joint Venture Investments	12,423	67.1%	9,836	75.7%	46,185	74.0%	23,547	77.9%
MF Properties	(470)	-2.5%	(301)	-2.3%	(554)	-0.9%	(595)	-2.0%
Net income	$18,516		$12,989		$62,387		$30,246

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

Environmental Responsibility

Achieving environmental and sustainability goals in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific qualified allocation plan (“QAP”) as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as the use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. During 2022, properties related to our MRB investments in Residency at the Entrepreneur and our GIL investment in Magnolia Heights, Poppy Grove I, Poppy Grove II, and Poppy Grove III were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs.

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

We are committed to minimizing the overall environmental impact of our corporate operations. As only 14 employees of Greystone Manager are responsible for the Partnership’s operations, we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

Social Responsibility

Our investments in MRBs and GILs directly support the construction, rehabilitation, and stabilized operation of decent, safe, and sanitary affordable multifamily housing across the United States. As of September 30, 2022, our debt investments secured by affordable housing properties totaled $1.1 billion of principal and support a total of 12,756 rental units in 16 states. Each of the properties securing our MRB and GIL investments is required to maintain a minimum percentage of units set-aside for low-income tenants in accordance with IRC guidelines, and the owners of the properties often agree to exceed the minimum IRC requirements. The rent charged to low-income tenants at MRB or GIL properties is often restricted to a certain percentage of the tenants’ income, making them more affordable. For any newly originated MRBs or GILs associated with a low-income housing tax credit property, restrictions regarding tenant incomes and rents charged to those low-income households are required. In addition, certain borrowers related to our MRB investments are non-profit entities that provide affordable multifamily housing consistent with their charitable purposes. These properties provide valuable support to both low-income and market-rate tenants and create housing diversity in the geographic and social communities in which they are located.

Certain investments may be eligible for regulatory credit under the Community Reinvestment Act of 1977 ("CRA") to help meet the credit needs of the communities in which they exist, including low- and moderate-income (LMI) neighborhoods. See "Community Investments" in this Item 2 below for further information regarding assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA.

Corporate Governance

Greystone Manager, as the general partner of the Partnership’s general partner, is committed to corporate governance that aligns with the interests of our Unitholders and stakeholders. The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Greystone Manager Board of Managers complies with NASDAQ listing rules and SEC rules applicable to the Partnership. All the members of the Audit Committee of Greystone Manager are independent under the applicable SEC and NASDAQ independence requirements, two of whom qualify as “audit committee financial experts.” Of the seven Managers of Greystone Manager, two Managers are female.

Recent Developments

Recent Investment Activity

The following table presents information regarding the investment activity of the Partnership for the nine months ended September 30, 2022 and 2021:

Investment Activity	#	Amount (in 000's)	Retired Debt (in 000's)	Tier 2 income allocable to the General Partner (in 000's) (1)	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2022
Mortgage revenue bond advance	1	$1,623	N/A	N/A	6
Mortgage revenue bond redemption and paydown	2	11,577	$10,420	N/A	6
Governmental issuer loan acquisition and advances	7	39,820	N/A	N/A	7
Investments in unconsolidated entities	2	2,524	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,400	N/A	$-	9
Property loan acquisitions and advances	6	22,742	N/A	N/A	10
Property loan redemptions	3	27,081	N/A	N/A	10
Taxable mortgage revenue bond advance	1	2,300	N/A	N/A	12
Taxable governmental issuer loan acquisitions	3	3,000	N/A	N/A	12

For the Three Months Ended June 30, 2022
Mortgage revenue bond acquisitions and advances	3	$20,307	N/A	N/A	6
Mortgage revenue bond redemption	1	7,100	$7,100	N/A	6
Governmental issuer loan acquisition and advances	5	39,806	N/A	N/A	7
Investments in unconsolidated entities	4	7,824	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,341	N/A	$260	9
Property loan acquisitions and advances	7	23,527	N/A	N/A	10
Taxable mortgage revenue bond acquisition and advance	2	2,000	N/A	N/A	12

For the Three Months Ended March 31, 2022
Mortgage revenue bond acquisitions and advances	3	$69,365	N/A	N/A	6
Mortgage revenue bond redemptions	4	70,479	$45,109	N/A	6
Governmental issuer loan advances	6	16,882	N/A	N/A	7
Investments in unconsolidated entities	5	12,777	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	12,240	N/A	$2,646	9
Property loan advances	5	38,412	N/A	N/A	10
Property loan redemptions and principal paydowns	7	3,251	N/A	N/A	10
Taxable mortgage revenue bond acquisition and advance	2	6,325	N/A	N/A	12

For the Three Months Ended September 30, 2021
Mortgage revenue bond advances	2	$3,995	N/A	N/A	6
Mortgage revenue bond redemptions	4	32,380	$25,690	$462	6
Governmental issuer loan advances	6	35,582	N/A	N/A	7
Investments in unconsolidated entities	3	6,112	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	8,600	N/A	73	9
Property loan advances	4	14,420	N/A	N/A	10
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	12

For the Three Months Ended June 30, 2021
Mortgage revenue bond acquisition and advance	2	$6,880	N/A	N/A	6
Governmental issuer loan advances	5	26,474	N/A	N/A	7
Land acquisition for future development	1	1,054	N/A	N/A	8
Investments in unconsolidated entities	2	11,641	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,736	N/A	$1,366	9
Property loan advances	2	1,859	N/A	N/A	10

For the Three Months Ended March 31, 2021
Mortgage revenue bond advance	1	$2,072	N/A	N/A	6
Mortgage revenue bond redemptions	2	7,385	N/A	N/A	6
Governmental issuer loan advances	6	39,068	N/A	N/A	7
Investment in unconsolidated entity	1	1,426	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,425	N/A	$702	9
Property loan advances	3	3,000	N/A	N/A	10
Taxable governmental issuer loan advance	1	1,000	N/A	N/A	12
(1)
See “Cash Available for Distribution” in this Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the nine months ended September 30, 2022 and 2021, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000's)	Secured	Notes to the Partnership's condensed consolidated financial statements
For the Three Months Ended September 30, 2022
Net repayment on Acquisition LOC	4	$8,512	Yes	14
Proceeds from TOB trust financings with Mizuho	4	24,930	Yes	15
Proceeds from TOB trust financing with Barclays	1	20,215	Yes	15

For the Three Months Ended June 30, 2022
Net borrowing on Acquisition LOC	5	$9,255	Yes	14
Proceeds from TOB trust financings with Mizuho	7	51,045	Yes	15
Proceeds from TOB trust financing with Barclays	1	11,875	Yes	15
Repayment of TOB Financings with Mizuho	2	5,079	Yes	15
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	20,000	N/A	19

For the Three Months Ended March 31, 2022
Net repayment on Acquisition LOC	1	$15,515	Yes	14
Proceeds from TOB trust financings with Mizuho	8	108,530	Yes	15
Proceeds from TOB trust financing with Barclays	1	800	Yes	15
Unrestricted cash from total return swap	1	41,275	Yes	17
Interest rate swaps purchased	2	-	N/A	17

For the Three Months Ended September 30, 2021
Proceeds from TOB financings with Mizuho	7	$46,223	Yes	15
Proceeds on issuance of BUCs, net of issuance costs	1	31,243	N/A	N/A

For the Three Months Ended June 30, 2021
Net borrowing on secured LOC	1	$6,500	Yes	14
Proceeds from TOB financings with Mizuho	5	30,983	Yes	15
Termination of unsecured operating LOC	1	-	No	N/A

For the Three Months Ended March 31, 2021
Net repayment on unsecured LOCs	5	$7,475	No	N/A
Proceeds from TOB trust financings with Mizuho	5	39,594	Yes	15

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

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$18,423	$12,795	$5,628	44.0%	$45,444	$34,624	$10,820	31.3%
Interest expense	7,531	5,186	2,345	45.2%	17,310	15,166	2,144	14.1%
Segment net income	6,375	3,454	2,921	84.6%	16,099	7,294	8,805	120.7%

Comparison of the three months ended September 30, 2022 and 2021

Total revenues increased for the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to:

•
An increase of approximately $1.7 million in other interest income for payments received on redemption of the Cross Creek property loans that were previously in nonaccrual status;
•
An increase of approximately $1.5 million in interest income due to discount accretion on the Cross Creek MRB upon redemption at par in September 2022;
•
An increase of approximately $1.9 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $1.4 million of other interest income due to additional property loan, taxable MRB and taxable GIL investments and higher average interest rates;
•
An increase of approximately $473,000 of other interest income due to increasing interest earned on cash balances;
•
An increase of approximately $1.7 million in interest income from recent MRB acquisitions, offset by a decrease of approximately $1.1 million in interest income from MRB investments due to redemptions and principal paydowns; and
•
A decrease of approximately $1.8 million in contingent interest income recognized in July 2021 upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs.

Interest expense increased for the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to:

•
An increase of approximately $3.5 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $1.0 million due to an increase in the average outstanding principal of approximately $231.4 million;
•
An increase of approximately $608,000 in amortization of deferred financing costs including approximately $510,000 of unamortized deferred financing costs that were recognized as interest expense upon the collapse of a TOB in September 2022; and
•
A decrease of approximately $2.8 million due to an increase in the fair market value of interest rate derivative instruments attributable to rising market interest rates.

Segment net income increased for the three months ended September 30, 2022 as compared to the same period in 2021 due to:

•
The changes in total revenue and total interest expense detailed in the tables below; and
•
An increase in general and administrative expenses due to an increase of approximately $326,000 in administration fees paid to AFCA2 due to greater assets under management.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended September 30, 2022 and 2021. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended September 30,
	2022				2021
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$688,308	$11,350	6.6%	(1)	$646,288	$9,297	5.8%
Governmental issuer loans	256,984	3,134	4.9%		147,950	1,248	3.4%
Property loans	122,755	3,218	10.5%	(2)	24,672	302	4.9%
Other investments	14,710	218	5.9%		3,450	69	8.0%
Total interest-earning assets	$1,082,757	$17,920	6.6%		$822,360	$10,916	5.3%
Contingent interest income		-				1,849
Non-investment income		503				30
Total revenues		$18,423				$12,795

Interest-bearing liabilities:
Lines of credit	$22,759	$249	4.4%		$-	$19	N/A
Fixed TEBS financing	256,981	2,539	4.0%		286,371	2,776	3.9%
Variable TEBS financing	76,139	561	2.9%		77,498	266	1.4%
Variable Secured Notes (3)	102,838	1,685	6.6%		103,216	594	2.3%
Fixed Term TOB financing	12,883	64	2.0%		12,979	64	2.0%
Variable TOB financing	508,637	4,317	3.4%		268,799	1,198	1.8%
Amortization of deferred finance costs	N/A	868	N/A		N/A	260	N/A
Derivative fair value adjustments	N/A	(2,752)	N/A		N/A	9	N/A
Total interest-bearing liabilities	$980,237	$7,531	3.1%		$748,863	$5,186	2.8%
Net interest income/spread (4)		$10,389	3.8%			$5,730	2.8%

(1)
Interest income includes $1.5 million of discount accretion on the Cross Creek MRB upon redemption at par in the third quarter of 2022. Excluding this item, the average interest rate was 5.7%.
(2)
Interest income includes $1.7 million for payments received in the third quarter on Cross Creek property loans that were previously in nonaccrual status. Excluding this item, the average interest rate was 4.9%.
(3)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.
(4)
Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended September 30, 2022 and 2021, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended September 30, 2022 vs. 2021
	Total Change		Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$2,053		$604	$1,449	(1)
Governmental issuer loans	1,886		920	966
Property loans	2,916		1,201	1,715	(2)
Other investments	149		225	(76)
Total interest-earning assets	$7,004		$2,950	$4,054

Interest-bearing liabilities:
Lines of credit	$230		230	-
Fixed TEBS financing	(237)		(285)	48
Variable TEBS financing	295		(5)	300
Variable Secured Notes (3)	1,091		(2)	1,093
Fixed Term TOB financing	-		-	-
Variable TOB financing	3,119		1,069	2,050
Amortization of deferred finance costs	608	(4)	N/A	608
Derivative fair value adjustments	(2,761)		N/A	(2,761)
Total interest-bearing liabilities	$2,345		$1,007	$1,338
Net interest income	$4,659		$1,943	$2,716
(1)
The average change attributable to rate includes $1.5 million of discount accretion on the Cross Creek MRB upon redemption at par in the third quarter of 2022.
(2)
The average change attributable to rate includes $1.7 million for payments received on the Cross Creek property loans that were previously in nonaccrual.
(3)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.
(4)
Due to approximately $510,000 of unamortized deferred financing costs that were recognized as interest expense upon the collapse of a TOB in September 2022
.

Comparison of the nine months ended September 30, 2022 and 2021

Total revenues increased for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to:

•
An increase of approximately $3.3 million in other interest income for payments received on redemption of the Ohio Properties, Live 929 Apartments, and Cross Creek property loans in 2022 that were previously in nonaccrual status;
•
An increase of approximately $1.5 million in interest income due to discount accretion on the Cross Creek MRB upon redemption at par in September 2022;
•
An increase of approximately $3.9 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $2.9 million in other interest income due to additional property loan, taxable MRB and taxable GIL investments and higher average interest rates;
•
An increase of approximately $565,000 of other interest income due to increasing interest earned on cash balances;
•
An increase of approximately $4.3 million in interest income from recent MRB acquisitions, offset by a decrease of approximately $3.7 million in interest income from MRB investments due to redemptions and principal paydowns; and
•
A decrease of approximately $1.8 million in contingent interest income recognized in July 2021 upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs.

Interest expense increased for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to:

•
An increase of approximately $2.6 million due to an increase in the average outstanding principal of approximately $206.8 million;
•
An increase of approximately $5.2 million due to higher average interest rates on variable-rate and fixed-rate debt financing;

•
An increase of approximately $891,000 in amortization of deferred financing costs including approximately $510,000 of unamortized deferred financing costs that were recognized as interest expense upon the collapse of a TOB in September 2022; and
•
A decrease of approximately $6.5 million due to an increase in the fair market value of interest rate derivative instruments attributable to rising market interest rates.

Segment net income increased for the nine months ended September 30, 2022 as compared to the same period in 2021 due to:

•
The changes in total revenue and total interest expense detailed in the tables below;
•
A decrease in the provision for credit loss of approximately $900,000 related to the Provision Center 2014-1 MRB in 2021;
•
A decrease in the provision for loan loss of approximately $330,000 related to the Live 929 Apartments property loan in 2021; and
•
An increase in general and administrative expenses related to increases of approximately $853,000 in administration fees paid to AFCA2 due to greater assets under management, approximately $108,000 related to increased insurance premiums, and approximately $94,000 related to increased travel expenses.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the nine months ended September 30, 2022 and 2021. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Nine Months Ended September 30,
	2022				2021
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$689,745	$30,813	6.0%	(1)	$659,006	$28,788	5.8%
Governmental issuer loans	223,362	6,820	4.1%		118,217	2,961	3.3%
Property loans	99,306	6,679	9.0%	(2)	19,321	768	5.3%
Other investments	11,682	488	5.6%		2,704	180	8.9%
Total interest-earning assets	$1,024,095	$44,800	5.8%		$799,248	$32,697	5.5%
Contingent interest income		-				1,849
Non-investment income		644				78
Total revenues		$45,444				$34,624

Interest-bearing liabilities:
Lines of credit	$22,804	$687	4.0%		$4,447	$121	3.6%
Fixed TEBS financing	266,428	7,855	3.9%		287,188	8,349	3.9%
Variable TEBS financing	76,470	1,269	2.2%		77,809	826	1.4%
Variable Secured Notes (3)	102,934	3,675	4.8%		103,306	1,765	2.3%
Fixed Term TOB financing	12,907	192	2.0%		13,002	294	3.0%
Variable TOB financing	453,630	8,546	2.5%		242,637	3,110	1.7%
Amortization of deferred finance costs	N/A	1,581	N/A		N/A	690	N/A
Derivative fair value adjustments	N/A	(6,495)	N/A		N/A	11	N/A
Total interest-bearing liabilities	$935,173	$17,310	2.5%		$728,389	$15,166	2.8%
Net interest income/spread (4)		$27,490	3.6%			$17,531	2.9%
(1)
Interest income includes $1.5 million due to discount accretion on the Cross Creek MRB upon redemption at par in the third quarter of 2022. Excluding this item, the average interest rate was 5.7%.
(2)
Interest income includes $1.8 million and $1.7 million for payments received on property loans that were previously in nonaccrual status in the first and third quarters of 2022, respectively. Excluding these items, the average interest rate was 4.3%.
(3)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.
(4)
Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing assets. Net interest spread equals annualized net interest income divided by the average interest-bearing assets during the period.

The following table summarizes the changes in interest income and interest expense for the nine months ended September 30, 2022 and 2021, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Nine Months Ended September 30, 2022 vs. 2021
	Total Change		Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$2,025		$1,343	$682	(1)
Governmental issuer loans	3,859		2,634	1,225
Property loans	5,911		3,179	2,732	(2)
Other investments	308		598	(290)
Total interest-earning assets	$12,103		$7,754	$4,349

Interest-bearing liabilities:
Lines of credit	$566		$499	$67
Fixed TEBS financing	(494)		(604)	110
Variable TEBS financing	443		(14)	457
Variable Secured Notes (3)	1,910		(6)	1,916
Fixed Term TOB trust financing	(102)		(2)	(100)
Variable TOB financing	5,436		2,704	2,732
Amortization of deferred finance costs	891	(4)	N/A	891
Derivative fair value adjustments	(6,506)		N/A	(6,506)
Total interest-bearing liabilities	$2,144		$2,577	$(433)
Net interest income	$9,959		$5,177	$4,782
(1)
The average change attributable to rate includes $1.5 million of discount accretion on the Cross Creek MRB upon redemption at par in the third quarter of 2022.
(2)
The average change attributable to rate includes $1.8 million and $1.7 million for payments received on property loans that were previously in nonaccrual status in the first and third quarters of 2022, respectively. This amount has been offset by lower average interest rates on additional property loan investments made after September 30, 2021.
(3)
Interest expense is reported net of income/loss on the Partnership’s two total return swap agreements.
(4)
Due to approximately $510,000 of unamortized deferred financing costs that were recognized as interest expense upon the collapse of a TOB in September 2022
.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of September 30, 2022. We continue to regularly discuss operations and the impacts of COVID-19 with property owners and property management service providers of multifamily properties securing our MRBs. We have noted in conversations with certain property managers that rent payment relief programs are still being utilized by some of the tenant population. We did observe slight declines in occupancy and operating results at our multifamily properties securing MRBs due to COVID-19. However, operating results, plus the availability of reserves, have allowed all properties to be current on contractual debt service payments. If property operating results significantly decline in the future, we may choose to provide support to the properties through supplemental property loans to prevent defaults on the related MRBs.

Our sole student housing property securing an MRB, Live 929 Apartments, was 89% occupied as of September 30, 2022, which is lower than the average occupancy of 95% during the school term from September 2021 through May 2022. However, the borrower has leased units at higher rental rates for the 2022-2023 academic year such that overall revenues are expected to increase. In January 2022, the borrower completed a restructuring of all senior debt secured by the property and the borrower was current on all contractual MRB principal and interest payments as of September 30, 2022.

The proton therapy center securing the Provision Center 2014-1 MRB was successfully sold out of bankruptcy in July 2022 and a liquidation plan is being developed by the debtor and the bankruptcy court. Once a final accounting of bankruptcy proceeds is complete, we will receive our share of net proceeds. We own approximately 9.2% of the outstanding senior MRBs, and our reported net carrying value of the MRB, inclusive of accrued interest, was $4.6 million for GAAP purposes as of September 30, 2022, and is our estimate of the proceeds we will ultimately receive upon liquidation of the bankruptcy and bond trust estate.

Construction and rehabilitation activities continue at properties securing our GILs and related property loans. Four properties of the 13 properties had commenced leasing operations as of September 30, 2022. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor or incurred material construction cost overruns. As many of our GIL investments and certain MRB investments have variable interest rates, we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction cost contingencies balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases may cause actual interest costs during construction to exceed such reserves. However, we believe such project budgets have sufficient other reserves and contingencies to cover any such potential shortfalls. In addition, such projects have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of the independent living, assisted living and memory care units.

As of September 30, 2022, we owned one MRB with aggregate outstanding principal of $1.7 million, with an outstanding commitment to provide additional funding of $42.3 million on a draw-down basis during construction. This MRB was issued to finance the construction and stabilization of a combined independent living, assisted living and memory care property in Traverse City, MI, with 154 total units. Furthermore, in 2021 we funded a property loan secured by a skilled nursing facility in Houston, TX, which was redeemed in September 2022.

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$194	$-	$194	N/A	$665	$-	$665	N/A
Interest expense	6	-	6	N/A	6	-	6	N/A
Segment net income	188	-	188	N/A	657	-	657	N/A

Operations in this segment began in December 2021. The Meadow Valley property securing our MRB is currently drawing on our investment commitment to fund construction costs.

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

An affiliate of our joint venture partner provides a guaranty of our preferred returns on our equity investments through a date approximately five years after commencement of construction. We account for our joint venture equity investments using the equity method and recognize our preferred returns during the hold period. Upon the sale of a property, net proceeds will be distributed according to the entity operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized in net income upon receipt. Historically, the majority of our income from our joint venture equity investments is recognized at the time of sale. As a result, we may experience significant income recognition in those quarters when a property is sold and our equity investment is redeemed.

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$2,073	$3,075	$(1,002)	-32.6%	$7,150	$8,557	$(1,407)	-16.4%
Interest expense	226	194	32	16.5%	620	234	386	165.0%
Gain on sale of investments in unconsolidated entities	10,581	6,955	3,626	52.1%	39,664	15,227	24,437	160.5%
Segment net income	12,423	9,836	2,587	26.3%	46,185	23,547	22,638	96.1%

Comparison of the three months ended September 30, 2022 and 2021

The decrease in total revenues for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the following:

•
A decrease of approximately $1.4 million of investment income due to the sale of Vantage at Bulverde in August 2021;
•
A decrease of approximately $425,000 of investment income from Vantage at Murfreesboro that was sold in March 2022;
•
A decrease of approximately $212,000 of investment income from Vantage at Westover Hills that was sold in May 2022; and
•
An increase of approximately $1.0 million in investment income from equity contributed to investments in unconsolidated entities during 2021 and 2022.

Interest expense for the three months ended September 30, 2022 is related to our General LOC that is primarily secured by our investments in unconsolidated entities.

The gain on sale of investments in unconsolidated entities for the three months ended September 30, 2022 is related to the sale of the Vantage at O'Connor property in July 2022 for a gain of approximately $10.6 million. The gain on sale of investments in unconsolidated entities for the three months ended September 30, 2021 related to the sale of the Vantage at Bulverde in August 2021 for a gain of approximately $7.0 million.

The change in segment net income for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Comparison of the nine months ended September 30, 2022 and 2021

The decrease in total revenues for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the following:

•
A decrease of approximately $2.4 million of investment income due to the sale of Vantage at Powdersville in May 2021;
•
A decrease of approximately $1.4 million of investment income due to the sale of Vantage at Bulverde in August 2021;
•
A decrease of approximately $862,000 of investment income due to the sale of Vantage at Germantown in March 2021;
•
An increase of approximately $378,000 of investment income from Vantage at Murfreesboro that was sold in March 2022; and
•
An increase of approximately $2.8 million in investment income from equity contributed to investments in unconsolidated entities during 2021 and 2022.

Interest expense for the nine months ended September 30, 2022 is related to our General LOC that is primarily secured by our investments in unconsolidated entities.

The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2022 was due to the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million;
•
The sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million; and
•
The sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million.

The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2021 was due to the following:

•
The sale of Vantage at Germantown in March 2021 for approximately $2.8 million
•
The sale of Vantage at Powdersville in May 2021 for approximately $5.5 million; and
•
The sale of Vantage at Bulverde in August 2021 for approximately $7.0 million.

The change in segment net income for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Operational Matters

We have noted no material construction cost overruns to date, despite generally volatile market prices for construction materials, particularly lumber and commodities. In addition, we have noted no material issues in securing materials and labor needed to construct the properties underlying our investments in unconsolidated entities, despite general supply chain constraints noted in the current business environment. As of September 30, 2022, three investments have stabilized occupancy of 90% or above. Vantage at Tomball and Vantage at Helotes have completed construction, are in the initial leasing phase, and are 67% and 40% occupied as of September 30, 2022, respectively.

We continue to look for other opportunities to deploy capital in this segment. We are evaluating opportunities to expand beyond our traditional multifamily investment footprint in Texas. We are seeking other experienced joint venture partners for potential expansion into other markets, or other asset classes, in order to achieve more scale in this segment. In October 2022, we executed a $16.0 million commitment to fund the construction of Freestone at Greeley, a 306-unit market-rate multifamily property in Greeley, CO. This is our first investment with the Freestone development group as managing member. The key principals of the Freestone development group were formerly affiliated with the Vantage development group and were closely involved in our 20 Vantage Joint Venture Equity Investments to date. The Freestone and Vantage development groups will work collaboratively together to bring the Partnership’s 10 remaining Vantage branded Joint Venture Equity Investments to completion and ultimate sale. The remaining key principals of the Vantage development group may present future Joint Venture Equity Investment opportunities to the Partnership, as may the Freestone development group.

MF Properties Segment

As of September 30, 2022 and 2021, the Partnership owned the Suites on Paseo and the 50/50 MF Properties containing a total of 859 rental units that serve primarily university students.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
MF Properties
Total revenues	$1,914	$1,812	$102	5.6%	$5,786	$5,294	$492	9.3%
Interest expense	273	283	(10)	-3.5%	815	847	(32)	-3.8%
Segment net loss	(470)	(301)	(169)	-56.1%	(554)	(595)	41	6.9%

Comparison of the three months ended September 30, 2022 and 2021

The increase in total revenues for the three months ended September 30, 2022 as compared to the same period in 2021 is due primarily to higher occupancy.

The decrease in interest expense is due to a decrease in the average outstanding principal.

The increase in segment net loss for the three months ended September 30, 2022 as compared to the same period in 2021 was due to the changes in total revenue and interest expense described above and an increase of approximately $280,000 in general real estate operating expenses and increasing variable costs as a result of higher occupancy, such as utilities and repairs & maintenance.

Comparison of the nine months ended September 30, 2022 and 2021

The increase in total revenues for the nine months ended September 30, 2022 as compared to the same period in 2021 is due primarily to higher occupancy at the Suites on Paseo MF Property as on-campus enrollment recovers from declines caused by the COVID-19 pandemic.

The decrease in interest expense is due to a decrease in the average outstanding principal.

The improvement in segment net loss for the nine months ended September 30, 2022 as compared to the same period in 2021 was due to the changes in total revenue and interest expense described above and an increase of approximately $556,000 in general operating expenses at the MF properties and increasing variable costs as a result of higher occupancy, such as utilities and repairs & maintenance.

Operational Matters

Both MF Properties have generated sufficient operating cash flows to meet all operational and mortgage payment obligations through September 30, 2022. Both properties are adjacent to universities and are above average occupancy as compared to periods prior to COVID-19. The 50/50 MF Property, which is adjacent to the University of Nebraska-Lincoln, was 97% occupied as of September 30, 2022. The Suites on Paseo MF Property, which is adjacent to San Diego State University, was 98% occupied as of September 30, 2022.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment classes. The narrative discussion that follows provides a brief operating analysis of each investment class as of and for the nine months ended September 30, 2022 and 2021.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of September 30, 2022. Debt service on our MRBs for the non-consolidated stabilized properties was current as of September 30, 2022. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2022	2022	2021	2022	2021
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments (4)	CA	45	98%	n/a	96%	n/a
Courtyard	CA	108	99%	100%	96%	92%
Glenview Apartments	CA	88	94%	95%	89%	96%
Harden Ranch	CA	100	96%	95%	96%	97%
Harmony Court Bakersfield	CA	96	98%	97%	91%	90%
Harmony Terrace	CA	136	96%	99%	132%	117%
Las Palmas II	CA	81	100%	100%	98%	98%
Lutheran Gardens (4)	CA	76	92%	n/a	90%	n/a
Montclair Apartments	CA	80	98%	99%	94%	95%
Montecito at Williams Ranch Apartments	CA	132	98%	98%	105%	104%
Montevista	CA	82	94%	94%	95%	108%
San Vicente	CA	50	100%	100%	89%	94%
Santa Fe Apartments	CA	89	94%	100%	91%	94%
Seasons at Simi Valley	CA	69	99%	97%	118%	109%
Seasons Lakewood	CA	85	99%	98%	99%	98%
Seasons San Juan Capistrano	CA	112	97%	97%	100%	96%
Solano Vista	CA	96	98%	97%	87%	100%
Summerhill	CA	128	98%	98%	91%	90%
Sycamore Walk	CA	112	98%	99%	88%	89%
The Village at Madera	CA	75	96%	100%	99%	101%
Tyler Park Townhomes	CA	88	99%	100%	97%	97%
Vineyard Gardens	CA	62	100%	98%	100%	96%
Westside Village Market	CA	81	99%	98%	89%	93%
Brookstone	IL	168	99%	96%	100%	96%
Copper Gate Apartments	IN	129	98%	98%	101%	93%
Renaissance	LA	208	94%	93%	91%	90%
Live 929 Apartments	MD	575	89%	95%	75%	72%
Gateway Village (5)	NC	64	n/a	n/a	n/a	n/a
Greens Property	NC	168	99%	99%	80%	92%
Lynnhaven Apartments (5)	NC	75	n/a	n/a	n/a	n/a
Silver Moon (6)	NM	151	98%	94%	96%	93%
Village at Avalon (6)	NM	240	95%	98%	96%	97%
Columbia Gardens	SC	188	88%	89%	98%	99%
Companion at Thornhill Apartments	SC	179	99%	99%	83%	89%
The Palms at Premier Park Apartments	SC	240	98%	97%	88%	93%
Village at River's Edge (7)	SC	124	90%	98%	94%	101%
Willow Run	SC	200	90%	92%	100%	99%
Arbors at Hickory Ridge (8)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	98%	98%	85%	83%
Avistar at the Crest	TX	200	98%	98%	84%	77%
Avistar at the Oaks	TX	156	98%	96%	89%	88%
Avistar at the Parkway	TX	236	94%	97%	83%	84%
Avistar at Wilcrest	TX	88	92%	83%	78%	72%
Avistar at Wood Hollow	TX	409	97%	95%	87%	85%
Avistar in 09	TX	133	100%	99%	93%	89%
Avistar on the Boulevard	TX	344	97%	96%	84%	81%
Avistar on the Hills	TX	129	96%	97%	85%	86%
Bruton Apartments	TX	264	91%	85%	62%	71%
Concord at Gulfgate	TX	288	94%	95%	86%	81%
Concord at Little York	TX	276	88%	93%	76%	81%
Concord at Williamcrest	TX	288	94%	96%	83%	87%
Crossing at 1415	TX	112	97%	99%	87%	87%
Decatur Angle	TX	302	92%	84%	67%	73%
Esperanza at Palo Alto	TX	322	85%	93%	76%	87%
Heights at 515	TX	96	97%	95%	89%	89%
Heritage Square	TX	204	98%	98%	83%	76%
Oaks at Georgetown	TX	192	92%	97%	92%	93%
Runnymede	TX	252	100%	98%	96%	95%
Southpark	TX	192	98%	98%	90%	95%
15 West Apartments (6)	WA	120	99%	99%	98%	99%
		9,923	95%	96%	87%	88%
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
(5)
The MRB was redeemed at par in October 2022 and as such, the Partnership will not report property occupancy information.
(6)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of June 30, 2022.
(7)
The physical occupancy is based on the latest available financial information, which is as of June 30, 2022. Economic occupancy is as of September 30, 2022.
(8)
The MRB is defeased and as such, the Partnership will not report property occupancy information.

Physical occupancy as of September 30, 2022 is consistent with the same period in 2021. Economic occupancy for the nine months ended September 30, 2022 decreased slightly from the same period in 2021. The Decatur Angle and Bruton Apartments properties experienced significant declines due to higher than historical bad debt reserve write-offs, though physical occupancy is improving. The Gateway Village and Lynnhaven Apartments properties experienced significant declines as part of a transition to new property management and higher than historical bad debt expenses. The MRBs associated with the Gateway Village and Lynnhaven Apartments properties were redeemed in October 2022. These declines were offset with improving economic occupancy at other properties recovering from the effects of the COVID-19 pandemic.

Non-Consolidated Properties - Not Stabilized

The owners of the following Residential Properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of September 30, 2022, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of September 30, 2022, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2022	2022	2021	2022	2021
MRB Multifamily Properties-Non Stabilized (3)
Ocotillo Springs (5)	CA	75	99%	n/a	88%	n/a
Residency at the Entrepreneur (4)	CA	200	n/a	n/a	n/a	n/a
Residency at the Mayer (4)	CA	79	n/a	n/a	n/a	n/a
Jackson Manor Apartments (5)	MS	60	100%	n/a	96%	n/a
		414

GIL Multifamily Properties-Non Stabilized (3)
Hope on Avalon (4)	CA	88	n/a	n/a	n/a	n/a
Hope on Broadway (4)	CA	49	n/a	n/a	n/a	n/a
Centennial Crossings (5)	CO	209	80%	n/a	48%	n/a
Poppy Grove I (4)	CA	147	n/a	n/a	n/a	n/a
Poppy Grove II (4)	CA	82	n/a	n/a	n/a	n/a
Poppy Grove III (4)	CA	158	n/a	n/a	n/a	n/a
Osprey Village (4)	FL	383	n/a	n/a	n/a	n/a
Magnolia Heights (5)	GA	200	56%	n/a	56%	n/a
Willow Place Apartments (4)	GA	182	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (5)	MN	228	100%	n/a	71%	n/a
Legacy Commons at Signal Hills (5)	MN	247	4%	n/a	0%	n/a
Hilltop at Signal Hills (5)	MN	146	79%	n/a	35%	n/a
Scharbauer Flats Apartments (5)	TX	300	8%	n/a	2%	n/a
		2,419

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	154	n/a	n/a	n/a	n/a

Grand total		2,987
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
(4)
Physical and economic occupancy information is not available for the nine months ended September 30, 2022 and 2021 as the property is under construction or rehabilitation.
(5)
Physical and economic occupancy information is not available for the nine months ended September 30, 2021 as the related investment was under construction or rehabilitation.

As of September 30, 2022, all non-stabilized properties except for Ocotillo Springs, Jackson Manor, Centennial Crossings, Magnolia Heights, Oasis at Twin Lakes, Legacy Commons at Signal Hills, Hilltop at Signal Hills, and Scharbauer Flats Apartments were under construction and have no operating metrics to report. Jackson Manor and Magnolia Heights have commenced a tenant-in-place rehabilitation. Ocotillo Springs, Centennial Crossings, Oasis at Twin Lakes, Legacy Commons at Signal Hills, Hilltop at Signal Hills and Scharbauer Flats Apartments have substantially completed construction and are in lease-up.

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

				Physical Occupancy (1) as of September 30,
Property Name	State	Construction Completion Date	Planned Number of Units	2022	2021	Revenue for the Three Months Ended September 30, 2022 (2)	Sale Date	Per-unit Sale Price
Sold Properties
Vantage at Germantown	TN	March 2020	n/a	n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a	n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a	n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a	n/a	98%	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a	n/a	100%	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a	n/a	99%	n/a	July 2022	201,000

Operating Properties
Vantage at Stone Creek	NE	April 2020	294	97%	89%	$1,246,508	n/a	n/a
Vantage at Coventry	NE	February 2021	294	96%	96%	1,200,046	n/a	n/a
Vantage at Conroe	TX	January 2021	288	91%	85%	1,069,379	n/a	n/a
Vantage at Tomball	TX	April 2022	288	67%	n/a	768,084	n/a	n/a

Properties Under Construction
Vantage at Hutto	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Loveland	CO	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Helotes (4)	TX	n/a	288	40%	n/a	$183,867	n/a	n/a
Vantage at Fair Oaks	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288	n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (5)	TX	n/a	288	n/a	n/a	n/a	n/a	n/a

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
(4)
Information as of September 30, 2022 is provided as the property has commenced leasing operations prior to construction completion.
(5)
The property is reported as a consolidated VIE as of September 30, 2022 (see Note 5 to the Partnership’s condensed consolidated financial statements).

The Vantage properties at Hutto, Loveland, Fair Oaks and McKinney Falls are currently under construction and have yet to commence leasing activities as of September 30, 2022. Construction was completed on Vantage at Tomball during 2022 and Vantage at Helotes is nearing construction completion and both properties are leasing up in line with expectations. Vantage at San Macros remains in the planning phase. The Vantage properties at Stone Creek, Coventry and Conroe are considered stabilized as of September 30, 2022.

MF Properties

As of September 30, 2022, we owned two MF Properties. The Partnership reports the assets, liabilities, and results of operations of these properties on a consolidated basis. The 50/50 MF property is encumbered by mortgage loans with an aggregate principal balance of approximately $24.5 million as of September 30, 2022. Debt service on our mortgage payables was current as of September 30, 2022.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the year ended September 30,
Property Name	State	2022	2022	2021	2022	2021
MF Properties
Suites on Paseo	CA	384	98%	97%	85%	77%
The 50/50 Property	NE	475	97%	88%	83%	83%
		859	98%	92%	84%	80%
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

The physical occupancy and economic occupancy as of and for the nine months ended September 30, 2022 increased as compared to the same period in 2021 due to strong demand and lease-up efforts for the 2022-2023 academic year.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues and Other Income:
Investment income	$16,564	$13,620	$2,944	21.6%	$44,792	$40,306	$4,486	11.1%
Property revenues	1,914	1,812	102	5.6%	5,786	5,294	492	9.3%
Contingent interest income	-	1,849	(1,849)	-100.0%	-	1,849	(1,849)	-100.0%
Other interest income	4,127	401	3,726	929.2%	8,466	1,027	7,439	724.3%
Gain on sale of investments in unconsolidated entities	10,581	6,955	3,626	52.1%	39,664	15,227	24,437	160.5%
Total Revenues and Other Income	$33,186	$24,637	$8,549	34.7%	$98,708	$63,703	$35,005	55.0%

Discussion of Total Revenues and Other Income for the Three Months Ended September 30, 2022 and 2021

Investment income. The increase in investment income for the three months ended September 30, 2022 as compared to the same period in 2021 was due to the following factors:

•
An increase of approximately $1.9 million in interest income from higher GIL investment balances and higher average interest rates;
•
A decrease of approximately $1.1 million in interest income from MRB investments due to redemptions and principal paydowns, offset by an increase of approximately $1.7 million in interest income from recent MRB acquisitions;

•
An increase of approximately $1.5 million in interest income due to discount accretion on the Cross Creek MRB upon redemption at par in September 2022; and
•
A decrease of approximately $1.0 million of investment income related to investments in unconsolidated entities. This decrease consisted of:
o
A decrease of approximately $1.4 million of investment income due to the sale of Vantage at Bulverde in August 2021;
o
A decrease of approximately $425,000 of investment income from Vantage at Murfreesboro that was sold in March 2022;
o
A decrease of approximately $212,000 of investment income from Vantage at Westover Hills that was sold in May 2022; and
o
An increase of approximately $1.0 million in investment income from equity contributed to investments in unconsolidated entities during 2021 and 2022.

Property revenues. The increase in total revenues for the three months ended September 30, 2022 as compared to the same period in 2021 is due to improved occupancy at the Suites on Paseo and 50/50 MF Properties,

Contingent interest income. There was no contingent interest income recognized for the three months ended September 30, 2022. Contingent interest income recognized for the three months ended September 30, 2021 was realized upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs in July 2021.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the three months ended September 30, 2022 as compared to the same period in 2021 was due to the following factors:

•
An increase of approximately $1.7 million in other interest income for payments received on redemption of the Cross Creek property loans that were previously in nonaccrual status;
•
An increase of approximately $1.7 million from higher average property loan, taxable MRB and taxable GIL investment balances of $119.6 million and higher average interest rates; and
•
An increase of approximately $473,000 of other interest income due to increasing interest earned on cash balances.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the three months ended September 30, 2022 is related to the sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million. The gain on sale of investments in unconsolidated entities for the three months ended September 30, 2021 related to the sale of Vantage at Bulverde in August 2021 for a gain of approximately $7.0 million.

Discussion of Total Revenues and Other Income for the Nine Months Ended September 30, 2022 and 2021

Investment income. The increase in investment income for the nine months ended September 30, 2022 as compared to the same period in 2021 was due to the following factors:

•
An increase of approximately $3.9 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $4.3 million in interest income from higher MRB investment balances and higher average interest rates, offset by a decrease of approximately $3.7 million in interest income from MRB investments due to redemptions and principal paydowns;
•
An increase of approximately $1.5 million in interest income due to discount accretion on the Cross Creek MRB upon redemption at par in September 2022; and

•
A decrease of approximately $1.4 million of investment income related to investments in unconsolidated entities. This decrease consisted of:
o
A decrease of approximately $2.4 million of investment income due to the sale of Vantage at Powdersville in May 2021;
o
A decrease of approximately $1.4 million of investment income due to the sale of Vantage at Bulverde in August 2021;
o
A decrease of approximately $862,000 of investment income due to the sale of Vantage at Germantown in March 2021;
o
An increase of approximately $378,000 of investment income from Vantage at Murfreesboro that was sold in March 2022; and
o
An increase of approximately $2.8 million in investment income from equity contributed to investments in unconsolidated entities during 2021 and 2022.

Property revenues. The increase in total revenues for the nine months ended September 30, 2022 as compared to the same period in 2021 is due to improved occupancy at the Suites on Paseo and 50/50 MF Properties as on-campus enrollment recovers from declines caused by the COVID-19 pandemic.

Contingent interest income. There was no contingent interest income recognized for the nine months ended September 30, 2022. Contingent interest income recognized for the nine months ended September 30, 2021 was realized upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs in July 2021.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB and taxable GIL investments. The increase in other interest income for the nine months ended September 30, 2022 as compared to the same period in 2021 was due to the following:

•
An increase of approximately $3.3 million for payments received on redemption of the Ohio Properties, Live 929 Apartments and Cross Creek property loans in 2022 that were previously in nonaccrual status;
•
An increase of approximately $3.6 million in other interest income on approximately $98.4 million of property loan, taxable MRB, and taxable GIL advances made during the nine months ended September 30, 2022 and advances during 2021 and higher average interest rates; and
•
An increase of approximately $565,000 of other interest income due to increasing interest earned on cash balances.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2022 was due to the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million;
•
The sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million; and
•
The sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million.

The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2021 was due to the following:

•
The sale of Vantage at Germantown in March 2021 for approximately $2.8 million
•
The sale of Vantage at Powdersville in May 2021 for approximately $5.5 million; and
•
The sale of Vantage at Bulverde in August 2021 for approximately $7.0 million.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$1,521	$1,240	$281	22.7%	$3,564	$3,008	$556	18.5%
Provision for credit loss	-	-	-	-100.0%	-	900	(900)	-100.0%
Provision for loan loss	-	-	-	-100.0%	-	330	(330)	-100.0%
Depreciation and amortization	688	681	7	1.0%	2,057	2,049	8	0.4%
Interest expense	8,036	5,663	2,373	41.9%	18,750	16,248	2,502	15.4%
General and administrative	4,505	4,145	360	8.7%	11,996	10,895	1,101	10.1%
Total Expenses	$14,750	$11,729	$3,021	25.8%	$36,367	$33,430	$2,937	8.8%

Discussion of Total Expenses for the Three Months Ended September 30, 2022 and 2021

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses increased for the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to general real estate operating expenses and increasing variable costs as a result of higher occupancy, such as utilities and repairs & maintenance.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense was relatively consistent for the three months ended September 30, 2022 as compared to the same period in 2021.

Interest expense. The increase in interest expense for the three months ended September 30, 2022 as compared to the same period in 2021 was due to the following factors:

•
An increase of approximately $1.0 million due to higher average principal outstanding of $230.7 million;
•
An increase of approximately $3.5 million due to higher average interest rates on variable-rate and fixed-rate debt financing;
•
An increase of approximately $608,000 in amortization of deferred financing costs including approximately $510,000 of unamortized deferred financing costs that were recognized as interest expense upon the collapse of a TOB in September 2022; and
•
A decrease of approximately $2.8 million due to an increase in the fair market value of interest rate derivative instruments attributable to rising market interest rates.

General and administrative expenses. The increase in general and administrative expenses for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due an increase in general and administrative expenses of approximately $326,000 in administration fees paid to AFCA2 due to greater assets under management.

Discussion of Total Expenses for the Nine Months Ended September 30, 2022 and 2021

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses increased for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to general real estate operating expenses and increasing variable costs as a result of higher occupancy, such as utilities and repairs & maintenance.

Provision for credit loss. There was no provision for credit loss recognized for the nine months ended September 30, 2022. The provision for credit loss for the nine months ended September 30, 2021 is related to the other-than-temporary impairment of the Provision Center 2014-1 MRB.

Provision for loan loss. There was no provision for loan loss recognized for the nine months ended September 30, 2022. The provision for loan loss for the nine months ended September 30, 2021 is related to an increase in the loan loss allowance for the Live 929 Apartments property loan.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense was relatively consistent for the nine months ended September 30, 2022 as compared to the same period in 2021.

Interest expense. The decrease in interest expense for the nine months ended September 30, 2022 as compared to the same period in 2021 was due to the following factors:

•
An increase of approximately $2.6 million due to higher average principal outstanding of $210.7 million;
•
An increase of approximately $5.2 million due to higher average interest rates on variable-rate and fixed-rate debt financing;
•
An increase of approximately $1.1 million in amortization of deferred financing costs including approximately $510,000 of unamortized deferred financing costs that were recognized as interest expense upon the collapse of a TOB in September 2022; and
•
A decrease of approximately $6.5 million due to an increase in the fair market value of the Partnership's interest rate derivative instruments attributable to rising market interest rates.

General and administrative expenses. The increase in general and administrative expenses for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to increases of approximately $853,000 in administration fees paid to AFCA2 due to greater assets under management, approximately $108,000 related to increased insurance premiums, and approximately $94,000 related to increased travel expenses.

Discussion of Income Tax Expense for the Three and Nine Months Ended September 30, 2022 and 2021

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns The 50/50 MF Property and certain property loans. There was minimal taxable income for the Greens Hold Co for the three and nine months ended September 30, 2022 and 2021.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and nine months ended September 30, 2022 and 2021 (all per BUC amounts are presented giving effect to the one-for-three Reverse Unit Split and the BUCs Distribution on a retroactive basis for all periods presented):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$18,516,593	$12,988,384	$62,387,292	$30,245,918
Change in fair value of derivatives	(2,871,716)	9,261	(6,579,280)	11,304
Depreciation and amortization expense	688,488	680,925	2,056,512	2,049,269
Provision for credit loss (1)	-	-	-	900,080
Provision for loan loss (2)	-	-	-	330,116
Reversal of impairment on securities (3)	(5,712,230)	-	(5,712,230)	-
Reversal of provision for loan loss (4)	(593,000)	-	(593,000)	-
Amortization of deferred financing costs	982,388	368,829	1,926,580	823,212
Restricted unit compensation expense	580,156	570,467	919,563	839,551
Deferred income taxes	(42,543)	(42,011)	(49,250)	(77,681)
Redeemable Preferred Unit distributions and accretion	(716,490)	(717,762)	(2,150,734)	(2,153,288)
Tier 2 Income allocable to the General Partner (5)	(70,200)	(534,873)	(2,905,748)	(2,603,020)
Recovery of prior credit loss (6)	(17,345)	-	(39,968)	-
Bond premium, discount and origination fee amortization, net of cash received	957,343	(17,846)	819,627	(54,552)
Total CAD	$11,701,444	$13,305,374	$50,079,364	$30,310,909

Weighted average number of BUCs outstanding, basic	22,247,781	20,426,559	22,247,336	20,423,679
Net income per BUC, basic	$0.79	$0.57	$2.56	$1.24
Total CAD per BUC, basic	$0.53	$0.65	$2.25	$1.48
Cash Distributions declared, per BUC (7)	$0.366	$0.327	$1.257	$0.921
BUCs Distribution declared, per BUC (8)	$0.20	$-	$0.20	$-
(1)
The provision for credit loss for the nine months ended September 30, 2021 relates to impairment of the Provision Center 2014-1 MRB.
(2)
The provision for loan loss for the nine months ended September 30, 2021 relates to impairment of the Live 929 Apartments property loan.
(3)
This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the Provision Center 2014-1 MRB. The property securing the MRB was sold in July 2022 with cash proceeds contributed to the bankruptcy estate. The borrower and the bankruptcy court are developing a liquidation plan for the settlement of all remaining, receivables, payable and expenses such that the Partnership’s share of the proceeds can be distributed. Substantially all the assets of the borrower were liquidated in the third quarter such that the Partnership’s loss was effectively realized.
(4)
This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the Cross Creek property loans. Such adjustments were reversed in the third quarter of 2022 upon the settlement of the outstanding balances.
(5)
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

For the nine months ended September 30, 2022, Tier 2 income allocable to the General Partner consisted of approximately $2.6 million related to the gain on sale of Vantage at Murfreesboro in March 2022, and approximately $260,000 related to the gain on sale of Vantage at Westover Hills in June 2022. For the nine months ended September 30, 2021, Tier 2 income allocable to the General Partner consisted of approximately $703,000 related to the gain on sale of Vantage at Germantown in March 2021, approximately $1.4 million related to the gain on sale of Vantage at Powdersville in May 2021, approximately $462,000 related to the redemption of Rosewood Townhomes - Series A and South Pointe Apartments - Series A MRBs in July 2021, and approximately $73,000 related to the gain on sale of Vantage at Bulverde in August 2021.

(6)
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
(7)
On September 14, 2022, the Partnership declared the BUCs Distribution payable in the form of additional BUCs at a ratio of 0.01044 BUCs for each issued and outstanding BUC as of the record date of September 30, 2022. All cash distributions per BUC amounts above have been retroactively adjusted for the BUCs Distribution.
(8)
On September 14, 2022, the Partnership declared the BUCs Distribution payable in the form of additional BUCs equal to $0.20 per BUC. The BUCs Distribution was paid at a ratio of 0.01044 BUCs for each issued and outstanding BUC as of the record date of September 30, 2022, which represents an amount per BUC based on the closing price of the BUCs on the Nasdaq Stock Market LLC on September 13, 2022. The BUCs Distribution was completed on October 31, 2022.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to COVID-19, market interest rates, and the general economic and geopolitical environment. The information below is based on the Partnership’s current expectations and projections about future events and financial trends, which could materially differ from actual results.

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments net of leverage secured by the investments, debt service (principal and interest payments) related to our debt financings, the potential exercise of redemption rights by the holders of the Series A Preferred Units, and distribution payments to Unitholders. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and MF Properties, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable; the potential exercise of redemption rights by the holders of the Series A Preferred Units; additional investments in MRBs, GILs, property loans, net of leverage secured by the investments; and additional investments in unconsolidated entities. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from investments in MRBs, GILs and property loans; and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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
•
Proceeds from obtaining additional debt; and
•
Issuances of BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests.

Unrestricted Cash on Hand

As of September 30, 2022, the Partnership had unrestricted cash on hand of approximately $103.2 million. The Partnership is required to keep a minimum of $5.0 million of unrestricted cash on hand under the terms of certain guaranty obligations. There are no other contractual restrictions of the Partnership’s ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular principal and interest payments received on our MRBs, GILs and property loans that provide consistent cash receipts throughout the year. All MRBs, GILs and property loans are current on contractual debt service payments as of September 30, 2022, except for the Provision Center 2014-1 MRB. Investment receipts, net of interest expense on related debt financings and lines of credit, are available for our general use. We also receive distributions from investments in unconsolidated entities if, and when, cash is available for distribution at the unconsolidated entities.

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

Receipt of cash from GILs and construction financing property loans is dependent on the availability of funds in the original development budgets. The current rising interest rate environment is resulting in higher interest costs for variable rate construction financing properties. We regularly monitor capitalized interest costs in comparison to capitalized interest reserves in the property’s development budget, available construction cost contingencies balances, and the funding of certain equity commitments by the owners of the underlying properties.

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

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of our equity capital contributions to unconsolidated entities, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in the Partnership’s investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which the Partnership must maintain a balance of not less than $5.0 million. We are subject to various affirmative and negative covenants that, among others, require the Partnership to maintain liquidity of not less than $5.0 million, maintain a consolidated tangible net worth of not less than $100.0 million, and to notify BankUnited, N.A. if our consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. We were in compliance with all covenants as of September 30, 2022. The balance of the General LOC was $6.5 million with the ability to draw an additional $33.5 million as of September 30, 2022. The General LOC has a maturity date of June 2023, with options to extend for up to two additional years.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a financial institution of up to $50 million. The Acquisition LOC may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs and property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that the Partnership’s senior debt will not exceed a specified percentage of the market value of the Partnership’s assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of September 30, 2022. There was an approximately $24.4 million outstanding balance on the Acquisition LOC and approximately $25.6 million was available as of September 30, 2022. The Acquisition LOC has a maturity date of June 2024, with two one-year extension options, subject to certain terms and conditions.

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

The following table summarizes the proceeds from sales of our investments in unconsolidated entities during 2022, inclusive of the return of our initial equity investments:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership
Vantage at Murfreesboro	Murfreesboro, TN	288	March 2022	$29,258,279
Vantage at Westover Hills	San Antonio, TX	288	May 2022	20,923,784
Vantage at O'Connor	San Antonio, TX	288	July 2022	19,381,976
				$69,564,039

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

In September 2022, the Cross Creek MRB and property loans were redeemed. We received approximately $771,000 of cash proceeds upon redemption of the MRB, with the remaining redemption proceeds used to pay down the outstanding principal balance of the M24 TEBS financing. We received additional proceeds of approximately $5.3 million upon redemption of the original Cross Creek property loans principal and accrued interest.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of September 30, 2022, our primary unleveraged assets were certain MRBs with outstanding principal totaling approximately $23.6 million. Of these MRBs, approximately $10.0 million is principal outstanding on the Provision Center 2014-1 MRB, for which the borrower has declared Chapter 11 bankruptcy, and which could limit our ability to obtain leverage related to this MRB.

Issuances of BUCs, Series A-1 Preferred Units or Series B Preferred Units

We may, from time to time, issue additional BUCs in the public market at prices or quantities that are consistent with our strategic goals. In December 2019, the Partnership’s Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the SEC under which the Partnership may offer up to $225.0 million of BUCs for sale from time to time. The Registration Statement will expire in December 2022, and the Partnership expects to file a new shelf registration statement with the SEC prior to the expiration of the current Registration Statement, which will allow the Partnership to issue BUCs thereunder for an additional three-year period. In July 2021, we entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of September 30, 2022, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

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

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Available to Issue as of September 30, 2022		Units Issued as of September 30, 2022
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	3,500,000	(1)	-
Series B	September 2021	September 2024	10.00	3.40%	Eighth anniversary	10,000,000	(2)	-
Total						13,500,000		-
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

Included in general and administrative expenses is operating lease expenses for our MF Properties, of which the most significant is a ground lease associated with The 50/50 MF Property. Such expenses are expected to be paid from operating cash flows. The following table summarizes our outstanding contractual lease obligations by year as of September 30, 2022:

Remainder of 2022	$35,657
2023	143,561
2024	144,706
2025	147,598
2026	150,548
Thereafter	4,219,127
Total	$4,841,197

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through either the acquisition of MRBs, GILs, property loans and equity investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of September 30, 2022:

					Projected Funding by Year (1)
Property Name	Commitment Date	Maturity Date	Total Initial Commitment	Remaining Commitment as of September 30, 2022	Remainder of 2022	2023	2024	2025	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Residency at the Mayer - Series A	October 2021	April 2039	$29,500,000	$4,500,000	$4,500,000	$-	$-	$-	SOFR + 3.60%	Variable TOB
Meadow Valley	December 2021	December 2029	44,000,000	42,276,563	3,600,000	18,500,000	20,176,563	-	6.25%	(6)
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	26,080,000	26,080,000	8,000,000	18,080,000	-	-	6.00%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	16,420,000	1,000,000	10,400,000	5,020,000	-	SOFR + 3.60% (4)	Variable TOB
Subtotal			116,000,000	89,276,563	17,100,000	46,980,000	25,196,563	-

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	April 2024 (5)	$12,500,000	$11,500,000	$11,500,000	$-	$-	$-	SOFR + 3.70%	Variable TOB
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	13,000,000	12,000,000	-	-	12,000,000	-	SOFR + 3.65%	Variable TOB
Subtotal			25,500,000	23,500,000	11,500,000	-	12,000,000	-

Governmental Issuer Loans
Hope on Broadway	January 2021	February 2023 (5)	$12,105,623	$1,414,378	$1,414,378	$-	$-	$-	SIFMA + 3.75%	Variable TOB
Osprey Village	July 2021	August 2024 (5)	60,000,000	29,351,561	6,506,629	22,844,932	-	-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	25,000,000	12,641,729	4,604,816	8,036,913	-	-	SOFR + 3.30%	Variable TOB
Poppy Grove I	September 2022	April 2025 (5)	35,688,328	28,942,328	5,600,000	23,342,328	-	-	6.78%	(6)
Poppy Grove II	September 2022	April 2025 (5)	22,250,000	18,708,700	3,910,000	13,790,000	1,008,700	-	6.78%	(6)
Poppy Grove III	September 2022	April 2025 (5)	39,119,507	31,769,507	6,300,000	24,460,000	1,009,507	-	6.78%	(6)
Subtotal			194,163,458	122,828,203	28,335,823	92,474,173	2,018,207	-

Taxable Governmental Issuer Loans
Hope on Avalon	January 2021	February 2023 (5)	$10,573,000	$9,573,000	$9,573,000	$-	$-	$-	SOFR + 3.55%	Variable TOB
Poppy Grove I	September 2022	April 2025 (5)	21,157,672	20,157,672	-	-	20,157,672	-	6.78%	(6)
Poppy Grove II	September 2022	April 2025 (5)	10,941,300	9,941,300	-	-	9,941,300	-	6.78%	(6)
Poppy Grove III	September 2022	April 2025 (5)	24,480,493	23,480,493	-	-	19,980,493	3,500,000	6.78%	(6)
Subtotal			67,152,465	63,152,465	9,573,000	-	50,079,465	3,500,000

Property Loans
Oasis at Twin Lakes	July 2020	August 2023 (5)	$27,704,180	$3,685,523	$3,685,523	$-	$-	$-	LIBOR + 2.50%	Variable TOB
Hilltop at Signal Hills	January 2021	August 2023 (5)	21,197,939	2,229,605	2,229,605	-	-	-	SOFR + 3.07%	Variable TOB
Legacy Commons at Signal Hills	January 2021	February 2024 (5)	32,233,972	4,067,067	4,067,067	-	-	-	SOFR + 3.07%	Variable TOB
Osprey Village	July 2021	August 2024 (5)	25,500,000	24,500,000	-	24,500,000	-	-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	21,351,328	20,351,328	-	20,351,328	-	-	SOFR + 3.30%	Variable TOB
Magnolia Heights	June 2022	July 2024 (5)	10,300,000	9,300,000	3,286,266	6,013,734	-	-	SOFR + 3.85%	Variable TOB
Subtotal			138,287,419	64,133,523	13,268,461	50,865,062	-	-

Equity Investments
Vantage at San Marcos (7)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	$-	$-	N/A	N/A
Subtotal			9,914,529	8,943,914	8,943,914	-	-	-

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (8)	$3,900,000	$3,900,000	$-	$-	$3,900,000	$-	4.85%	N/A
Subtotal			3,900,000	3,900,000	-	-	3,900,000	-

Total Commitments			$554,917,871	$375,734,668	$88,721,198	$190,319,235	$93,194,235	$3,500,000
(1)
Projected fundings by year are based on current estimates and the actual funding schedule may differ materially due to, but not limited to, the pace of construction, adverse weather conditions, delays in governmental approvals or permits, the availability of materials and contractors, and labor disputes.
(2)
The variable index interest rate components are typically subject to floors that range from 0% to 0.85%.
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
(6)
The initial draw on this investment was funded with available cash or proceeds from the Acquisition LOC. In October 2022, the Poppy Grove I, Poppy Grove II and Poppy Grove III GILs and property loans assets were securitized in TOB trust financing facilities that allow for additional principal proceeds as the remaining investment commitments are funded by the Partnership.
(7)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5). A development site has been identified for this property but construction had not commenced as of September 30, 2022.
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

Our debt financing arrangements include various fixed and variable debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$263,991,914	27.3%	$293,999,683	35.8%
Variable (1)	Variable (1)	376,920,000	39.0%	242,204,000	29.4%
Fixed	Variable	220,605,819	22.9%	286,567,660	34.8%
Fixed	Variable - Hedged (2)	103,840,000	10.8%	-	0.0%
Total		$965,357,733		$822,771,343
(1)
The securitized assets and related debt financings each have variable interest rates, though the variable rate indices may differ on individual transactions. As such, the Partnership is largely hedged against rising interest rates.
(2)
As of September 30, 2022, we have two interest rate swaps indexed to SOFR with notional amounts totaling $103.8 million with terms through 2024 and 2027. Though the variable rate indices may differ, these interest rate swaps have effectively synthetically fixed the interest rate of the related debt financing.

In October 2022, we deposited the fixed rate GILs and property loans for Poppy Grove I, Poppy Grove II and Poppy Grove III into variable rate TOB trust financings. To hedge our interest expense exposure, we entered into an interest rate swap agreement with a term beginning in April 2023 and ending in April 2025, which is the original stated maturity date of the GILs and property loans. The interest rate swap agreement was structured with an initial notional value of $34.4 million that increases over time up to $99.6 million to hedge our increasing net interest exposure as we fund our investment commitments during construction. These new TOB trust financings and the related interest rate swap agreement are not reflected in the table above as the transactions occurred after September 30, 2022.

We may be required to post collateral if the value of investment assets securitized in TOB trust financings, plus our net exposure on our interest rate derivatives, drops below a threshold in the aggregate. We posted collateral totaling $4.4 million during the nine months ended September 30, 2022, net of collateral returned, due to volatility in asset pricing. We were able to meet all collateral posting requirements with unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. Our Secured Notes are secured by the cash flows from the residual certificates of our TEBS financings. Interest due on the Secured Notes, net of amounts due to the Partnership on the related total return swap transactions, will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities under the Secured Notes and related documents.

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

On September 14, 2022, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.366 per BUC to unitholders of record on September 30, 2022 and payable on October 31, 2022. The Board of Managers of Greystone AF Manager also declared a supplemental distribution payable in the form of additional BUCs equal to $0.20 per BUC. All fractional BUCs resulting from the BUCs Distribution received cash for such fraction based on the market value of the BUCs on the record date.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant.

Potential Redemptions of Series A Preferred Units

Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, each holder of Series A Preferred Units has the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The next optional redemption dates for the currently outstanding Series A Preferred Units range from March 2023 through December 2023 and the holders must provide notice of the election to redeem no less than 180 days prior to such redemption dates. No Unitholders have given notice of their election to redeem Series A Preferred Units as of September 30, 2022. If the holders of the Series A Preferred Units elect to redeem, we will be required, subject to certain restrictions, to secure funds to redeem from unrestricted cash on hand, proceeds from our General LOC, additional borrowings or through additional capital raising options.

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

In April 2022 and October 2022, we issued 2,000,000 and 1,000,000 Series A-1 Preferred Units, respectively, in exchange for 2,000,000 and 1,000,000 outstanding Series A Preferred Units held by two financial institutions, respectively. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022 (as amended, the “Form S-4”). The remaining 6,450,000 of outstanding Series A Preferred Units are eligible for exchange under the registration statement on Form S-4 through July 2023.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments by the Partnership.

Cash Flows

For the nine months ended September 30, 2022, we used cash of $2.9 million, which was the net result of $19.7 million provided by operating activities, $110.4 million used in investing activities, and $87.8 million provided by financing activities.

Cash provided by operating activities totaled $19.7 million for the nine months ended September 30, 2022, as compared to $23.3 million generated for the nine months ended September 30, 2021. The change between periods was primarily due to the following factors:

•
An increase of $32.1 million in net income, offset by the $24.4 million adjustment for the gain on sale of unconsolidated entities that is considered cash from investing activities;
•
A decrease of $6.5 million related to the unrealized gain on interest rate derivatives;

•
A decrease of $1.7 million related to the amortization of bond premium, discount and origination fees;
•
A total decrease of $1.2 million in non-cash provisions for credit loss and loan loss;
•
A decrease of $5.1 million related to changes in the preferred return receivable from unconsolidated entities;
•
An increase of $1.8 million adjustment for contingent interest that is considered cash from investing activities;
•
An increase of $1.1 million related to the amortization of deferred financing costs; and
•
An increase of $878,000 of cash related to changes in the Partnership's net operating assets and liabilities.

Cash used in investing activities totaled $110.4 million for the nine months ended September 30, 2022, as compared to cash used of $64.6 million for the nine months ended September 30, 2021. The change between periods was primarily due to the following factors:

•
A decrease of $78.6 million of cash due to MRB acquisitions and draw-down funding, offset by an increase of $55.4 million of cash due to MRB paydowns and redemptions;
•
A decrease of $65.4 million of cash due to continued advances on property loans, offset by an increase of $4.6 million of cash due to less advances on GILs and increase of $30.1 million due to property loan principal payments received;
•
A decrease of $9.7 million of cash due to taxable MRB acquisitions and draw-down funding;
•
A decrease of $2.9 million of cash due to greater contributions to unconsolidated entities;
•
A decrease of $2.0 million of cash due to advances on taxable GILs;
•
An increase of $21.7 million of cash due to greater proceeds from the sale of investments in unconsolidated entities; and
•
An increase of $1.4 million of cash due the return of investments in unconsolidated entities.

Cash provided by financing activities totaled $87.8 million for the nine months ended September 30, 2022, as compared to cash provided of $93.1 million for the nine months ended September 30, 2021. The change between periods was primarily due to the following factors:

•
A decrease of $31.5 million of cash related to proceeds from the sale of BUCs in September 2021;
•
A net decrease of $21.3 million of cash due to an increase in payments on the secured lines of credit;
•
A decrease of $17.5 million of cash due to greater distributions paid;
•
A net increase of $55.5 million of cash due to proceeds from debt financing;
•
A net increase of $7.5 million of cash due to a decrease in payments on the terminated unsecured line of credit; and
•
An increase of $1.3 million of cash related to the repurchase of BUCs in May 2021.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to margin collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall maximum 75% leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of September 30, 2022, our overall Leverage Ratio was approximately 70%.

Off Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we held MRBs, GILs, taxable MRBs, a taxable GIL and certain property loans that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guaranty any obligations of these entities.

The Partnership has entered into various commitments and guaranties. For additional discussions related to commitments and guaranties, see Note 18 to the Partnership’s condensed consolidated financial statements.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of September 30, 2022:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
CCBA Senior Garden Apartments	$3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	5,000,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	460,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	3,400,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Hope on Avalon	14,390,000	2/1/2023	12225-12227 South Avalon Blvd	Los Angeles	Los Angeles	CA	90061
Hope on Broadway	10,691,245	2/1/2023	5138 South Broadway	Los Angeles	Los Angeles	CA	90037
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	1,630,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	6,720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs (2)	18,090,000	8/1/2037	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	7,746,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	4,541,300	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	8,350,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at the Entrepreneur (3)	17,500,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	26,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	265,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	5,000,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	3,623,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	632,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	75,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	85,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	3,995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	1,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Centennial Crossings Senior Apartments	57,330,000	9/1/2023	15475 East Fair Place	Centennial	Arapahoe	CO	80016
Osprey Village	31,648,439	8/1/2024	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Magnolia Heights	21,400,000	7/1/2024	10156 Magnolia Heights Circle	Covington	Newton	GA	30014
Willow Place Apartments	13,358,271	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Brookstone Apartments	7,351,468	5/1/2040	4200 Hickory Hills Drive	Waukegan	Lake	IL	60087
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Hilltop at Signal Hills	43,418,334	8/1/2023	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Legacy Commons at Signal Hills	62,786,905	2/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Oasis at Twin Lakes	58,018,657	8/1/2023	2705,2725, & 2745 Herschel St. N	Roseville	Ramsey	MN	55113
Jackson Manor Apartments (5)	6,900,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Greens of Pine Glen	10,315,000	10/1/2047	6201 Pine Glen Trail	Durham	Durham	NC	27713
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	23,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	11,211,961	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,985,774	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,808,622	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,559,976	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,769,327	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	19,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	20,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2042	1101 Rutland Drive	Austin	Travis	TX	78758
Scharbauer Flats Apartments	64,160,000	1/1/2023	2300 N. Fairgrounds Road	Midland	Midland	TX	79705
South Park Ranch Apartment Homes	11,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	9,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$964,090,064
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of September 30, 2022 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The current rising interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to increasing market risk. See the information under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Interest Rate Risk

The first nine months of 2022 was a volatile period for the fixed income markets as the Federal Reserve announced five separate Federal Funds Rate increases totaling 300 basis points and signaled future short term interest rate increases to combat inflation in the broader economy. In addition, the Federal Reserve announced an additional 75 basis point increase in short term interest rates in early November 2022. The Federal Reserve has also stated its intention to reduce its balance sheet of US treasury bonds and mortgage-backed securities which may cause further upward pressure on interest rates. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

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

The following table sets forth information regarding the impact on the Partnership’s net interest income assuming various changes in short-term interest rates as of September 30, 2022:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$1,151,060	$(2,302,120)	$(4,604,241)	$(6,906,361)	$(9,208,482)
TEBS Debt Financings	126,193	(252,385)	(504,771)	(757,156)	(1,009,542)
Other Investment Financings	(15,694)	31,387	62,774	94,162	125,549
Variable Rate Investments	(953,487)	1,906,973	3,813,947	5,720,920	7,627,893
Total	$308,072	$(616,145)	$(1,232,291)	$(1,848,435)	$(2,464,582)

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. Assumptions include anticipated interest rates, relationships between interest rate indices and outstanding investments, liabilities and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume the Partnership does not act to change its sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of September 30, 2022, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 73% of our leverage bears interest at short term variable interest rates. Our remaining 27% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, more than half bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

For those fixed rate assets where we have variable rate funding, hedging instruments such as interest rate caps and interest rate swaps have been utilized to hedge some, but not all, potential increases in our funding cost that would result from higher short term interest rates. In some cases, these positions have been hedged to their expected maturity date. In others, a shorter-term hedge has been executed due to uncertainty regarding the time period over which the individual fixed rate asset might be outstanding.

LIBOR and certain other variable rate benchmark indices to which some of our asset and liabilities remain tied, are the subject of recent national, international, and regulatory guidance and proposals for reform. The ICE Benchmark Association, or IBA, intends to cease publication of our relevant U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. As of September 30, 2022, LIBOR indices are utilized as the variable benchmark rate on one of our taxable MRBs, three of our property loans, our General LOC, our Secured Notes debt financing and our total return swap agreement. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from USD LIBOR proceeds. Despite the LIBOR transition in various markets, multi-rate environments may persist in the near term as regulators and working groups have suggested market participants adopt alternative reference rates.

As of September 30, 2022, our stated costs of borrowing by type of facility were as follows:

•
The M31 TEBS financing has a variable interest rate of 3.9%;
•
The M24 and M33 TEBS financings have fixed interest rates that range between 3.1% and 3.2%;
•
The M45 TEBS financing has a fixed interest rate of 3.8% through July 31, 2023 and 4.4% thereafter;
•
The Term TOB trust securitized by an MRB has a fixed interest rate of 2.0%;
•
The TOB trust financings securitized by MRBs, GILs and property loans have variable interest rates that range between 3.6% and 4.9%;
•
The Secured Notes have a variable interest rate of 12.3%; and
•
The mortgages payable have interest rates that range between 4.4% and 7.0%.

We have entered into a total return swap agreement to lower the net interest cost of our Secured Notes. The following table sets forth certain information regarding the Partnership’s total return swap agreement as of September 30, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid		Period End Variable Rate Received		Variable Rate Index	Counterparty	Fair Value as of September 30, 2022
September 2020	102,789,326	September 2020	Sept 2025	7.04%	(1)	12.29%	(2)	3-month LIBOR	Mizuho Capital Markets	$224,852
										$224,852
(1)
Variable rate equal to 3-month LIBOR + 3.75%, subject to a floor of 4.25%.
(2)
Variable rate equal to 3-month LIBOR + 9.00%.

We have entered into two interest rate swap agreements to mitigate interest risk associated with the variable rate TOB trust financings (Note 15). The following table summarizes our interest rate swap agreements as of September 30, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value of Asset as of September 30, 2022
February 2022	55,990,000	2/9/2022	2/1/2024	1.40%	2.49%	SOFR	TOB Trusts	Mizuho Capital Markets	$2,202,723
March 2022	47,850,000	3/3/2022	3/1/2027	1.65%	2.49%	SOFR	TOB Trusts	Mizuho Capital Markets	4,268,940
									$6,471,663

We may enter into additional interest rate cap agreements to mitigate our exposure to interest rate fluctuations on variable-rate debt financing facilities. The following table sets forth certain information regarding the Partnership’s interest rate cap agreements as of September 30, 2022:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of September 30, 2022
August 2019	75,449,918	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$158,706
							$158,706
(1)
For additional details, see Notes 15, 17 and 22 to the Partnership's condensed consolidated financial statements.

Credit Risk

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by the multifamily residential, seniors housing and skilled nursing properties. The MRBs and GILs are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities or any insurer. In addition, the MRBs, GILs and the associated property loans are non-recourse obligations of the property owner. As a result, the primary sources of principal and interest payments on our MRBs, GILs and the property loans are the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GILs and construction financing property loans have full to limited guaranties of construction completion and payment of principal and accrued interest on the GILs and property loans, so the Partnership may have additional recourse options for these investments.

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

Certain MRBs, our GILs, and construction financing property loans fund the construction of new affordable multifamily properties and have variable interest rates. Since there are little to no operating cash flows during the construction and lease-up periods for new properties, borrowers utilize capitalized interest reserves to fund debt service prior to stabilization. Increases in market interest rates will cause an increase in debt service costs. If interest rate increases are large enough, such capitalized interest reserves and other budgeted contingencies may be insufficient to pay all debt service through stabilization. Such cost overruns may, if other funding sources are not available to the borrowers and if related guarantors fail to meet their obligations, cause defaults on our construction financing assets.

Defaults on the MRBs, GILs or property loans may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net operating cash flows decline, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the MRB, GIL or property loan. In the event of a default, we will have the right to foreclose on the mortgage or deed of trust securing the property. If we take ownership of the property securing a defaulted MRB or GIL, we will be entitled to all net operating cash flows generated by the property and subject to risks associated with ownership of multifamily real estate. If such an event occurs, these investments will not provide tax-exempt income.

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

	September 30, 2022	December 31, 2021
Texas	42%	41%
California	26%	23%
South Carolina	9%	11%

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to the investments in the MRBs as of September 30, 2022:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$695,069	3.2%	-21.0%	3.5%	-23.1%	$21,858

Reinvestment Risk

MRBs may have optional call dates that may be exercised by either the borrower or the Partnership that are earlier than the contractual maturity at either par or premiums to par. In addition, most of our GILs and property loans are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment asset or for other reasons. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new assets. New MRB, GIL and property loan opportunities may not generate the same returns as our current investments such that our reported operating results may decline over time. In addition, rising interest rates and construction costs could limit the ability of developers to initiate new projects for us to finance with MRBs, GILs and property loans.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2021, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2022, except those as follows:

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our investment portfolio and our ability to access the debt markets on favorable terms. Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the market value of our BUCs.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In particular, the consequences of the Russian military invasion of Ukraine, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains may impact our counterparties with which we do business, and specifically our financing counterparties and financial institutions from which we obtain financing for the purchase of our MRBs, GILs, and other investments, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Partnership’s returns, net income, and CAD. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions may increase our funding costs or limit our access to the capital markets.

Additionally, the U.S. government’s credit and deficit concerns, the European geopolitical and economic environment, and any continuing macroeconomic uncertainty with respect to China could cause interest rates to be volatile, which may negatively impact our ability to obtain debt financing on favorable terms. In this period of rising interest rates, our cost of funds may increase except to the extent we have obtained fixed rate debt, issued Preferred Units with a fixed distribution rate, or sufficiently hedged our interest rate risk, which could reduce our net income and CAD.

We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our net income and CAD.

In 2022, the U.S. Federal Reserve raised short term interest rates and has suggested additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a variable interest rate, our cost of funds would increase, which could reduce our net income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with variable interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to variable interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

A further increase in interest rates during this period of rising interest rates may make it more costly for us to service the debt under our financing arrangements. Rising interest rates could also cause the developers of the projects we finance through MRBs, GILs, and property loans to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to delays in construction, leasing and stabilization of properties, and corresponding increased defaults.

We finance the purchase of a significant portion of our investments, including our purchases of MRBs and GILs. As a result, our net income and CAD will depend, in part, upon the difference between the rate at which we borrow funds and the yields on our investments in those instruments. We can offer no assurance that continued significant changes in market interest rates would not have a material adverse effect on our net income and CAD. In this period of rising interest rates, our cost of funds may further increase, which could reduce our net income and CAD.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades. As inflation increases, the real value of our BUCs and distributions therefore may decline. In addition, during any periods of rising inflation, interest rates on our variable rate debt financing arrangements would likely increase, which would tend to further reduce returns to unitholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the yields on our investments may not keep pace with inflation, which may result in losses to our unitholders. This risk is greater for fixed-income instruments with longer maturities.

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

10.2

Revolving Line of Credit Note dated July 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 1, 2022).

10.3	Series A-1 Preferred Units Exchange Agreement dated October 1, 2022.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended September 30, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the periods ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: November 3, 2022	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: November 3, 2022	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer