Form 10-K
period 2022-12-31
Greystone Housing Impact Investors LP
filed 2023-02-23
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41564

GREYSTONE HOUSING IMPACT INVESTORS LP

(Exact name of registrant as specified in its charter)

Delaware	47-0810385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14301 FNB Parkway, Suite 211, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

(402) 952-1235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Beneficial Unit Certificates representing assignments of limited partnership interests in Greystone Housing Impact Investors LP	GHI	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $404,330,009

DOCUMENTS INCORPORATED BY REFERENCE

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
•
general economic, geopolitical, and financial conditions, including the current and future impact of changing interest rates, inflation, and international conflicts on business operations, employment, and financial conditions;
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
•
persistent inflationary trends, spurred by multiple factors including expansionary monetary and fiscal policy, higher commodity prices, a tight labor market, and low residential vacancy rates, which may result in further interest rate increases and lead to increased market volatility;
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

All references to “we,” “us,” “our” and the “Partnership” in this report mean Greystone Housing Impact Investors LP, its wholly owned subsidiaries and our consolidated Variable Interest Entities (“VIE” or “VIEs”). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report for additional details.

Item 1. Business.

Organization

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily housing, seniors housing and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. We expect and believe the interest received on our MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by us and may or may not be secured by real estate.

We also make noncontrolling equity investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily properties (“JV Equity Investments”). We are entitled to distributions if, and when, cash is available for distribution either through normal operations, a refinance, or a sale of the property. In addition, we may acquire and hold interests in multifamily, student and senior citizen residential properties (“MF Properties”) until the “highest and best use” can be determined by management.

The conduct of the Partnership’s business and affairs is governed by the Partnership’s Second Amended and Restated Agreement of Limited Partnership dated December 5, 2022 (the “Partnership Agreement”). Our sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”). The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), which is an affiliate of Greystone & Co. II LLC (“Greystone & Co.”). Greystone & Co., together with its affiliated companies (collectively “Greystone”), is a real estate lending, investment, and advisory company with an established reputation as a leader in multifamily and healthcare finance, having ranked as a top Federal Housing Administration (“FHA”), Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) lender in these sectors.

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). Our BUCs are traded on the New York Stock Exchange ("NYSE") under the symbol “GHI.” The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. There are currently no Series B Preferred Units issued and outstanding. The holders of the BUCs and Preferred Units are referred to herein as “Unitholders.” Our Unitholders will incur tax liability if any interest earned on our MRBs or GILs is determined to be taxable, for gains related to our MRBs or GILs and for income and gains related to our taxable investments such as our investments in unconsolidated entities and property loans. See Item 1A, “Risk Factors” in this Report for additional details.

On November 29, 2022, the Partnership filed an Amendment to the Certificate of Limited Partnership of the Partnership (the “Certificate Amendment”) with the Secretary of State of the State of Delaware to change the name of the Partnership from “America First Multifamily Investors, L.P.” to “Greystone Housing Impact Investors LP.” The name change became effective on December 5, 2022. The Certificate Amendment and name change were approved by the Board of Managers of Greystone Manager and did not require the approval of the Partnership’s BUC holders.

Investment Types

Mortgage Revenue Bonds (“MRBs”)

We invest in MRBs that are issued by state and local governments, their agencies, and authorities to finance the construction or acquisition and rehabilitation of income-producing multifamily rental properties. An MRB does not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on an MRB. An MRB is a non-recourse obligation of the property owner. Each MRB is collateralized by a mortgage on all real and personal property of the secured property, which it may share with a corresponding taxable MRB owned by the Partnership. Typically, the sole source of the funds to pay principal and interest on an MRB is the net cash flow or the sale or refinancing proceeds from the secured property. We may commit to provide funding for MRBs on a draw-down basis during construction and/or rehabilitation of the secured property, and we may require recourse to the borrower during the construction or rehabilitation period in certain instances.

We expect and believe that the interest received on our MRBs is excludable from gross income for federal income tax purposes. We primarily invest in MRBs that are senior obligations of the secured properties, though we may also invest in subordinate MRBs. Our MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The majority of our MRBs have initial contractual terms of 15 years or more. MRBs may have optional call dates that may be exercised by the borrower or us that are earlier than the contractual maturity. Such optional calls may be at either par or a premium to par.

As of December 31, 2022, we reported 77 MRBs on our consolidated balance sheet with an aggregate outstanding principal amount of approximately $771.0 million. The MRBs are secured by 66 multifamily residential properties containing a total of 10,976 rental units located in 13 states in the United States. One MRB is secured by a mortgage on the ground, facilities, and equipment of a commercial ancillary health care facility in Tennessee. One MRB is secured by a mortgage on the ground, facilities, and equipment of a seniors housing property currently under construction in Michigan. Our MRBs are either owned directly by us or are held in trusts created in connection with debt financing transactions that are consolidated VIEs.

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

Each of these structures permit the issuance of MRBs under the IRC to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily residential project financed with tax-exempt MRBs (other than essential function bonds as described in the third bullet above) must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. Those rental units of the multifamily residential project not subject to tenant income restrictions may be rented at market rates (unless there are restrictions otherwise imposed by the bond issuer or a governmental entity). With respect to private activity bonds issued under Section 142(d) of the IRC, the owner of the multifamily residential project may elect, at the time the MRBs are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). State and local housing authorities may require additional tenant income or rent restrictions that are more restrictive than those required by Treasury Regulations. There are no Treasury Regulations related to MRBs that are secured by a commercial property owned by a non-profit borrower.

The borrowers associated with our MRBs are either syndicated partnerships formed to receive allocations of LIHTCs or not-for-profit entities. We do not directly or indirectly invest in LIHTCs but invest in MRBs that are issued in association with federal LIHTC allocations because such MRBs bear interest that we expect and believe is exempt from federal income taxes. LIHTC-eligible projects are attractive to developers of affordable housing because it helps them raise equity and debt financing. Under the LIHTC program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. To be eligible for federal LIHTCs, a property must either be newly constructed or substantially rehabilitated, and therefore, may be less likely to become functionally obsolete in the near term as compared to an older property. There are various requirements to be eligible for federal LIHTCs, including rent and tenant income restrictions, which vary by property. Our borrowers that are either non-profit entities or owned by non-profit entities typically have missions to provide affordable multifamily rental units to underserved populations in their market areas. The affordable housing properties securing 501(c)(3) bonds also must comply with the IRS safe harbors for tenant incomes and rents. The following table summarizes the amount of our MRB investments with LIHTC-associated borrowers and non-profit borrowers based on principal outstanding as of December 31, 2022:

Borrower Type	MRB Principal Outstanding	Percentage of all MRB Investments
LIHTC-associated borrowers	$395,563,043	51%
Non-profit borrowers	370,727,772	48%
Non-LIHTC private activity bonds	4,723,437	1%
Totals	$771,014,252	100%

We may also invest in taxable MRBs secured by the same properties as our MRBs. Interest earned on our taxable MRBs is taxable for federal income tax purposes. Our taxable MRBs may share senior mortgage interest in the property with the MRBs or may be subordinate to the MRBs.

Governmental Issuer Loans (“GILs”)

We invest in governmental issuer loans ("GILs") that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. A GIL does not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GIL. Each GIL is secured by a mortgage on all real and personal property of the to-be-constructed affordable multifamily property. The GILs may share first mortgage lien positions with property loans and/or taxable GILs also owned by us. Sources of the funds to pay principal and interest on a GIL consist of the net cash flow of the secured property, proceeds from the sale or refinancing of the secured property, and limited-to-full payment guaranties provided by affiliates of the borrower. We typically commit to fund our GIL investment commitments on a draw-down basis during construction.

We expect and believe the interest earned on our GILs is excludable from gross income for federal income tax purposes. The GILs are senior obligations of the secured properties and bear interest at variable interest rates. The GILs have initial terms of two to four years, though the borrower typically may prepay all amounts due at any time without penalty. At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if and when the property has reached stabilization and other conditions are met. Upon stabilization, the servicer will purchase our GIL at par and then immediately sell the GIL to Freddie Mac pursuant to a financing commitment between the servicer and Freddie Mac. As of December 31, 2022, the servicer for eleven of our GILs is an affiliate of Greystone.

As of December 31, 2022, we reported 13 GILs on our consolidated balance sheet with an aggregate outstanding principal amount of approximately $300.2 million. In addition, we had remaining funding commitments of $103.9 million as of December 31, 2022. Such GILs are secured by 13 affordable multifamily properties containing a total of 2,419 rental units located in six states in the United States. All our GILs are held in trusts created in connection with debt financing transactions that are consolidated VIEs.

Our GILs have been issued under Section 142(d) of the Internal Revenue Code (“IRC”) and are subject to the same set aside and tenant income restrictions noted in the “Mortgage Revenue Bonds” description above. The borrowers associated with our GILs are syndicated partnerships formed to receive allocations of LIHTCs.

JV Equity Investments

We invest in non-controlling membership interests in unconsolidated entities for the construction of market-rate multifamily real estate properties. Our JV Equity Investments are passive in nature. Operational oversight of each property is controlled by our joint venture partner according to the entity’s operating agreement. All properties are managed by a property management company affiliated with our joint venture partner. Decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends.

We account for our JV Equity Investments using the equity method and recognize a preferred return on our contributed equity during the hold period. The accrued preferred return for our JV Equity Investments held through our wholly owned subsidiary, ATAX Vantage Holdings, LLC (the “Vantage JV Equity Investments”), is guaranteed by an unrelated third party through the fifth anniversary of construction commencement up to a certain dollar amount on an individual project basis.

Our ownership of the membership interests entitles us to shares of certain cash flows generated by the JV Equity Investments from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale. Upon the sale of a property, net proceeds will be distributed according to the entity operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized as income upon receipt. Historically, the majority of our income from our JV Equity Investments has been recognized at the time of sale. As a result, we may experience significant income recognition in those quarters when a property is sold and our equity investment is redeemed.

As of December 31, 2022, we owned membership interests in 11 unconsolidated entities located in three states in the United States. Seven of the 11 JV Equity Investments are located in Texas. In addition, one JV Equity Investment in San Marcos, Texas is reported as a consolidated VIE.

MF Properties Segment

The Partnership has and may acquire controlling interests in multifamily, student or senior citizen residential properties. We operate the MF Properties in order to position ourselves for a future investment in MRBs issued to finance the acquisition and/or rehabilitation of the properties by new owners or until the opportunity arises to sell the MF Properties at what we believe is their optimal fair value.

As of December 31, 2022, we owned one MF Property, the Suites on Paseo, containing a total of 384 rental units located in California.

Property Loans

We also invest in property loans to finance the construction, finance capital improvements, or otherwise support property operations of multifamily residential properties. Multifamily residential properties financed with property loans may or may not be properties securing our MRB and GIL investments. Such property loans may be secured by property, other collateral, or may be unsecured.

General Investment Matters

Our investments are categorized as either Mortgage Investments, Tax Exempt Investments or Other Investments as defined in our Partnership Agreement. Mortgage Investments, as defined, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans to borrowers associated with our MRBs and GILs. Tax Exempt Investments, as defined, are securities, other than Mortgage Investments, for which the related interest income is exempt from federal income taxation and must be rated in one of the four highest rating categories by a nationally recognized statistical rating organization. Other Investments, as defined, are generally all other investments that are not Mortgage Investments or Tax Exempt Investments. We may acquire additional Tax Exempt Investments and Other Investments provided that the acquisition may not cause the aggregate book value of all Tax Exempt Investments plus Other Investments to exceed 25% of our total assets at the time of acquisition. We currently own no Tax Exempt Investments as of December 31, 2022. Our Other Investments primarily consist of MF Properties, other real estate assets, JV Equity Investments and certain property loans as of December 31, 2022.

We rely on an exemption from registration under the Investment Company Act of 1940, which has certain restrictions on the types and amounts of securities owned by the Partnership. See the “Regulatory Matters” section included within this Item 1 below for further information.

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
•
Use leverage effectively to increase returns on our investments; and
•
Preserve and protect Partnership assets.

We are pursuing a strategy of acquiring additional MRBs, GILs and other investments on a leveraged basis to achieve our objective, as permitted by our Partnership Agreement. In allocating our capital and executing our strategy, we seek to balance the risks of owning specific investments with the earnings opportunity on the investment.

The Partnership believes there continues to be a significant unmet demand for affordable multifamily and seniors residential housing in the United States. Government programs that provide direct rental support to residents have not kept up with demand. Therefore, investment programs that promote private sector development and support for affordable housing through MRBs, GILs, tax credits and grant funding to developers, have become more prominent. The types of MRBs and GILs in which we invest offer developers of affordable multifamily housing a low-cost source of construction and/or permanent debt financing. We plan to continue investing in additional MRBs and GILs issued to finance affordable multifamily and seniors residential rental housing properties.

We continue to evaluate opportunities for MRB investments to fund seniors housing properties and/or skilled nursing properties issued as private activity or 501(c)(3) bonds similar in legal structure to those issued for traditional affordable multifamily housing properties. We will continue to leverage the expertise of Greystone and its affiliates and other reputable third parties in evaluating independent living, assisted living, memory care and skilled nursing properties prior to our MRB acquisitions. During 2021, we acquired our first senior citizen housing MRB, Meadow Valley, that will finance the construction and stabilization of a combined independent living, assisted living and memory care facility in Traverse City, MI.

We continually assess opportunities to expand and/or reposition our existing portfolio of MRBs, GILs and other investments. Our principal objective is to improve the quality and performance of our portfolio of MRBs, GILs and other investments with the intent to ultimately increase the amount of cash available for distribution to our Unitholders. In certain circumstances, we may allow the borrowers of our MRBs to redeem the MRBs prior to the final maturity date. Such MRB redemptions will usually require a sale or refinancing of the underlying property. We may also elect to sell MRBs that have experienced significant appreciation in value. In other cases, we may elect to sell MRBs on properties that are in stagnant or declining real estate markets. The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives. We anticipate holding our GILs until maturity as the terms are typically for two to four years and have defined forward purchase commitments from Freddie Mac, acting through a servicer.

We also continue to make additional strategic JV Equity Investments for the development of market-rate multifamily residential properties, through noncontrolling membership interests. We are also evaluating potential JV Equity Investments for the development of market-rate seniors housing properties. We believe such equity investments diversify our investment portfolio while also providing attractive risk-adjusted returns for our Unitholders.

Financing Strategy

We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the characteristics of our investment portfolio, availability of financing, cost of financing, and market conditions. This leverage strategy allows us to generate enhanced returns and lowers our net capital investment, allowing us to make additional investments. We currently obtain leverage on our investments and assets through various sources that include:

•
Our secured line of credit facilities with BankUnited, N.A. and Bankers Trust Company;
•
Tax-Exempt Bond Securitization (“TEBS”) programs with Freddie Mac;
•
Tender Option Bond (“TOB”) trust securitizations with Mizuho Capital Markets (“Mizuho”) and Barclays Bank PLC (“Barclays”);
•
Term TOB trust securitizations with Morgan Stanley; and
•
Secured notes (“Secured Notes”) issued to Mizuho.

We may utilize other types of secured or unsecured borrowings in the future, including more complex financing structures and diversification of our leverage sources and counterparties.

We refer to our TEBS, TOB trust, and term TOB trust securitizations and our Secured Notes as our debt financings. The TEBS, TOB trust and term TOB trust securitizations are accounted for as consolidated VIEs for reporting purposes. These arrangements are structured such that we transfer our investment assets to an entity, such as a trust or special purpose entity, which then issues senior securities and residual interests. The senior securities are sold to third-party investors in exchange for debt proceeds. We retain the residual interests which entitle us to certain rights to the investment assets and to residual cash proceeds. We generally structure our debt financings such that principal, interest, and any trust expenses are payable from the cash flows of the secured investment assets, and we are generally entitled to all residual cash flows for our general use. As the residual interest holder, we may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity support for the senior securities. If such an event occurs in an individual VIE, we may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the secured investment asset will be sold and we will be required to fund any shortfall in funds available to pay the principal amount of the senior securities after payment of accrued interest and other trust expenses. If we do not fund the shortfall, default and liquidation provisions will be invoked against us. Each of the TEBS financings are non-recourse to the Partnership such that our shortfall funding for each TEBS financing is limited to the stated amount of our residual interests. The TOB trust and term TOB trust financings are recourse obligations of the Partnership.

The TOB trusts and Secured Notes with Mizuho and the TOB trust with Barclays are subject to ISDA master agreements with each counterparty that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests in each TOB trust maintain a certain value in relation to total assets in each TOB trust. The Mizuho and

Barclays ISDA master agreements also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the BUCs remain listed on a national securities exchange. The ISDA master agreement with Barclays also puts limits on the Partnership’s Leverage Ratio (as defined by the Partnership below). In addition, both the Mizuho and Barclays ISDA master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under such agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered.

We may also be required to post collateral, typically cash, related to the TOB trust financings under the terms of the ISDA master agreements with Mizuho and Barclays. The amount of collateral posting required is dependent on the valuation of the securitized assets and any interest rate swap entered into as a hedge in relation to certain thresholds set by Mizuho and Barclays.

The willingness of leverage providers to extend financing is dependent on various factors such as their underwriting standards, regulatory requirements, available lending capacity, and existing credit exposure to the Partnership. An inability to access debt financing at an acceptable cost may result in adverse effects on our financial condition and results of operations. There can be no assurance that we will be able to finance additional acquisitions of MRBs, GILs and other investments through additional debt financings.

We set target constraints for each type of debt financing utilized. Those constraints are dependent upon several factors, including the investment assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market based collateral calls, and the liquidity and marketability of the financed assets. The Board of Managers of Greystone Manager establishes an overall maximum leverage level (the “Leverage Ratio”) and retains the right to change the Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. In February 2023, the Board of Managers approved an increase in the maximum leverage ratio from 75% to 80%. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost (adjusted for paydowns) for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2022, our overall Leverage Ratio was approximately 73%.

Hedging Strategy

We actively manage both our fixed and variable rate debt financings and our exposure to changes in market interest rates. When possible, we attempt to obtain fixed-rate debt financing for our fixed-rate investment assets such that our net interest spread is not exposed to changes in market interest rates. Similarly, we attempt to obtain variable-rate debt financing for our variable-rate investment assets such that we are largely hedged against rising interest rates without the need for separate hedging instruments.

We leverage certain fixed-rate investment assets with variable-rate debt financings, such as the TOB trusts, Secured Notes and one TEBS financing. When deemed appropriate, we will enter into derivative based hedging transactions in connection with our risk management activities for these assets to hedge against rising interest rates, which may include interest rate caps, interest rate swaps, total return swaps, swaptions, futures, options or other available hedging instruments. As of December 31, 2022, we held interest rate swaps with notional amounts totaling $194.7 million and one interest rate cap with a notional amount of $75.0 million.

Preferred Units and BUCs Issuances

In addition to leverage, we may obtain additional capital through the issuance of Series A-1 Preferred Units, Series B Preferred Units or other Partnership securities which may be issued in, among other things, one or more additional series of preferred units, and/or BUCs. We filed a registration statement on Form S-3 for the registration of up to 3,500,000 of Series A-1 Preferred Units, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 9, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-3, which was declared effective by the Commission on April 13, 2022. The Series A-1 Preferred Units are subject to optional redemption by the holder upon the sixth anniversary of the closing of the sale of Series A-1 Preferred Units and the holders are entitled to distributions at a fixed rate of 3.0% per annum. The Partnership is able to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. As of December 31, 2022, we have not issued any Series A-1 Preferred Units under the registration statement on Form S-3.

In addition, we filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 9, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-3, which was declared effective by the Commission on April 13, 2022. The Series B Preferred Units are subject to optional redemption by the holder upon the eighth anniversary of the closing of the sale of Series B Preferred Units and the holders are entitled to distributions at a fixed rate of 3.4% per annum. The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. We have not yet issued any Series B Preferred Units as of December 31, 2022.

We have previously issued Series A Preferred Units totaling $94.5 million. The Series A Preferred Units are subject to optional redemption by the holder upon the sixth anniversary of the closing of the sale of Series A Preferred Units and the holders are entitled to distributions at a fixed rate of 3.0% per annum. We filed a registration statement on Form S-4 to register the offering and issuance of up to 9,450,000 of Series A-1 Preferred Units under a shelf registration process that was declared effective by the SEC on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. Under this offering, the Partnership may issue up to 9,450,000 Series A-1 Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units. If unitholders elect to exchange Series A Preferred Units for Series A-1 Preferred Units, the new Series A-1 Preferred Units will not be eligible for redemption until the sixth anniversary of the date of the exchange, except in certain limited circumstances. During 2022, two Series A Preferred Unit holders elected to exchange 3,000,000 existing Series A Preferred Units for 3,000,000 newly issued Series A-1 Preferred Units. As of December 31, 2022, we had 6,450,000 Series A Preferred Units issued and outstanding.

We may also obtain capital through the issuance of additional BUCs, Preferred Units or debt securities pursuant to our Registration Statement on Form S-3 (“Registration Statement”), which was declared effective by the SEC in December 2022. Under the Registration Statement we may offer up to $300.0 million of BUCs, Preferred Units or debt securities for sale from time to time. The Registration Statement will expire in December 2025.

In July 2021, we entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of December 31, 2022, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

Reportable Segments

As of December 31, 2022, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments, and (4) MF Properties. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Competition

We compete with private investors, lending institutions, trust funds, investment partnerships, Freddie Mac, Fannie Mae and other entities with objectives similar to ours for the acquisition of MRBs, GILs and other investments. These competitors often have greater access to capital and can originate investments with interest rates and terms that do not meet our return requirements. This competition may reduce the availability of investments for acquisition and may reduce the interest rate that issuers are willing to pay on our future investments.

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

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activities of the Partnership for the years ended December 31, 2022 and 2021:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended December 31, 2022
Mortgage revenue bond advances	8	$91,040	N/A	N/A	6
Mortgage revenue bond redemptions	2	6,029	N/A	N/A	6
Governmental issuer loan advances	6	18,955	N/A	N/A	7
MF property sold	1	29,033	$24,229	N/A	8
Investments in unconsolidated entities	2	10,912	N/A	N/A	9
Property loan advances	4	46,439	N/A	N/A	10
Taxable mortgage revenue bond advances	3	2,980	N/A	N/A	12
Taxable governmental issuer loan advance	1	4,000	N/A	N/A	12

For the Three Months Ended September 30, 2022
Mortgage revenue bond advance	1	$1,623	N/A	N/A	6
Mortgage revenue bond redemption and paydown	2	11,577	$10,420	N/A	6
Governmental issuer loan advances	7	39,820	N/A	N/A	7
Investments in unconsolidated entities	2	2,524	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,400	N/A	N/A	9
Property loan advances	6	22,742	N/A	N/A	10
Property loan redemptions	3	27,081	N/A	N/A	10
Taxable mortgage revenue bond advance	1	2,300	N/A	N/A	12
Taxable governmental issuer loan advances	3	3,000	N/A	N/A	12

For the Three Months Ended June 30, 2022
Mortgage revenue bond advances	3	$20,307	N/A	N/A	6
Mortgage revenue bond redemption	1	7,100	$7,100	N/A	6
Governmental issuer loan advances	5	39,806	N/A	N/A	7
Investments in unconsolidated entities	4	7,824	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,341	N/A	N/A	9
Property loan advances	7	23,527	N/A	N/A	10
Taxable mortgage revenue bond advances	2	2,000	N/A	N/A	12

For the Three Months Ended March 31, 2022
Mortgage revenue bond advances	3	$69,365	N/A	N/A	6
Mortgage revenue bond redemptions	4	70,479	$45,109	N/A	6
Governmental issuer loan advances	6	16,882	N/A	N/A	7
Investments in unconsolidated entities	5	12,777	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	12,240	N/A	$3,242	9
Property loan advances	5	38,412	N/A	N/A	10
Property loan redemptions and principal paydowns	7	3,251	N/A	N/A	10
Taxable mortgage revenue bond advances	2	6,325	N/A	N/A	12

For the Three Months Ended December 31, 2021
Mortgage revenue bond advances	5	$56,726	N/A	N/A	6
Mortgage revenue bond redemption	1	4,065	$3,553	N/A	6
Governmental issuer loan advances	6	18,781	N/A	N/A	7
Investments in unconsolidated entities	5	17,548	N/A	N/A	9
Property loan advances	6	36,537	N/A	N/A	10
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	12

For the Three Months Ended September 30, 2021
Mortgage revenue bond advances	2	$3,995	N/A	N/A	6
Mortgage revenue bond redemptions	4	32,380	$25,690	$462	6
Governmental issuer loan advances	6	35,582	N/A	N/A	7
Investments in unconsolidated entities	3	6,112	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	8,600	N/A	73	9
Property loan advances	4	14,420	N/A	N/A	10
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	12

For the Three Months Ended June 30, 2021
Mortgage revenue bond advances	2	$6,880	N/A	N/A	6
Governmental issuer loan advances	5	26,474	N/A	N/A	7
Land acquisition for future development	1	1,054	N/A	N/A	8
Investments in unconsolidated entities	2	11,641	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,736	N/A	$1,366	9
Property loan advances	2	1,859	N/A	N/A	10

For the Three Months Ended March 31, 2021
Mortgage revenue bond advance	1	$2,072	N/A	N/A	6
Mortgage revenue bond redemptions	2	7,385	N/A	N/A	6
Governmental issuer loan advances	6	39,068	N/A	N/A	7
Investment in unconsolidated entity	1	1,426	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	10,425	N/A	$702	9
Property loan advances	3	3,000	N/A	N/A	10
Taxable governmental issuer loan advance	1	1,000	N/A	N/A	12
(1)
See “Cash Available for Distribution” in Item 7 of this Report.

Recent Financing Activities

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the years ended December 31, 2022 and 2021, exclusive of retired debt amounts listed in the investment activities table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended December 31, 2022
Net borrowing on Acquisition LOC	6	$24,558	Yes	14
Proceeds from TOB trust financings with Mizuho	8	70,387	Yes	15
Proceeds from TOB trust financing with Barclays	4	27,285	Yes	15
Interest rate swaps purchased	3	-	N/A	17
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	10,000	N/A	19

For the Three Months Ended September 30, 2022
Net repayment on Acquisition LOC	4	$8,512	Yes	14
Proceeds from TOB trust financings with Mizuho	4	24,930	Yes	15
Proceeds from TOB trust financing with Barclays	1	20,215	Yes	15

For the Three Months Ended June 30, 2022
Net borrowing on Acquisition LOC	5	$9,255	Yes	14
Proceeds from TOB trust financings with Mizuho	7	51,045	Yes	15
Proceeds from TOB trust financing with Barclays	1	11,875	Yes	15
Repayment of TOB Financings with Mizuho	2	5,079	Yes	15
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	20,000	N/A	19

For the Three Months Ended March 31, 2022
Net repayment on Acquisition LOC	1	$15,515	Yes	14
Proceeds from TOB trust financings with Mizuho	8	108,530	Yes	15
Proceeds from TOB trust financing with Barclays	1	800	Yes	15
Unrestricted cash from total return swap	1	41,275	Yes	17
Interest rate swaps purchased	2	-	N/A	17

For the Three Months Ended December 31, 2021
Net borrowing on secured LOC	1	$39,214	Yes	14
Proceeds from TOB financings with Mizuho	6	61,419	Yes	15
Proceeds from TOB financing with Barclays	1	3,175	Yes	15

For the Three Months Ended September 30, 2021
Proceeds from TOB financings with Mizuho	7	$46,223	Yes	15
Proceeds on issuance of BUCs, net of issuance costs	1	31,243	N/A	N/A

For the Three Months Ended June 30, 2021
Net borrowing on secured LOC	1	$6,500	Yes	14
Proceeds from TOB financings with Mizuho	5	30,983	Yes	15
Termination of unsecured operating LOC	1	-	No	N/A

For the Three Months Ended March 31, 2021
Net repayment on unsecured LOCs	5	$7,475	No	N/A
Proceeds from TOB trust financings with Mizuho	5	39,594	Yes	15

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

Environmental Matters

We believe each of the properties related to our investment assets comply, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters. We are not aware of any environmental contamination at any of these properties that would require any material capital expenditure by the underlying properties, and therefore the Partnership, for the remediation thereof.

Management

We are managed by our General Partner, AFCA 2, which is controlled by its general partner, Greystone Manager. The members of the Board of Managers of Greystone Manager act as the managers (and effectively as the directors) of the Partnership, in compliance with all NYSE listing rules and SEC rules applicable to the Partnership. In addition, certain employees of Greystone Manager act as executive officers of the Partnership. Certain services are provided to the Partnership by employees of Greystone Manager and the Partnership reimburses Greystone Manager for its allocated share of their salaries and benefits. The Partnership’s initial limited partner, which has the obligation to perform certain actions on behalf of the BUC holders under the Partnership Agreement, is Greystone ILP, Inc., a Delaware corporation.

AFCA 2 is entitled to an administrative fee equal to 0.45% per annum of the average outstanding principal balance of any MRBs, GILs, property loans, Tax Exempt Investments or Other Investments for which an unaffiliated party is not obligated to pay. When the administrative fee is payable by a property owner, it is subordinated to the payment of all interest due to us for the MRB, GIL or property loan associated with the property. The Partnership Agreement provides that the administrative fee will be paid directly by us with respect to any investments for which the administrative fee is not payable by the property owner or a third party. In addition, the Partnership Agreement provides that we will pay the administrative fee to the General Partner with respect to any foreclosed MRBs.

AFCA 2 may also earn mortgage and investment placement fees resulting from the identification and evaluation of additional investments that are acquired by the Partnership. Any fees related to the origination of our investment assets are paid by the property owner. The fees, if any, will be subject to negotiation between AFCA 2 and such property owners.

Human Capital Resources

As of December 31, 2022, the Partnership had no employees. Fourteen employees of Greystone Manager are responsible for the Partnership’s operations, inclusive of the Partnership’s chief executive officer and chief financial officer. Such employees are subject to the policies and compensation practices of Greystone.

Greystone has implemented evaluation and compensation policies designed to attract, retain, and motivate employees that provide services to the Partnership to achieve superior results. Such policies are designed to balance both short-term and long-term performance of the Partnership. Annual incentive compensation is based on defined performance metrics and certain employees earn discretionary bonuses based upon various quantitative and qualitative metrics. Employees providing services to the Partnership are eligible for awards under the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (the “Plan”), which is designed to provide incentive compensation awards that encourage superior performance. The Plan is also intended to attract and retain the services of individuals who are essential for the Partnership’s growth and profitability and to encourage those individuals to devote their best efforts to advancing the Partnership’s business. Greystone also supports employees with an annual confidential employee survey, Employee Assistance Program and ethics hotline.

Greystone provides formal and informal training programs to enhance the skills of employees providing services to the Partnership and to instill Greystone’s corporate policies and practices. The Partnership also reimburses the cost of formal training for those programs that are directly related to the tasks and responsibilities of the employees related to operations of the Partnership.

Greystone and the Partnership are committed to diversity, equity and inclusion (“DEI”). Specific Greystone DEI initiatives include formal diversity training and employee resources groups to support a diverse workforce as well as a formal DEI committee and DEI Leadership Council to lead and advise all DEI related work, events, and learning. Of the 14 employees of Greystone Manager responsible for the Partnership’s operations, three are women and one employee identifies as ethnically diverse.

Greystone Manager is responsible for filling open positions as it relates to the Partnership and considers both internal and external candidates. Greystone Manager may contract with third party search firms to identify candidates for open positions as needed.

Tax Status

We are a partnership for federal income tax purposes. This means that we do not pay federal income taxes on our income. Instead, our profits and losses are allocated to our partners, including the holders of Preferred Units, under the terms of the Partnership Agreement. The distributive share of income, deductions and credits is reported to our Unitholders on Internal Revenue Service (“IRS”) Schedule K-1 and Unitholders should include such amount in their respective federal and state income tax returns.

We hold certain property loans through a wholly owned subsidiary that is a “C” corporation for income tax purposes. This subsidiary files separate federal and state income tax returns and is subject to federal and state income taxes.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports are filed with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or from our website at www.ghiinvestors.com as soon as reasonably practical after filed with the SEC. Access to these filings is free of charge. The information on our website is not incorporated by reference into this Report.

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
•
We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our net income and CAD.
•
We are subject to risks related to inflation.
•
Our investment assets are generally illiquid and our valuation estimates are subject to inherent uncertainty.
•
The market value of our investment assets may be adversely impacted by increasing interest rates.
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
•
There are various risks associated with our JV Equity Investments.
•
There are risks related to the construction of properties underlying our investment assets.
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
•
Properties related to our MRBs and JV Equity Investments are geographically concentrated in certain states.
•
Our investments in certain asset classes may be concentrated with certain developers and related affiliates.
•
Recourse guaranties related to our GILs and property loans are concentrated in certain entities.
•
There is risk that a third-party developer that has provided guaranties of preferred returns on our Vantage JV Equity Investments may not perform.
•
There are risks associated with the financial performance of our MF Property investment.
•
There are additional risks when we make property loans to properties securing our MRBs.
•
Our reserves for credit losses are based on estimates and may prove inadequate, which could have a material adverse effect on us.
•
Properties related to our investment assets may not be completely insured against damages from natural disasters.
•
The properties related to our investment assets may be subject to liability for environmental contamination which could increase the risk of default or loss on our investment.
•
We are subject to reinvestment risk from maturities and prepayments of our investment assets.
•
The effects of the outbreak and spread of a highly infectious or contagious disease may adversely affect our business activities, financial condition and results of operations.

Risks Related to Debt Financings and Derivative Instruments

•
Our investment strategy involves significant leverage, which could adversely affect our financial condition and results of operations.
•
Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay distributions to our Unitholders.

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
o
We may be required to post additional collateral if the securitized investment assets and related derivative instruments experience declines in value.
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
•
Inflation may cause the real value of distributions on our BUCs and Preferred Units to decline.
•
Any future issuances of additional BUCs could cause their market value to decline.
•
Certain rights of our BUC holders are limited by and subordinate to the rights of the holders of our Series A Preferred Units and Series A-1 Preferred Units and, if issued, Series B Preferred Units, and these rights may have a negative effect on the value of the BUCs.
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

Risks Related to Income Taxes

•
Income from various investments is subject to taxation.
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
•
We are increasingly dependent on information technology, and potential disruption, cyber-attacks, security issues, and expanding social media vehicles present new risks.

Risks Related to our Business and Investments

We are managed by our general partner and engage in transactions with related parties.

The Partnership is managed by its sole general partner, which is controlled by affiliates of Greystone. In addition, employees of Greystone Manager are responsible for the Partnership’s operations, including the Partnership’s chief executive officer and chief financial officer. The Partnership’s general partner manages our investments, performs administrative services for us and earns administrative fees that are paid by either the borrowers related to our MRBs, GILs or by us, subject to the terms of the Partnership Agreement. The general partner does not have a fiduciary duty or obligation to any limited partner or BUC holder. Various potential and actual conflicts of interest may arise from the activities of the Partnership and Greystone and its affiliates by virtue of the fact that the general partner is controlled by Greystone. The general partner may be removed by a vote of limited partners holding at least 66.7% of outstanding limited partnership interests, voting as a single class. Such removal shall be effective immediately following the admission of a successor general partner.

We may also enter into various arrangements for services provided by entities controlled by or affiliates of Greystone. Our arrangements with Greystone and its affiliates are considered related party transactions. By their nature, related party transactions may not be considered to have been negotiated at arm’s length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Greystone or its affiliates. See Note 22 of the Partnership’s consolidated financial statements for additional details.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies of the U.S. government’s credit rating or concerns about its debt and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our investment portfolio and our ability to access the debt markets on favorable terms. Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the market value of our BUCs.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In particular, the consequences of the Russian military invasion of Ukraine, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains may impact our counterparties with which we do business, and specifically our financing counterparties and financial institutions from which we obtain financing for the purchase of our MRBs, GILs, and other investments, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Partnership’s returns, net income, and Cash Available for Distribution (“CAD”). We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions may increase our funding costs or limit our access to the capital markets.

Additionally, the U.S. government’s debt and deficit concerns, the European geopolitical and economic environment, and any continuing macroeconomic uncertainty with respect to China could cause interest rates to be volatile, which may negatively impact our ability to obtain debt financing on favorable terms. In this period of rising interest rates, our cost of funds may increase except to the extent we have obtained fixed rate debt, issued Preferred Units with a fixed distribution rate, or sufficiently hedged our interest rate risk, which hedging could reduce our net income and CAD.

We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our net income and CAD.

In 2022, the U.S. Federal Reserve raised short term interest rates by a total of 4.25% and has suggested additional interest rate increases may be possible. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rate increases and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a variable interest rate, our cost of funds would increase, which could reduce our net income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with variable interest rates, subject to specified minimum interest rates (such as a London Interbank Bank Offering Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) floor, as applicable), while at the same time engaging in borrowings subject to variable interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

A further increase in interest rates during this period of rising interest rates may make it more costly for us to service the debt under our financing arrangements. Rising interest rates could also cause the developers of the projects we finance through MRBs, GILs, and property loans to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to delays in construction, leasing and stabilization of properties, and corresponding increased defaults. Properties securing our MRB, GIL and property loan investments that have variable interest rates may also experience higher construction costs that may exceed established capitalized interest reserves and other contingency reserves, potentially resulting in shortfalls in contractual debt service payments. Similarly, our JV Equity Investments have variable-rate construction loans and have established capitalized interest reserves during construction. Higher interest rates may result in higher than anticipated construction costs, resulting in ultimately lower amounts available for distribution during the operating period and upon sale.

We finance the purchase of a significant portion of our investment assets, including our purchases of MRBs and GILs. As a result, our net income and CAD will depend, in part, upon the difference between the rate at which we borrow funds and the yields on our investments in those instruments. If debt financing is unavailable at acceptable rates, we may not be able to purchase and finance additional investments at an acceptable levered return. If we have previously financed the acquisition of an investment, we may be unable to refinance such debt at maturity or may be unable to refinance at acceptable terms. If we refinance our debt at higher rates of interest, our interest expense will increase and our cash flows from operations will be reduced. We can offer no assurance that continued significant changes in market interest rates would not have a material adverse effect on our net income and CAD. In this period of rising interest rates, our cost of funds may further increase, which could reduce our net income and CAD.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value or purchasing power of money. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies. The yields on our investments may not keep pace with inflation, which may result in losses to our unitholders. This risk is greater for fixed-income investments with longer maturities.

Inflation could cause increases in our general and administrative costs causing a decrease in our operating cash flows. Inflation may also increase the operating expenses for multifamily properties underlying our investment assets. Such cost increases may result in lower debt service coverage for properties related to our MRB, GIL and property loan investments. Such cost increases may result in less distributable operating cash from our JV Equity Investments and may also result in lower property sales prices causing a reduction in distributions upon capital events. The majority of tenant leases related to various investment assets are for terms of one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent such properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of the area median income. Increases in area median income are not necessarily correlated to increases in property operating expenses. A significant mismatch between area median income growth and property operating expense increases could negatively impact net operating cash flows available to pay debt service.

Inflation may cause increases in construction costs for properties under construction that secure our MRB and GIL investments. Our borrowers typically enter into guaranteed maximum price contracts at closing to mitigate potential increases in construction costs. However, change orders and general costs increases could be impacted by inflation and cause cost overruns that negatively impact property performance. Inflation may increase the interest rate of our GILs, certain MRBs and property loans, increasing the cost of construction. Each property has established capitalized interest reserves as part of the construction financing structure, but such reserves may be insufficient if the interest rate is significantly higher than anticipated and may cause cost overruns, which could negatively impact the borrower’s ability to make contractual debt service payments.

Inflation typically is accompanied by higher interest rates, which could adversely impact borrowers’ ability to obtain financing on favorable terms, thereby causing a decrease in the number of MRBs, GILs and property loan investment opportunities. In addition, during any periods of rising inflation, interest rates on our variable rate debt financing arrangements would likely increase, which would tend to further reduce returns to Unitholders. Higher interest rates due to inflation may also depress investment asset values due to a decrease in demand or increasing cost of operations, such that we may record charges against earnings for asset impairments that may be material.

Our investment assets are generally illiquid and our valuation estimates are subject to inherent uncertainty.

Our investment assets are relatively illiquid as there are no existing trading markets for them. There are no market makers, price quotations, or other indications of a developed secondary trading market for these investments. In addition, no rating has been issued on any of our investment assets. Accordingly, any buyer of these investment assets would need to perform its own due diligence prior to a purchase. Our ability to sell investment assets and the price we may receive upon sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and by other market conditions. As a result, a sale of an investment could result in a loss to the Partnership.

We estimate values of our investment assets in the preparation of our financial statements. While the determination of the fair value of our investment assets generally takes into consideration data from third-party pricing services or internally developed models using commonly accepted valuation techniques, the final determination of fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by other pricing services and the true exit price for such investments. Due to the illiquid nature of our investments, valuations may be difficult to obtain, may not be reliable, or may be sensitive to assumptions used in our valuation processes. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one market participant to another. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of these assets are materially higher than what could actually be realized in the market.

The market value of our investment assets may be adversely impacted by increasing interest rates.

In general, the valuation of our investment assets with fixed interest rates is dependent on the relation of the stated interest rate to the market interest rate for similar assets. Increasing market interest rates will generally result in declining investment asset valuations, which may decrease the amount realized on the sale of our investments or the amount of debt financing that can be obtained from lenders, each resulting in lower returns on our investment assets.

The receipt of contractual interest and principal payments on our MRBs, GILs and property loans will be affected by the economic results of the secured properties.

Our MRBs require the borrower to make regular principal and interest payments during their contractual term. Although our MRBs are issued by state or local governments, their agencies, and authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each MRB is backed by a non-recourse obligation of the owner of the secured property. Because of the non-recourse nature, the sole source of cash to make regular principal and interest on the MRB is the net cash flow generated by the operation of the secured property and the net proceeds from the ultimate sale or refinancing of the property (except in cases where a property owner or its affiliates has provided a limited guaranty of certain payments). This makes our investments in these MRBs subject to risks usually associated with direct investments in such properties. If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our MRB, a default may occur. Net cash flow and net sale proceeds from a property are applied only to debt service payments of the MRB secured by that property and are not available to satisfy debt service obligations on other MRBs that we hold. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of interest that we earn on our MRBs, and whether or not we will receive the entire principal balance of the MRBs as and when due, will depend to a large degree on the economic results of the secured properties.

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

The net cash flow from the operation of a multifamily property may be affected by many factors, such as the number of tenants, rental and fee rates, payroll costs, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other similar multifamily or student residential properties, mortgage rates for single-family housing, adverse developments or conditions resulting from or associated with climate change, and general and local economic conditions. In most of the markets in which the properties securing our investment assets are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants. Lower mortgage interest rates and federal tax deductions for interest and real estate taxes make single-family home ownership more accessible to persons who may otherwise rent apartments.

The rent restrictions and occupant income limitations imposed on properties securing our MRBs and GILs may limit the revenues of such properties.

Properties securing our MRB and GIL investments are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal rent subsidies are not generally available on these properties, tenant rents are limited in the LIHTC properties to 30% of the related tenant income for the designated portion of the property’s units. The issuing state or local government, agency or authority may also impose additional rent restrictions as a condition to the allocation of LIHTCs and private activity bond volume cap. As a result, the income from these restricted rents in combination with rents on market rate units may not be sufficient to cover all operating costs of the property and debt service on the applicable MRB or GIL investment.

There are risks related to the lease-up of newly constructed or renovated properties that may affect the MRBs, GILs and property loans secured by these properties.

We acquire MRBs, GILs and property loans to finance properties in various stages of construction or renovation. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk of default versus investments secured by mortgages on properties that are stabilized or fully leased. The properties may not achieve expected occupancy or debt service coverage levels. While we may require owners and their affiliates to provide certain payment guaranties during the construction and lease-up phases, we may not be able to do so in all cases or such guaranties may not fully protect us in the event a property is not leased to an adequate level of rents or economic occupancy as anticipated. In addition, Freddie Mac, through a servicer, has forward committed to purchase our GILs at maturity at par if the property has reached stabilization and other conditions are met. If the lease-up of the related properties is either not completed on schedule or rent levels are less than anticipated, then proceeds from Freddie Mac may be less than anticipated or may not meet the conditions for execution of the commitment. In such instances, we will pursue enforcement of payment guaranties from owners and their affiliates.

The repayment of principal of our MRBs, GILs, and property loans is principally dependent upon proceeds from the sale or refinancing of the secured properties.

The principal balance of most of our MRBs does not fully amortize by their stated maturity dates such that there is a lump-sum “balloon” payment due at maturity. The ability of the property owners to repay the MRBs with balloon payments is dependent upon their ability to sell the properties securing our MRBs or obtain adequate refinancing proceeds. The MRBs are not personal obligations of the property owners, and we rely solely on the value of the properties securing these MRBs for collection. Accordingly, if an MRB goes into default, our only recourse is to foreclose on the underlying property. If the value of the underlying property securing the MRB is less than the outstanding principal balance plus accrued interest on the MRB, we will incur a loss.

Our GILs and related property loans require interest only payments during their contractual term, so all principal will be repaid at the end of the contractual term. The GILs are primarily repaid through a conversion to permanent financing pursuant to a forward commitment from Freddie Mac, through a Freddie Mac-approved seller/servicer. Freddie Mac will purchase each of our GILs once certain conditions are met, at a price equal to the outstanding principal plus accrued interest and convert the GIL into a Freddie Mac Tax Exempt Loan (“TEL”) financing. The execution of Freddie Mac’s forward commitments is dependent on completion of construction and various other conditions that each property must meet. If such conditions are not met, then Freddie Mac is not required to purchase the GIL and we will pursue collection via other means. Alternatively, Freddie Mac may purchase the GIL at a value lower than par, which would then require the borrower to use additional sources to repay the principal on our GIL investment. The property loans related to our GILs are primarily to be repaid from future equity contributions by investors and other forward financing commitments provided by various parties. If Freddie Mac is not required to purchase the GIL and payment of the property loans from available sources is not made, the GIL and property loan will have defaulted and our recourse is to foreclose on the underlying property. We will also enforce our available recourse guaranty provisions against affiliates of the borrower. If the value of the property is less than the outstanding principal balance plus accrued interest on the GIL and related property loan, and we are unable to recoup any shortfall through enforcement of guaranties against affiliates of the borrower, then we will incur a loss. If there is a default, we are entitled to the borrower's original allocation of LIHTCs, which we can monetize through sales to third party investors. The value of the LIHTCs is dependent on market demand and the underlying properties ability to cover debt service during the permanent financing phase, which is uncertain.

We are subject to various risks associated with our MRB and property loan investments secured by seniors housing and skilled nursing properties.

We have acquired MRBs and property loans secured by seniors housing and skilled nursing properties. By their nature, such properties have different operational and financial risks than traditional affordable multifamily properties. The financial and operational risks of such properties may negatively impact a property’s ability to pay contractual debt service on our MRB or property loan investment. Such differences will also impact the availability and interest rates for debt financing associated with such investments.

The net cash flow from the operation of a seniors housing property may be affected by many factors, such as the number of tenants, rental rates, service revenues, payroll costs, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other seniors housing properties, the availability of alternative housing options such as single-family housing, adverse developments or conditions resulting from or associated with climate change, and general and local economic conditions. In most of the markets in which the properties securing our investment assets are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants.

The net cash flow from the operation of a skilled nursing property may be affected by many factors, such as the number of patient care days, patient acuity mix, patient payor mix and insurance reimbursement rates, availability and cost of nurses and staff, costs of care, general operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from similar properties, adverse developments or conditions resulting from or associated with climate change, and general and local economic conditions. Many such properties are reliant on relationships with physician and hospital networks for patient referrals and support, a lack of which could negatively impact operating results.

There are various risks associated with our JV Equity Investments.

Our JV Equity Investments represent equity investments in entities created to develop, construct and operate market-rate multifamily rental properties. We are entitled to certain distributions under the terms of the property-specific governing documents based on the availability of cash to pay such distributions. The only sources of cash flows for such distributions are either the net cash flows from the operation of the property, the cash proceeds from a sale of the property, or through permanent financing in the form of an MRB or other permanent financing structure. The net cash flow from property operations may be affected by many factors, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions. Sale proceeds are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by, among other factors, the operating results of the property, cap rates, local market conditions and competition, and interest rates on mortgage financing. If there are no net cash flows from operations or insufficient proceeds from a sale or a refinancing event, we are unlikely to receive distributions from our investments and we may be unable to recover our investments in these entities.

Our JV Equity Investments are passive in nature with operational oversight of each property controlled by our joint venture partner, as managing member, according to the entity’s operating agreement. We have the ability to remove the managing member under certain circumstances under the operating agreements. All properties are managed by a property management company affiliated with our joint venture partner. Decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends. Due to our non-controlling interest, we have limited influence on the operating policies and procedures for the JV Equity Investments.

There are risks related to the construction of properties underlying our investment assets.

We invest in MRBs, GILs and property loans secured by new construction or acquisition/rehabilitation multifamily and seniors housing properties, and we make equity investments in entities created to develop, construct and operate market-rate multifamily rental properties. Construction of such properties generally takes 18 to 36 months to complete. There is a risk that construction of the properties may be substantially delayed or never completed. This may occur for many reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) availability of construction materials and appliances; (iv) inability to obtain governmental approvals; (v) labor disputes; and (vi) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may be able to protect ourselves from some of these risks by obtaining construction completion guaranties from developers or other parties, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases, or such guaranties or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.

If a property is not completed on time or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the MRB, GIL and/or property loan secured by such property or otherwise result in a default. In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our MRB, GIL and/or property loan investments, resulting in losses. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or a property loan. Any return on these additional investments would be taxable. Also, if we foreclose on a property, we will no longer receive interest on the MRB, GIL and/or property loan secured by the property. The overall return to us from our investment in this circumstance is likely to be less than if the construction had been completed on time or within budget.

As it relates to our JV Equity Investments, if a property is not completed or costs more to complete than anticipated, it may cause us to receive a lower distribution than expected. Furthermore, we may be prevented from receiving a return on our investments or recovering our initial investment, which would adversely affect our results of operations.

Conditions in the low income housing tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRBs and other investments, each of which may have a material adverse effect on our results of operations and our business.

Conditions in the low income housing tax credit market due to changes in the U.S. corporate tax rates have previously had, and may in the future have, an adverse impact on our cost of borrowings and may also restrict our ability to invest in MRBs, GILs and other investments. These conditions, as well as the cost and availability of financing has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the low income housing tax credit markets has led many lenders and institutional investors to reduce, and in some cases cease providing, funding to borrowers. Our access to debt financing may be adversely affected. Changes in the U.S. tax rates, and the resulting impacts to the low income housing tax credit market, may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire MRBs, GILs and other investments and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

There are various risks associated with our commitments to fund investments on a draw-down or forward basis.

We have committed to advance funds for various investments on a draw-down basis during construction. We may also forward commit to purchase MRBs at a future date, contingent upon stabilization of an affordable multifamily rental property. Our gross outstanding investment commitments were approximately $428.3 million as of December 31, 2022. We believe our liquidity sources and debt financing arrangements are sufficient to fund our current investment commitments over time. However, if circumstances change such that our traditional liquidity sources and debt financing arrangements are insufficient, we may need to obtain funds by other methods, including, but not limited to, alternative financing arrangements, sales of assets, or raise additional capital. This could negatively impact our results of operations through higher costs or lower investment returns. We cannot assure you that we will have access to adequate equity or debt capital on favorable terms (including, without limitation, cost, advance rates, and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our operating cash flows and results of operations.

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

Properties related to our MRBs and JV Equity Investments are geographically concentrated in certain states.

The properties securing our MRBs are geographically dispersed throughout the United States, with significant concentrations in Texas, California, and South Carolina. Such concentrations expose us to potentially negative effects of local or regional economic downturns, which could prevent us from collecting principal and interest on our MRBs.

Seven of our 11 JV Equity Investments as of December 31, 2022 are related to market-rate multifamily properties in Texas. In addition, one JV Equity Investment for a property in Texas is reported as a consolidated VIE as of December 31, 2022. Such concentration exposes us to potentially negative effects of local or regional economic downturns, which could prevent us from realizing returns on our investments and recovery of our investment capital.

Our investments in certain asset classes may be concentrated with certain developers and related affiliates.

We typically source our investment assets through our relationships with multifamily property developers. There are concentrations with certain developers with our MRB, GIL, property loan, and JV Equity Investment asset classes. The developers and their affiliates typically mange the construction and operations of the underlying properties. Though our investment assets are not cross collateralized with each other, management or other issues with an individual developer or its affiliates may impact multiple investment assets associated with the individual developer, resulting in potential lower debt service coverage, and investment or asset impairments.

Recourse guaranties related to our GILs and property loans are concentrated in certain entities.

Two entities, which are affiliates of one of our developer relationships, have provided limited-to-full payment guaranties of the principal and interest for nine of our GIL investments and seven property loans. The entities are required to meet certain net worth and liquidity covenants under the terms of the guaranties. However, significant defaults causing enforcement of guaranties against the two entities will negatively impact our ability to enforce our guaranties in the event of multiple defaults on our GIL and property loan investments.

There is risk that a third-party developer that has provided guaranties of preferred returns on our Vantage JV Equity Investments may not perform.

A third-party guarantor has provided a guaranty of preferred returns on each of our Vantage JV Equity Investments through the fifth anniversary of construction commencement, up to a maximum amount for each investment. If the underlying market-rate multifamily rental properties do not generate sufficient cash proceeds, either through net cash flows from operations or upon a sale event or refinancing, then we are entitled to enforce the guaranty against the guarantor. If the guarantor is unable to perform on the guaranty, we may be prevented from realizing the returns earned on our Vantage JV Equity Investments during the guaranty period, which will result in the recognition of losses.

There are risks associated with the financial performance of our MF Property investment.

The financial performance of our MF Property investment depends on its rental and occupancy rates and its level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which the property is located. This, in turn, is affected by several factors such as local or national economic conditions, and the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation, inflation, real estate and other taxes, labor issues, and natural disasters can affect the economic operations of the properties. The MF Property is adjacent to a university and serves primarily university students. The further use, implementation, or future expansion of remote or hybrid learning options would have a negative impact on economic occupancy and physical occupancy. We may be in competition with other residential rental properties located in the same geographic area as the MF Property investment.

There are additional risks when we make property loans to properties securing our MRBs.

The property loans that we make to owners of the properties securing our MRBs are recourse or non-recourse obligations of the property owner and may not be secured by the related property. However, the primary source of principal and interest payments on these property loans is the net cash flow generated by these properties or the net proceeds from the sale or refinancing of these properties after payment of the related MRBs. The net cash flow from the operation of a property may be impacted by many factors as previously discussed. In addition, any payment of principal and interest is subordinate to payment of all principal and interest of the MRB secured by the property. As a result, there is a greater risk of default on a property loan than on the associated MRB. If a property is unable to pay current debt service obligations on its property loan, a default may occur. We may not be able to or do not expect to pursue foreclosure or other remedies against a property upon default of a property loan if the property is not in default on the MRB.

Our reserves for credit losses are based on estimates and may prove inadequate, which could have a material adverse effect on us.

We periodically review our MRB, taxable MRB, GIL, taxable GIL and property loan investments for impairment based on currently effective GAAP accounting guidance. The recognition of other-than-temporary impairment, provisions for credit losses, provisions for loan loss and the related impairment analyses are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s consolidated financial statements. Realized impairments may differ from our current estimates and could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. Any such impacts could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, or markets in which our borrowers or their properties are located.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for the Partnership on January 1, 2023. The standard replaced the incurred loss impairment methodology with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Partnership has determined that the GILs, taxable GILs, property loans, receivables reported within other assets, financial guaranties, financial commitments, and interest receivable related to such assets, will be within the scope of ASU 2016-13 once effective for the Partnership. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs from the incurred loss impairment methodology pursuant to GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the CECL model will affect how we determine our allowance for credit losses and will generally require us to increase our allowance. Moreover, the CECL model will create more volatility in the level of our allowance and provision for credit losses. The increase to our level of allowance for credit losses may affect our results of operations, financial condition, and business.

Properties related to our investment assets may not be completely insured against damages from natural disasters.

If a property underlying an investment asset was to be damaged by a natural disaster, such as a hurricane, earthquake, major storm or wildfire, the amount of uninsured losses could be significant, and the property owner may not have the resources to fully rebuild the property. In addition, the damage to a property may result in all or a portion of the rental units not being rentable for a period of time. If a property owner does not carry rental interruption insurance, the loss of rental income would reduce the cash flow available to pay principal and interest on MRBs, GILs and property loans secured by these properties. In addition, the property owner could also lose their LIHTCs if the property was not repaired. A loss of rental income would also reduce the cash available for our MF Properties and JV Equity Investments to pay us distributions.

The properties related to our investment assets may be subject to liability for environmental contamination which could increase the risk of default or loss on our investment.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator of real property knew of, or was responsible for, the release of such hazardous substances. We cannot assure that the properties related to our investment assets are or will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the MRB, GIL or property loan secured by the property or otherwise result in a loss of our investment in the property.

We are subject to reinvestment risk from maturities and prepayments of our investment assets.

Our MRB investments may have optional call dates that may be exercised by either the borrower or the Partnership that are earlier than the contractual maturity at either par or premiums to par. In addition, our GILs and most property loans are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment assets or for other various reasons. During periods of low prevailing interest rates, the interest rates we earn on new interest-bearing assets we acquire may be lower than the interest rates on our existing portfolio of interest-bearing assets. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new investment assets. New investment opportunities may not generate the same leveraged returns as our current investment assets such that our reported operating results may decline over time. We typically source our MRB and GIL investment opportunities through our relationships with multifamily property developers. Though we have a variety of property developer relationships, we cannot assure that such developers will continue to generate additional investment opportunities or that we will be awarded future investment opportunities due to various factors, including but not limited to, investment terms offered by our competitors.

Similarly, we are subject to reinvestment risk on the return of capital from redemption of our JV Equity Investments. Our initial equity contributions are returned upon sale of the underlying properties, at which time we will reinvest the capital into new JV Equity Investment or other investments. New investment opportunities may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, rising interest rates and increasing construction costs. Lower returns on new investment opportunities will result in declining operating results over time. The majority of our JV Equity Investments to date have been sourced through the Vantage developer group. During 2022, we closed two JV Equity Investments with the Freestone developer group. The key principals of the Freestone development group were formerly affiliated with the Vantage development group and were closely involved in our 20 Vantage JV Equity Investments to date. We cannot ensure that we will be presented with additional investment opportunities from the Vantage and Freestone development groups in the future, which could negatively impact our ability to redeploy capital or achieve continuing investment returns. We continually evaluate opportunities with other developer groups, but we cannot ensure that such opportunities will materialize or, if identified, result in returns similar to our past JV Equity Investments.

The effects of the outbreak and spread of a highly infectious or contagious disease may adversely affect our business activities, financial condition and results of operations.

Our business is dependent in large part on the willingness and ability of real estate developers to construct and operate the multifamily, seniors housing, skilled nursing and commercial properties securing MRBs, GILs, property loans and other investments. The spread of a highly infectious or contagious disease may cause severe disruptions in the U.S. economy, which may in turn disrupt the business, activities, and operations of properties securing or related to our investments, as well as our business and operations.

The spread of a highly contagious disease may cause elevated levels of unemployment or reduced economic output in our market areas and has or will cause financial hardship for tenants of multifamily and seniors housing properties, which may decrease rent collections. The U.S. government has or may institute various relief measures intended to provide economic assistance to businesses and individuals, but it is uncertain if such relief measures will be sufficient for the tenants of multifamily and seniors housing properties to avoid defaulting on their rent obligations, which would result in lower rent collections by project owners. In addition, many state and local governments have or may issue regulations preventing the eviction of tenants for a period of time, which limits the ability of multifamily and seniors housing properties to replace non-paying tenants, which may further negatively impact rent collections. In addition, shelter-in-place and social distancing measures imposed as a result of a highly infectious or contagious disease, will create challenges for the leasing of units and stabilization of projects that have completed construction. Lower rent collections and occupancy will negatively impact the ability of properties securing our MRBs, GILs, and property loans to meet debt service obligations. Lower rent collections and occupancy will also negatively impact the operating results of our MF Properties and the distributions and returns from our JV Equity Investments.

A highly infectious or contagious disease may cause significant volatility in the financial markets and the operating performance of properties related to our investment assets, which may negatively impair the value of our investments and cause us to recognize impairments. Such impairments may also require us to post additional collateral for our trust securitization financing arrangements, inhibit our ability to renew or obtain leverage for our investments, and lower the potential proceeds received on the sale of our investments. In addition, financial market volatility may prevent us from issuing additional BUCs or Preferred Units, which would negatively impact our access to additional capital and liquidity.

A highly infectious or contagious disease may disrupt the supply chain for materials and labor required for the construction of multifamily and seniors housing properties securing our MRBs, GILs, and property loans and multifamily properties that underlie our JV Equity Investments, causing delays in construction leading to additional costs to complete construction.

A highly infectious or contagious disease may necessitate employees of Greystone that manage our operations to work remotely or, if such employees are infected, may limit their ability to perform essential tasks. Though we maintain policies and contingencies if such employees are unavailable, there may be temporary disruptions to our day-to-day operations. In addition, a highly infectious or contagious disease may also negatively impact the business and operations of third-party service providers who perform critical services for us.

Risks Related to Debt Financings and Derivative Instruments

Our investment strategy involves significant leverage, which could adversely affect our financial condition and results of operations.

We may increase our investment risk exposure by funding a portion of new or existing investment assets with debt financing or other borrowing arrangements. To the extent that income derived from such leveraged assets exceeds our interest expense, hedging expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in such assets on a leveraged basis. Conversely, if the revenue from our investment does not sufficiently cover the interest expense, hedging expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds. Because of the credit and interest rate risks inherent in our investment strategies, we closely monitor the leverage of our investment portfolio. From time to time, our leverage ratio may increase or decrease due to several factors, including changes in the value of the underlying portfolio, changes in investment allocations and the timing and amount of acquisitions.

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay distributions to our Unitholders.

Our ability to fund our operations, meet financial obligations, and finance targeted investment opportunities may be impacted by an inability to secure and maintain debt financing from current or potential future lenders. Our lenders are primarily large global financial institutions or regional commercial banks, with exposures both to global financial markets and to more localized economic conditions. Whether because of a global or local financial crisis or other circumstances, such as if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase our retained interests required for such financing, or could increase the costs of that financing.

In addition, if there is a contraction in the overall availability of debt financing for our investment assets, including if the regulatory capital requirements imposed on our lenders change, our lenders may significantly increase the cost of the financing that they provide to us, or increase the amounts of collateral they require as a condition to providing us with financing. Our lenders may revise their eligibility requirements for the types of investment assets that they are willing to finance or the terms of such financing arrangements, including increases in our retained interest requirements, based on, among other factors, the regulatory environment and their management of actual and perceived risk.

Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the financed assets subject to such agreements. If a lender’s valuations for individual asset classes are lower than expected, the advance rate from the lender will be lower resulting in a net increase in our retained interests in the overall transaction and cause a decrease in our leveraged returns. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our Unitholders, or we may have to rely on less efficient forms of debt financing at higher costs thereby reducing our operating cash flows, net income and CAD, and reducing our funds available to make additional investments.

There are risks associated with debt financing programs that involve securitization of our investment assets.

We obtain debt financing through various securitization programs related to our investment assets. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors while we retain a residual interest. The trust administrator receives all the principal and interest payments from the underlying assets and distributes proceeds to holders of the various security interests. The senior securities are paid contractual principal and interest at a variable or fixed rate, depending on the terms of the security. As the holder of the residual interest, we are entitled to any remaining principal and interest after payment of all trust-related fees (i.e. trustee fees, remarketing agent fees, liquidity provider fees, credit enhancement fees, etc.). Specific risks generally associated with these asset securitization programs include the following:

Changes in interest rates can adversely affect the cost of the asset securitization financing.

The interest rates payable on certain senior securities are variable. The senior securities associated with our M33 TEBS and TOB trust securitizations have variable interest rates that reset on a weekly basis. The interest rates are determined by the respective remarketing agents based on the rate third party purchasers are willing to receive to purchase the senior securities at par. Changes in such rates are generally, though not always, consistent with movements in market interest rate indices. In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may be required in order to successfully remarket these securities. Any increase in the interest rate payable on the senior securities will cause an increase in our interest expense and decrease the amount of residual cash flows available to us. Higher short-term interest rates will reduce, and could even eliminate, the return on our residual interests.

Payments on our residual interests are subordinate to payments on the senior securities and to payment of all trust-related fees.

Our residual interests are subordinate to the senior securities and payment of all trust-related fees. As a result, none of the interest received by such a trust will be paid to us as the holder of a residual interest until all payments currently due on the senior securities and trust expenses have been paid in full. As the holder of residual interests in these trusts, we can look only to the cash flow of the trust remaining after payment of these senior obligations for payment on the residual interests. No third party guarantees the payment of any return to be received for our residual interests.

Termination of an asset securitization financing can occur for many reasons which could result in the liquidation of the securitized assets and result in additional losses.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for many different reasons relating to issues with the assets or issues with the trust itself. Potential termination triggers related to the securitized assets include non-payment of debt service or other defaults or a determination that the interest on the assets is taxable. Potential termination triggers related to a trust include a downgrade in the investment rating of the trust credit enhancer, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain credit or liquidity support for the trust. In each of these cases, the trust will be terminated and the securitized assets held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities plus accrued interest and all trust-related expenses then, we will be required, through our guaranty of the trusts, to fund any such shortfall. We may lose our investment in the residual interest and, except for our TEBS financings, realize additional losses to fully repay the senior trust obligations.

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

We may be required to post additional collateral if the securitized investment assets and related derivative instruments experience declines in value.

We may be required to post collateral, typically in cash, related to the TOB trusts and derivative instruments with Mizuho and Barclays as our counterparties. The amount of collateral posting required is dependent on the valuation of the investment assets and related derivative instruments in relation to thresholds set by the lenders on each business day.

Our net exposure, as calculated by Mizuho, was in favor of the Partnership in an amount of approximately $935,000 as of December 31, 2022. If the value of the Partnership’s positions with Mizuho experience a net decrease of over $935,000 then we will be required to post cash collateral for the net negative exposure. Our positions with Mizuho subject to daily valuation adjustment consist of $234.4 million of fixed rate MRBs, $46.1 million variable rate MRBs and taxable MRBs, $242.1 million of variable rate GILs and taxable GILs, $122.8 million of variable rate property loans, $194.7 million notional balance of interest rate swaps, and $102.7 million notional balance of our total return swap. Potential changes in the value of our variable rate assets are primarily driven by market credit spreads, not changes in the absolute level of market interest rates, such that valuations are typically at or near par. Furthermore, the total return swap valuation does not typically change with market interest rates. Our fixed rate MRBs and fixed payor interest rate swaps are most sensitive to changing market interest rates, however, we have structured the portfolio such that decreases in investment asset values will generally be offset by increases in the value of our interest rate swaps and vice versa. However, such relationships may diverge in the near term, which may result in us being required to post collateral with Mizuho.

Our net exposure, as calculated by Barclays, was in favor of the Partnership in an amount of approximately $690,000 as of December 31, 2022. If the value of the Partnership’s positions with Barclays experience a net decrease of over $690,000 then we will be required to post cash collateral for the net negative exposure. Our positions subject to daily valuation adjustment consist of $10.4 million of fixed rate MRBs, $23.9 million of fixed rate GILs and taxable GILs, $40.2 million of variable rate GILs, and $4.7 million of variable rate property loans. Potential changes in the value of our variable rate assets are primarily driven by market credit spreads, not changes in the absolute level of market interest rates, such that valuations are typically at or near par.

There is risk that we will not meet financial covenants, non-financial covenants and risk retention requirements.

We are subject to various financial and non-financial covenants according to our ISDA master agreements with Mizuho and Barclays. Such covenants included, but are not limited to, maintaining minimum partners’ capital balances, certain limits on declines in net assets over specified time periods, certain limitations on leverage, and requiring that the BUCs remain listed on a national securities exchange, such as the NYSE. Failure to comply with these covenants could result in an event of default, termination of the trust securitizations, acceleration of all amounts owed, and generally would give the counterparty the right to exercise certain other remedies under the ISDA master agreements. Further, certain of our ISDA master agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one trust securitization, that violation could lead to defaults, accelerations, or other adverse events under other trust securitizations and lines of credit as well.

Certain regulations related to our TOB trust securitizations require that we maintain a minimum economic interest in the residual and/or senior securities issued by the trust. Declines in the value of the securitized assets below certain levels will require us to purchase senior securities to satisfy our minimum risk retention requirements, which will negatively impact our liquidity and leveraged returns.

We are subject to various risks associated with our derivative agreements.

We purchase derivative instruments to either (i) mitigate our exposure to rising interest rates, or (ii) reduce the net interest cost related to our Secured Notes. There is no assurance these instruments will fully insulate us from any adverse financial consequences resulting from rising interest rates. In addition, our risks from derivative instruments include the following:

•
The costs to purchase our derivative instruments may not be recovered over the contractual term.
•
The counterparty may be unable to perform its obligations to us under the instrument.
•
If a liquid secondary market does not exist for these instruments, we may be required to maintain a derivative position until exercise or expiration, which could result in losses to us.
•
There may be a lack of available counterparties with acceptable credit profiles that are willing to originate derivative instruments for interest rate indices that match our variable interest rate exposure, such as the SIFMA index. In such instances, we may enter into derivative instruments related to different interest rate indices, such as SOFR, that we believe correlate closely with our variable interest rate exposure. However, we cannot be certain that such close correlation will be realized.
•
Changes in interest rates can adversely affect the net interest cost of the total return swaps and related Secured Notes.
•
We are required to post collateral associated with a decline in the fair value of the Secured Notes below the outstanding principal amount.
•
Upon termination of the total return swap, we will be required to cash settle any deficit associated with the fair value of the Secured Notes compared to the outstanding principal amount.

We report our derivative instruments at fair value on our financial statements with changes recorded in current earnings. This can result in significant period to period volatility in our reported net income over the term of these instruments.

We are subject to various risks associated with our secured line of credit arrangements.

We have two secured line of credit facilities that we utilize as temporary financing for our investment acquisitions and for general working capital needs. Balances on our secured line of credit facilities are secured by certain investment assets pledged as collateral.

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

The amount of the cash per BUC distributed by the Partnership may increase or decrease at the sole determination of the Partnership’s general partner based on its assessment of the amount of cash available to us for this purpose, as well as other factors it deems to be relevant. We may supplement our cash available for distribution with unrestricted cash. If we are unable to generate sufficient cash from operations, we may need to reduce the level of cash distributions per BUC from current levels. In addition, there is no assurance that we will be able to maintain our current level of annual cash distributions per BUC even if we complete our current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our BUCs.

Inflation may cause the real value of distributions on our BUCs and Preferred Units to decline.

Inflation risk is the risk that the value of income from investments will be worth less in the future as inflation decreases the value or purchasing power of money. Recently, inflation has increased to its highest level in decades. As inflation increases, the real value of our BUCs and Preferred Unit distributions therefore will decline.

Any future issuances of additional BUCs could cause their market value to decline.

We may issue additional BUCs from time to time to raise additional equity capital. The issuance of additional BUCs will cause dilution of the existing BUCs and may cause a decrease in the market price of the BUCs.

Certain rights of our BUC holders are limited by and subordinate to the rights of the holders of our Series A Preferred Units and Series A-1 Preferred Units and, if issued, Series B Preferred Units, and these rights may have a negative effect on the value of the BUCs.

The holders of our Preferred Units, and any other class or series of Partnership interests or securities, including debt securities, we may issue in the future that are expressly designated as ranking senior to the BUCs, have rights with respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs which are senior to those of the holders of BUCs. In addition, upon a liquidation, lenders with respect to our borrowings and potential debt securities will be entitled to receive our available assets prior to any distributions to the holders of our Preferred Units and BUCs. The holders of our Preferred Units also have the right to have their units redeemed by the Partnership under certain circumstances. The existence of these senior rights and preferences may have a negative effect on the value of the BUCs.

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

Under the terms of the Series A and Series A-1 Preferred Units, upon the sixth anniversary of the closing of the sale to an investor, and upon each anniversary thereafter, each holder of such Preferred Units will have the right, but not the obligation, to cause the Partnership to redeem, in whole or in part, the units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions thereon to the date of redemption. Under the terms of the Series B Preferred Units, upon the eighth anniversary of the closing of the sale to an investor, and upon each anniversary thereafter, each holder of such Preferred Units will have the right, but not the obligation, to cause the Partnership to redeem, in whole or in part, the units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions thereon to the date of redemption. Holders of the Preferred Units must provide written notice to the General Partner of their intent to redeem at least 180 days prior to the redemption date. In addition, if the General Partner determines that the ratio of the aggregate market value of issued and outstanding BUCs to the aggregate value of issued and outstanding Series A Preferred Units and Series A-1 Preferred Units has fallen below 1.0 and has remained below 1.0 for a period of 15 consecutive business days, then each holder of Series A, Series A-1 and Series B Preferred Units will have the right to redeem, in whole or in part, the Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus all declared and unpaid distributions thereon to the date of redemption. If such redemptions occur, we will be required to fund redemption proceeds using, including, but not limited to, our general secured line of credit, cash on hand, alternative financing, or the sale of assets. Such actions may limit our ability to make additional investments with accretive returns and may negatively impact our results of operations through higher costs or lower investment returns. If we do not have sufficient funds available to fulfill these obligations, we may be unable to satisfy an investor’s redemption right.

Certain holders of our Series A Preferred Units are nearing the sixth anniversary of the original issuance of their units and, therefore, will have the ability to redeem their units. We have received no redemption notices from holders as of December 31, 2022. However, in February 2023, we received notice from a holder of 2,000,000 Series A Preferred Units of its intent to redeem all its Series A Preferred Units. We anticipate paying redemption proceeds of $20.0 million in August 2023.

The assets held by the Partnership may not be considered qualified investments under the Community Reinvestment Act (“CRA”) by the bank regulatory authorities.

In most cases, “qualified investments” are required to be responsive to the community development needs of a financial institution’s delineated CRA assessment area or a broader statewide or regional area that includes the institution’s assessment area. For an institution to receive CRA credit with respect to the Partnership’s Preferred Units, the Partnership must hold CRA qualifying investments that relate to the institution’s CRA assessment area.

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

The Preferred Units are subordinated to all existing and future indebtedness, including indebtedness outstanding under any senior bank credit facility. The Partnership may incur additional debt under its senior bank credit facility or future credit facilities, including debt securities. The payment of principal and interest on its debt reduces cash available for distribution to Unitholders, including the Preferred Units.

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

Risks Related to Income Taxes

Income from various investments is subject to taxation.

Income from our property loans, taxable MRBs, taxable GILs, MF Properties, and JV Equity Investments and related gains or losses on sale are subject to federal and potentially state income taxes. Furthermore, income and gains generated by assets within our wholly owned subsidiary (the “Greens Hold Co”) and its subsidiaries are subject to federal, state and local income taxes as the Greens Hold Co is a “C” corporation for income tax purposes.

To the extent we generate taxable income, Unitholders will be subject to income taxes on this income, whether or not they receive cash distributions.

As a partnership, our Unitholders are individually liable for income taxes on their proportionate share of any taxable income realized by us, whether or not we make cash distributions.

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

We have determined to be treated as a partnership for federal income tax purposes. The purpose of this determination is to eliminate federal and state income tax liability for us and allow us to pass through our interest income on our MRBs and GILs, which we expect and believe to be tax-exempt, to our Unitholders so that they are not subject to federal income tax on this income. If our treatment as a partnership for tax purposes is successfully challenged, we would be classified as an association taxable as a corporation. This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by us to Unitholders being treated as taxable dividend income to the extent of our earnings and profits. The payment of these dividends would not be deductible by us. The listing of our BUCs for trading on the NYSE causes us to be treated as a “publicly traded partnership” under Section 7704 of the IRC. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held to produce interest or dividends, and certain other items. While we believe that all interest income is qualifying income, it is possible that some or all our income could be determined not to be qualifying income. In such a case, if more than ten percent of our annual gross income in any year is not qualifying income, we will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

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

The problems faced by Fannie Mae and Freddie Mac commencing in 2008 resulting in them being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity and credit enhancement for mortgage loans, including single family and multifamily mortgages. As a result, the future roles of Fannie Mae and Freddie Mac may be reduced (perhaps significantly) and the nature of their guaranty obligations could be considerably limited relative to historical measurements. Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guaranty obligations could have broad adverse implications for the housing market and our business, operations, and financial condition. If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (i.e., limitation or removal of the guaranty obligation, reduction in the size and scope of activities, etc.), our ability to utilize TEBS financings facilities would be materially and adversely impacted. In addition, if Freddie Mac is no longer willing to provide forward purchase commitments related to our future GIL investment opportunities, it may impact our ability to obtain leverage on such investment opportunities such that they may not be accretive to operating results.

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

It is not known what changes, if any, may be made to the CRA in the future and what impact these changes could have on regulators or the various states that have their own versions of the CRA. Changes in the CRA might affect our operations and might pose a risk to the successful realization of our investment objectives. Repeal of the CRA would significantly reduce the attractiveness of an investment in our Preferred Units for regulated investors. There is no guarantee that an investor will receive CRA credit for its investment in the Preferred Units.

The replacement of the London Interbank Bank Offering Rate (“LIBOR”) with an alternative reference rate may adversely affect our results of operations and financial condition.

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced the desire to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the FCA announced that certain LIBOR tenors either would cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 in the case of the 1-week and 2-month U.S. dollar tenors, and (ii) immediately after June 30, 2023 in the case of the remaining U.S. dollar tenors. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law by the President of the United States. This legislation enables a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable reference rate fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to use a replacement rate recommended by the Board of Governors of the Federal Reserve System. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, which is a steering committee comprised of large U.S. financial institutions, has identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative reference rate for U.S. dollar denominated LIBOR. At this time, it is not possible to predict how markets will respond to the use of SOFR or other alternative reference rates as the transition away from LIBOR benchmarks proceeds, and it remains uncertain how closely correlated such alternative reference rates may be to LIBOR in the near and long term. Our investment assets with interest rates indexed to LIBOR consisted of one MRB, one taxable MRB and three property loans as of December 31, 2022. The Partnership generally controls the determination of alternative reference rates for such investment assets. Regarding our liabilities, our general secured line of credit also has interest rates indexed to LIBOR as of December 31, 2022 and the secured credit agreement contains terms for selecting an alternative index if LIBOR is no longer available.

While we expect most tenors of LIBOR will be available during the first half of 2023, it is possible that LIBOR will become unavailable prior to June 30, 2023. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. As such, if LIBOR ceases to exist, we will need to amend our agreements referencing LIBOR rates based on the terms of each agreement or protocols issued by the International Swaps and Derivatives Association (“ISDA”).

The phasing out of LIBOR could impact short-term interest rates in general which could potentially increase the cost of our debt financing arrangements. The transition to an alternative rate is complex and will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative index will not result in, among other things, financial market disruptions. Moreover, the transition away from LIBOR to alternative reference rates could have an adverse effect on our business, financial condition, and results of operations, including as a result of any changes in the pricing of our investments, changes in the documentation for certain of our investments and debt financing arrangements and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation, or modifications to processes and systems.

General Risk Factors

We face possible risks associated with the effects of climate change and severe weather.

The physical effects of climate change could have a material adverse effect on our investments and operating results. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. These conditions may negatively impact the pace and cost of properties under construction. Over time, these conditions could result in declining demand and operating results for properties related to our investment assets. Climate change may also have indirect effects on our business by increasing the cost and/or availability of property insurance and increased repair and maintenance costs. There can be no assurance that climate change will not have a material adverse effect on our investments and operating results.

We are increasingly dependent on information technology, and potential disruption, cyber-attacks, security issues, and expanding social media vehicles present new risks.

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

Our third-party service providers and Greystone affiliates are primarily responsible for the security of their own information technology environments and, in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All such third-party vendors face risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us.

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

Each of our MRB and GIL investments are collateralized by multifamily, senior housing or commercial properties. We also have property loans that are also secured by these properties but do not hold title or any other interest in the properties.

We owned the Suites on Paseo and certain land held for development that are reported within the MF Properties segment as of December 31, 2022. We recorded one JV Equity Investment as a consolidated VIE and it is reported within the Market-Rate Joint Venture Investments segment as of December 31, 2022. Our real estate assets are summarized as follows:

Real Estate Assets as of December 31, 2022
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,244	$39,799,082	$42,998,326
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	1,003,857	3,664,472
Land held for development		(2)	1,551,196	-	1,551,196
					$48,213,994
Less accumulated depreciation					(11,663,516)
Real estate assets, net					$36,550,478
(1)
The assets are owned by a consolidated VIE for the development of a market-rate multifamily property. See Note 5 of the consolidated financial statements in Item 8 for further information.
(2)
Land held for development consists of land and development costs for parcels of land in Richland County, SC and Omaha, NE.

Item 3. Legal Proceedings.

The Partnership is periodically involved in ordinary and routine litigation incidental to its business. In our judgment, there are no material pending legal proceedings to which we are a party or to which any of the properties associated with our investments are subject, in which a resolution is expected to have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Partnership’s BUCs trade on the NYSE under the trading symbol “GHI.”

BUC Holder Information

As of January 31, 2023, we had 22,538,878 BUCs outstanding held by a total of approximately 16,200 holders of record. In addition, the Partnership had outstanding unvested restricted unit awards (“RUA” or “RUAs”) for 87,334 BUCs held by 16 individuals as of December 31, 2022.

Distributions

Future distributions paid by the Partnership per BUC will be at the sole discretion of its General Partner and will be based upon financial, capital, and cash flow considerations. In addition, the holders of outstanding Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the General Partner, out of funds legally available therefor, in accordance with the terms and in the amount set forth in the Partnership Agreement. Distributions to the BUCs rank junior to distributions to the Preferred Units, and, therefore, such distributions may be limited under certain circumstances. See Note 20 to the Partnership’s consolidated financial statements for a further description of the Preferred Units. The Partnership currently expects to continue to pay distributions on its Preferred Units and BUCs in the future.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2022:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	87,334	$-	478,155	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	87,334	$-	478,155

(1) Represents the BUCs which remain available for future issuance under the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan.

Unregistered Sale of Equity Securities

The Partnership did not sell any BUCs in 2022 or 2021 that were not registered under the Securities Act of 1933, as amended. There were no sales of unregistered Preferred Units in 2022 or 2021.

The Partnership did not repurchase any outstanding BUCs during the fourth quarter of 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to Greystone Housing Impact Investors LP, its consolidated subsidiaries, and consolidated VIEs for all periods presented. See Note 2 and Note 5 to the Partnership’s consolidated financial statements for further disclosure.

On April 1, 2022, the Partnership effected a one-for-three reverse unit split of its outstanding BUCs (the “Reverse Unit Split”). On October 31, 2022, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022 (the “Third Quarter BUCs Distribution”). On January 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022 (the “Fourth Quarter BUCs Distribution”, collectively with the Third Quarter BUCs Distribution, the “BUCs Distributions”). The amounts indicated in this Item 7 have been adjusted to reflect both the Reverse Unit Split and the BUCs Distributions on a retroactive basis.

Executive Summary

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily housing, seniors housing and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily housing properties. We expect and believe the interest received on these MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by us and may or may not be secured by real estate.

We also make noncontrolling equity investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily properties. We are entitled to distributions if, and when, cash is available for distribution either through operations, a refinance or sale of the property. In addition, the Partnership may acquire and hold interests in multifamily, student and senior citizen residential properties (“MF Properties”) until their “highest and best use” can be determined by management.

As of December 31,2022, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 24 to the Partnership’s consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the years ended December 31, 2022 and 2021 (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	Percentage of Total	2021	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$63,375	78.2%	$46,199	67.5%
Seniors and Skilled Nursing MRB Investments	713	0.9%	78	0.1%
Market-Rate Joint Venture Investments	9,130	11.3%	14,967	21.9%
MF Properties	7,856	9.7%	7,209	10.5%
Total revenues	$81,074		$68,453

Net income (loss)
Affordable Multifamily MRB Investments	$17,331	26.4%	$8,620	22.6%
Seniors and Skilled Nursing MRB Investments	705	1.1%	72	0.2%
Market-Rate Joint Venture Investments	48,054	73.3%	30,056	78.9%
MF Properties	(528)	-0.8%	(648)	-1.7%
Net income	$65,562		$38,100

Corporate Responsibility

We are committed to corporate responsibility and the importance of developing environmental, social and governance (“ESG”) policies and practices consistent with that commitment. We believe the implementation and maintenance of such policies and practices benefit the employees that serve the Partnership, support long-term performance for our Unitholders, and have a positive impact on society and the environment.

Environmental Responsibility

Achieving environmental and sustainability goals in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific qualified allocation plan (“QAP”) as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. During 2022, we closed the following MRB and GIL investments related to properties that were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs:

Property Name	Project Type	Investment Types	Total Partnership Investment Commitment	Environmental Highlights
Residency at the Entrepreneur	New Construction	MRBs and taxable MRB	$72,000,000	- ENERGY STAR appliances - Greenguard Gold certified insulation - Low water and maintenance landscaping
Residency at the Empire	New Construction	MRBs and taxable MRB	88,404,500	- ENERGY STAR appliances - Greenguard Gold certified insulation - Low water and maintenance landscaping
Magnolia Heights	Acquisition & Rehabilitation	GIL and property loan	30,700,000	- ENERGY STAR appliances - Low-flow fixtures - Anticipating EarthCraft Multifamily certification
Poppy Grove I	New Construction	GIL and taxable GIL	56,846,000	- ENERGY STAR appliances - Greenguard Gold certified insulation - Low water and maintenance landscaping
Poppy Grove II	New Construction	GIL and taxable GIL	33,191,300	- ENERGY STAR appliances - Greenguard Gold certified insulation - Low water and maintenance landscaping
Poppy Grove III	New Construction	GIL and taxable GIL	63,600,000	- ENERGY STAR appliances - Greenguard Gold certified insulation - Low water and maintenance landscaping
Total			$344,741,800

In 2021, we acquired an MRB investment secured by Meadow Valley, a to-be-constructed 154-unit seniors housing facility in Traverse City, MI. Part of the construction financing is provided through a Commercial Property Assessed Clean Energy (C-PACE) program, which is a state policy-enabled financing mechanism that allows developers to access the capital needed to make renewable energy accessible and cost-effective. In the case of Meadow Valley, C-PACE financing of $24.8 million will be provided to finance energy conservation features including high efficiency windows, roof, walls, heating, cooling, indoor and outdoor lighting, water heating and low-flow fixtures. The C-PACE financing is repaid through a property tax assessment over the life of the property. Many lenders are averse to financing properties with C-PACE financing as the tax assessment is a senior obligation of the property. We have developed underwriting procedures that allow for the borrower to obtain C-PACE financing and still meet our security and underwriting requirements. We will continue to evaluate investment opportunities related to properties that utilize C-PACE financing for future investment as we want to encourage our borrowers to utilize clean energy design and construction practices.

The Suites on Paseo MF Property, which is wholly owned by the Partnership, is a LEED Silver Certified property. LEED provides a framework for healthy, efficient, carbon and cost-saving green buildings. To achieve LEED certification, a property earns points by adhering to prerequisites and credits that address carbon, energy, water, waste, transportation, materials, health and indoor environmental quality. In addition, the property has three rooftop solar panels arrays to generate renewable energy for the local power system. Two of the arrays are owned by the local utility provider on roof space leased by the property and the third array is owned by the property.

We are committed to minimizing the overall environmental impact of our corporate operations. The Partnership’s operations are primarily managed by 14 employees of Greystone Manager, so we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

Social Responsibility

Our MRB and GIL investments directly support the construction, rehabilitation, and stabilized operation of decent, safe, and sanitary affordable multifamily housing across the United States. The development of affordable multifamily housing has relatively broad legislative support at the federal and state levels. Each of the properties securing our MRB and GIL investments is required to maintain a minimum percentage of units set-aside for a combination of extremely low-income (30% of area median income or “AMI”), very low-income (50% of AMI), and low-income (80% of AMI) tenants in accordance with IRC guidelines, and the owners of the properties often agree to exceed the minimum IRC requirements. The rent charged to income qualified tenants at MRB or GIL properties is often restricted to a certain percentage of the tenants’ income, making them more affordable. For any newly originated MRBs or GILs associated with a low-income housing tax credit property, restrictions regarding tenant incomes and rents charged to those low-income households are required. In addition, certain borrowers related to our MRB investments are non-profit entities that provide affordable multifamily housing consistent with their charitable purposes. These properties provide valuable housing and support services to both low-income and market-rate tenants and create housing diversity in the geographic and social communities in which they are located.

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of December 31, 2022:

	Total Number of Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	10,247	64	12	$748,659,112	48%
GILs, taxable GILs and related property loans	2,419	13	6	438,232,932	28%
Total	12,666	77		$1,186,892,044	76%

Certain investments may be eligible for regulatory credit under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of the communities in which they exist, including low- and moderate-income (LMI) neighborhoods. See “Community Investments” in this Item 7 below for further information regarding assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA.

We and Greystone are committed to supporting our workforce. Greystone has implemented evaluation and compensation policies designed to attract, retain, and motivate employees that provide services to the Partnership to achieve superior results. Greystone also provides formal and informal training programs to enhance the skills of employees providing services to the Partnership and to instill Greystone’s corporate policies and practices. We are also committed to ensuring the safety of personnel that work for third-party contractors that perform services at properties that underlie our investment assets. Specifically for properties under construction, we consider the safety record of contractors and monitor safety incidents through reviews of independent construction monitoring reports.

Greystone and the Partnership are committed to diversity, equity and inclusion (“DEI”). Specific Greystone DEI initiatives include formal diversity training and employee resources groups to support a diverse workforce as well as a formal DEI committee and DEI Leadership Council to lead and advise all DEI related work, events, and learning. Of the 14 employees of Greystone Manager responsible for the Partnership’s operations, three are women and one employee identifies as ethnically diverse.

Corporate Governance

Greystone Manager, as the general partner of the Partnership’s general partner, is committed to corporate governance that aligns with the interests of our Unitholders and stakeholders. We set high ethical standards for our related employees and partners. We regularly review and update, as appropriate, our policies governing ethical conduct and responsible behavior in order to support our sustainable and continued success. Our Code of Business Conduct and Ethics is applicable to all Greystone personnel that provide services to the Partnership and is available on the Partnership’s website. All employees are required to annually affirm that they have read and understood the Code of Business Conduct and Ethics. Employees are encouraged to share any ethics or compliance concerns with their supervisors or confidentially through our third-party managed hotline. We maintain a formal compliance policy to investigate ethics or compliance concerns and to protect whistleblowers. Our policy is designed to meet the requirements and standards of the Sarbanes Oxley Act of 2022 and the Securities and Exchange Act of 1934.

The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Greystone Manager Board of Managers is in compliance with the NYSE listing rules and SEC rules applicable to the Partnership. All the members of the Audit Committee of Greystone Manager are independent under the applicable SEC and NYSE independence requirements, two of whom qualify as “audit committee financial experts.” Of the six Managers of Greystone Manager, one Manager is female.

The Greystone Manager Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The following table summarizes the number of meetings and attendance during 2022:

	Number of Meetings	Attendance Percentage
Board of Managers	4	100%
Audit Committee	4	100%

Affordable Multifamily MRB Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for residential properties and commercial properties in their market area. We have also invested in taxable MRBs, GILs, taxable GILs and property loans which are included within this segment. All “General and administrative expenses” on our consolidated statements of operations are reported within this segment. As of December 31, 2022, we owned 76 MRBs with aggregate outstanding principal of $766.3 million and 13 GILs with aggregate outstanding principal of $300.2 million. Most of these MRBs and the GILs were issued by various state and local housing authorities to provide construction and/or permanent financing for 78 multifamily and seniors housing properties containing a total of 13,241 rental units located in 16 states in the United States.

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

Our MRBs, taxable MRBs, GILs, taxable GILs and certain property loans are secured by a mortgage or deed of trust. One MRB is secured by ground, facility, and equipment of a commercial ancillary health care facility in Tennessee. Property loans related to multifamily properties are also included in this segment and may or may not be secured by a mortgage or deed of trust.

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$63,375	$46,199	$17,176	37.2%
Interest expense	28,545	20,382	8,163	40.1%
Segment net income	17,331	8,620	8,711	101.1%

Comparison of the years ended December 31, 2022 and 2021

Total revenues increased for 2022 as compared to the same period in 2021 due primarily to:

•
An increase of approximately $6.0 million in interest income from recent MRB acquisitions, offset by a decrease of approximately $5.0 million in interest income from MRB investments due to redemptions and principal paydowns;
•
An increase of approximately $6.8 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $5.1 million in other interest income due to additional property loan, taxable MRB and taxable GIL investments and higher average interest rates;
•
An increase of approximately $3.2 million in other interest income for payments received on redemption of the Ohio Properties, Live 929 Apartments, and Cross Creek property loans in 2022 that were previously in nonaccrual status;
•
An increase of approximately $1.5 million in interest income due to discount accretion on the Cross Creek MRB upon redemption at par in September 2022;
•
An increase of approximately $1.4 million of other interest income due to increasing interest earned on cash balances; and
•
A decrease of approximately $1.8 million in contingent interest income recognized in July 2021 upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs.

Total interest expense increased for 2022 as compared to the same period in 2021 due primarily to:

•
An increase of approximately $3.0 million due to an increase in the average outstanding principal of approximately $206.9 million;
•
An increase of approximately $11.0 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $1.1 million in amortization of deferred financing costs, which includes approximately $719,000 of previously unamortized deferred financing costs that were recognized as interest expense upon the redemption and reissuance of certain TOB financings during 2022; and
•
A decrease of approximately $7.0 million due to an increase in the fair market value of interest rate derivative instruments attributable to rising market interest rates.

Segment net income for 2022 increased as compared to the same period in 2021 as a result of the following factors:

•
The changes in total revenue and total interest expense detailed in the tables below;
•
A decrease in the provision for credit loss of approximately $1.9 million related to the Provision Center 2014-1 MRB in 2021;
•
A decrease in the provision for loan loss of approximately $444,000 related to the Live 929 Apartments property loan in 2021; and
•
An increase in general and administrative expenses related to increases of approximately $1.2 million in administration fees paid to AFCA2 due to greater assets under management, approximately $899,000 in employee salaries, bonuses and benefits, approximately $254,000 in restricted unit award compensation, approximately $140,000 in travel expenses, and approximately $107,000 in annual insurance premiums.

The following tables summarize the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for 2022 and 2021. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Years Ended December 31,
	2022				2021
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$693,043	$40,825	5.9%	(1)	$661,731	$38,272	5.8%
Governmental issuer loans	239,393	11,330	4.7%		132,593	4,498	3.4%
Property loans	109,524	8,874	8.1%	(2)	25,674	1,211	4.7%
Other investments	14,096	852	6.0%		3,164	257	8.1%
Total interest-earning assets	$1,056,056	$61,881	5.9%		$823,162	$44,238	5.4%
Contingent interest income		-				1,849
Non-investment income		1,494				112
Total revenues		$63,375				$46,199

Interest-bearing liabilities:
Lines of credit	$21,604	$883	4.1%		$8,360	$246	2.9%
Fixed TEBS financing	262,820	10,353	3.9%		286,485	11,108	3.9%
Variable TEBS financing	76,298	2,044	2.7%		77,647	1,100	1.4%
Variable Secured Notes (3)	102,885	5,717	5.6%		103,260	2,357	2.3%
Fixed Term TOB financing	12,895	255	2.0%		12,990	358	2.8%
Variable TOB financing	481,731	14,221	3.0%		262,603	4,268	1.6%
Amortization of deferred finance costs	N/A	2,078	N/A		N/A	968	N/A
Derivative fair value adjustments	N/A	(7,006)	N/A		N/A	(23)	N/A
Total interest-bearing liabilities	$958,233	$28,545	3.0%		$751,345	$20,382	2.7%
Net interest income/spread (4)		$33,336	3.2%			$23,856	2.9%

(1)
Interest income includes $1.5 million due to discount accretion on the Cross Creek MRB upon redemption at par during 2022. Excluding this item, the average interest rate was 5.7%.
(2)
Interest income includes $3.2 million for payments received on property loans that were previously in nonaccrual status during 2022. Excluding these items, the average interest rate was 5.2%.
(3)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.
(4)
Net interest income equals the difference between total interest income from interest-earning assets minus total interest expense from interest-bearing liabilities. Net interest spread equals annualized net interest income divided by the average interest-bearing liabilities during the period.

The following tables summarize the changes in interest income and interest expense between 2022 and 2021, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Years Ended December 31, 2022 vs. 2021
	Total Change		Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$2,553		$1,811	$742	(1)
Governmental issuer loans	6,832		3,623	3,209
Property loans	7,663		3,955	3,708	(2)
Other investments	595		888	(293)
Total interest-earning assets	$17,643		$10,277	$7,366

Interest-bearing liabilities:
Lines of credit	$637		$390	$247
Fixed TEBS financing	(755)		(918)	163
Variable TEBS financing	944		(19)	963
Variable Secured Notes (3)	3,360		(9)	3,369
Fixed Term TOB trust financing	(103)		(3)	(100)
Variable TOB financing	9,953		3,561	6,392
Amortization of deferred finance costs	1,110	(4)	N/A	1,110
Derivative fair value adjustments	(6,983)		N/A	(6,983)
Total interest-bearing liabilities	$8,163		$3,002	$5,161
Net interest income	$9,480		$7,275	$2,205

(1)
The average change attributable to rate includes $1.5 million of discount accretion on the Cross Creek MRB upon redemption at par during 2022.
(2)
The average change attributable to rate includes $3.2 million for payments received on property loans that were previously in nonaccrual status during 2022.
(3)
Interest expense is reported net of income/loss on the Partnership's total return swap agreements.
(4)
Due in part to $719,000 of previously unamortized deferred financing costs that were recognized as interest expense upon the redemption and reissuance of certain TOB financings during 2022, respectively.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of December 31, 2022. We continue to regularly discuss operations and potential lingering effect of COVID-19 with property owners and property management service providers of multifamily properties securing our MRBs. We have noted in conversations with certain property managers that rent payment relief programs were utilized by some of the tenant population during 2022. We did observe slight declines in occupancy and operating results at the multifamily properties securing our MRBs due to COVID-19. However, operating results, plus the availability of reserves, have allowed all properties to be current on contractual debt service payments. If property operating results significantly decline in the future, we may choose to provide support to the properties through supplemental property loans to prevent defaults on the related MRBs.

Our sole student housing property securing an MRB, Live 929 Apartments, was 91% occupied as of December 31, 2022, which is lower than the average occupancy of 95% during the school term from September 2021 through May 2022. However, the borrower has leased units at higher rental rates for the 2022-2023 academic year such that overall revenues are expected to increase. In January 2022, the borrower completed a restructuring of all senior debt secured by the property and the borrower was current on all contractual MRB principal and interest payments as of December 31, 2022.

The proton therapy center securing the Provision Center 2014-1 MRB was successfully sold out of bankruptcy in July 2022 and a liquidation plan is being finalized by the debtor and the bankruptcy court. We are entitled to approximately 9.2% of proceeds to all MRB holders. Our reported net carrying value of the MRB, inclusive of accrued interest, was $4.6 million for GAAP purposes as of December 31, 2022, and is our estimate of the proceeds we will ultimately receive upon liquidation. We received partial liquidation proceeds of $3.7 million in January 2023 and expect the remaining proceeds to be received at final liquidation.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Six of the 13 underlying affordable multifamily properties had commenced leasing operations as of December 31, 2022. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor or incurred material construction cost overruns.

As many of our GIL investments and certain MRB investments have variable interest rates, we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction budget contingency balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. We have noted that some properties that are complete or nearing completion have incurred interest costs that have exceeded capitalized interest reserves. In such instances, the developer has either reallocated other available reserves and contingencies, deferred their developer fees, or made direct cash payment during construction to ensure all interest is paid and avoid enforcement of our recourse guaranties against the developers and their affiliates. In addition, such projects have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of the independent living, assisted living and memory care units.

As of December 31, 2022, we owned one MRB with aggregate outstanding principal of $4.7 million, with an outstanding commitment to provide additional funding of $39.3 million on a draw-down basis during construction. This MRB was issued to finance the construction and stabilization of a combined independent living, assisted living and memory care property in Traverse City, MI, with 154 total units. Furthermore, in 2021 we funded a property loan secured by a skilled nursing facility in Houston, TX, which was redeemed in September 2022.

The following table compares operating results for the Seniors and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$713	$78	$635	814.1%
Interest expense	6	-	6	N/A
Segment net income	705	72	633	879.2%

Operations in this segment began in December 2021. The Meadow Valley property securing our MRB is currently drawing on our investment commitment to fund construction costs.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of our noncontrolling joint venture equity investments in market-rate multifamily properties, also referred to as our investments in unconsolidated entities or JV Equity Investments, and property loans due from market-rate multifamily properties. Our joint venture equity investments are passive in nature. Operational oversight of each property is controlled by our joint venture partner according to the entity’s operating agreement. All properties are managed by a property management company affiliated with our joint venture partner. Decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends.

An affiliate of our joint venture partner provides a guaranty of our preferred returns on our Vantage equity investments through a date approximately five years after commencement of construction. We account for our joint venture equity investments using the equity method and recognize our preferred returns during the hold period. Upon the sale of a property, net proceeds will be distributed according to the entity operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized in net income upon receipt. Historically, the majority of income from our JV Equity Investments is recognized at the time of sale. As a result, we may experience significant income recognition in those quarters when a property is sold and our equity investment is redeemed.

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$9,130	$14,967	$(5,837)	-39.0%
Interest expense	870	428	442	103.3%
Gain on sale of investments in unconsolidated entities	39,805	15,521	24,284	156.5%
Segment net income	48,054	30,056	17,998	59.9%

Comparison of the years ended December 31, 2022 and 2021

The decrease in total revenues in 2022 as compared to 2021 was primarily due to the following factors:

•
An increase of approximately $2.2 million in investment income from equity contributed to JV Equity Investments during 2021 and 2022;
•
A net decrease of approximately $3.2 million in investment income due to preferred return distributions from Vantage at Stone Creek and Vantage at Coventry in November 2021;
•
Decreases of approximately $2.4 million, $1.4 million, and $862,000 of investment income recognized on the sales of Vantage at Powdersville, Vantage at Bulverde, and Vantage at Germantown in 2021; and
•
A decrease of approximately $222,000 of investment income due to the sale of Vantage at Murfreesboro in March 2022.

Interest expense for 2022 is related to our General LOC that is primarily secured by our JV Equity Investments.

The gain on sale of JV Equity Investments for 2022 primarily consisted of the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.5 million;
•
The sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million; and
•
The sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million.

The gain on sale of JV Equity Investments for 2021 primarily consisted of the following:

•
The sale of Vantage at Germantown in March 2021 for approximately $2.8 million;
•
The sale of Vantage at Powdersville in May 2021 for approximately $5.5 million;
•
The sale of Vantage at Bulverde in August 2021 for approximately $7.0 million; and
•
Receipt of approximately $294,000 in November 2021 upon the resolution of gain contingencies related to the sale of Vantage at Panama City Beach in September 2019.

The change in segment net income for 2022 as compared to 2021 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Operational Matters

We have noted no material construction cost overruns to date, despite generally volatile market prices for construction materials, particularly lumber and commodities. In addition, we have noted no material issues in securing materials and labor needed to construct the properties underlying our JV Equity Investments, despite general supply chain constraints noted in the current business environment. The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. We have noted that some properties that are complete or nearing completion have incurred interest costs that have exceeded capitalized interest reserves, but there are either sufficient construction contingencies or the developer has deferred a portion of its developer fees until completion or there are otherwise funds to pay the earned developer fee. Such interest costs overrun may, absent other developments, result in lower returns on our JV Equity Investments.

As of December 31, 2022, three investments have stabilized occupancy of 90% or above: Vantage at Conroe, Vantage at Stone Creek, and Vantage at Coventry. Vantage at Stone Creek and Vantage at Coventry were sold in January 2023 with gains on sale totaling approximately $15.2 million that will be recognized in the first quarter of 2023. Vantage at Tomball and Vantage at Helotes have completed construction, are in the initial leasing phase, and are 79% and 57% occupied as of December 31, 2022, respectively.

In October and November 2022, we executed commitments for Freestone Greeley and Freestone Cresta Bella, each a to-be-constructed market-rate multifamily property. These are our first investments with the Freestone development group as managing member. The key principals of the Freestone development group were formerly affiliated with the Vantage development group and were closely involved in our 20 Vantage JV Equity Investments to date. The Freestone and Vantage development groups will work collaboratively together to bring the Partnership’s eight remaining Vantage branded JV Equity Investments to completion and ultimate sale. The remaining key principals of the Vantage development group may present future JV Equity Investment opportunities to the Partnership, as may the Freestone development group.

In February 2023, we executed a $8.2 million commitment for Valage Senior Living Carson Valley, a to-be-constructed seniors housing property in Minden, NV. The structure of this JV Equity Investment is substantially the same as our Vantage and Freestone JV Equity Investments. The managing member of the property is an experienced seniors housing developer and operator. We believe our initiation of JV Equity Investments for seniors housing properties diversifies the exposure of our portfolio of JV Equity Investment while offering risk-adjusted returns similar to our current portfolio.

We continue to look for other opportunities to deploy capital in this segment. We are evaluating opportunities to expand beyond our traditional multifamily investment footprint in Texas. We are seeking other experienced joint venture partners for potential expansion into other markets, or other asset classes, in order to achieve more scale in this segment.

MF Properties Segment

As of December 31, 2022 and 2021, the Partnership owned the Suites on Paseo MF Property containing a total of 384 rental units. As of December 31, 2021, the Partnership also owned The 50/50 MF Property which was sold to an unrelated non-profit organization in December 2022.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
MF Properties
Total revenues	$7,856	$7,209	$647	9.0%
Real estate operating expense	4,738	3,992	746	18.7%
Interest expense	1,043	1,134	(91)	-8.0%
Segment net income (loss)	(528)	(648)	120	18.5%

Comparison of the years ended December 31, 2022 and 2021

The increase in total revenues for 2022 as compared to 2021 is primarily the result of an increase in revenue at the Suite on Paseo of approximately $760,000 due to higher occupancy as on-campus enrollment recovers from declines caused by the COVID-19 pandemic. This was partially offset by a reduction in revenue of approximately $116,000 due to the sale of the Partnership's ownership interest in The 50/50 MF property in December 2022.

The increase in real estate operating expense for 2022 as compared to 2021 is due primarily to an increase in general operating expenses and increasing variable costs as a result of higher occupancy, such as utilities and repairs and maintenance.

The decrease in interest expense is due to a decrease in the average outstanding principal.

The improvement in segment net loss for 2022 as compared to 2021 was due to the changes in total revenue and interest expense described above. Included in segment net loss is depreciation expense of $2.7 million for 2022 and 2021.

Operational Matters

In December 2022, we sold 100% of our ownership interest in The 50/50 MF Property to an unrelated non-profit organization. We received an unsecured property loan in return upon sale payable from future net cash flows of the property. The buyer assumed two mortgages payable associated with the property and we agreed to provide certain recourse support for the assumed mortgages. As a result of the sale, we deconsolidated The 50/50 MF Property in our consolidated financial statements as of the date of sale. We have deferred a gain on sale of approximately $6.6 million and will recognize the gain upon collection of principal of the unsecured property loan.

The Suites on Paseo has generated sufficient operating cash flows to meet all operational obligations through December 31, 2022. The Suites on Paseo MF Property, which is adjacent to San Diego State University, was 98% occupied as of December 31, 2022.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment assets. The narrative discussion that follows provides a brief operating analysis of each investment asset class as of and for the years ended December 31, 2022 and 2021.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of December 31, 2022. Debt service on our MRBs for the non-consolidated stabilized properties was current as of December 31, 2022. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the years ended December 31,
Property Name	State	2022	2022	2021	2022	2021
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments (4)	CA	45	100%	n/a	95%	n/a
Courtyard	CA	108	100%	100%	96%	92%
Glenview Apartments	CA	88	97%	97%	86%	95%
Harden Ranch	CA	100	99%	96%	96%	96%
Harmony Court Bakersfield	CA	96	96%	96%	90%	91%
Harmony Terrace	CA	136	95%	99%	132%	118%
Las Palmas II	CA	81	99%	100%	98%	98%
Lutheran Gardens	CA	76	91%	96%	90%	98%
Montclair Apartments	CA	80	98%	95%	93%	94%
Montecito at Williams Ranch Apartments	CA	132	90%	98%	101%	106%
Montevista	CA	82	93%	95%	90%	104%
San Vicente	CA	50	98%	98%	88%	95%
Santa Fe Apartments	CA	89	93%	98%	91%	95%
Seasons at Simi Valley	CA	69	97%	100%	118%	109%
Seasons Lakewood	CA	85	100%	99%	102%	97%
Seasons San Juan Capistrano	CA	112	96%	95%	100%	96%
Solano Vista	CA	96	99%	98%	86%	102%
Summerhill	CA	128	98%	98%	90%	91%
Sycamore Walk	CA	112	96%	100%	84%	90%
The Village at Madera	CA	75	96%	99%	98%	102%
Tyler Park Townhomes	CA	88	100%	99%	98%	97%
Vineyard Gardens	CA	62	100%	100%	100%	97%
Westside Village Market	CA	81	99%	96%	91%	93%
Brookstone	IL	168	97%	97%	100%	95%
Copper Gate Apartments	IN	129	98%	98%	101%	95%
Renaissance	LA	208	95%	95%	91%	91%
Live 929 Apartments	MD	575	91%	95%	78%	75%
Greens Property	NC	168	99%	99%	78%	93%
Silver Moon	NM	151	94%	97%	96%	93%
Village at Avalon	NM	240	96%	97%	96%	97%
Columbia Gardens	SC	188	90%	91%	99%	99%
Companion at Thornhill Apartments	SC	180	100%	100%	81%	88%
The Palms at Premier Park Apartments	SC	240	98%	100%	88%	92%
Village at River's Edge	SC	124	95%	98%	95%	102%
Willow Run	SC	200	89%	92%	100%	99%
Arbors at Hickory Ridge (5)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	100%	94%	86%	84%
Avistar at the Crest	TX	200	98%	99%	86%	77%
Avistar at the Oaks	TX	156	97%	97%	90%	88%
Avistar at the Parkway	TX	236	97%	95%	84%	85%
Avistar at Wilcrest	TX	88	90%	89%	77%	72%
Avistar at Wood Hollow	TX	409	97%	97%	88%	86%
Avistar in 09	TX	133	98%	100%	93%	90%
Avistar on the Boulevard	TX	344	93%	97%	84%	82%
Avistar on the Hills	TX	129	96%	98%	84%	87%
Bruton Apartments	TX	264	84%	85%	63%	68%
Concord at Gulfgate	TX	288	90%	97%	85%	83%
Concord at Little York	TX	276	90%	94%	75%	83%
Concord at Williamcrest	TX	288	92%	96%	82%	88%
Crossing at 1415	TX	112	96%	98%	87%	88%
Decatur Angle	TX	302	86%	81%	68%	70%
Esperanza at Palo Alto	TX	322	86%	93%	75%	87%
Heights at 515	TX	96	93%	97%	89%	88%
Heritage Square	TX	204	97%	96%	84%	77%
Oaks at Georgetown	TX	192	97%	96%	91%	94%
Runnymede	TX	252	99%	99%	96%	95%
Southpark	TX	192	96%	98%	90%	95%
15 West Apartments	WA	120	99%	97%	99%	98%
		9,785	94.5%	95.8%	87.6%	88.8%

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
(5)
The MRB is defeased and as such, the Partnership does not report property occupancy information.

Physical occupancy as of December 31, 2022 decreased slightly from the same period in 2021 due to slight declines across various properties in the portfolio.

Economic occupancy for the year ended December 31, 2022 decreased slightly from the same period in 2021 in line with the decrease in physical occupancy. Significant property performance declines were noted at Decatur Angle and Bruton Apartments due to higher than historical bad debt reserve write-offs and decreased physical occupancy during certain months within 2022. Esperanza at Palo Alto and the Greens Property experienced significant economic occupancy declines due to increased loss to lease and decreased physical occupancy at Esperanza at Palo Alto. We will continue to monitor and discuss property operations with the individual borrowers. On an overall basis, we noted same-property maximum rental income amounts increased 7.2% in 2022 as compared to 2021, which is higher than historical annual rent increases. Net rental revenue will typically increase similarly though on a lag as rent increases will be realized upon annual lease renewals. This is consistent with our observed increase in same-property net rental revenue of 5.9%

in 2022 as compared to 2021. In the meantime, increasing maximum rental income amounts will contribute to a decline in economic occupancy even though property rental revenues are increasing overall.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of December 31, 2022, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of December 31, 2022, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the years ended December 31,
Property Name	State	2022	2022	2021	2022	2021
MRB Multifamily Properties-Non Stabilized (3)
Ocotillo Springs (5)	CA	75	100%	n/a	93%	n/a
Residency at Empire (4)	CA	148	n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200	n/a	n/a	n/a	n/a
Residency at the Mayer (4)	CA	79	n/a	n/a	n/a	n/a
Jackson Manor Apartments	MS	60	95%	97%	96%	86%
The Park at Sondrio Apartments (6)	SC	271	92%	n/a	n/a	n/a
The Park at Vietti Apartments (6)	SC	204	92%	n/a	n/a	n/a
		1,037

GIL Multifamily Properties-Non Stabilized (3)
Hope on Avalon (4)	CA	88	n/a	n/a	n/a	n/a
Hope on Broadway (4)	CA	49	n/a	n/a	n/a	n/a
Centennial Crossings (5)	CO	209	97%	n/a	65%	n/a
Poppy Grove I (4)	CA	147	n/a	n/a	n/a	n/a
Poppy Grove II (4)	CA	82	n/a	n/a	n/a	n/a
Poppy Grove III (4)	CA	158	n/a	n/a	n/a	n/a
Osprey Village (4)	FL	383	n/a	n/a	n/a	n/a
Magnolia Heights (5)	GA	200	50%	n/a	51%	n/a
Willow Place Apartments (4)	GA	182	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (5)	MN	228	99%	n/a	75%	n/a
Legacy Commons at Signal Hills (5)	MN	247	14%	n/a	5%	n/a
Hilltop at Signal Hills (5)	MN	146	94%	n/a	59%	n/a
Scharbauer Flats Apartments (5)	TX	300	26%	n/a	4%	n/a
		2,419

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	154	n/a	n/a	n/a	n/a

Grand total		3,610

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
(3)
The property is not considered stabilized as it has not met the criteria for stabilization. A property is considered stabilized once construction and/or rehabilitation is complete, it reaches 90% physical occupancy for 90 days, and it achieves 1.15 times debt service coverage ratio on amortizing debt service for a certain period.
(4)
Physical and economic occupancy information is not available for the years ended December 31, 2022 and 2021 as the property is under construction or rehabilitation.
(5)
Physical and economic occupancy information is not available for the year ended December 31, 2021 as the related investment was under construction or rehabilitation.
(6)
Economic occupancy information is not available for the years ended December 31, 2022 and 2021 and physical occupancy information is not available as of December 31, 2021 as the related MRB was acquired in December 2022.

As of December 31, 2022, three MRB multifamily properties and our sole MRB seniors housing property were under construction and have no operating metrics to report. The Ocotillo Springs MRB property has completed construction and is nearing stabilization. The Jackson Manor, The Park at Sondrio Apartments, and The Park at Vietti Apartments MRB properties are currently undergoing tenant-in-place rehabilitation.

As of December 31, 2022, seven GIL properties were under construction and have no operating metrics to report. The remaining six GIL properties have substantially completed construction and are leasing units.

JV Equity Investments

We are the noncontrolling equity investor in various unconsolidated entities formed for the purpose of constructing market-rate, multifamily real estate properties. The Partnership determined the JV Equity Investments are VIEs but that the Partnership is not the primary beneficiary. As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis. The one exception is Vantage at San Marcos, for which the Partnership is deemed the primary beneficiary and reports the entity's assets and liabilities on a consolidated basis. Our JV Equity Investments entitle us to shares of certain cash flows generated by the entities from operations and upon the occurrence of certain capital transactions, such as a refinance or sale. The amounts presented below were obtained from records provided by the property management service providers.

				Physical Occupancy (1) as of December 31,
Property Name	State	Construction Completion Date	Planned Number of Units	2022	2021	Revenue For the Three Months Ended December 31, 2022 (2)	Sale Date	Per-unit Sale Price
Sold Properties
Vantage at Germantown	TN	March 2020	n/a	n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a	n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a	n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a	n/a	97%	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a	n/a	98%	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a	n/a	99%	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	294	93%	94%	$1,285,635	January 2023	196,000
Vantage at Coventry	NE	February 2021	294	94%	94%	1,259,074	January 2023	180,000

Operating Properties
Vantage at Conroe	TX	January 2021	288	90%	89%	$1,172,966	n/a	n/a
Vantage at Tomball	TX	April 2022	288	79%	n/a	945,519	n/a	n/a
Vantage at Helotes	TX	November 2022	288	57%	n/a	622,639	n/a	n/a

Properties Under Construction
Vantage at Hutto	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Loveland	CO	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Fair Oaks (4)	TX	n/a	288	2%	n/a	$12,007	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288	n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (5)	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296	n/a	n/a	n/a	n/a	n/a
Freestone Cresta Bella	TX	n/a	296	n/a	n/a	n/a	n/a	n/a

			3,484

(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Revenue is attributable to the property underlying the Partnership's equity investment and is not included in the Partnership's income.
(3)
Disclosure of the per-unit sale price is not permitted according to the provisions in the purchase agreement executed by the entity's managing member and the buyer.
(4)
Information as of December 31, 2022 is provided as the property has commenced leasing operations prior to construction completion.
(5)
The property is reported as a consolidated VIE as of December 31, 2022 (see Note 5 to the Partnership's consolidated financial statements).

The Vantage properties at Hutto, Loveland, and McKinney Falls are currently under construction and have yet to commence leasing activities as of December 31, 2022. Construction was completed on Vantage at Tomball and Vantage at Helotes during 2022 and both properties are leasing up in line with expectations. Vantage at Fair Oaks is nearing construction completion. Freestone Greeley, Freestone Cresta Bella and Vantage at San Macros are in the planning phase. Vantage at Conroe is considered stabilized as of December 31, 2022.

MF Properties

As of December 31, 2022, we owned one MF Property. The Partnership reports the assets, liabilities, and results of operations of the property on a consolidated basis.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the years ended December 31,
Property Name	State	2022	2022	2021	2022	2021
MF Properties
Suites on Paseo	CA	384	98%	97%	88%	80%

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

The physical occupancy and economic occupancy as of and for the year ended December 31, 2022 increased as compared to the same period in 2021 due to strong demand and lease-up efforts for the 2022-2023 academic year.

Results of Operations

The tables and following discussions of our changes in results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto in Item 8 of this report.

The following table compares revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Revenues and Other Income:
Investment income	$61,343	$57,737	$3,606	6.2%
Property revenues	7,856	7,209	647	9.0%
Contingent interest income	-	1,849	(1,849)	-100.0%
Other interest income	11,876	1,658	10,218	616.3%
Loss on sale of real estate asset	-	(15)	15	-100.0%
Gain on sale of investments in unconsolidated entities	39,805	15,521	24,284	156.5%
Total Revenues and Other Income	$120,880	$83,959	$36,921	44.0%

Discussion of Total Revenues and Other Income for the Year Ended December 31, 2022 and 2021

Investment income. The increase in investment income in 2022 as compared to 2021 was due to the following factors:

•
An increase of approximately $6.1 million in interest income from higher MRB investment balances and higher average interest rates, offset by a decrease of approximately $5.0 million in interest income from MRB investments due to redemptions and principal paydowns;
•
An increase of approximately $6.8 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $1.5 million in interest income due to discount accretion on the Cross Creek MRB upon redemption at par in September 2022; and
•
A decrease of approximately $5.8 million of investment income related to JV Equity Investments. This decrease consisted of:

o
An increase of approximately $2.2 million in investment income from equity contributed to JV Equity Investments during 2021 and 2022;
o
A net decrease of approximately $3.2 million in investment income due to preferred return distributions from Vantage at Stone Creek and Vantage at Coventry in November 2021;
o
Decreases of approximately $2.4 million. $1.4 million, and $862,000 of investment income recognized on the sales of Vantage at Powdersville, Vantage at Bulverde, and Vantage at Germantown in 2021; and
o
A decrease of approximately $222,000 of investment income due to the sale of Vantage at Murfreesboro in March 2022.

Property revenues. The increase in total revenues for 2022 as compared to 2021 is primarily the result of an increase in revenue at the Suites on Paseo of approximately $760,000 due to higher occupancy as on-campus enrollment recovers from declines caused by the COVID-19 pandemic. This was partially offset by a reduction in revenue of approximately $116,000 due to the sale of the Partnership's ownership interest in The 50/50 MF property in December 2022.

Contingent interest income. There was no contingent interest income recognized for 2022. Contingent interest income recognized for 2021 was realized upon the redemption of the Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs in July 2021.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for 2022 as compared to 2021 was due to the following:

•
An increase of approximately $5.7 million from higher average property loan, taxable MRB and taxable GIL investment balances of $103.1 million and higher average interest rates;
•
An increase of approximately $3.2 million for payments received on redemption of the Ohio Properties, Live 929 Apartments and Cross Creek property loans in 2022 that were previously in nonaccrual status; and
•
An increase of approximately $1.4 million of other interest income due to increasing interest earned on cash balances.

Gain on sale of investments in unconsolidated entities. The gain on sale of JV Equity Investments for 2022 primarily consisted of the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.5 million;
•
The sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million; and
•
The sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million.

The gain on sale of JV Equity Investments for 2021 primarily consisted of the following:

•
The sale of Vantage at Germantown in March 2021 for approximately $2.8 million;
•
The sale of Vantage at Powdersville in May 2021 for approximately $5.5 million;
•
The sale of Vantage at Bulverde in August 2021 for approximately $7.0 million; and
•
Receipt of approximately $294,000 in November 2021 upon the resolution of gain contingencies related to the sale of Vantage at Panama City Beach in September 2019.

The following table compares Partnership expenses for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$4,738	$3,992	$746	18.7%
Provision for credit loss	-	1,857	(1,857)	-100.0%
Provision for loan loss	-	444	(444)	-100.0%
Depreciation and amortization	2,717	2,733	(16)	-0.6%
Interest expense	30,464	21,944	8,520	38.8%
General and administrative	17,448	14,825	2,623	17.7%
Total Expenses	$55,367	$45,795	$9,572	20.9%

Discussion of the Total Expenses for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses increased for 2022 as compared to 2021 primarily due to general real estate operating expenses and increasing variable costs as a result of higher occupancy, such as utilities and repairs & maintenance.

Provision for credit loss. There was no provision for credit loss recognized for 2022. The provision for credit loss for 2021 related to an other-than-temporary impairment of the Provision Center 2014-1 MRB.

Provision for loan loss. There was no provision for loan loss recognized for 2022. The provision for loan loss for 2021 related to an increase in the loan loss allowance for the Live 929 Apartments property loan.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense was relatively consistent for 2022 as compared to 2021.

Interest expense. The decrease in interest expense for 2022 as compared to 2021 was due to the following factors:

•
An increase of approximately $3.1 million due to higher average principal outstanding of $208.1 million;
•
An increase of approximately $11.1 million due to higher average interest rates on variable-rate and fixed-rate debt financing;
•
An increase of approximately $1.3 million in amortization of deferred financing costs, which includes approximately $719,000 of previously unamortized deferred financing costs that were recognized as interest expense upon the redemption and reissuance of certain TOB financings during 2022; and
•
A decrease of approximately $7.0 million due to an increase in the fair market value of the Partnership's interest rate derivative instruments attributable to rising market interest rates.

General and administrative expenses. The increase in general and administrative expenses for 2022 as compared to 2021 was primarily a result of the following factors:

•
An increase of approximately $1.2 million in administration fees paid to AFCA2 due to greater assets under management;
•
An increase of approximately $897,000 in employee salaries, bonuses and benefits due to higher headcount and greater transactional bonuses;
•
An increase of approximately $253,000 in restricted unit award compensation expense;
•
An increase of approximately $140,000 in travel expenses as employees have recommenced traveling post-COVID-19; and
•
An increase of approximately $107,000 in annual insurance premiums.

Discussion of Income Tax Expense for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the years ended December 31, 2022 and 2021.

Cash Available for Distribution

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results. To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses or income consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, fair value adjustments to derivative instruments, provisions for credit and loan losses, impairments on MRBs, GILs, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and distributions and accretion for the Preferred Units. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies. Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the year ended December 31, 2022 and 2021 (all per BUC amounts are presented giving effect to the one-for-three Reverse Unit Split and the BUCs Distributions on a retroactive basis for all periods presented):

	For the Years Ended December 31,
	2022	2021
Net income	$65,562,166	$38,099,488
Change in fair value of derivative instruments	(7,239,736)	(23,214)
Depreciation and amortization expense	2,717,415	2,732,922
Provision for credit loss (1)	-	1,856,893
Provision for loan loss (2)	-	444,302
Realized impairment of securities (3)	(5,712,230)	-
Realized provision for loan loss (4)	(593,000)	-
Realized impairment charge on real estate assets	-	(250,200)
Amortization of deferred financing costs	2,537,186	1,209,837
Restricted unit compensation expense	1,531,622	1,277,694
Deferred income taxes	(45,056)	(89,055)
Redeemable Preferred Unit distributions and accretion	(2,866,625)	(2,871,051)
Tier 2 Income allocable to the General Partner (5)	(3,242,365)	(2,649,242)
Recovery of prior credit loss (6)	(57,124)	-
Bond premium, discount and origination fee amortization, net of cash received	768,715	(72,052)
Total CAD	$53,360,968	$39,666,322

Weighted average number of BUCs outstanding, basic	22,486,046	21,092,010
Net income per BUC, basic	$2.62	$1.53
Total CAD per BUC, basic	$2.37	$1.88
Cash Distributions declared, per BUC	$1.709	$1.469
BUCs Distributions declared, per BUC (7)	$0.40	$-

(1)
The provision for credit loss for 2021 relates to impairment of the Provision Center 2014-1 MRB.
(2)
The provision for loan loss for 2021 relates to impairment of the Live 929 Apartments property loan.
(3)
This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the Provision Center 2014-1 MRB. The property securing the MRB was sold in July 2022 with cash proceeds contributed to the bankruptcy estate. The borrower and the bankruptcy court are finalizing the liquidation plan for the settlement of all remaining assets and liabilities of the bankruptcy estate. Substantially all the assets of the borrower were liquidated in the third quarter of 2022 such that the Partnership’s previously recognized impairments were effectively realized.
(4)
This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the Cross Creek property loans. Such impairments were realized in the third quarter of 2022 upon the settlement of the outstanding balances.
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

For the year ended December 31, 2022, Tier 2 income allocable to the General Partner consisted of approximately $3.2 million related to the gain on sale of Vantage at Murfreesboro in March 2022. For the year ended December 31, 2021, Tier 2 income allocable to the general partner consisted of approximately $702,000 related to the gain on sale of Vantage at Germantown in March 2021, approximately $1.4 million related to the gain on sale of Vantage at Powdersville in May 2021, approximately $462,000 related to the redemption of Rosewood Townhomes – Series A and South Pointe Apartments – Series A MRBs in July 2021, and approximately $119,000 related to the gain on sale of Vantage at Bulverde in August 2021. This was offset by the loss on the sale of land held for development in Gardner, KS and realization of losses for prior impairments.

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
(7)
During 2022, the Partnership declared the Third Quarter BUCs Distribution and the Fourth Quarter BUCs Distribution, each payable in the form of additional BUCs equal to $0.20 per BUC for outstanding BUC as of the respective record dates.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to market interest rates and the general economic and geopolitical environment. The information below is based on our current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Item 1A of this report for further information.

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses; investment commitments, net of leverage secured by the investment assets; debt service (principal and interest payments) related to our debt financings; repayments of our secured lines of credit balances; the potential exercise of redemption rights by the holders of the Series A Preferred Units; and distribution payments to Unitholders. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and an MF Property, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable; the potential exercise of redemption rights by the holders of the Series A Preferred Units; funding and purchase of additional investment assets, net of leverage secured by the investment assets. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from investments in MRBs, GILs and property loans; and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•
Unrestricted cash on hand;
•
Operating cash flows from investments in investment assets;
•
Net operating cash flows from our MF Property;
•
Secured lines of credit;
•
Proceeds from the sale or redemption of assets.
•
Proceeds from obtaining additional debt; and
•
Issuances of debt securities, BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests.

Unrestricted Cash on Hand

As of December 31, 2022, we reported unrestricted cash on hand of approximately $51.2 million. We are required to keep a minimum of $5.0 million of unrestricted cash on hand under the terms of certain guaranty obligations. There are no other contractual restrictions of our ability to use cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of December 31, 2022, except for the Provision Center 2014-1 MRB. Investment receipts, net of interest expense on related debt financings and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

Receipt of cash from our investments in MRBs, taxable MRBs, and JV Equity Investments is primarily dependent upon the generation of net cash flows at multifamily properties that underlie these investments. The underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Receipt of cash from our investments in GILs, taxable GILs, and construction financing and mezzanine property loans is dependent on the availability of funds in the original development budgets. The current rising interest rate environment is resulting in higher interest costs for properties with variable rate construction financing. We regularly monitor interest costs in comparison to capitalized interest reserves in the property’s development budget, available construction cost contingencies balances, and the funding of certain equity commitments by the owners of the underlying properties. The developers may also make cash payments to pay interest due to avoid claims under their payment and completion guaranties.

Net Operating Cash Flows from our MF Property

Cash flows generated by the Suites on Paseo MF Property, net of operating expenses, are unrestricted for our use. Such cash flows are subject to risks usually associated with direct investments in student multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of our equity capital contributions to Vantage JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our Vantage JV Equity Investments, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which we must maintain a balance of not less than $5.0 million. We are subject to various affirmative and negative covenants that, among others, require us to maintain liquidity of not less than $5.0 million, maintain a consolidated tangible net worth of not less than $100.0 million, and to notify BankUnited, N.A. if our consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. We were in compliance with all covenants as of December 31, 2022. The balance of the General LOC was $6.5 million with the ability to draw an additional $33.5 million as of December 31, 2022. The General LOC has a maturity date of June 2023, with options to extend for up to two additional years.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a financial institution of up to $50 million. The Acquisition LOC may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of December 31, 2022. There was an approximately $49.0 million outstanding balance on the Acquisition LOC and approximately $1.0 million was available as of December 31, 2022. The outstanding balance on the Acquisition LOC was entirely repaid in January 2023. The Acquisition LOC has a maturity date of June 2024, with two one-year extension options, subject to certain terms and conditions.

Proceeds from the Sale or Redemption of Assets

We may, from time to time, sell or redeem our investments in MRBs, GILs, property loans, JV Equity Investments and MF Properties consistent with our strategic plans. Our MRB portfolio is marked at a premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for similar investments. We may consider selling certain MRB investments in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRB investments included in our TEBS financings.

Our ability to dispose of investment assets on favorable terms is dependent upon several factors including, but not limited to, the number of potential buyers and the availability of credit to such potential buyers to purchase investment assets at prices we consider acceptable. Recent volatility in market interest rates, recent inflation and the potential for an economic recession may negatively impact the potential prices we could realize upon the disposition of our various investment assets.

The following table summarizes the proceeds from sales of our JV Equity Investments during 2022, inclusive of the return of our initial equity investments:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership
Vantage at Murfreesboro	Murfreesboro, TN	288	March 2022	$29,399,532
Vantage at Westover Hills	San Antonio, TX	288	May 2022	20,923,784
Vantage at O'Connor	San Antonio, TX	288	July 2022	19,381,976
				$69,705,292

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

In October 2022, the Gateway Village and Lynnhaven Apartments MRBs were redeemed. We received approximately $6.0 million of cash proceeds upon redemption of the MRBs. Related TOB trust financings principal of $5.1 million was paid down in May 2022.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of December 31, 2022, our primary unleveraged assets were certain MRBs and taxable MRBs with outstanding principal totaling approximately $18.4 million.

Issuances of Debt Securities, BUCs, Series A-1 Preferred Units or Series B Preferred Units

We may, from time to time, issue additional BUCs, Preferred Units, or debt securities, in one or more offerings, at prices or quantities that are consistent with our strategic goals. In December 2022, the Partnership’s Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the SEC under which the Partnership may, from time to time, offer and sell BUCs, Preferred Units, or debt securities, in one or more offerings, with a maximum aggregate offering price of $300.0 million. Debt securities issued under the Registration Statement may be senior or subordinate obligations of the Partnership. The Registration Statement will expire in December 2025.

We are currently party to a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of December 31, 2022, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Available to Issue as of December 31, 2022		Units Issued as of December 31, 2022
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	3,500,000	(1)	-
Series B	September 2021	September 2024	10.00	3.40%	Eighth anniversary	10,000,000	(2)	-
Total						13,500,000		-
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

In February 2023, we sold 800,000 Series A-1 Preferred Units under the offering referenced in the table above for gross proceeds of $8.0 million.

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
•
Potential redemptions of Series A Preferred Units; and
•
Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of our operations and real estate operating expenses of our MF Properties. For additional details, see Item 1A, “Risk Factors” in this report, and the section captioned “Cash flows from operating activities” in the consolidated statements of cash flows set forth in Item 8 of this Report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of December 31, 2022:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Initial Commitment	Remaining Commitment as of December 31, 2022	2023	2024	2025	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Residency at the Mayer - Series A	October 2021	April 2039	$29,500,000	$3,500,000	$3,500,000	$-	$-	SOFR + 3.60%	Variable TOB
Meadow Valley	December 2021	December 2029	44,000,000	39,276,563	17,200,000	22,076,563	-	6.25%	(6)
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	26,080,000	22,180,000	22,180,000	-	-	6.00%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	16,420,000	6,400,000	10,020,000	-	SOFR + 3.60% (4)	Variable TOB
Residency at Empire - Series BB-3	December 2022	December 2040	14,000,000	13,945,000	13,945,000	-	-	6.45% (9)	(6)
Residency at Empire - Series BB-4	December 2022	December 2040	47,000,000	47,000,000	8,400,000	34,700,000	3,900,000	6.45% (11)	(6)
Subtotal			177,000,000	142,321,563	71,625,000	66,796,563	3,900,000

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	April 2024 (5)	$12,500,000	$11,500,000	$11,500,000	$-	$-	SOFR + 3.70%	Variable TOB
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	13,000,000	12,000,000	-	12,000,000	-	SOFR + 3.65%	Variable TOB
Residency at Empire - Series BB-T	December 2022	December 2025 (5)	9,404,500	8,404,500	-	-	8,404,500	7.45%	(6)
Subtotal			34,904,500	31,904,500	11,500,000	12,000,000	8,404,500

Governmental Issuer Loans
Osprey Village	July 2021	August 2024 (5)	$60,000,000	$20,106,960	$20,106,960	$-	$-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	25,000,000	7,645,528	7,645,528	-	-	SOFR + 3.30%	Variable TOB
Poppy Grove I	September 2022	April 2025 (5)	35,688,328	27,842,328	27,842,328	-	-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	22,250,000	17,708,700	12,410,000	5,298,700	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	39,119,507	30,569,507	21,880,000	8,689,507	-	6.78%	Variable TOB
Subtotal			182,057,835	103,873,023	89,884,816	13,988,207	-

Taxable Governmental Issuer Loans
Hope on Avalon	January 2021	August 2023	$10,573,000	$5,573,000	$5,573,000	$-	$-	SOFR + 3.55%	Variable TOB
Poppy Grove I	September 2022	April 2025 (5)	21,157,672	20,157,672	-	20,157,672	-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	10,941,300	9,941,300	-	9,941,300	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	24,480,493	23,480,493	-	19,980,493	3,500,000	6.78%	Variable TOB
Subtotal			67,152,465	59,152,465	5,573,000	50,079,465	3,500,000

Property Loans
Oasis at Twin Lakes	July 2020	August 2023 (5)	$27,704,180	$3,685,523	$3,685,523	$-	$-	LIBOR + 2.50%	Variable TOB
Hilltop at Signal Hills	January 2021	August 2023 (5)	21,197,939	1,479,605	1,479,605	-	-	SOFR + 3.07%	Variable TOB
Legacy Commons at Signal Hills	January 2021	February 2024 (5)	32,233,972	2,567,067	2,567,067	-	-	SOFR + 3.07%	Variable TOB
Osprey Village	July 2021	August 2024 (5)	25,500,000	24,500,000	24,500,000	-	-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	21,351,328	20,351,328	20,351,328	-	-	SOFR + 3.30%	Variable TOB
Magnolia Heights	June 2022	July 2024 (5)	10,300,000	4,111,399	4,111,399	-	-	SOFR + 3.85%	Variable TOB
Subtotal			138,287,419	56,694,922	56,694,922	-	-

Equity Investments
Vantage at San Marcos (7), (10)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	$-	N/A	N/A
Freestone Greeley (10)	October 2022	N/A	16,035,710	11,325,008	11,325,008	-	-	N/A	N/A
Freestone Cresta Bella (10)	November 2022	N/A	16,405,514	10,204,191	10,204,191	-	-	N/A	N/A
Subtotal			42,355,753	30,473,113	30,473,113	-	-

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (8)	$3,900,000	$3,900,000	$-	$3,900,000	$-	4.85%	N/A
Subtotal			3,900,000	3,900,000	-	3,900,000	-

Total Commitments			$645,657,972	$428,319,586	$265,750,851	$146,764,235	$15,804,500

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
(3)
We have securitized the indicated assets in TOB financing facilities that allow for additional principal proceeds as the remaining investment commitments are funded by us. See Note 15 for further details on debt financing.
(4)
Upon stabilization, the MRB will convert to a fixed rate of 8.0% and become subordinate to the other senior MRBs of the borrower.
(5)
The borrower may elect to extend the maturity date for up to six months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(6)
The initial draw on this investment was funded with available cash or proceeds from the Acquisition LOC. In January 2023, the Residency at Empire MRBs were securitized in a TOB trust financing facility that allow for additional principal proceeds as the remaining investment commitments are funded by us.
(7)
The property became a consolidated VIE effective during the fourth quarter of 2021.
(8)
This is the estimated closing date of the associated bond purchase commitment.
(9)
In December 2029, the interest rate will reset to the greater of (i) 3.25% over the then 10-Year SOFR Swap rate, or (ii) 6.00%.
(10)
A development site has been identified for this property but construction had not commenced as of December 31, 2022.
(11)
Upon stabilization, the MRB will resize to an amount not to exceed $3.3 million and become subordinate to the other senior MRBs of the borrower. In December 2029, the interest rate will convert to a fixed rate of 10.0%.

Debt Service on Debt Financings, Secured Notes, Mortgages Payable and Secured Lines of Credit

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRB, taxable MRB, GIL, taxable GIL, and certain property loan investment assets. The financing arrangements generally involve the securitization of these investment assets into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior securities are sold to unaffiliated parties in exchange for debt proceeds. The senior securities require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. We are required to fund any shortfall in principal and interest payable to the senior securities of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs, up to the value of our residual interests. In the case of forbearance or default on an underlying investment asset in a term TOB or TOB trust financing, we may be required to fund shortfalls in principal and interest payable to the senior securities, repurchase a portion of the outstanding securities, or repurchase the underlying investment asset and seek alternative financing. We anticipate that cash flows from the securitized investment assets will fund normal, recurring principal and interest payments to the senior securities and all trust-related fees.

Our debt financing arrangements include various fixed and variable debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$262,973,604	24.8%	$293,999,683	35.8%
Variable (1)	Variable (1)	402,811,000	37.9%	242,204,000	29.4%
Fixed	Variable	165,628,934	15.6%	286,567,660	34.8%
Fixed	Variable - Hedged (2)	230,092,856	21.7%	-	0.0%
Total		$1,061,506,394		$822,771,343

(1)
The securitized assets and related debt financings each have variable interest rates, though the variable rate indices may differ on individual transactions. As such, the Partnership is largely hedged against rising interest rates.
(2)
The variable-rate debt financing is hedged through our interest rate swap agreements. Though the variable rate indices may differ, these interest rate swaps have effectively synthetically fixed the interest rate of the related debt financing. See further discussion of our interest rate hedging activities below.

The interest rate paid on our variable debt financings are generally determined by the senior trust certificate remarketing agent as the rate necessary to remarket any senior trust securities tendered by holders thereof for remarketing that week at a price of par. Interest on the senior securities is either taxable or tax-exempt to the holders based on the structure of the TOB financing. The senior securities rate on TOB financings structured as tax-exempt to the senior securities holders are typically correlated to tax-exempt municipal short-term securities indices, such as SIFMA. The senior securities rate on TOB financings structured as taxable to the senior securities holders are typically correlated to taxable short-term securities indices, such as SOFR.

We have hedged a portion of our overall exposure to changes in market interest rates on our variable-rate debt financings through five interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period.

The majority of our variable-rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of December 31, 2022. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps (does not consider our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
2023	199,879,896
2024	212,969,200
2025	160,406,665
2026	110,387,999
2027	78,487,999
2028	62,537,999
2029	61,118,166

The table above includes three interest rate swaps with forward starting dates in 2023. These interest rate swaps were executed in December 2022 to hedge variable rate TOB financing costs beginning in January 2023.

We may be required to post collateral if the value of investment assets securitized in TOB trust financings, plus our net exposure on our interest rate derivatives, drops below a threshold level in the aggregate. We experienced 23 separate collateral calls totaling $12.1 million during the year ended December 31, 2022 due to volatility in asset and derivative pricing. All collateral was subsequently returned to us as of December 31, 2022 due to recoveries in asset and derivative valuations. We were able to meet all collateral posting requirements with unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. Our Secured Notes are secured by the cash flows from the residual certificates of our TEBS financings. Interest due on the Secured Notes, net of amounts due to the Partnership on the related total return swap transactions, will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities required under the Secured Notes and related documents.

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

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of December 31, 2022:

	Secured Lines of Credit	Debt Financing	Mortgages Payable	Total
2023	$55,500,000	$162,790,816	$1,690,000	$219,980,816
2024	-	294,026,151	-	294,026,151
2025	-	286,713,546	-	286,713,546
2026	-	3,992,863	-	3,992,863
2027	-	88,291,325	-	88,291,325
Thereafter	-	225,691,693	-	225,691,693
Total	$55,500,000	$1,061,506,394	$1,690,000	$1,118,696,394

When possible, we structure the debt financing maturity dates associated with our GIL, taxable GIL, and property loan investments to match the investment maturity dates such that investment redemption proceeds will paydown the outstanding debt financing.

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” of this Report for additional details.

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

On December 19, 2022, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a regular quarterly cash distribution of $0.37 per BUC and a supplemental cash distribution of $0.10 per BUC to unitholders of record on December 30, 2022 and payable on January 31, 2023. In addition, we distributed $0.20 per BUC in the form of additional BUCs.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant.

Potential Redemptions of Series A Preferred Units

Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, each holder of Series A Preferred Units has the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The next optional redemption dates for the currently outstanding Series A Preferred Units range from August 2023 through March 2024 and the holders must provide notice of the election to redeem no less than 180 days prior to such redemption dates. If the holders of the Series A Preferred Units elect to redeem, we will be required, subject to certain restrictions, to secure funds to redeem from unrestricted cash on hand, proceeds from our General LOC, additional borrowings or through additional capital raising options.

No holders had given notice of their election to redeem Series A Preferred Units as of December 31, 2022. However, in February 2023, we received notice from a holder of 2,000,000 Series A Preferred Units of its intent to redeem all its Series A Preferred Units. We anticipate paying redemption proceeds of $20.0 million in August 2023.

In July 2021, our registration statement on Form S-4 (the “Form S-4”) to register the offering and issuance of up to 9,450,000 of Series A-1 Preferred Units under a shelf registration process was declared effective by the SEC. The Form 4 was subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. Under this offering, the Partnership may issue up to 9,450,000 Series A-1 Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units. If unitholders elect to exchange Series A Preferred Units for Series A-1 Preferred Units, the new Series A-1 Preferred Units will not be eligible for redemption until the sixth anniversary of the date of the exchange, except in certain limited circumstances. In April 2022 and October 2022, we issued 2,000,000 and 1,000,000 Series A-1 Preferred Units in exchange for 2,000,000 and 1,000,000 outstanding Series A Preferred Units, respectively, held by two financial institutions pursuant to the Form S-4 offering.

In February 2023, we issued 700,000 Series A-1 Preferred Units in exchange for 700,000 outstanding Series A Preferred Units held by a financial institution pursuant to the Form S-4 offering. The remaining 5,750,000 of outstanding Series A Preferred Units are eligible for exchange under the registration statement on the Form S-4 through July 2023.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Cash Flows

In 2022, we used cash of $59.3 million, which was the net result of $21.1 million provided by operating activities, $278.6 million used in investing activities, and $198.2 million provided by financing activities.

Cash provided by operating activities totaled $21.1 million in 2022 compared to $33.9 million generated in 2021. The change was due to the following factors:

•
An increase of $27.5 million in net income, offset by the $24.3 million adjustment for the gain on sale of unconsolidated entities that is considered cash from investing activities;
•
A decrease of $7.2 million related to the unrealized gain on interest rate derivatives;
•
A decrease of $7.1 million related to changes in the preferred return receivable from unconsolidated entities;
•
A decrease of $1.7 million related to the amortization of bond premium, discount and origination fees;
•
A total decrease of $2.3 million in non-cash provisions for credit loss and loan loss;
•
An increase of $1.8 million adjustment for contingent interest that is considered cash from investing activities; and
•
An increase of $1.3 million related to the amortization of deferred financing costs.

Cash used in investing activities totaled $278.6 million in 2022 compared to cash used of $187.5 million in 2021. The change was due to the following factors:

•
A decrease of $113.1 million of cash due to MRB acquisitions and draw-down funding, offset by an increase of $57.3 million of cash due to MRB paydowns and redemptions;
•
A decrease of $75.4 million of cash due to continued advances on property loans, offset by an increase of $30.1 million due to property loan principal payments received;
•
A decrease of $11.7 million of cash due to taxable MRB acquisitions and draw-down funding;
•
A decrease of $6.0 million of cash due to advances on taxable GILs;
•
An decrease of $1.7 million of cash due to capital expenditures;
•
An increase of $21.5 million of cash due to greater proceeds from the sale of JV Equity Investments;
•
An increase of $4.4 million of cash due to lower fundings on GILs; and
•
An increase of $3.7 million of cash due to lower contributions to unconsolidated entities.

Cash provided by financing activities totaled $198.2 million in 2022 compared to cash provided of $182.5 million in 2021. The change was primarily due to the following factors:

•
A decrease of $31.2 million of cash related to proceeds from the sale of BUCs in September 2021;
•
A net decrease of $35.9 million of cash due to an increase in payments on the secured lines of credit;
•
A decrease of $18.0 million of cash due to greater distributions paid;
•
A net increase of $92.3 million of cash due to proceeds from debt financing;
•
A net increase of $7.5 million of cash due to a decrease in payments on the terminated unsecured line of credit; and
•
An increase of $1.4 million of cash related to the repurchase of BUCs in May 2021.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market with collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall maximum leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. In February 2023, the Board of Managers of Greystone Manager approved an increase in the maximum Leverage Ratio from 75% to 80%. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2022, our overall Leverage Ratio was approximately 73%.

Off Balance Sheet Arrangements

As of December 31, 2022 and 2021, we held MRB, GIL, taxable MRB, taxable GIL, and certain property loan investments that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

We have entered into various commitments and guaranties. For additional discussions related to commitments and guaranties, see Note 18 to the consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than those disclosed in Note 22 to the consolidated financial statements.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 and 23 to the Partnership’s consolidated financial statements, which are incorporated by reference. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We consider the following to be our critical accounting policies and estimates because they involve our judgments, assumptions and estimates that significantly affect the Partnership’s consolidated financial statements. If these estimates differ significantly from actual results, the impact on the Partnership’s consolidated financial statements may be material.

Variable Interest Entities

Under the accounting guidance for consolidation, we must evaluate entities in which we hold a variable interest to determine if the entities are VIEs and if we are the primary beneficiary. A VIE’s primary beneficiary is the entity that is deemed to have: (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. If we are deemed to be the primary beneficiary, then we must consolidate the VIEs in its consolidated financial statements. We have consolidated all VIEs where we are deemed the primary beneficiary. All transactions and accounts between the Partnership and the consolidated VIEs have been eliminated in consolidation when preparing the consolidated financial statements.

We reevaluate VIEs at each reporting date based on events and circumstances at the VIEs. As a result, changes to the consolidated VIEs may occur in the future based on changes in circumstances. The accounting guidance on consolidations is complex and requires significant analysis and judgment.

We do not believe that the consolidation of VIEs for reporting under GAAP impacts its status as a partnership for federal income tax purposes or the status of Unitholders as partners of the Partnership. In addition, the consolidation of VIEs is not expected to impact the treatment of our investment assets owned by consolidated VIEs, the tax-exempt nature of the interest payments on secured debt financings, or the manner in which the Partnership’s income is reported to Unitholders on IRS Schedule K-1.

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

Investments in Mortgage Revenue Bonds

The fair value of the Partnership’s investments in MRBs as of December 31, 2022 and 2021, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

See the Partnership`s Mortgage Revenue Bonds Sensitivity Analysis in Item 7A for further analysis on the impact of hypothetical changes in effective yield on the fair value of our MRBs.

The Partnership evaluates pricing data received from the third-party pricing services by evaluating consistency with information from either the third-party pricing services or public sources. The fair value estimates of the MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing services and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs are categorized as Level 3 assets.

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

Impairment of JV Equity Investments

The Partnership reviews its investments in unconsolidated entities for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Factors considered include:

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

Property Loans, Net of Loan Loss Allowance

The Partnership invests in property loans made to the owners of certain multifamily, student housing and skilled nursing properties. Most of the property loans have been made to multifamily properties that secure MRBs and GILs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. The repayment of these property loans and accrued interest is dependent largely on the cash flows or proceeds upon sale or refinancing of the related property. The Partnership periodically evaluates these loans for potential impairment by estimating the fair value of the related property and comparing the fair value to the outstanding MRBs, GILs or other senior financing, plus the Partnership’s property loans. The Partnership utilizes a discounted cash flow model that considers varying assumptions. The discounted cash flow analysis may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates. The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the related property, after deducting the amortized cost basis of the MRB, GIL or other senior financing, exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is recorded. If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is recognized. The determination of the need for an allowance for loan loss is subject to considerable judgment.

Real Estate Assets Impairment

The Partnership reviews real estate assets, including our MF Property, for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. When indicators of potential impairment suggest that the carrying value of a real estate asset may not be recoverable, the Partnership compares the carrying amount of the real estate asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying value exceeds the undiscounted net cash flows, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, see Note 2 to the Partnership’s consolidated financial statements which is incorporated by reference.

Community Investments

The Partnership has invested and intends to invest in assets which are and will be purchased in order to support underlying community development activities targeted to low- and moderate-income individuals, such as affordable housing, small business lending, and job creating activities in areas of the United States. These investments may be eligible for regulatory credit under the Community Reinvestment Act of 1977 ("CRA") and available for allocation to holders of our Preferred Units (see Note 19 to Partnership's consolidated financial statements).

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of February 15, 2023:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
CCBA Senior Garden Apartments	$3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	7,305,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	460,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	3,400,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Hope on Avalon	8,390,000	8/1/2023	12225-12227 South Avalon Blvd	Los Angeles	Los Angeles	CA	90061
Hope on Broadway	12,105,623	8/1/2023	5138 South Broadway	Los Angeles	Los Angeles	CA	90037
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	1,630,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	6,720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs (2)	18,090,000	8/1/2037	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	8,846,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	5,541,300	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	9,550,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (3)	19,055,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (4)	21,400,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (5)	27,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	265,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	5,000,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	3,000,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	3,623,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	632,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	75,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	85,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	3,995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	1,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Centennial Crossings Senior Apartments	57,330,000	9/1/2023	15475 East Fair Place	Centennial	Arapahoe	CO	80016
Osprey Village	40,893,040	8/1/2024	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Magnolia Heights	26,588,601	7/1/2024	10156 Magnolia Heights Circle	Covington	Newton	GA	30014
Willow Place Apartments	18,354,472	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Brookstone Apartments	7,351,468	5/1/2040	4200 Hickory Hills Drive	Waukegan	Lake	IL	60087
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Hilltop at Signal Hills	44,168,334	8/1/2023	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Legacy Commons at Signal Hills	64,286,905	2/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Oasis at Twin Lakes	58,018,657	8/1/2023	2705,2725, & 2745 Herschel St. N	Roseville	Ramsey	MN	55113
Jackson Manor Apartments (6)	6,900,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Greens of Pine Glen	10,315,000	10/1/2047	6201 Pine Glen Trail	Durham	Durham	NC	27713
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	23,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	11,211,961	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,985,774	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,808,622	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,559,976	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,769,327	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	19,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	20,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2042	1101 Rutland Drive	Austin	Travis	TX	78758
Scharbauer Flats Apartments	64,160,000	7/1/2023	2300 N. Fairgrounds Road	Midland	Midland	TX	79705
South Park Ranch Apartment Homes	11,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$1,130,353,845
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
(3)
The Partnership committed to provide total funding of MRBs up to $79.0 million and a taxable MRB up to $9.4 million during the construction and lease-up of the property on a draw-down basis. The taxable MRB has a maturity date of 12/1/2025 with an option to extend the maturity six months if stabilization has not occurred. Upon stabilization of the property, the MRBs will be partially repaid and the maximum balance of the MRBs after stabilization will not exceed $35.3 million and will have a maturity date of 12/1/2040.

(4)
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
(5)
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
(6)
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk at December 31, 2022 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The current rising interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to increasing market risk.

Interest Rate Risk

The year ended December 31, 2022 was a volatile period for the fixed income markets as the Federal Reserve announced Federal Funds Rate increases totaling 425 basis points and signaled additional future short term interest rate increases to combat inflation in the broader economy. In February 2023, the Federal Reserve announced an additional 25 basis point increase in short term interest rates and indicated ongoing increases in interest rates will be likely. The Federal Reserve has also stated its intention to reduce its balance sheet of US treasury bonds and mortgage-backed securities which may cause further upward pressure on interest rates. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The nature of our MRB, GIL, and property loan investments and the debt used to finance these investments exposes us to financial risk due to fluctuations in market interest rates. The majority of our MRB investments bear interest at fixed rates. Our GIL and property loan investments predominantly bear interest at variable rates and all are subject to interest rate floors.

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of December 31, 2022:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$1,095,473	$(2,190,947)	$(4,381,893)	$(6,572,840)	$(8,763,787)
TEBS Debt Financings	125,580	(251,160)	(502,320)	(753,480)	(1,004,640)
Other Financings & Derivatives	(194,490)	388,980	777,960	1,166,939	1,555,919
Variable Rate Investments	(904,407)	1,808,813	3,617,626	5,426,440	7,235,253
Net Interest Income Impact	$122,156	$(244,314)	$(488,627)	$(732,941)	$(977,255)

Per BUC Impact(1)	$0.005	$(0.011)	$(0.022)	$(0.033)	$(0.043)
(1)
The net interest income change per BUC calculated based on 22,538,878 BUCs outstanding as of January 31, 2023.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the LIBOR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR, LIBOR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of December 31, 2022, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 75% of our leverage bears interest at short term variable interest rates. Our remaining 25% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, more than half bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

For those fixed rate assets where we have variable rate funding, hedging instruments such as interest rate caps and interest rate swaps have been utilized to hedge some, but not all, of the potential increases in our funding cost that would result from higher short term interest rates. In some cases, these positions have been hedged to their expected maturity date. In others, a shorter-term hedge has been executed due to uncertainty regarding the time period over which the individual fixed rate asset might be outstanding.

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

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the SOFR index as its preferred alternative rate for USD LIBOR. As of December 31, 2022, LIBOR indices are utilized as the variable benchmark rate on one MRB, one taxable MRB, three property loans, and our General LOC. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from USD LIBOR proceeds. Despite the LIBOR transition in various markets, multi-rate environments may persist in the near term as regulators and working groups have suggested market participants adopt alternative reference rates.

For information on our debt financing and interest rate derivatives see Notes 15 and 17, respectively.

Credit Risk

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by multifamily residential, seniors housing and skilled nursing properties. The MRB and GIL investments are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities or any issuer. In addition, the MRB, GIL, and the associated property loan investments are non-recourse obligations of the property owner. As a result, the primary sources of principal and interest payments on our MRB, GIL, and the property loan investments are the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GIL and construction financing property loan investments have full to limited guaranties of construction completion and payment of principal and accrued interest on the GIL and property loan investments, so we may have additional recourse options for these investments.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB, GIL or property loan investments, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, single-family rentals, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, real estate and other taxes, labor issues, and natural disasters can affect the economic operations of a multifamily residential property. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of the area median income. Increases in area median income are not necessarily correlated to inflationary increases in operating expenses. A significant mismatch between area median income growth and increased property operating expenses could negatively impact net operating cash flows available to pay debt service. If AMI declines on a year-over-year basis, rents could need to be reduced.

Certain MRB, GIL, and construction financing property loan investments fund the construction of new affordable multifamily properties and have variable interest rates. Since there are little to no operating cash flows during the construction and lease-up periods for new properties, borrowers utilize capitalized interest reserves to fund debt service prior to stabilization. Increases in market interest rates will cause an increase in debt service costs. If interest rate increases are large enough, such capitalized interest reserves and other budgeted contingencies may be insufficient to pay all debt service through stabilization. Such cost overruns may cause defaults on our construction financing investments if other funding sources are not available to the borrowers or if related guarantors fail to meet their obligations.

Defaults on our MRB, GIL, or property loans investments may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net operating cash flow declines, it may affect the market value of the property, which may result in net proceeds from the ultimate sale or refinancing of the property to be insufficient to repay the entire principal balance of our MRB, GIL or property loan investment. In the event of a default, we will have the right to foreclose on the mortgage or deed of trust on the property securing the investment. If we take ownership of the property securing a defaulted MRB or GIL investment, we will be entitled to all net operating cash flows generated by the property and will be subject to risks associated with ownership of multifamily real estate. If such an event occurs, these investments will not provide tax-exempt income.

We actively manage the credit risks associated with our MRB, GIL, and property loan investments by performing a complete due diligence and underwriting process of the owners and properties securing these investments prior to investing. In addition, we carefully monitor the on-going performance of the properties underlying these investments.

Credit risk is also present in the geographical concentration of the properties securing our MRB investments. We have significant geographic concentrations in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2022	December 31, 2021
Texas	37%	41%
California	26%	23%
South Carolina	17%	11%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of December 31, 2022:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$799,408	2.6%	-20.3%	2.9%	-22.3%	$21,347

Reinvestment Risk

MRB investments may have optional call features that may be exercised by either the borrower or the Partnership that are earlier than the contractual maturity. These optional call features may be at either par or premiums to par. In addition, our GIL and most property loan investments are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment asset or for other reasons. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new assets. New MRB, GIL and property loan investment opportunities may not generate the same returns as our current investments such that our reported operating results may decline over time. In addition, rising interest rates and construction costs could limit the ability of developers to initiate new projects for us to finance with MRB, GIL, and property loan investments.

Similarly, we are subject to reinvestment risk on the return of capital from sales of JV Equity Investments. Our strategy involves making JV Equity Investments for the development, stabilization and sale of market-rate multifamily rental properties. Our initial equity contributions are returned upon sale of the underlying properties, at which time we will look to reinvest the capital into new JV equity Investments or other investments. Fewer new investment opportunities of this kind may result from negative changes in various economic factors and those new investments that we do make may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, rising interest rates and increasing construction costs. Lower returns on new investment opportunities will result in declining operating results over time.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Greystone AF Manager LLC and Partners of

Greystone Housing Impact Investors LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Housing Impact Investors LP and its subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of partners' capital and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Level 3 Mortgage Revenue Bonds and Mortgage Revenue Bonds Held in Trust

As described in Note 23 to the consolidated financial statements, the estimated fair value of the Partnership’s investments in mortgage revenue bonds and mortgage revenue bonds held in trust (collectively referred to as “MRBs”) is $799.4 million or approximately 51% of the Partnership’s total assets as of December 31, 2022. Management estimates the fair value of MRBs based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2023

We have served as the Partnership’s auditor since 2016.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$51,188,416	$68,285,501
Restricted cash	41,448,840	83,646,969
Interest receivable, net	11,628,173	9,234,412
Mortgage revenue bonds held in trust, at fair value (Note 6)	763,208,945	750,934,848
Mortgage revenue bonds, at fair value (Note 6)	36,199,059	42,574,996
Governmental issuer loans held in trust (Note 7)	300,230,435	184,767,450
Real estate assets, net (Note 8)	36,550,478	59,707,632
Investments in unconsolidated entities (Note 9)	115,790,841	107,793,522
Property loans, net (Note 10)	175,109,711	68,101,268
Other assets (Note 12)	35,774,667	10,862,885
Total Assets	$1,567,129,565	$1,385,909,483

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 13)	$21,733,506	$13,664,212
Distribution payable	10,899,677	12,757,459
Secured lines of credit (Note 14)	55,500,000	45,714,000
Debt financing, net (Note 15)	1,058,903,952	820,078,714
Mortgages payable and other secured financing, net (Note 16)	1,690,000	26,824,543
Total Liabilities	1,148,727,135	919,038,928

Commitments and Contingencies (Note 18)

Redeemable Preferred Units, $94.5 million redemption value, 9.5 million issued and outstanding, net (Note 19)	94,446,913	94,458,528

Partnersʼ Capital:
General Partner (Note 1)	285,571	765,550
Beneficial Unit Certificates ("BUCs," Note 1)	323,669,946	371,646,477
Total Partnersʼ Capital	323,955,517	372,412,027
Total Liabilities and Partnersʼ Capital	$1,567,129,565	$1,385,909,483

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022		2021
Revenues:
Investment income	$61,342,533		$57,736,968
Property revenues	7,855,506		7,208,661
Contingent interest income	-		1,848,825
Other interest income	11,875,538		1,657,840
Total revenues	81,073,577		68,452,294
Expenses:
Real estate operating (exclusive of items shown below)	4,738,160		3,992,293
Provision for credit loss (Note 6)	-		1,856,893
Provision for loan loss (Note 10)	-		444,302
Depreciation and amortization	2,717,415		2,732,922
Interest expense	30,464,451		21,943,885
General and administrative	17,447,864		14,824,668
Total expenses	55,367,890		45,794,963
Other Income:
Loss on sale of real estate asset	-		(14,800)
Gain on sale of investments in unconsolidated entities	39,805,285		15,520,749
Income before income taxes	65,510,972		38,163,280
Income tax expense (benefit)	(51,194)		63,792
Net income	65,562,166		38,099,488
Redeemable Preferred Unit distributions and accretion	(2,866,625)		(2,871,051)
Net income available to Partners	$62,695,541		$35,228,437

Net income available to Partners allocated to:
General Partner	$3,471,267		$2,830,481
Limited Partners - BUCs	58,945,102		32,258,667
Limited Partners - Restricted units	279,172		139,289
	$62,695,541		$35,228,437
BUC holders' interest in net income per BUC, basic and diluted	$2.62	*	$1.53	*
Weighted average number of BUCs outstanding, basic	22,486,046	*	21,092,010	*
Weighted average number of BUCs outstanding, diluted	22,486,046	*	21,092,010	*

* On April 1, 2022, the Partnership effected a one-for-three reverse unit split of its outstanding BUCs (the “Reverse Unit Split”). On October 31, 2022, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022 (the “Third Quarter BUCs Distribution”). On January 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022 (the “Fourth Quarter BUCs Distribution”, collectively with the Third Quarter BUCs Distribution, the “BUCs Distributions”). The amounts indicated in the Consolidated Statements of Operations have been adjusted to reflect both the Reverse Unit Split and the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021
Net income	$65,562,166	$38,099,488
Unrealized loss on securities	(69,426,546)	(19,086,272)
Unrealized gain (loss) on bond purchase commitments	(865,475)	532,525
Comprehensive income (loss)	$(4,729,855)	$19,545,741

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2021	$934,892	20,700,399	$358,837,150	$359,772,042	$132,594,007
Distributions paid or accrued ($1.469 per BUC):*
Regular distribution	(177,820)	-	(17,604,203)	(17,782,023)	-
Distribution of Tier 2 income (Note 3)	(2,649,242)	-	(7,947,726)	(10,596,968)	-
Distribution of Tier 3 income (Note 3)	-	-	(6,507,605)	(6,507,605)	-
Net income allocable to Partners	2,830,481	-	32,397,956	35,228,437	-
Sale of BUCs, net of issuance costs	-	1,859,160	31,239,495	31,239,495	-
Repurchase of BUCs	-	(75,713)	(1,363,736)	(1,363,736)	-
Restricted units awarded	-	88,775	-	-	-
Restricted unit compensation expense	12,777	-	1,264,917	1,277,694	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(15,021)	(301,562)	(301,562)	-
Unrealized loss on securities	(190,863)	-	(18,895,409)	(19,086,272)	(19,086,272)
Unrealized gain on bond purchase commitments	5,325	-	527,200	532,525	532,525
Balance as of December 31, 2021	$765,550	22,557,600	$371,646,477	$372,412,027	$114,040,260
Distributions paid or accrued ($1.709 per BUC):*
Regular distribution	(21,277)	-	(2,106,457)	(2,127,734)	-
Distribution of Tier 2 income (Note 3)	(3,242,365)	-	(9,727,094)	(12,969,459)	-
Distribution of Tier 3 income (Note 3)	-	-	(26,835,826)	(26,835,826)	-
Cash paid in lieu of fractional BUCs	-	-	(2,506)	(2,506)	-
Net income allocable to Partners	3,471,267	-	59,224,274	62,695,541	-
Rounding of BUCs upon Reverse Unit Split	-	1,160	-	-	-
Restricted units awarded	-	96,321	-	-	-
Restricted units forfeited	-	(5,437)	-	-	-
Restricted unit compensation expense	15,316	-	1,516,306	1,531,622	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(23,281)	(456,127)	(456,127)	-
Unrealized loss on securities	(694,265)	-	(68,732,281)	(69,426,546)	(69,426,546)
Unrealized loss on bond purchase commitments	(8,655)	-	(856,820)	(865,475)	(865,475)
Balance as of December 31, 2022	$285,571	22,626,363	$323,669,946	$323,955,517	$43,748,239

* On April 1, 2022, the Partnership effected a one-for-three Reverse Unit Split of its outstanding BUCs. On October 31, 2022, the Partnership completed the Third Quarter BUCs Distribution at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022. On January 31, 2023, the Partnership completed the Fourth Quarter BUCs Distribution at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022. The amounts indicated in the Consolidated Statements of Partners' Capital have been adjusted to reflect both the Reverse Unit Split and the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$65,562,166	$38,099,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,717,415	2,732,922
Amortization of deferred financing costs	2,537,186	1,209,837
Gain on sale of investments in unconsolidated entities	(39,805,285)	(15,520,749)
Contingent interest realized on investing activities	-	(1,848,825)
Provision for credit loss	-	1,856,893
Provision for loan loss	-	444,302
Recovery of prior credit loss	(57,124)	-
Loss on sale of real estate assets, net	-	14,800
Gain on derivative financial instruments, net of cash paid	(7,187,020)	(21,915)
Restricted unit compensation expense	1,531,622	1,277,694
Bond premium, discount and origination fee amortization	(1,880,983)	(137,520)
Debt premium amortization	(40,591)	(40,565)
Deferred income tax benefit & income tax payable/receivable	(120,923)	(166,206)
Change in preferred return receivable from unconsolidated entities, net	(2,404,641)	4,657,928
Accrued interest added to property loan principal	(635,226)	-
Changes in operating assets and liabilities
Increase in interest receivable	(2,316,182)	(1,099,915)
Decrease in other assets	(356,241)	(349,949)
Increase in accounts payable, accrued expenses and other liabilities	3,583,565	2,831,931
Net cash provided by operating activities	21,127,738	33,940,151
Cash flows from investing activities:
Capital expenditures	(1,808,416)	(156,765)
Proceeds from sale of land held for development	-	110,000
Advances on mortgage revenue bonds	(182,726,187)	(69,672,500)
Advances on taxable mortgage revenue bonds	(13,669,857)	(2,000,000)
Advances on governmental issuer loans	(115,462,985)	(119,903,793)
Advances on taxable governmental issuer loans	(7,000,000)	(1,000,000)
Advances on property loans	(131,118,766)	(55,738,536)
Contributions to unconsolidated entities	(34,036,247)	(37,780,645)
Proceeds from sale of investments in unconsolidated entities	66,786,694	45,281,550
Return of investments in unconsolidated entities	1,462,160	1,476,350
Principal payments received on mortgage revenue bonds and contingent interest	109,034,876	51,710,640
Principal payments received on taxable mortgage revenue bonds	10,583	9,675
Principal payments received on property loans	30,332,123	191,264
Costs incurred on sale of The 50/50 MF Property	(403,625)	-
Net cash used in investing activities	(278,599,647)	(187,472,760)
Cash flows from financing activities:
Distributions paid	(46,628,307)	(28,650,420)
Repurchase of BUCs	-	(1,363,736)
Proceeds from the sale of BUCs	-	33,321,250
Payment of offering costs related to the sale of BUCs	-	(2,081,755)
Payment of tax withholding related to restricted unit awards	(456,127)	(301,562)
Proceeds from debt financing	643,402,000	181,394,000
Principal payments on debt financing	(404,666,949)	(34,955,800)
Principal payments on mortgages payable	(906,481)	(850,674)
Principal borrowing on unsecured lines of credit	-	15,172,445
Principal payments on unsecured lines of credit	-	(22,647,446)
Principal borrowing on secured lines of credit	137,742,000	70,714,000
Principal payments on secured lines of credit	(127,956,000)	(25,000,000)
Increase (decrease) in security deposit liability related to restricted cash	(148,851)	89,854
Proceeds upon exchange of Redeemable Preferred Units	20,000,000	-
Payment upon exchange of Redeemable Preferred Units	(20,000,000)	-
Debt financing and other deferred costs paid	(2,204,590)	(2,365,663)
Net cash provided by financing activities	198,176,695	182,474,493
Net increase (decrease) in cash, cash equivalents and restricted cash	(59,295,214)	28,941,884
Cash, cash equivalents and restricted cash at beginning of period	151,932,470	122,990,586
Cash, cash equivalents and restricted cash at end of period	$92,637,256	$151,932,470

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,262,815	$19,961,390
Cash paid during the period for income taxes	69,729	229,998
Supplemental disclosure of noncash investing and financing activities:
Net real estate, operating assets and operating liabilities of The 50/50 MF Property sold for noncash consideration	$22,435,371	$-
Property loan received as consideration for sale of The 50/50 MF Property	4,803,620	-
Mortgages payable assumed by the buyer of The 50/50 MF Property	24,228,373	-
Deferred gain liability recorded upon sale of The 50/50 MF Property	6,596,622	-
Distributions declared but not paid for BUCs and General Partner	10,899,677	12,757,459
Exchange of Redeemable Preferred Units	10,000,000	-
Distributions declared but not paid for Preferred Units	708,750	708,750
Investment in previously unconsolidated entity consolidated as land	-	970,615
Debt from previously unconsolidated entity consolidated as mortgage payable	-	1,690,000
Capital expenditures financed through accounts payable	565,614	686,287
Deferred financing costs financed through accounts payable	117,400	131,678

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$51,188,416	$68,285,501
Restricted cash	41,448,840	83,646,969
Total cash, cash equivalents and restricted cash	$92,637,256	$151,932,470

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

1. Basis of Presentation

Effective December 5, 2022, America First Multifamily Investors, L.P. amended its Certificate of Limited Partnership with the Secretary of State of the State of Delaware to change its name to Greystone Housing Impact Investors LP (the “Partnership”), a Delaware limited partnership. The Partnership was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act primarily for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds (“MRBs”) that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties and commercial properties. The Partnership has also invested in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily properties. The Partnership expects and believes the interest earned on these MRBs and GILs is excludable from gross income for federal income tax purposes. The Partnership may also invest in other types of securities, including taxable MRBs and taxable GILs secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs or GILs held by the Partnership and may or may not be secured by real estate.

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

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The outstanding Series A Preferred Units and Series A-1 Preferred Units are redeemable in the future (Note 19). The Partnership had not yet issued Series B Preferred Units as of December 31, 2022. The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders.”

On December 5, 2022, America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”), in its capacity as the general partner of the Partnership, and Greystone ILP, Inc. (the “Initial Limited Partner”), in its capacity as the initial limited partner of the Partnership, entered into the Greystone Housing Impact Investors LP Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), which amended and restated the America First Multifamily Investors, L.P. First Amended and Restated Agreement of Limited Partnership dated September 15, 2015, as further amended. The Partnership Agreement was approved by the Board of Managers of Greystone AF Manager LLC (“Greystone Manager”), which is the general partner of the General Partner of the Partnership, and the amendments made pursuant to the Partnership Agreement did not require the approval of the holders of the Partnership’s BUCs. Mortgage investments, as defined in the Partnership Agreement, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans. The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than mortgage investments provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt investments and other investments cannot exceed 25% of the Partnership's total assets at the time of acquisition as required under the Partnership Agreement. Tax-exempt investments and other investments primarily consist of real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

AFCA 2 is the sole general partner of the Partnership. Greystone Manager, the general partner of AFCA 2, an affiliate of Greystone & Co. II LLC (collectively with its affiliates, “Greystone”).

All disclosures of the number of rental units for properties related to MRBs, GILs, property loans and MF Properties are unaudited.

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes Greystone Housing Impact Investors LP, its consolidated subsidiaries and consolidated variable interest entities (Note 5). All intercompany transactions are eliminated. The consolidated subsidiaries of the Partnership for the periods presented consist of:

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
•
ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to provide equity for the development of multifamily properties;
•
ATAX Freestone Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to provide equity for the development of multifamily properties;
•
One wholly owned corporation (“the Greens Hold Co”), which owned 100% of The 50/50 MF Property, a real estate asset, and certain property loans; and
•
Lindo Paseo LLC, a wholly owned limited liability company, which owns 100% of the Suites on Paseo MF Property.

The Partnership also consolidates variable interest entities (“VIEs”) in which the Partnership is deemed to be the primary beneficiary.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates and assumptions include those used in determining: (i) the fair value of MRBs and taxable MRBs; (ii) investment impairments; (iii) impairment of real estate assets; and (iv) allowances for loan losses.

Risks and Uncertainties

The Federal Reserve announced seven increases in short-term interest rates totaling 425 basis points during 2022 and an additional 25 basis point increase in February 2023. The Federal Reserve has signaled further future short-term interest rate increases to combat inflation in the broader economy. In addition, geopolitical conflicts continue to impact the general global economic environment. These factors have caused volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly those with fixed interest rates. In addition, increases in short-term interest rates will generally result in increases in the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The current inflationary environment in the United States may increase operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Higher general and administrative expenses of the Partnership and real estate operating expenses of the MF Properties may adversely affect the Partnership’s operating results, including a reduction in net income.

Furthermore, the potential for an economic recession either globally or locally in the U.S. or other economies could further impact the valuation of our investment assets, limit the Partnership’s ability to obtain additional debt financing from lenders, and limit opportunities for additional investments.

Variable Interest Entities

Under the accounting guidance for consolidation, the Partnership evaluates entities in which it holds a variable interest to determine if the entities are VIEs and if the Partnership is the primary beneficiary. The entity that is deemed to have: (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, is considered the primary beneficiary. If the Partnership is deemed to be the primary beneficiary, then it will consolidate the VIEs in its consolidated financial statements. The Partnership has consolidated all VIEs in which it has determined it is the primary beneficiary. In the Partnership’s consolidated financial statements, all transactions and accounts between the Partnership and the consolidated VIEs have been eliminated in consolidation.

The Partnership re-evaluates its accounting for VIEs at each reporting date based on events and circumstances at the VIEs. As a result, changes to the consolidated VIEs may occur in the future based on changes in circumstances. The accounting guidance on consolidations is complex and requires significant analysis and judgment.

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

Restricted Cash

Restricted cash is legally restricted as to its use. The Partnership has been required to maintain restricted cash collateral related to one secured line of credit (Note 14) and the total return swap transaction (Note 17). In addition, the Partnership is required to maintain restricted cash balances related to the TEBS Financing facilities (Note 15), resident security deposits, required maintenance reserves, escrowed funds, and property rehabilitation. Restricted cash is presented with cash and cash equivalents in the consolidated statements of cash flows.

Investments in Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities. The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at their estimated fair value. The net unrealized gains or losses on these investments are reflected on the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income. See Note 23 for a description of the Partnership’s methodology for estimating the fair value of MRBs and taxable MRBs.

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

The recognition of other-than-temporary impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s consolidated financial statements. If the Partnership experiences deterioration in the values of its MRB portfolio, the Partnership may incur other-than-temporary impairments or provision for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. The Partnership periodically reviews any previously impaired MRBs for indications of a recovery of value. If a recovery of value is identified, the Partnership will accrete the recovery of prior credit losses into investment income over the remaining term of the MRB.

Investments in Governmental Issuer Loans and Taxable Governmental Issuer Loans

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

Investments in Unconsolidated Entities

The Partnership accounts for its investments in unconsolidated entities under the equity method of accounting. Through ATAX Vantage Holdings, LLC and ATAX Freestone Holdings, LLC, the Partnership makes investments in non-controlling limited membership interests in entities formed to construct market-rate multifamily properties. The Partnership applies the equity method of accounting by initially recording these investments at cost, subsequently adjusted for accrued preferred returns, the Partnership’s share of earnings (losses) of the unconsolidated entities, cash contributions, and distributions.

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

The Partnership earns a preferred return on its investments in Vantage properties that is guaranteed by an unrelated third party, which is also an affiliate of the unconsolidated entities. The term of the third-party guaranty is from the initial investment through a date approximately five years after commencement of construction. The Partnership recognizes its preferred return based upon the guaranty provided by the unrelated third-party, the guarantor’s financial ability to perform under the guaranty and the cash flows expected to be received from each property. Preferred returns are reported within “Investment income” on the Partnership’s consolidated statements of operations.

The Partnership earns a preferred return on its investments in Freestone properties that is senior to the preferred return and return of capital of the other members of the unconsolidated entities. The Partnership recognizes its preferred return on each investment to the extent there is capital of the managing member of the unconsolidated entity to support the recognition of preferred return. Preferred returns are reported within “Investment income” on the Partnership’s consolidated statements of operations. In addition, the Partnership will recognize its share of earnings (losses) of the unconsolidated entities, when appropriate, and report within “Earnings (losses) from investments in unconsolidated entities” on the Partnership’s consolidated statements of operations. There are generally no earnings (losses) reported during the construction period for each unconsolidated entity as construction costs are capitalized.

Property Loans, Net

The Partnership invests in property loans made to the owners of certain multifamily, student housing and skilled nursing properties. Most of the property loans have been made to multifamily properties that secure MRBs and GILs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. Interest income is recognized upon the repayment of these property loans and accrued interest which is dependent largely on the cash flows or proceeds upon sale or refinancing of the related property.

Property loans are reported net of loan loss allowances. The Partnership periodically evaluates property loans for potential impairment by estimating the fair value of the related property and comparing the fair value to the outstanding MRBs, GILs or other senior financing, plus the Partnership’s property loans. The Partnership also considers financing commitments, borrower equity commitments, guaranties by borrower affiliates, and construction progress when assessing property loans associated with GIL investments. The Partnership utilizes a discounted cash flow model that considers varying assumptions including multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates. The Partnership may also consider other information such as independent appraisals in estimating a property’s fair value. If the estimated fair value of the related property, after deducting the amortized cost basis of the MRB, GIL or other senior financing, exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is recorded. If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is recognized. The determination of the need for an allowance for loan loss is subject to considerable judgment. See Note 10 for additional information on the Partnership’s property loan loss allowances.

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

Deferred Financing Costs

Debt financing costs are capitalized and amortized using the effective interest method through either the stated maturity date or the optional redemption date of the related debt financing agreement. Debt financing costs associated with revolving line of credit arrangements are reported within “Other assets” on the Partnership’s consolidated balance sheets. Deferred financing costs associated with debt financing and mortgages payable arrangements are reported as reductions to the carrying value of the related liability on the Partnership’s consolidated balance sheets.

Income Taxes

No provision has been made for income taxes of the Partnership as it is a partnership for federal income tax purposes such that profits and losses are allocated to Unitholders, except for certain entities described below. The distributive share of income, deductions and credits is reported to Unitholders on Internal Revenue Service (“IRS”) Schedule K-1. The Partnership pays franchise margin taxes on revenues in certain jurisdictions relating to property loans and investments in unconsolidated entities.

The Greens Hold Co is a corporation that is subject to federal and state income taxes. The Partnership recognizes income tax expense or benefit for the federal and state income taxes incurred by this entity in its consolidated financial statements.

The Partnership evaluates its tax positions on the consolidated financial statements under the accounting guidance for uncertain tax positions. The Partnership may recognize a tax benefit from an uncertain tax position only if the Partnership believes it is more likely than not that the tax position will be sustained on examination by taxing authorities. The Partnership accrues interest and penalties, if any, and reports them within “Income tax expense” on the Partnership’s consolidated statements of operations.

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

Investment Income from Investments in Mortgage Revenue Bonds and Governmental Issuer Loans

The interest income received by the Partnership from its MRBs and GILs is dependent upon the net cash flow of the underlying properties. Interest income on fully performing MRBs and GILs is recognized as it is earned. Current and past due interest income on MRBs and GILs not fully performing is recognized as it is received. The Partnership reinstates the accrual of interest once the MRB’s or GIL’s ability to perform is adequately demonstrated. Interest income related to MRBs and GILs is reported within “Investment Income” and interest income related to taxable MRBs and taxable GILs is reported within “Other interest income” on the Partnership’s consolidated statements of operations. As of December 31, 2022 and 2021, all of the Partnership’s MRBs and GILs were fully performing and current on all interest payments, with the exception of the Provision Center 2014-1 MRB and forbearance granted to the borrower of the Live 929 Apartments MRBs until January 2022.

Premiums on callable MRB investments are amortized as a yield adjustment to the earliest call date. Discounts on MRB investments are amortized as a yield adjustment to the stated maturity date. Amortization of premiums and discounts is reported within “Investment income” on the Partnership’s consolidated statements of operations.

Bond origination costs are capitalized and amortized utilizing the effective interest method over the period to the stated maturity of the related MRB and taxable MRB investments. Bond origination costs are reported as an adjustment to the cost adjusted for paydowns and allowances of the related MRB in Note 6.

Derivative Instruments and Hedging Activities

The Partnership reports interest rate derivatives on its consolidated balance sheets at fair value. The Partnership’s derivative instruments are not designated as hedging instruments for GAAP purposes and changes in fair value are reported within “Interest expense” on the Partnership’s consolidated statements of operations. The Partnership is exposed to loss upon defaults by its counterparties on its interest rate derivative agreements. The Partnership does not anticipate non-performance by any counterparty.

Redeemable Preferred Units

The Partnership has designated three series of Preferred Units consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership has issued Series A Preferred Units and Series A-1 Preferred Units, representing limited partnership interests in the Partnership to various financial institutions. The Series A Preferred Units and Series A-1 Preferred Units are recorded as mezzanine equity due to the holders’ redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. The costs of issuing the Series A Preferred Units and Series A-1 Preferred Units have been netted against the carrying value of the Series A Preferred Units and Series A-1 Preferred Units, and are amortized to the first redemption date. The Partnership will account for the Series B Preferred Units in a manner consistent with the Series A Preferred Units and Series A-1 Preferred Units if and when issued.

Beneficial Unit Certificates (“BUCs”)

The Partnership has issued BUCs representing assigned limited partnership interests to investors. Costs related to the issuance of BUCs are recorded as a reduction to partners’ capital when issued. On April 1, 2022, the Partnership effected a one-for-three reverse unit split (“Reverse Unit Split”) of its outstanding BUCs. As a result of the Reverse Unit Split, holders of BUCs received one BUC for every three BUCs owned at the close of business on April 1, 2022. All fractional BUCs created by the Reverse Unit Split were rounded to the nearest whole BUC, with any fraction equal to or above 0.5 BUC rounded up to the next higher BUC, as provided by the Partnership Agreement. Immediately prior to the Reverse Unit Split, there were 66,049,908 BUCs issued and outstanding, and immediately after the Reverse Unit Split the number of issued and outstanding BUCs decreased to 22,017,915. In connection with the Reverse Unit Split, the CUSIP number for the BUCs changed to 02364V 206. The BUCs continue to trade on the NYSE under the trading symbol “GHI.”

On September 14, 2022, the Partnership declared a supplemental distribution payable in the form of additional BUCs equal to $0.20 per BUC (the “Third Quarter BUCs Distribution”). The Third Quarter BUCs Distribution was paid at a ratio of 0.01044 BUCs for each issued and outstanding BUC as of the record date of September 30, 2022, which represents an amount per BUC based on the closing price of the BUCs on the Nasdaq Stock Market LLC on September 13, 2022, which was the national securities exchange upon which the BUCs were listed as of that date. The Third Quarter BUCs Distribution was completed on October 31, 2022. On December 19, 2022, the Partnership declared a supplemental distribution payable in the form of additional BUCs equal to $0.20 per BUC (the “Fourth Quarter BUCs Distribution”, collectively with the Third Quarter BUCs Distribution, the “BUCs Distributions”). The Fourth Quarter BUCs Distribution was paid at a ratio of 0.0105 BUCs for each issued and outstanding BUC as of the record date of December 30, 2022, which represents an amount per BUC based on the closing price of the BUCs on the NYSE on December 16, 2022. The Fourth Quarter BUCs Distribution was completed on January 31, 2023. There were no fractional BUCs issued in connection with the BUCs Distributions. All fractional BUCs resulting from the BUCs Distributions received cash for such fraction based on the market value of the BUCs on the record date.

The one-for-three Reverse Unit Split and the BUCs Distributions have been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s consolidated financial statements.

Restricted Unit Awards (“RUA” or “RUAs”)

On December 5, 2022, the Board of Managers of Greystone Manager approved the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (the “Plan”) to reflect the Partnership’s new name. No material or other changes were made to the Plan. The Plan was approved by the BUC holders in September 2015and permits the grant of RUAs and other awards to the employees of Greystone Manager, or any affiliate, who performs services for Greystone Manager, the Partnership or an affiliate, and members of the Board of Managers of Greystone Manager. The Plan permits total grants of RUAs of up to 1.0 million BUCs, which reflects adjustments made to the number of BUCs that may be granted under the Plan as a result of the Reverse Unit Split.

RUAs have historically been granted with vesting conditions ranging from three months to up to three years. RUAs typically provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control, or upon death or disability of the participant. Outstanding RUAs were adjusted on a one-for-three basis in conjunction with the Reverse Unit Split effected on April 1, 2022. The number of outstanding RUAs was not impacted by the BUCs Distributions as holders of RUAs did not participate in the BUCs Distributions, but rather received cash in the amount of $0.40 per RUA. The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The Partnership accounts for modifications to RUAs as they occur, if the fair value of the RUAs change, there are changes to vesting conditions or the awards no longer qualify for equity classification. The Partnership accounts for forfeitures as they occur.

Net Income per BUC

The Partnership uses the two-class method to allocate net income available to the BUCs, and to the unvested RUAs as the RUAs are participating securities. Unvested RUAs are included with BUCs for the calculation of diluted net income per BUC using the treasury stock method, if the treasury stock method is more dilutive than the two-class method.

Lessee Leases

The Partnership’s only material lessee lease was a ground lease at The 50/50 MF Property, which was sold in December 2022. The ground lease was assumed by the buyer. The Partnership has elected the package of practical expedients in ASU 2016-11, elected not to apply ASC 842 to short-term leases, and elected to combine lease and non-lease components when accounting for operating lease arrangements.

The Partnership’s lessee ROU assets are reported within “Other assets” on the Partnership’s consolidated balance sheet (Note 12). The Partnership’s lessee operating lease liabilities are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheet (Note 13). See Note 13 for additional information on the Partnership’s ground lease. The Partnership used a discount rate of 6.6% to calculate the ROU asset and lease liability related to the ground lease. The discount rate is based on the Partnership’s estimated incremental borrowing rate to borrow, on a fully collateralized basis, over a similar term for the amount of contractual lease payments. The incremental borrowing rate was estimated using market transactions adjusted for differences in term and security.

Lessor Leases

The Partnership’s lessor leases consist of tenant leases related to real estate assets, specifically at the MF Properties. Tenant leases also contain terms for non-lease revenues related to operations at the MF Properties, such as parking and food service revenues. The Partnership has elected to combine the lease and non-lease components when accounting for lessor leases. The unit lease component of the tenant lease is considered the predominant component, so all components of the tenant lease are accounted for under ASC 842. Tenant leases are typically for terms of 12 months or less and do not include extension options so no ROU asset has been recorded for such leases. Lease revenue is recognized monthly and is reported within “Property revenues” on the Partnership’s consolidated statements of operations.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).” ASU 2016-13 enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs. ASU 2016-13 is effective for the Partnership on January 1, 2023 and is to be adopted through a cumulative-effect adjustment to retained earnings as of that date. The Partnership regularly assesses its assets that are within the scope of ASU 2016-13 and has determined that the GILs, taxable GILs, property loans, receivables reported within other assets, financial guaranties, financial commitments, and interest receivable related to such assets, are within the scope of ASU 2016-13. The Partnership has developed a loss rate model based on the weighted average remaining maturity of items within the scope of ASU 2016-13. The Partnership has developed and continues to refine data collection processes, assessment procedures and internal controls that will be required when ASU 2016-13 becomes effective, and to evaluate the impact to the Partnership's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities from March 12, 2020 through December 31, 2024. ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Partnership has evaluated its population of instruments indexed, either directly or indirectly, to LIBOR and does not currently expect the adoption of ASU 2020-04 to have a material impact on the Partnership's consolidated financial statements.

3. Partnership Income, Expenses and Distributions

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

Cash distributions paid or accrued per BUC during the fiscal years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2022	2021
Cash distributions (1)	$1.709	$1.469
(1)
All cash distributions per BUC amounts above have been retroactively adjusted for the one-for-three Reverse Unit Split and the BUCs Distributions.

In addition to cash distributions, the General Partner declared two distributions to BUC holders in the form of additional BUCs during 2022 totaling $0.40 per BUC. In October 2022, the Partnership completed the Third Quarter BUCs Distribution equal to $0.20 per BUC and paid at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022. In January 2023, the Partnership completed the Fourth Quarter BUCs Distribution equal to $0.20 per BUC at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022. The BUCs distributions were made pro rata among all BUC holders as of the record date, with BUC holders receiving cash for all resulting fractional BUCs.

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership’s consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the years ended December 31, 2022 and 2021.

5. Variable Interest Entities

Consolidated Variable Interest Entities ("VIEs")

The Partnership has determined the TOB, term TOB and TEBS financings are VIEs where the Partnership is the primary beneficiary. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The agreements related to the TOB, term TOB and TEBS financings stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If the underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, term TOB, and TEBS financings on a consolidated basis. The Partnership reports the senior securities related to the TOB, term TOB, and TEBS financings as secured debt financings on the Partnership’s consolidated balance sheets (Note 15). The investment assets securing the TOB, term TOB, and TEBS financings are reported as assets on the Partnership’s consolidated balance sheets (Notes 6, 7, 10 and 12).

The Partnership has determined its investment in Vantage at San Marcos is a VIE and the Partnership is the primary beneficiary. The Partnership may currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. If the Partnership were to redeem its investment, the underlying assets of the project would likely need to be sold. If the underlying assets were sold, the extent to which the VIE will be exposed to gains or losses would result from decisions made by the Partnership. The Partnership’s option to redeem its investment in Vantage at San Marcos became effective beginning in the fourth quarter of 2021. As the primary beneficiary, the Partnership reports the assets and liabilities of Vantage at San Marcos on a consolidated basis, which consist of a real estate asset investment (Note 8), mortgage payable (Note 16), and current liabilities associated with the construction costs of a market-rate multifamily property (Note 13). If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

During 2021, the Partnership consolidated Vantage at Hutto and Vantage at Fair Oaks because it could require the managing member of the VIEs to purchase the Partnership’s equity investments in the VIEs at a price equal to the Partnership’s carrying value. The Partnership’s right to require the managing members of the VIEs to purchase the Partnership’s equity investments at a price equal to the Partnership’s carrying values was terminated during 2021 upon construction commencement. As such, the Partnership is no longer the primary beneficiary of the VIEs and they are not reported on a consolidated basis and were instead reported as investments in unconsolidated entities as of December 31, 2022 and 2021.

Non-Consolidated VIEs

The Partnership has variable interests in various VIEs in the form of MRBs, taxable MRBs, GILs, taxable GILs, property loans and investments in unconsolidated entities. These variable interests do not allow the Partnership to direct the activities that most significantly impact the economic performance of such VIEs. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the consolidated financial statements.

The Partnership held variable interests in 35 and 30 non-consolidated VIEs as of December 31, 2022 and 2021, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of December 31, 2022 and 2021:

	Maximum Exposure to Loss
	December 31, 2022	December 31, 2021
Mortgage revenue bonds	$71,629,581	$51,045,000
Taxable mortgage revenue bonds	3,044,829	2,000,000
Governmental issuer loans	300,230,435	184,767,450
Taxable governmental issuer loans	8,000,000	1,000,000
Property loans	169,002,497	47,274,576
Investments in unconsolidated entities	115,790,841	107,793,522
	$667,698,183	$393,880,548

The Partnership’s maximum exposure to loss for the MRBs and taxable MRBs as of December 31, 2022 is equal to the Partnership’s cost adjusted for paydowns. The difference between the MRB carrying value in the Partnership's consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $103.0 million and $31.9 million, respectively, as of December 31, 2022 (Note 18).

The Partnership’s maximum exposure to loss for the GILs, taxable GILs, property loans and investments in unconsolidated entities as of December 31, 2022 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $103.9 million, $59.2 million, $56.7 million, and $30.5 million, respectively, as of December 31, 2022 (Note 18).

6. Mortgage Revenue Bonds

The Partnership invests in MRBs that are issued by state and local governments, their agencies, and authorities to finance the construction or acquisition and rehabilitation of income-producing multifamily rental properties. An MRB does not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on an MRB. An MRB is a non-recourse obligation of the property owner. Each MRB is collateralized by a mortgage on all real and personal property of the secured property. Typically, the sole source of the funds to pay principal and interest on an MRB is the net cash flow or the sale or refinancing proceeds from the secured property. The Partnership may commit to provide funding for MRBs on a draw-down basis during construction and/or rehabilitation of secured property and may require recourse to the borrower during the construction or rehabilitation period in certain instances.

The Partnership expects and believes that the interest received on our MRBs is excludable from gross income for federal income tax purposes. The Partnership primarily invests in MRBs that are senior obligations of the secured properties, though it may also invest in subordinate MRBs or taxable MRBs that share the first mortgage lien with the related MRBs. The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. MRBs may have optional call dates that may be exercised by the borrower or the Partnership that are earlier than the contractual maturity. Such optional calls may be at either par or a premium to par.
The Partnership had the following MRB investments as of December 31, 2022 and 2021:

	December 31, 2022
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,874,603	$888,242	$-	$10,762,845
Glenview Apartments - Series A (3)	CA	4,372,370	309,570	-	4,681,940
Harmony Court Bakersfield - Series A (4)	CA	3,600,418	274,456	-	3,874,874
Harmony Terrace - Series A (4)	CA	6,665,787	625,752	-	7,291,539
Harden Ranch - Series A (2)	CA	6,449,455	581,466	-	7,030,921
Las Palmas II - Series A (4)	CA	1,633,397	140,681	-	1,774,078
Lutheran Gardens (6)	CA	10,352,000	127,107	-	10,479,107
Montclair Apartments - Series A (3)	CA	2,368,757	199,617	-	2,568,374
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,507,111	834,292	-	8,341,403
Montevista - Series A (6)	CA	6,656,219	902,690	-	7,558,909
Ocotillo Springs - Series A (6), (7)	CA	11,090,000	-	(331,311)	10,758,689
Residency at the Entrepreneur - Series J-1 (6)	CA	9,088,496	122,815	-	9,211,311
Residency at the Entrepreneur - Series J-2 (6)	CA	7,500,000	176,092	-	7,676,092
Residency at the Entrepreneur - Series J-3 (6)	CA	3,900,000	726,834	-	4,626,834
Residency at the Mayer - Series A (6)	CA	26,067,585	-	-	26,067,585
San Vicente - Series A (4)	CA	3,367,978	255,787	-	3,623,765
Santa Fe Apartments - Series A (3)	CA	2,869,660	216,000	-	3,085,660
Seasons at Simi Valley - Series A (4)	CA	4,137,438	522,910	-	4,660,348
Seasons Lakewood - Series A (4)	CA	7,100,512	666,562	-	7,767,074
Seasons San Juan Capistrano - Series A (4)	CA	11,954,944	1,038,904	-	12,993,848
Summerhill - Series A (4)	CA	6,199,861	265,296	-	6,465,157
Sycamore Walk - Series A (4)	CA	3,428,986	124,598	-	3,553,584
The Village at Madera - Series A (4)	CA	2,977,825	247,354	-	3,225,179
Tyler Park Townhomes - Series A (2)	CA	5,616,043	264,300	-	5,880,343
Vineyard Gardens - Series A (6)	CA	3,908,104	514,719	-	4,422,823
Westside Village Market - Series A (2)	CA	3,670,075	267,369	-	3,937,444
Brookstone (1)	IL	7,286,052	1,286,871	-	8,572,923
Copper Gate Apartments (2)	IN	4,840,000	117,014	-	4,957,014
Renaissance - Series A (3)	LA	10,585,375	645,412	-	11,230,787
Live 929 Apartments - Series 2022A (6)	MD	58,107,262	2,217,857	-	60,325,119
Jackson Manor Apartments (6)	MS	6,900,000	-	-	6,900,000
Greens Property - Series A (2)	NC	7,599,000	597	-	7,599,597
Silver Moon - Series A (3)	NM	7,557,312	863,401	-	8,420,713
Village at Avalon (5)	NM	15,942,560	1,727,010	-	17,669,570
Columbia Gardens (4)	SC	12,542,207	968,469	-	13,510,676
Companion at Thornhill Apartments (4)	SC	10,786,181	709,979	-	11,496,160
The Palms at Premier Park Apartments (2)	SC	18,137,042	808,555	-	18,945,597
The Park at Sondrio - Series 2022A (6)	SC	38,100,000	-	-	38,100,000
The Park at Vietti - Series 2022A (6)	SC	26,985,000	-	-	26,985,000
Village at River's Edge (4)	SC	9,649,659	590,962	-	10,240,621
Willow Run (4)	SC	12,368,964	953,988	-	13,322,952
Arbors at Hickory Ridge (2)	TN	10,591,726	2,005,029	-	12,596,755
Avistar at Copperfield - Series A (6)	TX	13,532,636	919,463	-	14,452,099
Avistar at the Crest - Series A (2)	TX	8,896,378	975,504	-	9,871,882
Avistar at the Oaks - Series A (2)	TX	7,196,674	717,701	-	7,914,375
Avistar at the Parkway - Series A (3)	TX	12,429,842	950,930	-	13,380,772
Avistar at Wilcrest - Series A (6)	TX	5,128,595	170,370	-	5,298,965
Avistar at Wood Hollow - Series A (6)	TX	38,941,304	2,645,832	-	41,587,136
Avistar in 09 - Series A (2)	TX	6,214,048	619,707	-	6,833,755
Avistar on the Boulevard - Series A (2)	TX	15,155,942	1,290,551	-	16,446,493
Avistar on the Hills - Series A (2)	TX	4,927,003	523,079	-	5,450,082
Bruton Apartments (4)	TX	17,381,296	281,271	-	17,662,567
Concord at Gulfgate - Series A (4)	TX	18,404,942	1,842,303	-	20,247,245
Concord at Little York - Series A (4)	TX	12,893,533	1,249,523	-	14,143,056
Concord at Williamcrest - Series A (4)	TX	19,973,464	1,935,645	-	21,909,109
Crossing at 1415 - Series A (4)	TX	7,170,756	605,369	-	7,776,125
Decatur Angle (4)	TX	21,866,672	77,837	-	21,944,509
Esperanza at Palo Alto (4)	TX	18,916,082	2,209,462	-	21,125,544
Heights at 515 - Series A (4)	TX	6,564,951	573,569	-	7,138,520
Heritage Square - Series A (3)	TX	10,325,196	671,790	-	10,996,986
Oaks at Georgetown - Series A (4)	TX	11,911,472	746,300	-	12,657,772
Runnymede (1)	TX	9,535,000	45,577	-	9,580,577
Southpark (1)	TX	11,257,062	1,352,726	-	12,609,788
15 West Apartments (4)	WA	9,454,318	1,534,060	-	10,988,378
Mortgage revenue bonds held in trust		$718,413,130	$45,127,126	$(331,311)	$763,208,945

(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 15. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 15. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 15. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
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

	December 31, 2022
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
CCBA Senior Garden Apartments	CA	$3,792,700	$42,672	$-	$3,835,372
Residency at Empire - Series BB-1	CA	14,118,500	-	-	14,118,500
Residency at Empire - Series BB-2	CA	4,000,000	-	-	4,000,000
Residency at Empire - Series BB-3	CA	55,000	-	-	55,000
Solano Vista - Series A	CA	2,631,168	297,861	-	2,929,029
Meadow Valley (1)	MI	4,833,437	-	(1,193,085)	3,640,352
Greens Property - Series B	NC	915,039	122	-	915,161
Provision Center 2014-1	TN	4,294,939	-	-	4,294,939
Avistar at the Crest - Series B	TX	724,747	53,132	-	777,879
Avistar at the Oaks - Series B	TX	530,829	33,406	-	564,235
Avistar at the Parkway - Series B	TX	123,176	22,510	-	145,686
Avistar in 09 - Series B	TX	437,886	27,557	-	465,443
Avistar on the Boulevard - Series B	TX	430,647	26,816	-	457,463
Mortgage revenue bonds held by the Partnership		$36,888,068	$504,076	$(1,193,085)	$36,199,059
(1)
The Partnership has a remaining MRB funding commitment of $39.3 million as of December 31, 2022. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining $39.3 million funding commitment outstanding as of December 31, 2022 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not other-than-temporary.

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

(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 15. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 15. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 15. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
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
The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of December 31, 2022. See Note 18 for additional information regarding the Partnership’s MRB funding commitments.

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

During the year ended December 31, 2021, the Partnership recognized a provision for credit loss of $1.9 million related to the Provision Center 2014-1 MRB in its consolidated statements of operations. The borrower of the Provision Center 2014-1 MRB filed for Chapter 11 bankruptcy in December 2020 and ceased making contractual principal and interest payments. The credit loss was driven primarily by collateral information obtained during the bankruptcy process. The underlying property was successfully sold out of bankruptcy in July 2022 and final settlement of the bankruptcy estate is ongoing. The net carrying value of the MRB, inclusive of accrued interest, is $4.6 million as of December 31, 2022, which is the estimate of the proceeds that will ultimately receive upon liquidation of the bankruptcy and bond trust estate. The Partnership received $3.7 million of initial proceeds in January 2023 and expects the remaining proceeds to be received at final liquidation.

Activity in 2022:

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the year ended December 31, 2022:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Initial Principal Funding
Residency at the Entrepreneur - Series J-1	April	Los Angeles, CA	200	3/31/2040	6.00%		$9,000,000
Residency at the Entrepreneur - Series J-2	April	Los Angeles, CA	200	3/31/2040	6.00%		7,500,000
Residency at the Entrepreneur - Series J-3 (1)	April	Los Angeles, CA	200	3/31/2040	6.00%		-
Residency at the Entrepreneur - Series J-4 (1)	April	Los Angeles, CA	200	3/31/2040	SOFR + 3.60%	(2)	-
CCBA Senior Garden Apartments (3)	June	San Diego, CA	45	7/1/2037	4.50%		3,807,000
Park at Sondrio - Series 2022A	December	Greenville, SC	271	1/1/2030	6.50%		38,100,000
Park at Vietti - Series 2022A	December	Spartanburg, SC	204	1/1/2030	6.50%		26,985,000
Residency at Empire - Series BB-1	December	Burbank, CA	148	12/1/2040	6.45%	(4)	14,000,000
Residency at Empire - Series BB-2	December	Burbank, CA	148	12/1/2040	6.45%	(4)	4,000,000
Residency at Empire - Series BB-3 (5)	December	Burbank, CA	148	12/1/2040	6.45%	(4)	55,000
Residency at Empire - Series BB-4 (5)	December	Burbank, CA	148	12/1/2040	6.45%	(6)	-
							$103,447,000
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
(4)
In December 2029, the interest rate will reset to the greater of (i) 3.25% over the then 10-Year SOFR Swap rate, or (ii) 6.00%.
(5)
The Partnership has committed to provide additional funding during construction for the Series BB-3 and Series BB-4 MRBs of $13.9 million and $47.0 million, respectively. See Note 18.
(6)
Upon stabilization, the MRB will resize to an amount not to exceed $3.3 million and become subordinate to the other senior MRBs of the borrower. In December 2029, the interest rate will convert to a fixed rate of 10.0%.

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

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership's carrying value plus accrued interest during the year ended December 31, 2022:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Ohio Properties - Series A	March	(1)	362	6/1/2050	7.00%	$13,544,000
Ohio Properties - Series B	March	(1)	362	6/1/2050	10.00%	3,459,840
Bridle Ridge	May	Greer, SC	152	1/1/2043	6.00%	7,100,000
Cross Creek	September	Beaufort, SC	144	3/1/2049	6.15%	7,666,752
Gateway Village	October	Durham, NC	64	4/1/2032	6.10%	2,589,163
Lynnhaven Apartments	October	Durham, NC	75	4/1/2032	6.10%	3,435,621
						$37,795,376
(1)
The Ohio Properties consist of Crescent Village, located in Cincinnati, Ohio, Willow Bend, located in Columbus (Hilliard), Ohio and Postwoods, located in Reynoldsburg, Ohio.

Activity in 2021:

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the year ended December 31, 2021:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Initial Principal Funded
Jackson Manor Apartments (1)	April	Jackson, MS	60	5/1/2038	5.00%		$4,150,000
Residency at the Mayer - Series A(2)	October	Hollywood, CA	79	4/1/2039	SOFR + 3.60%	(3)	24,000,000
Meadow Valley (4)	December	Garfield Charter Township, MI	154	12/1/2029	6.25%		100,000
Lutheran Gardens	December	Compton, CA	76	2/1/2025	4.90%		10,352,000
Live 929 Apartments - Series B (5)	December	Baltimore, MD	575	7/1/2039	1.60%	(6)	21,680,000
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

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest, except as noted below, during the year ended December 31, 2021:

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

The Rosewood Townhomes - Series A and South Pointe Apartments - Series A MRBs were redeemed at 106% of par value plus accrued interest in July 2021. The redemption premium of approximately $1.8 million is reported as “Contingent interest income” in the Partnership’s consolidated statements of operations. All other MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest.

The following table summarizes the changes in the Partnership’s allowance for credit losses for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Balance, beginning of period	$9,175,482	$7,318,589
Provision for credit loss	-	1,856,893
Other additions (1)	860,533	-
Recovery of prior credit loss (2)	(57,124)	-
Balance, end of period (3)	$9,978,891	$9,175,482

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
(3)
The allowance for credit losses as of December 31, 2021 and 2022 is related to the Provision Center 2014-1 MRB and the Live 929 Apartments - Series 2022A MRB.

Geographic Concentrations

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States with significant concentrations in Texas, California and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2022	December 31, 2021
Texas	37%	41%
California	26%	23%
South Carolina	17%	11%

The following tables represent a description of certain terms of the Partnership’s MRBs as of December 31, 2022, and 2021:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2022
15 West Apartments - Series A (4)	2016	Vancouver, WA	7/1/2054	6.25%	$9,454,318
Arbors at Hickory Ridge (2)	2012	Memphis, TN	1/1/2049	6.25%	10,545,462
Avistar at Copperfield - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	13,532,636
Avistar on the Boulevard - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	15,155,942
Avistar at the Crest - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	8,896,378
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,155,394
Avistar at the Oaks - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	7,196,674
Avistar in 09 - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	6,214,048
Avistar on the Hills - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	4,927,003
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	968,715
Avistar at the Parkway - Series A (3)	2015	San Antonio, TX	5/1/2052	6.00%	12,429,842
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	123,176
Avistar at Wilcrest - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	5,128,595
Avistar at Wood Hollow - Series A (6)	2017	Austin, TX	5/1/2054	5.75%	38,941,304
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,403,386
Bruton Apartments (4)	2014	Dallas, TX	8/1/2054	6.00%	17,381,296
CCBA Senior Garden Apartments	2022	San Diego, CA	7/1/2037	4.50%	3,792,700
Columbia Gardens (4)	2015	Columbia, SC	12/1/2050	5.50%	12,455,000
Companion at Thornhill Apartments (4)	2016	Lexington, SC	1/1/2052	5.80%	10,786,181
Concord at Gulfgate - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	18,404,942
Concord at Little York - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	12,893,533
Concord at Williamcrest - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	19,973,464
Copper Gate Apartments (2)	2013	Lafayette, IN	12/1/2029	6.25%	4,840,000
Courtyard - Series A (4)	2016	Fullerton, CA	12/1/2033	5.00%	9,874,603
Crossing at 1415 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	7,170,756
Decatur Angle (4)	2014	Fort Worth, TX	1/1/2054	5.75%	21,866,672
Esperanza at Palo Alto (4)	2018	San Antonio, TX	7/1/2058	5.80%	18,916,082
Glenview Apartments - Series A (3)	2014	Cameron Park, CA	12/1/2031	5.75%	4,372,370
Greens Property - Series A (2)	2012	Durham, NC	10/1/2047	6.50%	7,599,000
Greens Property - Series B	2012	Durham, NC	10/1/2047	12.00%	915,039
Harden Ranch - Series A (2)	2014	Salinas, CA	3/1/2030	5.75%	6,449,455
Harmony Court Bakersfield - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	3,600,418
Harmony Terrace - Series A (4)	2016	Simi Valley, CA	1/1/2034	5.00%	6,665,787
Heights at 515 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	6,564,951
Heritage Square - Series A (3)	2014	Edinburg, TX	9/1/2051	6.00%	10,325,196
Jackson Manor Apartments (6)	2021	Jackson, MS	5/1/2038	5.00%	6,900,000
Las Palmas II - Series A (4)	2016	Coachella, CA	11/1/2033	5.00%	1,633,397
Live 929 Apartments - Series 2022A (6)	2022	Baltimore, MD	1/1/2060	4.30%	66,365,000
Lutheran Gardens (6)	2021	Compton, CA	2/1/2025	4.90%	10,352,000
Meadow Valley	2021	Garfield Charter Township, MI	12/1/2029	6.25%	4,723,437
Montclair Apartments - Series A (3)	2014	Lemoore, CA	12/1/2031	5.75%	2,368,757
Montecito at Williams Ranch Apartments - Series A (6)	2017	Salinas, CA	10/1/2034	5.50%	7,507,111
Montevista - Series A (6)	2019	San Pablo, CA	7/1/2036	5.75%	6,656,219
Oaks at Georgetown - Series A (4)	2016	Georgetown, TX	1/1/2034	5.00%	11,911,472
Ocotillo Springs - Series A (6)	2020	Brawley, CA	8/1/2037	4.55%	11,090,000
Park at Sondrio - Series 2022A (6)	2022	Greenville, SC	1/1/2030	6.50%	38,100,000
Park at Vietti - Series 2022A (6)	2022	Spartanburg, SC	1/1/2030	6.50%	26,985,000
Provision Center 2014-1	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (3)	2015	Baton Rouge, LA	6/1/2050	6.00%	10,585,375
Residency at Empire - Series BB-1	2022	Burbank, CA	12/1/2040	6.45%	14,000,000
Residency at Empire - Series BB-2	2022	Burbank, CA	12/1/2040	6.45%	4,000,000
Residency at Empire - Series BB-3	2022	Burbank, CA	12/1/2040	6.45%	55,000
Residency at the Entrepreneur - Series J-1 (6)	2022	Los Angeles, CA	3/31/2040	6.00%	9,000,000
Residency at the Entrepreneur - Series J-2 (6)	2022	Los Angeles, CA	3/31/2040	6.00%	7,500,000
Residency at the Entrepreneur - Series J-3 (6)	2022	Los Angeles, CA	3/31/2040	6.00%	3,900,000
Residency at the Mayer - Series A (6)	2021	Hollywood, CA	4/1/2039	3.85%	26,000,000
Runnymede (1)	2007	Austin, TX	10/1/2042	6.00%	9,535,000
San Vicente - Series A (4)	2016	Soledad, CA	11/1/2033	5.00%	3,367,978
Santa Fe Apartments - Series A (3)	2014	Hesperia, CA	12/1/2031	5.75%	2,869,660
Seasons at Simi Valley - Series A (4)	2015	Simi Valley, CA	9/1/2032	5.75%	4,137,438
Seasons Lakewood - Series A (4)	2016	Lakewood, CA	1/1/2034	5.00%	7,100,512
Seasons San Juan Capistrano - Series A (4)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	11,954,944
Silver Moon - Series A (3)	2015	Albuquerque, NM	8/1/2055	6.00%	7,557,312
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,631,168
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	12,495,000
Summerhill - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	6,199,861
Sycamore Walk - Series A (4)	2015	Bakersfield, CA	1/1/2033	5.25%	3,428,986
The Palms at Premier Park Apartments (2)	2013	Columbia, SC	1/1/2050	6.25%	18,137,042
Tyler Park Townhomes (2)	2013	Greenfield, CA	1/1/2030	5.75%	5,616,043
The Village at Madera - Series A (4)	2016	Madera, CA	12/1/2033	5.00%	2,977,825
Village at Avalon (5)	2018	Albuquerque, NM	1/1/2059	5.80%	15,942,559
Village at River's Edge (4)	2017	Columbia, SC	6/1/2033	6.00%	9,649,659
Vineyard Gardens - Series A (6)	2017	Oxnard, CA	1/1/2035	5.50%	3,908,104
Westside Village Market (2)	2013	Shafter, CA	1/1/2030	5.75%	3,670,075
Willow Run (4)	2015	Columbia, SC	12/1/2050	5.50%	12,282,000
					$771,014,252

(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(5)
MRB held by Morgan Stanley in a secured financing transaction, Note 15
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
					$697,713,691
(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 15
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 15
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 15
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 15
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 15
(6)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 15

7. Governmental Issuer Loans

The Partnership invests in GILs that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any state government pledged to the payment of principal or interest on the GILs. Each GIL is secured by a mortgage on all real and personal property of the affordable multifamily property. The GILs share first mortgage lien positions with property loans and/or taxable GILs owned by the Partnership (Notes 10 and 12). Sources of the funds to pay principal and interest on a GIL consist of the net cash flow or the sale or refinancing proceeds from the secured property and limited-to-full payment guaranties provided by affiliates of the borrower. The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction.

All GILs were held in trust in connection with TOB trust financings as of December 31, 2022 and 2021 (Note 15). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of December 31, 2022 and 2021:

						As of December 31, 2022
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (3)	June 2020	Midland, TX	300	7/1/2023	SIFMA + 3.10%	6.76%	$40,000,000
Oasis at Twin Lakes (3)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 2.25%	5.91%	34,000,000
Centennial Crossings (3)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	6.41%	33,080,000
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	7.37%	34,620,000
Hilltop at Signal Hills (3)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	7.37%	24,450,000
Hope on Avalon	January 2021	Los Angeles, CA	88	8/1/2023	SIFMA + 3.75%	7.41%	23,390,000
Hope on Broadway	January 2021	Los Angeles, CA	49	8/1/2023	SIFMA + 3.75%	7.41%	12,105,623
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	6.88%	39,893,040
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	7.11%	17,354,472
Magnolia Heights (3)	June 2022	Covington, GA	200	7/1/2024	SOFR + 3.85%	7.66%	20,400,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	7,846,000
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	4,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	8,550,000
			2,419				$300,230,435
(1)
The borrowers may elect to extend the maturity dates by six months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
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

							As of December 31, 2021
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Variable Interest Rate (2)		Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (3)	June 2020	Midland, TX	300	1/1/2023	SIFMA + 3.10%		3.20%	$40,000,000
Oasis at Twin Lakes (3)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 3.25%	(4)	3.75%	34,000,000
Centennial Crossings (3)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%		3.25%	33,080,000
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%		3.57%	33,120,605
Hilltop at Signal Hills (3)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%		3.57%	21,550,584
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2023	SIFMA + 3.75%		4.60%	9,981,200
Hope on Broadway	January 2021	Los Angeles, CA	49	2/1/2023	SIFMA + 3.75%		4.60%	3,691,245
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%		3.57%	6,372,030
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%		3.55%	2,971,786
			1,832					$184,767,450
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

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs with total outstanding principal of $223.4 million and for property loans with total outstanding principal of $123.8 million (Note 10). The guaranties relate to the Partnership’s investments in Scharbauer Flats Apartments, Oasis at Twin Lakes, Centennial Crossings, Legacy Commons at Signal Hills, Hilltop at Signal Hills, Osprey Village, and Willow Place Apartments.

The Partnership has remaining commitments to provide additional funding of certain GILs during construction and/or rehabilitation of the secured properties as of December 31, 2022. See Note 18 for further information regarding the Partnership's GIL funding commitments.

Activity in 2022

Acquisitions:

During 2022, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a draw-down basis as summarized below.

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

8. Real Estate Assets, net

The Partnership owns real estate assets, including MF Properties, either directly, through a wholly owned subsidiary, or through a consolidated VIE, as described in Note 2. The financial statements of the MF Properties are consolidated with those of the Partnership. The Partnership also invests in land with plans to develop into rental properties or for future sale. These investments are reported as “Land held for development” below.

The following tables summarize information regarding the Partnership’s real estate assets as of December 31, 2022 and 2021:

Real Estate Assets as of December 31, 2022
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,244	$39,799,082	$42,998,326
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	1,003,857	3,664,472
Land held for development		(2)	1,551,196	-	1,551,196
					$48,213,994
Less accumulated depreciation					(11,663,516)
Real estate assets, net					$36,550,478
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 5 for further information.
(2)
Land held for development consists of land and development costs for parcels of land in Richland County, SC and Omaha, NE.

Real Estate Assets as of December 31, 2021
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,268	$39,302,507	$42,501,775
The 50/50 MF Property	Lincoln, NE	475	-	33,013,039	33,013,039
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	682,929	3,343,544
Land held for development		(2)	1,551,196	-	1,551,196
					$80,409,554
Less accumulated depreciation					(20,701,922)
Real estate assets, net					$59,707,632

(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 5 for further information.
(2)
Land held for development consists of land and development costs for parcels of land in Richland County, SC and Omaha, NE.

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The Partnership received an unsecured property loan upon sale (Note 10) payable from future net cash flows of the property. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The remainder of the purchase price was funded by the issuance of a seller financing property loan to the Partnership in the amount of $4.8 million (Note 10). As a result of the sale, the Partnership deconsolidated The 50/50 MF Property assets and liabilities in its consolidated financial statements. The Partnership incurred costs of approximately $404,000 related to the sale which reduced the Partnership's gain on sale. The Partnership has deferred its entire gain on sale of approximately $6.6 million which is reported within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The Partnership will recognize the deferred gain upon collection of principal of the unsecured property loan (Note 13).

In November 2021, the Partnership sold the land held for development in Gardner, KS and recognized a loss on the sale of $14,800.

Net loss, exclusive of the gains on sale, related to The 50/50 MF Property for the years ended December 31, 2022, and 2021 is as follows:

	For the Years Ended December 31,
	2022	2021
Net loss	$620,728	$335,423

9. Investments in Unconsolidated Entities

The Partnership has non-controlling investments in unconsolidated entities. The Partnership applies the equity method of accounting by initially recording these investments at cost, subsequently adjusted for accrued preferred returns, the Partnership’s share of earnings (losses) of the unconsolidated entities, cash contributions, and distributions. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. The Partnership is entitled to a preferred return on invested capital in each unconsolidated entity. An affiliate of the Vantage unconsolidated entities guarantees a preferred return on the Partnership’s investments through a date approximately five years after commencement of construction. The Partnership’s preferred return is reported as “Investment income” on the Partnership’s consolidated statements of operations.

The following table provides the details of the investments in unconsolidated entities as of December 31, 2022 and 2021:

Property Name	Location	Units	Construction Commencement Date	Construction Completion Date	Carrying Value as of December 31, 2022	Carrying Value as of December 31, 2021
Current Investments
Vantage at Stone Creek	Omaha, NE	294	March 2018	April 2020	$5,465,967	$6,143,099
Vantage at Coventry	Omaha, NE	294	September 2018	February 2021	6,826,584	7,611,614
Vantage at Conroe	Conroe, TX	288	April 2019	January 2021	10,424,625	11,164,625
Vantage at Tomball	Tomball, TX	288	August 2020	April 2022	13,051,936	11,814,774
Vantage at Hutto	Hutto, TX	288	December 2021	N/A	12,590,292	5,629,651
Vantage at Loveland	Loveland, CO	288	April 2021	N/A	18,109,568	10,913,911
Vantage at Helotes	Helotes, TX	288	May 2021	November 2022	14,029,032	11,350,686
Vantage at Fair Oaks	Boerne, TX	288	September 2021	N/A	12,000,297	6,424,306
Vantage at McKinney Falls	McKinney Falls, TX	288	December 2021	N/A	12,253,749	6,530,009
Freestone Greeley	Greeley, CO	296	N/A	N/A	4,775,708	-
Freestone Cresta Bella	San Antonio, TX	296	N/A	N/A	6,263,083	-
Subtotal					115,790,841	77,582,675

Sold Investments
Vantage at Murfreesboro	Murfreesboro, TN	288	September 2018	October 2020	$-	$12,240,000
Vantage at O'Connor	San Antonio, TX	288	October 2019	June 2021	-	9,109,343
Vantage at Westover Hills	San Antonio, TX	288	January 2020	July 2021	-	8,861,504
Subtotal					-	30,210,847

					$115,790,841	$107,793,522

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of December 31, 2022. See Note 18 for further details regarding the Partnership's remaining funding commitments.

Activity in 2022

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during 2022:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Murfreesboro	Murfreesboro, TN	288	March 2022	$29,399,532	$657,937	$16,501,596
Vantage at Westover Hills	San Antonio, TX	288	May 2022	20,923,784	-	12,658,501
Vantage at Bulverde	Bulverde, TX	288	(1)	60,000	-	60,000
Vantage at Germantown	Germantown, TN	288	(2)	4,407	-	4,407
Vantage at O'Connor	San Antonio, TX	288	July 2022	19,381,976	1,195	10,580,781
				$69,769,699	$659,132	$39,805,285
(1)
During 2022, the Partnership received net cash of approximately $60,000 associated with final settlements of the Vantage at Bulverde sale in August 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statements of operations.
(2)
During 2022, the Partnership received cash of approximately $4,000 associated with final settlements of the Vantage at Germantown sale in March 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statements of operations.

New Equity Commitments:

In October 2022, the Partnership executed a $16.0 million equity commitment to fund the construction of the Freestone Greeley multifamily property.

In November 2022, the Partnership executed a $16.4 million equity commitment to fund the construction of the Freestone Cresta Bella multifamily property.

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

In December 2021, the Partnership increased its total equity commitment related to the Vantage at Hutto multifamily property from $10.5 million to $11.2 million.

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Property Revenues	$22,048,926	$24,501,799
Gain on sale of property	$87,602,712	$42,792,935
Net income	$83,943,337	$37,836,191

10. Property Loans, Net

The following tables summarize the Partnership’s property loans, net of loan loss allowances, as of December 31, 2022 and 2021:

	December 31, 2022
	Outstanding Balance	Loan Loss Allowance	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Centennial Crossings	$24,250,000	$-	$24,250,000	9/1/2023	LIBOR + 2.50%
Hilltop at Signal Hills	19,718,334	-	19,718,334	8/1/2023	SOFR + 3.07%
Legacy Commons at Signal Hills	29,666,905	-	29,666,905	2/1/2024	SOFR + 3.07%
Magnolia Heights	6,188,601	-	6,188,601	7/1/2024	SOFR + 3.85%
Oasis at Twin Lakes	24,018,657	-	24,018,657	8/1/2023	LIBOR + 2.50%
Osprey Village	1,000,000	-	1,000,000	8/1/2024	SOFR + 3.07%
Scharbauer Flats Apartments	24,160,000	-	24,160,000	7/1/2023	LIBOR + 2.85%
Willow Place Apartments	1,000,000	-	1,000,000	10/1/2024	SOFR + 3.30%
Subtotal	130,002,497	-	130,002,497

Mezzanine Financing
SoLa Impact Opportunity Zone Fund	$39,000,000	$-	$39,000,000	12/30/2024	7.875%
Subtotal	39,000,000	-	39,000,000

Other
The 50/50 MF Property	$4,803,620	$-	$4,803,620	3/11/2048	9.00%
Avistar (February 2013 portfolio)	201,972	-	201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Greens Property	850,000	-	850,000	9/1/2046	10.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	6,602,214	(495,000)	6,107,214

Total	$175,604,711	$(495,000)	$175,109,711
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

The Partnership recognized a provision for loan loss and associated loan loss allowance of approximately $444,000 for the year ended December 31, 2021 related to the Live 929 Apartments property loan as the Partnership determined it was probable the outstanding balance will not be collectible.

During the years ended December 31, 2022 and 2021, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable. In addition, interest to be earned on the Cross Creek property loan and approximately $983,000 of property loan principal for the Ohio Properties was in nonaccrual status for the year ended December 31, 2021 as, in management’s opinion, the interest was not considered collectible.

Activity in 2022

In January 2022, the Partnership received approximately $1.0 million of principal and interest due on the Live 929 Apartments property loan upon restructuring of the outstanding debt of Live 929 Apartments. The principal payment and related loan loss allowance were considered in the troubled debt restructuring of the Partnership’s investments in Live 929 Apartments discussed further in Note 6.

In March 2022, the Ohio Properties property loans were repaid in full. The Partnership received approximately $2.4 million of principal and approximately $4.3 million of accrued interest upon redemption, of which $1.7 million was recognized in other interest income.

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

In December 2022, the Partnership provided a property loan to the SoLa Impact Opportunity Zone Fund in the amount of $39.0 million to finance the completion of construction on a portfolio of 26 affordable housing projects and one commercial/mixed use project located in Los Angeles, California. The projects contain 922 units in total. The loan is subordinate to the senior construction debt of the borrower and secured by a pledge of 100% of the borrower’s ownership interests in the underlying properties. The property loan will be repaid from permanent financing proceeds upon completion of the affordable housing projects owned by the borrower.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. The Partnership may advance additional principal on the property loan to fund capital expenditures or in other limited circumstances. See Note 8 for further information on the property sale. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer as described in Note 8. The property loan is in non-accrual status as of December 31, 2022 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property as previously described in Note 8.

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

In August 2021, the Partnership received approximately $328,000 as payment in full for outstanding principal and interest on a property loan due from Arbors at Hickory Ridge.

In December 2021, the Partnership entered into an agreement to provide a property loan in the amount of up to $14.5 million, secured by a first mortgage lien on Magnolia Crossing, an existing 65-unit skilled-nursing facility in Houston, Texas.

The following table summarizes the changes in the Partnership’s loan loss allowance for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Balance, beginning of period	$8,749,348	$8,305,046
Provision for loan loss	-	$444,302
Write-off (1)	(7,393,815)
Other reductions (2)	(860,533)	-
Balance, end of period	$495,000	$8,749,348
(1)
The loan loss allowance write-off for the year ended December 31, 2022 is due to the redemption of all Cross Creek property loan balances in September 2022.
(2)
The reduction in the loan loss allowance for the year ended December 31, 2022 is due to a principal payment received on the Live 929 Apartments property loan as part of the restructuring of the outstanding debt of Live 929 Apartments (Note 6) in January 2022.

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property and certain property loans. The following table summarizes income tax expense (benefit) for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Current income tax expense (benefit)	$(6,138)	$152,847
Deferred income tax expense (benefit)	(45,056)	(89,055)
Total income tax expense (benefit)	$(51,194)	$63,792

The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income in the Greens Hold Co and the impact of deferred income taxes. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.). The deferred tax assets and liabilities are valued based on enacted tax rates. The Greens Hold Co had net deferred tax assets of approximately $666,000 and $621,000 as of December 31, 2022 and 2021, respectively. Substantially all of the deferred tax assets and liabilities relate to The 50/50 MF Property and will be realized along with the deferred gain on sale (Note 13). These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable and recorded no valuation allowance as of December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due to state income taxes (net of the effect on federal income tax).

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There were no material uncertain tax positions, accrued interest or penalties as of December 31, 2022 and 2021.

The Partnership files U.S. federal and state tax returns. The Partnership’s returns for years 2019 through 2021 remain subject to examination by the Internal Revenue Service.

12. Other Assets

The following table summarizes the Partnership’s other assets as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred financing costs, net	$964,266	$1,349,097
Derivative instruments at fair value (Note 17)	7,530,438	343,418
Taxable mortgage revenue bonds, at fair value	16,531,896	3,428,443
Taxable governmental issuer loans	8,000,000	1,000,000
Bond purchase commitments, at fair value (Note 18)	98,929	964,404
Operating lease right-of-use assets, net	-	1,619,714
Other assets	2,649,138	2,157,809
Total other assets	$35,774,667	$10,862,885

As of December 31, 2021, the operating lease right-of-use assets consisted primarily of a ground lease at The 50/50 MF Property (Note 13). The ground lease was assumed by the buyer upon the sale of The 50/50 MF Property in December 2022 (Note 8) and the Partnership derecognized the operating lease right-of-use asset.

The Partnership has remaining commitments to provide additional funding of the taxable GILs and taxable MRBs during construction and/or rehabilitation of the secured properties as of December 31, 2022. See Note 18 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

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

As of December 31, 2022, three taxable MRBs with a fair value of $9.0 million were held in trust in connection with TOB trust financings (Note 15).

Activity in 2022

The following table includes details of the taxable MRBs and taxable GILs, that were acquired during the year ended December 31, 2022:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Funding
Taxable MRBs
Live 929 Apartments - Series 2022B	January 2022	Baltimore, MD	575	1/1/2029	4.30%	$3,625,000
Residency at the Entrepreneur - Series J-T (1)	April 2022	Los Angeles, CA	200	4/1/2025	SOFR + 3.65%	1,000,000
Park at Sondrio - Series 2022B	December 2022	Greenville, SC	271	1/1/2030	6.50%	1,100,000
Park at Vietti - Series 2022B	December 2022	Spartanburg, SC	204	1/1/2030	6.50%	880,000
Residency at Empire - Series BB-T (3)	December 2022	Burbank, CA	148	12/1/2025	7.45%	1,000,000
Subtotal						$7,605,000

Taxable GILs
Poppy Grove I (2)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	$1,000,000
Poppy Grove II (2)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	1,000,000
Poppy Grove III (2)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	1,000,000
Subtotal						$3,000,000
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
(3)
The Partnership has committed to provide total funding for the taxable MRB of $9.4 million (see Note 18). The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.

Activity in 2021

The following table includes details of the taxable MRB and taxable GIL acquired during the year ended December 31, 2021:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment
Hope on Avalon - taxable GIL	January 2021	2/1/2023 (1)	$1,000,000	$10,573,000
Residency at the Mayer Series A-T - taxable MRB	October 2021	4/1/2024 (2)	1,000,000	12,500,000
				$23,073,000
(1)
The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee.
(2)
The borrower may elect to extend the maturity date six months if stabilization has not occurred, subject to the Partnership's approval.

13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Accounts payable	$1,244,918	$1,234,111
Accrued expenses	4,888,438	4,102,381
Accrued interest expense	7,186,021	4,229,119
Operating lease liabilities	-	2,151,991
Deferred gain on sale of MF Property	6,596,622	-
Other liabilities	1,817,507	1,946,610
Total accounts payable, accrued expenses and other liabilities	$21,733,506	$13,664,212

As noted in Note 8, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The Partnership received an unsecured property loan upon sale (Note 10) payable from future net cash flows of the property. The Partnership has deferred the recognition of a gain on sale of $6.6 million which is equal to the difference between the fair value of consideration received less the net carrying value of the assets and liabilities transferred to the buyer. The Partnership will recognize the gain upon collection of the unsecured property loan principal from future property net cash flows.

The 50/50 MF Property had a ground lease with the University of Nebraska-Lincoln with an initial lease term expiring in March 2048. The ground lease was assumed by the buyer upon the sale of The 50/50 MF Property in December 2022 (Note 8) and the Partnership derecognized the operating lease liability. The Partnership recognized expenses related to the ground lease of approximately $162,000 and $168,000 for the years ended December 31, 2022 and 2021, respectively, and are reported within “Real estate operating expenses” on the Partnership’s consolidated statements of operations.

14. Secured Lines of Credit

The following table summarizes the secured lines of credit as of December 31, 2022 and 2021:

Secured Lines of Credit	Outstanding as of December 31, 2022	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$6,500,000	$40,000,000	June 2023 (1)	Variable (2)	Monthly	7.42%
Bankers Trust Acquisition LOC	49,000,000	50,000,000	June 2024 (3)	Variable (4)	Monthly	6.68%
	$55,500,000	$90,000,000
(1)
The General LOC contains two one-year extensions subject to certain conditions and payment of a 0.25% extension fee. The first extension request by the Partnership will be granted by BankUnited, N.A. (“BankUnited”) if all such conditions are met. Any subsequent extension requested by the Partnership will be granted or denied in the sole discretion of the lenders.
(2)
The variable rate is equal to LIBOR + 3.25%, subject to an all-in floor of 3.50%. The secured credit agreement contains terms for selecting an alternative index if LIBOR is no longer available.
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

The Partnership has entered into a secured Credit Agreement (“Secured Credit Agreement”) of up to $40.0 million with BankUnited and Bankers Trust Company, and the sole lead arranger and administrative agent, BankUnited, for a general secured line of credit (the “General LOC”). The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of the Partnership’s capital contributions to certain equity investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base.

The General LOC is secured by first priority security interests in the Partnership’s Vantage investments in unconsolidated entities, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, in which the Partnership must maintain a balance of not less than $5.0 million. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of December 31, 2022. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify BankUnited if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of December 31, 2022.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. In July 2022, the Partnership executed an amendment to the credit agreement that extended the maturity date to June 2024; provided the Partnership two one-year extension options, subject to certain terms and conditions; removed certain restricted payment provisions; modified the covenant requiring senior debt to not exceed a specified percentage of the market value of the Partnership’s assets to be consistent with the Leverage Ratio (as defined by the Partnership) and increased the threshold percentage; modified certain notification provisions regarding defaults under agreements with other creditors; added certain events of default that are consistent with the Partnership’s other secured financing arrangements; and eliminated the Partnership’s ability to finance purchases of existing or to-be-constructed multifamily property improvements under the credit agreement. In addition, certain interest rate terms were modified. The Partnership was in compliance with all covenants as of December 31, 2022. Outstanding balances on the Acquisition LOC as of December 31, 2022 were repaid in January 2023.

15. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of December 31, 2022 and 2021:

		Outstanding Debt Financings as of December 31, 2022, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	$75,570,121	$4,999	2024	Variable	Yes	3.69%	1.55%	5.24%
M24 TEBS		7,489,619	204,000	2027	Fixed	Yes	N/A	N/A	3.05%
M33 TEBS		29,549,954	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS	(4)	211,914,923	5,000	2034	Fixed	Yes	N/A	N/A	3.82%
Subtotal/Weighed Average Period End Rate		324,524,617							4.08%

Secured Notes		$102,488,160	35,979,743	2025	Variable	No	N/A	N/A	13.05%	(5)

TOB Trust Securitizations
Mizuho Capital Markets:
Montevista - Series A		$5,650,044	(6)	2023	Variable	Yes	3.86%	1.27%	5.13%
Trust 2020-XF2908	(7)	43,472,232	(6)	2023	Variable	No	4.57%	0.89%	5.46%
Hope on Avalon GIL		18,695,484	(6)	2023	Variable	Yes	3.86%	1.44%	5.30%
Hope on Broadway GIL		9,670,809	(6)	2023	Variable	Yes	3.86%	1.44%	5.30%
Ocotillo Springs - Series A		9,978,639	(6)	2023	Variable	Yes	3.86%	0.91%	4.77%
Jackson Manor Apartments		5,859,141	(6)	2023	Variable	Yes	3.88%	1.29%	5.17%
Trust 2021-XF2926	(8)	70,402,736	(6)	2024	Variable	No	4.57%	0.89%	5.46%
Trust 2021-XF2939	(9)	7,341,558	(6)	2024	Variable	No	4.57%	1.16%	5.73%
Scharbauer Flats GIL		36,000,000	(6)	2024	Variable	Yes	3.88%	0.91%	4.79%
Oasis at Twin Lakes GIL		30,600,000	(6)	2024	Variable	Yes	3.88%	0.91%	4.79%
Centennial Crossing GIL		29,772,000	(6)	2024	Variable	Yes	3.88%	0.91%	4.79%
Residency at the Mayer - Series A		21,450,000	(6)	2024	Variable	Yes	3.86%	1.19%	5.05%
Montecito at Williams Ranch - Series A		6,872,074	(6)	2025	Variable	Yes	3.62%	1.17%	4.79%
Vineyard Gardens - Series A		3,592,692	(6)	2025	Variable	Yes	3.67%	1.17%	4.84%
The Park at Sondrio - Series 2022A		30,354,275	(6)	2025	Variable	Yes	3.88%	1.43%	5.31%
The Park at Vietti - Series 2022A		21,489,569	(6)	2025	Variable	Yes	3.88%	1.43%	5.31%
Avistar at Copperfield - Series A		11,501,641	(6)	2025	Variable	Yes	3.80%	1.67%	5.47%
Avistar at Wilcrest - Series A		4,350,640	(6)	2025	Variable	Yes	3.88%	1.67%	5.55%
Residency at the Entrepreneur MRBs		16,513,817	(6)	2025	Variable	No	4.57%	1.18%	5.75%
Legacy Commons at Signal Hills & Hilltop at Signal Hills GILs		53,160,000	(6)	2025	Variable	Yes	3.88%	0.91%	4.79%
Osprey Village GIL		32,905,000	(6)	2025	Variable	Yes	3.88%	1.19%	5.07%
Avistar at Wood Hollow - Series A		33,092,580	(6)	2027	Variable	Yes	3.88%	1.44%	5.32%
Live 929		53,092,000	(6)	2027	Variable	Yes	3.88%	1.18%	5.06%
Barclays Capital Inc.:
Trust 2021-XF2953	(10)	46,548,777	-	2023	Variable	No	4.42%	1.27%	5.69%
Poppy Grove I GIL		6,258,486	-	2023	Variable	Yes	3.81%	1.25%	5.06%
Poppy Grove II GIL		3,614,486	-	2023	Variable	Yes	3.81%	1.25%	5.06%
Poppy Grove III GIL		6,821,486	-	2023	Variable	Yes	3.81%	1.25%	5.06%
Subtotal/Weighed Average Period End Rate		619,060,166							5.19%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,831,009	-	2024	Fixed	Yes	N/A	N/A	1.98%

Total Debt Financings		$1,058,903,952

(1)
The tax treatment of interest paid to the trust senior trust securities is dependent on the structure of the trust financing. Debt financings designated as “tax-exempt” in the table above are such that the Partnership expects and believes the interest on the senior securities is exempt from federal income taxes, which typically requires a lower remarketing rate to place the senior securities at each weekly reset.
(2)
The remarketing senior securities rate is the market interest rate determined by the remarketing agent to ensure all senior securities tendered by holder for weekly remarketing are purchased at par.
(3)
Facility fees have a variable component.
(4)
The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.
(5)
The Secured Notes have a stated rate of 9.25% plus SOFR which resets monthly. The Partnership has entered into a total return swap transaction with the Secured Notes as the reference security and a notional amount totaling the outstanding principal on the Secured Notes. The total return swap effectively nets down the interest rate on the Secured Notes. Considering the effect of the total return swap, the effective net interest rate of the Secured Notes is 7.80% as of December 31, 2022. See Note 17 for further information on the total return swap.
(6)
The Partnership has restricted cash totaling approximately $38,000 related to its total net position with Mizuho Capital Markets.
(7)
The TOB trust is securitized by the Scharbauer Flats Apartments and Centennial Crossings property loans.
(8)
The TOB trust is securitized by the Legacy Commons at Signal Hills property loan, Hilltop at Signal Hills property loan, Hope on Avalon taxable GIL, and the Oasis at Twin Lakes property loan.
(9)
The TOB trust is securitized by the Residency at the Mayer taxable MRB, Ocotillo Springs taxable MRB, and Osprey Village property loan.
(10)
The TOB trust is securitized by the Willow Place GIL and property loan, Lutheran Gardens MRB, Magnolia Heights GIL and property loan, Poppy Grove I taxable GIL, Poppy Grove II taxable GIL and Poppy Grove III taxable GIL.

		Outstanding Debt Financings as of December 31, 2021, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	76,964,051	4,999	2024	Variable	Yes	0.13%	1.32%	1.45%
M24 TEBS		$35,551,762	$204,000	2027	Fixed	Yes	N/A	N/A	3.05%
M33 TEBS		30,191,051	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS	(4)	213,931,752	5,000	2034	Fixed	Yes	N/A	N/A	3.82%
Subtotal/Weighed Average Period End Rate		356,638,616							3.19%

Secured Notes		102,798,158	77,531,264	2025	Variable	N/A	N/A	N/A	9.20%	(5)

TOB Trust Securitizations
Mizuho Capital Markets:
Ocotillo Springs - Series A		13,482,312	-	2022	Variable	Yes	0.23%	0.89%	1.12%
Live 929 Apartments - Series A		$31,564,286	-	2023	Variable	Yes	0.23%	1.66%	1.89%
Montecito at Williams Ranch - Series A		6,919,404	-	2023	Variable	Yes	0.23%	1.17%	1.40%
Montevista - Series A		5,674,091	-	2023	Variable	Yes	0.23%	1.27%	1.50%
Vineyard Gardens - Series A		3,590,598	-	2023	Variable	Yes	0.23%	1.17%	1.40%
Avistar at Copperfield - Series A		11,617,039	-	2023	Variable	Yes	0.30%	1.67%	1.97%
Avistar at Wilcrest - Series A		4,392,032	-	2023	Variable	Yes	0.30%	1.67%	1.97%
Avistar at Wood Hollow - Series A		33,446,044	-	2023	Variable	Yes	0.30%	1.67%	1.97%
Gateway Village		2,177,527	-	2023	Variable	Yes	0.30%	1.67%	1.97%
Lynnhaven Apartments		2,891,534	-	2023	Variable	Yes	0.30%	1.67%	1.97%
Trust 2020-XF2907	(6)	96,297,732	-	2023	Variable	No	0.18%	0.89%	1.07%
Trust 2020-XF2908	(7)	18,845,580	-	2023	Variable	No	0.18%	0.89%	1.07%
Hope on Avalon GIL		7,931,925	-	2023	Variable	Yes	0.23%	1.42%	1.65%
Hope on Broadway GIL		2,919,748	-	2023	Variable	Yes	0.23%	1.42%	1.65%
Jackson Manor Apartments		4,133,705	-	2023	Variable	Yes	0.23%	1.27%	1.50%
Trust 2021-XF2926	(8)	71,519,933	-	2024	Variable	No	0.18%	0.89%	1.07%
Trust 2021-XF2939	(9)	27,183,562	-	2024	Variable	No	0.18%	1.16%	1.34%
Barclays Capital Inc.:
Trust 2021-XF-2953	(10)	3,139,698	-	2022	Variable	No	0.14%	1.27%	1.41%
Subtotal/Weighed Average Period End Rate		347,726,750							1.35%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,915,190	-	2024	Fixed	Yes	N/A	N/A	1.98%

Total Debt Financings		$820,078,714

(1)
The tax treatment of interest paid to the trust senior trust securities is dependent on the structure of the trust financing. Debt financings designated as “tax-exempt” in the table above are such that the Partnership expects and believes the interest on the senior securities is exempt from federal income taxes, which typically requires a lower remarketing rate to place the senior securities at each weekly reset.
(2)
The remarketing senior securities rate is the market interest rate determined by the remarketing agent to ensure all senior securities tendered by holder for weekly remarketing are purchased at par.
(3)
Facility fees have a variable component.
(4)
The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.
(5)
The Secured Notes have a stated rate of 9.00% plus LIBOR which resets monthly. The Partnership has entered into two total return swap transactions with the Secured Notes as the reference security and notional amounts totaling the outstanding principal on the Secured Notes. The total return swaps effectively net down the interest rate on the Secured Notes. Considering the effect of the total return swaps, the effective net interest rate is 4.25% for approximately $39.6 million of the Secured Notes and 1.00% for approximately $63.5 million of the Secured Notes as of December 31, 2021. See Note 17 for further information on the total return swaps.
(6)
The TOB trust is securitized by the Scharbauer Flats Apartments, Oasis at Twin Lakes, and Centennial Crossings GILs.
(7)
The TOB trust is securitized by the Scharbauer Flats Apartments and Centennial Crossings property loans.
(8)
The TOB trust is securitized by the Legacy Commons at Signal Hills GIL and property loan, the Hilltop at Signal Hills GIL and property loan, Hope on Avalon taxable GIL, and the Oasis at Twin Lakes property loan.

(9)
The TOB trust is securitized by the Residency at the Mayer MRB and taxable MRB, the Ocotillo Springs taxable MRB, and the Osprey Village GIL and property loan.
(10)
The TOB trust is securitized by the Willow Place GIL and property loan.

The TOB, term TOB and TEBS financing arrangements are consolidated VIEs of the Partnership (Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, term TOB and TEBS financings on the Partnership's consolidated financial statements. See information regarding the MRBs, GILs, property loans, taxable MRBs and taxable GILs securitized within the TOB, term TOB and TEBS financings in Notes 6, 7, 10 and 12, respectively. As the residual interest holder in the arrangements, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities, or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the Partnership may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the underlying collateral will be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The shortfall on each TEBS financing is limited to the Partnership’s residual interest. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Tax Exempt Bond Securitization (“TEBS”) Financings

The Partnership, through four wholly owned subsidiaries (collectively, the “TEBS Sponsors”), has sponsored four separate TEBS financings – the M24 TEBS financing, the M31 TEBS financing, the M33 TEBS financing, and the M45 TEBS financing (collectively, the “TEBS financings”). The TEBS financings are structured such that the Partnership transferred MRBs to Freddie Mac to be securitized into the TEBS financings. Freddie Mac then issued Class A and Class B Freddie Mac Multifamily Variable Rate Certificates or Class A and Class B Freddie Mac Multifamily Fixed Rate Certificates (collectively, the “TEBS Certificates”), which represent beneficial interests in the securitized assets. The Class A TEBS Certificates are senior securities that are sold to unaffiliated investors and entitle the holders to cash flows from the securitized assets. The Class A TEBS Certificates are credit enhanced by Freddie Mac such that Freddie Mac will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the Class A TEBS Certificate holders. The TEBS Sponsors or Partnership would then be required to reimburse Freddie Mac for any credit enhancement payments. The Class B TEBS Certificates are residual interests retained by the TEBS Sponsors and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Class A Certificates and related facility fees, as well as certain other rights to the securitized assets. The TEBS financings are non-recourse financing to the Partnership and the maximum exposure to loss is the value of the Class B Certificates, before consideration of the Partnership’s total return swap.

The M31 TEBS financing includes maximum interest rate provisions that prevent the debt service from exceeding the cash flows from the underlying securitized assets.

As of December 31, 2022 and 2021, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 17).

Secured Notes Financing (“Secured Notes”)

ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, has issued Secured Notes to Mizuho with an initial aggregate principal amount of $103.5 million. The Secured Notes are secured by the Partnership’s residual certificates associated with its four TEBS financings. The Secured Notes bear interest at a variable rate equal to SOFR plus 9.25%, payable monthly. Interest due on the Secured Notes will be paid from receipts related to the four TEBS financing residual certificates. Future receipts of principal related to the four TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities of ATAX TEBS Holdings, LLC under the Secured Notes. If ATAX TEBS Holdings, LLC defaults on its obligations under the Secured Notes and the Partnership does not cure the default, the Partnership’s four TEBS financing residual certificates and their related rights to the underlying TEBS assets will be assigned to Mizuho. If this occurs, the Partnership will cease to be the primary beneficiary of the TEBS financing VIEs and such VIEs will no longer be consolidated in the Partnership’s consolidated financial statements. Concurrent with the issuance of the Secured Notes, the Partnership entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes (Note 17). The Secured Notes are non-recourse obligations of the Partnership, though there is recourse to the Partnership for any valuation shortfalls under the related total return swap. The total return swap is a position subject to the Partnership’s overall net mark-to-market determination under the Mizuho ISDA master agreement discussed below.

The restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms of the total return swap that has the Secured Notes as the reference security (Note 17).

TOB and Term TOB Trust Financings

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trust structures under Mizuho and Barclays are functionally similar. Under these TOB trust financings, the trustee issues senior securities and residual interests that represent beneficial interests in the TOB trust that entitle the holders to cash flows from the securitized assets within the TOB trust. The senior securities are sold to unaffiliated investors and entitle the holder to cash flows from the securitized assets at a variable interest rate. The senior securities are credit enhanced by Mizuho or Barclays such that Mizuho or Barclays will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the senior security holders. The Partnership will then be required to reimburse Mizuho or Barclays for any credit enhancement payments. The residual interests are retained by the Partnership and grant the Partnership rights to certain cash flows from the securitized assets after payment to the senior securities and related trust fees, as well as certain other rights to the securitized assets. The TOB trust financings are generally recourse obligations of the partnership under the respective ISDA master agreements discussed below.

The TOB trust financings include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Mizuho Capital Markets

The TOB trusts and Secured Notes with Mizuho are subject to an ISDA master agreement that contains certain covenants and requirements related to the Partnership’s TOB trusts and Secured Notes. The TOB trusts require that Partnership’s residual interests must maintain a certain value in relation to the total assets in each TOB trust. The ISDA master agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2022.The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreement with Mizuho. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 17) in relation to thresholds set by Mizuho at the initiation of each transaction. As of December 31, 2022, the Partnership had posted all required cash collateral totaling $36.0 million related to the Secured Notes total return swap.

Barclays Bank PLC

The TOB trusts with Barclays are subject to an ISDA master agreement that contains certain covenants and requirements related to the Partnership’s TOB trusts. The Partnership’s residual interests in the TOB trusts must maintain a certain value in relation to the total assets in the TOB trust. The ISDA master agreement with Barclays requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold, limits on the Partnership’s Leverage Ratio (as defined by the Partnership) and that the Partnership remained listed on a national securities exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2022.

The Partnership may also be required to post collateral, typically in cash, related to the TOB trusts with Barclays. The amount of collateral posting required is dependent on the valuation of the securitized assets in relation to thresholds set by Barclays at the initiation of each transaction. There was no requirement to post collateral for the TOB trusts as of December 31, 2022.

Morgan Stanley Bank

The Partnership has entered into a term TOB trust financing with Morgan Stanley Bank, N.A. (“Morgan Stanley”) secured by an MRB. Under the term TOB trust structure, the trustee issued Class A Certificates and Class B Certificates that represent beneficial interests in the securitized asset held by the term TOB trust. Morgan Stanley has purchased the Class A Certificates that are senior securities, and the Partnership has retained the Class B Certificates that are residual interests in the Trust. The Class B Certificates grant the Partnership certain rights to the securitized asset.

The term TOB trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remains listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with all covenants as of December 31, 2022.

Contractual Maturities

The Partnership’s contractual maturities of borrowings for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

2023	$162,790,816
2024	294,026,151
2025	286,713,546
2026	3,992,863
2027	88,291,325
Thereafter	225,691,693
Total	1,061,506,394
Unamortized deferred financing costs and debt premium	(2,602,442)
Total debt financing, net	$1,058,903,952

16. Mortgages Payable and Other Secured Financing

The Partnership has entered into mortgages payable and other secured financings collateralized by MF Properties. The following is a summary of the mortgages payable and other secured financing, net of deferred financing costs, as of December 31, 2022 and 2021:

Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2022, net	Outstanding Mortgage Payable as of December 31, 2021, net	Year Acquired or Refinanced	Stated Maturity	Variable / Fixed	Period End Rate
The 50/50 MF Property--TIF Loan	$-	$2,174,453	2020	March 2025	Fixed	n/a
The 50/50 MF Property--Mortgage	-	22,960,090	2020	April 2027	Fixed	n/a
Vantage at San Marcos--Mortgage (1)	1,690,000	1,690,000	2020	November 2023	Variable	8.25%
Total Mortgage Payable\Weighted Average Period End Rate	$1,690,000	$26,824,543				8.25%

(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 5).

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The purchaser assumed the TIF Loan and Mortgage associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. See Note 8 for further information.

17. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Interest expense” in the Partnership's consolidated statements of operations. The value of the Partnership’ interest rate swaps are subject to mark-to-market collateral posting provisions in conjunction with the Partnership’s ISDA master agreement with Mizuho (Note 15). See Note 23 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative instruments are presented within “Other assets” in the Partnership's consolidated balance sheets.

Interest Rate Swap Agreements

During 2022, the Partnership entered into multiple interest rate swap agreements to mitigate interest rate risk associated with the variable rate TOB trust financings (Note 15). No fees were paid to Mizuho upon closing of the interest rate swaps. The following table summarizes the Partnership's interest rate swap agreements as of December 31, 2022:

Trade Date	Notional Amount		Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2022
February 2022	55,990,000		2/9/2022	2/1/2024	1.40%	4.09%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	$2,205,130
March 2022	47,850,000		3/3/2022	3/1/2027	1.65%	4.09%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	4,048,961
October 2022	34,436,088	(2)	4/1/2023	4/1/2025	3.92%	N/A	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	131,427
December 2022	10,880,000	(3)	1/1/2023	12/1/2029	3.27%	N/A	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	370,342
December 2022	45,500,000		1/3/2023	1/1/2030	3.47%	N/A	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	443,339
	194,656,088									$7,199,199

(1)
See Notes 15 and 23 for additional details.
(2)
The notional amount increases according to a schedule in accordance with the terms of the interest rate swap agreement up to a maximum notional amount of $99.6 million.
(3)
The notional amount increases according to a schedule in accordance with the terms of the interest rate swap agreement up to a maximum notional amount of $47.8 million.

Total Return Swap Agreements

The following table summarizes the terms of the Partnership’s total return swaps as of December 31, 2022 and 2021:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid		Period End Variable Rate Received		Variable Rate Index	Counterparty	Fair Value as of December 31, 2022
December 2022	102,690,670	December 2022	Sept 2025	7.80%	(1)	13.05%	(2)	SOFR	Mizuho Capital Markets	$239,612
										$239,612

(1)
Variable rate equal to SOFR + 4.00%, subject to an all-in floor of 4.25%.
(2)
Variable rate equal to SOFR + 9.25%.

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
(3)
Variable rate equal to 3-month LIBOR + 9.00%.

The total return swap has the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 15), with the total return swap notional amount equal to the outstanding principal on the Secured Notes. The rate received on the total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid under the total return swap. Under the total return swap, the Partnership is liable for any decline in the value of the Secured Notes under the ISDA master agreement with Mizuho, when netted with the value of Partnership’s other positions with Mizuho.

The Partnership was required to initially fund cash collateral with Mizuho for each total return swap. The total return swap with a notional amount of $102.7 million, requires the Partnership to maintain cash collateral equal to 35% of the notional amount. The second total return swap, which was terminated in March 2022, required the Partnership to maintain cash collateral equal to 100% of the notional amount. In March 2022, the Partnership allocated the notional amount of $63.5 million from the second total return swap to the first total return swap which resulted in an increase in unrestricted cash of approximately $41.3 million. In December 2022, the Partnership amended certain terms associated with the remaining total return swap, including an update in the variable rate index from 3-month LIBOR to SOFR. There were no fees associated with the amendment.

Interest Rate Cap Agreement

The Partnership has entered into an interest rate cap agreement to mitigate exposure to interest rate risk associated with variable-rate debt financing facilities. The following tables summarize the Partnership’s interest rate cap agreement as of December 31, 2022 and 2021:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2022
August 2019	75,014,903	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$91,627
							$91,627

(1)
See Notes 15 and 23 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2021
August 2019	76,544,336	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$51,090
							$51,090

(1)
See Notes 15 and 23 for additional details.

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of December 31, 2022:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of December 31, 2022	Fair Value as of December 31, 2021
CCBA Senior Garden Apartments	July 2020	$-	4.50%	June 2022 (1)	$-	$495,784
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	98,929	468,620
		$3,900,000			$98,929	$964,404
(1)
The closing date is actual.

Investment Commitments

The Partnership has remaining commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership has outstanding commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership's total and remaining commitments as of December 31, 2022:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of December 31, 2022
Mortgage Revenue Bonds
Residency at the Mayer - Series A	October 2021	April 2039	SOFR + 3.60%	$29,500,000	$3,500,000
Meadow Valley	December 2021	December 2029	6.25%	44,000,000	39,276,563
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	6.00%	26,080,000	22,180,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	16,420,000
Residency at Empire - Series BB-3	December 2022	December 2040	6.45% (4)	14,000,000	13,945,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (5)	47,000,000	47,000,000
Subtotal				177,000,000	142,321,563

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	April 2024 (3)	SOFR + 3.70%	$12,500,000	$11,500,000
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	13,000,000	12,000,000
Residency at Empire - Series BB-T	December 2022	December 2025 (3)	7.45%	9,404,500	8,404,500
Subtotal				34,904,500	31,904,500

Governmental Issuer Loans
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	60,000,000	20,106,960
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	25,000,000	7,645,528
Poppy Grove I	September 2022	April 2025 (3)	6.78%	35,688,328	27,842,328
Poppy Grove II	September 2022	April 2025 (3)	6.78%	22,250,000	17,708,700
Poppy Grove III	September 2022	April 2025 (3)	6.78%	39,119,507	30,569,507
Subtotal				182,057,835	103,873,023

Taxable Governmental Issuer Loans
Hope on Avalon	January 2021	August 2023	SOFR + 3.55%	$10,573,000	$5,573,000
Poppy Grove I	September 2022	April 2025 (3)	6.78%	21,157,672	20,157,672
Poppy Grove II	September 2022	April 2025 (3)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (3)	6.78%	24,480,493	23,480,493
Subtotal				67,152,465	59,152,465

Property Loans
Oasis at Twin Lakes	July 2020	August 2023 (3)	LIBOR + 2.50%	$27,704,180	$3,685,523
Hilltop at Signal Hills	January 2021	August 2023 (3)	SOFR + 3.07%	21,197,939	1,479,605
Legacy Commons at Signal Hills	January 2021	February 2024 (3)	SOFR + 3.07%	32,233,972	2,567,067
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	25,500,000	24,500,000
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	21,351,328	20,351,328
Magnolia Heights	June 2022	July 2024 (3)	SOFR + 3.85%	10,300,000	4,111,399
Subtotal				138,287,419	56,694,922

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Freestone Greeley (7)	October 2022	N/A	N/A	16,035,710	11,325,008
Freestone Cresta Bella (7)	November 2022	N/A	N/A	16,405,514	10,204,191
Subtotal				42,355,753	30,473,113

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (8)	4.85%	$3,900,000	$3,900,000
Subtotal				3,900,000	3,900,000

Total Commitments				$645,657,972	$428,319,586
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
(4)
Beginning December 2029, the interest rate will change to the greater of (i) 3.25% over the then 10-Year SOFR Swap rate, or (ii) 6.00%.
(5)
Upon stabilization, the MRB will convert to a fixed rate of 10.0% and become subordinate to the other senior MRBs of the borrower.
(6)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5).
(7)
A development site has been identified for this property but construction had not commenced as of December 31, 2022.
(8)
This is the estimated closing date of the associated bond purchase commitment.

Construction Loan Guaranties

The Partnership entered into guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guaranties if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the Partnership believes the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of December 31, 2022:

Borrower	Guaranty Maturity	Maximum Balance Available on Loan	Loan Balance as of December 31, 2022	Partnership's Maximum Exposure as of December 31, 2022	Guaranty Terms
Vantage at Stone Creek	2023	$34,222,000	$34,222,000	$17,111,000	(1)
Vantage at Coventry	2023	34,536,000	34,536,000	17,268,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $5.0 million. The Partnership was in compliance with these requirements as of December 31, 2022. The Partnership has also provided indemnification to the lender for various costs including environmental non-compliance and remediation during the term.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of December 31, 2022:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of December 31, 2022
Ohio Properties	2026	$2,310,609
Greens of Pine Glen, LP	2027	1,662,397

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan support is in the form of a payment guaranty. The Mortgage support is in the form of a forward loan purchase agreement upon maturity of the Mortgage. The estimated fair value of the credit guaranties as of the commitment date totaled approximately $363,000 and is included within other liabilities in the Partnership's consolidated financial statements. No additional contingent liability has been accrued because the likelihood of claims is remote. The following table summarizes the Partnership’s maximum exposure under these credit guaranties as of December 31, 2022:

Borrower	End of Guaranty Period	Partnership's Maximum Exposure as of December 31, 2022
The 50/50 MF Property--TIF Loan	2025	$1,809,510
The 50/50 MF Property--Mortgage	2027	22,419,849

19. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership previously issued Series A Preferred Units via a private placement to five financial institutions. In April 2022 and October 2022, the Partnership issued Series A-1 Preferred Units in exchange for previously issued Series A Preferred Units. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. The Partnership had not issued any Series B Preferred Units as of December 31, 2022. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder.

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

The following table summarizes the outstanding Preferred Units as of December 31, 2022 and 2021:

	December 31, 2022
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2024 (1)
December 2016	700,000	7,000,000	3.00%	10.00	December 2023 (1)
March 2017	1,000,000	10,000,000	3.00%	10.00	March 2024 (1)
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023 (2)
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023
Total Series A Preferred Units	6,450,000	64,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
Total Series A-1 Preferred Units	3,000,000	30,000,000

Redeemable Preferred Units outstanding as of December 31, 2022	9,450,000	$94,500,000
(1)
The holder did not provide a notice of its intent to redeem prior to the date 180 days before the most recent optional redemption date. Accordingly, the holder's next optional redemption date is on the next anniversary of the sale of the Series A Preferred Units.

(2)
In February 2023, the holder provided notice of its intent to redeem its Series A Preferred Units in August 2023.

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

20. Issuances of Beneficial Unit Certificates

In December 2022, the Partnership’s Registration Statement on Form S-3 (“Registration Statement”) was declared effective by the SEC under which the Partnership may offer up to $300.0 million of additional BUCs, Preferred Units or debt securities for sale from time to time. The Registration Statement will expire in December 2025.

In July 2021, the Partnership entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30.0 million via an “at the market offering.” The Partnership had not sold any BUCs under this program as of December 31, 2022.

In September 2021, the Partnership completed an underwritten public offering of 5,462,500 BUCs. The offering resulted in net cash proceeds of approximately $31.2 million for the Partnership, after the payment of underwriting discounts, commissions and offering expenses.

21. Restricted Unit Awards

The Partnership’s Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of December 31, 2022, there were approximately 478,000 restricted units and other awards available for future issuance. The number of BUCs with respect to which awards may be granted under the Plan, the number of BUCs subject to outstanding awards granted under the Plan, and the grant price with respect to any such awards were retroactively adjusted to account for the Reverse Unit Split on a one-for-three basis. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $1.5 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.

The following table summarizes the RUA activity for years ended December 31, 2022 and 2021 (all amounts are presented giving effect to the one-for-three Reverse Unit Split which became effective on April 1, 2022):

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2021	44,271	$14.94
Granted	88,775	19.47
Vested	(55,523)	17.67
Unvested as of December 31, 2021	77,523	18.18
Granted	96,321	19.33
Vested	(81,073)	18.26
Forfeited	(5,437)	18.76
Unvested as of December 31, 2022	87,334	$19.33

The unrecognized compensation expense related to unvested RUAs granted under the Plan was $1.1 million as of December 31, 2022. The remaining compensation expense is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of unvested RUAs was approximately $1.5 million as of December 31, 2022.

22. Transactions with Related Parties

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

The amounts in the following table represent amounts reimbursable to AFCA 2, the general partner of AFCA 2, or an affiliate for the years ended December 31, 2022 and 2021 and are reported within “General and administrative expenses” in the Partnership’s consolidated statements of operations:

	2022	2021
Reimbursable salaries and benefits	$5,763,496	$4,866,841
Other expenses	77,383	50,712
Office expenses	269,722	250,785
Insurance	515,245	408,688
Professional fees and expenses	181,821	105,500
Consulting and travel expenses	19,381	-
	$6,827,048	$5,682,526

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected on the Partnership’s consolidated financial statements for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Partnership administrative fees paid to AFCA 2 (1)	$5,200,000	$4,046,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	328,000	156,000
Referral fees paid to an affiliate (3)	240,607	224,750

(1)
AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its investment assets for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.
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
(3)
The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee up to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2023, unless the parties mutually agree to extend the term. The Partnership accounts for referral fees as bond origination costs that are deferred and amortized as a yield adjustment to the related investment asset.

AFCA 2 receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Non-Partnership property administrative fees received by AFCA 2 (1)	$26,000	$35,000
Investment/mortgage placement fees earned by AFCA 2 (2)	5,487,000	7,311,000

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

Greystone Select, an affiliate of the Partnership, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement related to the Partnership’s General LOC (Note 14). The guaranty is enforceable if an event of default occurs, the administrative agent takes certain actions in relation to the collateral and the amounts due under the Secured Credit Agreement are not collected within a certain period of time after the commencement of such actions. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

Greystone Property Management Corporation, an affiliate of the Partnership, provides property management services to two MRB properties. These property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs.

The Partnership reported receivables due from unconsolidated entities of approximately $325,000 and $149,000 as of December 31, 2022 and 2021, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $654,000 and $417,000 as of December 31, 2022 and 2021, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets.

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
•
Level 3 - inputs are unobservable inputs for assets or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for the assets and liabilities measured at fair value on a recurring basis.

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs, and bond purchase commitments as of December 31, 2022 and 2021, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

The Partnership evaluates pricing data received from the third-party pricing services by evaluating consistency with information from either the third-party pricing services or public sources. The fair value estimates of the MRBs, taxable MRBs and bond purchase commitments are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing services and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments are categorized as Level 3 assets.

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of December 31, 2022 and 2021 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Mortgage revenue bonds	2.6% - 20.3%	0.9% - 19.1%	5.1%	3.1%
Taxable mortgage revenue bonds	6.5% - 11.4%	4.0% - 8.1%	7.6%	5.9%
Bond purchase commitments	4.5%	3.2% - 3.3%	4.5%	3.2%

(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.

Derivative Instruments

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

The effect of the Partnership’s interest rate cap is to set a cap, or upper limit, subject to performance of the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement. The Partnership uses a third-party pricing service and the inputs in the interest rate cap agreements valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms. The fair value is based on a model with inputs that are not observable and therefore the interest rate cap is categorized as a Level 3 asset.

The effect of the Partnership’s total return swap is to lower the net interest rate related to the Partnership’s Secured Notes equal to the notional amount of the derivative instruments. The Partnership uses a third-party pricing service and the inputs in the total return swap valuation model include changes in the value of the Secured Notes and the associated changes in value of the underlying assets securing the Secured Notes, accrued and unpaid interest, and any potential gain share amounts. The fair value is based on a model with inputs that are not observable and therefore the total return swaps are categorized as Level 3 assets or liabilities.

Assets measured at fair value on a recurring basis as of December 31, 2022 are summarized as follows:

	Fair Value Measurements as of December 31, 2022
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$763,208,945	$-	$-	$763,208,945
Mortgage revenue bonds	36,199,059	-	-	36,199,059
Bond purchase commitments (reported within other assets)	98,929	-	-	98,929
Taxable mortgage revenue bonds (reported within other assets)	16,531,896	-	-	16,531,896
Derivative financial instruments (reported within other assets)	7,530,438	-	7,199,198	331,240
Total Assets at Fair Value, net	$823,569,267	$-	$7,199,198	$816,370,069

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2022:

	For the Year ended December 31, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2022	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,958,135	-	(20,028)	5,756,111	7,694,218
Included in other comprehensive income	(68,890,753)	(865,475)	(535,793)	-	(70,292,021)
Purchases	182,726,187	-	13,669,857	-	196,396,044
Settlements	(109,034,876)	-	(10,583)	(5,768,289)	(114,813,748)
Other (2)	(860,533)	-	-	-	(860,533)
Ending Balance December 31, 2022	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total amount of gains for the period included in earnings attributable to the change in unrealized gains relating to assets or liabilities held on December 31, 2022	$57,124	$-	$-	$40,538	$97,662

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

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2021:

	For the Years Ended December 31, 2021
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2021	$794,432,485	$431,879	$1,510,437	$321,503	$796,696,304
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	137,520	-	-	7,126,226	7,263,746
Included in earnings (provision for credit loss)	(1,856,893)	-	-	-	(1,856,893)
Included in other comprehensive income	(19,013,953)	532,525	(72,319)	-	(18,553,747)
Purchases	69,672,500	-	2,000,000	-	71,672,500
Settlements	(49,861,815)	-	(9,675)	(7,104,311)	(56,975,801)
Ending Balance December 31, 2021	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2021	$(1,856,893)	$-	$-	$23,214	$(1,833,679)

(1)
Mortgage revenue bonds include both bonds held in trust as well as those held by the Partnership.

Total gains and losses included in earnings for the derivative instruments are reported within “Interest expense” in the Partnership’s consolidated statements of operations.

As of December 31, 2022 and 2021, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GILs, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $305.0 million and $6.8 million as of December 31, 2022, respectively. The estimated fair value of the GILs and taxable GIL approximated amortized cost as of December 31, 2021. The fair value of the construction financing property loans approximated amortized cost as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,058,903,952	$1,059,674,409	$820,078,714	$854,428,834
Secured lines of credit	55,500,000	55,500,000	45,714,000	45,714,000
Mortgages payable and other secured financing	1,690,000	1,690,000	26,824,543	26,825,840

24. Segments

As of December 31, 2022, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s consolidated balance sheets. As of December 31, 2022, the Partnership reported 76 MRBs and 13 GILs in this segment. As of December 31, 2022, the multifamily residential properties securing the MRBs and GILs contain a total of 10,822 and 2,419 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) was collateralized by commercial real estate prior to a sale of the underlying real estate in July 2022 (Note 6). All “General and administrative expenses” on the Partnership’s consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of an MRB and a property loan that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. The property loan was redeemed in September 2022. Seniors housing consists of a combination of the independent living, assisted living and memory care units. As of December 31, 2022, the property securing the MRB contains a total of 154 seniors housing units.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of the operations of ATAX Vantage Holdings, LLC and ATAX Freestone Holdings, LLC, which make noncontrolling investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily properties (Note 9). The Market-Rate Joint Venture Investments segment also includes the consolidated VIE of Vantage at San Marcos (Note 5).

MF Properties Segment

The MF Properties segment consists primarily of a student housing residential property held by the Partnership (Note 8). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. As of December 31, 2022, the Partnership owned one MF Property containing a total of 384 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the year ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Total revenues
Affordable Multifamily MRB Investments	$63,374,549	$46,198,552
Seniors and Skilled Nursing MRB Investments	713,036	77,979
Market-Rate Joint Venture Investments	9,130,486	14,967,102
MF Properties	7,855,506	7,208,661
Total revenues	$81,073,577	$68,452,294

Interest expense
Affordable Multifamily MRB Investments	$28,544,715	$20,382,143
Seniors and Skilled Nursing MRB Investments	5,750	-
Market-Rate Joint Venture Investments	870,497	428,018
MF Properties	1,043,489	1,133,724
Total interest expense	$30,464,451	$21,943,885

Depreciation expense
Affordable Multifamily MRB Investments	$23,846	$23,495
Seniors and Skilled Nursing MRB Investments	-	-
Market-Rate Joint Venture Investments	-	-
MF Properties	2,693,569	2,709,427
Total depreciation expense	$2,717,415	$2,732,922

Net income (loss)
Affordable Multifamily MRB Investments	$17,330,756	$8,619,813
Seniors and Skilled Nursing MRB Investments	704,994	72,020
Market-Rate Joint Venture Investments	48,054,241	30,055,826
MF Properties	(527,825)	(648,171)
Net income	$65,562,166	$38,099,488

The following table details total assets for the Partnership’s reportable segments as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Total assets
Affordable Multifamily MRB Investments	$1,520,609,550	$1,304,626,248
Seniors and Skilled Nursing MRB Investments	3,551,307	13,533,020
Market-Rate Joint Venture Investments	120,089,351	112,052,513
MF Properties	41,699,828	66,501,994
Consolidation/eliminations	(118,820,471)	(110,804,292)
Total assets	$1,567,129,565	$1,385,909,483

25. Summary of Unaudited Quarterly Results of Operations

2022	March 31,	June 30,	September 30,	December 31,
Total revenues	$19,206,371	$17,232,967	$22,604,404	$22,029,835
Other income - gains	16,439,750	12,643,501	10,580,781	141,253
Income from continuing operations	26,264,018	17,606,681	18,516,593	3,174,874
Net income	$26,264,018	$17,606,681	$18,516,593	$3,174,874

Income from continuing operations, per BUC	$1.01	$0.74	$0.78	$0.09
Net income, basic and diluted, per BUC	$1.01	$0.74	$0.78	$0.09

2021	March 31,	June 30,	September 30,	December 31,
Total revenues	$14,387,488	$16,406,496	$17,681,901	$19,976,409
Other income - gains and loss, net	2,809,106	5,463,484	6,954,649	278,710
Income from continuing operations	6,992,854	10,264,680	12,988,384	7,853,570
Net income	$6,992,854	$10,264,680	$12,988,384	$7,853,570

Income from continuing operations, per BUC	$0.27	$0.39	$0.56	$0.31
Net income, basic and diluted, per BUC	$0.27	$0.39	$0.56	$0.31

26. Subsequent Events

In January 2023, Vantage at Stone Creek and Vantage at Coventry, at the direction of the respective managing members, sold substantially all their assets to an unrelated third party and ceased operations. The Partnership received net cash of approximately $27.7 million, inclusive of the return of its contributed equity. The Partnership will recognize a gain on sale of approximately $15.2 million, before settlement of final proceeds and expenses, in the first quarter of 2023.

In January 2023, the Partnership originated MRB and taxable MRB investments secured by Windsor Shores Apartments and The Ivy Apartments. The Partnership paid a referral fee to an affiliate of Greystone of approximately $76,000 related to The Ivy MRB origination. The following table summarizes the terms of the Partnership’s MRB and taxable MRB investments:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Principal Funded
Windsor Shores Apartments - MRB	January	Columbia, SC	176	2/1/2030	6.50%	$21,545,000
Windsor Shores Apartments - taxable MRB	January	Columbia, SC	176	2/1/2030	6.50%	805,000
The Ivy Apartments - MRB	January	Greenville, SC	212	2/1/2030	6.50%	30,500,000
						$52,850,000

In January and February 2023, the Partnership entered into four TOB trust financing arrangements with Mizuho. The TOB trust financings allow for additional borrowings as the Partnership makes additional advances for the related funding commitments, if applicable. A portion of the proceeds was used to repay the outstanding balance on the Partnership’s Acquisition LOC. The following table summarizes the securitized assets and the initial terms of the TOB trust financings:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Remarketing Senior Securities Rate	Facility Fees	Interest Rate
Residency at Empire MRBs	$14,400,000	January 2026	Variable	Yes	3.38%	1.42%	4.80%
Windsor Shores Apartments MRB	17,236,000	January 2026	Variable	Yes	2.11%	1.44%	3.55%
SoLa Impact Opportunity Zone Fund loan	27,300,000	December 2024	Variable	No	4.57%	1.78%	6.35%
The Ivy Apartments MRB	24,400,000	February 2028	Variable	Yes	3.99%	1.44%	5.43%
Total TOB Trust Financing	$83,336,000

In January 2023, the Partnership entered into two additional interest rate swap agreements to mitigate interest rate risk associated with the variable rate TOB trust financings. The following table summarizes the terms of the interest rate swap agreements:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Variable Rate Index Received	Variable Debt Financing Hedged	Counterparty
January 2023	$12,065,200	1/19/2023	1/1/2030	3.354%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets
January 2023	$8,027,600	2/1/2023	2/1/2030	3.289%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets

In January 2023, the Partnership received $3.7 million of initial redemption proceeds related to the Provision Center 2014-1 MRB with the remaining proceeds to be received at final liquidation.

In January 2023, the borrowers of the Hope on Broadway GIL, Hope on Avalon GIL, and Hope on Avalon taxable GIL extended the maturity dates from February 2023 to August 2023. There were no additional changes to terms associated with the extensions.

In February 2023, the Partnership issued 700,000 Series A-1 Preferred Units to a financial institution in exchange for 700,000 outstanding Series A Preferred Units held by that institution. There were no net proceeds to the Partnership as a result of the exchange transaction. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Commission on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022.

In February 2023, the Partnership issued 800,000 Series A-1 Preferred Units to a financial institution in exchange for gross proceeds of $8.0 million. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-3, which was declared effective by the Commission on September 9, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-3, which was declared effective by the Commission on April 13, 2022.

In February 2023, the Partnership received notice from a holder of 2,000,000 Series A Preferred Units of its intent to redeem all its Series A Preferred Units in the amount of $20.0 million. The redemption is scheduled to occur in August 2023.

In February 2023, the Partnership executed a $8.2 million equity commitment for Valage Senior Living Carson Valley, a to-be-constructed seniors housing property in Minden, NV.

In February 2023, the following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Greens Property - Series A	February 2023	Durham, NC	168	10/1/2047	6.50%	$7,579,000
Greens Property - Series B	February 2023	Durham, NC	168	10/1/2047	12.00%	$914,040
						$8,493,040

In addition to the MRBs redeemed above, the Partnership’s Greens property loan was repaid in full. The Partnership received approximately $850,000 of principal and approximately $1.6 million of accrued interest upon repayment. All principal proceeds from the redemption of the Greens Property - Series A MRB were used to paydown principal on the M31 TEBS financing facility.

In February 2023, the Partnership executed an amendment to its total return swap with Mizuho to reduce the required cash collateral amount from 35% to 30% of the notional amount. There were no additional changes to terms or fees associated with the amendment of the total return swap.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Partnership carried out an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership is managed by its general partner, AFCA 2, which in turn is managed by its general partner, Greystone Manager. The Board of Managers of Greystone Manager (the “Board”) act as the directors of the Partnership.

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

The Board has six members. The NYSE listing rules do not require a listed limited partnership, such as the Partnership, to have a majority of independent directors on the Board of the general partner of AFCA 2 or to establish a compensation committee or a nominating and corporate governance committee. The Partnership is, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NYSE listing rules and SEC rules. In this regard, all the members of the Greystone Manager Audit Committee have been determined to be independent under the applicable SEC and NYSE independence requirements.

The following table sets forth certain information regarding the current Board and executive officers of the Partnership. Managers will remain in office until: (i) removed by a written instrument signed by the managing member of Greystone Manager; (ii) such Manager resigns in a written instrument delivered to the managing member of Greystone Manager; or (iii) such Manager dies or is unable to serve.

Name	Position Held with Greystone	Position Held Since
Stephen Rosenberg	Chairman of the Board / Manager	2019
Kenneth C. Rogozinski	Chief Executive Officer	2021
Jesse A. Coury	Chief Financial Officer	2020
Jeffrey A. Baevsky	Manager	2019
Drew C. Fletcher	Manager	2019
Steven C. Lilly	Manager (1) (2)	2019
W. Kimball Griffith	Manager (1) (2)	2019
Deborah A. Wilson	Manager (1) (2)	2020

(1)
Member of the Greystone Manager Audit Committee. The Board has determined each of Mr. Lilly and Ms. Wilson is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K.
(2)
Determined to be independent under both Section 10A of the Exchange Act and the NYSE corporate governance standards.

Set forth below is the biographical information for each of the Managers of Greystone Manager and the executive officers of the Partnership:

Stephen Rosenberg, 67, founded Greystone (together with its affiliated companies, the “Greystone Companies”) in 1988 as an independent investment banking firm and has developed the Greystone Companies into a diversified company with locations in 25 states and 1,600 employees that owns or manages over $60 billion in assets. Mr. Rosenberg currently serves as Chief Executive Officer of the Greystone Companies, responsible for executive oversight, coordination and management of matters of the Greystone Companies, as well as the identification and execution of real estate and healthcare-related merchant banking and development opportunities. Mr. Rosenberg received his Bachelor of Business Administration degree from Touro College in New York and a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania, as well as a Doctor of Dental Medicine degree from the University of Pennsylvania School of Dental Medicine. Mr. Rosenberg currently serves on the Board of Trustees of the Touro College and University System.

Kenneth C. Rogozinski, 61, is the Chief Executive Officer of the Partnership and an employee of Greystone Manager. Mr. Rogozinski was the Partnership’s Chief Investment Officer beginning in September 2019. Previously, Mr. Rogozinski was an Executive Managing Director of Greystone Capital Advisors LLC, a position he held beginning October 2017. In that role Mr. Rogozinski oversaw Greystone Capital Advisors originations, structured debt products and complex, specialized financing solutions for real estate owners and developers seeking debt and equity for construction and portfolio refinancing of multifamily and mixed-use assets. From February 2009 to September 2017, Mr. Rogozinski was the Co-Chief Executive Officer and Chief Credit Officer of Dreadnought Capital Management Corporation, an SEC registered investment advisor, that he co-founded in 2009. There, he focused on direct lending and debt investing in public-private housing and project finance, overseeing more than $1.1 billion in deployed capital. Mr. Rogozinski received a Bachelor of Science degree in finance from Fordham University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania. Mr. Rogozinski is a board member of the Foundation for Affordable Rental Housing Holdings Inc and serves as chairman of the Town of Greenwich, CT’s Planning and Zoning Board of Appeals.

Jesse A. Coury, 37, is the Chief Financial Officer of the Partnership and an employee of Greystone Manager. Previously, Mr. Coury served as the Partnership’s Corporate Controller from 2017 until 2019. Mr. Coury served as the Director of Internal Audit for Burlington Capital LLC in 2016 and held various positions with RSM US LLP from 2009 to 2015, most recently as an Assurance Manager. Mr. Coury received his Bachelor of Arts in Accounting and Master of Accountancy degrees from the University of Notre Dame. Mr. Coury holds a designation as a Certified Public Accountant (CPA) in the State of Nebraska.

Jeffrey M. Baevsky, 62, is the Executive Managing Director of Corporate Finance and Capital Markets at Greystone where he has been employed since 2014. Mr. Baevsky is responsible for Greystone’s banking relationships, credit lines, financing development projects, and new product development, as well as overseeing all of Greystone’s capital markets activities. Mr. Baevsky led the closing of Greystone’s inaugural debt fund, as well as five CLO offerings, two of which have been landmark transactions comprised solely of healthcare assets. Prior to joining Greystone, Mr. Baevsky served as Head of Capital Markets at Gramercy Capital Corp. handling project debt and secondary loan trading activities. Over his career, he has advised on mortgage-based credit facilities, mezzanine finance, off-balance sheet acquisition and asset development programs, and both public and private debt and equity capital placements as a Managing Director at Deutsche Bank and Wachovia. Mr. Baevsky received an M.B.A. in finance and real estate from the MIT Sloan School of Management and a Bachelor of Science and Engineering degree from the University of Pennsylvania.

Drew C. Fletcher, 44, is the President of Greystone Capital Advisors LLC and Greystone Construction Capital LLC where he has been employed since 2013. Mr. Fletcher brings over 24 years of commercial real estate experience arranging creative debt and equity solutions for institutional and private commercial property owners and developers, and providing strategic advisory services for institutions, investors and borrowers. He has directly originated and executed on more than $15 billion of financing transactions. From 1999 to 2012 he was employed by Edison Properties LLC, one of the largest private real estate owners in New York City, with a $5 billion diversified portfolio of self-storage, office, multifamily and substantial land holdings throughout the New York Metropolitan region, where he ultimately served as Chief Financial Officer. Mr. Fletcher received his Bachelor of Arts degree in Economics and Communications from Wake Forest University; his Master of Business Administration in Finance from New York University; and his Master of Accountancy in Taxation from Rutgers University.

Steven C. Lilly, 53, currently serves as the Chief Financial Officer of FS/KKR Capital Corp. (NYSE, “FSK”). Previously, he also served as the Chief Financial Officer of FS/KKR Capital Corp. II, until its merger with FSK in June, 2021. Prior to FSK, Mr. Lilly served as the Chief Financial Officer, Secretary and member of the Board of Directors of Triangle Capital Corporation from 2006 to the sale of Triangle Capital Corporation in August 2018. Prior to its sale, Triangle Capital Corporation was a NYSE-listed specialty finance company that provided customized financing primarily to lower middle market companies located in the United States and is now known as Barings BDC, Inc. Mr. Lilly was also the Chief Compliance Officer of Triangle Capital Corporation from 2007 to August 2018, and a member of its investment committee. Mr. Lilly is a graduate of Davidson College and has completed an executive-sponsored education program at the University of North Carolina’s Kenan-Flagler Business School.

W. Kimball Griffith, 74, is of counsel to Norris George & Ostrow PLLC since October 2017, a law firm that specializes in providing finance solutions to affordable housing and community development. From February 2015 to September 2017, was an affordable housing consultant. From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) of the Federal Home Loan Mortgage Corporation (Freddie Mac) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support. During the period that he was vice president, Freddie Mac affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff. From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003. Mr. Griffith currently serves on the Board of Directors of Housing Up (formerly Transitional Housing Corporation). He previously served on the Board of Directors of Enterprise Community Investors, Inc. and Enterprise Community

Development Inc. (formerly Community Preservation Development Corporation). Mr. Griffith is a graduate of Davidson College and the University of North Carolina Law School.

Deborah A. Wilson, 67, is currently a Principal at Ramshead Advisors LLC where she uses her broad and deep experience in the industry to assist existing and potential owners of commercial mortgage banking companies. She focuses on mergers and acquisitions, pricing, due diligence, transitional activities and operational efficiencies of commercial mortgage banking. She previously served as Executive Vice President, Chief Financial Officer and Treasurer of Walker & Dunlop, Inc., as Vice President of Counterparty Risk at Fannie Mae, and as a Partner at KPMG LLP.

Code of Ethical Conduct and Code of Conduct

Greystone Manager has adopted the Code of Business Conduct and Ethics for the senior executive and financial officers of the Partnership as required by Section 406 of the Sarbanes-Oxley Act of 2002. As such, this Code of Business Conduct and Ethics covers all executive officers of the Partnership, including the Partnership’s chief executive officer and chief financial officer. The Code of Business Conduct and Ethics is also applicable to all the members of the Board, officers, and employees working on behalf of the Partnership and is designed to comply with the listing requirements of the NYSE. The Code of Business Conduct and Ethics is available on the Partnership’s website at www.ghiinvestors.com.

Hedging Policy

The Partnership has a hedging policy in place for all members of the Board, officers of the Partnership and Greystone Manager, the General Partner, employees of the Partnership or its subsidiaries, and any other Greystone affiliated employees who perform services on behalf of Greystone Manager, the General Partner or the Partnership. The policy also applies to family members, other members of a person’s household, and entities controlled by a person covered by the policy. The policy applies to all transactions in the Partnerships securities, which consists of the Partnership’s BUCs, Preferred Units and any other Partnership securities that may be issued in the future. Our policy prohibits hedging or monetization transactions.

Audit Committee

The Board has an Audit Committee. The Charter of the Audit Committee is posted under the “Corporate Governance” section of the Partnership’s website at www.ghiinvestors.com. The Partnership does not have a compensation committee or a nominating and corporate governance committee. The NYSE listing rules do not require a listed limited partnership to establish a compensation committee or a nominating and corporate governance committee. The Partnership is, however, required to have an audit committee comprised solely of members that are “independent” under the NYSE listing standards.

The members of the Audit Committee are Steven C. Lilly, W. Kimball Griffith, and Deborah A. Wilson. The Board has affirmatively determined that each member of the Audit Committee meets the independence and experience standards established by the NYSE listing rules and the rules of the SEC. The Board has also reviewed the financial expertise of Mr. Lilly and Ms. Wilson and affirmatively determined that each is an “audit committee financial expert,” as determined by the rules of the SEC. Mr. Lilly, Mr. Griffith and Ms. Wilson are “independent” as defined by the rules of the SEC and the NYSE listing standards.

The Audit Committee assists the Board in its oversight of the integrity of the Partnership’s financial statements and its compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. The Partnership’s independent registered public accounting firm is given unrestricted access to the Audit Committee and Greystone Manager’s management, as necessary.

The Greystone Manager Audit Committee held four meetings during 2022.

Item 11. Executive Compensation.

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2022 and are referred to as “named executive officers.” For 2022, the Partnership’s named executive officers are Kenneth C. Rogozinski, the Chief Executive Officer, and Jesse A. Coury, the Chief Financial Officer. Mr. Rogozinski and Mr. Coury are employees, but not executive officers, of Greystone Manager. Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that Mr. Rogozinski and Mr. Coury were the only individuals who served as executive officers of the Partnership as of December 31, 2022.

Under the terms of the Partnership Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Greystone Manager, or to any limited partners of AFCA 2. In this regard, the compensation of the named executive officers of the Partnership was determined exclusively by Greystone Manager. The Partnership reimbursed Greystone Manager for services provided by the Partnership’s named executive officers during 2022. Accordingly, the Partnership does not have an executive compensation program for the named executive officers that is controlled by the Partnership.

Set forth below is information about all compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the named executive officers for the years ended December 31, 2022 and 2021.

Summary Compensation Table For 2022

The following table sets forth information regarding compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the Partnership’s named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Unit Awards (1)	All Other Compensation	Total
Kenneth C. Rogozinski	2022	$427,266	$-	$427,266
Chief Executive Officer	2021	367,788	-	367,788

Jesse A. Coury	2022	357,318	-	357,318
Chief Financial Officer	2021	340,725	-	340,725

(1)
This column reflects grants of restricted unit awards (“RUAs”) under the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (the “Plan”). The Plan permits the grant of RUAs and other awards to the employees of the general partner of the General Partner, the Partnership, or any affiliate of either, and to members of the Board for up to 1 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to up to three years. RUAs granted to executive officers during 2022 and 2021 provide for the payment of distributions during the restriction period. The RUAs also provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or the general partner of AFCA 2. The value of the RUAs to the named executive officers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The values were computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market (which was the national securities exchange upon which the BUCs were listed on the date of grant) on the grant date. The Partnership awarded the named executive officers a total of 40,380 RUAs on August 8, 2022 with a grant date fair value of $19.43 per unit.

Amended and Restated 2015 Equity Incentive Plan

On June 24, 2015, the Board of Managers of the then current general partner of the Partnership’s General Partner approved the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan, which was subsequently approved by the Partnership’s BUC holders on September 15, 2015. On December 5, 2022, the Board approved the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (the "Plan"), which made certain administrative updates and replaced the original plan in its entirety. These administrative updates did not require approval by the Partnership’s BUC holders.

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

The maximum number of BUCs that may be delivered with respect to awards under the Plan is 1,000,000. The Plan is generally administered by the Board, or any compensation committee of the Board, if appointed, or any other committee as may be appointed by the Board to administer the Plan (the Board or any such committee is referred to herein as the “Committee”). The Committee has the full authority, subject to the terms of the Plan, to establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan, to designate participants under the Plan, to determine the number of BUCs to be covered by awards, to determine the type or types of awards to be granted to a participant, and to determine the terms and conditions of any award. All employees of the general partner of AFCA 2 and members of the Board, and employees of affiliates of the general partner of AFCA 2, including the Partnership, that perform services for of the general partner of AFCA 2, the Partnership, or an affiliate of either are eligible to be selected to participate in the Plan. The selection of which eligible individuals will receive awards is within the sole discretion of the Committee.

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

Restricted units granted under the Plan totaled 96,321 and 88,775 for the years ended December 31, 2022 and 2021, respectively. Restricted units of 2,235 that were granted during 2022 were subsequently forfeited. No other types of awards have been granted under the Plan as of December 31, 2022. There are 478,155 BUCs available for future issuance under the Plan as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End 2022

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Kenneth C. Rogozinski	20,956	$364,634
Jesse A. Coury	18,094	314,836
(1)
Represents restricted units granted under the Plan. Mr. Rogozinski’s outstanding restricted units will vest 13,626 units on November 30, 2023 and 7,330 units on November 30, 2024. Mr. Coury’s outstanding restricted units will vest 11,964 units on November 30, 2023 and 6,130 units on November 30, 2024.
(2)
The market value of the restricted units set forth in this column was computed by multiplying $17.40, the closing market price of the BUCs on December 30, 2022, which was the last trading day of 2022, by the number of restricted units.

Manager Compensation for 2022

The Board effectively acts as the Partnership’s board of directors. Although Greystone Manager is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the SEC and the NYSE related to public companies with securities listed on the NYSE in order for the Partnership and its BUCs to comply with the rules applicable to registrants that are limited partnerships. The Partnership did not pay any other compensation of any nature to any of the Managers of the Board and did not reimburse Greystone Manager for any other amounts representing compensation to its Board, other than what is disclosed in the table below.

The following table sets forth the total compensation paid to the members of the Board for the year ended December 31, 2022 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash ($)	Restricted Unit Awards (1) ($)		Total Compensation ($)
Stephen Rosenberg (2)	$-	$43,426		$43,426
Jeffrey A. Baevsky (2)	-	43,426		43,426
Drew C. Fletcher (2)	-	43,426		43,426
Curtis A. Pollock (3)	-	43,426	(3)	43,426
Steven C. Lilly	38,500	36,276		74,776
W. Kimball Griffith	33,500	31,418		64,918
Deborah A. Wilson	33,500	31,418		64,918
Hafize G. Erkan (4)	-	-		-

(1)
Refers to RUAs granted under the Plan. The value of RUAs granted to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NASDAQ Global Select Market (which was the national securities exchange upon which the BUCs were listed on the date of grant) on the grant date. The Partnership awarded the Board a total of 14,041 restricted units on August 8, 2022, with a grant date fair value of $19.43 per unit.
(2)
Each individual held 2,324 outstanding and unvested restricted units awards as of December 31, 2022.
(3)
Mr. Pollock resigned from the Board effective October 24, 2022. Mr. Pollock was granted 2,235 restricted units on August 8, 2022, which had an aggregate grant date fair value of $43,426. Effective October 24, 2022, all 2,235 restricted units were cancelled and forfeited in connection with Mr. Pollock’s resignation from the Board.
(4)
Ms. Erkan resigned from the Board on December 14, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b) Kenneth C. Rogozinski and Jesse A. Coury are the only executive officers of the Partnership, but they are employed by Greystone Manager. The other persons constituting management of the Partnership are employees of Greystone Manager as well. The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Rogozinski, Mr. Coury, and each of the Managers of the Board and by such persons as a group. Unless otherwise indicated, the information is as of February 22, 2023, and is based upon information furnished to us by such persons. Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly. For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 22,626,212 issued and outstanding BUCs and RUAs as of January 31, 2023.

Name	Number of BUCs Beneficially Owned		Percent of Class
Stephen Rosenberg, Chairman and Manager of Greystone Manager	20,970	(1)	*
Kenneth C. Rogozinski, Chief Executive Officer	103,108	(2)	*
Jesse A. Coury, Chief Financial Officer	45,056	(3)	*
Jeffrey A. Baevsky, Manager of Greystone Manager	6,160	(4)	*
Drew C. Fletcher, Manager of Greystone Manager	4,901	(5)	*
Steven C. Lilly, Manager of Greystone Manager	5,572		*
W. Kimball Griffith, Manager of Greystone Manager	21,098		*
Deborah A. Wilson, Manager of Greystone Manager	6,037		*
All current executive officers and Managers of Greystone Manager as a group (8 persons)	212,902		*

* Denotes ownership of less than 1%.

(1)
Amount includes 14,314 BUCs held in Mr. Rosenberg’s retirement account. Amount includes 2,324 restricted units with respect to which Mr. Rosenberg has voting rights.

(2)
Amount includes 44,829 BUCs held in Mr. Rogozinski’s retirement account. Amount includes 20,956 restricted units with respect to which Mr. Rogozinski has voting rights. Mr. Rogozinski and his spouse share voting and investment power of 37,319 BUCs reported above.
(3)
Amount includes 18,094 restricted units with respect to which Mr. Coury has voting rights. Mr. Coury and his spouse share voting and investment power of 26,961 BUCs reported above.
(4)
Amount includes 2,324 restricted units with respect to which Mr. Baevsky has voting rights.
(5)
Amount includes 2,324 restricted units with respect to which Mr. Fletcher has voting rights.

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

The Greystone Manager Audit Committee is responsible for reviewing and approving any related party transactions. The Greystone Manager Audit Committee reviews the material facts of all interested transactions. Interested transactions are those transactions, arrangements, or relationships in which (i) the aggregate amount involved exceeds a pre-established dollar threshold, (ii) the Partnership is a participant, and (iii) an executive officer or Manager of the Partnership, a greater than 5% beneficial owner of the Partnership’s BUCs, an immediate family member of any of the foregoing, affiliates of the Partnership, entities for which the Partnership has an investment accounted for under the equity method, or trusts for the benefit of employees, has or will have an interest. In determining whether to approve or ratify an interested transaction, the Greystone Manager Audit Committee takes into account, among other factors, the benefits to the Partnership; whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction; whether the transaction is material to the Partnership; the approximate dollar value of the transaction as it relates to the related party; and the role the related party plays in arranging the transaction. The Partnership did not enter into any material financial transactions with any related party or immediate family member of a Manager or executive officer of the Partnership during 2022 and 2021, except as indicated below. If any such material financial transaction were contemplated, the terms of the transaction would be reviewed and approved by the Greystone Manager Audit Committee prior to the Partnership entering into such transaction.

For the identification of the members of the Board who are independent under the applicable SEC and NYSE requirements, see the disclosures in “Item 10. Directors, Executive Officers and Corporate Governance” of this report on Form 10-K.

Transactions with Related Persons

Except as described in Note 22 to the Partnership’s consolidated financial statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Greystone or with any person who is: (i) a manager or executive officer of Greystone or any general partner of AFCA 2; (ii) a nominee for election as a manager of Greystone Manager; (iii) an owner of more than five percent of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons. The disclosures set forth in Note 22 to the Partnership’s consolidated financial statements filed in response to Item 8 of this report are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The Greystone Manager Audit Committee engaged PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Partnership for 2022.

The Audit Committee regularly reviews and determines whether any non-audit services provided by PwC potentially affects its independence with respect to the Partnership. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PwC. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2022, all services performed by PwC with respect to the Partnership were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by PwC with respect to audit and non-audit services for the Partnership during the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees (1)	$922,550	$994,341
Audit-Related Fees (2)	-	-
Tax Fees (3)	400,958	397,960
All Other Fees	2,900	2,963

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

(a) Documents filed as part of this Annual Report on Form 10-K

The following documents are filed as part of this report:

1. Financial Statements. The following financial statements of the Partnership are included in response to Item 8 of this Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238).

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2022 and 2021.

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021.

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

3. Exhibits. The following exhibits are filed as required by Item 15(a)(3) of this Report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1

Greystone Housing Impact Investors LP Second Amended and Restated Agreement of Limited Partnership dated December 5, 2022 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 001-41564), filed by the Partnership on December 5, 2022.

3.2

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

3.4

Amendment to the Certificate of Limited Partnership of America First Multifamily Investors, L.P. (now known as Greystone Housing Impact Investors LP) dated November 29, 2022 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 30, 2022).

3.5

Certificate of Incorporation and Bylaws of Greystone ILP, Inc. (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (No. 333-235259), filed by the Partnership on November 26, 2019).

4.1	Description of Greystone Housing Impact Investors LP’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Beneficial Unit Certificate of the Partnership.
4.3	Form of Exchange Agreement.
4.4	Form of Subscription Agreement for Series A-1 Preferred Units.
4.5	Form of Subscription Agreement for Series B Preferred Units.
4.6	Form of Indenture (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-3 (No. 333-268538), filed by the Partnership on November 23, 2022).
4.7

Form of Indenture (Subordinated Debt Securities) (incorporated herein by reference to Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-268538), filed by the Partnership on November 23, 2022).

10.1

Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on December 5, 2022).

10.2

Form of Restricted Unit Award Agreement under the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on December 5, 2022).

10.3

Indenture of Trust dated December 14, 2022 between ATAX TEBS Holdings, LLC and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on December 16, 2022).

10.4

Supplemental Agreement dated December 14, 2022 by and among ATAX TEBS Holdings, LLC, FMSbonds, Inc., Mizuho Capital Markets LLC, and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on December 16, 2022).

10.5

Limited Guaranty, Pledge of Sole Membership Interests and Security Agreement dated December 14, 2022 by Greystone Housing Impact Investors LP, for the benefit of U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 001-41564), filed by the Partnership on December 16, 2022).

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

10.22

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

10.33

Credit Agreement dated June 11, 2021 between America First Multifamily Investors, L.P., the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.34

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

10.37

First Amendment to Amended and Restated Credit Agreement dated April 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on April 29, 2022).

10.38

Second Amendment to Amended and Restated Credit Agreement date July 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 1, 2022).

10.39

Revolving Line of Credit Note dated July 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 1, 2022).

10.40

Amended and Restated Guaranty dated November 30, 2021 between Greystone Select Incorporated and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2021).

10.41

Regulatory Margin Self-Disclosure Letter dated June 30, 2017 between ATAX TEBS III, LLC and the International Swaps and Derivative Association, Inc. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.42

Rate Cap Agreement dated August 9, 2019 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 26, 2019).

10.43

America First Multifamily Investors, L.P. Code of Business Conduct and Ethics, effective as of February 25, 2020 (incorporated herein by reference to Exhibit 10.51 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 26, 2020).

10.44

Capital on DemandTM Sales Agreement, dated July 21, 2021, by and between America First Multifamily Investors, L.P. and JonesTrading Institutional Services LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 21, 2021).

10.45

Series A Preferred Units Subscription Agreement dated March 30, 2016 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 2, 2016).

10.46

Series A Preferred Units Subscription Agreement dated March 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2017).

10.47

Series A Preferred Units Subscription Agreement dated August 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 6, 2017).

10.48

Series A Preferred Units Subscription Agreement dated October 2, 2017 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2018).

10.49

Series A Preferred Units Subscription Agreement dated October 25, 2017 (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2018).

10.50

Series A-1 Preferred Units Exchange Agreement dated April 26, 2022 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2022).

10.51

Series A-1 Preferred Units Exchange Agreement dated October 1, 2022 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 3, 2022).

10.52	Series A-1 Preferred Units Exchange Agreement dated February 15, 2023.
10.53	Series A-1 Preferred Units Subscription Agreement dated February 15, 2023.

21	Listing of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Lutz & Company, PC.
24.1	Powers of Attorney.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Partnership’s Annual report on Form 10-K for the year ended December 31, 2022 are furnished herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021; (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2022; and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(b) Exhibits

The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c) Other Financial Statement Schedules

Schedule I – audited balance sheet of America First Capital Associates Limited Partnership Two, the general partner of the Partnership, as of December 31, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP
Date:	February 23, 2023
By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer
Greystone Housing Impact Investors LP

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2023	By	/s/ Stephen Rosenberg*
Stephen Rosenberg,
Chairman and Manager of Greystone AF Manager LLC

Date:	February 23, 2023	By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	February 23, 2023	By	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 23, 2023	By	/s/ Jeffrey A. Baevsky*
Jeffrey A. Baevsky,
Manager of Greystone AF Manager LLC

Date:	February 23, 2023	By	/s/ Drew C. Fletcher *
Drew C. Fletcher,
Manager of Greystone AF Manager LLC

Date:	February 23, 2023	By	/s/ Steven C. Lilly*
Steven C. Lilly,
Manager of Greystone AF Manager LLC

Date:	February 23, 2023	By	/s/ W. Kimball Griffith*
W. Kimball Griffith,
Manager of Greystone AF Manager LLC

Date:	February 23, 2023	By	/s/ Deborah A. Wilson*
Deborah A Wilson,
Manager of Greystone AF Manager LLC

*By	Jesse A. Coury,
Attorney-in-Fact

By	/s/ Jesse A. Coury
Jesse A. Coury

Schedule I

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

Balance Sheet

And

Independent Auditors’ Report

December 31, 2022

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

INDEPENDENT AUDITORS’ REPORT

Partners

America First Capital Associates Limited Partnership Two

Omaha, Nebraska

Opinion

We have audited the balance sheet of America First Capital Associates Limited Partnership Two (the Company), which comprise the balance sheet as of December 31, 2022, and the related notes to the balance sheet.

In our opinion, the accompanying balance sheet presents fairly, in all material respects, the balance sheet of the Company as of December 31, 2022 in accordance with accounting principles generally accepted in the United States of America.

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

In preparing the balance sheet, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after February 23, 2023.

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

/s/ Lutz & Company, P.C.

February 23, 2023

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

BALANCE SHEET

December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$683,100
Accounts receivable	40,000
Related party accounts receivable	842,938
Total current assets	1,566,038

Investment in partnership	285,571
Total Assets	$1,851,609

Liabilities:
Accounts payable	$111
Total Liabilities	111

Partnersʼ Capital:
General partner	185
Limited partner	1,851,313
Total Partnersʼ Capital	1,851,498
Total Liabilities and Partnersʼ Capital	$1,851,609

See accompanying notes to balance sheet.

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

NOTES TO BALANCE SHEET

Note 1. Description of the Business

America First Capital Associates Limited Partnership Two (the “Company”) was formed in 1985 under the Delaware Revised Uniform Limited Partnership Act. The Company is the sole general partner of Greystone Housing Impact Investors LP (the "Partnership"), a publicly traded limited partnership formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing and commercial properties in their market areas. The Beneficial Unit Certificates of the Partnership trade on the New York Stock Exchange under the symbol “GHI.”

The Company has full, complete, and exclusive authority to manage and control the business affairs of the Partnership. The Company may be removed as the Partnership’s general partner if consented to by two-thirds of the limited partnership interests of the Partnership. The Partnership can be dissolved upon the consent of a majority of the limited partnership interests of the Partnership.

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

Accounts Receivable and Related Party Accounts Receivable

The Company's receivables include administrative fees receivable, distributions receivable from the Partnership, and origination fee receivable paid by a third party. Such receivables are recorded at the contractual amount. The Company assesses the need for an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.

Investment in Partnership

The general partnership interest in the Partnership is unregistered and non-transferrable. The Company analyzed the investment in the Partnership under the variable interest entity and voting interest rules and determined that the investment is an equity method investment. Investment in the Partnership is recorded at cost plus the Company’s share of the Partnership's cumulative income or losses, distributions, and unrealized gains and losses on available-for-sale securities.

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

Related Party Transactions

In general, the Company is entitled to 1% of Net Interest Income of the Partnership pursuant to the terms of the Partnership’s Second Amended and Restated Agreement of Limited Partnership, dated as of December 5, 2022 (the “Partnership Agreement”). In addition, the Company is entitled to 25% of Net Interest Income representing contingent interest and Net Residual Proceeds up to a maximum amount equal to 0.9% per annum of the principal amount of investments held by the Partnership, as the case may be. The Company is also entitled to an administrative fee in an amount equal to 0.45% per annum of the average principal amount of the MRBs, Governmental Issuer Loans (“GILs”), taxable MRBs, taxable GILs, property loans, and other investments held by the Partnership. In general, the administrative fee is payable by the owners of the properties financed by MRBs and GILs held by the Partnership and is subordinate to the payment of all base interest on the Partnership’s MRBs and GILs. In addition, the Partnership Agreement provides that the Partnership will pay the administrative fee to the Company with respect to any foreclosed MRBs.

The Partnership will reimburse the Company and its affiliates for out-of-pocket costs related directly to the Partnership’s operations, including allocable portions of salaries and fringe benefits of employees of the Company or its affiliates. Notwithstanding the foregoing, the Partnership is not allowed to reimburse the Company or its affiliates for salaries or fringe benefits of any partner of the Company or the officers or board of managers of the Company’s general partner regardless of whether such persons provide services to the Partnership.

Under the Delaware LP Act and the terms of the Partnership Agreement, the Company will be liable to third parties for all general obligations of the Partnership to the extent not paid by the Partnership. However, the Partnership Agreement provides that the Company has no liability to the Partnership for any act or omission reasonably believed to be within the scope of authority conferred by the Partnership Agreement and in the best interest of the Partnership. The Partnership Agreement also provides that, except as otherwise expressly set forth in the Partnership Agreement, the Company does not owe any fiduciary duties to the limited partners and Beneficial Unit Certificate holders of the Partnership.

Recent Issued Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

Subsequent Events

Management evaluated transactions and events occurring subsequent to December 31, 2022 through February 23, 2023, noting no material transactions or events in the subsequent period requiring disclosure or recognition in the balance sheet.

Note 3. Related Party Transactions

As of December 31, 2022, the Company had administrative fees receivable of $485,044 and distributions receivable of $357,894 due from Greystone Housing Impact Investors LP. These amounts are included in “Related party accounts receivable” on the accompanying balance sheet.