Form 10-Q
period 2023-03-31
Greystone Housing Impact Investors LP
filed 2023-05-04
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, the registrant had 22,728,299 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties contained in this report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of Greystone Housing Impact Investors LP’s Annual Report on Form 10-K for the year ended December 31, 2022 and in this report.

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
•
current financial conditions within the banking industry, including the effects of recent failures of financial institutions, liquidity levels, and responses by the Federal Reserve, Department of the Treasury, and the Federal Deposit Insurance Corporation to address these issues;
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

All references to “we,” “us,” “our” and the “Partnership” in this report mean Greystone Housing Impact Investors LP, its wholly owned subsidiaries and our consolidated Variable Interest Entities ("VIE" or "VIEs"). See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report for additional details.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$52,105,214	$51,188,416
Restricted cash	36,212,909	41,448,840
Interest receivable, net	14,614,935	11,628,173
Mortgage revenue bonds held in trust, at fair value (Note 6)	848,532,258	763,208,945
Mortgage revenue bonds, at fair value (Note 6)	18,851,364	36,199,059
Governmental issuer loans
Governmental issuer loans held in trust (Note 7)	317,607,738	300,230,435
Allowance for credit losses (Note 13)	(2,080,000)	-
Governmental issuer loans, net	315,527,738	300,230,435
Property loans
Property loans (Note 8)	165,231,455	175,604,711
Allowance for credit losses (Note 13)	(2,450,000)	(495,000)
Property loans, net	162,781,455	175,109,711
Investments in unconsolidated entities (Note 9)	111,135,056	115,790,841
Real estate assets, net (Note 10)	35,672,782	36,550,478
Other assets (Note 12)	37,236,398	35,774,667
Total Assets	$1,632,670,109	$1,567,129,565

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 14)	$23,407,989	$21,733,506
Distribution payable	10,835,021	10,899,677
Secured lines of credit (Note 15)	6,500,000	55,500,000
Debt financing, net (Note 16)	1,143,735,172	1,058,903,952
Mortgages payable and other secured financing, net (Note 17)	1,690,000	1,690,000
Total Liabilities	1,186,168,182	1,148,727,135

Commitments and Contingencies (Note 19)

Redeemable Preferred Units, $102.5 million redemption value, 10.3 million issued and outstanding, net (Note 20)	102,429,876	94,446,913

Partnersʼ Capital:
General Partner (Note 1)	486,762	285,571
Beneficial Unit Certificates ("BUCs," Note 1)	343,585,289	323,669,946
Total Partnersʼ Capital	344,072,051	323,955,517
Total Liabilities and Partnersʼ Capital	$1,632,670,109	$1,567,129,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Investment income	$19,302,685	$14,403,403
Property revenues	1,225,620	1,927,001
Other interest income	4,409,665	2,875,967
Total revenues	24,937,970	19,206,371
Expenses:
Real estate operating (exclusive of items shown below)	602,253	1,064,562
Provision for credit losses (Note 13)	(545,000)	-
Depreciation and amortization	404,981	683,662
Interest expense	17,971,498	3,937,131
General and administrative	5,072,587	3,681,838
Total expenses	23,506,319	9,367,193
Other Income:
Gain on sale of investments in unconsolidated entities	15,366,929	16,439,750
Income before income taxes	16,798,580	26,278,928
Income tax expense	7,358	14,910
Net income	16,791,222	26,264,018
Redeemable Preferred Unit distributions and accretion	(746,650)	(717,744)
Net income available to Partners	$16,044,572	$25,546,274

Net income available to Partners allocated to:
General Partner	$2,479,058	$2,737,044
Limited Partners - BUCs	13,490,834	22,729,198
Limited Partners - Restricted units	74,680	80,032
	$16,044,572	$25,546,274
BUC holders' interest in net income per BUC, basic and diluted	$0.60	$1.01	*
Weighted average number of BUCs outstanding, basic	22,538,928	22,480,077	*
Weighted average number of BUCs outstanding, diluted	22,538,928	22,480,077	*

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

GREYSTONE HOUSEING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Net income	$16,791,222	$26,264,018
Unrealized gain (loss) on securities	20,397,542	(47,751,656)
Unrealized gain (loss) on bond purchase commitments	112,547	(819,081)
Comprehensive income (loss)	$37,301,311	$(22,306,719)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted*	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$285,571	22,626,363	$323,669,946	$323,955,517	$43,748,239
Cumulative effect of accounting change (Note 2)	(59,490)	-	(5,889,510)	(5,949,000)	-
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(11,756)	-	(1,163,807)	(1,175,563)	-
Distribution of Tier 2 income (Note 3)	(2,415,221)	-	(7,245,663)	(9,660,884)	-
Cash paid in lieu of fractional BUCs	-	-	(2,639)	(2,639)	-
Net income allocable to Partners	2,479,058	-	13,565,514	16,044,572	-
Restricted units awarded	-	102,087	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(151)	-	-	-
Restricted unit compensation expense	3,500	-	346,459	349,959	-
Unrealized gain on securities	203,975	-	20,193,567	20,397,542	20,397,542
Unrealized gain on bond purchase commitments	1,125	-	111,422	112,547	112,547
Balance as of March 31, 2023	$486,762	$22,728,299	$343,585,289	$344,072,051	$64,258,328

	General Partner	# of BUCs - Restricted and Unrestricted*	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$765,550	22,557,600	$371,646,477	$372,412,027	$114,040,260
Distributions paid or accrued ($0.323 per BUC):*
Distribution of Tier 2 income (Note 3)	(2,430,358)	-	(7,291,072)	(9,721,430)	-
Net income allocable to Partners	2,737,044	-	22,809,230	25,546,274	-
Restricted unit compensation expense	1,739	-	172,159	173,898	-
Unrealized loss on securities	(477,517)	-	(47,274,139)	(47,751,656)	(47,751,656)
Unrealized loss on bond purchase commitments	(8,191)	-	(810,890)	(819,081)	(819,081)
Balance as of March 31, 2022	$588,267	$22,557,600	$339,251,765	$339,840,032	$65,469,523

* On April 1, 2022, the Partnership effected a one-for-three Reverse Unit Split of its outstanding BUCs. On October 31, 2022, the Partnership completed the Third Quarter BUCs Distribution at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022. On January 31, 2023, the Partnership completed the Fourth Quarter BUCs Distribution at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022. The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect both the Reverse Unit Split and the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$16,791,222	$26,264,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	404,981	683,662
Amortization of deferred financing costs	1,005,767	451,472
Gain on sale of investments in unconsolidated entities	(15,366,929)	(16,439,750)
Provision for credit losses	(545,000)	-
Recovery of prior credit loss	(16,967)	(5,279)
(Gain) loss on derivative instruments, net of cash paid	3,476,097	(2,394,986)
Restricted unit compensation expense	349,959	173,898
Bond premium, discount and origination fee amortization	(54,476)	(109,021)
Debt premium amortization	(10,145)	(10,148)
Deferred income tax expense & income tax payable/receivable	7,358	14,909
Change in preferred return receivable from unconsolidated entities, net	(1,934,065)	(191,505)
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	(2,986,762)	2,231,487
Increase in other assets	(237,767)	(233,754)
Decrease in accounts payable, accrued expenses and other liabilities	(683,869)	(1,127,714)
Net cash provided by operating activities	199,404	9,307,289
Cash flows from investing activities:
Capital expenditures	(171,670)	(64,453)
Proceeds from sale of land held for development	441,714	-
Advances on mortgage revenue bonds	(60,622,813)	(69,365,000)
Advances on taxable mortgage revenue bonds	(1,805,000)	(6,325,000)
Advances on governmental issuer loans	(17,377,303)	(16,882,138)
Advances on taxable governmental issuer loans	(3,000,000)	-
Advances on property loans	(7,942,324)	(38,638,389)
Contributions to unconsolidated entities	(4,705,639)	(12,776,841)
Proceeds from sale of investments in unconsolidated entities	27,659,480	28,679,750
Return of investments in unconsolidated entities	-	842,855
Principal payments received on mortgage revenue bonds and contingent interest	13,303,739	79,635,980
Principal payments received on taxable mortgage revenue bonds	2,797	2,558
Principal payments received on property loans	18,315,580	3,250,980
Net cash used in investing activities	(35,901,439)	(31,639,698)
Cash flows from financing activities:
Distributions paid	(11,612,492)	(13,466,209)
Proceeds from debt financing	126,381,000	109,330,000
Principal payments on debt financing	(41,786,351)	(46,527,429)
Principal payments on mortgages payable	-	(141,268)
Principal borrowing on secured lines of credit	45,000,000	-
Principal payments on secured lines of credit	(94,000,000)	(15,515,000)
Decrease in security deposit liability related to restricted cash	(5,887)	(6,259)
Proceeds upon issuance of Redeemable Preferred Units	8,000,000	-
Debt financing and other deferred costs paid	(593,368)	(818,133)
Net cash provided by financing activities	31,382,902	32,855,702
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,319,133)	10,523,293
Cash, cash equivalents and restricted cash at beginning of period	92,637,256	151,932,470
Cash, cash equivalents and restricted cash at end of period	$88,318,123	$162,455,763

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,869,770	$5,470,198
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	10,835,021	9,721,430
Distributions declared but not paid for Preferred Units	739,417	708,750
Exchange of Redeemable Preferred Units	7,000,000	-
Non-cash contribution to unconsolidated entity	997,062	-
Deferred financing costs financed through accounts payable	58,000	7,040

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$52,105,214	$118,330,462
Restricted cash	36,212,909	44,125,301
Total cash, cash equivalents and restricted cash	$88,318,123	$162,455,763

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

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

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The outstanding Series A Preferred Units and Series A-1 Preferred Units are redeemable in the future (Note 20). The Partnership had not yet issued Series B Preferred Units as of March 31, 2023. The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders."

On December 5, 2022, America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”), in its capacity as the general partner of the Partnership, and Greystone ILP, Inc. (the “Initial Limited Partner”), in its capacity as the initial limited partner of the Partnership, entered into the Greystone Housing Impact Investors LP Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). Mortgage investments, as defined in the Partnership Agreement, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans. The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than mortgage investments provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt investments and other investments cannot exceed 25% of the Partnership's total assets at the time of acquisition as required under the Partnership Agreement. Tax-exempt investments and other investments primarily consist of real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

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
•
ATAX Vantage Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to provide equity for the development of multifamily properties
•
ATAX Freestone Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to provide equity for the development of multifamily properties;
•
ATAX Senior Housing Holdings I, LLC, a wholly owned subsidiary of the Partnership, which is committed to provide equity for the development of seniors housing properties;
•
One wholly owned corporation (the "Greens Hold Co”), which owned 100% of The 50/50 MF Property, a real estate asset, and certain property loans; and
•
Lindo Paseo LLC, a wholly owned limited liability company, which owns 100% of the Suites on Paseo MF Property.

The Partnership also consolidates variable interest entities (“VIEs”) in which the Partnership is deemed to be the primary beneficiary.

Investments in Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities. The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at estimated fair value. The net unrealized gains or losses on these investments are reflected on the Partnership’s condensed consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income. See Note 23 for a description of the Partnership’s methodology for estimating the fair value of MRBs and taxable MRBs. The Partnership reports interest receivables for MRBs and taxable MRBs separately from the reported fair value within “Interest receivable, net” on the condensed consolidated balance sheets.

Investments in Government Issuer Loans and Taxable Governmental Issuer Loans

The Partnership accounts for its investment in governmental issuer loans (“GILs”) and taxable GILs under the accounting guidance for certain investments in debt and equity securities. The Partnership’s investment in these instruments are classified as held-to-maturity debt securities and are reported at amortized cost, which is net of unamortized loan origination costs, discounts, and allowance for credit losses. The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an allowance for credit loss will be recognized or the outstanding balance will be written off. The Partnership reports interest receivables for GILs and taxable GILs separately from the amortized cost basis within “Interest receivable, net” on the condensed consolidated balance sheets.

Property Loans

The Partnership invests in property loans made to the owners of certain multifamily, student housing and skilled nursing properties. The property loans are considered held-for-investment and are reported at amortized cost, which is net of unamortized loan origination costs, discounts, and allowance for credit losses. Most property loans have been made to multifamily properties that secure MRBs and GILs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s condensed consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. If collection of outstanding principal and interest receivable balances is not probable, the loan is placed on non-accrual status and either an allowance for credit loss will be recognized or the outstanding balance will be written off. Interest income is recognized upon the repayment of these property loans and accrued interest which is dependent largely on the cash flows or proceeds upon sale or refinancing of the related property. The Partnership reports interest receivables for property loans separately from the amortized cost basis within “Interest receivable, net” on the condensed consolidated balance sheets.

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent related amendments (“ASC 326”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss (“CECL”) model. The CECL model establishes a single allowance framework for financial assets carried at amortized cost which reflects an estimate of credit losses over the remaining expected life of financial assets. The adoption of the ASU 2016-13 requires a cumulative-effect adjustment to Partners’ Capital upon adoption. Additionally, ASU 2016-13 requires enhanced disclosures, included additional disclosures regarding credit quality. The allowance for credit losses is presented as a valuation reserve to the corresponding assets on the Partnership’s condensed consolidated balance sheets. Expected credit losses related to non-cancelable unfunded commitments and financial guaranties are accounted for as separate liabilities and are included in “Accounts payable, accrued expenses and other liabilities” on the Partnership’s condensed consolidated balance sheets. Upon adoption on January 1, 2023, the Partnership recorded a cumulative effect of accounting change of approximately $5.9 million as a direct reduction to Partners’ Capital. Subsequent changes to the allowance for credit losses are recognized through “Provision for credit losses” on the Partnership’s condensed consolidated statements of operations.

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership estimates allowances for credit losses for its GILs, taxable GILs, property loans and related non-cancelable funding commitments using a Weighted Average Remaining Maturity (“WARM”) method loss-rate model, combined with qualitative factors that are sensitive to changes in forecasted economic conditions. The Partnership applies qualitative factors related to risk factors and changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Partnership’s best estimate of current expected credit losses. The WARM method pools assets sharing similar characteristics and utilizes a historical annual charge-off rate which is applied to the outstanding asset balances over the remaining weighted average life of the pool, adjusted for certain qualitative factors to estimate expected credit losses. The Partnership has minimal history with GILs, taxable GILs, and property loans to date and has had minimal historical credit losses to date. As such, the Partnership uses historical annual charge-off data for similar assets from publicly available loan data through the Federal Financial Institution Examination Council (“FFEIC”). The Partnership adjusts for current conditions and the impact of qualitative forecasts that are reasonable and supportable. The Partnership assesses qualitative adjustments related to, but not limited to, credit quality changes in the asset portfolio, general economic conditions, changes in the affordable multifamily real estate markets, changes in lending policies and underwriting, and underlying collateral values.

The Partnership will elect to separately evaluate an asset if it no longer shares the same risk characteristics as the respective pool or the specific investment attributes do not lend to analysis with a model-based approach. For collateral-dependent assets when foreclosure is probable, the Partnership will apply a practical expedient to estimate current expected credit losses as the difference between the fair value of collateral and the amortized cost of the asset.

Charge-offs to the allowance for credit losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale, when a modification or restructuring takes place in which the Partnership grants a concession to a borrower or agrees to a discount in full or partial satisfaction of the asset, when the Partnership takes ownership and control of the underlying collateral in full satisfaction of the asset, or when significant collection efforts have ceased and it is highly likely that a loss has been realized.

The Partnership has elected to not measure an allowance for credit losses on accrued interest receivables related to its GILs, taxable GILs and property loans because uncollectable accrued interest receivable is written off in a timely manner pursuant to policies for placing assets on non-accrual status.

Available-for-Sale Debt Securities

The Partnership periodically determines if allowances of credit losses are needed for its MRBs and taxable MRBs under the applicable guidance for available-for-sale debt securities. The Partnership evaluates whether unrealized losses are considered impairments based on various factors including, but not necessarily limited to, the following:

•
The severity of the decline in fair value;
•
The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers;
•
Adverse conditions specifically related to the security, its collateral, or both;
•
The likelihood of the borrower being able to make scheduled interest and principal payments; and

•
Failure of the borrower to make scheduled interest or principal payments.

While the Partnership evaluates all available information, it focuses specifically on whether the estimated fair value of the security is below amortized cost. If the estimated fair value of an MRB is below amortized cost, and the Partnership has the intent to sell or may be required to sell the MRB prior to the time that its value recovers or until maturity, the Partnership will record an impairment through earnings equal to the difference between the MRB’s carrying value and its fair value. If the Partnership does not expect to sell an other-than-temporarily impaired MRB, only the portion of the impairment related to credit losses is recognized through earnings as a provision for credit loss, with the remainder recognized as a component of other comprehensive income. In determining the provision for credit loss, the Partnership compares the present value of cash flows expected to be collected to the amortized cost basis of the MRB and records any provision for credit losses as an adjustment to the allowance for credit losses. The Partnership has elected to not measure an allowance for credit losses on accrued interest receivables related to its MRBs and taxable MRBs because uncollectable accrued interest receivable is written off in a timely manner pursuant to policies for placing assets on non-accrual status.

The recognition of an impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership's condensed consolidated financial statements. If the Partnership experiences deterioration in the values of its MRB portfolio, the Partnership may incur impairments or provisions for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. The Partnership periodically reviews any previously impaired MRBs for indications of a recovery of value. If a recovery of value is identified, the Partnership will report the recovery of prior credit losses through its allowance for credit losses as a provision for credit losses (recoveries). For MRB impairment recoveries identified prior to the adoption of the CECL model, the Partnership will accrete the recovery of prior credit losses into investment income over the remaining term of the MRB.

Estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such SEC rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. The most significant estimates and assumptions include those used in determining: (i) the fair value of MRBs and taxable MRBs; (ii) investment impairments; (iii) impairment of real estate assets; and (iv) allowances for credit losses.

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022. These condensed consolidated financial statements and notes have been prepared consistently with the 2022 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2023, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

The Federal Reserve announced seven increases in short-term interest rates totaling 425 basis points during 2022 and additional increases totaling 50 basis points in February and March 2023. The Federal Reserve has signaled further future short-term interest rate increases may be needed to combat inflation in the broader economy. In addition, geopolitical conflicts continue to impact the general global economic environment. These factors have caused volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly those with fixed interest rates. In addition, increases in short-term interest rates will generally result in increases in the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, which enhances the methodology of measuring expected credit losses for financial assets to include the use of reasonable and supportable forward-looking information to better estimate credit losses. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. ASU 2016-13 also includes changes to the impairment model for available-for-sale debt securities such as the Partnership’s MRBs and taxable MRBs. ASU 2016-13 became effective for the Partnership on January 1, 2023 and was adopted through a cumulative-effect adjustment to Partners’ Capital as of that date. See the Allowance for Credit Losses accounting policy above and Note 13 for further details.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three months ended March 31, 2023 and 2022.

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

As the primary beneficiary, the Partnership reports the TOB, Term TOB and TEBS financings on a consolidated basis. The Partnership reports the senior securities related to the TOB, term TOB, and TEBS financings as secured debt financings on the Partnership's condensed consolidated balance sheets (Note 16). The investment assets securing the TOB, Term TOB and TEBS financings are reported as assets on the Partnership's condensed consolidated balance sheets (Notes 6, 7, 8 and 12).

The Partnership has determined its investment in Vantage at San Marcos is a VIE and the Partnership is the primary beneficiary. The Partnership may currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. If the Partnership were to redeem its investment, the underlying assets of the property would likely need to be sold. If the underlying assets were sold, the extent to which the VIE will be exposed to gains or losses would result from decisions made by the Partnership. The Partnership’s option to redeem its investment in Vantage at San Marcos became effective beginning in the fourth quarter of 2021. As the primary beneficiary, the Partnership reports the assets and liabilities of Vantage at San Marcos on a consolidated basis, which consist of a real estate asset investment (Note 10), mortgage payable (Note 17), and current liabilities associated with the construction costs of a market-rate multifamily property (Note 14). If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

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

The Partnership held variable interests in 31 and 35 non-consolidated VIEs as of March 31, 2023 and December 31, 2022, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of March 31, 2023 and December 31, 2022:

	Maximum Exposure to Loss of Non-consolidated VIEs
	March 31, 2023	December 31, 2022
Mortgage revenue bonds	$77,127,750	$71,629,581
Taxable mortgage revenue bonds	4,038,780	3,044,829
Governmental issuer loans	244,527,738	300,230,435
Taxable governmental issuer loans	11,000,000	8,000,000
Property loans	128,173,126	169,002,497
Investments in unconsolidated entities	111,135,056	115,790,841
	$576,002,450	$667,698,183

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with MRBs and taxable MRBs as of March 31, 2023 is equal to the Partnership’s cost adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $102.5 million and $25.9 million, respectively, as of March 31, 2023 (Note 19).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of March 31, 2023 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $87.5 million, $56.2 million, $49.1 million, and $32.9 million, respectively, as of March 31, 2023 (Note 19).

6. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental properties and a commercial property. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 16). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,849,947	$1,087,127	$-	$10,937,074
Glenview Apartments - Series A (3)	CA	4,357,607	371,120	-	4,728,727
Harmony Court Bakersfield - Series A (4)	CA	3,591,428	347,292	-	3,938,720
Harmony Terrace - Series A (4)	CA	6,649,226	761,012	-	7,410,238
Harden Ranch - Series A (2)	CA	6,426,485	620,378	-	7,046,863
Las Palmas II - Series A (4)	CA	1,629,277	173,217	-	1,802,494
Lutheran Gardens (7), (8)	CA	10,352,000	-	(30,868)	10,321,132
Montclair Apartments - Series A (3)	CA	2,360,759	221,592	-	2,582,351
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,491,273	1,002,626	-	8,493,899
Montevista - Series A (6)	CA	6,644,416	1,106,804	-	7,751,220
Ocotillo Springs - Series A (6), (9)	CA	11,090,000	-	(142,720)	10,947,280
Residency at Empire - Series BB-1 (6)	CA	14,118,500	1,389,537	-	15,508,037
Residency at Empire - Series BB-2 (6)	CA	4,000,000	430,868	-	4,430,868
Residency at the Entrepreneur - Series J-1 (6)	CA	9,088,272	174,524	-	9,262,796
Residency at the Entrepreneur - Series J-2 (6)	CA	7,500,000	218,996	-	7,718,996
Residency at the Entrepreneur - Series J-3 (6)	CA	4,900,000	696,071	-	5,596,071
Residency at the Mayer - Series A (6)	CA	29,565,978	-	-	29,565,978
San Vicente - Series A (4)	CA	3,359,484	323,116	-	3,682,600
Santa Fe Apartments - Series A (3)	CA	2,859,971	243,572	-	3,103,543
Seasons at Simi Valley - Series A (4)	CA	4,124,186	579,812	-	4,703,998
Seasons Lakewood - Series A (4)	CA	7,082,871	810,644	-	7,893,515
Seasons San Juan Capistrano - Series A (4)	CA	11,925,242	1,282,002	-	13,207,244
Summerhill - Series A (4)	CA	6,184,380	271,726	-	6,456,106
Sycamore Walk - Series A (4)	CA	3,417,200	242,738	-	3,659,938
The Village at Madera - Series A (4)	CA	2,970,390	307,465	-	3,277,855
Tyler Park Townhomes - Series A (2)	CA	5,595,802	261,392	-	5,857,194
Vineyard Gardens - Series A (6)	CA	3,899,988	607,120	-	4,507,108
Westside Village Market - Series A (2)	CA	3,656,848	318,591	-	3,975,439
Brookstone (1)	IL	7,272,720	1,260,408	-	8,533,128
Copper Gate Apartments (2)	IN	4,840,000	96,546	-	4,936,546
Renaissance - Series A (3)	LA	10,547,250	1,087,763	-	11,635,013
Live 929 Apartments - Series 2022A (6)	MD	58,163,081	2,955,764	-	61,118,845
Jackson Manor Apartments (6)	MS	6,900,000	-	-	6,900,000
Silver Moon - Series A (3)	NM	7,538,527	1,047,812	-	8,586,339
Village at Avalon (5)	NM	15,909,691	2,173,819	-	18,083,510
Columbia Gardens (4)	SC	12,495,686	1,034,559	-	13,530,245
Companion at Thornhill Apartments (4)	SC	10,750,304	786,529	-	11,536,833
The Ivy Apartments (6)	SC	30,574,501	2,497,005	-	33,071,506
The Palms at Premier Park Apartments (2)	SC	18,072,451	781,887	-	18,854,338
The Park at Sondrio - Series 2022A (6)	SC	38,100,000	3,419,850	-	41,519,850
The Park at Vietti - Series 2022A (6)	SC	26,985,000	2,585,218	-	29,570,218
Village at River's Edge (4)	SC	9,629,238	619,396	-	10,248,634
Willow Run (4)	SC	12,322,456	1,019,204	-	13,341,660
Windsor Shores Apartments - Series A (6)	SC	21,545,000	1,947,217	-	23,492,217
Arbors at Hickory Ridge (2)	TN	10,549,160	2,100,532	-	12,649,692
Avistar at Copperfield - Series A (6)	TX	13,494,899	1,183,942	-	14,678,841
Avistar at the Crest - Series A (2)	TX	8,863,735	1,120,331	-	9,984,066
Avistar at the Oaks - Series A (2)	TX	7,171,072	846,035	-	8,017,107
Avistar at the Parkway - Series A (3)	TX	12,390,934	1,023,277	-	13,414,211
Avistar at Wilcrest - Series A (6)	TX	5,114,293	326,464	-	5,440,757
Avistar at Wood Hollow - Series A (6)	TX	38,832,712	3,198,610	-	42,031,322
Avistar in 09 - Series A (2)	TX	6,191,941	730,518	-	6,922,459
Avistar on the Boulevard - Series A (2)	TX	15,100,333	1,542,244	-	16,642,577
Avistar on the Hills - Series A (2)	TX	4,909,476	610,623	-	5,520,099
Bruton Apartments (4)	TX	17,342,117	-	-	17,342,117
Concord at Gulfgate - Series A (4)	TX	18,352,583	2,049,948	-	20,402,531
Concord at Little York - Series A (4)	TX	12,856,852	1,476,614	-	14,333,466
Concord at Williamcrest - Series A (4)	TX	19,916,642	2,287,433	-	22,204,075
Crossing at 1415 - Series A (4)	TX	7,149,233	717,470	-	7,866,703
Decatur Angle (4)	TX	21,812,768	-	-	21,812,768
Esperanza at Palo Alto (4)	TX	18,875,771	2,614,493	-	21,490,264
Heights at 515 - Series A (4)	TX	6,545,246	714,161	-	7,259,407
Heritage Square - Series A (3)	TX	10,291,273	762,083	-	11,053,356
Oaks at Georgetown - Series A (4)	TX	11,881,878	991,761	-	12,873,639
Runnymede (1)	TX	9,535,000	-	-	9,535,000
Southpark (1)	TX	11,274,797	1,271,619	-	12,546,416
15 West Apartments (4)	WA	9,434,170	1,751,049	-	11,185,219
Mortgage revenue bonds held in trust		$784,224,320	$64,481,526	$(173,588)	$848,532,258
(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 16. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 16. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 16. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 16.
(6)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16.
(7)
MRB held by Barclays Capital Inc. in a debt financing transaction, Note 16.
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of March 31, 2023, the MRB has been in an unrealized loss position for less than 12 months.
(9)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of March 31, 2023, the MRB has been in an unrealized loss position for more than 12 months.

	March 31, 2023
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
CCBA Senior Garden Apartments	CA	$3,783,991	$173,162	$-	$3,957,153
Residency at Empire - Series BB-3	CA	55,000	815,481	-	870,481
Residency at the Entrepreneur - Series J-5	CA	1,000,000	-	-	1,000,000
Solano Vista - Series A	CA	2,626,469	417,917	-	3,044,386
Meadow Valley (1)	MI	7,835,000	-	(1,227,422)	6,607,578
Provision Center 2014-1	TN	930,270	-	-	930,270
Avistar at the Crest - Series B	TX	723,197	64,509	-	787,706
Avistar at the Oaks - Series B	TX	529,739	42,391	-	572,130
Avistar at the Parkway - Series B	TX	123,063	23,296	-	146,359
Avistar in 09 - Series B	TX	436,987	34,969	-	471,956
Avistar on the Boulevard - Series B	TX	429,726	33,619	-	463,345
Mortgage revenue bonds held by the Partnership		$18,473,442	$1,605,344	$(1,227,422)	$18,851,364
(1)
The Partnership has a remaining MRB funding commitment of $36.3 million as of March 31, 2023. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining $36.3 million funding commitment outstanding as of March 31, 2023 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of March 31, 2023, the MRB has been in an unrealized loss position for more than 12 months.

	December 31, 2022
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,874,603	$888,242	$-	$10,762,845
Glenview Apartments - Series A (3)	CA	4,372,370	309,570	-	4,681,940
Harmony Court Bakersfield - Series A (4)	CA	3,600,418	274,456	-	3,874,874
Harmony Terrace - Series A (4)	CA	6,665,787	625,752	-	7,291,539
Harden Ranch - Series A (2)	CA	6,449,455	581,466	-	7,030,921
Las Palmas II - Series A (4)	CA	1,633,397	140,681	-	1,774,078
Lutheran Gardens (7)	CA	10,352,000	127,107	-	10,479,107
Montclair Apartments - Series A (3)	CA	2,368,757	199,617	-	2,568,374
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,507,111	834,292	-	8,341,403
Montevista - Series A (6)	CA	6,656,219	902,690	-	7,558,909
Ocotillo Springs - Series A (6), (8)	CA	11,090,000	-	(331,311)	10,758,689
Residency at the Entrepreneur - Series J-1 (6)	CA	9,088,496	122,815	-	9,211,311
Residency at the Entrepreneur - Series J-2 (6)	CA	7,500,000	176,092	-	7,676,092
Residency at the Entrepreneur - Series J-3 (6)	CA	3,900,000	726,834	-	4,626,834
Residency at the Mayer - Series A (6)	CA	26,067,585	-	-	26,067,585
San Vicente - Series A (4)	CA	3,367,978	255,787	-	3,623,765
Santa Fe Apartments - Series A (3)	CA	2,869,660	216,000	-	3,085,660
Seasons at Simi Valley - Series A (4)	CA	4,137,438	522,910	-	4,660,348
Seasons Lakewood - Series A (4)	CA	7,100,512	666,562	-	7,767,074
Seasons San Juan Capistrano - Series A (4)	CA	11,954,944	1,038,904	-	12,993,848
Summerhill - Series A (4)	CA	6,199,861	265,296	-	6,465,157
Sycamore Walk - Series A (4)	CA	3,428,986	124,598	-	3,553,584
The Village at Madera - Series A (4)	CA	2,977,825	247,354	-	3,225,179
Tyler Park Townhomes - Series A (2)	CA	5,616,043	264,300	-	5,880,343
Vineyard Gardens - Series A (6)	CA	3,908,104	514,719	-	4,422,823
Westside Village Market - Series A (2)	CA	3,670,075	267,369	-	3,937,444
Brookstone (1)	IL	7,286,052	1,286,871	-	8,572,923
Copper Gate Apartments (2)	IN	4,840,000	117,014	-	4,957,014
Renaissance - Series A (3)	LA	10,585,375	645,412	-	11,230,787
Live 929 Apartments - Series 2022A (6)	MD	58,107,262	2,217,857	-	60,325,119
Jackson Manor Apartments (6)	MS	6,900,000	-	-	6,900,000
Greens Property - Series A (2)	NC	7,599,000	597	-	7,599,597
Silver Moon - Series A (3)	NM	7,557,312	863,401	-	8,420,713
Village at Avalon (5)	NM	15,942,560	1,727,010	-	17,669,570
Columbia Gardens (4)	SC	12,542,207	968,469	-	13,510,676
Companion at Thornhill Apartments (4)	SC	10,786,181	709,979	-	11,496,160
The Palms at Premier Park Apartments (2)	SC	18,137,042	808,555	-	18,945,597
The Park at Sondrio - Series 2022A (6)	SC	38,100,000	-	-	38,100,000
The Park at Vietti - Series 2022A (6)	SC	26,985,000	-	-	26,985,000
Village at River's Edge (4)	SC	9,649,659	590,962	-	10,240,621
Willow Run (4)	SC	12,368,964	953,988	-	13,322,952
Arbors at Hickory Ridge (2)	TN	10,591,726	2,005,029	-	12,596,755
Avistar at Copperfield - Series A (6)	TX	13,532,636	919,463	-	14,452,099
Avistar at the Crest - Series A (2)	TX	8,896,378	975,504	-	9,871,882
Avistar at the Oaks - Series A (2)	TX	7,196,674	717,701	-	7,914,375
Avistar at the Parkway - Series A (3)	TX	12,429,842	950,930	-	13,380,772
Avistar at Wilcrest - Series A (6)	TX	5,128,595	170,370	-	5,298,965
Avistar at Wood Hollow - Series A (6)	TX	38,941,304	2,645,832	-	41,587,136
Avistar in 09 - Series A (2)	TX	6,214,048	619,707	-	6,833,755
Avistar on the Boulevard - Series A (2)	TX	15,155,942	1,290,551	-	16,446,493
Avistar on the Hills - Series A (2)	TX	4,927,003	523,079	-	5,450,082
Bruton Apartments (4)	TX	17,381,296	281,271	-	17,662,567
Concord at Gulfgate - Series A (4)	TX	18,404,942	1,842,303	-	20,247,245
Concord at Little York - Series A (4)	TX	12,893,533	1,249,523	-	14,143,056
Concord at Williamcrest - Series A (4)	TX	19,973,464	1,935,645	-	21,909,109
Crossing at 1415 - Series A (4)	TX	7,170,756	605,369	-	7,776,125
Decatur Angle (4)	TX	21,866,672	77,837	-	21,944,509
Esperanza at Palo Alto (4)	TX	18,916,082	2,209,462	-	21,125,544
Heights at 515 - Series A (4)	TX	6,564,951	573,569	-	7,138,520
Heritage Square - Series A (3)	TX	10,325,196	671,790	-	10,996,986
Oaks at Georgetown - Series A (4)	TX	11,911,472	746,300	-	12,657,772
Runnymede (1)	TX	9,535,000	45,577	-	9,580,577
Southpark (1)	TX	11,257,062	1,352,726	-	12,609,788
15 West Apartments (4)	WA	9,454,318	1,534,060	-	10,988,378
Mortgage revenue bonds held in trust		$718,413,130	$45,127,126	$(331,311)	$763,208,945

(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 16. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 16. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 16. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 16.
(6)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16.
(7)
MRB held by Barclays Capital Inc. in a debt financing transaction, Note 16.
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss.

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
(1)
The Partnership has a remaining MRB funding commitment of $39.3 million as of December 31, 2022. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining $39.3 million funding commitment outstanding as of December 31, 2022 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss.
The Partnership has accrued interest receivable related to its MRBs of $5.1 million and $4.3 million as of March 31, 2023 and December 31, 2022, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of March 31, 2023. See Note 19 for additional information regarding the Partnership’s MRB funding commitments.

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

On January 1, 2023, the Partnership adopted ASU 2016-13 which made certain changes to the determination of allowances for MRBs. See Note 13 for information regarding the Partnership’s allowance for credit losses.

MRB Activity in the First Three Months of 2023

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the three months ended March 31, 2023:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Initial Principal Funding
Windsor Shores Apartments - Series A	January	Columbia, SC	176	2/1/2030	6.50%		$21,545,000
The Ivy Apartments	January	Greenville, SC	212	2/1/2030	6.50%		30,500,000
Residency at the Entrepreneur J-5 - MRB (1)	February	Los Angeles, CA	200	4/1/2025	SOFR + 3.60%	(2)	1,000,000
							$53,045,000
(1)
The Partnership has committed to provide funding for the Series J-5 MRB totaling $5.0 million. See Note 19.
(2)
The interest rate is subject to an all-in floor of 3.87%.

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the three months ended March 31, 2023:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Greens Property - Series A	February 2023	Durham, NC	168	10/1/2047	6.50%	$7,579,000
Greens Property - Series B	February 2023	Durham, NC	168	10/1/2047	12.00%	914,040
						$8,493,040

MRB Activity in the First Three Months of 2022

Restructurings:

In January 2022, the Live 929 Apartments property completed a restructuring of the Partnership’s MRBs and property loan. The Partnership’s Live 929 Apartments – 2014 Series A and Live 929 Apartments – 2014 Series B MRBs were redeemed at par plus accrued interest. The following tables summarizes the terms of the MRBs upon redemption:

Property Name	Month Restructured	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Restructuring
Live 929 Apartments - 2014 Series A	January	Baltimore, MD	575	7/1/2049	5.78%	$39,445,000
Live 929 Apartments - 2014 Series B	January	Baltimore, MD	575	7/1/2039	1.60%	21,610,000
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

Acquisitions:

There were no MRBs acquired during the three months ended March 31, 2022.
7. Governmental Issuer Loans

The Partnership invests in GILs that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any state government pledged to the payment of principal or interest on the GILs. Each GIL is secured by a mortgage on all real and personal property of the affordable multifamily property. The GILs share first mortgage lien positions with property loans and/or taxable GILs owned by the Partnership (Notes 8 and 12). Sources of the funds to pay principal and interest on a GIL consist of the net cash flow or the sale or refinancing proceeds from the secured property and limited-to-full payment guaranties provided by affiliates of the borrower. The Partnership has committed to provide total funding for certain GILs on a draw-down basis during construction.

All GILs were held in trust in connection with TOB trust financings as of March 31, 2023 and December 31, 2022 (Note 16). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of March 31, 2023 and December 31, 2022:

						As of March 31, 2023
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (3)	June 2020	Midland, TX	300	7/1/2023	SIFMA + 3.10%	7.07%	$40,000,000
Oasis at Twin Lakes (3)	July 2020	Roseville, MN	228	8/1/2023	SIFMA + 2.25%	6.22%	34,000,000
Centennial Crossings (3)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	6.72%	33,080,000
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	7.90%	34,620,000
Hilltop at Signal Hills (3)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	7.90%	24,450,000
Hope on Avalon	January 2021	Los Angeles, CA	88	8/1/2023	SIFMA + 3.75%	7.72%	23,390,000
Hope on Broadway	January 2021	Los Angeles, CA	49	8/1/2023	SIFMA + 3.75%	7.72%	13,105,623
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	7.62%	47,624,815
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	7.85%	25,000,000
Magnolia Heights (3)	June 2022	Covington, GA	200	7/1/2024	SOFR + 3.85%	8.40%	20,400,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	8,846,000
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	4,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	8,550,000
			2,419				$317,607,738
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

The Partnership has accrued interest receivable related to its GILs of $6.4 million and $3.8 million as of March 31, 2023 and December 31, 2022, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs with total outstanding principal of $238.8 million and for property loans with total outstanding principal of $109.8 million (Note 8) as of March 31, 2023. The guaranties relate to the Partnership’s investments in Scharbauer Flats Apartments, Oasis at Twin Lakes, Centennial Crossings, Legacy Commons at Signal Hills, Hilltop at Signal Hills, Osprey Village, and Willow Place Apartments.

The Partnership has remaining commitments to provide additional funding of certain GILs during construction and/or rehabilitation of the secured properties as of March 31, 2023. See Note 19 for further information regarding the Partnership’s remaining GIL funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. The Partnership’s allowance for credit losses associated with its GILs was approximately $2.1 million as of March 31, 2023. See Note 13 for information regarding the Partnership’s allowance for credit losses.

8. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific loan loss allowances, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Centennial Crossings	$17,557,656	$-	$17,557,656	9/1/2023	LIBOR + 2.50%
Hilltop at Signal Hills	20,458,137	-	20,458,137	8/1/2023	SOFR + 3.07%
Legacy Commons at Signal Hills	30,716,905	-	30,716,905	2/1/2024	SOFR + 3.07%
Magnolia Heights	10,300,000	-	10,300,000	7/1/2024	SOFR + 3.85%
Oasis at Twin Lakes	24,018,657	-	24,018,657	8/1/2023	LIBOR + 2.50%
Osprey Village	1,000,000	-	1,000,000	8/1/2024	SOFR + 3.07%
Scharbauer Flats Apartments	13,386,764	-	13,386,764	7/1/2023	LIBOR + 2.85%
Willow Place Apartments	2,679,427	-	2,679,427	10/1/2024	SOFR + 3.30%
Subtotal	120,117,546	-	120,117,546

Mezzanine Financing (2)
SoLa Impact Opportunity Zone Fund	$39,000,000	$-	$39,000,000	12/30/2024	7.875%
Subtotal	39,000,000	-	39,000,000

Other
The 50/50 MF Property	$5,165,315	$-	$5,165,315	3/11/2048	9.00%
Avistar (February 2013 portfolio)	201,972	-	201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	6,113,909	(495,000)	5,618,909

Total	$165,231,455	$(495,000)	$164,736,455

(1)
The property loans are held in trust in connection with TOB trust financings (Note 16). The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrowers have guaranteed limited-to-full payment of principal and accrued interest on the property loans. The borrowers may elect to extend the maturity dates for periods ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee. The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.
(2)
The property loan is held in trust in connection with a TOB trust financing (Note 16).

	December 31, 2022
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Centennial Crossings	$24,250,000	$-	$24,250,000	9/1/2023	LIBOR + 2.50%
Hilltop at Signal Hills	19,718,334	-	19,718,334	8/1/2023	SOFR + 3.07%
Legacy Commons at Signal Hills	29,666,905	-	29,666,905	2/1/2024	SOFR + 3.07%
Magnolia Heights	6,188,601	-	6,188,601	7/1/2024	SOFR + 3.85%
Oasis at Twin Lakes	24,018,657	-	24,018,657	8/1/2023	LIBOR + 2.50%
Osprey Village	1,000,000	-	1,000,000	8/1/2024	SOFR + 3.07%
Scharbauer Flats Apartments	24,160,000	-	24,160,000	7/1/2023	LIBOR + 2.85%
Willow Place Apartments	1,000,000	-	1,000,000	10/1/2024	SOFR + 3.30%
Subtotal	130,002,497	-	130,002,497

Mezzanine Financing
SoLa Impact Opportunity Zone Fund	$39,000,000	$-	$39,000,000	12/30/2024	7.875%
Subtotal	39,000,000	-	39,000,000

Other
The 50/50 MF Property	$4,803,620	$-	$4,803,620	3/11/2048	9.00%
Avistar (February 2013 portfolio)	201,972	-	201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Greens Property	850,000	-	850,000	9/1/2046	10.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	6,602,214	(495,000)	6,107,214

Total	$175,604,711	$(495,000)	$175,109,711

(1)
The property loans are held in trust in connection with TOB trust financings (Note 16). The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrowers have guaranteed limited-to-full payment of principal and accrued interest on the property loans. The borrowers may elect to extend the maturity dates for periods ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee. The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.

The Partnership has accrued interest receivable related to its property loans of $2.6 million and $3.2 million as of March 31, 2023 and December 31, 2022, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured properties as of March 31, 2023. See Note 19 for further information regarding the Partnership’s remaining property loan funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. The Partnership allowances for credit losses associated with its property loans was approximately $2.5 million as of March 31, 2023. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Three Months of 2023

In February 2023, the Greens Property loan was repaid in full. The partnership received proceeds of approximately $2.4 million representing outstanding principal and accrued interest upon redemption.

In February 2023, the Partnership received a principal paydown of approximately $10.8 million on the Scharbauer Flats property loan.

In March 2023, the Partnership received a principal paydown of approximately $6.7 million on the Centennial Crossings property loan.

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

In March 2022, the Ohio Properties property loans were repaid in full. The Partnership received approximately $2.4 million of principal and approximately $4.3 million of accrued interest upon redemption, of which $1.7 million was recognized as other interest income.

9. Investments in Unconsolidated Entities

The Partnership has non-controlling investments in unconsolidated entities. The Partnership applies the equity method of accounting by initially recording these investments at cost, subsequently adjusted for accrued preferred returns, the Partnership’s share of earnings (losses) of the unconsolidated entities, cash contributions, and distributions. The carrying value of the equity investments represents the Partnership’s maximum exposure to loss. The Partnership is entitled to a preferred return on invested capital in each unconsolidated entity. The Partnership’s preferred return is reported as “Investment income” on the Partnership’s condensed consolidated statements of operations.

An affiliate of the Vantage unconsolidated entities guarantees a preferred return on the Partnership’s Vantage investments through a date approximately five years after commencement of construction.

The following table provides the details of the investments in unconsolidated entities as of March 31, 2023 and December 31, 2022:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of March 31, 2023	Carrying Value as of December 31, 2022
Current Investments
Vantage at Conroe	Conroe, TX	288		April 2019	January 2021	10,424,625	10,424,625
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	13,235,090	13,051,936
Vantage at Hutto	Hutto, TX	288		December 2021	N/A	12,907,679	12,590,292
Vantage at Loveland	Loveland, CO	288		April 2021	N/A	18,474,179	18,109,568
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	14,311,487	14,029,032
Vantage at Fair Oaks	Boerne, TX	288		September 2021	N/A	12,241,907	12,000,297
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	N/A	12,500,461	12,253,749
Freestone Greeley	Greeley, CO	296		N/A	N/A	4,867,201	4,775,708
Freestone Cresta Bella	San Antonio, TX	296		February 2023	N/A	7,905,183	6,263,083
Valage Senior Living Carson Valley	Minden, NV	88	(1)	February 2023	N/A	4,267,244	-
Subtotal						111,135,056	103,498,290

Previously Sold Investments
Vantage at Stone Creek	Omaha, NE	294		March 2018	April 2020	$-	$5,465,967
Vantage at Coventry	Omaha, NE	294		September 2018	February 2021	-	6,826,584
Subtotal						-	12,292,551

						$111,135,056	$115,790,841
(1)
Valage Senior Living Carson Valley is a seniors housing property with 88 units and 102 beds.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of March 31, 2023. See Note 19 for further information regarding the Partnership’s remaining equity funding commitments.

Activity in the First Three Months of 2023

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the three months ended March 31, 2023:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain (loss) on Sale
Vantage at Stone Creek	Omaha, NE	294	January 2023	$14,689,244	$108,295	9,114,980
Vantage at Coventry	Omaha, NE	294	January 2023	13,220,218	135,501	6,258,133
Vantage at Murfreesboro	Murfreesboro, TN	288	(1)	(6,185)	-	(6,184)
				$27,903,277	$243,796	$15,366,929
(1)
In February 2023, the Partnership paid additional cash of approximately $6,200 associated with final settlements of the Vantage at Murfreesboro sale in March 2022. The Partnership recognized the full amount in "Gain on sale of investment in an unconsolidated entity" on the Partnership’s condensed consolidated statements of operations.

New Equity Commitments:

In February 2023, the Partnership executed a $8.2 million equity commitment to fund the construction of Valage Senior Living Carson Valley.

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
(1)
In March 2022, the Partnership received cash of approximately $75,000 associated with final settlements of the Vantage at Bulverde sale in August 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s condensed consolidated statements of operations.
(2)
In March 2022, the Partnership received cash of approximately $4,000 associated with final settlements of the Vantage at Germantown sale in March 2021. The Partnership recognized the full amount as "Gain on sale of investment in an unconsolidated entity" on the Partnership’s condensed consolidated statements of operations

Summarized Unconsolidated Entity Level Financial Data

The following table provides combined summary financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Property Revenues	$3,749,443	$6,681,291
Gain on sale of property	$38,104,333	$38,171,003
Net income	$37,742,938	$38,730,562

10. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of March 31, 2023 and December 31, 2022:

Real Estate Assets as of March 31, 2023
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,244	$39,752,127	$42,951,371
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	1,003,857	3,664,472
Land held for development		(2)	1,109,482	-	1,109,482
					$47,725,325
Less accumulated depreciation					(12,052,543)
Real estate assets, net					$35,672,782
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 5 for further information.
(2)
Land held for development consists of land and development costs for a parcel of land in Richland County, SC.

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

In January 2023, the Partnership sold the land held for development in Omaha, NE and received proceeds of $442,000 which is approximately the Partnership's carrying value.

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The Partnership received an unsecured property loan upon sale (Note 8) payable from future net cash flows of the property. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The remainder of the purchase price was funded by the issuance of a seller financing property loan to the Partnership in the amount of $4.8 million (Note 8). As a result of the sale, the Partnership deconsolidated The 50/50 MF Property assets and liabilities in its consolidated financial statements. The Partnership incurred costs of approximately $404,000 related to the sale which reduced the Partnership's gain on sale. The Partnership has deferred its entire gain on sale of approximately $6.6 million which is reported within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets. The Partnership will recognize the deferred gain upon collection of principal of the unsecured property loan (Note 14).

Net loss, exclusive of the gains on sale, related to The 50/50 MF Property for the three months ended March 31, 2023, and 2022 is as follows:

	For the Three Months Ended March 31,
	2023	2022
Net loss	$-	$222,439

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans. The following table summarizes income tax expense (benefit) for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Current income tax expense	$8,340	$7,644
Deferred income tax expense (benefit)	(982)	7,266
Total income tax expense	$7,358	$14,910

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of March 31, 2023 and December 31, 2022.

12. Other Assets

The following table summarizes the Partnership's other assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deferred financing costs, net	$805,813	$964,266
Derivative instruments at fair value (Note 18)	5,284,329	7,530,438
Taxable mortgage revenue bonds, at fair value	18,146,540	16,531,896
Taxable governmental issuer loans:
Taxable governmental issuer loans	11,000,000	8,000,000
Allowance for credit losses (Note 13)	(89,000)	-
Taxable governmental issuer loans, net	10,911,000	8,000,000
Bond purchase commitments, at fair value (Note 19)	211,476	98,929
Other assets	1,877,240	2,649,138
Total other assets	$37,236,398	$35,774,667

The Partnership has remaining commitments to provide additional funding of the taxable GILs and taxable MRBs during construction and/or rehabilitation of the secured properties as of March 31, 2023. See Note 19 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs.

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

As of March 31, 2023, two taxable MRBs and four taxable GILs with a reported value totaling $20.0 million were held in trust in connection with TOB trust financings (Note 16).

Activity in the First Three Months of 2023

The following table includes details of the taxable MRB acquired during the three months ended March 31, 2023:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Funding
Taxable MRBs
Windsor Shores Apartments - Series B	January 2023	Columbia, SC	176	2/1/2030	6.50%	$805,000

Activity in the First Three Months of 2022

The following table includes details of the taxable MRB acquired during the three months ended March 31, 2022:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment
Taxable MRBs
Live 929 Apartments - Series 2022B	January 2022	1/1/2029	$3,625,000	$3,625,000

13. Allowance for Credit Losses

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 2 for further discussion of the Partnership’s Allowance for Credit Losses accounting policy.

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership considers key credit quality indicators when estimating expected credit losses for assets recorded at amortized cost. Such assets primarily finance the construction or rehabilitation of affordable multifamily properties. The GILs are primarily repaid through a conversion to permanent financing pursuant to a forward commitment from Freddie Mac dependent on completion of construction and various other conditions that each property must meet. The property loans related to GILs are primarily to be repaid from future equity contributions by investors and other forward financing commitments provided by various parties. If Freddie Mac is not required to purchase the GIL and payment of the property loans from available sources is not made, the GIL and associated property loan will have defaulted, and the Partnership has the right to foreclose on the underlying property, the associated low income housing tax credits, and enforce the guaranty provisions against affiliates of the individual property borrower. Accordingly, the Partnership’s key credit quality indicators include, but are not limited to, construction status of the property, financial strength of borrowers and guarantors, adequacy of capitalized interest reserves, lease up and occupancy of the property, the status of other conversion conditions, and operating results of the underlying property. The property loans secured by other multifamily properties are repaid through property operations or future sales proceeds.

As a result of the adoption of ASU 2016-13 effective date of January 1, 2023, there is a lack of comparability in both the allowance and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2023 are presented using the CECL methodology, while comparative period information continues to be reported in accordance with the incurred loss methodology in effect for prior years.

The following table summarizes the changes in the Partnership’s allowance for credit losses as of March 31, 2023:

	For the Three Months Ended March 31, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	-	-	$495,000	-	495,000
Cumulative-effect adjustment upon adoption	$2,145,000	$79,000	2,108,000	$1,617,000	$5,949,000
Current provision for expected credit losses	(65,000)	10,000	(153,000)	(337,000)	(545,000)
Balance, end of period	$2,080,000	$89,000	$2,450,000	$1,280,000	$5,899,000

At adoption, on January 1, 2023, the Partnership recorded an allowance for credit losses of approximately $5.9 million as a reduction to Partners’ Capital, or approximately 0.85% of the Partnerships carrying value of GILs, taxable GILs and property loans and total unfunded commitments. This amount does not include the Live 929 Apartments property loan that had a previous asset-specific allowance of $495,000.

The Partnership recorded a recovery of provision for credit losses of approximately $545,000 for the three months ended March 31, 2023, which caused a decrease in the allowance for credit losses by the same amount. The decrease for the three months ended March 31, 2023 is primarily due to a decrease in the weighted average life of the asset portfolio and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Risk Ratings

The Partnership evaluates all GILs, taxable GILs and property loans on a quarterly basis and assigns a risk rating based upon management’s assessment of the borrower’s ability to pay debt service and the likelihood of repayment through the GIL’s conversion to Freddie Mac financing and the property loan’s payment from future equity contribution commitments. The assessment is subjective and based on multiple factors, including but not limited to, construction status of the property, financial strength of borrowers and guarantors, adequacy of capitalized interest reserves, lease up and occupancy of the property, the status of other conversion conditions, and operating results of the underlying property. The credit risk analysis and rating assignment is performed quarterly in conjunction with the Partnership’s assessment of its allowance for credit losses. The Partnership uses the following definitions for its risk ratings:

•
Performing – The underlying property currently meets or exceeds management’s performance expectations and metrics. There are currently no material indicators that current debt service or repayment of the GILs and property loans is at risk.
•
Watch – The underlying property associated with the GILs and property loans currently has certain performance or other risk factors that require specific attention from management. The Partnership could experience loss if these factors are not resolved in a timely or satisfactory manner. The Partnership currently estimates that such factors will be adequately resolved and that current debt service and final repayment of the GILs and property loans is not at material risk.

•
Nonperforming – The underlying property associated with the GILs and property loans is not current on debt service payments and/or has material performance or other risk factors. The Partnership currently believes that full collection of debt service and final repayment is questionable and/or improbable.

The following table summarizes the Partnership’s carrying value by origination year, grouped by risk rating as of March 31, 2023:

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Governmental Issuer Loans
Performing	$-	$42,337,300	$168,190,438	$107,080,000	$-	$-	$317,607,738
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	42,337,300	168,190,438	107,080,000	-	-	317,607,738

Taxable Governmental Issuer Loans
Performing	$-	$3,000,000	$8,000,000	$-	$-	$-	$11,000,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	3,000,000	8,000,000	-	-	-	11,000,000

Property Loans
Performing	$-	$54,465,315	$54,854,469	$54,963,077	-	$453,594	$164,736,455
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$495,000	-	495,000
Subtotal	-	54,465,315	54,854,469	54,963,077	495,000	453,594	165,231,455

Unfunded Commitments
Performing	$-	$128,700,000	$60,376,955	$3,685,523	$-	$-	$192,762,478
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	128,700,000	60,376,955	3,685,523	-	-	192,762,478

Total	$-	$228,502,615	$291,421,862	$165,728,600	$495,000	$453,594	$686,601,671

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of March 31, 2023, except as noted below. The Partnership currently has two property loans on nonaccrual status.

During the three months ended March 31, 2023 and 2022, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of March 31, 2023 and December 31, 2022, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. See Note 10 for further information on the property sale. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer as described in Note 10. The property loan is in non-accrual status as of March 31, 2023 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property as previously described in Note 10. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $5.2 million and $4.8 million as of March 31, 2023 and December 31, 2022, respectively.

Available-for-Sale Debt Securities

The Partnership will record an impairment for MRBs and taxable MRBs through allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$9,978,891	$9,175,482
Other additions (1)	-	860,533
Recovery of prior credit loss (2)	(16,967)	(5,279)
Balance, end of period (3)	$9,961,924	$10,030,736
(1)
The other addition is related to a re-allocation of the loan loss allowance upon restructuring of the Live 929 Apartments MRBs and property loan.
(2)
The Partnership compared the present value of cash flows expected to be collected to the amortized cost basis of the Live 929 Apartments Series 2022A MRB, which indicated a recovery of value. As the recovery was identified prior to the effective date of the CECL standard, the Partnership will accrete the recovery of prior credit loss into investment income over the term of the MRB.
(3)
The allowance for credit losses as of March 31, 2023 and 2022 relate to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2022A MRB.

14. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership's accounts payable, accrued expenses and other liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts payable	$1,150,496	$1,244,918
Accrued expenses	3,381,482	4,888,438
Accrued interest expense	7,886,085	7,186,021
Derivative instruments at fair value (Note 18)	1,229,988	-
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 13)	1,280,000	-
Other liabilities	1,883,316	1,817,507
Total accounts payable, accrued expenses and other liabilities	$23,407,989	$21,733,506

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

15. Secured Lines of Credit

The following tables summarize the Partnership's secured lines of credit ("LOC" or "LOCs") as of March 31, 2023 and December 31, 2022:

Secured Lines of Credit	Outstanding as of March 31, 2023	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$6,500,000	$40,000,000	June 2023 (1)	Variable (2)	Monthly	7.95%
Bankers Trust Acquisition LOC	-	50,000,000	June 2024 (3)	Variable (4)	Monthly	7.16%
	$6,500,000	$90,000,000
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

The General LOC is secured by first priority security interests in the Partnership’s Vantage investments, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, in which the Partnership must maintain a balance of not less than $5.0 million. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of March 31, 2023. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5.0 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify BankUnited if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of March 31, 2023.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of March 31, 2023.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of March 31, 2023 and December 31, 2022:

		Outstanding Debt Financings as of March 31, 2023, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	$67,656,041	$4,999	2024	Variable	Yes	4.00%	1.30%	5.30%
M24 TEBS		7,477,070	4,000	2027	Fixed	Yes	N/A	N/A	3.05%
M33 TEBS		29,383,793	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS	(4)	211,391,291	5,000	2034	Fixed	Yes	N/A	N/A	3.82%
Subtotal/Weighed Average Period End Rate		315,908,195							4.06%

Secured Notes		$102,407,411	30,777,281	2025	Variable	No	N/A	N/A	14.00%	(5)

TOB Trust Securitizations
Mizuho Capital Markets:
Montevista - Series A		$5,644,032	(6)	2023	Variable	Yes	4.32%	1.27%	5.59%
Trust 2020-XF2908	(7)	27,786,395	(6)	2023	Variable	No	5.07%	0.90%	5.97%
Hope on Avalon GIL		18,702,562	(6)	2023	Variable	Yes	4.32%	1.44%	5.76%
Hope on Broadway GIL		9,675,605	(6)	2023	Variable	Yes	4.32%	1.44%	5.76%
Ocotillo Springs - Series A		9,979,320	(6)	2023	Variable	Yes	4.32%	0.91%	5.23%
Jackson Manor Apartments		5,865,000	(6)	2023	Variable	Yes	4.27%	1.29%	5.56%
Trust 2021-XF2926	(8)	74,737,052	(6)	2024	Variable	No	5.07%	0.90%	5.97%
Trust 2021-XF2939	(9)	8,179,631	(6)	2024	Variable	No	5.07%	1.17%	6.24%
Scharbauer Flats GIL		36,000,000	(6)	2024	Variable	Yes	4.27%	0.91%	5.18%
Oasis at Twin Lakes GIL		30,600,000	(6)	2024	Variable	Yes	4.32%	0.91%	5.23%
Centennial Crossing GIL		29,772,000	(6)	2024	Variable	Yes	4.32%	0.91%	5.23%
Residency at the Mayer - Series A		24,335,000	(6)	2024	Variable	Yes	4.32%	1.19%	5.51%
SoLa Impact Opportunity Zone Fund		27,144,252	(6)	2024	Variable	Yes	5.07%	1.78%	6.85%
Montecito at Williams Ranch - Series A		6,857,367	(6)	2025	Variable	Yes	4.32%	1.18%	5.50%
Vineyard Gardens - Series A		3,592,923	(6)	2025	Variable	Yes	4.32%	1.17%	5.49%
The Park at Sondrio - Series 2022A		30,363,440	(6)	2025	Variable	Yes	4.27%	1.43%	5.70%
The Park at Vietti - Series 2022A		21,496,394	(6)	2025	Variable	Yes	4.27%	1.43%	5.70%
Avistar at Copperfield - Series A		11,468,978	(6)	2025	Variable	Yes	4.32%	1.67%	5.99%
Avistar at Wilcrest - Series A		4,338,976	(6)	2025	Variable	Yes	4.27%	1.67%	5.94%
Residency at the Entrepreneur MRBs		17,120,000	(6)	2025	Variable	Yes	4.32%	1.45%	5.77%
Legacy Commons at Signal Hills & Hilltop at Signal Hills GILs		53,160,000	(6)	2025	Variable	Yes	4.27%	0.91%	5.18%
Osprey Village GIL		39,275,000	(6)	2025	Variable	Yes	4.27%	1.19%	5.46%
Residency at Empire MRBs		14,178,987	(6)	2026	Variable	Yes	4.27%	1.42%	5.69%
The Ivy Apartments		24,296,594	(6)	2026	Variable	Yes	4.32%	1.44%	5.76%
Windsor Shores Apartments		17,155,163	(6)	2026	Variable	Yes	4.27%	1.44%	5.71%
Avistar at Wood Hollow - Series A		32,987,760	(6)	2027	Variable	Yes	4.27%	1.44%	5.71%
Live 929		53,092,000	(6)	2027	Variable	Yes	4.27%	1.18%	5.45%
Barclays Capital Inc.:
Trust 2021-XF2953	(10)	57,296,689	-	2024	Variable	No	4.88%	1.27%	6.15%
Poppy Grove I GIL		7,063,153	-	2024	Variable	Yes	4.12%	1.25%	5.37%
Poppy Grove II GIL		3,619,153	-	2024	Variable	Yes	4.12%	1.25%	5.37%
Poppy Grove III GIL		6,826,153	-	2024	Variable	Yes	4.12%	1.25%	5.37%
Subtotal/Weighed Average Period End Rate		712,609,579							5.67%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,809,987	-	2024	Fixed	Yes	N/A	N/A	1.98%

Total Debt Financings		$1,143,735,172

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
(5)
The Secured Notes have a stated rate of 9.25% plus SOFR which resets monthly. The Partnership has entered into a total return swap transaction with the Secured Notes as the reference security and a notional amount totaling the outstanding principal on the Secured Notes. The total return swap effectively nets down the interest rate on the Secured Notes. Considering the effect of the total return swap, the effective net interest rate of the Secured Notes is 8.75% as of March 31, 2023. See Note 18 for further information on the total return swap.
(6)
The Partnership has restricted cash totaling approximately $103,000 related to its total net position with Mizuho Capital Markets.
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

(5)
The Secured Notes have a stated rate of 9.25% plus SOFR which resets monthly. The Partnership has entered into a total return swap transaction with the Secured Notes as the reference security and a notional amount totaling the outstanding principal on the Secured Notes. The total return swap effectively nets down the interest rate on the Secured Notes. Considering the effect of the total return swap, the effective net interest rate of the Secured Notes is 7.80% as of December 31, 2022. See Note 18 for further information on the total return swap.
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

The TOB, Term TOB and TEBS financing arrangements are consolidated VIEs of the Partnership (Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, Term TOB and TEBS financings on the Partnership's condensed consolidated financial statements. See information regarding the MRBs, GILs, property loans, taxable MRBs and taxable GILs securitized within the TOB, Term TOB and TEBS financings in Notes 6, 7, 8 and 12, respectively. As the residual interest holder in the arrangements, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities, or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the Partnership may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the underlying collateral will be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The shortfall on each TEBS financing is limited to the Partnership’s residual interest. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts and Secured Notes with Mizuho and the TOB trusts with Barclays are subject to respective master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests in each TOB trust maintain a certain value in relation to total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on the NYSE. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of March 31, 2023.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts and Secured Notes. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 18) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. There were no requirements to post collateral to Mizuho or Barclays as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 18). As of March 31, 2023 and December 31, 2022, the restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms the total return swap that has the Secured Notes as the reference security (Note 18).

The Term TOB trust financing with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of March 31, 2023.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Three Months of 2023

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the three months ended March 31, 2023:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Residency at Empire MRB	$14,400,000	January 2026	Variable	Yes	1.42%
Windsor Shores MRB	17,236,000	January 2026	Variable	Yes	1.44%
SoLa Impact Opportunity Zone Fund	27,300,000	December 2024	Variable	No	1.78%
The Ivy Apartments MRB	24,400,000	February 2026	Variable	Yes	1.44%
Total TOB Trust Financings	$83,336,000

Refinancing Activity:

The Partnership executed three-month extensions of the maturity date of Barclays credit facility Trusts 2021-XF2953, 2022-XF3028, 2022-XF3029 and 2022-XF3030 in January 2023. There were no additional changes to terms or fees associated with the extensions.

In February 2023, the Partnership made certain structural modifications to the TOB trust financing for Residency at the Entrepreneur MRBs. The only material changes associated with the modifications were the interest on senior securities changed from taxable to tax-exempt and the deleveraging of approximately $800,000 of debt financings. The structural modifications required cash settlement of the initial TOB trust financings and receipt of cash proceeds from the new TOB trust financings. The cash settlements and proceeds are reported on a gross basis in the cash flows from financing activities section of the consolidated statements of cash flows. Deferred financing costs of approximately $584,000 were written off in connection with the modifications.

Activity in the First Three Months of 2022

New Debt Financings:

The following is a summary of the TOB trust financings that were entered into during the three months ended March 31, 2022:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Live 929 Series 2022A & 2022B MRBs	$55,990,000	February 2024	Variable	No	1.15%
Total TOB Trust Financings	$55,990,000

Redemptions:

The following is a summary of the TOB trust financings that were collapsed and all principal and interest were paid in full during the three months ended March 31, 2022:

Debt Financing	Debt Facility	Month	Paydown Applied
Live 929 Apartments - 2014 Series A	TOB Trust	January 2022	$31,565,000

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2023 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2023	$82,256,903
2024	396,760,149
2025	293,084,108
2026	60,028,863
2027	88,279,325
Thereafter	225,691,694
Total	1,146,101,042
Unamortized deferred financing costs and debt premium	(2,365,870)
Total debt financing, net	$1,143,735,172

17. Mortgages Payable and Other Secured Financing

The Partnership has entered into a mortgage payable. The following is a summary of the mortgage payable, net of deferred financing costs, as of March 31, 2023 and December 31, 2022:

Property Mortgage Payables	Outstanding Mortgage Payable as of March 31, 2023, net	Outstanding Mortgage Payable as of December 31, 2022, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos--Mortgage (1)	$1,690,000	$1,690,000	2020	November 2023	Variable	8.75%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 5).

18. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Interest expense” in the Partnership's consolidated statements of operations. The value of the Partnership’s interest rate swaps are subject to mark-to-market collateral posting provisions in conjunction with the Partnership’s ISDA master agreement with Mizuho (Note 16). See Note 23 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative instruments are presented within “Other assets” or “Accounts payable, accrued expenses and other liabilities”, as appropriate, in the Partnership's condensed consolidated balance sheets.

Interest Rate Swap Agreements

The Partnership has entered into multiple interest rate swap agreements to mitigate interest rate risk associated with variable rate TOB trust financings (Note 16). No fees were paid to Mizuho upon closing of the interest rate swaps. The following table summarizes the Partnership's interest rate swap agreements as of March 31, 2023 and December 31, 2022:

Trade Date	Notional Amount		Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of March 31, 2023
February 2022	55,990,000		2/9/2022	2/1/2024	1.40%	4.64%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	$1,720,173
March 2022	47,850,000		3/3/2022	3/1/2027	1.65%	4.64%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	3,279,012
October 2022	34,436,088	(2)	4/1/2023	4/1/2025	3.92%	N/A	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	(141,509)
December 2022	10,880,000	(3)	1/1/2023	12/1/2029	3.27%	4.64%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	(116,863)
December 2022	45,500,000		1/3/2023	1/1/2030	3.47%	4.64%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	(566,545)
January 2023	12,065,200		1/19/2023	1/1/2030	3.35%	4.64%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	(66,526)
January 2023	8,027,600		2/1/2023	2/1/2030	3.29%	4.64%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	(39,848)
March 2023	3,785,000	(4)	4/1/2023	6/1/2029	3.37%	N/A	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	(298,697)
	218,533,888									$3,769,197
(1)
See Notes 16 and 23 for additional details.
(2)
The notional amount increases according to a schedule up to a maximum notional amount of $99.6 million.
(3)
The notional amount increases according to a schedule up to a maximum notional amount of $47.8 million.
(4)
The notional amount increases according to a schedule up to a maximum notional amount of $21.6 million.

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
(1)
See Notes 16 and 23 for additional details.
(2)
The notional amount increases according to a schedule up to a maximum notional amount of $99.6 million.
(3)
The notional amount increases according to a schedule up to a maximum notional amount of $47.8 million.

Total Return Swap Agreements

The following table summarizes the terms of the Partnership’s total return swaps as of March 31, 2023 and December 31, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid		Period End Variable Rate Received		Variable Rate Index	Counterparty	Fair Value as of March 31, 2023
December 2022	102,590,936	December 2022	Sept 2025	8.75%	(1)	14.00%	(2)	SOFR	Mizuho Capital Markets	$199,482
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
(2)
Variable rate equal to SOFR + 9.25%.

The total return swap has the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 16), with the total return swap notional amount equal to the outstanding principal on the Secured Notes. The rate received on the total return swap is equal to the interest rate on the Secured Notes such that they offset one another, resulting in a net interest cost equal to the rate paid under the total return swap. Under the total return swap, the Partnership is liable for any decline in the value of the Secured Notes under the ISDA master agreement with Mizuho, when netted with the value of the Partnership's other positions with Mizuho.

The Partnership was required to initially fund cash collateral with Mizuho for the total return swap. The total return swap with a notional amount of $102.6 million initially required the Partnership to maintain cash collateral equal to 35% of the notional amount. In February 2023, the cash collateral requirement was reduced to 30% of the notional amount. In December 2022, the Partnership amended certain terms associated with the remaining total return swap, including an update in the variable rate index from 3-month LIBOR to SOFR. There were no fees associated with the amendments.

Interest Rate Cap Agreement

The Partnership has entered into an interest rate cap agreement to mitigate our exposure to interest rate risk associated with a variable-rate debt financing facility. The following tables summarize the Partnership’s interest rate cap agreement as of March 31, 2023 and December 31, 2022:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of March 31, 2023
August 2019	74,634,658	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$85,662
							$85,662
(1)
See Notes 16 and 23 for additional details.

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate (1)	Index	Variable Debt Financing Hedged (1)	Counterparty	Fair Value as of December 31, 2022
August 2019	75,014,903	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$91,627
							$91,627
(1)
See Notes 16 and 23 for additional details.

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of March 31, 2023 and December 31, 2022:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of March 31, 2023	Fair Value as of December 31, 2022
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	211,476	98,929

Investment Commitments

The Partnership has remaining commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership’s remaining non-cancelable commitments for GILs, taxable GILs and property loans are subject to a reserve for credit losses, which was approximately $1.3 million as of March 31, 2023. See Note 13 for additional information on the reserve for credit losses on such commitments. The Partnership also has outstanding commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership's total and remaining commitments as of March 31, 2023:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of March 31, 2023
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	44,000,000	36,275,000
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	6.00%	26,080,000	21,180,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	16,420,000
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (3)	SOFR + 3.60%	5,000,000	4,000,000
Residency at Empire - Series BB-3	December 2022	December 2040	6.45% (4)	14,000,000	13,945,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (5)	47,000,000	47,000,000
Subtotal				152,500,000	138,820,000

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	April 2024 (3)	SOFR + 3.70%	$12,500,000	$10,500,000
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	8,000,000	7,000,000
Residency at Empire - Series BB-T	December 2022	December 2025 (3)	7.45%	9,404,500	8,404,500
Subtotal				29,904,500	25,904,500

Governmental Issuer Loans
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	60,000,000	12,375,185
Poppy Grove I	September 2022	April 2025 (3)	6.78%	35,688,328	26,842,328
Poppy Grove II	September 2022	April 2025 (3)	6.78%	22,250,000	17,708,700
Poppy Grove III	September 2022	April 2025 (3)	6.78%	39,119,507	30,569,507
Subtotal				157,057,835	87,495,720

Taxable Governmental Issuer Loans
Hope on Avalon	January 2021	August 2023	SOFR + 3.55%	$10,573,000	$2,573,000
Poppy Grove I	September 2022	April 2025 (3)	6.78%	21,157,672	20,157,672
Poppy Grove II	September 2022	April 2025 (3)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (3)	6.78%	24,480,493	23,480,493
Subtotal				67,152,465	56,152,465

Property Loans
Oasis at Twin Lakes	July 2020	August 2023 (3)	LIBOR + 2.50%	$27,704,180	$3,685,523
Hilltop at Signal Hills	January 2021	August 2023 (3)	SOFR + 3.07%	21,197,939	739,802
Legacy Commons at Signal Hills	January 2021	February 2024 (3)	SOFR + 3.07%	32,233,972	1,517,067
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	25,500,000	24,500,000
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	21,351,328	18,671,901
Subtotal				127,987,419	49,114,293

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Freestone Greeley (7)	October 2022	N/A	N/A	16,035,710	11,325,008
Freestone Cresta Bella	November 2022	N/A	N/A	16,405,514	8,691,996
Valage Senior Living Carson Valley	February 2023	N/A	N/A	8,163,301	3,977,795
Subtotal				50,519,054	32,938,713

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (8)	4.85%	$3,900,000	$3,900,000
Subtotal				3,900,000	3,900,000

Total Commitments				$589,021,273	$394,325,691
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
(7)
A development site has been identified for this property but construction had not commenced as of March 31, 2023.
(8)
This is the estimated closing date of the associated bond purchase commitment.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of March 31, 2023:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of March 31, 2023
Ohio Properties	2026	$2,310,609
Greens of Pine Glen, LP	2027	1,662,397

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan support is in the form of a payment guaranty. The Mortgage support is in the form of a forward loan purchase agreement upon maturity of the Mortgage. The reported value of the credit guaranties was approximately $358,000 and $363,000 as of March 31, 2023 and December 31, 2022, respectively, and are included within other liabilities in the Partnership's condensed consolidated financial statements. No additional contingent liability has been accrued because the likelihood of claims is remote. The following table summarizes the Partnership’s maximum exposure under these credit guaranties as of March 31, 2023:

Borrower	End of Guaranty Period	Partnership's Maximum Exposure as of March 31, 2023
The 50/50 MF Property--TIF Loan	2025	$1,809,510
The 50/50 MF Property--Mortgage	2027	22,280,901

20. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership previously issued Series A Preferred Units via a private placement to five financial institutions. In April 2022, October 2022, and February 2023 the Partnership issued Series A-1 Preferred Units in exchange for previously issued Series A Preferred Units. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. In February 2023, the Partnership issued new Series A-1 Preferred Units to a financial institution in a registered offering pursuant to a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “Commission”) on September 9, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-3, which was declared effective by the Commission on April 13, 2022. The Partnership had not issued any Series B Preferred Units as of March 31, 2023. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder.

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

The following table summarizes the outstanding Preferred Units as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2024 (1)
March 2017	1,000,000	10,000,000	3.00%	10.00	March 2024 (1)
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023 (2)
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023 (3)
Total Series A Preferred Units	5,750,000	57,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2028
Total Series A-1 Preferred Units	4,500,000	45,000,000

Redeemable Preferred Units outstanding as of March 31, 2023	10,250,000	$102,500,000
(1)
The holder did not provide a notice of its intent to redeem prior to the date 180 days before the most recent optional redemption date. Accordingly, the holder's next optional redemption date is on the next anniversary of the sale of the Series A Preferred Units.
(2)
In February 2023, the holder provided notice of its intent to redeem its Series A Preferred Units in August 2023.
(3)
In April 2023, the holder of $10.0 million of Series A Preferred Units provided notice of its intent to redeem its investment in October 2023.

	December 31, 2022
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00
December 2016	700,000	7,000,000	3.00%	10.00
March 2017	1,000,000	10,000,000	3.00%	10.00
August 2017	2,000,000	20,000,000	3.00%	10.00
October 2017	1,750,000	17,500,000	3.00%	10.00
Total Series A Preferred Units	6,450,000	64,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	3,000,000	30,000,000

Redeemable Preferred Units outstanding as of December 31, 2022	9,450,000	$94,500,000

21. Restricted Unit Awards

The Partnership’s Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of March 31, 2023, there were approximately 376,000 restricted units and other awards available for future issuance. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $350,000 and $174,000 for the three months ended March 31, 2023 and 2022, respectively. Compensation expense is reported within “General and administrative expenses” in the Partnership's condensed consolidated statements of operations.

The following table summarizes the RUA activity for the three months ended March 31, 2023 and for the year ended December 31, 2022:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2022	77,523	$18.18
Granted	96,321	19.33
Vested	(81,073)	18.26
Forfeited	(5,437)	18.76
Unvested as of December 31, 2022	87,334	19.33
Granted	102,087	17.70
Unvested as of March 31, 2023	189,421	$18.45

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $2.5 million as of March 31, 2023. The remaining compensation expense is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of unvested RUAs was approximately $3.3 million as of March 31, 2023.

22. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership's condensed consolidated financial statements for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Partnership administrative fees paid to AFCA 2 (1)	$1,578,000	$1,217,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	15,000	19,000
Referral fees paid to an affiliate (3)	76,250	-

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

AFCA 2 receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Non-Partnership property administrative fees received by AFCA 2 (1)	$-	$9,000
Investment/mortgage placement fees earned by AFCA 2 (2)	2,257,000	-
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

Greystone Select, an affiliate of the Partnership, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement related to the Partnership's General LOC (Note 15). The guaranty is enforceable if an event of default occurs, the administrative agent takes certain actions in relation to the collateral and the amounts due under the Secured Credit Agreement are not collected within a certain period of time after the commencement of such actions. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

Greystone Property Management Corporation, an affiliate of the Partnership, provides property management services to three MRB properties. These property management fees are paid by the respective property owners out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's MRBs.

The Partnership reported receivables due from unconsolidated entities of approximately $340,000 and $325,000 as of March 31, 2023 and December 31, 2022, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $617,000 and

$654,000 as of March 31, 2023 and December 31, 2022, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2023 and December 31, 2022, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2023 and December 31, 2022 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Mortgage revenue bonds (2)	2.3% - 7.5%	2.6% - 20.3%	4.5%	5.1%
Taxable mortgage revenue bonds	6.3% - 11.0%	6.5% - 11.4%	8.1%	7.6%
Bond purchase commitments	4.1%	4.5%	4.1%	4.5%
(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.
(2)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB for figures as of March 31, 2023 as the proton therapy center securing the MRB was successfully sold out of bankruptcy in July 2022 and we received liquidation proceeds of $3.7 million in January 2023. The valuation as of March 31, 2023 is based on expected additional liquidation proceeds of approximately $930,000 at final liquidation.

Derivative Instruments

The effect of the Partnership’s interest rate swap agreements is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement. The Partnership uses a third-party pricing service that incorporates commonly used market pricing methods to value the swap positions. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements and therefore the interest rate swaps are categorized as Level 2 assets or liabilities.

The effect of the Partnership’s interest rate cap is to set a cap, or upper limit, subject to performance of the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement. The Partnership uses a third-party pricing service to value the cap positions. The inputs into the interest rate cap agreements valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms. The fair value is based on a model with inputs that are not observable and therefore the interest rate cap is categorized as a Level 3 asset.

The effect of the Partnership’s total return swap is to lower the net interest rate related to the Partnership’s Secured Notes equal to the notional amount of the derivative agreement. The Partnership uses a third-party pricing service to value the total return swap position and the inputs in the total return swap valuation model include changes in the value of the Secured Notes and the associated changes in value of the underlying assets securing the Secured Notes, accrued and unpaid interest, and any potential gain share amounts. The fair value is based on a model with inputs that are not observable and therefore the total return swaps are categorized as Level 3 assets or liabilities.

Assets measured at fair value on a recurring basis as of March 31, 2023 are summarized as follows:

	Fair Value Measurements as of March 31, 2023
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$848,532,258	$-	$-	$848,532,258
Mortgage revenue bonds	18,851,364	-	-	18,851,364
Bond purchase commitments (reported within other assets)	211,476	-	-	211,476
Taxable mortgage revenue bonds (reported within other assets)	18,146,540	-	-	18,146,540
Derivative instruments (reported within other assets)	5,284,329	-	4,999,184	285,145
Derivative swap liability (reported within other liabilities)	(1,229,988)	-	(1,229,988)	-
Total Assets at Fair Value, net	$889,795,979	$-	$3,769,196	$886,026,783

The following tables summarize the activity related to Level 3 assets for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2023	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	77,493	-	(6,050)	1,317,385	1,388,828
Included in other comprehensive income	20,579,051	112,547	(181,509)	-	20,510,089
Purchases	60,622,813	-	1,805,000	-	62,427,813
Settlements	(13,303,739)	-	(2,797)	(1,363,480)	(14,670,016)
Ending Balance March 31, 2023	$867,383,622	$211,476	$18,146,540	$285,145	$886,026,783
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on March 31, 2023	$16,967	$-	$-	$(6,024)	$10,943
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Assets measured at fair value on a recurring basis as of December 31, 2022 are summarized as follows:

	Fair Value Measurements as of December 31, 2022
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$763,208,945	$-	$-	$763,208,945
Mortgage revenue bonds	36,199,059	-	-	36,199,059
Bond purchase commitments (reported within other assets)	98,929	-	-	98,929
Taxable mortgage revenue bonds (reported within other assets)	16,531,896	-	-	16,531,896
Derivative instruments (reported within other assets)	7,530,438	-	7,199,198	331,240
Total Assets at Fair Value, net	$823,569,267	$-	$7,199,198	$816,370,069

The following tables summarize the activity related to Level 3 assets and liabilities for the three months ended March 31, 2022:

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

Total gains and losses included in earnings for the derivative instruments are reported within “Interest expense” in the Partnership's condensed consolidated statements of operations.

As of March 31, 2023 and December 31, 2022, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $322.3 million and $10.1 million as of March 31, 2023, respectively. The estimated fair value of the GILs and taxable GILs was $305.0 million and $6.8 million as of December 31, 2022, respectively. The fair value of the construction financing property loans approximated amortized cost as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,143,735,172	$1,147,075,811	$1,058,903,952	$1,059,674,409
Secured lines of credit	6,500,000	6,500,000	55,500,000	55,500,000
Mortgages payable and other secured financing	1,690,000	1,690,000	1,690,000	1,690,000

24. Segments

As of March 31, 2023, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs, and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such in the Partnership's condensed consolidated balance sheets. As of March 31, 2023, the Partnership reported 77 MRBs and 13 GILs in this segment. As of March 31, 2023, the multifamily residential properties securing the MRBs and GILs contain a total of 11,042 and 2,419 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) was collateralized by commercial real estate prior to a sale of the underlying real estate in July 2022 (Note 6). All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of an MRB and a property loan that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. The property loan was redeemed in September 2022. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of March 31, 2023, the property securing the MRB contains a total of 154 seniors housing units.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of the operations of ATAX Vantage Holdings, LLC, ATAX Freestone Holdings, LLC and ATAX Senior Housing Holdings I, LLC, which make noncontrolling investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily and seniors properties (Note 9). The Market-Rate Joint Venture Investments segment also includes the consolidated VIE of Vantage at San Marcos (Note 5).

MF Properties Segment

The MF Properties segment consists primarily of a student housing residential property held by the Partnership (Note 10). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. As of March 31, 2023, the Partnership owned one MF Property containing a total of 384 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Total revenues
Affordable Multifamily MRB Investments	$21,437,933	$14,133,406
Seniors and Skilled Nursing MRB Investments	96,555	229,378
Market-Rate Joint Venture Investments	2,177,862	2,916,586
MF Properties	1,225,620	1,927,001
Total revenues	$24,937,970	$19,206,371

Interest expense
Affordable Multifamily MRB Investments	$17,709,691	$3,472,044
Seniors and Skilled Nursing MRB Investments	-	-
Market-Rate Joint Venture Investments	261,807	192,324
MF Properties	-	272,763
Total interest expense	$17,971,498	$3,937,131

Depreciation expense
Affordable Multifamily MRB Investments	$5,946	$5,962
Seniors and Skilled Nursing MRB Investments	-	-
Market-Rate Joint Venture Investments	-	-
MF Properties	399,035	677,700
Total depreciation expense	$404,981	$683,662

Net income (loss)
Affordable Multifamily MRB Investments	$(801,573)	$6,965,555
Seniors and Skilled Nursing MRB Investments	96,555	228,753
Market-Rate Joint Venture Investments	17,279,267	19,162,043
MF Properties	216,973	(92,333)
Net income	$16,791,222	$26,264,018

The following table details total assets for the Partnership’s reportable segments as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Total assets
Affordable Multifamily MRB Investments	$1,568,370,129	$1,520,609,550
Seniors and Skilled Nursing MRB Investments	6,645,208	3,551,307
Market-Rate Joint Venture Investments	115,334,547	120,089,351
MF Properties	39,698,829	41,699,828
Consolidation/eliminations	(97,378,604)	(118,820,471)
Total assets	$1,632,670,109	$1,567,129,565

25. Subsequent Events

In April 2023, the Partnership originated MRB investments for the construction, rehabilitation, and permanent financing of two affordable multifamily properties. The Partnership funded its investment with available cash. The following table summarizes the terms of the Partnership’s MRB investments:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Principal Funded
Handsel Morgan Village - MRB	April	Buford, GA	45	3/1/2041	6.75%	$2,150,000
Maryalice Circle - MRB	April	Buford, GA	98	3/1/2041	6.75%	5,900,000
						$8,050,000

In April 2023, the Partnership entered into an additional interest rate swap agreement to mitigate interest rate risk associated with variable rate TOB trust financings. The following table summarizes the terms of the interest rate swap agreement:

Purchase Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Variable Rate Index Received	Variable Debt Financing Hedged	Counterparty
April 2023	$4,508,000	5/1/2023	5/1/2033	3.490%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets

In April 2023, the Partnership received notice from a holder of Series A Preferred Units of its intent to redeem 1,000,000 of its Series A Preferred Units in the amount of $10.0 million. The redemption is scheduled to occur in October 2023.

In April 2023, the Partnership extended the Jackson Manor Apartments TOB trust financing maturity date from April 2023 to June 2023. There were no additional changes to terms or fees associated with the extension of the TOB trust financing.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions include those used in determining (i) the fair value of MRBs and taxable MRBs; (ii) investment impairments; (iii) impairment of real estate assets; and (iv) allowance for credit losses.

The Partnership’s critical accounting policies and estimates are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022, except for certain policies regarding the allowance for credit losses. The Partnership’s critical accounting policy for allowance for credit losses is as follows:

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent related amendments (“ASC 326”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss (“CECL”) model. The CECL model establishes a single allowance framework for financial assets carried at amortized cost which reflects an estimate of credit losses over the remaining expected life of financial assets. The adoption of the ASU 2016-13 requires a cumulative-effect adjustment to Partners’ Capital upon adoption. Additionally, ASU 2016-13 requires enhanced disclosures, included additional disclosures regarding credit quality. The allowance for credit losses is presented as a valuation reserve to the corresponding assets on the Partnership’s condensed consolidated balance sheets. Expected credit losses related to non-cancelable unfunded commitments and financial guaranties are accounted for as separate liabilities and are included in “Accounts payable, accrued expenses and other liabilities” on the Partnership’s condensed consolidated balance sheets. Upon adoption on January 1, 2023, the Partnership recorded a cumulative effect of accounting change of approximately $5.9 million as a direct reduction to Partners’ Capital. Subsequent changes to the allowance for credit losses are recognized through “Provision for credit losses” on the Partnership’s condensed consolidated statements of operations.

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership estimates allowances for credit losses for its GILs, taxable GILs, property loans and related non-cancelable funding commitments using a Weighted Average Remaining Maturity (“WARM”) method loss-rate model, combined with qualitative factors that are sensitive to changes in forecasted economic conditions. The Partnership applies qualitative factors related to risk factors and changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Partnership’s best estimate of current expected credit losses. The WARM method pools assets sharing similar characteristics and utilizes a historical annual charge-off rate which is applied to the outstanding asset balances over the remaining weighted average life of the pool, adjusted for certain qualitative factors to estimate expected credit losses. The Partnership has limited history with its GILs, taxable GILs, and property loans portfolio and has had minimal credit losses to date. As such, the Partnership uses historical annual charge-off data for similar assets from publicly available loan data through the Federal Financial Institution Examination Council (“FFEIC”). The Partnership adjusts for current conditions and the impact of qualitative forecasts that are reasonable and supportable. The Partnership assesses qualitative adjustments related to, but not limited to, credit quality changes in the asset portfolio, general economic conditions, changes in the affordable multifamily real estate markets, changes in lending policies and underwriting, and underlying collateral values.

The Partnership will elect to separately evaluate an asset if it no longer shares the same risk characteristics as the respective pool or the specific investment attributes do not lend to analysis with a model-based approach. For collateral-dependent assets when foreclosure is probable, the Partnership will apply a practical expedient to estimate current expected credit losses as the difference between the fair value of collateral and the amortized cost of the asset.

Charge-offs to the allowance for credit losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale, when a modification or restructuring takes place in which the Partnership grants a concession to a borrower or agrees to a discount in full or partial satisfaction of the asset, when the Partnership takes ownership and control of the underlying collateral in full satisfaction of the asset, or when significant collection efforts have ceased and it is highly likely that a loss has been realized.

The Partnership has elected to not measure an allowance for credit losses on accrued interest receivables related to its GILs, taxable GILs and property loans because uncollectable accrued interest receivable is written off in a timely manner pursuant to policies for placing assets on non-accrual status.

Available-for-Sale Debt Securities

The Partnership periodically determines if allowances of credit losses are needed for its MRBs and taxable MRBs under the applicable guidance for available-for-sale debt securities. The Partnership evaluates whether unrealized losses are considered impairments based on various factors including, but not necessarily limited to, the following:

•
The severity of the decline in fair value;
•
The Partnership’s intent to hold and the likelihood of it being required to sell the security before its value recovers;
•
Adverse conditions specifically related to the security, its collateral, or both;
•
The likelihood of the borrower being able to make scheduled interest and principal payments; and
•
Failure of the borrower to make scheduled interest or principal payments.

While the Partnership evaluates all available information, it focuses specifically on whether the estimated fair value of the security is below amortized cost. If the estimated fair value of an MRB is below amortized cost, and the Partnership has the intent to sell or may be required to sell the MRB prior to the time that its value recovers or until maturity, the Partnership will record an impairment through earnings equal to the difference between the MRB’s carrying value and its fair value. If the Partnership does not expect to sell an other-than-temporarily impaired MRB, only the portion of the impairment related to credit losses is recognized through earnings as a provision for credit loss, with the remainder recognized as a component of other comprehensive income. In determining the provision for credit loss, the Partnership compares the present value of cash flows expected to be collected to the amortized cost basis of the MRB and records any provision for credit losses as an adjustment to the allowance for credit losses. The Partnership has elected to not measure an allowance for credit losses on accrued interest receivables related to its MRBs and taxable MRBs because uncollectable accrued interest receivable is written off in a timely manner pursuant to policies for placing assets on non-accrual status.

The recognition of an impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership's condensed consolidated financial statements. If the Partnership experiences deterioration in the values of its MRB portfolio, the Partnership may incur impairments or provisions for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. The Partnership periodically reviews any previously impaired MRBs for indications of a recovery of value. If a recovery of value is identified, the Partnership will report the recovery of prior credit losses through its allowance for credit losses as a provision for credit losses (recoveries). For MRB impairment recoveries identified prior to the adoption of the CECL model, the Partnership will accrete the recovery of prior credit losses into investment income over the remaining term of the MRB.

Executive Summary

The Partnership was formed in 1998 primarily for the purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, seniors housing and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily housing properties. We expect and believe the interest received on these MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities and investments that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by us and may or may not be secured by real estate.

We also make noncontrolling equity investments in unconsolidated entities (“JV Equity Investments”) for the construction, stabilization, and ultimate sale of market-rate multifamily properties. We are entitled to distributions if, and when, cash is available for distribution either through operations, a refinance or sale of the property. In addition, the Partnership may acquire and hold interests in multifamily, student and senior citizen residential properties (“MF Properties”) until their “highest and best use” can be determined by management.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s condensed consolidated financial statements for additional details.

As of March 31, 2023, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	Percentage of Total	2022	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$21,438	86.0%	$14,133	73.6%
Seniors and Skilled Nursing MRB Investments	97	0.4%	229	1.2%
Market-Rate Joint Venture Investments	2,178	8.7%	2,917	15.2%
MF Properties	1,226	4.9%	1,927	10.0%
Total revenues	$24,939		$19,206

Net income (loss)
Affordable Multifamily MRB Investments	$(802)	-4.8%	$6,966	26.5%
Seniors and Skilled Nursing MRB Investments	97	0.6%	229	0.9%
Market-Rate Joint Venture Investments	17,279	102.9%	19,162	73.0%
MF Properties	217	1.3%	(92)	-0.4%
Net income	$16,791		$26,265

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

Environmental Responsibility

Achieving environmental and sustainability goals in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific qualified allocation plan (“QAP”) as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as the use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. During 2022, properties related to our MRB investments in Residency at the Entrepreneur and Residency at the Empire and our GIL investments in Magnolia Heights, Poppy Grove I, Poppy Grove II, and Poppy Grove III were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs.

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

The Suites on Paseo MF Property, which is wholly owned by the Partnership, is a LEED Silver Certified property. LEED provides a framework for healthy, efficient, carbon and cost-saving green buildings. To achieve LEED certification, a property earns points by adhering to prerequisites and credits that address carbon, energy, water, waste, transportation, materials, health and indoor environmental quality. In addition, the property has three rooftop solar panel arrays to generate renewable energy for the local power system. Two of the arrays are owned by the local utility provider on roof space leased by the property and the third array is owned by the property.

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of March 31, 2023:

	Number of Units at 50% AMI or below	Number of Units at 51% - 80% AMI	Number of Units at Market Rate	Total Number of Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,855	7,395	1,217	10,467	65	10	$814,178,739	50%
GILs, taxable GILs and related property loans	115	2,304	-	2,419	13	6	448,725,284	27%
Total	1,970	9,699	1,217	12,886	78		$1,262,904,023	77%

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

The Greystone Manager Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The Audit Committee and Board of Managers have had 100% attendance during 2022 and 2023.

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2023 and 2022:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended March 31, 2023
Mortgage revenue bond advances	6	$60,547	N/A	N/A	6
Mortgage revenue bond redemptions	3	11,856	$7,579	$(1,428)	6
Governmental issuer loan advances	4	17,377	N/A	N/A	7
Property loan advances	4	7,581	N/A	N/A	8
Property loan redemption and paydowns	3	18,316	$15,700	N/A	8
Investments in unconsolidated entities	2	5,698	N/A	N/A	9
Return of investment in unconsolidated entities upon sale	2	12,283	N/A	$3,843	9
Taxable mortgage revenue bond advances	2	1,805	N/A	N/A	12
Taxable governmental issuer loan advance	1	3,000	N/A	N/A	12

For the Three Months Ended March 31, 2022
Mortgage revenue bond advances	3	$69,365	N/A	N/A	6
Mortgage revenue bond redemptions	4	70,479	$45,109	N/A	6
Governmental issuer loan advances	6	16,882	N/A	N/A	7
Property loan advances	5	38,412	N/A	N/A	8
Property loan redemptions and principal paydowns	7	3,251	N/A	N/A	8
Investments in unconsolidated entities	5	12,777	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	12,240	N/A	$3,242	9
Taxable mortgage revenue bond advances	2	6,325	N/A	N/A	12
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three months ended March 31, 2023 and 2022, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended March 31, 2023
Net repayment on Acquisition LOC	6	$49,000	Yes	15
Proceeds from TOB trust financings with Mizuho	9	98,526	Yes	16
Proceeds from TOB trust financing with Barclays	2	11,535	Yes	16
Interest rate swaps purchased	3	-	N/A	18
Issuance of Series A-1 Preferred Units	1	8,000	N/A	20
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	7,000	N/A	20

For the Three Months Ended March 31, 2022
Net repayment on Acquisition LOC	1	$15,515	Yes	15
Proceeds from TOB trust financings with Mizuho	8	108,530	Yes	16
Proceeds from TOB trust financing with Barclays	1	800	Yes	16
Unrestricted cash from total return swap	1	41,275	Yes	18
Interest rate swaps purchased	2	-	N/A	18

Conditions within the Banking System

In March 2023, Silicon Valley Bank, Signature Bank and First Republic Bank were closed and taken over by the Federal Deposit Insurance Corporation (FDIC), which created significant market disruption and uncertainty for those companies and individual customers who bank with those institutions, and which raised significant concerns regarding the stability of the banking system in the United States, particularly with respect to regional and community banks. We did not hold our cash with, were not borrowing customers of, and did not otherwise bank with Silicon Valley Bank, Signature Bank, or First Republic Bank. Based on publicly available information, the banks we use in connection with our business activities are well capitalized. If the banks and financial institutions at which we hold our cash enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be reduced and such events could have a material adverse effect on our business and financial condition.

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

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$21,438	$14,133	$7,305	51.7%
Interest expense	17,710	3,472	14,238	410.1%
Segment net income (loss)	(802)	6,966	(7,768)	-111.5%

Comparison of the three months ended March 31, 2023 and 2022

Total revenues increased for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $3.5 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $3.0 million in interest income from recent MRB advances, offset by a decrease of approximately $988,000 in interest income due to MRB redemptions;
•
An increase of approximately $2.9 million in other interest income due to additional property loan, taxable MRB and taxable GIL investments and higher average interest rates;
•
An increase of approximately $739,000 of other interest income due to increasing interest earned on cash balances; and
•
A decrease of approximately $1.9 million in other interest income for payments received on the Ohio Properties and Live 929 Apartments property loans in the first quarter of 2022 that did not recur.

Total interest expense increased for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $6.9 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $770,000 due to an increase in the average outstanding principal of approximately $246.1 million;
•
An increase of approximately $556,000 in amortization of deferred financing costs, which includes approximately $584,000 of unamortized deferred financing costs that were recognized as interest expense upon the redemption of a TOB in February 2023; and
•
An increase of approximately $6.0 million due to a decrease in the fair market value of interest rate derivative instruments attributable to declining forward interest rates.

Segment net income decreased for the three months ended March 31, 2023 as compared to the same period in 2022 as a result of the following factors:

•
The changes in total revenues and total interest expense detailed in the tables below;
•
A decrease in the provision for credit losses of $545,000 (it is noted that there was no provision for credit losses in the first quarter of 2022 as it was prior to our adoption of the CECL standard effective January 1, 2023. See Note 2 of the condensed consolidated financial statements for addition information); and

•
An increase in general and administrative expenses due to increases of approximately $626,000 in employee compensation related to higher transactional bonuses and higher salaries, approximately $176,000 in restricted unit compensation expense, and approximately $360,000 in administration fees paid to AFCA2 due to greater assets under management.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended March 31, 2023 and 2022. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$797,230	$11,820	5.9%	$690,233	$9,812	5.7%
Governmental issuer loans	307,996	5,209	6.8%	194,028	1,672	3.4%
Property loans	171,605	3,151	7.3%	73,905	2,504	13.6%	(1)
Other investments	26,961	488	7.2%	8,305	114	5.5%
Total interest-earning assets	$1,303,792	$20,668	6.3%	$966,471	$14,102	5.8%
Non-investment income		770			31
Total revenues		$21,438			$14,133

Interest-bearing liabilities:
Lines of credit	$18,500	$265	5.7%	$27,578	$234	3.4%
Fixed TEBS financing	250,040	2,489	4.0%	277,580	2,732	3.9%
Variable TEBS financing	73,506	778	4.2%	76,801	288	1.5%
Variable Secured Notes (2)	102,641	2,227	8.7%	103,029	732	2.8%
Fixed Term TOB financing	12,835	64	2.0%	12,931	64	2.0%
Variable TOB financing (3)	681,696	7,422	4.4%	395,161	1,562	1.6%
Total interest-bearing liabilities	$1,139,218	$13,245	4.7%	$893,080	$5,612	2.5%
Net interest spread (4)		$7,423	2.3%		$8,490	3.5%

Interest expense on interest-bearing liabilities		13,245			5,612
Amortization of deferred finance costs		891			335
Derivative fair value adjustments		3,574			(2,475)
Total interest expense		$17,710			$3,472
(1)
Interest income includes $1.8 million for one-time payments received on property loans that were previously in nonaccrual status. Excluding this one-time item, the average interest rate was 3.8%.
(2)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.
(3)
Interest expense is reported net of cash received or paid on the Partnership's interest rate swap agreements.
(4)
Net interest spread equals interest income less interest expense before amortization of deferred finance costs and derivative instrument fair value adjustments. The net interest spread rate is the annualized net interest spread during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended March 31, 2023 and 2022, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended March 31, 2023 vs. 2022
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$2,008	$1,521	$487
Governmental issuer loans	3,537	982	2,555
Property loans	647	3,310	(2,663)	(1)
Other investments	374	256	118
Total interest-earning assets	$6,566	$6,069	$497

Interest-bearing liabilities:
Lines of credit	$31	$(77)	$108
Fixed TEBS financing	(243)	(271)	28
Variable TEBS financing	490	(12)	502
Variable Secured Notes (2)	1,495	(3)	1,498
Fixed Term TOB trust financing	-	-	-
Variable TOB financing (3)	5,860	1,133	4,727
Total interest-bearing liabilities	$7,633	$770	$6,863
Amortization of deferred finance costs (4)	556	N/A	556
Derivative fair value adjustments	6,049	N/A	6,049
Total interest expense change	$14,238	$770	$13,468

Total net change	$(7,672)	$5,299	$(12,971)
(1)
The average rate change includes $1.8 million for one-time payments received in March 2022 on property loans that were previously in nonaccrual status.
(2)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.
(3)
Interest expense is reported net of cash received or paid on the Partnership's interest rate swap agreements.
(4)
The increase in amortization of deferred finance costs is primarily due to approximately $584,000 of previously unamortized deferred financing costs that were recognized as interest expense upon the redemption and reissuance of a TOB financing in February 2023.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of March 31, 2023.

Our sole student housing property securing an MRB, Live 929 Apartments, was 94% occupied as of March 31, 2023, is current on MRB debt service and is currently preleasing for Fall 2023 at a pace ahead of the prior year.

The proton therapy center securing the Provision Center 2014-1 MRB was successfully sold out of bankruptcy in July 2022 and we received partial liquidation proceeds of $3.7 million in January 2023. We expect to recover additional liquidation of proceeds of approximately $930,000 at final liquidation.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Seven of the 13 underlying affordable multifamily properties had commenced leasing operations as of March 31, 2023. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor or incurred material construction cost overruns.

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

Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. The Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of independent living, assisted living and memory care units.

As of March 31, 2023, we owned one MRB with aggregate outstanding principal of $7.8 million, with an outstanding commitment to provide additional funding of $36.3 million on a draw-down basis during construction. This MRB was issued to finance the construction and stabilization of a combined independent living, assisted living and memory care property in Traverse City, MI, with 154 total units. Furthermore, in 2021 we funded a property loan secured by a skilled nursing facility in Houston, TX, which was redeemed in September 2022.

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$97	$229	$(132)	-57.6%
Interest expense	-	-	-	N/A
Segment net income	97	229	(132)	-57.6%

The decrease in total revenues and segment net income for the three months ended March 31, 2023 as compared to the same period in 2022 is due to the redemption of the Magnolia Crossing property loan in September 2022. The Meadow Valley property securing our MRB is currently drawing on our investment commitment to fund construction costs.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of our noncontrolling joint venture equity investments in market-rate multifamily properties, also referred to as our investments in unconsolidated entities or JV Equity Investments, and property loans due from market-rate multifamily properties. Our joint venture equity investments are passive in nature. Operational oversight of each property is controlled by our respective joint venture partners according to each respective entity’s operating agreement. All properties are managed by property management companies affiliated with our joint venture partners. Decisions on when to sell an individual property are made by our respective joint venture partners based on their views of the local market conditions and current leasing trends.

An affiliate of our Vantage joint venture partner provides a guaranty of our preferred returns on our Vantage equity investments through a date approximately five years after commencement of construction. We account for our joint venture equity investments using the equity method and recognize our preferred returns during the hold period. Upon the sale of a property, net proceeds will be distributed according to the entity operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized in net income upon receipt. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale. As a result, we may experience significant income recognition in those quarters when a property is sold and our equity investment is redeemed.

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$2,178	$2,917	$(739)	-25.3%
Interest expense	262	192	70	36.5%
Gain on sale of investments in unconsolidated entities	15,367	16,440	(1,073)	-6.5%
Segment net income	17,279	19,162	(1,883)	-9.8%

Comparison of the three months ended March 31, 2023 and 2022

The decrease in total revenues for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to the following:

•
A decrease of approximately $1.4 million of investment income related to the sales of Vantage at Murfreesboro in March 2022, Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023; and
•
An increase of approximately $648,000 in investment income from equity contributed to JV Equity Investments during 2022 and 2023.

Interest expense for the three months ended March 31, 2023 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due a higher variable interest rate on outstanding balances.

The gain on sale of JV Equity Investments for the three months ended March 31, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million; and
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million.

The gain on sale of JV Equity Investments for the three months ended March 31, 2022 primarily consisted of the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million.

The change in segment net income for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

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

As of March 31, 2023, the Vantage at Conroe property had stabilized occupancy of 88%. Vantage at Tomball, Vantage at Helotes, and Vantage at Fair Oaks have completed construction, are in the initial leasing phase, and are 85%, 69%, and 10% occupied as of March 31, 2023, respectively.

In February 2023, we executed an $8.2 million commitment for Valage Senior Living Carson Valley, a to-be-constructed seniors housing property in Minden, NV. The structure and terms of this JV Equity Investment are very similar to our Vantage and Freestone JV Equity Investments. The managing member of the property is an experienced seniors housing developer and operator. We believe our initiation of JV Equity Investments for seniors housing properties diversifies the exposure of our portfolio of JV Equity Investment while offering risk-adjusted returns similar to our current portfolio.

We continue to look for other opportunities to deploy capital in this segment. We are evaluating opportunities to expand beyond our traditional multifamily investment footprint in Texas. We are seeking other experienced joint venture partners for potential expansion into other markets, or other asset classes, in order to achieve more scale in this segment.

MF Properties Segment

As of March 31, 2023 and 2022, the Partnership owned the Suites on Paseo MF Property containing a total of 384 rental units that serve primarily university students. The Partnership also owned The 50/50 MF Property which was sold to an unrelated non-profit organization in December 2022.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
MF Properties
Total revenues	$1,226	$1,927	$(701)	-36.4%
Real estate operating expense	602	1,065	(463)	-43.5%
Interest expense	-	273	(273)	-100.0%
Segment net income (loss)	217	(92)	309	335.9%

Comparison of the three months ended March 31, 2023 and 2022

The decrease in total revenues for the three months ended March 31, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $810,000 for the three months ended March 31, 2022. This was partially offset by an increase of approximately $109,000 due to higher rents at the Suites on Paseo.

The decrease in real estate operating expense for the three months ended March 31, 2023 as compared to the same period in 2022 is due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $467,000 for the three months ended March 31, 2022.

The decrease in interest expense for the three months ended March 31, 2023 as compared to the same period in 2022 is due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022 and the buyers assumption of debt outstanding at the property. The Suites on Paseo MF Property had no direct debt obligations during the three months ended March 31, 2023 and 2022.

The improvement in segment net income (loss) for the three months ended March 31, 2023 as compared to the same period in 2022 was due to the changes in total revenue and interest expense described above. Included in segment net income (loss) is depreciation expense of $399,000 and $688,00 for the three months ended March 31, 2023 and 2022, respectively. The decrease in depreciation expense is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $292,000 for the three months ended March 31, 2022.

Operational Matters

In December 2022, we sold 100% of our ownership interest in The 50/50 MF Property to an unrelated non-profit organization. We received an unsecured property loan in return upon sale payable from future net cash flows of the property. The buyer assumed two mortgages payable associated with the property and we agreed to provide certain recourse support for the assumed mortgages. As a result of the sale, we deconsolidated The 50/50 MF Property in our condensed consolidated financial statements as of the date of sale. We have deferred a gain on sale of approximately $6.6 million and will recognize the gain upon collection of principal of the unsecured property loan.

The Suites on Paseo MF Property has generated sufficient operating cash flows to meet all operational obligations through March 31, 2023. The Suites on Paseo MF Property, which is adjacent to San Diego State University, was 91% occupied as of March 31, 2023.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment classes. The narrative discussion that follows provides a brief operating analysis of each investment class as of and for the three months ended March 31, 2023 and 2022.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of March 31, 2023. Debt service on our MRBs for the non-consolidated stabilized properties was current as of March 31, 2023. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2023	2023	2022	2023	2022
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments (4)	CA	45	98%	n/a	94%	n/a
Courtyard	CA	108	99%	100%	99%	97%
Glenview Apartments	CA	88	94%	92%	90%	94%
Harden Ranch	CA	100	100%	98%	98%	94%
Harmony Court Bakersfield	CA	96	97%	96%	90%	95%
Harmony Terrace	CA	136	99%	98%	133%	130%
Las Palmas II	CA	81	100%	100%	97%	98%
Lutheran Gardens	CA	76	96%	95%	93%	94%
Montclair Apartments	CA	80	96%	93%	92%	97%
Montecito at Williams Ranch Apartments	CA	132	98%	95%	100%	107%
Montevista	CA	82	90%	95%	98%	97%
San Vicente	CA	50	94%	98%	86%	99%
Santa Fe Apartments	CA	89	96%	93%	89%	85%
Seasons at Simi Valley	CA	69	100%	97%	121%	115%
Seasons Lakewood	CA	85	96%	99%	107%	97%
Seasons San Juan Capistrano	CA	112	93%	98%	96%	97%
Solano Vista	CA	96	98%	94%	92%	95%
Summerhill	CA	128	98%	98%	90%	97%
Sycamore Walk	CA	112	96%	98%	96%	94%
The Village at Madera	CA	75	100%	97%	101%	106%
Tyler Park Townhomes	CA	88	99%	100%	99%	98%
Vineyard Gardens	CA	62	100%	100%	103%	102%
Westside Village Market	CA	81	99%	96%	98%	95%
Brookstone	IL	168	97%	95%	100%	100%
Copper Gate Apartments	IN	129	97%	98%	100%	100%
Renaissance	LA	208	94%	96%	92%	93%
Live 929 Apartments	MD	575	94%	98%	89%	81%
Silver Moon	NM	151	99%	98%	97%	97%
Village at Avalon	NM	240	99%	98%	97%	98%
Columbia Gardens	SC	188	89%	96%	100%	96%
Companion at Thornhill Apartments	SC	180	99%	100%	81%	86%
The Palms at Premier Park Apartments	SC	240	100%	99%	84%	91%
Village at River's Edge	SC	124	94%	92%	97%	98%
Willow Run	SC	200	89%	93%	104%	100%
Arbors at Hickory Ridge (5)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	98%	96%	88%	85%
Avistar at the Crest	TX	200	99%	98%	90%	77%
Avistar at the Oaks	TX	156	98%	99%	92%	89%
Avistar at the Parkway	TX	236	94%	97%	84%	85%
Avistar at Wilcrest	TX	88	89%	92%	82%	77%
Avistar at Wood Hollow	TX	409	96%	95%	92%	89%
Avistar in 09	TX	133	100%	99%	94%	94%
Avistar on the Boulevard	TX	344	94%	97%	83%	84%
Avistar on the Hills	TX	129	94%	96%	87%	83%
Bruton Apartments	TX	264	81%	86%	48%	68%
Concord at Gulfgate	TX	288	86%	99%	75%	88%
Concord at Little York	TX	276	91%	94%	76%	85%
Concord at Williamcrest	TX	288	93%	95%	83%	87%
Crossing at 1415	TX	112	95%	98%	89%	88%
Decatur Angle	TX	302	83%	80%	68%	67%
Esperanza at Palo Alto	TX	322	87%	91%	70%	84%
Heights at 515	TX	96	95%	99%	89%	88%
Heritage Square	TX	204	98%	99%	86%	82%
Oaks at Georgetown	TX	192	94%	98%	89%	94%
Runnymede	TX	252	100%	100%	92%	98%
Southpark	TX	192	96%	99%	86%	93%
15 West Apartments	WA	120	100%	100%	97%	97%
		9,617	94.5%	95.9%	88.3%	89.8%
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

Physical occupancy as of March 31, 2023 decreased slightly from the same period in 2022 due to modest declines across various properties in the portfolio. Economic occupancy for the three months ended March 31, 2023 decreased slightly from the same period in 2022 in line with the decrease in physical occupancy. A significant property performance decline was noted at Bruton Apartments due to higher than historical bad debt reserve write-offs and decreased physical occupancy. Esperanza at Palo Alto experienced a significant decline in economic occupancy due to increased loss to lease and decreased physical occupancy. We will continue to monitor and discuss property operations with the individual borrowers.

On an overall basis, we noted same-property maximum rental income amounts increased 6.9% during the three months ended March 31, 2023 as compared to the same period 2022, which is higher than historical annual rent increases. Net rental revenue will typically increase similarly though on a lag as rent increases will be realized upon annual lease renewals. This is consistent with our observed increase in same-property net rental revenue of 4.7% during the three months ended March 31, 2023 as compared to the same period 2022. We expect economic occupancy to increase as leases are renewed at higher rates.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of March 31, 2023, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of March 31, 2023, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2023	2023	2022	2023	2022
MRB Multifamily Properties-Non Stabilized (3)
Ocotillo Springs (5)	CA	75	100%	n/a	105%	n/a
Residency at Empire (4)	CA	148	n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200	n/a	n/a	n/a	n/a
Residency at the Mayer (4)	CA	79	n/a	n/a	n/a	n/a
Jackson Manor Apartments	MS	60	93%	95%	95%	93%
The Ivy Apartments (5)	SC	212	87%	n/a	70%	n/a
The Park at Sondrio Apartments (5)	SC	271	85%	n/a	63%	n/a
The Park at Vietti Apartments (5)	SC	204	83%	n/a	69%	n/a
Windsor Shores Apartments (5)	SC	176	86%	n/a	77%	n/a
		1,425

GIL Multifamily Properties-Non Stabilized (3)
Hope on Avalon (4)	CA	88	n/a	n/a	n/a	n/a
Hope on Broadway (6)	CA	49	98%	n/a	n/a	n/a
Centennial Crossings (5)	CO	209	100%	n/a	95%	n/a
Poppy Grove I (4)	CA	147	n/a	n/a	n/a	n/a
Poppy Grove II (4)	CA	82	n/a	n/a	n/a	n/a
Poppy Grove III (4)	CA	158	n/a	n/a	n/a	n/a
Osprey Village (4)	FL	383	n/a	n/a	n/a	n/a
Magnolia Heights (7)	GA	200	50%	n/a	51%	n/a
Willow Place Apartments (4)	GA	182	n/a	n/a	n/a	n/a
Oasis at Twin Lakes (5)	MN	228	100%	n/a	95%	n/a
Legacy Commons at Signal Hills (5)	MN	247	17%	n/a	15%	n/a
Hilltop at Signal Hills (5)	MN	146	99%	n/a	96%	n/a
Scharbauer Flats Apartments (5)	TX	300	44%	n/a	22%	n/a
		2,419

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	154	n/a	n/a	n/a	n/a

Grand total		3,998
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
(4)
Physical and economic occupancy information is not available for the three months ended March 31, 2023 and 2022 as the property is under construction or rehabilitation.
(5)
Physical and economic occupancy information is not available for the three months ended March 31, 2022 as the related investment was either under construction, rehabilitation, or recently acquired.
(6)
The physical occupancy is based on the latest available financial information, which is as of March 31, 2023. Economic occupancy is not available as of March 31, 2023 as the property recently began operations.
(7)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2022.

As of March 31, 2023, three MRB multifamily properties and our sole MRB seniors housing property were under construction and have no operating metrics to report. The Ocotillo Springs MRB property has completed construction and is nearing stabilization. The Jackson Manor, The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments, and Windsor Shores Apartments MRB properties are currently undergoing tenant-in-place rehabilitation.

As of March 31, 2023, six GIL properties were under construction and have no operating metrics to report. The remaining seven GIL properties have substantially completed construction and are leasing units.

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

				Physical Occupancy (1) as of March 31,
Property Name	State	Construction Completion Date	Planned Number of Units	2023	2022	Revenue For the Three Months Ended March 31, 2023 (2)	Sale Date	Per-unit Sale Price
Sold Properties
Vantage at Germantown	TN	March 2020	n/a	n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a	n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a	n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a	n/a	n/a	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a	n/a	97%	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a	n/a	98%	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	n/a	n/a	98%	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a	n/a	93%	n/a	January 2023	180,000

Operating Properties
Vantage at Conroe	TX	January 2021	288	88%	89%	$1,062,623	n/a	n/a
Vantage at Tomball	TX	April 2022	288	85%	17%	1,055,609	n/a	n/a
Vantage at Helotes	TX	November 2022	288	69%	n/a	870,569	n/a	n/a

Properties Under Construction
Vantage at Hutto	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Loveland	CO	n/a	288	n/a	n/a	n/a	n/a	n/a
Vantage at Fair Oaks (4)	TX	n/a	288	10%	n/a	$82,037	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Freestone Cresta Bella	TX	n/a	296	n/a	n/a	n/a	n/a	n/a
Valage Senior Living Carson Valley	NV	n/a	88	n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (5)	TX	n/a	288	n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296	n/a	n/a	n/a	n/a	n/a

			2,984
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
(4)
Information as of March 31, 2023 is provided as the property has commenced leasing operations prior to construction completion.
(5)
The property is reported as a consolidated VIE as of March 31, 2023 (see Note 5 to the Partnership’s condensed consolidated financial statements).

The Vantage at Hutto, Vantage at Loveland, Vantage at McKinney Falls, Freestone Cresta Bella, and Valage Senior Living Carson Valley properties are under construction and have yet to commence leasing activities as of March 31, 2023. Construction was completed on Vantage at Tomball and Vantage at Helotes during 2022 and both properties are leasing up in line with expectations. Vantage at Fair Oaks is nearing construction completion and has commenced leasing activities. Freestone Greeley and Vantage at San Macros are in the planning phase. Vantage at Conroe is considered stabilized as of March 31, 2023.

MF Properties

As of March 31, 2023, we owned one MF Property. The Partnership reports the assets, liabilities, and results of operations of this property on a consolidated basis.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2023	2023	2022	2023	2022
MF Properties
Suites on Paseo	CA	384	91%	93%	89%	89%
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

The physical occupancy and economic occupancy as of and for the three months ended March 31, 2023 remained relatively stable as compared to the same period in 2022.

Results of Operations

The tables and following discussions of our changes in results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues and Other Income:
Investment income	$19,303	$14,403	$4,900	34.0%
Property revenues	1,226	1,927	(701)	-36.4%
Other interest income	4,410	2,876	1,534	53.3%
Gain on sale of investments in unconsolidated entities	15,367	16,440	(1,073)	-6.5%
Total Revenues and Other Income	$40,306	$35,646	$4,660	13.1%

Discussion of Total Revenues and Other Income for the Three Months Ended March 31, 2023 and 2022

Investment income. The increase in investment income for the three months ended March 31, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $3.5 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase $3.1 million in interest income from recent MRB advances, offset by a decrease of approximately $988,000 in interest income due to MRB redemptions;

•
A decrease of approximately $739,000 of investment income related to JV Equity Investments. This decrease consisted of:
o
A decrease of approximately $1.4 million of investment income related to the sales of Vantage at Murfreesboro in March 2022, Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023; and
o
An increase of approximately $648,000 in investment income from equity contributed to JV Equity Investments during 2022 and 2023.

Property revenues. The decrease in property revenues for the three months ended March 31, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $810,000 for the three months ended March 31, 2022. This was partially offset by an increase of approximately $109,000 due to higher rents at the Suites on Paseo.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the three months ended March 31, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $2.7 million from higher average property loan, taxable MRB and taxable GIL investment balances of $102.4 million and higher average interest rates;
•
An increase of approximately $739,000 of other interest income due to increasing interest earned on cash balances; and
•
A decrease of approximately $1.9 million in other interest income for payments received on the Ohio Properties and Live 929 Apartments property loans in the first quarter of 2022 that did not recur.

Gain on sale of investments in unconsolidated entities. The gain on sale of JV Equity Investments for the three months ended March 31, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million; and
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million.

The gain on sale of JV Equity Investments for the three months ended March 31, 2022 primarily consisted of the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$602	$1,065	$(463)	-43.5%
Provision for credit losses	(545)	-	(545)	N/A
Depreciation and amortization	405	684	(279)	-40.8%
Interest expense	17,971	3,937	14,034	356.5%
General and administrative	5,073	3,682	1,391	37.8%
Total Expenses	$23,506	$9,368	$14,138	150.9%

Discussion of Total Expenses for the Three Months Ended March 31, 2023 and 2022

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $467,000 for the three months ended March 31, 2022.

Provision for credit losses. The Partnership adopted the CECL standard effective January 1, 2023 and we recorded a cumulative effect of accounting change of approximately $5.9 million directly to Partners’ Capital as of the effective date. The provision for credit losses for the three months ended March 31, 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and is primarily due to the shortening average remaining life of such investments. There was no provision for credit losses for the three months ended March 31, 2022, which was prior to the effective date of the CECL standard.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the three months ended March 31, 2023 as compared to the same period in 2022 due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $292,000 for the three months ended March 31, 2022.

Interest expense. The increase in interest expense for the three months ended March 31, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $6.9 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $497,000 due to higher average principal outstanding of $221.4 million;
•
An increase of approximately $556,000 in amortization of deferred financing costs, which includes approximately $584,000 of unamortized deferred financing costs that were recognized as interest expense upon the redemption of a TOB in February 2023; and
•
An increase of approximately $6.0 million due to a decrease in the fair market value of interest rate derivative instruments attributable to declining forward interest rates.

General and administrative expenses. The increase in general and administrative expenses for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to increases of approximately $626,000 in employee compensation related to higher transactional bonuses and higher salaries, approximately $176,000 in restricted unit compensation expense, and approximately $360,000 in administration fees paid to AFCA2 due to greater assets under management.

Discussion of Income Tax Expense for the Three Months Ended March 31, 2023 and 2022

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the three months ended March 31, 2023 and 2022.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three months ended March 31, 2023 and 2022 (all per BUC amounts are presented giving effect to the one-for-three Reverse Unit Split and the BUCs Distributions on a retroactive basis for all periods presented):

	For the Three Months Ended March 31,
	2023	2022
Net income	$16,791,222	$26,264,018
Change in fair value of derivative instruments	3,435,967	(2,475,131)
Depreciation and amortization expense	404,981	683,662
Provision for credit losses (1)	(545,000)	-
Amortization of deferred financing costs	1,005,767	451,472
Restricted unit compensation expense	349,959	173,898
Deferred income taxes	(982)	7,266
Redeemable Preferred Unit distributions and accretion	(746,650)	(717,744)
Tier 2 Income allocable to the General Partner (2)	(2,415,221)	(2,645,979)
Recovery of prior credit loss (3)	(16,967)	(5,279)
Bond premium, discount and origination fee amortization, net of cash received	(47,181)	(78,375)
Total CAD	$18,215,895	$21,657,808

Weighted average number of BUCs outstanding, basic	22,538,928	22,480,077
Net income per BUC, basic	$0.60	$1.01
Total CAD per BUC, basic	$0.81	$0.96
Cash Distributions declared, per BUC	$0.370	$0.323

(1)
The adjustment for the three months ended March 31, 2023 reflects the change in our allowances for credit losses under the CECL standard that was effective for the Partnership effective January 1, 2023 which requires us to update estimates of expected credit losses for our investments portfolio at each reporting date. The accounting for credit losses for the three months ended March 31, 2022 was subject to previous accounting guidance that was generally applied incurred loss model rather than expected credit losses. There were no credit losses incurred using prior accounting guidance for the three months ended March 31, 2022.

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

For the three months ended March 31, 2023, Tier 2 income allocable to the General Partner consisted of approximately $3.8 million related to the gain on sale of Vantage at Stone Creek and Vantage at Coventry in January 2023, offset by a $1.4 million Tier 2 loss allocable to the General Partner related to the Provision Center 2014-1 MRB realized in January 2023 upon receipt of the majority of expected bankruptcy liquidation proceeds. For the three months ended March 31, 2022, Tier 2 income allocable to the general partner related to the gain on sale of Vantage at Murfreesboro in March 2022.

(3)
The Partnership determined there was a recovery of previously recognized impairment recorded for the Live 929 Apartments Series 2022A MRB prior to the adoption of the CECL standard effective January 1, 2023. The Partnership is accreting the recovery of prior credit loss for this MRB into investment income over the term of the MRB consistent with applicable guidance. The accretion of recovery of value is presented as a reduction to current CAD as the original provision for credit loss was an addback for CAD calculation purposes in the period recognized.

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

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments net of leverage secured by the investment assets; debt service (principal and interest payments) related to our debt financings; repayments of our secured lines of credit balances; the exercise of redemption rights by the holders of the Series A Preferred Units; and distribution payments to Unitholders. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and an MF Property, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable; the exercise of redemption rights by the holders of the Series A Preferred Units; and funding and purchase of additional investment assets, net of leverage secured by the investment assets. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from investments in MRBs, GILs and property loans; and proceeds from asset sales and redemptions. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of March 31, 2023, we reported unrestricted cash on hand of approximately $52.1 million. There are no contractual restrictions of the Partnership’s ability to use unrestricted cash on hand.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of March 31, 2023, except for the Provision Center 2014-1 MRB. Investment receipts, net of interest expense on related debt financings and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

Receipt of cash from our investments in MRBs, taxable MRBs, and JV Equity Investments is dependent upon the generation of net cash flows at multifamily properties that underlie these investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

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

Net Operating Cash Flows from our MF Property

Cash flows generated by the Suites on Paseo MF Property, net of operating expenses, are unrestricted for our use. Such cash flows are subject to risk usually associated with direct investments in student multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 40% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of our equity capital contributions to Vantage JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our Vantage JV Equity Investments, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, N.A., in which we must maintain a balance of not less than $5.0 million. We are subject to various affirmative and negative covenants that, among others, require us to maintain liquidity of not less than $5.0 million, maintain a consolidated tangible net worth of not less than $100.0 million, and to notify BankUnited, N.A. if our consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. We were in compliance with all covenants as of March 31, 2023. The balance of the General LOC was $6.5 million with the ability to draw an additional $33.5 million as of March 31, 2023. The General LOC has a maturity date of June 2023, with options to extend for up to two additional years.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a financial institution of up to $50 million. The Acquisition LOC may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of March 31, 2023. There was no outstanding balance on the Acquisition LOC and approximately $50.0 million was available as of March 31, 2023. The Acquisition LOC has a maturity date of June 2024, with two one-year extension options, subject to certain terms and conditions.

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

The following table summarizes the proceeds from sales of our JV Equity Investments during 2023, inclusive of the return of our initial equity investments:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership
Vantage at Stone Creek	Omaha, NE	294	January 2023	$14,689,244
Vantage at Coventry	Omaha, NE	294	January 2023	13,220,218
				$27,909,462

In February 2023, the Greens of Pine Glen MRBs and property loans were redeemed. We received approximately $10.9 million of cash proceeds upon redemption of the MRBs and property loan. Related TEBS financing principal of $7.6 million was paid down upon redemption.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of March 31, 2023, our primary unleveraged assets were certain MRBs and taxable MRBs with outstanding principal totaling approximately $23.0 million.

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

We are currently party to a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of March 31, 2023, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Available to Issue as of March 31, 2023		Units Issued as of March 31, 2023
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	2,700,000	(1)	800,000
Series B	September 2021	September 2024	10.00	3.40%	Eighth anniversary	10,000,000	(2)	-
Total						12,700,000		800,000
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

In February 2023, we sold 800,000 Series A-1 Preferred Units under the registration statement for the Series A-1 Preferred Units offering referenced in the table above for gross proceeds of $8.0 million.

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
•
Redemptions of Series A Preferred Units; and
•
Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of our operations and real estate operating expenses of our MF Properties. For additional details, see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 and the section captioned “Cash flows from operating activities” in the condensed consolidated statements of cash flows set forth in Item 1 of this report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of March 31, 2023:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Initial Commitment	Remaining Commitment as of March 31, 2023	Remainder of 2023	2024	2025	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$36,275,000	$19,300,000	$15,200,000	$1,775,000	6.25%	(6)
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	26,080,000	21,180,000	21,180,000	-	-	6.00%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	16,420,000	6,400,000	10,020,000	-	SOFR + 3.60% (4)	Variable TOB
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (5)	5,000,000	4,000,000	-	4,000,000	-	SOFR + 3.60%	(6)
Residency at Empire - Series BB-3	December 2022	December 2040	14,000,000	13,945,000	13,945,000	-	-	6.45% (9)	(6)
Residency at Empire - Series BB-4	December 2022	December 2040	47,000,000	47,000,000	8,400,000	34,700,000	3,900,000	6.45% (11)	(6)
Subtotal			152,500,000	138,820,000	69,225,000	63,920,000	5,675,000

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	April 2024 (5)	$12,500,000	$10,500,000	$10,500,000	$-	$-	SOFR + 3.70%	Variable TOB
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	8,000,000	7,000,000	-	7,000,000	-	SOFR + 3.65%	N/A
Residency at Empire - Series BB-T	December 2022	December 2025 (5)	9,404,500	8,404,500	-	-	8,404,500	7.45%	N/A
Subtotal			29,904,500	25,904,500	10,500,000	7,000,000	8,404,500

Governmental Issuer Loans
Osprey Village	July 2021	August 2024 (5)	$60,000,000	$12,375,185	$12,375,185	$-	$-	SOFR + 3.07%	Variable TOB
Poppy Grove I	September 2022	April 2025 (5)	35,688,328	26,842,328	26,842,328	-	-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	22,250,000	17,708,700	8,490,000	9,218,700	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	39,119,507	30,569,507	14,500,000	16,069,507	-	6.78%	Variable TOB
Subtotal			157,057,835	87,495,720	62,207,513	25,288,207	-

Taxable Governmental Issuer Loans
Hope on Avalon	January 2021	August 2023	$10,573,000	$2,573,000	$2,573,000	$-	$-	SOFR + 3.55%	Variable TOB
Poppy Grove I	September 2022	April 2025 (5)	21,157,672	20,157,672	-	20,157,672	-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	10,941,300	9,941,300	-	9,941,300	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	24,480,493	23,480,493	-	19,980,493	3,500,000	6.78%	Variable TOB
Subtotal			67,152,465	56,152,465	2,573,000	50,079,465	3,500,000

Property Loans
Oasis at Twin Lakes	July 2020	August 2023 (5)	$27,704,180	$3,685,523	$3,685,523	$-	$-	LIBOR + 2.50%	Variable TOB
Hilltop at Signal Hills	January 2021	August 2023 (5)	21,197,939	739,802	739,802	-	-	SOFR + 3.07%	Variable TOB
Legacy Commons at Signal Hills	January 2021	February 2024 (5)	32,233,972	1,517,067	1,517,067	-	-	SOFR + 3.07%	Variable TOB
Osprey Village	July 2021	August 2024 (5)	25,500,000	24,500,000	15,000,000	9,500,000	-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	21,351,328	18,671,901	18,671,901	-	-	SOFR + 3.30%	Variable TOB
Subtotal			127,987,419	49,114,293	39,614,293	9,500,000	-

Equity Investments
Vantage at San Marcos (7), (10)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	$-	N/A	N/A
Freestone Greeley (10)	October 2022	N/A	16,035,710	11,325,008	11,325,008	-	-	N/A	N/A
Freestone Cresta Bella	November 2022	N/A	16,405,514	8,691,996	8,691,996	-	-	N/A	N/A
Valage Senior Living Carson Valley	February 2023	N/A	8,163,301	3,977,795	3,977,795	-	-	N/A	N/A
Subtotal			50,519,054	32,938,713	32,938,713	-	-

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (8)	$3,900,000	$3,900,000	$-	$3,900,000	$-	4.85%	N/A
Subtotal			3,900,000	3,900,000	-	3,900,000	-

Total Commitments			$589,021,273	$394,325,691	$217,058,519	$159,687,672	$17,579,500
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
(3)
We have securitized the indicated assets in TOB financing facilities that allow for additional principal proceeds as the remaining investment commitments are funded by us. See Note 16 for further details on debt financing.
(4)
Upon stabilization, the MRB will convert to a fixed rate of 8.0% and become subordinate to the other senior MRBs of the borrower.
(5)
The borrower may elect to extend the maturity date for up to six months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(6)
All draws to date on this investment, if applicable, were funded with available cash or proceeds from the Acquisition LOC. The Partnership intends to securitize the assets in TOB financing facilities for additional principal proceeds. See Note 16 for further details on debt financing.
(7)
The property became a consolidated VIE effective during the fourth quarter of 2021.
(8)
This is the estimated closing date of the associated bond purchase commitment.
(9)
In December 2029, the interest rate will reset to the greater of (i) 3.25% over the then 10-Year SOFR Swap rate, or (ii) 6.00%.

(10)
A development site has been identified for this property but construction had not commenced as of March 31, 2023.
(11)
Upon stabilization, the MRB will resize to an amount not to exceed $3.3 million and become subordinate to the other senior MRBs of the borrower. In December 2029, the interest rate will convert to a fixed rate of 10.0%.

Debt Service on Debt Financings, Secured Notes, Mortgages Payable, and Secured Lines of Credit

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRB, taxable MRB, GIL, taxable GIL and certain property loan investment assets. The financing arrangements generally involve the securitization of these investment assets into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior securities are sold to unaffiliated parties in exchange for debt proceeds. The senior securities require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. We are required to fund any shortfall in principal and interest payable to the senior securities of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs, up to the value of our residual interests. In the case of forbearance or default on an underlying investment asset in a Term TOB or TOB trust financing, we may be required to fund shortfalls in principal and interest payable to the senior securities, repurchase a portion of the outstanding securities, or repurchase the underlying investment asset and seek alternative financing. We anticipate that cash flows from the securitized investment assets will fund normal, recurring principal and interest payments to the senior securities and all trust-related fees.

Our debt financing arrangements include various fixed and variable debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$262,195,066	22.9%	$262,973,604	24.8%
Variable (1)	Variable (1)	409,036,000	35.7%	402,811,000	37.9%
Fixed	Variable	160,329,976	14.0%	165,628,934	15.6%
Fixed	Variable - Hedged (2)	314,540,000	27.4%	230,092,856	21.7%
Total		$1,146,101,042		$1,061,506,394
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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable-rate debt financings through eight interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our interest rate swaps and received net settlement proceeds totaling $829,000 during the three months ended March 31, 2023.

The majority of our variable-rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of March 31, 2023. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps (does not consider our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2023	240,619,994
2024	251,261,167
2025	201,261,965
2026	152,040,799
2027	120,140,799
2028	104,190,799
2029	90,194,299

The table above includes two interest rate swaps with a forward starting date in April 2023. These interest rate swaps were executed in October 2022 and March 2023 to hedge variable rate TOB financing costs beginning in April 2023.

We may be required to post collateral if the value of investment assets securitized in TOB trust financings, plus our net exposure on our interest rate derivatives, drops below a threshold level in the aggregate. Though market interest rates were relatively volatile during the first quarter of 2023, we were not subject to any collateral posting requirements during the three months ended March 31, 2023. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. Our Secured Notes are secured by the cash flows from the residual certificates of our TEBS financings. Interest due on the Secured Notes, net of amounts due to the Partnership on the related total return swap transactions, will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the Secured Notes. The Partnership has guaranteed the payment and performance of the responsibilities under the Secured Notes and related documents.

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

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of March 31, 2023:

	Secured Lines of Credit	Debt Financing	Mortgages Payable	Total
Remainder of 2023	$6,500,000	$82,256,903	$1,690,000	$90,446,903
2024	-	396,760,149	-	396,760,149
2025	-	293,084,108	-	293,084,108
2026	-	60,028,863	-	60,028,863
2027	-	88,279,325	-	88,279,325
Thereafter	-	225,691,694	-	225,691,694
Total	$6,500,000	$1,146,101,042	$1,690,000	$1,154,291,042

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

On March 15, 2023, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.37 per BUC to unitholders of record on March 31, 2023 and payable on April 28, 2023.

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

In February 2023, we received notice from a holder of Series A Preferred Units of its intent to redeem 2,000,000 Series A Preferred Units for redemption proceeds of $20.0 million in August 2023. In April 2023, we received notice from a holder of Series A Preferred Units of its intent to redeem 1,000,000 Series A Preferred Units for redemption proceeds of $10.0 million in October 2023.

In July 2021, our registration statement on Form S-4 to register the offering and issuance of up to 9,450,000 of Series A-1 Preferred Units under a shelf registration process was declared effective by the SEC. The Form S-4 was subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. Under this offering, the Partnership may issue up to 9,450,000 Series A-1 Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units. If unitholders elect to exchange Series A Preferred Units for Series A-1 Preferred Units, the new Series A-1 Preferred Units will not be eligible for redemption until the sixth anniversary of the date of the exchange, except in certain limited circumstances.

In February 2023, we issued 700,000 Series A-1 Preferred Units in exchange for 700,000 outstanding Series A Preferred Units, held by a financial institution which was effectuated under the Form S-4 registration statement referenced above. A total of 3,700,000 of Series A Preferred Units have been exchanged for Series A-1 Preferred Units through March 31, 2023. The remaining 2,750,000 of outstanding Series A Preferred Units, exclusive of redemption requests received, are eligible for exchange under the registration statement on Form S-4 through July 2023.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Cash Flows

For the three months ended March 31, 2023, we used cash of $4.3 million, which was the net result of $199,000 provided by operating activities, $35.9 million used in investing activities, and $31.4 million provided by financing activities.

Cash provided by operating activities totaled $199,000 for the three months ended March 31, 2023, as compared to $9.3 million generated for the three months ended March 31, 2022. The change between periods was primarily due to the following factors:

•
A decrease of $9.5 million in net income, offset by the $1.1 million adjustment for the gain on sale of unconsolidated entities that is considered cash from investing activities;
•
A decrease of $5.2 million of cash related to changes in interest receivable;
•
A decrease of $1.7 million related to changes in the preferred return receivable from unconsolidated entities; and
•
An increase of $5.9 million related to a reduction in the unrealized gain on interest rate derivatives.

Cash used in investing activities totaled $35.9 million for the three months ended March 31, 2023, as compared to cash used of $31.6 million for the three months ended March 31, 2022. The change between periods was primarily due to the following factors:

•
A decrease of $66.3 million of cash due to less MRB paydowns and redemptions, offset by an increase of $8.7 million of cash due to less MRB acquisitions and draw-down funding;
•
A decrease of $3.0 million of cash due to advances on taxable GILs;
•
A decrease of $1.0 million of cash due to less proceeds from the sale of investments in unconsolidated entities;
•
An decrease of $843,000 of cash due a reduction in return of investments in unconsolidated entities;

•
An increase of $30.7 million of cash due to less advances on property loans;
•
An increase of $15.1 million due to property loan principal payments received;
•
An increase of $8.1 million of cash due to less contributions to unconsolidated entities; and
•
An increase of $4.5 million of cash due to less taxable MRB acquisitions and draw-down funding.

Cash provided by financing activities totaled $31.4 million for the three months ended March 31, 2023, as compared to cash provided of $32.9 million for the three months ended March 31, 2022. The change between periods was primarily due to the following factors:

•
A net decrease of $33.5 million of cash due to an increase in payments on the secured lines of credit;
•
A net increase of $21.8 million of cash due to proceeds from debt financing;
•
An increase of $8.0 million of cash related to proceeds from the issuance of Series A-1 Preferred Units; and
•
An increase of $1.9 million of cash due to lower distributions paid.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall maximum leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. In February 2023, the Board of Managers of Greystone Manager approved an increase in the maximum Leverage Ratio from 75% to 80%. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of March 31, 2023, our overall Leverage Ratio was approximately 73%.

Off Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guaranty any obligations of these entities.

We have entered into various financial commitments and guaranties. For additional discussions related to commitments and guaranties, see Note 19 to the condensed consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than those disclosed in Note 22 to the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will be adopted in future periods, see Note 2 to the Partnership’s condensed consolidated financial statements.

Community Investments

The Partnership has invested and intends to invest in assets which are and will be purchased in order to support underlying community development activities targeted to low- and moderate-income individuals, such as affordable housing, small business lending, and job creating activities in areas of the United States. These investments may be eligible for regulatory credit under the Community Reinvestment Act of 1977 ("CRA") and available for allocation to holders of our Preferred Units (see Note 20 to Partnership's condensed consolidated financial statements).

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of April 30, 2023:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
CCBA Senior Garden Apartments	$3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	7,305,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	460,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	3,400,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Hope on Avalon	11,390,000	8/1/2023	12225-12227 South Avalon Blvd	Los Angeles	Los Angeles	CA	90061
Hope on Broadway	13,105,623	8/1/2023	5138 South Broadway	Los Angeles	Los Angeles	CA	90037
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	1,630,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	6,720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs (2)	18,090,000	8/1/2037	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	9,846,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	5,541,300	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	9,550,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (3)	19,055,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (4)	23,400,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (5)	31,500,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	265,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	5,000,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	3,000,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	3,623,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	632,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	75,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	85,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	3,995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	1,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Centennial Crossings Senior Apartments	50,637,656	9/1/2023	15475 East Fair Place	Centennial	Arapahoe	CO	80016
Osprey Village	48,624,815	8/1/2024	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
Magnolia Heights	30,700,000	7/1/2024	10156 Magnolia Heights Circle	Covington	Newton	GA	30014
Maryalice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Willow Place Apartments	27,679,427	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Brookstone Apartments	7,351,468	5/1/2040	4200 Hickory Hills Drive	Waukegan	Lake	IL	60087
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Hilltop at Signal Hills	44,908,137	8/1/2023	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Legacy Commons at Signal Hills	65,336,905	2/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Oasis at Twin Lakes	58,018,657	8/1/2023	2705,2725, & 2745 Herschel St. N	Roseville	Ramsey	MN	55113
Jackson Manor Apartments (6)	6,900,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	23,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	11,211,961	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,985,774	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,808,622	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,559,976	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,769,327	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	19,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	20,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2024	1101 Rutland Drive	Austin	Travis	TX	78758
Scharbauer Flats Apartments	53,386,764	7/1/2023	2300 N. Fairgrounds Road	Midland	Midland	TX	79705
South Park Ranch Apartment Homes	11,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$1,145,081,197
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
(4)
The Partnership committed to provide total funding of MRBs up to $64.0 million and a taxable MRB up to $8.0 million during the acquisition and rehabilitation phase of the property on a draw-down basis. The taxable MRB has a maturity date of 4/1/2025 with an option to extend the maturity six months if stabilization has not occurred. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $44.1 million and will have a maturity date of 3/31/2040.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of March 31, 2023 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The current rising interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to increasing market risk. See the information under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Interest Rate Risk

Volatility in the fixed income markets continued into the first quarter of 2023. The Federal Reserve announced Federal Funds Rate increases totaling 475 basis points during 2022 and through March 31, 2023, and signaled future short term interest rate increases may be needed to combat inflation in the broader economy. In May 2023, the Federal Reserve announced an additional 25 basis point increase in short term interest rates. The Federal Reserve has also stated its intention to reduce its balance sheet of US treasury bonds and mortgage-backed securities which may cause further upward pressure on interest rates. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The nature of our MRB, GIL, and property loan investments and the debt used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates. The majority of our MRB investment bear interest at fixed rates. Our GIL and property loan investments predominantly bear interest at variable rates and all are subject to interest rate floors.

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of March 31, 2023:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$1,185,643	$(2,371,286)	$(4,742,572)	$(7,113,858)	$(9,485,144)
TEBS Debt Financings	112,308	(224,615)	(449,231)	(673,846)	(898,462)
Other Financings & Derivatives	(403,889)	807,777	1,615,554	2,423,332	3,231,109
Variable Rate Investments	(791,184)	1,582,368	3,164,735	4,747,103	6,329,471
Net Interest Income Impact	$102,878	$(205,756)	$(411,514)	$(617,269)	$(823,026)

Per BUC Impact (1)	$0.005	$(0.009)	$(0.018)	$(0.027)	$(0.037)
(1)
The net interest income change per BUC calculated based on 22,538,878 BUCs outstanding as of March 31, 2023.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR, LIBOR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. The amounts in the table above do not consider any potential non-cash derivative fair value adjustments in determining the net interest income impact or per BUC impact. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of March 31, 2023, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 77% of our leverage bears interest at short term variable interest rates. Our remaining 23% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, more than half bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the SOFR index as its preferred alternative rate for USD LIBOR. As of March 31, 2023, LIBOR indices are utilized as the variable benchmark rate on one MRB, one taxable MRB, three property loans, and our General LOC. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from USD LIBOR proceeds. Despite the LIBOR transition in various markets, multi-rate environments may persist in the near term as regulators and working groups have suggested market participants adopt alternative reference rates.

For information on our debt financing and interest rate derivatives see Notes 15 and 17, respectively.

Credit Risk

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by multifamily residential, seniors housing and skilled nursing properties. The MRB and GIL investments are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities or any issuer. In addition, the MRB, GIL and the associated property loan investments are non-recourse obligations of the property owner. As a result, the primary sources of principal and interest payments on our MRB, GIL and property loan investments are the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GIL and construction financing property loan investments have full to limited guaranties of construction completion and payment of principal and accrued interest on the GIL and property loan investments, so we may have additional recourse options for these investments.

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

Defaults on our MRB, GIL, or property loan investments may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net operating cash flow declines, it may affect the market value of the property, which may result in net proceeds from the ultimate sale or refinancing of the property to be insufficient to repay the entire principal balance of our MRB, GIL or property loan investment. In the event of a default, we will have the right to foreclose on the mortgage or deed of trust on the property securing the investment. If we take ownership of the property securing a defaulted MRB or GIL investment, we will be entitled to all net operating cash flows generated by the property and will be subject to risks associated with ownership of multifamily real estate. If such an event occurs, these investments will not provide tax-exempt income. In the event of default, we will likely be required to repay debt secured by our investment using available liquidity or arrange alternative financing, if available, which is likely to be at less favorable terms. Such occurrences will negatively impact our overall available liquidity.

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

	March 31, 2023	December 31, 2022
Texas	35%	37%
California	25%	26%
South Carolina	22%	17%

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of March 31, 2023:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds (1)	$867,384	2.3%	- 7.5%	2.5%	-8.3%	$21,250
(1)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB for figures as of March 31, 2023 as the proton therapy center securing the MRB was successfully sold out of bankruptcy in July 2022 and we received liquidation proceeds of $3.7 million in January 2023. The valuation as of March 31, 2023 is based on expected additional liquidation proceeds of approximately $930,000 at final liquidation.

Real Estate Valuation Risk

We own multifamily real estate and our JV Equity Investments fund the construction, stabilization and sale of market-rate multifamily real estate. The realizable property values for such investments are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by, among other factors, the operating results of the property, cap rates, local market conditions and competition, and interest rates on mortgage financing. Operating results of real estate properties may be affected by many factors, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions. In addition, all outstanding financing directly secured by such real estate properties must be repaid upon sale. Lower sales proceeds may prevent us from collecting our accrued preferred return or the return of our original investment equity, which would result in realized losses on our investments.

Reinvestment Risk

MRB investments may have optional call features that may be exercised by either the borrower or the Partnership that are earlier than the contractual maturity These optional call features may be at either par or premiums to par. In addition, our GIL and most property loan investments are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment asset or for other reasons. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new assets. New MRB, GIL and property loan investment opportunities may not generate the same returns as our current investments such that our reported operating results may decline over time. In addition, rising interest rates and construction costs could limit the ability of developers to initiate new projects for us to finance with MRB, GIL, and property loan investments.

Similarly, we are subject to reinvestment risk on the return of capital from sales of JV Equity Investments. Our strategy involves making JV Equity Investments for the development, stabilization and sale of market-rate multifamily rental properties. Our initial equity contributions are returned upon sale of the underlying properties, at which time we will look to reinvest the capital into new JV Equity Investments or other investments. Fewer new investment opportunities may result from negative changes in various economic factors and those new investments that we do make may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, rising interest rates and increasing construction costs. We have observed declining availability of credit and tighter credit underwriting standards for banks similar to those that provide construction financing for our JV Equity Investments, which may result in lower loan proceeds and higher rates on construction loans in the near-term such that new investment profitability is negatively impacted or more difficult to originate. Lower returns on new investment opportunities will result in declining operating results over time.

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2022, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2023, except those as follows:

Adverse developments affecting the banking industry, such as actual events or concerns regarding bank failures, liquidity, defaults, or non-performance by financial institutions, could adversely affect our current and projected business operations and our financial condition and results of operations.

Recent events involving bank failures, reduced or limited liquidity within the banking industry, defaults, non-performance, and other adverse developments affecting financial institutions or other companies within the financial services industry generally, or concerns or rumors regarding any of these types of events, have recently led to market-wide disruptions and dislocations, and may in the future lead to further liquidity constraints affecting the banking industry. In particular, during 2023, Silicon Valley Bank, Signature Bank, and First Republic Bank were taken over by the FDIC as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, Signature Bank or First Republic Bank, and we did not have any borrowing relationships with these banks, investor concerns regarding the U.S. or international banking industries could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity sources could, among other risks, adversely impact our ability to meet our operating expenses, contractual funding commitments, and other financial obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have a material adverse impact on our liquidity and our current and/or projected business operations, financial condition, and results of operations.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1	Series A-1 Preferred Units Exchange Agreement dated February 15, 2023 (incorporated by reference to Exhibit 10.52 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).

10.2	Series A-1 Preferred Units Subscription Agreement dated February 15, 2023 (incorporated by reference to Exhibit 10.53 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 31, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the periods ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: May 4, 2023	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: May 4, 2023	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer