Form 10-Q
period 2023-06-30
Greystone Housing Impact Investors LP
filed 2023-08-03
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 22,831,317 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties contained in this report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of Greystone Housing Impact Investors LP’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$59,246,152	$51,188,416
Restricted cash	45,764,758	41,448,840
Interest receivable, net	10,315,367	11,628,173
Mortgage revenue bonds held in trust, at fair value (Note 6)	885,677,292	763,208,945
Mortgage revenue bonds, at fair value (Note 6)	20,286,687	36,199,059
Governmental issuer loans
Governmental issuer loans held in trust (Note 7)	304,009,903	300,230,435
Allowance for credit losses (Note 13)	(1,837,000)	-
Governmental issuer loans, net	302,172,903	300,230,435
Property loans
Property loans (Note 8)	145,138,262	175,604,711
Allowance for credit losses (Note 13)	(2,235,000)	(495,000)
Property loans, net	142,903,262	175,109,711
Investments in unconsolidated entities (Note 9)	106,295,533	115,790,841
Real estate assets, net (Note 10)	35,563,000	36,550,478
Other assets (Note 12)	48,458,219	35,774,667
Total Assets	$1,656,683,173	$1,567,129,565

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 14)	$22,468,434	$21,733,506
Distribution payable	9,322,108	10,899,677
Secured lines of credit (Note 15)	12,500,000	55,500,000
Debt financing, net (Note 16)	1,154,029,163	1,058,903,952
Mortgages payable and other secured financing, net (Note 17)	1,690,000	1,690,000
Total Liabilities	1,200,009,705	1,148,727,135

Commitments and Contingencies (Note 19)

Redeemable Preferred Units, $112.5 million redemption value, 11.3 million issued and outstanding, net (Note 20)	112,421,303	94,446,913

Partnersʼ Capital:
General Partner (Note 1)	488,564	285,571
Beneficial Unit Certificates ("BUCs," Note 1)	343,763,601	323,669,946
Total Partnersʼ Capital	344,252,165	323,955,517
Total Liabilities and Partnersʼ Capital	$1,656,683,173	$1,567,129,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Revenues:
Investment income	$22,415,771		$13,825,300		$41,718,456		$28,228,703
Property revenues	1,108,356		1,944,541		2,333,976		3,871,542
Other interest income	4,646,347		1,463,126		9,056,012		4,339,093
Other income	133,467		-		133,467		-
Total revenues	28,303,941		17,232,967		53,241,911		36,439,338
Expenses:
Real estate operating (exclusive of items shown below)	614,692		978,521		1,216,945		2,043,083
Provision for credit losses (Note 13)	(774,000)		-		(1,319,000)		-
Depreciation and amortization	405,408		684,362		810,389		1,368,024
Interest expense	8,988,483		6,776,966		26,959,981		10,714,097
General and administrative	5,109,419		3,808,887		10,182,006		7,490,725
Total expenses	14,344,002		12,248,736		37,850,321		21,615,929
Other Income:
Gain on sale of investments in unconsolidated entities	7,326,084		12,643,501		22,693,013		29,083,251
Income before income taxes	21,286,023		17,627,732		38,084,603		43,906,660
Income tax expense (benefit)	(1,149)		21,051		6,209		35,961
Net income	21,287,172		17,606,681		38,078,394		43,870,699
Redeemable Preferred Unit distributions and accretion	(799,182)		(716,500)		(1,545,832)		(1,434,244)
Net income available to Partners	$20,487,990		$16,890,181		$36,532,562		$42,436,455

Net income available to Partners allocated to:
General Partner	$1,010,088		$232,036		$3,489,146		$2,969,080
Limited Partners - BUCs	19,323,960		16,600,246		32,814,794		39,329,444
Limited Partners - Restricted units	153,942		57,899		228,622		137,931
	$20,487,990		$16,890,181		$36,532,562		$42,436,455
BUC holders' interest in net income per BUC, basic and diluted	$0.85	*	$0.74	**	$1.45	*	$1.74	**
Weighted average number of BUCs outstanding, basic	22,639,852	*	22,582,055	**	22,639,877	*	22,581,421	**
Weighted average number of BUCs outstanding, diluted	22,639,852	*	22,582,055	**	22,639,877	*	22,581,421	**

* On July 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00448 BUCs for each BUC outstanding as of June 30, 2023 (the “Second Quarter 2023 BUCs Distribution”). The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the Second Quarter 2023 BUCs Distribution on a retroactive basis.

** On October 31, 2022, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022 (the “Third Quarter 2022 BUCs Distribution”). On January 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022 (the “Fourth Quarter 2022 BUCs Distribution”). On July 31, 2023, the Partnership completed the Second Quarter 2023 BUCs Distribution (collectively with the Third Quarter 2022 BUCs Distribution and the Fourth Quarter 2022 BUCs Distribution, the “BUCs Distributions”). The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSEING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$21,287,172	$17,606,681	$38,078,394	$43,870,699
Unrealized gain (loss) on securities	(11,499,570)	(19,880,002)	8,897,972	(67,631,658)
Unrealized gain (loss) on bond purchase commitments	(73,376)	(136,370)	39,171	(955,451)
Comprehensive income (loss)	$9,714,226	$(2,409,691)	$47,015,537	$(24,716,410)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted*	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$285,571	22,727,337	$323,669,946	$323,955,517	$43,748,239
Cumulative effect of accounting change (Note 2)	(59,490)	-	(5,889,510)	(5,949,000)	-
Distributions paid or accrued ($0.368 per BUC):*
Regular distribution	(11,756)	-	(1,163,807)	(1,175,563)	-
Distribution of Tier 2 income (Note 3)	(2,415,221)	-	(7,245,663)	(9,660,884)	-
Cash paid in lieu of fractional BUCs	-	-	(2,639)	(2,639)	-
Net income allocable to Partners	2,479,058	-	13,565,514	16,044,572	-
Restricted units awarded	-	102,087	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(151)	-	-	-
Restricted unit compensation expense	3,500	-	346,459	349,959	-
Unrealized gain on securities	203,975	-	20,193,567	20,397,542	20,397,542
Unrealized gain on bond purchase commitments	1,125	-	111,422	112,547	112,547
Balance as of March 31, 2023	486,762	22,829,273	343,585,289	344,072,051	64,258,328
Distributions paid or accrued ($0.368 per BUC):*
Regular distribution	(20,022)	-	(1,982,187)	(2,002,209)	-
Distribution of Tier 2 income (Note 3)	(878,407)	-	(2,635,222)	(3,513,629)	-
Distribution of Tier 3 income (Note 3)	-	-	(3,806,269)	(3,806,269)	-
Net income allocable to Partners	1,010,088	-	19,477,902	20,487,990	-
Restricted units awarded	-	2,155	-	-	-
Restricted unit compensation expense	5,871	-	581,306	587,177	-
Unrealized loss on securities	(114,995)	-	(11,384,575)	(11,499,570)	(11,499,570)
Unrealized loss on bond purchase commitments	(733)	-	(72,643)	(73,376)	(73,376)
Balance as of June 30, 2023	$488,564	22,831,428	$343,763,601	$344,252,165	$52,685,382

	General Partner	# of BUCs - Restricted and Unrestricted**	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$765,550	$22,658,311	$371,646,477	$372,412,027	$114,040,260
Distributions paid or accrued ($0.322 per BUC):**
Distribution of Tier 2 income (Note 3)	(2,430,358)	-	(7,291,072)	(9,721,430)	-
Net income allocable to Partners	2,737,044	-	22,809,230	25,546,274	-
Restricted unit compensation expense	1,739	-	172,159	173,898	-
Unrealized loss on securities	(477,517)	-	(47,274,139)	(47,751,656)	(47,751,656)
Unrealized loss on bond purchase commitments	(8,191)	-	(810,890)	(819,081)	(819,081)
Balance as of March 31, 2022	588,267	22,658,311	339,251,765	339,840,032	65,469,523
Distributions paid or accrued ($0.556 per BUC):**
Distribution of Tier 2 income (Note 3)	(405,190)		(1,215,574)	(1,620,764)
Distribution of Tier 3 income (Note 3)	-	-	(11,378,312)	(11,378,312)	-
Net income allocable to Partners	232,036	-	16,658,145	16,890,181	-
Restricted units forfeited	-	(902)		-	-
Restricted unit compensation expense	1,655	-	163,854	165,509	-
Unrealized loss on securities	(198,800)	-	(19,681,202)	(19,880,002)	(19,880,002)
Unrealized loss on bond purchase commitments	(1,364)	-	(135,006)	(136,370)	(136,370)
Rounding of BUCs upon Reverse Unit Split	-	1,310	-	-	-
Balance as of June 30, 2022	$216,604	22,658,719	$323,663,670	$323,880,274	$45,453,151

* On July 31, 2023, the Partnership completed the Second Quarter 2023 BUCs distribution at a ratio of 0.00448 BUCs for each BUC outstanding as of June 30, 2023. The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the Second Quarter 2023 BUCs Distribution on a retroactive basis.

** On October 31, 2022, the Partnership completed the Third Quarter 2022 BUCs Distribution at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022. On January 31, 2023, the Partnership completed the Fourth Quarter 2022 BUCs Distribution at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022. On July 31, 2023, the Partnership completed the Second Quarter 2023 BUCs Distribution The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$38,078,394	$43,870,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	810,389	1,368,024
Amortization of deferred financing costs	1,398,749	944,192
Gain on sale of investments in unconsolidated entities	(22,693,013)	(29,083,251)
Provision for credit losses	(1,319,000)	-
Recovery of prior credit loss	(34,312)	(22,623)
Gain on derivative instruments, net of cash paid	(2,568,882)	(3,640,299)
Restricted unit compensation expense	937,136	339,407
Bond premium, discount and origination fee amortization	(108,918)	(185,587)
Debt premium amortization	(20,286)	(20,296)
Deferred income tax expense & income tax payable/receivable	6,209	29,068
Change in preferred return receivable from unconsolidated entities, net	(2,375,014)	(272,582)
Accrued interest added to property loan principal	-	(462,428)
Changes in operating assets and liabilities
Decrease in interest receivable	398,447	1,326,082
Decrease in other assets	808,666	304,381
Decrease in accounts payable, accrued expenses and other liabilities	(293,182)	(178,053)
Net cash provided by operating activities	13,025,383	14,316,734
Cash flows from investing activities:
Capital expenditures	(460,303)	(223,443)
Proceeds from sale of land held for development	441,714	-
Advances on mortgage revenue bonds	(111,787,688)	(89,944,250)
Advances on taxable mortgage revenue bonds	(6,319,875)	(8,375,750)
Advances on governmental issuer loans	(37,779,468)	(56,687,899)
Advances on taxable governmental issuer loans	(5,573,000)	-
Advances on property loans	(17,839,242)	(61,938,490)
Contributions to unconsolidated entities	(8,449,792)	(20,600,522)
Proceeds from sale of investments in unconsolidated entities	44,010,188	48,664,660
Return of investments in unconsolidated entities	-	1,162,258
Principal payments received on mortgage revenue bonds and contingent interest	14,821,610	88,232,881
Principal payments received on governmental issuer loans	34,000,000	-
Principal payments received on taxable mortgage revenue bonds	5,658	5,172
Principal payments received on property loans	48,305,691	3,250,980
Net cash used in investing activities	(46,624,507)	(96,454,403)
Cash flows from financing activities:
Distributions paid	(23,186,928)	(23,896,388)
Proceeds from debt financing	194,772,000	172,250,000
Principal payments on debt financing	(99,847,240)	(60,137,809)
Principal payments on mortgages payable	-	(463,525)
Principal borrowing on secured lines of credit	89,600,000	37,107,000
Principal payments on secured lines of credit	(132,600,000)	(43,367,000)
Decrease in security deposit liability related to restricted cash	(28,050)	(28,357)
Proceeds upon issuance of Redeemable Preferred Units	18,000,000	-
Proceeds upon exchange of Redeemable Preferred Units	-	20,000,000
Payment upon exchange of Redeemable Preferred Units	-	(20,000,000)
Debt financing and other deferred costs paid	(737,004)	(1,640,463)
Net cash provided by financing activities	45,972,778	79,823,458
Net increase (decrease) in cash, cash equivalents and restricted cash	12,373,654	(2,314,211)
Cash, cash equivalents and restricted cash at beginning of period	92,637,256	151,932,470
Cash, cash equivalents and restricted cash at end of period	$105,010,910	$149,618,259

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,027,005	$12,931,712
Cash paid during the period for income taxes	-	6,893
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	9,322,108	12,999,077
Distributions declared but not paid for Preferred Units	792,083	708,750
Exchange of Redeemable Preferred Units	7,000,000	-
Non-cash contribution to unconsolidated entity	997,062	-
Capital expenditures financed through accounts payable	1,026	546
Deferred financing costs financed through accounts payable	255,217	29,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$59,246,152	$104,570,584
Restricted cash	45,764,758	45,047,675
Total cash, cash equivalents and restricted cash	$105,010,910	$149,618,259

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

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The outstanding Series A Preferred Units and Series A-1 Preferred Units are redeemable in the future (Note 20). The Partnership had not yet issued Series B Preferred Units as of June 30, 2023. The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders."

On December 5, 2022, America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”), in its capacity as the general partner of the Partnership, and Greystone ILP, Inc. (the “Initial Limited Partner”), in its capacity as the initial limited partner of the Partnership, entered into the Greystone Housing Impact Investors LP Second Amended and Restated Agreement of Limited Partnership, which was further amended pursuant to a First Amendment dated as of June 6, 2023 (as so amended, the “Partnership Agreement”). Mortgage investments, as defined in the Partnership Agreement, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans. The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than mortgage investments provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt investments and other investments cannot exceed 25% of the Partnership's total assets at the time of acquisition as required under the Partnership Agreement. Tax-exempt investments and other investments primarily consist of real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

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
•
One wholly owned corporation (the "Greens Hold Co”), which owns certain property loans and owned 100% of The 50/50 MF Property, a real estate asset; and
•
Lindo Paseo LLC, a wholly owned limited liability company, which owns 100% of the Suites on Paseo MF Property.

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

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent related amendments (“ASC 326”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss (“CECL”) model. The CECL model establishes a single allowance framework for financial assets carried at amortized cost which reflects an estimate of credit losses over the remaining expected life of financial assets. The adoption of the ASU 2016-13 requires a cumulative-effect adjustment to Partners’ Capital upon adoption. Additionally, ASU 2016-13 requires enhanced disclosures, including additional disclosures regarding credit quality. The allowance for credit losses is presented as a valuation reserve to the corresponding assets on the Partnership’s condensed consolidated balance sheets. Expected credit losses related to non-cancelable unfunded commitments and financial guaranties are accounted for as separate liabilities and are included in “Accounts payable, accrued expenses and other liabilities” on the Partnership’s condensed consolidated balance sheets. Upon adoption on January 1, 2023, the Partnership recorded a cumulative effect of accounting change of approximately $5.9 million as a direct reduction to Partners’ Capital. Subsequent changes to the allowance for credit losses are recognized through “Provision for credit losses” on the Partnership’s condensed consolidated statements of operations.

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership estimates allowances for credit losses for its GILs, taxable GILs, property loans and related non-cancelable funding commitments using a Weighted Average Remaining Maturity (“WARM”) method loss-rate model, combined with qualitative factors that are sensitive to changes in forecasted economic conditions. The Partnership applies qualitative factors related to risk factors and changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Partnership’s best estimate of current expected credit losses. The WARM method pools assets sharing similar characteristics and utilizes a historical annual charge-off rate which is applied to the outstanding asset balances over the remaining weighted average life of the pool, adjusted for certain qualitative factors to estimate expected credit losses. The Partnership has minimal history with GILs, taxable GILs, and property loans to date and has had minimal historical credit losses to date. As such, the Partnership uses historical annual charge-off data for similar assets from publicly available loan data through the Federal Financial Institution Examination Council (“FFIEC”). The Partnership adjusts for current conditions and the impact of qualitative forecasts that are reasonable and supportable. The Partnership assesses qualitative adjustments related to, but not limited to, credit quality changes in the asset portfolio, general economic conditions, changes in the affordable multifamily real estate markets, changes in lending policies and underwriting, and underlying collateral values.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022. These condensed consolidated financial statements and notes have been prepared consistently with the 2022 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of June 30, 2023, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

The Federal Reserve announced seven increases in short-term interest rates totaling 425 basis points during 2022 and additional increases totaling 100 basis points through July 2023. The Federal Reserve has signaled further future short-term interest rate increases may be needed to combat inflation in the broader economy. In addition, geopolitical conflicts continue to impact the general global economic environment. These factors have caused volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, which may result in collateral posting requirements under our debt financing arrangements. In addition, increases in short-term interest rates will generally result in increases in the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The on-going inflationary environment in the United States may increase operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Higher general and administrative expenses of the Partnership and real estate operating expenses of the MF Properties may adversely affect the Partnership’s operating results, including a reduction in net income.

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

On June 14, 2023, the Partnership declared the supplemental Second Quarter 2023 BUCs Distribution payable in the form of additional BUCs equal to $0.07 per BUC. The Second Quarter 2023 BUCs Distribution was paid at a ratio of 0.00448 BUCs for each issued and outstanding BUC as of the record date of June 30, 2023, which represents an amount per BUC based on the closing price of the BUCs on the NYSE on June 13, 2023. The Second Quarter 2023 BUCs Distribution was completed on July 31, 2023. There were no fractional BUCs issued in connection with the Second Quarter 2023 BUCs Distributions. All fractional BUCs resulting from the Second Quarter 2023 BUCs Distributions received cash for such fraction based on the market value of the BUCs on the record date.

The Second Quarter 2023 BUCs Distribution has been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s condensed consolidated financial statements.

Restricted Unit Awards (“RUA” or “RUAs”)

The Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (the “Plan”), as originally approved by the BUC holders in September 2015, permits the grant of RUAs and other awards to the employees of Greystone Manager, or any affiliate, who performs services for Greystone Manager, the Partnership or an affiliate, and members of the Board of Managers of Greystone Manager. The Plan permits total grants of RUAs of up to 1.0 million BUCs.

RUAs have historically been granted with vesting conditions ranging from three months to up to three years. RUAs typically provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control, or upon death or disability of the participant. The number of outstanding RUAs was not impacted by the Second Quarter 2023 BUCs Distribution as holders of RUAs did not participate in the BUCs Distribution, but rather received cash in an amount equal to the value of the BUCs distributions. The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The Partnership accounts for modifications to RUAs as they occur, if the fair value of the RUAs change, if there are changes to vesting conditions or if the awards no longer qualify for equity classification. The Partnership accounts for forfeitures as they occur.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three and six months ended June 30, 2023 and 2022.

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

The Partnership held variable interests in 31 and 35 non-consolidated VIEs as of June 30, 2023 and December 31, 2022, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of June 30, 2023 and December 31, 2022:

	Maximum Exposure to Loss of Non-consolidated VIEs
	June 30, 2023	December 31, 2022
Mortgage revenue bonds	$85,175,563	$71,629,581
Taxable mortgage revenue bonds	6,532,731	3,044,829
Governmental issuer loans	210,529,903	300,230,435
Taxable governmental issuer loans	13,573,000	8,000,000
Property loans	99,672,943	169,002,497
Investments in unconsolidated entities	106,295,533	115,790,841
	$521,779,673	$667,698,183

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with MRBs and taxable MRBs as of June 30, 2023 is equal to the Partnership’s cost adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $102.5 million and $23.4 million, respectively, as of June 30, 2023 (Note 19).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of June 30, 2023 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $67.1 million, $53.6 million, $35.8 million, and $22.1 million, respectively, as of June 30, 2023 (Note 19).
6. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 16). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,824,982	$875,798	$-	$10,700,780
Glenview Apartments - Series A (3)	CA	4,342,630	263,018	-	4,605,648
Harmony Court Bakersfield - Series A (4)	CA	3,582,325	249,635	-	3,831,960
Harmony Terrace - Series A (4)	CA	6,632,457	617,297	-	7,249,754
Harden Ranch - Series A (2)	CA	6,403,184	485,216	-	6,888,400
Las Palmas II - Series A (4)	CA	1,625,106	138,540	-	1,763,646
Lutheran Gardens (7), (8)	CA	10,352,000	-	(78,748)	10,273,252
Montclair Apartments - Series A (3)	CA	2,352,645	161,511	-	2,514,156
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,475,217	835,516	-	8,310,733
Montevista - Series A (6)	CA	6,632,442	930,803	-	7,563,245
Ocotillo Springs - Series A (6), (9)	CA	11,090,000	-	(218,036)	10,871,964
Residency at Empire - Series BB-1 (6)	CA	14,118,500	1,068,055	-	15,186,555
Residency at Empire - Series BB-2 (6)	CA	4,000,000	339,016	-	4,339,016
Residency at the Entrepreneur - Series J-1 (6)	CA	9,087,730	177,923	-	9,265,653
Residency at the Entrepreneur - Series J-2 (6)	CA	7,500,000	221,377	-	7,721,377
Residency at the Entrepreneur - Series J-3 (6)	CA	4,900,000	702,898	-	5,602,898
Residency at the Mayer - Series A (6)	CA	29,564,333	-	-	29,564,333
San Vicente - Series A (4)	CA	3,350,883	253,336	-	3,604,219
Santa Fe Apartments - Series A (3)	CA	2,850,142	184,119	-	3,034,261
Seasons at Simi Valley - Series A (4)	CA	4,110,744	476,314	-	4,587,058
Seasons Lakewood - Series A (4)	CA	7,065,009	657,555	-	7,722,564
Seasons San Juan Capistrano - Series A (4)	CA	11,895,167	1,028,404	-	12,923,571
Summerhill - Series A (4)	CA	6,168,706	159,350	-	6,328,056
Sycamore Walk - Series A (4)	CA	3,405,258	211,317	-	3,616,575
The Village at Madera - Series A (4)	CA	2,962,861	215,991	-	3,178,852
Tyler Park Townhomes - Series A (2)	CA	5,575,268	171,026	-	5,746,294
Village at Hanford Square - Series H (6)	CA	10,400,000	1,178,369	-	11,578,369
Vineyard Gardens - Series A (6)	CA	3,891,760	487,062	-	4,378,822
Westside Village Market - Series A (2)	CA	3,643,429	220,158	-	3,863,587
MaryAlice Circle Apartments (6)	GA	5,900,000	835,136	-	6,735,136
Brookstone (1)	IL	7,258,852	1,156,144	-	8,414,996
Copper Gate Apartments (2)	IN	4,840,000	49,792	-	4,889,792
Renaissance - Series A (3)	LA	10,508,550	866,569	-	11,375,119
Live 929 Apartments - Series 2022A (6)	MD	58,220,143	2,346,545	-	60,566,688
Meadow Valley (10)	MI	11,584,949	-	(1,145,911)	10,439,038
Jackson Manor Apartments (6)	MS	6,900,000	-	-	6,900,000
Village Point (7), (8)	NJ	23,000,000	-	(231,003)	22,768,997
Silver Moon - Series A (3)	NM	7,519,458	878,706	-	8,398,164
Village at Avalon (5)	NM	15,876,344	1,795,636	-	17,671,980
Columbia Gardens (4)	SC	12,448,181	775,453	-	13,223,634
Companion at Thornhill Apartments (4)	SC	10,713,904	615,842	-	11,329,746
The Ivy Apartments (6)	SC	30,572,314	1,865,581	-	32,437,895
The Palms at Premier Park Apartments (2)	SC	18,006,845	524,770	-	18,531,615
The Park at Sondrio - Series 2022A (6)	SC	38,100,000	2,610,201	-	40,710,201
The Park at Vietti - Series 2022A (6)	SC	26,985,000	2,003,286	-	28,988,286
Village at River's Edge (4)	SC	9,608,510	615,950	-	10,224,460
Willow Run (4)	SC	12,274,963	763,763	-	13,038,726
Windsor Shores Apartments - Series A (6)	SC	21,545,000	1,492,942	-	23,037,942
Arbors at Hickory Ridge (2)	TN	10,505,964	1,794,215	-	12,300,179
Avistar at Copperfield - Series A (6)	TX	13,456,617	883,081	-	14,339,698
Avistar at the Crest - Series A (2)	TX	8,830,600	921,875	-	9,752,475
Avistar at the Oaks - Series A (2)	TX	7,145,084	608,686	-	7,753,770
Avistar at the Parkway - Series A (3)	TX	12,351,439	766,179	-	13,117,618
Avistar at Wilcrest - Series A (6)	TX	5,099,785	144,580	-	5,244,365
Avistar at Wood Hollow - Series A (6)	TX	38,722,553	2,345,278	-	41,067,831
Avistar in 09 - Series A (2)	TX	6,169,501	599,971	-	6,769,472
Avistar on the Boulevard - Series A (2)	TX	15,043,885	1,396,203	-	16,440,088
Avistar on the Hills - Series A (2)	TX	4,891,684	505,488	-	5,397,172
Bruton Apartments (4)	TX	17,302,338	-	-	17,302,338
Concord at Gulfgate - Series A (4)	TX	18,299,434	1,664,850	-	19,964,284
Concord at Little York - Series A (4)	TX	12,819,619	1,204,733	-	14,024,352
Concord at Williamcrest - Series A (4)	TX	19,858,964	1,866,260	-	21,725,224
Crossing at 1415 - Series A (4)	TX	7,127,386	560,951	-	7,688,337
Decatur Angle (4)	TX	21,758,071	-	-	21,758,071
Esperanza at Palo Alto (4)	TX	18,834,872	2,142,732	-	20,977,604
Heights at 515 - Series A (4)	TX	6,525,244	567,659	-	7,092,903
Heritage Square - Series A (3)	TX	10,256,839	559,509	-	10,816,348
Oaks at Georgetown - Series A (4)	TX	11,851,912	751,697	-	12,603,609
Runnymede (1)	TX	9,465,000	40,656	-	9,505,656
Southpark (1)	TX	11,292,532	1,307,327	-	12,599,859
15 West Apartments (4)	WA	9,413,706	1,524,320	-	10,938,026
Mortgage revenue bonds held in trust		$833,688,820	$53,662,170	$(1,673,698)	$885,677,292
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
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of June 30, 2023, the MRB has been in an unrealized loss position for less than 12 months.
(9)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of June 30, 2023, the MRB has been in an unrealized loss position for more than 12 months.
(10)
The Partnership has a remaining MRB funding commitment of $32.5 million as of June 30, 2023. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining $32.5 million funding commitment outstanding as of June 30, 2023 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of June 30, 2023, the MRB has been in an unrealized loss position for more than 12 months.

	June 30, 2023
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
40rty on Colony - Series P	CA	$5,964,861	$-	$-	$5,964,861
CCBA Senior Garden Apartments	CA	3,775,183	138,369	-	3,913,552
Residency at Empire - Series BB-3	CA	55,000	620,102	-	675,102
Residency at the Entrepreneur - Series J-5	CA	1,000,000	-	-	1,000,000
Solano Vista - Series A	CA	2,621,702	351,700	-	2,973,402
Handsel Morgan Village Apartments	GA	2,150,000	283,203	-	2,433,203
Provision Center 2014-1	TN	929,005	-	-	929,005
Avistar at the Crest - Series B	TX	721,611	50,865	-	772,476
Avistar at the Oaks - Series B	TX	528,624	33,042	-	561,666
Avistar at the Parkway - Series B	TX	122,946	20,243	-	143,189
Avistar in 09 - Series B	TX	436,067	29,637	-	465,704
Avistar on the Boulevard - Series B	TX	428,784	25,743	-	454,527
Mortgage revenue bonds held by the Partnership		$18,733,783	$1,552,904	$-	$20,286,687

	December 31, 2022
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Courtyard - Series A (4)	CA	$9,874,603	$888,242	$-	$10,762,845
Glenview Apartments - Series A (3)	CA	4,372,370	309,570	-	4,681,940
Harmony Court Bakersfield - Series A (4)	CA	3,600,418	274,456	-	3,874,874
Harmony Terrace - Series A (4)	CA	6,665,787	625,752	-	7,291,539
Harden Ranch - Series A (2)	CA	6,449,455	581,466	-	7,030,921
Las Palmas II - Series A (4)	CA	1,633,397	140,681	-	1,774,078
Lutheran Gardens (7)	CA	10,352,000	127,107	-	10,479,107
Montclair Apartments - Series A (3)	CA	2,368,757	199,617	-	2,568,374
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,507,111	834,292	-	8,341,403
Montevista - Series A (6)	CA	6,656,219	902,690	-	7,558,909
Ocotillo Springs - Series A (6), (8)	CA	11,090,000	-	(331,311)	10,758,689
Residency at the Entrepreneur - Series J-1 (6)	CA	9,088,496	122,815	-	9,211,311
Residency at the Entrepreneur - Series J-2 (6)	CA	7,500,000	176,092	-	7,676,092
Residency at the Entrepreneur - Series J-3 (6)	CA	3,900,000	726,834	-	4,626,834
Residency at the Mayer - Series A (6)	CA	26,067,585	-	-	26,067,585
San Vicente - Series A (4)	CA	3,367,978	255,787	-	3,623,765
Santa Fe Apartments - Series A (3)	CA	2,869,660	216,000	-	3,085,660
Seasons at Simi Valley - Series A (4)	CA	4,137,438	522,910	-	4,660,348
Seasons Lakewood - Series A (4)	CA	7,100,512	666,562	-	7,767,074
Seasons San Juan Capistrano - Series A (4)	CA	11,954,944	1,038,904	-	12,993,848
Summerhill - Series A (4)	CA	6,199,861	265,296	-	6,465,157
Sycamore Walk - Series A (4)	CA	3,428,986	124,598	-	3,553,584
The Village at Madera - Series A (4)	CA	2,977,825	247,354	-	3,225,179
Tyler Park Townhomes - Series A (2)	CA	5,616,043	264,300	-	5,880,343
Vineyard Gardens - Series A (6)	CA	3,908,104	514,719	-	4,422,823
Westside Village Market - Series A (2)	CA	3,670,075	267,369	-	3,937,444
Brookstone (1)	IL	7,286,052	1,286,871	-	8,572,923
Copper Gate Apartments (2)	IN	4,840,000	117,014	-	4,957,014
Renaissance - Series A (3)	LA	10,585,375	645,412	-	11,230,787
Live 929 Apartments - Series 2022A (6)	MD	58,107,262	2,217,857	-	60,325,119
Jackson Manor Apartments (6)	MS	6,900,000	-	-	6,900,000
Greens Property - Series A (2)	NC	7,599,000	597	-	7,599,597
Silver Moon - Series A (3)	NM	7,557,312	863,401	-	8,420,713
Village at Avalon (5)	NM	15,942,560	1,727,010	-	17,669,570
Columbia Gardens (4)	SC	12,542,207	968,469	-	13,510,676
Companion at Thornhill Apartments (4)	SC	10,786,181	709,979	-	11,496,160
The Palms at Premier Park Apartments (2)	SC	18,137,042	808,555	-	18,945,597
The Park at Sondrio - Series 2022A (6)	SC	38,100,000	-	-	38,100,000
The Park at Vietti - Series 2022A (6)	SC	26,985,000	-	-	26,985,000
Village at River's Edge (4)	SC	9,649,659	590,962	-	10,240,621
Willow Run (4)	SC	12,368,964	953,988	-	13,322,952
Arbors at Hickory Ridge (2)	TN	10,591,726	2,005,029	-	12,596,755
Avistar at Copperfield - Series A (6)	TX	13,532,636	919,463	-	14,452,099
Avistar at the Crest - Series A (2)	TX	8,896,378	975,504	-	9,871,882
Avistar at the Oaks - Series A (2)	TX	7,196,674	717,701	-	7,914,375
Avistar at the Parkway - Series A (3)	TX	12,429,842	950,930	-	13,380,772
Avistar at Wilcrest - Series A (6)	TX	5,128,595	170,370	-	5,298,965
Avistar at Wood Hollow - Series A (6)	TX	38,941,304	2,645,832	-	41,587,136
Avistar in 09 - Series A (2)	TX	6,214,048	619,707	-	6,833,755
Avistar on the Boulevard - Series A (2)	TX	15,155,942	1,290,551	-	16,446,493
Avistar on the Hills - Series A (2)	TX	4,927,003	523,079	-	5,450,082
Bruton Apartments (4)	TX	17,381,296	281,271	-	17,662,567
Concord at Gulfgate - Series A (4)	TX	18,404,942	1,842,303	-	20,247,245
Concord at Little York - Series A (4)	TX	12,893,533	1,249,523	-	14,143,056
Concord at Williamcrest - Series A (4)	TX	19,973,464	1,935,645	-	21,909,109
Crossing at 1415 - Series A (4)	TX	7,170,756	605,369	-	7,776,125
Decatur Angle (4)	TX	21,866,672	77,837	-	21,944,509
Esperanza at Palo Alto (4)	TX	18,916,082	2,209,462	-	21,125,544
Heights at 515 - Series A (4)	TX	6,564,951	573,569	-	7,138,520
Heritage Square - Series A (3)	TX	10,325,196	671,790	-	10,996,986
Oaks at Georgetown - Series A (4)	TX	11,911,472	746,300	-	12,657,772
Runnymede (1)	TX	9,535,000	45,577	-	9,580,577
Southpark (1)	TX	11,257,062	1,352,726	-	12,609,788
15 West Apartments (4)	WA	9,454,318	1,534,060	-	10,988,378
Mortgage revenue bonds held in trust		$718,413,130	$45,127,126	$(331,311)	$763,208,945

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
The Partnership has accrued interest receivable related to its MRBs of $5.3 million and $4.3 million as of June 30, 2023 and December 31, 2022, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of June 30, 2023. See Note 19 for additional information regarding the Partnership’s MRB funding commitments.

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

MRB Activity in the First Six Months of 2023

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the six months ended June 30, 2023:

Property Name	Month Acquired	Property Location	Units		Maturity Date	Interest Rate		Initial Principal Funding
Windsor Shores Apartments - Series A	January	Columbia, SC	176		2/1/2030	6.50%		$21,545,000
The Ivy Apartments	January	Greenville, SC	212		2/1/2030	6.50%		30,500,000
Residency at the Entrepreneur - Series J-5 (1)	February	Los Angeles, CA	200		4/1/2025	SOFR + 3.60%	(2)	1,000,000
Handsel Morgan Village Apartments	April	Buford, GA	45		3/1/2041	6.75%		2,150,000
MaryAlice Circle Apartments	April	Buford, GA	98		3/1/2041	6.75%		5,900,000
Village at Hanford Square - Series H	May	Hanford, CA	100		5/1/2030	6.65%		10,400,000
Village Point	May	Monroe Township, NJ	120	(3)	6/1/2030	6.875%		23,000,000
40rty on Colony - Series P	June	La Mesa, CA	40		6/1/2030	7.05%		5,950,000
								$100,445,000

(1)
The Partnership has committed to provide funding for the Series J-5 MRB totaling $5.0 million. See Note 19.
(2)
The interest rate is subject to an all-in floor of 3.87%.
(3)
Village Point is a seniors housing property with 120 beds in 92 units.

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the six months ended June 30, 2023:

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
(2)
The interest rate is subject to an all-in floor of 3.87%. Upon stabilization, the Series J-4 MRB will become subordinate to the Series J-1, J-2, and J-3 MRBs and will convert to a fixed rate of 8.0%. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $1.5 million.
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

All GILs were held in trust in connection with TOB trust financings as of June 30, 2023 and December 31, 2022 (Note 16). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of June 30, 2023 and December 31, 2022:

						As of June 30, 2023
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (3)	June 2020	Midland, TX	300	1/1/2024	SIFMA + 3.10%	7.11%	$40,000,000
Centennial Crossings (3)	August 2020	Centennial, CO	209	9/1/2023	SIFMA + 2.75%	6.76%	33,080,000
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	8.13%	34,620,000
Hilltop at Signal Hills (3)	January 2021	St. Paul, MN	146	8/1/2023	SOFR + 3.07%	8.13%	24,450,000
Hope on Avalon	January 2021	Los Angeles, CA	88	8/1/2023	SIFMA + 3.75%	7.76%	23,390,000
Hope on Broadway	January 2021	Los Angeles, CA	49	8/1/2023	SIFMA + 3.75%	7.76%	13,105,623
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	8.13%	58,526,980
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	8.36%	25,000,000
Magnolia Heights (3)	June 2022	Covington, GA	200	7/1/2024	SOFR + 3.85%	8.91%	20,400,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	13,346,000
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	6,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	11,550,000
			2,191				$304,009,903
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

The Partnership has accrued interest receivable related to its GILs of $2.7 million and $3.8 million as of June 30, 2023 and December 31, 2022, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs with total outstanding principal of $215.7 million and for property loans with total outstanding principal of $95.4 million (Note 8) as of June 30, 2023. The guaranties relate to the Partnership’s investments in Scharbauer Flats Apartments, Centennial Crossings, Legacy Commons at Signal Hills, Hilltop at Signal Hills, Osprey Village, and Willow Place Apartments.

The Partnership has remaining commitments to provide additional funding of certain GILs during construction and/or rehabilitation of the secured properties as of June 30, 2023. See Note 19 for further information regarding the Partnership’s remaining GIL funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. The Partnership’s allowance for credit losses associated with its GILs was approximately $1.8 million as of June 30, 2023. See Note 13 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Six Months of 2023

In June 2023, the Oasis at Twin Lakes GIL was purchased by Freddie Mac through a servicer. The partnership received proceeds of approximately $34.1 million representing 100% of the outstanding principal and accrued interest from the sale of the GIL to Freddie Mac.

In June 2023, the Partnership recognized a fee of approximately $100,000 in other income in connection with an extension of the maturity date of the Scharbauer Flats Apartments GIL to January 1, 2024.

Activity in the First Six Months of 2022

During the six months ended June 30, 2022, the Partnership entered into a $20.4 million GIL commitment to provide construction financing for Magnolia Heights on a draw-down basis.

8. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific loan loss allowances, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Centennial Crossings	$17,557,656	$-	$17,557,656	9/1/2023	SOFR + 2.61%
Hilltop at Signal Hills	21,197,939	-	21,197,939	8/1/2023	SOFR + 3.07%
Legacy Commons at Signal Hills	32,233,972	-	32,233,972	2/1/2024	SOFR + 3.07%
Magnolia Heights	8,118,546	-	8,118,546	7/1/2024	SOFR + 3.85%
Osprey Village	1,000,000	-	1,000,000	8/1/2024	SOFR + 3.07%
Scharbauer Flats Apartments	13,386,764	-	13,386,764	1/1/2024	SOFR + 2.96%
Willow Place Apartments	10,031,032	-	10,031,032	10/1/2024	SOFR + 3.30%
Subtotal	103,525,909	-	103,525,909

Mezzanine Financing (2)
SoLa Impact Opportunity Zone Fund	$35,210,000	$-	$35,210,000	12/30/2024	7.875%
Subtotal	35,210,000	-	35,210,000

Other
The 50/50 MF Property	$5,453,759	$-	$5,453,759	3/11/2048	9.00%
Avistar (February 2013 portfolio)	201,972	-	201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	6,402,353	(495,000)	5,907,353

Total	$145,138,262	$(495,000)	$144,643,262

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

The Partnership has accrued interest receivable related to its property loans of $1.8 million and $3.2 million as of June 30, 2023 and December 31, 2022, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured properties as of June 30, 2023. See Note 19 for further information regarding the Partnership’s remaining property loan funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. The Partnership allowances for credit losses associated with its property loans was approximately $2.2 million as of June 30, 2023. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Six Months of 2023

The following property loan principal payments were received during the six months ended June 30, 2023:

Property Name	Month Redeemed	Principal Proceeds
Greens Property	February 2023	$850,000
Scharbauer Flats	February 2023	10,773,236
Centennial Crossings	March 2023	6,692,344
SoLa Impact Opportunity Zone Fund	May 2023	3,790,000
Magnolia Heights	June 2023	2,181,454
Oasis at Twin Lakes	June 2023	24,018,657
		$48,305,691

Concurrent with the redemption of the Greens Property loan, the Partnership received cash as payment for accrued interest of approximately $1.6 million.

In June 2023, the Partnership recognized a fee of approximately $33,000 in other income in connection with an extension of the maturity date of the Scharbauer Flats Apartments property loan to January 1, 2024.

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

The following table provides the details of the investments in unconsolidated entities as of June 30, 2023 and December 31, 2022:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of June 30, 2023	Carrying Value as of December 31, 2022
Current Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	13,235,090	13,051,936
Vantage at Hutto	Hutto, TX	288		December 2021	N/A	13,233,068	12,590,292
Vantage at Loveland	Loveland, CO	288		April 2021	N/A	18,846,131	18,109,568
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	14,599,629	14,029,032
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	12,488,381	12,000,297
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	N/A	12,752,141	12,253,749
Freestone Greeley	Greeley, CO	296		N/A	N/A	4,961,492	4,775,708
Freestone Cresta Bella	San Antonio, TX	296		February 2023	N/A	10,598,471	6,263,083
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	N/A	5,581,130	-
Subtotal						106,295,533	93,073,665

Previously Sold Investments
Vantage at Stone Creek	Omaha, NE	294		March 2018	April 2020	$-	$5,465,967
Vantage at Coventry	Omaha, NE	294		September 2018	February 2021	-	6,826,584
Vantage at Conroe	Conroe, TX	288		April 2019	January 2021	-	10,424,625
Subtotal						-	22,717,176

						$106,295,533	$115,790,841
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of June 30, 2023. See Note 19 for further information regarding the Partnership’s remaining equity funding commitments.

Activity in the First Six Months of 2023

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the six months ended June 30, 2023:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain (loss) on Sale
Vantage at Stone Creek	Omaha, NE	294	January 2023	$14,689,244	$108,295	$9,114,980
Vantage at Coventry	Omaha, NE	294	January 2023	13,220,218	135,501	6,258,133
Vantage at Murfreesboro	Murfreesboro, TN	288	(1)	(6,184)	-	(6,184)
Vantage at O'Connor	San Antonio, TX	288	(2)	(11,744)	-	(11,744)
Vantage at Conroe	Conroe, TX	288	June 2023	19,828,060	2,065,608	7,337,828
				$47,719,594	$2,309,404	$22,693,013
(1)
In February 2023, the Partnership returned sales proceeds of approximately $6,200 associated with final settlements of the Vantage at Murfreesboro sale in March 2022. The Partnership recognized the amount in "Gain on sale of investment in an unconsolidated entity" on the Partnership’s condensed consolidated statements of operations.
(2)
In May 2023, the Partnership returned sales proceeds of approximately $12,000 associated with final settlements of the Vantage at O'Connor sale in July 2022. The Partnership recognized the amount in "Gain on sale of investment in an unconsolidated entity" on the Partnership's condensed consolidated statement of operations.

New Equity Commitments:

In February 2023, the Partnership executed an $8.2 million equity commitment to fund the construction of Valage Senior Living Carson Valley.

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

Summarized Unconsolidated Entity Level Financial Data

The following table provides combined summary financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Property Revenues	$3,272,517	$5,433,813	$7,021,960	$12,115,104
Gain on sale of property	$17,995,170	$26,432,219	$56,099,503	$64,603,222
Net income	$16,950,286	$26,406,563	$54,693,224	$65,137,125

10. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of June 30, 2023 and December 31, 2022:

Real Estate Assets as of June 30, 2023
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,199,244	$40,041,787	$43,241,031
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	1,003,857	3,664,472
Land held for development		(2)	1,109,482	-	1,109,482
					$48,014,985
Less accumulated depreciation					(12,451,985)
Real estate assets, net					$35,563,000
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

Net gain (loss), exclusive of the gains on sale, related to The 50/50 MF Property for the three and six months ended June 30, 2023, and 2022 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net gain (loss)	$-	$39,147	$-	$(183,292)

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans. The following table summarizes income tax expense (benefit) for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Current income tax expense (benefit)	$(76)	$35,024	$8,264	$42,668
Deferred income tax benefit	(1,073)	(13,973)	(2,055)	(6,707)
Total income tax expense (benefit)	$(1,149)	$21,051	$6,209	$35,961

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of June 30, 2023 and December 31, 2022.

12. Other Assets

The following table summarizes the Partnership's other assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deferred financing costs, net	$705,033	$964,266
Derivative instruments at fair value (Note 18)	10,099,320	7,530,438
Taxable mortgage revenue bonds, at fair value	22,297,418	16,531,896
Taxable governmental issuer loans:
Taxable governmental issuer loans	13,573,000	8,000,000
Allowance for credit losses (Note 13)	(95,000)	-
Taxable governmental issuer loans, net	13,478,000	8,000,000
Bond purchase commitments, at fair value (Note 19)	138,100	98,929
Other assets	1,740,348	2,649,138
Total other assets	$48,458,219	$35,774,667

The Partnership has remaining commitments to provide additional funding of the taxable GILs and taxable MRBs during construction and/or rehabilitation of the secured properties as of June 30, 2023. See Note 19 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

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

As of June 30, 2023, two taxable MRBs and four taxable GILs with a reported value totaling $25.1 million were held in trust in connection with TOB trust financings (Note 16).

Activity in the First Six Months of 2023

The following table includes details of the taxable MRBs acquired during the six months ended June 30, 2023:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Funding
Windsor Shores Apartments - Series B	January 2023	Columbia, SC	176	2/1/2030	6.50%	$805,000
Village at Hanford Square - Series H-T (1)	May 2023	Hanford, CA	100	5/1/2030	7.25%	1,000,000
40rty on Colony - Series P-T (2)	June 2023	La Mesa, CA	40	6/1/2030	7.45%	1,000,000
Subtotal						$2,805,000

(1)
The Partnership has committed to provide total funding for the taxable MRB of $10.4 million (see Note 19).
(2)
The Partnership has committed to provide total funding for the taxable MRB of $6.0 million (see Note 19).

Activity in the First Six Months of 2022

The following table includes details of the taxable MRBs acquired during the six months ended June 30, 2022:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment
Live 929 Apartments - Series 2022B	January 2022	1/1/2029	$3,625,000	$3,625,000
Residency at the Entrepreneur - Series J-T (1)	April 2022	4/1/2025	$1,000,000	$13,000,000
Subtotal				$16,625,000
(1)
The Partnership has committed to provide total funding for this MRB of $13.0 million (see Note 19). The borrower has the option to extend the maturity up to six months upon payment of a non-refundable extension fee. The interest rate is subject to an all-in floor of 3.92%.

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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2023:

	For the Three Months Ended June 30, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	2,080,000	89,000	2,450,000	1,280,000	5,899,000
Current provision for credit losses	(243,000)	6,000	(215,000)	(322,000)	(774,000)
Balance, end of period	$1,837,000	$95,000	$2,235,000	$958,000	$5,125,000

	For the Six Months Ended June 30, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	-	-	$495,000	-	495,000
Cumulative-effect adjustment upon adoption	$2,145,000	$79,000	2,108,000	$1,617,000	$5,949,000
Current provision for credit losses	(308,000)	16,000	(368,000)	(659,000)	(1,319,000)
Balance, end of period	$1,837,000	$95,000	$2,235,000	$958,000	$5,125,000

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

The Partnership recorded a recovery of provision for credit losses of approximately $774,000 and $1.3 million for the three and six months ended June 30, 2023, respectively, which caused a decrease in the allowance for credit losses by the same amounts. The decrease for the three and six months ended June 30, 2023 is primarily due to a decrease in the weighted average life of the asset portfolio and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

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

The following table summarizes the Partnership’s carrying value by origination year, grouped by risk rating as of June 30, 2023:

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Governmental Issuer Loans
Performing	$-	$51,837,300	$179,092,603	$73,080,000	$-	$-	$304,009,903
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	51,837,300	179,092,603	73,080,000	-	-	304,009,903

Taxable Governmental Issuer Loans
Performing	$-	$3,000,000	$10,573,000	$-	$-	$-	$13,573,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	3,000,000	10,573,000	-	-	-	13,573,000

Property Loans
Performing	$-	$48,782,305	$64,462,943	$30,944,420	-	$453,594	$144,643,262
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$495,000	-	495,000
Subtotal	-	48,782,305	64,462,943	30,944,420	495,000	453,594	145,138,262

Unfunded Commitments
Performing	$-	$119,200,000	$37,293,316	$-	$-	$-	$156,493,316
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	119,200,000	37,293,316	-	-	-	156,493,316

Total	$-	$222,819,605	$291,421,862	$104,024,420	$495,000	$453,594	$619,214,481

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of June 30, 2023, except as noted below. The Partnership currently has two property loans on nonaccrual status.

During the three and six months ended June 30, 2023 and 2022, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of June 30, 2023 and December 31, 2022, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. See Note 10 for further information on the property sale. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer as described in Note 10. The property loan is in non-accrual status as of June 30, 2023 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property as previously described in Note 10. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $5.5 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively.

Available-for-Sale Debt Securities

The Partnership will record an impairment for MRBs and taxable MRBs through allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$9,961,924	$10,030,736	$9,978,891	$9,175,482
Other additions (1)	-	-	-	860,533
Recovery of prior credit loss (2)	(17,345)	(17,344)	(34,312)	(22,623)
Balance, end of period (3)	$9,944,579	$10,013,392	$9,944,579	$10,013,392
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
(3)
The allowance for credit losses as of June 30, 2023 and 2022 relate to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2022A MRB.

14. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership's accounts payable, accrued expenses and other liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts payable	$1,064,572	$1,244,918
Accrued expenses	3,819,233	4,888,438
Accrued interest expense	8,319,902	7,186,021
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 13)	958,000	-
Other liabilities	1,710,105	1,817,507
Total accounts payable, accrued expenses and other liabilities	$22,468,434	$21,733,506

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

15. Secured Lines of Credit

The following tables summarize the Partnership's secured lines of credit ("LOC" or "LOCs") as of June 30, 2023 and December 31, 2022:

Secured Lines of Credit	Outstanding as of June 30, 2023	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$6,500,000	$40,000,000	July 2023 (1)	Variable (2)	Monthly	8.50%
Bankers Trust Acquisition LOC	6,000,000	50,000,000	June 2024 (3)	Variable (4)	Monthly	7.67%
	$12,500,000	$90,000,000
(1)
The General LOC contains two one-year extensions subject to certain conditions and payment of a 0.25% extension fee. The first extension request by the Partnership will be granted by BankUnited, N.A. (“BankUnited”) if all such conditions are met. Any subsequent extension requested by the Partnership will be granted or denied in the sole discretion of the lenders.
(2)
The variable rate is equal to SOFR + 3.36%, subject to an all-in floor of 3.61%.
(3)
The Partnership has two one-year extension options subject to certain conditions and payment of a $25,000 extension fee for each extension.
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

General LOC

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

The General LOC is secured by first priority security interests in the Partnership’s Vantage investments, a mortgage and assignment of leases and rents of the Suites on Paseo MF Property, and a security interest in a bank account at BankUnited, in which the Partnership must maintain a balance of not less than $5.0 million. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of June 30, 2023. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5.0 million, maintain a minimum consolidated tangible net worth of $100.0 million, and to notify BankUnited if the Partnership’s consolidated net worth declines by (a) more than 20% from the immediately preceding quarter, or (b) more than 35% from the date at the end of two consecutive calendar quarters ending immediately thereafter. The Partnership was in compliance with all covenants as of June 30, 2023.

In July 2023, the General LOC was amended which extended the maturity date to June 2025 (with two one-year extension options available); modified the borrowing base advance rate to 35%; removed the bank account at BankUnited from the collateral and removed the requirement for a minimum $5.0 million balance; added terms to allow for an increase in the maximum commitment to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions; modified the interest rate to Term SOFR plus 3.50%; modified the minimum liquidity covenant to increase from the current $5.0 million requirement upon certain increases in the maximum commitment; increased the minimum consolidated tangible net worth to $200.0 million; and removed the financial covenant regarding changes in the Partnership’s consolidated net worth between certain periods.

Acquisition LOC

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of June 30, 2023.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of June 30, 2023 and December 31, 2022:

		Outstanding Debt Financings as of June 30, 2023, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	$67,336,179	$4,999	2024	Variable	Yes	4.03%	1.33%	5.36%
M24 TEBS		7,394,539	204,000	2027	Fixed	Yes	N/A	N/A	3.05%
M33 TEBS		29,215,208	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS	(4)	210,858,753	5,000	2034	Fixed	Yes	N/A	N/A	3.82%
Subtotal/Weighed Average Period End Rate		314,804,679							4.08%

Secured Notes		$102,325,117	30,781,036	2025	Variable	No	N/A	N/A	14.32%	(5)

TOB Trust Securitizations
Mizuho Capital Markets:
Trust 2020-XF2908	(6)	$27,800,558	(7)	2023	Variable	No	5.38%	0.90%	6.28%
Hope on Avalon GIL		18,709,641	(7)	2023	Variable	Yes	4.41%	1.44%	5.85%
Hope on Broadway GIL		9,680,401	(7)	2023	Variable	Yes	4.41%	1.44%	5.85%
Ocotillo Springs - Series A		9,980,000	(7)	2023	Variable	Yes	4.41%	0.91%	5.32%
Jackson Manor Apartments		5,865,000	(7)	2023	Variable	Yes	4.41%	1.29%	5.70%
Trust 2021-XF2926	(8)	57,521,786	(7)	2024	Variable	No	5.38%	0.90%	6.28%
Trust 2021-XF2939	(9)	10,252,705	(7)	2024	Variable	No	5.38%	1.17%	6.55%
SoLa Impact Opportunity Zone Fund		24,511,502	(7)	2024	Variable	No	5.38%	1.78%	7.16%
Scharbauer Flats GIL		36,000,000	(7)	2024	Variable	Yes	4.41%	0.91%	5.32%
Centennial Crossing GIL		29,772,000	(7)	2024	Variable	Yes	4.41%	0.91%	5.32%
Residency at the Mayer - Series A		24,335,000	(7)	2024	Variable	Yes	4.41%	1.19%	5.60%
Montevista - Series A		5,636,485	(7)	2025	Variable	Yes	4.41%	1.28%	5.69%
Montecito at Williams Ranch - Series A		6,842,659	(7)	2025	Variable	Yes	4.41%	1.18%	5.59%
Vineyard Gardens - Series A		3,593,154	(7)	2025	Variable	Yes	4.41%	1.18%	5.59%
The Park at Sondrio - Series 2022A		30,374,367	(7)	2025	Variable	Yes	4.41%	1.43%	5.84%
The Park at Vietti - Series 2022A		21,504,982	(7)	2025	Variable	Yes	4.41%	1.43%	5.84%
Avistar at Copperfield - Series A		11,436,313	(7)	2025	Variable	Yes	4.41%	1.68%	6.09%
Avistar at Wilcrest - Series A		4,327,312	(7)	2025	Variable	Yes	4.41%	1.68%	6.09%
Residency at the Entrepreneur MRBs		17,120,000	(7)	2025	Variable	Yes	4.41%	1.45%	5.86%
Legacy Commons at Signal Hills & Hilltop at Signal Hills GILs		53,160,000	(7)	2025	Variable	Yes	4.41%	0.91%	5.32%
Osprey Village GIL		48,260,000	(7)	2025	Variable	Yes	4.41%	1.19%	5.60%
Residency at Empire MRBs		14,199,079	(7)	2026	Variable	Yes	4.41%	1.42%	5.83%
The Ivy Apartments		24,305,718	(7)	2026	Variable	Yes	4.41%	1.44%	5.85%
Windsor Shores Apartments		17,162,512	(7)	2026	Variable	Yes	4.41%	1.44%	5.85%
Village at Hanford Square		7,741,554	(7)	2026	Variable	Yes	4.41%	1.44%	5.85%
MaryAlice Circle Apartments		4,673,897	(7)	2026	Variable	Yes	4.41%	1.44%	5.85%
Meadow Valley		8,458,256	(7)	2026	Variable	Yes	4.41%	1.44%	5.85%
Avistar at Wood Hollow - Series A		32,882,940	(7)	2027	Variable	Yes	4.41%	1.44%	5.85%
Live 929		53,092,000	(7)	2027	Variable	Yes	4.41%	1.18%	5.59%
Barclays Capital Inc.:
Trust 2021-XF2953	(10)	61,431,267	-	2024	Variable	No	5.20%	1.27%	6.47%
Poppy Grove I GIL		10,666,615	-	2024	Variable	Yes	4.08%	1.25%	5.33%
Poppy Grove II GIL		5,222,615	-	2024	Variable	Yes	4.08%	1.25%	5.33%
Poppy Grove III GIL		9,229,615	-	2024	Variable	Yes	4.08%	1.25%	5.33%
Village Point		18,361,459	-	2024	Variable	Yes	4.13%	1.61%	5.74%
Subtotal/Weighed Average Period End Rate		724,111,392							5.85%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,787,975	-	2024	Fixed	Yes	N/A	N/A	1.98%

Total Debt Financings		$1,154,029,163

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
(3)
Facility fees have a variable component. The stated maturity date in July 2024 is the expiration of the liquidity commitment rate from Freddie Mac. On that date, Freddie Mac will either extend the liquidity commitment, reset the liquidity commitment fee rate, or require the conversion to a fixed rate mode at a rate dependent on market conditions on that date. Freddie Mac cannot require redemption of the outstanding Class A Certificates on that date. The Partnership also has the right to terminate the facility and obtain alternative debt financing.
(4)
The M45 TEBS has an initial interest rate of 3.82% through July 31, 2023. From August 1, 2023 through the stated maturity date, the interest rate is 4.39%. These rates are inclusive of credit enhancement fees payable to Freddie Mac.
(5)
The Secured Notes have a stated rate of 9.25% plus SOFR which resets monthly. The Partnership has entered into a total return swap transaction with the Secured Notes as the reference security and a notional amount totaling the outstanding principal on the Secured Notes. The total return swap effectively nets down the interest rate on the Secured Notes. Considering the effect of the total return swap, the effective net interest rate of the Secured Notes is 9.07% as of June 30, 2023. See Note 18 for further information on the total return swap.
(6)
The TOB trust is securitized by the Scharbauer Flats Apartments and Centennial Crossings property loans.
(7)
The Partnership has restricted cash totaling approximately $9,543,000 related to its total net position with Mizuho Capital Markets.
(8)
The TOB trust is securitized by the Legacy Commons at Signal Hills property loan, Hilltop at Signal Hills property loan, and the Hope on Avalon taxable GIL.
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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts and Secured Notes with Mizuho and the TOB trusts with Barclays are subject to respective master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests in each TOB trust maintain a certain value in relation to total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on the NYSE. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of June 30, 2023.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts and Secured Notes. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 18) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. As of June 30, 2023, the Partnership had posted approximately $9.5 million of cash collateral with Mizuho. There were no requirements to post collateral with Barclays as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 18). As of June 30, 2023 and December 31, 2022, the restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms the total return swap that has the Secured Notes as the reference security (Note 18).

The Term TOB trust financing with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of June 30, 2023.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Six Months of 2023

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the six months ended June 30, 2023:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Residency at Empire MRB	$14,400,000	January 2026	Variable	Yes	1.42%
Windsor Shores MRB	17,236,000	January 2026	Variable	Yes	1.44%
SoLa Impact Opportunity Zone Fund	27,300,000	December 2024	Variable	No	1.78%
The Ivy Apartments MRB	24,400,000	February 2026	Variable	Yes	1.44%
Village at Hanford Square MRB	7,800,000	May 2026	Variable	Yes	1.44%
MaryAlice Circle MRB	4,720,000	May 2026	Variable	Yes	1.44%
Meadow Valley MRB	8,606,000	June 2026	Variable	Yes	1.44%
Village Point MRB	18,400,000	June 2024	Variable	Yes	1.61%
Total TOB Trust Financings	$122,862,000

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the redemption or sale of underlying assets during the six months ended June 30, 2023:

Debt Financing	Debt Facility	Month	Paydown Applied
Greens of Pine Glen	M31 TEBS	February 2023	$7,579,000
Oasis at Twin Lakes GIL	TOB Trust	June 2023	30,600,000
Trust 2021-XF2926 - Oasis at Twin Lakes property loan	TOB Trust	June 2023	21,600,000
			$59,779,000

Refinancing Activity:

The Partnership executed three-month extensions of the maturity date of Barclays credit facility Trusts 2021-XF2953, 2022-XF3028, 2022-XF3029 and 2022-XF3030 in January 2023 and April 2023. There were no additional changes to terms or fees associated with the extensions.

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

In May 2023, the Partnership extended the Montevista - Series A TOB trust financing maturity date from December 2023 to December 2025. There were no additional changes to terms or fees associated with the extension of the TOB trust financing.

Activity in the First Six Months of 2022

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the six months ended June 30, 2022:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Live 929 Series 2022A & 2022B MRBs	$55,990,000	February 2024	Variable	No	1.15%
Residency at the Entrepreneur MRBs and taxable MRB	14,000,000	April 2025	Variable	No	1.18%
Total TOB Trust Financings	$69,990,000

Redemptions:

The following is a summary of the debt trust financings that were repaid in connection with the redemption or sale of underlying assets during the six months ended June 30, 2022:

Debt Financing	Debt Facility	Month	Paydown Applied
Live 929 Apartments - 2014 Series A	TOB Trust	January 2022	$31,565,000
Ohio Properties - Series A	M24 TEBS	March 2022	13,544,000
Bridle Ridge	M24 TEBS	April 2022	7,100,000
Gateway Village	TOB Trust	May 2022	2,183,000
Lynnhaven Apartments	TOB Trust	May 2022	2,896,000
			$57,288,000
Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2023 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2023	$75,188,447
2024	378,483,151
2025	307,645,675
2026	81,154,863
2027	88,267,325
Thereafter	225,691,693
Total	1,156,431,154
Unamortized deferred financing costs and debt premium	(2,401,991)
Total debt financing, net	$1,154,029,163

17. Mortgages Payable and Other Secured Financing

The Partnership has entered into a mortgage payable. The following is a summary of the mortgage payable, net of deferred financing costs, as of June 30, 2023 and December 31, 2022:

Property Mortgage Payables	Outstanding Mortgage Payable as of June 30, 2023, net	Outstanding Mortgage Payable as of December 31, 2022, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos--Mortgage (1)	$1,690,000	$1,690,000	2020	November 2023	Variable	9.00%
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

Interest Rate Swap Agreements

The Partnership has entered into multiple interest rate swap agreements to mitigate interest rate risk associated with variable rate TOB trust financings (Note 16). No fees were paid to Mizuho upon closing of the interest rate swaps. The following table summarizes the Partnership's interest rate swap agreements as of June 30, 2023 and December 31, 2022:

Trade Date	Notional Amount		Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of June 30, 2023
February 2022	55,990,000		2/9/2022	2/1/2024	1.40%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	$1,482,242
March 2022	47,850,000		3/3/2022	3/1/2027	1.65%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	4,140,683
October 2022	39,795,288	(1)	4/1/2023	4/1/2025	3.92%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	1,148,455
December 2022	15,153,143	(2)	1/1/2023	12/1/2029	3.27%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	767,254
December 2022	45,500,000		1/3/2023	1/1/2030	3.47%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	750,088
January 2023	12,065,200		1/19/2023	1/1/2030	3.35%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	278,458
January 2023	8,027,600		2/1/2023	2/1/2030	3.29%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	190,855
March 2023	4,961,000	(3)	4/1/2023	6/1/2029	3.37%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	284,806
April 2023	4,508,000		5/1/2023	5/1/2033	3.49%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	195,998
May 2023	9,170,000		6/1/2023	6/1/2030	3.15%	5.07%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	316,883
June 2023	12,800,000		6/1/2023	6/1/2028	3.46%	5.06%	SOFR	TOB Trusts	Barclays Bank PLC	241,975
	255,820,231									$9,797,697
(1)
The notional amount increases according to a schedule up to a maximum notional amount of $99.6 million.
(2)
The notional amount increases according to a schedule up to a maximum notional amount of $47.8 million.
(3)
The notional amount increases according to a schedule up to a maximum notional amount of $21.6 million.

Trade Date	Notional Amount		Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of December 31, 2022
February 2022	55,990,000		2/9/2022	2/1/2024	1.40%	4.09%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	$2,205,130
March 2022	47,850,000		3/3/2022	3/1/2027	1.65%	4.09%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	4,048,961
October 2022	34,436,088	(1)	4/1/2023	4/1/2025	3.92%	N/A	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	131,427
December 2022	10,880,000	(2)	1/1/2023	12/1/2029	3.27%	N/A	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	370,342
December 2022	45,500,000		1/3/2023	1/1/2030	3.47%	N/A	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	443,339
	194,656,088									$7,199,199
(1)
The notional amount increases according to a schedule up to a maximum notional amount of $99.6 million.
(2)
The notional amount increases according to a schedule up to a maximum notional amount of $47.8 million.

Total Return Swap Agreement

The following table summarizes the terms of the Partnership’s total return swap as of June 30, 2023 and December 31, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid		Period End Variable Rate Received		Variable Rate Index	Counterparty	Fair Value as of June 30, 2023
December 2022	102,489,657	December 2022	Sept 2025	9.07%	(1)	14.32%	(2)	SOFR	Mizuho Capital Markets	$224,196
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

The Partnership was required to initially maintain cash collateral with Mizuho equal to 35% of the notional amount of the total return swap. In February 2023, the cash collateral requirement was reduced to 30% of the notional amount. In December 2022, the Partnership amended certain terms associated with the remaining total return swap, including an update in the variable rate index from 3-month LIBOR to SOFR. There were no fees associated with the amendments.

Interest Rate Cap Agreement

The Partnership has entered into an interest rate cap agreement to mitigate our exposure to interest rate risk associated with a variable-rate debt financing facility. The following tables summarize the Partnership’s interest rate cap agreement as of June 30, 2023 and December 31, 2022:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate	Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of June 30, 2023
August 2019	74,247,101	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$77,427
							$77,427

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate	Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of December 31, 2022
August 2019	75,014,903	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$91,627
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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of June 30, 2023 and December 31, 2022:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of June 30, 2023	Fair Value as of December 31, 2022
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	138,100	98,929

Investment Commitments

The Partnership has remaining commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership’s remaining non-cancelable commitments for GILs, taxable GILs and property loans are subject to a reserve for credit losses, which was approximately $1.0 million as of June 30, 2023. See Note 13 for additional information on the reserve for credit losses on such commitments. The Partnership also has outstanding commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership's total and remaining commitments as of June 30, 2023:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of June 30, 2023
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$32,525,000
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	6.00%	26,080,000	21,180,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	16,420,000
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (3)	SOFR + 3.60%	5,000,000	4,000,000
Residency at Empire - Series BB-3	December 2022	December 2040	6.45% (4)	14,000,000	13,945,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (5)	47,000,000	47,000,000
Subtotal				152,500,000	135,070,000

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	April 2024 (3)	SOFR + 3.70%	$12,500,000	$8,000,000
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	8,000,000	7,000,000
Residency at Empire - Series BB-T	December 2022	December 2025 (3)	7.45%	9,404,500	8,404,500
Village at Hanford Square - Series H-T	May 2023	May 2030	7.25%	10,400,000	9,400,000
40rty on Colony - Series P-T	June 2023	June 2030	7.45%	5,950,000	4,950,000
Subtotal				46,254,500	37,754,500

Governmental Issuer Loans
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	$60,000,000	$1,473,020
Poppy Grove I	September 2022	April 2025 (3)	6.78%	35,688,328	22,342,328
Poppy Grove II	September 2022	April 2025 (3)	6.78%	22,250,000	15,708,700
Poppy Grove III	September 2022	April 2025 (3)	6.78%	39,119,507	27,569,507
Subtotal				157,057,835	67,093,555

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	$21,157,672	$20,157,672
Poppy Grove II	September 2022	April 2025 (3)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (3)	6.78%	24,480,493	23,480,493
Subtotal				56,579,465	53,579,465

Property Loans
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	$25,500,000	$24,500,000
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	21,351,328	11,320,296
Subtotal				46,851,328	35,820,296

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Vantage at Loveland (8)	April 2021	N/A	N/A	18,215,000	1,886,000
Freestone Greeley (7)	October 2022	N/A	N/A	16,035,710	11,325,008
Freestone Cresta Bella	November 2022	N/A	N/A	16,405,514	6,165,518
Valage Senior Living Carson Valley	February 2023	N/A	N/A	8,163,301	2,760,119
Subtotal				68,734,054	31,080,559

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (9)	4.85%	$3,900,000	$3,900,000
Subtotal				3,900,000	3,900,000

Total Commitments				$531,877,182	$364,298,375
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
(7)
A development site has been identified for this property but construction had not commenced as of June 30, 2023.
(8)
In July 2023, the Partnership's initial commitment of $16.3 million was increased by $1.9 million upon meeting certain conditions as outlined in the original agreement.
(9)
This is the estimated closing date of the associated bond purchase commitment.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of June 30, 2023:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of June 30, 2023
Ohio Properties	2026	$2,310,609
Greens of Pine Glen, LP	2027	1,662,397

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan support is in the form of a payment guaranty. The Mortgage support is in the form of a forward loan purchase agreement upon maturity of the Mortgage. The reported value of the credit guaranties was approximately $353,000 and $363,000 as of June 30, 2023 and December 31, 2022, respectively, and are included within other liabilities in the Partnership's condensed consolidated financial statements. No additional contingent liability has been accrued because the likelihood of claims is remote. The following table summarizes the Partnership’s maximum exposure under these credit guaranties as of June 30, 2023:

Borrower	End of Guaranty Period	Partnership's Maximum Exposure as of June 30, 2023
The 50/50 MF Property--TIF Loan	2025	$1,515,941
The 50/50 MF Property--Mortgage	2027	22,140,405

20. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of 3.0%, 3.0% and 5.75%, respectively.

Upon the sixth anniversary of the closing of the sale or issuance of Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder have the right to redeem, in whole or in part, the Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit, plus an amount equal to all declared and unpaid distributions through the date of the redemption. Each holder desiring to exercise its redemption rights must provide written notice of its intent to so exercise no less than 180 calendar days prior to any such redemption date.

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

The Partnership previously issued Series A Preferred Units via a private placement to five financial institutions. In April 2022, October 2022, and February 2023, the Partnership issued Series A-1 Preferred Units in exchange for previously issued Series A Preferred Units. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. In February 2023 and June 2023, the Partnership issued new Series A-1 Preferred Units to two financial institutions in registered offerings pursuant to a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “Commission”) on September 9, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-3, which was declared effective by the Commission on April 13, 2022. The Partnership had not issued any Series B Preferred Units as of June 30, 2023.

The following table summarizes the outstanding Preferred Units as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2024 (1)
March 2017	1,000,000	10,000,000	3.00%	10.00	March 2024 (1)
August 2017	2,000,000	20,000,000	3.00%	10.00	August 2023 (2)
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023 (3)
Total Series A Preferred Units	5,750,000	57,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Redeemable Preferred Units outstanding as of June 30, 2023	11,250,000	$112,500,000
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

21. Restricted Unit Awards

The Partnership’s Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of June 30, 2023, there were approximately 374,000 restricted units and other awards available for future issuance. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $587,000 and $165,000 for the three months ended June 30, 2023 and 2022, respectively. The compensation expense for RUAs totaled approximately $937,000 and $339,000 for the six months ended June 30, 2023 and 2022, respectively. Compensation expense is reported within “General and administrative expenses” in the Partnership's condensed consolidated statements of operations.

The following table summarizes the RUA activity for the six months ended June 30, 2023 and for the year ended December 31, 2022:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2022	77,523	$18.18
Granted	96,321	19.33
Vested	(81,073)	18.26
Forfeited	(5,437)	18.76
Unvested as of December 31, 2022	87,334	19.33
Granted	104,242	17.67
Unvested as of June 30, 2023	191,576	$18.43

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $2.0 million as of June 30, 2023. The remaining compensation expense is expected to be recognized over a weighted average period of 1.1 years. The total intrinsic value of unvested RUAs was approximately $3.2 million as of June 30, 2023.

22. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership's condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Partnership administrative fees paid to AFCA 2 (1)	$1,628,000	$1,263,000	$3,206,000	$2,480,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	123,000	156,000	138,000	175,000
Referral fees paid to an affiliate (3)	29,750	108,000	106,000	108,000

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

AFCA 2 receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Non-Partnership property administrative fees received by AFCA 2 (1)	$-	$8,000	$-	$17,000
Investment/mortgage placement fees earned by AFCA 2 (2)	785,000	1,234,000	3,042,000	1,234,000
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

Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase ten of the Partnership’s GILs (Note 7), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac. In June 2023, Greystone Servicing Company LLC purchased the Oasis at Twin Lakes GIL for approximately $34.1 million, consisting of principal and accrued interest.

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

The Partnership reported receivables due from unconsolidated entities of approximately $149,000 and $325,000 as of June 30, 2023 and December 31, 2022, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $631,000 and $654,000 as of June 30, 2023 and December 31, 2022, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2023 and December 31, 2022, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2023 and December 31, 2022 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Mortgage revenue bonds (2)	2.6% - 7.8%	2.6% - 20.3%	5.0%	5.1%
Taxable mortgage revenue bonds	6.8% - 11.1%	6.5% - 11.4%	8.4%	7.6%
Bond purchase commitments	4.3%	4.5%	4.3%	4.5%
(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.
(2)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB for figures as of June 30, 2023 as the proton therapy center securing the MRB was successfully sold out of bankruptcy in July 2022 and we received liquidation proceeds of $3.7 million in January 2023. The valuation as of June 30, 2023 is based on expected additional liquidation proceeds of approximately $930,000 at final liquidation.

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

The effect of the Partnership’s interest rate cap is to set a cap, or upper limit, subject to performance of the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement. The Partnership uses a third-party pricing service to value the cap positions. The inputs into the interest rate cap agreements valuation model include SOFR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms. The fair value is based on a model with inputs that are not observable and therefore the interest rate cap is categorized as a Level 3 asset.

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

Assets measured at fair value on a recurring basis as of June 30, 2023 are summarized as follows:

	Fair Value Measurements as of June 30, 2023
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage revenue bonds, held in trust	$885,677,292	$-	$-	$885,677,292
Mortgage revenue bonds	20,286,687	-	-	20,286,687
Bond purchase commitments (reported within other assets)	138,100	-	-	138,100
Taxable mortgage revenue bonds (reported within other assets)	22,297,418	-	-	22,297,418
Derivative instruments (reported within other assets)	10,099,320	-	9,797,696	301,624
Total Assets at Fair Value, net	$938,498,817	$-	$9,797,696	$928,701,121

The following tables summarize the activity related to Level 3 assets for the three and six months ended June 30, 2023:

	For the Three Months Ended June 30, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance April 1, 2023	$867,383,622	$211,476	$18,146,540	$285,145	$886,026,783
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	77,836	-	(6,049)	1,311,754	1,383,541
Included in other comprehensive income	(11,144,483)	(73,376)	(355,087)	-	(11,572,946)
Purchases and advances	51,164,875	-	4,514,875	-	55,679,750
Settlements and redemptions	(1,517,871)	-	(2,861)	(1,295,275)	(2,816,007)
Ending Balance June 30, 2023	$905,963,979	$138,100	$22,297,418	$301,624	$928,701,121
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2023	$17,345	$-	$-	$(8,235)	$9,110
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months ended June 30, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2023	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	155,329	-	(12,099)	2,629,139	2,772,369
Included in other comprehensive income	9,434,568	39,171	(536,596)	-	8,937,143
Purchases and advances	111,787,688	-	6,319,875	-	118,107,563
Settlements and redemptions	(14,821,610)	-	(5,658)	(2,658,755)	(17,486,023)
Ending Balance June 30, 2023	$905,963,979	$138,100	$22,297,418	$301,624	$928,701,121
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2023	$34,312	$-	$-	$(14,259)	$20,053
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

The following tables summarize the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2022:

	For the Three Months ended June 30, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance April 1, 2022	$734,955,898	$145,323	$9,535,962	$397,658	$745,034,841
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	103,982		(10,072)	1,324,000	1,417,910
Included in other comprehensive income	(19,763,232)	(136,370)	(116,770)		(20,016,372)
Purchases and advances	20,579,250		2,050,750		22,630,000
Settlements and redemptions	(8,596,901)		(2,614)	(1,323,378)	(9,922,893)
Ending Balance June 30, 2022	$727,278,997	$8,953	$11,457,256	$398,280	$739,143,486
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2022	$17,344	$-	$-	$(12,258)	$5,086
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months Ended June 30, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2022	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	218,282	-	(10,072)	3,198,738	3,406,948
Included in other comprehensive income	(67,299,965)	(955,451)	(331,693)	-	(68,587,109)
Purchases and advances	89,944,250	-	8,375,750	-	98,320,000
Settlements and redemptions	(88,232,881)	-	(5,172)	(3,143,876)	(91,381,929)
Other (2)	(860,533)	-	-	-	(860,533)
Ending Balance June 30, 2022	$727,278,997	$8,953	$11,457,256	$398,280	$739,143,486
Total amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2022	$22,623	$-	$-	$122,126	$144,749
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

As of June 30, 2023 and December 31, 2022, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $307.2 million and $12.3 million as of June 30, 2023, respectively. The estimated fair value of the GILs and taxable GILs was $305.0 million and $6.8 million as of December 31, 2022, respectively. The fair value of the construction financing property loans approximated amortized cost as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,154,029,163	$1,153,187,686	$1,058,903,952	$1,059,674,409
Secured lines of credit	12,500,000	12,500,000	55,500,000	55,500,000
Mortgages payable and other secured financing	1,690,000	1,690,000	1,690,000	1,690,000

24. Segments

As of June 30, 2023, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs, and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such in the Partnership's condensed consolidated balance sheets. As of June 30, 2023, the Partnership reported 81 MRBs and 12 GILs in this segment. As of June 30, 2023, the multifamily residential properties securing the MRBs and GILs contain a total of 11,325 and 2,191 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) was collateralized by commercial real estate prior to a sale of the underlying real estate in July 2022 (Note 6). All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of two MRBs and a property loan that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. The property loan was redeemed in September 2022. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of June 30, 2023, the two properties securing the MRBs contain a total of 294 beds.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of the operations of ATAX Vantage Holdings, LLC, ATAX Freestone Holdings, LLC, and ATAX Senior Housing Holdings I, LLC, which make noncontrolling investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily and seniors housing properties (Note 9). The Market-Rate Joint Venture Investments segment also includes the consolidated VIE of Vantage at San Marcos (Note 5).

MF Properties Segment

The MF Properties segment consists primarily of a student housing residential property held by the Partnership (Note 10). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. As of June 30, 2023, the Partnership owned one MF Property containing a total of 384 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues
Affordable Multifamily MRB Investments	$22,952,542	$12,886,972	$44,390,475	$27,020,378
Seniors and Skilled Nursing MRB Investments	336,487	240,905	433,042	470,283
Market-Rate Joint Venture Investments	3,906,556	2,160,549	6,084,418	5,077,135
MF Properties	1,108,356	1,944,541	2,333,976	3,871,542
Total revenues	$28,303,941	$17,232,967	$53,241,911	$36,439,338

Interest expense
Affordable Multifamily MRB Investments	$8,844,276	$6,306,743	$26,553,967	$9,778,787
Seniors and Skilled Nursing MRB Investments	(154,384)	-	(154,384)	-
Market-Rate Joint Venture Investments	298,591	201,357	560,398	393,681
MF Properties	-	268,866	-	541,629
Total interest expense	$8,988,483	$6,776,966	$26,959,981	$10,714,097

Depreciation expense
Affordable Multifamily MRB Investments	$5,967	$5,961	$11,913	$11,923
Seniors and Skilled Nursing MRB Investments	-	-	-	-
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	399,441	678,401	798,476	1,356,101
Total depreciation expense	$405,408	$684,362	$810,389	$1,368,024

Net income (loss)
Affordable Multifamily MRB Investments	$9,780,399	$2,758,015	$8,978,826	$9,723,570
Seniors and Skilled Nursing MRB Investments	479,871	240,280	576,426	469,033
Market-Rate Joint Venture Investments	10,931,529	14,600,082	28,210,796	33,762,125
MF Properties	95,373	8,304	312,346	(84,029)
Net income	$21,287,172	$17,606,681	$38,078,394	$43,870,699

The following table details total assets for the Partnership’s reportable segments as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Total assets
Affordable Multifamily MRB Investments	$1,561,397,565	$1,520,609,550
Seniors and Skilled Nursing MRB Investments	33,697,571	3,551,307
Market-Rate Joint Venture Investments	110,213,872	120,089,351
MF Properties	38,398,525	41,699,828
Consolidation/eliminations	(87,024,360)	(118,820,471)
Total assets	$1,656,683,173	$1,567,129,565

25. Subsequent Events

In July 2023, the General LOC was amended to make various changes to terms and financial covenants. A summary of the material amendments is included in Note 15.

In July 2023, the Partnership entered into an additional interest rate swap agreement to mitigate interest rate risk associated with its variable rate TOB trust financings. The following table summarizes the terms of the interest rate swap agreement:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Variable Rate Index Received	Variable Debt Financing Hedged	Counterparty
July 2023	$6,240,000	8/1/2023	6/1/2030	3.645%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets

In July 2023, the Partnership entered into a new TOB trust financing arrangement with Mizuho. A portion of the proceeds were used to repay the outstanding balance on the Partnership’s Acquisition LOC. The following table summarizes the initial terms of the TOB trust financing:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Remarketing Senior Securities Rate	Facility Fees	Interest Rate
40rty on Colony - Series P MRB	$4,465,000	July 2026	Variable	Yes	3.31%	1.44%	4.75%

In July 2023, the Partnership executed a $16.5 million equity commitment to fund construction of The Jessam at Hays Farms, a to-be-constructed 318 unit market rate multifamily housing property in Huntsville, AL.

In July 2023, the Ocotillo Springs property achieved stabilization and the borrower converted to permanent financing. The Ocotillo Springs - Series A-T taxable MRB with outstanding principal of $7.0 million was redeemed in full. The Ocotillo Springs – Series A MRB was paid down to its permanent financing size. The following table summarizes the terms of the Ocotillo Springs MRB after conversion:

Mortgage Revenue Bond Name	Month Acquired	Property Location	Units	Maturity Date	Fixed Interest Rate	Principal Acquired
Ocotillo Springs - Series A	July 2023	Brawley, CA	75	8/1/2038	4.35%	$3,500,000
Ocotillo Springs - Series A-1	July 2023	Brawley, CA	75	8/1/2038	6.50%	500,000
						$4,000,000

The following is a summary of the debt financing principal payments made in connection with the redemption of the Ocotillo Springs taxable MRB and the conversion of the Ocotillo Springs MRB to permanent financing:

Debt Financing	Debt Facility	Month	Paydown Applied
Ocotillo Springs - Series A	Variable TOB	July 2023	$10,535,000
Trust 2021-XF2939	Variable TOB	July 2023	5,770,000
			$16,305,000

In July 2023, the Hope on Broadway GIL was purchased by Freddie Mac through a servicer. The partnership received proceeds of approximately $13.2 million representing 100% of the outstanding principal and accrued interest from the sale of the GIL to Freddie Mac. Proceeds of approximately $9.7 million from the sale of the Hope on Broadway GIL were used to redeem and pay all accrued interest and principal of the Hope on Broadway TOB trust financing.

In July 2023, the borrower of the Hope on Avalon GIL and Hope on Avalon taxable GIL extended the maturity dates from August 2023 to February 2024. The forward purchase commitment by Freddie Mac was extended to February 2024 as well. The Partnership received a fee of approximately $102,000 related to the extension. The Partnership also extended the Hope on Avalon TOB trust financing maturity date from August 2023 to February 2024. There were no additional changes to terms associated with the extensions.

In July 2023, the borrower of the Jackson Manor MRB extended the maturity date to September 2023. The Partnership also extended the Jackson Manor Apartments TOB trust financing maturity date to September 2023. There were no additional changes to terms associated with the extensions.

In July 2023, the borrower of the Hilltop at Signal Hills GIL and Hilltop at Signal Hills property loan extended the maturity dates from August 1, 2023 to August 15, 2023. Freddie Mac extended its forward purchase commitment maturity to August 15, 2023 as well. There were no additional changes to terms associated with the extensions.

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

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent related amendments (“ASC 326”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss (“CECL”) model. The CECL model establishes a single allowance framework for financial assets carried at amortized cost which reflects an estimate of credit losses over the remaining expected life of financial assets. The adoption of the ASU 2016-13 requires a cumulative-effect adjustment to Partners’ Capital upon adoption. Additionally, ASU 2016-13 requires enhanced disclosures, including additional disclosures regarding credit quality. The allowance for credit losses is presented as a valuation reserve to the corresponding assets on the Partnership’s condensed consolidated balance sheets. Expected credit losses related to non-cancelable unfunded commitments and financial guaranties are accounted for as separate liabilities and are included in “Accounts payable, accrued expenses and other liabilities” on the Partnership’s condensed consolidated balance sheets. Upon adoption on January 1, 2023, the Partnership recorded a cumulative effect of accounting change of approximately $5.9 million as a direct reduction to Partners’ Capital. Subsequent changes to the allowance for credit losses are recognized through “Provision for credit losses” on the Partnership’s condensed consolidated statements of operations.

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership estimates allowances for credit losses for its GILs, taxable GILs, property loans and related non-cancelable funding commitments using a Weighted Average Remaining Maturity (“WARM”) method loss-rate model, combined with qualitative factors that are sensitive to changes in forecasted economic conditions. The Partnership applies qualitative factors related to risk factors and changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Partnership’s best estimate of current expected credit losses. The WARM method pools assets sharing similar characteristics and utilizes a historical annual charge-off rate which is applied to the outstanding asset balances over the remaining weighted average life of the pool, adjusted for certain qualitative factors to estimate expected credit losses. The Partnership has limited history with its GILs, taxable GILs, and property loans portfolio and has had minimal credit losses to date. As such, the Partnership uses historical annual charge-off data for similar assets from publicly available loan data through the Federal Financial Institution Examination Council (“FFIEC”). The Partnership adjusts for current conditions and the impact of qualitative forecasts that are reasonable and supportable. The Partnership assesses qualitative adjustments related to, but not limited to, credit quality changes in the asset portfolio, general economic conditions, changes in the affordable multifamily real estate markets, changes in lending policies and underwriting, and underlying collateral values.

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

We also make noncontrolling equity investments in unconsolidated entities (“JV Equity Investments”) for the construction, stabilization, and ultimate sale of market-rate multifamily and seniors housing properties. We are entitled to distributions if, and when, cash is available for distribution either through operations, a refinance or sale of the property. In addition, the Partnership may acquire and hold interests in multifamily, student and senior citizen residential properties (“MF Properties”) until their “highest and best use” can be determined by management.

The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 to the Partnership’s condensed consolidated financial statements for additional details.

As of June 30, 2023, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	Percentage of Total	2022	Percentage of Total	2023	Percentage of Total	2022	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$22,953	81.1%	$12,887	74.8%	$44,390	83.4%	$27,020	74.2%
Seniors and Skilled Nursing MRB Investments	336	1.2%	241	1.4%	433	0.8%	470	1.3%
Market-Rate Joint Venture Investments	3,907	13.8%	2,161	12.5%	6,084	11.4%	5,077	13.9%
MF Properties	1,108	3.9%	1,945	11.3%	2,334	4.4%	3,872	10.6%
Total revenues	$28,304		$17,234		$53,241		$36,439

Net income (loss)
Affordable Multifamily MRB Investments	$9,780	45.9%	$2,758	15.7%	$8,979	23.6%	$9,724	22.2%
Seniors and Skilled Nursing MRB Investments	480	2.3%	240	1.4%	576	1.5%	469	1.1%
Market-Rate Joint Venture Investments	10,932	51.4%	14,600	82.9%	28,211	74.1%	33,762	77.0%
MF Properties	95	0.4%	8	0.0%	312	0.8%	(84)	-0.2%
Net income	$21,287		$17,606		$38,078		$43,871

Included in net income is approximately $5.9 million and approximately $2.3 million of gains from derivative fair value adjustments for the three and six months ended June 30, 2023, respectively. The Affordable Multifamily MRB Investments segment had approximately $5.7 million and approximately $2.1 million of gains from derivative fair value adjustments for the three and six months ended June 30, 2023, respectively. The Seniors and Skilled Nursing MRB Investments segment had approximately $225,000 of gains from derivative fair value adjustments for the three and six months ended June 30, 2023.

Included in net income is approximately $1.3 million and approximately $3.7 million of gains from derivative fair value adjustments for the three and six months ended June 30, 2022, respectively. All derivative fair value adjustments for the three and six months ended June 30, 2022, were attributable to the Affordable Multifamily MRB Investments segment.

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

Environmental Responsibility

Achieving positive environmental and sustainability impacts in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific qualified allocation plan (“QAP”) as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as the use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. The following table summarizes total funding commitments related to properties that were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs:

Asset Type	For the Six Months Ended June 30, 2023	For the year ended December 31, 2022
MRBs and taxable MRBs	$8,050,000	$160,404,500
GILs, taxable GILs and property loans	-	184,337,300
Total	$8,050,000	$344,741,800

In 2021, we acquired an MRB investment secured by Meadow Valley, a to-be-constructed 174-bed seniors housing facility in Traverse City, MI. Part of the construction financing is provided through a Commercial Property Assessed Clean Energy (C-PACE) program, which is a state policy-enabled financing mechanism that allows developers to access the capital needed to make renewable energy accessible and cost-effective. In the case of Meadow Valley, C-PACE financing of $24.8 million will be provided to finance energy conservation features including high efficiency windows, roof, walls, heating, cooling, indoor and outdoor lighting, water heating and low-flow fixtures. The C-PACE financing is repaid through a property tax assessment over the life of the property. Many lenders are averse to financing properties with C-PACE financing as the tax assessment is a senior obligation of the property. We have developed underwriting procedures that allow for the borrower to obtain C-PACE financing and still meet our security and underwriting requirements. We will continue to evaluate investment opportunities related to properties that utilize C-PACE financing for future investment as we want to encourage our borrowers to utilize clean energy design and construction practices.

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

We are committed to minimizing the overall environmental impact of our corporate operations. The Partnership’s operations are primarily managed by 15 employees of Greystone Manager, so we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

Social Responsibility

Our MRB and GIL investments directly support the construction, rehabilitation, and stabilized operation of decent, safe, and sanitary affordable multifamily housing across the United States. The development of affordable multifamily housing has relatively broad legislative support at the federal and state levels. Each of the properties securing our MRB and GIL investments is required to maintain a minimum percentage of units set-aside for a combination of very low-income (50% of area median income or "AMI") and low-income (80% of AMI) tenants in accordance with IRC guidelines, and the owners of the properties often agree to exceed the minimum IRC requirements. The rent charged to income qualified tenants at MRB or GIL properties is often restricted to a certain percentage of the tenants’ income, making them more affordable. For any newly originated MRBs or GILs associated with a low-income housing tax credit property, restrictions regarding tenant incomes and rents charged to those low-income households are required. In addition, certain borrowers related to our MRB investments are non-profit entities that provide affordable multifamily housing consistent with their charitable purposes. These properties provide valuable housing and support services to both low-income and market-rate tenants and create housing diversity in the geographic and social communities in which they are located.

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of June 30, 2023:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,883	6,429	9,421	10,750	88%	69	11	$830,861,674	50%
GILs, taxable GILs and related property loans	115	2,191	2,191	2,191	100%	12	6	421,108,812	25%
Total	1,998	8,620	11,612	12,941	90%	81		$1,251,970,486	75%

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

Greystone and the Partnership are committed to diversity, equity and inclusion (“DEI”). Specific Greystone DEI initiatives include formal diversity training and employee resources groups to support a diverse workforce as well as a formal DEI committee and DEI Leadership Council to lead and advise all DEI related work, events, and learning. Of the 15 employees of Greystone Manager responsible for the Partnership’s operations, three are women and one employee identifies as ethnically diverse.

Corporate Governance

Greystone Manager, as the general partner of the Partnership’s general partner, is committed to corporate governance that aligns with the interests of our Unitholders and stakeholders. We set high ethical standards for our related employees and partners. We regularly review and update, as appropriate, our policies governing ethical conduct and responsible behavior in order to support our sustainable and continued success. Our Code of Business Conduct and Ethics is applicable to all Greystone personnel that provide services to the Partnership and is available on the Partnership’s website. All employees are required to annually affirm that they have read and understood the Code of Business Conduct and Ethics. Employees are encouraged to share any ethics or compliance concerns with their supervisors or confidentially through our third-party managed hotline. We maintain a formal compliance policy to investigate ethics or compliance concerns and to protect whistleblowers. Our policy is designed to meet the requirements and standards of the Sarbanes Oxley Act of 2002 and the Securities and Exchange Act of 1934.

The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Greystone Manager Board of Managers is in compliance with the NYSE listing rules and SEC rules applicable to the Partnership. As of August 1, 2023, a majority of the members of the Greystone Manager Board of managers meet the independence standards established by the New York Stock Exchange listing rules and the rules of the SEC. All the members of the Audit Committee of Greystone Manager are independent under the applicable SEC and NYSE independence requirements, two of whom qualify as “audit committee financial experts.” Of the seven Managers of Greystone Manager, one Manager is female.

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

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three and six months ended June 30, 2023 and 2022:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended June 30, 2023
Mortgage revenue bond acquisitions and advance	6	$51,150	N/A	N/A	6
Governmental issuer loan advances	4	20,402	N/A	N/A	7
Governmental issuer loan redemption	1	34,000	30,600	N/A	7
Property loan advances	3	9,608	N/A	N/A	8
Property loan redemption and paydowns	3	29,990	$26,005	N/A	8
Investments in unconsolidated entities	2	3,744	N/A	N/A	9
Return of investment in unconsolidated entities upon sale	1	9,025	N/A	$878	9
Taxable mortgage revenue bond acquisitions and advance	3	4,500	N/A	N/A	12
Taxable governmental issuer loan advance	1	2,573	N/A	N/A	12

For the Three Months Ended March 31, 2023
Mortgage revenue bond advances	6	$60,547	N/A	N/A	6
Mortgage revenue bond redemptions	3	11,856	$7,579	$(1,428)	6
Governmental issuer loan advances	4	17,377	N/A	N/A	7
Property loan advances	4	7,581	N/A	N/A	8
Property loan redemption and paydowns	3	18,316	$15,700	N/A	8
Investments in unconsolidated entities	2	5,698	N/A	N/A	9
Return of investment in unconsolidated entities upon sale	2	12,283	N/A	$3,843	9
Taxable mortgage revenue bond advances	2	1,805	N/A	N/A	12
Taxable governmental issuer loan advance	1	3,000	N/A	N/A	12

For the Three Months Ended June 30, 2022
Mortgage revenue bond advances	3	$20,307	N/A	N/A	6
Mortgage revenue bond redemption	1	7,100	$7,100	N/A	6
Governmental issuer loan advances	5	39,806	N/A	N/A	7
Property loan advances	7	23,527	N/A	N/A	8
Investments in unconsolidated entities	4	7,824	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,341	N/A	N/A	9
Taxable mortgage revenue bond advances	2	2,000	N/A	N/A	12

For the Three Months Ended March 31, 2022
Mortgage revenue bond advances	3	$69,365	N/A	N/A	6
Mortgage revenue bond redemptions	4	70,479	$45,109	N/A	6
Governmental issuer loan advances	6	16,882	N/A	N/A	7
Property loan advances	5	38,412	N/A	N/A	8
Property loan redemptions and principal paydowns	7	3,251	N/A	N/A	8
Investments in unconsolidated entities	5	12,777	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	12,240	N/A	$3,242	9
Taxable mortgage revenue bond advances	2	6,325	N/A	N/A	12
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three and six months ended June 30, 2023 and 2022, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended June 30, 2023
Net borrowing on Acquisition LOC	5	$6,000	Yes	15
Net activity on General LOC	2	-	Yes	15
Proceeds from TOB trust financings with Mizuho	6	36,516	Yes	16
Proceeds from TOB trust financing with Barclays	5	31,875	Yes	16
Interest rate swaps executed	3	-	N/A	18
Issuance of Series A-1 Preferred Units	1	10,000	N/A	20

For the Three Months Ended March 31, 2023
Net repayment on Acquisition LOC	6	$49,000	Yes	15
Proceeds from TOB trust financings with Mizuho	9	98,526	Yes	16
Proceeds from TOB trust financing with Barclays	2	11,535	Yes	16
Interest rate swaps executed	3	-	N/A	18
Issuance of Series A-1 Preferred Units	1	8,000	N/A	20
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	7,000	N/A	20

For the Three Months Ended June 30, 2022
Net borrowing on Acquisition LOC	5	$9,255	Yes	15
Proceeds from TOB trust financings with Mizuho	7	51,045	Yes	16
Proceeds from TOB trust financing with Barclays	1	11,875	Yes	16
Repayment of TOB Financings with Mizuho	2	5,079	Yes	16
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	20,000	N/A	20

For the Three Months Ended March 31, 2022
Net repayment on Acquisition LOC	1	$15,515	Yes	15
Proceeds from TOB trust financings with Mizuho	8	108,530	Yes	16
Proceeds from TOB trust financing with Barclays	1	800	Yes	16
Unrestricted cash from total return swap	1	41,275	Yes	18
Interest rate swaps executed	2	-	N/A	18

Conditions within the Banking System

During the first six months of 2023, Silicon Valley Bank, Signature Bank and First Republic Bank were closed and taken over by the Federal Deposit Insurance Corporation (FDIC), which created significant market disruption and uncertainty for those companies and individual customers who bank with those institutions, and which raised significant concerns regarding the stability of the banking system in the United States, particularly with respect to regional and community banks. We did not hold our cash with, were not borrowing customers of, and did not otherwise bank with Silicon Valley Bank, Signature Bank, or First Republic Bank. Based on publicly available information, the banks we use in connection with our business activities are well capitalized. If the banks and financial institutions at which we hold our cash enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be reduced and such events could have a material adverse effect on our business and financial condition.

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

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$22,953	$12,887	$10,066	78.1%	$44,390	$27,020	$17,370	64.3%
Interest expense	8,844	6,307	2,537	40.2%	26,554	9,779	16,775	171.5%
Segment net income	9,780	2,758	7,022	254.6%	8,979	9,724	(745)	-7.7%

Comparison of the three months ended June 30, 2023 and 2022

Total revenues increased for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $4.0 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $3.0 million in interest income from recent MRB advances, offset by a decrease of approximately $506,000 in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $2.8 million in other interest income due to additional property loan, taxable MRB and taxable GIL investments and higher average interest rates;
•
An increase of approximately $662,000 of other interest income due to increasing interest earned on cash balances; and
•
An increase of approximately $133,000 in other income for receipt of a non-refundable extension for the Scharbauer Flats GIL and property loan maturity dates.

Total interest expense increased for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $5.9 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $1.1 million due to an increase in the average outstanding principal of our debt financing instruments of approximately $224.6 million; and
•
A decrease of approximately $4.4 million due to fair market value adjustments of interest rate derivative instruments.

Segment net income increased for the three months ended June 30, 2023 as compared to the same period in 2022 as a result of the following factors:

•
The changes in total revenues and total interest expense detailed in the tables below;
•
A decrease in the provision for credit losses of $774,000 (Note that there was no provision for credit losses in 2022 as it was prior to our adoption of the CECL standard effective January 1, 2023. See Note 2 of the condensed consolidated financial statements for additional information); and
•
An increase in general and administrative expenses due to increases of approximately $248,000 in employee compensation related to higher transactional bonuses and salaries, approximately $422,000 in restricted unit compensation expense, approximately $366,000 in administration fees paid to AFCA2 due to greater assets under management, and approximately $152,000 related to professional and consulting fees from increased transactional activity.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended June 30,

2023 and 2022. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$816,809	$12,184	6.0%	$688,551	$9,650	5.6%
Governmental issuer loans	320,176	5,988	7.5%	218,168	2,014	3.7%
Property loans	161,798	3,233	8.0%	102,837	957	3.7%
Other investments	32,840	643	7.8%	12,138	156	5.1%
Total interest-earning assets	$1,331,623	$22,048	6.6%	$1,021,694	$12,777	5.0%
Non-investment income		905			110
Total revenues		$22,953			$12,887

Interest-bearing liabilities:
Lines of credit	$6,675	$105	6.3%	$20,837	$204	3.9%
Fixed TEBS financing	249,217	2,482	4.0%	263,037	2,584	3.9%
Variable TEBS financing	67,496	784	4.6%	76,472	420	2.2%
Variable Secured Notes (1)	102,540	2,324	9.1%	102,934	1,258	4.9%
Fixed Term TOB financing	12,811	61	1.9%	12,907	64	2.0%
Variable TOB financing	719,950	9,840	5.5%	457,870	2,460	2.1%
Interest rate swap cash payments (receipts)	N/A	(1,387)	N/A	N/A	207	N/A
Total interest-bearing liabilities	$1,158,689	$14,209	4.9%	$934,057	$7,197	3.1%
Net interest spread (2)		$7,839	2.4%		$5,580	2.2%

Interest expense on interest-bearing liabilities		14,209			7,197
Amortization of deferred finance costs		300			378
Derivative fair value adjustments		(5,665)			(1,268)
Total interest expense		$8,844			$6,307
(1)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.
(2)
Net interest spread equals interest income less interest expense before amortization of deferred finance costs and derivative instrument fair value adjustments. The net interest spread rate is the annualized net interest spread during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended June 30, 2023 and 2022, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended June 30, 2023 vs. 2022
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$2,534	$1,798	$736
Governmental issuer loans	3,974	942	3,032
Property loans	2,276	549	1,727
Other investments	487	266	221
Total interest-earning assets	$9,271	$3,555	$5,716

Interest-bearing liabilities:
Lines of credit	$(99)	(139)	40
Fixed TEBS financing	(102)	(136)	34
Variable TEBS financing	364	(49)	413
Variable Secured Notes (1)	1,066	(5)	1,071
Fixed Term TOB financing	(3)	-	(3)
Variable TOB financing	7,380	1,408	5,972
Interest rate swap cash payments & receipts	(1,594)	N/A	(1,594)
Total interest-bearing liabilities	$7,012	$1,079	$5,933
Amortization of deferred finance costs	(78)	N/A	(78)
Derivative fair value adjustments	(4,397)	N/A	(4,397)
Total interest expense change	$2,537	$1,079	$1,458

Total net change	$6,734	$2,476	$4,258
(1)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.

Comparison of the six months ended June 30, 2023 and 2022

Total revenues increased for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $7.5 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $6.1 million in interest income from recent MRB advances, offset by a decrease of approximately $1.6 million in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $5.8 million in other interest income due to additional property loan, taxable MRB and taxable GIL investments and higher average interest rates;
•
An increase of approximately $1.4 million of other interest income due to increasing interest earned on cash balances; and
•
A decrease of approximately $1.8 million in other interest income for payments received on the Ohio Properties and Live 929 Apartments property loans in the first quarter of 2022 that did not recur.

Interest expense increased for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $12.8 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $1.8 million due to an increase in the average outstanding principal of our debt financing instruments of approximately $235.2 million;
•
An increase of approximately $478,000 in amortization of deferred financing costs, which includes approximately $584,000 of unamortized deferred financing costs that were recognized as interest expense upon the redemption of a TOB financing in February 2023; and
•
An increase of approximately $1.7 million due to fair market value adjustments of interest rate derivative instruments.

Segment net income decreased for the six months ended June 30, 2023 as compared to the same period in 2022 due to:

•
The changes in total revenues and total interest expense detailed in the tables below;

•
A decrease in the provision for credit losses of $1.3 million (Note that there was no provision for credit losses in 2022 as it was prior to our adoption of the CECL standard effective January 1, 2023. See Note 2 of the condensed consolidated financial statements for additional information); and
•
An increase in general and administrative expenses due to increases of approximately $875,000 in employee compensation related to higher transactional bonuses and salaries, approximately $598,000 in restricted unit compensation expense, approximately $726,000 in administration fees paid to AFCA2 due to greater assets under management, and approximately $259,000 related to professional and consulting fees from increased transactional activity.

The following table summarizes the segment's net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the six months ended June 30, 2023 and 2022. All dollar amounts are in thousands.

	For the Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$807,333	$24,003	5.9%	$690,816	$19,462	5.6%
Governmental issuer loans	313,582	11,197	7.1%	206,734	3,686	3.6%
Property loans	166,911	6,384	7.6%	88,038	3,461	7.9%	(1)
Other investments	29,901	1,131	7.6%	10,377	270	5.2%
Total interest-earning assets	$1,317,727	$42,715	6.5%	$995,965	$26,879	5.4%
Non-investment income		1,675			141
Total revenues		$44,390			$27,020

Interest-bearing liabilities:
Lines of credit	$14,386	$370	5.1%	$24,280	$438	3.6%
Fixed TEBS financing	249,625	4,971	4.0%	270,779	5,316	3.9%
Variable TEBS financing	70,907	1,562	4.4%	76,636	708	1.8%
Variable Secured Notes (2)	102,591	4,551	8.9%	102,982	1,990	3.9%
Fixed Term TOB financing	12,823	125	1.9%	12,919	128	2.0%
Variable TOB financing	698,989	18,229	5.2%	426,540	3,863	1.8%
Interest rate swap cash payments (receipts)	N/A	(2,354)	N/A	N/A	366	N/A
Total interest-bearing liabilities	$1,149,321	$27,454	4.8%	$914,136	$12,809	2.8%
Net interest spread (3)		$15,261	2.3%		$14,070	2.8%

Interest expense on interest-bearing liabilities		27,454			12,809
Amortization of deferred finance costs		1,191			713
Derivative fair value adjustments		(2,091)			(3,743)
Total interest expense		$26,554			$9,779
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

The following table summarizes the changes in interest income and interest expense for the six months ended June 30, 2023 and 2022, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Six Months Ended June 30, 2023 vs. 2022
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$4,541	$3,283	$1,258
Governmental issuer loans	7,511	1,905	5,606
Property loans	2,923	3,101	(178)	(1)
Other investments	861	508	353
Total interest-earning assets	$15,836	$8,797	$7,039

Interest-bearing liabilities:
Lines of credit	$(68)	$(178)	$110
Fixed TEBS financing	(345)	(415)	70
Variable TEBS financing	854	(53)	907
Variable Secured Notes (2)	2,561	(8)	2,569
Fixed Term TOB trust financing	(3)	(1)	(2)
Variable TOB financing	14,366	2,467	11,899
Interest rate swap cash payments & receipts	(2,720)	N/A	(2,720)
Total interest-bearing liabilities	$14,645	$1,812	$12,833
Amortization of deferred finance costs (3)	478	N/A	478
Derivative fair value adjustments	1,652	N/A	1,652
Total interest expense change	$16,775	$1,812	$14,963

Total net change	$(939)	$6,985	$(7,924)
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

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of June 30, 2023.

Our sole student housing property securing an MRB, Live 929 Apartments, was 91% occupied as of June 30, 2023, and is current on MRB debt service. As of mid-July 2023, Live 929 Apartments is approximately 63% pre-leased for the Fall 2023 semester, which is slightly behind the prior year.

The proton therapy center securing the Provision Center 2014-1 MRB was successfully sold out of bankruptcy in July 2022 and we received partial liquidation proceeds of $3.7 million in January 2023. We expect to recover additional liquidation of proceeds of approximately $930,000 at final liquidation.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Seven of the 12 underlying affordable multifamily properties had commenced leasing operations as of June 30, 2023. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor or incurred material construction cost overruns.

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

Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. The Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings. The Oasis at Twin Lakes GIL and Hope on Broadway GIL were purchased by Freddie Mac, through a servicer, and repaid in full in June 2023 and July 2023, respectively. In addition, the Hilltop at Signal Hills, Centennial Crossing and Hope on Avalon properties are nearing stabilization and have started the forward commitment conversion process with Freddie Mac.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of independent living, assisted living and memory care units.

As of June 30, 2023, we owned two MRBs with aggregate outstanding principal of $34.5 million, with an outstanding commitment to provide additional funding of $32.5 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. Furthermore, in 2021 we funded a property loan secured by a skilled nursing facility in Houston, TX, which was redeemed in September 2022.

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$336	$241	$95	39.4%	$433	$470	$(37)	-7.9%
Interest expense	(154)	-	(154)	N/A	(154)	-	(154)	N/A
Segment net income	480	240	240	100.0%	576	469	107	22.8%

Comparison of the three months ended June 30, 2023 and 2022

Total revenues increased for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $335,000 due to higher average principal balances; and
•
A decrease of approximately $239,000 due to the redemption of the Magnolia Crossing property loan in September 2022.

Negative interest expense is primarily due to approximately $225,000 of gains from derivative fair value adjustments, partially offset by approximately $65,000 in interest expense for the three months ended June 30, 2023.

The change in segment net income for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to the change in total revenues and interest income discussed above.

Comparison of the six months ended June 30, 2023 and 2022

Total revenues decreased for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $433,000 due to higher average principal balances; and
•
A decrease of approximately $467,000 due to the redemption of the Magnolia Crossing property loan in September 2022.

Negative interest expense is primarily due to approximately $225,000 of gains from derivative fair value adjustments, partially offset by approximately $65,000 in interest expense for the three months ended June 30, 2023.

The change in segment net income for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to the change in total revenues and interest income discussed above.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$3,907	$2,161	$1,746	80.8%	$6,084	$5,077	$1,007	19.8%
Interest expense	299	201	98	48.8%	560	394	166	42.1%
Gain on sale of investments in unconsolidated entities	7,326	12,644	(5,318)	-42.1%	22,693	29,083	(6,390)	-22.0%
Segment net income	10,932	14,600	(3,668)	-25.1%	28,211	33,762	(5,551)	-16.4%

Comparison of the three months ended June 30, 2023 and 2022

The increase in total revenues for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to the following:

•
An increase of approximately $2.1 million of investment income related to preferred return received upon the sale of Vantage at Conroe in June 2023;
•
A decrease of approximately $637,000 of investment income related to the sales of Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023; and
•
An increase of approximately $317,000 in investment income related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023.

Interest expense for the three months ended June 30, 2023 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate on outstanding balances.

The gain on sale of JV Equity Investments for the three months ended June 30, 2023 primarily related to the sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

The gain on sale of JV Equity Investments for the three months ended June 30, 2022 primarily related to the sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million.

The change in segment net income for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Comparison of the six months ended June 30, 2023 and 2022

The increase in total revenues for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to the following:

•
An increase of approximately $2.1 million of investment income related to preferred return received upon the sale of Vantage at Conroe in June 2023;
•
A decrease of approximately $2.0 million of investment income related to the sales of Vantage at Murfreesboro in March 2022, Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023; and
•
An increase of approximately $965,000 in investment income related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023.

Interest expense for the six months ended June 30, 2023 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate on outstanding balances.

The gain on sale of JV Equity Investments for the six months ended June 30, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

The gain on sale of JV Equity Investments for the six months ended June 30, 2022 primarily consisted of the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million; and
•
The sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million.

The change in segment net income for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Operational Matters

We have noted no material construction cost overruns to date, despite generally volatile market prices for construction materials, particularly lumber and commodities. In addition, we have noted no material issues in securing materials and labor needed to construct the properties underlying our JV Equity Investments, despite general supply chain constraints noted in the current business environment. The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. We have noted that some properties that are complete or nearing completion have incurred interest costs that have exceeded capitalized interest reserves, and such properties may utilize construction contingencies or the developers have and may continue to defer a portion of its developer fee payment. Such interest cost overruns, and other potential development cost overruns, may require us to contribute additional equity which may result in lower returns on our JV Equity Investments.

As of June 30, 2023, Vantage at Tomball, Vantage at Helotes, and Vantage at Fair Oaks have completed construction, are in the initial leasing phase, and are 91%, 85%, and 27% occupied as of June 30, 2023, respectively.

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

In July 2023, we executed a $16.5 million commitment for The Jessam at Hays Farms, a to-be-constructed 318 unit market rate multifamily housing property in Huntsville, AL, which is with a new, experienced developer partner. The terms of this JV Equity Investment are very similar to our Vantage and Freestone JV Equity Investments. This JV Equity Investment is held through ATAX Great Hill Holdings LLC, a wholly owned subsidiary of the Partnership, and diversifies our developer relationships for sourcing JV Equity Investments as well as our geographic areas of investment.

MF Properties Segment

As of June 30, 2023 and 2022, the Partnership owned the Suites on Paseo MF Property containing a total of 384 rental units that serve primarily university students. As of June 30, 2022, the Partnership also owned The 50/50 MF Property which was sold to an unrelated non-profit organization in December 2022.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
MF Properties
Total revenues	$1,108	$1,945	$(837)	-43.0%	$2,334	$3,872	$(1,538)	-39.7%
Real estate operating expense	615	979	(364)	-37.2%	1,217	2,043	(826)	-40.4%
Interest expense	-	269	(269)	-100.0%	-	542	(542)	-100.0%
Segment net income (loss)	95	8	87	1087.5%	312	(84)	396	471.4%

Comparison of the three months ended June 30, 2023 and 2022

The decrease in total revenues for the three months ended June 30, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $823,000 for the three months ended June 30, 2022.

The decrease in real estate operating expense for the three months ended June 30, 2023 as compared to the same period in 2022 is due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $222,000 for the three months ended June 30, 2022. Operating expenses for The Suites on Paseo MF Property decreased approximately $134,000 due to a non-recurring tax refund received in 2023.

The decrease in interest expense for the three months ended June 30, 2023 as compared to the same period in 2022 is due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022 and the buyer's assumption of debt outstanding at the property. The Suites on Paseo MF Property had no direct debt obligations during the three months ended June 30, 2023 and 2022.

The increase in segment net income for the three months ended June 30, 2023 as compared to the same period in 2022 was due to the changes in total revenue and interest expense described above. Included in segment net income (loss) is depreciation expense of $405,000 and $684,000 for the three months ended June 30, 2023 and 2022, respectively. The decrease in depreciation expense is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $293,000 for the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

The decrease in total revenues for the six months ended June 30, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $1.6 million for the six months ended June 30, 2022. This was partially offset by an increase of approximately $98,000 due to higher rents at the Suites on Paseo MF Property.

The decrease in real estate operating expense for the six months ended June 30, 2023 as compared to the same period in 2022 is due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $690,000 for the six months ended June 30, 2022. Operating expenses for the Suites on Paseo MF Property decreased approximately $143,000 due primarily to insurance proceeds from flood damage.

The decrease in interest expense for the six months ended June 30, 2023 as compared to the same period in 2022 is due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022 and the buyer's assumption of debt outstanding at the property. The Suites on Paseo MF Property had no direct debt obligations during the six months ended June 30, 2023 and 2022.

The improvement in segment net income (loss) for the six months ended June 30, 2023 as compared to the same period in 2022 was due to the changes in total revenue and interest expense described above. Included in segment net income (loss) is depreciation expense of $810,000 and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in depreciation expense is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $585,000 for the six months ended June 30, 2022.

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

The Suites on Paseo MF Property has generated sufficient operating cash flows to meet all operational obligations through June 30, 2023. The Suites on Paseo MF Property, which is adjacent to San Diego State University, was 70% occupied as of June 30, 2023. As of mid-July 2023, the property is approximately 100% pre-leased for the Fall 2023 semester. Included in the pre-leased amount is a master lease with San Diego State University whereby the university is leasing 140 beds for the period from August 2023 through July 2024, which will be subleases to its students. The master lease will support overall occupancy and provide certainty of revenue for the related beds.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment classes. The narrative discussion that follows provides a brief operating analysis of each investment class as of and for the six months ended June 30, 2023 and 2022.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of June 30, 2023. Debt service on our MRBs for the non-consolidated stabilized properties was current as of June 30, 2023. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2023	2023	2022	2023	2022
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45	96%	100%	96%	97%
Courtyard	CA	108	100%	100%	99%	97%
Glenview Apartments	CA	88	92%	98%	87%	91%
Harden Ranch	CA	100	100%	100%	98%	95%
Harmony Court Bakersfield	CA	96	99%	99%	93%	92%
Harmony Terrace	CA	136	100%	99%	136%	134%
Las Palmas II	CA	81	100%	100%	98%	98%
Lutheran Gardens	CA	76	97%	92%	94%	91%
Montclair Apartments	CA	80	100%	99%	90%	94%
Montecito at Williams Ranch Apartments	CA	132	98%	95%	103%	106%
Montevista	CA	82	85%	95%	98%	96%
San Vicente	CA	50	96%	100%	88%	93%
Santa Fe Apartments	CA	89	98%	93%	93%	89%
Seasons at Simi Valley	CA	69	99%	100%	121%	118%
Seasons Lakewood	CA	85	100%	100%	107%	96%
Seasons San Juan Capistrano	CA	112	99%	99%	98%	99%
Solano Vista	CA	96	98%	93%	89%	89%
Summerhill	CA	128	96%	100%	93%	94%
Sycamore Walk	CA	112	96%	99%	96%	90%
The Village at Madera	CA	75	100%	99%	107%	101%
Tyler Park Townhomes	CA	88	100%	99%	98%	98%
Vineyard Gardens	CA	62	100%	100%	103%	100%
Westside Village Market	CA	81	98%	99%	97%	91%
Brookstone	IL	168	97%	99%	100%	100%
Copper Gate Apartments	IN	129	97%	99%	98%	102%
Renaissance	LA	208	96%	93%	91%	93%
Live 929 Apartments	MD	575	91%	89%	88%	78%
Silver Moon	NM	151	95%	98%	96%	96%
Village at Avalon	NM	240	99%	95%	97%	96%
Columbia Gardens	SC	188	88%	92%	100%	97%
Companion at Thornhill Apartments	SC	180	100%	99%	81%	84%
The Palms at Premier Park Apartments	SC	240	97%	100%	85%	91%
Village at River's Edge (4)	SC	124	94%	90%	93%	96%
Willow Run	SC	200	88%	90%	103%	100%
Arbors at Hickory Ridge (5)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	94%	97%	89%	86%
Avistar at the Crest	TX	200	99%	98%	91%	82%
Avistar at the Oaks	TX	156	97%	99%	90%	88%
Avistar at the Parkway	TX	236	94%	95%	85%	84%
Avistar at Wilcrest	TX	88	83%	94%	79%	77%
Avistar at Wood Hollow	TX	409	96%	95%	93%	88%
Avistar in 09	TX	133	95%	99%	93%	94%
Avistar on the Boulevard	TX	344	91%	97%	82%	83%
Avistar on the Hills	TX	129	93%	97%	87%	84%
Bruton Apartments	TX	264	72%	91%	49%	62%
Concord at Gulfgate	TX	288	92%	99%	78%	87%
Concord at Little York	TX	276	89%	91%	75%	77%
Concord at Williamcrest	TX	288	93%	93%	86%	83%
Crossing at 1415	TX	112	93%	96%	88%	88%
Decatur Angle	TX	302	84%	88%	71%	64%
Esperanza at Palo Alto	TX	322	89%	88%	72%	79%
Heights at 515	TX	96	92%	100%	88%	89%
Heritage Square	TX	204	96%	95%	87%	82%
Oaks at Georgetown	TX	192	97%	96%	91%	94%
Runnymede	TX	252	99%	99%	92%	97%
Southpark	TX	192	96%	97%	89%	93%
15 West Apartments	WA	120	99%	99%	98%	98%
		9,617	93.9%	95.4%	88.9%	88.4%
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
(4)
The physical occupancy is based on the latest available financial information, which is as of March 31, 2023. Economic occupancy is as of June 30, 2023.
(5)
The MRB is defeased and as such, the Partnership does not report property occupancy information.

Physical occupancy as of June 30, 2023 decreased slightly from the same period in 2022 due to modest declines across various properties in the portfolio. Economic occupancy for the six months ended June 30, 2023 is relatively stable compared with the same period in 2022.

A significant property performance decline was noted at Bruton Apartments due to higher than historical bad debt write-offs and decreased physical occupancy. Local COVID ordinances restricting evictions for non-payment of rent recently expired and evictions have resumed, which has resulted in declining occupancy as units related to evictions are being readied to be leased to new tenants. We will continue to monitor and discuss property operations with the individual borrowers.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of June 30, 2023, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of June 30, 2023, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,		Physical Occupancy (1) as of June 30,			Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2023		2023		2022	2023	2022
MRB Multifamily Properties-Non Stabilized (3)
40rty on Colony - Series P (4)	CA	40		n/a		n/a	n/a	n/a
Ocotillo Springs (5)	CA	75		99%		n/a	104%	n/a
Residency at Empire (4)	CA	148		n/a		n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200		n/a		n/a	n/a	n/a
Residency at the Mayer (4)	CA	79		n/a		n/a	n/a	n/a
Village at Hanford Square (4)	CA	100		n/a		n/a	n/a	n/a
Handsel Morgan Village Apartments (4)	GA	45		n/a		n/a	n/a	n/a
MaryAlice Circle Apartments (4)	GA	98		n/a		n/a	n/a	n/a
Jackson Manor Apartments	MS	60		98%		97%	96%	95%
The Ivy Apartments (5)	SC	212		77%		n/a	67%	n/a
The Park at Sondrio Apartments (5)	SC	271		84%		n/a	62%	n/a
The Park at Vietti Apartments (5)	SC	204		79%		n/a	63%	n/a
Windsor Shores Apartments (5)	SC	176		81%		n/a	73%	n/a
		1,708

GIL Multifamily Properties-Non Stabilized (3)
Hope on Avalon (5), (6)	CA	88		63%		n/a	n/a	n/a
Hope on Broadway (5), (6)	CA	49		100%		n/a	n/a	n/a
Centennial Crossings (5)	CO	209		98%		n/a	95%	n/a
Poppy Grove I (4)	CA	147		n/a		n/a	n/a	n/a
Poppy Grove II (4)	CA	82		n/a		n/a	n/a	n/a
Poppy Grove III (4)	CA	158		n/a		n/a	n/a	n/a
Osprey Village (4)	FL	383		n/a		n/a	n/a	n/a
Magnolia Heights (5), (7)	GA	200		50%		n/a	51%	n/a
Willow Place Apartments (4)	GA	182		n/a		n/a	n/a	n/a
Legacy Commons at Signal Hills (5)	MN	247		31%		n/a	16%	n/a
Hilltop at Signal Hills (5)	MN	146		97%		n/a	95%	n/a
Scharbauer Flats Apartments	TX	300		99%		1%	33%	0%
		2,191

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	174	(8)	n/a		n/a	n/a	n/a
Village Point Apartments (5), (6)	NJ	120	(9)	85%	(9)	n/a	n/a	n/a
		294

Grand total		4,193
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
(4)
Physical and economic occupancy information is not available for the six months ended June 30, 2023 and 2022 as the property is under construction or rehabilitation.
(5)
Physical and economic occupancy information is not available for the six months ended June 30, 2022 as the related investment was either under construction, rehabilitation, or recently acquired.
(6)
The physical occupancy is based on the latest available financial information, which is as of June 30, 2023. Economic occupancy is not available as of June 30, 2023 as the property was recently acquired or recently began operations.
(7)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of March 31, 2023.

(8)
Meadow Valley is a seniors housing property with 174 beds in 154 units.
(9)
Village Point is a skilled nursing property with 120 beds in 92 units. Occupancy is based on the daily average of beds occupied during the month of June 2023.

As of June 30, 2023, seven MRB multifamily properties and one MRB seniors housing property were under construction and have no operating metrics to report. The Ocotillo Springs MRB property has completed construction and achieved stabilization in July 2023. The Jackson Manor, The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments, and Windsor Shores Apartments MRB properties are currently undergoing tenant-in-place rehabilitations.

As of June 30, 2023, five GIL properties were under construction and have no operating metrics to report. The remaining seven GIL properties have substantially completed construction and are leasing units.

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

					Physical Occupancy (1) as of June 30,
Property Name	State	Construction Completion Date	Planned Number of Units		2023	2022	Revenue For the Three Months Ended June 30, 2023 (2)	Sale Date	Per-unit Sale Price
Sold Properties
Vantage at Germantown	TN	March 2020	n/a		n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a		n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a		n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a		n/a	n/a	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a		n/a	n/a	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a		n/a	97%	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	n/a		n/a	97%	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	97%	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	91%	n/a	June 2023	174,000

Operating Properties
Vantage at Tomball	TX	April 2022	288		91%	48%	$1,079,467	n/a	n/a
Vantage at Helotes	TX	November 2022	288		85%	n/a	975,775	n/a	n/a
Vantage at Fair Oaks	TX	May 2023	288		27%	n/a	244,343	n/a	n/a

Properties Under Construction
Vantage at Hutto (4)	TX	n/a	288		2%	n/a	n/a	n/a	n/a
Vantage at Loveland	CO	n/a	288		n/a	n/a	n/a	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Cresta Bella	TX	n/a	296		n/a	n/a	n/a	n/a	n/a
Valage Senior Living Carson Valley	NV	n/a	102	(5)	n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (6)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a

			2,710
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
(4)
Information as of June 30, 2023 is provided as the property has commenced leasing operations prior to construction completion.
(5)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(6)
The property is reported as a consolidated VIE as of June 30, 2023 (see Note 5 to the Partnership’s condensed consolidated financial statements).

The Vantage at Hutto, Vantage at Loveland, Vantage at McKinney Falls, Freestone Cresta Bella, and Valage Senior Living Carson Valley properties are under construction and have yet to commence leasing activities as of June 30, 2023. Construction was completed on Vantage at Tomball and Vantage at Helotes during 2022 and both properties are leasing up in line with expectations. Vantage at Fair Oaks construction was completed in 2023 and has commenced leasing activities. Freestone Greeley and Vantage at San Macros are in the planning phase.

MF Properties

As of June 30, 2023, we owned one MF Property. The Partnership reports the assets, liabilities, and results of operations of this property on a consolidated basis.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2023	2023	2022	2023	2022
MF Properties
Suites on Paseo	CA	384	70%	88%	93%	89%
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

The economic occupancy for the six months ended June 30, 2023 increased as compared to the same period in 2022 due to higher average monthly occupancy. The physical occupancy as of June 30, 2023 declined as compared to the same period in 2022 due to the students moving off campus during the summer months. The property previously relied on short-term non-student leases to boost occupancy, but the property is focusing on student-only tenants and transitioning to 12-month leases going forward, which should reduce occupancy declines in future summers. The property and San Diego State University have entered into a master lease whereby the university will lease 140 beds for the period from August 2023 through July 2024, which the university will then sublease to its students. The master lease will support overall occupancy and provide certainty of revenue for the related beds. As of mid-July 2023, the property is approximately 100% pre-leased for the Fall 2023 semester.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues and Other Income:
Investment income	$22,416	$13,825	$8,591	62.1%	$41,718	$28,229	$13,489	47.8%
Property revenues	1,108	1,945	(837)	-43.0%	2,334	3,872	(1,538)	-39.7%
Other interest income	4,646	1,463	3,183	217.6%	9,056	4,339	4,717	108.7%
Other income	133	-	133	N/A	133	-	133	N/A
Gain on sale of investments in unconsolidated entities	7,326	12,644	(5,318)	-42.1%	22,693	29,083	(6,390)	-22.0%
Total Revenues and Other Income	$35,629	$29,877	$5,752	19.3%	$75,934	$65,523	$10,411	15.9%

Discussion of Total Revenues and Other Income for the Three Months Ended June 30, 2023 and 2022

Investment income. The increase in investment income for the three months ended June 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $4.0 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $3.4 million in interest income from recent MRB advances, offset by a decrease of approximately $506,000 in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $1.7 million of investment income related to JV Equity Investments. This increase consisted of:
o
An increase of approximately $2.1 million of investment income related to preferred return received upon the sale of Vantage at Conroe in June 2023;
o
A decrease of approximately $637,000 of investment income related to the sales of Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023; and
o
An increase of approximately $317,000 in investment income related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023.

Property revenues. The decrease in property revenues for the three months ended June 30, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $823,000 for the three months ended June 30, 2022.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the three months ended June 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $2.8 million from higher average property loan, taxable MRB and taxable GIL investment balances of $65.4 million and higher average interest rates;
•
An increase of approximately $662,000 of other interest income due to increasing interest earned on cash balances; and
•
A decrease of approximately $295,000 of other interest income due to property loan redemptions in 2022 and 2023.

Other income. Other income for the three months ended June 30, 2023 related to receipt of a non-refundable extension for the Scharbauer Flats GIL and property loan maturity dates.

Gain on sale of investments in unconsolidated entities. The gain on sale of JV Equity Investments for the three months ended June 30, 2023 primarily related to the sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million. The gain on sale of JV Equity Investments for the three months ended June 30, 2022 primarily related to the sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million.

Discussion of Total Revenues and Other Income for the Six Months Ended June 30, 2023 and 2022

Investment income. The increase in investment income for the six months ended June 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $7.5 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $6.6 million in interest income from recent MRB advances, offset by a decrease of approximately $1.6 million in interest income due to MRB redemptions;
•
An increase of approximately $1.0 million of investment income related to JV Equity Investments consisting of:
o
An increase of approximately $2.1 million of investment income related to preferred return received upon the sale of Vantage at Conroe in June 2023;
o
A decrease of approximately $2.0 million of investment income related to the sales of Vantage at Murfreesboro in March 2022, Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023; and

o
An increase of approximately $965,000 in investment income related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023.

Property revenues. The decrease in property revenues for the six months ended June 30, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $1.6 million for the six months ended June 30, 2022. This was partially offset by an increase of approximately $98,000 due to higher rents at the Suites on Paseo MF Property.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the six months ended June 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $5.8 million from higher average property loan, taxable MRB and taxable GIL investment balances of $84.6 million and higher average interest rates;
•
An increase of approximately $1.4 million of other interest income due to increasing interest earned on cash balances;
•
A decrease of approximately $544,000 in other interest income due to property loan redemptions in 2022; and
•
A decrease of approximately $1.9 million in other interest income for payments received on the Ohio Properties and Live 929 Apartments property loans in the first quarter of 2022 that did not recur.

Other income. Other income for the six months ended June 30, 2023 related to receipt of a non-refundable extension fee. There was no other income for the six months ended June 30, 2022.

Gain on sale of investments in unconsolidated entities. The gain on sale of JV Equity Investments for the six months ended June 30, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

The gain on sale of JV Equity Investments for the six months ended June 30, 2022 primarily consisted of the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million; and
•
The sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$615	$979	$(364)	-37.2%	$1,217	$2,043	$(826)	-40.4%
Provision for credit losses	(774)	-	(774)	N/A	(1,319)	-	(1,319)	N/A
Depreciation and amortization	405	684	(279)	-40.8%	810	1,368	(558)	-40.8%
Interest expense	8,988	6,777	2,211	32.6%	26,960	10,714	16,246	151.6%
General and administrative	5,109	3,809	1,300	34.1%	10,182	7,491	2,691	35.9%
Total Expenses	$14,343	$12,249	$2,094	17.1%	$37,850	$21,616	$16,234	75.1%

Discussion of Total Expenses for the Three Months Ended June 30, 2023 and 2022

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022.

Operating expenses for The 50/50 MF Property were approximately $222,000 for the three months ended June 30, 2022. Operating expenses for the Suites on Paseo MF Property decreased approximately $134,000 due to a non-recurring tax refund received in 2023.

Provision for credit losses. The Partnership adopted the CECL standard effective January 1, 2023 and we recorded a cumulative effect of accounting change of approximately $5.9 million directly to Partners’ Capital as of the effective date. The provision for credit losses for the three months ended June 30, 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and is primarily due to the shortening average remaining life of such investments. There was no provision for credit losses for the three months ended June 30, 2022, which was prior to the effective date of the CECL standard.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the three months ended June 30, 2023 as compared to the same period in 2022 due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $293,000 for the three months ended June 30, 2022.

Interest expense. The increase in interest expense for the three months ended June 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $6.1 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $0.9 million due to higher average principal outstanding of $209.4 million;
•
An decrease of approximately $99,000 in amortization of deferred financing costs; and
•
An decrease of approximately $4.6 million due to fair market value adjustments of interest rate derivative instruments.

General and administrative expenses. The increase in general and administrative expenses for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to increases of approximately $248,000 in employee compensation related to higher transactional bonuses and salaries, approximately $422,000 in restricted unit compensation expense, approximately $366,000 in administration fees paid to AFCA2 due to greater assets under management, and approximately $152,000 related to professional and consulting fees from increased transactional activity.

Discussion of Total Expenses for the Six Months Ended June 30, 2023 and 2022

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $690,000 for the six months ended June 30, 2022. Operating expenses for the Suites on Paseo MF Property decreased approximately $143,000 due primarily to insurance proceeds from flood damage.

Provision for credit losses. The Partnership adopted the CECL standard effective January 1, 2023 and we recorded a cumulative effect of accounting change of approximately $5.9 million directly to Partners’ Capital as of the effective date. The provision for credit losses for the six months ended June 30, 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and is primarily due to the shortening average remaining life of such investments. There was no provision for credit losses for the six months ended June 30, 2022, which was prior to the effective date of the CECL standard.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the six months ended June 30, 2023 as compared to the same period in 2022 due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $585,000 for the six months ended June 30, 2022.

Interest expense. The increase in interest expense for the six months ended June 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $13.0 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $1.3 million due to higher average principal outstanding of $215.8 million;

•
An increase of approximately $457,000 in amortization of deferred financing costs, which includes approximately $584,000 of unamortized deferred financing costs that were recognized as interest expense upon the redemption of a TOB in February 2023; and
•
An increase of approximately $1.4 million due to fair market value adjustments of interest rate derivative instruments.

General and administrative expenses. The increase in general and administrative expenses for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to increases of approximately $875,000 in employee compensation related to higher transactional bonuses and salaries, approximately $598,000 in restricted unit compensation expense, approximately $726,000 in administration fees paid to AFCA2 due to greater assets under management, and approximately $259,000 related to professional and consulting fees from increased transactional activity.

Discussion of Income Tax Expense for the Three and Six Months Ended June 30, 2023 and 2022

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the three and six months ended June 30, 2023 and 2022.

Cash Available for Distribution - Non-GAAP Financial Measures

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and six months ended June 30, 2023 and 2022 (all per BUC amounts are presented giving effect to the BUCs Distributions on a retroactive basis for all periods presented):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$21,287,172	$17,606,681	$38,078,394	$43,870,699
Change in fair value of derivative instruments	(6,020,265)	(1,232,433)	(2,584,298)	(3,707,564)
Depreciation and amortization expense	405,408	684,362	810,389	1,368,024
Provision for credit losses (1)	(774,000)	-	(1,319,000)	-
Amortization of deferred financing costs	392,983	492,720	1,398,750	944,192
Restricted unit compensation expense	587,177	165,509	937,136	339,407
Deferred income taxes	(1,073)	(13,973)	(2,055)	(6,707)
Redeemable Preferred Unit distributions and accretion	(799,182)	(716,500)	(1,545,832)	(1,434,244)
Tier 2 Income allocable to the General Partner (2)	(878,407)	(189,569)	(3,293,628)	(2,835,548)
Recovery of prior credit loss (3)	(17,345)	(17,344)	(34,312)	(22,623)
Bond premium, discount and origination fee amortization, net of cash received	(47,046)	(59,341)	(94,227)	(137,716)
Total CAD	$14,135,422	$16,720,112	$32,351,317	$38,377,920

Weighted average number of BUCs outstanding, basic	22,639,852	22,582,055	22,639,877	22,581,421
Net income per BUC, basic	$0.85	$0.74	$1.45	$1.74
Total CAD per BUC, basic	$0.62	$0.74	$1.43	$1.70
Cash Distributions declared, per BUC	$0.368	$0.556	$0.737	$0.878
BUCs Distributions declared, per BUC (4)	$0.07	$-	$0.07	$-

(1)
The adjustment for the three and six months ended June 30, 2023 reflects the change in allowances for credit losses under the CECL standard that was effective for the Partnership effective January 1, 2023 which requires the Partnership to update estimates of expected credit losses for our investments portfolio at each reporting date. The accounting for credit losses for the three and six months ended June 30, 2022 was subject to previous accounting guidance that was generally applied incurred loss model rather than expected credit losses. There were no credit losses incurred using prior accounting guidance for the three and six months ended June 30, 2022.

(2)
As described in Note 3 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner.

For the three and six months ended June 30, 2023, Tier 2 income allocable to the General Partner consisted of approximately $3.8 million related to the gains on sale of Vantage at Stone Creek and Vantage at Coventry in January 2023 and approximately $878,000 related to the gain on sale of Vantage at Conroe in June 2023, offset by a $1.4 million Tier 2 loss allocable to the General Partner related to the Provision Center 2014-1 MRB realized in January 2023 upon receipt of the majority of expected bankruptcy liquidation proceeds.

For the three and six months ended June 30, 2022, Tier 2 income allocable to the general partner related to the gain on sale of Vantage at Murfreesboro in March 2022.

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

(4)
The Partnership declared the Second Quarter 2023 BUCs Distribution, payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record of June 30, 2023.

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

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments net of leverage secured by the investment assets; debt service (principal and interest payments) related to our debt financings; repayments of our secured lines of credit balances; the exercise of redemption rights by the holders of the Series A Preferred Units; and distribution payments to Unitholders. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and an MF Property, redemptions of various investment asset at the stated maturity dates, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

•
Unrestricted cash on hand;
•
Operating cash flows from investment assets;
•
Net operating cash flows from our MF Property;
•
Secured lines of credit;
•
Proceeds from the sale or redemption of assets;
•
Proceeds from obtaining additional debt; and
•
Issuances of debt securities, BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests.

Unrestricted Cash on Hand

As of June 30, 2023, we reported unrestricted cash on hand of approximately $59.2 million. There are no contractual restrictions of the Partnership’s ability to use unrestricted cash on hand. In July 2023, $5.0 million of restricted cash related to our General LOC was released upon amendment of the facility. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $5.0 million under the terms of the General LOC.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of June 30, 2023, except for the Provision Center 2014-1 MRB. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million to purchase additional investments and to meet general working capital and liquidity requirements. The General LOC was amended in July 2023 to modify certain terms and covenants, which are reflected in this discussion. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of (i) the net book value of the Suites on Paseo MF Property, and (ii) 100% of our equity capital contributions to Vantage JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments and a mortgage and assignment of leases and rents of the Suites on Paseo MF Property. We have the ability to increase the total maximum commitment by $20.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $5.0 million (which will increase up to a maximum of $7.5 million the maximum available commitment if fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of June 30, 2023 and as of the date of the amendment in July 2023. The balance of the General LOC was $6.5 million with the ability to draw an additional $33.5 million as of June 30, 2023. After the amendment in July 2023, the General LOC has a maturity date of June 2025, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a financial institution of up to $50 million. The Acquisition LOC may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of June 30, 2023. There was $6.0 million outstanding on the Acquisition LOC and approximately $44.0 million was available as of June 30, 2023. The Acquisition LOC has a maturity date of June 2024, with two one-year extension options, subject to certain terms and conditions.

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

The following table summarizes the proceeds from sales of our JV Equity Investments during 2023, inclusive of the return of our initial equity investments:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership
Vantage at Stone Creek	Omaha, NE	294	January 2023	$14,689,244
Vantage at Coventry	Omaha, NE	294	January 2023	13,220,218
Vantage at Conroe	Conroe, TX	288	June 2023	19,828,060
				$47,737,522

In February 2023, the Greens of Pine Glen MRBs and property loans were redeemed. We received approximately $10.9 million of cash proceeds upon redemption of the MRBs and property loan. Related TEBS financing principal of $7.6 million was paid down upon redemption.

Many of our GIL and property loan investments have maturity dates within the next 12 months, which will be purchased by Freddie Mac, through a servicer, on or before the maturity at a price equal to the principal outstanding plus accrued interest. Such proceeds will be primarily used to repay our related debt financing. We regularly monitor the progress of the underlying properties and the likelihood of redemption upon maturity and currently have no concerns regarding future conversions. Borrowers of certain GIL and property loan investments may request an extension of the maturity dates up to six months, subject to meeting various conditions, obtaining an approval of Freddie Mac to extend the maturity date of the forward purchase commitment, and payment of an extension fee to us.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of June 30, 2023, our primary unleveraged assets were certain MRBs and taxable MRBs with outstanding principal totaling approximately $26.0 million.

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

We are currently party to a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of June 30, 2023, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Available to Issue as of June 30, 2023		Units Issued as of June 30, 2023
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	1,700,000	(1)	1,800,000
Series B	September 2021	September 2024	10.00	5.75%	Sixth anniversary	10,000,000	(2)	-
Total						11,700,000		1,800,000
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

During the six months ended June 30, 2023, we sold a total of 1,800,000 Series A-1 Preferred Units to two financial institutions under the registration statement for the Series A-1 Preferred Units offering referenced in the table above for gross proceeds of $18.0 million.

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

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of June 30, 2023:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Initial Commitment	Remaining Commitment as of June 30, 2023	Remainder of 2023	2024	2025	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$32,525,000	$12,500,000	$15,200,000	$4,825,000	6.25%	Variable TOB
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	26,080,000	21,180,000	21,180,000	-	-	6.00%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	16,420,000	3,000,000	13,420,000	-	SOFR + 3.60% (4)	Variable TOB
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (5)	5,000,000	4,000,000	-	4,000,000	-	SOFR + 3.60%	(6)
Residency at Empire - Series BB-3	December 2022	December 2040	14,000,000	13,945,000	13,945,000	-	-	6.45% (7)	(6)
Residency at Empire - Series BB-4	December 2022	December 2040	47,000,000	47,000,000	4,400,000	34,700,000	7,900,000	6.45% (8)	(6)
Subtotal			152,500,000	135,070,000	55,025,000	67,320,000	12,725,000

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	April 2024 (5)	$12,500,000	$8,000,000	$8,000,000	$-	$-	SOFR + 3.70%	Variable TOB
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	8,000,000	7,000,000	-	7,000,000	-	SOFR + 3.65%	N/A
Residency at Empire - Series BB-T	December 2022	December 2025 (5)	9,404,500	8,404,500	-	-	8,404,500	7.45%	N/A
Village at Hanford Square - Series H-T	May 2023	May 2030	10,400,000	9,400,000	-	9,400,000	-	7.25%	N/A
40rty on Colony - Series P-T	June 2023	June 2030	5,950,000	4,950,000	-	4,395,000	555,000	7.45%	N/A
Subtotal			46,254,500	37,754,500	8,000,000	20,795,000	8,959,500

Governmental Issuer Loans
Osprey Village	July 2021	August 2024 (5)	$60,000,000	$1,473,020	$1,473,020	$-	$-	SOFR + 3.07%	Variable TOB
Poppy Grove I	September 2022	April 2025 (5)	35,688,328	22,342,328	22,342,328	-	-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	22,250,000	15,708,700	5,250,000	10,458,700	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	39,119,507	27,569,507	8,600,000	18,969,507	-	6.78%	Variable TOB
Subtotal			157,057,835	67,093,555	37,665,348	29,428,207	-

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$21,157,672	$20,157,672	$-	$20,157,672	$-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	10,941,300	9,941,300	-	9,941,300	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	24,480,493	23,480,493	-	19,980,493	3,500,000	6.78%	Variable TOB
Subtotal			56,579,465	53,579,465	-	50,079,465	3,500,000

Property Loans
Osprey Village	July 2021	August 2024 (5)	$25,500,000	$24,500,000	$15,000,000	$9,500,000	$-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	21,351,328	11,320,296	11,320,296	-	-	SOFR + 3.30%	Variable TOB
Subtotal			46,851,328	35,820,296	26,320,296	9,500,000	-

Equity Investments
Vantage at San Marcos (9), (10)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	$-	N/A	N/A
Vantage at Loveland (11)	April 2021	N/A	18,215,000	1,886,000	1,886,000	-	-	N/A	N/A
Freestone Greeley (10)	October 2022	N/A	16,035,710	11,325,008	11,325,008	-	-	N/A	N/A
Freestone Cresta Bella	November 2022	N/A	16,405,514	6,165,518	6,000,000	165,518	-	N/A	N/A
Valage Senior Living Carson Valley	February 2023	N/A	8,163,301	2,760,119	2,760,119	-	-	N/A	N/A
Subtotal			68,734,054	31,080,559	30,915,041	165,518	-

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (12)	$3,900,000	$3,900,000	$-	$3,900,000	$-	4.85%	N/A
Subtotal			3,900,000	3,900,000	-	3,900,000	-

Total Commitments			$531,877,182	$364,298,375	$157,925,685	$181,188,190	$25,184,500
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
(8)
Upon stabilization, the MRB will resize to an amount not to exceed $3.3 million and become subordinate to the other senior MRBs of the borrower. In December 2029, the interest rate will convert to a fixed rate of 10.0%.
(9)
The property became a consolidated VIE effective during the fourth quarter of 2021.
(10)
A development site has been identified for this property but construction had not commenced as of June 30, 2023.

(11)
In July 2023, the Partnership's initial commitment of $16.3 million was increased by $1.9 million upon meeting certain conditions as outlined in the original agreement.
(12)
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

Our debt financing arrangements include various fixed and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$261,334,319	22.6%	$262,973,604	24.8%
Variable (1)	Variable (1)	376,351,001	32.5%	402,811,000	37.9%
Fixed	Variable	153,288,834	13.3%	165,628,934	15.6%
Fixed	Variable - Hedged (2)	365,457,000	31.6%	230,092,856	21.7%
Total		$1,156,431,154		$1,061,506,394
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

The interest rate paid on our variable rate debt financings are generally determined by the senior securities remarketing agent as the rate necessary to remarket any senior securities tendered by holders thereof for remarketing that week at a price of par. Interest on the senior securities is either taxable or tax-exempt to the holders based on the structure of the TOB financing. The senior securities rate on TOB financings structured as tax-exempt to the senior securities holders are typically correlated to tax-exempt municipal short-term securities indices, such as SIFMA. The senior securities rate on TOB financings structured as taxable to the senior securities holders are typically correlated to taxable short-term securities indices, such as SOFR.

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our interest rate swaps and received net settlement proceeds totaling $2.1 million during the six months ended June 30, 2023.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of June 30, 2023. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps (does not consider our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2023	275,027,040
2024	277,739,167
2025	227,739,965
2026	178,518,799
2027	146,618,799
2028	123,202,132
2029	103,872,299

The table above does not include an additional interest rate swap executed in July 2023 with a fixed notional amount approximately $6.2 million through June 2030 to hedge current and future variable rate TOB financing.

We are required to post collateral if the value of investment assets securitized in TOB trust financings, plus our net exposure on our interest rate derivatives, drops below a threshold level in the aggregate. From April through July 2023, we were required to post approximately $12.4 million of collateral with Mizuho due to relatively volatile market interest rates and all collateral calls were satisfied using cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps move inversely with the change in valuation of our investment assets, so our interest rate swaps partially offset the collateral posting requirement from rising market interest rates.

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

Our General LOC and Acquisition LOC require monthly interest payments on outstanding balances and certain quarterly commitment fees. Such obligations are paid primarily from operating cash flows. The Acquisition LOC requires principal payments as previously described in this Item 2. The General LOC does not require principal payments until maturity in June 2025 as long as the outstanding principal does not exceed the borrowing base calculation.

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of June 30, 2023:

	Secured Lines of Credit	Debt Financing	Mortgages Payable	Total
Remainder of 2023	$12,500,000	$75,188,447	$1,690,000	$89,378,447
2024	-	378,483,151	-	378,483,151
2025	-	307,645,675	-	307,645,675
2026	-	81,154,863	-	81,154,863
2027	-	88,267,325	-	88,267,325
Thereafter	-	225,691,693	-	225,691,693
Total	$12,500,000	$1,156,431,154	$1,690,000	$1,170,621,154

When possible, we structure the debt financing maturity dates associated with our GIL, taxable GIL, and property loan investments to match the investment maturity dates such that investment redemption proceeds will paydown the outstanding debt financing.

Distributions Paid to Holders of Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units and Series A-1 Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%. If the Partnership were to issue Series B Preferred Units, holders of such units will be paid quarterly distributions, if declared by the General Partner, at an annual fixed rate of 5.75%. The Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units are non-cumulative, non-voting and non-convertible.

On June 14, 2023, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.37 per BUC to unitholders of record on June 30, 2023 and payable on July 31, 2023. The Board of Managers of Greystone AF Manager also declared a supplemental distribution payable in the form of additional BUCs equal to $0.07 per BUC, which was paid on July 31, 2023 at a ratio of 0.00448 BUCs for each BUC outstanding as of June 30, 2023. All fractional BUCs resulting from the BUCs Distribution received cash for such fraction based on the market value of the BUCs on the record date.

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

Our registration statement on Form S-4 to register the offering and issuance of up to 9,450,000 of Series A-1 Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units under a shelf registration process expired in July 2023. The Partnership intends to file new registration statements on Form S-4 if the Partnership desires to facilitate future Preferred Unit exchanges by Preferred Unitholders. In February 2023, we issued 700,000 Series A-1 Preferred Units in exchange for 700,000 outstanding Series A Preferred Units, held by a financial institution which was effectuated under the Form S-4 registration statement referenced above. A total of 3,700,000 of Series A Preferred Units were exchanged for Series A-1 Preferred Units prior to expiration of the offering.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Cash Flows

For the six months ended June 30, 2023, we generated cash of $12.4 million, which was the net result of $13.0 million provided by operating activities, $46.6 million used in investing activities, and $46.0 million provided by financing activities.

Cash provided by operating activities totaled $13.0 million for the six months ended June 30, 2023, as compared to $14.3 million generated for the six months ended June 30, 2022. The change between periods was primarily due to the following factors:

•
A decrease of $5.8 million in net income, offset by the $6.4 million adjustment for the gain on sale of unconsolidated entities that is considered cash from investing activities;
•
A decrease of $2.1 million related to changes in the preferred return receivable from unconsolidated entities;
•
A decrease of $1.3 million in non-cash provisions for credit loss; and
•
An increase of $1.1 million related to a reduction in the unrealized gain on interest rate derivatives.

Cash used in investing activities totaled $46.6 million for the six months ended June 30, 2023, as compared to cash used of $96.5 million for the six months ended June 30, 2022. The change between periods was primarily due to the following factors:

•
An increase of $45.1 million of cash due to property loan principal payments received;
•
An increase of $44.1 million of cash due to less advances on property loans;
•
An increase of $34.0 million of cash due to principal payments received on governmental issuer loans;
•
An increase of $12.2 million of cash due to less contributions to unconsolidated entities;
•
An increase of $18.9 million of cash due to less advances on governmental issuer loans;
•
A decrease of $73.4 million of cash due to less MRB paydowns and redemptions;
•
A decrease of $21.8 million of cash due to MRB acquisitions and draw-down funding;
•
A decrease of $5.6 million of cash due to advances on taxable GILs; and
•
A decrease of $4.7 million of cash due to less proceeds from the sale of investments in unconsolidated entities.

Cash provided by financing activities totaled $46.0 million for the six months ended June 30, 2023, as compared to cash provided of $79.8 million for the six months ended June 30, 2022. The change between periods was primarily due to the following factors:

•
A net decrease of $36.7 million of cash due to an increase in payments on the secured lines of credit;
•
A net decrease of $17.2 million of cash due to principal payments on debt financing; and
•
An increase of $18.0 million of cash related to proceeds from the issuance of Series A-1 Preferred Units.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of June 30, 2023, our overall Leverage Ratio was approximately 72%.

Off Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guaranty any obligations of these entities.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of July 31, 2023:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
CCBA Senior Garden Apartments	$3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	7,305,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	460,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	3,400,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Hope on Avalon	13,963,000	8/1/2023	12225-12227 South Avalon Blvd	Los Angeles	Los Angeles	CA	90061
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	1,630,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	6,720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	4,000,000	8/1/2037	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	15,346,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	8,541,300	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	13,550,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	19,055,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	23,400,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	35,300,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	265,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	5,000,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	3,000,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	3,623,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	632,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	75,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	85,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	3,995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	1,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Centennial Crossings Senior Apartments	50,637,656	9/1/2023	15475 East Fair Place	Centennial	Arapahoe	CO	80016
Osprey Village	59,526,980	8/1/2024	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
Magnolia Heights	28,518,546	7/1/2024	10156 Magnolia Heights Circle	Covington	Newton	GA	30014
MaryAlice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Willow Place Apartments	37,154,537	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Brookstone Apartments	7,351,468	5/1/2040	4200 Hickory Hills Drive	Waukegan	Lake	IL	60087
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Hilltop at Signal Hills	45,647,939	8/1/2023	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Legacy Commons at Signal Hills	66,853,972	2/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Jackson Manor Apartments (5)	6,900,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	23,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	11,211,961	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,985,774	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,808,622	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,559,976	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,769,327	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	20,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2024	1101 Rutland Drive	Austin	Travis	TX	78758
Scharbauer Flats Apartments	53,386,764	1/1/2024	2300 N. Fairgrounds Road	Midland	Midland	TX	79705
South Park Ranch Apartment Homes	11,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$1,089,192,607
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
(3)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of June 30, 2023 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The current rising interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to increasing market risk. See the information under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Interest Rate Risk

Volatility in the fixed income markets continued into the second quarter of 2023. The Federal Reserve announced Federal Funds Rate increases totaling 525 basis points during 2022 and through July 31, 2023, and signaled future short term interest rate increases may be needed to combat inflation in the broader economy. The Federal Reserve has also stated its intention to reduce its balance sheet of US treasury bonds and mortgage-backed securities which may cause further upward pressure on interest rates. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of June 30, 2023:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$1,190,974	$(2,381,947)	$(4,763,894)	$(7,145,841)	$(9,527,788)
TEBS Debt Financings	116,738	(233,475)	(466,950)	(700,425)	(933,900)
Other Financings & Derivatives	(464,271)	928,542	1,857,085	2,785,627	3,714,170
Variable Rate Investments	(673,058)	1,346,116	2,692,232	4,038,349	5,384,465
Net Interest Income Impact	$170,383	$(340,764)	$(681,527)	$(1,022,290)	$(1,363,053)

Per BUC Impact (1)	$0.008	$(0.015)	$(0.030)	$(0.045)	$(0.060)
(1)
The net interest income change per BUC calculated based on 22,639,852 BUCs outstanding as of June 30, 2023.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. The amounts in the table above do not consider any potential non-cash derivative fair value adjustments in determining the net interest income impact or per BUC impact. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of June 30, 2023, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 77% of our leverage bears interest at short term variable interest rates. Our remaining 23% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 42% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

The ICE Benchmark Association, or IBA, ceased publication of our relevant U.S. dollar LIBOR settings effective July 1, 2023. As of June 30, 2023, all Partnership contracts that were previously indexed to LIBOR were amended to replace such terms with SOFR or Term SOFR indexed rates such that our exposure to the cessation of LIBOR is minimal. Despite the LIBOR transition in various markets, multi-rate environments may persist in the near term. However, we have not observed any material negative impacts to our investment or debt financing portfolios as a result of the cessation of LIBOR.

For information on our debt financing and interest rate derivatives see Notes 16 and 18, respectively.

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

	June 30, 2023	December 31, 2022
Texas	32%	37%
California	25%	26%
South Carolina	20%	17%

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

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of June 30, 2023:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds (1)	$905,964	2.6%	- 7.8%	2.9%	-8.6%	$23,307
(1)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB for figures as of June 30, 2023 as the proton therapy center securing the MRB was successfully sold out of bankruptcy in July 2022 and we received liquidation proceeds of $3.7 million in January 2023. The valuation as of June 30, 2023 is based on expected additional liquidation proceeds of approximately $930,000 at final liquidation.

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which are incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the six months ended June 30, 2023.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1

First Amendment to Second Amended and Restated Agreement of Limited Partnership of Greystone Housing Impact Investors LP dated June 6, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 7, 2023).

3.2

Greystone Housing Impact Investors LP Second Amended and Restated Agreement of Limited Partnership dated December 5, 2022 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 001-41564), filed by the Partnership on December 5, 2022.

10.1	Series A-1 Preferred Units Subscription Agreement dated June 2, 2023.

10.2

Second Amendment to Credit Agreement dated June 9, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 15, 2023).

10.3

Third Amendment to Amended and Restated Credit Agreement dated June 27, 2023 between Greystone Housing Impact Investors LP and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 29, 2023).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended June 30, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the periods ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: August 3, 2023	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: August 3, 2023	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer