Form 10-Q
period 2023-09-30
Greystone Housing Impact Investors LP
filed 2023-11-08
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 22,926,871 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties contained in this report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of Greystone Housing Impact Investors LP’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$58,917,793	$51,188,416
Restricted cash	47,908,052	41,448,840
Interest receivable, net	8,711,600	11,628,173
Mortgage revenue bonds held in trust, at fair value (Note 6)	842,828,122	763,208,945
Mortgage revenue bonds, at fair value (Note 6)	16,217,828	36,199,059
Governmental issuer loans
Governmental issuer loans held in trust (Note 7)	255,947,300	300,230,435
Allowance for credit losses (Note 13)	(1,569,000)	-
Governmental issuer loans, net	254,378,300	300,230,435
Property loans
Property loans (Note 8)	117,504,187	175,604,711
Allowance for credit losses (Note 13)	(2,072,000)	(495,000)
Property loans, net	115,432,187	175,109,711
Investments in unconsolidated entities (Note 9)	118,524,669	115,790,841
Real estate assets, net (Note 10)	35,271,586	36,550,478
Other assets (Note 12)	48,140,378	35,774,667
Total Assets	$1,546,330,515	$1,567,129,565

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 14)	$23,622,274	$21,733,506
Distribution payable	8,481,019	10,899,677
Secured lines of credit (Note 15)	16,500,000	55,500,000
Debt financing, net (Note 16)	1,081,409,507	1,058,903,952
Mortgages payable and other secured financing, net (Note 17)	26,512,747	1,690,000
Total Liabilities	1,156,525,547	1,148,727,135

Commitments and Contingencies (Note 19)

Redeemable Preferred Units, $92.5 million redemption value, 9.3 million issued and outstanding, net (Note 20)	92,427,708	94,446,913

Partnersʼ Capital:
General Partner (Note 1)	19,833	285,571
Beneficial Unit Certificates ("BUCs," Note 1)	297,357,427	323,669,946
Total Partnersʼ Capital	297,377,260	323,955,517
Total Liabilities and Partnersʼ Capital	$1,546,330,515	$1,567,129,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Revenues:
Investment income	$20,537,399		$16,563,509		$62,255,855		$44,792,212
Property revenues	1,198,892		1,914,200		3,532,868		5,785,742
Other interest income	4,621,098		4,126,695		13,677,110		8,465,788
Other income	116,747		-		250,214		-
Total revenues	26,474,136		22,604,404		79,716,047		59,043,742
Expenses:
Real estate operating (exclusive of items shown below)	873,668		1,520,589		2,090,613		3,563,672
Provision for credit losses (Note 13)	(562,000)		-		(1,881,000)		-
Depreciation and amortization	413,433		688,488		1,223,822		2,056,512
Interest expense	10,717,401		8,035,982		37,677,382		18,750,079
General and administrative	5,328,469		4,505,056		15,510,475		11,995,781
Total expenses	16,770,971		14,750,115		54,621,292		36,366,044
Other Income:
Gain on sale of investments in unconsolidated entities	32,385		10,580,781		22,725,398		39,664,032
Income before income taxes	9,735,550		18,435,070		47,820,153		62,341,730
Income tax expense (benefit)	6,172		(81,523)		12,381		(45,562)
Net income	9,729,378		18,516,593		47,807,772		62,387,292
Redeemable Preferred Unit distributions and accretion	(700,156)		(716,490)		(2,245,988)		(2,150,734)
Net income available to Partners	$9,029,222		$17,800,103		$45,561,784		$60,236,558

Net income available to Partners allocated to:
General Partner	$25,049		$142,394		$3,514,195		$3,111,474
Limited Partners - BUCs	8,922,236		17,552,792		41,737,030		56,882,236
Limited Partners - Restricted units	81,937		104,917		310,559		242,848
	$9,029,222		$17,800,103		$45,561,784		$60,236,558
BUC holders' interest in net income per BUC, basic and diluted	$0.39	*	$0.77	**	$1.84	*	$2.51	**
Weighted average number of BUCs outstanding, basic	22,734,412	*	22,676,491	**	22,734,479	*	22,676,038	**
Weighted average number of BUCs outstanding, diluted	22,734,412	*	22,676,491	**	22,734,479	*	22,676,038	**

* On July 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00448 BUCs for each BUC outstanding as of June 30, 2023 (the “Second Quarter 2023 BUCs Distribution”). On October 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00418 BUCs for each BUC outstanding as of September 29, 2023 (the “Third Quarter 2023 BUCs Distribution”). The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the Second Quarter 2023 BUCs Distribution and the Third Quarter 2023 BUCs Distribution on a retroactive basis.

** On January 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022 (the “Fourth Quarter 2022 BUCs Distribution”). On July 31, 2023, the Partnership completed the Second Quarter 2023 BUCs Distribution. On October 31, 2023, the Partnership completed the Third Quarter 2023 BUCs Distribution (collectively, with the Fourth Quarter 2022 BUCs Distribution, and the Second Quarter 2023 BUCs Distribution, the “BUCs Distributions”). The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$9,729,378	$18,516,593	$47,807,772	$62,387,292
Unrealized loss on securities	(47,774,201)	(22,688,696)	(38,876,229)	(90,320,354)
Unrealized loss on bond purchase commitments	(250,548)	(91,864)	(211,377)	(1,047,315)
Comprehensive income (loss)	$(38,295,371)	$(4,263,967)	$8,720,166	$(28,980,377)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted*	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$285,571	22,821,972	$323,669,946	$323,955,517	$43,748,239
Cumulative effect of accounting change (Note 2)	(59,490)	-	(5,889,510)	(5,949,000)	-
Distributions paid or accrued ($0.367 per BUC):*
Regular distribution	(11,756)	-	(1,163,807)	(1,175,563)	-
Distribution of Tier 2 income (Note 3)	(2,415,221)	-	(7,245,663)	(9,660,884)	-
Cash paid in lieu of fractional BUCs	-	-	(2,639)	(2,639)	-
Net income allocable to Partners	2,479,058	-	13,565,514	16,044,572	-
Restricted units awarded	-	102,087	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(151)	-	-	-
Restricted unit compensation expense	3,500	-	346,459	349,959	-
Unrealized gain on securities	203,975	-	20,193,567	20,397,542	20,397,542
Unrealized gain on bond purchase commitments	1,125	-	111,422	112,547	112,547
Balance as of March 31, 2023	486,762	22,923,908	343,585,289	344,072,051	64,258,328
Distributions paid or accrued ($0.367 per BUC):*
Regular distribution	(20,022)	-	(1,982,187)	(2,002,209)	-
Distribution of Tier 2 income (Note 3)	(878,407)	-	(2,635,222)	(3,513,629)	-
Distribution of Tier 3 income (Note 3)	-	-	(3,806,269)	(3,806,269)	-
Net income allocable to Partners	1,010,088	-	19,477,902	20,487,990	-
Restricted units awarded	-	2,155	-	-	-
Restricted unit compensation expense	5,871	-	581,306	587,177	-
Unrealized loss on securities	(114,995)	-	(11,384,575)	(11,499,570)	(11,499,570)
Unrealized loss on bond purchase commitments	(733)	-	(72,643)	(73,376)	(73,376)
Balance as of June 30, 2023	488,564	22,926,063	343,763,601	344,252,165	52,685,382
Distributions paid or accrued ($0.368 per BUC):*
Regular distribution	(84,486)	-	(8,364,147)	(8,448,633)	-
Distribution of Tier 2 income (Note 3)	64,919	-	194,758	259,677	-
Distribution of Tier 3 income (Note 3)	-	-	(292,064)	(292,064)	-
Cash paid in lieu of fractional BUCs	-	-	(1,831)	(1,831)	-
Net income allocable to Partners	25,049	-	9,004,173	9,029,222	-
Restricted units awarded	-	1,032	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(112)	-	-	-
Restricted unit compensation expense	6,035	-	597,438	603,473	-
Unrealized loss on securities	(477,742)	-	(47,296,459)	(47,774,201)	(47,774,201)
Unrealized loss on bond purchase commitments	(2,506)	-	(248,042)	(250,548)	(250,548)
Balance as of September 30, 2023	$19,833	22,926,983	$297,357,427	$297,377,260	$4,660,633

* On July 31, 2023, the Partnership completed the Second Quarter 2023 BUCs distribution at a ratio of 0.00448 BUCs for each BUC outstanding as of June 30, 2023. On October 31, 2023, the Partnership completed the Third Quarter 2023 BUCs distribution at a ratio of 0.00418 BUCs for each BUC outstanding as of September 29, 2023. The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the Second Quarter 2023 BUCs Distribution and the Third Quarter 2023 BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted**	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$765,550	$22,752,700	$371,646,477	$372,412,027	$114,040,260
Distributions paid or accrued ($0.320 per BUC):**
Distribution of Tier 2 income (Note 3)	(2,430,358)	-	(7,291,072)	(9,721,430)	-
Net income allocable to Partners	2,737,044	-	22,809,230	25,546,274	-
Restricted unit compensation expense	1,739	-	172,159	173,898	-
Unrealized loss on securities	(477,517)	-	(47,274,139)	(47,751,656)	(47,751,656)
Unrealized loss on bond purchase commitments	(8,191)	-	(810,890)	(819,081)	(819,081)
Balance as of March 31, 2022	588,267	22,752,700	339,251,765	339,840,032	65,469,523
Distributions paid or accrued ($0.553 per BUC):**
Distribution of Tier 2 income (Note 3)	(405,190)		(1,215,574)	(1,620,764)
Distribution of Tier 3 income (Note 3)	-	-	(11,378,312)	(11,378,312)	-
Net income allocable to Partners	232,036	-	16,658,145	16,890,181	-
Restricted units forfeited	-	(902)		-	-
Restricted unit compensation expense	1,655	-	163,854	165,509	-
Unrealized loss on securities	(198,800)	-	(19,681,202)	(19,880,002)	(19,880,002)
Unrealized loss on bond purchase commitments	(1,364)	-	(135,006)	(136,370)	(136,370)
Rounding of BUCs upon Reverse Unit Split	-	1,315	-	-	-
Balance as of June 30, 2022	216,604	22,753,113	323,663,670	323,880,274	45,453,151
Distributions paid or accrued ($0.359 per BUC):**
Distribution of Tier 2 income (Note 3)	(70,200)	-	(210,599)	(280,799)	-
Distribution of Tier 3 income (Note 3)	-	-	(8,032,037)	(8,032,037)	-
Net income allocable to Partners	142,394	-	17,657,709	17,800,103	-
Restricted units awarded	-	91,813	-	-	-
Restricted unit compensation expense	5,802	-	574,354	580,156	-
Unrealized loss on securities	(226,887)	-	(22,461,809)	(22,688,696)	(22,688,696)
Unrealized loss on bond purchase commitments	(918)	-	(90,946)	(91,864)	(91,864)
Balance as of September 30, 2022	$66,795	22,844,926	$311,100,342	$311,167,137	$22,672,591

** On January 31, 2023, the Partnership completed the Fourth Quarter 2022 BUCs Distribution at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022. On July 31, 2023, the Partnership completed the Second Quarter 2023 BUCs Distribution. On October 31, 2023, the Partnership completed the Third Quarter 2023 BUCs distribution. The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$47,807,772	$62,387,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,223,822	2,056,512
Amortization of deferred financing costs	1,751,442	1,926,580
Gain on sale of investments in unconsolidated entities	(22,725,398)	(39,664,032)
Provision for credit losses	(1,881,000)	-
Recovery of prior credit loss	(51,656)	(39,968)
Gain on derivative instruments, net of cash paid	(6,805,254)	(6,511,803)
Restricted unit compensation expense	1,540,609	919,563
Bond premium, discount and origination fee amortization	(161,571)	(1,822,874)
Debt premium amortization	(30,424)	(30,444)
Deferred income tax expense (benefit) & income tax payable/receivable	11,554	(83,875)
Change in preferred return receivable from unconsolidated entities, net	(4,410,406)	(534,375)
Accrued interest added to property loan principal	-	(635,226)
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	2,002,214	(90,263)
(Increase) decrease in other assets	838,613	(399,014)
Increase in accounts payable, accrued expenses and other liabilities	1,085,935	2,243,446
Net cash provided by operating activities	20,196,252	19,721,519
Cash flows from investing activities:
Capital expenditures	(578,461)	(424,672)
Proceeds from sale of land held for development	441,714	-
Advances on mortgage revenue bonds	(119,452,688)	(91,567,687)
Advances on taxable mortgage revenue bonds	(10,319,875)	(10,675,750)
Advances on governmental issuer loans	(60,352,488)	(96,507,805)
Advances on taxable governmental issuer loans	(5,573,000)	(3,000,000)
Advances on property loans	(30,125,762)	(84,680,165)
Contributions to unconsolidated entities	(18,643,536)	(23,124,223)
Proceeds from sale of investments in unconsolidated entities	44,042,573	66,645,440
Return of investments in unconsolidated entities	-	1,367,465
Principal payments received on mortgage revenue bonds and contingent interest	23,383,265	101,258,367
Principal payments received on governmental issuer loans	104,635,623	-
Principal payments received on taxable mortgage revenue bonds	7,008,583	7,848
Principal payments received on property loans	88,226,286	30,332,123
Net cash provided by (used in) investing activities	22,692,234	(110,369,059)
Cash flows from financing activities:
Distributions paid	(33,302,952)	(37,604,215)
Proceeds from debt financing	236,292,000	303,630,000
Principal payments on debt financing	(214,115,888)	(161,043,610)
Principal borrowing on mortgages payable	25,000,000	-
Principal payments on mortgages payable	-	(593,946)
Principal borrowing on secured lines of credit	111,700,000	57,742,000
Principal payments on secured lines of credit	(150,700,000)	(72,514,000)
Decrease in security deposit liability related to restricted cash	(50,695)	(44,728)
Proceeds upon issuance of Redeemable Preferred Units	18,000,000	-
Payment upon redemption of Redeemable Preferred Units	(20,000,000)	-
Proceeds upon exchange of Redeemable Preferred Units	-	20,000,000
Payment upon exchange of Redeemable Preferred Units	-	(20,000,000)
Debt financing and other deferred costs paid	(1,522,362)	(1,802,803)
Net cash provided by (used in) financing activities	(28,699,897)	87,768,698
Net increase (decrease) in cash, cash equivalents and restricted cash	14,188,589	(2,878,842)
Cash, cash equivalents and restricted cash at beginning of period	92,637,256	151,932,470
Cash, cash equivalents and restricted cash at end of period	$106,825,845	$149,053,628

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$41,644,811	$21,731,753
Cash paid during the period for income taxes	-	38,313
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	8,481,019	8,312,836
Distributions declared but not paid for Preferred Units	693,750	708,750
Exchange of Redeemable Preferred Units	7,000,000	-
Non-cash contribution to unconsolidated entity	997,062	-
Capital expenditures financed through accounts payable	5,902	505,347
Deferred financing costs financed through accounts payable	149,650	34,934

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$58,917,793	$103,203,582
Restricted cash	47,908,052	45,850,046
Total cash, cash equivalents and restricted cash	$106,825,845	$149,053,628

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

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units (collectively, the “Preferred Units”) that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The outstanding Series A Preferred Units and Series A-1 Preferred Units are redeemable in the future (Note 20). The Partnership had not yet issued Series B Preferred Units as of September 30, 2023. The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders."

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
•
ATAX Great Hill Holdings, LLC, a wholly owned subsidiary of the Partnership, which is committed to provide equity for the development of multifamily properties;
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

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership estimates allowances for credit losses for its GILs, taxable GILs, property loans and related non-cancelable funding commitments using a Weighted Average Remaining Maturity (“WARM”) method loss-rate model, combined with qualitative factors that are sensitive to changes in forecasted economic conditions. The Partnership applies qualitative factors related to risk factors and changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Partnership’s best estimate of current expected credit losses. The WARM method pools assets sharing similar characteristics and utilizes a historical annual charge-off rate which is applied to the outstanding asset balances over the remaining weighted average life of the pool, adjusted for certain qualitative factors to estimate expected credit losses. The Partnership has minimal loss history with GILs, taxable GILs, and property loans to date and has had minimal historical credit losses to date. As such, the Partnership uses historical annual charge-off data for similar assets from publicly available loan data through the Federal Financial Institution Examination Council (“FFIEC”). The Partnership adjusts for current conditions and the impact of qualitative forecasts that are reasonable and supportable. The Partnership assesses qualitative adjustments related to, but not limited to, credit quality changes in the asset portfolio, general economic conditions, changes in the affordable multifamily real estate markets, changes in lending policies and underwriting, and underlying collateral values.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022. These condensed consolidated financial statements and notes have been prepared consistently with the 2022 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of September 30, 2023, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

The Federal Reserve announced seven increases in short-term interest rates totaling 425 basis points during 2022. Additional increases totaling 100 basis points have also occurred year to date through October 2023. The Federal Reserve has stated that additional short-term interest rate increases may be needed to combat inflation in the broader economy. In addition, geopolitical conflicts continue to impact the general global economic environment. These factors have caused volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, which may result in collateral posting requirements under our debt financing arrangements. In addition, increases in short-term interest rates will generally result in increases in the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The on-going inflationary environment in the United States may increase operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Increasing general and administrative expenses of the Partnership and real estate operating expenses of the MF Properties may adversely affect the Partnership’s operating results, including a reduction in net income.

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

On June 14, 2023, the Partnership declared the supplemental Second Quarter 2023 BUCs Distribution payable in the form of additional BUCs equal to $0.07 per BUC. The Second Quarter 2023 BUCs Distribution was paid at a ratio of 0.00448 BUCs for each issued and outstanding BUC as of the record date of June 30, 2023, which represents an amount per BUC based on the closing price of the BUCs on the New York Stock Exchange ("NYSE") on June 13, 2023. The Second Quarter 2023 BUCs Distribution was completed on July 31, 2023. On September 13, 2023, the Partnership declared the supplemental Third Quarter 2023 BUCs Distribution payable in the form of additional BUCs equal to $0.07 per BUC. The Third Quarter BUCs Distribution was paid at a ratio of 0.00418 BUCs for each issued and outstanding BUC as of the record date of September 29, 2023, which represents an amount per BUC based on the closing price of the BUCs on the NYSE on September 12, 2023. The Third Quarter 2023 BUCs Distribution was completed on October 31, 2023. There were no fractional BUCs issued in connection with the BUCs Distributions. All fractional BUCs resulting from the BUCs Distributions received cash for such fraction based on the market value of the BUCs on the record date.

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

RUAs have historically been granted with vesting conditions ranging from three months to up to three years. RUAs typically provide for the payment of distributions during the restriction period. The RUAs provide for accelerated vesting if there is a change in control, or upon death or disability of the participant. The number of outstanding RUAs was not impacted by the Second Quarter 2023 BUCs Distribution or Third Quarter 2023 BUCs Distribution as holders of RUAs did not participate in the BUCs Distributions, but rather received cash in an amount equal to the value of the BUCs Distributions. The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The Partnership accounts for modifications to RUAs as they occur, if the fair value of the RUAs change, if there are changes to vesting conditions or if the awards no longer qualify for equity classification. The Partnership accounts for forfeitures as they occur.

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

4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three and nine months ended September 30, 2023 and 2022.

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

The Partnership held variable interests in 31 and 35 non-consolidated VIEs as of September 30, 2023 and December 31, 2022, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of September 30, 2023 and December 31, 2022:

	Maximum Exposure to Loss of Non-consolidated VIEs
	September 30, 2023	December 31, 2022
Mortgage revenue bonds	$87,872,616	$71,629,581
Taxable mortgage revenue bonds	10,526,681	3,044,829
Governmental issuer loans	195,547,300	300,230,435
Taxable governmental issuer loans	13,573,000	8,000,000
Property loans	89,260,250	169,002,497
Investments in unconsolidated entities	118,524,669	115,790,841
	$515,304,516	$667,698,183

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with MRBs and taxable MRBs as of September 30, 2023 is equal to the Partnership’s cost adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $99.8 million and $19.4 million, respectively, as of September 30, 2023 (Note 19).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of September 30, 2023 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $56.6 million, $53.6 million, $31.7 million, and $28.5 million, respectively, as of September 30, 2023 (Note 19).
6. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 16). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
40rty on Colony - Series P (6)	CA	$5,964,438	$302,025	$-	$6,266,463
Courtyard - Series A (4)	CA	9,799,703	164,483	-	9,964,186
Glenview Apartments - Series A (3)	CA	4,327,437	97,154	-	4,424,591
Harmony Court Bakersfield - Series A (4), (8)	CA	3,573,108	-	(2,524)	3,570,584
Harmony Terrace - Series A (4)	CA	6,615,477	109,378	-	6,724,855
Harden Ranch - Series A (2)	CA	6,379,546	237,973	-	6,617,519
Las Palmas II - Series A (4)	CA	1,620,883	18,147	-	1,639,030
Lutheran Gardens (7), (8)	CA	10,352,000	-	(136,683)	10,215,317
Montclair Apartments - Series A (3)	CA	2,344,415	69,941	-	2,414,356
Montecito at Williams Ranch Apartments - Series A (6)	CA	7,458,938	247,100	-	7,706,038
Montevista - Series A (6)	CA	6,620,295	279,474	-	6,899,769
Residency at Empire - Series BB-1 (6)	CA	14,118,198	201,814	-	14,320,012
Residency at Empire - Series BB-2 (6)	CA	4,000,000	91,432	-	4,091,432
Residency at Empire - Series BB-3 (6)	CA	1,255,000	178,043	-	1,433,043
Residency at the Entrepreneur - Series J-1 (6), (8)	CA	9,086,768	-	(827,010)	8,259,758
Residency at the Entrepreneur - Series J-2 (6), (8)	CA	7,500,000	-	(616,868)	6,883,132
Residency at the Entrepreneur - Series J-3 (6), (8)	CA	6,400,000	-	(1,551,110)	4,848,890
Residency at the Mayer - Series A (6)	CA	29,562,650	-	-	29,562,650
San Vicente - Series A (4)	CA	3,342,175	27,750	-	3,369,925
Santa Fe Apartments - Series A (3)	CA	2,840,170	95,278	-	2,935,448
Seasons at Simi Valley - Series A (4)	CA	4,097,107	220,406	-	4,317,513
Seasons Lakewood - Series A (4)	CA	7,046,922	95,608	-	7,142,530
Seasons San Juan Capistrano - Series A (4)	CA	11,864,715	160,973	-	12,025,688
Summerhill - Series A (4), (8)	CA	6,152,834	-	(178,978)	5,973,856
Sycamore Walk - Series A (4), (8)	CA	3,393,159	-	(43,943)	3,349,216
The Village at Madera - Series A (4)	CA	2,955,238	15,027	-	2,970,265
Tyler Park Townhomes - Series A (2)	CA	5,554,438	74,702	-	5,629,140
Village at Hanford Square - Series H (6)	CA	10,400,000	407,460	-	10,807,460
Vineyard Gardens - Series A (6)	CA	3,883,419	153,658	-	4,037,077
Westside Village Market - Series A (2)	CA	3,629,816	94,653	-	3,724,469
MaryAlice Circle Apartments (6)	GA	5,900,000	219,618	-	6,119,618
Brookstone (1)	IL	7,244,439	1,036,434	-	8,280,873
Copper Gate Apartments (2)	IN	4,840,000	12,697	-	4,852,697
Renaissance - Series A (3), (8)	LA	10,469,267	-	(41,970)	10,427,297
Live 929 Apartments - Series 2022A (6)	MD	58,277,207	589,212	-	58,866,419
Meadow Valley (6), (9)	MI	16,549,356	-	(3,421,190)	13,128,166
Jackson Manor Apartments (6)	MS	6,900,000	-	-	6,900,000
Village Point (7), (8)	NJ	23,000,000	-	(1,191,899)	21,808,101
Silver Moon - Series A (3)	NM	7,500,102	441,468	-	7,941,570
Village at Avalon (5)	NM	15,842,510	610,649	-	16,453,159
Columbia Gardens (4)	SC	12,399,692	341,847	-	12,741,539
Companion at Thornhill Apartments (4)	SC	10,676,974	261,025	-	10,937,999
The Ivy Apartments (6)	SC	30,570,091	69,694	-	30,639,785
The Palms at Premier Park Apartments (2)	SC	17,940,209	266,313	-	18,206,522
The Park at Sondrio - Series 2022A (6)	SC	38,100,000	378,258	-	38,478,258
The Park at Vietti - Series 2022A (6)	SC	26,985,000	337,999	-	27,322,999
Village at River's Edge (4), (8)	SC	9,587,468	-	(133,977)	9,453,491
Willow Run (4)	SC	12,227,486	336,255	-	12,563,741
Windsor Shores Apartments - Series A (6)	SC	21,545,000	211,355	-	21,756,355
Arbors at Hickory Ridge (2)	TN	10,462,129	1,300,120	-	11,762,249
Avistar at Copperfield - Series A (6)	TX	13,417,781	289,278	-	13,707,059
Avistar at the Crest - Series A (2)	TX	8,796,967	378,848	-	9,175,815
Avistar at the Oaks - Series A (2)	TX	7,118,705	215,791	-	7,334,496
Avistar at the Parkway - Series A (3)	TX	12,311,348	310,317	-	12,621,665
Avistar at Wilcrest - Series A (6), (8)	TX	5,085,068	-	(41,834)	5,043,234
Avistar at Wood Hollow - Series A (6)	TX	38,610,801	652,946	-	39,263,747
Avistar in 09 - Series A (2)	TX	6,146,722	203,194	-	6,349,916
Avistar on the Boulevard - Series A (2)	TX	14,986,587	448,641	-	15,435,228
Avistar on the Hills - Series A (2)	TX	4,873,624	161,109	-	5,034,733
Bruton Apartments (4), (8)	TX	17,261,949	-	(683,906)	16,578,043
Concord at Gulfgate - Series A (4)	TX	18,245,484	656,978	-	18,902,462
Concord at Little York - Series A (4)	TX	12,781,825	495,283	-	13,277,108
Concord at Williamcrest - Series A (4)	TX	19,800,416	767,247	-	20,567,663
Crossing at 1415 - Series A (4)	TX	7,105,209	194,079	-	7,299,288
Decatur Angle (4), (8)	TX	21,702,571	-	(881,145)	20,821,426
Esperanza at Palo Alto (4)	TX	18,793,377	715,004	-	19,508,381
Heights at 515 - Series A (4)	TX	6,504,941	227,030	-	6,731,971
Heritage Square - Series A (3)	TX	10,221,885	236,293	-	10,458,178
Oaks at Georgetown - Series A (4)	TX	11,821,571	26,048	-	11,847,619
Runnymede (1)	TX	9,465,000	291	-	9,465,291
Southpark (1)	TX	11,310,268	1,203,542	-	12,513,810
15 West Apartments (4)	WA	9,392,920	733,019	-	10,125,939
Mortgage revenue bonds held in trust		$834,910,798	$17,670,361	$(9,753,037)	$842,828,122
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
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of September 30, 2023, the MRB has been in an unrealized loss position for less than 12 months.
(9)
The Partnership has a remaining MRB funding commitment of approximately $27.6 million as of September 30, 2023. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of September 30, 2023 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of September 30, 2023, the MRB has been in an unrealized loss position for more than 12 months.

	September 30, 2023
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
CCBA Senior Garden Apartments (1)	CA	$3,766,276	$-	$(271,895)	$3,494,381
Ocotillo Springs - Series A (2)	CA	3,497,289	-	(451,646)	3,045,643
Ocotillo Springs - Series A-1	CA	499,781	32,450	-	532,231
Residency at the Entrepreneur - Series J-5	CA	1,000,000	-	-	1,000,000
Solano Vista - Series A	CA	2,616,864	120,269	-	2,737,133
Handsel Morgan Village Apartments	GA	2,150,000	61,573	-	2,211,573
Provision Center 2014-1	TN	927,740	-	-	927,740
Avistar at the Crest - Series B	TX	719,990	9,712	-	729,702
Avistar at the Oaks - Series B	TX	527,484	4,255	-	531,739
Avistar at the Parkway - Series B	TX	122,825	14,674	-	137,499
Avistar in 09 - Series B	TX	435,127	3,510	-	438,637
Avistar on the Boulevard - Series B	TX	427,820	3,730	-	431,550
Mortgage revenue bonds held by the Partnership		$16,691,196	$250,173	$(723,541)	$16,217,828
(1)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of September 30, 2023, the MRB has been in an unrealized loss position for less than 12 months.
(2)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of September 30, 2023, the MRB has been in an unrealized loss position for more than 12 months.

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
(1)
The Partnership has a remaining MRB funding commitment of $39.3 million as of December 31, 2022. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of December 31, 2022 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss.
The Partnership has accrued interest receivable related to its MRBs of $4.9 million and $4.3 million as of September 30, 2023 and December 31, 2022, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of September 30, 2023. See Note 19 for additional information regarding the Partnership’s MRB funding commitments.

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

MRB Activity in the First Nine Months of 2023

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the nine months ended September 30, 2023:

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

Conversions:

In July 2023, the Ocotillo Springs property achieved stabilization and the borrower converted to permanent financing. The Ocotillo Springs – Series A MRB was paid down to its permanent financing size of $4.0 million, of which $500,000 was allocated as principal of the supplemental Ocotillo Springs – Series A-1 MRB. The following table summarizes the terms of the Ocotillo Springs MRBs after conversion:

Property Name	Property Location	Units	Maturity Date	Fixed Interest Rate	Post-Conversion Principal
Ocotillo Springs - Series A	Brawley, CA	75	8/1/2038	4.35%	$3,500,000
Ocotillo Springs - Series A-1	Brawley, CA	75	8/1/2038	6.50%	500,000
					$4,000,000

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2023:

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

All GILs were held in trust in connection with TOB trust financings as of September 30, 2023 and December 31, 2022 (Note 16). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of September 30, 2023 and December 31, 2022:

						As of September 30, 2023
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Scharbauer Flats Apartments (3)	June 2020	Midland, TX	300	1/1/2024	SIFMA + 3.10%	7.08%	$40,000,000
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	8.39%	34,620,000
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2024	SIFMA + 3.75%	7.73%	23,390,000
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	8.37%	60,000,000
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	8.60%	25,000,000
Magnolia Heights (3)	June 2022	Covington, GA	200	7/1/2024	SOFR + 3.85%	9.15%	20,400,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	17,346,000
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	8,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	14,550,000
Sandy Creek Apartments (3)	August 2023	Bryan, TX	140	9/1/2026	7.83% (5)	7.83%	12,100,000
			1,927				$255,947,300
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
(5)
The interest rate will convert to a variable rate of Term SOFR + 2.80% on February 1, 2025.

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

The Partnership has accrued interest receivable related to its GILs of $1.7 million and $3.8 million as of September 30, 2023 and December 31, 2022, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs and property loans (Note 8) with total outstanding principal of $171.7 million and $68.6 million, respectively, as of September 30, 2023. The guaranties relate to the Partnership’s investments in Scharbauer Flats Apartments, Legacy Commons at Signal Hills, Osprey Village, Willow Place Apartments, and Sandy Creek Apartments.

The Partnership has remaining commitments to provide additional funding of certain GILs during construction and/or rehabilitation of the secured properties as of September 30, 2023. See Note 19 for further information regarding the Partnership’s remaining GIL funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. The Partnership’s allowance for credit losses associated with its GILs was approximately $1.6 million as of September 30, 2023. See Note 13 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Nine Months of 2023

During the nine months ended September 30, 2023, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Oasis at Twin Lakes	June 2023	$34,000,000
Hope on Broadway	July 2023	13,105,623
Hilltop at Signal Hills	August 2023	24,450,000
Centennial Crossings	September 2023	33,080,000
		$104,635,623

In June 2023, the Partnership recognized a fee of approximately $100,000 in other income in connection with an extension of the maturity date of the Scharbauer Flats Apartments GIL to January 1, 2024.

In July 2023, the Partnership received a fee of approximately $70,000 in other income in connection with an extension of the maturity date of the Hope on Avalon GIL to February 1, 2024.

In August 2023, the Partnership entered into and fully funded a $12.1 million GIL commitment to provide construction financing for Sandy Creek Apartments.

Activity in the First Nine Months of 2022

During the nine months ended September 30, 2022, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a drawn-down basis as summarized below.

•
$20.4 million commitment related to Magnolia Heights;
•
$35.7 million commitment related to Poppy Grove I;
•
$22.3 million commitment related to Poppy Grove II; and
•
$39.1 million commitment related to Poppy Grove III.

8. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Legacy Commons at Signal Hills	$32,233,972	$-	$32,233,972	2/1/2024	SOFR + 3.07%
Magnolia Heights	8,118,546	-	8,118,546	7/1/2024	SOFR + 3.85%
Osprey Village	8,774,804	-	8,774,804	8/1/2024	SOFR + 3.07%
Scharbauer Flats Apartments	13,386,764	-	13,386,764	1/1/2024	SOFR + 2.96%
Willow Place Apartments	14,206,474	-	14,206,474	10/1/2024	SOFR + 3.30%
Subtotal	76,720,560	-	76,720,560

Mezzanine Financing (2)
SoLa Impact Opportunity Zone Fund	$34,045,000	$-	$34,045,000	12/30/2024	7.875%
Subtotal	34,045,000	-	34,045,000

Other
The 50/50 MF Property	$5,790,033	$-	$5,790,033	3/11/2048	9.00%
Avistar (February 2013 portfolio)	201,972	-	201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	6,738,627	(495,000)	6,243,627

Total	$117,504,187	$(495,000)	$117,009,187

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

The Partnership has accrued interest receivable related to its property loans of $1.6 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured properties as of September 30, 2023. See Note 19 for further information regarding the Partnership’s remaining property loan funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. The Partnership's allowances for credit losses associated with its property loans was approximately $2.1 million as of September 30, 2023. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Nine Months of 2023

The following property loan principal payments were received during the nine months ended September 30, 2023:

Property Name	Month Repaid	Principal Proceeds
Greens Property	February 2023	$850,000
Scharbauer Flats	February 2023	10,773,236
Centennial Crossings	March 2023	6,692,344
SoLa Impact Opportunity Zone Fund	May 2023	3,790,000
Magnolia Heights	June 2023	2,181,454
Oasis at Twin Lakes	June 2023	24,018,657
SoLa Impact Opportunity Zone Fund	August 2023	1,165,000
Hilltop at Signal Hills	August 2023	21,197,939
Centennial Crossings	September 2023	17,557,656
		$88,226,286

Concurrent with the redemption of the Greens Property loan, the Partnership received cash as payment for accrued interest of approximately $1.6 million.

In June 2023, the Partnership recognized a fee of approximately $33,000 in other income in connection with an extension of the maturity date of the Scharbauer Flats Apartments property loan to January 1, 2024.

In August 2023, concurrent with the acquisition of the Sandy Creek Apartments GIL (Note 7), the Partnership committed to provide a property loan up to $7.8 million for the construction of the underlying property on a draw-down basis. The property loan and associated GIL are on parity and share a first mortgage position on all real and personal property associated with the secured property.

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

The following table provides the details of the investments in unconsolidated entities as of September 30, 2023 and December 31, 2022:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of September 30, 2023	Carrying Value as of December 31, 2022
Current Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	$13,235,090	13,051,936
Vantage at Hutto	Hutto, TX	288		December 2021	N/A	13,566,659	12,590,292
Vantage at Loveland	Loveland, CO	288		April 2021	N/A	20,061,005	18,109,568
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	14,893,573	14,029,032
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	12,739,817	12,000,297
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	N/A	13,008,888	12,253,749
Freestone Greeley	Greeley, CO	296		N/A	N/A	5,058,677	4,775,708
Freestone Cresta Bella	San Antonio, TX	296		February 2023	N/A	14,403,256	6,263,083
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	N/A	7,822,934	-
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	N/A	3,734,770	-
Subtotal						118,524,669	93,073,665

Previously Sold Investments
Vantage at Stone Creek	Omaha, NE	294		March 2018	April 2020	$-	$5,465,967
Vantage at Coventry	Omaha, NE	294		September 2018	February 2021	-	6,826,584
Vantage at Conroe	Conroe, TX	288		April 2019	January 2021	-	10,424,625
Subtotal						-	22,717,176

						$118,524,669	$115,790,841
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of September 30, 2023. See Note 19 for further information regarding the Partnership’s remaining equity funding commitments.

Activity in the First Nine Months of 2023

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the nine months ended September 30, 2023:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain (loss) on Sale
Vantage at Stone Creek	Omaha, NE	294	January 2023	$14,689,244	$108,295	$9,114,980
Vantage at Coventry	Omaha, NE	294	January 2023	13,220,218	135,501	6,258,133
Vantage at Murfreesboro	Murfreesboro, TN	288	(1)	(6,184)	-	(6,184)
Vantage at O'Connor	San Antonio, TX	288	(2)	(11,744)	-	(11,744)
Vantage at Conroe	Conroe, TX	288	June 2023	19,828,060	2,065,608	7,337,828
Vantage at Powdersville	Powdersville, SC	288	(3)	32,385	-	32,385
				$47,751,979	$2,309,404	$22,725,398
(1)
In February 2023, the Partnership returned sales proceeds of approximately $6,200 associated with final settlements of the Vantage at Murfreesboro sale in March 2022. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statements of operations.
(2)
In May 2023, the Partnership returned sales proceeds of approximately $12,000 associated with final settlements of the Vantage at O’Connor sale in July 2022. The Partnership recognized the amount in "Gain on sale of investment in an unconsolidated entity" on the Partnership’s condensed consolidated statement of operations.
(3)
In August 2023, the Partnership received sales proceeds of approximately $32,000 associated with final settlements of the Vantage at Powdersville sale in May 2021. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statement of operations.

New Equity Commitments:

In February 2023, the Partnership executed an $8.2 million equity commitment to fund the construction of Valage Senior Living Carson Valley.

In July 2023, the Partnership executed a $16.5 million equity commitment to fund the construction of The Jessam at Hays Farm.

Activity in the First Nine Months of 2022

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the nine months ended September 30, 2022:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Murfreesboro	Murfreesboro, TN	288	March 2022	$29,258,279	$657,937	$16,360,343
Vantage at Westover Hills	San Antonio, TX	288	May 2022	20,923,784	-	12,658,501
Vantage at Bulverde	Bulverde, TX	288	(1)	60,000	-	60,000
Vantage at Germantown	Germantown, TN	288	(2)	4,407	-	4,407
Vantage at O’Connor	San Antonio, TX	288	July 2022	19,381,976	1,195	10,580,781
				$69,628,446	$659,132	$39,664,032
(1)
During the first nine months of 2022, the Partnership received net cash of approximately $60,000 associated with final settlements of the Vantage at Bulverde sale in August 2021. The Partnership recognized the full amount as “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statements of operations.
(2)
In March 2022, the Partnership received cash of approximately $4,000 associated with final settlements of the Vantage at Germantown sale in March 2021. The Partnership recognized the full amount as “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statements of operations.

Summarized Unconsolidated Entity Level Financial Data

The following table provides combined summary financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Property Revenues	$2,904,950	$4,732,250	$9,926,910	$16,847,354
Gain on sale of property	$-	$23,231,887	$56,099,503	$87,835,109
Net income (loss)	$(1,560,982)	$23,309,924	$53,132,243	$88,447,049

10. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of September 30, 2023 and December 31, 2022:

Real Estate Assets as of September 30, 2023
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Suites on Paseo	San Diego, CA	384	$3,202,744	$40,132,862	$43,335,606
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	1,003,857	3,664,472
Land held for development		(2)	1,109,482	-	1,109,482
					$48,109,560
Less accumulated depreciation					(12,837,974)
Real estate assets, net					$35,271,586
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

In January 2023, the Partnership sold the land held for development in Omaha, NE and received proceeds of $442,000 which is approximately the Partnership’s carrying value.

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The Partnership received an unsecured property loan upon sale (Note 8) payable from future net cash flows of the property. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The remainder of the purchase price was funded by the issuance of a seller financing property loan to the Partnership in the amount of $4.8 million (Note 8). As a result of the sale, the Partnership deconsolidated The 50/50 MF Property assets and liabilities in its consolidated financial statements. The Partnership incurred costs of approximately $404,000 related to the sale which reduced the Partnership’s gain on sale. The Partnership has deferred its entire gain on sale of approximately $6.6 million which is reported within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets. The Partnership will recognize the deferred gain upon collection of principal of the unsecured property loan (Note 14).

Net gain (loss), exclusive of the gains on sale, related to The 50/50 MF Property for the three and nine months ended September 30, 2023, and 2022 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$-	$(363,288)	$-	$(546,580)

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans. The following table summarizes income tax expense (benefit) for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Current income tax expense (benefit)	$7,275	$(38,980)	$15,539	$3,688
Deferred income tax benefit	(1,103)	(42,543)	(3,158)	(49,250)
Total income tax expense (benefit)	$6,172	$(81,523)	$12,381	$(45,562)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of September 30, 2023 and December 31, 2022.

12. Other Assets

The following table summarizes the Partnership’s other assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Deferred financing costs, net	$898,982	$964,266
Derivative instruments at fair value (Note 18)	14,348,619	7,530,438
Taxable mortgage revenue bonds, at fair value	17,611,663	16,531,896
Taxable governmental issuer loans:
Taxable governmental issuer loans	13,573,000	8,000,000
Allowance for credit losses (Note 13)	(86,000)	-
Taxable governmental issuer loans, net	13,487,000	8,000,000
Bond purchase commitment, at fair value (Note 19)	-	98,929
Other assets	1,794,114	2,649,138
Total other assets	$48,140,378	$35,774,667

The Partnership has remaining commitments to provide additional funding of the taxable MRBs and taxable GILs during construction and/or rehabilitation of the secured properties as of September 30, 2023. See Note 19 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs.

See Note 23 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Interest expense” in the Partnership’s condensed consolidated statements of operations. Unrealized gain or losses on taxable MRBs and bond purchase commitments are recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

As of September 30, 2023, one taxable MRB and four taxable GILs with a reported value totaling $22.1 million were held in trust in connection with TOB trust financings (Note 16).

Activity in the First Nine Months of 2023

The following table includes details of the taxable MRBs acquired during the nine months ended September 30, 2023:

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

In July 2023, the Partnership recognized a fee of approximately $32,000 in other income in connection with an extension of the maturity date of the Hope on Avalon taxable GIL to February 1, 2024.

Activity in the First Nine Months of 2022

The following table includes details of the taxable MRBs and taxable GILs acquired during the nine months ended September 30, 2022:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment

Taxable MRBs
Live 929 Apartments - Series 2022B	January 2022	1/1/2029	$3,625,000	$3,625,000
Residency at the Entrepreneur - Series J-T (1)	April 2022	4/1/2025	$1,000,000	13,000,000
Subtotal				$16,625,000

Taxable GILs
Poppy Grove I (1)	September 2022	4/1/2025	$1,000,000	$21,157,672
Poppy Grove II (1)	September 2022	4/1/2025	$1,000,000	10,941,300
Poppy Grove III (1)	September 2022	4/1/2025	$1,000,000	24,480,493
Subtotal				$56,579,465
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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,837,000	$95,000	$2,235,000	$958,000	$5,125,000
Current provision for credit losses	(268,000)	(9,000)	(163,000)	(122,000)	(562,000)
Balance, end of period	$1,569,000	$86,000	$2,072,000	$836,000	$4,563,000

	For the Nine Months Ended September 30, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	-	-	$495,000	-	495,000
Cumulative-effect adjustment upon adoption	$2,145,000	$79,000	2,108,000	$1,617,000	$5,949,000
Current provision for credit losses	(576,000)	7,000	(531,000)	(781,000)	(1,881,000)
Balance, end of period	$1,569,000	$86,000	$2,072,000	$836,000	$4,563,000

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

The Partnership recorded a recovery of provision for credit losses of approximately $562,000 and $1.9 million for the three and nine months ended September 30, 2023, respectively, which caused a decrease in the allowance for credit losses by the same amounts. The decrease for the three and nine months ended September 30, 2023 is primarily due to GIL and property loan redemptions during 2023, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

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

The following table summarizes the Partnership’s carrying value by origination year, grouped by risk rating as of September 30, 2023:

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Governmental Issuer Loans
Performing	$12,100,000	$60,837,300	$143,010,000	$40,000,000	$-	$-	$255,947,300
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	12,100,000	60,837,300	143,010,000	40,000,000	-	-	255,947,300

Taxable Governmental Issuer Loans
Performing	$-	$3,000,000	$10,573,000	$-	$-	$-	$13,573,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	3,000,000	10,573,000	-	-	-	13,573,000

Property Loans
Performing	$-	$47,953,579	$55,215,250	$13,386,764	-	$453,594	$117,009,187
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$495,000	-	495,000
Subtotal	-	47,953,579	55,215,250	13,386,764	495,000	453,594	117,504,187

Unfunded Commitments
Performing	$7,830,000	$110,200,000	$23,870,050	$-	$-	$-	$141,900,050
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	7,830,000	110,200,000	23,870,050	-	-	-	141,900,050

Total	$19,930,000	$221,990,879	$232,668,300	$53,386,764	$495,000	$453,594	$528,924,537

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of September 30, 2023, except as noted below. The Partnership currently has two property loans on nonaccrual status.

During the three and nine months ended September 30, 2023 and 2022, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of September 30, 2023 and December 31, 2022, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. See Note 10 for further information on the property sale. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer as described in Note 10. The property loan is in non-accrual status as of September 30, 2023 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property as previously described in Note 10. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $5.8 million and $4.8 million as of September 30, 2023 and December 31, 2022, respectively.

Available-for-Sale Debt Securities

The Partnership will record an impairment for MRBs and taxable MRBs through allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$9,944,579	$10,013,392	$9,978,891	$9,175,482
Other additions (1)	-	-	-	860,533
Recovery of prior credit loss (2)	(17,344)	(17,345)	(51,656)	(39,968)
Balance, end of period (3)	$9,927,235	$9,996,047	$9,927,235	$9,996,047
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
(3)
The allowance for credit losses as of September 30, 2023 and 2022 relate to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2022A MRB.

14. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accounts payable	$1,075,105	$1,244,918
Accrued expenses	4,419,922	4,888,438
Accrued interest expense	8,305,550	7,186,021
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 13)	836,000	-
Derivative instruments at fair value (Note 18)	12,927	-
Bond purchase commitment, at fair value (Note 19)	112,448	-
Other liabilities	2,263,700	1,817,507
Total accounts payable, accrued expenses and other liabilities	$23,622,274	$21,733,506

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

15. Secured Lines of Credit

The following tables summarize the Partnership’s secured lines of credit ("LOC" or "LOCs") as of September 30, 2023 and December 31, 2022:

Secured Lines of Credit	Outstanding as of September 30, 2023	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$16,500,000	$40,000,000	June 2025 (1)	Variable (2)	Monthly	8.83%
Bankers Trust Acquisition LOC	-	50,000,000	June 2024 (3)	Variable (4)	Monthly	7.83%
	$16,500,000	$90,000,000
(1)
The General LOC contains two one-year extensions subject to certain conditions and payment of a 0.25% extension fee. The first extension request by the Partnership will be granted by BankUnited, N.A. (“BankUnited”) if all such conditions are met. Any subsequent extension requested by the Partnership will be granted or denied in the sole discretion of the lenders.
(2)
The variable rate is equal to SOFR + 3.50%, subject to an all-in floor of 3.75%.
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

General LOC

The Partnership has entered into a secured Credit Agreement (“Secured Credit Agreement”) of up to $40.0 million with BankUnited and Bankers Trust Company, and the sole lead arranger and administrative agent, BankUnited, for a general secured line of credit (the “General LOC”). The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, senior housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of September 30, 2023, the borrowing base was approximately $36.6 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of September 30, 2023. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5.0 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $40.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $5.0 million requirement to up to $7.5 million upon certain increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of September 30, 2023.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of September 30, 2023.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of September 30, 2023 and December 31, 2022:

		Outstanding Debt Financings as of September 30, 2023, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	$67,011,465	$4,999	2024	Variable	Yes	4.01%	1.29%	5.30%
M24 TEBS		7,382,024	4,000	2027	Fixed	Yes	N/A	N/A	3.05%
M33 TEBS		29,044,165	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		210,318,056	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		313,755,710							4.45%

Secured Notes		$102,241,411	$30,750,804	2025	Variable	No	N/A	N/A	14.57%	(4)

TOB Trust Securitizations
Mizuho Capital Markets:
Trust 2020-XF2908	(5)	$12,028,595	(6)	2024	Variable	No	5.59%	0.90%	6.49%
Hope on Avalon GIL		18,710,658	(6)	2024	Variable	Yes	4.35%	1.44%	5.79%
Jackson Manor Apartments		5,865,000	(6)	2024	Variable	Yes	4.35%	1.29%	5.64%
Trust 2021-XF2926	(7)	38,490,093	(6)	2024	Variable	No	5.59%	0.90%	6.49%
Trust 2021-XF2939	(8)	14,207,660	(6)	2024	Variable	No	5.59%	1.17%	6.76%
SoLa Impact Opportunity Zone Fund		23,713,751	(6)	2024	Variable	No	5.59%	1.78%	7.37%
Scharbauer Flats GIL		36,000,000	(6)	2024	Variable	Yes	4.35%	0.91%	5.26%
Residency at the Mayer - Series A		24,335,000	(6)	2024	Variable	Yes	4.35%	1.19%	5.54%
Montevista - Series A		5,628,159	(6)	2025	Variable	Yes	4.35%	1.28%	5.63%
Montecito at Williams Ranch - Series A		6,827,952	(6)	2025	Variable	Yes	4.24%	1.18%	5.42%
Vineyard Gardens - Series A		3,593,385	(6)	2025	Variable	Yes	4.35%	1.18%	5.53%
The Park at Sondrio - Series 2022A		30,385,295	(6)	2025	Variable	Yes	4.35%	1.43%	5.78%
The Park at Vietti - Series 2022A		21,513,570	(6)	2025	Variable	Yes	4.35%	1.43%	5.78%
Avistar at Copperfield - Series A		11,403,649	(6)	2025	Variable	Yes	4.35%	1.68%	6.03%
Avistar at Wilcrest - Series A		4,315,648	(6)	2025	Variable	Yes	4.35%	1.68%	6.03%
Residency at the Entrepreneur MRBs		18,320,000	(6)	2025	Variable	Yes	4.35%	1.45%	5.80%
Legacy Commons at Signal Hills GIL		31,155,000	(6)	2025	Variable	Yes	4.35%	0.91%	5.26%
Osprey Village GIL		49,475,000	(6)	2025	Variable	Yes	4.35%	1.19%	5.54%
Residency at Empire MRBs		15,205,430	(6)	2026	Variable	Yes	4.35%	1.42%	5.77%
The Ivy Apartments		24,314,842	(6)	2026	Variable	Yes	4.35%	1.44%	5.79%
Windsor Shores Apartments		17,169,861	(6)	2026	Variable	Yes	4.35%	1.44%	5.79%
Village at Hanford Square		7,747,138	(6)	2026	Variable	Yes	4.35%	1.44%	5.79%
MaryAlice Circle Apartments		4,678,317	(6)	2026	Variable	Yes	4.35%	1.44%	5.79%
Meadow Valley		12,191,285	(6)	2026	Variable	Yes	4.35%	1.44%	5.79%
40rty on Colony		4,420,720	(6)	2026	Variable	Yes	4.35%	1.44%	5.79%
Sandy Creek Apartments GIL		9,611,238	(6)	2026	Variable	Yes	4.35%	1.44%	5.79%
Avistar at Wood Hollow - Series A		32,778,120	(6)	2027	Variable	Yes	4.35%	1.44%	5.79%
Live 929		53,092,000	(6)	2027	Variable	Yes	4.35%	1.18%	5.53%
Barclays Capital Inc.:
Trust 2021-XF2953	(9)	64,773,510	-	2024	Variable	No	5.45%	1.27%	6.72%
Poppy Grove I GIL		13,869,232	-	2024	Variable	Yes	5.10%	1.25%	6.35%
Poppy Grove II GIL		6,825,232	-	2024	Variable	Yes	5.10%	1.25%	6.35%
Poppy Grove III GIL		11,632,232	-	2024	Variable	Yes	5.10%	1.25%	6.35%
Village Point		18,370,842	-	2024	Variable	Yes	5.13%	1.61%	6.74%
Subtotal/Weighed Average Period End Rate		652,648,414							5.96%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,763,972	-	2024	Fixed	Yes	N/A	N/A	1.98%

Total Debt Financings		$1,081,409,507
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

(4)
The Secured Notes have a stated rate of 9.25% plus SOFR which resets monthly. The Partnership has entered into a total return swap transaction with the Secured Notes as the reference security and a notional amount totaling the outstanding principal on the Secured Notes. The total return swap effectively nets down the interest rate on the Secured Notes. Considering the effect of the total return swap, the effective net interest rate of the Secured Notes is 9.32% as of September 30, 2023. See Note 18 for further information on the total return swap.
(5)
The TOB trust is securitized by the Scharbauer Flats Apartments property loan.
(6)
The Partnership has restricted cash totaling approximately $17.0 million related to its total net position with Mizuho Capital Markets.
(7)
The TOB trust is securitized by the Legacy Commons at Signal Hills property loan and the Hope on Avalon taxable GIL.
(8)
The TOB trust is securitized by the Residency at the Mayer taxable MRB and Osprey Village property loan.
(9)
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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts and Secured Notes with Mizuho and the TOB trusts with Barclays are subject to respective master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests in each TOB trust maintain a certain value in relation to total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on the NYSE. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of September 30, 2023.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts and Secured Notes. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 18) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. As of September 30, 2023, the Partnership had posted approximately $17.0 million of cash collateral with Mizuho. There were no requirements to post collateral with Barclays as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Partnership posted restricted cash as contractually required under the terms of the four TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 18). As of September 30, 2023 and December 31, 2022, the restricted cash associated with the Secured Notes is collateral posted with Mizuho according to the terms the total return swap that has the Secured Notes as the reference security (Note 18).

The Term TOB trust financing with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of September 30, 2023.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Nine Months of 2023

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the nine months ended September 30, 2023:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Residency at Empire MRB	$14,400,000	January 2026	Variable	Yes	1.42%
Windsor Shores MRB	17,236,000	January 2026	Variable	Yes	1.44%
SoLa Impact Opportunity Zone Fund	27,300,000	December 2024	Variable	No	1.78%
The Ivy Apartments MRB	24,400,000	February 2026	Variable	Yes	1.44%
Village at Hanford Square MRB	7,800,000	May 2026	Variable	Yes	1.44%
MaryAlice Circle MRB	4,720,000	May 2026	Variable	Yes	1.44%
Meadow Valley MRB	8,606,000	June 2026	Variable	Yes	1.44%
Village Point MRB	18,400,000	June 2024	Variable	Yes	1.61%
40rty on Colony MRB	4,465,000	July 2026	Variable	Yes	1.44%
Sandy Creek Apartments GIL	9,680,000	September 2026	Variable	Yes	1.44%
Total TOB Trust Financings	$137,007,000

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the redemption, conversion or sale of underlying assets during the nine months ended September 30, 2023:

Debt Financing	Debt Facility	Month	Paydown Applied
Greens of Pine Glen	M31 TEBS	February 2023	$7,579,000
Oasis at Twin Lakes GIL	TOB Trust	June 2023	30,600,000
Trust 2021-XF2926 - Oasis at Twin Lakes property loan	TOB Trust	June 2023	21,600,000
Ocotillo Springs - Series A	TOB Trust	July 2023	9,980,000
Trust 2021-XF2939 - Ocotillo Springs	TOB Trust	July 2023	5,770,000
Hope on Broadway GIL	TOB Trust	July 2023	9,682,000
Hilltop at Signal Hills GIL	TOB Trust	August2023	22,005,000
Trust 2021-XF2926 - Hilltop at Signal Hills property loan	TOB Trust	August2023	19,055,000
Centennial Crossings GIL	TOB Trust	September 2023	29,772,000
Trust 2020-XF2908 - Centennial Crossings property loan	TOB Trust	September 2023	15,780,000
			$171,823,000

Refinancing Activity:

The Partnership executed three-month extensions of the maturity date of Barclays credit facilities Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, and Poppy Grove III GIL in January 2023, April 2023 and July 2023. The Partnership executed a one-month extension of the maturity date of Barclays credit facility Village Point in July 2023. There were no additional changes to terms or fees associated with the extensions.

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

In July 2023, the Partnership extended the Hope on Avalon GIL TOB trust financing maturity date from August 2023 to February 2024. There were no additional changes to terms or fees associated with the extension of the TOB trust financing.

In August 2023, the Partnership extended the 2020-XF2908 TOB trust financing maturity date from September 2023 to January 2024. There were no additional changes to terms or fees associated with the extension of the TOB trust financing.

In September 2023, the Partnership extended the Jackson Manor Apartments TOB trust financing maturity date from September 2023 to September 2024. There were no additional changes to terms or fees associated with the extension of the TOB trust financing.

Activity in the First Nine Months of 2022

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the nine months ended September 30, 2022:

TOB Trusts Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Residency at the Entrepreneur MRBs and taxable MRB	14,000,000	April 2025	Variable	No	1.18%
Live 929 Series 2022A MRB (1)	53,092,000	September 2027	Variable	Yes	1.18%
Total TOB Trust Financings	$67,092,000
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

Redemptions:

The following is a summary of the debt trust financings that were repaid in connection with the redemption or sale of underlying assets during the nine months ended September 30, 2022:

Debt Financing	Debt Facility	Month	Paydown Applied
Live 929 Apartments - 2014 Series A	TOB Trust	January 2022	$31,565,000
Ohio Properties - Series A	M24 TEBS	March 2022	13,544,000
Bridle Ridge	M24 TEBS	April 2022	7,100,000
Gateway Village	TOB Trust	May 2022	2,183,000
Lynnhaven Apartments	TOB Trust	May 2022	2,896,000
Cross Creek	M24 TEBS	September 2022	6,900,000
			$64,188,000

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2023 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2023	$1,743,224
2024	379,913,151
2025	288,056,249
2026	100,019,863
2027	88,258,325
Thereafter	225,691,694
Total	1,083,682,506
Unamortized deferred financing costs and debt premium	(2,272,999)
Total debt financing, net	$1,081,409,507

17. Mortgages Payable and Other Secured Financing

The Partnership has entered into mortgages payable. The following is a summary of the mortgages payable, net of deferred financing costs, as of September 30, 2023 and December 31, 2022:

Property Mortgage Payables	Outstanding Mortgage Payable as of September 30, 2023, net	Outstanding Mortgage Payable as of December 31, 2022, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos--Mortgage (1)	$1,690,000	$1,690,000	2020	November 2023	Variable	9.25%
Suites on Paseo--Mortgage	24,822,747	-	2023	March 2024	Variable	7.83%	(2)
Total Mortgage Payable\Weighted Average Period End Rate	$26,512,747	$1,690,000				7.92%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 5).
(2)
The mortgage payable has a stated rate of Term SOFR + 2.50%. The Partnership has entered into an interest rate swap transaction with a notional amount totaling the outstanding principal on the mortgage payable. The interest rate swap effectively fixes the interest rate on the mortgage payable to 5.54%. See Note 18 for further information on the interest rate swap.

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

Interest Rate Swap Agreements

The Partnership has entered into multiple interest rate swap agreements to mitigate interest rate risk associated with variable rate TOB trust financings (Note 16) and a mortgage payable (Note 17). No fees were paid to the counterparties upon closing of the interest rate swaps. The following table summarizes the Partnership’s interest rate swap agreements as of September 30, 2023 and December 31, 2022:

Trade Date	Notional Amount		Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of September 30, 2023
February 2022	55,990,000		2/9/2022	2/1/2024	1.40%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	$962,186
March 2022	47,850,000		3/3/2022	3/1/2027	1.65%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	4,450,130
October 2022	47,892,888	(1)	4/1/2023	4/1/2025	3.92%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	1,448,907
December 2022	20,400,000	(2)	1/1/2023	12/1/2029	3.27%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	1,459,311
December 2022	45,500,000		1/3/2023	1/1/2030	3.47%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	2,145,007
January 2023	12,065,200		1/19/2023	1/1/2030	3.35%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	644,852
January 2023	8,027,600		2/1/2023	2/1/2030	3.29%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	439,945
March 2023	8,342,000	(3)	4/1/2023	6/1/2029	3.37%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	910,969
April 2023	4,508,000		5/1/2023	5/1/2033	3.49%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	291,192
May 2023	9,170,000		6/1/2023	6/1/2030	3.15%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	618,485
June 2023	12,800,000		6/1/2023	6/1/2028	3.46%	5.30%	SOFR	TOB Trusts	Barclays Bank PLC	487,877
July 2023	6,240,000		8/1/2023	6/1/2030	3.65%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	240,490
August 2023	11,000,000		8/8/2023	2/1/2025	5.05%	5.32%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	24,256
September 2023	25,000,000		9/19/2023	3/19/2024	5.54%	5.33%	CME Term SOFR	TOB Trusts	Raymond James Bank	(12,927)
	314,785,688									$14,110,680
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
(2)
The notional amount increases according to a schedule up to a maximum notional amount of $47.8 million.

Total Return Swap Agreement

The following table summarizes the terms of the Partnership’s total return swap as of September 30, 2023 and December 31, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid		Period End Variable Rate Received		Variable Rate Index	Counterparty	Fair Value as of September 30, 2023
December 2022	102,386,966	December 2022	Sept 2025	9.32%	(1)	14.57%	(2)	SOFR	Mizuho Capital Markets	$223,971
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

Interest Rate Cap Agreement

The Partnership has entered into an interest rate cap agreement to mitigate our exposure to interest rate risk associated with a variable-rate debt financing facility. The following tables summarize the Partnership’s interest rate cap agreement as of September 30, 2023 and December 31, 2022:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate	Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of September 30, 2023
August 2019	73,853,153	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$1,041
							$1,041

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate	Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of December 31, 2022
August 2019	75,014,903	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$91,627
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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of September 30, 2023 and December 31, 2022:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of September 30, 2023	Fair Value as of December 31, 2022
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	(112,448)	98,929

Investment Commitments

The Partnership has remaining commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership’s remaining non-cancelable commitments for GILs, taxable GILs and property loans are subject to an allowance for credit losses, which was approximately $0.8 million as of September 30, 2023. See Note 13 for additional information on the allowance for credit losses on such commitments. The Partnership also has outstanding commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of September 30, 2023:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of September 30, 2023
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$27,560,000
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	6.00%	26,080,000	19,680,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	16,420,000
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (3)	SOFR + 3.60%	5,000,000	4,000,000
Residency at Empire - Series BB-3	December 2022	December 2040	6.45% (4)	14,000,000	12,745,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (5)	47,000,000	47,000,000
Subtotal				152,500,000	127,405,000

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	October 2024	SOFR + 3.70%	$12,500,000	$4,000,000
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	8,000,000	7,000,000
Residency at Empire - Series BB-T	December 2022	December 2025 (3)	7.45%	9,404,500	8,404,500
Village at Hanford Square - Series H-T	May 2023	May 2030	7.25%	10,400,000	9,400,000
40rty on Colony - Series P-T	June 2023	June 2030	7.45%	5,950,000	4,950,000
Subtotal				46,254,500	33,754,500

Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	35,688,328	18,342,328
Poppy Grove II	September 2022	April 2025 (3)	6.78%	22,250,000	13,708,700
Poppy Grove III	September 2022	April 2025 (3)	6.78%	39,119,507	24,569,507
Subtotal				97,057,835	56,620,535

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	$21,157,672	$20,157,672
Poppy Grove II	September 2022	April 2025 (3)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (3)	6.78%	24,480,493	23,480,493
Subtotal				56,579,465	53,579,465

Property Loans
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	$25,500,000	$16,725,196
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	21,351,328	7,144,854
Sandy Creek Apartments	August 2023	September 2026	8.63% (6)	7,830,000	7,830,000
Subtotal				54,681,328	31,700,050

Equity Investments
Vantage at San Marcos (7), (8)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Vantage at Loveland (9)	April 2021	N/A	N/A	18,215,000	1,065,061
Freestone Greeley (8)	October 2022	N/A	N/A	16,035,710	11,325,008
Freestone Cresta Bella	November 2022	N/A	N/A	16,405,514	2,607,927
Valage Senior Living Carson Valley	February 2023	N/A	N/A	8,163,301	643,104
The Jessam at Hays Farm	July 2023	N/A	N/A	16,532,636	12,834,437
Subtotal				85,266,690	37,419,451

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (10)	4.85%	$3,900,000	$3,900,000
Subtotal				3,900,000	3,900,000

Total Commitments				$496,239,818	$344,379,001
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
(6)
The interest rate will convert to a variable rate of Term SOFR + 3.35% on February 1, 2025.
(7)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 5).
(8)
A development site has been identified for this property but construction had not commenced as of September 30, 2023.
(9)
In July 2023, the Partnership's initial commitment of $16.3 million was increased by $1.9 million upon meeting certain conditions as outlined in the original agreement.
(10)
This is the estimated closing date of the associated bond purchase commitment.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of September 30, 2023:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of September 30, 2023
Ohio Properties	2026	$2,310,609
Greens of Pine Glen, LP	2027	1,662,397

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan support is in the form of a payment guaranty. The Mortgage support is in the form of a forward loan purchase agreement upon maturity of the Mortgage. The reported value of the credit guaranties was approximately $348,000 and $363,000 as of September 30, 2023 and December 31, 2022, respectively, and are included within other liabilities in the Partnership's condensed consolidated financial statements. No additional contingent liability has been accrued because the likelihood of claims is remote. The following table summarizes the Partnership’s maximum exposure under these credit guaranties as of September 30, 2023:

Borrower	End of Guaranty Period	Partnership's Maximum Exposure as of September 30, 2023
The 50/50 MF Property--TIF Loan	2025	$1,515,941
The 50/50 MF Property--Mortgage	2027	22,001,116

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

The Partnership previously issued Series A Preferred Units via a private placement to five financial institutions. In April 2022, October 2022, and February 2023, the Partnership issued Series A-1 Preferred Units in exchange for previously issued Series A Preferred Units. These Series A-1 Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. In February 2023 and June 2023, the Partnership issued new Series A-1 Preferred Units to two financial institutions in registered offerings pursuant to a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “Commission”) on September 9, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-3, which was declared effective by the Commission on April 13, 2022. The Partnership had not issued any Series B Preferred Units as of September 30, 2023.

In August 2023, the Partnership redeemed $20.0 million of Series A Preferred Units pursuant to a notice of redemption previously submitted by a Series A Preferred Unitholder.

The following table summarizes the outstanding Preferred Units as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2024 (1)
March 2017	1,000,000	10,000,000	3.00%	10.00	March 2024 (2)
October 2017	1,750,000	17,500,000	3.00%	10.00	October 2023 (3)
Total Series A Preferred Units	3,750,000	37,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Redeemable Preferred Units outstanding as of September 30, 2023	9,250,000	$92,500,000
(1)
The holder did not provide a notice of its intent to redeem prior to the date 180 days before the most recent optional redemption date. Accordingly, the holder's next optional redemption date is on the next anniversary of the sale of the Series A Preferred Units.
(2)
In October 2023, the holder of $10.0 million of Series A Preferred Units provided notice of its intent to redeem its investment in March 2024.
(3)
In April 2023, the holder of $10.0 million of Series A Preferred Units provided notice of its intent to redeem and the redemption was completed in October 2023.

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

21. Restricted Unit Awards

The Partnership’s Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of September 30, 2023, there were approximately 373,000 restricted units and other awards available for future issuance. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $604,000 and $580,000 for the three months ended September 30, 2023 and 2022, respectively. The compensation expense for RUAs totaled approximately $1,541,000 and $920,000 for the nine months ended September 30, 2023 and 2022, respectively. Compensation expense is reported within “General and administrative expenses” in the Partnership's condensed consolidated statements of operations.

The following table summarizes the RUA activity for the nine months ended September 30, 2023 and for the year ended December 31, 2022:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2022	77,523	$18.18
Granted	96,321	19.33
Vested	(81,073)	18.26
Forfeited	(5,437)	18.76
Unvested as of December 31, 2022	87,334	19.33
Granted	105,274	17.65
Unvested as of September 30, 2023	192,608	$18.41

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $1.4 million as of September 30, 2023. The remaining compensation expense is expected to be recognized over a weighted average period of 0.8 years. The total intrinsic value of unvested RUAs was approximately $3.0 million as of September 30, 2023.

22. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership's condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Partnership administrative fees paid to AFCA 2 (1)	$1,579,000	$1,329,000	$4,785,000	$3,809,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	14,000	139,000	152,000	314,000
Referral fees paid to an affiliate (3)	-	-	106,000	108,000

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

AFCA 2 receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Non-Partnership property administrative fees received by AFCA 2 (1)	$-	$9,000	$-	$26,000
Investment/mortgage placement fees earned by AFCA 2 (2)	805,000	1,627,000	3,847,000	2,861,000
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

Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase nine of the Partnership’s GILs (Note 7), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac. Greystone Servicing Company LLC purchased the following GILs during the first nine months of 2023, including principal and accrued interest:

•
Oasis at Twin Lakes GIL for approximately $34.1 million in June 2023;
•
Hilltop at Signal Hills GIL for approximately $24.5 million in August 2023; and
•
Centennial Crossings GIL for approximately $33.1 million in September 2023.

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

The Partnership reported receivables due from unconsolidated entities of approximately $164,000 and $325,000 as of September 30, 2023 and December 31, 2022, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $595,000 and $654,000 as of September 30, 2023 and December 31, 2022, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2023 and December 31, 2022, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2023 and December 31, 2022 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Mortgage revenue bonds (2)	3.4% - 8.8%	2.6% - 20.3%	5.8%	5.1%
Taxable mortgage revenue bonds	7.3% - 12.7%	6.5% - 11.4%	9.4%	7.6%
Bond purchase commitments	5.3%	4.5%	5.3%	4.5%
(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.
(2)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB for figures as of September 30, 2023 as the proton therapy center securing the MRB was successfully sold out of bankruptcy in July 2022 and the Partnership received liquidation proceeds of $3.7 million in January 2023. The valuation as of September 30, 2023 is based on expected additional liquidation proceeds of approximately $928,000 at final liquidation.

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

Assets measured at fair value on a recurring basis as of September 30, 2023 are summarized as follows:

	Fair Value Measurements as of September 30, 2023
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$842,828,122	$-	$-	$842,828,122
Mortgage revenue bonds	16,217,828	-	-	16,217,828
Taxable mortgage revenue bonds (reported within other assets)	17,611,663	-	-	17,611,663
Derivative instruments (reported within other assets)	14,348,619	-	14,123,606	225,013
Derivative swap liability (reported within other liabilities)	(12,927)	-	(12,927)	-
Bond purchase commitments (reported within other liabilities)	(112,448)	-	-	(112,448)
Total Assets and Liabilities at Fair Value, net	$890,880,857	$-	$14,110,679	$876,770,178

The following tables summarize the activity related to Level 3 assets for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance July 1, 2023	$905,963,979	$138,100	$22,297,418	$301,624	$928,701,121
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	76,047	-	(6,050)	1,215,389	1,285,386
Included in other comprehensive income	(46,097,421)	(250,548)	(1,676,780)	-	(48,024,749)
Purchases and advances	7,665,000	-	4,000,000	-	11,665,000
Settlements and redemptions	(8,561,655)	-	(7,002,925)	(1,292,000)	(16,856,580)
Ending Balance September 30, 2023	$859,045,950	$(112,448)	$17,611,663	$225,013	$876,770,178
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2023	$17,344	$-	$-	$(74,463)	$(57,119)
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months ended September 30, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2023	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	231,376	-	(18,149)	3,844,528	4,057,755
Included in other comprehensive income	(36,662,853)	(211,377)	(2,213,376)	-	(39,087,606)
Purchases and advances	119,452,688	-	10,319,875	-	129,772,563
Settlements and redemptions	(23,383,265)	-	(7,008,583)	(3,950,755)	(34,342,603)
Ending Balance September 30, 2023	$859,045,950	$(112,448)	$17,611,663	$225,013	$876,770,178
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2023	$51,656	$-	$-	$(88,722)	$(37,066)
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

The following tables summarize the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2022:

	For the Three Months ended September 30, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance July 1, 2022	$727,278,997	$8,953	$11,457,256	$398,280	$739,143,486
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,659,492	-	(4,860)	1,298,340	2,952,972
Included in other comprehensive income	(22,467,010)	(91,864)	(221,686)	-	(22,780,560)
Purchases and advances	1,623,437	-	2,300,000	-	3,923,437
Settlements and redemptions	(13,025,486)	-	(2,676)	(1,313,061)	(14,341,223)
Ending Balance September 30, 2022	$695,069,430	$(82,911)	$13,528,034	$383,559	$708,898,112
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2022	$17,345	$-	$-	$(14,509)	$2,836
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months Ended September 30, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2022	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,877,774	-	(14,932)	4,497,078	6,359,920
Included in other comprehensive income	(89,766,975)	(1,047,315)	(553,379)	-	(91,367,669)
Purchases and advances	91,567,687	-	10,675,750	-	102,243,437
Settlements and redemptions	(101,258,367)	-	(7,848)	(4,456,937)	(105,723,152)
Other (2)	(860,533)	-	-	-	(860,533)
Ending Balance September 30, 2022	$695,069,430	$(82,911)	$13,528,034	$383,559	$708,898,112
Total amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2022	$39,968	$-	$-	$107,617	$147,585
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

As of September 30, 2023 and December 31, 2022, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $257.6 million and $11.3 million as of September 30, 2023, respectively. The estimated fair value of the GILs and taxable GILs was $305.0 million and $6.8 million as of December 31, 2022, respectively. The fair value of the construction financing property loans approximated amortized cost as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,081,409,507	$1,071,406,487	$1,058,903,952	$1,059,674,409
Secured lines of credit	16,500,000	16,500,000	55,500,000	55,500,000
Mortgages payable and other secured financing	26,512,747	26,690,000	1,690,000	1,690,000

24. Segments

As of September 30, 2023, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs, and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such in the Partnership's condensed consolidated balance sheets. As of September 30, 2023, the Partnership reported 82 MRBs and 10 GILs in this segment. As of September 30, 2023, the multifamily residential properties securing the MRBs and GILs contain a total of 11,325 and 1,927 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) was collateralized by commercial real estate prior to a sale of the underlying real estate in July 2022 (Note 6). All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of two MRBs and a property loan that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. The property loan was redeemed in September 2022. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of September 30, 2023, the two properties securing the MRBs contain a total of 294 beds.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of the operations of ATAX Vantage Holdings, LLC, ATAX Freestone Holdings, LLC, ATAX Senior Housing Holdings I, LLC, and ATAX Great Hill Holdings LLC, which make noncontrolling investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily and seniors housing properties (Note 9). The Market-Rate Joint Venture Investments segment also includes the consolidated VIE of Vantage at San Marcos (Note 5).

MF Properties Segment

The MF Properties segment consists primarily of a student housing residential property held by the Partnership (Note 10). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. As of September 30, 2023, the Partnership owned one MF Property containing a total of 384 rental units. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues
Affordable Multifamily MRB Investments	$22,635,813	$18,423,127	$67,026,288	$45,443,505
Seniors and Skilled Nursing MRB Investments	604,040	194,296	1,037,082	664,579
Market-Rate Joint Venture Investments	2,035,391	2,072,781	8,119,809	7,149,916
MF Properties	1,198,892	1,914,200	3,532,868	5,785,742
Total revenues	$26,474,136	$22,604,404	$79,716,047	$59,043,742

Interest expense
Affordable Multifamily MRB Investments	$10,822,127	$7,530,723	$37,376,094	$17,309,510
Seniors and Skilled Nursing MRB Investments	(546,877)	5,750	(701,261)	5,750
Market-Rate Joint Venture Investments	345,104	226,247	905,502	619,928
MF Properties	97,047	273,262	97,047	814,891
Total interest expense	$10,717,401	$8,035,982	$37,677,382	$18,750,079

Depreciation expense
Affordable Multifamily MRB Investments	$5,967	$5,962	$17,880	$17,885
Seniors and Skilled Nursing MRB Investments	-	-	-	-
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	407,466	682,526	1,205,942	2,038,627
Total depreciation expense	$413,433	$688,488	$1,223,822	$2,056,512

Net income (loss)
Affordable Multifamily MRB Investments	$7,044,063	$6,375,471	$16,022,889	$16,099,041
Seniors and Skilled Nursing MRB Investments	1,150,917	187,921	1,727,343	656,954
Market-Rate Joint Venture Investments	1,719,861	12,423,255	29,930,657	46,185,380
MF Properties	(185,463)	(470,054)	126,883	(554,083)
Net income	$9,729,378	$18,516,593	$47,807,772	$62,387,292

The following table details total assets for the Partnership’s reportable segments as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Total assets
Affordable Multifamily MRB Investments	$1,438,949,167	$1,520,609,550
Seniors and Skilled Nursing MRB Investments	36,545,409	3,551,307
Market-Rate Joint Venture Investments	122,758,900	120,089,351
MF Properties	37,824,381	41,699,828
Consolidation/eliminations	(89,747,342)	(118,820,471)
Total assets	$1,546,330,515	$1,567,129,565

25. Subsequent Events

In October 2023, the Partnership originated an MRB investment for the construction of an affordable multifamily property. The Partnership’s remaining commitment will be funded on a draw-down basis during construction. The following table summarizes the terms of the Partnership’s MRB investment:

Commitment	Month Acquired	Property Location	Units	Maturity Date	Fixed Interest Rate	Initial Funding	Maximum Commitment
The Safford	October 2023	Marana, AZ	200	10/10/2026	7.59%	$7,560,034	$43,000,000

In October 2023, the Partnership entered into a new TOB trust financing arrangement with Mizuho. The following table summarizes the initial terms of the TOB trust financing:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Remarketing Senior Securities Rate	Facility Fees	Interest Rate
The Safford MRB	$6,050,000	October 2026	Variable	Yes	4.46%	1.44%	5.90%

In October 2023, the Partnership entered into an additional interest rate swap agreement to mitigate interest rate risk associated with its variable rate TOB trust financings. The following table summarizes the terms of the interest rate swap agreement:

Trade Date	Notional Amount		Effective Date	Termination Date	Fixed Rate Paid	Variable Rate Index Received	Variable Debt Financing Hedged	Counterparty
October 2023	$3,520,000	(1)	10/10/2023	4/1/2027	4.722%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets
(1)
The notional amount increases according to a schedule up to a maximum notional amount of $24.1 million.

In October 2023, the Partnership redeemed $10.0 million of Series A Preferred Unit of an investor. The redemption was paid using unrestricted cash on hand. In addition, in October 2023, an investor provided notice of its intent to redeem $10.0 million of Series A Preferred Units in March 2024.

In November 2023, the Partnership completed a trust securitization financing transaction of its residual interests in the M31, M33 and M45 TEBS financings (the “TEBS Residual Financing”). The securitization involved the sale of the TEBS Financings residual interests to an issuer, which then issued and sold $61.5 million of senior Affordable Housing Multifamily Certificates. The Partnership retained $20.5 million of residual Affordable Housing Multifamily Certificates also issued by the issuer. The senior Affordable Housing Multifamily Certificates are considered secured financing of the Partnership and were sold to third party investors in exchange for financing proceeds. The residual Affordable Housing Multifamily Certificates were retained by the Partnership. The $61.5 million of senior Affordable Housing Multifamily Certificates represent secured financing of the Partnership for financial reporting purposes and are entitled to interest at a fixed rate of 7.125% per annum and certain principal payments from the assets within the TEBS Residual Financing. The Partnership is entitled to all residual cash flows of the TEBS Residual Financing after payments to the senior Affordable Housing Multifamily Certificates and trustee expenses of 0.03% per annum. The senior Affordable Housing Multifamily Certificates are non-recourse to the Partnership and are not subject to mark-to-market collateral posting. The term of the TEBS Residual Financing will end upon the earlier of repayment of the $61.5 million stated amount of the senior Affordable Housing Multifamily Certificates or July 25, 2034. The Partnership received net proceeds of approximately $60.4 million, after payment of placement, legal and other related costs. Approximately $57.9 million of the net proceeds, in addition to approximately $24.6 million of restricted cash released under our total return swap, were used to pay down approximately $82.5 million of outstanding principal and accrued interest of the Partnership’s Secured Notes.

In November 2023, the Jackson Manor MRB was resized downward to a principal amount of approximately $4.8 million upon conversion to permanent financing. The borrower repaid principal of approximately $2.1 million upon conversion, of which approximately $1.8 million was used to repay amounts outstanding on the related TOB financing.

In November 2023, the Partnership extended the Residency at the Mayer TOB trust financing maturity date to October 2026. There were no additional changes to terms associated with the extensions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to Greystone Housing Impact Investors LP, its consolidated subsidiaries, and consolidated VIEs for all periods presented. See Note 2 and Note 5 to the Partnership’s condensed consolidated financial statements for further disclosures.

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

As of September 30, 2023, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and nine months ended September 30, 2023 and 2022 (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	Percentage of Total	2022	Percentage of Total	2023	Percentage of Total	2022	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$22,636	85.5%	$18,423	81.5%	$67,026	84.1%	$45,444	77.0%
Seniors and Skilled Nursing MRB Investments	604	2.3%	194	0.9%	1,037	1.3%	665	1.1%
Market-Rate Joint Venture Investments	2,035	7.7%	2,073	9.2%	8,120	10.2%	7,150	12.1%
MF Properties	1,199	4.5%	1,914	8.5%	3,533	4.4%	5,786	9.8%
Total revenues	$26,474		$22,604		$79,716		$59,045

Net income (loss)
Affordable Multifamily MRB Investments	$7,044	72.4%	$6,375	34.4%	$16,023	33.5%	$16,099	25.8%
Seniors and Skilled Nursing MRB Investments	1,151	11.8%	188	1.0%	1,727	3.6%	657	1.1%
Market-Rate Joint Venture Investments	1,720	17.7%	12,423	67.1%	29,931	62.6%	46,185	74.0%
MF Properties	(185)	-1.9%	(470)	-2.5%	127	0.3%	(554)	-0.9%
Net income	$9,730		$18,516		$47,808		$62,387

Our reported net income includes gains (losses) from derivative fair value adjustments, which are a result of changes in current and forward market interest rates, which can be significant in periods of high interest rate volatility. The primary driver of this is our portfolio of interest rate swap agreements. Such gains (losses) are reported within interest expense on our condensed consolidated statements of operations. The fair value adjustments result in non-cash gains (losses) and can cause variability in reported net income period-to-period. The following table summarizes gains (losses) from derivative fair value adjustments by segment for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gains (losses) from derivative fair value adjustments
Affordable Multifamily MRB Investments	$3,373,687	$2,871,716	$5,733,044	$6,579,280
Seniors and Skilled Nursing MRB Investments	862,910	-	1,087,850	-
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	-	-	-	-
Tota gains (losses) from derivative fair value adjustments	$4,236,597	$2,871,716	$6,820,894	$6,579,280

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three and nine months ended September 30, 2023 and 2022:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended September 30, 2023
Mortgage revenue bond advances	3	$7,665	N/A	N/A	6
Mortgage revenue bond paydown	1	7,590	$9,980	N/A	6
Governmental issuer loan acquisition and advances	5	22,573	N/A	N/A	7
Governmental issuer loan redemptions	3	70,636	61,459	N/A	7
Property loan advances	2	11,950	N/A	N/A	8
Property loan redemption and paydowns	3	39,921	35,655	N/A	8
Investments in unconsolidated entities	4	10,194	N/A	N/A	9
Taxable mortgage revenue bond advance	1	4,000	N/A	N/A	12
Taxable mortgage revenue bond redemption	1	7,000	5,770	N/A	12

For the Three Months Ended June 30, 2023
Mortgage revenue bond acquisitions and advance	6	$51,150	N/A	N/A	6
Governmental issuer loan advances	4	20,402	N/A	N/A	7
Governmental issuer loan redemption	1	34,000	$30,600	N/A	7
Property loan advances	3	9,608	N/A	N/A	8
Property loan redemption and paydowns	3	29,990	26,005	N/A	8
Investments in unconsolidated entities	2	3,744	N/A	N/A	9
Return of investment in unconsolidated entities upon sale	1	9,025	N/A	$813	9
Taxable mortgage revenue bond acquisitions and advance	3	4,500	N/A	N/A	12
Taxable governmental issuer loan advance	1	2,573	N/A	N/A	12

For the Three Months Ended March 31, 2023
Mortgage revenue bond advances	6	$60,547	N/A	N/A	6
Mortgage revenue bond redemptions	3	11,856	$7,579	$(1,428)	6
Governmental issuer loan advances	4	17,377	N/A	N/A	7
Property loan advances	4	7,581	N/A	N/A	8
Property loan redemption and paydowns	3	18,316	15,700	N/A	8
Investments in unconsolidated entities	2	5,698	N/A	N/A	9
Return of investment in unconsolidated entities upon sale	2	12,283	N/A	3,843	9
Taxable mortgage revenue bond advances	2	1,805	N/A	N/A	12
Taxable governmental issuer loan advance	1	3,000	N/A	N/A	12

For the Three Months Ended September 30, 2022
Mortgage revenue bond advance	1	$1,623	N/A	N/A	6
Mortgage revenue bond redemption and paydown	2	11,577	$10,420	N/A	6
Governmental issuer loan advances	7	39,820	N/A	N/A	7
Property loan advances	6	22,742	N/A	N/A	8
Property loan redemptions	3	27,081	N/A	N/A	8
Investments in unconsolidated entities	2	2,524	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,400	N/A	N/A	9
Taxable mortgage revenue bond advance	1	2,300	N/A	N/A	12
Taxable governmental issuer loan advances	3	3,000	N/A	N/A	12

For the Three Months Ended June 30, 2022
Mortgage revenue bond advances	3	$20,307	N/A	N/A	6
Mortgage revenue bond redemption	1	7,100	$7,100	N/A	6
Governmental issuer loan advances	5	39,806	N/A	N/A	7
Property loan advances	7	23,527	N/A	N/A	8
Investments in unconsolidated entities	4	7,824	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,341	N/A	N/A	9
Taxable mortgage revenue bond advances	2	2,000	N/A	N/A	12

For the Three Months Ended March 31, 2022
Mortgage revenue bond advances	3	$69,365	N/A	N/A	6
Mortgage revenue bond redemptions	4	70,479	$45,109	N/A	6
Governmental issuer loan advances	6	16,882	N/A	N/A	7
Property loan advances	5	38,412	N/A	N/A	8
Property loan redemptions and principal paydowns	7	3,251	N/A	N/A	8
Investments in unconsolidated entities	5	12,777	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	12,240	N/A	$3,242	9
Taxable mortgage revenue bond advances	2	6,325	N/A	N/A	12
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three and nine months ended September 30, 2023 and 2022, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended September 30, 2023
Net repayment on Acquisition LOC	3	$6,000	Yes	15
Net borrowing on General LOC	1	10,000	Yes	15
Proceeds from TOB trust financings with Mizuho	8	30,985	Yes	16
Proceeds from TOB trust financing with Barclays	4	10,535	Yes	16
Proceeds from mortgage payable	1	25,000	Yes	17
Interest rate swaps executed	3	-	N/A	18
Redemption of Series A Preferred Units	1	20,000	N/A	20

For the Three Months Ended June 30, 2023
Net borrowing on Acquisition LOC	5	6,000	Yes	15
Net activity on General LOC	2	-	Yes	15
Proceeds from TOB trust financings with Mizuho	6	36,516	Yes	16
Proceeds from TOB trust financing with Barclays	5	31,875	Yes	16
Interest rate swaps executed	3	-	N/A	18
Issuance of Series A-1 Preferred Units	1	10,000	N/A	20

For the Three Months Ended March 31, 2023
Net repayment on Acquisition LOC	6	$49,000	Yes	15
Proceeds from TOB trust financings with Mizuho	9	98,526	Yes	16
Proceeds from TOB trust financing with Barclays	2	11,535	Yes	16
Interest rate swaps executed	3	-	N/A	18
Issuance of Series A-1 Preferred Units	1	8,000	N/A	20
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	7,000	N/A	20

For the Three Months Ended September 30, 2022
Net repayment on Acquisition LOC	4	$8,512	Yes	15
Proceeds from TOB trust financings with Mizuho	4	24,930	Yes	16
Proceeds from TOB trust financing with Barclays	1	20,215	Yes	16

For the Three Months Ended June 30, 2022
Net borrowing on Acquisition LOC	5	$9,255	Yes	15
Proceeds from TOB trust financings with Mizuho	7	51,045	Yes	16
Proceeds from TOB trust financing with Barclays	1	11,875	Yes	16
Repayment of TOB Financings with Mizuho	2	5,079	Yes	16
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	20,000	N/A	20

For the Three Months Ended March 31, 2022
Net repayment on Acquisition LOC	1	$15,515	Yes	15
Proceeds from TOB trust financings with Mizuho	8	108,530	Yes	16
Proceeds from TOB trust financing with Barclays	1	800	Yes	16
Unrestricted cash from total return swap	1	41,275	Yes	18
Interest rate swaps executed	2	-	N/A	18

Conditions within the Banking System

During the first nine months of 2023, Silicon Valley Bank, Signature Bank and First Republic Bank were closed and taken over by the Federal Deposit Insurance Corporation (FDIC), which created significant market disruption and uncertainty for those companies and individual customers who bank with those institutions, and which raised significant concerns regarding the stability of the banking system in the United States, particularly with respect to regional and community banks. We did not hold our cash with, were not borrowing customers of, and did not otherwise bank with Silicon Valley Bank, Signature Bank, or First Republic Bank. Based on publicly available information, the banks we use in connection with our business activities are well capitalized. If the banks and financial institutions at which we hold our cash enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be reduced and such events could have a material adverse effect on our business and financial condition.

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

Asset Type	For the Nine Months Ended September 30, 2023	For the year ended December 31, 2022
MRBs and taxable MRBs	$8,050,000	$160,404,500
GILs, taxable GILs and property loans	19,930,000	184,337,300
Total	$27,980,000	$344,741,800

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

We are committed to minimizing the overall environmental impact of our corporate operations. The Partnership’s operations are primarily managed by 16 employees of Greystone Manager, so we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of September 30, 2023:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,830	6,429	9,421	10,750	88%	69	11	$779,229,927	50%
GILs, taxable GILs and related property loans	66	1,927	1,927	1,927	100%	10	5	346,240,860	22%
Total	1,896	8,356	11,348	12,677	90%	79		$1,125,470,787	72%

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

Greystone and the Partnership are committed to diversity, equity and inclusion (“DEI”). Specific Greystone DEI initiatives include formal diversity training and employee resources groups to support a diverse workforce as well as a formal DEI committee and DEI Leadership Council to lead and advise all DEI related work, events, and learning. Of the 16 employees of Greystone Manager responsible for the Partnership’s operations, three are women and one employee identifies as ethnically diverse.

Corporate Governance

Greystone Manager, as the general partner of the Partnership’s general partner, is committed to corporate governance that aligns with the interests of our Unitholders and stakeholders. We set high ethical standards for our related employees and partners. We regularly review and update, as appropriate, our policies governing ethical conduct and responsible behavior in order to support our sustainable and continued success. Our Code of Business Conduct and Ethics is applicable to all Greystone personnel that provide services to the Partnership and is available on the Partnership’s website. All such employees are required to annually affirm that they have read and understood the Code of Business Conduct and Ethics. Employees are encouraged to share any ethics or compliance concerns with their supervisors or confidentially through our third-party managed hotline. We maintain a formal compliance policy to investigate ethics or compliance concerns and to protect whistleblowers. Our policy is designed to meet the requirements and standards of the Sarbanes Oxley Act of 2002 and the Securities and Exchange Act of 1934.

The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Greystone Manager Board of Managers is in compliance with the NYSE listing rules and SEC rules applicable to the Partnership. Beginning on August 1, 2023, a majority of the members of the Greystone Manager Board of managers meet the independence standards established by the New York Stock Exchange listing rules and the rules of the SEC. All the members of the Audit Committee of Greystone Manager are independent under the applicable SEC and NYSE independence requirements, two of whom qualify as “audit committee financial experts.” Of the seven Managers of Greystone Manager, one Manager is female.

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

Critical Accounting Estimates

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

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership estimates allowances for credit losses for its GILs, taxable GILs, property loans and related non-cancelable funding commitments using a Weighted Average Remaining Maturity (“WARM”) method loss-rate model, combined with qualitative factors that are sensitive to changes in forecasted economic conditions. The Partnership applies qualitative factors related to risk factors and changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Partnership’s best estimate of current expected credit losses. The WARM method pools assets sharing similar characteristics and utilizes a historical annual charge-off rate which is applied to the outstanding asset balances over the remaining weighted average life of the pool, adjusted for certain qualitative factors to estimate expected credit losses. The Partnership has limited loss history with its GILs, taxable GILs, and property loans portfolio and has had minimal credit losses to date. As such, the Partnership uses historical annual charge-off data for similar assets from publicly available loan data through the Federal Financial Institution Examination Council (“FFIEC”). The Partnership adjusts for current conditions and the impact of qualitative forecasts that are reasonable and supportable. The Partnership assesses qualitative adjustments related to, but not limited to, credit quality changes in the asset portfolio, general economic conditions, changes in the affordable multifamily real estate markets, changes in lending policies and underwriting, and underlying collateral values.

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

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$22,636	$18,423	$4,213	22.9%	$67,026	$45,444	$21,582	47.5%
Interest expense	10,822	7,531	3,291	43.7%	37,376	17,310	20,066	115.9%
Segment net income	7,044	6,375	669	10.5%	16,023	16,099	(76)	-0.5%

Comparison of the three months ended September 30, 2023 and 2022

Total revenues increased for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $2.9 million in interest income from higher GIL investment balances and higher average interest rates, offset by a decrease of approximately $415,000 in interest income due to GIL redemptions;
•
An increase of approximately $3.0 million in interest income from recent MRB advances, offset by a decrease of approximately $2.1 million in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $2.1 million of other interest income from higher average property loan, taxable MRB and taxable GIL investment balances;
•
A decrease of approximately $2.1 million for property loan redemptions during 2022 and 2023, of which approximately $1.7 million relates to payments received on redemption of the Cross Creek property loans in the third quarter of 2022 that were previously in nonaccrual status;
•
An increase of approximately $678,000 of other interest income due to increasing interest earned on cash balances; and
•
An increase of approximately $117,000 in other income for receipt of non-refundable fees for the extension of the Hope on Avalon GIL and taxable GIL, Hope on Broadway GIL, and Jackson Manor MRB maturity dates.

Total interest expense increased for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $3.4 million due to higher average interest rates on debt financing;
•
An increase of approximately $1.0 million due to an increase in the average outstanding principal of our debt financing instruments of approximately $118.7 million;
•
A decrease of approximately $588,000 in amortization of deferred financing costs, which includes approximately $510,000 of unamortized deferred financing costs that were recognized as interest expense upon the collapse of a TOB in September 2022; and
•
A decrease of approximately $546,000 due to interest rate derivative fair value adjustments.

Segment net income increased for the three months ended September 30, 2023 as compared to the same period in 2022 as a result of the following factors:

•
The changes in total revenues and total interest expense detailed in the tables below;
•
A decrease in the allowance for credit losses of $562,000 (Note that there was no provision for credit losses in 2022 as it was prior to our adoption of the CECL standard effective January 1, 2023. See Note 2 of the condensed consolidated financial statements for additional information); and
•
An increase in general and administrative expenses primarily due to increases of approximately $250,000 in administration fees paid to AFCA2 due to greater assets under management, approximately $349,000 in employee compensation and benefits, and approximately $188,000 related to professional and consulting fees from increased transactional activity.

The following table summarizes the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended September 30, 2023 and 2022. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$823,111	$12,295	6.0%	$688,308	$11,350	6.6%	(1)
Governmental issuer loans	284,222	5,604	7.9%	256,984	3,134	4.9%
Property loans	135,502	2,758	8.1%	122,755	3,218	10.5%	(2)
Other investments	33,699	681	8.1%	14,710	218	5.9%
Total interest-earning assets	$1,276,534	$21,338	6.7%	$1,082,757	$17,920	6.6%
Non-investment income		1,298			503
Total revenues		$22,636			$18,423

Interest-bearing liabilities:
Lines of credit	$4,525	$118	10.4%	$22,759	$249	4.4%
Fixed TEBS financing	248,419	2,472	4.0%	256,981	2,539	4.0%
Variable TEBS financing	67,174	820	4.9%	76,139	561	2.9%
Variable Secured Notes (3)	102,438	2,420	9.4%	102,838	1,685	6.6%
Fixed Term TOB financing	12,785	63	2.0%	12,883	64	2.0%
Variable TOB financing	663,607	9,607	5.8%	508,637	4,489	3.5%
Interest rate swap cash payments (receipts)	N/A	(1,660)	N/A	N/A	(172)	N/A
Total interest-bearing liabilities	$1,098,948	$13,840	5.0%	$980,237	$9,415	3.8%
Net interest spread (4)		$7,498	2.3%		$8,505	3.1%

Interest expense on interest-bearing liabilities		13,840			9,415
Amortization of deferred finance costs		280			868
Derivative fair value adjustments		(3,298)			(2,752)
Total interest expense		$10,822			$7,531
(1)
Interest income includes $1.5 million of discount accretion on the Cross Creek MRB upon redemption at par in the third quarter of 2022. Excluding this item, the average interest rate was 5.7%.
(2)
Interest income includes $1.7 million for payments received in the third quarter of 2022 on Cross Creek property loans that were previously in nonaccrual status. Excluding this item, the average interest rate was 4.9%.
(3)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.
(4)
Net interest spread equals interest income less interest expense before amortization of deferred finance costs and derivative instrument fair value adjustments. The net interest spread rate is the annualized net interest spread during the period.

The following table summarizes the changes in interest income and interest expense for the three months ended September 30, 2023 and 2022, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended September 30, 2023 vs. 2022
	Total Change		Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$945		$2,223	$(1,278)	(1)
Governmental issuer loans	2,470		332	2,138
Property loans	(460)		334	(794)	(2)
Other investments	463		281	182
Total interest-earning assets	$3,418		$3,170	$248

Interest-bearing liabilities:
Lines of credit	$(131)		(199)	68
Fixed TEBS financing	(67)		(85)	18
Variable TEBS financing	259		(66)	325
Variable Secured Notes (3)	735		(7)	742
Fixed Term TOB financing	(1)		-	(1)
Variable TOB financing	5,118		1,368	3,750
Interest rate swap cash payments & receipts	(1,488)		N/A	(1,488)
Total interest-bearing liabilities	$4,425		$1,011	$3,414
Amortization of deferred finance costs (4)	(588)	(4)	N/A	(588)
Derivative fair value adjustments	(546)		N/A	(546)
Total interest expense change	$3,291		$1,011	$2,280

Total net change	$127		$2,159	$(2,032)
(1)
The average change attributable to rate includes $1.5 million of discount accretion on the Cross Creek MRB upon redemption at par in the third quarter of 2022.
(2)
The average change attributable to rate includes $1.7 million for payments received on the Cross Creek property loans in 2022, that were previously in nonaccrual status.
(3)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements.
(4)
The decrease in amortization of deferred finance costs is due to approximately $510,000 of previously unamortized costs that were recognized as interest expense upon the collapse of a TOB in September 2022.

Comparison of the nine months ended September 30, 2023 and 2022

Total revenues increased for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $10.0 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $9.1 million in interest income from recent MRB advances, offset by a decrease of approximately $3.6 million in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $7.3 million in other interest income due to additional property loan, taxable MRB and taxable GIL investments and higher average interest rates;
•
An increase of approximately $2.1 million of other interest income due to increasing interest earned on cash balances;
•
An increase of approximately $250,000 in other income for receipt of non-refundable fees for the extension of the Scharbauer Flats GIL and property loan, Hope on Avalon GIL and taxable GIL, Hope on Broadway GIL, and Jackson Manor MRB maturity dates;
•
A decrease of approximately $1.9 million in other interest income for payments received on the Ohio Properties and Live 929 Apartments property loans in the first quarter of 2022 that did not recur; and
•
A decrease of approximately $1.7 million in other interest income for payments received on the Cross Creek property loan in the third quarter of 2022 that did not recur.

Interest expense increased for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $15.8 million due to higher average interest rates on debt financing;
•
An increase of approximately $3.3 million due to an increase in the average outstanding principal of our debt financing instruments of approximately $195.4 million;
•
An increase of approximately $1.1 million due to interest rate derivative fair value adjustments; and
•
A decrease of approximately $110,000 in amortization of deferred financing costs.

Segment net income decreased for the nine months ended September 30, 2023 as compared to the same period in 2022 due to:

•
The changes in total revenues and total interest expense detailed in the tables below;
•
A decrease in the allowance for credit losses of $1.9 million (Note that there was no provision for credit losses in 2022 as it was prior to our adoption of the CECL standard effective January 1, 2023. See Note 2 of the condensed consolidated financial statements for additional information); and
•
An increase in general and administrative expenses primarily due to increases of approximately $1.2 million in employee compensation related to higher transactional bonuses and salaries, approximately $976,000 in administration fees paid to AFCA2 due to greater assets under management, approximately $621,000 in restricted unit compensation expense, and approximately $652,000 related to professional and consulting fees from increased transactional activity.

The following table summarizes the segment's net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the nine months ended September 30, 2023 and 2022. All dollar amounts are in thousands.

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$811,599	$36,298	6.0%	$689,745	$30,813	6.0%	(1)
Governmental issuer loans	302,796	16,801	7.4%	223,362	6,820	4.1%
Property loans	156,525	9,142	7.8%	99,306	6,679	9.0%	(2)
Other investments	30,716	1,812	7.9%	11,682	488	5.6%
Total interest-earning assets	$1,301,636	$64,053	6.6%	$1,024,095	$44,800	5.8%
Non-investment income		2,973			644
Total revenues		$67,026			$45,444

Interest-bearing liabilities:
Lines of credit	$11,280	$488	5.8%	$22,804	$687	4.0%
Fixed TEBS financing	249,224	7,443	4.0%	266,428	7,855	3.9%
Variable TEBS financing	69,771	2,382	4.6%	76,470	1,269	2.2%
Variable Secured Notes (3)	102,540	6,971	9.1%	102,934	3,675	4.8%
Fixed Term TOB financing	12,810	188	2.0%	12,907	192	2.0%
Variable TOB financing	684,909	27,836	5.4%	453,630	8,352	2.5%
Interest rate swap cash payments (receipts)	N/A	(4,014)	N/A	N/A	194	N/A
Total interest-bearing liabilities	$1,130,534	$41,294	4.9%	$935,173	$22,224	3.2%
Net interest spread (4)		$22,759	2.3%		$22,576	2.9%

Interest expense on interest-bearing liabilities		41,294			22,224
Amortization of deferred finance costs		1,471			1,581
Derivative fair value adjustments		(5,389)			(6,495)
Total interest expense		$37,376			$17,310
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

The following table summarizes the changes in interest income and interest expense for the nine months ended September 30, 2023 and 2022, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Nine Months Ended September 30, 2023 vs. 2022
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$5,485	$5,444	$41	(1)
Governmental issuer loans	9,981	2,425	7,556
Property loans	2,463	3,848	(1,385)	(2)
Other investments	1,324	795	529
Total interest-earning assets	$19,253	$12,512	$6,741

Interest-bearing liabilities:
Lines of credit	$(199)	$(347)	$148
Fixed TEBS financing	(412)	(507)	95
Variable TEBS financing	1,113	(111)	1,224
Variable Secured Notes (3)	3,296	(14)	3,310
Fixed Term TOB trust financing	(4)	(1)	(3)
Variable TOB financing	19,484	4,258	15,226
Interest rate swap cash payments & receipts	(4,208)	N/A	(4,208)
Total interest-bearing liabilities	$19,070	$3,278	$15,792
Amortization of deferred finance costs (4)	(110)	N/A	(110)
Derivative fair value adjustments	1,106	N/A	1,106
Total interest expense change	$20,066	$3,278	$16,788

Total net change	$(813)	$9,234	$(10,047)
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
(4)
The increase in amortization of deferred finance costs is primarily due to approximately $584,000 of previously unamortized deferred financing costs that were recognized as interest expense upon the redemption and reissuance of a TOB financing in February 2023. This amount has been offset by approximately $510,000 of unamortized deferred financing costs that were recognized as interest expense upon the collapse of a TOB in September 2022.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of September 30, 2023.

Our sole student housing property securing an MRB, Live 929 Apartments, was 69% occupied as of September 30, 2023, and is current on MRB debt service. Current occupancy is lower than in recent years due to on-site management issues during the Fall 2023 lease-up process. Certain personnel changes have been made and the property management team is focused on leasing to tenants at the nearby Johns Hopkins University medical campus whose programs begin during the 2023-2024 academic year.

The proton therapy center securing the Provision Center 2014-1 MRB was successfully sold out of bankruptcy in July 2022 and we received partial liquidation proceeds of $3.7 million in January 2023. We expect to recover additional liquidation of proceeds of approximately $928,000 at final liquidation.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Four of the 10 underlying affordable multifamily properties had commenced leasing operations as of September 30, 2023. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor or incurred material construction cost overruns.

As many of our GIL investments and certain MRB investments have variable interest rates, we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction budget contingency balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. We have noted that some properties that are complete or nearing completion have incurred interest costs that have exceeded capitalized interest reserves. In such instances, the developer has either reallocated other available reserves and contingencies, deferred their developer fees, or made direct cash payment during construction to ensure all interest is paid and avoid enforcement of our recourse guaranties against the developers and their affiliates. In addition, such projects have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects. In certain instances, we may advance supplemental loans to the borrowers secured by the underlying properties if returns meet our requirements and/or if such loans are necessary to meet the 50% tax-exempt financing requirements under the LIHTC regulations.

Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. The Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings. So far during 2023, four of our GIL investments were purchased by Freddie Mac, through a servicer, and repaid in full. In addition, the Scharbauer Flats and Hope on Avalon properties are nearing stabilization and have started the forward commitment conversion process with Freddie Mac.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of independent living, assisted living and memory care units.

As of September 30, 2023, we owned two MRBs with aggregate outstanding principal of $39.4 million, with an outstanding commitment to provide additional funding of $27.6 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. Furthermore, in 2021 we funded a property loan secured by a skilled nursing facility in Houston, TX, which was redeemed in September 2022.

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$604	$194	$410	211.3%	$1,037	$665	$372	55.9%
Interest expense	(547)	6	(553)	N/A	(701)	6	(707)	N/A
Segment net income	1,151	188	963	512.2%	1,727	657	1,070	162.9%

Comparison of the three months ended September 30, 2023 and 2022

Total revenues increased for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $597,000 due to higher average principal balances; and
•
A decrease of approximately $187,000 due to the redemption of the Magnolia Crossing property loan in September 2022.

Negative interest expense is primarily due to approximately $863,000 of gains from interest rate derivative fair value adjustments, partially offset by approximately $315,000 in TOB interest expense for the three months ended September 30, 2023.

The change in segment net income for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the change in total revenues and interest income discussed above.

Comparison of the nine months ended September 30, 2023 and 2022

Total revenues increased for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to:

•
An increase of approximately $1.0 million due to higher average principal balances; and
•
A decrease of approximately $654,000 due to the redemption of the Magnolia Crossing property loan in September 2022.

Negative interest expense is primarily due to approximately $1.1 million of gains from interest rate derivative fair value adjustments, partially offset by approximately $365,000 in TOB interest expense for the nine months ended September 30, 2023.

The change in segment net income for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the change in total revenues and interest income discussed above.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of our noncontrolling joint venture equity investments in market-rate multifamily properties, also referred to as our investments in unconsolidated entities or JV Equity Investments. Our joint venture equity investments are passive in nature. Operational oversight of each property is controlled by our respective joint venture partners according to each respective entity’s operating agreement. All properties are managed by property management companies affiliated with our joint venture partners. Decisions on when to sell an individual property are made by our respective joint venture partners based on their views of the local market conditions and current leasing trends.

We account for all our JV Equity Investments using the equity method and recognize our preferred returns during the hold period. Specifically for our Vantage JV Equity Investments, an affiliate of our Vantage joint venture partner provides a guaranty of our preferred returns through a date approximately five years after commencement of construction. Upon the sale of a property, net proceeds will be distributed according to the entity operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized in net income upon receipt. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale. As a result, we may experience significant income recognition in those quarters when a property is sold and our equity investment is redeemed.

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$2,035	$2,073	$(38)	-1.8%	$8,120	$7,150	$970	13.6%
Interest expense	345	226	119	52.7%	906	620	286	46.1%
Gain on sale of investments in unconsolidated entities	32	10,581	(10,549)	-99.7%	22,725	39,664	(16,939)	-42.7%
Segment net income	1,720	12,423	(10,703)	-86.2%	29,931	46,185	(16,254)	-35.2%

Comparison of the three months ended September 30, 2023 and 2022

The decrease in total revenues for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the following:

•
An increase of approximately $654,000 in investment income related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023;
•
A decrease of approximately $379,000 of investment income related to the sales of Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023; and
•
A decrease of approximately $313,000 of investment income due to Vantage at Tomball meeting its maximum guaranteed preferred return in the first quarter of 2023.

Interest expense for the three months ended September 30, 2023 and 2022 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate on outstanding balances.

The gain on sale of JV Equity Investments for the three months ended September 30, 2023 primarily related to final settlement of the Vantage at Powdersville sale in May 2021. The gain on sale of JV Equity Investments for the three months ended September 30, 2022 primarily related to the sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million.

The change in segment net income for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the change in total revenues, total interest expense, and gains on sales of unconsolidated entities discussed above.

Comparison of the nine months ended September 30, 2023 and 2022

The increase in total revenues for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the following:

•
An increase of approximately $2.1 million of investment income related to preferred return received upon the sale of Vantage at Conroe in June 2023;
•
An increase of approximately $1.3 million in investment income related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023; and
•
A decrease of approximately $2.4 million of investment income related to the sales of Vantage at Murfreesboro in March 2022, Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023.

Interest expense for the nine months ended September 30, 2023 and 2022 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate on outstanding balances.

The gain on sale of JV Equity Investments for the nine months ended September 30, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

The gain on sale of JV Equity Investments for the nine months ended September 30, 2022 primarily consisted of the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million; and
•
The sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million; and
•
The sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million.

The change in segment net income for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

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

As of September 30, 2023, Vantage at Tomball, Vantage at Helotes, and Vantage at Fair Oaks have completed construction, are in the initial leasing phase, and are 90%, 93%, and 54% occupied as of September 30, 2023, respectively. Vantage at Hutto is nearing completion and has begun leasing activities with 24% occupancy as of September 20, 2023.

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

MF Properties Segment

As of September 30, 2023 and 2022, the Partnership owned the Suites on Paseo MF Property containing a total of 384 rental units that serve primarily university students. As of September 30, 2022, the Partnership also owned The 50/50 MF Property which was sold to an unrelated non-profit organization in December 2022.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
MF Properties
Total revenues	$1,199	$1,914	$(715)	-37.4%	$3,533	$5,786	$(2,253)	-38.9%
Real estate operating expense	874	1,521	(647)	-42.5%	2,091	3,564	(1,473)	-41.3%
Interest expense	97	273	(176)	-64.5%	97	815	(718)	-88.1%
Segment net income (loss)	(185)	(470)	285	60.6%	127	(554)	681	N/A

Comparison of the three months ended September 30, 2023 and 2022

The decrease in total revenues for the three months ended September 30, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $798,000 for the three months ended September 30, 2022. This was partially offset by an increase of approximately $82,000 due to higher rental revenue at the Suites on Paseo MF Property.

The decrease in real estate operating expense for the three months ended September 30, 2023 as compared to the same period in 2022 is due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $594,000 for the three months ended September 30, 2022. Operating expenses for the Suites on Paseo MF Property decreased approximately $53,000.

The decrease in interest expense for the three months ended September 30, 2023 as compared to the same period in 2022 is due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022 and the buyer's assumption of debt outstanding at the property. In September 2023, the Suites on Paseo MF Property executed a variable rate mortgage payable in the amount of $25.0 million, which resulted in minimal interest expense during the third quarter.

The increase in segment net income for the three months ended September 30, 2023 as compared to the same period in 2022 was due to the changes in total revenue and interest expense described above. Included in segment net income (loss) is depreciation expense of $407,000 and $693,000 for the three months ended September 30, 2023 and 2022, respectively. The decrease in depreciation expense is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $293,000 for the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

The decrease in total revenues for the nine months ended September 30, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $2.4 million for the nine months ended September 30, 2022. This was partially offset by an increase of approximately $180,000 due to higher rental revenue at the Suites on Paseo MF Property.

The decrease in real estate operating expense for the nine months ended September 30, 2023 as compared to the same period in 2022 is due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $1.3 million for the nine months ended September 30, 2022. Operating expenses for the Suites on Paseo MF Property decreased approximately $189,000 due primarily to insurance proceeds from flood damage that offset expenses recognized in prior periods.

The decrease in interest expense for the nine months ended September 30, 2023 as compared to the same period in 2022 is due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022 and the buyer's assumption of debt outstanding at the property. As of September 30, 2023, the Suites on Paseo MF Property had a variable rate mortgage.

The improvement in segment net income (loss) for the nine months ended September 30, 2023 as compared to the same period in 2022 was due to the changes in total revenue and interest expense described above. Included in segment net income (loss) is depreciation expense of $1.2 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in depreciation expense is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $879,000 for the nine months ended September 30, 2022.

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

The Suites on Paseo MF Property has generated sufficient operating cash flows to meet all operational and debt service obligations as of September 30, 2023. The Suites on Paseo MF Property, which is adjacent to San Diego State University, was 100% occupied as of September 30, 2023. The high occupancy is due in part to San Diego State University having leased 140 beds for the period from August 2023 through July 2024 under a master lease, which will be subleased to its students. The master lease will support overall occupancy and provide certainty of revenue for the related beds.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment classes. The narrative discussion that follows provides a brief operating analysis of each investment class as of and for the nine months ended September 30, 2023 and 2022.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of September 30, 2023. Debt service on our MRBs for the non-consolidated stabilized properties was current as of September 30, 2023. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2023	2023	2022	2023	2022
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45	93%	98%	96%	96%
Courtyard	CA	108	100%	99%	98%	96%
Glenview Apartments	CA	88	89%	94%	84%	89%
Harden Ranch	CA	100	100%	96%	98%	96%
Harmony Court Bakersfield	CA	96	97%	98%	92%	91%
Harmony Terrace	CA	136	99%	96%	136%	132%
Las Palmas II	CA	81	100%	100%	98%	98%
Lutheran Gardens	CA	76	96%	92%	94%	90%
Montclair Apartments	CA	80	95%	98%	90%	94%
Montecito at Williams Ranch Apartments	CA	132	98%	92%	104%	105%
Montevista	CA	82	90%	94%	96%	95%
San Vicente	CA	50	100%	100%	88%	89%
Santa Fe Apartments	CA	89	100%	94%	95%	91%
Seasons at Simi Valley	CA	69	97%	99%	121%	118%
Seasons Lakewood	CA	85	100%	99%	107%	99%
Seasons San Juan Capistrano	CA	112	96%	97%	101%	100%
Solano Vista	CA	96	95%	98%	88%	87%
Summerhill	CA	128	95%	98%	93%	91%
Sycamore Walk	CA	112	96%	98%	94%	88%
The Village at Madera	CA	75	99%	96%	104%	99%
Tyler Park Townhomes	CA	88	99%	99%	98%	97%
Vineyard Gardens	CA	62	100%	100%	103%	100%
Westside Village Market	CA	81	96%	99%	95%	89%
Ocotillo Springs	CA	75	93%	99%	99%	88%
Brookstone	IL	168	98%	99%	100%	100%
Copper Gate Apartments	IN	129	99%	98%	98%	101%
Renaissance	LA	208	89%	94%	91%	91%
Live 929 Apartments	MD	575	69%	89%	81%	75%
Silver Moon	NM	151	97%	97%	95%	96%
Village at Avalon	NM	240	100%	97%	98%	96%
Columbia Gardens	SC	188	90%	88%	100%	98%
Companion at Thornhill Apartments	SC	180	98%	99%	81%	83%
The Palms at Premier Park Apartments	SC	240	97%	98%	86%	88%
Village at River's Edge (4)	SC	124	93%	93%	93%	94%
Willow Run	SC	200	89%	90%	102%	100%
Arbors at Hickory Ridge (5)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	95%	98%	89%	85%
Avistar at the Crest	TX	200	97%	98%	91%	84%
Avistar at the Oaks	TX	156	97%	98%	89%	89%
Avistar at the Parkway	TX	236	87%	94%	82%	83%
Avistar at Wilcrest	TX	88	93%	92%	82%	78%
Avistar at Wood Hollow	TX	409	95%	97%	92%	87%
Avistar in 09	TX	133	98%	100%	94%	93%
Avistar on the Boulevard	TX	344	91%	97%	82%	84%
Avistar on the Hills	TX	129	95%	96%	87%	85%
Bruton Apartments	TX	264	69%	91%	47%	62%
Concord at Gulfgate	TX	288	91%	94%	79%	86%
Concord at Little York	TX	276	87%	88%	76%	76%
Concord at Williamcrest	TX	288	94%	94%	86%	83%
Crossing at 1415	TX	112	95%	97%	86%	87%
Decatur Angle	TX	302	85%	92%	71%	67%
Esperanza at Palo Alto	TX	322	91%	85%	74%	76%
Heights at 515	TX	96	91%	97%	86%	89%
Heritage Square	TX	204	97%	98%	87%	83%
Oaks at Georgetown	TX	192	96%	92%	92%	92%
Runnymede	TX	252	100%	100%	91%	96%
Southpark	TX	192	92%	98%	84%	90%
15 West Apartments	WA	120	98%	99%	98%	98%
		9,692	92.0%	95.0%	88.1%	87.7%
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
(4)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of June 30, 2023.
(5)
The MRB is defeased and as such, the Partnership does not report property occupancy information.

Physical occupancy as of September 30, 2023 decreased from the same period in 2022 due primarily to occupancy declines at Live 929 Apartments and Bruton Apartments. Live 929 Apartments occupancy is lower than in recent years due to on-site management issues during the Fall 2023 lease-up process. Certain personnel changes have been made and the property management team is focused on leasing to tenants at the nearby Johns Hopkins University medical campus whose programs begin during the 2023-2024 academic year. Bruton Apartments physical occupancy has significantly declined during 2023 as the property continues to remove non-paying tenants upon the expiration of local COVID-related ordinances in July 2023 and is repairing such units to be leased to new paying tenants. We will continue to monitor and discuss property operations with the individual borrowers for Live 929 Apartments and Bruton Apartments to ensure noted performance issues are addressed.

Economic occupancy for the nine months ended September 30, 2023 increased slightly compared with the same period in 2022 due to higher rental rates offsetting noted declines in occupancy. Bruton Apartments economic occupancy has significantly declined during 2023 due to higher than historical bad debt write-offs and decreased physical occupancy, as noted above.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of September 30, 2023, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of September 30, 2023, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,		Physical Occupancy (1) as of September 30,			Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2023		2023		2022	2023	2022
MRB Multifamily Properties-Non Stabilized (3)
40rty on Colony - Series P (4)	CA	40		n/a		n/a	n/a	n/a
Residency at Empire (4)	CA	148		n/a		n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200		n/a		n/a	n/a	n/a
Residency at the Mayer (4)	CA	79		n/a		n/a	n/a	n/a
Village at Hanford Square (4)	CA	100		n/a		n/a	n/a	n/a
Handsel Morgan Village Apartments (4)	GA	45		n/a		n/a	n/a	n/a
MaryAlice Circle Apartments (5)	GA	98		58%		n/a	51%	n/a
Jackson Manor Apartments	MS	60		95%		100%	97%	96%
The Ivy Apartments (5)	SC	212		79%		n/a	65%	n/a
The Park at Sondrio Apartments (5)	SC	271		71%		n/a	59%	n/a
The Park at Vietti Apartments (5)	SC	204		73%		n/a	61%	n/a
Windsor Shores Apartments (5)	SC	176		81%		n/a	72%	n/a
		1,633

GIL Multifamily Properties-Non Stabilized (3)
Hope on Avalon (5)	CA	88		98%		n/a	79%	n/a
Poppy Grove I (4)	CA	147		n/a		n/a	n/a	n/a
Poppy Grove II (4)	CA	82		n/a		n/a	n/a	n/a
Poppy Grove III (4)	CA	158		n/a		n/a	n/a	n/a
Osprey Village (4)	FL	383		n/a		n/a	n/a	n/a
Magnolia Heights	GA	200		69%		56%	40%	56%
Willow Place Apartments (4)	GA	182		n/a		n/a	n/a	n/a
Legacy Commons at Signal Hills	MN	247		61%		4%	21%	0%
Scharbauer Flats Apartments	TX	300		94%		8%	50%	2%
Sandy Creek Apartments (4)	TX	140		n/a		n/a	n/a	n/a
		1,927

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	174	(7)	n/a		n/a	n/a	n/a
Village Point Apartments (5), (6)	NJ	120	(8)	83%	(8)	n/a	n/a	n/a
		294

Grand total		3,854
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
(4)
Physical and economic occupancy information is not available for the nine months ended September 30, 2023 and 2022 as the property is under construction or rehabilitation.
(5)
Physical and economic occupancy information is not available for the nine months ended September 30, 2022 as the related investment was either under construction, rehabilitation, or recently acquired.
(6)
The physical occupancy is based on the latest available financial information, which is as of September 30, 2023. Economic occupancy is not available as of September 30, 2023 as the property was recently acquired or recently began operations.

(7)
Meadow Valley is a seniors housing property with 174 beds in 154 units.
(8)
Village Point is a skilled nursing property with 120 beds in 92 units. Occupancy is based on the daily average of beds occupied during the month of September 2023.

As of September 30, 2023, six MRB multifamily properties and one MRB seniors housing property were under construction and have no operating metrics to report. The Jackson Manor, The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments, and Windsor Shores Apartments MRB properties are currently undergoing tenant-in-place rehabilitations. The MaryAlice Circle Apartments MRB property is undergoing both rehabilitation and new construction phases.

As of September 30, 2023, six GIL properties were under construction and have no operating metrics to report. The remaining four GIL properties have substantially completed construction and are leasing units. The Sandy Creek Apartments GIL property is currently undergoing a tenant-in-place rehabilitation.

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

					Physical Occupancy (1) as of September 30,
Property Name	State	Construction Completion Date	Planned Number of Units		2023	2022	Revenue For the Three Months Ended September 30, 2023 (2)	Sale Date	Per-unit Sale Price
Sold Properties
Vantage at Germantown	TN	March 2020	n/a		n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a		n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a		n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a		n/a	n/a	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a		n/a	n/a	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a		n/a	n/a	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	n/a		n/a	97%	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	96%	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	91%	n/a	June 2023	174,000

Operating Properties
Vantage at Tomball	TX	April 2022	288		90%	67%	$1,139,609	n/a	n/a
Vantage at Helotes	TX	November 2022	288		93%	40%	1,155,594	n/a	n/a
Vantage at Fair Oaks	TX	May 2023	288		54%	n/a	451,276	n/a	n/a

Properties Under Construction
Vantage at Hutto (4)	TX	n/a	288		24%	n/a	$158,472	n/a	n/a
Vantage at Loveland	CO	n/a	288		n/a	n/a	n/a	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Cresta Bella	TX	n/a	296		n/a	n/a	n/a	n/a	n/a
Valage Senior Living Carson Valley	NV	n/a	102	(5)	n/a	n/a	n/a	n/a	n/a
The Jessam at Hays Farm	AL	n/a	318		n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (6)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a

			3,028
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
(4)
Information as of September 30, 2023 is provided as the property has commenced leasing operations prior to construction completion.
(5)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(6)
The property is reported as a consolidated VIE as of September 30, 2023 (see Note 5 to the Partnership’s condensed consolidated financial statements).

The Vantage at Loveland, Vantage at McKinney Falls, Freestone Cresta Bella, Valage Senior Living Carson Valley, and The Jessam at Hays Farm properties are under construction and have yet to commence leasing activities as of September 30, 2023. Vantage at Hutto is nearing construction completion and has commenced leasing activities. Freestone Greeley and Vantage at San Macros are in the planning phase.

Construction was completed on Vantage at Tomball and Vantage at Helotes during 2022 and both properties are leasing up in line with expectations. Vantage at Tomball was publicly listed for sale by its managing member in October 2023. Vantage at Fair Oaks construction was completed in 2023 and has commenced leasing activities.

MF Properties

As of September 30, 2023, we owned one MF Property. The Partnership reports the assets, liabilities, and results of operations of this property on a consolidated basis.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2023	2023	2022	2023	2022
MF Properties
Suites on Paseo	CA	384	100%	98%	91%	85%
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

The economic occupancy for the nine months ended September 30, 2023 increased as compared to the same period in 2022 due to higher average monthly occupancy. The physical occupancy as of September 30, 2023 remained relatively stable as compared to the same period in 2022. The property and San Diego State University have entered into a master lease whereby the university has leased 140 beds for the period from August 2023 through July 2024, which the university will then sublease to its students. The master lease supports overall occupancy and provides certainty of revenue for the related beds.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues and Other Income:
Investment income	$20,537	$16,564	$3,973	24.0%	$62,256	$44,792	$17,464	39.0%
Property revenues	1,199	1,914	(715)	-37.4%	3,533	5,786	(2,253)	-38.9%
Other interest income	4,621	4,127	494	12.0%	13,677	8,466	5,211	61.6%
Other income	117	-	117	N/A	250	-	250	N/A
Gain on sale of investments in unconsolidated entities	32	10,581	(10,549)	-99.7%	22,725	39,664	(16,939)	-42.7%
Total Revenues and Other Income	$26,506	$33,186	$(6,680)	-20.1%	$102,441	$98,708	$3,733	3.8%

Discussion of Total Revenues and Other Income for the Three Months Ended September 30, 2023 and 2022

Investment income. The increase in investment income for the three months ended September 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $2.9 million in interest income from higher GIL investment balances and higher average interest rates, offset by a decrease of approximately $415,000 in interest income due to GIL redemptions;

•
An increase of approximately $3.6 million in interest income from recent MRB advances, offset by a decrease of approximately $2.1 million in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $37,000 of investment income related to JV Equity Investments. This decrease consisted of:
o
An increase of approximately $654,000 in investment income related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023;
o
A decrease of approximately $379,000 of investment income related to the sales of Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023; and
o
A decrease of approximately $313,000 of investment income due to Vantage at Tomball meeting its maximum guaranteed preferred return in the first quarter of 2023.

Property revenues. The decrease in property revenues for the three months ended September 30, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $798,000 for the three months ended September 30, 2022. This was partially offset by an increase of approximately $82,000 due to higher rents at the Suites on Paseo MF Property.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the three months ended September 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $2.1 million from higher average property loan, taxable MRB and taxable GIL investment balances of $20.5 million and higher average interest rates;
•
An increase of approximately $678,000 of other interest income due to increasing interest earned on cash balances; and
•
A decrease of approximately $2.3 million for property loan redemptions during 2022 and 2023, of which approximately $1.7 million relates to payments received on redemption of the Cross Creek property loans in the third quarter of 2022 that were previously in nonaccrual status.

Other income. Other income for the three months ended September 30, 2023 related to receipt of non-refundable fees for the extension of the Hope on Avalon GIL and taxable GIL, Hope on Broadway GIL, and Jackson Manor MRB maturity dates. There was no other income for the three months ended September 30, 2022.

Gain on sale of investments in unconsolidated entities. The gain on sale of JV Equity Investments for the three months ended September 30, 2023 primarily related to final settlement of the Vantage at Powdersville sale in May 2021. The gain on sale of JV Equity Investments for the three months ended September 30, 2022 primarily related to the sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million.

Discussion of Total Revenues and Other Income for the Nine Months Ended September 30, 2023 and 2022

Investment income. The increase in investment income for the nine months ended September 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $10.0 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $10.1 million in interest income from recent MRB advances, offset by a decrease of approximately $3.6 million in interest income due to MRB redemptions;
•
An increase of approximately $1.0 million of investment income related to JV Equity Investments consisting of:
o
An increase of approximately $2.1 million of investment income related to preferred return received upon the sale of Vantage at Conroe in June 2023;
o
An increase of approximately $1.3 million in investment income related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023; and
o
A decrease of approximately $2.4 million of investment income related to the sales of Vantage at Murfreesboro in March 2022, Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023.

Property revenues. The decrease in property revenues for the nine months ended September 30, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $2.4 million for the nine months ended September 30, 2022. This was partially offset by an increase of approximately $180,000 due to higher rental revenue at the Suites on Paseo MF Property.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the nine months ended September 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $7.5 million from higher average property loan, taxable MRB and taxable GIL investment balances of $63.3 million and higher average interest rates;
•
An increase of approximately $2.1 million of other interest income due to increasing interest earned on cash balances;
•
A decrease of approximately $1.9 million in other interest income for payments received on the Ohio Properties and Live 929 Apartments property loans in the first quarter of 2022 that did not recur;
•
A decrease of approximately $1.7 million for payments received on redemption of the Cross Creek property loans in the third quarter of 2022 that were previously in nonaccrual status; and
•
A decrease of approximately $788,000 in other interest income due to property loan redemptions in 2022.

Other income. Other income for the nine months ended September 30, 2023 related to receipt of non-refundable fees for the extension of the Scharbauer Flats GIL and property loan, Hope on Avalon GIL and taxable GIL, Hope on Broadway GIL, and Jackson Manor MRB maturity dates. There was no other income for the nine months ended September 30, 2022.

Gain on sale of investments in unconsolidated entities. The gain on sale of JV Equity Investments for the nine months ended September 30, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

The gain on sale of JV Equity Investments for the nine months ended September 30, 2022 primarily consisted of the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.4 million; and
•
The sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million; and
•
The sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$874	$1,521	$(647)	-42.5%	$2,091	$3,564	$(1,473)	-41.3%
Provision for credit losses	(562)	-	(562)	N/A	(1,881)	-	(1,881)	N/A
Depreciation and amortization	413	688	(275)	-40.0%	1,224	2,057	(833)	-40.5%
Interest expense	10,717	8,036	2,681	33.4%	37,677	18,750	18,927	100.9%
General and administrative	5,328	4,505	823	18.3%	15,510	11,996	3,514	29.3%
Total Expenses	$16,770	$14,750	$2,020	13.7%	$54,621	$36,367	$18,254	50.2%

Discussion of Total Expenses for the Three Months Ended September 30, 2023 and 2022

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022.

Operating expenses for The 50/50 MF Property were approximately $594,000 for the three months ended September 30, 2022. Operating expenses for the Suites on Paseo MF Property decreased approximately $53,000.

Provision for credit losses. The Partnership adopted the CECL standard effective January 1, 2023 and we recorded a cumulative effect of accounting change of approximately $5.9 million directly to Partners’ Capital as of the effective date. The provision for credit losses for the three months ended September 30, 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and is primarily due to GIL and property loan redemptions during 2023, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses. There was no provision for credit losses for the three months ended September 30, 2022, which was prior to the effective date of the CECL standard.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the three months ended September 30, 2023 as compared to the same period in 2022 due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $293,000 for the three months ended September 30, 2022.

Interest expense. The increase in interest expense for the three months ended September 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $3.5 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $1.3 million due to higher average principal outstanding of $135.0 million;
•
A decrease of approximately $630,000 in amortization of deferred financing costs, which includes approximately $510,000 of unamortized deferred financing costs that were recognized as interest expense upon the collapse of a TOB in September 2022; and
•
A decrease of approximately $1.4 million due to interest rate derivative fair value adjustments.

General and administrative expenses. The increase in general and administrative expenses for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to increases of approximately $250,000 in administration fees paid to AFCA2 due to greater assets under management, approximately $349,000 in employee compensation and benefits, and approximately $188,000 related to professional and consulting fees from increased transactional activity.

Discussion of Total Expenses for the Nine Months Ended September 30, 2023 and 2022

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $1.3 million for the nine months ended September 30, 2022. Operating expenses for the Suites on Paseo MF Property decreased approximately $189,000 due primarily to insurance proceeds from flood damage.

Provision for credit losses. The Partnership adopted the CECL standard effective January 1, 2023 and we recorded a cumulative effect of accounting change of approximately $5.9 million directly to Partners’ Capital as of the effective date. The provision for credit losses for the nine months ended September 30, 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and is primarily due to GIL and property loan redemptions during 2023, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses. There was no provision for credit losses for the nine months ended September 30, 2022, which was prior to the effective date of the CECL standard.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the nine months ended September 30, 2023 as compared to the same period in 2022 due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $879,000 for the nine months ended September 30, 2022.

Interest expense. The increase in interest expense for the nine months ended September 30, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $15.7 million due to higher average interest rates on variable-rate debt financing;
•
An increase of approximately $3.4 million due to higher average principal outstanding of $188.0 million;
•
An increase of approximately $30,000 due to interest rate derivative fair value adjustments; and
•
A decrease of approximately $173,000 in amortization of deferred financing costs.

General and administrative expenses. The increase in general and administrative expenses for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to increases of approximately $1.2 million in employee compensation related to higher transactional bonuses and salaries, approximately $976,000 in administration fees paid to AFCA2 due to greater assets under management, approximately $621,000 in restricted unit compensation expense, and approximately $652,000 related to professional and consulting fees from increased transactional activity.

Discussion of Income Tax Expense for the Three and Nine Months Ended September 30, 2023 and 2022

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the three and nine months ended September 30, 2023 and 2022.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and nine months ended September 30, 2023 and 2022 (all per BUC amounts are presented giving effect to the BUCs Distributions on a retroactive basis for all periods presented):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$9,729,378	$18,516,593	$47,807,772	$62,387,292
Change in fair value of derivative instruments	(4,236,597)	(2,871,716)	(6,820,894)	(6,579,280)
Depreciation and amortization expense	413,433	688,488	1,223,822	2,056,512
Provision for credit losses (1)	(562,000)	-	(1,881,000)	-
Reversal of impairment on securities (2)	-	(5,712,230)	-	(5,712,230)
Reversal of provision for loan loss (3)	-	(593,000)	-	(593,000)
Amortization of deferred financing costs	352,692	982,388	1,751,442	1,926,580
Restricted unit compensation expense	603,473	580,156	1,540,609	919,563
Deferred income taxes	(1,103)	(42,543)	(3,158)	(49,250)
Redeemable Preferred Unit distributions and accretion	(700,156)	(716,490)	(2,245,988)	(2,150,734)
Tier 2 Income allocable to the General Partner (4)	64,919	(70,200)	(3,228,709)	(2,905,748)
Recovery of prior credit loss (5)	(17,344)	(17,345)	(51,656)	(39,968)
Bond premium, discount and origination fee amortization, net of cash received	(45,157)	957,343	(139,384)	819,627
Total CAD	$5,601,538	$11,701,444	$37,952,856	$50,079,364

Weighted average number of BUCs outstanding, basic	22,734,412	22,676,491	22,734,479	22,676,038
Net income per BUC, basic	$0.39	$0.77	$1.84	$2.51
Total CAD per BUC, basic	$0.25	$0.52	$1.67	$2.21
Cash Distributions declared, per BUC	$0.368	$0.359	$1.102	$1.233
BUCs Distributions declared, per BUC (6)	$0.07	$0.20	$0.14	$0.20

(1)
The adjustment for the three and nine months ended September 30, 2023 reflects the change in allowances for credit losses under the CECL standard that was effective for the Partnership as of January 1, 2023 which requires the Partnership to update estimates of expected credit losses for our investments portfolio at each reporting date. The accounting for credit losses for the three and nine months ended September 30, 2022 was subject to previous accounting guidance that was generally applied incurred loss model rather than expected credit losses. There were no credit losses incurred using prior accounting guidance for the three and nine months ended September 30, 2022.

(2)
This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the Provision Center 2014-1 MRB. The property securing the MRB was sold in July 2022 with cash proceeds contributed to the bankruptcy estate. The borrower and the bankruptcy court are finalizing liquidation of the estate and the settlement of all remaining, receivables, payable and expenses such that the Partnership’s share of the proceeds can be distributed. Substantially all the assets of the borrower were liquidated in the third quarter of 2022 such that the Partnership’s loss was effectively realized.

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

For the three and nine months ended September 30, 2023, Tier 2 income allocable to the General Partner consisted of approximately $3.8 million related to the gains on sale of Vantage at Stone Creek and Vantage at Coventry in January 2023 and approximately $813,000 related to the gain on sale of Vantage at Conroe in June 2023, offset by a $1.4 million Tier 2 loss allocable to the General Partner related to the Provision Center 2014-1 MRB realized in January 2023 upon receipt of the majority of expected bankruptcy liquidation proceeds.

For the three and nine months ended September 30, 2022, Tier 2 income allocable to the General Partner consisted of approximately $2.6 million related to the gain on sale of Vantage at Murfreesboro in March 2022, and approximately $260,000 related to the gain on sale of Vantage at Westover Hills in June 2022.

(5)
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

(6)
The Partnership declared the Second Quarter 2023 BUCs Distribution and the Third Quarter 2023 BUCs Distribution, each payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record dates of June 30 and September 29, 2023, respectively. The Partnership declared the Third Quarter 2022 BUCs Distribution, payable in the form of additional BUCs equal to $0.20 per BUC for outstanding BUCs as of the record date of September 30, 2022.

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

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments net of leverage secured by the investment assets; debt service (principal and interest payments) related to our debt financings and mortgages payable; repayments of our secured lines of credit balances; the exercise of redemption rights by the holders of the Series A Preferred Units; and distribution payments to Unitholders. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments and an MF Property, redemptions of various investment asset at the stated maturity dates, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of September 30, 2023, we reported unrestricted cash on hand of approximately $58.9 million. There are no contractual restrictions of the Partnership’s ability to use unrestricted cash on hand. In July 2023, $5.0 million of restricted cash related to our General LOC was released upon amendment of the facility. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $5.0 million under the terms of our various financing arrangements.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of September 30, 2023, except for the Provision Center 2014-1 MRB. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Net Operating Cash Flows from our MF Property

Cash flows generated by the Suites on Paseo MF Property, net of operating expenses and debt service, are unrestricted for our use. Such cash flows are subject to risk usually associated with direct investments in student multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by $20.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $5.0 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of September 30, 2023. The balance of the General LOC was $16.5 million with the ability to draw an additional $20.1 million as of September 30, 2023. The General LOC has a maturity date of June 2025, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a financial institution of up to $50 million. The Acquisition LOC may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of September 30, 2023. There was no balance outstanding on the Acquisition LOC and approximately $50.0 million was available as of September 30, 2023. The Acquisition LOC has a maturity date of June 2024, with two one-year extension options, subject to certain terms and conditions.

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

Many of our GIL and property loan investments have maturity dates within the next 12 months, which will be purchased by Freddie Mac, through a servicer, or repaid by the borrower on or before the maturity at prices equal to the principal outstanding plus accrued interest. Such proceeds will be primarily used to repay our related debt financing. We regularly monitor the progress of the underlying properties and the likelihood of redemption upon maturity and currently have no concerns regarding repayment. Borrowers of certain GIL and property loan investments may request an extension of the maturity dates up to six months, subject to meeting various conditions, obtaining an approval of Freddie Mac to extend the maturity date of the forward purchase commitment, and payment of an extension fee to us.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of September 30, 2023, our primary unleveraged assets were certain MRBs and taxable MRBs with outstanding principal totaling approximately $24.0 million.

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

We are currently party to a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of September 30, 2023, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Available to Issue as of September 30, 2023		Units Issued as of September 30, 2023
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	1,700,000	(1)	1,800,000
Series B	September 2021	September 2024	10.00	5.75%	Sixth anniversary	10,000,000	(2)	-
Total						11,700,000		1,800,000
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

During the nine months ended September 30, 2023, we sold a total of 1,800,000 Series A-1 Preferred Units to two financial institutions under the registration statement for the Series A-1 Preferred Units offering referenced in the table above for gross proceeds of $18.0 million.

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

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of September 30, 2023:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Initial Commitment	Remaining Commitment as of September 30, 2023	Remainder of 2023	2024	2025	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$27,560,000	$5,000,000	$19,400,000	$3,160,000	6.25%	Variable TOB
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	26,080,000	19,680,000	11,200,000	8,480,000	-	6.00%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	16,420,000	-	16,420,000	-	SOFR + 3.60% (4)	Variable TOB
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (5)	5,000,000	4,000,000	-	4,000,000	-	SOFR + 3.60%	(6)
Residency at Empire - Series BB-3	December 2022	December 2040	14,000,000	12,745,000	6,000,000	6,745,000	-	6.45% (7)	Variable TOB
Residency at Empire - Series BB-4	December 2022	December 2040	47,000,000	47,000,000	-	39,700,000	7,300,000	6.45% (8)	(6)
Subtotal			152,500,000	127,405,000	22,200,000	94,745,000	10,460,000

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	October 2024	$12,500,000	$4,000,000	$4,000,000	$-	$-	SOFR + 3.70%	Variable TOB
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	8,000,000	7,000,000	-	7,000,000	-	SOFR + 3.65%	N/A
Residency at Empire - Series BB-T	December 2022	December 2025 (5)	9,404,500	8,404,500	-	-	8,404,500	7.45%	N/A
Village at Hanford Square - Series H-T	May 2023	May 2030	10,400,000	9,400,000	-	9,400,000	-	7.25%	N/A
40rty on Colony - Series P-T	June 2023	June 2030	5,950,000	4,950,000	-	4,395,000	555,000	7.45%	N/A
Subtotal			46,254,500	33,754,500	4,000,000	20,795,000	8,959,500

Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$35,688,328	$18,342,328	$10,000,000	$8,342,328	$-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	22,250,000	13,708,700	6,000,000	7,708,700	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	39,119,507	24,569,507	6,000,000	18,569,507	-	6.78%	Variable TOB
Subtotal			97,057,835	56,620,535	22,000,000	34,620,535	-

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$21,157,672	$20,157,672	$-	$20,157,672	$-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	10,941,300	9,941,300	-	9,941,300	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	24,480,493	23,480,493	-	19,980,493	3,500,000	6.78%	Variable TOB
Subtotal			56,579,465	53,579,465	-	50,079,465	3,500,000

Property Loans
Osprey Village	July 2021	August 2024 (5)	$25,500,000	$16,725,196	$6,000,000	$10,725,196	$-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	21,351,328	7,144,854	7,144,854	-	-	SOFR + 3.30%	Variable TOB
Sandy Creek Apartments	August 2023	September 2026 (5)	7,830,000	7,830,000	1,450,000	6,380,000	-	8.63% (9)	N/A
Subtotal			54,681,328	31,700,050	14,594,854	17,105,196	-

Equity Investments
Vantage at San Marcos (10), (11)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	$-	N/A	N/A
Vantage at Loveland (12)	April 2021	N/A	18,215,000	1,065,061	1,065,061	-	-	N/A	N/A
Freestone Greeley (11)	October 2022	N/A	16,035,710	11,325,008	11,325,008	-	-	N/A	N/A
Freestone Cresta Bella	November 2022	N/A	16,405,514	2,607,927	2,607,927	-	-	N/A	N/A
Valage Senior Living Carson Valley	February 2023	N/A	8,163,301	643,104	643,104	-	-	N/A	N/A
The Jessam at Hays Farm	July 2023	N/A	16,532,636	12,834,437	4,740,819	8,093,618		N/A	N/A
Subtotal			85,266,690	37,419,451	29,325,833	8,093,618	-

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (13)	$3,900,000	$3,900,000	$-	$3,900,000	$-	4.85%	N/A
Subtotal			3,900,000	3,900,000	-	3,900,000	-

Total Commitments			$496,239,818	$344,379,001	$92,120,687	$229,338,814	$22,919,500
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
(9)
The interest rate will convert to a variable rate of Term SOFR + 3.35% on February 1, 2025.

(10)
The property became a consolidated VIE effective during the fourth quarter of 2021.
(11)
A development site has been identified for this property but construction had not commenced as of September 30, 2023.
(12)
In July 2023, the Partnership's initial commitment of $16.3 million was increased by $1.9 million upon meeting certain conditions as outlined in the original agreement.
(13)
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

Our debt financing arrangements include various fixed and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$260,531,077	24.0%	$262,973,604	24.8%
Variable (1)	Variable (1)	278,561,999	25.8%	402,811,000	37.9%
Fixed	Variable	128,011,355	11.8%	165,628,934	15.6%
Fixed	Variable - Hedged (2)	416,578,075	38.4%	230,092,856	21.7%
Total		$1,083,682,506		$1,061,506,394
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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our interest rate swaps and received net settlement proceeds totaling $3.8 million during the nine months ended September 30, 2023.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of September 30, 2023. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps (does not consider our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2023	$299,253,125
2024	294,979,167
2025	234,896,631
2026	184,758,799
2027	152,858,799
2028	125,802,132
2029	103,872,299

The table above does not include an additional interest rate swap executed in October 2023 with an initial notional amount of approximately $3.5 million that increases to a maximum notional amount of $24.1 million through March 2027 to hedge future variable rate TOB financings.

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We posted approximately $16.9 million of cash collateral with Mizuho during the nine months ended September 30, 2023 due to declines in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally rising market interest rates. In addition, we posted additional cash collateral of approximately $3.4 million in October 2023 due to further valuation declines on our fixed rate investment assets funded with TOB trusts. We satisfied all collateral calls using unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps move inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

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

We executed a mortgage payable secured by the Suites on Paseo MF Property with a financial institution in September 2023 for principal totaling $25.0 million. The mortgage payable has a variable interest rate and matures in March 2024, with a 6-month extension option. The mortgage payable requires monthly debt service payments which we expect to be paid from net operating cash flows of the Suites on Paseo MF Property. We also entered into a 6-month interest rate swap to hedge our exposure to rising short-term interest rates given the floating rate nature of the mortgage payable.

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of September 30, 2023:

	Secured Lines of Credit	Debt Financing	Mortgages Payable	Total
Remainder of 2023	$-	$1,743,224	$1,690,000	$3,433,224
2024	-	379,913,151	25,000,000	404,913,151
2025	16,500,000	288,056,249	-	304,556,249
2026	-	100,019,863	-	100,019,863
2027	-	88,258,325	-	88,258,325
Thereafter	-	225,691,694	-	225,691,694
Total	$16,500,000	$1,083,682,506	$26,690,000	$1,126,872,506

In November 2023, we completed a trust securitization financing transaction of our residual interests in the M31, M33 and M45 TEBS financings (the “TEBS Residual Financing”). The securitization involved the sale of the TEBS Financings residual interests to an issuer, which then issued and sold $61.5 million of senior Affordable Housing Multifamily Certificates. We retained $20.5 million of residual Affordable Housing Multifamily Certificates also issued by the issuer. The senior Affordable Housing Multifamily Certificates are considered secured financing of the Partnership and were sold to third party investors in exchange for financing proceeds. The residual Affordable Housing Multifamily Certificates were retained by the Partnership. The $61.5 million of senior Affordable Housing Multifamily Certificates represent secured financing of the Partnership for financial reporting purposes and are entitled to interest at a fixed rate of 7.125% per annum and certain principal payments from the assets within the TEBS Residual Financing. We are entitled to all residual cash flows of the TEBS Residual Financing after payments to the senior Affordable Housing Multifamily Certificates and trustee expenses of 0.03% per annum. The term of the TEBS Residual Financing will end upon the earlier of repayment of the $61.5 million stated amount of the senior Affordable Housing Multifamily Certificates or July 25, 2034. We received net proceeds of approximately $60.4 million, after payment of placement, legal and other related costs. Approximately $57.9 million of the net proceeds, in addition to approximately $24.6 million of restricted cash released under our total return swap, were used to pay down approximately $82.5 million of outstanding principal and accrued interest of our Secured Notes. The TEBS Residual Financing is not reflected in the tables above as it was completed after September 30, 2023.

There are many benefits to the Partnership from the TEBS Residual Financing including non-recourse financing to the Partnership; no mark-to-market posting requirement; a term that matches the term of the underlying residual interests in the M31, M33 and M45 TEBS financings (subject to an early termination option for the Partnership on or after October 2029); the conversion from a floating interest rate to a fixed interest rate; and approximately 3.90% in annual interest savings compared to the current rate on our Secured Notes.

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

On September 13, 2023, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.37 per BUC to unitholders of record on September 29, 2023 and payable on October 31, 2023. The Board of Managers of Greystone AF Manager also declared a supplemental distribution payable in the form of additional BUCs equal to $0.07 per BUC, which was paid on October 31, 2023 at a ratio of 0.00418 BUCs for each BUC outstanding as of September 29, 2023. All fractional BUCs resulting from the BUCs Distribution received cash for such fraction based on the market value of the BUCs on the record date.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant. On September 13, 2023, the Partnership announced that the Board intends to declare additional supplemental distributions of $0.07 per BUC payable in the form of additional BUCs during the fourth quarter of 2023 and the first quarter of 2024.

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

The Partnership redeemed $20.0 million and $10.0 million of Series A Preferred Units in August 2023 and October 2023, respectively. In addition, in October 2023, we received notice from a holder of Series A Preferred Units of its intent to redeem $10.0 million of Series A Preferred Units in March 2024.

In February 2023, we issued 700,000 Series A-1 Preferred Units in exchange for 700,000 outstanding Series A Preferred Units, held by a financial institution pursuant to a Form S-4 registration statement which we previously filed to register the offering of up to 9,450,000 of Series A-1 Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units. This offering has expired and the Partnership has de-registered the remaining unsold Series A-1 Preferred Units covered by the Form S-4 referenced above. A total of 3,700,000 Series A Preferred Units were exchanged for Series A-1 Preferred Units prior to expiration of the offering.

In October 2023, the Partnership filed a registration statement on Form S-4 to register the offering and issuance of up to 1,750,000 of Series B Preferred Units under a shelf registration process. If declared effective by the SEC, under this offering, the Partnership may issue up to 1,750,000 Series B Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units. If unitholders elect to exchange Series A Preferred Units for Series B Preferred Units, the new Series B Preferred Units will not be eligible for redemption until the sixth anniversary of the date of the exchange, except in certain limited circumstances.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Cash Flows

For the nine months ended September 30, 2023, we generated cash of $14.2 million, which was the net result of $20.2 million provided by operating activities, $22.7 million provided by investing activities, and $28.7 million used in financing activities.

Cash provided by operating activities totaled $20.2 million for the nine months ended September 30, 2023, as compared to $19.7 million generated for the nine months ended September 30, 2022. The change between periods was primarily due to the following factors:

•
A decrease of $14.6 million in net income, offset by the $16.9 million adjustment for the gain on sale of unconsolidated entities that is considered cash from investing activities;
•
An increase of $2.2 million of cash related to changes in the Partnership's net operating assets and liabilities;
•
An increase of $1.7 million related to the amortization of bond premium, discount and origination fees;
•
A decrease of $3.9 million related to changes in the preferred return receivable from unconsolidated entities; and
•
A decrease of $1.9 million in non-cash provisions for credit loss.

Cash provided by investing activities totaled $22.7 million for the nine months ended September 30, 2023, as compared to cash used of $110.4 million for the nine months ended September 30, 2022. The change between periods was primarily due to the following factors:

•
A net increase of $60.6 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A net increase of $91.7 million of cash due to overall higher paydowns and redemptions of MRBs, taxable MRBs, GILs and property loans;
•
An increase of $4.5 million of cash due to less contributions to unconsolidated entities; and
•
A decrease of $22.6 million of cash due to less proceeds from the sale of investments in unconsolidated entities.

Cash used in financing activities totaled $28.7 million for the nine months ended September 30, 2023, as compared to cash provided of $87.8 million for the nine months ended September 30, 2022. The change between periods was primarily due to the following factors:

•
A net decrease of $120.4 million of cash due to principal payments on debt financing;
•
A net decrease of $24.2 million of cash due to an increase in payments on the secured lines of credit;
•
An increase of $18.0 million of cash related to proceeds from the issuance of Series A-1 Preferred Units, offset by $20.0 million of cash paid for the redemption of Series A Preferred Units;
•
A net increase of $25.6 million due to proceeds from mortgages payable; and
•
An increase of $4.3 million of cash due to lower distributions paid.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of September 30, 2023, our overall Leverage Ratio was approximately 72%.

Off Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of September 30, 2023, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our consolidated financial statements.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of November 7, 2023:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford Apartments	$7,560,034	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	7,305,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	460,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	3,400,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Hope on Avalon	13,963,000	2/1/2024	12225-12227 South Avalon Blvd	Los Angeles	Los Angeles	CA	90061
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	1,630,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	6,720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	3,997,070	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	19,846,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	10,541,300	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	17,550,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	21,455,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	27,100,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	39,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	265,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	5,300,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	4,623,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	3,632,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	6,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	3,995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	1,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Osprey Village	71,964,286	8/1/2024	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
Magnolia Heights	28,518,546	7/1/2024	10156 Magnolia Heights Circle	Covington	Newton	GA	30014
MaryAlice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Willow Place Apartments	42,109,712	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Brookstone Apartments	7,351,468	5/1/2040	4200 Hickory Hills Drive	Waukegan	Lake	IL	60087
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Legacy Commons at Signal Hills	66,853,972	2/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Jackson Manor Apartments	4,828,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	23,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	11,211,961	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,985,774	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,808,622	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,559,976	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,769,327	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	20,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2024	1101 Rutland Drive	Austin	Travis	TX	78758
Sandy Creek Apartments	12,860,000	9/1/2026	1828 Sandy Point Road	Bryan	Brazos	TX	77807
Scharbauer Flats Apartments	53,386,764	1/1/2024	2300 N. Fairgrounds Road	Midland	Midland	TX	79705
South Park Ranch Apartment Homes	11,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$1,073,594,597
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
(4)
The Partnership committed to provide total funding of an MRB up to $29.5 million and a taxable MRB up to $12.5 million during the acquisition and rehabilitation phase of the property on a draw-down basis. The taxable MRB has a maturity date of 10/1/2024. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $18.1 million and will have a maturity date of 4/1/2039.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of September 30, 2023 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The current rising interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to increasing market risk. See the information under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Interest Rate Risk

Volatility in the fixed income markets continued into the third quarter of 2023. The Federal Reserve announced Federal Funds Rate increases totaling 525 basis points during 2022 and 2023. The Federal Reserve has stated that additional short term interest rate increases may be needed to combat inflation in the broader economy. The Federal Reserve continues to reduce its balance sheet of US treasury bonds and mortgage-backed securities which may cause further upward pressure on interest rates. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of September 30, 2023:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$1,223,811	$(2,447,621)	$(4,895,243)	$(7,342,864)	$(9,790,485)
TEBS Debt Financings	96,944	(193,887)	(387,774)	(581,661)	(775,548)
Other Financings & Derivatives	(536,889)	1,073,779	2,147,557	3,221,336	4,295,115
Variable Rate Investments	(566,796)	1,133,592	2,267,183	3,400,775	4,534,366
Net Interest Income Impact	$217,070	$(434,137)	$(868,277)	$(1,302,414)	$(1,736,552)

Per BUC Impact (1)	$0.010	$(0.019)	$(0.038)	$(0.057)	$(0.076)
(1)
The net interest income change per BUC calculated based on 22,734,375 BUCs outstanding as of September 30, 2023.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. The amounts in the table above do not consider any potential non-cash derivative fair value adjustments in determining the net interest income impact or per BUC impact. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of September 30, 2023, it does not consider those exposures or positions that have arisen or could arise after that date, including the TEBS Residual Financing transaction that closed in November 2023. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 76% of our leverage bears interest at short term variable interest rates. Our remaining 24% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 34% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

Certain MRB, GIL, and construction financing property loan investments fund the construction of new affordable multifamily and seniors properties and have variable interest rates. Since there are little to no operating cash flows during the construction and lease-up periods for new properties, borrowers utilize capitalized interest reserves to fund debt service prior to stabilization. Increases in market interest rates will cause an increase in debt service costs. If interest rate increases are large enough, such capitalized interest reserves and other budgeted contingencies may be insufficient to pay all debt service through stabilization. Such cost overruns may cause defaults on our construction financing investments if other funding sources are not available to the borrowers or if related guarantors fail to meet their obligations.

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

	September 30, 2023	December 31, 2022
Texas	33%	37%
California	25%	26%
South Carolina	21%	17%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable multifamily interest rate curves published by Municipal Market Data to estimate the value of our MRB investments. The main curve used by our valuation service provider increased by an average of 82 and 80 basis points across the curve as of September 30, 2023 compared to June 30, 2023 and December 31, 2022, respectively. The 10 year and 30 year United States Treasury yield increased 71 and 76 basis points, respectively, during the first nine months of 2023. The 5 year and 10 year SOFR swap rate increased 63 and 71 basis points, respectively, during the first nine months of 2023. These interest rate increases have an adverse effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of September 30, 2023:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds (1)	$859,046	3.4%	- 8.8%	3.7%	-9.7%	$26,473
(1)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB for figures as of September 30, 2023 as the proton therapy center securing the MRB was successfully sold out of bankruptcy in July 2022 and we received liquidation proceeds of $3.7 million in January 2023. The valuation as of September 30, 2023 is based on expected additional liquidation proceeds of approximately $928,000 at final liquidation.

Real Estate Valuation Risk

We own multifamily real estate and our JV Equity Investments fund the construction, stabilization and sale of market-rate multifamily real estate. The realizable property values for such investments are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by, market cap rates, the operating results of the property, local market conditions and competition, and interest rates on mortgage financing. We have noticed market cap rates are trending upward due to, though not limited to, the current economic environment and increasing interest rates. Operating results of real estate properties may be affected by many factors, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions.

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

Similarly, we are subject to reinvestment risk on the return of capital from sales of JV Equity Investments. Our strategy involves making JV Equity Investments for the development, stabilization and sale of market-rate multifamily rental properties. Our initial equity contributions are returned upon sale of the underlying properties, at which time we will look to reinvest the capital into new JV Equity Investments or other investments. Fewer new investment opportunities may result from negative changes in various economic factors and those new investments that we do make may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, rising interest rates on construction loans and increasing construction costs. We have observed declining availability of credit and tighter credit underwriting standards for banks that provide construction financing for our JV Equity Investments, which may result in lower loan proceeds and higher rates on construction loans in the near-term such that new investment profitability is negatively impacted or more difficult to originate. Lower returns on new investment opportunities will result in declining operating results over time.

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2022, Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which are incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2023.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1

Third Amendment to Credit Agreement dated July 11, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on July 17, 2023).

10.2

Second Amended and Restated Guaranty dated July 11, 2023 between Greystone Select Incorporated and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on July 17, 2023)

10.3

Fourth Amendment to Credit Agreement dated September 19, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on September 22, 2023).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended September 30, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the periods ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: November 8, 2023	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: November 8, 2023	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer