Form 10-K
period 2023-12-31
Greystone Housing Impact Investors LP
filed 2024-02-22
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $374,597,882.

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

The Partnership also makes noncontrolling equity investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily properties ("JV Equity Investments"). The Partnership is entitled to distributions if, and when, cash is available for distribution either through operations, a refinance, or a sale of the property. In addition, the Partnership may acquire and hold interests in multifamily, student and senior citizen residential properties (“MF Properties”) until the “highest and best use” can be determined by management.

The conduct of the Partnership’s business and affairs is governed by the Partnership’s Second Amended and Restated Agreement of Limited Partnership dated December 5, 2022, as further amended (the “Partnership Agreement”). Our sole general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”). The general partner of AFCA 2 is Greystone AF Manager LLC (“Greystone Manager”), which is an affiliate of Greystone & Co. II LLC (“Greystone & Co.”). Greystone & Co., together with its affiliated companies (collectively “Greystone”), is a real estate lending, investment, and advisory company with an established reputation as a leader in multifamily and healthcare finance, having ranked as a top Federal Housing Administration (“FHA”), Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) lender in these sectors.

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). Our BUCs are traded on the New York Stock Exchange ("NYSE") under the symbol “GHI.” The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units (collectively, the “Preferred Units”). The Partnership does not intend to issue additional Series A Preferred Units in the future. The holders of the BUCs and Preferred Units are referred to herein as “Unitholders.” Our Unitholders will incur tax liability if any interest earned on our MRBs or GILs is determined to be taxable, for gains related to our MRBs or GILs and for income and gains related to our taxable investments such as our investments in unconsolidated entities and property loans. See Item 1A, “Risk Factors” in this Report for additional details.

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

We expect and believe that the interest received on our MRBs is excludable from gross income for federal income tax purposes. We primarily invest in MRBs that are senior obligations of the secured properties, though we may also invest in subordinate and/or taxable MRBs. Our MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The majority of our MRBs have initial contractual terms of 15 years or more. Some MRBs have optional call dates that may be exercised by the borrower which may be at either par or a premium to par. Some MRBs have optional repurchase dates whereby we can require a redemption prior to the contractual maturity, typically at par.

Our MRBs are either owned directly by us or are held in trusts created in connection with debt financing transactions that are consolidated VIEs. The following table summarizes our MRB investments as of December 31, 2023:

	Total MRBs	Total Properties		Total Units	Total States	Aggregate Outstanding Principal	Outstanding Funding Commitments
MRB investments	85	73	(1)	11,819	15	$884,664,326	$148,829,966
(1)
Properties secured by our MRB investments consist of 71 multifamily properties, one seniors housing property, and one skilled nursing facility.

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

Each of these structures permit the issuance of MRBs under the IRC to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily residential project financed with tax-exempt MRBs (other than essential function bonds as described in the third bullet above) must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. Those rental units of the multifamily residential project not subject to tenant income restrictions may be rented at market rates (unless there are restrictions otherwise imposed by the bond issuer or a governmental entity). With respect to private activity bonds issued under Section 142(d) of the IRC, the owner of the multifamily residential project may elect, at the time the MRBs are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). State and local housing authorities may require additional tenant income or rent restrictions that are more restrictive than those minimum levels required by Treasury Regulations. There are no Treasury Regulations related to MRBs that are secured by a commercial property owned by a non-profit borrower.

The borrowers associated with our MRBs are either syndicated partnerships formed to receive allocations of LIHTCs or not-for-profit entities. We do not directly or indirectly invest in LIHTCs. We do invest in MRBs that are issued in association with federal LIHTC allocations because such MRBs bear interest that we expect and believe is exempt from federal income taxes. LIHTC-eligible projects are attractive to developers of affordable housing because it helps them raise equity and debt financing. Under the LIHTC program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. To be eligible for federal LIHTCs, a property must either be newly constructed or substantially rehabilitated, and therefore, may be less likely to become functionally obsolete in the near term as compared to an older property. There are various requirements to be eligible for federal LIHTCs, including rent and tenant income restrictions, which vary by property. Our borrowers that are either non-profit entities or owned by non-profit entities typically have missions to provide affordable multifamily rental units to underserved populations in their market areas. The affordable housing properties securing 501(c)(3) bonds also must comply with the IRS safe harbors for tenant incomes and rents. The following table summarizes the amount of our MRB investments with LIHTC-associated borrowers and non-profit borrowers based on principal outstanding as of December 31, 2023:

Borrower Type	MRB Principal Outstanding	Percentage of all MRB Investments
LIHTC-associated borrowers	$407,928,063	46%
Non-profit borrowers	439,631,263	50%
Non-LIHTC private activity bonds	37,105,000	4%
Totals	$884,664,326	100%

We may also invest in taxable MRBs secured by the same properties as our MRBs. Interest earned on our taxable MRBs is taxable for federal income tax purposes. Our taxable MRBs may share senior mortgage interest in the property with the MRBs or may be subordinate to the MRBs. We owned 14 taxable MRBs with outstanding principal of $23.2 million as of December 31, 2023.

Governmental Issuer Loans (“GILs”)

We invest in governmental issuer loans ("GILs") that are issued by state or local governmental authorities to finance the construction and/or rehabilitation of affordable multifamily properties. A GIL does not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GIL. Each GIL is secured by a mortgage on all real and personal property of the to-be-constructed affordable multifamily property. The GILs may share first mortgage lien positions with property loans and/or taxable GILs also owned by us. Sources of the funds to pay principal and interest on a GIL consist of the net cash flow of the secured property, proceeds from the sale or refinancing of the secured property, and limited-to-full payment guaranties provided by the borrower or its affiliates. We typically commit to fund our GIL investment commitments on a draw-down basis during construction.

We expect and believe the interest earned on our GILs is excludable from gross income for federal income tax purposes. The GILs are senior obligations of the secured properties and bear interest at variable or fixed interest rates. The GILs have initial terms of two to four years, though the borrower typically may prepay all amounts due at any time without penalty. At the closing of each GIL, Freddie Mac, through a servicer, forward commits to purchase the GIL at maturity at par if and when the property has reached stabilization and other conditions are met. Upon stabilization, the servicer will purchase our GIL at par and then immediately sell the GIL to Freddie Mac pursuant to a financing commitment between the servicer and Freddie Mac. As of December 31, 2023, the servicer for eight of our GILs is an affiliate of Greystone.

Our GILs are held in trusts created in connection with debt financing transactions that are consolidated VIEs. The following table summarizes our GIL investments as of December 31, 2023:

	Total GILs	Total Properties	Total Units	Total States	Aggregate Outstanding Principal	Outstanding Funding Commitments
GIL investments	10	9	1,627	5	$222,947,300	$51,120,535

Our GILs have been issued under Section 142(d) of the Internal Revenue Code (“IRC”) and are subject to the same set aside and tenant income restrictions noted in the “Mortgage Revenue Bonds” description above. The borrowers associated with our GILs are syndicated partnerships formed to receive allocations of LIHTCs.

We may also invest in taxable GILs secured by the same properties as our GILs. Interest earned on our taxable GILs is taxable for federal income tax purposes. Our taxable GILs share a senior mortgage interest in the property with the GILs. We owned four taxable GILs with outstanding principal of $13.6 million as of December 31, 2023.

Property Loans

We also invest in property loans to finance the construction, finance capital improvements, or otherwise support property operations of multifamily residential properties. Multifamily residential properties financed with property loans may or may not be properties securing our MRB and GIL investments. Such property loans may be secured by property, other collateral, or may be unsecured. As of December 31, 2023, we owned seven property loans related to our GIL investment properties, three property loans related to our MRB investments, and two property loans to other borrowers.

JV Equity Investments

We invest in non-controlling membership interests in unconsolidated entities for the construction of market-rate multifamily and seniors real estate properties. Our JV Equity Investments are passive in nature. Operational oversight of each property is controlled by our joint venture partner according to the entity’s operating agreement. The properties are predominately managed by a property management company affiliated with our joint venture partner. Decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends.

We account for our JV Equity Investments using the equity method and recognize a preferred return on our contributed equity during the hold period. Our preferred returns are paid from distributable cash flow before any distributions are made to our joint venture partner. The accrued preferred return for our JV Equity Investments held through our wholly owned subsidiary, ATAX Vantage Holdings, LLC (the “Vantage JV Equity Investments”), is guaranteed by an unrelated third party through the fifth anniversary of construction commencement up to a certain dollar amount on an individual project basis.

Our ownership of the membership interests entitles us to shares of certain cash flows generated by the JV Equity Investments from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale. Upon the sale of a property, net proceeds will be distributed according to the entity's operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized as income upon receipt. Historically, the majority of our income from our JV Equity Investments has been recognized at the time of sale. As a result, we may experience significant income recognition for these investments in those quarters when a property is sold and our equity investment is redeemed.

As of December 31, 2023, we owned membership interests in 12 unconsolidated entities located in four states in the United States. Eight of the 12 JV Equity Investments are located in Texas. In addition, one JV Equity Investment in San Marcos, Texas is reported as a consolidated VIE.

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

In December 2023, we sold the Suites on Paseo MF Property to an unaffiliated buyer. We have no MF Property investments as of December 31, 2023.

General Investment Matters

Our investments are categorized as either Mortgage Investments, Tax Exempt Investments or Other Investments as defined in our Partnership Agreement. Mortgage Investments, as defined, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans to borrowers associated with our MRBs and GILs. Tax Exempt Investments, as defined, are securities other than Mortgage Investments, for which the related interest income is exempt from federal income taxation and must be rated in one of the four highest rating categories by a nationally recognized statistical rating organization. Other Investments, as defined, are generally all other investments that are not Mortgage Investments or Tax Exempt Investments. We may acquire additional Tax Exempt Investments and Other Investments provided that the acquisition may not cause the aggregate book value of all Tax Exempt Investments plus Other Investments to exceed 25% of our total assets at the time of acquisition. We own no Tax Exempt Investments as of December 31, 2023. Our Other Investments primarily consist of real estate assets, JV Equity Investments and certain property loans.

We rely on an exemption from registration under the Investment Company Act of 1940, which has certain restrictions on the types and amounts of securities owned by the Partnership. See the “Regulatory Matters” section included within this Item 1 below for further information.

Business Objectives and Strategy

Investment Strategy

Our primary business objective is to manage our portfolio of investments to achieve the following:

•
Generate attractive, risk-adjusted total returns for our Unitholders;
•
Create streams of recurring income to support regular distributions to Unitholders;
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

The Partnership believes there continues to be significant unmet demand for affordable multifamily and seniors residential housing in the United States. Government programs that provide direct rental support to residents have not kept up with demand. Therefore, investment programs that promote private sector development and support for affordable housing through MRBs, GILs, tax credits and grant funding to developers, have become more prominent. The types of MRBs and GILs in which we invest offer developers of affordable multifamily housing a low-cost source of construction and/or permanent debt financing. We plan to continue investing in additional MRBs and GILs issued to finance affordable multifamily and seniors residential rental housing properties.

We continue to evaluate opportunities for MRB investments to fund seniors housing properties and/or skilled nursing properties issued as private activity or 501(c)(3) bonds similar in legal structure to those issued for traditional affordable multifamily housing properties. We will continue to leverage the expertise of Greystone and its affiliates and other reputable third parties in evaluating independent living, assisted living, memory care and skilled nursing properties prior to our MRB acquisitions. To date, we acquired an MRB secured by a to-be-constructed seniors housing property in Michigan, and an MRB secured by an operating skilled nursing facility in New Jersey.

We continually assess opportunities to expand and/or reposition our existing portfolio of MRBs, GILs and other investments. Our principal objective is to improve the quality and performance of our portfolio of MRBs, GILs and other investments with the intent to ultimately increase the amount of cash available for distribution to our Unitholders. In certain circumstances, we may allow the borrowers of our MRBs to redeem the MRBs prior to the final maturity date. Such MRB redemptions will usually require a sale or refinancing of the underlying property. We may also elect to sell MRBs that have experienced significant appreciation in value. In other cases, we may elect to sell MRBs on properties that are in stagnant or declining real estate markets. The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives. We anticipate holding our GILs until maturity as the terms are typically for two to four years and have defined forward purchase commitments from Freddie Mac.

We also continue to make additional strategic JV Equity Investments for the development of market-rate multifamily and seniors residential properties, through noncontrolling membership interests. We currently have investments with four joint venture partners, of which two were new in 2023. In February 2023, we closed our first investment for the development of a market-rate seniors residential property located in Minden, Nevada. We believe the diversity of joint venture sponsors, geographic markets, and property types reduces risks from concentration while also providing attractive risk-adjusted returns for our Unitholders.

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
Our secured line of credit facilities;
•
Tax-Exempt Bond Securitization (“TEBS”) programs with Freddie Mac;
•
Tender Option Bond (“TOB”) and term TOB trust securitizations with Mizuho Capital Markets (“Mizuho”), Barclays Bank PLC (“Barclays”), and Morgan Stanley; and
•
A TEBS residual securitization (the “TEBS Residual Financing”) through a governmental issuer.

We may utilize other types of secured or unsecured borrowings in the future, including more complex financing structures and diversification of our leverage sources and counterparties.

We refer to our TEBS, TOB trust, term TOB trust, and TEBS Residual Financing securitizations as our debt financings. These debt financing securitizations are accounted for as consolidated VIEs for reporting purposes. These arrangements are structured such that we transfer our investment assets to an entity, such as a trust or special purpose entity, which then issues senior securities and residual interests. The senior securities are sold to third-party investors in exchange for debt proceeds. We retain the residual interests which entitle us to certain rights to the investment assets and to residual cash proceeds. We generally structure our debt financings such that principal, interest, and any trust expenses are payable from the cash flows of the secured investment assets, and we are generally entitled to all residual cash flows for our general use. As the residual interest holder, we may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity support for the senior securities. If such an event occurs in an individual VIE, we may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the secured investment asset(s) will be sold and we will be required to fund any shortfall in funds available to pay the principal amount of the senior securities after payment of accrued interest and other trust expenses. If we do not fund the shortfall, default and liquidation provisions will be invoked against us. The TEBS financings and TEBS Residual Financing are non-recourse to the Partnership such that our shortfall funding for each financing is limited to the stated amount of our residual interests. The TOB trust and term TOB trust financings are recourse obligations of the Partnership.

The TOB trusts with Mizuho and Barclays are subject to ISDA master agreements with each counterparty that contain certain covenants and requirements. When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement based on the market value of the investment asset(s) at the time of initial closing. The counterparties require that our residual interests in each TOB trust maintain a certain value in relation to total asset(s) in each TOB trust. In addition, we are required to post collateral, typically cash, if the net aggregate valuation of our residual interests and derivative hedging positions with each counterparty fall below certain thresholds.

The Mizuho and Barclays ISDA master agreements contain covenants that require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the BUCs remain listed on a national securities exchange. The ISDA master agreement with Barclays also requires that the Partnership’s Leverage Ratio (as defined by the Partnership below) remain below a certain threshold. In addition, both the Mizuho and Barclays ISDA master agreements have cross-default previsions whereby default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the ISDA master agreements. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered.

The willingness of leverage providers to extend financing is dependent on various factors such as their underwriting standards, regulatory requirements, available lending capacity, and existing credit exposure to the Partnership. An inability to access debt financing at an acceptable cost may result in adverse effects on our financial condition and results of operations. There can be no assurance that we will be able to finance additional acquisitions of MRBs, GILs and other investments through additional debt financing.

We set target constraints for each type of debt financing utilized. Those constraints are dependent upon several factors, including the characteristics of the investment assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral posting requirements, and the liquidity and marketability of the financed assets. The Board of Managers of Greystone Manager has established an overall maximum leverage level (the “Leverage Ratio”) of 80% and retains the right to change the Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost (adjusted for paydowns) for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2023, our overall Leverage Ratio was approximately 72%.

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

We leverage certain fixed-rate investment assets with variable-rate debt financings, such as the TOB trusts and one TEBS financing. When deemed appropriate, we will enter into derivative based hedging transactions in connection with our risk management activities for these assets to hedge against rising interest rates, which may include interest rate caps, interest rate swaps, total return swaps, swaptions, futures, options or other available hedging instruments. As of December 31, 2023, we had interest rate swap positions with notional amounts totaling $333.3 million and one interest rate cap with a notional amount of $73.4 million.

Preferred Units and BUCs Issuances

In addition to leverage, we may obtain additional capital through the issuance of Series A-1 Preferred Units, Series B Preferred Units or other Partnership securities which may be issued in, among other things, one or more additional series of preferred units, and/or BUCs.

We filed a registration statement on Form S-3 for the registration of up to 3,500,000 of Series A-1 Preferred Units, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 9, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-3, which was declared effective by the Commission on April 13, 2022. The Series A-1 Preferred Units are subject to optional redemption by the holder upon the sixth anniversary of the closing of the sale of Series A-1 Preferred Units and the holders are entitled to distributions at a fixed rate of 3.0% per annum. The Partnership is able to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. As of December 31, 2023, we have issued $18 million of Series A-1 Preferred Units under the registration statement on Form S-3.

In addition, we filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 9, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-3, which was declared effective by the Commission on June 15, 2023. The Series B Preferred Units are subject to optional redemption by the holder upon the sixth anniversary of the closing of the sale of Series B Preferred Units and the holders are entitled to distributions at a fixed rate of 5.75% per annum. The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. As of December 31, 2023, we had not yet issued any Series B Preferred Units. However, in February 2024, we issued $5.0 million of Series B Preferred Units to a new investor under the registration statement on Form S-3. In addition, in January 2024, we issued $17.5 million of Series B Preferred Units pursuant to an exchange transaction described below. As of the date of this report, we had 2,250,000 Series B Preferred Units issued and outstanding.

We have previously issued Series A Preferred Units totaling $94.5 million, of which $27.5 million are outstanding as of December 31, 2023. The Series A Preferred Units are subject to optional redemption by the holder upon the sixth anniversary of the closing of the sale of Series A Preferred Units and the holders are entitled to distributions at a fixed rate of 3.0% per annum. In October 2023, the holder of 1,000,000 of Series A Preferred Units provided notice of its intent to redeem its investment in March 2024. We previously filed a registration statement on Form S-4 to register the offering and issuance of up to 9,450,000 of Series A-1 Preferred Units under a shelf registration process that was declared effective by the SEC on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. A total of 3,700,000 Series A Preferred Units were exchanged for Series A-1 Preferred Units prior to expiration of the offering in July 2023.

In October 2023, we filed a registration statement on Form S-4 to register the offering and issuance of up to 1,750,000 of Series B Preferred Units under a shelf registration process that was declared effective by the SEC on November 8, 2023. Under this offering, the Partnership may issue up to 1,750,000 Series B Preferred Units in exchange for our outstanding Series A Preferred Units. Series B Preferred Units issued in exchange for Series A Preferred Units will not be eligible for redemption until the sixth anniversary of the date of the exchange, except in certain limited circumstances. During January 2024, one Series A Preferred Unit holder elected to exchange 1,750,000 existing Series A Preferred Units for 1,750,000 newly issued Series B Preferred Units.

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

In July 2021, we entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of December 31, 2023, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

Reportable Segments

As of December 31, 2023, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments, and (4) MF Properties. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Competition

We compete with private investors, lending institutions, trust funds, investment partnerships, Freddie Mac, Fannie Mae and other entities with objectives similar to ours for the acquisition of MRBs, GILs and other investments. These competitors often have greater access to capital and can acquire investments with interest rates and terms that do not meet our return requirements. This competition may reduce the availability of investments for acquisition by us and may reduce the interest rate that issuers are willing to pay on our future investments.

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

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activities of the Partnership for the years ended December 31, 2023 and 2022:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended December 31, 2023
Mortgage revenue bond acquisition and advances	4	$21,575	N/A	N/A	6
Mortgage revenue bond paydown	1	2,072	$1,765	N/A	6
Governmental issuer loan acquisition and advances	4	7,000	N/A	N/A	7
Governmental issuer loan redemption	1	40,000	36,000	N/A	7
Property loan acquisitions and advances	5	18,252	N/A	N/A	8
Property loan redemption	1	13,387	12,030	N/A	8
Investments in unconsolidated entities	6	16,104	N/A	N/A	9
MF property sold	1	40,736	25,000	-	10
Taxable mortgage revenue bond advance	1	3,000	N/A	N/A	12

For the Three Months Ended September 30, 2023
Mortgage revenue bond advances	3	$7,665	N/A	N/A	6
Mortgage revenue bond paydown	1	7,590	$9,980	N/A	6
Governmental issuer loan acquisition and advances	5	22,573	N/A	N/A	7
Governmental issuer loan redemptions	3	70,636	61,459	N/A	7
Property loan advances	2	11,950	N/A	N/A	8
Property loan redemption and paydowns	3	39,921	35,655	N/A	8
Investments in unconsolidated entities	4	10,194	N/A	N/A	9
Taxable mortgage revenue bond advance	1	4,000	N/A	N/A	12
Taxable mortgage revenue bond redemption	1	7,000	5,770	N/A	12

For the Three Months Ended June 30, 2023
Mortgage revenue bond acquisitions and advance	6	$51,150	N/A	N/A	6
Governmental issuer loan advances	4	20,402	N/A	N/A	7
Governmental issuer loan redemption	1	34,000	$30,600	N/A	7
Property loan advances	3	9,608	N/A	N/A	8
Property loan redemption and paydowns	3	29,990	26,005	N/A	8
Investments in unconsolidated entities	2	3,744	N/A	N/A	9
Return of investment in unconsolidated entities upon sale	1	9,025	N/A	$813	9
Taxable mortgage revenue bond acquisitions and advance	3	4,500	N/A	N/A	12
Taxable governmental issuer loan advance	1	2,573	N/A	N/A	12

For the Three Months Ended March 31, 2023
Mortgage revenue bond advances	6	$60,547	N/A	N/A	6
Mortgage revenue bond redemptions	3	11,856	$7,579	$(1,428)	6
Governmental issuer loan advances	4	17,377	N/A	N/A	7
Property loan advances	4	7,581	N/A	N/A	8
Property loan redemption and paydowns	3	18,316	15,700	N/A	8
Investments in unconsolidated entities	2	5,698	N/A	N/A	9
Return of investment in unconsolidated entities upon sale	2	12,283	N/A	3,843	9
Taxable mortgage revenue bond advances	2	1,805	N/A	N/A	12
Taxable governmental issuer loan advance	1	3,000	N/A	N/A	12

For the Three Months Ended December 31, 2022
Mortgage revenue bond advances	8	$91,040	N/A	N/A	6
Mortgage revenue bond redemptions	2	6,029	N/A	N/A	6
Governmental issuer loan advances	6	18,955	N/A	N/A	7
Property loan advances	4	46,439	N/A	N/A	8
Investments in unconsolidated entities	2	10,912	N/A	N/A	9
MF property sold	1	29,033	$24,229	N/A	10
Taxable mortgage revenue bond advances	3	2,980	N/A	N/A	12
Taxable governmental issuer loan advance	1	4,000	N/A	N/A	12

For the Three Months Ended September 30, 2022
Mortgage revenue bond advance	1	$1,623	N/A	N/A	6
Mortgage revenue bond redemption and paydown	2	11,577	$10,420	N/A	6
Governmental issuer loan advances	7	39,820	N/A	N/A	7
Property loan advances	6	22,742	N/A	N/A	8
Property loan redemptions	3	27,081	N/A	N/A	8
Investments in unconsolidated entities	2	2,524	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,400	N/A	N/A	9
Taxable mortgage revenue bond advance	1	2,300	N/A	N/A	12
Taxable governmental issuer loan advances	3	3,000	N/A	N/A	12

For the Three Months Ended June 30, 2022
Mortgage revenue bond advances	3	$20,307	N/A	N/A	6
Mortgage revenue bond redemption	1	7,100	$7,100	N/A	6
Governmental issuer loan advances	5	39,806	N/A	N/A	7
Property loan advances	7	23,527	N/A	N/A	8
Investments in unconsolidated entities	4	7,824	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	7,341	N/A	N/A	9
Taxable mortgage revenue bond advances	2	2,000	N/A	N/A	12

For the Three Months Ended March 31, 2022
Mortgage revenue bond advances	3	$69,365	N/A	N/A	6
Mortgage revenue bond redemptions	4	70,479	$45,109	N/A	6
Governmental issuer loan advances	6	16,882	N/A	N/A	7
Property loan advances	5	38,412	N/A	N/A	8
Property loan redemptions and principal paydowns	7	3,251	N/A	N/A	8
Investments in unconsolidated entities	5	12,777	N/A	N/A	9
Return of investment in unconsolidated entity upon sale	1	12,240	N/A	$3,242	9
Taxable mortgage revenue bond advances	2	6,325	N/A	N/A	12

(1)
See “Cash Available for Distribution” in Item 7 of this Report.

Recent Financing Activities

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the years ended December 31, 2023 and 2022, exclusive of retired debt amounts listed in the investment activities table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended December 31, 2023
Net borrowing on Acquisition LOC	4	$16,900	Yes	15
Proceeds from TOB trust financings	9	33,980	Yes	16
Proceeds from TEBS Residual Financing	1	61,500	Yes	16
Redemption of Secured Notes	1	102,318	Yes	16
Redemption of M24 TEBS financing	1	7,407	Yes	16
Return of restricted cash upon termination of total return swap	1	30,716	Yes	18
Interest rate swap executed	1	-	N/A	18
Redemption of Series A Preferred Units	1	10,000	N/A	20

For the Three Months Ended September 30, 2023
Net repayment on Acquisition LOC	3	$6,000	Yes	15
Net borrowing on General LOC	1	10,000	Yes	15
Proceeds from TOB trust financings	12	41,520	Yes	16
Proceeds from mortgage payable	1	25,000	Yes	17
Interest rate swaps executed	3	-	N/A	18
Redemption of Series A Preferred Units	1	20,000	N/A	20

For the Three Months Ended June 30, 2023
Net borrowing on Acquisition LOC	5	6,000	Yes	15
Net activity on General LOC	2	-	Yes	15
Proceeds from TOB trust financings	11	68,391	Yes	16
Interest rate swaps executed	3	-	N/A	18
Issuance of Series A-1 Preferred Units	1	10,000	N/A	20

For the Three Months Ended March 31, 2023
Net repayment on Acquisition LOC	6	$49,000	Yes	15
Proceeds from TOB trust financings	11	110,061	Yes	16
Interest rate swaps executed	3	-	N/A	18
Issuance of Series A-1 Preferred Units	1	8,000	N/A	20
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	7,000	N/A	20

For the Three Months Ended December 31, 2022
Net borrowing on Acquisition LOC	6	$24,558	Yes	15
Proceeds from TOB trust financings	12	97,672	Yes	16
Interest rate swaps executed	3	-	N/A	18
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	10,000	N/A	20

For the Three Months Ended September 30, 2022
Net repayment on Acquisition LOC	4	$8,512	Yes	15
Proceeds from TOB trust financings	5	45,145	Yes	16

For the Three Months Ended June 30, 2022
Net borrowing on Acquisition LOC	5	$9,255	Yes	15
Proceeds from TOB trust financings	8	62,920	Yes	16
Repayment of TOB Financings	2	5,079	Yes	16
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	20,000	N/A	20

For the Three Months Ended March 31, 2022
Net repayment on Acquisition LOC	1	$15,515	Yes	15
Proceeds from TOB trust financings	9	109,330	Yes	16
Unrestricted cash from total return swap	1	41,275	Yes	18
Interest rate swaps executed	2	-	N/A	18

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

AFCA 2 also earns mortgage and investment placement fees resulting from the identification and evaluation of additional investments that are acquired by the Partnership. Any fees related to the acquisition of our investment assets are paid by the property owner. The fees, if any, will be subject to negotiation between AFCA 2 and such property owners.

Human Capital Resources

As of December 31, 2023, the Partnership had no employees. Sixteen employees of Greystone Manager are responsible for the Partnership’s operations, inclusive of the Partnership’s chief executive officer and chief financial officer. Such employees are subject to the policies and compensation practices of Greystone.

Greystone has implemented evaluation and compensation policies designed to attract, retain, and motivate employees that provide services to the Partnership to achieve superior results. Such policies are designed to balance both short-term and long-term performance of the Partnership. Annual incentive compensation is based on defined performance metrics and certain employees earn discretionary bonuses based upon various quantitative and qualitative metrics. Employees providing services to the Partnership are eligible for awards under the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (the “Plan”), which is designed to provide incentive compensation awards that encourage superior performance. The Plan is also intended to attract and retain the services of individuals who are essential for the Partnership’s growth and profitability and to encourage those individuals to devote their best efforts to advancing the Partnership’s business. Greystone also supports employees with an annual confidential employee survey, an Employee Assistance Program and ethics hotline.

Greystone provides formal and informal training programs to enhance the skills of employees providing services to the Partnership and to instill Greystone’s corporate policies and practices. The Partnership also reimburses the cost of formal training for those programs that are directly related to the tasks and responsibilities of the employees who perform the operations of the Partnership.

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

We hold certain property loans and real estate through a wholly owned subsidiary that is a “C” corporation for income tax purposes. This subsidiary files separate federal and state income tax returns and is subject to federal and state income taxes.

We consolidate separate legal entities that record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships, and limited liability companies. We do not believe the consolidation of these entities for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact our tax status, amounts reported to Unitholders on IRS Schedule K-1, our ability to distribute income to Unitholders that we believe is tax-exempt, or the current level of quarterly distributions.

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
•
We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our net income and Cash Available for Distribution.
•
We are subject to risks related to inflation.
•
Our investment assets are generally illiquid and our valuation estimates are subject to inherent uncertainty.
•
The market value of our investment assets may be adversely impacted by increasing interest rates.
•
The receipt of contractual interest and principal payments on our debt investments will be affected by the economic results of the secured properties.
•
The rent restrictions and occupant income limitations imposed on properties securing our MRBs and GILs may limit the revenues of such properties.
•
There are risks related to the lease-up of newly constructed or renovated properties that may affect our debt investments secured by these properties.
•
The repayment of principal of our debt investments is principally dependent upon proceeds from the sale or refinancing of the secured properties.
•
We are subject to various risks associated with our debt investments secured by seniors housing and skilled nursing properties.
•
There are various risks associated with our JV Equity Investments including, but not limited to, risks normally associated with the ownership of such multifamily real estate, sales or refinancing, third-party property management, and variable interest costs.
•
There are risks related to the construction of properties underlying our investment assets.
•
Conditions in the low income housing tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRB and other investments, each of which may have a material adverse effect on our results of operations and our business.
•
There are various risks associated with our commitments to fund investments on a draw-down or forward basis.
•
If we acquire ownership of properties securing our investment assets through foreclosure or otherwise, we will be subject to all the risks normally associated with the ownership of such properties.
•
Properties related to our MRB investments and JV Equity Investments are geographically concentrated in certain states.
•
Our investments in certain asset classes may be concentrated with certain developers and related affiliates.
•
Recourse guaranties related to our GIL investments and property loans are concentrated in certain entities.
•
There is risk that a third-party developer that has provided guaranties of preferred returns on our Vantage JV Equity Investments may not perform.
•
Our reserves for credit losses are based on estimates and may prove inadequate, which could have a material adverse effect on our financial results.
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
•
Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral which may materially impact our financial condition and results of operations.

•
There are risks associated with debt financing programs that involve securitization of our investment assets.
o
Changes in interest rates can adversely affect the cost of the asset securitization financing.
o
Payments on our residual interests are subordinate to payments on the senior securities and to payment of all trust-related fees.
o
Termination of an asset securitization financing may occur under certain circumstances and could result in the liquidation of the securitized assets resulting in losses.
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
•
Sustained high levels of inflation may cause the real value of distributions on our BUCs and Preferred Units to decline.
•
Any future issuances of additional BUCs could cause the market value of all outstanding BUCs to decline.
•
Certain rights of our BUC holders are limited by and subordinate to the rights of the holders of our Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, and these rights may have a negative effect on the value of the BUCs.
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
•
Unitholders may incur tax liability if any of the interest on our MRB or GIL investments is determined to be taxable.
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

The Partnership is managed by its sole general partner, which is controlled by affiliates of Greystone. In addition, employees of Greystone Manager are responsible for the Partnership’s operations, including the Partnership’s chief executive officer and chief financial officer. The Partnership’s general partner manages our investments, performs administrative services for us and earns administrative fees that are paid by either the borrowers related to our investment assets or by us, subject to the terms of the Partnership Agreement. The general partner does not have a fiduciary duty or obligation to any limited partner or BUC holder. Various potential and actual conflicts of interest may arise from the activities of the Partnership and Greystone and its affiliates by virtue of the fact that the general partner is controlled by Greystone. The general partner may be removed by a vote of limited partners holding at least 66.7% of outstanding limited partnership interests, voting as a single class. Such removal shall be effective immediately following the admission of a successor general partner.

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

Downgrades by rating agencies of the U.S. government’s credit rating or concerns about its debt and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our investment portfolio and our ability to access the debt markets on favorable terms. Interest rates have risen in recent years, and the risk that they may continue to do so is pronounced. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the market value of our BUCs.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In particular, current military conflicts, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains may impact our counterparties with which we do business, and specifically our financing counterparties and financial institutions from which we obtain financing for the purchase of our investments, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Partnership’s returns, net income, and Cash Available for Distribution (“CAD”). We have no way to predict the duration or outcome of the situation, as the conflicts and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions may increase our funding costs or limit our access to the capital markets.

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

We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our net income and Cash Available for Distribution.

In 2022 and 2023, the U.S. Federal Reserve raised short term interest rates by a total of 5.25% and has suggested additional interest rate increases may be possible to combat price inflation. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rate increases and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a variable interest rate, our cost of funds would increase, which could reduce our net income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with variable interest rates, subject to specified minimum interest rates (such as a Secured Overnight Financing Rate (“SOFR”) floor, as applicable), while at the same time engaging in borrowings subject to variable interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such floor rates.

Further increases in interest rates may make it more costly for us to service the debt under our financing arrangements. Rising interest rates could also cause the developers of the projects we finance through MRBs, GILs, and property loans to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to delays in construction, leasing and stabilization of properties, and corresponding increased defaults. Properties securing our MRB, GIL and property loan investments that have variable interest rates may also experience higher construction costs that may exceed established capitalized interest reserves and other contingency reserves, potentially resulting in shortfalls in contractual debt service payments. Similarly, our JV Equity Investments have variable-rate construction loans and have established capitalized interest reserves during construction. Higher interest rates may result in higher than anticipated construction costs, which may require us to contribute additional equity and/or result in ultimately lower returns during the operating period and upon sale.

We finance the purchase of a significant portion of our investment assets. As a result, our net income and CAD will depend, in part, upon the difference between the rate at which we borrow funds and the yields on our investment assets. If debt financing is unavailable at acceptable rates, we may not be able to purchase and finance additional investments at an acceptable levered return. If we have previously financed the acquisition of an investment, we may be unable to refinance such debt at maturity or may be unable to refinance at acceptable terms. If we refinance our debt at higher rates of interest, our interest expense will increase and our cash flows from operations will be reduced. We can offer no assurance that continued significant changes in market interest rates would not have a material adverse effect on our net income and CAD. In periods of rising interest rates, our cost of funds may further increase, which could reduce our net income and CAD.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value or purchasing power of money. Inflation rates may change frequently and significantly due to various factors, including unexpected shifts in the domestic or global economy and changes in economic policies. The yields on our investments may not keep pace with inflation, which may result in losses to our Unitholders. This risk is greater for fixed-income investments with longer maturities such as our MRB investments.

Inflation could cause increases in our general and administrative costs resulting in a decrease in our operating cash flows. Inflation may also increase the operating expenses for multifamily properties securing our investment assets. Such cost increases may result in lower debt service coverage for properties related to our investments. Such cost increases may result in less distributable operating cash from our JV Equity Investments and may also result in lower property sales prices causing a reduction in distributions upon capital events. The majority of tenant leases related to multifamily investment assets are for terms of one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent such properties from increasing rental rates in amounts sufficient to offset higher operating costs. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of the area median income. Increases in area median income are not necessarily correlated to increases in property operating costs. A significant mismatch between area median income growth and property operating cost increases could negatively impact net operating cash flows available to pay debt service.

Inflation may cause increases in construction costs for properties under construction that secure our investments. Our borrowers typically enter into guaranteed maximum price contracts at closing to mitigate potential increases in construction costs. However, change orders and general cost increases could be impacted by inflation and cause cost overruns that negatively impact property performance. Inflation may cause increases to variable interest rates of our GILs and certain MRBs and property loans, increasing the cost of construction. Each property has established capitalized interest reserves as part of the construction financing structure, but such reserves may be insufficient if the interest rate is significantly higher than anticipated and may cause cost overruns, which could negatively impact the borrower’s ability to make contractual debt service payments.

Inflation typically is accompanied by higher interest rates, which could adversely impact borrowers’ ability to obtain financing on favorable terms, thereby causing a decrease in our number of investment opportunities. In addition, during any periods of rising inflation, interest rates on our variable rate debt financing arrangements would likely increase, which would tend to further reduce returns to Unitholders. Higher interest rates due to inflation may also depress investment asset values due to a decrease in demand or increasing cost of operations, such that we may record charges against earnings for asset impairments that may be material.

Our investment assets are generally illiquid and our valuation estimates are subject to inherent uncertainty.

Our investment assets are relatively illiquid that do not have active trading markets. There are no market makers, price quotations, or other indications of a developed secondary trading market for these investments. In addition, no rating has been issued on any of our investment assets. Accordingly, any buyer of these investment assets would need to perform its own due diligence prior to purchase. Our ability to sell investment assets and the price we receive upon sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time, investor capitalization rates, available credit, and other market conditions. The sale of an investment could result in a loss to the Partnership.

We estimate values of our investment assets in the preparation of our financial statements. While the determination of the fair value of our investment assets generally takes into consideration data from third-party pricing services or internally developed models using commonly accepted valuation techniques, the final determination of fair values involves our judgment, and such valuations may differ from those provided by other pricing services and actual sales price for such investments. Due to the illiquid nature of our investments, valuations may be difficult to obtain, may not be reliable, or may be sensitive to assumptions used in our valuation processes. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one market participant to another. Our results of operations, financial condition and business could be materially adversely affected if our fair value estimates are materially higher than what could actually be realized in the market.

The market value of our investment assets may be adversely impacted by increasing interest rates.

In general, the valuation of our investment assets with fixed interest rates is dependent on the relation of the stated interest rate to the market interest rate for similar assets. Increasing market interest rates will generally result in declining investment asset valuations, which may decrease the amount realized on the sale of our investments or the amount of debt financing that can be obtained from lenders, each resulting in lower net returns on our investment assets.

The receipt of contractual interest and principal payments on our debt investments will be affected by the economic results of the secured properties.

Our MRB investments require the borrower to make regular principal and interest payments during their contractual term. Although our MRB investments are issued by state or local governments, their agencies, and authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each MRB is backed by a non-recourse obligation of the owner of the secured property and the sole source of cash to make regular principal and interest on the MRB is the net cash flow generated by the operation of the secured property and the net proceeds from the ultimate sale or refinancing of the property (except in cases where a property owner or its affiliates has provided a limited guaranty of certain payments). This makes our MRB investments subject to risks usually associated with direct investments in such properties. Defaults may occur if a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations. Net cash flow and net sale proceeds from a property are applied only to debt service payments of the MRB secured by that property and are not available to satisfy debt service obligations on our other MRB investments. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of interest that we earn on our MRB investments, and whether or not we will receive the entire principal balance of the MRB investments as and when due, will depend to a large degree on the economic results of the secured properties.

We may extend property loans to properties experiencing difficulties meeting debt service requirements to avoid defaults on MRBs and protect the tax-exempt nature of MRB interest income. The property loans may be recourse or non-recourse obligations of the property owner and may not be secured by the related property. The primary source of principal and interest payments on these property loans is the net cash flow generated by these properties or the net proceeds from the sale or refinancing of these properties after payment of the related MRBs. The net cash flow from the operation of a property may be impacted by many factors as previously discussed. In addition, any payment of principal and interest is subordinate to payment of all principal and interest of the MRB secured by the property. As a result, there is a greater risk of default on a property loan than on the associated MRB. If a property is unable to pay current debt service obligations on its property loan, a default may occur. We may not be able to or do not expect to pursue foreclosure or other remedies against a property upon default of a property loan if the property is not in default on the MRB.

Our GIL investments and related property loans require regular interest payments during their contractual term. Although our GIL investments are issued by state or local governments, their agencies, and authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each GIL is a non-recourse obligation of the owner of the secured property. In addition, certain property loans are on parity with the related GIL investments and share a first mortgage lien position on all real and personal property. Contractual interest payments during the contractual term are initially paid using capitalized interest in the property’s development budget. Once capitalized interest has been exhausted for a property, interest is payable from net operating cash flows, which is dependent to a large degree on the property’s operating results.

The net cash flow from the operation of multifamily properties is affected by many factors, including but not limited to, the number of tenants, rental and fee rates, payroll costs, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other similar multifamily or student residential properties, mortgage rates for single-family housing, adverse developments or conditions resulting from or associated with climate change, and general and local economic conditions. In most of the markets in which the properties securing our investment assets are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants. Lower mortgage interest rates and federal tax deductions for interest and real estate taxes make single-family home ownership more accessible to persons who may otherwise rent apartments.

The rent restrictions and occupant income limitations imposed on properties securing our MRBs and GILs may limit the revenues of such properties.

Properties securing our MRB and GIL investments are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal rent subsidies are not generally available on these properties, tenant rents at LIHTC properties are limited to 30% of the related tenant income for the designated portion of the property’s units. The issuing state or local government, agency or authority may also impose additional rent restrictions as a condition to the allocation of LIHTCs and private activity bond volume cap. As a result, the income from these restricted rents in combination with rents on market rate units may not be sufficient to cover all operating costs of the property and debt service on our related investment assets.

There are risks related to the lease-up of newly constructed or renovated properties that may affect our debt investments secured by these properties.

We acquire MRBs, GILs and property loans to finance properties in various stages of construction or renovation. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk of default compared to investments secured by mortgages on properties that are stabilized or fully leased. Properties may not achieve expected occupancy or debt service coverage levels. While we may require owners and their affiliates to provide certain payment guaranties during the construction and lease-up phases, we may not be able to do so in all cases or such guaranties may not fully protect us in the event a property is not leased to an adequate level of rents or economic occupancy as anticipated. In addition, Freddie Mac, through a servicer, has forward committed to purchase our GIL investments at maturity at par if the property has reached stabilization and other conditions are met. If the lease-up of the related properties is either not completed on schedule or rent levels are less than anticipated, then proceeds from Freddie Mac may be less than anticipated or fail to meet the conditions for execution of the commitment which may negatively impact the redemption of our investment. In such instances, we will pursue enforcement of payment guaranties from owners and their affiliates.

The repayment of principal of our debt investments is principally dependent upon proceeds from the sale or refinancing of the secured properties.

The principal balance of most of our MRB investments does not fully amortize by the stated maturity dates such that there is a lump-sum “balloon” payment due at maturity. The ability of the property owners to repay the MRBs with balloon payments is dependent upon their ability to sell the properties securing our MRBs or obtain adequate refinancing proceeds. The MRBs are not personal obligations of the property owners, and we rely solely on the value of the properties securing these MRBs for collection. Accordingly, if an MRB goes into default, our only recourse is to foreclose on the underlying property. If the value of the underlying property securing the MRB is less than the outstanding principal balance plus accrued interest on the MRB, we will incur a loss.

Our GIL investments and related property loans require only interest payments during their contractual term, so all principal is due at the end of the contractual term. The GILs are primarily repaid through a conversion to permanent financing pursuant to a forward commitment from Freddie Mac, through a Freddie Mac-approved seller/servicer. Freddie Mac will purchase each of our GILs once certain conditions are met, at a price equal to the outstanding principal plus accrued interest and convert the GIL into a Freddie Mac Tax Exempt Loan (“TEL”) financing. The execution of Freddie Mac’s forward commitments is dependent on completion of construction and various other conditions that each property must meet. If such conditions are not met, then Freddie Mac is not required to purchase the GIL and we will pursue collection via other means. Alternatively, Freddie Mac may purchase the GIL in an amount lower than par, which would then require the borrower to use additional sources to repay the principal on our GIL investment. The property loans related to our GILs are primarily to be repaid from future equity contributions by investors and other forward financing commitments provided by various parties. If Freddie Mac is not required to purchase the GIL and payment of the property loans from available sources is not made, the GIL and property loan will default and our recourse is to foreclose on the underlying property. We will also enforce our available recourse guaranty provisions against affiliates of the borrower. If the value of the property is less than the outstanding principal balance plus accrued interest on the GIL and related property loan, and we are unable to recoup any shortfall through enforcement of guaranties against affiliates of the borrower, then we will incur a loss. If there is a default, we are entitled to the borrower's original allocation of LIHTCs, which we can monetize through sales to third party investors. The value of LIHTCs is dependent on market demand and the underlying property’s ability to cover debt service during the permanent financing phase, which is uncertain.

We are subject to various risks associated with our debt investments secured by seniors housing and skilled nursing properties.

We have acquired MRB investments and property loans secured by seniors housing and skilled nursing properties. By their nature, such properties have different operational and financial risks than traditional affordable multifamily properties that may negatively impact a property’s ability to pay contractual debt service on our MRB or property loan investment. Such differences will also impact the availability and cost of debt financing associated with such investments.

The net cash flow from the operation of a seniors housing property is affected by many factors, including but not limited to, the number of tenants, rental rates, service revenues, payroll costs, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other seniors housing properties, the availability of alternative housing options such as single-family housing, adverse developments or conditions resulting from or associated with climate change, and general and local economic conditions. In most of the markets in which the properties securing our investment assets are located, there is significant competition from other multifamily and single-family housing that is either owned or leased by potential tenants.

The net cash flow from the operation of a skilled nursing property is affected by many factors, including but not limited to, the number of patient care days, patient acuity mix, patient payor mix and insurance reimbursement rates, availability and cost of nurses and staff, costs of care, general operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from similar properties, adverse developments or conditions resulting from or associated with climate change, and general and local economic conditions. Many such properties are reliant on relationships with physician and hospital networks for patient referrals and support, a lack of which could negatively impact operating results.

There are various risks associated with our JV Equity Investments including, but not limited to, risks normally associated with the ownership of such multifamily real estate, sales or refinancing, third-party property management, and variable interest costs.

Our JV Equity Investments represent equity investments in entities created to develop, construct and operate market-rate multifamily and seniors housing rental properties. We are entitled to certain distributions under the terms of the property-specific governing documents based on the availability of cash to pay such distributions. The only sources of cash flows for such distributions are either the net cash flows from the operation of the property, the cash proceeds from a sale of the property, or proceeds from permanent financing in the form of an MRB, a commercial loan or other structures. The net cash flow from property operations for multifamily or seniors housing properties are subject to the same risks of ownership as previously discussed in this Item 1A. Sale proceeds are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by, including but not limited to, the operating results of the property, market cap rates, local market conditions and competition, and interest rates on mortgage financing. Recent increases in market interest rates and increases in market cap rates have and may continue to put downward pressure on property sales prices. If there are no net cash flows from operations or insufficient proceeds from a sale or a refinancing event, we are unlikely to receive distributions from our investments and we may be unable to recover our investments in these entities.

Our JV Equity Investments are passive in nature with operational oversight of each property controlled by our respective joint venture partner, as managing member, according to the entity’s operating agreement. We have the ability to remove the managing member under certain circumstances under the operating agreements. The properties are predominately managed by a property management company affiliated with our joint venture partner. Decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends, so we have limited influence on the operating policies and procedures for the JV Equity Investments. If we choose to remove the managing member, then we will become the economic owner of the property and will consolidate the property in our consolidated financial statements, which will impact our reported results of operations.

The construction of the properties underlying our JV Equity Investments is dependent on obtaining construction loans from financial institutions that finance approximately 55% to 75% of the total cost of development with terms ranging from three to five years. Such construction loans typically bear interest at variable rates indexed to SOFR and are subject to interest rate risk. The development budget for each property includes a capitalized interest component, which may be insufficient if interest rates increase beyond expectations. In such instances, we may contribute additional equity to the property to cover any capitalized interest shortfalls, which may negatively impact our return on investment.

Each construction loan is subject to certain positive and negative covenants that, if not met, could result in a default on the construction loan. In the event of default, we may, either individually or collectively, contribute additional equity to cure a default on behalf of the borrower, remove the managing member, or arrange for alternative financing that may be at less economical rates. In all cases, our return on investment will likely be lower than if a default had not occurred.

There are risks related to the construction of properties underlying our investment assets.

Our various investments are related to new construction or acquisition/rehabilitation of affordable multifamily properties, seniors housing properties, skilled nursing facilities, and market-rate multifamily rental properties. Construction of such properties generally takes 18 to 36 months to complete. There is a risk that construction of the properties may be substantially delayed or never completed for many reasons including, but not limited to, (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) availability of construction materials and appliances; (iv) inability to obtain governmental approvals; (v) labor disputes; and (vi) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may mitigate some of these risks by obtaining construction completion guaranties from developers or other parties and/or payment and performance bonds from contractors, we may not be able to do so in all cases, or such guaranties or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.

If a property is not completed on time or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on our debt investments or otherwise result in a default. In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our investments, resulting in losses. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or a property loan. Our returns on these additional investments would be taxable to our

Unitholders. Also, if we foreclose on a property, we will no longer receive interest on the debt investments secured by the property. The overall return to us from our investment in this circumstance is likely to be less than if the construction had been completed on time and within budget.

As it relates to our JV Equity Investments, if a property is not completed or costs more to complete than anticipated, it may cause us to receive a lower distribution than expected. Furthermore, we may be prevented from receiving a return on our investments or recovering our initial investment, which would adversely affect our results of operations.

Conditions in the low income housing tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRB and other investments, each of which may have a material adverse effect on our results of operations and our business.

Many of our debt investments are associated with syndicated partnerships formed to receive allocations of LIHTCs. Conditions in the low income housing tax credit market due to changes in the U.S. corporate tax rates have previously had, and may in the future have, an adverse impact on our cost of borrowings and may also restrict our ability to make additional investments. These conditions, as well as the cost and availability of financing has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the low income housing tax credit markets has led many lenders and institutional investors to reduce, and in some cases cease providing, funding to borrowers and our access to debt financing may be adversely affected. Changes in the U.S. tax rates, and the resulting impacts to the low income housing tax credit market, may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire new investments and may impair our access to capital markets to meet our liquidity and growth strategies which may have an adverse effect on our financial condition and results of operations.

There are various risks associated with our commitments to fund investments on a draw-down or forward basis.

We have committed to advance funds for various investments on a draw-down basis during construction. We may also forward commit to purchase MRBs at a future date, contingent upon stabilization of an affordable multifamily rental property. Our gross outstanding investment commitments were approximately $366.4 million as of December 31, 2023. We believe our liquidity sources and debt financing arrangements are sufficient to fund our current investment commitments over time. However, if circumstances change such that our traditional liquidity sources and debt financing arrangements are insufficient, we may need to obtain funds from other sources, including, but not limited to, alternative financing arrangements, sales of assets, or raise additional capital. This could negatively impact our results of operations through higher costs or lower investment returns. We cannot assure you that we will have access to adequate equity or debt capital on favorable terms (including, without limitation, cost, advance rates, and term) at the desired times, or at all, which may cause us to curtail our new investment activities and/or dispose of assets, which could materially adversely affect our operating cash flows and results of operations.

If we acquire ownership of properties securing our investment assets through foreclosure or otherwise, we will be subject to all the risks normally associated with the ownership of such properties.

We may acquire ownership of multifamily, seniors housing or skilled nursing properties securing our debt investments in the event of a default, which will subject us to all the risks normally associated with the ownership and operation of such properties. Such risks include, but are not limited to, declines in property values, occupancy and rental rates, increases in operating expenses, and the ability to finance or refinance related debt, if needed. We may also be subject to government regulations, natural disasters, and environmental issues, any of which could have an adverse effect on our financial results, cash flows and our ability to sell the properties.

Properties related to our MRB investments and JV Equity Investments are geographically concentrated in certain states.

The properties securing our MRB investments are geographically dispersed throughout the United States, with significant concentrations in Texas, California, and South Carolina. Such concentrations expose us to potentially negative effects of local or regional economic downturns, which could prevent us from collecting principal and interest on our investments.

Eight of our 12 JV Equity Investments as of December 31, 2023 are related to market-rate multifamily properties in Texas. In addition, one JV Equity Investment for a property in Texas is reported as a consolidated VIE as of December 31, 2023. Such concentration exposes us to potentially negative effects of local or regional economic downturns, which could prevent us from realizing returns on our investments and recovery of our investment capital.

Our investments in certain asset classes may be concentrated with certain developers and related affiliates.

We typically source our investment assets through our relationships with multifamily property developers. There are concentrations with certain developers with our MRB, GIL, property loan, and JV Equity Investment asset classes. The developers and their affiliates manage the construction and operations of the underlying properties. Though our investment assets are not cross collateralized with each other, management or other issues with an individual developer or its affiliates may impact multiple investment assets associated with the developer, resulting in potential lower debt service coverage, and investment or asset impairments.

Recourse guaranties related to our GIL investments and property loans are concentrated in certain entities.

Two entities, which are affiliates of one of our developer relationships, have provided limited-to-full payment guaranties of the principal and interest for five of our GIL investments and six property loans. The guarantor affiliates are required to meet certain net worth and liquidity covenants during the term of the guaranties. However, significant defaults resulting in enforcement of guaranties against the two entities will negatively impact our ability to enforce our guaranties in the event of multiple defaults on our GIL and property loan investments.

There is risk that a third-party developer that has provided guaranties of preferred returns on our Vantage JV Equity Investments may not perform.

A third-party guarantor has provided a guaranty of preferred returns on each of our Vantage JV Equity Investments through the fifth anniversary of construction commencement, up to a maximum amount for each investment. If the underlying market-rate multifamily rental properties do not generate sufficient cash proceeds, either through net cash flows from operations or upon a sale event or refinancing, then we can enforce the guaranty against the guarantor. If the guarantor is unable to perform on the guaranty, we may be prevented from realizing the returns earned on our Vantage JV Equity Investments during the guaranty period, which will result in the recognition of losses.

Our reserves for credit losses are based on estimates and may prove inadequate, which could have a material adverse effect on our financial results.

We periodically review our investments for impairment based on currently effective GAAP accounting guidance. The recognition of other-than-temporary impairment, provisions for credit losses, provisions for loan loss are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s consolidated financial statements. Realized impairments and losses may differ from our current estimates and could negatively impact the Partnership’s financial condition, cash flows, and reported earnings and could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, or markets in which our borrowers or their properties are located.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (collectively with related ASUs, the “CECL Standard”) and was adopted by Partnership on January 1, 2023. The CECL standard replaced the incurred loss impairment methodology with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We determined that our GIL investments, taxable GIL investments, property loans, receivables reported within other assets, financial guaranties, financial commitments, and interest receivable related to such assets, will be within the scope of the CECL Standard. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs from the prior incurred loss impairment methodology, which delays recognition until it is probable a loss has been incurred. Accordingly, the CECL Standard materially affects how we determine our allowance for credit losses and resulted in an increase in our allowance. Moreover, the CECL model has resulted in more volatility in the level of our allowance and provision for credit losses. If we are required to materially increase our level of allowance for credit losses, such increase may affect our results of operations, financial condition, and business. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies.

Properties related to our investment assets may not be completely insured against damages from natural disasters.

If a property underlying an investment asset was to be damaged by a natural disaster, such as a hurricane, earthquake, major storm or wildfire, the amount of uninsured losses could be significant, and the property owner may not have the resources to fully rebuild the property. In addition, the damage to a property may result in all or a portion of the rental units not being rentable for a period of time. If a property owner does not carry rental interruption insurance, the loss of rental income would reduce the cash flow available to pay principal and interest on MRBs, GILs and property loans secured by these properties. In addition, the property owner could also lose their LIHTCs if the property was not repaired. A loss of rental income would also reduce the cash available for our JV Equity Investments to pay us distributions.

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

Our MRB investments may have optional call dates that can be exercised by either the borrower or the Partnership that are earlier than the contractual maturity at either par or premiums to par. In addition, our GIL investments and most property loans are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment assets or for other reasons. During periods of low prevailing interest rates, the interest rates we earn on new interest-bearing assets we acquire may be lower than the interest rates on our existing portfolio of interest-bearing assets. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new investment assets. New investment opportunities may not generate the same leveraged returns as our current investment assets such that our reported operating results may decline over time. We typically source our MRB and GIL investment opportunities through our relationships with multifamily property developers. Though we have a variety of property developer relationships, we cannot assure that such developers will continue to generate additional investment opportunities or that we will be awarded future investment opportunities due to various factors, including but not limited to, investment terms offered by our competitors.

Similarly, we are subject to reinvestment risk on the return of capital from redemption of our JV Equity Investments. Our initial equity contributions are returned upon sale of the underlying properties, at which time we will reinvest the capital into new JV Equity Investment or other investments. New investment opportunities may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, rising interest rates and increasing construction costs. Lower returns on new investment opportunities will result in declining operating results over time. The majority of our JV Equity Investments to date have been sourced through the Vantage developer group. During 2022 and 2023, we closed JV Equity Investments with three other developer groups. Though we have increased the number of development relationships, we cannot ensure that we will be presented with additional investment opportunities from these development groups in the future, which could negatively impact our ability to redeploy capital or achieve continuing investment returns. We continually evaluate opportunities with other developer groups, but we cannot ensure that such opportunities will materialize or, if identified, result in returns similar to our past JV Equity Investments.

Adverse developments affecting the banking industry, such as actual events or concerns regarding bank failures, liquidity, defaults, or non-performance by financial institutions, could adversely affect our current and projected business operations and our financial condition and results of operations.

Events occurring in 2023 involving bank failures, reduced or limited liquidity within the banking industry, defaults, non-performance, and other adverse developments affecting financial institutions or other companies within the financial services industry generally, or concerns or rumors regarding any of these types of events, led to market-wide disruptions and dislocations, and may in the future lead to further liquidity constraints affecting the banking industry. In particular, during 2023, Silicon Valley Bank, Signature Bank, and First Republic Bank were taken over by the FDIC as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, Signature Bank or First Republic Bank, and we did not have any borrowing relationships with these banks, investor concerns regarding the U.S. or international banking industries could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity sources could, among other risks, adversely impact our ability to meet our operating expenses, contractual funding commitments, and other financial obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have a material adverse impact on our liquidity and our current and/or projected business operations, financial condition, and results of operations.

Risks Related to Debt Financings and Derivative Instruments

Our investment strategy involves significant leverage, which could adversely affect our financial condition and results of operations.

We typically fund a portion of investment assets with debt financing or other borrowing arrangements. To the extent that income derived from such leveraged assets exceeds our interest expense, hedging expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in such assets on a leveraged basis. Conversely, if the income from our investment does not sufficiently cover the interest expense, hedging expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds. Because of the credit and interest rate risks inherent in our investment strategies, we closely monitor the leverage of our investment portfolio. From time to time, our leverage ratio may increase or decrease due to several factors, including changes in the value of the underlying portfolio, changes in investment allocations and the timing and amount of new investments.

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral which may materially impact our financial condition and results of operations.

Our ability to fund our operations, meet financial obligations, and finance targeted investment opportunities may be impacted by an inability to secure and maintain debt financing from current or potential future lenders. Our lenders are primarily large global financial institutions or regional commercial banks, with exposure both to global financial markets and to more localized economic conditions. Whether because of a global or local financial crisis or other circumstances, such as if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase our retained interests required for such financing, or could increase the costs of financing.

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

We obtain debt financing through various securitization programs related to our investment assets. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues senior securities to unaffiliated investors while we retain a residual interest. The trust administrator receives all the principal and interest payments from the underlying assets and distributes proceeds to holders of the various security interests. The senior securities are paid contractual principal and interest at a variable or fixed rate, depending on the terms of the security. As the holder of the residual interest, we are entitled to any remaining principal and interest after payment of all trust-related fees (i.e. trustee fees, remarketing agent fees, liquidity provider fees, credit enhancement fees, etc.). Specific risks generally associated with these asset securitization programs include the following:

Changes in interest rates can adversely affect the cost of the asset securitization financing.

The interest rates payable on certain senior securities are variable. The senior securities associated with our M33 TEBS and TOB trust securitizations have variable interest rates that reset on a weekly or daily basis. The interest rates are determined by the respective remarketing agents based on the rate third party purchasers are willing to receive to purchase the senior securities at par. Changes in such rates are generally, though not always, consistent with movements in market interest rate indices. In addition, because the senior securities may be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may be required in order to successfully remarket these securities. Any increase in the interest rate payable on the senior securities will cause an increase in our interest expense and decrease the amount of residual cash flows available to us. Higher short-term interest rates will reduce, and could even eliminate, the return on our residual interests.

Payments on our residual interests are subordinate to payments on the senior securities and to payment of all trust-related fees.

Our residual interests are subordinate to the senior securities and payment of all trust-related fees. As a result, none of the interest received by such a trust will be paid to us as the holder of a residual interest until all payments currently due on the senior securities and trust expenses have been paid in full. As the holder of residual interests in these trusts, we can look only to the cash flow of the trust remaining after payment of these senior obligations for payment on our residual interests. No third party guarantees the payment of any return to be received on our residual interests.

Termination of an asset securitization financing may occur under certain circumstances and could result in the liquidation of the securitized assets resulting in losses.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for many different reasons relating to issues with the assets or issues with the trust itself. Potential termination triggers related to the securitized assets include non-payment of debt service or other defaults or a determination that the interest on the assets is taxable. Potential termination triggers related to a trust include a downgrade in the investment rating of the trust credit enhancer, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities, or an inability to obtain credit or liquidity support for the trust. In each of these cases, the trust will be terminated and the securitized assets held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities plus accrued interest and all trust-related expenses then, we will be required, through our guaranty of the trusts, to fund any such shortfall. We may lose our investment in the residual interest and, except for our TEBS financings and TEBS Residual Financing, realize additional losses to fully repay the senior trust obligations.

An insolvency or receivership of the program sponsor could impair our ability to recover the assets and other collateral pledged in connection with a bond securitization financing.

In the event the sponsor of an asset securitization financing program becomes insolvent, it could be placed in receivership. In that situation, it is possible that we may not be able to recover the investment assets or other collateral pledged in connection with the securitization financing or that we will not receive all payments due on our residual interests.

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

During 2023, we were required to post net additional collateral totaling $9.6 million with Mizuho due to declines in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally rising market interest rates. We satisfied all collateral calls using unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps move inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements. However, such relationships may diverge in the near term, which may result in us being required to post collateral with Mizuho. Our total cash collateral posted at Mizuho was approximately $9.6 million and our net aggregate exposure, as calculated by Mizuho, was approximately zero as of December 31, 2023. If the value of the Partnership’s net aggregate position with Mizuho decreases then we will be required to post cash collateral for the net negative exposure. As of December 31, 2023, our positions with Mizuho subject to daily valuation adjustment consist of $378.1 million of fixed rate MRBs, $41.0 million variable rate MRBs and taxable MRBs, $128.6 million of variable rate GILs and taxable GILs, $12.1 million of fixed rate GILs, $47.2 million of variable rate property loans, $21.5 million of fixed rate property loans, and $295.5 million notional balance of interest rate swaps. Potential changes in the value of our variable rate assets are primarily driven by market credit spreads, not changes in the absolute level of market interest rates, such that valuations are typically at or near par.

We were not required to post any additional collateral with Barclays during 2023. Our net aggregate exposure, as calculated by Barclays, was in favor of the Partnership in an amount of approximately $6.3 million as of December 31, 2023. If the value of the Partnership’s net aggregate position with Barclays decreases over $6.3 million then we will be required to post cash collateral for the net negative exposure. Our positions subject to daily valuation adjustment consist of $24.6 million of fixed rate MRBs, $49.2 million of fixed rate GILs and taxable GILs, $52.3 million of variable rate GILs, $30.2 million of variable rate property loans, and $12.8 million notional balance of an interest rate swap. Potential changes in the value of our variable rate assets are primarily driven by market credit spreads, not changes in the absolute level of market interest rates, such that valuations are typically at or near par.

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

We purchase derivative instruments to either (i) mitigate our exposure to rising interest rates through interest rate swaps and caps, or (ii) provide financing through total return swaps. There is no assurance these instruments will fully insulate us from any adverse financial consequences resulting from rising interest rates. In addition, our risks from derivative instruments include the following:

•
The costs of purchasing our derivative instruments may not be recovered over the contractual term.
•
The counterparty may be unable to perform its obligations to us under the instrument.
•
If a liquid secondary market does not exist for these instruments, we may be required to maintain a derivative position until exercise or expiration, which could result in losses.
•
There may be a lack of available counterparties with acceptable credit profiles that are willing to originate derivative instruments for interest rate indices that match our variable interest rate exposure, such as the SIFMA index. In such instances, we may enter into derivative instruments related to different interest rate indices, such as SOFR, that we believe correlate closely with our variable interest rate exposure. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is often correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future.
•
Changes in interest rates can adversely affect the net interest cost of the total return swaps.
•
We are required to post collateral associated with a decline in the fair value of reference assets associated with our total return swaps.
•
Upon termination of our total return swaps, we will be required to cash settle any deficit associated with the fair value of the referenced assets compared to the outstanding principal amount.

We report our derivative instruments at fair value on our financial statements with changes recorded in current earnings which can be significant in periods of high interest rate volatility such as during 2022 and 2023. Further interest rate volatility may result in significant period to period volatility in our reported net income over the term of the derivative instruments.

We retain commitments to advance drawdown funds on reference assets associated with our total return swap arrangements at par. If the fair value of the reference assets is below par, we will recognize losses upon funding of the commitments and such losses may not be recovered upon termination of the total return swap arrangements.

We are subject to various risks associated with our secured line of credit arrangements.

We have two secured line of credit facilities that we utilize as temporary financing for our investment acquisitions and for general working capital needs. Balances on our secured line of credit facilities are secured by certain investment assets pledged as collateral. We are subject to certain financial and non-financial covenants, which if not maintained, will cause a default and acceleration of amounts due, negatively impacting our liquidity. Furthermore, declines in collateral values may trigger requirements that we repay balances or a portion of balances early or limit the amount that can be drawn under a borrowing base calculation for one of the facilities. One of our secured line of credit facilities has a deficiency guaranty provided by an affiliate, Greystone Select Incorporated (“Greystone Select”), and is subject to various financial and non-financial covenants. A covenant default by Greystone Select will trigger a default on our obligations under the line of credit facility supported by Greystone Select and accelerate amounts owed to the lenders.

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

Sustained high levels of inflation may cause the real value of distributions on our BUCs and Preferred Units to decline.

Inflation risk is the risk that the value of income from investments will be worth less in the future as inflation decreases the value or purchasing power of money. In recent years, inflation has increased to its highest level in decades. During the second half of 2023, inflation rates have declined compared to 2021 and 2022, but some inflation measures remain elevated. If inflation levels continue to remain elevated, the real value of our BUCs and Preferred Unit distributions may decline.

Any future issuances of additional BUCs could cause the market value of all outstanding BUCs to decline.

We may issue additional BUCs from time to time to raise additional equity capital. The issuance of additional BUCs will cause dilution of the existing BUCs and may cause a decrease in the market price of the BUCs.

Certain rights of our BUC holders are limited by and subordinate to the rights of the holders of our Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, and these rights may have a negative effect on the value of the BUCs.

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

Under certain circumstances, holders of the Preferred Units may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution if the distribution would cause the Partnership’s liabilities to exceed the fair value of its assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the Partnership are not counted for purposes of determining whether a distribution is permitted.

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

Under the terms of the Series A, Series A-1 and Series B Preferred Units, upon the sixth anniversary of the closing of the sale to an investor, and upon each anniversary thereafter, each holder of such Preferred Units will have the right, but not the obligation, to cause the Partnership to redeem, in whole or in part, the units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions thereon to the date of redemption. Holders of the Preferred Units must provide written notice to the General Partner of their intent to redeem at least 180 days prior to the redemption date. In addition, if the General Partner determines that the ratio of the aggregate market value of issued and outstanding BUCs to the aggregate value of issued and outstanding Series A Preferred Units and Series A-1 Preferred Units has fallen below 1.0 and has remained below 1.0 for a period of 15 consecutive business days, then each holder of Series A, Series A-1 and Series B Preferred Units will have the right to redeem, in whole or in part, the Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus all declared and unpaid distributions thereon to the date of redemption. If such redemptions occur, we will be required to fund redemption proceeds using, including, but not limited to, our general secured line of credit, cash on hand, alternative financing, or the sale of assets. Such actions may limit our ability to make additional investments with accretive returns and may negatively impact our results of operations through higher costs or lower investment returns. If we do not have sufficient funds available to fulfill these obligations, we may be unable to satisfy an investor’s redemption right.

In October 2023, the holder of $10.0 million of Series A Preferred Units provided notice of its intent to redeem its investment and we anticipate paying redemption proceeds of $10.0 million in March 2024.

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

Unitholders may incur tax liability if any of the interest on our MRB or GIL investments is determined to be taxable.

In each MRB and GIL transaction, the governmental issuer, as well as the underlying borrower, has covenanted and agreed to comply with all applicable legal and regulatory requirements necessary to establish and maintain the tax-exempt status of interest earned on the MRB and GIL investments. Failure to comply with such requirements may cause interest on the related investment to be includable in gross income for federal income tax purposes retroactive to the date of issuance, regardless of when such noncompliance occurs. Should the interest income on an MRB or GIL be deemed to be taxable, the governing documents include a variety of rights and remedies that we have concluded would help mitigate the economic impact of taxation of the interest income on the affected MRBs or GILs. Under such circumstances, we would enforce all such rights and remedies as set forth in the related governing documents as well as any other rights and remedies available under applicable law. In addition, in the event the tax-exemption of interest income on any MRB or GIL is challenged by the IRS, we would participate in the tax and legal proceedings to contest any such challenge and would, under appropriate circumstances, appeal any adverse final determinations. The loss of tax-exemption for any individual MRB or GIL would not, in and of itself, result in the loss of tax-exemption for any unrelated MRBs or GILs. However, the loss of such tax-exemption could result in the distribution to our Unitholders of taxable income relating to such MRBs and GILs.

In addition, we have, and may in the future, obtain debt financing through asset securitization programs in which we place MRB and GIL investments into trusts and are entitled to a share of the interest received by the trust on these bonds after the payment of interest on senior securities and related expenses issued by the trust. It is possible that the characterization of our residual interest in such a securitization trust could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

If we are determined to be an association taxable as a corporation, it will have adverse economic consequences for us and our Unitholders.

We have determined to be treated as a partnership for federal income tax purposes. The purpose of this determination is to eliminate federal and state income tax liability for us and allow us to pass through our interest income on our MRB and GIL investments, which we expect and believe to be tax-exempt, to our Unitholders so that they are not subject to federal income tax on this income. If our treatment as a partnership for tax purposes is successfully challenged, we would be classified as an association taxable as a corporation. This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by us to Unitholders being treated as taxable dividend income to the extent of our earnings and profits. The payment of these dividends would not be deductible by us.

The listing of our BUCs for trading on the NYSE causes us to be treated as a “publicly traded partnership” under Section 7704 of the IRC. We will remain taxable as a partnership if 90% or more of our income for each taxable year in which we are a publicly traded partnership consists of “qualifying income” (the “qualifying income exception”). Qualifying income includes interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held to produce interest or dividends, and certain other items. While we believe that all interest income is qualifying income, some of our income is non-qualifying income and it is possible that the IRS may not consider some or all our income that we consider qualifying income to be non-qualifying income. In such a case, if more than ten percent of our annual gross income in any year is not qualifying income, we will be taxable as a corporation rather than a partnership for federal income tax purposes.

If we are determined to be engaged in a financial business for purposes of Section 7704 of the IRC, we may not be able to rely on the qualifying income exception to the publicly traded partnership rules, which may require us to be classified as an association taxable as a corporation. We do not believe that the Partnership is engaged in a “financial business” for purposes of Section 7704 of the IRC, and therefore the interest generated by our MRB, GIL, and other investments should be considered qualifying income. However, we have not received our own private letter ruling from the IRS regarding our activities and whether they constitute a financial business. If the IRS were to consider our activities to constitute a financial business for purposes of Section 7704 of the IRC, we would likely not be able to rely on the qualifying income exception to the publicly traded partnership rules, which may require us to be classified as an association taxable as a corporation. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

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

In recent years, we have noted increasing costs to obtain sufficient water for tenants at properties in dryer climates and locations with drought conditions, specifically in the western and southwestern United States. Properties under construction in these areas are experiencing higher costs to obtain water permits due to water scarcity and high demand, which is increasing the cost of construction. Continued cost increases may negatively impact the net cash flows of operating properties or limit the number of future investment opportunities in these areas if cost increases make projects economically unviable.

We are increasingly dependent on information technology, and potential disruption, cyber-attacks, security issues, and expanding social media vehicles present new risks.

We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Certain critical components of our information systems are hosted and supported by third-party service providers and affiliates of Greystone. If we and our service providers do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to business disruptions or damage resulting from cybersecurity incidents. If any of our information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our revenues, financial condition, and results of operations may be materially and adversely affected. We could also experience delays in reporting our financial results. In addition, we may be negatively impacted by business interruption, litigation, and reputational damages from cybersecurity incidents or from systems conversions when, and if, they occur in the normal course of business.

Our third-party information technology service providers, including an affiliate of Greystone, are primarily responsible for the security of their own information technology environments and, in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All such third-party vendors face risks relating to cybersecurity incidents that could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us.

Although we are not aware of any material cybersecurity incidents that have affected our business and operations, we cannot be certain that our security efforts and measures, and those of our third party service providers, will be effective or that our financial results will not be negatively impacted by cybersecurity incidents in the future.

The inappropriate use of certain media could cause brand damage or information leakage. Negative posts or comments about the Partnership on any social networking web site could seriously damage our reputation. In addition, the disclosure of non-public information through external media channels could have a negative impact to the Partnership. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to our reputation could negatively impact our financial condition, results of operations, and the market price of our BUCs.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Risk Management and Strategy

Partnership management considers risks from cybersecurity threats as a component of its entity-wide risk assessment that includes various processes and procedures to assess, identify, and manage material risks. The Partnership uses a variety of information technology solutions in the operation of its business, all of which are maintained by reputable third-party providers, including an information technology managed services system provider that is an affiliate of Greystone.

Management regularly reviews material technology services used, the population of technology service providers, and material and/or sensitive financial and operational data, and then assesses the material risks from cybersecurity threats associated with these items. Management has developed processes, procedures, and internal controls to address materials risks focusing on application security (levels of access, passwords, etc.), system change controls, and operations processing. The design and operating effectiveness of internal controls are subject to testing annually by the Partnership’s internal audit function.

Management has also developed procedures to assess the operations and internal controls of material service providers through the use of questionnaires, reviews of available policy statements, and evaluation of System and Organization Controls assurance reports, which are assessed in the aggregate to determine if the service providers have adequately addressed the risks of cybersecurity threats within their operations. The overall assessment includes an evaluation of a service provider’s breach notification policies and procedures and any reported cybersecurity incidents. Management is not aware of any cybersecurity incidents at any of its service providers that have materially affected or are reasonably likely to materially affect the Partnership’s operations.

Notwithstanding the extensive approach the Partnership takes to cybersecurity in conjunction with Greystone, the Partnership may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Partnership. See “Item 1A. Risk Factors,” for a discussion of cybersecurity risks.

Governance

Certain employees of Greystone Manager that provide services to the Partnership are responsible for assessing and managing material risks from cybersecurity threats and are overseen by the Partnership’s Chief Financial Officer. The Chief Financial Officer and relevant Greystone Manager employees collectively have over 20 years of experience in information technology risk assessment and audit evaluations. These individuals will also consult with experts from Greystone’s affiliate that provides information technology managed services systems, particularly the Chief Information Security Officer (“CISO”) of the Greystone affiliate, when assessing and evaluating risks of cybersecurity threats. These consultations with the CISO typically encompass a broad range of topics, including the current cybersecurity landscape and emerging threats; the status of ongoing cybersecurity initiatives and strategies; incident reports and learnings from any cybersecurity events; and compliance with regulatory requirements and industry standards.

The Partnership has established incident response procedures to be followed in the event of a cybersecurity incident that is overseen by the Partnership’s Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and the Chief Financial Officer are notified of cybersecurity incidents as soon as the Partnership receives notification from a third-party service provider or is informed by other means, and will determine if additional internal and/or external resources are needed to evaluate, mitigate, and remediate the cybersecurity incident. At a minimum, the Board of Managers will be notified of material cybersecurity incidents prior to any public announcement and will receive updates on material developments and remediation activities.

The Board of Managers considers risks from cybersecurity threats in conducting its oversight of the Partnership’s overall risk assessment, primarily through the activities of the Audit Committee of the Board of Managers. The Chief Financial Officer reports to the Audit Committee the results of the evaluation of risks from cybersecurity threats, the process, procedures and internal controls designed to address such risks, and other relevant information needed for the Audit Committee to operate its oversight responsibilities. The Partnership’s internal audit function reports to the Audit Committee annually the results of its assessment of design and operating effectiveness testing of internal controls. In addition, the Audit Committee conducts an annual review of the Partnership’s cybersecurity posture and the effectiveness of its risk management strategies. This review assists in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework of the Partnership.

Additional third parties, contracted with by our third-party service providers, also play a role in the Partnership’s overall cybersecurity. Our third-party service providers engage with a range of additional third-party service providers and external experts, including cybersecurity assessors, consultants, and auditors, to evaluate and test their risk management systems. These services include, but are not limited to, penetration testing, independent audits, and consulting on best practices to address new challenges, and also include testing both the design and operational effectiveness of our security controls. These engagements enable our service providers to leverage specialized knowledge and insights, ensuring cybersecurity strategies and processes remain at the forefront of industry best practices.

Risks from Cybersecurity Incidents

The Partnership has not encountered a cybersecurity incident that has materially impaired our operations or financial condition.

Item 2. Properties.

The Partnership conducts its business operations from and maintains its corporate office at 14301 FNB Parkway, Suite 211, Omaha, Nebraska 68154. The Partnership believes that this office is adequate to meet its business needs for the foreseeable future.

Each of our MRB and GIL investments are collateralized by multifamily, senior housing or commercial properties. We also have property loans that are also secured by these properties but do not hold title or any other interest in the properties. Our JV Equity Investments represent membership interests in market-rate multifamily and seniors housing properties, but we do not hold title to such properties.

We recorded one JV Equity Investment as a consolidated VIE and it is reported within the Market-Rate Joint Venture Investments segment as of December 31, 2023. We own certain land held for development that is reported within the Affordable Multifamily MRB Investments segment as of December 31, 2023. Our real estate assets are summarized as follows:

Real Estate Assets as of December 31, 2023
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	946,043	3,606,658
Land held for development		(2)	1,109,482	-	1,109,482
					$4,716,140
Less accumulated depreciation					-
Real estate assets, net					$4,716,140
(1)
The assets are owned by a consolidated VIE for the development of a market-rate multifamily property. See Note 5 of the consolidated financial statements in Item 8 for further information.
(2)
Land held for development consists of land and development costs for parcels of land in Richland County, SC.

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

BUC Holder Information

As of January 31, 2024, we had 22,897,082 BUCs outstanding held by a total of approximately 16,800 holders of record. In addition, the Partnership had outstanding unvested restricted unit awards (“RUA” or “RUAs”) for 95,600 BUCs held by 18 individuals as of December 31, 2023.

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

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2023:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	95,600	$-	401,595	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	95,600	$-	401,595

(1) Represents the BUCs which remain available for future issuance under the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan.

Unregistered Sale of Equity Securities

The Partnership did not sell any BUCs in 2023 or 2022 that were not registered under the Securities Act of 1933, as amended. There were no sales of unregistered Preferred Units in 2023 or 2022.

The Partnership did not repurchase any outstanding BUCs during the fourth quarter of 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to Greystone Housing Impact Investors LP, its subsidiaries, and consolidated VIEs for all periods presented. All significant transactions and accounts between the Partnership and its subsidiaries and consolidated VIEs have been eliminated in consolidation. See Note 2 and Note 5 to the Partnership’s consolidated financial statements for further disclosure.

Executive Summary

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of mortgage revenue bonds (“MRBs”) that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, seniors housing and commercial properties. We also invest in governmental issuer loans (“GILs”), which are similar to MRBs, to provide construction financing for affordable multifamily and seniors housing properties. We expect and believe the interest received on these MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by us and may or may not be secured by real estate.

We also make noncontrolling equity investments in unconsolidated entities, also known as our JV Equity Investments, for the construction, stabilization, and ultimate sale of market-rate multifamily and seniors housing properties. We are entitled to distributions if, and when, cash is available for distribution either through operations, a refinance or sale of the property. In addition, the Partnership may acquire and hold interests in multifamily, student and senior citizen residential properties (“MF Properties”).

As of December 31, 2023, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 25 to the Partnership’s consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	Percentage of Total	2022	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$88,460	84.3%	$63,375	78.2%
Seniors and Skilled Nursing MRB Investments	1,711	1.6%	713	0.9%
Market-Rate Joint Venture Investments	10,162	9.7%	9,130	11.3%
MF Properties	4,568	4.4%	7,856	9.7%
Total revenues	$104,901		$81,074

Net income (loss)
Affordable Multifamily MRB Investments	$11,577	21.4%	$17,331	26.4%
Seniors and Skilled Nursing MRB Investments	802	1.5%	705	1.1%
Market-Rate Joint Venture Investments	31,532	58.4%	48,054	73.3%
MF Properties	10,101	18.7%	(528)	-0.8%
Net income	$54,012		$65,562

Our reported net income includes unrealized gains (losses) from derivatives, which are a result of changes in current and forward interest rates. Valuation changes can be significant in periods of high interest rate volatility, especially for our interest rate swap agreements. Such gains (losses) are reported within “Net result from derivative transactions” on our consolidated statements of operations. The unrealized gains (losses) are non-cash gains (losses) and can cause variability in reported net income from period-to-period. The following table summarizes unrealized gains (losses) from derivative transactions by segment for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Unrealized gains (losses) from derivative fair value adjustments
Affordable Multifamily MRB Investments	$(3,018)	$7,240
Seniors and Skilled Nursing MRB Investments	(155)	-
Market-Rate Joint Venture Investments	-	-
MF Properties	-	-
Total unrealized gains (losses) from derivative fair value adjustments	$(3,173)	$7,240

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

Environmental Responsibility

Achieving positive environmental and sustainability impacts in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific qualified allocation plan (“QAP”) as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as the use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. The following table summarizes total funding commitments related to properties that were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs during the years ended December 31, 2023 and 2022:

Asset Type	For the year ended December 31, 2023	For the year ended December 31, 2022
MRBs and taxable MRBs	$51,050,000	$160,404,500
GILs, taxable GILs and property loans	27,868,254	184,337,300
Total	$78,918,254	$344,741,800

In 2021, we acquired an MRB investment secured by Meadow Valley, a to-be-constructed 174 bed seniors housing facility in Traverse City, MI. Part of the construction financing is provided through a Commercial Property Assessed Clean Energy (C-PACE) program, which is a state policy-enabled financing mechanism that allows developers to access the capital needed to make renewable energy accessible and cost-effective. In the case of Meadow Valley, C-PACE financing of $24.8 million will be provided to finance energy conservation features including high efficiency windows, roof, walls, heating, cooling, indoor and outdoor lighting, water heating and low-flow fixtures. The C-PACE financing is repaid through a property tax assessment over the life of the property. Many lenders are averse to financing properties with C-PACE financing as the tax assessment is a senior obligation of the property. We have developed underwriting procedures that allow for the borrower to obtain C-PACE financing and still meet our security and underwriting requirements. We will continue to evaluate investment opportunities related to properties that utilize C-PACE financing for future investment as we want to encourage our borrowers to utilize clean energy design and construction practices.

We are committed to minimizing the overall environmental impact of our corporate operations. The Partnership’s operations are primarily managed by 16 employees of Greystone Manager, so we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

Social Responsibility

Our MRB and GIL investments directly support the construction, rehabilitation, and stabilized operation of decent, safe, and sanitary affordable multifamily housing across the United States. The development of affordable multifamily housing has relatively broad legislative support at the federal and state levels. Each of the properties securing our MRB and GIL investments is required to maintain a minimum percentage of units set-aside for a combination of very low-income (50% or less of area median income or "AMI") and low-income (80% or less of AMI) tenants in accordance with IRC guidelines, and the owners of the properties often agree to exceed the minimum IRC requirements. The rent charged to income qualified tenants at MRB or GIL properties is often restricted to a certain percentage of the tenants’ income, making them more affordable. For any new MRB or GIL investments associated with a low-income housing tax credit property, restrictions regarding tenant incomes and rents charged to those low-income households are required. In addition, certain borrowers related to our MRB investments are non-profit entities that provide affordable multifamily housing consistent with their charitable purposes. These properties provide valuable housing and support services to both low-income and market-rate tenants and create housing diversity in the geographic and social communities in which they are located.

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of December 31, 2023:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,830	6,629	9,621	10,950	88%	70	12	$843,765,547	56%
GILs, taxable GILs and related property loans	66	1,627	1,627	1,627	100%	9	5	318,105,596	21%
Total	1,896	8,256	11,248	12,577	89%	79		$1,161,871,143	77%

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

The Greystone Manager Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The following table summarizes the number of meetings and attendance during 2023:

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

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$88,460	$63,375	$25,085	39.6%
Interest expense	66,113	41,640	24,473	58.8%
Net result from derivative transactions	(7,306)	(13,095)	5,789	-44.2%
Provision for credit losses	(2,347)	-	(2,347)	N/A
Segment net income	11,577	17,331	(5,754)	-33.2%

Comparison of the years ended December 31, 2023 and 2022

Total revenues increased for 2023 as compared to the same period in 2022 due primarily to:

•
An increase of approximately $10.3 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $11.9 million in interest income from recent MRB advances, offset by a decrease of approximately $4.0 million in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $8.3 million in other interest income due to additional property loan, taxable MRB and taxable GIL investments and higher average interest rates;
•
An increase of approximately $2.2 million of other interest income due to increasing interest earned on cash balances; and
•
A decrease of approximately $3.6 million in other interest income for payments received in 2022 on loans that were previously in non-accrual status that did not recur.

Total interest expense increased for 2023 as compared to the same period in 2022 due primarily to:

•
An increase of approximately $20.3 million due to higher average interest rates on debt financing, net of cash receipts received on interest rate swaps;
•
An increase of approximately $4.3 million due to an increase in the average outstanding principal of our debt financing instruments of approximately $147.6 million; and
•
A decrease of approximately $134,000 in amortization of deferred financing costs.

Net result from derivative transactions consists of realized and unrealized gains (losses) from our derivative financial instruments. The following table summarizes the components of this line item for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Realized gains on derivatives, net	$(10,311)	$(5,856)
Unrealized (gains) losses on derivatives, net	3,005	(7,240)
Net result from derivative transactions	$(7,306)	$(13,096)

The Partnership adopted the CECL standard effective January 1, 2023 and we recorded a cumulative effect of accounting change of approximately $5.9 million directly to Partners’ Capital as of the effective date. The provision for credit losses for the year ended December 31, 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and is primarily due to GIL and property loan redemptions during 2023, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses. There was no provision for credit losses for the year ended December 31, 2022, which was prior to the effective date of the CECL standard.

Segment net income for 2023 decreased as compared to the same period in 2022 as a result of the following factors:

•
The changes in line items detailed above; and
•
An increase in general and administrative expenses primarily due to increases of approximately $1.1 million in administration fees paid to AFCA2 due to greater assets under management, approximately $764,000 in employee compensation related to higher transactional bonuses and salaries, approximately $605,000 related to professional and consulting fees from increased transactional activity, and approximately $482,000 in restricted unit compensation expense.

The following tables summarize the segment’s net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for 2023 and 2022. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Years Ended December 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$816,456	$48,724	6.0%	$693,043	$40,825	5.9%	(1)
Governmental issuer loans	286,751	21,669	7.6%	239,393	11,330	4.7%
Property loans	148,116	11,568	7.8%	109,524	8,874	8.1%	(2)
Other investments	31,831	2,524	7.9%	14,096	852	6.0%
Total interest-earning assets	$1,283,154	$84,485	6.6%	$1,056,056	$61,881	5.9%
Other income		311			-
Non-investment income		3,664			1,494
Total revenues		$88,460			$63,375

Interest-bearing liabilities:
Lines of credit	$9,977	$598	6.0%	$21,604	$883	4.1%
Fixed TEBS financing	248,238	9,888	4.0%	262,820	10,353	3.9%
Fixed TEBS Residual financing	9,456	734	7.8%	-	-	N/A
Variable TEBS financing	69,079	3,224	4.7%	76,298	2,044	2.7%
Variable Secured Notes (3)	88,311	8,050	9.1%	102,885	5,717	5.6%
Fixed Term TOB financing	12,797	251	2.0%	12,895	255	2.0%
Variable TOB financing	667,951	36,922	5.5%	481,731	14,595	3.0%
Realized gains on interest rate swaps, net	N/A	(5,809)	N/A	N/A	(140)	N/A
Total interest-bearing liabilities	$1,105,809	$53,858	4.9%	$958,233	$33,707	3.5%
Net interest spread (4)		$30,627	2.4%		$28,174	2.7%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		64,169			39,562
Amortization of deferred finance costs		1,944			2,078
Total interest expense		$66,113			$41,640

(1)
Interest income includes $1.5 million due to discount accretion on the Cross Creek MRB upon redemption at par during 2022. Excluding this item, the average interest rate was 5.7%.
(2)
Interest income includes $3.6 million for payments received on property loans that were previously in nonaccrual status during 2022. Excluding these items, the average interest rate was 5.2%.
(3)
Interest expense is reported net of realized gains on the Partnership’s total return swap agreements that are directly tied to the Secured Notes.
(4)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized gains (losses) on derivative instruments.

The following table summarizes the changes in interest income and interest expense between 2023 and 2022, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, or 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Years Ended December 31, 2023 vs. 2022
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$7,899	$7,270	$629	(1)
Governmental issuer loans	10,339	2,241	8,098
Property loans	2,694	3,127	(433)	(2)
Other investments	1,672	1,072	600
Total interest-earning assets	$22,604	$13,710	$8,894

Interest-bearing liabilities:
Lines of credit	$(285)	$(475)	$190
Fixed TEBS financing	(465)	(574)	109
Fixed TEBS Residual financing	734	734	-
Variable TEBS financing	1,180	(193)	1,373
Variable Secured Notes (3)	2,333	(810)	3,143
Fixed Term TOB trust financing	(4)	(2)	(2)
Variable TOB financing	22,327	5,642	16,685
Realized gains on interest rate swaps, net	(5,669)	N/A	(5,669)
Total interest-bearing liabilities	$20,151	$4,322	$15,829
Net interest spread change	$2,453	$9,388	$(6,935)

(1)
The average change attributable to rate includes $1.5 million of discount accretion on the Cross Creek MRB upon redemption at par during 2022.
(2)
The average change attributable to rate includes $3.6 million for payments received on property loans that were previously in nonaccrual status during 2022.
(3)
Interest expense is reported net of realized gains on the Partnership's total return swap agreements that are directly tied to the Secured Notes.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of December 31, 2023.

Our sole student housing property securing an MRB, Live 929 Apartments, was 67% occupied as of December 31, 2023, and is current on MRB debt service. Current occupancy is lower than in recent years due to on-site management issues during the Fall 2023 lease-up process. Certain personnel changes have been made and the property management team is focused on leasing to tenants at the nearby Johns Hopkins University medical campus.

The proton therapy center securing the Provision Center 2014-1 MRB was successfully sold out of bankruptcy in July 2022 and we received partial liquidation proceeds of approximately $3.7 million and approximately $729,000 in January 2023 and January 2024, respectively. We expect to recover additional liquidation of proceeds of approximately $199,000 at final liquidation in 2024.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Five of the nine underlying affordable multifamily properties had commenced leasing operations as of December 31, 2023. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor.

As many of our GIL investments and certain MRB investments have variable interest rates, we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction budget contingency balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. We have noted that some properties that are complete or nearing completion have incurred interest costs that have exceeded capitalized interest reserves. In such instances, the developer has either reallocated other available reserves and contingencies, deferred their developer fees, or made direct cash payment during construction to ensure all interest is paid and avoid enforcement of our recourse guaranties against the developers and their affiliates. In addition, such projects have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive tax credits upon completion and stabilization of the projects. In certain instances, we may advance supplemental loans to the borrowers secured by the underlying properties if returns meet our requirements and/or if such loans are necessary to meet the 50% tax-exempt financing requirements under the LIHTC regulations. In the fourth quarter of 2023, the Partnership committed to fund additional supplemental loans to the Osprey Village and Willow Place Apartments properties up to $4.6 million and $3.3 million, respectively, to provide additional capitalized interest reserves. In February 2024, all but $1.5 million of such supplemental loans were sold to an affiliate of the borrower for each loan at par plus accrued interest. We expect the remaining supplemental loans to be repaid from refinance proceeds at the same time as the existing GIL and property loan investments are redeemed.

Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. Each Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings. During 2023, five of our GIL investments were purchased by Freddie Mac, through a servicer, and repaid in full. In addition, the Hope on Avalon GIL was purchased by Freddie Mac, through a servicer, and repaid in full in January 2024.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of independent living, assisted living and memory care units.

As of December 31, 2023, we owned two MRBs with aggregate outstanding principal of $43.8 million, with an outstanding commitment to provide additional funding of $23.2 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. Furthermore, in 2021 we funded a property loan secured by a skilled nursing facility in Houston, TX, that was redeemed in September 2022.

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$1,711	$713	$998	140.0%
Interest expense	999	6	993	16550.0%
Net result from derivative transactions	(90)	-	(90)	N/A
Segment net income	802	705	97	13.8%

Comparison of the years ended December 31, 2023 and 2022

Total revenues increased for 2023 as compared to the same period in 2022 due primarily to:

•
An increase of approximately $1.7 million due to higher average principal balances; and
•
A decrease of approximately $654,000 due to the redemption of the Magnolia Crossing property loan in September 2022.

The increase in interest expense for 2023 as compared to the same period in 2022 is primarily due to approximately $957,000 in TOB interest expense during 2023 and approximately $41,000 of deferred financing costs amortization.

The net result from derivative transactions in 2023 is due to new derivative transactions entered into during 2023. There was no net result from derivative transactions for this segment in 2022.

The change in segment net income for the years ended December 31, 2023 and 2022 was primarily due to the change in the line items discussed above.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of our noncontrolling joint venture equity investments in market-rate multifamily properties, also referred to as our investments in unconsolidated entities or JV Equity Investments. Our joint venture equity investments are passive in nature. Operational oversight of each property is controlled by our respective joint venture partners according to each respective entity’s operating agreement. The properties are predominately managed by property management companies affiliated with our joint venture partners. Decisions on when to sell an individual property are made by our respective joint venture partners based on their views of the local market conditions and current leasing trends.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$10,162	$9,130	$1,032	11.3%
Interest expense	1,337	870	467	53.7%
Gain on sale of investments in unconsolidated entities	22,725	39,805	(17,080)	-42.9%
Earnings (losses) on investments in unconsolidated entities	(18)	-	(18)	N/A
Segment net income	31,532	48,054	(16,522)	-34.4%

Comparison of the years ended December 31, 2023 and 2022

The increase in total revenues in 2023 as compared to 2022 was primarily due to the following factors:

•
An increase of approximately $2.1 million of investment income related to preferred return received upon the sale of Vantage at Conroe in June 2023;
•
A net increase of approximately $1.5 million in investment income related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023; and
•
A decrease of approximately $2.5 million of investment income related to the sales of Vantage at Murfreesboro in March 2022, Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023.

Interest expense for the years ended December 31, 2023 and 2022 was related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate and a slight increase in average outstanding balances.

The gain on sale of JV Equity Investments for 2023 primarily consisted of the following:

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

Earnings (losses) on investments in unconsolidated entities is the Partnership’s proportionate share of earnings (losses) using the equity method of accounting. Such investments typically incur losses during development and lease-up, consistent with development plans.

The change in segment net income for 2023 as compared to 2022 was primarily due to the change in the line items discussed above.

Operational Matters

We have noted no material construction cost overruns for securing materials and labor needed to construct the properties underlying our JV Equity Investments, despite general supply chain constraints noted in recent years. However, Vantage at McKinney Falls did experience cost overruns due to delayed utility connections to the site by the local municipality. The lack of water connections delayed vertical construction and caused the general contractor to incur additional general conditions costs to otherwise ensure progress in construction. In January 2024, we contributed additional equity of $1.0 million to cover cost overages related to these delays.

The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original budgets. We have noted that some properties that are complete or nearing construction completion have incurred interest costs that have exceeded capitalized interest reserves, and such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments. In January 2024 and through the date of this report in February 2024, we advanced funds totaling $2.7 million across four Vantage JV Equity Investments to cover additional interest costs. We anticipate making additional investments in certain JV Equity Investments during the remainder of 2024 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. Such additional equity may result in lower overall returns on our JV Equity Investments.

As of December 31, 2023, Vantage at Helotes, Vantage at Fair Oaks, and Vantage at Hutto have completed construction, are in the initial leasing phase, and are 86%, 66%, and 41% occupied as of December 31, 2023, respectively. Vantage at Tomball has achieved stabilization and been listed for sale as of December 31, 2023.

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

MF Properties Segment

As of December 31, 2023, the Partnership did not own any MF Properties. As of December 31, 2022, the Partnership owned the Suites on Paseo MF Property which was sold in December 2023. The Partnership sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
MF Properties
Total revenues	$4,568	$7,856	$(3,288)	-41.9%
Real estate operating expense	2,664	4,738	(2,074)	-43.8%
Depreciation expense	1,514	2,694	(1,180)	-43.8%
Interest expense	618	1,043	(425)	-40.7%
Net result from derivative transactions	24	-	24	N/A
Gain on sale of real estate assets	10,363	-	10,363	N/A
Segment net income (loss)	10,101	(528)	10,629	N/A

Comparison of the years ended December 31, 2023 and 2022

The decrease in total revenues for the year ended December 31, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $3.2 million for the year ended December 31, 2022.

The decrease in real estate operating expense for the year ended December 31, 2023 as compared to the same period in 2022 is due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $1.6 million for the year ended December 31, 2022. In addition, operating expenses for the Suites on Paseo MF Property decreased approximately $429,000 due primarily to insurance proceeds from flood damage that offset expenses recognized in prior periods and lower management and marketing expenses.

The decrease in depreciation expense is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $1.1 million for the year ended December 31, 2022.

The decrease in interest expense for the year ended December 31, 2023 as compared to the same period in 2022 is due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022 and the buyer's assumption of debt outstanding at the property. This was partially offset by interest from a variable rate mortgage on the Suites on Paseo MF Property that was executed in September 2023 and paid off with proceed from the sale of the property in December 2023.

The net result from derivative transactions in 2023 is due to a derivative transaction entered into during 2023. There was no net result from derivative transactions for this segment in 2022.

The gain on sale of real estate assets for 2023 was due to the sale of the Suites on Paseo MF Property in December 2023. In December 2022, we deferred the entire gain on sale of The 50/50 MF Property of approximately $6.6 million due to the Partnership receiving an unsecured property loan upon sale payable from future net cash flows of the property. The Partnership will recognize the deferred gain upon collection of principal of the unsecured property loan in future years.

The increase in segment net income (loss) for the year ended December 31, 2023 as compared to the same period in 2022 was due to the changes in the line items described above.

Operational Matters

In December 2023, the Partnership sold the Suites on Paseo MF Property for gross proceeds of approximately $40.7 million, resulting in a gain on sale of approximately $10.4 million, which represents a recovery of prior depreciation expense.

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

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment assets. The narrative discussion that follows provides a brief operating analysis of each investment asset class as of and for the years ended December 31, 2023 and 2022.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of December 31, 2023. Debt service on our MRBs for the non-consolidated stabilized properties was current as of December 31, 2023. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the year ended December 31,
Property Name	State	2023	2023	2022	2023	2022
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45	91%	100%	94%	95%
Courtyard	CA	108	98%	100%	98%	96%
Glenview Apartments	CA	88	92%	97%	84%	86%
Harden Ranch	CA	100	100%	99%	98%	96%
Harmony Court Bakersfield	CA	96	95%	96%	93%	90%
Harmony Terrace	CA	136	99%	95%	136%	132%
Las Palmas II	CA	81	100%	99%	98%	98%
Lutheran Gardens	CA	76	97%	91%	94%	90%
Montclair Apartments	CA	80	100%	98%	91%	93%
Montecito at Williams Ranch Apartments	CA	132	98%	90%	104%	101%
Montevista	CA	82	94%	93%	97%	90%
San Vicente	CA	50	100%	98%	90%	88%
Santa Fe Apartments	CA	89	100%	93%	96%	91%
Seasons at Simi Valley	CA	69	97%	97%	121%	118%
Seasons Lakewood	CA	85	99%	100%	109%	102%
Seasons San Juan Capistrano	CA	112	97%	96%	102%	100%
Solano Vista	CA	96	100%	99%	89%	86%
Summerhill	CA	128	93%	98%	93%	90%
Sycamore Walk	CA	112	95%	96%	93%	84%
The Village at Madera	CA	75	99%	96%	104%	98%
Tyler Park Townhomes	CA	88	99%	100%	98%	98%
Vineyard Gardens	CA	62	100%	100%	103%	100%
Westside Village Market	CA	81	98%	99%	95%	91%
Ocotillo Springs	CA	75	100%	100%	99%	93%
Brookstone	IL	168	98%	97%	100%	100%
Copper Gate Apartments	IN	129	96%	98%	97%	101%
Renaissance	LA	208	89%	95%	90%	91%
Live 929 Apartments	MD	575	67%	91%	78%	78%
Jackson Manor Apartments	MS	60	98%	95%	97%	96%
Silver Moon	NM	151	95%	94%	95%	96%
Village at Avalon	NM	240	99%	96%	98%	96%
Columbia Gardens	SC	188	89%	90%	100%	99%
Companion at Thornhill Apartments	SC	180	100%	100%	81%	81%
The Palms at Premier Park Apartments	SC	240	97%	98%	86%	88%
Village at River's Edge	SC	124	95%	95%	92%	95%
Willow Run	SC	200	85%	89%	102%	100%
Arbors at Hickory Ridge (4)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	95%	100%	89%	86%
Avistar at the Crest	TX	200	96%	98%	91%	86%
Avistar at the Oaks	TX	156	97%	97%	90%	90%
Avistar at the Parkway	TX	236	84%	97%	80%	84%
Avistar at Wilcrest	TX	88	94%	90%	83%	77%
Avistar at Wood Hollow	TX	409	92%	97%	88%	88%
Avistar in 09	TX	133	99%	98%	94%	93%
Avistar on the Boulevard	TX	344	90%	93%	82%	84%
Avistar on the Hills	TX	129	96%	96%	87%	84%
Bruton Apartments	TX	264	81%	84%	49%	63%
Concord at Gulfgate	TX	288	93%	90%	80%	85%
Concord at Little York	TX	276	88%	90%	76%	75%
Concord at Williamcrest	TX	288	95%	92%	86%	82%
Crossing at 1415	TX	112	95%	96%	85%	87%
Decatur Angle	TX	302	88%	86%	69%	68%
Esperanza at Palo Alto	TX	322	88%	86%	74%	75%
Heights at 515	TX	96	92%	93%	86%	89%
Heritage Square	TX	204	95%	97%	87%	84%
Oaks at Georgetown	TX	192	94%	97%	91%	91%
Runnymede	TX	252	99%	99%	91%	96%
Southpark	TX	192	90%	96%	82%	90%
15 West Apartments	WA	120	100%	99%	98%	99%
		9,752	92.2%	94.5%	87.7%	87.8%

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

Physical occupancy as of December 31, 2023 decreased from the same period in 2022 due primarily to occupancy declines at Live 929 Apartments and Avistar at the Parkway. Live 929 Apartments occupancy is lower than in recent years due to on-site management issues during the Fall 2023 lease-up process. Certain personnel changes have been made and the property management team is focused on leasing to tenants at the nearby Johns Hopkins University medical campus. Avistar at the Parkway's physical occupancy significantly declined during 2023 due to operational issues. The property owner made certain personnel changes and has indicated that leasing is improving in 2024. We will continue to monitor and discuss property operations with the individual borrowers for Live 929 Apartments and Avistar at the Parkway to ensure noted performance issues are addressed.

Economic occupancy for the year ended December 31, 2023 was consistent with the same period in 2022 overall. Decatur Angle and Bruton Apartments economic occupancies were much lower than past years due the removal of non-paying tenants upon the expiration of local COVID-related ordinances in mid-2023. The removals resulted in higher than historical bad debt write-offs, temporary declines in physical occupancy, and high repairs and maintenance costs to ready units to be leased to new tenants during

2023. Both properties made progress toward increasing occupancy in the fourth quarter of 2023 and we will continue to monitor and discuss property operations with the individual borrowers to ensure noted performance issues are addressed.

Restricted rents at affordable multifamily family properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2023. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 5.1% in 2023 as compared to 2022, which is higher than average historical annual rent increases. In addition, we observed an increase in same-property net rental revenue of 4.9% in 2023 as compared to 2022. As restricted rents adjust over time on a lag, increasing maximum rental income amounts may contribute to a temporary decline in economic occupancy even though property rental revenues are increasing overall.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of December 31, 2023, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of December 31, 2023, the properties were current on debt service for the Partnership’s related MRBs, taxable MRBs, GILs, taxable GILs and property loans. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,		Physical Occupancy (1) as of December 31,			Economic Occupancy (2) for the year ended December 31,
Property Name	State	2023		2023		2022	2023	2022
MRB Multifamily Properties-Non Stabilized (3)
MaryAlice Circle Apartments (4)	GA	98		58%		n/a	39%	n/a
The Ivy Apartments (4)	SC	212		76%		n/a	66%	n/a
The Park at Sondrio Apartments (5)	SC	271		72%		92%	57%	n/a
The Park at Vietti Apartments (5)	SC	204		82%		92%	60%	n/a
Windsor Shores Apartments (4)	SC	176		93%		n/a	72%	n/a
The Safford (6)	AZ	200		n/a		n/a	n/a	n/a
40rty on Colony - Series P (6)	CA	40		n/a		n/a	n/a	n/a
Residency at Empire (6)	CA	148		n/a		n/a	n/a	n/a
Residency at the Entrepreneur (6)	CA	200		n/a		n/a	n/a	n/a
Residency at the Mayer (6)	CA	79		n/a		n/a	n/a	n/a
Village at Hanford Square (6)	CA	100		n/a		n/a	n/a	n/a
Handsel Morgan Village Apartments (6)	GA	45		n/a		n/a	n/a	n/a
		1,773

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (6)	MI	174	(8)	n/a		n/a	n/a	n/a
Village Point (4), (9)	NJ	120	(9)	78%	(9)	n/a	n/a	n/a
		294

GIL Multifamily Properties-Non Stabilized (3)
Hope on Avalon (4), (7)	CA	88		98%		n/a	79%	n/a
Poppy Grove I (6)	CA	147		n/a		n/a	n/a	n/a
Poppy Grove II (6)	CA	82		n/a		n/a	n/a	n/a
Poppy Grove III (6)	CA	158		n/a		n/a	n/a	n/a
Osprey Village (4)	FL	383		9%		n/a	8%	n/a
Magnolia Heights	GA	200		99%		50%	46%	51%
Willow Place Apartments (6)	GA	182		n/a		n/a	n/a	n/a
Legacy Commons at Signal Hills	MN	247		64%		14%	24%	5%
Sandy Creek Apartments (4)	TX	140		82%		n/a	80%	n/a
		1,627

Grand total		3,694

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
(4)
Physical and economic occupancy information is not available for the year ended December 31, 2022 as the related investment was under construction or rehabilitation. or was recently acquired.
(5)
Economic occupancy information is not available for the years ended December 31, 2022 as the related MRB was acquired in December 2022.
(6)
Physical and economic occupancy information is not available for the years ended December 31, 2023 and 2022 as the property is under construction or rehabilitation or was recently acquired.
(7)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of September 30, 2023.
(8)
Meadow Valley is a seniors housing property with 174 beds in 154 units.
(9)
Village Point is a skilled nursing property with 120 beds in 92 units. Physical Occupancy is based on the daily average of beds occupied during the month of December 2023. Economic Occupancy is not applicable for skilled nursing properties.

As of December 31, 2023, seven MRB multifamily properties and one MRB seniors housing property were under construction and have no operating metrics to report. The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments, and Windsor Shores Apartments MRB properties are currently undergoing tenant-in-place rehabilitations. The MaryAlice Circle Apartments MRB property is undergoing both rehabilitation and new construction phases.

As of December 31, 2023, four GIL properties were under construction and have no operating metrics to report. Sandy Creek Apartments recently began a significant rehabilitation while certain tenants remain in place. The remaining four GIL properties have substantially completed construction or rehabilitation and are in the lease-up phase.

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

					Physical Occupancy (1) as of December 31,
Property Name	State	Construction Completion Date	Planned Number of Units		2023	2022	Revenue For the Three Months Ended December 31, 2023 (2)	Sale Date	Per-unit Sale Price
Sold Properties
Vantage at Germantown	TN	March 2020	n/a		n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a		n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a		n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a		n/a	n/a	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a		n/a	n/a	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a		n/a	n/a	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	n/a		n/a	93%	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	94%	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	90%	n/a	June 2023	174,000

Operating Properties
Vantage at Tomball	TX	April 2022	288		89%	79%	$1,203,488	n/a	n/a
Vantage at Helotes	TX	November 2022	288		86%	57%	1,345,333	n/a	n/a
Vantage at Fair Oaks	TX	May 2023	288		66%	2%	857,796	n/a	n/a
Vantage at Hutto	TX	December 2023	288		41%	n/a	427,707	n/a	n/a

Properties Under Construction
Vantage at Loveland	CO	n/a	288		n/a	n/a	n/a	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Cresta Bella	TX	n/a	296		n/a	n/a	n/a	n/a	n/a
Valage Senior Living Carson Valley	NV	n/a	102	(4)	n/a	n/a	n/a	n/a	n/a
The Jessam at Hays Farm	AL	n/a	318		n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (5)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a
Freestone Greenville	TX	n/a	300		n/a	n/a	n/a	n/a	n/a
Freestone Ladera	TX	n/a	288		n/a	n/a	n/a	n/a	n/a

			3,616

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
(5)
The property is reported as a consolidated VIE as of December 31, 2023 (see Note 5 to the Partnership's consolidated financial statements).

Construction was completed on Vantage at Tomball and Vantage at Helotes during 2022 and both properties are considered stabilized. Both Vantage at Tomball and Vantage at Helotes previously achieved over 90% occupancy, though occupancy has declined slightly during the winter months due to seasonality. Vantage at Tomball was publicly listed for sale by its managing member in October 2023.

Vantage at Fair Oaks and Vantage at Hutto construction was completed in 2023. Both properties have commenced leasing activities and are leasing up in line with expectations.

Results of Operations

The tables and following discussions of our changes in results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto in Item 8 of this report.

The following table compares revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Revenues and Other Income:
Investment income	$82,266	$61,343	$20,923	34.1%
Property revenues	4,568	7,856	(3,288)	-41.9%
Other interest income	17,756	11,876	5,880	49.5%
Other income	311	-	311	N/A
Gain on sale of real estate assets	10,363	-	10,363	N/A
Gain on sale of investments in unconsolidated entities	22,725	39,805	(17,080)	-42.9%
Earnings (losses) from investments in unconsolidated entities	(18)	-	(18)	N/A
Total Revenues and Other Income	$137,971	$120,880	$17,091	14.1%

Discussion of Total Revenues and Other Income for the Year Ended December 31, 2023 and 2022

Investment income. The increase in investment income for the year ended December 31, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $10.3 million in interest income from higher GIL investment balances and higher average interest rates;
•
An increase of approximately $13.6 million in interest income from recent MRB advances, offset by a decrease of approximately $4.0 million in interest income due to MRB redemptions;
•
An increase of approximately $1.0 million of investment income related to JV Equity Investments consisting of:
o
An increase of approximately $2.1 million related to preferred return received upon the sale of Vantage at Conroe in June 2023;
o
A net increase of approximately $1.5 million related to our various JV Equity Investments primarily from equity contributions during 2022 and 2023; and
o
A decrease of approximately $2.5 million related to the sales of Vantage at Murfreesboro in March 2022, Vantage at Westover Hills in May 2022, Vantage at O’Connor in July 2022, Vantage at Stone Creek in January 2023, and Vantage at Coventry in January 2023.

Property revenues. The decrease in property revenues for the year ended December 31, 2023 as compared to the same period in 2022 is primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Revenues for The 50/50 MF Property were approximately $3.2 million for the year ended December 31, 2022.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the year ended December 31, 2023 as compared to the same period in 2022 was due to the following:

•
An increase of approximately $8.3 million from higher average property loan, taxable MRB and taxable GIL investment balances of $45.8 million and higher average interest rates, partially offset by a decrease of approximately $1.0 million due to property loan redemptions in 2022 and 2023;
•
An increase of approximately $2.2 million due to increasing interest earned on cash balances; and
•
A decrease of approximately $3.6 million in other interest income for payments received in 2022 on loans that were previously in non-accrual status that did not recur.

Other income. Other income for the year ended December 31, 2023 related primarily to the receipt of non-refundable fees for the extension or conversion of various GIL, property loan and MRB investments. There was no other income for the year ended December 31, 2022.

Gain on sale of real estate assets. The gain on sale of real estate assets for the year ended December 31, 2023 related to the sale of the Suites on Paseo MF Property in December 2023. There was no gain on sale of real estate assets for the year ended December 31, 2022.

Gain on sale of investments in unconsolidated entities. The gain on sale of JV Equity Investments for the year ended December 31, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

The gain on sale of JV Equity Investments for the year ended December 31, 2022 primarily consisted of the following:

•
The sale of Vantage at Murfreesboro in March 2022 for a gain of approximately $16.5 million;
•
The sale of Vantage at Westover Hills in May 2022 for a gain of approximately $12.7 million; and
•
The sale of Vantage at O'Connor in July 2022 for a gain of approximately $10.6 million.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur losses during development and lease-up, consistent with development plans.

The following table compares Partnership expenses for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$2,664	$4,738	$(2,074)	-43.8%
Provision for credit losses	(2,347)	-	(2,347)	N/A
Depreciation and amortization	1,537	2,717	(1,180)	-43.4%
Interest expense	69,067	43,560	25,507	58.6%
Net result from derivative transactions	(7,372)	(13,095)	5,723	-43.7%
General and administrative	20,399	17,448	2,951	16.9%
Total Expenses	$83,948	$55,368	$28,580	51.6%

Discussion of the Total Expenses for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses decreased for year ended December 31, 2023 as compared to the same period in 2022 primarily due to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Operating expenses for The 50/50 MF Property were approximately $1.6 million for the year ended December 31, 2022. Operating expenses for the Suites on Paseo MF Property decreased approximately $429,000 due primarily to insurance proceeds from flood damage that offset expenses recognized in prior periods and lower management and marketing expenses.

Provision for credit losses. The Partnership adopted the CECL standard effective January 1, 2023 and we recorded a cumulative effect of accounting change of approximately $5.9 million directly to Partners’ Capital as of the effective date. The provision for credit losses for the year ended December 31, 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and is primarily due to GIL and property loan redemptions during 2023, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses. There was no provision for credit losses for the year ended December 31, 2022, which was prior to the effective date of the CECL standard.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the year ended December 31, 2023 as compared to the same period in 2022 due primarily to the sale of the Partnership's ownership interest in The 50/50 MF Property in December 2022. Depreciation expense for The 50/50 MF Property was approximately $1.1 million for the year ended December 31, 2022.

Interest expense. The increase in interest expense for the year ended December 31, 2023 as compared to the same period in 2022 was due to the following factors:

•
An increase of approximately $20.7 million due to higher average interest rates on variable-rate debt financing, net of receipts on interest rate swaps; and
•
An increase of approximately $4.7 million due to higher average principal outstanding of $151.7 million.

Net result from derivative transactions. Net result from derivative transactions consists of realized and unrealized gains (losses) from our derivative financial instruments. The following table summarizes the components of this line item for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Realized gains on derivatives, net	$(10,545)	$(5,856)
Unrealized (gains) losses on derivatives, net	3,173	(7,240)
Net result from derivative transactions	$(7,372)	$(13,096)

General and administrative expenses. The increase in general and administrative expenses for the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to increases of approximately $1.1 million in administration fees paid to AFCA2 due to greater assets under management, approximately $764,000 in employee compensation related to higher transactional bonuses and salaries, approximately $605,000 related to professional and consulting fees from increased transactional activity, and approximately $482,000 in restricted unit compensation expense.

Discussion of Income Tax Expense for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the years ended December 31, 2023 and 2022.

Cash Available for Distribution - Non-GAAP Financial Measures

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results. To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses or income consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, fair value adjustments to derivative instruments, provisions for credit and loan losses, impairments on MRBs, GILs, real estate assets and property loans, deferred income tax expense (benefit), and restricted unit compensation expense. The Partnership also adjusts net income for the Partnership’s share of (earnings) losses of investments in unconsolidated entities as such amounts are primarily depreciation expenses and development costs that are expected to be recovered upon an exit event. The Partnership also deducts Tier 2 income (see Note 3 to the Partnership’s consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and distributions and accretion for the Preferred Units. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies. Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the year ended December 31, 2023 and 2022 (all per BUC amounts are presented giving effect to the BUCs Distributions described in Note 3 of the consolidated financial statements on a retroactive basis for all periods presented):

	For the Years Ended December 31,
	2023	2022
Net income	$54,011,696	$65,562,166
Unrealized (gains) losses on derivatives, net	3,173,398	(7,239,736)
Depreciation and amortization expense	1,537,448	2,717,415
Provision for credit losses (1)	(2,347,000)	-
Realized impairment of securities (2)	-	(5,712,230)
Realized provision for loan loss (3)	-	(593,000)
Reversal of gain on sale of real estate assets (4)	(10,363,363)	-
Amortization of deferred financing costs	2,461,713	2,537,186
Restricted unit compensation expense	2,013,736	1,531,622
Deferred income taxes	(362)	(45,056)
Redeemable Preferred Unit distributions and accretion	(2,868,578)	(2,866,625)
Tier 2 Income allocable to the General Partner (5)	(3,248,148)	(3,242,365)
Recovery of prior credit loss (6)	(68,812)	(57,124)
Bond premium, discount and acquisition fee amortization, net of cash received	(182,284)	768,715
(Earnings) losses from investments in unconsolidated entities	17,879	-
Total CAD	$44,137,323	$53,360,968

Weighted average number of BUCs outstanding, basic	22,834,745	22,775,321
Net income per BUC, basic	$2.07	$2.59
Total CAD per BUC, basic	$1.93	$2.34
Cash Distributions declared, per BUC	$1.466	$1.687
BUCs Distributions declared, per BUC (7)	$0.21	$0.40

(1)
The adjustment for the year ended December 31, 2023 reflects the change in allowances for credit losses under the CECL standard that was effective for the Partnership as of January 1, 2023 which requires the Partnership to update estimates of expected credit losses for our investments portfolio at each reporting date. The accounting for credit losses for the year ended December 31, 2022 was subject to previous accounting guidance that was generally applied incurred loss model rather than expected credit losses. There were no credit losses incurred using prior accounting guidance for the year ended December 31, 2022.
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
(4)
The gain on sale of real estate assets from the sale of the Suites on Paseo MF Property represented a recovery of prior depreciation expense that was not reflected in the Partnership’s previously reported CAD, so the gain on sale was deducted from net income in determining CAD for 2023.
(5)
As described in Note 3 to the Partnership’s consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner.

For the year ended December 31, 2023, Tier 2 income allocable to the General Partner consisted of approximately $3.8 million related to the gains on sale of Vantage at Stone Creek and Vantage at Coventry in January 2023 and approximately $813,000 related to the gain on sale of Vantage at Conroe in June 2023, offset by a $1.4 million Tier 2 loss allocable to the General Partner related to the Provision Center 2014-1 MRB realized in January 2023 upon receipt of the majority of expected bankruptcy liquidation proceeds.

For the year ended December 31, 2022, Tier 2 income allocable to the General Partner consisted of approximately $3.2 million related to the gain on sale of Vantage at Murfreesboro in March 2022.

(6)
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
(7)
The Partnership declared three separate distributions during 2023 payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record dates of June 30, September 29, and December 29, 2023.

The Partnership declared two separate distributions during 2022 payable in the form of additional BUCs equal to $0.20 per BUC for outstanding BUCs as of the record dates of September 30 and December 30, 2022.

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

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments (net of leverage secured by the investment assets); debt service (principal and interest payments) related to our debt financings; repayments of our secured lines of credit balances; the exercise of redemption rights by the holders of the Series A Preferred Units; and distribution payments to Unitholders. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments, redemptions of various investment assets at the stated maturity dates, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Our long-term liquidity requirements will be primarily for maturities of debt financings and funding and purchase of additional investment assets (net of leverage secured by the investment assets). We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from our investments; and proceeds from asset redemptions and sales in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Sources of Liquidity

The Partnership’s principal sources of liquidity consist of:

•
Unrestricted cash on hand;
•
Operating cash flows from investment assets;
•
Secured lines of credit;
•
Proceeds from the redemption or sale of assets;
•
Proceeds from obtaining additional debt; and
•
Issuances of debt securities, BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests.

Unrestricted Cash on Hand

As of December 31, 2023, we reported unrestricted cash on hand of approximately $37.9 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $5.0 million under the terms of our various financing arrangements.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of December 31, 2023, except for the Provision Center 2014-1 MRB. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Receipt of cash from our investments in GILs, taxable GILs, and construction financing and mezzanine property loans is dependent on the availability of funds in the original development budgets. The current rising interest rate environment is resulting in higher interest costs for properties with variable rate construction financing. We regularly monitor capitalized interest costs in comparison to capitalized interest reserves in the property’s development budget, available construction cost contingencies balances, and the funding of certain equity commitments by the owners of the underlying property. The developers may also make cash payments to pay interest due to avoid claims under their payment and completion guaranties.

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with two financial institutions of up to $40.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by $20.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $5.0 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of December 31, 2023. The balance of the General LOC was $16.5 million with the ability to draw an additional $22.6 million as of December 31, 2023. The General LOC has a maturity date of June 2025, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a financial institution of up to $50 million. The Acquisition LOC may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of December 31, 2023. There was $16.9 million outstanding on the Acquisition LOC, which was entirely repaid in January 2024. Approximately $50.0 million was available as of January 31, 2024. The Acquisition LOC has a maturity date of June 2024, with two one-year extension options, subject to certain terms and conditions.

Proceeds from the Redemption or Sale of Assets

We may, from time to time, experience redemptions of or execute sales of our investments in MRBs, GILs, property loans, JV Equity Investments and MF Properties consistent with our strategic plans. Borrowers on certain of our MRBs, GILs, and property loans have the right to prepay amounts outstanding prior to contractual maturity which would result in the return of our capital, net of repayment of leverage on the related asset.

Our MRB portfolio is marked at a premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for investments with similar terms. We may consider selling certain MRB investments in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRB investments included in our TEBS financings. Our ability to dispose of investment assets on favorable terms is dependent upon several factors including, but not limited to, the number of potential buyers and the availability of credit to such potential buyers to purchase investment assets at prices we consider acceptable. Recent volatility in market interest rates, recent inflation and the potential for an economic recession may negatively impact the potential prices we could realize upon the disposition of our various assets.

Our JV Equity Investments are passive in nature and decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends. We are entitled to proceeds upon the sales of JV Equity Investments in accordance with the terms of the entity operating agreement. The following table summarizes the proceeds from sales of our JV Equity Investments during 2023, inclusive of the return of our initial equity investments:

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

In December 2023, we completed the sale of the Suites on Paseo MF Property for gross proceeds of approximately $40.7 million. A portion of the proceeds were used to pay closing costs and to repay $25.0 million of principal on our mortgage payable.

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

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings, mortgages payable, or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of December 31, 2023, our primary unleveraged assets were certain MRBs and taxable MRBs with outstanding principal totaling approximately $51.7 million, of which approximately $27.3 million of assets were securitized into a TOB financing for gross proceeds of $21.8 million in February 2024.

Issuances of Debt Securities, BUCs, Series A-1 Preferred Units or Series B Preferred Units

We may, from time to time, issue additional BUCs, Preferred Units, or debt securities, in one or more offerings, at prices or quantities that are consistent with our strategic goals. In December 2022, the Partnership’s Registration Statement on Form S-3 (the “Shelf Registration Statement”) was declared effective by the SEC under which the Partnership may, from time to time, offer and sell BUCs, Preferred Units, or debt securities, in one or more offerings, with a maximum aggregate offering price of $300.0 million. Debt securities issued under the Shelf Registration Statement may be senior or subordinate obligations of the Partnership. The Shelf Registration Statement will expire in December 2025.

We are currently party to a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30 million via an “at the market offering.” As of December 31, 2023, we have not sold any BUCs under this program. We will continue to assess if and when to issue BUCs under this program going forward.

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of December 31, 2023	Remaining Units Available to Issue as of December 31, 2023
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	1,800,000	1,700,000	(1)
Series B	September 2021	September 2024	10.00	5.75%	Sixth anniversary	-	10,000,000	(2)
Total						1,800,000	11,700,000
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

During the year ended December 31, 2023, we issued a total of 1,800,000 Series A-1 Preferred Units to two financial institutions under the registration statement for the Series A-1 Preferred Units offering referenced in the table above for gross proceeds of $18.0 million.

Additionally, in February 2024, we issued 500,000 Series B Preferred Units to a new investor under the registration statement on Form S-3 for the Series B Preferred Units offering referenced in the table above for gross proceeds of $5.0 million.

We may also designate and issue additional series of preferred units representing limited partnership interests in the Partnership in accordance with the terms of the Partnership Agreement.

Uses of Liquidity

Our principal uses of liquidity consist of:

•
General and administrative expenses;
•
Investment funding commitments;
•
Debt service on debt financings, the TEBS Residual Financing, mortgages payable, and secured lines of credit;
•
Distributions paid to holders of Preferred Units and BUCs;
•
Redemptions of Series A Preferred Units; and
•
Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of our operations. For additional details, see Item 1A, “Risk Factors” in this report, and the section captioned “Cash flows from operating activities” in the consolidated statements of cash flows set forth in Item 8 of this Report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

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

The following table summarizes our outstanding investment commitments as of December 31, 2023:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Initial Commitment	Remaining Commitment as of December 31, 2023	2024	2025	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$23,245,000	$17,400,000	$5,845,000	6.25%	Variable TOB
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	26,080,000	13,780,000	13,780,000	-	6.00%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	16,420,000	16,420,000	-	SOFR + 3.60% (4)	Variable TOB
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (5)	5,000,000	4,000,000	3,300,000	700,000	SOFR + 3.60%	Variable TOB (6)
Residency at Empire - Series BB-3	December 2022	December 2040	14,000,000	8,945,000	8,945,000	-	6.45% (7)	Variable TOB
Residency at Empire - Series BB-4	December 2022	December 2040	47,000,000	47,000,000	29,755,000	17,245,000	6.45% (8)	(9)
The Safford	October 2023	October 2026 (5)	43,000,000	35,439,966	35,439,966	-	7.59%	Variable TOB
Subtotal			195,500,000	148,829,966	125,039,966	23,790,000

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	October 2024	$12,500,000	$1,000,000	$1,000,000	$-	SOFR + 3.70%	Variable TOB
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	8,000,000	7,000,000	-	7,000,000	SOFR + 3.65%	Variable TOB (6)
Residency at Empire - Series BB-T	December 2022	December 2025 (5)	9,404,500	8,404,500	-	8,404,500	7.45%	Variable TOB (6)
Village at Hanford Square - Series H-T	May 2023	May 2030	10,400,000	9,400,000	9,400,000	-	7.25%	Variable TOB (6)
40rty on Colony - Series P-T	June 2023	June 2030	5,950,000	4,950,000	4,395,000	555,000	7.45%	Variable TOB (6)
Subtotal			46,254,500	30,754,500	14,795,000	15,959,500

Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$35,688,328	$15,842,328	$15,842,328	$-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	22,250,000	12,708,700	12,708,700	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	39,119,507	22,569,507	22,569,507	-	6.78%	Variable TOB
Subtotal			97,057,835	51,120,535	51,120,535	-

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$21,157,672	$20,157,672	$20,157,672	$-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	10,941,300	9,941,300	9,941,300	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	24,480,493	23,480,493	19,980,493	3,500,000	6.78%	Variable TOB
Subtotal			56,579,465	53,579,465	50,079,465	3,500,000

Property Loans
Osprey Village	July 2021	August 2024 (5)	$25,500,000	$10,501,704	$10,501,704	$-	SOFR + 3.07%	Variable TOB
Willow Place Apartments	September 2021	October 2024 (5)	21,351,328	2,475,722	2,475,722	-	SOFR + 3.30%	Variable TOB
Sandy Creek Apartments	August 2023	September 2026 (5)	7,830,000	5,410,124	5,410,124	-	8.63% (10)	Variable TOB (6)
Willow Place Apartments Supplemental	November 2023	October 2024 (5)	1,838,254	1,499,254	1,499,254	-	SOFR + 3.45%	(9)
Subtotal			56,519,582	19,886,804	19,886,804	-

Equity Investments
Vantage at San Marcos (11), (12)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	N/A	N/A
Vantage at Loveland (13)	April 2021	N/A	18,215,000	1,065,061	1,065,061	-	N/A	N/A
Freestone Greeley (12)	October 2022	N/A	16,035,710	11,137,993	11,137,993	-	N/A	N/A
The Jessam at Hays Farm	July 2023	N/A	16,532,636	9,153,867	9,153,867	-	N/A	N/A
Freestone Greenville (12)	December 2023	N/A	19,934,456	14,597,244	14,597,244	-	N/A	N/A
Freestone Ladera (12)	December 2023	N/A	17,097,624	13,449,494	13,449,494	-	N/A	N/A
Subtotal			97,729,955	58,347,573	58,347,573	-

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (14)	$3,900,000	$3,900,000	$3,900,000	$-	4.85%	N/A
Subtotal			3,900,000	3,900,000	3,900,000	-

Total Commitments			$553,541,337	$366,418,843	$323,169,343	$43,249,500

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
(6)
The TOB trust financing facility was created in February 2024.
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
(10)
The interest rate will convert to a variable rate of Term SOFR + 3.35% on February 1, 2025.
(11)
The property became a consolidated VIE effective during the fourth quarter of 2021.
(12)
A development site has been identified for this property but construction had not commenced as of December 31, 2023.
(13)
In July 2023, the Partnership's initial commitment of $16.3 million was increased by $1.9 million upon meeting certain conditions as outlined in the original agreement.
(14)
This is the estimated closing date of the associated bond purchase commitment.

We will consider providing additional financing to borrowers on our debt investments or additional equity to our JV Equity Investments above our original commitments if requested by the borrowers and managing members, respectively, on a case-by-case basis. When considering whether to fund such requests, we will consider various factors including, but not limited to, the economic return on additional investments in the entity, the impact to the Partnership’s credit and investment risk from either funding or withholding funding, and the requesting entity’s other available sources of funding.

In January 2024 and through the date of this report in February 2024, we advanced additional capital totaling $2.7 million across four Vantage JV Equity Investments. The additional capital was used to cover development costs overruns, primarily due to higher than anticipated interest costs. We anticipate making additional investments in certain JV Equity Investments during 2024 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties.

Debt Service on Debt Financings, the TEBS Residual Financing, Mortgages Payable and Secured Lines of Credit

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRB, taxable MRB, GIL, taxable GIL, and certain property loan investment assets. The financing arrangements generally involve the securitization of these investment assets into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior securities are sold to unaffiliated parties in exchange for debt proceeds. The senior securities require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. We are required to fund any shortfall in principal and interest payable to the senior securities of the TEBS financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs, up to the value of our residual interests. In the case of forbearance or default on an underlying investment asset in a term TOB or TOB trust financing, we may be required to fund shortfalls in principal and interest payable to the senior securities, repurchase a portion of the outstanding senior securities, or repurchase the underlying investment asset and seek alternative financing. We anticipate that cash flows from the securitized investment assets will fund normal, recurring principal and interest payments to the senior securities and all trust-related fees.

When possible, we structure the debt financing maturity dates associated with our GIL, taxable GIL, and property loan investments to match the investment maturity dates such that investment redemption proceeds will paydown the outstanding debt financing.

Our debt financing arrangements include various fixed and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$313,675,048	30.8%	$262,973,604	24.8%
Variable (1)	Variable (1)	243,067,000	23.9%	402,811,000	37.9%
Fixed	Variable	35,946,824	3.5%	165,628,934	15.6%
Fixed	Variable - Hedged (2)	425,371,000	41.8%	230,092,856	21.7%
Total		$1,018,059,872		$1,061,506,394

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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling $5.6 million during the year ended December 31, 2023.

The majority of our variable-rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of December 31, 2023. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
2024	$314,655,000
2025	258,976,631
2026	208,838,799
2027	158,878,799
2028	125,802,132
2029	103,872,299
2030	8,997,800

The table above does not include an additional interest rate swap executed in January 2024 with a notional amount of approximately $38.7 million through February 2027 to hedge variable rate TOB financings.

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We posted approximately $9.4 million of net cash collateral with Mizuho during the year ended December 31, 2023 due to declines in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally rising market interest rates. In addition, we posted additional cash collateral of approximately $5.8 million in January 2024 and through the date of this report in February 2024 due to further valuation declines on our fixed rate investment assets funded with TOB trusts. We satisfied all collateral calls using unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps move inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

Our TEBS Residual Financing is secured by the cash flows from the residual certificates of our TEBS financings. Interest due on the TEBS Residual Financing is at a fixed rate of 7.125% per annum and will be paid from receipts related to the TEBS financing residual certificates. Future receipts of principal related to the TEBS financing residual certificates will be used to pay down the principal of the TEBS Residual Financing. The TEBS Residual Financing is non-recourse financing to the Partnership and is not subject to mark-to-market collateral posting.

Our General LOC and Acquisition LOC require monthly interest payments on outstanding balances and certain quarterly commitment fees. Such obligations are paid primarily from operating cash flows. The Acquisition LOC requires principal payments as previously described in this Item 7. The General LOC does not require principal payments until maturity in June 2025 so long as the outstanding principal does not exceed the borrowing base calculation.

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of December 31, 2023:

	Secured Lines of Credit	Debt Financing	Mortgages Payable	Total
2024	$16,900,000	$317,300,331	$1,690,000	$335,890,331
2025	16,500,000	213,231,784	-	229,731,784
2026	-	137,165,526	-	137,165,526
2027	-	88,763,220	-	88,763,220
2028	-	4,518,577	-	4,518,577
Thereafter	-	257,080,434	-	257,080,434
Total	$33,400,000	$1,018,059,872	$1,690,000	$1,053,149,872

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk” of this Report for additional details.

Distributions Paid to Holders of Preferred Units and BUCs

Distributions to the holders of Series A Preferred Units and Series A-1 Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%. Distributions to the holders of Series B Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 5.75%. The Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units are non-cumulative, non-voting and non-convertible.

On December 13, 2023, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.37 per BUC to unitholders of record on December 29, 2023 and payable on January 31, 2024. The Board of Managers of Greystone AF Manager also declared a supplemental distribution payable in the form of additional BUCs equal to $0.07 per BUC, which was paid on January 31, 2024 at a ratio of 0.00415 BUCs for each BUC outstanding as of December 29, 2023. All fractional BUCs resulting from the BUCs Distribution received cash for such fraction based on the market value of the BUCs on the record date.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant. On December 13, 2023, the Partnership announced that the Board intends to declare an additional supplemental distribution of $0.07 per BUC payable in the form of additional BUCs during the first quarter of 2024.

Redemptions of Series A Preferred Units

Upon the sixth anniversary of the closing of the sale of Series A Preferred Units to a subscriber, and upon each anniversary thereafter, each holder of Series A Preferred Units has the right to redeem, in whole or in part, the Series A Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The Partnership redeemed $30.0 million of Series A Preferred Units during the year ended December 31, 2023. We previously received notice from a holder of Series A Preferred Units of its intent to redeem $10.0 million of Series A Preferred Units in March 2024. After this redemption, there will be no Series A Preferred Units outstanding.

As of December 31, 2023, we have issued $55.0 million of Series A-1 Preferred Units. Upon the sixth anniversary of the closing of the sale of Series A-1 Preferred Units to a subscriber, and upon each anniversary thereafter, each holder of Series A-1 Preferred Units has the right to redeem, in whole or in part, the Series A-1 Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. The earliest redemption dates for the outstanding Series A-1 Preferred Units range from April 2028 to June 2029.

In January 2024, we issued 1,750,000 Series B Preferred Units in exchange for 1,750,000 outstanding Series A Preferred Units, held by a financial institution pursuant to a Form S-4 registration statement which we previously filed to register the offering of up to 1,750,000 of Series B Preferred Units in exchange for the Partnership’s outstanding Series A Preferred Units. The new Series B Preferred Units will not be eligible for redemption until the sixth anniversary of the date of the exchange in January 2030, except in certain limited circumstances.

The Preferred Unit holders must provide notice of their election to redeem no less than 180 days prior to such optional redemption dates. If the holders of the Preferred Units elect to redeem, we will be required, subject to certain restrictions, to secure funds to redeem from unrestricted cash on hand, proceeds from our General LOC, additional borrowings or through additional capital raising options.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Cash Flows

In 2023, we used cash of $44.9 million, which was the net result of $24.9 million provided by operating activities, $53.6 million provided by investing activities, and $123.4 million used in financing activities.

Cash provided by operating activities totaled $24.9 million in 2023 compared to $21.1 million generated in 2022. The change was due to the following factors:

•
A decrease of $11.6 million in net income and $10.4 million adjustment for the gain on sale of real estate assets in 2023, offset by the decrease of $17.1 million adjustment for the gain on sale of unconsolidated entities that are both considered cash from investing activities;
•
An increase of $10.2 million related to a reduction in the net unrealized gains on interest rate derivatives.
•
An increase of $3.2 million of cash related to changes in the Partnership's net operating assets and liabilities;
•
An increase of $1.7 million related to the amortization of bond premium, discount and acquisition fees;
•
A decrease of $4.0 million related to changes in the preferred return receivable from unconsolidated entities; and
•
A decrease of $2.3 million in non-cash provisions for credit loss.

Cash provided by investing activities totaled $53.6 million in 2023 compared to cash used of $278.6 million in 2022. The change was due to the following factors:

•
An increase of $40.0 million of cash due to proceeds for the sale of the Suites on Paseo MF Property in December 2023;
•
A net increase of $174.0 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A net increase of $141.2 million of cash due to overall higher paydowns and redemptions of MRBs, taxable MRBs, GILs and property loans; and
•
A decrease of $22.7 million of cash due to less proceeds from the sale of investments in unconsolidated entities.

Cash used in financing activities totaled $123.4 million in 2023 compared to cash provided of $198.2 million in 2022. The change was primarily due to the following factors:

•
A net decrease of $282.2 million of cash due to principal payments on debt financing;
•
A net decrease of $31.9 million of cash due to an increase in payments on the secured lines of credit;
•
A decrease of $30.0 million of cash paid for the redemption of Series A Preferred Units, offset by an increase of $18.0 million of cash related to proceeds from the issuance of Series A-1 Preferred Units; and
•
An increase of $4.1 million of cash due to lower distributions paid.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2023, our overall Leverage Ratio was approximately 72%.

Off Balance Sheet Arrangements

As of December 31, 2023 and 2022, we held MRB, GIL, taxable MRB, taxable GIL, and certain property loan investments that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of December 31, 2023, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our consolidated financial statements.

We have entered into various financial commitments and guaranties. For additional discussions related to commitments and guaranties, see Note 19 to the consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than those disclosed in Note 23 to the consolidated financial statements.

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 2 and 24 to the Partnership’s consolidated financial statements, which are incorporated by reference. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We consider the following to be our critical accounting estimates because they involve our judgments, assumptions and estimates that significantly affect the Partnership’s consolidated financial statements. If these estimates differ significantly from actual results, the impact on the Partnership’s consolidated financial statements may be material.

Variable Interest Entities

Under the accounting guidance for consolidation, we evaluate entities in which we hold a variable interest to determine if the entities are VIEs and if we are the primary beneficiary. There is a significant amount of judgment required to determine if an entity is considered a VIE and if we are the primary beneficiary. We first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, which interests create or absorb variability, the contractual terms, the key decision-making powers, impact on the VIE’s economic performance and related party relationships. In certain cases, the analysis requires evaluations of quantitative matters such as the investment equity at risk and shares of voting rights. We reevaluate VIEs at each reporting date based on events and circumstances at the VIEs, which may change over time. As a result, changes to the consolidated VIEs may occur in the future based on changes in circumstances.

Fair Value of Mortgage Revenue Bonds

The fair value of the Partnership’s investments in MRBs as of December 31, 2023 and 2022, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The Partnership evaluates pricing data received from the third-party pricing services by evaluating consistency with information from either the third-party pricing services or public sources. The fair value estimates of the MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing services and the Partnership. Though the valuation model for MRBs and taxable MRBs is based on commonly used market pricing methods, the overall effective yield for each MRB used to discount contractual cash flows to estimate a fair value can be significantly impacted by the yield adjustment applied for each input to the valuation model. The most significant inputs to the MRB and taxable MRB valuation model are the base market interest rate curves (Municipal Market Data Tax-Exempt and Taxable Multifamily rate curves) and adjustments for privately placed securities.

Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate, which will impact the reported assets and partners’ capital on our consolidated balance sheets and our reported comprehensive income. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows or reported net income, except in the case of impairment related to credit factors.

See the Partnership`s Mortgage Revenue Bonds Sensitivity Analysis in Item 7A for further analysis on the impact of hypothetical changes in effective yield on the fair value of our MRBs.

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent related amendments (“ASC 326”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss (“CECL”) model, and the addition of certain enhanced disclosures.

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership estimates allowances for credit losses for its GILs, taxable GILs, property loans and related non-cancelable funding commitments using a Weighted Average Remaining Maturity (“WARM”) method loss-rate model, combined with qualitative factors that are sensitive to changes in forecasted economic conditions. The Partnership applies qualitative factors related to risk factors and changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Partnership’s best estimate of current expected credit losses. The WARM method pools assets sharing similar characteristics and utilizes a historical annual charge-off rate which is applied to the outstanding asset balances over the remaining weighted average life of the pool, adjusted for certain qualitative factors to estimate expected credit losses. As such, the Partnership uses historical annual charge-off data for similar assets from publicly available loan data through the Federal Financial Institution Examination Council (“FFIEC”). The selection and evaluation of FFEIC data is subjective and requires judgment in determining whether the underlying data is sufficiently similar to our investments in nature and overall risk. The Partnership adjusts for current conditions and the impact of qualitative forecasts that are reasonable and supportable. The Partnership assesses qualitative adjustments related to, but not limited to, credit quality changes in the asset portfolio, general economic conditions, changes in the affordable multifamily real estate markets, changes in lending policies and underwriting, and underlying collateral values. The population of qualitative factors and the weighting of such factors in the WARM model are highly subjective and require the use of judgment.

The Partnership has minimal loss history with GILs, taxable GILs, and property loans to date and, in fact, has yet to realize any losses on its GILs, taxable GILs, and construction-related property loans. As of January 31, 2024, the Partnership has successfully converted six of its GIL investments to permanent financing and received all principal and accrued interest in full, including property loans and taxable GIL amounts associated with the secured properties. However, the Partnership may realize losses on its existing investments, related contractual funding commitments, and future investment commitments.

As of December 31, 2023, the Partnership’s allowance for credit losses associated with its held-to-maturity debt securities was approximately $4.1 million. The Partnership did not record an allowance for credit losses associated with its held-to-maturity debt securities as of December 31, 2022.

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

The recognition of an impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, specifically relating to fair value estimates (discussed previously), projections of future cash flows, and present value factors applied in the analysis. The Partnership periodically reviews any previously impaired MRBs for indications of a recovery of value, which is subject to the same judgments as the original impairment analyses. For MRB impairment recoveries identified prior to the adoption of the CECL model, the Partnership will accrete the recovery of prior credit losses into investment income over the remaining term of the MRB.

The Partnership’s allowance for credit losses associated with its available-for-sale debt securities as of December 31, 2023 and 2022 was approximately $9.9 million and $10.0 million, respectively.

Impairment of JV Equity Investments

The Partnership reviews its investments in unconsolidated entities for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. The Partnership considers various qualitative and quantitative factors to determine if there are indications of impairment. Qualitative factors considered include local and regional market conditions, regulatory conditions, and overall financial conditions. Quantitative factors considered include financial operating results in comparison to expectations, deterioration in financial results or occupancy, and impairments reported at the underlying entities. The Partnership applies judgment in considering whether such factors indicate a potential impairment has occurred. The Partnership’s assessment of whether a decline in value is other than temporary is based on the Partnership’s ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This analysis requires the Partnership to estimate the fair value of each investment, which is also subjective and requires the use of certain assumptions. The Partnership will consider available data in estimating the fair value, which may include consideration of comparable market transactions, opinions of value provided by knowledgeable brokers, various cash flow assumptions, discount rates, and market capitalization rates. To date, the Partnership has not recorded any impairments on its JV Equity Investment portfolio, although future impairments and losses may occur.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, see Note 2 to the Partnership’s consolidated financial statements which is incorporated by reference.

Community Investments

The Partnership has invested and intends to invest in assets which are and will be purchased in order to support underlying community development activities targeted to low- and moderate-income individuals, such as affordable housing, small business lending, and job creating activities in areas of the United States. These investments may be eligible for regulatory credit under the Community Reinvestment Act of 1977 ("CRA") and available for allocation to holders of our Preferred Units (see Note 20 to Partnership's consolidated financial statements).

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of February 21, 2024:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford Apartments	$7,560,034	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	7,305,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,489,096	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	21,846,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	12,541,300	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	19,550,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	26,055,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	32,100,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	42,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	5,300,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Osprey Village	60,000,000	8/1/2024	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
Magnolia Heights	28,518,546	7/1/2024	10156 Magnolia Heights Circle	Covington	Newton	GA	30014
MaryAlice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Willow Place Apartments	26,500,000	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Brookstone Apartments	7,351,468	5/1/2040	4200 Hickory Hills Drive	Waukegan	Lake	IL	60087
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Legacy Commons at Signal Hills	34,620,000	2/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Jackson Manor Apartments	4,824,474	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,211,961	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,985,774	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,808,622	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,559,976	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,769,327	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2024	1101 Rutland Drive	Austin	Travis	TX	78758
Sandy Creek Apartments	15,456,531	9/1/2026	1828 Sandy Point Road	Bryan	Brazos	TX	77807
South Park Ranch Apartment Homes	10,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$962,621,894
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of December 31, 2023 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The recent rising interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to increasing market risk.

Interest Rate Risk

Volatility in the fixed income markets continued throughout 2023. The Federal Reserve announced seven increases in short-term interest rates totaling 525 basis points during 2022 and 2023 to combat price inflation, with the last rate increase occurring in July 2023. The Federal Reserve has recently maintained rates at the current levels as it analyzes further employment, price and economic data for indications of inflation declining to its long-term annual inflation target of 2%. The Federal Reserve continues to reduce its balance sheet of US treasury bonds and mortgage-backed securities which may cause further upward pressure on interest rates. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

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

We regularly hedge our exposure to changes in interest rates where we have financed fixed rate investment assets with variable rate debt financing by executing SOFR-denominated interest rate swaps. Though the variable rate indices of our debt financing and interest rate swaps may differ, the interest rate swaps have effectively synthetically fixed the interest rate of the related debt financing. The majority of our variable-rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future.

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of December 31, 2023:

Description	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 150 basis points	+ 200 basis points
TOB Debt Financings	$1,121,527	$(2,243,054)	$(4,486,107)	$(6,729,161)	$(8,972,215)
TEBS Debt Financings	67,673	(135,347)	(270,693)	(406,040)	(541,386)
Other Financings & Derivatives	(697,003)	1,394,006	2,788,011	4,182,017	5,576,022
Variable Rate Investments	(383,427)	766,854	1,533,708	2,300,562	3,067,416
Net Interest Income Impact	$108,770	$(217,541)	$(435,081)	$(652,622)	$(870,163)

Per BUC Impact (1)	$0.005	$(0.010)	$(0.019)	$(0.029)	$(0.038)
(1)
The net interest income change per BUC calculated based on 22,897,187 BUCs outstanding as of December 31, 2023.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash mark-to-market gains or losses on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of December 31, 2023, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 69% of our leverage bears interest at short term variable interest rates. Our remaining 31% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 35% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB, GIL or property loan investments, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, single-family rentals, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, real estate and other taxes, labor issues, and natural disasters can affect the economic operations of a multifamily residential property. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of the area median income. Increases in area median income are not necessarily correlated to inflationary increases in property operating expenses. A significant mismatch between area median income growth and increased property operating expenses could negatively impact net operating cash flows available to pay debt service. If AMI declines on a year-over-year basis, rents could need to be reduced.

Certain MRB, GIL, and construction financing property loan investments that fund the construction of new affordable multifamily properties may have variable interest rates. Since there are little to no operating cash flows during the construction and lease-up periods for new properties, borrowers utilize capitalized interest reserves to fund debt service prior to stabilization. Increases in market interest rates will cause an increase in debt service costs where variable rate financing is used. If interest rate increases are large enough, such capitalized interest reserves and other budgeted contingencies may be insufficient to pay all debt service through stabilization. Such cost overruns may cause defaults on our construction financing investments if other funding sources are not available to the borrowers or if related guarantors fail to meet their obligations.

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

	December 31, 2023	December 31, 2022
Texas	32%	37%
California	25%	26%
South Carolina	21%	17%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing interest rate curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which decreased by an average 29 basis points during 2023. The 10 year and 30 year United States Treasury yield increased zero and six basis points, respectively, during 2023. The 5 year and 10 year SOFR swap rate decreased 22 and 8 basis points, respectively, during 2023. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of December 31, 2023:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds (1)	$930,675	2.3%	- 7.7%	2.5%	-8.5%	$23,890
(1)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB for figures as of December 31, 2023 as the proton therapy center securing the MRB was successfully sold out of bankruptcy in July 2022 and we received liquidation proceeds of $3.7 million in January 2023. The valuation as of December 31, 2023 is based on expected additional liquidation proceeds of approximately $928,000 at final liquidation.

Real Estate Valuation Risk

Our JV Equity Investments fund the construction, stabilization and sale of market-rate multifamily real estate. The realizable property values for such investments are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by market cap rates, the operating results of the property, local market conditions and competition, and interest rates on mortgage financing. We have noticed market cap rates are trending upward due to, though not limited to, the current economic environment and increasing interest rates. We have also noted that rental rates may be decreasing in certain markets, which would lower property operating results leading to a reduction in property valuations. Operating results of real estate properties may be affected by many factors, such as the number of tenants, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions. In addition, all outstanding financing directly secured by such real estate properties must be repaid upon sale. Lower sales proceeds may prevent us from collecting our accrued preferred return or the return of our original investment equity, which would result in realized losses on our investments.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Greystone AF Manager LLC and Partners of Greystone Housing

Impact Investors LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greystone Housing Impact Investors LP and its subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of partners' capital and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Level 3 Mortgage Revenue Bonds

As described in Notes 6, 12, and 24 to the consolidated financial statements, the estimated fair value of the Partnership’s Level 3 investments in mortgage revenue bonds, mortgage revenue bonds held in trust, and taxable mortgage revenue bonds (collectively referred to as “Mortgage Revenue Bonds”, or “MRBs”) is $952.1 million as of December 31, 2023. Management estimates the fair value of MRBs based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows.

The principal considerations for our determination that performing procedures relating to the valuation of Level 3 MRBs is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of these investments; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the effective yield based on the applicable underlying characteristics of each MRB; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the completeness and accuracy of data provided by management; and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent range of fair value estimates and (b) comparing the independent range of fair value estimates to management’s estimate. Developing the independent range of fair value estimates involved independently developing a range of independent effective yields based on the applicable underlying characteristics of each MRB.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 22, 2024

We have served as the Partnership’s auditor since 2016.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$37,918,237	$51,188,416
Restricted cash	9,815,909	41,448,840
Interest receivable, net	8,265,901	11,628,173
Mortgage revenue bonds held in trust, at fair value (Note 6)	883,030,786	763,208,945
Mortgage revenue bonds, at fair value (Note 6)	47,644,509	36,199,059
Governmental issuer loans
Governmental issuer loans held in trust (Note 7)	222,947,300	300,230,435
Allowance for credit losses (Note 13)	(1,294,000)	-
Governmental issuer loans, net	221,653,300	300,230,435
Property loans
Property loans (Note 8)	122,556,204	175,604,711
Allowance for credit losses (Note 13)	(2,048,000)	(495,000)
Property loans, net	120,508,204	175,109,711
Investments in unconsolidated entities (Note 9)	136,653,246	115,790,841
Real estate assets, net (Note 10)	4,716,140	36,550,478
Other assets (Note 12)	43,194,470	35,774,667
Total Assets	$1,513,400,702	$1,567,129,565

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 14)	$22,958,088	$21,733,506
Distribution payable	8,584,292	10,899,677
Secured lines of credit (Note 15)	33,400,000	55,500,000
Debt financing, net (Note 16)	1,015,030,066	1,058,903,952
Mortgages payable, net (Note 17)	1,690,000	1,690,000
Total Liabilities	1,081,662,446	1,148,727,135

Commitments and Contingencies (Note 19)

Redeemable Preferred Units, $82.5 million redemption value, 8.3 million issued and outstanding, net (Note 20)	82,431,548	94,446,913

Partnersʼ Capital:
General Partner (Note 1)	543,977	285,571
Beneficial Unit Certificates ("BUCs," Note 1)	348,762,731	323,669,946
Total Partnersʼ Capital	349,306,708	323,955,517
Total Liabilities and Partnersʼ Capital	$1,513,400,702	$1,567,129,565

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023		2022
Revenues:
Investment income	$82,266,198		$61,342,533
Property revenues	4,567,506		7,855,506
Other interest income	17,756,044		11,875,538
Other income	310,916		-
Total revenues	104,900,664		81,073,577
Expenses:
Real estate operating (exclusive of items shown below)	2,663,868		4,738,160
Provision for credit losses (Note 13)	(2,347,000)		-
Depreciation and amortization	1,537,448		2,717,415
Interest expense	69,066,763		43,559,873
Net result from derivative transactions (Note 18)	(7,371,584)		(13,095,422)
General and administrative	20,399,489		17,447,864
Total expenses	83,948,984		55,367,890
Other Income:
Gain on sale of real estate assets	10,363,363		-
Gain on sale of investments in unconsolidated entities	22,725,398		39,805,285
Earnings (losses) from investments in unconsolidated entities	(17,879)		-
Income before income taxes	54,022,562		65,510,972
Income tax expense (benefit)	10,866		(51,194)
Net income	54,011,696		65,562,166
Redeemable Preferred Unit distributions and accretion	(2,868,578)		(2,866,625)
Net income available to Partners	$51,143,118		$62,695,541

Net income available to Partners allocated to:
General Partner	$3,589,447		$3,471,267
Limited Partners - BUCs	47,209,260		58,945,102
Limited Partners - Restricted units	344,411		279,172
	$51,143,118		$62,695,541
BUC holders' interest in net income per BUC, basic and diluted	$2.07	*	$2.59	**
Weighted average number of BUCs outstanding, basic	22,834,745	*	22,775,321	**
Weighted average number of BUCs outstanding, diluted	22,834,745	*	22,775,321	**

* On July 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00448 BUCs for each BUC outstanding as of June 30, 2023 (the “Second Quarter 2023 BUCs Distribution”). On October 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00418 BUCs for each BUC outstanding as of September 29, 2023 (the “Third Quarter 2023 BUCs Distribution”). On January 31, 2024, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00415 BUCs for each BUC outstanding as of December 29, 2023 (the “Fourth Quarter 2023 BUCs Distribution”, collectively with the Second Quarter 2023 BUCs Distribution and the Third Quarter BUCs Distribution the “2023 BUCs Distributions”). The amounts indicated in the Consolidated Statements of Operations have been adjusted to reflect the 2023 BUCs Distributions on a retroactive basis.

** On October 31, 2022, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022 (the “Third Quarter 2022 BUCs Distribution”). On January 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022 (the “Fourth Quarter 2022 BUCs Distribution”, collectively with the Third Quarter 2022 BUCs Distribution, the “2022 BUCs Distributions”). The amounts indicated in the Consolidated Statements of Operations have been adjusted to reflect the 2022 BUCs Distributions and the 2023 BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2023	2022
Net income	$54,011,696	$65,562,166
Unrealized gains (losses) on securities	15,757,801	(69,426,546)
Unrealized gains (losses) on bond purchase commitments	98,859	(865,475)
Comprehensive income (loss)	$69,868,356	$(4,729,855)

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	General Partner	# of BUCs - Restricted and Unrestricted		BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$765,550	22,846,803	*	$371,646,477	$372,412,027	$114,040,260
Distributions paid or accrued ($1.687 per BUC):*
Regular distribution	(21,277)	-		(2,106,457)	(2,127,734)	-
Distribution of Tier 2 income (Note 3)	(3,242,365)	-		(9,727,094)	(12,969,459)	-
Distribution of Tier 3 income (Note 3)	-	-		(26,835,826)	(26,835,826)	-
Cash paid in lieu of fractional BUCs	-	-		(2,506)	(2,506)
Net income allocable to Partners	3,471,267	-		59,224,274	62,695,541	-
Rounding of BUCs upon Reverse Unit Split	-	1,173	*	-	-	-
Restricted units awarded	-	96,321	*	-	-	-
Restricted units forfeited	-	(5,437)	*	-	-	-
Restricted unit compensation expense	15,316	-		1,516,306	1,531,622	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(22,540)	*	(456,127)	(456,127)	-
Unrealized losses on securities	(694,265)	-		(68,732,281)	(69,426,546)	(69,426,546)
Unrealized gains on bond purchase commitments	(8,655)	-		(856,820)	(865,475)	(865,475)
Balance as of December 31, 2022	285,571	22,916,320	*	323,669,946	323,955,517	43,748,239
Cumulative effect of accounting change (Note 2)	(59,490)	-		(5,889,510)	(5,949,000)	-
Distributions paid or accrued ($1.466 per BUC):**
Regular distribution	(202,107)	-		(20,008,590)	(20,210,697)	-
Distribution of Tier 2 income (Note 3)	(3,248,148)	-		(9,744,443)	(12,992,591)	-
Distribution of Tier 3 income (Note 3)	-	-		(4,020,578)	(4,020,578)	-
Cash paid in lieu of fractional BUCs	-	-		(6,202)	(6,202)	-
Net income allocable to Partners	3,589,447	-		47,553,671	51,143,118	-
Rounding of BUCs related to BUCs Distributions	-	(376)	**	-	-	-
Restricted units awarded	-	105,274	**	-	-	-
Restricted unit compensation expense	20,137	-		1,993,599	2,013,736	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(28,431)	**	(483,255)	(483,255)	-
Unrealized gains on securities	157,578	-		15,600,223	15,757,801	15,757,801
Unrealized losses on bond purchase commitments	989	-		97,870	98,859	98,859
Balance as of December 31, 2023	$543,977	22,992,787	**	$348,762,731	$349,306,708	$59,604,899

* The amounts indicated in the Consolidated Statements of Partners' Capital have been adjusted to reflect the 2022 BUCs Distributions and the 2023 BUCs Distributions on a retroactive basis.

** The amounts indicated in the Consolidated Statements of Partners' Capital have been adjusted to reflect the 2023 BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$54,011,696	$65,562,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,537,448	2,717,415
Amortization of deferred financing costs	2,461,713	2,537,186
Gain on sale of real estate assets	(10,363,363)	-
Gain on sale of investments in unconsolidated entities	(22,725,398)	(39,805,285)
(Earnings) losses from investments in unconsolidated entities	17,879	-
Provision for credit losses	(2,347,000)	-
Recovery of prior credit loss	(68,812)	(57,124)
(Gains) losses on derivative instruments, net of cash paid	2,981,469	(7,187,020)
Restricted unit compensation expense	2,013,736	1,531,622
Bond premium, discount and acquisition fee amortization	(212,071)	(1,880,983)
Debt premium amortization	(40,556)	(40,591)
Deferred income tax expense (benefit) & income tax payable/receivable	10,041	(120,923)
Change in preferred return receivable from unconsolidated entities, net	(6,452,903)	(2,404,641)
Accrued interest added to property loan principal	-	(635,226)
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	2,447,913	(2,316,182)
(Increase) decrease in other assets	777,209	(356,241)
Increase in accounts payable, accrued expenses and other liabilities	887,758	3,583,565
Net cash provided by operating activities	24,936,759	21,127,738
Cash flows from investing activities:
Capital expenditures	(798,141)	(1,808,416)
Proceeds from sale of the Suites on Paseo MF Property	40,023,137	-
Proceeds from sale of land held for development	441,714	-
Advances on mortgage revenue bonds	(141,135,222)	(182,726,187)
Advances on taxable mortgage revenue bonds	(13,319,875)	(13,669,857)
Advances on governmental issuer loans	(67,352,488)	(115,462,985)
Advances on taxable governmental issuer loans	(5,573,000)	(7,000,000)
Advances on property loans	(48,564,543)	(131,118,766)
Contributions to unconsolidated entities	(34,747,495)	(34,036,247)
Proceeds from sale of investments in unconsolidated entities	44,042,573	66,786,694
Return of investments in unconsolidated entities	-	1,462,160
Principal payments received on mortgage revenue bonds and contingent interest	27,286,523	109,034,876
Principal payments received on governmental issuer loans	144,635,623	-
Principal payments received on taxable mortgage revenue bonds	7,011,575	10,583
Principal payments received on property loans	101,613,050	30,332,123
Costs incurred on sale of The 50/50 MF Property	-	(403,625)
Net cash provided by (used in) investing activities	53,563,431	(278,599,647)
Cash flows from financing activities:
Distributions paid	(42,479,453)	(46,628,307)
Payment of tax withholding related to restricted unit awards	(483,255)	(456,127)
Proceeds from debt financing	331,772,000	643,402,000
Principal payments on debt financing	(375,218,521)	(404,666,949)
Principal borrowing on mortgages payable	25,000,000	-
Principal payments on mortgages payable	(25,000,000)	(906,481)
Principal borrowing on secured lines of credit	136,100,000	137,742,000
Principal payments on secured lines of credit	(158,200,000)	(127,956,000)
Decrease in security deposit liability related to restricted cash	(51,393)	(148,851)
Proceeds upon issuance of Redeemable Preferred Units	18,000,000	-
Payment upon redemption of Redeemable Preferred Units	(30,000,000)	-
Proceeds upon exchange of Redeemable Preferred Units	-	20,000,000
Payment upon exchange of Redeemable Preferred Units	-	(20,000,000)
Debt financing and other deferred costs paid	(2,842,678)	(2,204,590)
Net cash provided by (used in) financing activities	(123,403,300)	198,176,695
Net decrease in cash, cash equivalents and restricted cash	(44,903,110)	(59,295,214)
Cash, cash equivalents and restricted cash at beginning of period	92,637,256	151,932,470
Cash, cash equivalents and restricted cash at end of period	$47,734,146	$92,637,256

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$55,981,857	$32,262,815
Cash paid during the period for income taxes	-	69,729
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,584,292	$10,899,677
Distributions declared but not paid for Preferred Units	618,750	708,750
Exchange of Redeemable Preferred Units	7,000,000	10,000,000
Non-cash contribution to unconsolidated entity	997,062	-
Deferred financing costs financed through accounts payable	95,149	117,400
Net real estate, operating assets and operating liabilities of The 50/50 MF Property sold for noncash consideration	-	22,435,371
Property loan received as consideration for sale of The 50/50 MF Property	-	4,803,620
Mortgages payable assumed by the buyer of The 50/50 MF Property	-	24,228,373
Deferred gain liability recorded upon sale of The 50/50 MF Property	-	6,596,622
Capital expenditures financed through accounts payable	-	565,614

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$37,918,237	$51,188,416
Restricted cash	9,815,909	41,448,840
Total cash, cash equivalents and restricted cash	$47,734,146	$92,637,256

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units (collectively, the “Preferred Units”). The outstanding Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units are redeemable in the future (Note 20). The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders.”

On December 5, 2022, America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”), in its capacity as the general partner of the Partnership, and Greystone ILP, Inc. (the “Initial Limited Partner”), in its capacity as the initial limited partner of the Partnership, entered into the Greystone Housing Impact Investors LP Second Amended and Restated Agreement of Limited Partnership, which was further amended pursuant to a First Amendment dated as of June 6, 2023 (the “Partnership Agreement”). Mortgage investments, as defined in the Partnership Agreement, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans. The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than mortgage investments provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt investments and other investments cannot exceed 25% of the Partnership's total assets at the time of acquisition as required under the Partnership Agreement. Tax-exempt investments and other investments primarily consist of real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

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
•
One wholly owned corporation (the "Greens Hold Co”), which owns certain property loans and owned 100% of The 50/50 MF Property, a real estate asset; and
•
Lindo Paseo LLC, a wholly owned limited liability company, which owned 100% of the Suites on Paseo MF Property.

The Partnership also consolidates multiple variable interest entities (“VIEs”) in which the Partnership is deemed to be the primary beneficiary.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates and assumptions include those used in determining: (i) the fair value of MRBs and taxable MRBs; (ii) investment impairments;; and (iii) allowances for credit losses.

Risks and Uncertainties

The Federal Reserve announced seven increases in short-term interest rates totaling 525 basis points during 2022 and 2023 to combat price inflation, with the last rate increase occurring in July 2023. The Federal Reserve has recently maintained rates at the current levels as it analyzes further employment, price and economic data for indications of inflation declining to its long-term annual inflation target of 2%. The Federal Reserve continues to reduce its balance sheet of US treasury bonds and mortgage-backed securities which may cause further upward pressure on interest rates. In addition, geopolitical conflicts continue to impact the general global economic environment. These factors have maintained volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, which may result in collateral posting requirements under our debt financing arrangements. In addition, increases in short-term interest rates will generally result in increases in the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The recent inflationary environment in the United States may increase operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Increasing general and administrative expenses of the Partnership may adversely affect the Partnership’s operating results, including a reduction in net income.

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

Restricted Cash

Restricted cash is legally restricted as to its use. The Partnership has been required to maintain, at times, restricted cash collateral related to one secured line of credit (Note 15), the total return swap transaction (Note 18), mark-to-market provisions in the master agreement with a leverage provider (Note 16), certain balances for the TEBS Financing facilities (Note 16), resident security deposits, and various escrowed funds. Restricted cash is presented with cash and cash equivalents in the consolidated statements of cash flows.

Investments in Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities. The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at estimated fair value. The net unrealized gains or losses on these investments are reflected on the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income. See Note 24 for a description of the Partnership’s methodology for estimating the fair value of MRBs and taxable MRBs. The Partnership reports interest receivables for MRBs and taxable MRBs separately from the reported fair value within “Interest receivable, net” on the consolidated balance sheets.

Investments in Governmental Issuer Loans and Taxable Governmental Issuer Loans

The Partnership accounts for its investment in governmental issuer loans (“GILs”) and taxable GILs under the accounting guidance for certain investments in debt and equity securities. The Partnership’s investment in these instruments are classified as held-to-maturity debt securities and are reported at amortized cost, which is net of unamortized loan acquisition costs, discounts, and allowance for credit losses. The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an allowance for credit loss will be recognized or the outstanding balance will be written off. The Partnership reports interest receivables for GILs and taxable GILs separately from the amortized cost basis within “Interest receivable, net” on the consolidated balance sheets.

Property Loans

The Partnership invests in property loans made to the owners of certain multifamily, student housing and skilled nursing properties. The property loans are considered held-for-investment and are reported at amortized cost, which is net of unamortized loan acquisition costs, discounts, and allowance for credit losses. Most property loans have been made to multifamily properties that secure MRBs and GILs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. If collection of outstanding principal and interest receivable balances is not probable, the loan is placed on non-accrual status and either an allowance for credit loss will be recognized or the outstanding balance will be written off. Interest income is recognized upon the repayment of these property loans and accrued interest which is dependent largely on the cash flows or proceeds upon sale or refinancing of the related property. The Partnership reports interest receivables for property loans separately from the amortized cost basis within “Interest receivable, net” on the consolidated balance sheets.

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

Investments in Unconsolidated Entities

The Partnership accounts for its investments in unconsolidated entities under the equity method of accounting. Through ATAX Vantage Holdings, LLC, ATAX Freestone Holdings, LLC, ATAX Senior Housing Holdings I, LLC, and ATAX Great Hill Holdings, LLC the Partnership makes investments in non-controlling limited membership interests in entities formed to construct market-rate multifamily properties. The Partnership applies the equity method of accounting by initially recording these investments at cost, subsequently adjusted for accrued preferred returns, the Partnership’s share of earnings (losses) of the unconsolidated entities, cash contributions, and distributions.

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

The Partnership earns a preferred return on its investments in non-Vantage properties that is senior to the preferred return and return of capital of the other members of the unconsolidated entities. The Partnership recognizes its preferred return on each investment to the extent there is capital of the managing member of the unconsolidated entity to support the recognition of preferred return. Preferred returns are reported within “Investment income” on the Partnership’s consolidated statements of operations. In addition, the Partnership will recognize its share of earnings (losses) of the unconsolidated entities, when appropriate, and report within “Earnings (losses) from investments in unconsolidated entities” on the Partnership’s consolidated statements of operations. There are generally no earnings (losses) reported during the construction period for each unconsolidated entity as construction costs are capitalized.

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent related amendments (“ASC 326”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss (“CECL”) model. The CECL model establishes a single allowance framework for financial assets carried at amortized cost which reflects an estimate of credit losses over the remaining expected life of financial assets. The adoption of the ASU 2016-13 requires a cumulative-effect adjustment to Partners’ Capital upon adoption. Additionally, ASU 2016-13 requires enhanced disclosures, including additional disclosures regarding credit quality. The allowance for credit losses is presented as a valuation reserve to the corresponding assets on the Partnership’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded commitments and financial guaranties are accounted for as separate liabilities and are included in “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets. Upon adoption on January 1, 2023, the Partnership recorded a cumulative effect of accounting change of approximately $5.9 million as a direct reduction to Partners’ Capital. Subsequent changes to the allowance for credit losses are recognized through “Provision for credit losses” on the Partnership’s consolidated statements of operations.

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

The Partnership has elected to not measure an allowance for credit losses on accrued interest receivables related to its GILs, taxable GILs and property loans because uncollectible accrued interest receivable is written off in a timely manner pursuant to policies for placing assets on non-accrual status.

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

The recognition of an impairment, provision for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership's consolidated financial statements. If the Partnership experiences deterioration in the values of its MRB portfolio, the Partnership may incur impairments or provisions for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. The Partnership periodically reviews any previously impaired MRBs for indications of a recovery of value. If a recovery of value is identified, the Partnership will report the recovery of prior credit losses through its allowance for credit losses as a provision for credit losses (recoveries). For MRB impairment recoveries identified prior to the adoption of the CECL model, the Partnership will accrete the recovery of prior credit losses into investment income over the remaining term of the MRB.

Accounting for TOB, Term TOB, TEBS Financings, and TEBS Residual Financing Arrangements

The Partnership has evaluated the accounting guidance related to its TOB (“Tender Option Bond”), term TOB, TEBS financings, and TEBS Residual Financing and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and therefore are accounted for as secured financing transactions. More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset. This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets. The financing agreements contain certain provisions that allow the Partnership to unilaterally cause the holder to return the securitized assets, other than through a cleanup call. Based on these terms, the Partnership has concluded that the Partnership has not transferred effective control over the transferred assets and, as such, the transactions do not meet the conditions to de-recognize the transferred assets.

In addition, the Partnership has evaluated the securitization trusts associated with the TOB, term TOB, TEBS financings, and TEBS Residual Financing in accordance with guidance on consolidation of VIEs. See Note 5 for the consolidation analysis related to these secured financing arrangements. The Partnership is deemed to be the primary beneficiary of these securitization trusts and consolidates the assets, liabilities, income and expenses of the securitization trusts in the Partnership’s consolidated financial statements.

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

Deferred income tax expense or benefit is generally a function of temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), such as depreciation, amortization of financing costs, etc. and the utilization of tax net operating losses (“NOLs”). The Partnership values its deferred tax assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Partnership records a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred income tax expense.

Investment Income from Investments in Mortgage Revenue Bonds and Governmental Issuer Loans

The interest income received by the Partnership from its MRBs and GILs is dependent upon the net cash flow of the underlying properties. Interest income on fully performing MRBs and GILs is recognized as it is earned. Current and past due interest income on MRBs and GILs not fully performing is recognized as it is received. The Partnership reinstates the accrual of interest once the MRB’s or GIL’s ability to perform is adequately demonstrated. Interest income related to MRBs and GILs is reported within “Investment Income” and interest income related to taxable MRBs and taxable GILs is reported within “Other interest income” on the Partnership’s consolidated statements of operations. As of December 31, 2023 and 2022, all of the Partnership’s MRBs and GILs were fully performing and current on all interest payments, with the exception of the Provision Center 2014-1 MRB.

Premiums on callable MRB investments are amortized as a yield adjustment to the earliest call date. Discounts on MRB investments are amortized as a yield adjustment to the stated maturity date. Amortization of premiums and discounts is reported within “Investment income” on the Partnership’s consolidated statements of operations.

Bond acquisition costs are capitalized and amortized utilizing the effective interest method over the period to the stated maturity of the related MRB and taxable MRB investments. Bond acquisition costs are reported as an adjustment to the cost adjusted for paydowns and allowances of the related MRB in Note 6.

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

Redeemable Preferred Units

The Partnership has designated three series of Preferred Units consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership has issued Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units representing limited partnership interests in the Partnership to various financial institutions. The Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units are recorded as mezzanine equity due to the holders’ redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. The costs of issuing the Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units have been netted against the carrying value of the Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, and are amortized to the first redemption date.

Beneficial Unit Certificates (“BUCs”)

The Partnership has issued BUCs representing assigned limited partnership interests to investors. Costs related to the issuance of BUCs are recorded as a reduction to partners’ capital when issued.

The Partnership declared 2022 BUCs Distributions and the 2023 BUCs Distributions (collectively, the “BUCs Distributions”) in the form of additional BUCs during the years ended December 31, 2023 and 2022, respectively. See Note 3 for additional information. All fractional BUCs resulting from the BUCs Distributions received cash for such fraction based on the market value of the BUCs on the record date.

The BUCs Distributions have been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s consolidated financial statements.

Restricted Unit Awards

The Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (the “Plan”), as originally approved by the BUC holders in September 2015, permits the grant of Restricted Unit Awards (“RUAs”) and other awards to the employees of Greystone Manager, or any affiliate, who performs services for Greystone Manager, the Partnership or an affiliate, and members of the Board of Managers of Greystone Manager. The Plan permits total grants of RUAs of up to 1.0 million BUCs.

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

Lessor Leases

The Partnership’s lessor leases consisted of tenant leases related to real estate assets, specifically at the MF Properties. Tenant leases also contained terms for non-lease revenues related to operations at the MF Properties, such as parking and food service revenues. The Partnership elected to combine the lease and non-lease components when accounting for lessor leases. The unit lease component of the tenant lease is considered the predominant component, so all components of the tenant lease are accounted for under ASC 842. Tenant leases are typically for terms of 12 months or less and do not include extension options so no ROU asset has been recorded for such leases. Lease revenue is recognized monthly and is reported within “Property revenues” on the Partnership’s consolidated statements of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation.

For the year ended December 31, 2023, the Partnership began reporting the realized and unrealized gains (losses) of its derivative transactions within “Net result from derivative transactions” on the Partnership’s consolidated statements of operations. Previously, the realized and unrealized gains (losses) of the Partnership's derivative transactions had been reported within "Interest expense" on the Partnership’s consolidated statement of operations. Accordingly, for the year ended December 31, 2022, the Partnership has included the realized and unrealized gains (losses) of its derivative transactions within “Net result from derivative transactions” in conformity with the current reporting period presented herein. This reclassification has no effect on the Partnership’s reported “Net income” or “Partners’ capital” in the Partnership’s consolidated financial statements for the periods presented.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and is applied retrospectively. The Partnership is currently assessing the impact of the adoption of this pronouncement on the consolidated financial statements.

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

Cash distributions per BUC declared during the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2023	2022
Cash distributions (1)	$1.466	$1.687
(1)
All cash distributions per BUC amounts above have been retroactively adjusted for the 2022 BUCs Distributions and the 2023 BUCs Distributions on a retroactive basis.

The following table summarizes the BUCs Distributions declared during the years ended December 31, 2023 and 2022:

	BUCs Distribution	Declaration Date	Record Date	Payment Date	Payment Ratio (1)
2023 BUCs Distributions
Second Quarter 2023 BUCs Distribution	$0.07	6/14/2023	6/30/2023	7/31/2023	0.00448
Third Quarter 2023 BUCs Distribution	0.07	9/13/2023	9/29/2023	10/31/2023	0.00418
Fourth Quarter 2023 BUCs Distribution	0.07	12/13/2023	12/29/2023	1/31/2024	0.00415
subtotal	0.21

2022 BUCs Distributions
Third Quarter 2022 BUCs Distribution	$0.20	9/14/2022	9/30/2022	10/31/2022	0.01044
Fourth Quarter 2022 BUCs Distribution	0.20	12/19/2022	12/30/2022	1/31/2023	0.01050
subtotal	0.40

Total	$0.61

(1)
The ratio represents the number of BUCs distributed for each BUC outstanding as of the respective record dates. The ratio was determined based on the closing BUC price on the NYSE on the day prior to the respective declaration dates.
4. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership’s consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the years ended December 31, 2023 and 2022.

5. Variable Interest Entities

Consolidated Variable Interest Entities ("VIEs")

The Partnership has determined the TOB, term TOB, TEBS financings, and TEBS Residual Financing are VIEs where the Partnership is the primary beneficiary. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The agreements related to the TOB, term TOB, TEBS financings, and TEBS Residual Financing stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If the underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, term TOB, TEBS financings, and TEBS Residual Financing on a consolidated basis. The Partnership reports the senior securities related to the TOB, term TOB, TEBS financings, and TEBS Residual Financing as secured debt financings on the Partnership’s consolidated balance sheets (Note 16). The investment assets securing the TOB, term TOB, TEBS financings, and TEBS Residual Financing are reported as assets on the Partnership’s consolidated balance sheets (Notes 6, 7, 8 and 12).

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

The Partnership held variable interests in 33 and 35 non-consolidated VIEs as of December 31, 2023 and 2022, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of December 31, 2023 and 2022:

	Maximum Exposure to Loss of Non-consolidated VIEs
	December 31, 2023	December 31, 2022
Mortgage revenue bonds	$98,336,213	$71,629,581
Taxable mortgage revenue bonds	13,520,631	3,044,829
Governmental issuer loans	202,547,300	300,230,435
Taxable governmental issuer loans	13,573,000	8,000,000
Property loans	107,511,750	169,002,497
Investments in unconsolidated entities	136,653,246	115,790,841
	$572,142,140	$667,698,183

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of December 31, 2023 is equal to the Partnership’s cost adjusted for paydowns. The difference between the MRB carrying value in the

Partnership's consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $125.6 million and $16.4 million, respectively, as of December 31, 2023 (Note 19).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the GILs, taxable GILs, property loans and investments in unconsolidated entities as of December 31, 2023 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $51.1 million, $53.6 million, $19.9 million, and $49.4 million, respectively, as of December 31, 2023 (Note 19).

6. Mortgage Revenue Bonds

The Partnership invests in MRBs that are issued by state and local governments, their agencies, and authorities to finance the construction or acquisition and rehabilitation of income-producing affordable multifamily, seniors housing and skilled nursing properties. An MRB does not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on an MRB. An MRB is a non-recourse obligation of the property owner. Each MRB is collateralized by a mortgage on all real and personal property of the secured property. Typically, the sole source of the funds to pay principal and interest on an MRB is the net cash flow or the sale or refinancing proceeds from the secured property. The Partnership may commit to provide funding for MRBs on a draw-down basis during construction and/or rehabilitation of secured property and may require recourse to the borrower during the construction or rehabilitation period in certain instances.

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

The Partnership had the following MRB investments as of December 31, 2023 and 2022:

	December 31, 2023
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (5)	AZ	$7,667,299	$2,717,033	$-	$10,384,332
40rty on Colony - Series P (5)	CA	5,964,008	739,204	-	6,703,212
Courtyard - Series A (3)	CA	9,774,107	845,146	-	10,619,253
Glenview Apartments - Series A (2)	CA	4,312,025	298,507	-	4,610,532
Harmony Court Bakersfield - Series A (3)	CA	3,563,775	275,305	-	3,839,080
Harmony Terrace - Series A (3)	CA	6,598,285	573,928	-	7,172,213
Harden Ranch - Series A (1)	CA	6,355,567	441,345	-	6,796,912
Las Palmas II - Series A (3)	CA	1,616,607	128,930	-	1,745,537
Lutheran Gardens (6), (7)	CA	10,352,000	-	(30,994)	10,321,006
Montclair Apartments - Series A (2)	CA	2,336,065	170,291	-	2,506,356
Montecito at Williams Ranch Apartments - Series A (5)	CA	7,442,435	846,333	-	8,288,768
Montevista - Series A (5)	CA	6,607,973	992,675	-	7,600,648
Residency at Empire - Series BB-1 (5)	CA	14,117,540	1,004,021	-	15,121,561
Residency at Empire - Series BB-2 (5)	CA	4,000,000	320,446	-	4,320,446
Residency at Empire - Series BB-3 (5)	CA	5,055,000	575,709	-	5,630,709
Residency at the Entrepreneur - Series J-1 (5)	CA	9,085,429	181,504	-	9,266,933
Residency at the Entrepreneur - Series J-2 (5)	CA	7,500,000	222,445	-	7,722,445
Residency at the Entrepreneur - Series J-3 (5)	CA	12,300,000	697,895	-	12,997,895
Residency at the Mayer - Series A (5)	CA	29,560,945	-	-	29,560,945
San Vicente - Series A (3)	CA	3,333,357	265,848	-	3,599,205
Santa Fe Apartments - Series A (2)	CA	2,830,055	206,301	-	3,036,356
Seasons at Simi Valley - Series A (3)	CA	4,083,273	443,901	-	4,527,174
Seasons Lakewood - Series A (3)	CA	7,028,608	611,358	-	7,639,966
Seasons San Juan Capistrano - Series A (3)	CA	11,833,880	992,473	-	12,826,353
Summerhill - Series A (3)	CA	6,136,763	381,019	-	6,517,782
Sycamore Walk - Series A (3)	CA	3,380,901	226,216	-	3,607,117
The Village at Madera - Series A (3)	CA	2,947,519	227,699	-	3,175,218
Tyler Park Townhomes - Series A (1)	CA	5,533,307	119,693	-	5,653,000
Village at Hanford Square - Series H (5)	CA	10,400,000	1,073,808	-	11,473,808
Vineyard Gardens - Series A (5)	CA	3,874,962	461,663	-	4,336,625
Westside Village Market - Series A (1)	CA	3,616,007	223,459	-	3,839,466
MaryAlice Circle Apartments (5)	GA	5,900,000	880,643	-	6,780,643
Copper Gate Apartments (1), (7)	IN	4,780,000	-	(5)	4,779,995
Renaissance - Series A (2)	LA	10,429,392	1,221,077	-	11,650,469
Live 929 Apartments - Series 2022A (5)	MD	58,333,646	3,275,636	-	61,609,282
Meadow Valley (5), (8)	MI	20,863,114	-	(920,148)	19,942,966
Jackson Manor Apartments (5)	MS	4,824,474	209,082	-	5,033,556
Village Point (6)	NJ	23,000,000	192,788	-	23,192,788
Silver Moon - Series A (2)	NM	7,480,455	928,841	-	8,409,296
Village at Avalon (4)	NM	15,808,184	1,962,627	-	17,770,811
Columbia Gardens (3)	SC	12,351,218	807,633	-	13,158,851
Companion at Thornhill Apartments (3)	SC	10,639,506	598,197	-	11,237,703
The Ivy Apartments (5)	SC	30,567,832	1,933,208	-	32,501,040
The Palms at Premier Park Apartments (1)	SC	17,872,527	427,099	-	18,299,626
The Park at Sondrio - Series 2022A (5)	SC	38,100,000	2,682,964	-	40,782,964
The Park at Vietti - Series 2022A (5)	SC	26,985,000	1,972,695	-	28,957,695
Village at River's Edge (3)	SC	9,566,110	1,000,545	-	10,566,655
Willow Run (3)	SC	12,180,025	817,941	-	12,997,966
Windsor Shores Apartments - Series A (5)	SC	21,545,000	1,530,085	-	23,075,085
Arbors at Hickory Ridge (1)	TN	10,417,646	1,805,985	-	12,223,631
Avistar at Copperfield - Series A (5)	TX	13,378,386	983,586	-	14,361,972
Avistar at the Crest - Series A (1)	TX	8,762,826	909,437	-	9,672,263
Avistar at the Oaks - Series A (1)	TX	7,091,928	666,990	-	7,758,918
Avistar at the Parkway - Series A (2)	TX	12,270,653	830,179	-	13,100,832
Avistar at Wilcrest - Series A (5)	TX	5,070,137	313,010	-	5,383,147
Avistar at Wood Hollow - Series A (5)	TX	38,497,436	2,648,201	-	41,145,637
Avistar in 09 - Series A (1)	TX	6,123,600	593,430	-	6,717,030
Avistar on the Boulevard - Series A (1)	TX	14,928,425	1,346,449	-	16,274,874
Avistar on the Hills - Series A (1)	TX	4,855,291	470,520	-	5,325,811
Bruton Apartments (3), (7)	TX	17,220,941	-	(13,366)	17,207,575
Concord at Gulfgate - Series A (3)	TX	18,190,721	1,807,038	-	19,997,759
Concord at Little York - Series A (3)	TX	12,743,460	1,302,221	-	14,045,681
Concord at Williamcrest - Series A (3)	TX	19,740,985	2,017,280	-	21,758,265
Crossing at 1415 - Series A (3)	TX	7,082,698	565,843	-	7,648,541
Decatur Angle (3), (7)	TX	21,646,255	-	(16,674)	21,629,581
Esperanza at Palo Alto (3)	TX	18,751,278	2,480,537	-	21,231,815
Heights at 515 - Series A (3)	TX	6,484,332	602,199	-	7,086,531
Heritage Square - Series A (2)	TX	10,186,405	606,579	-	10,792,984
Oaks at Georgetown - Series A (3)	TX	11,790,848	838,472	-	12,629,320
15 West Apartments (3)	WA	9,371,808	1,478,567	-	10,850,375
Mortgage revenue bonds held in trust		$825,040,234	$58,971,739	$(981,187)	$883,030,786

(1)
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
(4)
MRB held by Morgan Stanley in a debt financing transaction, Note 16
(5)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16
(6)
MRB held by Barclays Capital Inc. in a debt financing transaction, Note 16.
(7)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of December 31, 2023, the MRB has been in an unrealized loss position for less than 12 months.
(8)
The Partnership has a remaining MRB funding commitment of approximately $23.2 million as of December 31, 2023. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of December 31, 2023 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of December 31, 2023, the MRB has been in an unrealized loss position for more than 12 months.

	December 31, 2023
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
CCBA Senior Garden Apartments	CA	$3,757,268	$158,840	$-	$3,916,108
Ocotillo Springs - Series A (1)	CA	3,489,096	-	(59,805)	3,429,291
Ocotillo Springs - Series A-1	CA	499,117	95,386	-	594,503
Residency at the Entrepreneur - Series J-5	CA	1,000,000	-	-	1,000,000
Solano Vista - Series A	CA	2,611,955	338,125	-	2,950,080
Handsel Morgan Village Apartments	GA	2,150,000	300,188	-	2,450,188
Brookstone	IL	7,229,475	1,071,177	-	8,300,652
Provision Center 2014-1	TN	926,475	-	-	926,475
Avistar at the Crest - Series B	TX	718,332	49,845	-	768,177
Avistar at the Oaks - Series B	TX	526,318	35,066	-	561,384
Avistar at the Parkway - Series B	TX	122,701	19,352	-	142,053
Avistar in 09 - Series B	TX	434,165	28,926	-	463,091
Avistar on the Boulevard - Series B	TX	426,835	27,507	-	454,342
Runnymede (2)	TX	9,390,000	-	(1,121)	9,388,879
Southpark	TX	11,133,003	1,166,283	-	12,299,286
Mortgage revenue bonds		$44,414,740	$3,290,695	$(60,926)	$47,644,509
(1)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of December 31, 2023, the MRB has been in an unrealized loss position for more than 12 months.
(2)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of December 31, 2023, the MRB has been in an unrealized loss position for less than 12 months.

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
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of December 31, 2022, the MRB has been in an unrealized loss position for less than 12 months.

	December 31, 2022
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
CCBA Senior Garden Apartments	CA	$3,792,700	$42,672	$-	$3,835,372
Residency at Empire - Series BB-1	CA	14,118,500	-	-	14,118,500
Residency at Empire - Series BB-2	CA	4,000,000	-	-	4,000,000
Residency at Empire - Series BB-3	CA	55,000	-	-	55,000
Solano Vista - Series A	CA	2,631,168	297,861	-	2,929,029
Meadow Valley (1)	MI	4,833,437	-	(1,193,085)	3,640,352
Greens Property - Series B	NC	915,039	122	-	915,161
Provision Center 2014-1	TN	4,294,939	-	-	4,294,939
Avistar at the Crest - Series B	TX	724,747	53,132	-	777,879
Avistar at the Oaks - Series B	TX	530,829	33,406	-	564,235
Avistar at the Parkway - Series B	TX	123,176	22,510	-	145,686
Avistar in 09 - Series B	TX	437,886	27,557	-	465,443
Avistar on the Boulevard - Series B	TX	430,647	26,816	-	457,463
Mortgage revenue bonds		$36,888,068	$504,076	$(1,193,085)	$36,199,059
(1)
The Partnership has a remaining MRB funding commitment of $39.3 million as of December 31, 2022. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of December 31, 2022 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of December 31, 2022, the MRB has been in an unrealized loss position for more than 12 months.

The Partnership has accrued interest receivable related to its MRBs of $4.7 million and $4.3 million as of December 31, 2023 and 2022, respectively, that is reported as interest receivable, net in the Partnership's consolidated balance sheets.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of December 31, 2023. See Note 19 for additional information regarding the Partnership’s MRB funding commitments.

See Note 24 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the Partnership's consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

On January 1, 2023, the Partnership adopted ASU 2016-13 which made certain changes to the determination of allowances for MRBs. See Note 13 for information regarding the Partnership’s allowance for credit losses.

Activity in 2023:

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the year ended December 31, 2023:

Property Name	Month Acquired	Property Location	Units		Maturity Date	Interest Rate		Initial Principal Funding
Windsor Shores Apartments - Series A	January	Columbia, SC	176		2/1/2030	6.50%		$21,545,000
The Ivy Apartments	January	Greenville, SC	212		2/1/2030	6.50%		30,500,000
Residency at the Entrepreneur - Series J-5 (1)	February	Los Angeles, CA	200		4/1/2025	SOFR + 3.60%	(2)	1,000,000
Handsel Morgan Village Apartments	April	Buford, GA	45		3/1/2041	6.75%		2,150,000
MaryAlice Circle Apartments	April	Buford, GA	98		3/1/2041	6.75%		5,900,000
Village at Hanford Square - Series H	May	Hanford, CA	100		5/1/2030	6.65%		10,400,000
Village Point	May	Monroe Township, NJ	120	(3)	6/1/2030	6.875%		23,000,000
40rty on Colony - Series P	June	La Mesa, CA	40		6/1/2030	7.05%		5,950,000
The Safford (4)	October	Marana, AZ	200		10/10/2026	7.59%		7,560,034
								$108,005,034
(1)
The Partnership has committed to provide funding for the Series J-5 MRB totaling $5.0 million. See Note 19.
(2)
The interest rate is subject to an all-in floor of 3.87%.
(3)
Village Point is a seniors housing property with 120 beds in 92 units.
(4)
The Partnership has committed to provide funding for The Safford MRB totaling $43.0 million. See Note 19.

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
					$4,000,000

In November 2023, the Jackson Manor Apartments property achieved stabilization and the borrower converted to permanent financing. The Jackson Manor Apartments MRB was paid down to its permanent financing size of $4.8 million. The following table summarizes the terms of the Jackson Manor Apartments MRB after conversion:

Property Name	Property Location	Units	Maturity Date	Fixed Interest Rate	Post-Conversion Principal
Jackson Manor Apartments	Jackson, MS	60	5/1/2038	5.00%	$4,828,000

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership's carrying value plus accrued interest during the year ended December 31, 2023:

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
(5)
The Partnership has committed to provide additional funding during construction for the Series BB-3 and Series BB-4 MRBs of $13.9 million and $47.0 million, respectively. See Note 19.
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

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the year ended December 31, 2022:

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

Geographic Concentrations

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States with significant concentrations in Texas, California and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2023	December 31, 2022
Texas	32%	37%
California	25%	26%
South Carolina	21%	17%

The following tables represent a description of certain terms of the Partnership’s MRBs as of December 31, 2023, and 2022:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2023
15 West Apartments - Series A (3)	2016	Vancouver, WA	7/1/2054	6.25%	$9,371,808
40rty on Colony - Series P (5)	2023	La Mesa, CA	6/1/2030	7.05%	5,950,000
Arbors at Hickory Ridge (1)	2012	Memphis, TN	1/1/2049	6.25%	10,379,348
Avistar at Copperfield - Series A (5)	2017	Houston, TX	5/1/2054	5.75%	13,378,386
Avistar on the Boulevard - Series A (1)	2013	San Antonio, TX	3/1/2050	6.00%	14,928,425
Avistar at the Crest - Series A (1)	2013	San Antonio, TX	3/1/2050	6.00%	8,762,826
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,145,167
Avistar at the Oaks - Series A (1)	2013	San Antonio, TX	8/1/2050	6.00%	7,091,928
Avistar in 09 - Series A (1)	2013	San Antonio, TX	8/1/2050	6.00%	6,123,600
Avistar on the Hills - Series A (1)	2013	San Antonio, TX	8/1/2050	6.00%	4,855,291
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	960,483
Avistar at the Parkway - Series A (2)	2015	San Antonio, TX	5/1/2052	6.00%	12,270,653
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	122,701
Avistar at Wilcrest - Series A (5)	2017	Houston, TX	5/1/2054	5.75%	5,070,137
Avistar at Wood Hollow - Series A (5)	2017	Austin, TX	5/1/2054	5.75%	38,497,436
Brookstone	2009	Waukegan, IL	5/1/2040	5.45%	8,268,029
Bruton Apartments (3)	2014	Dallas, TX	8/1/2054	6.00%	17,220,941
CCBA Senior Garden Apartments	2022	San Diego, CA	7/1/2037	4.50%	3,757,268
Columbia Gardens (3)	2015	Columbia, SC	12/1/2050	5.50%	12,282,000
Companion at Thornhill Apartments (3)	2016	Lexington, SC	1/1/2052	5.80%	10,639,506
Concord at Gulfgate - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	18,190,721
Concord at Little York - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	12,743,460
Concord at Williamcrest - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	19,740,985
Copper Gate Apartments (1)	2013	Lafayette, IN	12/1/2029	6.25%	4,780,000
Courtyard - Series A (3)	2016	Fullerton, CA	12/1/2033	5.00%	9,774,107
Crossing at 1415 - Series A (3)	2015	San Antonio, TX	12/1/2052	6.00%	7,082,698
Decatur Angle (3)	2014	Fort Worth, TX	1/1/2054	5.75%	21,646,255
Esperanza at Palo Alto (3)	2018	San Antonio, TX	7/1/2058	5.80%	18,751,278
Glenview Apartments - Series A (2)	2014	Cameron Park, CA	12/1/2031	5.75%	4,312,025
Handsel Morgan Village Apartments	2023	Buford, GA	3/1/2041	6.75%	2,150,000
Harden Ranch - Series A (1)	2014	Salinas, CA	3/1/2030	5.75%	6,355,567
Harmony Court Bakersfield - Series A (3)	2016	Bakersfield, CA	12/1/2033	5.00%	3,563,775
Harmony Terrace - Series A (3)	2016	Simi Valley, CA	1/1/2034	5.00%	6,598,285
Heights at 515 - Series A (3)	2015	San Antonio, TX	12/1/2052	6.00%	6,484,332
Heritage Square - Series A (2)	2014	Edinburg, TX	9/1/2051	6.00%	10,186,405
The Ivy Apartments (5)	2023	Greensville, SC	2/1/2030	6.50%	30,500,000
Jackson Manor Apartments (5)	2021	Jackson, MS	5/1/2038	5.00%	4,824,474
Las Palmas II - Series A (3)	2016	Coachella, CA	11/1/2033	5.00%	1,616,607
Live 929 Apartments - Series 2022A (5)	2022	Baltimore, MD	1/1/2060	4.30%	66,365,000
Lutheran Gardens (6)	2021	Compton, CA	2/1/2025	4.90%	10,352,000
MaryAlice Circle Apartments (5)	2023	Buford, GA	3/1/2041	6.75%	5,900,000
Meadow Valley (5)	2021	Garfield Charter Township, MI	12/1/2029	6.25%	20,755,000
Montclair Apartments - Series A (2)	2014	Lemoore, CA	12/1/2031	5.75%	2,336,065
Montecito at Williams Ranch Apartments - Series A (5)	2017	Salinas, CA	10/1/2034	5.50%	7,442,435
Montevista - Series A (5)	2019	San Pablo, CA	7/1/2036	5.75%	6,607,973
Oaks at Georgetown - Series A (3)	2016	Georgetown, TX	1/1/2034	5.00%	11,790,848
Ocotillo Springs - Series A	2020	Brawley, CA	8/1/2038	4.35%	3,489,096
Ocotillo Springs - Series A-1	2023	Brawley, CA	8/1/2038	6.50%	499,117
Park at Sondrio - Series 2022A (5)	2022	Greenville, SC	1/1/2030	6.50%	38,100,000
Park at Vietti - Series 2022A (5)	2022	Spartanburg, SC	1/1/2030	6.50%	26,985,000
Provision Center 2014-1	2014	Knoxville, TN	5/1/2034	6.00%	6,636,596
Renaissance - Series A (2)	2015	Baton Rouge, LA	6/1/2050	6.00%	10,429,392
Residency at Empire - Series BB-1 (5)	2022	Burbank, CA	12/1/2040	6.45%	14,000,000
Residency at Empire - Series BB-2 (5)	2022	Burbank, CA	12/1/2040	6.45%	4,000,000
Residency at Empire - Series BB-3 (5)	2022	Burbank, CA	12/1/2040	6.45%	5,055,000
Residency at the Entrepreneur - Series J-1 (5)	2022	Los Angeles, CA	3/31/2040	6.00%	9,000,000
Residency at the Entrepreneur - Series J-2 (5)	2022	Los Angeles, CA	3/31/2040	6.00%	7,500,000
Residency at the Entrepreneur - Series J-3 (5)	2022	Los Angeles, CA	3/31/2040	6.00%	12,300,000
Residency at the Entrepreneur - Series J-5	2023	Los Angeles, CA	4/1/2025	SOFR + 3.60%	1,000,000
Residency at the Mayer - Series A (5)	2021	Hollywood, CA	4/1/2039	SOFR + 3.60%	29,500,000
Runnymede	2007	Austin, TX	10/1/2024	6.00%	9,390,000
The Safford (5)	2023	Marana, AZ	10/10/2026	7.59%	7,560,034
San Vicente - Series A (3)	2016	Soledad, CA	11/1/2033	5.00%	3,333,357
Santa Fe Apartments - Series A (2)	2014	Hesperia, CA	12/1/2031	5.75%	2,830,055
Seasons at Simi Valley - Series A (3)	2015	Simi Valley, CA	9/1/2032	5.75%	4,083,273
Seasons Lakewood - Series A (3)	2016	Lakewood, CA	1/1/2034	5.00%	7,028,608
Seasons San Juan Capistrano - Series A (3)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	11,833,880
Silver Moon - Series A (2)	2015	Albuquerque, NM	8/1/2055	6.00%	7,480,455
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,611,955
Southpark	2009	Austin, TX	12/1/2049	6.13%	12,300,000
Summerhill - Series A (3)	2016	Bakersfield, CA	12/1/2033	5.00%	6,136,763
Sycamore Walk - Series A (3)	2015	Bakersfield, CA	1/1/2033	5.25%	3,380,901
The Palms at Premier Park Apartments (1)	2013	Columbia, SC	1/1/2050	6.25%	17,872,527
Tyler Park Townhomes (1)	2013	Greenfield, CA	1/1/2030	5.75%	5,533,307
The Village at Madera - Series A (3)	2016	Madera, CA	12/1/2033	5.00%	2,947,519
Village at Avalon (4)	2018	Albuquerque, NM	1/1/2059	5.80%	15,808,184
Village at Hanford Square - Series H (5)	2023	Hanford, CA	5/1/2030	6.65%	10,400,000
Village Point Apartments (6)	2023	Monroe, NJ	6/1/2030	6.875%	23,000,000
Village at River's Edge (3)	2017	Columbia, SC	6/1/2033	6.00%	9,566,110
Vineyard Gardens - Series A (5)	2017	Oxnard, CA	1/1/2035	5.50%	3,874,962
Westside Village Market (1)	2013	Shafter, CA	1/1/2030	5.75%	3,616,007
Willow Run (3)	2015	Columbia, SC	12/1/2050	5.50%	12,111,000
Windsor Shores Apartments (5)	2023	Columbia, SC	2/1/2030	6.50%	21,545,000
					$884,664,326

(1)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(2)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(3)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(4)
MRB held by Morgan Stanley in a secured financing transaction, Note 16
(5)
MRB held by Mizuho Capital Markets, LLC in a secured financing transaction, Note 16
(6)
MRB held by Barclays Capital Inc. in a secured financing transaction, Note 16

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2022
15 West Apartments - Series A (4)	2016	Vancouver, WA	7/1/2054	6.25%	$9,454,318
Arbors at Hickory Ridge (2)	2012	Memphis, TN	1/1/2049	6.25%	10,545,462
Avistar at Copperfield - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	13,532,636
Avistar on the Boulevard - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	15,155,942
Avistar at the Crest - Series A (2)	2013	San Antonio, TX	3/1/2050	6.00%	8,896,378
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,155,394
Avistar at the Oaks - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	7,196,674
Avistar in 09 - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	6,214,048
Avistar on the Hills - Series A (2)	2013	San Antonio, TX	8/1/2050	6.00%	4,927,003
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	968,715
Avistar at the Parkway - Series A (3)	2015	San Antonio, TX	5/1/2052	6.00%	12,429,842
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	123,176
Avistar at Wilcrest - Series A (6)	2017	Houston, TX	5/1/2054	5.75%	5,128,595
Avistar at Wood Hollow - Series A (6)	2017	Austin, TX	5/1/2054	5.75%	38,941,304
Brookstone (1)	2009	Waukegan, IL	5/1/2040	5.45%	8,403,386
Bruton Apartments (4)	2014	Dallas, TX	8/1/2054	6.00%	17,381,296
CCBA Senior Garden Apartments	2022	San Diego, CA	7/1/2037	4.50%	3,792,700
Columbia Gardens (4)	2015	Columbia, SC	12/1/2050	5.50%	12,455,000
Companion at Thornhill Apartments (4)	2016	Lexington, SC	1/1/2052	5.80%	10,786,181
Concord at Gulfgate - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	18,404,942
Concord at Little York - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	12,893,533
Concord at Williamcrest - Series A (4)	2015	Houston, TX	2/1/2032	6.00%	19,973,464
Copper Gate Apartments (2)	2013	Lafayette, IN	12/1/2029	6.25%	4,840,000
Courtyard - Series A (4)	2016	Fullerton, CA	12/1/2033	5.00%	9,874,603
Crossing at 1415 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	7,170,756
Decatur Angle (4)	2014	Fort Worth, TX	1/1/2054	5.75%	21,866,672
Esperanza at Palo Alto (4)	2018	San Antonio, TX	7/1/2058	5.80%	18,916,082
Glenview Apartments - Series A (3)	2014	Cameron Park, CA	12/1/2031	5.75%	4,372,370
Greens Property - Series A (2)	2012	Durham, NC	10/1/2047	6.50%	7,599,000
Greens Property - Series B	2012	Durham, NC	10/1/2047	12.00%	915,039
Harden Ranch - Series A (2)	2014	Salinas, CA	3/1/2030	5.75%	6,449,455
Harmony Court Bakersfield - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	3,600,418
Harmony Terrace - Series A (4)	2016	Simi Valley, CA	1/1/2034	5.00%	6,665,787
Heights at 515 - Series A (4)	2015	San Antonio, TX	12/1/2052	6.00%	6,564,951
Heritage Square - Series A (3)	2014	Edinburg, TX	9/1/2051	6.00%	10,325,196
Jackson Manor Apartments (6)	2021	Jackson, MS	5/1/2038	5.00%	6,900,000
Las Palmas II - Series A (4)	2016	Coachella, CA	11/1/2033	5.00%	1,633,397
Live 929 Apartments - Series 2022A (6)	2022	Baltimore, MD	1/1/2060	4.30%	66,365,000
Lutheran Gardens (7)	2021	Compton, CA	2/1/2025	4.90%	10,352,000
Meadow Valley	2021	Garfield Charter Township, MI	12/1/2029	6.25%	4,723,437
Montclair Apartments - Series A (3)	2014	Lemoore, CA	12/1/2031	5.75%	2,368,757
Montecito at Williams Ranch Apartments - Series A (6)	2017	Salinas, CA	10/1/2034	5.50%	7,507,111
Montevista - Series A (6)	2019	San Pablo, CA	7/1/2036	5.75%	6,656,219
Oaks at Georgetown - Series A (4)	2016	Georgetown, TX	1/1/2034	5.00%	11,911,472
Ocotillo Springs - Series A (6)	2020	Brawley, CA	8/1/2037	LIBOR + 3.25%	11,090,000
Park at Sondrio - Series 2022A (6)	2022	Greenville, SC	1/1/2030	6.50%	38,100,000
Park at Vietti - Series 2022A (6)	2022	Spartanburg, SC	1/1/2030	6.50%	26,985,000
Provision Center 2014-1	2014	Knoxville, TN	5/1/2034	6.00%	10,000,000
Renaissance - Series A (3)	2015	Baton Rouge, LA	6/1/2050	6.00%	10,585,375
Residency at Empire - Series BB-1	2022	Burbank, CA	12/1/2040	6.45%	14,000,000
Residency at Empire - Series BB-2	2022	Burbank, CA	12/1/2040	6.45%	4,000,000
Residency at Empire - Series BB-3	2022	Burbank, CA	12/1/2040	6.45%	55,000
Residency at the Entrepreneur - Series J-1 (6)	2022	Los Angeles, CA	3/31/2040	6.00%	9,000,000
Residency at the Entrepreneur - Series J-2 (6)	2022	Los Angeles, CA	3/31/2040	6.00%	7,500,000
Residency at the Entrepreneur - Series J-3 (6)	2022	Los Angeles, CA	3/31/2040	6.00%	3,900,000
Residency at the Mayer - Series A (6)	2021	Hollywood, CA	4/1/2039	SOFR + 3.60%	26,000,000
Runnymede (1)	2007	Austin, TX	10/1/2024	6.00%	9,535,000
San Vicente - Series A (4)	2016	Soledad, CA	11/1/2033	5.00%	3,367,978
Santa Fe Apartments - Series A (3)	2014	Hesperia, CA	12/1/2031	5.75%	2,869,660
Seasons at Simi Valley - Series A (4)	2015	Simi Valley, CA	9/1/2032	5.75%	4,137,438
Seasons Lakewood - Series A (4)	2016	Lakewood, CA	1/1/2034	5.00%	7,100,512
Seasons San Juan Capistrano - Series A (4)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	11,954,944
Silver Moon - Series A (3)	2015	Albuquerque, NM	8/1/2055	6.00%	7,557,312
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,631,168
Southpark (1)	2009	Austin, TX	12/1/2049	6.13%	12,495,000
Summerhill - Series A (4)	2016	Bakersfield, CA	12/1/2033	5.00%	6,199,861
Sycamore Walk - Series A (4)	2015	Bakersfield, CA	1/1/2033	5.25%	3,428,986
The Palms at Premier Park Apartments (2)	2013	Columbia, SC	1/1/2050	6.25%	18,137,042
Tyler Park Townhomes (2)	2013	Greenfield, CA	1/1/2030	5.75%	5,616,043
The Village at Madera - Series A (4)	2016	Madera, CA	12/1/2033	5.00%	2,977,825
Village at Avalon (5)	2018	Albuquerque, NM	1/1/2059	5.80%	15,942,559
Village at River's Edge (4)	2017	Columbia, SC	6/1/2033	6.00%	9,649,659
Vineyard Gardens - Series A (6)	2017	Oxnard, CA	1/1/2035	5.50%	3,908,104
Westside Village Market (2)	2013	Shafter, CA	1/1/2030	5.75%	3,670,075
Willow Run (4)	2015	Columbia, SC	12/1/2050	5.50%	12,282,000
					$771,014,252
(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS), Note 16
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 16
(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 16
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 16
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 16
(6)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 16
(7)
MRB held by Barclays Capital Inc. in a secured financing transaction, Note 16

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

All GILs were held in trust in connection with TOB trust financings as of December 31, 2023 and 2022 (Note 16). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of December 31, 2023 and 2022:

						As of December 31, 2023
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	8.46%	34,620,000
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2024	SIFMA + 3.75%	7.62%	23,390,000
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	8.38%	60,000,000
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	8.61%	25,000,000
Willow Place Apartments Supplemental	November 2023	McDonough, GA	n/a	10/1/2024	SOFR + 3.45%	8.76%	1,500,000
Magnolia Heights (3)	June 2022	Covington, GA	200	7/1/2024	SOFR + 3.85%	9.16%	20,400,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	19,846,000
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	9,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	16,550,000
Sandy Creek Apartments (3)	August 2023	Bryan, TX	140	9/1/2026	7.83% (5)	7.83%	12,100,000
			1,627				$222,947,300
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

The Partnership has accrued interest receivable related to its GILs of $1.5 million and $3.8 million as of December 31, 2023 and 2022, respectively, that is reported as interest receivable, net in the Partnership’s consolidated balance sheets.

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs and property loans (Note 8) with total outstanding principal of $133.2 million and $73.5 million, respectively, as of December 31, 2023. The guaranties relate to the Partnership’s investments in Legacy Commons at Signal Hills, Osprey Village, Willow Place Apartments, and Sandy Creek Apartments.

The Partnership has remaining commitments to provide funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of December 31, 2023. See Note 19 for further information regarding the Partnership's GIL funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. The Partnership’s allowance for credit losses associated with its GILs was approximately $1.3 million as of December 31, 2023. See Note 13 for information regarding the Partnership’s allowance for credit losses.

Activity in 2023

During 2023, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Oasis at Twin Lakes	June 2023	$34,000,000
Hope on Broadway	July 2023	13,105,623
Hilltop at Signal Hills	August 2023	24,450,000
Centennial Crossings	September 2023	33,080,000
Scharbauer Flats Apartments	November 2023	40,000,000
		$144,635,623

In June 2023, the Partnership recognized a fee of approximately $100,000 in other income in connection with an extension of the maturity date of the Scharbauer Flats Apartments GIL to January 1, 2024. In July 2023, the Partnership received a fee of approximately $70,000 in other income in connection with an extension of the maturity date of the Hope on Avalon GIL to February 1, 2024.

In August 2023, the Partnership entered into and fully funded a $12.1 million GIL commitment to provide acquisition/rehabilitation financing for Sandy Creek Apartments.

In November 2023, the Partnership entered into a $1.5 million GIL commitment to provide additional funding to Willow Place Apartments.

Activity in 2022

During 2022, the Partnership entered into multiple GIL commitments to provide construction financing for the underlying properties on a draw-down basis as summarized below.

•
$20.4 million commitment related to Magnolia Heights;
•
$35.7 million commitment related to Poppy Grove I;
•
$22.3 million commitment related to Poppy Grove II; and
•
$39.1 million commitment related to Poppy Grove III.

8. Property Loans

The following tables summarize the Partnership’s property loans, net of asset specific allowances for credit losses, as of December 31, 2023 and 2022:

	December 31, 2023
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Legacy Commons at Signal Hills	$32,233,972	$-	$32,233,972	2/1/2024	SOFR + 3.07%
Magnolia Heights	8,118,546	-	8,118,546	7/1/2024	SOFR + 3.85%
Osprey Village	14,998,296	-	14,998,296	8/1/2024	SOFR + 3.07%
Osprey Village Supplemental	4,600,000	-	4,600,000	8/1/2024	SOFR + 3.22%
Sandy Creek Apartments	2,419,876	-	2,419,876	9/1/2026	8.63% (2)
Willow Place Apartments	18,875,606	-	18,875,606	10/1/2024	SOFR + 3.30%
Willow Place Apartments Supplemental	339,000	-	339,000	10/1/2024	SOFR + 3.45%
Subtotal	81,585,296	-	81,585,296

Mezzanine Financing (3)
SoLa Impact Opportunity Zone Fund	$34,045,000	$-	$34,045,000	12/30/2024	7.875%

Other
The 50/50 MF Property	$5,977,314	$-	$5,977,314	3/11/2048	9.00%
Avistar (February 2013 portfolio)	201,972	-	201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	6,925,908	(495,000)	6,430,908

Total	$122,556,204	$(495,000)	$122,061,204
(1)
The property loans are held in trust in connection with TOB trust financings (Note 16) with the exception of the Osprey Village Supplemental and Willow Place Apartments Supplemental property loans. The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrowers have guaranteed limited-to-full payment of principal and accrued interest on the property loans. The borrowers may elect to extend the maturity dates for periods ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee. The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.
(2)
The interest rate will convert to a variable rate of Term SOFR + 3.35% on February 1, 2025.
(3)
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

The Partnership has accrued interest receivable related to its property loans of $1.7 million and $3.2 million as of December 31, 2023 and 2022, respectively, that is reported as interest receivable, net in the Partnership’s consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured properties as of December 31, 2023. See Note 19 for further information regarding the Partnership’s remaining property loan funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. The Partnership's allowances for credit losses associated with its property loans was approximately $2.0 million as of December 31, 2023. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in 2023

The following property loan principal payments were received during the year ended December 31, 2023:

Property Name	Month Repaid	Principal Proceeds
Greens Property	February 2023	$850,000
Scharbauer Flats	February 2023	10,773,236
Centennial Crossings	March 2023	6,692,344
SoLa Impact Opportunity Zone Fund	May 2023	3,790,000
Magnolia Heights	June 2023	2,181,454
Oasis at Twin Lakes	June 2023	24,018,657
SoLa Impact Opportunity Zone Fund	August 2023	1,165,000
Hilltop at Signal Hills	August 2023	21,197,939
Centennial Crossings	September 2023	17,557,656
Scharbauer Flats	November 2023	13,386,764
		$101,613,050

Concurrent with the redemption of the Greens Property loan, the Partnership received cash as payment for accrued interest of approximately $1.6 million.

In June 2023, the Partnership recognized a fee of approximately $33,000 in other income in connection with an extension of the maturity date of the Scharbauer Flats Apartments property loan to January 2024.

In August 2023, concurrent with the acquisition of the Sandy Creek Apartments GIL (Note 7), the Partnership committed to provide a property loan up to $7.8 million for the acquisition/rehabilitation of the underlying property on a draw-down basis. The property loan and associated GIL are on parity and share a first mortgage position on all real and personal property associated with the secured property.

In November 2023, the Partnership entered into a $1.8 million property loan commitment to provide additional funding to Willow Place Apartments.

In December 2023, the Partnership entered into a $4.6 million property loan commitment to provide additional financing to Osprey Village.

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

An affiliate of the Vantage unconsolidated entities guarantees a preferred return on the Partnership’s invested capital through a date approximately five years after commencement of construction in connection with the Vantage investments.

The following table provides the details of the investments in unconsolidated entities as of December 31, 2023 and 2022:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of December 31, 2023	Carrying Value as of December 31, 2022
Current Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	$13,235,090	13,051,936
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	13,908,660	12,590,292
Vantage at Loveland	Loveland, CO	288		April 2021	N/A	20,464,906	18,109,568
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	15,090,681	14,029,032
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	12,996,316	12,000,297
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	N/A	13,131,272	12,253,749
Freestone Greeley	Greeley, CO	296		N/A	N/A	5,346,007	4,775,708
Freestone Cresta Bella	San Antonio, TX	296		February 2023	N/A	17,325,494	6,263,083
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	N/A	8,608,322	-
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	N/A	7,518,717	-
Freestone Greenville	Greenville, TX	300		N/A	N/A	5,366,551	-
Freestone Ladera	Ladera, TX	288		N/A	N/A	3,661,230	-
Subtotal						136,653,246	93,073,665

Previously Sold Investments
Vantage at Stone Creek	Omaha, NE	294		March 2018	April 2020	$-	$5,465,967
Vantage at Coventry	Omaha, NE	294		September 2018	February 2021	-	6,826,584
Vantage at Conroe	Conroe, TX	288		April 2019	January 2021	-	10,424,625
Subtotal						-	22,717,176

						$136,653,246	$115,790,841
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of December 31, 2023. See Note 19 for further details regarding the Partnership's remaining funding commitments.

Activity in 2023

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the year ended December 31, 2023:

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
(1)
In February 2023, the Partnership returned sales proceeds of approximately $6,200 associated with final settlements of the Vantage at Murfreesboro sale in March 2022. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s consolidated statements of operations.
(2)
In May 2023, the Partnership returned sales proceeds of approximately $12,000 associated with final settlements of the Vantage at O’Connor sale in July 2022. The Partnership recognized the amount in "Gain on sale of investment in an unconsolidated entity" on the Partnership’s consolidated statement of operations.
(3)
In August 2023, the Partnership received sales proceeds of approximately $32,000 associated with final settlements of the Vantage at Powdersville sale in May 2021. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s consolidated statement of operations.

New Equity Commitments:

In February 2023, the Partnership executed an $8.2 million equity commitment to fund the construction of Valage Senior Living Carson Valley.

In July 2023, the Partnership executed a $16.5 million equity commitment to fund the construction of The Jessam at Hays Farm.

In December 2023, the Partnership executed equity commitments of $19.9 million and $17.1 million to fund the construction of Freestone Greenville and Freestone Ladera, respectively.

Activity in 2022

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the year ended December 31, 2022:

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

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Property revenues	$13,321,584	$22,048,926
Gain on sale of property	$56,959,112	$87,602,712
Net income (loss)	$48,500,277	$83,943,337

10. Real Estate Assets

The Partnership owns real estate assets, either directly, through a wholly owned subsidiary, or through a consolidated VIE, as described in Note 2. The Partnership also invests in land with plans to develop into rental properties or for future sale. These investments are reported as “Land held for development” below.

The following tables summarize information regarding the Partnership’s real estate assets as of December 31, 2023 and 2022:

Real Estate Assets as of December 31, 2023
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	946,043	3,606,658
Land held for development		(2)	1,109,482	-	1,109,482
					$4,716,140
Less accumulated depreciation					-
Real estate assets, net					$4,716,140
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

In January 2023, the Partnership sold the land held for development in Omaha, NE and received proceeds of $442,000 which approximated the Partnership’s carrying value.

In December 2023, the Partnership sold the Suites on Paseo MF Property for gross proceeds of approximately $40.7 million. A portion of the proceeds were used to pay closing costs and to repay $25.0 million of principal on the related mortgage payable. The Partnership recognized a gain on sale of approximately $10.4 million. The Partnership incurred costs of approximately $403,000 related to the sale which reduced the Partnership's gain on sale.

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

Net loss, exclusive of the gains on sale, related to The 50/50 MF Property and the Suites on Paseo MF Property for the years ended December 31, 2023, and 2022 was as follows:

	For the Years Ended December 31,
	2023	2022
Net loss	$(234,776)	$(649,222)

11. Income Tax Provision

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property and also owns certain property loans. The following table summarizes income tax expense (benefit) for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Current income tax expense (benefit)	$11,228	$(6,138)
Deferred income tax expense (benefit)	(362)	(45,056)
Total income tax expense (benefit)	$10,866	$(51,194)

The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income in the Greens Hold Co and the impact of deferred income taxes. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.). The deferred tax assets and liabilities are valued based on enacted tax rates. The Greens Hold Co had net deferred tax assets of approximately $667,000 and $666,000 as of December 31, 2023 and 2022, respectively. Substantially all of the deferred tax assets and liabilities relate to The 50/50 MF Property and will be realized along with the deferred gain on sale (Note 14). These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable and recorded no valuation allowance as of December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due to state income taxes (net of the effect on federal income tax).

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There were no material uncertain tax positions, accrued interest or penalties as of December 31, 2023 and 2022.

The Partnership files U.S. federal and state tax returns. The Partnership’s returns for years 2020 through 2022 remain subject to examination by the Internal Revenue Service.

12. Other Assets

The following table summarizes the Partnership’s other assets as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred financing costs, net	$850,726	$964,266
Derivative instruments at fair value (Note 18)	5,254,663	7,530,438
Taxable mortgage revenue bonds, at fair value	21,460,288	16,531,896
Taxable governmental issuer loans:
Taxable governmental issuer loans	13,573,000	8,000,000
Allowance for credit losses (Note 13)	(77,000)	-
Taxable governmental issuer loans, net	13,496,000	8,000,000
Bond purchase commitment, at fair value (Note 19)	197,788	98,929
Other assets	1,935,005	2,649,138
Total other assets	$43,194,470	$35,774,667

The Partnership has remaining commitments to provide additional funding of the taxable MRBs and taxable GILs during construction and/or rehabilitation of the secured properties as of December 31, 2023. See Note 19 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs.

See Note 24 for a description of the methodology and significant assumptions for determining the fair value of the derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Interest expense” in the Partnership’s consolidated statements of operations. Unrealized gains or losses on taxable MRBs and bond purchase commitments are recorded in the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

As of December 31, 2023, one taxable MRB and four taxable GILs with reported values totaling approximately $25.1 million were held in trust in connection with TOB trust financings (Note 16). As of December 31, 2022, three taxable MRBs and four taxable GILs with reported values totaling approximately $17.0 million were held in trust in connection with TOB trust financings (Note 16).

Activity in 2023

The following table includes details of the taxable MRBs acquired during the year ended December 31, 2023:

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

Activity in 2022

The following table includes details of the taxable MRBs and taxable GILs acquired during the year ended December 31, 2022:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment
Taxable MRBs
Live 929 Apartments - Series 2022B	January 2022	1/1/2029	$3,625,000	$3,625,000
Residency at the Entrepreneur - Series J-T (1)	April 2022	4/1/2025	1,000,000	13,000,000
Park at Sondrio - Series 2022B	December 2022	1/1/2030	1,100,000	1,100,000
Park at Vietti - Series 2022B	December 2022	1/1/2030	880,000	880,000
Residency at Empire - Series BB-T (1)	December 2022	12/1/2025	1,000,000	9,404,500
Subtotal				$28,009,500

Taxable GILs
Poppy Grove I (1)	September 2022	4/1/2025	$1,000,000	$21,157,672
Poppy Grove II (1)	September 2022	4/1/2025	1,000,000	10,941,300
Poppy Grove III (1)	September 2022	4/1/2025	1,000,000	24,480,493
Subtotal				$56,579,465
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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the year ended December 31, 2023:

	For the Years Ended December 31, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	-	-	$495,000	-	495,000
Cumulative-effect adjustment upon adoption	$2,145,000	$79,000	2,108,000	$1,617,000	$5,949,000
Current provision for credit losses	(851,000)	(2,000)	(555,000)	(939,000)	(2,347,000)
Balance, end of period	$1,294,000	$77,000	$2,048,000	$678,000	$4,097,000

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

The Partnership recorded a recovery of provision for credit losses of approximately $2.3 million for the year ended December 31, 2023, which caused a decrease in the allowance for credit losses by the same amount. The decrease for the year ended December 31, 2023 is primarily due to GIL and property loan redemptions during 2023, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

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

The following table summarizes the Partnership’s carrying value by acquisition year, grouped by risk rating as of December 31, 2023:

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Governmental Issuer Loans
Performing	$13,600,000	$66,337,300	$143,010,000	$-	$-	$-	$222,947,300
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	13,600,000	66,337,300	143,010,000	-	-	-	222,947,300

Taxable Governmental Issuer Loans
Performing	$-	$3,000,000	$10,573,000	$-	$-	$-	$13,573,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	3,000,000	10,573,000	-	-	-	13,573,000

Property Loans
Performing	$7,358,876	$48,140,860	$66,107,874	$-	-	$453,594	$122,061,204
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$495,000	-	495,000
Subtotal	7,358,876	48,140,860	66,107,874	-	495,000	453,594	122,556,204

Unfunded Commitments
Performing	$6,909,378	$104,700,000	$12,977,426	$-	$-	$-	$124,586,804
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	6,909,378	104,700,000	12,977,426	-	-	-	124,586,804

Total	$27,868,254	$222,178,160	$232,668,300	$-	$495,000	$453,594	$483,663,308

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of December 31, 2023, except as noted below. The Partnership currently has two property loans on nonaccrual status.

During the years ended December 31, 2023 and 2022, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of December 31, 2023 and December 31, 2022, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. See Note 10 for further information on the property sale. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer as described in Note 10. The property loan is in non-accrual status as of December 31, 2023 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property as previously described in Note 10. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $6.0 million and $4.8 million as of December 31, 2023 and December 31, 2022, respectively.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through an allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the year ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Balance, beginning of period	$9,978,891	$9,175,482
Other additions (1)	-	860,533
Recovery of prior credit loss (2)	(68,812)	(57,124)
Balance, end of period (3)	$9,910,079	$9,978,891
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
(3)
The allowance for credit losses as of December 31, 2023 and 2022 relate to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2022A MRB.

14. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accounts payable	$1,518,267	$1,244,918
Accrued expenses	4,104,945	4,888,438
Accrued interest expense	7,935,327	7,186,021
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 13)	678,000	-
Derivative instruments at fair value (Note 18)	705,694	-
Other liabilities	1,419,233	1,817,507
Total accounts payable, accrued expenses and other liabilities	$22,958,088	$21,733,506

On January 1, 2023, the Partnership adopted ASU 2016-13 which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 13 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

15. Secured Lines of Credit

The following table summarizes the secured lines of credit as of December 31, 2023 and 2022:

Secured Lines of Credit	Outstanding as of December 31, 2023	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$16,500,000	$40,000,000	June 2025 (1)	Variable (2)	Monthly	8.85%
Bankers Trust Acquisition LOC	16,900,000	50,000,000	June 2024 (3)	Variable (4)	Monthly	7.85%
	$33,400,000	$90,000,000
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

General LOC

The Partnership has entered into a secured Credit Agreement (“Secured Credit Agreement”) of up to $40.0 million with BankUnited and Bankers Trust Company, and the sole lead arranger and administrative agent, BankUnited, for a general secured line of credit (the “General LOC”). The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, senior housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of December 31, 2023, the borrowing base was approximately $39.1 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of December 31, 2023. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $5.0 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $40.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $5.0 million requirement to up to $7.5 million upon certain increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of December 31, 2023.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of December 31, 2023.

16. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of December 31, 2023 and 2022:

		Outstanding Debt Financings as of December 31, 2023, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	$66,621,825	$4,999	2024	Variable	Yes	3.90%	1.31%	5.21%
M33 TEBS		28,870,624	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		209,769,942	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		305,262,391							4.46%

TEBS Residual Financing		$60,322,317	$-	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
Hope on Avalon GIL		18,711,665	(4)	2024	Variable	Yes	4.24%	1.44%	5.68%
Jackson Manor Apartments		4,100,000	(4)	2024	Variable	Yes	4.24%	1.29%	5.53%
Trust 2021-XF2926	(5)	38,496,952	(4)	2024	Variable	No	5.59%	0.90%	6.49%
SoLa Impact Opportunity Zone Fund		23,741,122	(4)	2024	Variable	No	5.59%	1.78%	7.37%
Montevista - Series A		5,618,833	(4)	2025	Variable	Yes	4.24%	1.28%	5.52%
Montecito at Williams Ranch - Series A		6,813,244	(4)	2025	Variable	Yes	4.24%	1.18%	5.42%
Vineyard Gardens - Series A		3,593,615	(4)	2025	Variable	Yes	4.24%	1.18%	5.42%
The Park at Sondrio - Series 2022A		30,396,222	(4)	2025	Variable	Yes	4.24%	1.43%	5.67%
The Park at Vietti - Series 2022A		21,522,158	(4)	2025	Variable	Yes	4.24%	1.43%	5.67%
Avistar at Copperfield - Series A		11,370,985	(4)	2025	Variable	Yes	4.24%	1.68%	5.92%
Avistar at Wilcrest - Series A		4,303,984	(4)	2025	Variable	Yes	4.24%	1.68%	5.92%
Residency at the Entrepreneur MRBs		23,040,000	(4)	2025	Variable	Yes	4.24%	1.45%	5.69%
Legacy Commons at Signal Hills GIL		31,155,000	(4)	2025	Variable	Yes	4.24%	0.91%	5.15%
Osprey Village GIL		49,475,000	(4)	2025	Variable	Yes	4.24%	1.19%	5.43%
Trust 2021-XF2939	(6)	21,821,644	(4)	2025	Variable	No	5.59%	1.17%	6.76%
Residency at Empire MRBs		18,267,048	(4)	2026	Variable	Yes	4.24%	1.42%	5.66%
The Ivy Apartments		24,330,930	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Windsor Shores Apartments		17,183,983	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Village at Hanford Square		7,760,141	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
MaryAlice Circle Apartments		4,682,351	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Meadow Valley		15,438,915	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
40rty on Colony		4,440,847	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Sandy Creek Apartments GIL		9,616,853	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Residency at the Mayer - Series A		24,335,000	(4)	2026	Variable	Yes	4.24%	1.19%	5.43%
The Safford		5,911,780	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Avistar at Wood Hollow - Series A		32,673,300	(4)	2027	Variable	Yes	4.24%	1.44%	5.68%
Live 929		53,092,000	(4)	2027	Variable	Yes	4.24%	1.18%	5.42%
Barclays Capital Inc.:
Trust 2021-XF2953	(7)	69,694,599	-	2024	Variable	No	5.48%	1.27%	6.75%
Poppy Grove I GIL		15,872,163	-	2024	Variable	Yes	4.40%	1.25%	5.65%
Poppy Grove II GIL		7,628,163	-	2024	Variable	Yes	4.40%	1.25%	5.65%
Poppy Grove III GIL		13,235,163	-	2024	Variable	Yes	4.40%	1.25%	5.65%
Village Point		18,381,720	-	2024	Variable	Yes	4.43%	1.61%	6.04%
Subtotal/Weighed Average Period End Rate		636,705,380							5.87%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,739,978	-	2024	Fixed	Yes	N/A	N/A	1.98%

Total Debt Financings		$1,015,030,066

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
(4)
The Partnership has restricted cash totaling approximately $9.6 million related to its total net position with Mizuho Capital Markets.

(5)
The TOB trust is securitized by the Legacy Commons at Signal Hills property loan and the Hope on Avalon taxable GIL.
(6)
The TOB trust is securitized by the Residency at the Mayer taxable MRB and Osprey Village property loan.
(7)
The TOB trust is securitized by the Willow Place GIL, property loan & supplemental GIL, Lutheran Gardens MRB, Magnolia Heights GIL and property loan, Poppy Grove I taxable GIL, Poppy Grove II taxable GIL and Poppy Grove III taxable GIL.

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
(5)
The Secured Notes had a stated rate of 9.25% plus SOFR which resets monthly. The Partnership has entered into a total return swap transaction with the Secured Notes as the reference security and a notional amount totaling the outstanding principal on the Secured Notes. The total return swap effectively nets down the interest rate on the Secured Notes. Considering the effect of the total return swap, the effective net interest rate of the Secured Notes is 7.80% as of December 31, 2022. See Note 18 for further information on the total return swap.
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

The TOB, term TOB, TEBS financings, and TEBS Residual Financing are consolidated VIEs of the Partnership (Note 5). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, term TOB, TEBS financings, and TEBS Residual Financing on the Partnership's consolidated financial statements. See information regarding the MRBs, GILs, property loans, taxable MRBs and taxable GILs securitized within the TOB, term TOB, TEBS financings, and TEBS Residual Financing in Notes 6, 7, 8 and 12, respectively.

As the residual interest holder in the TOB, term TOB, and TEBS financing, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities, or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the Partnership may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the underlying collateral will be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The shortfall on each TEBS financing is limited to the Partnership’s residual interest. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

As the residual interest holder in the TEBS Residual Financing, the Partnership may make certain payments or contribute certain assets to the VIE to prevent a default under the arrangement. If the Partnership does not or is unable to cure the default, the default and liquidation provisions will be invoked and the underlying assets will be sold, which may result in the Partnership’s residual interest not being recovered.

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

In December 2023, all outstanding principal and accrued interest on the M24 TEBS financing facility was paid in full and the facility was collapsed in accordance with prepayment provisions in the original agreement. The Partnership took ownership of the three remaining MRBs that had been securitized in the M24 TBS financing facility.

The M31 TEBS financing includes maximum interest rate provisions that prevent the debt service from exceeding the cash flows from the underlying securitized assets.

As of December 31, 2023 and 2022, the Partnership posted restricted cash as contractually required under the terms of the TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 18).

TEBS Residual Financing

The Partnership has entered into a financing securitization of its residual interests in the M31, M33 and M45 TEBS financings. The securitization involved the sale of the TEBS Financings residual interests to an issuer, which then issued and sold senior Affordable Housing Multifamily Certificates. The Partnership retained the residual Affordable Housing Multifamily Certificates also issued by the issuer. The senior Affordable Housing Multifamily Certificates are considered secured financing of the Partnership and were sold to third party investors in exchange for financing proceeds. The residual Affordable Housing Multifamily Certificates were retained by the Partnership. The senior Affordable Housing Multifamily Certificates are entitled to interest at a fixed rate of 7.125% per annum and certain principal payments from the assets within the TEBS Residual Financing. The Partnership is entitled to all residual cash flows of the TEBS Residual Financing after payments to the senior Affordable Housing Multifamily Certificates and trustee expenses of 0.03% per annum. The senior Affordable Housing Multifamily Certificates are non-recourse to the Partnership and are not subject to mark-to-market collateral posting.

Secured Notes Financing (“Secured Notes”)

ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, issued Secured Notes to Mizuho with an initial aggregate principal amount of $103.5 million. The Secured Notes were secured by the Partnership’s residual certificates associated with its four TEBS financings. The Secured Notes bore interest at a variable rate equal to SOFR plus 9.25%, payable monthly. Interest due on the Secured Notes was paid from receipts related to the four TEBS financing residual certificates. Receipts of principal related to the four TEBS financing residual certificates were used to pay down the principal of the Secured Notes. Concurrent with the issuance of the Secured Notes, the Partnership entered into two total return swap transactions with Mizuho to reduce the net interest cost related to the Secured Notes (Note 18). In December 2023, all outstanding principal and accrued interest on the Secured Notes was paid in full and the facility and the related total return swap were terminated.

The restricted cash associated with the Secured Notes was collateral posted with Mizuho according to the terms of the total return swap that had the Secured Notes as the reference security (Note 18).

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

Mizuho Capital Markets

The TOB trusts and Secured Notes with Mizuho are subject to an ISDA master agreement that contains certain covenants and requirements related to the Partnership’s TOB trusts and Secured Notes. The TOB trusts require that Partnership’s residual interests must maintain a certain value in relation to the total assets in each TOB trust. The ISDA master agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2023.The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreement with Mizuho. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 18) in relation to thresholds set by Mizuho at the initiation of each transaction. As of December 31, 2023, the Partnership had posted required cash collateral totaling $9.6 million related to mark-to-market valuations. As of December 31, 2022, the Partnership had posted all required cash collateral totaling $36.0 million related to the Secured Notes total return swap.

Barclays Bank PLC

The TOB trusts with Barclays are subject to an ISDA master agreement that contains certain covenants and requirements related to the Partnership’s TOB trusts. The Partnership’s residual interests in the TOB trusts must maintain a certain value in relation to the total assets in the TOB trust. The ISDA master agreement with Barclays requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold, limits on the Partnership’s Leverage Ratio (as defined by the Partnership) and that the Partnership remained listed on a national securities exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2023.

The Partnership may also be required to post collateral, typically in cash, related to the TOB trusts with Barclays. The amount of collateral posting required is dependent on the valuation of the securitized assets in relation to thresholds set by Barclays at the initiation of each transaction. There was no requirement to post collateral for the TOB trusts as of December 31, 2023 and 2022.

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

The term TOB trust with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remains listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with all covenants as of December 31, 2023.

Contractual Maturities

The Partnership’s contractual maturities of debt financing for the twelve-month periods ending December 31 for the next five years and thereafter are as follows:

2024	$317,300,331
2025	213,231,784
2026	137,165,526
2027	88,763,220
2028	4,518,577
Thereafter	257,080,434
Total	1,018,059,872
Unamortized deferred financing costs and debt premium	(3,029,806)
Total debt financing, net	$1,015,030,066

17. Mortgages Payable

The following is a summary of the mortgages payable, net of deferred financing costs, as of December 31, 2023 and 2022:

Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2023, net	Outstanding Mortgage Payable as of December 31, 2022, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos--Mortgage (1)	$1,690,000	$1,690,000	2020	November 2024	Variable	9.25%

(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 5).

In September 2023, the Partnership entered into a mortgage secured by the Suites on Paseo MF Property with an initial principal amount of $25.0 million. The mortgage payable was repaid in full with proceeds from the sale of the Suites on Paseo MF Property in December 2023.

18. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's consolidated statements of operations. The following tables are a summary of the unrealized and realized gains and losses of the Partnership's derivative instruments for the years ended December 31, 2023 and 2022:

	For the Year ended December 31, 2023
	Realized gains on derivatives, net	Unrealized losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(6,043,273)	$3,082,035	$(2,961,238)
Interest rate cap	-	91,363	91,363
Total return swaps	(4,501,709)	-	(4,501,709)
Total	$(10,544,982)	$3,173,398	$(7,371,584)

	For the Year ended December 31, 2022
	Realized gains on derivatives, net	Unrealized gains on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(140,171)	$(7,199,197)	$(7,339,368)
Interest rate cap	-	(40,539)	(40,539)
Total return swaps	(5,715,515)	-	(5,715,515)
Total	$(5,855,686)	$(7,239,736)	$(13,095,422)

The value of the Partnership’ interest rate swaps are subject to mark-to-market collateral posting provisions in conjunction with the Partnership’s respective ISDA master agreements (Note 16). See Note 24 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative instruments are presented within “Other assets” and “Accounts payable, accrued expenses and other liabilities” in the Partnership's consolidated balance sheets.

Interest Rate Swap Agreements

The Partnership has entered into multiple interest rate swap agreements to mitigate interest rate risk associated with variable rate TOB trust financings (Note 16). No fees were paid to the counterparties upon closing of the interest rate swaps. The following table summarizes the Partnership’s interest rate swap agreements as of December 31, 2023 and December 31, 2022:

Trade Date	Notional Amount		Effective Date	Termination Date	Fixed Rate Paid	Period End Variable Rate Received	Variable Rate Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of December 31, 2023
February 2022	55,990,000		2/9/2022	2/1/2024	1.40%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	$398,093
March 2022	47,850,000		3/3/2022	3/1/2027	1.65%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	3,062,500
October 2022	55,622,192	(1)	4/1/2023	4/1/2025	3.92%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	628,765
December 2022	23,380,234	(2)	1/1/2023	12/1/2029	3.27%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	418,477
December 2022	45,500,000		1/3/2023	1/1/2030	3.47%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	153,711
January 2023	12,065,200		1/19/2023	1/1/2030	3.35%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	115,960
January 2023	8,027,600		2/1/2023	2/1/2030	3.29%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	83,952
March 2023	12,017,000	(3)	4/1/2023	6/1/2029	3.37%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	115,187
April 2023	4,508,000		5/1/2023	5/1/2033	3.49%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	33,306
May 2023	9,170,000		6/1/2023	6/1/2030	3.15%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	194,988
June 2023	12,800,000		6/1/2023	6/1/2028	3.46%	5.21%	SOFR	TOB Trusts	Barclays Bank PLC	49,459
July 2023	6,240,000		8/1/2023	6/1/2030	3.65%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	(46,375)
August 2023	11,000,000		8/8/2023	2/1/2025	5.05%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	(49,464)
September 2023	25,000,000		9/19/2023	3/19/2024	5.54%	5.35%	CME Term SOFR	TOB Trusts	Raymond James Bank	(14,438)
October 2023	4,080,000	(4)	10/10/2023	4/1/2027	4.72%	5.35%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets	(595,417)
	333,250,226									$4,548,704

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

Total Return Swap Agreement

The following table summarizes the terms of the Partnership’s total return swap as of December 31, 2022:

Trade Date	Notional Amount	Effective Date	Termination Date	Period End Variable Rate Paid		Period End Variable Rate Received		Variable Rate Index	Counterparty	Fair Value as of December 31, 2022
December 2022	102,690,670	December 2022	Sept 2025	7.80%	(1)	13.05%	(2)	SOFR	Mizuho Capital Markets	$239,612
(1)
Variable rate equal to SOFR + 4.00%, subject to an all-in floor of 4.25%.
(2)
Variable rate equal to SOFR + 9.25%.

The total return swap had the Partnership’s Secured Notes with Mizuho as the specified reference security (Note 16), with the total return swap notional amount equal to the outstanding principal on the Secured Notes. The total return swap was terminated in December 2023 upon redemption of Secured Notes.

Interest Rate Cap Agreement

The Partnership has entered into an interest rate cap agreement to mitigate exposure to interest rate risk associated with a variable-rate debt financing facility. The following tables summarize the Partnership’s interest rate cap agreement as of December 31, 2023 and 2022:

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate	Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of December 31, 2023
August 2019	73,393,729	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$265

Purchase Date	Notional Amount	Maturity Date	Effective Capped Rate	Index	Variable Debt Financing Hedged	Counterparty	Fair Value as of December 31, 2022
August 2019	75,014,903	Aug 2024	4.5%	SIFMA	M31 TEBS	Barclays Bank PLC	$91,627

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of December 31, 2023 and December 31, 2022:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of December 31, 2023	Fair Value as of December 31, 2022
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	197,788	98,929

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership’s remaining non-cancelable commitments for GILs, taxable GILs and property loans are subject to an allowance for credit losses, which was approximately $678,000 as of December 31, 2023. See Note 13 for additional information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of December 31, 2023:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of December 31, 2023
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$23,245,000
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	6.00%	26,080,000	13,780,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	16,420,000
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (3)	SOFR + 3.60%	5,000,000	4,000,000
Residency at Empire - Series BB-3	December 2022	December 2040	6.45% (4)	14,000,000	8,945,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (5)	47,000,000	47,000,000
The Safford	October 2023	October 2026 (3)	7.59%	43,000,000	35,439,966
Subtotal				195,500,000	148,829,966

Taxable Mortgage Revenue Bonds
Residency at the Mayer Series A-T	October 2021	October 2024	SOFR + 3.70%	$12,500,000	$1,000,000
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	8,000,000	7,000,000
Residency at Empire - Series BB-T	December 2022	December 2025 (3)	7.45%	9,404,500	8,404,500
Village at Hanford Square - Series H-T	May 2023	May 2030	7.25%	10,400,000	9,400,000
40rty on Colony - Series P-T	June 2023	June 2030	7.45%	5,950,000	4,950,000
Subtotal				46,254,500	30,754,500

Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	35,688,328	15,842,328
Poppy Grove II	September 2022	April 2025 (3)	6.78%	22,250,000	12,708,700
Poppy Grove III	September 2022	April 2025 (3)	6.78%	39,119,507	22,569,507
Subtotal				97,057,835	51,120,535

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	$21,157,672	$20,157,672
Poppy Grove II	September 2022	April 2025 (3)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (3)	6.78%	24,480,493	23,480,493
Subtotal				56,579,465	53,579,465

Property Loans
Osprey Village	July 2021	August 2024 (3)	SOFR + 3.07%	$25,500,000	$10,501,704
Willow Place Apartments	September 2021	October 2024 (3)	SOFR + 3.30%	21,351,328	2,475,722
Sandy Creek Apartments	August 2023	September 2026 (3)	8.63% (6)	7,830,000	5,410,124
Willow Place Apartments Supplemental	November 2023	October 2024 (3)	SOFR + 3.45%	1,838,254	1,499,254
Subtotal				56,519,582	19,886,804

Equity Investments
Vantage at San Marcos (7), (8)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Vantage at Loveland (9)	April 2021	N/A	N/A	18,215,000	1,065,061
Freestone Greeley (8)	October 2022	N/A	N/A	16,035,710	11,137,993
The Jessam at Hays Farm	July 2023	N/A	N/A	16,532,636	9,153,867
Freestone Greenville (8)	December 2023	N/A	N/A	19,934,456	14,597,244
Freestone Ladera (8)	December 2023	N/A	N/A	17,097,624	13,449,494
Subtotal				97,729,955	58,347,573

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (10)	4.85%	$3,900,000	$3,900,000
Subtotal				3,900,000	3,900,000

Total Commitments				$553,541,337	$366,418,843
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
(8)
A development site has been identified for this property but construction had not commenced as of December 31, 2023.
(9)
In July 2023, the Partnership's initial commitment of $16.3 million was increased by $1.9 million upon meeting certain conditions as outlined in the original agreement.
(10)
This is the estimated closing date of the associated bond purchase commitment.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of December 31, 2023:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of December 31, 2023
Ohio Properties	2026	$1,960,152
Greens of Pine Glen, LP	2027	1,470,582

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan support is in the form of a payment guaranty. The Mortgage support is in the form of a forward loan purchase agreement upon maturity of the Mortgage. The reported value of the credit guaranties was approximately $343,000 and $363,000 as of December 31, 2023 and 2022, respectively, and are included within other liabilities in the Partnership's consolidated financial statements. No additional contingent liability has been accrued because the likelihood of claims is remote. The following table summarizes the Partnership’s maximum exposure under these credit guaranties as of December 31, 2023:

Borrower	End of Guaranty Period	Partnership's Maximum Exposure as of December 31, 2023
The 50/50 MF Property--TIF Loan	2025	$1,337,268
The 50/50 MF Property--Mortgage	2027	21,846,868

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

The Partnership previously issued Series A Preferred Units via a private placement to five financial institutions. In April 2022, October 2022, and February 2023, the Partnership issued Series A-1 Preferred Units in exchange for previously issued Series A Preferred Units via a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 6, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-4, which was declared effective by the Commission on April 13, 2022. In February 2023 and June 2023, the Partnership issued new Series A-1 Preferred Units to two financial institutions in registered offerings pursuant to a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “Commission”) on September 9, 2021, and subsequently amended pursuant to a Post-Effective Amendment to the Form S-3, which was declared effective by the Commission on April 13, 2022. The Partnership had not issued any Series B Preferred Units as of December 31, 2023.

In August 2023, the Partnership redeemed $20.0 million of Series A Preferred Units pursuant to a notice of redemption previously submitted by a Series A Preferred Unitholder. In October 2023, the Partnership redeemed $10.0 million of Series A Preferred Units pursuant to a notice of redemption previously submitted by a Series A Preferred Unitholder.

The following table summarizes the Partnership’s outstanding Preferred Units as of December 31, 2023 and December 31, 2022:

	December 31, 2023
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00	March 2024 (1)
March 2017	1,000,000	10,000,000	3.00%	10.00	March 2024 (2)
October 2017	750,000	7,500,000	3.00%	10.00	October 2024 (1)
Total Series A Preferred Units	2,750,000	27,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Redeemable Preferred Units outstanding as of December 31, 2023	8,250,000	$82,500,000
(1)
In January 2024, the Partnership issued $17.5 million of Series B Preferred Units in exchange for $17.5 million of Series A Preferred Units. See Note 27 for additional information.
(2)
In October 2023, the holder of $10.0 million of Series A Preferred Units provided notice of its intent to have its investment redeemed in March 2024.

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

21. Issuances of Beneficial Unit Certificates

In December 2022, the Partnership’s Registration Statement on Form S-3 (the “Shelf Registration Statement”) was declared effective by the SEC under which the Partnership may offer up to $300.0 million of additional BUCs, Preferred Units or debt securities for sale from time to time. The Shelf Registration Statement will expire in December 2025.

In July 2021, the Partnership entered into a Capital on DemandTM Sales Agreement to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $30.0 million via an “at the market offering.” The Partnership had not sold any BUCs under this program during the years ended December 31, 2023 and 2022.

22. Restricted Unit Awards

The Partnership’s Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of December 31, 2023, there were approximately 402,000 restricted units and other awards available for future issuance. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $2.0 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.

The following table summarizes the RUA activity for years ended December 31, 2023 and 2022:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2022	77,523	$18.18
Granted	96,321	19.33
Vested	(81,073)	18.26
Forfeited	(5,437)	18.76
Unvested as of December 31, 2022	87,334	19.33
Granted	105,274	17.65
Vested	(97,008)	18.64
Unvested as of December 31, 2023	95,600	$18.18

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $936,000 as of December 31, 2023. The remaining compensation expense is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of unvested RUAs was approximately $1.6 million as of December 31, 2023.

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

The amounts in the following table summarize amounts reimbursable to AFCA 2, the general partner of AFCA 2, or an affiliate for the years ended December 31, 2023 and 2022 and are reported within “General and administrative expenses” in the Partnership’s consolidated statements of operations:

	2023	2022
Reimbursable salaries and benefits	$6,517,811	$5,763,496
Other expenses	41,841	77,383
Office expenses	284,396	269,722
Insurance	441,298	515,245
Professional fees and expenses	155,846	181,821
Consulting and travel expenses	56,973	19,381
	$7,498,165	$6,827,048

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected on the Partnership’s consolidated financial statements for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Partnership administrative fees paid to AFCA 2 (1)	$6,319,000	$5,200,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	169,000	328,000
Referral fees paid to an affiliate (3)	213,500	240,607

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
(3)
The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee up to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2024, unless the parties mutually agree to extend the term. The Partnership accounts for referral fees as bond acquisition costs that are deferred and amortized as a yield adjustment to the related investment asset.

AFCA 2 receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Non-Partnership property administrative fees received by AFCA 2 (1)	$-	$26,000
Investment/mortgage placement fees earned by AFCA 2 (2)	4,209,000	5,487,000

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

As of December 31, 2023, Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase eight of the Partnership’s GILs (Note 7), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac. Greystone Servicing Company LLC did not purchase any of the Partnership’s GILs during the year ended December 31, 2022. Greystone Servicing Company LLC purchased the following GILs during the year ended December 31, 2023, including principal and accrued interest:

•
Oasis at Twin Lakes GIL for approximately $34.1 million in June 2023;
•
Hilltop at Signal Hills GIL for approximately $24.5 million in August 2023;
•
Centennial Crossings GIL for approximately $33.1 million in September 2023; and
•
Scharbauer Flats Apartments GIL for approximately $40.0 million in November 2023.

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

The Partnership reported receivables due from unconsolidated entities of approximately $169,000 and $325,000 as of December 31, 2023 and 2022, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $588,000 and $654,000 as of December 31, 2023 and 2022, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of December 31, 2023 and December 31, 2022, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of December 31, 2023 and 2022 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Mortgage revenue bonds (2)	2.3% - 7.7%	2.6% - 20.3%	4.8%	5.1%
Taxable mortgage revenue bonds	6.5% - 11.9%	6.5% - 11.4%	8.8%	7.6%
Bond purchase commitments	4.1%	4.5%	4.1%	4.5%

(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.
(2)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB for figures as of December 31, 2023 as the proton therapy center securing the MRB was successfully sold out of bankruptcy in July 2022 and the Partnership received liquidation proceeds of $3.7 million in January 2023. The MRB valuation as of December 31, 2023 is based on expected additional liquidation proceeds of approximately $928,000 at final liquidation.

Derivative Instruments

The effect of the Partnership’s interest rate swap agreements is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement. The Partnership uses a third-party pricing service that incorporates commonly used market pricing methods to value the interest rate swaps. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements and therefore the interest rate swaps are categorized as Level 2 assets or liabilities.

The effect of the Partnership’s interest rate cap is to set a cap, or upper limit, subject to performance of the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement. The Partnership uses a third-party pricing service to value the interest rate cap. The inputs into the interest rate cap agreements valuation model include SOFR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms. The fair value is based on a model with inputs that are not observable and therefore the interest rate cap is categorized as a Level 3 asset.

The effect of the Partnership’s total return swap was to lower the net interest rate related to the Partnership’s Secured Notes equal to the notional amount of the derivative agreement. The Partnership used a third-party pricing service to value the total return swap position and the inputs in the total return swap valuation model include changes in the value of the Secured Notes and the associated changes in value of the underlying assets securing the Secured Notes, accrued and unpaid interest, and any potential gain share amounts. The fair value was based on a model with inputs that are not observable and therefore the total return swaps were categorized as Level 3 assets or liabilities.

Assets measured at fair value on a recurring basis as of December 31, 2023 are summarized as follows:

	Fair Value Measurements as of December 31, 2023
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$883,030,786	$-	$-	$883,030,786
Mortgage revenue bonds	47,644,509	-	-	47,644,509
Bond purchase commitments (reported within other assets)	197,788	-	-	197,788
Taxable mortgage revenue bonds (reported within other assets)	21,460,288	-	-	21,460,288
Derivative instruments (reported within other assets)	5,254,663	-	5,254,398	265
Derivative swap liability (reported within other liabilities)	(705,694)	-	(705,694)	-
Total Assets and Liabilities at Fair Value, net	$956,882,340	$-	$4,548,704	$952,333,636

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2023:

	For the Year ended December 31, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2023	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	305,081	-	(24,198)	4,410,346	4,691,229
Included in other comprehensive income	17,113,511	98,859	(1,355,710)	-	15,856,660
Purchases and advances	141,135,222	-	13,319,875	-	154,455,097
Settlements and redemptions	(27,286,523)	-	(7,011,575)	(4,741,321)	(39,039,419)
Ending Balance December 31, 2023	$930,675,295	$197,788	$21,460,288	$265	$952,333,636
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2023	$68,812	$-	$-	$(91,421)	$(22,609)

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

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2022:

	For the Year Ended December 31, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2022	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,958,135	-	(20,028)	5,756,111	7,694,218
Included in other comprehensive income	(68,890,753)	(865,475)	(535,793)	-	(70,292,021)
Purchases and advances	182,726,187	-	13,669,857	-	196,396,044
Settlements and redemptions	(109,034,876)	-	(10,583)	(5,768,289)	(114,813,748)
Other (2)	(860,533)	-	-	-	(860,533)
Ending Balance December 31, 2022	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on December 31, 2022	$57,124	$-	$-	$40,538	$97,662

(1)
Mortgage revenue bonds include both bonds held in trust as well as those held by the Partnership.
(2)
The other line is related to a re-allocation of the loan loss allowance upon restructuring of the Live 929 Apartments MRBs and property loan (Notes 6 and 8).

Total gains and losses included in earnings for the derivative instruments are reported within “Interest expense” in the Partnership’s consolidated statements of operations.

As of December 31, 2023 and 2022, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GILs, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $225.7 million and $12.1 million as of December 31, 2023, respectively. The estimated fair value of the GILs and taxable GILs was $305.0 million and $6.8 million as of December 31, 2022, respectively. The estimated fair value of the construction financing property loans approximated amortized cost as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,015,030,066	$1,019,218,351	$1,058,903,952	$1,059,674,409
Secured lines of credit	33,400,000	33,400,000	55,500,000	55,500,000
Mortgages payable	1,690,000	1,690,000	1,690,000	1,690,000

25. Segments

As of December 31, 2023, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership’s consolidated balance sheets. As of December 31, 2023, the Partnership reported 83 MRBs and 10 GILs in this segment. As of December 31, 2023, the multifamily residential properties securing the MRBs and GILs contain a total of 11,525 and 1,627 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) was collateralized by commercial real estate prior to a sale of the underlying real estate in July 2022 (Note 6). All “General and administrative expenses” on the Partnership’s consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of two MRBs and a property loan that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. The property loan was redeemed in September 2022. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of December 31, 2023, the two properties securing the MRBs contain a total of 294 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of student housing residential properties that were held by the Partnership (Note 10). In December 2023, the Partnership sold the Suites on Paseo MF Property (Note 10). The Partnership sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan (Note 10) which is included in the MF Properties Segment. As of December 31, 2023, the Partnership did not own any MF Properties. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Total revenues
Affordable Multifamily MRB Investments	$88,460,194	$63,374,549
Seniors and Skilled Nursing MRB Investments	1,710,657	713,036
Market-Rate Joint Venture Investments	10,162,307	9,130,486
MF Properties	4,567,506	7,855,506
Total revenues	$104,900,664	$81,073,577

Interest expense
Affordable Multifamily MRB Investments	$66,112,891	$41,640,137
Seniors and Skilled Nursing MRB Investments	998,618	5,750
Market-Rate Joint Venture Investments	1,337,402	870,497
MF Properties	617,852	1,043,489
Total interest expense	$69,066,763	$43,559,873

Net result from derivative transactions
Affordable Multifamily MRB Investments	$(7,305,867)	$(13,095,422)
Seniors and Skilled Nursing MRB Investments	(89,844)	-
Market-Rate Joint Venture Investments	-
MF Properties	24,127	-
Total net result from derivative transactions	$(7,371,584)	$(13,095,422)

Depreciation expense
Affordable Multifamily MRB Investments	$23,846	$23,846
Seniors and Skilled Nursing MRB Investments	-	-
Market-Rate Joint Venture Investments	-	-
MF Properties	1,513,602	2,693,569
Total depreciation expense	$1,537,448	$2,717,415

Net income (loss)
Affordable Multifamily MRB Investments	$11,577,120	$17,330,756
Seniors and Skilled Nursing MRB Investments	801,883	704,994
Market-Rate Joint Venture Investments	31,532,139	48,054,241
MF Properties	10,100,554	(527,825)
Net income	$54,011,696	$65,562,166

The following table details total assets for the Partnership’s reportable segments as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Total assets
Affordable Multifamily MRB Investments	$1,413,596,701	$1,520,609,550
Seniors and Skilled Nursing MRB Investments	43,532,926	3,551,307
Market-Rate Joint Venture Investments	140,791,041	120,089,351
MF Properties	7,034,690	41,699,828
Consolidation/eliminations	(91,554,656)	(118,820,471)
Total assets	$1,513,400,702	$1,567,129,565

26. Summary of Unaudited Quarterly Results of Operations

2023	March 31,	June 30,	September 30,	December 31,
Total revenues	$24,937,970	$28,303,941	$26,474,136	$25,184,617
Other income - gains	15,366,929	7,326,084	32,385	10,363,363
Income from continuing operations	16,791,222	21,287,172	9,729,378	6,203,924
Net income	$16,791,222	$21,287,172	$9,729,378	$6,203,924

Income from continuing operations, per BUC	$0.59	$0.85	$0.39	$0.24
Net income, basic and diluted, per BUC	$0.59	$0.85	$0.39	$0.24

2022	March 31,	June 30,	September 30,	December 31,
Total revenues	$19,206,371	$17,232,967	$22,604,404	$22,029,835
Other income - gains and loss, net	16,439,750	12,643,501	10,580,781	141,253
Income from continuing operations	26,264,018	17,606,681	18,516,593	3,174,874
Net income	$26,264,018	$17,606,681	$18,516,593	$3,174,874

Income from continuing operations, per BUC	$1.00	$0.73	$0.77	$0.09
Net income, basic and diluted, per BUC	$1.00	$0.73	$0.77	$0.09

27. Subsequent Events

In January 2024, the Partnership entered into an additional interest rate swap agreement to mitigate interest rate risk associated with its variable rate TOB trust financings. The following table summarizes the terms of the interest rate swap agreement:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Variable Rate Index Received	Variable Debt Financing Hedged	Counterparty
January 2024	$38,660,000	2/1/2024	2/1/2027	3.906%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets

In January 2024, the Partnership entered into a new TOB trust financing arrangement with Mizuho. A portion of the proceeds were used to repay the outstanding balance on the Partnership’s Acquisition LOC. The following table summarizes the initial terms of the TOB trust financing:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Remarketing Senior Securities Rate	Facility Fees	Interest Rate
Southpark MRB	$9,840,000	June 2024	Variable	Yes	2.27%	1.44%	3.71%

In January 2024, the Partnership deposited the Osprey Village Supplemental property loan into the existing Trust 2021-XF2939 TOB trust financing and received additional debt financing proceeds of approximately $3.8 million, which were used to repay principal on the Acquisition LOC.

In January 2024, the Partnership issued 1,750,000 Series B Preferred Units to a financial institution in exchange for 1,750,000 outstanding Series A Preferred Units held by that institution. There were no net proceeds to the Partnership as a result of the exchange transaction. These Series B Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-4, which was declared effective by the Commission on November 8, 2023.

In January 2024 and through the date of this report in February 2024, the Partnership advanced funds beyond its original commitments to four Vantage JV Equity Investments totaling $2.7 million to cover additional construction and interest costs.

In January 2024, the Hope on Avalon GIL was purchased by Freddie Mac through an unaffiliated servicer. The Partnership received proceeds of approximately $23.5 million representing 100% of the outstanding principal and accrued interest from the sale of the GIL to Freddie Mac. Proceeds of approximately $20.0 million from the sale of the Hope on Avalon GIL were used to redeem and pay all accrued interest and principal of the Hope on Avalon TOB trust financing.

In January 2024, the Hope on Avalon taxable GIL was redeemed concurrently with the Hope on Avalon GIL. The Partnership received proceeds of approximately $10.7 million representing 100% of the outstanding principal and accrued interest of the taxable GIL, of which approximately $9.6 million was used to paydown principal on the related TOB trust financing.

In February 2024, the borrower of the Legacy Commons at Signal Hills GIL and Legacy Commons at Signal Hills property loan extended the maturity dates from February 1, 2024 to August 1, 2024. Freddie Mac extended its forward purchase commitment maturity to August 1, 2024 as well. There were no additional changes to terms associated with the extensions.

In February 2024, the Partnership issued 500,000 Series B Preferred Units to a financial institution, resulting in $5,000,000 in aggregate proceeds to the Partnership. These Series B Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-3, which was declared effective by the Commission on September 9, 2021, and subsequently amended pursuant to Post-Effective Amendments to the Form S-3, which were declared effective by the Commission on April 13, 2022 and June 15, 2023, respectively.

In February 2024, The Partnership sold four property loans to an affiliate of the borrower for each loan at par plus accrued interest. The table below summarizes key terms of the property loans redeemed. Proceeds of approximately $60.2 million were used to paydown principal on associated TOB financings.

Loan	Month Redeemed	Property Location	Units	Stated Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Osprey Village	February 2024	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	$14,998,296
Osprey Village Supplemental	February 2024	Kissimmee, FL	383	8/1/2024	SOFR + 3.22%	4,600,000
Willow Place Apartments	February 2024	McDonough, GA	182	10/1/2024	SOFR + 3.30%	18,875,606
Willow Place Apartments Supplemental	February 2024	McDonough, GA	182	10/1/2024	SOFR + 3.45%	1,115,320
Legacy Commons at Signal Hills	February 2024	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	32,233,972
						$71,823,194

In February 2024, the Partnership entered into a new TOB trust financing arrangement with Mizuho. The following table summarizes the initial terms of the TOB trust financing:

TOB Trusts Securitization		Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Remarketing Senior Securities Rate	Facility Fees	Interest Rate
Trust 2024-XF3219	(1)	$21,795,000	February 2027	Variable	No	5.59%	1.79%	7.38%
(1)
The TOB trust is securitized by eight taxable MRBs, six MRBs, and one property loan.

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Partnership carried out an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2023.

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

The Board has seven members, of which four members are independent under the applicable SEC and NYSE independence requirements. The NYSE listing rules do not require a listed limited partnership, such as the Partnership, to have a majority of independent directors on the Board of the general partner of AFCA 2 or to establish a compensation committee or a nominating and corporate governance committee. The Partnership is, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NYSE listing rules and SEC rules. In this regard, all the members of the Greystone Manager Audit Committee have been determined to be independent under the applicable SEC and NYSE independence requirements.

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

Name	Position Held with Greystone	Position Held Since
Stephen Rosenberg	Chairman of the Board / Manager	2019
Kenneth C. Rogozinski	Chief Executive Officer	2021
Jesse A. Coury	Chief Financial Officer	2020
Jeffrey M. Baevsky	Manager	2019
Drew C. Fletcher	Manager	2019
Steven C. Lilly	Manager (1) (2)	2019
W. Kimball Griffith	Manager (1) (2)	2019
Deborah A. Wilson	Manager (1) (2)	2020
Robert K. Jacobsen	Manager (2)	2023

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

Set forth below is the biographical information for each of the Managers of Greystone Manager and the executive officers of the Partnership:

Stephen Rosenberg, 68, founded Greystone (together with its affiliated companies, the “Greystone Companies”) in 1988 as an independent investment banking firm and has since developed the Greystone Companies into a diversified national company with approximately 1,000 employees that owns, services and/or manages nearly $90 billion in assets. Mr. Rosenberg currently serves as Chief Executive Officer of the Greystone Companies, responsible for executive oversight, coordination and management of matters of the Greystone Companies, as well as the identification and execution of real estate and healthcare-related merchant banking and development opportunities. Mr. Rosenberg received his Bachelor of Business Administration degree from Touro College in New York and a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania, as well as a Doctor of Dental Medicine degree from the University of Pennsylvania School of Dental Medicine. Mr. Rosenberg currently serves on the Board of Trustees of the Touro College and University System.

Kenneth C. Rogozinski, 62, is the Chief Executive Officer of the Partnership and an employee of Greystone Manager. Mr. Rogozinski was the Partnership’s Chief Investment Officer beginning in September 2019. Previously, Mr. Rogozinski was an Executive Managing Director of Greystone Capital Advisors LLC, a position he held beginning October 2017. In that role Mr. Rogozinski oversaw Greystone Capital Advisors originations, structured debt products and complex, specialized financing solutions for real estate owners and developers seeking debt and equity for construction and portfolio refinancing of multifamily and mixed-use assets. From February 2009 to September 2017, Mr. Rogozinski was the Co-Chief Executive Officer and Chief Credit Officer of Dreadnought Capital Management Corporation, an SEC registered investment advisor, that he co-founded in 2009. There, he focused on direct lending and debt investing in public-private housing and project finance, overseeing more than $1.1 billion in deployed capital. Mr. Rogozinski received a Bachelor of Science degree in Finance from Fordham University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania. Mr. Rogozinski is a board member of the Foundation for Affordable Rental Housing Holdings Inc and serves as chairman of the Town of Greenwich, CT’s Planning and Zoning Board of Appeals.

Jesse A. Coury, 38, was appointed Chief Financial Officer of the Partnership in February 2020 and is an employee of Greystone Manager. Previously, Mr. Coury was the Partnership’s Corporate Controller from 2017 until 2019. Mr. Coury previously served as the Director of Internal Audit for Burlington Capital LLC in 2016 and was an Assurance Manager at RSM US LLP, where he worked 2009 to 2015. Mr. Coury received his Bachelor of Arts in Accounting and Master of Accountancy degrees from the University of Notre Dame and is a Certified Public Accountant (CPA) licensed in the State of Nebraska.

Jeffrey M. Baevsky, 63, is the Executive Managing Director of Corporate Finance and Capital Markets at Greystone where he has been employed since 2014. Mr. Baevsky is responsible for Greystone’s banking relationships, credit lines, financing development projects, and new product development, as well as overseeing all of Greystone’s capital markets activities. Mr. Baevsky led the closing of Greystone’s inaugural debt fund, as well as five CLO offerings, two of which have been landmark transactions comprised solely of healthcare assets. Prior to joining Greystone, Mr. Baevsky served as Head of Capital Markets at Gramercy Capital Corp. handling project debt and secondary loan trading activities. Over his career, he has advised on mortgage-based credit facilities, mezzanine finance, off-balance sheet acquisition and asset development programs, and both public and private debt and equity capital placements as a Managing Director at Deutsche Bank and Wachovia. Mr. Baevsky received an M.B.A. in finance and real estate from the MIT Sloan School of Management and a Bachelor of Science and Engineering degree from the University of Pennsylvania.

Drew C. Fletcher, 45, is the President of Greystone Capital Advisors LLC and Greystone Construction Capital LLC where he has been employed since 2013. Mr. Fletcher brings over 25 years of commercial real estate experience arranging creative debt and equity solutions for institutional and private commercial property owners and developers, and providing strategic advisory services for institutions, investors and borrowers. He has directly originated and executed on more than $20 billion of financing transactions. From 1999 to 2012 he was employed by Edison Properties LLC, one of the largest private real estate owners in New York City, with a $5 billion diversified portfolio of self-storage, office, multifamily and substantial land holdings throughout the New York Metropolitan region, where he ultimately served as Chief Financial Officer. Mr. Fletcher received his Bachelor of Arts degree in Economics and Communications from Wake Forest University; his Master of Business Administration in Finance from New York University; and his Master of Accountancy in Taxation from Rutgers University.

Steven C. Lilly, 54, currently serves as the Chief Financial Officer of FS/KKR Capital Corp. (NYSE, “FSK”), a specialty finance company with approximately $16 billion of assets under management. Previously, he also served as the Chief Financial Officer of FS/KKR Capital Corp. II, until its merger with FSK in June 2021. Prior to FSK, Mr. Lilly served as the Chief Financial Officer, Secretary and member of the Board of Directors of Triangle Capital Corporation from 2006 to the sale of Triangle Capital Corporation in August 2018. Prior to its sale, Triangle Capital Corporation was a NYSE-listed specialty finance company that provided customized financing primarily to lower middle market companies located in the United States and is now known as Barings BDC, Inc. Mr. Lilly was also the Chief Compliance Officer of Triangle Capital Corporation from 2007 to August 2018, and a member of its investment committee. Mr. Lilly is a graduate of Davidson College and has completed an executive-sponsored education program at the University of North Carolina’s Kenan-Flagler Business School.

W. Kimball Griffith, 75, is of counsel to Norris George & Ostrow PLLC since October 2017, a law firm that specializes in providing finance solutions to affordable housing and community development. From February 2015 to September 2017, was an affordable housing consultant. From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) of the Federal Home Loan Mortgage Corporation (Freddie Mac) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support. During the period that he was vice president, Freddie Mac affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff. From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003. Mr. Griffith currently serves on the Board of Directors of Housing Up (formerly Transitional Housing Corporation). He previously served on the Board of Directors of Enterprise Community Investors, Inc. and Enterprise Community

Development Inc. (formerly Community Preservation Development Corporation). Mr. Griffith is a graduate of Davidson College and the University of North Carolina Law School.

Deborah A. Wilson, 68, is currently a Principal at Ramshead Advisors LLC where she uses her broad and deep experience in the industry to assist existing and potential owners of commercial mortgage banking companies. She focuses on mergers and acquisitions, pricing, due diligence, transitional activities and operational efficiencies of commercial mortgage banking. She previously served as Executive Vice President, Chief Financial Officer and Treasurer of Walker & Dunlop, Inc., as Vice President of Counterparty Risk at Fannie Mae, and as a Partner at KPMG LLP.

Robert K. Jacobsen, 67, has over 40 years of professional experience including serving as a Managing Director at Merrill Lynch, Goldman Sachs, and Fundamental Advisors. In that time, he has accumulated expertise in the underwriting, trading, and sale of municipal bonds with a particular focus on real estate secured transactions, both as a principal and as an agent. He is also experienced in the hedging and financing of municipal bonds in both the securitization and derivatives markets. Mr. Jacobsen graduated with a B.A. and an M.A. from Columbia University and an M.B.A. from the University of Michigan.

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

Hedging Policy

The Partnership has a hedging policy in place for all members of the Board, officers of the Partnership and Greystone Manager, the General Partner, employees of the Partnership or its subsidiaries, and any other Greystone affiliated employees who perform services on behalf of Greystone Manager, the General Partner or the Partnership. The policy also applies to family members, other members of a person’s household, and entities controlled by a person covered by the policy. The policy applies to all transactions in the Partnership's securities, which consists of the Partnership’s BUCs, Preferred Units and any other Partnership securities that may be issued in the future. Our policy prohibits hedging or monetization transactions.

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

The Greystone Manager Audit Committee held four meetings during 2023.

Item 11. Executive Compensation.

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2023 and are referred to as “named executive officers.” For 2023, the Partnership’s named executive officers are Kenneth C. Rogozinski, the Chief Executive Officer, and Jesse A. Coury, the Chief Financial Officer. Mr. Rogozinski and Mr. Coury are employees, but not executive officers, of Greystone Manager. Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that Mr. Rogozinski and Mr. Coury were the only individuals who served as executive officers of the Partnership as of December 31, 2023.

Under the terms of the Partnership Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Greystone Manager, or to any limited partners of AFCA 2. In this regard, the compensation of the named executive officers of the Partnership was determined exclusively by Greystone Manager. The Partnership reimbursed Greystone Manager for services provided by the Partnership’s named executive officers during 2023. Accordingly, the Partnership does not have an executive compensation program for the named executive officers that is controlled by the Partnership.

Set forth below is information about all compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the named executive officers for the years ended December 31, 2023 and 2022.

Summary Compensation Table For 2023

The following table sets forth information regarding compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the Partnership’s named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Unit Awards (1)	All Other Compensation	Total
Kenneth C. Rogozinski	2023	$400,905	$-	$400,905
Chief Executive Officer	2022	427,266	-	427,266

Jesse A. Coury	2023	334,530	-	334,530
Chief Financial Officer	2022	357,318	-	357,318

(1)
This column reflects grants of restricted unit awards (“RUAs”) under the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (the “Plan”). The Plan permits the grant of RUAs and other awards to the employees of the general partner of the General Partner, the Partnership, or any affiliate of either, and to members of the Board for up to 1 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to up to three years. RUAs granted to executive officers during 2023 and 2022 provide for the payment of distributions during the restriction period. The RUAs also provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or the general partner of AFCA 2. The value of the RUAs to the named executive officers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The values were computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NYSE on the grant date. The Partnership awarded the named executive officers a total of 41,550 RUAs on February 27, 2023 with a grant date fair value of $17.70 per unit.

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

Restricted units granted under the Plan totaled 105,274 and 96,321 for the years ended December 31, 2023 and 2022, respectively. Restricted units of 2,235 that were granted during 2022 were subsequently forfeited. No other types of awards have been granted under the Plan as of December 31, 2023. There are 401,595 BUCs available for future issuance under the Plan as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End 2023

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Kenneth C. Rogozinski	22,430	$376,600
Jesse A. Coury	18,730	314,477
(1)
Represents restricted units granted under the Plan. Mr. Rogozinski’s outstanding restricted units will vest 14,880 units on November 30, 2024 and 7,550 units on November 30, 2025. Mr. Coury’s outstanding restricted units will vest 12,430 units on November 30, 2024 and 6,300 units on November 30, 2025.
(2)
The market value of the restricted units set forth in this column was computed by multiplying $16.79, the closing market price of the BUCs on December 29, 2023, which was the last trading day of 2023, by the number of restricted units.

Manager Compensation for 2023

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

The following table sets forth the total compensation paid to the members of the Board for the year ended December 31, 2023 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash ($)	Restricted Unit Awards (1) ($)	Total Compensation ($)
Stephen Rosenberg (2)	$-	$48,587	$48,587
Jeffrey M. Baevsky (2)	-	48,587	48,587
Drew C. Fletcher (2)	-	48,587	48,587
Steven C. Lilly	42,500	41,347	83,847
W. Kimball Griffith	37,500	36,515	74,015
Deborah A. Wilson	37,500	36,515	74,015
Robert K. Jacobsen	18,750	16,398	35,148

(1)
Refers to RUAs granted under the Plan. The value of RUAs granted to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NYSE on the grant date. The Partnership awarded the Board a total of 14,697 restricted units on February 27, 2023, with a grant date fair value of $17.70 per unit and 1,032 restricted units on August 22, 2023, with a grant date fair value of $15.89 per unit.
(2)
Each individual held 2,575 outstanding and unvested restricted units awards as of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b) Kenneth C. Rogozinski and Jesse A. Coury are the only executive officers of the Partnership, but they are employed by Greystone Manager. The other persons constituting management of the Partnership are employees of Greystone Manager as well. The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Rogozinski, Mr. Coury, and each of the Managers of the Board and by such persons as a group. Unless otherwise indicated, the information is as of February 21, 2024, and is based upon information furnished to us by such persons. Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly. For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 22,992,682 issued and outstanding BUCs and RUAs as of January 31, 2024.

Name	Number of BUCs Beneficially Owned		Percent of Class
Stephen Rosenberg, Chairman and Manager of Greystone Manager	24,159	(1)	*
Kenneth C. Rogozinski, Chief Executive Officer	133,839	(2)	*
Jesse A. Coury, Chief Financial Officer	56,417	(3)	*
Jeffrey M. Baevsky, Manager of Greystone Manager	7,594	(4)	*
Drew C. Fletcher, Manager of Greystone Manager	6,656	(5)	*
Steven C. Lilly, Manager of Greystone Manager	8,047		*
W. Kimball Griffith, Manager of Greystone Manager	23,663		*
Deborah A. Wilson, Manager of Greystone Manager	8,249		*
Robert K. Jacobsen, Manager of Greystone Manager	1,036		*
All current executive officers and Managers of Greystone Manager as a group (9 persons)	269,660		1.17%

* Denotes ownership of less than 1%.

(1)
Amount includes 14,648 BUCs held in Mr. Rosenberg’s retirement account. Amount includes 2,575 restricted units with respect to which Mr. Rosenberg has voting rights.
(2)
Amount includes 51,948 BUCs held in Mr. Rogozinski’s retirement account. Amount includes 22,430 restricted units with respect to which Mr. Rogozinski has voting rights. Mr. Rogozinski and his spouse share voting and investment power of 59,457 BUCs reported above.
(3)
Amount includes 18,730 restricted units with respect to which Mr. Coury has voting rights. Mr. Coury and his spouse share voting and investment power of 37,687 BUCs reported above.

(4)
Amount includes 2,575 restricted units with respect to which Mr. Baevsky has voting rights.
(5)
Amount includes 2,575 restricted units with respect to which Mr. Fletcher has voting rights.

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

The Greystone Manager Audit Committee is responsible for reviewing and approving any related party transactions. The Greystone Manager Audit Committee reviews the material facts of all interested transactions. Interested transactions are those transactions, arrangements, or relationships in which (i) the aggregate amount involved exceeds a pre-established dollar threshold, (ii) the Partnership is a participant, and (iii) an executive officer or Manager of the Partnership, a greater than 5% beneficial owner of the Partnership’s BUCs, an immediate family member of any of the foregoing, affiliates of the Partnership, entities for which the Partnership has an investment accounted for under the equity method, or trusts for the benefit of employees, has or will have an interest. In determining whether to approve or ratify an interested transaction, the Greystone Manager Audit Committee takes into account, among other factors, the benefits to the Partnership; whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction; whether the transaction is material to the Partnership; the approximate dollar value of the transaction as it relates to the related party; and the role the related party plays in arranging the transaction. The Partnership did not enter into any material financial transactions with any related party or immediate family member of a Manager or executive officer of the Partnership during 2023 and 2022, except as indicated below. If any such material financial transaction were contemplated, the terms of the transaction would be reviewed and approved by the Greystone Manager Audit Committee prior to the Partnership entering into such transaction.

For the identification of the members of the Board who are independent under the applicable SEC and NYSE requirements, see the disclosures in “Item 10. Directors, Executive Officers and Corporate Governance” of this report on Form 10-K.

Transactions with Related Persons

Except as described in Note 23 to the Partnership’s consolidated financial statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Greystone or with any person who is: (i) a manager or executive officer of Greystone or any general partner of AFCA 2; (ii) a nominee for election as a manager of Greystone Manager; (iii) an owner of more than five percent of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons. The disclosures set forth in Note 23 to the Partnership’s consolidated financial statements filed in response to Item 8 of this report are incorporated by reference herein

Item 14. Principal Accountant Fees and Services.

The Greystone Manager Audit Committee engaged PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Partnership for 2023.

The Audit Committee regularly reviews and determines whether any non-audit services provided by PwC potentially affects its independence with respect to the Partnership. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PwC. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2023, all services performed by PwC with respect to the Partnership were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by PwC with respect to audit and non-audit services for the Partnership during the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees (1)	$1,046,545	$922,550
Audit-Related Fees (2)	-	-
Tax Fees (3)	402,408	400,958
All Other Fees	900	2,900

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

(a) Documents filed as part of this Annual Report on Form 10-K

The following documents are filed as part of this report:

1. Financial Statements. The following financial statements of the Partnership are included in response to Item 8 of this Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238).

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2023 and 2022.

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022.

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

3.2

First Amendment to Second Amended and Restated Agreement of Limited Partnership of Greystone Housing Impact Investors LP dated June 6, 2023 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 7, 2023).

3.3

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

3.5

Amendment to the Certificate of Limited Partnership of America First Multifamily Investors, L.P. (now known as Greystone Housing Impact Investors LP) dated November 29, 2022 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 30, 2022).

3.6

Certificate of Incorporation and Bylaws of Greystone ILP, Inc. (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (No. 333-235259), filed by the Partnership on November 26, 2019).

4.1

Description of Greystone Housing Impact Investors LP’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).

4.2	Form of Beneficial Unit Certificate of the Partnership (incorporated herein by reference to Exhibit 4.2 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).
4.3	Form of Exchange Agreement (incorporated herein by reference to Exhibit 4.7 to Registration Statement on Form S-4 (File No. 333-275170), filed by the Partnership on October 25, 2023).
4.4	Form of Subscription Agreement for Series A-1 Preferred Units (incorporated herein by reference to Exhibit 4.4 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).

4.5	Form of Subscription Agreement for Series B Preferred Units (incorporated herein by reference to Exhibit 4.5 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).
4.6	Form of Indenture (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-3 (No. 333-268538), filed by the Partnership on November 23, 2022).
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

10.36

Second Amendment to Credit Agreement dated June 9, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 15, 2023).

10.37

Third Amendment to Credit Agreement dated July 11, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on July 17, 2023).

10.38

Fourth Amendment to Credit Agreement dated September 19, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on September 22, 2023).

10.39

Note dated June 11, 2021 between America First Multifamily Investors, L.P. and payable to Bankers Trust Company (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.40

First Amendment to Amended and Restated Credit Agreement dated April 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on April 29, 2022).

10.41

Second Amendment to Amended and Restated Credit Agreement date July 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 1, 2022).

10.42

Third Amendment to Amended and Restated Credit Agreement dated June 27, 2023 between Greystone Housing Impact Investors LP and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 29, 2023).

10.43

Revolving Line of Credit Note dated July 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 1, 2022).

10.44

Amended and Restated Guaranty dated November 30, 2021 between Greystone Select Incorporated and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2021).

10.45

Second Amended and Restated Guaranty dated July 11, 2023 between Greystone Select Incorporated and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on July 17, 2023).

10.46

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

10.49

Capital on DemandTM Sales Agreement, dated July 21, 2021, by and between America First Multifamily Investors, L.P. and JonesTrading Institutional Services LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 21, 2021).

10.50

Series A Preferred Units Subscription Agreement dated March 30, 2016 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 2, 2016).

10.51

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

10.53

Series A Preferred Units Subscription Agreement dated October 2, 2017 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2018).

10.54

Series A Preferred Units Subscription Agreement dated October 25, 2017 (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2018).

10.55

Series A-1 Preferred Units Exchange Agreement dated April 26, 2022 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2022).

10.56

Series A-1 Preferred Units Exchange Agreement dated October 1, 2022 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 3, 2022).

10.57	Series A-1 Preferred Units Exchange Agreement dated February 15, 2023 (incorporated herein by reference to Exhibit 10.52 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).
10.58

Series A-1 Preferred Units Subscription Agreement dated February 15, 2023 (incorporated herein by reference to Exhibit 10.53 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).

10.59

Series A-1 Preferred Units Subscription Agreement dated June 2, 2023 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (No. 001-41564), filed by the Partnership on August 3, 2023).

10.60

Portfolio Purchase Agreement dated November 1, 2023 between Greystone Housing Impact Investors LP and Public Finance Authority (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41565), filed by the Partnership on November 6, 2023).

10.61

Trust Agreement dated November 1, 2023 between Public Finance Authority and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41565), filed by the Partnership on November 6, 2023).

10.62

Administration Agreement dated November 1, 2023 by and among Wilmington Trust, National Association, Public Finance Authority, and Greystone Housing Impact Investors LP (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 001-41565), filed by the Partnership on November 6, 2023).

10.63	Series B Preferred Units Exchange Agreement dated January 19, 2024.
10.64	Series B Preferred Units Subscription Agreement dated February 2, 2024.

21	Listing of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Lutz & Company, PC.
24.1	Powers of Attorney.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Greystone Housing Impact Investors LP Compensation Recovery Policy.
101

The following materials from the Partnership’s Annual report on Form 10-K for the year ended December 31, 2023 are furnished herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022; (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(b) Exhibits

The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c) Other Financial Statement Schedules

Schedule I – audited balance sheet of America First Capital Associates Limited Partnership Two, the general partner of the Partnership, as of December 31, 2023.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP
Date:	February 22, 2024
By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer
Greystone Housing Impact Investors LP

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2024	By	/s/ Stephen Rosenberg*
Stephen Rosenberg,
Chairman and Manager of Greystone AF Manager LLC

Date:	February 22, 2024	By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	February 22, 2024	By	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 22, 2024	By	/s/ Jeffrey M. Baevsky*
Jeffrey M. Baevsky,
Manager of Greystone AF Manager LLC

Date:	February 22, 2024	By	/s/ Drew C. Fletcher *
Drew C. Fletcher,
Manager of Greystone AF Manager LLC

Date:	February 22, 2024	By	/s/ Steven C. Lilly*
Steven C. Lilly,
Manager of Greystone AF Manager LLC

Date:	February 22, 2024	By	/s/ W. Kimball Griffith*
W. Kimball Griffith,
Manager of Greystone AF Manager LLC

Date:	February 22, 2024	By	/s/ Deborah A. Wilson*
Deborah A Wilson,
Manager of Greystone AF Manager LLC

Date:	February 22, 2024	By	/s/ Robert K. Jacobsen*
Robert K. Jacobsen
Manager of Greystone AF Manager LLC

*By	Jesse A. Coury,
Attorney-in-Fact

By	/s/ Jesse A. Coury
Jesse A. Coury

Schedule I

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

Balance Sheet

And

Independent Auditors’ Report

December 31, 2023

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

INDEPENDENT AUDITORS’ REPORT

Partners

America First Capital Associates Limited Partnership Two

Omaha, Nebraska

Opinion

We have audited the balance sheet of America First Capital Associates Limited Partnership Two (the Company), which comprise the balance sheet as of December 31, 2023, and the related notes to the balance sheet.

In our opinion, the accompanying balance sheet presents fairly, in all material respects, the balance sheet of the Company as of December 31, 2023 in accordance with accounting principles generally accepted in the United States of America.

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

In preparing the balance sheet, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after February 22, 2024.

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

/s/ Lutz & Company, P.C.

February 22, 2024

AMERICA FIRST CAPITAL ASSOCIATES LIMITED PARTNERSHIP TWO

BALANCE SHEET

December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$600
Accounts receivable	40,000
Related party accounts receivable	614,389
Total current assets	654,989

Investment in partnership	543,977
Total Assets	$1,198,966

Liabilities:
Accounts payable	$34
Total Liabilities	34

Partnersʼ Capital:
General partner	120
Limited partner	1,198,812
Total Partnersʼ Capital	1,198,932
Total Liabilities and Partnersʼ Capital	$1,198,966

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

Accounts Receivable and Related Party Accounts Receivable

The Company's receivables include administrative fees receivable, distributions receivable from the Partnership, and placement fee receivable paid by a third party. Such receivables are recorded at the contractual amount. The Company assesses the need for an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.

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

On January 1, 2023, the Partnership adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent related amendments (“ASC 326”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss (“CECL”) model. Upon adoption on January 1, 2023, the Partnership recorded a cumulative effect of accounting change of approximately $5.9 million as a direct reduction to Partners’ Capital. This resulted in a direct reduction in the Company's Investment in Partnership of approximately $59,000.

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

Subsequent Events

Management evaluated transactions and events occurring subsequent to December 31, 2023 through February 22, 2024, noting no material transactions or events in the subsequent period requiring disclosure or recognition in the balance sheet.

Note 3. Related Party Transactions

As of December 31, 2023, the Company had administrative fees receivable of $509,107 and distributions receivable of $105,282 due from Greystone Housing Impact Investors LP. These amounts are included in “Related party accounts receivable” on the accompanying balance sheet.