Form 10-Q
period 2024-03-31
Greystone Housing Impact Investors LP
filed 2024-05-08
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 23,288,781 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties contained in this report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of Greystone Housing Impact Investors LP’s Annual Report on Form 10-K for the year ended December 31, 2023, and in this report.

These forward-looking statements are subject, but not limited to various risks and uncertainties, including those relating to:

•
defaults on the mortgage loans securing our mortgage revenue bonds (“MRBs”) and governmental issuer loans (“GILs”);
•
the competitive environment in which we operate;
•
risks associated with investing in multifamily, student, senior citizen residential properties and commercial properties;
•
general economic, geopolitical, and financial conditions, including the current and future impact of changing interest rates, inflation, and international conflicts (including the Russia-Ukraine war and the Israel-Hamas war) on business operations, employment, and financial conditions;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$56,255,270	$37,918,237
Restricted cash	14,672,102	9,815,909
Interest receivable, net	7,846,857	8,265,901
Mortgage revenue bonds held in trust, at fair value (Note 4)	922,468,164	883,030,786
Mortgage revenue bonds, at fair value (Note 4)	20,277,433	47,644,509
Governmental issuer loans
Governmental issuer loans held in trust (Note 5)	205,557,300	222,947,300
Allowance for credit losses (Note 10)	(1,166,000)	(1,294,000)
Governmental issuer loans, net	204,391,300	221,653,300
Property loans
Property loans (Note 6)	53,306,414	122,556,204
Allowance for credit losses (Note 10)	(1,628,000)	(2,048,000)
Property loans, net	51,678,414	120,508,204
Investments in unconsolidated entities (Note 7)	145,130,907	136,653,246
Real estate assets, net (Note 8)	4,716,140	4,716,140
Other assets (Note 9)	25,982,910	43,194,470
Total Assets	$1,453,419,497	$1,513,400,702

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$20,862,915	$22,958,088
Distribution payable	8,672,287	8,584,292
Secured lines of credit (Note 12)	16,500,000	33,400,000
Debt financing, net (Note 13)	978,475,088	1,015,030,066
Mortgages payable, net (Note 14)	1,690,000	1,690,000
Total Liabilities	1,026,200,290	1,081,662,446

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $87.5 million redemption value, 8.8 million issued and outstanding, net (Note 17)	87,389,526	82,431,548

Partnersʼ Capital:
General Partner (Note 1)	438,671	543,977
Beneficial Unit Certificates ("BUCs," Note 1)	339,391,010	348,762,731
Total Partnersʼ Capital	339,829,681	349,306,708
Total Liabilities and Partnersʼ Capital	$1,453,419,497	$1,513,400,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024		2023
Revenues:
Investment income	$19,272,345		$19,302,685
Other interest income	3,003,838		4,409,665
Property revenues	-		1,225,620
Other income	94,471		-
Total revenues	22,370,654		24,937,970
Expenses:
Real estate operating (exclusive of items shown below)	-		602,253
Provision for credit losses (Note 10)	(806,000)		(545,000)
Depreciation and amortization	5,967		404,981
Interest expense	13,803,935		16,688,362
Net result from derivative transactions (Note 15)	(6,267,664)		1,283,136
General and administrative	4,930,388		5,072,587
Total expenses	11,666,626		23,506,319
Other Income:
Gain on sale of investments in unconsolidated entities	50,000		15,366,929
Earnings (losses) from investments in unconsolidated entities	(106,845)		-
Income before income taxes	10,647,183		16,798,580
Income tax expense (benefit)	(1,198)		7,358
Net income	10,648,381		16,791,222
Redeemable Preferred Unit distributions and accretion	(767,241)		(746,650)
Net income available to Partners	$9,881,140		$16,044,572

Net income available to Partners allocated to:
General Partner	$98,311		$2,479,058
Limited Partners - BUCs	9,725,097		13,490,834
Limited Partners - Restricted units	57,732		74,680
	$9,881,140		$16,044,572
BUC holders' interest in net income per BUC, basic and diluted	$0.42	*	$0.59	**
Weighted average number of BUCs outstanding, basic	23,000,754	*	22,924,081	**
Weighted average number of BUCs outstanding, diluted	23,000,754	*	22,924,081	**

* On April 30, 2024, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00417 BUCs for each BUC outstanding as of March 28, 2024 (the “First Quarter 2024 BUCs Distribution”). The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

** On July 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00448 BUCs for each BUC outstanding as of June 30, 2023 (the “Second Quarter 2023 BUCs Distribution”). On October 31, 2023, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00418 BUCs for each BUC outstanding as of September 29, 2023 (the “Third Quarter 2023 BUCs Distribution”). On January 31, 2024, the Partnership completed a distribution in the form of additional BUCs at a ratio of 0.00415 BUCs for each BUC outstanding as of December 29, 2023 (the "Fourth Quarter 2023 BUCs Distribution", collectively with the Second Quarter 2023 BUCs Distribution, the Third Quarter 2023 BUCs Distribution, and the First Quarter 2024 BUCs Distribution, the “BUCs Distributions”). The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Net income	$10,648,381	$16,791,222
Unrealized gains (losses) on securities	(12,008,737)	20,397,542
Unrealized gains (losses) on bond purchase commitments	(62,959)	112,547
Comprehensive income (loss)	$(1,423,315)	$37,301,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted*	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$543,977	23,088,268	$348,762,731	$349,306,708	$59,604,899
Distributions paid or accrued ($0.368 per BUC):*
Regular distribution	(86,223)	-	(8,536,064)	(8,622,287)	-
Distribution of Tier 3 income (Note 22)	-	-	(50,000)	(50,000)	-
Cash paid in lieu of fractional BUCs	-	-	(1,772)	(1,772)	-
Net income allocable to Partners	98,311	-	9,782,829	9,881,140	-
Sale of BUCs, net of issuance costs	-	64,765	1,055,267	1,055,267	-
Restricted units awarded	-	109,581	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(105)	-	-	-
Restricted unit compensation expense	3,323	-	328,998	332,321	-
Unrealized gains on securities	(120,087)	-	(11,888,650)	(12,008,737)	(12,008,737)
Unrealized gains on bond purchase commitments	(630)	-	(62,329)	(62,959)	(62,959)
Balance as of March 31, 2024	$438,671	23,262,509	$339,391,010	$339,829,681	$47,533,203

* The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

	General Partner	# of BUCs - Restricted and Unrestricted**	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$285,571	23,011,517	$323,669,946	$323,955,517	$43,748,239
Cumulative effect of accounting change (Note 2)	(59,490)	-	(5,889,510)	(5,949,000)	-
Distributions paid or accrued ($0.364 per BUC):**
Regular distribution	(11,756)	-	(1,163,807)	(1,175,563)	-
Distribution of Tier 2 income (Note 22)	(2,415,221)	-	(7,245,663)	(9,660,884)	-
Cash paid in lieu of fractional BUCs	-	-	(2,639)	(2,639)	-
Net income allocable to Partners	2,479,058	-	13,565,514	16,044,572	-
Restricted units awarded	-	102,087	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(151)	-	-	-
Restricted unit compensation expense	3,500	-	346,459	349,959	-
Unrealized gains on securities	203,975	-	20,193,567	20,397,542	20,397,542
Unrealized gains on bond purchase commitments	1,125	-	111,422	112,547	112,547
Balance as of March 31, 2023	$486,762	23,113,453	$343,585,289	$344,072,051	$64,258,328

** The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$10,648,381	$16,791,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,967	404,981
Amortization of deferred financing costs	367,418	1,005,767
Gain on sale of investments in unconsolidated entities	(50,000)	(15,366,929)
(Earnings) losses from investments in unconsolidated entities	106,845	-
Provision for credit losses	(806,000)	(545,000)
Recovery of prior credit loss	(17,155)	(16,967)
(Gains) losses on derivative instruments, net of cash paid	(4,489,788)	3,476,097
Restricted unit compensation expense	332,321	349,959
Bond premium, discount and acquisition fee amortization	(48,178)	(54,476)
Debt premium amortization	(10,126)	(10,145)
Deferred income tax expense (benefit) & income tax payable/receivable	(1,200)	7,358
Change in preferred return receivable from unconsolidated entities, net	(1,624,169)	(1,934,065)
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	419,044	(2,986,762)
(Increase) decrease in other assets	84,659	(237,767)
Decrease in accounts payable, accrued expenses and other liabilities	(1,545,171)	(683,869)
Net cash provided by operating activities	3,372,848	199,404
Cash flows from investing activities:
Advances on mortgage revenue bonds	(26,297,798)	(60,622,813)
Advances on taxable mortgage revenue bonds	(1,000,000)	(1,805,000)
Advances on governmental issuer loans	(6,000,000)	(17,377,303)
Advances on taxable governmental issuer loans	-	(3,000,000)
Advances on property loans	(3,073,404)	(7,942,324)
Contributions to unconsolidated entities	(6,960,337)	(4,705,639)
Capital expenditures	-	(171,670)
Proceeds from sale of land held for development	-	441,714
Proceeds from sale of investments in unconsolidated entities	50,000	27,659,480
Principal payments received on mortgage revenue bonds	2,260,565	13,303,739
Principal payments received on governmental issuer loans	23,390,000	-
Principal payments received on taxable mortgage revenue bonds	11,503,059	2,797
Principal payments received on taxable governmental issuer loans	10,573,000	-
Principal payments received on property loans	72,323,194	18,315,580
Net cash provided by (used in) investing activities	76,768,279	(35,901,439)
Cash flows from financing activities:
Distributions paid	(9,204,814)	(11,612,492)
Proceeds from the sale of BUCs	1,080,957	-
Payment of offering costs related to the sale of BUCs	(21,628)	-
Proceeds from debt financing	63,250,000	126,381,000
Principal payments on debt financing	(99,697,766)	(41,786,351)
Principal borrowing on secured lines of credit	20,000,000	45,000,000
Principal payments on secured lines of credit	(36,900,000)	(94,000,000)
Decrease in security deposit liability related to restricted cash	-	(5,887)
Proceeds upon issuance of Redeemable Preferred Units	5,000,000	8,000,000
Debt financing and other deferred costs paid	(454,650)	(593,368)
Net cash provided by (used in) financing activities	(56,947,901)	31,382,902
Net increase (decrease) in cash, cash equivalents and restricted cash	23,193,226	(4,319,133)
Cash, cash equivalents and restricted cash at beginning of period	47,734,146	92,637,256
Cash, cash equivalents and restricted cash at end of period	$70,927,372	$88,318,123

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,165,910	$12,869,770
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,672,287	$10,835,021
Distributions declared but not paid for Preferred Units	762,118	739,417
Exchange of Redeemable Preferred Units	17,500,000	7,000,000
Deferred financing costs financed through accounts payable	62,628	58,000
Non-cash contribution to unconsolidated entity	-	997,062

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$56,255,270	$52,105,214
Restricted cash	14,672,102	36,212,909
Total cash, cash equivalents and restricted cash	$70,927,372	$88,318,123

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

The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partnership interests to investors (“BUC holders”). The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units (collectively, the “Preferred Units”). The outstanding Preferred Units are redeemable in the future at the option of either the holders or the Partnership (Note 17). The holders of the BUCs and Preferred Units are referred to herein collectively as “Unitholders.”

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

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes Greystone Housing Impact Investors LP, its consolidated subsidiaries and consolidated variable interest entities (Note 3). All intercompany transactions are eliminated. The consolidated subsidiaries of the Partnership for the periods presented consist of:

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
•
ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, which issued secured notes (“the Secured Notes”) to Mizuho Capital Markets LLC (“Mizuho”);
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

Use of Estimates and Assumptions in Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such SEC rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. The most significant estimates and assumptions include those used in determining: (i) the fair value of MRBs and taxable MRBs; (ii) investment impairments; and (iii) allowances for credit losses.

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023. These condensed consolidated financial statements and notes have been prepared consistently with the 2023 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2024, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2023 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

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

The Partnership declared BUCs Distributions in the form of additional BUCs during the three months ended March 31, 2024 and the year ended December 31, 2023. All fractional BUCs resulting from the BUCs Distributions received cash for such fraction based on the market value of the BUCs on the record date. The BUCs Distributions have been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s condensed consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. For the year ended December 31, 2023, the Partnership began reporting the realized and unrealized gains (losses) of its derivative transactions within “Net result from derivative transactions” on the Partnership’s consolidated statements of operations. Previously, the realized and unrealized (gains) losses of the Partnership's derivative transactions had been reported within "Interest expense" on the Partnership’s consolidated statement of operations. Accordingly, for the three months ended March 31, 2023, the Partnership has included the realized and unrealized (gains) losses of its derivative transactions within “Net result from derivative transactions” in conformity with the current reporting period presented herein. This reclassification has no effect on the Partnership’s reported “Net income” or “Partners’ capital” in the Partnership’s condensed consolidated financial statements for the periods presented.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, which enhances the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for the Partnership’s annual periods beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Partnership is currently assessing the impact of the adoption of this pronouncement on the consolidated financial statements.

3. Variable Interest Entities

Consolidated Variable Interest Entities (“VIEs”)

The Partnership has determined the Tender Option Bond ("TOB"), term TOB, TEBS financings, and TEBS Residual Financing are VIEs where the Partnership is the primary beneficiary. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The agreements related to the TOB, term TOB, TEBS financings, and TEBS Residual Financing stipulate the Partnership has the sole right to cause the trusts to sell the underlying assets. If the underlying assets were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

As the primary beneficiary, the Partnership reports the TOB, term TOB, TEBS financings, and TEBS Residual Financing on a consolidated basis. The Partnership reports the senior securities related to the TOB, term TOB, TEBS financings, and TEBS Residual Financing as secured debt financings on the Partnership's condensed consolidated balance sheets (Note 13). The investment assets securing the TOB, term TOB, TEBS financings, and TEBS Residual Financing are reported as assets on the Partnership's condensed consolidated balance sheets (Notes 4, 5, 6 and 9).

The Partnership has determined its investment in Vantage at San Marcos is a VIE and the Partnership is the primary beneficiary. The Partnership may currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. If the Partnership were to redeem its investment, the underlying assets of the property would likely need to be sold. If the underlying assets were sold, the extent to which the VIE will be exposed to gains or losses would result from decisions made by the Partnership. The Partnership’s option to redeem its investment in Vantage at San Marcos became effective beginning in the fourth quarter of 2021. As the primary beneficiary, the Partnership reports the assets and liabilities of Vantage at San Marcos on a consolidated basis, which consist of a real estate asset investment (Note 8), mortgage payable (Note 14), and current liabilities associated with the construction costs of a market-rate multifamily property (Note 11). If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

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

The Partnership held variable interests in 30 and 33 non-consolidated VIEs as of March 31, 2024 and December 31, 2023, respectively. The following table summarizes the Partnership’s maximum exposure to loss associated with its variable interests as of March 31, 2024 and December 31, 2023:

	Maximum Exposure to Loss of Non-consolidated VIEs
	March 31, 2024	December 31, 2023
Mortgage revenue bonds	$120,453,758	$98,336,213
Taxable mortgage revenue bonds	3,014,582	13,520,631
Governmental issuer loans	185,157,300	202,547,300
Taxable governmental issuer loans	3,000,000	13,573,000
Property loans	38,261,960	107,511,750
Investments in unconsolidated entities	145,130,907	136,653,246
	$495,018,507	$572,142,140

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of March 31, 2024 is equal to the Partnership’s cost adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is a function of the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $115.0 million and $15.4 million, respectively, as of March 31, 2024 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of March 31, 2024 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $45.1 million, $53.6 million, $3.1 million, and $45.4 million, respectively, as of March 31, 2024 (Note 16).

4. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (5)	AZ	$9,989,318	$2,039,618	$-	$12,028,936
40rty on Colony - Series P (5)	CA	5,963,574	638,636	-	6,602,210
CCBA Senior Garden Apartments (5)	CA	3,748,159	78,327	-	3,826,486
Courtyard - Series A (3)	CA	9,748,189	685,729	-	10,433,918
Glenview Apartments - Series A (2)	CA	4,296,391	203,899	-	4,500,290
Harmony Court Bakersfield - Series A (3)	CA	3,554,325	218,766	-	3,773,091
Harmony Terrace - Series A (3)	CA	6,580,876	466,164	-	7,047,040
Harden Ranch - Series A (1)	CA	6,331,241	339,666	-	6,670,907
Las Palmas II - Series A (3)	CA	1,612,276	103,208	-	1,715,484
Lutheran Gardens (6), (7)	CA	10,352,000	-	(37,415)	10,314,585
Montclair Apartments - Series A (2)	CA	2,327,595	134,203	-	2,461,798
Montecito at Williams Ranch Apartments - Series A (5)	CA	7,425,704	712,176	-	8,137,880
Montevista - Series A (5)	CA	6,595,473	826,864	-	7,422,337
Ocotillo Springs - Series A (5), (7)	CA	3,480,813	-	(129,021)	3,351,792
Ocotillo Springs - Series A-1 (5)	CA	498,442	83,372	-	581,814
Residency at Empire - Series BB-1 (5)	CA	14,116,406	788,100	-	14,904,506
Residency at Empire - Series BB-2 (5)	CA	4,000,000	258,431	-	4,258,431
Residency at Empire - Series BB-3 (5)	CA	9,555,000	466,050	-	10,021,050
Residency at the Entrepreneur - Series J-1 (5)	CA	9,083,796	15,757	-	9,099,553
Residency at the Entrepreneur - Series J-2 (5)	CA	7,500,000	82,961	-	7,582,961
Residency at the Entrepreneur - Series J-3 (5)	CA	16,100,000	548,641	-	16,648,641
Residency at the Entrepreneur - Series J-5 (5)	CA	1,000,000	-	-	1,000,000
Residency at the Mayer - Series A (5)	CA	29,559,238	-	-	29,559,238
Residency at the Mayer - Series M (5)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,324,428	212,810	-	3,537,238
Santa Fe Apartments - Series A (2)	CA	2,819,794	167,405	-	2,987,199
Seasons at Simi Valley - Series A (3)	CA	4,069,240	374,446	-	4,443,686
Seasons Lakewood - Series A (3)	CA	7,010,064	496,566	-	7,506,630
Seasons San Juan Capistrano - Series A (3)	CA	11,802,659	800,970	-	12,603,629
Solano Vista - Series A (5)	CA	2,606,974	286,892	-	2,893,866
Summerhill - Series A (3)	CA	6,120,491	288,115	-	6,408,606
Sycamore Walk - Series A (3)	CA	3,368,481	109,717	-	3,478,198
The Village at Madera - Series A (3)	CA	2,939,703	189,528	-	3,129,231
Tyler Park Townhomes - Series A (1)	CA	5,511,871	66,935	-	5,578,806
Village at Hanford Square - Series H (5)	CA	10,400,000	907,760	-	11,307,760
Vineyard Gardens - Series A (5)	CA	3,866,389	389,493	-	4,255,882
Westside Village Market - Series A (1)	CA	3,601,998	170,597	-	3,772,595
Handsel Morgan Village Apartments (5)	GA	2,150,000	253,792	-	2,403,792
MaryAlice Circle Apartments (5)	GA	5,900,000	751,174	-	6,651,174
Copper Gate Apartments (1)	IN	4,780,000	-	-	4,780,000
Renaissance - Series A (2)	LA	10,388,916	860,164	-	11,249,080
Live 929 Apartments - Series 2022A (5)	MD	58,390,083	2,957,716	-	61,347,799
Meadow Valley (5), (9)	MI	25,036,225	-	(1,393,024)	23,643,201
Jackson Manor Apartments (5), (8)	MS	4,813,818	105,024	-	4,918,842
Village Point (6), (8)	NJ	23,000,000	-	(74,146)	22,925,854
Silver Moon - Series A (2)	NM	7,460,511	799,556	-	8,260,067
Village at Avalon (4)	NM	15,773,357	1,775,826	-	17,549,183
Columbia Gardens (3)	SC	12,301,761	601,976	-	12,903,737
Companion at Thornhill Apartments (3)	SC	10,601,493	438,686	-	11,040,179
The Ivy Apartments (5)	SC	30,565,536	1,499,111	-	32,064,647
The Palms at Premier Park Apartments (1)	SC	17,803,781	246,195	-	18,049,976
The Park at Sondrio - Series 2022A (5)	SC	38,100,000	2,119,463	-	40,219,463
The Park at Vietti - Series 2022A (5)	SC	26,985,000	1,570,008	-	28,555,008
Village at River's Edge (3)	SC	9,544,429	1,167,655	-	10,712,084
Willow Run (3)	SC	12,130,581	634,209	-	12,764,790
Windsor Shores Apartments - Series A (5)	SC	21,545,000	1,216,171	-	22,761,171
Arbors at Hickory Ridge (1)	TN	10,372,503	1,585,054	-	11,957,557
Avistar at Copperfield - Series A (5)	TX	13,338,421	753,400	-	14,091,821
Avistar at the Crest - Series A (1)	TX	8,728,170	770,799	-	9,498,969
Avistar at the Oaks - Series A (1)	TX	7,064,747	555,435	-	7,620,182
Avistar at the Parkway - Series A (2)	TX	12,229,345	603,221	-	12,832,566
Avistar at Wilcrest - Series A (5)	TX	5,054,991	262,967	-	5,317,958
Avistar at Wood Hollow - Series A (5)	TX	38,382,434	2,082,233	-	40,464,667
Avistar in 09 - Series A (1)	TX	6,100,131	496,237	-	6,596,368
Avistar on the Boulevard - Series A (1)	TX	14,869,385	1,120,753	-	15,990,138
Avistar on the Hills - Series A (1)	TX	4,836,683	393,457	-	5,230,140
Bruton Apartments (3)	TX	17,179,304	-	-	17,179,304
Concord at Gulfgate - Series A (3)	TX	18,135,132	1,517,470	-	19,652,602
Concord at Little York - Series A (3)	TX	12,704,518	1,028,673	-	13,733,191
Concord at Williamcrest - Series A (3)	TX	19,680,659	1,700,215	-	21,380,874
Crossing at 1415 - Series A (3)	TX	7,059,848	422,501	-	7,482,349
Decatur Angle (3)	TX	21,589,111	-	-	21,589,111
Esperanza at Palo Alto (3)	TX	18,708,566	2,101,382	-	20,809,948
Heights at 515 - Series A (3)	TX	6,463,412	466,027	-	6,929,439
Heritage Square - Series A (2)	TX	10,150,390	456,422	-	10,606,812
Oaks at Georgetown - Series A (3)	TX	11,759,740	655,561	-	12,415,301
Southpark (5)	TX	11,150,461	1,149,539	-	12,300,000
15 West Apartments (3)	WA	9,350,364	1,292,182	-	10,642,546
Mortgage revenue bonds held in trust		$874,539,714	$49,562,056	$(1,633,606)	$922,468,164

(1)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(2)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(3)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(4)
MRB held by Morgan Stanley in a debt financing transaction, Note 13.
(5)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 13.
(6)
MRB held by Barclays Capital Inc. in a debt financing transaction, Note 13.
(7)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of March 31, 2024, the MRB has been in an unrealized loss position for more than 12 months.
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of March 31, 2024, the MRB has been in an unrealized loss position for less than 12 months.

(9)
The Partnership has a remaining MRB funding commitment of approximately $19.1 million as of March 31, 2024. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of March 31, 2024 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of March 31, 2024, the MRB has been in an unrealized loss position for more than 12 months.

	March 31, 2024
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Brookstone	IL	$7,213,953	$1,123,250	$-	$8,337,203
Provision Center 2014-1	TN	196,577	-	-	196,577
Avistar at the Crest - Series B	TX	716,636	40,405	-	757,041
Avistar at the Oaks - Series B	TX	525,126	28,014	-	553,140
Avistar at the Parkway - Series B	TX	122,573	16,786	-	139,359
Avistar in 09 - Series B	TX	433,181	23,109	-	456,290
Avistar on the Boulevard - Series B	TX	425,827	21,996	-	447,823
Runnymede	TX	9,390,000	-	-	9,390,000
Mortgage revenue bonds		$19,023,873	$1,253,560	$-	$20,277,433

	December 31, 2023
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (5)	AZ	$7,667,299	$2,717,033	$-	$10,384,332
40rty on Colony - Series P (5)	CA	5,964,008	739,204	-	6,703,212
Courtyard - Series A (3)	CA	9,774,107	845,146	-	10,619,253
Glenview Apartments - Series A (2)	CA	4,312,025	298,507	-	4,610,532
Harmony Court Bakersfield - Series A (3)	CA	3,563,775	275,305	-	3,839,080
Harmony Terrace - Series A (3)	CA	6,598,285	573,928	-	7,172,213
Harden Ranch - Series A (1)	CA	6,355,567	441,345	-	6,796,912
Las Palmas II - Series A (3)	CA	1,616,607	128,930	-	1,745,537
Lutheran Gardens (6), (7)	CA	10,352,000	-	(30,994)	10,321,006
Montclair Apartments - Series A (2)	CA	2,336,065	170,291	-	2,506,356
Montecito at Williams Ranch Apartments - Series A (5)	CA	7,442,435	846,333	-	8,288,768
Montevista - Series A (5)	CA	6,607,973	992,675	-	7,600,648
Residency at Empire - Series BB-1 (5)	CA	14,117,540	1,004,021	-	15,121,561
Residency at Empire - Series BB-2 (5)	CA	4,000,000	320,446	-	4,320,446
Residency at Empire - Series BB-3 (5)	CA	5,055,000	575,709	-	5,630,709
Residency at the Entrepreneur - Series J-1 (5)	CA	9,085,429	181,504	-	9,266,933
Residency at the Entrepreneur - Series J-2 (5)	CA	7,500,000	222,445	-	7,722,445
Residency at the Entrepreneur - Series J-3 (5)	CA	12,300,000	697,895	-	12,997,895
Residency at the Mayer - Series A (5)	CA	29,560,945	-	-	29,560,945
San Vicente - Series A (3)	CA	3,333,357	265,848	-	3,599,205
Santa Fe Apartments - Series A (2)	CA	2,830,055	206,301	-	3,036,356
Seasons at Simi Valley - Series A (3)	CA	4,083,273	443,901	-	4,527,174
Seasons Lakewood - Series A (3)	CA	7,028,608	611,358	-	7,639,966
Seasons San Juan Capistrano - Series A (3)	CA	11,833,880	992,473	-	12,826,353
Summerhill - Series A (3)	CA	6,136,763	381,019	-	6,517,782
Sycamore Walk - Series A (3)	CA	3,380,901	226,216	-	3,607,117
The Village at Madera - Series A (3)	CA	2,947,519	227,699	-	3,175,218
Tyler Park Townhomes - Series A (1)	CA	5,533,307	119,693	-	5,653,000
Village at Hanford Square - Series H (5)	CA	10,400,000	1,073,808	-	11,473,808
Vineyard Gardens - Series A (5)	CA	3,874,962	461,663	-	4,336,625
Westside Village Market - Series A (1)	CA	3,616,007	223,459	-	3,839,466
MaryAlice Circle Apartments (5)	GA	5,900,000	880,643	-	6,780,643
Copper Gate Apartments (1), (7)	IN	4,780,000	-	(5)	4,779,995
Renaissance - Series A (2)	LA	10,429,392	1,221,077	-	11,650,469
Live 929 Apartments - Series 2022A (5)	MD	58,333,646	3,275,636	-	61,609,282
Meadow Valley (5), (8)	MI	20,863,114	-	(920,148)	19,942,966
Jackson Manor Apartments (5)	MS	4,824,474	209,082	-	5,033,556
Village Point (6)	NJ	23,000,000	192,788	-	23,192,788
Silver Moon - Series A (2)	NM	7,480,455	928,841	-	8,409,296
Village at Avalon (4)	NM	15,808,184	1,962,627	-	17,770,811
Columbia Gardens (3)	SC	12,351,218	807,633	-	13,158,851
Companion at Thornhill Apartments (3)	SC	10,639,506	598,197	-	11,237,703
The Ivy Apartments (5)	SC	30,567,832	1,933,208	-	32,501,040
The Palms at Premier Park Apartments (1)	SC	17,872,527	427,099	-	18,299,626
The Park at Sondrio - Series 2022A (5)	SC	38,100,000	2,682,964	-	40,782,964
The Park at Vietti - Series 2022A (5)	SC	26,985,000	1,972,695	-	28,957,695
Village at River's Edge (3)	SC	9,566,110	1,000,545	-	10,566,655
Willow Run (3)	SC	12,180,025	817,941	-	12,997,966
Windsor Shores Apartments - Series A (5)	SC	21,545,000	1,530,085	-	23,075,085
Arbors at Hickory Ridge (1)	TN	10,417,646	1,805,985	-	12,223,631
Avistar at Copperfield - Series A (5)	TX	13,378,386	983,586	-	14,361,972
Avistar at the Crest - Series A (1)	TX	8,762,826	909,437	-	9,672,263
Avistar at the Oaks - Series A (1)	TX	7,091,928	666,990	-	7,758,918
Avistar at the Parkway - Series A (2)	TX	12,270,653	830,179	-	13,100,832
Avistar at Wilcrest - Series A (5)	TX	5,070,137	313,010	-	5,383,147
Avistar at Wood Hollow - Series A (5)	TX	38,497,436	2,648,201	-	41,145,637
Avistar in 09 - Series A (1)	TX	6,123,600	593,430	-	6,717,030
Avistar on the Boulevard - Series A (1)	TX	14,928,425	1,346,449	-	16,274,874
Avistar on the Hills - Series A (1)	TX	4,855,291	470,520	-	5,325,811
Bruton Apartments (3), (7)	TX	17,220,941	-	(13,366)	17,207,575
Concord at Gulfgate - Series A (3)	TX	18,190,721	1,807,038	-	19,997,759
Concord at Little York - Series A (3)	TX	12,743,460	1,302,221	-	14,045,681
Concord at Williamcrest - Series A (3)	TX	19,740,985	2,017,280	-	21,758,265
Crossing at 1415 - Series A (3)	TX	7,082,698	565,843	-	7,648,541
Decatur Angle (3), (7)	TX	21,646,255	-	(16,674)	21,629,581
Esperanza at Palo Alto (3)	TX	18,751,278	2,480,537	-	21,231,815
Heights at 515 - Series A (3)	TX	6,484,332	602,199	-	7,086,531
Heritage Square - Series A (2)	TX	10,186,405	606,579	-	10,792,984
Oaks at Georgetown - Series A (3)	TX	11,790,848	838,472	-	12,629,320
15 West Apartments (3)	WA	9,371,808	1,478,567	-	10,850,375
Mortgage revenue bonds held in trust		$825,040,234	$58,971,739	$(981,187)	$883,030,786

(1)
MRB owned by ATAX TEBS II, LLC (M31 TEBS), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(2)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(3)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(4)
MRB held by Morgan Stanley in a debt financing transaction, Note 13.
(5)
MRB held by Mizuho Capital Markets, LLC in a debt financing transaction, Note 13.
(6)
MRB held by Barclays Capital Inc. in a debt financing transaction, Note 13.
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

The Partnership has accrued interest receivable related to its MRBs of $5.0 million and $4.7 million as of March 31, 2024 and December 31, 2023, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of March 31, 2024. See Note 16 for additional information regarding the Partnership’s MRB funding commitments.

See Note 20 for a description of the methodology and significant assumptions used in determining the fair value of the MRBs. Unrealized gains or losses on the MRBs are recorded in the Partnership's condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the MRBs.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Three Months of 2024

Acquisitions:

The following MRB was acquired at a price that approximated the principal outstanding plus accrued interest during the three months ended March 31, 2024:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Initial Principal Funding
Residency at the Mayer - Series M (1)	March 2024	Hollywood, CA	79	4/1/2039	SOFR + 3.60%	(2)	$11,500,000
(1)
The borrower re-allocated $11.5 million of previously provided funding from a taxable MRB to this new MRB during the acquisition and rehabilitation phase of the property. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $5.0 million.
(2)
The interest rate is subject to an all-in floor of 3.85%. Upon stabilization of the property, the interest rate will reset to a fixed rate based on the SOFR index plus 3.50% on or around the stabilization date.

Activity in the First Three Months of 2023

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the three months ended March 31, 2023:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Initial Principal Funded
Windsor Shores Apartments - Series A	January 2023	Columbia, SC	176	2/1/2030	6.50%		$21,545,000
The Ivy Apartments	January 2023	Greenville, SC	212	2/1/2030	6.50%		30,500,000
Residency at the Entrepreneur - Series J-5 (1)	February 2023	Los Angeles, CA	200	4/1/2025	SOFR + 3.60%	(2)	1,000,000
							$53,045,000
(1)
The Partnership has committed to provide funding for the Series J-5 MRB totaling $5.0 million. See Note 16.
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
						$8,493,040

5. Governmental Issuer Loans

The Partnership invests in GILs that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. The GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any state government pledged to the payment of principal or interest on the GILs. Each GIL is secured by a mortgage on all real and personal property of the affordable multifamily property. The GILs share first mortgage lien positions with property loans and/or taxable GILs owned by the Partnership (Notes 6 and 9). Sources of the funds to pay principal and interest on a GIL consist of the net cash flow or the sale or refinancing proceeds from the secured property and limited-to-full payment guaranties provided by affiliates of the borrower.

All GILs were held in trust in connection with TOB trust financings as of March 31, 2024 and December 31, 2023 (Note 13). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of March 31, 2024 and December 31, 2023:

						As of March 31, 2024
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	8/1/2024	SOFR + 3.07%	8.40%	34,620,000
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	8.38%	60,000,000
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	8.61%	25,000,000
Willow Place Apartments Supplemental	November 2023	McDonough, GA	n/a	10/1/2024	SOFR + 3.45%	8.76%	1,500,000
Magnolia Heights (3)	June 2022	Covington, GA	200	7/1/2024	SOFR + 3.85%	9.16%	20,400,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	21,846,000
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	11,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	18,550,000
Sandy Creek Apartments (3)	August 2023	Bryan, TX	140	9/1/2026	7.83% (5)	7.83%	12,100,000
			1,539				$205,557,300
(1)
The borrowers may elect to extend the maturity dates by six months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)
The variable index interest rate components are typically subject to floors that range from 0.25% to 0.50%.
(3)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 19).
(4)
The Partnership has agreed to provide a subordinate GIL after the execution of Freddie Mac’s forward purchase commitment if needed by the property. The potential subordinate GIL amounts are up to $3.8 million, $2.2 million, and $4.2 million for Poppy Grove I, Poppy Grove II, and Poppy Grove III, respectively.
(5)
The interest rate will convert to a variable rate of Term SOFR + 2.80% on February 1, 2025.

						As of December 31, 2023
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2024	SOFR + 3.07%	8.46%	$34,620,000
Hope on Avalon	January 2021	Los Angeles, CA	88	2/1/2024	SIFMA + 3.75%	7.62%	23,390,000
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	8.38%	60,000,000
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	8.61%	25,000,000
Willow Place Apartments Supplemental	November 2023	McDonough, GA	n/a	10/1/2024	SOFR + 3.45%	8.76%	1,500,000
Magnolia Heights (3)	June 2022	Covington, GA	200	7/1/2024	SOFR + 3.85%	9.16%	20,400,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	19,846,000
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	9,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	16,550,000
Sandy Creek Apartments (3)	August 2023	Bryan, TX	140	9/1/2026	7.83% (5)	7.83%	12,100,000
			1,627				$222,947,300
(1)
The borrowers may elect to extend the maturity dates by six months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)
The variable index interest rate components are typically subject to floors that range from 0% to 0.85%.
(3)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 19).
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

The Partnership has accrued interest receivable related to its GILs of $1.4 million and $1.5 million as of March 31, 2024 and December 31, 2023, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs and property loans (Note 6) with total outstanding principal of $133.2 million and $4.7 million, respectively, as of March 31, 2024. The guaranties relate to the Partnership’s investments in Legacy Commons at Signal Hills, Osprey Village, Willow Place Apartments, and Sandy Creek Apartments.

The Partnership has remaining commitments to provide additional funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of March 31, 2024. See Note 16 for further information regarding the Partnership’s remaining GIL funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Three Months of 2024

During the three months ended March 31, 2024, the following GIL was purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Hope on Avalon	January 2024	$23,390,000

In February 2024, the Partnership recognized a fee of approximately $87,000 in other income in connection with an extension of the maturity date of the Legacy Commons at Signal Hills GIL to August 1, 2024.

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Magnolia Heights	$8,118,546	$-	$8,118,546	7/1/2024	SOFR + 3.85%
Sandy Creek Apartments	4,716,960	-	4,716,960	9/1/2026	8.63% (2)
Subtotal	12,835,506	-	12,835,506

Mezzanine Financing (3)
SoLa Impact Opportunity Zone Fund	$33,545,000	$-	$33,545,000	12/30/2024	7.875%

Other
The 50/50 MF Property	$5,977,314	$-	$5,977,314	3/11/2048	9.00%
Avistar (February 2013 portfolio)	201,972	-	201,972	6/26/2024	12.00%
Avistar (June 2013 portfolio)	251,622	-	251,622	6/26/2024	12.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	6,925,908	(495,000)	6,430,908

Total	$53,306,414	$(495,000)	$52,811,414

(1)
The property loans are held in trust in connection with TOB trust financings (Note 13). The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrowers have guaranteed limited-to-full payment of principal and accrued interest on the property loans. The borrowers may elect to extend the maturity dates for periods ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)
The interest rate will convert to a variable rate of Term SOFR + 3.35% on February 1, 2025.
(3)
The property loan is held in trust in connection with a TOB trust financing (Note 13).

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

(1)
The property loans are held in trust in connection with TOB trust financings (Note 13) with the exception of the Osprey Village Supplemental and Willow Place Apartments Supplemental property loans. The property loans and associated GILs are on parity and share a first mortgage lien position on all real and personal property associated with the underlying property. Affiliates of the borrowers have guaranteed limited-to-full payment of principal and accrued interest on the property loans. The borrowers may elect to extend the maturity dates for periods ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee. The variable index interest rate components are typically subject to floors that range from 0% to 0.50%.
(2)
The interest rate will convert to a variable rate of Term SOFR + 3.35% on February 1, 2025.
(3)
The property loan is held in trust in connection with a TOB trust financing (Note 13).

The Partnership has accrued interest receivable related to its property loans of $1.2 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans on a draw-down basis during construction of the secured properties as of March 31, 2024. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Three Months of 2024

The following property loan principal payments were received during the three months ended March 31, 2024:

Property Name	Month Repaid	Principal Proceeds
Legacy Commons at Signal Hills	February 2024	$32,233,972
Osprey Village	February 2024	14,998,296
Osprey Village Supplemental	February 2024	4,600,000
Willow Place Apartments	February 2024	18,875,606
Willow Place Apartments Supplemental	February 2024	1,115,320
SoLa Impact Opportunity Zone Fund	March 2024	500,000
		$72,323,194

Activity in the First Three Months of 2023

The following property loan principal payments were received during the three months ended March 31, 2023:

Property Name	Month Redeemed	Principal Outstanding at Date of Redemption
Greens Property	February 2023	$850,000
Scharbauer Flats	February 2023	10,773,236
Centennial Crossings	March 2023	6,692,344
		$18,315,580

Concurrent with the redemption of the Greens Property loan, the Partnership received cash as payment for accrued interest of approximately $1.6 million.

7. Investments in Unconsolidated Entities

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

The following table provides the details of the investments in unconsolidated entities as of March 31, 2024 and December 31, 2023:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of March 31, 2024	Carrying Value as of December 31, 2023
Current Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	$14,199,870	13,235,090
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	14,573,715	13,908,660
Vantage at Loveland	Loveland, CO	288		April 2021	N/A	21,157,573	20,464,906
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	15,090,681	15,090,681
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	13,485,258	12,996,316
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	N/A	14,349,293	13,131,272
Freestone Greeley	Greeley, CO	296		N/A	N/A	5,784,762	5,346,007
Freestone Cresta Bella	San Antonio, TX	296		February 2023	N/A	17,661,138	17,325,494
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	N/A	8,684,133	8,608,322
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	N/A	10,941,810	7,518,717
Freestone Greenville	Greenville, TX	300		April 2024	N/A	5,470,516	5,366,551
Freestone Ladera	Ladera, TX	288		N/A	N/A	3,732,158	3,661,230
						$145,130,907	$136,653,246
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of March 31, 2024. See Note 16 for further details regarding the Partnership’s remaining funding commitments.

Activity in the First Three Months of 2024

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the three months ended March 31, 2024:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain (loss) on Sale
Vantage at Coventry	Omaha, NE	294	(1)	$50,000	$-	$50,000
(1)
In January 2024, the Partnership received sales proceeds of approximately $50,000 associated with final settlements of the Vantage at Coventry sale in January 2023. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statement of operations.

During the first three months of 2024, the Partnership advanced funds beyond its original commitments to four Vantage unconsolidated entities totaling $2.9 million to cover additional construction and interest costs.

Activity in the First Three Months of 2023

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the three months ended March 31, 2023:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Stone Creek	Omaha, NE	294	January 2023	$14,689,244	$108,295	$9,114,980
Vantage at Coventry	Omaha, NE	294	January 2023	13,220,218	135,501	6,258,133
Vantage at Murfreesboro	Murfreesboro, TN	288	(1)	(6,184)	-	(6,184)
				$27,903,278	$243,796	$15,366,929
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

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Property revenues	$3,785,318	$3,749,443
Gain on sale of property	$-	$38,104,333
Net income (loss)	$(1,124,174)	$37,742,938

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of March 31, 2024 and December 31, 2023:

Real Estate Assets as of March 31, 2024
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	946,043	3,606,658
Land held for development		(2)	1,109,482	-	1,109,482
					$4,716,140
Less accumulated depreciation					-
Real estate assets, net					$4,716,140
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 3 for further information.
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
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 3 for further information.
(2)
Land held for development consists of land and development costs for a parcel of land in Richland County, SC.

In January 2023, the Partnership sold the land held for development in Omaha, NE and received proceeds of $442,000 which approximated the Partnership’s carrying value.

In December 2023, the Partnership sold the Suites on Paseo MF Property. Net income related to the Suites on Paseo MF Property for the three months ended March 31, 2024, and 2023 was as follows:

	For the Three Months Ended March 31,
	2024	2023
Net income	$-	$228,912

9. Other Assets

The following table summarizes the Partnership’s other assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Deferred financing costs, net	$799,144	$850,726
Derivative instruments at fair value (Note 15)	9,263,602	5,254,663
Taxable mortgage revenue bonds, at fair value	10,980,756	21,460,288
Taxable governmental issuer loans:
Taxable governmental issuer loans	3,000,000	13,573,000
Allowance for credit losses (Note 10)	(41,000)	(77,000)
Taxable governmental issuer loans, net	2,959,000	13,496,000
Bond purchase commitment, at fair value (Note 16)	134,829	197,788
Other assets	1,845,579	1,935,005
Total other assets	$25,982,910	$43,194,470

The Partnership has remaining commitments to provide additional funding of the taxable MRBs and taxable GILs during construction and/or rehabilitation of the secured properties as of March 31, 2024. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs.

See Note 20 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Interest expense” in the Partnership’s condensed consolidated statements of operations. Unrealized gains and losses on taxable MRBs and bond purchase commitments are recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

As of March 31, 2024, nine taxable MRBs and three taxable GILs with a reported value totaling $14.4 million were held in trust in connection with TOB trust financings (Note 13).

Activity in the First Three Months of 2024

The following taxable MRB and taxable GIL principal payments were received during the three months ended March 31, 2024:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate		Principal Redeemed
Taxable MRBs
Residency at the Mayer Series A-T (1)	March 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	$11,500,000
Taxable GILs
Hope on Avalon	January 2024	Los Angeles, CA	88	2/1/2024	SOFR + 3.55%		$10,573,000
Total							$22,073,000
(1)
The borrower re-allocated $11.5 million of previously provided funding from a taxable MRB to a new MRB during the acquisition and rehabilitation phase of the property.
(2)
The interest rate is subject to an all-in floor of 3.95%.

Activity in the First Three Months of 2023

The following table includes details of the taxable MRB acquired during the three months ended March 31, 2023:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment
Windsor Shores Apartments - Series B	January 2023	2/1/2030	$805,000	$805,000

10. Allowance for Credit Losses

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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,294,000	$77,000	$2,048,000	$678,000	$4,097,000
Current provision for credit losses	(128,000)	(36,000)	(420,000)	(222,000)	(806,000)
Balance, end of period	$1,166,000	$41,000	$1,628,000	$456,000	$3,291,000

	For the Three Months ended March 31, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	-	-	$495,000	-	495,000
Cumulative-effect adjustment upon adoption	$2,145,000	$79,000	2,108,000	$1,617,000	$5,949,000
Current provision for expected credit losses	(65,000)	10,000	(153,000)	(337,000)	(545,000)
Balance, end of period	$2,080,000	$89,000	$2,450,000	$1,280,000	$5,899,000

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

The Partnership recorded a recovery of provision for credit losses of approximately $806,000 and $545,000 for the three months ended March 31, 2024 and 2023, respectively, which caused a decrease in the allowance for credit losses by the same amount. The decreases for the three months ended March 31, 2024 and 2023 are primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

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

The following tables summarize the Partnership’s carrying value by acquisition year, grouped by risk rating as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Governmental Issuer Loans
Performing	$-	$13,600,000	$72,337,300	$119,620,000	$-	$-	$205,557,300
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	13,600,000	72,337,300	119,620,000	-	-	205,557,300

Taxable Governmental Issuer Loans
Performing	$-	$-	$3,000,000	$-	$-	$-	$3,000,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	3,000,000	-	-	-	3,000,000

Property Loans
Performing	$-	$4,716,960	$47,640,860	$-	$-	$453,594	$52,811,414
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	495,000	495,000
Subtotal	-	4,716,960	47,640,860	-	-	948,594	53,306,414

Unfunded Commitments
Performing	$-	$3,113,040	$98,700,000	$-	$-	$-	$101,813,040
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	3,113,040	98,700,000	-	-	-	101,813,040

Total	$-	$21,430,000	$221,678,160	$119,620,000	$-	$948,594	$363,676,754

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Governmental Issuer Loans
Performing	$13,600,000	$66,337,300	$143,010,000	$-	$-	$-	$222,947,300
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	13,600,000	66,337,300	143,010,000	-	-	-	222,947,300

Taxable Governmental Issuer Loans
Performing	$-	$3,000,000	$10,573,000	$-	$-	$-	$13,573,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	3,000,000	10,573,000	-	-	-	13,573,000

Property Loans
Performing	$7,358,876	$48,140,860	$66,107,874	$-	-	$453,594	$122,061,204
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$495,000	-	495,000
Subtotal	7,358,876	48,140,860	66,107,874	-	495,000	453,594	122,556,204

Unfunded Commitments
Performing	$6,909,378	$104,700,000	$12,977,426	$-	$-	$-	$124,586,804
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	6,909,378	104,700,000	12,977,426	-	-	-	124,586,804

Total	$27,868,254	$222,178,160	$232,668,300	$-	$495,000	$453,594	$483,663,308

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of March 31, 2024, except as noted below. The Partnership currently has two property loans on nonaccrual status.

During the three months ended March 31, 2024 and 2023, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of March 31, 2024 and December 31, 2023, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of March 31, 2024 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $6.0 million as of March 31, 2024 and December 31, 2023.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$9,910,079	$9,978,891
Recovery of prior credit loss (1)	(17,155)	(16,967)
Balance, end of period (2)	$9,892,924	$9,961,924
(1)
The Partnership compared the present value of cash flows expected to be collected to the amortized cost basis of the Live 929 Apartments Series 2022A MRB, which indicated a recovery of value. As the recovery was identified prior to the effective date of the CECL standard, the Partnership will accrete the recovery of prior credit loss into investment income over the term of the MRB.
(2)
The allowance for credit losses as of March 31, 2024 and 2023 was related to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2022A MRB.

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts payable	$1,341,410	$1,518,267
Accrued expenses	3,471,873	4,104,945
Accrued interest expense	7,428,057	7,935,327
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 10)	456,000	678,000
Derivative instruments at fair value (Note 15)	224,845	705,694
Other liabilities	1,344,108	1,419,233
Total accounts payable, accrued expenses and other liabilities	$20,862,915	$22,958,088

12. Secured Lines of Credit

The following tables summarize the Partnership’s secured lines of credit ("LOC" or "LOCs") as of March 31, 2024 and December 31, 2023:

Secured Lines of Credit	Outstanding as of March 31, 2024	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$16,500,000	$50,000,000	June 2025 (1)	Variable (2)	Monthly	8.82%
Bankers Trust Acquisition LOC	-	50,000,000	June 2024 (3)	Variable (4)	Monthly	7.82%
	$16,500,000	$100,000,000

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

General LOC

The Partnership has entered into a secured Credit Agreement (“Secured Credit Agreement”) of up to $50.0 million with three financial institutions and the sole lead arranger and administrative agent, BankUnited, for a general secured line of credit (the “General LOC”). The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, senior housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of March 31, 2024, the borrowing base was approximately $41.5 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select Incorporated (“Greystone Select”), has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of March 31, 2024. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon certain increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of March 31, 2024.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of March 31, 2024.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of March 31, 2024 and December 31, 2023:

		Outstanding Debt Financings as of March 31, 2024, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	$66,287,183	$4,999	2024	Variable	Yes	3.67%	1.36%	5.03%
M33 TEBS		28,696,943	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		209,211,759	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		304,195,885							4.42%

TEBS Residual Financing		$60,243,478	$9,000	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
Jackson Manor Apartments		4,100,000	(4)	2024	Variable	Yes	4.01%	1.29%	5.30%
Southpark MRB		9,810,692	(4)	2024	Variable	Yes	4.01%	1.44%	5.45%
SoLa Impact Opportunity Zone Fund		23,412,092	(4)	2024	Variable	No	5.59%	1.78%	7.37%
Montevista - Series A		5,607,507	(4)	2025	Variable	Yes	4.01%	1.28%	5.29%
Montecito at Williams Ranch - Series A		6,798,537	(4)	2025	Variable	Yes	4.01%	1.18%	5.19%
Vineyard Gardens - Series A		3,593,846	(4)	2025	Variable	Yes	4.01%	1.18%	5.19%
The Park at Sondrio - Series 2022A		30,407,150	(4)	2025	Variable	Yes	4.01%	1.43%	5.44%
The Park at Vietti - Series 2022A		21,530,746	(4)	2025	Variable	Yes	4.01%	1.43%	5.44%
Avistar at Copperfield - Series A		11,338,321	(4)	2025	Variable	Yes	4.01%	1.68%	5.69%
Avistar at Wilcrest - Series A		4,292,320	(4)	2025	Variable	Yes	4.01%	1.68%	5.69%
Residency at the Entrepreneur MRBs		26,080,000	(4)	2025	Variable	Yes	4.01%	1.45%	5.46%
Legacy Commons at Signal Hills GIL		31,155,000	(4)	2025	Variable	Yes	4.01%	0.91%	4.92%
Osprey Village GIL		49,475,000	(4)	2025	Variable	Yes	4.01%	1.19%	5.20%
Residency at the Mayer Taxable MRB		824,508	(4)	2025	Variable	No	5.59%	1.17%	6.76%
Residency at Empire MRBs		21,888,667	(4)	2026	Variable	Yes	4.01%	1.42%	5.43%
The Ivy Apartments		24,339,218	(4)	2026	Variable	Yes	4.01%	1.44%	5.45%
Windsor Shores Apartments		17,190,485	(4)	2026	Variable	Yes	4.01%	1.44%	5.45%
Village at Hanford Square		7,764,412	(4)	2026	Variable	Yes	4.01%	1.44%	5.45%
MaryAlice Circle Apartments		4,686,385	(4)	2026	Variable	Yes	4.01%	1.44%	5.45%
Meadow Valley		18,581,544	(4)	2026	Variable	Yes	4.01%	1.44%	5.45%
40rty on Colony		4,443,263	(4)	2026	Variable	Yes	4.01%	1.44%	5.45%
Sandy Creek Apartments GIL		9,622,773	(4)	2026	Variable	Yes	4.01%	1.44%	5.45%
Residency at the Mayer - Series A		33,804,687	(4)	2026	Variable	Yes	4.01%	1.19%	5.20%
The Safford		7,779,345	(4)	2026	Variable	Yes	4.01%	1.44%	5.45%
Avistar at Wood Hollow - Series A		32,568,480	(4)	2027	Variable	Yes	4.01%	1.44%	5.45%
Live 929		53,092,000	(4)	2027	Variable	Yes	4.01%	1.18%	5.19%
Trust 2024-XF3219	(5)	22,579,601	(4)	2027	Variable	No	5.59%	1.79%	7.38%
Barclays Capital Inc.:
Trust 2021-XF2953	(6)	54,627,862	-	2025	Variable	No	5.45%	1.27%	6.72%
Poppy Grove I GIL		17,473,372	-	2025	Variable	Yes	4.75%	1.25%	6.00%
Poppy Grove II GIL		9,229,372	-	2025	Variable	Yes	4.75%	1.25%	6.00%
Poppy Grove III GIL		14,836,372	-	2025	Variable	Yes	4.75%	1.25%	6.00%
Village Point		18,386,175	-	2025	Variable	Yes	4.78%	1.61%	6.39%
Subtotal/Weighed Average Period End Rate		601,319,732							5.69%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,715,993	-	2024	Fixed	Yes	N/A	N/A	1.98%

Total Debt Financings		$978,475,088
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
(4)
The Partnership has restricted cash totaling approximately $14.7 million related to its total net position with Mizuho Capital Markets.
(5)
The TOB trust is securitized by eight taxable MRBs, six MRBs, and one property loan.

(6)
The TOB trust is securitized by the Willow Place GIL & supplemental GIL, Lutheran Gardens MRB, Magnolia Heights GIL and property loan, Poppy Grove I taxable GIL, Poppy Grove II taxable GIL and Poppy Grove III taxable GIL.

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

The TOB, term TOB, TEBS financing, and TEBS Residual Financing are consolidated VIEs of the Partnership (Note 3). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, term TOB, TEBS financings, and TEBS Residual Financing on the Partnership's condensed consolidated financial statements. See information regarding the MRBs, GILs, property loans, taxable MRBs and taxable GILs securitized within the TOB, term TOB, TEBS financings, and TEBS Residual Financing in Notes 4, 5, 6 and 9, respectively.

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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests must maintain a certain value in relation to the total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of March 31, 2024.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. The Partnership had posted approximately $14.7 million and $9.6 million of cash collateral with Mizuho as of March 31, 2024 and December 31, 2023, respectively. There was no required cash collateral posted with Barclays as of March 31, 2024 or December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Partnership posted restricted cash as contractually required under the terms of the three TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 15).

The Term TOB trust financing with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of March 31, 2024.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Three Months of 2024

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the three months ended March 31, 2024:

TOB Trust Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Southpark MRB	$9,840,000	June 2024	Variable	Yes	1.44%
Trust 2024-XF3219	21,795,000	February 2027	Variable	No	1.79%
Total TOB Trust Financings	$31,635,000

In March 2024, the Partnership deposited the Residency at the Mayer Series M MRB into the existing TOB Trust 2022-XF3059 and received additional debt financing proceeds of approximately $9.5 million.

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the redemption of underlying assets during the three months ended March 31, 2024:

Debt Financing	Debt Facility	Month	Paydown Applied
Hope on Avalon GIL	TOB Trust	January 2024	$18,712,000
Trust 2021-XF2926 - Hope on Avalon taxable GIL	TOB Trust	January 2024	9,515,000
Trust 2021-XF2939 - Osprey Village property loan	TOB Trust	February 2024	12,365,000
Trust 2021-XF2939 - Osprey Village Supplemental property loan	TOB Trust	February 2024	3,795,000
Trust 2021-XF2953 - Willow Place property loan	TOB Trust	February 2024	15,080,000
Trust 2021-XF2926 - Legacy Commons at Signal Hills property loan	TOB Trust	February 2024	28,985,000
Trust 2021-XF2939 - Residency at the Mayer Series A-T	TOB Trust	March 2024	9,480,000
SoLa Impact Opportunity Zone Fund	TOB Trust	March 2024	350,000
			$98,282,000

Refinancing Activity:

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to January 2025. There were no additional changes to terms or fees associated with the extensions.

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

Redemptions:

The following is a summary of the debt trust financing repaid in connection with the redemption of the underlying asset during the three months ended March 31, 2023:

Debt Financing	Debt Facility	Month	Paydown Applied
Greens of Pine Glen	M31 TEBS	February 2023	$7,579,000

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2024 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2024	$143,344,871
2025	312,950,784
2026	159,748,526
2027	103,965,220
2028	4,518,577
Thereafter	257,084,127
Total	981,612,105
Unamortized deferred financing costs and debt premium	(3,137,017)
Total debt financing, net	$978,475,088

14. Mortgages Payable

The following is a summary of the Partnership's mortgage payable, net of deferred financing costs, as of March 31, 2024 and December 31, 2023:

Property Mortgage Payables	Outstanding Mortgage Payable as of March 31, 2024, net	Outstanding Mortgage Payable as of December 31, 2023, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos--Mortgage (1)	$1,690,000	$1,690,000	2020	November 2024	Variable	9.25%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 3).

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the unrealized and realized gains and losses of the Partnership's derivative instruments for the three months ended March 31, 2024 and 2023:

	For the Three Months ended March 31, 2024
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(1,663,449)	$(4,604,445)	$(6,267,894)
Interest rate cap	-	230	230
Total	$(1,663,449)	$(4,604,215)	$(6,267,664)

	For the Three Months ended March 31, 2023
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(829,480)	$3,430,002	$2,600,522
Interest rate cap		5,965	5,965
Total return swaps	(1,323,351)	-	(1,323,351)
Total	$(2,152,831)	$3,435,967	$1,283,136

The value of the Partnership’ interest rate swaps are subject to mark-to-market collateral posting provisions in conjunction with the Partnership’s respective ISDA master agreements (Note 13). See Note 20 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative instruments are presented within “Other assets” and “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

The Partnership has entered into multiple interest rate swap agreements with large financial institutions to mitigate interest rate risk associated with variable rate TOB trust financings (Note 13). No fees were paid to the counterparties upon closing of the interest rate swaps. The Partnership has entered into an interest rate cap agreement to mitigate our exposure to interest rate risk associated with a variable-rate debt financing facility.

The following tables summarize the Partnership’s derivative instruments as of March 31, 2024 and December 31, 2023:

		Fair Value as of March 31, 2024
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	313,264,293	$9,263,567	$(224,845)	3.04
Cap
4.5% SIFMA Rate Cap	72,988,749	35	-	0.42
	386,253,042	$9,263,602	$(224,845)

		Fair Value as of December 31, 2023
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	333,250,226	$5,254,398	$(705,694)	3.48
Cap
4.5% SIFMA Rate Cap	73,393,729	265	-	0.67
	406,643,955	$5,254,663	$(705,694)

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of March 31, 2024:

Year	Average Notional	Weighted Average Fixed Rate Paid
Remainder of 2024	$354,680,757	3.45%
2025	297,636,631	3.31%
2026	247,498,799	3.27%
2027	162,100,466	3.31%
2028	125,802,132	3.38%
2029	103,872,299	3.38%
2030	8,997,800	3.40%

16. Commitments and Contingencies

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of March 31, 2024 and December 31, 2023:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of March 31, 2024	Fair Value as of December 31, 2023
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	134,829	197,788

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. See Note 10 for additional information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of March 31, 2024:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of March 31, 2024
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$19,070,000
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	6.00%	26,080,000	9,980,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	16,420,000
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (3)	SOFR + 3.60%	5,000,000	4,000,000
Residency at Empire - Series BB-3	December 2022	December 2040	6.45% (4)	14,000,000	4,445,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (5)	47,000,000	47,000,000
The Safford	October 2023	October 2026 (3)	7.59%	43,000,000	33,117,168
Subtotal				195,500,000	134,032,168

Taxable Mortgage Revenue Bonds
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	$8,000,000	$7,000,000
Residency at Empire - Series BB-T	December 2022	December 2025 (3)	7.45%	9,404,500	8,404,500
Village at Hanford Square - Series H-T	May 2023	May 2030	7.25%	10,400,000	9,400,000
40rty on Colony - Series P-T	June 2023	June 2030	7.45%	5,950,000	4,950,000
Subtotal				33,754,500	29,754,500

Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	35,688,328	13,842,328
Poppy Grove II	September 2022	April 2025 (3)	6.78%	22,250,000	10,708,700
Poppy Grove III	September 2022	April 2025 (3)	6.78%	39,119,507	20,569,507
Subtotal				97,057,835	45,120,535

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	$21,157,672	$20,157,672
Poppy Grove II	September 2022	April 2025 (3)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (3)	6.78%	24,480,493	23,480,493
Subtotal				56,579,465	53,579,465

Property Loans
Sandy Creek Apartments	August 2023	September 2026 (3)	8.63% (6)	$7,830,000	$3,113,040
Subtotal				7,830,000	3,113,040

Equity Investments
Vantage at San Marcos (7), (8)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Vantage at Loveland (9)	April 2021	N/A	N/A	18,215,000	657,427
Freestone Greeley (8)	October 2022	N/A	N/A	16,035,710	10,806,346
The Jessam at Hays Farm	July 2023	N/A	N/A	16,532,636	5,880,256
Freestone Greenville	December 2023	N/A	N/A	19,934,456	14,597,244
Freestone Ladera (8)	December 2023	N/A	N/A	17,097,624	13,449,494
Subtotal				97,729,955	54,334,681

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (10)	4.85%	$3,900,000	$3,900,000
Subtotal				3,900,000	3,900,000

Total Commitments				$492,351,755	$323,834,389
(1)
The variable index interest rate components are subject to a floor of 0.27%.
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
(7)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 3).
(8)
A development site has been identified for this property but construction had not commenced as of March 31, 2024.
(9)
In July 2023, the Partnership's initial commitment of $16.3 million was increased by $1.9 million upon meeting certain conditions as outlined in the original agreement.
(10)
This is the estimated closing date of the associated bond purchase commitment.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of March 31, 2024:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of March 31, 2024
Ohio Properties	2026	$1,960,152
Greens of Pine Glen, LP	2027	1,470,582

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan support is in the form of a payment guaranty. The Mortgage support is in the form of a forward loan purchase agreement upon maturity of the Mortgage. The reported value of the credit guaranties was approximately $338,000 and $343,000 as of March 31, 2024 and December 31, 2023, respectively, and are included within other liabilities in the Partnership's condensed consolidated financial statements. No additional contingent liability has been accrued because the likelihood of claims is remote. The following table summarizes the Partnership’s maximum exposure under these credit guaranties as of March 31, 2024:

Borrower	End of Guaranty Period	Partnership's Maximum Exposure as of March 31, 2024
The 50/50 MF Property--TIF Loan	2025	$1,337,268
The 50/50 MF Property--Mortgage	2027	21,701,660

17. Redeemable Preferred Units

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

The following table summarizes the Partnership’s outstanding Preferred Units as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A Preferred Units
March 2017	1,000,000	$10,000,000	3.00%	10.00	March 2024 (1)
Total Series A Preferred Units	1,000,000	10,000,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	10.00	January 2030
February 2024	500,000	5,000,000	5.75%	$10.00	February 2030
Total Series B Preferred Units	2,250,000	22,500,000

Redeemable Preferred Units outstanding as of March 31, 2024	8,750,000	$87,500,000
(1)
In April 2024, the Partnership redeemed $10.0 million of Series A Preferred Units. See Note 25 for additional information.

	December 31, 2023
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00
March 2017	1,000,000	10,000,000	3.00%	10.00
October 2017	750,000	7,500,000	3.00%	10.00
Total Series A Preferred Units	2,750,000	27,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Redeemable Preferred Units outstanding as of December 31, 2023	8,250,000	$82,500,000

18. Restricted Unit Awards

The Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan (the "Plan") permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of March 31, 2024, there were approximately 292,000 restricted units and other awards available for future issuance under the Plan. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $332,000 and $350,000 for the three months ended March 31, 2024 and 2023, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the three months ended March 31, 2024 and for the year ended December 31, 2023:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2023	87,334	$19.33
Granted	105,274	17.65
Vested	(97,008)	18.64
Unvested as of December 31, 2023	95,600	18.18
Granted	109,581	16.62
Unvested as of March 31, 2024	205,181	$17.35

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $2.4 million as of March 31, 2024. The remaining compensation expense is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of unvested RUAs was approximately $3.3 million as of March 31, 2024.

19. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to AFCA 2, AFCA 2’s general partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership's condensed consolidated financial statements for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Partnership administrative fees paid to AFCA 2 (1)	$1,486,000	$1,578,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	20,000	15,000
Referral fees paid to an affiliate (3)	-	76,250

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

AFCA 2 receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Investment/mortgage placement fees earned by AFCA 2 (1)	$25,000	$2,257,000
(1)
AFCA 2 received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of March 31, 2024, Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase eight of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac. Greystone Servicing Company LLC did not purchase any of the Partnership’s GILs during the three months ended March 31, 2024 and 2023.

Greystone Select, an affiliate of the Partnership, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement related to the Partnership's General LOC (Note 12). The guaranty is enforceable if an event of default occurs, the administrative agent takes certain actions in relation to the collateral and the amounts due under the Secured Credit Agreement are not collected within a certain period of time after the commencement of such actions. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership reported receivables due from unconsolidated entities of approximately $189,000 and $169,000 as of March 31, 2024 and December 31, 2023, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $540,000 and $588,000 as of March 31, 2024 and December 31, 2023, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2024 and December 31, 2023, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2024 and December 31, 2023 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Mortgage revenue bonds (2)	2.6% - 8.0%	2.3% - 7.7%	5.2%	4.8%
Taxable mortgage revenue bonds	6.9% - 11.9%	6.5% - 11.9%	8.8%	8.8%
Bond purchase commitments	4.3%	4.1%	4.3%	4.1%
(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.
(2)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB as the bankruptcy process is nearly complete. The valuation as of March 31, 2024 is based on expected additional liquidation proceeds of approximately $197,000 at final liquidation.

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

Assets measured at fair value on a recurring basis as of March 31, 2024 are summarized as follows:

	Fair Value Measurements as of March 31, 2024
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$922,468,164	$-	$-	$922,468,164
Mortgage revenue bonds	20,277,433	-	-	20,277,433
Bond purchase commitments (reported within other assets)	134,829	-	-	134,829
Taxable mortgage revenue bonds (reported within other assets)	10,980,756	-	-	10,980,756
Derivative instruments (reported within other assets)	9,263,602	-	9,263,568	34
Derivative swap liability (reported within other liabilities)	(224,845)	-	(224,845)	-
Total Assets and Liabilities at Fair Value, net	$962,899,939	$-	$9,038,723	$953,861,216

The following table summarizes the activity related to Level 3 assets for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2024	$930,675,295	$197,788	$21,460,288	$265	$952,333,636
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	71,383	-	(6,050)	(231)	65,102
Included in other comprehensive income	(12,038,314)	(62,959)	29,577	-	(12,071,696)
Purchases and advances	26,297,798	-	1,000,000	-	27,297,798
Settlements and redemptions	(2,260,565)	-	(11,503,059)	-	(13,763,624)
Ending Balance March 31, 2024	$942,745,597	$134,829	$10,980,756	$34	$953,861,216
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on March 31, 2024	$17,155	$-	$-	$(231)	$16,924
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

The following tables summarize the activity related to Level 3 assets and liabilities for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2023	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	77,493	-	(6,050)	1,317,385	1,388,828
Included in other comprehensive income	20,579,051	112,547	(181,509)	-	20,510,089
Purchases and advances	60,622,813	-	1,805,000	-	62,427,813
Settlements and redemptions	(13,303,739)	-	(2,797)	(1,363,480)	(14,670,016)
Ending Balance March 31, 2023	$867,383,622	$211,476	$18,146,540	$285,145	$886,026,783
Total amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on March 31, 2023	$16,967	$-	$-	$(6,024)	$10,943
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Total gains and losses included in earnings for the derivative instruments are reported within “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $207.2 million and $1.7 million as of March 31, 2024, respectively. The estimated fair value of the GILs and taxable GILs was $225.7 million and $12.1 million as of December 31, 2023, respectively. The fair value of the construction financing property loans approximated amortized cost as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$978,475,088	$979,889,395	$1,015,030,066	$1,019,218,351
Secured lines of credit	16,500,000	16,500,000	33,400,000	33,400,000
Mortgages payable	1,690,000	1,690,000	1,690,000	1,690,000

21. Income Taxes

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Current income tax expense (benefit)	$(4,196)	$8,340
Deferred income tax expense (benefit)	2,998	(982)
Total income tax expense (benefit)	$(1,198)	$7,358

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of March 31, 2024 and December 31, 2023.

22. Partnership Income, Expenses and Distributions

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

23. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three months ended March 31, 2024 and 2023.

24. Segments

As of March 31, 2024, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs, and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership's condensed consolidated balance sheets. As of March 31, 2024, the Partnership reported 84 MRBs and nine GILs in this segment. As of March 31, 2024, the multifamily residential properties securing the MRBs and GILs contain a total of 11,525 and 1,539 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) was collateralized by commercial real estate prior to a sale of the underlying real estate in July 2022 (Note 4). All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of March 31, 2024, the two properties securing the MRBs contain a total of 294 beds.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of the operations of ATAX Vantage Holdings, LLC, ATAX Freestone Holdings, LLC, ATAX Senior Housing Holdings I, LLC, and ATAX Great Hill Holdings LLC, which make noncontrolling investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily and seniors housing properties (Note 7). The Market-Rate Joint Venture Investments segment also includes the consolidated VIE of Vantage at San Marcos (Note 3).

MF Properties Segment

The MF Properties segment consists primarily of student housing residential properties that were previously owned by the Partnership. As of March 31, 2024 and December 31, 2023, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Total revenues
Affordable Multifamily MRB Investments	$19,998,977	$21,437,933
Seniors and Skilled Nursing MRB Investments	747,508	96,555
Market-Rate Joint Venture Investments	1,624,169	2,177,862
MF Properties	-	1,225,620
Total revenues	$22,370,654	$24,937,970

Interest expense
Affordable Multifamily MRB Investments	$12,769,139	$16,426,555
Seniors and Skilled Nursing MRB Investments	497,170	-
Market-Rate Joint Venture Investments	537,626	261,807
MF Properties	-	-
Total interest expense	$13,803,935	$16,688,362

Net result from derivative transactions
Affordable Multifamily MRB Investments	$(5,435,562)	$1,283,136
Seniors and Skilled Nursing MRB Investments	(832,102)	-
Market-Rate Joint Venture Investments	-
MF Properties	-	-
Total net result from derivative transactions	$(6,267,664)	$1,283,136

Depreciation expense
Affordable Multifamily MRB Investments	$5,967	$5,946
Seniors and Skilled Nursing MRB Investments	-	-
Market-Rate Joint Venture Investments	-	-
MF Properties	-	399,035
Total depreciation expense	$5,967	$404,981

Net income (loss)
Affordable Multifamily MRB Investments	$8,536,243	$(801,573)
Seniors and Skilled Nursing MRB Investments	1,082,440	96,555
Market-Rate Joint Venture Investments	1,029,698	17,279,267
MF Properties	-	216,973
Net income	$10,648,381	$16,791,222

The following table details total assets for the Partnership’s reportable segments as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Total assets
Affordable Multifamily MRB Investments	$1,346,410,727	$1,413,596,701
Seniors and Skilled Nursing MRB Investments	47,696,156	43,532,926
Market-Rate Joint Venture Investments	149,294,984	140,791,041
MF Properties	6,964,933	7,034,690
Consolidation/eliminations	(96,947,303)	(91,554,656)
Total assets	$1,453,419,497	$1,513,400,702

25. Subsequent Events

In April 2024, the Partnership redeemed $10.0 million of Series A Preferred Units from one investor. The redemption was paid using unrestricted cash on hand.

In April 2024, the Partnership entered into an additional interest rate swap agreement to mitigate interest rate risk associated with its variable rate TOB trust financings. The following table summarizes the terms of the interest rate swap agreement:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Variable Rate Index Received	Variable Debt Financing Hedged	Counterparty
April 2024	$19,500,000	5/1/2024	5/1/2029	4.345%	Compounded SOFR	TOB Trusts	Mizuho Capital Markets

In April 2024, the Partnership acquired an MRB and taxable MRB to finance the acquisition and rehabilitation of an affordable multifamily property. The following table summarizes the terms of the Partnership’s investments:

Mortgage Revenue Bond Name	Month Acquired	Property Location	Units	Maturity Date	Fixed Interest Rate	Principal Acquired
Woodington Gardens Apartments MRB	April 2024	Baltimore, MD	197	5/1/2029	7.80%	$31,150,000
Woodington Gardens Apartments taxable MRB	April 2024	Baltimore, MD	197	5/1/2029	7.80%	2,577,000
						$33,727,000

In April 2024, the Partnership entered into a new TOB trust financing arrangement with Mizuho. The following table summarizes the initial terms of the TOB trust financing:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Remarketing Senior Securities Rate	Facility Fees	Interest Rate
Woodington Gardens Apartments MRB	$24,920,000	April 2027	Variable	Yes	4.14%	1.44%	5.58%

In April 2024, the Partnership deposited the Woodington Gardens Apartments taxable MRB into the existing Trust 2024-XF3219 trust financing and received additional debt financing proceeds of approximately $2.1 million.

In April 2024, the maturity date of the Partnership’s Term TOB financing associated with the Village at Avalon MRB was extended to May 2025.

In May 2024, the Partnership sold the Brookstone MRB to an unaffiliated entity at a price that approximated the outstanding principal balance and accrued interest. The Partnership received gross proceeds of $8.3 million upon sale. The Partnership also realized the remaining discount of $1.0 million associated with the Brookstone MRB upon sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to Greystone Housing Impact Investors LP, its consolidated subsidiaries, and consolidated VIEs for all periods presented. The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between us and the consolidated VIEs have been eliminated in consolidation. See Note 2 and Note 3 to the Partnership’s condensed consolidated financial statements for further disclosures.

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

As of March 31, 2024, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	Percentage of Total	2023	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$19,999	89.4%	$21,438	86.0%
Seniors and Skilled Nursing MRB Investments	748	3.3%	97	0.4%
Market-Rate Joint Venture Investments	1,624	7.3%	2,178	8.7%
MF Properties	-	0.0%	1,226	4.9%
Total revenues	$22,371		$24,939

Net income (loss)
Affordable Multifamily MRB Investments	$8,536	80.1%	$(802)	-4.8%
Seniors and Skilled Nursing MRB Investments	1,082	10.2%	97	0.6%
Market-Rate Joint Venture Investments	1,030	9.7%	17,279	102.9%
MF Properties	-	0.0%	217	1.3%
Net income	$10,648		$16,791

Our reported net income includes unrealized (gains) losses from derivatives, which are a result of changes in current and forward interest rates. Valuation changes can be significant in periods of high interest rate volatility, especially for our interest rate swap agreements. Such (gains) losses are reported within “Net result from derivative transactions” on our condensed consolidated statements of operations. The unrealized (gains) losses are non-cash (gains) losses and can cause variability in reported net income from period-to-period. The following table summarizes unrealized (gains) losses from derivative transactions by segment for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Unrealized (gains) losses from derivative fair value adjustments
Affordable Multifamily MRB Investments	$(3,904)	$3,436
Seniors and Skilled Nursing MRB Investments	(700)	-
Market-Rate Joint Venture Investments	-	-
MF Properties	-	-
Total unrealized (gains) losses from derivative fair value adjustments	$(4,604)	$3,436

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2024 and 2023:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended March 31, 2024
Mortgage revenue bond acquisition and advances	5	$26,298	N/A	N/A	4
Governmental issuer loan advances	3	6,000	N/A	N/A	5
Governmental issuer loan redemption	1	23,390	$18,712	N/A	5
Property loan advances	2	3,073	N/A	N/A	6
Property loan redemptions and paydown	6	72,323	60,575	N/A	6
Investments in unconsolidated entities	7	6,960	N/A	N/A	7
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	9
Taxable mortgage revenue bond paydown	1	11,500	9,480	N/A	9
Taxable governmental issuer loan redemption	1	10,573	9,515	N/A	9

For the Three Months Ended March 31, 2023
Mortgage revenue bond advances	6	$60,547	N/A	N/A	4
Mortgage revenue bond redemptions	3	11,856	$7,579	$(1,428)	4
Governmental issuer loan advances	4	17,377	N/A	N/A	5
Property loan advances	4	7,581	N/A	N/A	6
Property loan redemption and paydowns	3	18,316	15,700	N/A	6
Investments in unconsolidated entities	2	5,698	N/A	N/A	7
Return of investment in unconsolidated entities upon sale	2	12,283	N/A	3,843	7
Taxable mortgage revenue bond advances	2	1,805	N/A	N/A	9
Taxable governmental issuer loan advance	1	3,000	N/A	N/A	9
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three months ended March 31, 2024 and 2023, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended March 31, 2024
Net paydown on Acquisition LOC	2	$16,900	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	63,250	Yes	13
Interest rate swap executed	1	-	N/A	15
Issuance of Series B Preferred Units	1	5,000	N/A	17
Exchange of Series A Preferred Units for Series B Preferred Units	1	17,500	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	1,055	N/A	N/A

For the Three Months Ended March 31, 2023
Net repayment on Acquisition LOC	6	$49,000	Yes	12
Proceeds from TOB trust financings	11	110,061	Yes	13
Interest rate swaps executed	3	-	N/A	15
Issuance of Series A-1 Preferred Units	1	8,000	N/A	17
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	7,000	N/A	17

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

Asset Type	For the Period from January 1, 2022, through March 31, 2024
MRBs and taxable MRBs	$211,454,500
GILs, taxable GILs and property loans	212,205,554
Total	$423,660,054

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of March 31, 2024:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,830	6,629	9,621	10,950	88%	70	12	$842,425,018	58%
GILs, taxable GILs and related property loans	-	1,539	1,539	1,539	100%	8	5	221,392,806	15%
Total	1,830	8,168	11,160	12,489	89%	78		$1,063,817,824	73%
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

The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Greystone Manager Board of Managers is in compliance with the NYSE listing rules and SEC rules applicable to the Partnership. The majority of the members of the Greystone Manager Board of managers meet the independence standards established by the New York Stock Exchange listing rules and the rules of the SEC. All the members of the Audit Committee of Greystone Manager are independent under the applicable SEC and NYSE independence requirements, two of whom qualify as “audit committee financial experts.” Of the seven Managers of Greystone Manager, one Manager is female.

The Greystone Manager Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The Audit Committee and Board of Managers have had 100% attendance during 2023 and 2024.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions include those used in determining (i) the fair value of MRBs and taxable MRBs; (ii) investment impairments; and (iii) allowance for credit losses.

The Partnership’s critical accounting estimates are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

Affordable Multifamily MRB Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for residential properties and commercial properties in their market areas. We have also invested in taxable MRBs, GILs, taxable GILs and property loans which are included within this segment. All “General and administrative expenses” on our condensed consolidated statements of operations are reported within this segment.

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

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$19,999	$21,438	$(1,439)	-6.7%
Interest expense	12,769	16,427	(3,658)	-22.3%
Net result from derivative transactions	(5,436)	1,283	(6,719)	N/A
Provision for credit losses	(806)	(545)	(261)	47.9%
Segment net income (loss)	8,536	(802)	9,338	N/A

Comparison of the three months ended March 31, 2024 and 2023

Total revenues decreased for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $2.4 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.5 million in interest income from recent GIL investments and higher average interest rates;

•
A decrease of approximately $2.0 million in other interest income due to principal repayments and redemptions of property loan, taxable MRB and taxable GIL investments during 2023 and 2024;
•
An increase of approximately $543,000 due to recent property loan and taxable MRB advances and higher average interest rates; and
•
An increase of approximately $1.2 million in interest income from recent MRB advances, offset by a decrease of approximately $361,000 in interest income due to MRB redemptions and principal repayments.

Interest expense decreased for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $2.8 million due to a decrease in the average outstanding principal of our debt financing instruments of approximately $175.3 million;
•
A decrease of approximately $299,000 due to lower average interest rates on debt financing, net of cash receipts received on interest rate derivatives; and
•
A decrease of approximately $589,000 in amortization of deferred financing costs.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. We reported unrealized gains for the three months ended March 31, 2024 due to generally rising interest rates resulting in increases in the value of our fixed rate payor interest rate swaps. The following table summarizes the components of this line item for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands

	For the Three Months Ended March 31,
	2024	2023
Realized (gains) losses on derivatives, net	$(1,531)	$(2,153)
Unrealized (gains) losses on derivatives, net	(3,905)	3,436
Net result from derivative transactions	$(5,436)	$1,283

The provision for credit losses for the three months ended March 31, 2024 and 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments. The decreases are primarily due to GIL and property loan redemptions during 2023 and 2024, decreases in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the model used to estimate the allowance for credit losses.

Segment net income (loss) increased for the three months ended March 31, 2024 as compared to the same period in 2023 due to:

•
The changes in line items detailed above; and
•
A decrease in general and administrative expenses primarily due to decreases of approximately $92,000 in administration fees paid to AFCA2 due to lower assets under management and approximately $64,000 in employee compensation and benefits.

The following table summarizes the segment's net interest income, average balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended March 31, 2024 and 2023. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$841,075	$12,612	6.0%	$797,230	$11,820	5.9%
Governmental issuer loans	208,405	4,289	8.2%	307,996	5,209	6.8%
Property loans	88,144	1,676	7.6%	171,605	3,151	7.3%
Other investments	26,547	525	7.9%	26,961	488	7.2%
Total interest-earning assets	$1,164,171	$19,102	6.6%	$1,303,792	$20,668	6.3%
Other income		94			-
Non-investment income		803			770
Total revenues		$19,999			$21,438

Interest-bearing liabilities:
Lines of credit	$4,225	$62	5.9%	$18,500	$265	5.7%
Fixed TEBS financing	239,364	2,396	4.0%	250,040	2,489	4.0%
Fixed TEBS Residual financing	61,378	1,099	7.2%	-	-	N/A
Variable TEBS financing	66,455	779	4.7%	73,506	778	4.2%
Variable Secured Notes (1)	-	-	N/A	102,641	2,227	8.7%
Fixed Term TOB financing	12,731	63	2.0%	12,835	64	2.0%
Variable TOB financing	579,736	8,068	5.6%	681,696	8,389	4.9%
Realized gains on interest rate swaps, net	N/A	(1,531)	N/A	N/A	(829)	N/A
Total interest-bearing liabilities	$963,889	$10,936	4.5%	$1,139,218	$13,383	4.7%
Net interest spread (2)		$8,166	2.8%		$7,285	2.2%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		12,467			15,536
Amortization of deferred finance costs		302			891
Total interest expense		$12,769			$16,427

(1)
Interest expense is reported net of realized gains on the Partnership’s total return swap agreements that were related to the Secured Notes.
(2)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized gains (losses) on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the three months ended March 31, 2024 and 2023, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended March 31, 2024 vs. 2023
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$792	$650	$142
Governmental issuer loans	(920)	(1,684)	764
Property loans	(1,475)	(1,533)	58
Other investments	37	(7)	44
Total interest-earning assets	$(1,566)	$(2,574)	$1,008

Interest-bearing liabilities:
Lines of credit	$(203)	$(204)	$1
Fixed TEBS financing	(93)	(106)	13
Fixed TEBS Residual financing	1,099	1,099	-
Variable TEBS financing	1	(75)	76
Variable Secured Notes (1)	(2,227)	(2,227)	-
Fixed Term TOB trust financing	(1)	(1)	-
Variable TOB financing	(321)	(1,255)	934
Realized gains on interest rate swaps, net	(702)	N/A	(702)
Total interest-bearing liabilities	$(2,447)	$(2,769)	$322
Net interest spread change	$881	$195	$686

(1)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements that were related to the Secured Notes.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of March 31, 2024.

Our sole student housing property securing an MRB, Live 929 Apartments, was 72% occupied as of March 31, 2024, and is current on MRB debt service. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. Current occupancy is lower than in recent years due to on-site management issues during the Fall 2023 lease-up process and certain personnel changes were made by the property management team in response. The property recently began leasing for the Fall 2024 term and was 30% pre-leased as of April 30, 2024, which is consistent with the progress as of that date in prior years.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Four of the eight underlying affordable multifamily properties had commenced leasing operations as of March 31, 2024. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor.

We have three MRBs, two taxable MRBs, five GILs and one property loan that have variable interest rates as of March 31, 2024. All such investments finance the construction of affordable multifamily properties. We regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction budget contingency balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. In such instances, the developer has either reallocated other available reserves and contingencies, deferred their developer fees, or made direct cash payment during construction. Borrowers for all such investments are current on debt service as of March 31, 2024. In all instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default. In certain instances, we have advanced supplemental loans to the borrowers secured by the underlying properties if returns meet our requirements and/or if such loans are necessary to meet the 50% tax-exempt financing requirements under the LIHTC regulations. In the fourth quarter of 2023, the Partnership committed to fund additional supplemental loans to the Osprey Village and Willow Place Apartments properties up to $4.6 million and $3.3 million, respectively, to provide additional capitalized interest reserves. In February 2024, all but $1.5 million of such supplemental loans were redeemed at par plus accrued interest. We expect the remaining supplemental loans to be repaid from refinance proceeds at the same time as the existing GIL and property loan investments are redeemed.

Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. The Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings. Since the beginning of 2023, six of our GIL investments were purchased by Freddie Mac, through a servicer, and repaid in full.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties. Seniors housing consists of a combination of independent living, assisted living and memory care units.

As of March 31, 2024, we owned two MRBs with aggregate outstanding principal of $47.9 million, with an outstanding commitment to provide additional funding of $19.1 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds.

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$748	$97	$651	671.1%
Interest expense	497	-	497	N/A
Net result from derivative transactions	(832)	-	(832)	N/A
Segment net income	1,082	97	985	1015.5%

Comparison of the three months ended March 31, 2024 and 2023

Total revenues increased for the three months ended March 31, 2024 as compared to the same period in 2023 due to higher average principal balances.

Interest expense for the three months ended March 31, 2024 consists of approximately $480,000 in TOB interest expense and approximately $17,000 of deferred financing costs amortization.

The net result from derivative transactions for the three months ended March 31, 2024 is the result of a new derivative transaction entered into after March 31, 2023.

The change in segment net income for the three months ended March 31, 2024 as compared to the same period in 2023 was the result of the changes in the line items discussed above.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of our noncontrolling joint venture equity investments in market-rate multifamily properties, also referred to as our investments in unconsolidated entities or JV Equity Investments. Our joint venture equity investments are passive in nature. Operational oversight of each property is controlled by our respective joint venture partners according to each respective entity’s operating agreement. The properties are predominantly managed by property management companies affiliated with our joint venture partners. Decisions on when to sell an individual property are made by our respective joint venture partners based on their views of the local market conditions and current leasing trends.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$1,624	$2,178	$(554)	-25.4%
Interest expense	538	262	276	105.3%
Gain on sale of investments in unconsolidated entities	50	15,367	(15,317)	-99.7%
Earnings (losses) on investments in unconsolidated entities	(107)	-	(107)	N/A
Segment net income	1,030	17,279	(16,249)	-94.0%

Comparison of the three months ended March 31, 2024 and 2023

The decrease in total revenues for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to the following:

•
A decrease of approximately $244,000 of investment income related to the sales of Vantage at Stone Creek and Vantage at Coventry in January 2023;
•
A decrease of approximately $985,000 of investment income due to properties meeting the maximum guaranteed preferred return during 2023 and 2024; and
•
An increase of approximately $675,000 in investment income related to our various unconsolidated entities primarily from equity contributions during 2023 and 2024.

Interest expense for the three months ended March 31, 2024 and 2023 is related to our General LOC that is primarily secured by the JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate on higher average outstanding balances.

The gain on sale of investments in unconsolidated entities for the three months ended March 31, 2024 related to final settlement of the Vantage at Coventry sale that occurred in January 2023. The gain on sale of investments in unconsolidated entities for the three months ended March 31, 2023 primarily consisted of the following:

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

The change in segment net income for the three months ended March 31, 2024 as compared to the same period in 2023 was the result of changes in the line items discussed above.

Operational Matters

We have noted no material construction cost overruns for securing materials and labor needed to construct the properties underlying our JV Equity Investments, despite general supply chain constraints noted in recent years. However, Vantage at McKinney Falls did experience cost overruns due to delayed utility connections to the site by the local municipality. The lack of water connections delayed vertical construction and caused the general contractor to incur additional general conditions costs to otherwise ensure progress in construction. From January through April 2024, we contributed additional equity of $1.0 million to cover cost overages related to these delays.

The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original budgets. We have noted that some properties that are complete or nearing construction completion have incurred interest costs that have exceeded capitalized interest reserves, and such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments. From January through April 2024, we advanced additional equity totaling $2.2 million across four Vantage JV Equity Investments to cover additional interest costs. We anticipate advancing additional equity to certain JV Equity Investments during the remainder of 2024 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds with cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

As of March 31, 2024, Vantage at Helotes, Vantage at Fair Oaks, and Vantage at Hutto have completed construction, are in the initial leasing phase, and are 87%, 74%, and 60% occupied as of March 31, 2024, respectively. Vantage at Tomball has achieved stabilization and been listed for sale as of March 31, 2024. Vantage at McKinney Falls began leasing in April 2024.

MF Properties Segment

As of March 31, 2024, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
MF Properties
Total revenues	$-	$1,226	$(1,226)	-100.0%
Real estate operating expense	-	602	(602)	-100.0%
Depreciation expense	-	399	(399)	-100.0%
Segment net income	-	217	(217)	-100.0%

Comparison of the three months ended March 31, 2024 and 2023

We have no operating results to report for the three months ended March 31, 2024 due to the sale of the Suites on Paseo MF Property in December 2023.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment classes. The narrative discussion that follows provides a brief operating analysis of each investment class as of and for the three months ended March 31, 2024 and 2023.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of March 31, 2024. Debt service on our MRBs for the non-consolidated stabilized properties was current as of March 31, 2024. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2024	2024	2023	2024	2023
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45	91%	98%	93%	94%
Courtyard	CA	108	98%	99%	95%	99%
Glenview Apartments	CA	88	92%	94%	85%	90%
Harden Ranch	CA	100	100%	100%	96%	98%
Harmony Court Bakersfield	CA	96	95%	97%	95%	90%
Harmony Terrace	CA	136	99%	99%	134%	133%
Las Palmas II	CA	81	100%	100%	98%	97%
Lutheran Gardens	CA	76	96%	96%	83%	93%
Montclair Apartments	CA	80	99%	96%	107%	92%
Montecito at Williams Ranch Apartments	CA	132	99%	98%	119%	100%
Montevista	CA	82	94%	90%	100%	98%
San Vicente	CA	50	100%	94%	97%	86%
Santa Fe Apartments	CA	89	100%	96%	100%	89%
Seasons at Simi Valley	CA	69	99%	100%	123%	121%
Seasons Lakewood	CA	85	99%	96%	111%	107%
Seasons San Juan Capistrano	CA	112	98%	93%	105%	96%
Solano Vista	CA	96	100%	98%	96%	92%
Summerhill	CA	128	96%	98%	97%	90%
Sycamore Walk	CA	112	96%	96%	93%	96%
The Village at Madera	CA	75	99%	100%	104%	101%
Tyler Park Townhomes	CA	88	99%	99%	98%	99%
Vineyard Gardens	CA	62	100%	100%	107%	103%
Westside Village Market	CA	81	99%	99%	98%	98%
Ocotillo Springs	CA	75	100%	100%	98%	105%
Brookstone (4)	IL	168	n/a	n/a	n/a	n/a
Copper Gate Apartments	IN	129	97%	97%	97%	100%
Renaissance	LA	208	87%	94%	84%	92%
Live 929 Apartments	MD	575	72%	94%	71%	89%
Jackson Manor Apartments	MS	60	95%	93%	91%	95%
Silver Moon	NM	151	94%	99%	95%	97%
Village at Avalon	NM	240	100%	99%	97%	97%
Columbia Gardens (5)	SC	188	89%	89%	100%	100%
Companion at Thornhill Apartments	SC	180	99%	99%	84%	81%
The Palms at Premier Park Apartments	SC	240	99%	100%	84%	84%
Village at River's Edge	SC	124	94%	94%	95%	97%
Willow Run (5)	SC	200	85%	89%	102%	104%
Arbors at Hickory Ridge (4)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	95%	98%	89%	88%
Avistar at the Crest	TX	200	95%	99%	88%	90%
Avistar at the Oaks	TX	156	99%	98%	90%	92%
Avistar at the Parkway	TX	236	82%	94%	69%	84%
Avistar at Wilcrest	TX	88	99%	89%	91%	82%
Avistar at Wood Hollow	TX	409	89%	96%	77%	92%
Avistar in 09	TX	133	98%	100%	96%	94%
Avistar on the Boulevard	TX	344	91%	94%	80%	83%
Avistar on the Hills	TX	129	95%	94%	90%	87%
Bruton Apartments	TX	264	84%	81%	65%	48%
Concord at Gulfgate	TX	288	94%	86%	87%	75%
Concord at Little York	TX	276	90%	91%	77%	76%
Concord at Williamcrest	TX	288	93%	93%	87%	83%
Crossing at 1415	TX	112	96%	95%	86%	89%
Decatur Angle	TX	302	82%	83%	62%	68%
Esperanza at Palo Alto	TX	322	86%	87%	71%	70%
Heights at 515	TX	96	94%	95%	85%	89%
Heritage Square	TX	204	94%	98%	84%	86%
Oaks at Georgetown	TX	192	89%	94%	86%	89%
Runnymede	TX	252	100%	100%	89%	92%
Southpark	TX	192	94%	96%	77%	86%
15 West Apartments	WA	120	98%	100%	96%	97%
		9,752	92.1%	94.5%	88.0%	88.3%
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
(5)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2023.

Physical occupancy as of March 31, 2024 decreased from the same period in 2023 due primarily to occupancy declines at Live 929 Apartments and various Avistar properties. Live 929 Apartments occupancy is lower than in recent years due to on-site management issues during the Fall 2023 lease-up process. Certain personnel changes have been made and the property management team is focused on leasing to tenants at the nearby Johns Hopkins University medical campus. The physical occupancy at various Avistar properties has significantly declined due to operational issues. The property owner has made certain personnel changes and has indicated that leasing is improving in 2024. We will continue to monitor and discuss property operations with the individual borrowers for Live 929 Apartments and the Avistar properties to ensure noted performance issues are addressed.

Economic occupancy for the three months ended March 31, 2024 remained relatively stable compared with the same period in 2023 due to higher rental rates offsetting noted declines in occupancy.

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2023. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 5.1% during the three months ended March 31, 2024 as compared to the same period in 2023, which is significantly higher than average historical annual rent increases. In addition, we observed an increase in same-property net rental revenue of 3.0% during the three months ended March 31, 2024 as compared to the same period in 2023. As restricted rents adjust over time on a lag, increasing maximum rental income amounts may contribute to a temporary decline in economic occupancy even though property rental revenues are increasing overall.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of March 31, 2024, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). As of March 31, 2024, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,		Physical Occupancy (1) as of March 31,			Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2024		2024		2023	2024	2023
MRB Multifamily Properties-Non Stabilized (3)
MaryAlice Circle Apartments (4), (5)	GA	98		58%		n/a	39%	n/a
The Ivy Apartments	SC	212		82%		87%	73%	70%
The Park at Sondrio Apartments	SC	271		73%		85%	59%	63%
The Park at Vietti Apartments	SC	204		82%		83%	54%	69%
Windsor Shores Apartments	SC	176		90%		86%	82%	77%
The Safford (6)	AZ	200		n/a		n/a	n/a	n/a
40rty on Colony - Series P (6)	CA	40		n/a		n/a	n/a	n/a
Residency at Empire (6)	CA	148		n/a		n/a	n/a	n/a
Residency at the Entrepreneur (6)	CA	200		n/a		n/a	n/a	n/a
Residency at the Mayer (6)	CA	79		n/a		n/a	n/a	n/a
Village at Hanford Square (6)	CA	100		n/a		n/a	n/a	n/a
Handsel Morgan Village Apartments (6)	GA	45		n/a		n/a	n/a	n/a
		1,773

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (6)	MI	174	(7)	n/a		n/a	n/a	n/a
Village Point (4)	NJ	120	(8)	92%	(8)	n/a	n/a	n/a
		294

GIL Multifamily Properties-Non Stabilized (3)
Poppy Grove I (6)	CA	147		n/a		n/a	n/a	n/a
Poppy Grove II (6)	CA	82		n/a		n/a	n/a	n/a
Poppy Grove III (6)	CA	158		n/a		n/a	n/a	n/a
Osprey Village (4)	FL	383		9%		n/a	10%	n/a
Magnolia Heights (5)	GA	200		99%		47%	46%	41%
Willow Place Apartments (6)	GA	182		n/a		n/a	n/a	n/a
Legacy Commons at Signal Hills	MN	247		74%		17%	42%	15%
Sandy Creek Apartments (4)	TX	140		87%		n/a	81%	n/a
		1,539

Grand total		3,606
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
(4)
Physical and economic occupancy information is not available for the three months ended March 31, 2023 as the related investment was either under construction, rehabilitation, or recently acquired.
(5)
The physical and economic occupancy is based on the latest available financial information, which is as of December 31, 2023.

(6)
Physical and economic occupancy information is not available for the three months ended March 31, 2024 and 2023 as the property is under construction or rehabilitation.
(7)
Meadow Valley is a seniors housing property with 174 beds in 154 units.
(8)
Village Point is a skilled nursing property with 120 beds in 92 units. Occupancy is based on the daily average of beds occupied during the month of March 2024.

As of March 31, 2024, seven MRB multifamily properties and one MRB seniors housing property were under construction and have no operating metrics to report. The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments, and Windsor Shores Apartments MRB properties are currently undergoing tenant-in-place rehabilitations. The MaryAlice Circle Apartments MRB property is undergoing both rehabilitation and new construction phases.

As of March 31, 2024, four GIL properties were under construction and have no operating metrics to report. Sandy Creek Apartments recently began a significant rehabilitation while certain tenants remain in place. The remaining three GIL properties have substantially completed construction or rehabilitation and are in the lease-up phase.

JV Equity Investments

We are a noncontrolling equity investor in various unconsolidated entities formed for the purpose of constructing market-rate, multifamily real estate properties. The Partnership determined the JV Equity Investments are VIEs but that the Partnership is not the primary beneficiary. As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis. The one exception is Vantage at San Marcos, for which the Partnership is deemed the primary beneficiary and reports the entity's assets and liabilities on a consolidated basis. Our JV Equity Investments entitle us to shares of certain cash flows generated by the entities from operations and upon the occurrence of certain capital transactions, such as a refinance or sale. The amounts presented below were obtained from records provided by the property management service providers.

					Physical Occupancy (1) as of March 31,
Property Name	State	Construction Completion Date	Planned Number of Units		2024	2023	Revenue For the Three Months Ended March 31, 2024 (2)	Sale Date	Per-unit Sale Price
Sold Properties
Vantage at Germantown	TN	March 2020	n/a		n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a		n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a		n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a		n/a	n/a	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a		n/a	n/a	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a		n/a	n/a	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	88%	n/a	June 2023	174,000

Operating Properties
Vantage at Tomball	TX	April 2022	288		90%	85%	$1,102,217	n/a	n/a
Vantage at Helotes	TX	November 2022	288		87%	69%	1,116,657	n/a	n/a
Vantage at Fair Oaks	TX	May 2023	288		74%	10%	851,671	n/a	n/a
Vantage at Hutto	TX	December 2023	288		60%	n/a	714,774	n/a	n/a

Properties Under Construction
Vantage at Loveland	CO	n/a	288		n/a	n/a	n/a	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Cresta Bella	TX	n/a	296		n/a	n/a	n/a	n/a	n/a
Valage Senior Living Carson Valley	NV	n/a	102	(4)	n/a	n/a	n/a	n/a	n/a
The Jessam at Hays Farm	AL	n/a	318		n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (5)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a
Freestone Greenville	TX	n/a	300		n/a	n/a	n/a	n/a	n/a
Freestone Ladera	TX	n/a	288		n/a	n/a	n/a	n/a	n/a

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
(5)
The property is reported as a consolidated VIE as of March 31, 2024 (see Note 3 to the Partnership’s condensed consolidated financial statements).

Construction was completed on Vantage at Tomball and Vantage at Helotes during 2022 and both properties are considered stabilized. Both Vantage at Tomball and Vantage at Helotes previously achieved over 90% occupancy, though occupancy has declined slightly during the winter months due to seasonality. Vantage at Tomball was publicly listed for sale by its managing member in October 2023.

Vantage at Fair Oaks and Vantage at Hutto construction was completed in 2023. Both properties have commenced leasing activities and are leasing up in line with expectations. Leasing activities commenced at Vantage at McKinney Falls in April 2024.

Results of Operations

The tables and following discussions of our changes in results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues and Other Income:
Investment income	$19,272	$19,303	$(31)	-0.2%
Other interest income	3,004	4,410	(1,406)	-31.9%
Property revenues	-	1,226	(1,226)	-100.0%
Other income	94	-	94	N/A
Gain on sale of investments in unconsolidated entities	50	15,367	(15,317)	-99.7%
Earnings (losses) from investments in unconsolidated entities	(107)	-	(107)	N/A
Total Revenues and Other Income	$22,313	$40,306	$(17,993)	-44.6%

Discussion of Total Revenues and Other Income for the Three Months Ended March 31, 2024 and 2023

Investment income. The decrease in investment income for the three months ended March 31, 2024 as compared to the same period in 2023 was due to the following factors:

•
A decrease of approximately $2.4 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.5 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $1.8 million in interest income from recent MRB advances, offset by a decrease of approximately $361,000 in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $554,000 of investment income related to unconsolidated entities consisting of:
o
A decrease of approximately $244,000 of investment income related to the sales of Vantage at Stone Creek and Vantage at Coventry in January 2023;
o
A decrease of approximately $985,000 of investment income due to properties meeting the maximum guaranteed preferred return during 2023 and 2024; and
o
An increase of approximately $675,000 in investment income related to our various unconsolidated entities primarily from equity contributions during 2023 and 2024.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The decrease in other interest income for the three months ended March 31, 2024 as compared to the same period in 2023 was due to the following factors:

•
A decrease of approximately $2.0 million in other interest income due to principal repayments and redemptions of property loan, taxable MRB and taxable GIL investments during 2023 and 2024; and
•
An increase of approximately $543,000 due to recent property loan and taxable MRB advances and higher average interest rates.

Property revenues. The decrease in property revenues for the three months ended March 31, 2024 as compared to the same period in 2023 is due to the sale of the Suites on Paseo MF Property in December 2023.

Other income. Other income for the three months ended March 31, 2024 related primarily to the receipt of non-refundable fees for the extension of the Legacy Commons at Signal Hills GIL maturity date. There was no other income for the three months ended March 31, 2023.

Gain on sale of investments in unconsolidated entities. The gain on sale of JV Equity Investments for the three months ended March 31, 2024 primarily related to final settlement of the Vantage at Coventry sale in January 2023. The gain on sale of JV Equity Investments for the three months ended March 31, 2023 primarily consisted of the following:

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

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$-	$602	$(602)	-100.0%
Provision for credit losses	(806)	(545)	(261)	47.9%
Depreciation and amortization	6	405	(399)	-98.5%
Interest expense	13,804	16,688	(2,884)	-17.3%
Net result from derivative transactions	(6,268)	1,283	(7,551)	-588.5%
General and administrative	4,930	5,073	(143)	-2.8%
Total Expenses	$11,666	$23,506	$(11,840)	-50.4%

Discussion of Total Expenses for the Three Months Ended March 31, 2024 and 2023

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. There were no real estate operating expenses for the three months ended March 31, 2024 due to the sale of the Suites on Paseo MF Property in December 2023.

Provision for credit losses. The provision for credit losses for the three months ended March 31, 2024 and 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and is primarily due to GIL and property loan redemptions during 2023 and 2024, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the three months ended March 31, 2024 as compared to the same period in 2023 due primarily to the sale of the Suites on Paseo MF Property in December 2023.

Interest expense. The decrease in interest expense for the three months ended March 31, 2024 as compared to the same period in 2023 was due primarily to the following factors:

•
A decrease of approximately $2.2 million due to lower average principal outstanding of $125.1 million;
•
A decrease of approximately $137,000 due to lower average interest rates on debt financing, net of cash receipts received on interest rate derivatives; and
•
A decrease of approximately $638,000 in amortization of deferred financing costs.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. We reported unrealized gains for the three months ended March 31, 2024 due to generally rising interest rates resulting in increases in the value of our fixed rate payor interest rate swaps. The following table summarizes the components of this line item for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Realized (gains) losses on derivatives, net	$(1,663)	$(2,153)
Unrealized (gains) losses on derivatives, net	(4,604)	3,436
Net result from derivative transactions	$(6,267)	$1,283

General and administrative expenses. The decrease in general and administrative expenses for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to decreases of approximately $92,000 in administration fees paid to AFCA2 due to lower assets under management and approximately $64,000 in employee compensation and benefits.

Discussion of Income Tax Expense for the Three Months ended March 31, 2024 and 2023

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the three months ended March 31, 2024 and 2023.

Cash Available for Distribution - Non-GAAP Financial Measures

The Partnership believes that Cash Available for Distribution (“CAD”) provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results. To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses or income consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, fair value adjustments to derivative instruments, provisions for credit and loan losses, impairments on MRBs, GILs, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also adjusts net income for the Partnership’s share of (earnings) losses of investments in unconsolidated entities as such amounts are primarily depreciation expenses and development costs that are expected to be recovered upon an exit event. The Partnership also deducts Tier 2 income (see Note 22 to the Partnership’s condensed consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and distributions and accretion for the Preferred Units. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies. Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three months ended March 31, 2024 and 2023 (all per BUC amounts are presented giving effect to the BUCs Distributions on a retroactive basis for all periods presented):

	For the Three Months Ended March 31,
	2024	2023
Net income	$10,648,381	$16,791,222
Unrealized (gains) losses on derivatives, net	(4,604,215)	3,435,967
Depreciation and amortization expense	5,967	404,981
Provision for credit losses (1)	(806,000)	(545,000)
Amortization of deferred financing costs	367,418	1,005,767
Restricted unit compensation expense	332,321	349,959
Deferred income taxes	2,998	(982)
Redeemable Preferred Unit distributions and accretion	(767,241)	(746,650)
Tier 2 Income allocable to the General Partner (2)	-	(2,415,221)
Recovery of prior credit loss (3)	(17,155)	(16,967)
Bond premium, discount and acquisition fee amortization, net of cash received	(40,475)	(47,181)
(Earnings) losses from investments in unconsolidated entities	106,845	-
Total CAD	$5,228,844	$18,215,895

Weighted average number of BUCs outstanding, basic	23,000,754	22,924,081
Net income per BUC, basic	$0.42	$0.59
Total CAD per BUC, basic	$0.23	$0.79
Cash Distributions declared, per BUC	$0.368	$0.364
BUCs Distributions declared, per BUC (4)	$0.07	$-

(1)
The adjustments reflect the change in allowances for credit losses under the CECL standard which requires the Partnership to update estimates of expected credit losses for its investment portfolio at each reporting date.

(2)
As described in Note 22 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner.

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

(4)
The Partnership declared the First Quarter 2024 BUCs Distribution payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record date of March 28, 2024.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to market interest rates and the general economic and geopolitical environment. The information below is based on our current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Item 1A of the Partnership’s Form 10-K for the year ended December 31, 2023 for further information.

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments net of leverage secured by the investment assets; debt service (principal and interest payments) related to our debt financings; repayments of our secured lines of credit balances; the exercise of redemption rights by the holders of the Series A Preferred Units; and distribution payments to Unitholders. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments, redemptions of various investment asset at the stated maturity dates, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Our long-term liquidity requirements will be primarily for maturities of debt financings and funding the purchase of additional investment assets, net of leverage secured by the investment assets. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from our investments; and proceeds from asset redemptions and sales in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of March 31, 2024, we reported unrestricted cash on hand of approximately $56.3 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of March 31, 2024, except for the Provision Center 2014-1 MRB. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Secured Lines of Credit

We maintain a secured line of credit (“General LOC”) with three financial institutions of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of March 31, 2024. The balance of the General LOC was $16.5 million with the ability to draw an additional $25.0 million as of March 31, 2024. The General LOC has a maturity date of June 2025, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain a secured non-operating line of credit (“Acquisition LOC”) with a financial institution of up to $50 million. The Acquisition LOC may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans). Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of March 31, 2024. There was no balance outstanding on the Acquisition LOC and approximately $50.0 million was available as of March 31, 2024. The Acquisition LOC has a maturity date of June 2024, with two one-year extension options, subject to certain terms and conditions.

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

Our JV Equity Investments are passive in nature and decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends. We are entitled to proceeds upon the sales of JV Equity Investments in accordance with the terms of the entity operating agreement. We received sales proceeds from JV Equity Investment sales in 2023 totaling $47.7 million. There have been no sales to date in 2024.

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

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of March 31, 2024, our primary unleveraged assets were certain MRBs and taxable MRBs with outstanding principal totaling approximately $16.6 million.

Issuances of Debt Securities, BUCs, Series A-1 Preferred Units or Series B Preferred Units

We may, from time to time, issue additional BUCs, Preferred Units, or debt securities, in one or more offerings, at prices or quantities that are consistent with our strategic goals. In December 2022, the Partnership’s Registration Statement on Form S-3 (“Shelf Registration Statement”) was declared effective by the SEC under which the Partnership may, from time to time, offer and sell BUCs, Preferred Units, or debt securities, in one or more offerings, with a maximum aggregate offering price of $300.0 million. Debt securities issued under the Shelf Registration Statement may be senior or subordinate obligations of the Partnership. The Shelf Registration Statement will expire in December 2025.

In March 2024, we entered into an Amended and Restated Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC and BTIG, LLC, as agents (each, an “Agent,” and collectively the “Agents”), pursuant to which the Partnership may offer and sell, from time to time through or to the Agents, BUCs having an aggregate offering price of up to $50,000,000. As of March 31, 2024, we have sold 64,497 BUCs for gross proceeds of $1.1 million under the Sales Agreement.

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of March 31, 2024	Remaining Units Available to Issue as of March 31, 2024
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	1,800,000	1,700,000	(1)
Series B	September 2021	September 2024	10.00	5.75%	Sixth anniversary	500,000	9,500,000	(2)
Total						2,300,000	11,200,000
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

In April 2024, we commenced a registered offering of up to $25,000,000 of BUCs which are being offered and sold pursuant to the effective Shelf Registration Statement and a prospectus supplement filed with the SEC relating to this offering. As of the date of this filing, we have not issued any BUCs in connection with this offering.

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
•
Redemptions of Series A Preferred Units; and
•
Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of our operations. For additional details, see Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 and the section captioned “Cash flows from operating activities” in the condensed consolidated statements of cash flows set forth in Item 1 of this report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of March 31, 2024:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Initial Commitment	Remaining Commitment as of March 31, 2024	Remainder of 2024	2025	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$19,070,000	$11,400,000	$7,670,000	6.25%	Variable TOB
Residency at the Entrepreneur- Series J-3	April 2022	March 2040	26,080,000	9,980,000	9,980,000	-	6.00%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	16,420,000	16,420,000	-	SOFR + 3.60% (4)	(8)
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (5)	5,000,000	4,000,000	1,000,000	3,000,000	SOFR + 3.60%	Variable TOB
Residency at Empire Series BB-3	December 2022	December 2040	14,000,000	4,445,000	4,445,000	-	6.45% (6)	Variable TOB
Residency at Empire Series BB-4	December 2022	December 2040	47,000,000	47,000,000	23,450,000	23,550,000	6.45% (7)	(8)
The Safford	October 2023	October 2026 (5)	43,000,000	33,117,168	32,170,000	947,168	7.59%	Variable TOB
Subtotal			195,500,000	134,032,168	98,865,000	35,167,168

Taxable Mortgage Revenue Bonds
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	$8,000,000	$7,000,000	$-	$7,000,000	SOFR + 3.65%	Variable TOB
Residency at Empire Series BB-T	December 2022	December 2025 (5)	9,404,500	8,404,500	-	8,404,500	7.45%	Variable TOB
Village at Hanford Square Series H-T	May 2023	May 2030	10,400,000	9,400,000	7,000,000	2,400,000	7.25%	Variable TOB
40rty on Colony Series P-T	June 2023	June 2030	5,950,000	4,950,000	3,395,000	1,555,000	7.45%	Variable TOB
Subtotal			33,754,500	29,754,500	10,395,000	19,359,500

Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$35,688,328	$13,842,328	$13,842,328	$-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	22,250,000	10,708,700	10,708,700	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	39,119,507	20,569,507	20,569,507	-	6.78%	Variable TOB
Subtotal			97,057,835	45,120,535	45,120,535	-

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$21,157,672	$20,157,672	$11,500,000	$8,657,672	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	10,941,300	9,941,300	3,000,000	6,941,300	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	24,480,493	23,480,493	10,000,000	13,480,493	6.78%	Variable TOB
Subtotal			56,579,465	53,579,465	24,500,000	29,079,465

Property Loans
Sandy Creek Apartments	August 2023	September 2026 (5)	$7,830,000	$3,113,040	$3,113,040	$-	8.63% (9)	Variable TOB
Subtotal			7,830,000	3,113,040	3,113,040	-

Equity Investments
Vantage at San Marcos (10), (11)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	N/A	N/A
Vantage at Loveland (12)	April 2021	N/A	18,215,000	657,427	657,427	-	N/A	N/A
Freestone Greeley (11)	October 2022	N/A	16,035,710	10,806,346	10,806,346	-	N/A	N/A
The Jessam at Hays Farm	July 2023	N/A	16,532,636	5,880,256	5,880,256	-	N/A	N/A
Freestone Greenville	December 2023	N/A	19,934,456	14,597,244	13,000,000	1,597,244	N/A	N/A
Freestone Ladera (11)	December 2023	N/A	17,097,624	13,449,494	11,250,000	2,199,494	N/A	N/A
Subtotal			97,729,955	54,334,681	50,537,943	3,796,738

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (13)	$3,900,000	$3,900,000	$3,900,000	$-	4.85%	N/A
Subtotal			3,900,000	3,900,000	3,900,000	-

Total Commitments			$492,351,755	$323,834,389	$236,431,518	$87,402,871
(1)
Projected fundings by year are based on current estimates and the actual funding schedule may differ materially due to, but not limited to, the pace of construction, adverse weather conditions, delays in governmental approvals or permits, the availability of materials and contractors, and labor disputes.
(2)
The variable index interest rate components are subject to a floor of 0.27%.
(3)
We have securitized the indicated assets in TOB financing facilities that allow for additional principal proceeds as the remaining investment commitments are funded by us. See Note 13 for further details on debt financing.
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
(7)
Upon stabilization, the MRB will resize to an amount not to exceed $3.3 million and become subordinate to the other senior MRBs of the borrower. In December 2029, the interest rate will convert to a fixed rate of 10.0%.
(8)
No funds have been drawn to date on this investment. The Partnership intends to securitize the assets in TOB financing facilities for additional principal proceeds once the initial draw is made. See Note 13 for further details on debt financing.
(9)
The interest rate will convert to a variable rate of Term SOFR + 3.35% on February 1, 2025.
(10)
The property became a consolidated VIE effective during the fourth quarter of 2021.
(11)
A development site has been identified for this property but construction had not commenced as of March 31, 2024.
(12)
In July 2023, the Partnership's initial commitment of $16.3 million was increased by $1.9 million upon meeting certain conditions as outlined in the original agreement.
(13)
This is the estimated closing date of the associated bond purchase commitment.

In addition, we will consider providing additional financing to borrowers on our debt investments or additional equity to our JV Equity Investments above our original commitments if requested by the borrowers and managing members, respectively, on a case-by-case basis. When considering whether to fund such requests, we will consider various factors including, but not limited to, the economic return on additional investments in the entity, the impact to the Partnership’s credit and investment risk from either funding or withholding funding, and the requesting entity’s other available sources of funding.

During January through April 2024, we advanced additional capital totaling $3.2 million across four Vantage JV Equity Investments. The additional capital was used to cover development cost overruns, primarily due to higher than anticipated interest costs. We anticipate making additional investments in certain JV Equity Investments during 2024 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds with cash on hand or other currently available liquidity sources.

Debt Service on Debt Financings, the TEBS Residual Financing, Mortgage Payable and Secured Lines of Credit

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

Our debt financing arrangements include various fixed and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$312,770,924	31.9%	$313,675,048	30.8%
Variable (1)	Variable (1)	160,838,999	16.3%	243,067,000	23.9%
Fixed	Variable	60,371,932	6.2%	35,946,824	3.5%
Fixed	Variable - Hedged (2)	447,630,250	45.6%	425,371,000	41.8%
Total		$981,612,105		$1,018,059,872
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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling $1.7 million during the three months ended March 31, 2024.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of March 31, 2024. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2024	$354,680,757
2025	297,636,631
2026	247,498,799
2027	162,100,466
2028	125,802,132
2029	103,872,299
2030	8,997,800

The table above does not include an additional interest rate swap executed in April 2024 with an initial notional amount of approximately $19.5 million to hedge future variable rate TOB financings.

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had posted approximately $14.7 million of cash collateral with Mizuho as of March 31, 2024 due to declines in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally rising market interest rates. In addition, we posted additional cash collateral of approximately $4.5 million in April 2024 due to further valuation declines on our fixed rate investment assets funded with TOB trusts. We satisfied all collateral calls using unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps move inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

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

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of March 31, 2024:

	Secured Lines of Credit	Debt Financing	Mortgage Payable	Total
Remainder of 2024	$-	$143,344,871	$1,690,000	$145,034,871
2025	16,500,000	312,950,784	-	329,450,784
2026	-	159,748,526	-	159,748,526
2027	-	103,965,220	-	103,965,220
2028	-	4,518,577	-	4,518,577
Thereafter	-	257,084,127	-	257,084,127
Total	$16,500,000	$981,612,105	$1,690,000	$999,802,105

Approximately $66.3 million of the debt financing principal due in 2024 above relates to our M31 TEBS financing. The stated maturity date in July 2024 is the expiration of the liquidity commitment rate from Freddie Mac. On that date, Freddie Mac will either extend the liquidity commitment, reset the liquidity commitment fee rate, or require the conversion to a fixed rate mode at a rate dependent on market conditions on that date. Freddie Mac cannot require redemption of the outstanding Class A Certificates on that date. The Partnership also has the right to terminate the facility and obtain alternative debt financing. We are currently considering our options regarding this debt financing facility.

Distributions Paid to Holders of Preferred Units and BUCs

Distributions to the holders of Series A-1 Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 3.0%. Distributions to the holders of Series B Preferred Units, if declared by the General Partner, are paid quarterly at an annual fixed rate of 5.75%. The Series A-1 Preferred Units and Series B Preferred Units are non-cumulative, non-voting and non-convertible. The Partnership currently has no outstanding Series A Preferred Units and does not intend to issue any further Series A Preferred Units in the future.

On March 13, 2024, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.37 per BUC to unitholders of record on March 28, 2024 and payable on April 30, 2024. The Board of Managers of Greystone AF Manager also declared a supplemental distribution payable in the form of additional BUCs equal to $0.07 per BUC, which was paid on April 30, 2024 at a ratio of 0.00417 BUCs for each BUC outstanding as of March 28, 2024. All fractional BUCs resulting from the BUCs Distribution received cash for such fraction based on the market value of the BUCs on the record date.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant.

Redemptions of Series A Preferred Units

The Partnership redeemed $10.0 million of Series A Preferred Units in April 2024. After this redemption, the Partnership has no outstanding Series A Preferred Units.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Cash Flows

For the three months ended March 31, 2024, we generated cash of $23.2 million, which was the net result of $3.4 million provided by operating activities, $76.8 million provided by investing activities, and $56.9 million used in financing activities.

Cash provided by operating activities totaled $3.4 million for the three months ended March 31, 2024, as compared to $200,000 generated for the three months ended March 31, 2023. The change between periods was primarily due to the following factors:

•
A decrease of $6.1 million in net income, offset by the $15.3 million adjustment for the gain on sale of unconsolidated entities that is considered cash from investing activities;
•
An increase of $2.9 million of cash related to changes in the Partnership's net operating assets and liabilities;
•
A decrease of $8.0 million related to a reduction in the unrealized gain on interest rate derivatives;
•
A decrease of $638,000 related to a reduction in the amortization of deferred financing costs; and
•
A decrease of $399,000 related to a reduction in depreciation and amortization expense.

Cash provided by investing activities totaled $76.8 million for the three months ended March 31, 2024, as compared to cash used of $35.9 million for the three months ended March 31, 2023. The change between periods was primarily due to the following factors:

•
A net increase of $54.4 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;

•
A net increase of $88.4 million of cash due to overall higher paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A decrease of $27.6 million of cash due to less proceeds from the sale of investments in unconsolidated entities; and
•
A decrease of $2.3 million of cash due to greater contributions to unconsolidated entities.

Cash used in financing activities totaled $56.9 million for the three months ended March 31, 2024, as compared to cash provided of $31.4 million for the three months ended March 31, 2023. The change between periods was primarily due to the following factors:

•
A net decrease of $121.0 million of cash due to principal payments on debt financing;
•
A decrease of $3.0 million of cash related to less proceeds from the issuance of Preferred Units;
•
A net increase of $32.1 million of cash due to an increase in borrowing on the secured lines of credit;
•
An increase of $2.4 million of cash due to lower distributions paid; and
•
An increase of $1.1 million in net cash proceeds from the sale of BUCs.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum leverage level (the “Leverage Ratio”), as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of March 31, 2024, our overall Leverage Ratio was approximately 71%.

Off Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of March 31, 2024, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our consolidated financial statements.

We have entered into various financial commitments and guaranties. For additional discussions related to commitments and guaranties, see Note 16 to the condensed consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than those disclosed in Note 19 to the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to the Partnership’s condensed consolidated financial statements.

Community Investments

The Partnership has invested and intends to invest in assets which are and will be purchased in order to support underlying community development activities targeted to low- and moderate-income individuals, such as affordable housing, small business lending, and job creating activities in areas of the United States. These investments may be eligible for regulatory credit under the Community Reinvestment Act of 1977 ("CRA") and available for allocation to holders of our Preferred Units (see Note 17 to Partnership's condensed consolidated financial statements).

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of May 7, 2024:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford Apartments	$12,216,179	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,480,813	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	25,846,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	12,541,300	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	20,550,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	33,000,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	39,400,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	42,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Osprey Village	60,000,000	8/1/2024	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
Magnolia Heights	28,518,546	7/1/2024	10156 Magnolia Heights Circle	Covington	Newton	GA	30014
MaryAlice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Willow Place Apartments	26,500,000	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Brookstone Apartments	7,351,468	5/1/2040	4200 Hickory Hills Drive	Waukegan	Lake	IL	60087
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Legacy Commons at Signal Hills	34,620,000	8/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Jackson Manor Apartments	4,813,818	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,211,961	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,985,774	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,808,622	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,559,976	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,769,327	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2024	1101 Rutland Drive	Austin	Travis	TX	78758
Sandy Creek Apartments	17,677,318	9/1/2026	1828 Sandy Point Road	Bryan	Brazos	TX	77807
South Park Ranch Apartment Homes	10,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$1,032,451,887
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
(4)
The Partnership committed to provide total funding of an MRB up to $41.0 million and a taxable MRB up to $1.0 million during the acquisition and rehabilitation phase of the property on a draw-down basis. The taxable MRB has a maturity date of 10/1/2024. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $23.1 million and will have a maturity date of 4/1/2039.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of March 31, 2024 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgage payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The current interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to increasing market risk. See the information under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

Interest Rate Risk

The Federal Reserve continues to evaluate economic data in assessing whether to make changes to the Federal Funds Rate, which in turn, influences market expectations for current and future interest rate levels. Persistent inflation readings above the Federal Reserve’s stated 2% target and the Federal Reserve’s reduction in its balance sheet of US treasury bonds and mortgage-backed securities continues to contribute to volatility in the fixed income markets. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The nature of our MRB, GIL, and property loan investments and the debt used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates. The majority of our MRB investments bear interest at fixed rates. Our GIL and property loan investments predominantly bear interest at variable rates and are subject to interest rate floors.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of March 31, 2024:

Description	- 50 basis points	- 25 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$2,115,000	$1,057,500	$(2,115,000)	$(4,230,000)	$(8,459,999)
TEBS Debt Financings	77,146	38,573	(77,146)	(154,292)	(308,584)
Other Financings & Derivatives	(1,715,410)	(857,705)	1,715,410	3,430,820	6,861,640
Variable Rate Investments	(424,507)	(212,253)	424,507	849,013	1,698,026
Net Interest Income Impact	$52,229	$26,115	$(52,229)	$(104,459)	$(208,917)

Per BUC Impact (1)	$0.002	$0.001	$(0.002)	$(0.005)	$(0.009)
(1)
The net interest income change per BUC calculated based on 23,057,328 BUCs outstanding as of March 31, 2024.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized gains (losses) on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of March 31, 2024, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 68% of our leverage bears interest at short term variable interest rates. Our remaining 32% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 24% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

For information on our debt financing and interest rate derivatives see Notes 13 and 15, respectively.

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

	March 31, 2024	December 31, 2023
Texas	31%	32%
California	27%	25%
South Carolina	20%	21%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 28 basis points across the curve as of March 31, 2024 compared to December 31, 2023. The 10 year and 30 year United States Treasury yield increased 32 and 31 basis points, respectively, during the first three months of 2024. The 5 year and 10 year SOFR swap rate increased 45 and 36 basis points, respectively, during the first three months of 2024. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of March 31, 2024:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds (1)	$942,746	2.6%	- 8.0%	2.9%	-8.8%	$23,643
(1)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB as the bankruptcy process is nearly complete.

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2023, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2024.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1	Series B Preferred Units Exchange Agreement dated January 19, 2024 (incorporated herein by reference to Exhibit 10.63 to Form 10-K (No. 001-41564), filed by the Partnership on February 22, 2024).

10.2	Series B Preferred Units Subscription Agreement dated February 2, 2024 (incorporated herein by reference to Exhibit 10.64 to Form 10-K (No. 001-41564), filed by the Partnership on February 22, 2024).

10.3

Fifth Amendment to Credit Agreement dated March 4, 2024 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on March 6, 2024).

10.4

Note dated March 4, 2024 between Greystone Housing Impact Investors LP and payable to NexBank (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on March 6, 2024).

10.5

Amended and Restated Capital on DemandTM Sales Agreement, dated March 8, 2024, by and between Greystone Housing Impact Investors LP, JonesTrading Institutional Services LLC, and BTIG, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on March 8, 2024).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the periods ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: May 8, 2024	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: May 8, 2024	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer