Form 10-Q
period 2024-06-30
Greystone Housing Impact Investors LP
filed 2024-08-07
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, the registrant had 23,290,442 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Defined Terms

The following acronyms and defined terms are used in various sections of this Quarterly Report on Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report. All references to “we,” “us,” “our” and the “Partnership” in this report mean Greystone Housing Impact Investors LP, its wholly owned subsidiaries and our consolidated VIEs.

Acquisition LOC - The amended and restated credit agreement for a secured non-operating line of credit between the Partnership and Bankers Trust Company.

Agent(s) - JonesTrading Institutional Services LLC and BTIG, LLC as named agents under the Sales Agreement.

AMI - Area median income, as calculated by the United States Department of Housing and Urban Development.

ASU - Accounting standards update issued by the Financial Accounting Standards Board.

BankUnited - BankUnited, N.A.

BUC(s) - Beneficial Unit Certificate(s) representing assigned limited partnership interests of the Partnership.

BUCs Distributions - The Second Quarter 2023 BUCs Distribution, the Third Quarter 2023 BUCs Distribution, the Fourth Quarter 2023 BUCs Distribution and the First Quarter 2024 BUCs Distribution, collectively.

BUC Holder(s) - A beneficial owner of BUCs.

CAD - Cash Available for Distribution, a non-GAAP measure reported by the Partnership.

C-PACE - Commercial Property Assessed Clean Energy.

CRA - Community Reinvestment Act of 1977.

DEI - Diversity, equity, and inclusion.

FASB - The Financial Accounting Standards Board.

First Quarter 2024 BUCs Distribution - A distribution completed on April 30, 2024 in the form of additional BUCs at a ratio of 0.00417 BUCs for each BUC outstanding as of March 28, 2024.

Fourth Quarter 2023 BUCs Distribution - A distribution completed on January 31, 2024 in the form of additional BUCs at a ratio of 0.00415 BUCs for each BUC outstanding as of December 29, 2023.

Freddie Mac - The Federal Home Loan Mortgage Corporation.

GAAP - Accounting principles generally accepted in the United States of America.

General LOC - A general secured line of credit with three financial institutions and the sole lead arranger and administrative agent, BankUnited.

General Partner - America First Capital Associates Limited Partnership Two.

GIL(s) - Governmental issuer loan(s).

Greens Hold Co – Greens of Pine Glen - AmFirst LP Holding Corporation., a wholly owned corporation of the Partnership.

Greystone - Greystone & Co. II LLC, collectively with its affiliates.

Greystone Manager – Greystone AF Manager LLC, which is the general partner of the General Partner.

Greystone Select - Greystone Select Incorporated, an affiliate of the Partnership.

Initial Limited Partner - Greystone ILP, Inc.

IRC - Internal Revenue Code.

JV Equity Investment(s) - A noncontrolling equity investment in an unconsolidated entity owned by the Partnership.

Leverage Ratio - An overall 80% maximum leverage level, as established by the Board of Managers of Greystone Manager.

LIHTC(s) - Low Income Housing Tax Credit(s).

LOC(s) - Line(s) of credit.

MF Property – A multifamily, student, or senior citizen residential property owned by the Partnership.

Mizuho - Mizuho Capital Markets LLC.

MRB(s) - Mortgage revenue bond(s).

Partnership - Greystone Housing Impact Investors LP, its consolidated subsidiaries and consolidated variable interest entities.

Partnership Agreement - Greystone Housing Impact Investors LP Second Amended and Restated Agreement of Limited Partnership dated as of December 5, 2022, as further amended.

Plan - The Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan.

Preferred Unit(s) - Collectively, the three series of non-cumulative, non-voting, non-convertible preferred units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units.

QAP - Qualified allocation plan.

RUA – Restricted unit award issued under the Plan.

SEC - Securities and Exchange Commission.

Sales Agreement - The Amended and Restated Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as agents.

Second Quarter 2023 BUCs Distribution - A distribution completed on July 31, 2023 in the form of additional BUCs at a ratio of 0.00448 BUCs for each BUC outstanding as of June 30, 2023.

Secured Credit Agreement - The secured credit agreement with three financial institutions and the sole lead arranger and administrative agent, BankUnited, in connection with the General LOC.

Secured Notes - Secured notes issued by ATAX TEBS Holdings, LLC to Mizuho Capital Markets LLC.

Shelf Registration Statement - The Partnership’s Registration Statement on Form S-3 declared effective by the SEC in December 2022.

TEBS - Tax Exempt Bond Securitization financing with Freddie Mac.

TEBS Residual Financing – A securitization transaction to finance the Partnership’s residual interests in the M31, M33 and M45 TEBS financings.

TOB - Tender Option Bond.

Term SOFR – The one-month forward looking term Secured Overnight Financing Rate as published by CME Group Benchmark Administration Limited.

Third Quarter 2023 BUCs Distribution - A distribution completed on October 31, 2023 in the form of additional BUCs at a ratio of 0.00418 BUCs for each BUC outstanding as of September 29, 2023.

Unitholder(s) - Holder(s) of BUCs and/or Preferred Units.

VIE(s) - Variable interest entity.

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

•
defaults on the mortgage loans securing our MRBs and GILs;
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
•
recapture of previously issued LIHTCs in accordance with Section 42 of the IRC;
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

All references to “we,” “us,” “our” and the “Partnership” in this report mean Greystone Housing Impact Investors LP, its wholly owned subsidiaries and our consolidated VIEs. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report for additional details.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$34,036,426	$37,918,237
Restricted cash	16,860,718	9,815,909
Interest receivable, net	7,193,344	8,265,901
Mortgage revenue bonds held in trust, at fair value (Note 4)	990,067,074	883,030,786
Mortgage revenue bonds, at fair value (Note 4)	11,984,951	47,644,509
Governmental issuer loans
Governmental issuer loans held in trust (Note 5)	214,557,300	222,947,300
Allowance for credit losses (Note 10)	(1,111,000)	(1,294,000)
Governmental issuer loans, net	213,446,300	221,653,300
Property loans
Property loans (Note 6)	63,306,149	122,556,204
Allowance for credit losses (Note 10)	(1,948,000)	(2,048,000)
Property loans, net	61,358,149	120,508,204
Investments in unconsolidated entities (Note 7)	157,940,664	136,653,246
Real estate assets, net (Note 8)	4,716,140	4,716,140
Other assets (Note 9)	31,037,954	43,194,470
Total Assets (1)	$1,528,641,720	$1,513,400,702

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$21,215,235	$22,958,088
Distribution payable	8,704,438	8,584,292
Secured lines of credit (Note 12)	41,250,000	33,400,000
Debt financing, net (Note 13)	1,052,526,098	1,015,030,066
Mortgages payable, net (Note 14)	1,690,000	1,690,000
Total Liabilities (1)	1,125,385,771	1,081,662,446

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $77.5 million redemption value, 7.8 million issued and outstanding, net (Note 17)	77,395,065	82,431,548

Partnersʼ Capital:
General Partner (Note 1)	294,615	543,977
Beneficial Unit Certificates (Note 1)	325,566,269	348,762,731
Total Partnersʼ Capital	325,860,884	349,306,708
Total Liabilities and Partnersʼ Capital	$1,528,641,720	$1,513,400,702
(1)
The consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $1,281,485,410 and $1,247,819,817 as of June 30, 2024 and December 31, 2023, respectively. The consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $372,228,109 and $374,992,803 as of June 30, 2024 and December 31, 2023, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023		2024		2023
Revenues:
Investment income	$19,827,388	$22,415,771		$39,099,733		$41,718,456
Other interest income	2,070,487	4,646,347		5,074,325		9,056,012
Property revenues	-	1,108,356		-		2,333,976
Other income	71,296	133,467		165,767		133,467
Total revenues	21,969,171	28,303,941		44,339,825		53,241,911
Expenses:
Real estate operating (exclusive of items shown below)	-	614,692		-		1,216,945
Provision for credit losses (Note 10)	19,692	(774,000)		(786,308)		(1,319,000)
Depreciation and amortization	5,966	405,408		11,933		810,389
Interest expense	14,898,265	17,602,230		28,702,200		34,290,592
Net result from derivative transactions (Note 15)	(1,884,934)	(8,613,747)		(8,152,598)		(7,330,611)
General and administrative	4,821,427	5,109,419		9,751,815		10,182,006
Total expenses	17,860,416	14,344,002		29,527,042		37,850,321
Other Income:
Gain on sale of real estate assets	63,739	-		63,739		-
Gain on sale of mortgage revenue bond	1,012,581	-		1,012,581		-
Gain on sale of investments in unconsolidated entities	6,986	7,326,084		56,986		22,693,013
Earnings (losses) from investments in unconsolidated entities	(14,711)	-		(121,556)		-
Income before income taxes	5,177,350	21,286,023		15,824,533		38,084,603
Income tax expense (benefit)	(786)	(1,149)		(1,984)		6,209
Net income	5,178,136	21,287,172		15,826,517		38,078,394
Redeemable Preferred Unit distributions and accretion	(741,477)	(799,182)		(1,508,718)		(1,545,832)
Net income available to Partners	$4,436,659	$20,487,990		$14,317,799		$36,532,562

Net income available to Partners allocated to:
General Partner	$44,297	$1,010,088		$142,608		$3,489,146
Limited Partners - BUCs	4,323,465	19,323,960		14,048,562		32,814,794
Limited Partners - Restricted units	68,897	153,942		126,629		228,622
	$4,436,659	$20,487,990		$14,317,799		$36,532,562
BUC holders' interest in net income per BUC, basic and diluted	$0.19	$0.84	**	$0.61	*	$1.43	**
Weighted average number of BUCs outstanding, basic	23,083,387	22,924,031	**	23,042,071	*	22,924,056	**
Weighted average number of BUCs outstanding, diluted	23,083,387	22,924,031	**	23,042,071	*	22,924,056	**

* The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

** The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$5,178,136	$21,287,172	$15,826,517	$38,078,394
Reclassification of gain on sale of mortgage revenue bond to net income	(1,012,581)	-	(1,012,581)	-
Unrealized gains (losses) on securities	(9,595,397)	(11,499,570)	(21,604,134)	8,897,972
Unrealized gains (losses) on bond purchase commitments	(88,591)	(73,376)	(151,550)	39,171
Comprehensive income (loss)	$(5,518,433)	$9,714,226	$(6,941,748)	$47,015,537

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted		BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$543,977	23,088,268	*	$348,762,731	$349,306,708	$59,604,899
Distributions paid or accrued ($0.368 per BUC):*
Regular distribution	(86,223)	-		(8,536,064)	(8,622,287)	-
Distribution of Tier 3 income (Note 22)	-	-		(50,000)	(50,000)	-
Cash paid in lieu of fractional BUCs	-	-		(1,772)	(1,772)	-
Net income allocable to Partners	98,311	-		9,782,829	9,881,140	-
Sale of BUCs, net of issuance costs	-	64,765	*	1,055,267	1,055,267	-
Restricted units awarded	-	109,581	*	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(105)	*	-	-	-
Restricted unit compensation expense	3,323	-		328,998	332,321	-
Unrealized losses on securities	(120,087)	-		(11,888,650)	(12,008,737)	(12,008,737)
Unrealized losses on bond purchase commitments	(630)	-		(62,329)	(62,959)	(62,959)
Balance as of March 31, 2024	438,671	23,262,509		339,391,010	339,829,681	47,533,203
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(86,974)	-		(8,610,477)	(8,697,451)	-
Distribution of Tier 3 income (Note 22)	-	-		(6,986)	(6,986)	-
Cash paid in lieu of fractional BUCs	-	-		(1,696)	(1,696)	-
Net income allocable to Partners	44,297	-		4,392,362	4,436,659	-
Sale of BUCs, net of issuance costs	-	28,037		438,685	438,685	-
Rounding of BUCs related to BUCs Distributions	-	(104)		-	-	-
Restricted unit compensation expense	5,586	-		552,975	558,561	-
Unrealized losses on securities	(95,954)	-		(9,499,443)	(9,595,397)	(9,595,397)
Unrealized losses on bond purchase commitments	(885)	-		(87,706)	(88,591)	(88,591)
Reclassification of gain on sale of mortgage revenue bond to net income	(10,126)	-		(1,002,455)	(1,012,581)	(1,012,581)
Balance as of June 30, 2024	$294,615	$23,290,442		$325,566,269	$325,860,884	$36,836,634

* The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

	General Partner	# of BUCs - Restricted and Unrestricted**	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$285,571	23,011,517	$323,669,946	$323,955,517	$43,748,239
Cumulative effect of accounting change (Note 2)	(59,490)	-	(5,889,510)	(5,949,000)	-
Distributions paid or accrued ($0.364 per BUC):**
Regular distribution	(11,756)	-	(1,163,807)	(1,175,563)	-
Distribution of Tier 2 income (Note 22)	(2,415,221)	-	(7,245,663)	(9,660,884)	-
Cash paid in lieu of fractional BUCs	-	-	(2,639)	(2,639)	-
Net income allocable to Partners	2,479,058	-	13,565,514	16,044,572	-
Restricted units awarded	-	102,087	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(151)	-	-	-
Restricted unit compensation expense	3,500	-	346,459	349,959	-
Unrealized gains on securities	203,975	-	20,193,567	20,397,542	20,397,542
Unrealized gains on bond purchase commitments	1,125	-	111,422	112,547	112,547
Balance as of March 31, 2023	486,762	23,113,453	343,585,289	344,072,051	64,258,328
Distributions paid or accrued ($0.364 per BUC):**
Regular distribution	(20,022)	-	(1,982,187)	(2,002,209)	-
Distribution of Tier 2 income (Note 22)	(878,407)	-	(2,635,222)	(3,513,629)	-
Distribution of Tier 3 income (Note 22)	-	-	(3,806,269)	(3,806,269)	-
Net income allocable to Partners	1,010,088	-	19,477,902	20,487,990	-
Sale of BUCs, net of issuance costs	-	-	-	-	-
Repurchase of BUCs	-	-	-	-	-
Restricted units awarded	-	2,155	-	-	-
Rounding of BUCs related to BUCs Distributions	-	-	-	-	-
Restricted unit compensation expense	5,871	-	581,306	587,177	-
Unrealized losses on securities	(114,995)	-	(11,384,575)	(11,499,570)	(11,499,570)
Unrealized losses on bond purchase commitments	(733)	-	(72,643)	(73,376)	(73,376)
Balance as of June 30, 2023	$488,564	23,115,608	$343,763,601	$344,252,165	$52,685,382

** The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$15,826,517	$38,078,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,933	810,389
Amortization of deferred financing costs	827,351	1,398,749
Gain on sale of investments in unconsolidated entities	(56,986)	(22,693,013)
(Earnings) losses from investments in unconsolidated entities	121,556	-
Gain on sale of real estate assets	(63,739)	-
Gain on sale of mortgage revenue bond	(1,012,581)	-
Provision for credit losses	(786,308)	(1,319,000)
Recovery of prior credit loss	(34,500)	(34,312)
Gains on derivative instruments, net of cash paid	(4,712,203)	(2,568,882)
Restricted unit compensation expense	890,882	937,136
Bond premium, discount and acquisition fee amortization	(84,396)	(108,918)
Debt premium amortization	(20,243)	(20,286)
Deferred income tax expense (benefit) & income tax payable/receivable	(1,986)	6,209
Change in preferred return receivable from unconsolidated entities, net	(2,779,191)	(2,375,014)
Changes in operating assets and liabilities
Decrease in interest receivable	1,072,557	398,447
Decrease in other assets	547,582	808,666
Decrease in accounts payable, accrued expenses and other liabilities	(1,314,943)	(293,182)
Net cash provided by operating activities	8,431,302	13,025,383
Cash flows from investing activities:
Advances on mortgage revenue bonds	(104,672,860)	(111,787,688)
Advances on taxable mortgage revenue bonds	(6,077,000)	(6,319,875)
Advances on governmental issuer loans	(15,000,000)	(37,779,468)
Advances on taxable governmental issuer loans	-	(5,573,000)
Advances on property loans	(13,526,733)	(17,839,242)
Contributions to unconsolidated entities	(18,629,783)	(8,449,792)
Capital expenditures	-	(460,303)
Proceeds from sale of land held for development	-	441,714
Proceeds from sale of the Suites on Paseo MF Property	63,739	-
Proceeds from sale of a mortgage revenue bond	8,221,234	-
Proceeds from sale of investments in unconsolidated entities	56,986	44,010,188
Principal payments received on mortgage revenue bonds	3,863,744	14,821,610
Principal payments received on governmental issuer loans	23,390,000	34,000,000
Principal payments received on taxable mortgage revenue bonds	11,506,189	-
Principal payments received on taxable governmental issuer loans	10,573,000	5,658
Principal payments received on property loans	72,776,788	48,305,691
Net cash used in investing activities	(27,454,696)	(46,624,507)
Cash flows from financing activities:
Distributions paid	(18,640,914)	(23,186,928)
Proceeds from the sale of BUCs	1,532,484	-
Payment of offering costs related to the sale of BUCs	(30,662)	-
Proceeds from debt financing	138,610,000	194,772,000
Principal payments on debt financing	(101,151,225)	(99,847,240)
Principal borrowing on secured lines of credit	84,250,000	89,600,000
Principal payments on secured lines of credit	(76,400,000)	(132,600,000)
Decrease in security deposit liability related to restricted cash	-	(28,050)
Proceeds upon issuance of Redeemable Preferred Units	5,000,000	18,000,000
Payment upon redemption of Redeemable Preferred Units	(10,000,000)	-
Debt financing and other deferred costs paid	(983,291)	(737,004)
Net cash provided by financing activities	22,186,392	45,972,778
Net increase in cash, cash equivalents and restricted cash	3,162,998	12,373,654
Cash, cash equivalents and restricted cash at beginning of period	47,734,146	92,637,256
Cash, cash equivalents and restricted cash at end of period	$50,897,144	$105,010,910

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,668,956	$27,027,005
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,704,438	$9,322,108
Distributions declared but not paid for Preferred Units	735,938	792,083
Exchange of Redeemable Preferred Units	17,500,000	7,000,000
Deferred financing costs financed through accounts payable	89,670	255,217
Non-cash contribution to unconsolidated entity	-	997,062
Capital expenditures financed through accounts payable	-	1,026

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$34,036,426	$59,246,152
Restricted cash	16,860,718	45,764,758
Total cash, cash equivalents and restricted cash	$50,897,144	$105,010,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The Partnership was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act primarily for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of MRBs that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties and commercial properties. The Partnership has also invested in GILs, which are similar to MRBs, to provide construction financing for affordable multifamily properties. The Partnership expects and believes the interest earned on these MRBs and GILs is excludable from gross income for federal income tax purposes. The Partnership may also invest in other types of securities, including taxable MRBs and taxable GILs secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs or GILs held by the Partnership and may or may not be secured by real estate.

The Partnership also makes noncontrolling equity investments in unconsolidated entities for the construction, stabilization, and ultimate sale of market-rate multifamily properties. The Partnership is entitled to distributions if, and when, cash is available for distribution either through operations, a refinance or a sale of the property. In addition, the Partnership may acquire and hold interests in MF Properties until the “highest and best use” can be determined by management.

The Partnership has issued BUCs representing assigned limited partnership interests to investors. The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The outstanding Preferred Units are redeemable in the future at the option of either the holders or the Partnership (Note 17).

On December 5, 2022, America First Capital Associates Limited Partnership Two, in its capacity as the General Partner of the Partnership, and Greystone ILP, Inc., in its capacity as the initial limited partner of the Partnership, entered into the Partnership Agreement. Mortgage investments, as defined in the Partnership Agreement, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans. The Partnership Agreement authorizes the Partnership to make investments in tax-exempt securities other than mortgage investments provided that the tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency. The Partnership Agreement also allows the Partnership to invest in other securities whose interest may be taxable for federal income tax purposes. Total tax-exempt investments and other investments cannot exceed 25% of the Partnership's total assets at the time of acquisition as required under the Partnership Agreement. Tax-exempt investments and other investments primarily consist of real estate assets and investments in unconsolidated entities. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940.

The General Partner is the sole general partner of the Partnership. Greystone Manager, the general partner of the General Partner, is an affiliate of Greystone.

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

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes Greystone Housing Impact Investors LP, its consolidated subsidiaries and consolidated variable interest entities (Note 3). All intercompany transactions are eliminated. The consolidated subsidiaries of the Partnership for the periods presented consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M24 TEBS Financing with Freddie Mac;
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

•
ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, which issued Secured Notes to Mizuho;
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
•
Greens Hold Co, a wholly owned corporation, which owns certain property loans and owned 100% of The 50/50 MF Property, a real estate asset; and
•
Lindo Paseo LLC, a wholly owned limited liability company, which owned 100% of the Suites on Paseo MF Property.

Use of Estimates and Assumptions in Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such SEC rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. The most significant estimates and assumptions include those used in determining: (i) the fair value of MRBs and taxable MRBs; (ii) investment impairments; and (iii) allowances for credit losses.

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023. These condensed consolidated financial statements and notes have been prepared consistently with the 2023 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of June 30, 2024, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2023 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

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

BUCs

The Partnership has issued BUCs representing assigned limited partnership interests to investors. Costs related to the issuance of BUCs are recorded as a reduction to partners’ capital when issued.

The Partnership declared BUCs Distributions in the form of additional BUCs during the six months ended June 30, 2024 and the year ended December 31, 2023. All fractional BUCs resulting from the BUCs Distributions received cash for such fraction based on the market value of the BUCs on the record date. The BUCs Distributions have been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s condensed consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. For the year ended December 31, 2023, the Partnership began reporting the realized and unrealized (gains) losses of its derivative transactions within “Net result from derivative transactions” on the Partnership’s consolidated statements of operations. Previously, the realized and unrealized (gains) losses of the Partnership's derivative transactions had been reported within "Interest expense" on the Partnership’s consolidated statement of operations. Accordingly, for the three and six months ended June 30, 2023, the Partnership has included the realized and unrealized (gains) losses of its derivative transactions within “Net result from derivative transactions” in conformity with the current reporting period presented herein. This reclassification has no effect on the Partnership’s reported “Net income” or “Partners’ capital” in the Partnership’s condensed consolidated financial statements for the periods presented.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, which enhances the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for the Partnership’s annual periods beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Partnership is currently assessing the impact of the adoption of this pronouncement on the consolidated financial statements.

3. Variable Interest Entities

See section under the heading “Variable Interest Entities” within Note 2 of the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 for the Partnership’s policies regarding accounting for Variable Interest Entities.

Non-Consolidated Variable Interest Entities

The Partnership acquires investments in the form of MRBs, taxable MRBs, GILs, taxable GILs, and property loans to finance the construction and/or operation of affordable multifamily properties that are obligations of the property-owning entity, which is considered the borrower entity. The Partnership’s individual investment assets are considered debt obligations of each individual borrower entity, and the investment assets are secured by a mortgage on real and personal property of the respective borrower entity. The Partnership’s associated investment asset(s) is considered a variable interest in the borrower entity as the Partnership will absorb losses of the VIEs if the borrower entities are unable to repay the outstanding principal of the respective MRBs, taxable MRBs, GILs, taxable GILs, and property loans. The Partnership evaluates whether each borrower entity is a VIE under the accounting guidance, and if so, the Partnership performs an evaluation to determine if the Partnership is the primary beneficiary of the VIE. When evaluating whether the Partnership is the primary beneficiary of a VIE, the Partnership identifies the rights that grant the power to direct the activities that most significantly impact the VIE’s economic performance, which are those rights to manage regular property operations of the VIE, to sell the assets of the VIE, or to refinance the debt of the VIE. Generally, all such rights are held by the equity investors in the VIE and not the Partnership. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s condensed consolidated financial statements. The Partnership reports its investments in the MRBs, taxable MRBs, GILs, taxable GILs, and property loans on the Partnership’s consolidated balance sheet and the related interest income on the Partnership’s consolidated statement of operations.

The Partnership also makes equity investments in entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The Partnership’s equity investments in these VIEs are considered variable interests as the Partnership, and the respective managing members, are entitled to returns and absorb losses from the underlying properties according to the entities’ respective operating agreements. The Partnership has determined that the underlying investee entities are VIEs for financial reporting purposes and the Partnership performs an evaluation to determine if the Partnership is the primary beneficiary of the VIE. The Partnership and the respective managing members have various rights within the respective operating agreement for each VIE. When evaluating whether the Partnership is the primary beneficiary of a VIE, it identifies the rights that grant the power to direct the activities that most significantly impact the VIE’s performance, which are those rights to manage regular property operations of the VIE, to sell the assets of the VIE, or to refinance the debt of the VIE. Generally, all such rights are held by the managing members of the VIE. In addition, the Partnership does not have kick-out rights or substantive participating rights. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s condensed consolidated financial statements, with one exception as disclosed in the “Consolidated Variable Interest Entities” section below. The Partnership reports its equity investments in the VIEs as “Investments in unconsolidated entities” on the Partnership’s consolidated balance sheet and the related preferred return, earnings (losses) from investments in unconsolidated entities, and gains on sale on the Partnership’s consolidated statement of operations.

The Partnership held variable interests in 30 and 33 non-consolidated VIEs as of June 30, 2024 and December 31, 2023, respectively. The following table summarizes the Partnership’s carrying value by asset and maximum exposure to loss associated with the variable interests as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds held in trust	$157,707,267	$153,571,233	$101,785,909	$95,186,213
Mortgage revenue bonds	-	-	3,450,188	3,150,000
Taxable mortgage revenue bonds (reported within other assets)	2,982,399	3,011,729	13,488,560	13,520,631
Governmental issuer loans held in trust	194,157,300	194,157,300	202,547,300	202,547,300
Taxable governmental issuer loans (reported within other assets)	3,000,000	3,000,000	13,573,000	13,573,000
Property loans	40,332,992	40,332,992	107,511,750	107,511,750
Investments in unconsolidated entities	157,940,664	157,940,664	136,653,246	136,653,246
	$556,120,622	$552,013,918	$579,009,953	$572,142,140

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of June 30, 2024 and December 31, 2023 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the carrying values in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $81.8 million and $15.4 million, respectively, as of June 30, 2024 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of June 30, 2024 and December 31, 2023 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $36.1 million, $53.6 million, $1.0 million, and $36.7 million, respectively, as of June 30, 2024 (Note 16).

Consolidated Variable Interest Entities

The Partnership obtains leverage on its investment assets to enhance returns and lower its net capital investment. The Partnership’s leverage programs generally consist of selling MRBs, taxable MRBs, GILs, taxable GILs, and property loans into debt financing entities in the form of TOBs, a term TOB, TEBS financings, and the TEBS Residual Financing. These debt financing entities issue senior securities and residual beneficial interests that share in the cash flows from the securitized investment assets. The senior securities are sold to third-party investors for cash and the Partnership retains the residual beneficial interests. The Partnership determined that its residual beneficial interest in a debt financing entity absorbs potential losses of the entity as the interests are in a first-loss position and subordinate to the senior securities in the distribution of cash flows of the debt financing entity. The Partnership has determined that each debt financing entity is a VIE for financial reporting purposes and the Partnership performs an evaluation to determine if the Partnership is the primary beneficiary of the VIE. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. The Partnership determined that the right to direct the VIE to sell the underlying assets most significantly impacts the economic performance of the VIE, and such right is held by the Partnership through its ownership of the residual beneficial interest. The Partnership has the obligation to absorb losses that could potentially be significant to the VIE given its first-loss position noted previously. As the Partnership meets both primary beneficiary criteria, it is considered the primary beneficiary of the VIEs and reports the VIEs on a consolidated basis. The Partnership reports the underlying investment assets of the VIEs in the Partnership’s assets (Notes 4, 5, 6 and 9) and the senior securities of the VIEs are reported as “Debt financing, net” (Note 13) on the Partnership’s consolidated balance sheets. The interest income earned from the underlying investment assets of the VIEs is reported within “Investment income” and “Other interest income” on the Partnership’s consolidated statement of operations. Interest expense and facility fees associated with the debt financing are reported within “Interest expense” on the Partnership’s consolidated statement of operations.

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s consolidated balance sheets. The VIE has not reported any income or expenses during the years ended December 31, 2023 and 2022. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Assets:
Restricted cash	$30,605	$12,605
Interest receivable, net	6,710,673	6,920,851
Mortgage revenue bonds held in trust, at fair value	990,067,074	883,030,786
Governmental issuer loans
Governmental issuer loans held in trust	214,557,300	222,947,300
Allowance for credit losses	(1,111,000)	(1,294,000)
Governmental issuer loans, net	213,446,300	221,653,300
Property loans
Property loans	48,451,538	108,271,420
Allowance for credit losses	(305,000)	(675,000)
Property loans, net	48,146,538	107,596,420
Real estate assets	3,606,658	3,606,658
Other assets	19,477,562	24,999,197
Total Assets	$1,281,485,410	$1,247,819,817

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$8,362,553	$8,656,003
Debt financing (2)	1,055,752,907	1,018,314,376
Mortgages payable (3)	1,690,000	1,690,000
Total Liabilities	$1,065,805,460	$1,028,660,379
(1)
Of the amounts reported, $5,191,201 and $5,495,426 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of June 30, 2024 and December 31, 2023, respectively.
(2)
Of the amounts reported, $365,346,908 and $367,807,377 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of June 30, 2024 and December 31, 2023, respectively.
(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of June 30, 2024 and December 31, 2023, respectively.

In certain instances, the Partnership has investment assets in the form of MRBs, taxable MRBs, GILs, taxable GILs and property loans that are variable interests in non-consolidated borrower entity VIEs which are also assets of consolidated debt financing entity

VIEs. Accordingly, such investment assets are reported within tables related to both non-consolidated VIEs and consolidated VIEs presented in this Note 3.

4. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (5)	AZ	$19,366,284	$1,672,241	$-	$21,038,525
40rty on Colony - Series P (5)	CA	5,963,133	498,774	-	6,461,907
CCBA Senior Garden Apartments (5)	CA	3,738,947	14,974	-	3,753,921
Courtyard - Series A (3)	CA	9,721,946	463,674	-	10,185,620
Glenview Apartments - Series A (2)	CA	4,280,530	168,744	-	4,449,274
Harmony Court Bakersfield - Series A (3)	CA	3,544,757	139,578	-	3,684,335
Harmony Terrace - Series A (3)	CA	6,563,249	315,187	-	6,878,436
Harden Ranch - Series A (1)	CA	6,306,564	279,216	-	6,585,780
Las Palmas II - Series A (3)	CA	1,607,892	67,293	-	1,675,185
Lutheran Gardens (6), (7)	CA	10,352,000	-	(37,286)	10,314,714
Montclair Apartments - Series A (2)	CA	2,319,002	106,080	-	2,425,082
Montecito at Williams Ranch Apartments - Series A (5)	CA	7,408,742	506,313	-	7,915,055
Montevista - Series A (5)	CA	6,582,792	671,125	-	7,253,917
Ocotillo Springs - Series A (5), (7)	CA	3,472,440	-	(166,594)	3,305,846
Ocotillo Springs - Series A-1 (5)	CA	497,756	76,732	-	574,488
Residency at Empire - Series BB-1 (5)	CA	14,114,724	515,319	-	14,630,043
Residency at Empire - Series BB-2 (5)	CA	4,000,000	180,012	-	4,180,012
Residency at Empire - Series BB-3 (5)	CA	14,000,000	485,236	-	14,485,236
Residency at Empire - Series BB-4 (5)	CA	5,500,000	87,202	-	5,587,202
Residency at the Entrepreneur - Series J-1 (5)	CA	9,082,069	-	-	9,082,069
Residency at the Entrepreneur - Series J-2 (5)	CA	7,500,000	-	-	7,500,000
Residency at the Entrepreneur - Series J-3 (5)	CA	26,080,000	353,343	-	26,433,343
Residency at the Entrepreneur - Series J-4 (5)	CA	3,820,000	-	-	3,820,000
Residency at the Entrepreneur - Series J-5 (5)	CA	1,000,000	-	-	1,000,000
Residency at the Mayer - Series A (5)	CA	29,558,156	-	-	29,558,156
Residency at the Mayer - Series M (5)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,315,388	138,754	-	3,454,142
Santa Fe Apartments - Series A (2)	CA	2,809,384	128,512	-	2,937,896
Seasons at Simi Valley - Series A (3)	CA	4,055,003	290,903	-	4,345,906
Seasons Lakewood - Series A (3)	CA	6,991,287	335,743	-	7,327,030
Seasons San Juan Capistrano - Series A (3)	CA	11,771,045	532,184	-	12,303,229
Solano Vista - Series A (5)	CA	2,601,920	228,174	-	2,830,094
Summerhill - Series A (3)	CA	6,104,014	156,751	-	6,260,765
Sycamore Walk - Series A (3), (8)	CA	3,355,897	-	(90,471)	3,265,426
The Village at Madera - Series A (3)	CA	2,931,789	131,674	-	3,063,463
Tyler Park Townhomes - Series A (1)	CA	5,490,125	48,868	-	5,538,993
Village at Hanford Square - Series H (5)	CA	10,400,000	672,773	-	11,072,773
Vineyard Gardens - Series A (5)	CA	3,857,697	305,160	-	4,162,857
Westside Village Market - Series A (1)	CA	3,587,787	129,900	-	3,717,687
Handsel Morgan Village Apartments (5)	GA	2,150,000	210,988	-	2,360,988
MaryAlice Circle Apartments (5)	GA	5,900,000	631,693	-	6,531,693
Copper Gate Apartments (1)	IN	4,780,000	-	-	4,780,000
Renaissance - Series A (2)	LA	10,347,829	714,728	-	11,062,557
Live 929 Apartments - Series 2022A (5)	MD	58,447,151	3,120,322	-	61,567,473
Woodington Gardens Apartments - Series A-1 (5)	MD	31,150,000	3,329,090	-	34,479,090
Meadow Valley (5), (9)	MI	29,633,720	-	(2,056,854)	27,576,866
Jackson Manor Apartments (5), (8)	MS	4,803,044	-	(361,176)	4,441,868
Village Point (6), (8)	NJ	23,000,000	-	(475,083)	22,524,917
Silver Moon - Series A (2)	NM	7,440,266	623,237	-	8,063,503
Village at Avalon (4)	NM	15,738,023	1,364,391	-	17,102,414
Columbia Gardens (3)	SC	12,252,320	499,675	-	12,751,995
Companion at Thornhill Apartments (3)	SC	10,562,925	350,758	-	10,913,683
The Ivy Apartments (5)	SC	30,563,203	880,309	-	31,443,512
The Palms at Premier Park Apartments (1)	SC	17,733,956	182,998	-	17,916,954
The Park at Sondrio - Series 2022A (5)	SC	38,100,000	1,346,314	-	39,446,314
The Park at Vietti - Series 2022A (5)	SC	26,985,000	1,018,466	-	28,003,466
Village at River's Edge (3)	SC	9,522,422	981,576	-	10,503,998
Willow Run (3)	SC	12,082,152	492,032	-	12,574,184
Windsor Shores Apartments - Series A (5)	SC	21,545,000	771,092	-	22,316,092
Arbors at Hickory Ridge (1)	TN	10,326,690	1,341,180	-	11,667,870
Avistar at Copperfield - Series A (5)	TX	13,297,878	492,717	-	13,790,595
Avistar at the Crest - Series A (1)	TX	8,692,991	576,349	-	9,269,340
Avistar at the Oaks - Series A (1)	TX	7,037,156	401,163	-	7,438,319
Avistar at the Parkway - Series A (2)	TX	12,187,414	398,703	-	12,586,117
Avistar at Wilcrest - Series A (5)	TX	5,039,627	186,730	-	5,226,357
Avistar at Wood Hollow - Series A (5)	TX	38,265,770	1,417,834	-	39,683,604
Avistar in 09 - Series A (1)	TX	6,076,307	362,062	-	6,438,369
Avistar on the Boulevard - Series A (1)	TX	14,809,456	801,134	-	15,610,590
Avistar on the Hills - Series A (1)	TX	4,817,793	274,645	-	5,092,438
Bruton Apartments (3), (8)	TX	17,137,029	-	(25,276)	17,111,753
Concord at Gulfgate - Series A (3)	TX	18,078,705	1,117,426	-	19,196,131
Concord at Little York - Series A (3)	TX	12,664,988	815,278	-	13,480,266
Concord at Williamcrest - Series A (3)	TX	19,619,423	1,262,953	-	20,882,376
Crossing at 1415 - Series A (3)	TX	7,036,653	284,274	-	7,320,927
Decatur Angle (3), (8)	TX	21,531,128	-	(144,173)	21,386,955
Esperanza at Palo Alto (3)	TX	18,665,231	1,605,193	-	20,270,424
Heights at 515 - Series A (3)	TX	6,442,177	334,677	-	6,776,854
Heritage Square - Series A (2)	TX	10,113,831	302,992	-	10,416,823
Oaks at Georgetown - Series A (3)	TX	11,728,241	397,942	-	12,126,183
Southpark (5)	TX	11,167,919	1,132,081	-	12,300,000
15 West Apartments (3)	WA	9,328,583	1,106,537	-	10,435,120
Aventine Apartments (5)	WA	9,500,000	1,139,689	-	10,639,689
Mortgage revenue bonds held in trust		$951,454,320	$41,969,667	$(3,356,913)	$990,067,074

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
(5)
MRB held by Mizuho in a debt financing transaction, Note 13.
(6)
MRB held by Barclays Capital Inc. in a debt financing transaction, Note 13.

(7)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of June 30, 2024, the MRB has been in an unrealized loss position for at least 12 months.
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of June 30, 2024, the MRB has been in an unrealized loss position for less than 12 months.
(9)
The Partnership has a remaining MRB funding commitment of approximately $14.5 million as of June 30, 2024. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of June 30, 2024 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of June 30, 2024, the MRB has been in an unrealized loss position for more than 12 months.

	June 30, 2024
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Provision Center 2014-1	TN	$365,042	$-	$-	$365,042
Avistar at the Crest - Series B	TX	714,902	26,684	-	741,586
Avistar at the Oaks - Series B	TX	523,907	17,985	-	541,892
Avistar at the Parkway - Series B	TX	122,441	14,175	-	136,616
Avistar in 09 - Series B	TX	432,176	14,836	-	447,012
Avistar on the Boulevard - Series B	TX	424,797	13,006	-	437,803
Runnymede	TX	9,315,000	-	-	9,315,000
Mortgage revenue bonds		$11,898,265	$86,686	$-	$11,984,951

	December 31, 2023
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (5)	AZ	$7,667,299	$2,717,033	$-	$10,384,332
40rty on Colony - Series P (5)	CA	5,964,008	739,204	-	6,703,212
Courtyard - Series A (3)	CA	9,774,107	845,146	-	10,619,253
Glenview Apartments - Series A (2)	CA	4,312,025	298,507	-	4,610,532
Harmony Court Bakersfield - Series A (3)	CA	3,563,775	275,305	-	3,839,080
Harmony Terrace - Series A (3)	CA	6,598,285	573,928	-	7,172,213
Harden Ranch - Series A (1)	CA	6,355,567	441,345	-	6,796,912
Las Palmas II - Series A (3)	CA	1,616,607	128,930	-	1,745,537
Lutheran Gardens (6), (7)	CA	10,352,000	-	(30,994)	10,321,006
Montclair Apartments - Series A (2)	CA	2,336,065	170,291	-	2,506,356
Montecito at Williams Ranch Apartments - Series A (5)	CA	7,442,435	846,333	-	8,288,768
Montevista - Series A (5)	CA	6,607,973	992,675	-	7,600,648
Residency at Empire - Series BB-1 (5)	CA	14,117,540	1,004,021	-	15,121,561
Residency at Empire - Series BB-2 (5)	CA	4,000,000	320,446	-	4,320,446
Residency at Empire - Series BB-3 (5)	CA	5,055,000	575,709	-	5,630,709
Residency at the Entrepreneur - Series J-1 (5)	CA	9,085,429	181,504	-	9,266,933
Residency at the Entrepreneur - Series J-2 (5)	CA	7,500,000	222,445	-	7,722,445
Residency at the Entrepreneur - Series J-3 (5)	CA	12,300,000	697,895	-	12,997,895
Residency at the Mayer - Series A (5)	CA	29,560,945	-	-	29,560,945
San Vicente - Series A (3)	CA	3,333,357	265,848	-	3,599,205
Santa Fe Apartments - Series A (2)	CA	2,830,055	206,301	-	3,036,356
Seasons at Simi Valley - Series A (3)	CA	4,083,273	443,901	-	4,527,174
Seasons Lakewood - Series A (3)	CA	7,028,608	611,358	-	7,639,966
Seasons San Juan Capistrano - Series A (3)	CA	11,833,880	992,473	-	12,826,353
Summerhill - Series A (3)	CA	6,136,763	381,019	-	6,517,782
Sycamore Walk - Series A (3)	CA	3,380,901	226,216	-	3,607,117
The Village at Madera - Series A (3)	CA	2,947,519	227,699	-	3,175,218
Tyler Park Townhomes - Series A (1)	CA	5,533,307	119,693	-	5,653,000
Village at Hanford Square - Series H (5)	CA	10,400,000	1,073,808	-	11,473,808
Vineyard Gardens - Series A (5)	CA	3,874,962	461,663	-	4,336,625
Westside Village Market - Series A (1)	CA	3,616,007	223,459	-	3,839,466
MaryAlice Circle Apartments (5)	GA	5,900,000	880,643	-	6,780,643
Copper Gate Apartments (1), (7)	IN	4,780,000	-	(5)	4,779,995
Renaissance - Series A (2)	LA	10,429,392	1,221,077	-	11,650,469
Live 929 Apartments - Series 2022A (5)	MD	58,333,646	3,275,636	-	61,609,282
Meadow Valley (5), (8)	MI	20,863,114	-	(920,148)	19,942,966
Jackson Manor Apartments (5)	MS	4,824,474	209,082	-	5,033,556
Village Point (6)	NJ	23,000,000	192,788	-	23,192,788
Silver Moon - Series A (2)	NM	7,480,455	928,841	-	8,409,296
Village at Avalon (4)	NM	15,808,184	1,962,627	-	17,770,811
Columbia Gardens (3)	SC	12,351,218	807,633	-	13,158,851
Companion at Thornhill Apartments (3)	SC	10,639,506	598,197	-	11,237,703
The Ivy Apartments (5)	SC	30,567,832	1,933,208	-	32,501,040
The Palms at Premier Park Apartments (1)	SC	17,872,527	427,099	-	18,299,626
The Park at Sondrio - Series 2022A (5)	SC	38,100,000	2,682,964	-	40,782,964
The Park at Vietti - Series 2022A (5)	SC	26,985,000	1,972,695	-	28,957,695
Village at River's Edge (3)	SC	9,566,110	1,000,545	-	10,566,655
Willow Run (3)	SC	12,180,025	817,941	-	12,997,966
Windsor Shores Apartments - Series A (5)	SC	21,545,000	1,530,085	-	23,075,085
Arbors at Hickory Ridge (1)	TN	10,417,646	1,805,985	-	12,223,631
Avistar at Copperfield - Series A (5)	TX	13,378,386	983,586	-	14,361,972
Avistar at the Crest - Series A (1)	TX	8,762,826	909,437	-	9,672,263
Avistar at the Oaks - Series A (1)	TX	7,091,928	666,990	-	7,758,918
Avistar at the Parkway - Series A (2)	TX	12,270,653	830,179	-	13,100,832
Avistar at Wilcrest - Series A (5)	TX	5,070,137	313,010	-	5,383,147
Avistar at Wood Hollow - Series A (5)	TX	38,497,436	2,648,201	-	41,145,637
Avistar in 09 - Series A (1)	TX	6,123,600	593,430	-	6,717,030
Avistar on the Boulevard - Series A (1)	TX	14,928,425	1,346,449	-	16,274,874
Avistar on the Hills - Series A (1)	TX	4,855,291	470,520	-	5,325,811
Bruton Apartments (3), (7)	TX	17,220,941	-	(13,366)	17,207,575
Concord at Gulfgate - Series A (3)	TX	18,190,721	1,807,038	-	19,997,759
Concord at Little York - Series A (3)	TX	12,743,460	1,302,221	-	14,045,681
Concord at Williamcrest - Series A (3)	TX	19,740,985	2,017,280	-	21,758,265
Crossing at 1415 - Series A (3)	TX	7,082,698	565,843	-	7,648,541
Decatur Angle (3), (7)	TX	21,646,255	-	(16,674)	21,629,581
Esperanza at Palo Alto (3)	TX	18,751,278	2,480,537	-	21,231,815
Heights at 515 - Series A (3)	TX	6,484,332	602,199	-	7,086,531
Heritage Square - Series A (2)	TX	10,186,405	606,579	-	10,792,984
Oaks at Georgetown - Series A (3)	TX	11,790,848	838,472	-	12,629,320
15 West Apartments (3)	WA	9,371,808	1,478,567	-	10,850,375
Mortgage revenue bonds held in trust		$825,040,234	$58,971,739	$(981,187)	$883,030,786

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
(5)
MRB held by Mizuho in a debt financing transaction, Note 13.
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

The Partnership has accrued interest receivable related to its MRBs of approximately $5.1 million and approximately $4.7 million as of June 30, 2024 and December 31, 2023, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of June 30, 2024. See Note 16 for additional information regarding the Partnership’s MRB funding commitments.

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

Activity in the First Six Months of 2024

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the six months ended June 30, 2024:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Initial Principal Funding
Residency at the Mayer - Series M (1)	March 2024	Hollywood, CA	79	4/1/2039	SOFR + 3.60%	(2)	$11,500,000
Woodington Gardens Apartments - Series A-1	April 2024	Baltimore, MD	197	5/1/2029	7.80%		31,150,000
Aventine Apartments	May 2024	Bellevue, WA	68	6/1/2031	7.68%		9,500,000
							$52,150,000
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

Sales:

The following MRB was sold at a price that approximated the Partnership’s carrying value plus accrued interest during the six months ended June 30, 2024:

Property Name	Month Sold	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Brookstone	May 2024	Waukegan, IL	168	5/1/2040	5.45%	$8,221,234

The Partnership realized a gain on sale of the Brookstone MRB of approximately $1.0 million related to collection of an unamortized discount upon sale.

Activity in the First Six Months of 2023

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the six months ended June 30, 2023:

Property Name	Month Acquired	Property Location	Units		Maturity Date	Interest Rate		Initial Principal Funded
Windsor Shores Apartments - Series A	January 2023	Columbia, SC	176		2/1/2030	6.50%		$21,545,000
The Ivy Apartments	January 2023	Greenville, SC	212		2/1/2030	6.50%		30,500,000
Residency at the Entrepreneur - Series J-5 (1)	February 2023	Los Angeles, CA	200		4/1/2025	SOFR + 3.60%	(2)	1,000,000
Handsel Morgan Village Apartments	April 2023	Buford, GA	45		3/1/2041	6.75%		2,150,000
MaryAlice Circle Apartments	April 2023	Buford, GA	98		3/1/2041	6.75%		5,900,000
Village at Hanford Square - Series H	May 2023	Hanford, CA	100		5/1/2030	6.65%		10,400,000
Village Point	May 2023	Monroe Township, NJ	120	(3)	6/1/2030	6.88%		23,000,000
40rty on Colony - Series P	June 2023	La Mesa, CA	40		6/1/2030	7.05%		5,950,000
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

All GILs were held in trust in connection with TOB trust financings as of June 30, 2024 and December 31, 2023 (Note 13). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of June 30, 2024 and December 31, 2023:

						As of June 30, 2024
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	8/1/2024	SOFR + 3.07%	8.41%	$34,620,000
Osprey Village (3)	July 2021	Kissimmee, FL	383	8/1/2024	SOFR + 3.07%	8.40%	60,000,000
Willow Place Apartments (3)	September 2021	McDonough, GA	182	10/1/2024	SOFR + 3.30%	8.63%	25,000,000
Willow Place Apartments Supplemental	November 2023	McDonough, GA	n/a	10/1/2024	SOFR + 3.45%	8.78%	1,500,000
Magnolia Heights (3)	June 2022	Covington, GA	200	10/1/2024	SOFR + 3.85%	9.18%	20,400,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	27,846,000
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	12,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	20,550,000
Sandy Creek Apartments (3)	August 2023	Bryan, TX	140	9/1/2026	7.83% (5)	7.83%	12,100,000
			1,539				$214,557,300
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

The Partnership has accrued interest receivable related to its GILs of approximately $1.4 million and approximately $1.5 million as of June 30, 2024 and December 31, 2023, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs and property loans (Note 6) with total outstanding principal of $133.2 million and $6.8 million, respectively, as of June 30, 2024. The guaranties relate to the Partnership’s investments in Legacy Commons at Signal Hills, Osprey Village, Willow Place Apartments, and Sandy Creek Apartments.

The Partnership has remaining commitments to provide additional funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of June 30, 2024. See Note 16 for further information regarding the Partnership’s remaining GIL funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Six Months of 2024

During the six months ended June 30, 2024, the following GIL was purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Hope on Avalon	January 2024	$23,390,000

In February 2024, the Partnership recognized a fee of approximately $87,000 in other income in connection with an extension of the maturity date of the Legacy Commons at Signal Hills GIL to August 1, 2024.

In June 2024, the Partnership recognized a fee of approximately $51,000 in other income in connection with an extension of the maturity date of the Magnolia Heights GIL to October 1, 2024.

Activity in the First Six Months of 2023

In June 2023, the Oasis at Twin Lakes GIL was purchased by Freddie Mac though a servicer. The partnership received proceeds of approximately $34.1 million representing 100% of the outstanding principal and accrued interest from the sale of the GIL to Freddie Mac.

In June 2023, the Partnership recognized a fee of approximately $100,000 in other income in connection with an extension of the maturity date of the Scharbauer Flats Apartments GIL to January 1, 2024

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Magnolia Heights	$8,118,546	$-	$8,118,546	10/1/2024	SOFR + 3.85%
Sandy Creek Apartments	6,787,992	-	6,787,992	9/1/2026	8.63% (2)
Subtotal	14,906,538	-	14,906,538

Mezzanine Financing
SoLa Impact Opportunity Zone Fund (3)	$33,545,000	$-	$33,545,000	12/30/2024	7.875%
The Centurion Foundation	7,250,000	-	7,250,000	6/15/2039	10.50%
Subtotal	40,795,000	-	40,795,000

Other
The 50/50 MF Property	$7,109,611	$-	$7,109,611	3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	7,604,611	(495,000)	7,109,611

Total	$63,306,149	$(495,000)	$62,811,149

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

The Partnership has accrued interest receivable related to its property loans of approximately $344,000 and approximately $1.7 million as of June 30, 2024 and December 31, 2023, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans on a draw-down basis during construction of the secured properties as of June 30, 2024. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Six Months of 2024

In June 2024, the Partnership executed a property loan to The Centurion Foundation, Inc. in the amount of $7.3 million to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania that were then leased to an investment grade rated non-profit healthcare system. The Partnership’s loan is subordinate to the senior debt of the borrower which is secured by a first priority security interest in master lease payments guaranteed by the healthcare system.

The following property loan principal payments were received during the six months ended June 30, 2024:

Property Name	Month Repaid	Principal Proceeds
Legacy Commons at Signal Hills	February 2024	$32,233,972
Osprey Village	February 2024	14,998,296
Osprey Village Supplemental	February 2024	4,600,000
Willow Place Apartments	February 2024	18,875,606
Willow Place Apartments Supplemental	February 2024	1,115,320
SoLa Impact Opportunity Zone Fund	March 2024	500,000
Avistar (February 2013 portfolio)	May 2024	201,972
Avistar (June 2013 portfolio)	May 2024	251,622
		$72,776,788

In June 2024, the Partnership recognized a fee of approximately $20,000 in other income in connection with an extension of the maturity date of the Magnolia Heights property loan to October 1, 2024.

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

In June 2023, the Partnership recognized a fee of approximately $33,000 in other income in connection with an extension of the maturity date of the Scharbauer Flats Apartments property loan to January 1, 2024

7. Investments in Unconsolidated Entities

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

The following table provides the details of the investments in unconsolidated entities as of June 30, 2024 and December 31, 2023:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of June 30, 2024	Carrying Value as of December 31, 2023
Current Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	$14,199,870	13,235,090
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	14,573,715	13,908,660
Vantage at Loveland	Loveland, CO	288		April 2021	N/A	23,954,586	20,464,906
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	15,090,681	15,090,681
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	13,535,176	12,996,316
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	N/A	15,024,657	13,131,272
Freestone Greeley	Greeley, CO	296		N/A	N/A	6,143,765	5,346,007
Freestone Cresta Bella	San Antonio, TX	296		February 2023	N/A	18,003,283	17,325,494
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	N/A	8,839,675	8,608,322
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	N/A	17,090,224	7,518,717
Freestone Greenville	Greenville, TX	300		April 2024	N/A	7,680,571	5,366,551
Freestone Ladera	Ladera, TX	288		N/A	N/A	3,804,461	3,661,230
						$157,940,664	$136,653,246
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of June 30, 2024. See Note 16 for further details regarding the Partnership’s remaining funding commitments.

Activity in the First Six Months of 2024

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the six months ended June 30, 2024:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain (loss) on Sale
Vantage at Coventry	Omaha, NE	294	(1)	$50,000	$-	$50,000
Vantage at Westover Hills	San Antonio, TX	288	(2)	6,986	-	6,986
				$56,986	$-	$56,986
(1)
In January 2024, the Partnership received sales proceeds of approximately $50,000 associated with final settlements of the Vantage at Coventry sale in January 2023. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statement of operations.
(2)
In May 2024, the Partnership received sales proceeds of approximately $7,000 associated with final settlements of the Vantage at Westover Hills sale in May 2022. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statement of operations.

During the first six months of 2024, the Partnership advanced funds beyond its original commitments to five Vantage unconsolidated entities totaling $5.8 million to cover additional construction and interest costs.

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
(2)
In May 2023, the Partnership returned sales proceeds of approximately $12,000 associated with final settlements of the Vantage at O'Connor sale in July 2022. The Partnership recognized the amount in "Gain on sale of investment in an unconsolidated entity" on the Partnership's condensed consolidated statements of operations.

New Equity Commitments:

In February 2023, the Partnership executed an $8.2 million equity commitment to fund the construction of Valage Senior Living Carson Valley.

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Property revenues	$4,411,360	$3,272,517	$8,196,677	$7,021,960
Gain on sale of property	$-	$17,995,170	$-	$56,099,503
Net income (loss)	$(3,025,880)	$16,950,286	$(4,150,053)	$54,693,224

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of June 30, 2024 and December 31, 2023:

			June 30, 2024			December 31, 2023
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	946,043	3,606,658	2,660,615	946,043	3,606,658
Land held for development		(2)	1,109,482	-	1,109,482	1,109,482	-	1,109,482
					$4,716,140			$4,716,140
Less accumulated depreciation					-			-
Real estate assets, net					$4,716,140			$4,716,140
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 3 for further information.
(2)
Land held for development consists of land and development costs for a parcel of land in Richland County, SC.

In June 2024, the Partnership received its final sales proceeds associated with the sale of the Suites on Paseo MF Property. The Partnership recognized a gain on sale of approximately $64,000.

In January 2023, the Partnership sold the land held for development in Omaha, NE and received proceeds of $442,000 which approximated the Partnership’s carrying value.

In December 2023, the Partnership sold the Suites on Paseo MF Property. Net income, exclusive of the gains on sale, related to the Suites on Paseo MF Property for the three and six months ended June 30, 2024, and 2023 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$-	$98,276	$-	$327,188

9. Other Assets

The following table summarizes the Partnership’s other assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Deferred financing costs, net	$1,044,672	$850,726
Derivative instruments at fair value (Note 15)	9,679,247	5,254,663
Taxable mortgage revenue bonds, at fair value	15,926,321	21,460,288
Taxable governmental issuer loans:
Taxable governmental issuer loans	3,000,000	13,573,000
Allowance for credit losses (Note 10)	(36,000)	(77,000)
Taxable governmental issuer loans, net	2,964,000	13,496,000
Bond purchase commitment, at fair value (Note 16)	46,238	197,788
Other assets	1,377,476	1,935,005
Total other assets	$31,037,954	$43,194,470

The Partnership has remaining commitments to provide additional funding of the taxable MRBs and taxable GILs during construction and/or rehabilitation of the secured properties as of June 30, 2024. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs.

See Note 20 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Net result from derivative transactions” in the Partnership’s condensed consolidated statements of operations. Unrealized gains and losses on taxable MRBs and bond purchase commitments are recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

As of June 30, 2024, 10 taxable MRBs and three taxable GILs with a reported value totaling $19.5 million were held in trust in connection with TOB trust financings (Note 13).

Activity in the First Six Months of 2024

The following table includes details of the taxable MRB acquired during the six months ended June 30, 2024:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Funding
Woodington Gardens Apartments - Series A-2	April 2024	Baltimore, MD	197	5/1/2029	7.80%	$2,577,000

The following taxable MRB and taxable GIL principal payments were received during the six months ended June 30, 2024:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate		Principal Redeemed
Taxable MRBs
Residency at the Mayer Series A-T (1)	March 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	$11,500,000
Taxable GILs
Hope on Avalon	January 2024	Los Angeles, CA	88	2/1/2024	SOFR + 3.55%		$10,573,000
Total							$22,073,000
(1)
The borrower re-allocated $11.5 million of previously provided funding from a taxable MRB to a new MRB during the acquisition and rehabilitation phase of the property.
(2)
The interest rate is subject to an all-in floor of 3.95%.

Activity in the First Six Months of 2023

The following table includes details of the taxable MRBs acquired during the six months ended June 30, 2023:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment
Windsor Shores Apartments - Series B	January 2023	2/1/2030	$805,000	$805,000
Village at Hanford Square - Series H-T	May 2023	5/1/2030	1,000,000	10,400,000
40rty on Colony - Series P-T	June 2023	6/1/2030	1,100,000	5,950,000
Subtotal				$17,155,000

10. Allowance for Credit Losses

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership considers key credit quality indicators when estimating expected credit losses for assets recorded at amortized cost. Such assets primarily finance the construction or rehabilitation of affordable multifamily properties. The GILs are primarily repaid through a conversion to permanent financing pursuant to a forward commitment from Freddie Mac dependent on completion of construction and various other conditions that each property must meet. The property loans related to GILs are primarily to be repaid from future equity contributions by investors and other forward financing commitments provided by various parties. If Freddie Mac is not required to purchase the GIL and payment of the property loans from available sources is not made, the GIL and associated property loan will have defaulted, and the Partnership has the right to foreclose on the underlying property, the associated LIHTCs, and enforce the guaranty provisions against affiliates of the individual property borrower. Accordingly, the Partnership’s key credit quality indicators include, but are not limited to, construction status of the property, financial strength of borrowers and guarantors, adequacy of capitalized interest reserves, lease up and occupancy of the property, the status of other conversion conditions, and operating results of the underlying property. The property loans secured by other multifamily properties are repaid through property operations or future sales proceeds.

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,166,000	$41,000	$1,628,000	$456,000	$3,291,000
Current provision for credit losses	(55,000)	(5,000)	320,000	(71,000)	189,000
Balance, end of period	$1,111,000	$36,000	$1,948,000	$385,000	$3,480,000

	For the Six Months Ended June 30, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,294,000	$77,000	2,048,000	$678,000	$4,097,000
Current provision for credit losses	(183,000)	(41,000)	(100,000)	(293,000)	(617,000)
Balance, end of period	$1,111,000	$36,000	$1,948,000	$385,000	$3,480,000

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2023:

	For the Three Months ended June 30, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	2,080,000	89,000	$2,450,000	1,280,000	5,899,000
Current provision for credit losses	(243,000)	6,000	(215,000)	(322,000)	(774,000)
Balance, end of period	$1,837,000	$95,000	$2,235,000	$958,000	$5,125,000

	For the Six Months Ended June 30, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$-	$-	$495,000	$-	$495,000
Cumulative-effect adjustment upon adoption	2,145,000	79,000	2,108,000	1,617,000	5,949,000
Current provision for credit losses	(308,000)	16,000	(368,000)	(659,000)	(1,319,000)
Balance, end of period	$1,837,000	$95,000	$2,235,000	$958,000	$5,125,000

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

The Partnership recorded a provision for credit losses of approximately $189,000 and a recovery of provision for credit losses of approximately $774,000 for the three months ended June 30, 2024 and 2023, respectively. The increase for the three months ended June 30, 2024 is primarily due to an increase in property loan principal balances. The decrease for the three months ended June 30, 2023 is primarily due to a decrease in the weighted average life of the asset portfolio and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

The Partnership recorded a recovery of provision for credit losses of approximately $617,000 and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. The decreases for the six months ended June 30, 2024 and 2023 are primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

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

The following tables summarize the Partnership’s carrying value by acquisition year, grouped by risk rating as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Governmental Issuer Loans
Performing	$-	$13,600,000	$81,337,300	$119,620,000	$-	$-	$214,557,300
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	13,600,000	81,337,300	119,620,000	-	-	214,557,300

Taxable Governmental Issuer Loans
Performing	$-	$-	$3,000,000	$-	$-	$-	$3,000,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	3,000,000	-	-	-	3,000,000

Property Loans
Performing	$7,250,000	$6,787,992	$48,773,157	$-	$-	$-	$62,811,149
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	495,000	495,000
Subtotal	7,250,000	6,787,992	48,773,157	-	-	495,000	63,306,149

Unfunded Commitments
Performing	$-	$1,042,008	$89,700,000	$-	$-	$-	$90,742,008
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	1,042,008	89,700,000	-	-	-	90,742,008

Total	$7,250,000	$21,430,000	$222,810,457	$119,620,000	$-	$495,000	$371,605,457

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Governmental Issuer Loans
Performing	$13,600,000	$66,337,300	$143,010,000	$-	$-	$-	$222,947,300
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	13,600,000	66,337,300	143,010,000	-	-	-	222,947,300

Taxable Governmental Issuer Loans
Performing	$-	$3,000,000	$10,573,000	$-	$-	$-	$13,573,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	3,000,000	10,573,000	-	-	-	13,573,000

Property Loans
Performing	$7,358,876	$48,140,860	$66,107,874	$-	-	$453,594	$122,061,204
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$495,000	-	495,000
Subtotal	7,358,876	48,140,860	66,107,874	-	495,000	453,594	122,556,204

Unfunded Commitments
Performing	$6,909,378	$104,700,000	$12,977,426	$-	$-	$-	$124,586,804
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	6,909,378	104,700,000	12,977,426	-	-	-	124,586,804

Total	$27,868,254	$222,178,160	$232,668,300	$-	$495,000	$453,594	$483,663,308

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of June 30, 2024, except as noted below. The Partnership currently has two property loans on nonaccrual status.

During the three and six months ended June 30, 2024 and 2023, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of June 30, 2024 and December 31, 2023, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of June 30, 2024 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $7.1 million and $6.0 million as of June 30, 2024 and December 31, 2023, respectively.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$9,892,924	$9,961,924	$9,910,079	$9,978,891
Current provision for credit loss (1)	(169,308)	-	(169,308)	-
Write-offs (1)	(5,542,921)	-	(5,542,921)	-
Recovery of prior credit loss (2)	(17,345)	(17,345)	(34,500)	(34,312)
Balance, end of period (3)	$4,163,350	$9,944,579	$4,163,350	$9,944,579
(1)
In connection with the final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB in July 2024, the Partnership recovered approximately $169,000 of its previously recognized allowance for credit loss and the remainder of the allowance associated with the MRB was written off.
(2)
The Partnership compared the present value of cash flows expected to be collected to the amortized cost basis of the Live 929 Apartments Series 2022A MRB, which indicated a recovery of value. As the recovery was identified prior to the effective date of the CECL standard, the Partnership will accrete the recovery of prior credit loss into investment income over the term of the MRB.
(3)
The allowance for credit losses as of June 30, 2024 was related to the Live 929 Apartments – 2022A MRB. The allowance for credit losses as of June 30, 2023 was related to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2022A MRB

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts payable	$1,053,755	$1,518,267
Accrued expenses	3,757,255	4,104,945
Accrued interest expense	7,700,825	7,935,327
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 10)	385,000	678,000
Derivative instruments at fair value (Note 15)	418,075	705,694
Other liabilities	1,303,703	1,419,233
Total accounts payable, accrued expenses and other liabilities	$21,215,235	$22,958,088

12. Secured Lines of Credit

The following tables summarize the Partnership’s LOCs as of June 30, 2024 and December 31, 2023:

Secured Lines of Credit	Outstanding as of June 30, 2024	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$26,500,000	$50,000,000	June 2025 (1)	Variable (2)	Monthly	8.83%
Bankers Trust Acquisition LOC	14,750,000	50,000,000	June 2025 (3)	Variable (4)	Monthly	7.83%
	$41,250,000	$100,000,000

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
(3)
The Partnership has a one-year extension option subject to certain conditions and payment of a $25,000 extension fee.
(4)
The variable rate is equal to 2.50% plus a variable component based on the Term SOFR.

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
(4)
The variable rate is equal to 2.50% plus a variable component based on the Term SOFR.

General LOC

The Partnership has entered into a Secured Credit Agreement with a commitment of up to $50.0 million for the General LOC. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, senior housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of June 30, 2024, the borrowing base was approximately $47.5 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of June 30, 2024. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon certain increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of June 30, 2024.

Acquisition LOC

The Acquisition LOC has a commitment of up to $50.0 million that may be used to fund purchases of multifamily real estate, tax-exempt or taxable MRBs, and tax-exempt or taxable loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate, mortgage-backed securities, or master lease agreements guaranteed by investment grade tenants (collectively, the “financed assets”). The financed assets acquired with the proceeds of the Acquisition LOC will be held in a custody account and the outstanding balances of the Acquisition LOC will be secured by a first priority interest in the financed assets and will be maintained in the custody account until released by Bankers Trust Company.

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of June 30, 2024.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of June 30, 2024 and December 31, 2023:

		Outstanding Debt Financings as of June 30, 2024, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	$65,947,462	$4,999	2024	Variable	Yes	3.91%	1.35%	5.26%
M33 TEBS		28,518,298	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		208,646,796	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		303,112,556							4.47%

TEBS Residual Financing		$60,282,673	$18,000	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
Southpark MRB		9,836,063	(4)	2024	Variable	Yes	4.20%	1.44%	5.64%
SoLa Impact Opportunity Zone Fund		23,433,061	(4)	2024	Variable	No	5.59%	1.78%	7.37%
Montevista - Series A		5,596,181	(4)	2025	Variable	Yes	4.20%	1.28%	5.48%
The Park at Sondrio - Series 2022A		30,418,077	(4)	2025	Variable	Yes	4.20%	1.43%	5.63%
The Park at Vietti - Series 2022A		21,539,334	(4)	2025	Variable	Yes	4.20%	1.43%	5.63%
Residency at the Entrepreneur MRBs		34,060,000	(4)	2025	Variable	Yes	4.20%	1.45%	5.65%
Legacy Commons at Signal Hills GIL		31,155,000	(4)	2025	Variable	Yes	4.20%	0.91%	5.11%
Osprey Village GIL		49,475,000	(4)	2025	Variable	Yes	4.20%	1.19%	5.39%
Residency at the Mayer Taxable MRB		824,656	(4)	2025	Variable	No	5.59%	1.17%	6.76%
Residency at Empire MRBs		29,847,760	(4)	2026	Variable	Yes	4.20%	1.42%	5.62%
The Ivy Apartments		24,347,506	(4)	2026	Variable	Yes	4.20%	1.44%	5.64%
Windsor Shores Apartments		17,196,987	(4)	2026	Variable	Yes	4.20%	1.44%	5.64%
Village at Hanford Square		7,768,683	(4)	2026	Variable	Yes	4.20%	1.44%	5.64%
MaryAlice Circle Apartments		4,690,419	(4)	2026	Variable	Yes	4.20%	1.44%	5.64%
Meadow Valley		22,039,174	(4)	2026	Variable	Yes	4.20%	1.44%	5.64%
40rty on Colony		4,445,678	(4)	2026	Variable	Yes	4.20%	1.44%	5.64%
Sandy Creek Apartments GIL		9,628,693	(4)	2026	Variable	Yes	4.20%	1.44%	5.64%
Residency at the Mayer MRBs		33,803,106	(4)	2026	Variable	Yes	4.20%	1.19%	5.39%
The Safford		15,286,911	(4)	2026	Variable	Yes	4.20%	1.44%	5.64%
Avistar at Wood Hollow - Series A		32,463,660	(4)	2027	Variable	Yes	4.20%	1.44%	5.64%
Live 929		53,092,000	(4)	2027	Variable	Yes	4.20%	1.18%	5.38%
Jackson Manor Apartments		4,100,000	(4)	2027	Variable	Yes	4.20%	1.29%	5.49%
Woodington Gardens - Series A-1		24,824,240	(4)	2027	Variable	Yes	4.20%	1.44%	5.64%
Aventine Apartments		7,551,963	(4)	2027	Variable	Yes	4.20%	1.44%	5.64%
Montecito at Williams Ranch - Series A		6,783,767	(4)	2027	Variable	Yes	4.20%	1.18%	5.38%
Vineyard Gardens - Series A		3,594,028	(4)	2027	Variable	Yes	4.20%	1.18%	5.38%
Avistar at Copperfield - Series A		11,304,585	(4)	2027	Variable	Yes	4.20%	1.68%	5.88%
Avistar at Wilcrest - Series A		4,280,584	(4)	2027	Variable	Yes	4.20%	1.68%	5.88%
Trust 2024-XF3219	(5)	31,294,815	(4)	2027	Variable	No	5.59%	1.79%	7.38%
Barclays Capital Inc.:
Trust 2021-XF2953	(6)	54,628,333	-	2025	Variable	No	5.47%	1.27%	6.74%
Poppy Grove I GIL		22,274,279	-	2025	Variable	Yes	5.10%	1.25%	6.35%
Poppy Grove II GIL		10,030,279	-	2025	Variable	Yes	5.10%	1.25%	6.35%
Poppy Grove III GIL		16,437,279	-	2025	Variable	Yes	5.10%	1.25%	6.35%
Village Point		18,389,543	-	2025	Variable	Yes	5.10%	1.61%	6.71%
Subtotal/Weighed Average Period End Rate		676,441,644							5.87%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,689,225	-	2025	Fixed	Yes	N/A	N/A	6.33%

Total Debt Financings		$1,052,526,098
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
(4)
The Partnership has restricted cash totaling approximately $16.8 million related to its total net position with Mizuho.

(5)
The TOB trust is securitized by seven MRBs, nine taxable MRBs, and one property loan.
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
(4)
The Partnership has restricted cash totaling approximately $9.6 million related to its total net position with Mizuho.
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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests must maintain a certain value in relation to the total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of June 30, 2024.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. The Partnership had posted approximately $16.8 million and $9.6 million of cash collateral with Mizuho as of June 30, 2024 and December 31, 2023, respectively. There was no required cash collateral posted with Barclays as of June 30, 2024 or December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Partnership posted restricted cash as contractually required under the terms of the three TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 15).

The Term TOB trust financing with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of June 30, 2024.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Six Months of 2024

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the six months ended June 30, 2024:

TOB Trust Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Southpark MRB	$9,840,000	June 2024	Variable	Yes	1.44%
Trust 2024-XF3219	21,795,000	February 2027	Variable	No	1.79%
Woodington Gardens - Series A-1	24,920,000	April 2027	Variable	Yes	1.44%
Aventine Apartments	7,600,000	June 2027	Variable	Yes	1.44%
Total TOB Trust Financings	$64,155,000

In March 2024, the Partnership deposited the Residency at the Mayer - Series M MRB into the existing TOB Trust 2022-XF3059 and received additional debt financing proceeds of approximately $9.5 million.

In April 2024, the Partnership deposited the Woodington Gardens - Series A-2 taxable MRB into the existing TOB Trust 2024-XF3219 and received additional debt financing proceeds of approximately $2.1 million.

In June 2024, the Partnership deposited the Residency at Empire - Series BB-4 MRB into the existing TOB Trust 2023-XF3077 and received additional debt financing proceeds of approximately $3.2 million.

In June 2024, the Partnership deposited the Residency at the Entrepreneur - Series J-4 MRB into the existing TOB Trust 2024-XF3219 and received additional debt financing proceeds of approximately $3.1 million.

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the redemption of underlying assets during the six months ended June 30, 2024:

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
			$98,282,000

Refinancing Activity:

In April 2024, the maturity date of the Partnership’s Term TOB financing associated with the Village at Avalon MRB was extended to May 2025 and the interest rate increased to 6.33%.

In June 2024, the Partnership executed an extension of the maturity dates of the Montecito at Williams Ranch - Series A, Vineyard Gardens - Series A, Avistar at Copperfield - Series A, Avistar at Wilcrest - Series A, and Jackson Manor Apartments TOB trust financings to July 2027. There were no additional changes to terms or fees associated with the extensions.

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to April 2025. There were no additional changes to terms or fees associated with the extensions.

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

Redemptions:

The following is a summary of the debt trust financing repaid in connection with the redemption of the underlying asset during the six months ended June 30, 2023:

Debt Financing	Debt Facility	Month	Paydown Applied
Greens of Pine Glen	M31 TEBS	February 2023	$7,579,000
Oasis at Twin Lakes GIL	TOB Trust	June 2023	30,600,000
Trust 2021-XF2926 - Oasis at Twin Lakes property loan	TOB Trust	June 2023	21,600,000
			$59,779,000

Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2024 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2024	$125,160,933
2025	318,247,785
2026	180,576,526
2027	169,928,219
2028	4,518,577
Thereafter	257,086,608
Total	1,055,518,648
Unamortized deferred financing costs and debt premium	(2,992,550)
Total debt financing, net	$1,052,526,098

14. Mortgages Payable

The following is a summary of the Partnership's mortgage payable, net of deferred financing costs, as of June 30, 2024 and December 31, 2023:

Property Mortgage Payables	Outstanding Mortgage Payable as of June 30, 2024, net	Outstanding Mortgage Payable as of December 31, 2023, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$1,690,000	$1,690,000	2020	November 2024	Variable	9.25%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 3).

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the unrealized and realized gains and losses of the Partnership's derivative instruments for the three and six months ended June 30, 2024 and 2023:

	For the Three Months ended June 30, 2024			For the Six Months ended June 30, 2024
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(1,674,351)	$(210,618)	$(1,884,969)	$(3,337,800)	$(4,815,063)	$(8,152,863)
Interest rate cap	-	35	35	-	265	265
Total	$(1,674,351)	$(210,583)	$(1,884,934)	$(3,337,800)	$(4,814,798)	$(8,152,598)

	For the Three Months ended June 30, 2023			For the Six Months ended June 30, 2023
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(1,273,493)	$(6,028,500)	$(7,301,993)	$(2,102,973)	$(2,598,498)	$(4,701,471)
Interest rate cap	-	8,235	8,235	-	14,200	14,200
Total return swaps	(1,319,989)	-	(1,319,989)	(2,643,340)	-	(2,643,340)
Total	$(2,593,482)	$(6,020,265)	$(8,613,747)	$(4,746,313)	$(2,584,298)	$(7,330,611)

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

The following tables summarize the Partnership’s derivative instruments as of June 30, 2024 and December 31, 2023:

		Fair Value as of June 30, 2024
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	365,678,394	$9,679,247	$(418,075)	3.11
Cap
4.5% SIFMA Rate Cap	72,578,127	-	-	0.17
	438,256,521	$9,679,247	$(418,075)

		Fair Value as of December 31, 2023
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	333,250,226	$5,254,398	$(705,694)	3.48
Cap
4.5% SIFMA Rate Cap	73,393,729	265	-	0.67
	406,643,955	$5,254,663	$(705,694)

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of June 30, 2024:

Year	Average Notional	Weighted Average Fixed Rate Paid
Remainder of 2024	$391,117,465	3.52%
2025	322,456,631	3.39%
2026	272,318,799	3.36%
2027	186,920,466	3.44%
2028	150,622,132	3.54%
2029	114,067,299	3.45%
2030	14,317,800	3.74%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of June 30, 2024 and December 31, 2023:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of June 30, 2024	Fair Value as of December 31, 2023
Anaheim & Walnut	September 2021	3,900,000	4.85%	Q3 2024	46,238	197,788

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. See Note 10 for additional information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of June 30, 2024:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of June 30, 2024
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$14,470,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	12,600,000
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (3)	SOFR + 3.60%	5,000,000	4,000,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (4)	47,000,000	41,500,000
The Safford	October 2023	October 2026 (3)	7.59%	43,000,000	23,737,106
Subtotal				155,420,000	96,307,106

Taxable Mortgage Revenue Bonds
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	$8,000,000	$7,000,000
Residency at Empire - Series BB-T	December 2022	December 2025 (3)	7.45%	9,404,500	8,404,500
Village at Hanford Square - Series H-T	May 2023	May 2030	7.25%	10,400,000	6,900,000
40rty on Colony - Series P-T	June 2023	June 2030	7.45%	5,950,000	4,950,000
Subtotal				33,754,500	27,254,500

Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	35,688,328	7,842,328
Poppy Grove II	September 2022	April 2025 (3)	6.78%	22,250,000	9,708,700
Poppy Grove III	September 2022	April 2025 (3)	6.78%	39,119,507	18,569,507
Subtotal				97,057,835	36,120,535

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	$21,157,672	$20,157,672
Poppy Grove II	September 2022	April 2025 (3)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (3)	6.78%	24,480,493	23,480,493
Subtotal				56,579,465	53,579,465

Property Loans
Sandy Creek Apartments	August 2023	September 2026 (3)	8.63% (5)	$7,830,000	$1,042,008
Subtotal				7,830,000	1,042,008

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Freestone Greeley (7)	October 2022	N/A	N/A	16,035,710	10,562,345
Freestone Greenville	December 2023	N/A	N/A	20,049,570	12,639,538
Freestone Ladera (7)	December 2023	N/A	N/A	17,097,624	13,449,494
Subtotal				63,097,433	45,595,291

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (8)	4.85%	$3,900,000	$3,900,000
Subtotal				3,900,000	3,900,000

Total Commitments				$417,639,233	$263,798,905
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
(7)
A development site has been identified for this property but construction had not commenced as of June 30, 2024.
(8)
This is the estimated closing date of the associated bond purchase commitment.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of June 30, 2024:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of June 30, 2024
Ohio Properties	2026	$1,960,152
Greens of Pine Glen, LP	2027	1,470,582

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan was paid off in June 2024, and the Partnership does not have exposure as of June 30, 2024. The mortgage support is in the form of a forward loan purchase agreement upon maturity of the mortgage. The reported value of the credit guaranties was approximately $324,000 and $343,000 as of June 30, 2024 and December 31, 2023, respectively, and are included within other liabilities in the Partnership's condensed consolidated balance sheets. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of June 30, 2024 was approximately $21.6 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements are $127.2 million as of June 30, 2024. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.
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

In April 2024, the Partnership redeemed $10.0 million of Series A Preferred Units pursuant to a notice of redemption previously submitted by a Series A Preferred Unitholder.

In January 2024, the Partnership issued $17.5 million Series B Preferred Units in exchange for previously issued Series A Preferred Units. In addition, in February 2024, the Partnership issued $5.0 million of Series B Preferred Units to a new investor.

The following table summarizes the Partnership’s outstanding Preferred Units as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	10.00	January 2030
February 2024	500,000	5,000,000	5.75%	$10.00	February 2030
Total Series B Preferred Units	2,250,000	22,500,000

Redeemable Preferred Units outstanding as of June 30, 2024	7,750,000	$77,500,000

	December 31, 2023
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00
March 2017	1,000,000	10,000,000	3.00%	10.00
October 2017	750,000	7,500,000	3.00%	10.00
Total Series A Preferred Units	2,750,000	27,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Redeemable Preferred Units outstanding as of December 31, 2023	8,250,000	$82,500,000

18. Restricted Unit Awards

The Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of June 30, 2024, there were approximately 292,000 restricted units and other awards available for future issuance under the Plan. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $559,000 and $587,000 for the three months ended June 30, 2024 and 2023, respectively. The compensation expense for RUAs totaled approximately $891,000 and $937,000 for the six months ended June 30, 2024 and 2023, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the six months ended June 30, 2024 and for the year ended December 31, 2023:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2023	87,334	$19.33
Granted	105,274	17.65
Vested	(97,008)	18.64
Unvested as of December 31, 2023	95,600	18.18
Granted	109,581	16.62
Unvested as of June 30, 2024	205,181	$17.35

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $1.9 million as of June 30, 2024. The remaining compensation expense is expected to be recognized over a weighted average period of 1.1 years. The total intrinsic value of unvested RUAs was approximately $3.0 million as of June 30, 2024.

19. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to the General Partner, the general partner of the General Partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership's condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Partnership administrative fees paid to the General Partner (1)	$1,515,000	$1,628,000	$3,001,000	$3,206,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	23,000	123,000	43,000	138,000
Referral fees paid to an affiliate (3)	-	29,750	-	106,000

(1)
The General Partner is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its investment assets for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to the General Partner. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.
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

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment/mortgage placement fees earned by the General Partner (1)	1,544,000	785,000	$1,569,000	$3,042,000
(1)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of June 30, 2024, Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase eight of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac. Greystone Servicing Company LLC did not purchase any of the Partnership’s GILs during the six months ended June 30, 2024. In June 2023, Greystone Servicing Company LLC purchased the Oasis at Twin Lakes GIL for approximately $34.1 million, consisting of principal and accrued interest.

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

The Partnership reported receivables due from unconsolidated entities of approximately $178,000 and $169,000 as of June 30, 2024 and December 31, 2023, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $578,000 and $588,000 as of June 30, 2024 and December 31, 2023, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2024 and December 31, 2023, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2024 and December 31, 2023 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Mortgage revenue bonds (2)	2.9% - 8.4%	2.3% - 7.7%	5.5%	4.8%
Taxable mortgage revenue bonds	7.1% - 11.9%	6.5% - 11.9%	8.9%	8.8%
Bond purchase commitments	4.7%	4.1%	4.7%	4.1%
(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.
(2)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB as the bankruptcy process is nearly complete. The valuation as of June 30, 2024 is based on expected additional liquidation proceeds of approximately $365,000 at final liquidation.

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

Assets measured at fair value on a recurring basis as of June 30, 2024 are summarized as follows:

	Fair Value Measurements as of June 30, 2024
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$990,067,074	$-	$-	$990,067,074
Mortgage revenue bonds	11,984,951	-	-	11,984,951
Bond purchase commitments (reported within other assets)	46,238	-	-	46,238
Taxable mortgage revenue bonds (reported within other assets)	15,926,321	-	-	15,926,321
Derivative instruments (reported within other assets)	9,679,247	-	9,679,247	-
Derivative swap liability (reported within other liabilities)	(418,075)	-	(418,075)	-
Total Assets and Liabilities at Fair Value, net	$1,027,285,756	$-	$9,261,172	$1,018,024,584

The following table summarizes the activity related to Level 3 assets for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance April 1, 2024	$942,745,597	$134,829	$10,980,756	$34	$953,861,216
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	56,457	-	(2,894)	(34)	53,529
Included in earnings (provision for credit loss)	169,308	-	-	-	169,308
Included in earnings (gain on sale of mortgage revenue bond)	1,012,581	-	-	-	1,012,581
Included in other comprehensive income	(10,482,567)	(88,591)	(125,411)	-	(10,696,569)
Purchases and advances	78,375,062	-	5,077,000	-	83,452,062
Sales	(8,221,234)	-	-	-	(8,221,234)
Settlements and redemptions	(1,603,179)	-	(3,130)	-	(1,606,309)
Ending Balance June 30, 2024	$1,002,052,025	$46,238	$15,926,321	$-	$1,018,024,584
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2024	$186,653	$-	$-	$(34)	$186,619
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months ended June 30, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2024	$930,675,295	$197,788	$21,460,288	$265	$952,333,636
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	127,840	-	(8,944)	(265)	118,631
Included in earnings (provision for credit loss)	169,308	-	-	-	169,308
Included in earnings (gain on sale of mortgage revenue bond)	1,012,581	-	-	-	1,012,581
Included in other comprehensive income	(22,520,881)	(151,550)	(95,834)	-	(22,768,265)
Purchases and advances	104,672,860	-	6,077,000	-	110,749,860
Sales	(8,221,234)	-	-	-	(8,221,234)
Settlements and redemptions	(3,863,744)	-	(11,506,189)	-	(15,369,933)
Ending Balance June 30, 2024	$1,002,052,025	$46,238	$15,926,321	$-	$1,018,024,584
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2024	$203,808	$-	$-	$(265)	$203,543
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

The following tables summarize the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2023:

	For the Three Months ended June 30, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance April 1, 2023	$867,383,622	$211,476	$18,146,540	$285,145	$886,026,783
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	77,836	-	(6,049)	1,311,754	1,383,541
Included in other comprehensive income	(11,144,483)	(73,376)	(355,087)	-	(11,572,946)
Purchases and advances	51,164,875	-	4,514,875	-	55,679,750
Settlements and redemptions	(1,517,871)	-	(2,861)	(1,295,275)	(2,816,007)
Ending Balance June 30, 2023	$905,963,979	$138,100	$22,297,418	$301,624	$928,701,121
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2023	$17,345	$-	$-	$(8,235)	$9,110
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Six Months Ended June 30, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2023	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	155,329	-	(12,099)	2,629,139	2,772,369
Included in other comprehensive income	9,434,568	39,171	(536,596)	-	8,937,143
Purchases and advances	111,787,688	-	6,319,875	-	118,107,563
Settlements and redemptions	(14,821,610)	-	(5,658)	(2,658,755)	(17,486,023)
Ending Balance June 30, 2023	$905,963,979	$138,100	$22,297,418	$301,624	$928,701,121
Total amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on June 30, 2023	$34,312	$-	$-	$(14,259)	$20,053
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Total gains and losses included in earnings for the derivative instruments are reported within “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $215.8 million and $2.0 million as of June 30, 2024, respectively. The estimated fair value of the GILs and taxable GILs was $225.7 million and $12.1 million as of December 31, 2023, respectively. The fair value of the construction financing property loans approximated amortized cost as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,052,526,098	$1,049,918,127	$1,015,030,066	$1,019,218,351
Secured lines of credit	41,250,000	41,250,000	33,400,000	33,400,000
Mortgages payable	1,690,000	1,690,000	1,690,000	1,690,000

21. Income Taxes

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Current income tax expense (benefit)	$(10)	$(76)	$(4,206)	$8,264
Deferred income tax expense (benefit)	(776)	(1,073)	2,222	(2,055)
Total income tax expense (benefit)	$(786)	$(1,149)	$(1,984)	$6,209

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of June 30, 2024 and December 31, 2023.

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

23. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three and six months ended June 30, 2024 and 2023.

24. Segments

As of June 30, 2024, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs, and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership's condensed consolidated balance sheets. As of June 30, 2024, the Partnership reported 87 MRBs and nine GILs in this segment. As of June 30, 2024, the multifamily residential properties securing the MRBs and GILs contain a total of 11,622 and 1,539 multifamily rental units, respectively. In addition, one MRB (Provision Center 2014-1) was collateralized by commercial real estate prior to a sale of the underlying real estate in July 2022 (Note 4). All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of June 30, 2024, the two properties securing the MRBs contain a total of 294 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of student housing residential properties that were previously owned by the Partnership. As of June 30, 2024 and December 31, 2023, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues
Affordable Multifamily MRB Investments	$19,993,802	$22,952,542	$39,992,779	$44,390,475
Seniors and Skilled Nursing MRB Investments	820,347	336,487	1,567,855	433,042
Market-Rate Joint Venture Investments	1,155,022	3,906,556	2,779,191	6,084,418
MF Properties	-	1,108,356	-	2,333,976
Total revenues	$21,969,171	$28,303,941	$44,339,825	$53,241,911

Interest expense
Affordable Multifamily MRB Investments	$13,853,241	$17,216,048	$26,622,380	$33,642,603
Seniors and Skilled Nursing MRB Investments	567,096	87,591	1,064,266	87,591
Market-Rate Joint Venture Investments	477,928	298,591	1,015,554	560,398
MF Properties	-	-	-	-
Total interest expense	$14,898,265	$17,602,230	$28,702,200	$34,290,592

Net result from derivative transactions
Affordable Multifamily MRB Investments	$(1,615,398)	$(8,371,772)	$(7,050,960)	$(7,088,636)
Seniors and Skilled Nursing MRB Investments	(269,536)	(241,975)	(1,101,638)	(241,975)
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	-	-	-	-
Total net result from derivative transactions	$(1,884,934)	$(8,613,747)	$(8,152,598)	$(7,330,611)

Depreciation expense
Affordable Multifamily MRB Investments	$5,966	$5,967	$11,933	$11,913
Seniors and Skilled Nursing MRB Investments	-	-	-	-
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	-	399,441	-	798,476
Total depreciation expense	$5,966	$405,408	$11,933	$810,389

Net income
Affordable Multifamily MRB Investments	$4,137,240	$9,780,399	$12,673,483	$8,978,826
Seniors and Skilled Nursing MRB Investments	307,787	479,871	1,390,227	576,426
Market-Rate Joint Venture Investments	669,370	10,931,529	1,699,068	28,210,796
MF Properties	63,739	95,373	63,739	312,346
Net income	$5,178,136	$21,287,172	$15,826,517	$38,078,394

The following table details total assets for the Partnership’s reportable segments as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Total assets
Affordable Multifamily MRB Investments	$1,402,754,579	$1,413,596,701
Seniors and Skilled Nursing MRB Investments	58,420,535	43,532,926
Market-Rate Joint Venture Investments	162,038,096	140,791,041
MF Properties	7,991,397	7,034,690
Consolidation/eliminations	(102,562,887)	(91,554,656)
Total assets	$1,528,641,720	$1,513,400,702

25. Subsequent Events

In July 2024, the Partnership entered into an additional interest rate swap agreement to mitigate interest rate risk associated with its variable rate TOB trust financings. The following table summarizes the terms of the interest rate swap agreement:

Trade Date	Notional Amount	Effective Date	Termination Date	Fixed Rate Paid	Variable Rate Index Received	Variable Debt Financing Hedged	Counterparty
July 2024	$5,075,000	8/1/2024	7/1/2034	3.905%	Compounded SOFR	TOB Trusts	Mizuho

In July 2024, the Southpark MRB with outstanding principal of $12.3 million was redeemed in full and principal proceeds of $9.8 million were used to repay the Southpark MRB TOB trust financing facility in full.

In July 2024, the Partnership entered into a new TOB trust financing arrangement with Mizuho. The following table summarizes the initial terms of the TOB trust financing:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Remarketing Senior Securities Rate	Facility Fees	Interest Rate
The Centurion Foundation loan	$5,075,000	July 2027	Variable	No	5.59%	1.79%	7.38%

In July 2024, the borrower of the Legacy Commons at Signal Hills GIL extended the maturity date from August 1, 2024 to February 1, 2025. Freddie Mac extended its forward purchase commitment maturity to February 1, 2025 as well. The Partnership received a fee of approximately $87,000 associated with the extension. There were no additional changes to terms associated with the extensions.

In July 2024, the borrower of the Osprey Village GIL extended the maturity date from August 1, 2024 to February 1, 2025. Freddie Mac extended its forward purchase commitment maturity to February 1, 2025 as well. The Partnership received a fee of approximately $150,000 associated with the extension. There were no additional changes to terms associated with the extensions.

In July 2024, the M31 TEBS financing expiration of the current liquidity commitment rate from Freddie Mac was extended to December 2024. On that date, Freddie Mac will either extend the liquidity commitment at the current rate, reset the liquidity commitment fee rate, or require the conversion of the M31 TEBS senior certificates to a fixed rate mode at a rate dependent on market conditions on that date. Freddie Mac cannot require redemption of the outstanding Class A Certificates on that date. The Partnership also has the right to terminate the facility and obtain alternative debt financing.

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

Executive Summary

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of mortgage revenue bonds MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, seniors housing and commercial properties. We also invest in governmental issuer loans GILs, which are similar to MRBs, to provide construction financing for affordable multifamily and seniors housing properties. We expect and believe the interest received on these MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities and investments that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by us and may or may not be secured by real estate.

We also make JV Equity Investments for the construction, stabilization, and ultimate sale of market-rate multifamily and seniors housing properties. We are entitled to distributions if, and when, cash is available for distribution either through operations, a refinance or sale of the property. In addition, the Partnership may acquire and hold interests in multifamily, student or senior citizen residential MF Properties.

As of June 30, 2024, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	Percentage of Total	2023	Percentage of Total	2024	Percentage of Total	2023	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$19,994	91.0%	$22,953	81.1%	$39,993	90.2%	$44,390	83.4%
Seniors and Skilled Nursing MRB Investments	820	3.7%	336	1.2%	1,568	3.5%	433	0.8%
Market-Rate Joint Venture Investments	1,155	5.3%	3,907	13.8%	2,779	6.3%	6,084	11.4%
MF Properties	-	0.0%	1,108	3.9%	-	0.0%	2,334	4.4%
Total revenues	$21,969		$28,304		$44,340		$53,241

Net income
Affordable Multifamily MRB Investments	$4,137	79.9%	$9,780	45.9%	$12,673	80.1%	$8,979	23.6%
Seniors and Skilled Nursing MRB Investments	308	5.9%	480	2.3%	1,390	8.8%	576	1.5%
Market-Rate Joint Venture Investments	669	13.0%	10,932	51.4%	1,699	10.7%	28,211	74.1%
MF Properties	64	1.2%	95	0.4%	64	0.4%	312	0.8%
Net income	$5,178		$21,287		$15,826		$38,078

Our reported net income includes unrealized (gains) losses from derivatives, which are a result of changes in current and forward interest rates. Valuation changes can be significant in periods of high interest rate volatility, especially for our interest rate swap agreements. Such (gains) losses are reported within “Net result from derivative transactions” on our condensed consolidated statements of operations. The unrealized (gains) losses are non-cash (gains) losses and can cause variability in reported net income from period-to-period. The following table summarizes unrealized (gains) losses from derivative transactions by segment for the three and six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized (gains) losses from derivatives
Affordable Multifamily MRB Investments	$(90)	$(5,795)	$(3,994)	$(2,359)
Seniors and Skilled Nursing MRB Investments	(121)	(225)	(821)	(225)
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	-	-	-	-
Total unrealized (gains) losses from derivatives	$(211)	$(6,020)	$(4,815)	$(2,584)

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three and six months ended June 30, 2024 and 2023:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended June 30, 2024
Mortgage revenue bond acquisitions and advances	8	$78,375	N/A	N/A	4
Mortgage revenue bond redemption	1	8,221	N/A	N/A	4
Governmental issuer loan advances	3	9,000	N/A	N/A	5
Property loan acquisition and advance	2	9,321	N/A	N/A	6
Property loan redemptions	2	454	N/A	N/A	6
Investments in unconsolidated entities	5	11,669	N/A	N/A	7
Taxable mortgage revenue bond acquisition and advance	2	5,077	N/A	N/A	9

For the Three Months Ended March 31, 2024
Mortgage revenue bond acquisition and advances	5	$26,298	N/A	N/A	4
Governmental issuer loan advances	3	6,000	N/A	N/A	5
Governmental issuer loan redemption	1	23,390	$18,712	N/A	5
Property loan advances	2	3,073	N/A	N/A	6
Property loan redemptions and paydown	6	72,323	60,575	N/A	6
Investments in unconsolidated entities	7	6,960	N/A	N/A	7
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	9
Taxable mortgage revenue bond paydown	1	11,500	9,480	N/A	9
Taxable governmental issuer loan redemption	1	10,573	9,515	N/A	9

For the Three Months Ended June 30, 2023
Mortgage revenue bond acquisitions and advance	6	$51,150	N/A	N/A	4
Governmental issuer loan advances	4	20,402	N/A	N/A	5
Governmental issuer loan redemption	1	34,000	$30,600	N/A	5
Property loan advances	3	9,608	N/A	N/A	6
Property loan redemption and paydowns	3	29,990	26,005	N/A	6
Investments in unconsolidated entities	2	3,744	N/A	N/A	7
Return of investment in unconsolidated entities upon sale	1	9,025	N/A	$813	7
Taxable mortgage revenue bond acquisitions and advance	3	4,500	N/A	N/A	9
Taxable governmental issuer loan advance	1	2,573	N/A	N/A	9

For the Three Months Ended March 31, 2023
Mortgage revenue bond advances	6	$60,547	N/A	N/A	4
Mortgage revenue bond redemptions	3	11,856	$7,579	$(1,428)	4
Governmental issuer loan advances	4	17,377	N/A	N/A	5
Property loan advances	4	7,581	N/A	N/A	6
Property loan redemption and paydowns	3	18,316	15,700	N/A	6
Investments in unconsolidated entities	2	5,698	N/A	N/A	7
Return of investment in unconsolidated entities upon sale	2	12,283	N/A	3,843	7
Taxable mortgage revenue bond advances	2	1,805	N/A	N/A	9
Taxable governmental issuer loan advance	1	3,000	N/A	N/A	9
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three and six months ended June 30, 2024 and 2023, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended June 30, 2024
Net borrowing on Acquisition LOC	6	$14,750	Yes	12
Net borrowing on General LOC	1	10,000	Yes	12
Proceeds from TOB trust financings	10	75,360	Yes	13
Interest rate swap executed	2	-	N/A	15
Redemption of Series A Preferred Units	1	10,000	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	439	N/A	N/A

For the Three Months Ended March 31, 2024
Net paydown on Acquisition LOC	2	$16,900	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	63,250	Yes	13
Interest rate swap executed	1	-	N/A	15
Issuance of Series B Preferred Units	1	5,000	N/A	17
Exchange of Series A Preferred Units for Series B Preferred Units	1	17,500	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	1,055	N/A	N/A

For the Three Months Ended June 30, 2023
Net borrowing on Acquisition LOC	5	6,000	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	68,391	Yes	13
Interest rate swaps executed	3	-	N/A	15
Issuance of Series A-1 Preferred Units	1	10,000	N/A	17

For the Three Months Ended March 31, 2023
Net repayment on Acquisition LOC	6	$49,000	Yes	12
Proceeds from TOB trust financings	11	110,061	Yes	13
Interest rate swaps executed	3	-	N/A	15
Issuance of Series A-1 Preferred Units	1	8,000	N/A	17
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	7,000	N/A	17

Corporate Responsibility

We are committed to corporate responsibility and the importance of developing environmental, social, and governance policies and practices consistent with that commitment. We believe the implementation and maintenance of such policies and practices benefit the employees that serve the Partnership, support long-term performance for our Unitholders, and have a positive impact on society and the environment.

Environmental Responsibility

Achieving positive environmental and sustainability impacts in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific QAP as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as the use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. The following table summarizes total funding commitments related to properties that were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs:

Asset Type	For the Period from January 1, 2022, through June 30, 2024
MRBs and taxable MRBs	$211,454,500
GILs, taxable GILs and property loans	212,205,554
Total	$423,660,054

In 2021, we acquired an MRB investment secured by Meadow Valley, a to-be-constructed 174-bed seniors housing facility in Traverse City, MI. Part of the construction financing is provided through a C-PACE program, which is a state policy-enabled financing mechanism that allows developers to access the capital needed to make renewable energy accessible and cost-effective. In the case of Meadow Valley, C-PACE financing of $24.8 million will be provided to finance energy conservation features including high efficiency windows, roof, walls, heating, cooling, indoor and outdoor lighting, water heating and low-flow fixtures. The C-PACE financing is repaid through a property tax assessment over the life of the property. Many lenders are averse to financing properties with C-PACE financing as the tax assessment is a senior obligation of the property. We have developed underwriting procedures that allow for the borrower to obtain C-PACE financing and still meet our security and underwriting requirements. We will continue to evaluate investment opportunities related to properties that utilize C-PACE financing for future investment as we want to encourage our borrowers to utilize clean energy design and construction practices.

We are committed to minimizing the overall environmental impact of our corporate operations. The Partnership’s operations are primarily managed by 16 employees of Greystone Manager, so we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

Social Responsibility

Our MRB and GIL investments directly support the construction, rehabilitation, and stabilized operation of decent, safe, and sanitary affordable multifamily housing across the United States. The development of affordable multifamily housing has relatively broad legislative support at the federal and state levels. Each of the properties securing our MRB and GIL investments is required to maintain a minimum percentage of units set-aside for a combination of very low-income (50% or less of AMI) and low-income (80% or less of AMI) tenants in accordance with IRC guidelines, and the owners of the properties often agree to exceed the minimum IRC requirements. The rent charged to income qualified tenants at MRB or GIL properties is often restricted to a certain percentage of the tenants’ income, making them more affordable. For any new MRB or GIL investments associated with a low-income housing tax credit property, restrictions regarding tenant incomes and rents charged to those low-income households are required. In addition, certain borrowers related to our MRB investments are non-profit entities that provide affordable multifamily housing consistent with their charitable purposes. These properties provide valuable housing and support services to both low-income and market-rate tenants and create housing diversity in the geographic and social communities in which they are located.

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of June 30, 2024:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,830	6,469	9,633	11,047	87%	71	11	$902,553,839	59%
GILs, taxable GILs and related property loans	-	1,539	1,539	1,539	100%	8	5	232,463,838	15%
Total	1,830	8,008	11,172	12,586	89%	79		$1,135,017,677	74%
Certain investments may be eligible for regulatory credit under the Community Reinvestment Act of 1977 to help meet the credit needs of the communities in which they exist, including low- and moderate-income neighborhoods. See "Community Investments" in this Item 2 below for further information regarding assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA.

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

Greystone and the Partnership are committed to diversity, equity, and inclusion. Specific Greystone DEI initiatives include formal diversity training and employee resources groups to support a diverse workforce as well as a formal DEI committee and DEI Leadership Council to lead and advise all DEI related work, events, and learning. Of the 16 employees of Greystone Manager responsible for the Partnership’s operations, three are women and one employee identifies as ethnically diverse.

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

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$19,994	$22,953	$(2,959)	-12.9%	$39,993	$44,390	$(4,397)	-9.9%
Interest expense	13,853	17,216	(3,363)	-19.5%	26,622	33,643	(7,021)	-20.9%
Net result from derivative transactions	(1,615)	(8,372)	6,757	-80.7%	(7,051)	(7,089)	38	-0.5%
Provision for credit losses	(195)	(774)	579	-74.8%	(1,001)	(1,319)	318	-24.1%
Gain on sale of mortgage revenue bond	1,013	-	1,013	N/A	1,013	-	1,013	N/A
Segment net income	4,137	9,780	(5,643)	-57.7%	12,673	8,979	3,694	41.1%

Comparison of the Three Months Ended June 30, 2024 and 2023

Total revenues decreased for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $2.8 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.0 million in interest income from recent GIL investments and higher average interest rates;
•
A decrease of approximately $2.6 million in other interest income due to principal repayments and redemptions of property loan, taxable MRB and taxable GIL investments during 2023 and 2024; and
•
An increase of approximately $1.8 million in interest income from recent MRB advances, offset by a decrease of approximately $397,000 in interest income due to MRB redemptions and principal repayments.

Interest expense decreased for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $4.2 million due to a decrease in the average outstanding principal of our debt financing instruments of approximately $166.9 million;
•
An increase of approximately $761,000 due to higher average interest rates on debt financing, net of cash receipts received on interest rate derivatives; and
•
An increase of approximately $89,000 in amortization of deferred financing costs.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(1,525)	$(2,577)
Unrealized (gains) losses on derivatives, net	(90)	(5,795)
Net result from derivative transactions	$(1,615)	$(8,372)

The provision for credit losses for the three months ended June 30, 2024 was primarily related to a recovery of our previously recorded allowance for credit loss for the Provision Center 2014-1 MRB in the amount of approximately $169,000 due to final bankruptcy proceeds received that exceeded prior estimates. The provision for credit losses for the three months ended June 30, 2023 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments. The decreases were primarily due to GIL and property loan redemptions during 2023, decreases in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the model used to estimate the allowance for credit losses.

The gain on sale of mortgage revenue bond for the three months ended June 30, 2024 related to the sale of the Brookstone MRB in May 2024. There was no gain on sale for the three months ended June 30, 2023.

Segment net income decreased for the three months ended June 30, 2024 as compared to the same period in 2023 due to:

•
The changes in line items detailed above; and
•
A decrease in general and administrative expenses primarily due to decreases of approximately $112,000 in administration fees paid to the General Partner due to lower assets under management, approximately $155,000 in legal fees, and approximately $121,000 in employee compensation and benefits.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended June 30, 2024 and 2023. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended June 30,
	2024			2023
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$891,241	$13,592	6.1%	$816,809	$12,184	6.0%
Governmental issuer loans	209,307	4,272	8.2%	320,176	5,988	7.5%
Property loans	54,613	1,007	7.4%	161,798	3,233	8.0%
Other investments	18,944	341	7.2%	32,840	643	7.8%
Total interest-earning assets	$1,174,105	$19,212	6.5%	$1,331,623	$22,048	6.6%
Other income		72			-
Non-investment income		710			905
Total revenues		$19,994			$22,953

Interest-bearing liabilities:
Lines of credit	$9,813	$231	9.4%	$6,675	$105	6.3%
Fixed TEBS financing	238,577	2,388	4.0%	249,217	2,482	4.0%
Fixed TEBS Residual financing	61,273	1,097	7.2%	-	-	N/A
Variable TEBS financing	66,118	827	5.0%	67,496	784	4.6%
Variable Secured Notes (1)	-	-	N/A	102,540	2,324	9.1%
Fixed Term TOB financing	12,704	155	4.9%	12,811	61	1.9%
Variable TOB financing	603,293	8,764	5.8%	719,950	9,840	5.5%
Realized gains on interest rate swaps, net	n/a	(1,525)	N/A	N/A	(1,257)	N/A
Total interest-bearing liabilities	$991,778	$11,937	4.8%	$1,158,689	$14,339	5.0%
Net interest spread (2)		$7,275	2.5%		$7,709	2.3%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		13,462			16,916
Amortization of deferred finance costs		391			300
Total interest expense		$13,853			$17,216
(1)
Interest expense is reported net of realized gains on the Partnership’s total return swap agreements that were related to the Secured Notes.
(2)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized gains (losses) on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the three months ended June 30, 2024 and 2023, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended June 30, 2024 vs. 2023
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$1,408	$1,110	$298
Governmental issuer loans	(1,716)	(2,073)	357
Property loans	(2,226)	(2,142)	(84)
Other investments	(302)	(272)	(30)
Total interest-earning assets	$(2,836)	$(3,377)	$541

Interest-bearing liabilities:
Lines of credit	$126	49	77
Fixed TEBS financing	(94)	(106)	12
Fixed TEBS Residual financing	1,097	1,097	-
Variable TEBS financing	43	(16)	59
Variable Secured Notes (1)	(2,324)	(2,324)	-
Fixed Term TOB financing	94	(1)	95
Variable TOB financing	(1,076)	(1,594)	518
Realized gains on interest rate swaps, net	(268)	N/A	(268)
Total interest-bearing liabilities	$(2,402)	$(2,895)	$493
Net interest spread change	$(434)	$(482)	$48
(1)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements that were related to the Secured Notes.

Comparison of the Six Months Ended June 30, 2024 and 2023

Total revenues decreased for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $5.2 million in interest income due to recent GIL redemptions, offset by an increase of approximately $2.6 million in interest income from recent GIL investments and higher average interest rates;
•
A decrease of approximately $4.4 million in other interest income due to principal repayments and redemptions of property loan, taxable MRB and taxable GIL investments, offset by an increase of approximately $491,000 due to recent property loan and taxable MRB advances and higher average interest rates; and
•
An increase of approximately $3.0 million in interest income from recent MRB advances, offset by a decrease of approximately $750,000 in interest income due to MRB redemptions and principal repayments.

Interest expense decreased for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $8.2 million due to a decrease in the average outstanding principal of our debt financing instruments of approximately $166.8 million;
•
An increase of approximately $1.7 million due to higher average interest rates on debt financing, net of cash receipts received on interest rate derivatives; and
•
A decrease of approximately $498,000 in amortization of deferred financing costs.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. We reported unrealized gains for the six months ended June 30, 2024 due to generally rising interest rates resulting in increases in the value of our fixed rate payor interest rate swaps. The following table summarizes the components of this line item for the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(3,057)	$(4,730)
Unrealized (gains) losses on derivatives, net	(3,994)	(2,359)
Net result from derivative transactions	$(7,051)	$(7,089)

The provision for credit losses for the six months ended June 30, 2024 and 2023 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments. The decreases were primarily due to GIL and property loan redemptions during 2023 and 2024, decreases in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the model used to estimate the allowance for credit losses. The provision for credit losses for the six months ended June 30, 2024 included a recovery of our previously recorded allowance for credit loss for the Provision Center 2014-1 MRB in the amount of approximately $169,000 due to receipt of final bankruptcy proceeds that exceeded prior estimates.

The gain on sale of mortgage revenue bond for the six months ended June 30, 2024 related to the sale of the Brookstone MRB in May 2024. There was no gain on sale for the six months ended June 30, 2023.

Segment net income increased for the six months ended June 30, 2024 as compared to the same period in 2023 due to:

•
The changes in line items detailed above; and
•
A decrease in general and administrative expenses primarily due to decreases of approximately $204,000 in administration fees paid to the General Partner due to lower assets under management, approximately $144,000 in legal fees, and approximately $184,000 in employee compensation and benefits.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the six months ended June 30, 2024 and 2023. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Six Months Ended June 30,
	2024			2023
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$867,692	$26,204	6.0%	$807,333	$24,003	5.9%
Governmental issuer loans	209,327	8,561	8.2%	313,582	11,197	7.1%
Property loans	73,961	2,683	7.3%	166,911	6,384	7.6%
Other investments	23,743	866	7.3%	29,901	1,131	7.6%
Total interest-earning assets	$1,174,723	$38,314	6.5%	$1,317,727	$42,715	6.5%
Other income		166			-
Non-investment income		1,513			1,675
Total revenues		$39,993			$44,390

Interest-bearing liabilities:
Lines of credit	$8,021	$293	7.3%	$14,386	$370	5.1%
Fixed TEBS financing	238,970	4,784	4.0%	249,625	4,971	4.0%
Fixed TEBS Residual financing	61,325	2,196	7.2%	-	-	N/A
Variable TEBS financing	66,286	1,606	4.8%	70,907	1,562	4.4%
Variable Secured Notes (1)	-	-	N/A	102,591	4,551	8.9%
Fixed Term TOB financing	12,717	218	3.4%	12,823	125	1.9%
Variable TOB financing	595,236	16,832	5.7%	698,989	18,229	5.2%
Realized gains on interest rate swaps, net	n/a	(3,057)	N/A	N/A	(2,086)	N/A
Total interest-bearing liabilities	$982,555	$22,872	4.7%	$1,149,321	$27,722	4.8%
Net interest spread (2)		$15,442	2.6%		$14,993	2.3%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		25,929			32,452
Amortization of deferred finance costs		693			1,191
Total interest expense		$26,622			$33,643

(1)
Interest expense is reported net of realized gains on the Partnership’s total return swap agreements that were related to the Secured Notes.
(2)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized gains (losses) on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the six months ended June 30, 2024 and 2023, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Six Months Ended June 30, 2024 vs. 2023
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$2,201	$1,795	$406
Governmental issuer loans	(2,636)	(3,723)	1,087
Property loans	(3,701)	(3,555)	(146)
Other investments	(265)	(233)	(32)
Total interest-earning assets	$(4,401)	$(5,716)	$1,315

Interest-bearing liabilities:
Lines of credit	$(77)	$(164)	$87
Fixed TEBS financing	(187)	(212)	25
Fixed TEBS Residual financing	2,196	2,196	-
Variable TEBS financing	44	(102)	146
Variable Secured Notes (1)	(4,551)	(4,551)	-
Fixed Term TOB trust financing	93	(1)	94
Variable TOB financing	(1,397)	(2,706)	1,309
Realized gains on interest rate swaps, net	(971)	N/A	(971)
Total interest-bearing liabilities	$(4,850)	$(5,540)	$690
Net interest spread change	$449	$(176)	$625
(1)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements that were related to the Secured Notes.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of June 30, 2024.

Our sole student housing property securing an MRB, Live 929 Apartments, was 76% occupied as of June 30, 2024, and is current on MRB debt service. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property is pre-leasing for the Fall 2024 term and was approximately 88% pre-leased as of July 31, 2024, which is ahead of pre-leasing in prior years.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Five of the eight underlying affordable multifamily properties had commenced leasing operations as of June 30, 2024. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor.

We have four MRBs, two taxable MRBs, five GILs and one property loan that have variable interest rates as of June 30, 2024. All such investments finance the construction of affordable multifamily properties. We regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction budget contingency balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. In such instances, the developer has either reallocated other available reserves and contingencies, deferred its developer fees, or made direct cash payments during construction. Borrowers for all such investments are current on debt service as of June 30, 2024. In all instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default. In certain instances, we have advanced supplemental loans to the borrowers secured by the underlying properties if returns meet our requirements and/or if such loans are necessary to meet the 50% tax-exempt financing requirements under the LIHTC regulations. In the fourth quarter of 2023, the Partnership committed to fund additional supplemental loans to the Osprey Village and Willow Place Apartments properties up to $4.6 million and $3.3 million, respectively, to provide additional capitalized interest reserves. In February 2024, all but $1.5 million of such supplemental loans were redeemed at par plus accrued interest. We expect the remaining supplemental loans to be repaid from refinance proceeds at the same time as the existing GIL and property loan investments are redeemed.

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

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties and a property loan associated with a master lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units.

As of June 30, 2024, we owned two MRBs with aggregate outstanding principal of $52.5 million, with an outstanding commitment to provide additional funding of $14.5 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds.

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$820	$336	$484	144.0%	$1,568	$433	$1,135	262.1%
Interest expense	567	88	479	N/A	1,064	88	976	1109.1%
Net result from derivative transactions	(270)	(242)	(28)	N/A	(1,102)	(242)	(860)	355.4%
Provision for credit losses	215	-	215	N/A	215	-	215	N/A
Segment net income	308	480	(172)	-35.8%	1,390	576	814	141.3%

Comparison of the Three Months Ended June 30, 2024 and 2023

Total revenues increased for the three months ended June 30, 2024 as compared to the same period in 2023 due to higher average principal balances.

Total interest expense increased for the three months ended June 30, 2024 as compared to the same period in 2023 by approximately $466,000 due to higher average principal balances and interest rates and approximately $13,000 due to higher deferred financing costs amortization.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. We reported unrealized gains for the three months ended June 30, 2024 due to generally rising interest rates resulting in increases in the value of our fixed rate payor interest rate swaps. The following table summarizes the components of this line item for the three months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(149)	$(17)
Unrealized (gains) losses on derivatives, net	(121)	(225)
Net result from derivative transactions	$(270)	$(242)

The provision for credit losses for the three months ended June 30, 2024 relates to the initial allowance for credit loss for a new property loan investment during 2024. The Partnership did not have any investments in this segment that required a provision for credit loss during the three months ended June 30, 2023.

The change in segment net income for the three months ended June 30, 2024 as compared to the same period in 2023 was the result of the changes in the line items discussed above.

Comparison of the Six Months Ended June 30, 2024 and 2023

Total revenues increased for the six months ended June 30, 2024 as compared to the same period in 2023 due to higher average principal balances.

Total interest expense increased for the six months ended June 30, 2024 as compared to the same period in 2023 by approximately $946,000 due to higher average principal balances and interest rates, and approximately $30,000 due to higher deferred financing costs amortization.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. We reported unrealized gains for the six months ended June 30, 2024 due to generally rising interest rates resulting in increases in the value of our fixed rate payor interest rate swaps. The following table summarizes the components of this line item for the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(281)	$(17)
Unrealized (gains) losses on derivatives, net	(821)	(225)
Net result from derivative transactions	$(1,102)	$(242)

The provision for credit losses for the six months ended June 30, 2024 relates to the initial allowance for credit loss for a new property loan investment during 2024. The Partnership did not have any investments in this segment that required a provision for credit loss during the six months ended June 30, 2023.

The change in segment net income for the six months ended June 30, 2024 as compared to the same period in 2023 was the result of the changes in the line items discussed above.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$1,155	$3,907	$(2,752)	-70.4%	$2,779	$6,084	$(3,305)	-54.3%
Interest expense	478	299	179	59.9%	1,016	560	456	81.4%
Gain on sale of investments in unconsolidated entities	7	7,326	(7,319)	-99.9%	57	22,693	(22,636)	-99.7%
Earnings (losses) on investments in unconsolidated entities	(15)	-	(15)	N/A	(122)	-	(122)	N/A
Segment net income	669	10,932	(10,263)	-93.9%	1,699	28,211	(26,512)	-94.0%

Comparison of the Three Months Ended June 30, 2024 and 2023

The decrease in total revenues for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to the following:

•
A decrease of approximately $2.1 million of investment income related to preferred return recognized upon the sale of Vantage at Conroe in June 2023;

•
A decrease of approximately $1.4 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024; and
•
An increase of approximately $748,000 in investment income related to preferred returns on equity contributions during 2023 and 2024.

Interest expense for the three months ended June 30, 2024 and 2023 is related to our General LOC that is primarily secured by the JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate and higher average outstanding balances.

The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2024 related to final settlement of the Vantage at Westover Hills sale that occurred in May 2022. The gain on sale of JV Equity Investments for the three months ended June 30, 2023 primarily related to the sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) using the equity method of accounting. Such investments typically incur losses during development and lease-up, consistent with development plans.

The change in segment net income for the three months ended June 30, 2024 as compared to the same period in 2023 was the result of changes in the line items discussed above.

Comparison of the Six Months Ended June 30, 2024 and 2023

The decrease in total revenues for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to the following:

•
A decrease of approximately $2.4 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024;
•
A decrease of approximately $2.1 million of investment income related to preferred return recognized upon the sale of Vantage at Conroe in June 2023;
•
A decrease of approximately $244,000 of investment income related to the sales of Vantage at Stone Creek and Vantage at Coventry in January 2023; and
•
An increase of approximately $1.4 million in investment income related to preferred returns on equity contributions during 2023 and 2024.

Interest expense for the six months ended June 30, 2024 and 2023 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate on outstanding balances.

The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2024 related to final settlement of the Vantage at Coventry sale that occurred in January 2023 and the Vantage at Westover Hills sale that occurred in May 2022. The gain on sale of JV Equity Investments for the six months ended June 30, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) using the equity method of accounting. Such investments typically incur losses during development and lease-up, consistent with development plans.

The change in segment net income for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Operational Matters

We have noted no material construction cost overruns for securing materials and labor needed to construct the properties underlying our JV Equity Investments, despite general supply chain constraints noted in recent years. However, Vantage at McKinney Falls did experience cost overruns due to delayed utility connections to the site by the local municipality. The lack of water connections delayed vertical construction and caused the general contractor to incur additional general conditions costs to otherwise ensure progress in construction. To date, we contributed additional equity of $1.0 million to cover cost overages related to these delays.

The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original budgets. We have noted that some properties that are complete or nearing construction completion are incurring interest costs that exceed capitalized interest reserves, and such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments. From January through July 2024, we advanced additional equity totaling $6.6 million across five Vantage JV Equity Investments to cover additional interest costs. We anticipate advancing additional equity to certain JV Equity Investments during the remainder of 2024 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. We plan to contribute such additional funds with cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

As of July 31, 2024, Vantage at Tomball, Vantage at Helotes, and Vantage at Fair Oaks had achieved approximately 90% physical occupancy, while Vantage at Hutto had achieved 87% physical occupancy. The managing member of each property is evaluating options for the sale of each property. Vantage at McKinney Falls has achieved approximately 98% construction completion, began leasing units in March 2024, and was 36% leased as of July 31, 2024. Vantage at Loveland has achieved approximately 95% construction completion, began leasing units in May 2024, and was 23% leased as of July 31, 2024.

MF Properties Segment

As of June 30, 2024, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
MF Properties
Total revenues	$-	$1,108	$(1,108)	-100.0%	$-	$2,334	$(2,334)	-100.0%
Real estate operating expense	-	615	(615)	-100.0%	-	1,217	(1,217)	-100.0%
Depreciation expense	-	399	(399)	-100.0%	-	798	(798)	-100.0%
Gain on sale of real estate assets	64	-	64	N/A	64	-	64	N/A
Segment net income	64	95	(31)	32.6%	64	312	(248)	-79.5%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Segment net income for the three and six months ended June 30, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment classes. The narrative discussion that follows provides a brief operating analysis of each investment class as of and for the six months ended June 30, 2024 and 2023.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of June 30, 2024. Debt service on our MRBs for the non-consolidated stabilized properties was current as of June 30, 2024. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2024	2024	2023	2024	2023
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45	93%	96%	94%	96%
Courtyard	CA	108	100%	100%	96%	99%
Glenview Apartments	CA	88	93%	92%	88%	87%
Harden Ranch	CA	100	97%	100%	97%	98%
Harmony Court Bakersfield	CA	96	95%	99%	95%	93%
Harmony Terrace	CA	136	97%	100%	133%	136%
Las Palmas II	CA	81	100%	100%	98%	98%
Lutheran Gardens	CA	76	95%	97%	88%	94%
Montclair Apartments	CA	80	98%	100%	103%	90%
Montecito at Williams Ranch Apartments	CA	132	97%	98%	112%	103%
Montevista	CA	82	95%	85%	101%	98%
San Vicente	CA	50	100%	96%	97%	88%
Santa Fe Apartments	CA	89	98%	98%	98%	93%
Seasons at Simi Valley	CA	69	99%	99%	122%	121%
Seasons Lakewood	CA	85	100%	100%	111%	107%
Seasons San Juan Capistrano	CA	112	96%	99%	105%	98%
Solano Vista	CA	96	97%	98%	97%	89%
Summerhill	CA	128	99%	96%	98%	93%
Sycamore Walk	CA	112	97%	96%	93%	96%
The Village at Madera	CA	75	99%	100%	104%	107%
Tyler Park Townhomes	CA	88	95%	100%	98%	98%
Vineyard Gardens	CA	62	98%	100%	106%	103%
Westside Village Market	CA	81	100%	98%	98%	97%
Ocotillo Springs	CA	75	97%	99%	99%	104%
Copper Gate Apartments	IN	129	99%	97%	99%	98%
Renaissance	LA	208	86%	96%	83%	91%
Live 929 Apartments	MD	575	76%	91%	73%	88%
Jackson Manor Apartments	MS	60	98%	98%	91%	96%
Silver Moon	NM	151	96%	95%	95%	96%
Village at Avalon	NM	240	100%	99%	98%	97%
Columbia Gardens	SC	188	84%	88%	93%	100%
Companion at Thornhill Apartments	SC	180	100%	100%	84%	81%
The Palms at Premier Park Apartments	SC	240	98%	97%	86%	85%
Village at River's Edge	SC	124	91%	93%	94%	93%
Willow Run	SC	200	88%	88%	96%	103%
Arbors at Hickory Ridge (4)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	93%	94%	89%	89%
Avistar at the Crest	TX	200	95%	99%	89%	91%
Avistar at the Oaks	TX	156	95%	97%	88%	90%
Avistar at the Parkway	TX	236	87%	94%	71%	85%
Avistar at Wilcrest	TX	88	95%	83%	87%	79%
Avistar at Wood Hollow	TX	409	89%	96%	77%	93%
Avistar in 09	TX	133	96%	95%	93%	93%
Avistar on the Boulevard	TX	344	86%	91%	79%	82%
Avistar on the Hills	TX	129	90%	93%	87%	87%
Bruton Apartments	TX	264	88%	72%	62%	49%
Concord at Gulfgate	TX	288	93%	92%	87%	78%
Concord at Little York	TX	276	88%	89%	79%	75%
Concord at Williamcrest	TX	288	91%	93%	86%	86%
Crossing at 1415	TX	112	92%	93%	87%	88%
Decatur Angle	TX	302	78%	84%	62%	71%
Esperanza at Palo Alto	TX	322	89%	89%	73%	72%
Heights at 515	TX	96	95%	92%	86%	88%
Heritage Square	TX	204	96%	96%	86%	87%
Oaks at Georgetown	TX	192	89%	97%	84%	91%
Runnymede	TX	252	100%	99%	89%	92%
Southpark	TX	192	94%	96%	79%	89%
15 West Apartments	WA	120	99%	99%	97%	98%
		9,584	91.9%	93.9%	86.6%	88.9%
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

Physical occupancy as of June 30, 2024 decreased from the same period in 2023 due primarily to occupancy declines at Live 929 Apartments, various Avistar properties, Renaissance, and Oaks at Georgetown. Live 929 Apartments occupancy is lower than in recent years due to on-site management issues during the Fall 2023 lease-up process. Personnel changes have been made and the property management team is focused on leasing to tenants at the nearby Johns Hopkins University medical campus. As of July 31, 2024, Live 929 Apartments is 88% pre-leased for the Fall 2024 term, which is ahead of pre-leasing in prior years. The physical occupancy at various Avistar properties and Renaissance has declined due to operational issues. The property owners have made certain personnel changes and has indicated that leasing is improving in 2024. The physical occupancy at Oaks at Georgetown has declined due to economic factors in its submarket and property management is working to address the declines. We will continue to monitor and discuss property operations with the individual borrowers for Live 929 Apartments, the Avistar properties, Renaissance, and Oaks at Georgetown to ensure noted performance issues are addressed.

Economic occupancy for the six months ended June 30, 2024 decreased from the same period in 2023 due to a decrease in rental revenue as a result of the declines in physical occupancy noted above.

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2023. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 5.4% during the six months ended June 30, 2024 as compared to the same period in 2023, which is significantly higher than average historical annual rent increases. In addition, we observed an increase in same-property net rental revenue of 2.6% during the six months ended June 30, 2024 as compared to the same period in 2023. As restricted rents adjust over time on a lag, increasing maximum rental income amounts may contribute to a temporary decline in economic occupancy even though property rental revenues are increasing overall.

Decatur Angle and Bruton Apartments continue to have low physical and economic occupancy, though Bruton Apartments has improved in recent quarters. The properties are continuing to remove non-paying tenants now that local regulations permit tenant evictions. The removals have resulted in higher than historical bad debt write-offs, temporary declines in physical occupancy, and high repairs and maintenance costs to ready units to be leased to new tenants. We continue to monitor and discuss property operations with the individual borrowers to assess progress towards resolving performance issues.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of June 30, 2024, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of June 30, 2024, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,		Physical Occupancy (1) as of June 30,				Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2024		2024		2023		2024	2023
MRB Multifamily Properties-Non Stabilized (3)
MaryAlice Circle Apartments (4)	GA	98		61%		n/a		n/a	n/a
Woodington Gardens Apartments (5)	MD	197		91%		n/a		93%	n/a
The Ivy Apartments	SC	212		80%		77%		73%	67%
The Park at Sondrio Apartments	SC	271		68%		84%		61%	62%
The Park at Vietti Apartments	SC	204		83%		79%		66%	63%
Windsor Shores Apartments	SC	176		84%		81%		82%	73%
The Safford (6)	AZ	200		n/a		n/a		n/a	n/a
40rty on Colony - Series P (6)	CA	40		n/a		n/a		n/a	n/a
Residency at Empire (6)	CA	148		n/a		n/a		n/a	n/a
Residency at the Entrepreneur (6)	CA	200		n/a		n/a		n/a	n/a
Residency at the Mayer (6)	CA	79		n/a		n/a		n/a	n/a
Village at Hanford Square (6)	CA	100		n/a		n/a		n/a	n/a
Handsel Morgan Village Apartments (6)	GA	45		n/a		n/a		n/a	n/a
Aventine Apartments (6)	WA	68		n/a		n/a		n/a	n/a
		2,038

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (6)	MI	174	(7)	n/a		n/a		n/a	n/a
Village Point (5)	NJ	120	(8)	87%	(8)	85%	(8)	n/a	n/a
		294

GIL Multifamily Properties-Non Stabilized (3)
Poppy Grove I (6)	CA	147		n/a		n/a		n/a	n/a
Poppy Grove II (6)	CA	82		n/a		n/a		n/a	n/a
Poppy Grove III (6)	CA	158		n/a		n/a		n/a	n/a
Osprey Village (5)	FL	383		78%		n/a		33%	n/a
Magnolia Heights	GA	200		96%		51%		93%	41%
Willow Place Apartments (5)	GA	182		98%		n/a		9%	n/a
Legacy Commons at Signal Hills	MN	247		85%		31%		53%	16%
Sandy Creek Apartments (5)	TX	140		99%		n/a		83%	n/a
		1,539

Grand total		3,871
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
(4)
Economic Occupancy is not available for the six months ended June 30, 2024 as the related investment is undergoing a tenant-in-place rehabilitation and new construction phase. Physical and Economic Occupancy is not available for the six months ended June 30, 2023 as the related investment was recently acquired.
(5)
Physical and economic occupancy information is not available for the six months ended June 30, 2023 as the related investment was either under construction, rehabilitation, or recently acquired.
(6)
Physical and economic occupancy information is not available for the six months ended June 30, 2024 and 2023 as the property is under construction or rehabilitation or was recently acquired.
(7)
Meadow Valley is a seniors housing property with 174 beds in 154 units.
(8)
Village Point is a skilled nursing property with 120 beds in 92 units. Occupancy is based on the daily average of beds occupied during the last month of the period.

As June 30, 2024, eight MRB multifamily properties and one MRB seniors housing property were under construction or recently acquired and have no operating metrics to report. The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments,

Windsor Shores Apartments, Woodington Gardens, and Aventine Apartments MRB properties are currently undergoing tenant-in-place rehabilitations. The MaryAlice Circle Apartments MRB property is undergoing both rehabilitation and new construction phases.

As of June 30, 2024, three GIL properties were under construction and have no operating metrics to report. Sandy Creek Apartments is currently undergoing a tenant-in-place rehabilitation. The remaining four GIL properties have substantially completed construction or rehabilitation and are in the lease-up phase.

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

					Physical Occupancy (1) as of June 30,
Property Name	State	Construction Completion Date	Planned Number of Units		2024	2023	Revenue For the Three Months Ended June 30, 2024 (2)	Sale Date	Per-unit Sale Price
Recently Sold Properties
Vantage at Germantown	TN	March 2020	n/a		n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a		n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a		n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a		n/a	n/a	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a		n/a	n/a	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a		n/a	n/a	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	n/a	June 2023	174,000

Operating Properties
Vantage at Tomball	TX	April 2022	288		91%	91%	$1,089,136	n/a	n/a
Vantage at Helotes	TX	November 2022	288		92%	85%	1,183,560	n/a	n/a
Vantage at Fair Oaks	TX	May 2023	288		89%	27%	980,602	n/a	n/a
Vantage at Hutto	TX	December 2023	288		80%	2%	1,028,181	n/a	n/a

Properties Under Construction
Vantage at Loveland	CO	n/a	288		5%	n/a	20,551	n/a	n/a
Vantage at McKinney Falls	TX	n/a	288		19%	n/a	109,331	n/a	n/a
Freestone Cresta Bella	TX	n/a	296		n/a	n/a	n/a	n/a	n/a
Valage Senior Living Carson Valley	NV	n/a	102	(4)	n/a	n/a	n/a	n/a	n/a
The Jessam at Hays Farm	AL	n/a	318		n/a	n/a	n/a	n/a	n/a
Freestone Greenville	TX	n/a	300		n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (5)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a
Freestone Ladera	TX	n/a	288		n/a	n/a	n/a	n/a	n/a

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
(5)
The property is reported as a consolidated VIE as of June 30, 2024 (see Note 3 to the Partnership’s condensed consolidated financial statements).

Vantage at Tomball, Vantage at Helotes, and Vantage at Fair Oaks have achieved occupancy of approximately 90% as of July 31, 2024 and the managing member of each property is evaluating options for the sale of each property. Vantage at Hutto is still leasing up in line with expectations.

Vantage at McKinney Falls and Vantage at Loveland have achieved approximately 98% and 95% construction completion, respectively, and commenced leasing activities in March 2024 and May 2024, respectively.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues and Other Income:
Investment income	$19,827	$22,416	$(2,589)	-11.5%	$39,100	$41,718	$(2,618)	-6.3%
Other interest income	2,070	4,646	(2,576)	-55.4%	5,074	9,056	(3,982)	-44.0%
Property revenues	-	1,108	(1,108)	-100.0%	-	2,334	(2,334)	-100.0%
Other income	71	133	(62)	-46.6%	166	133	33	24.8%
Gain on sale of real estate assets	64	-	64	N/A	64	-	64	N/A
Gain on sale of mortgage revenue bond	1,013	-	1,013	N/A	1,013	-	1,013	N/A
Gain on sale of investments in unconsolidated entities	7	7,326	(7,319)	-99.9%	57	22,693	(22,636)	-99.7%
Earnings (losses) from investments in unconsolidated entities	(15)	-	(15)	N/A	(122)	-	(122)	N/A
Total Revenues and Other Income	$23,037	$35,629	$(12,592)	-35.3%	$45,352	$75,934	$(30,582)	-40.3%

Discussion of Total Revenues and Other Income for the Three Months Ended June 30, 2024 and 2023

Investment income. The decrease in investment income for the three months ended June 30, 2024 as compared to the same period in 2023 was due to the following factors:

•
A decrease of approximately $2.8 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.0 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $2.3 million in interest income from recent MRB advances, offset by a decrease of approximately $397,000 in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $2.8 million of investment income related to unconsolidated entities consisting of:
o
A decrease of approximately $2.1 million of investment income related to preferred return recognized upon the sale of Vantage at Conroe in June 2023;
o
A decrease of approximately $1.4 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024; and
o
An increase of approximately $748,000 in investment income related to preferred returns on equity contributions during 2023 and 2024.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The decrease in other interest income for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to a decrease of approximately $2.6 million from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $120.2 million.

Property revenues. The decrease in property revenues for the three months ended June 30, 2024 as compared to the same period in 2023 is due to the sale of the Suites on Paseo MF Property in December 2023.

Other income. Other income for the three months ended June 30, 2024 related to the receipt of non-refundable fees for the extension of the Magnolia Heights GIL and property loan maturity dates. Other income for the three months ended June 30, 2023 related to receipt of non-refundable fees for the extension of the Scharbauer Flats GIL and property loan maturity dates.

Gain on sale of real estate assets. The gain on sale of real estate assets for the three months ended June 30, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023. There was no gain on sale of real estate assets for the three months ended June 30, 2023.

Gain on sale of mortgage revenue bond. The gain on sale of mortgage revenue bond for the three months ended June 30, 2024 related to the sale of the Brookstone MRB in May 2024. There was no gain on sale for the three months ended June 30, 2023.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2024 related to final settlement of the Vantage at Westover Hills sale that occurred in May 2022. The gain on sale for the three months ended June 30, 2023 primarily related to the sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur losses during development and lease-up, consistent with development plans.

Discussion of Total Revenues and Other Income for the Six Months Ended June 30, 2024 and 2023

Investment income. The decrease in investment income for the six months ended June 30, 2024 as compared to the same period in 2023 was due to the following factors:

•
A decrease of approximately $5.2 million in interest income due to recent GIL redemptions, offset by an increase of approximately $2.6 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $4.1 million in interest income from recent MRB advances, offset by a decrease of approximately $750,000 in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $3.3 million of investment income related to JV Equity Investments consisting of:
o
A decrease of approximately $2.4 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024;
o
A decrease of approximately $2.1 million of investment income related to preferred return recognized upon the sale of Vantage at Conroe in June 2023;
o
A decrease of approximately $244,000 of investment income related to the sales of Vantage at Stone Creek and Vantage at Coventry in January 2023; and
o
An increase of approximately $1.4 million in investment income related to preferred returns on equity contributions during 2023 and 2024.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The decrease in other interest income for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to a decrease of approximately $4.0 million from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $99.1 million.

Property revenues. The decrease in property revenues for the six months ended June 30, 2024 as compared to the same period in 2023 is due to the sale of the Suites on Paseo MF Property in December 2023.

Other income. Other income for the six months ended June 30, 2024 related to the receipt of non-refundable fees for the extension of the Magnolia Heights GIL and property loan and the Legacy Commons at Signal Hills GIL maturity dates. Other income for the six months ended June 30, 2023 related to receipt of non-refundable fees for the extension of the Scharbauer Flats GIL and property loan maturity dates.

Gain on sale of real estate assets. The gain on sale of real estate assets for the six months ended June 30, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023. There was no gain on sale of real estate assets for the six months ended June 30, 2023.

Gain on sale of mortgage revenue bond. The gain on sale of mortgage revenue bond for the six months ended June 30, 2024 related to the sale of the Brookstone MRB in May 2024. There was no gain on sale for the six months ended June 30, 2023.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2024 related to final settlement of the Vantage at Coventry sale that occurred in January 2023 and the Vantage at Westover Hills sale that occurred in May 2022. The gain on sale for the six months ended June 30, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur losses during development and lease-up, consistent with development plans.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$-	$615	$(615)	-100.0%	$-	$1,217	$(1,217)	-100.0%
Provision for credit losses	20	(774)	794	-102.6%	(786)	(1,319)	533	-40.4%
Depreciation and amortization	6	405	(399)	-98.5%	12	810	(798)	-98.5%
Interest expense	14,898	17,602	(2,704)	-15.4%	28,702	34,291	(5,589)	-16.3%
Net result from derivative transactions	(1,885)	(8,614)	6,729	-78.1%	(8,153)	(7,331)	(822)	11.2%
General and administrative	4,821	5,109	(288)	-5.6%	9,752	10,182	(430)	-4.2%
Total Expenses	$17,860	$14,343	$3,517	24.5%	$29,527	$37,850	$(8,323)	-22.0%

Discussion of Total Expenses for the Three Months Ended June 30, 2024 and 2023

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. There were no real estate operating expenses for the three months ended June 30, 2024 due to the sale of the Suites on Paseo MF Property in December 2023.

Provision for credit losses. The provision for credit losses for the three months ended June 30, 2024 primarily related to new property loan investments during 2024, partially offset by declining expected credit losses for our remaining portfolio of GILs, taxable GILs, property loans, unfunded commitments and the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB. The provision for credit losses for the three months ended June 30, 2023 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and was primarily due to GIL and property loan redemptions during 2023, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the three months ended June 30, 2024 as compared to the same period in 2023 due primarily to the sale of the Suites on Paseo MF Property in December 2023.

Interest expense. The decrease in interest expense for the three months ended June 30, 2024 as compared to the same period in 2023 was due primarily to the following factors:

•
A decrease of approximately $3.7 million due to lower average principal outstanding of approximately $125.2 million; and

•
An increase of approximately $900,000 due to higher average interest rates on debt financing, net of cash receipts received on interest rate derivatives.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. We reported unrealized gains for the three months ended June 30, 2024 due to generally rising interest rates resulting in increases in the value of our fixed rate payor interest rate swaps. The following table summarizes the components of this line item for the three months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(1,674)	$(2,594)
Unrealized (gains) losses on derivatives, net	(211)	(6,020)
Net result from derivative transactions	$(1,885)	$(8,614)

General and administrative expenses. The decrease in general and administrative expenses for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to decreases of approximately $112,000 in administration fees paid to the General Partner due to lower assets under management, approximately $155,000 in legal fees, and approximately $121,000 in employee compensation and benefits.

Discussion of Total Expenses for the Six Months Ended June 30, 2024 and 2023

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. There were no real estate operating expenses for the six months ended June 30, 2024 due to the sale of the Suites on Paseo MF Property in December 2023.

Provision for credit losses. The provision for credit losses for the six months ended June 30, 2024 primarily related to declining expected credit losses for our remaining portfolio of GILs, taxable GILs, property loans, and unfunded commitments, and the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB, partially offset by increases due to new property loan investments during 2024. The provision for credit losses for the six months ended June 30, 2023 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and was primarily due to GIL and property loan redemptions during 2023, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the six months ended June 30, 2024 as compared to the same period in 2023 due primarily to the sale of the Suites on Paseo MF Property in December 2023.

Interest expense. The decrease in interest expense for the six months ended June 30, 2024 as compared to the same period in 2023 was due to the following factors:

•
A decrease of approximately $7.4 million due to lower average principal outstanding of approximately $120.8 million;
•
An increase of approximately $2.4 million due to higher average interest rates on debt financing, net of cash receipts received on interest rate derivatives; and
•
A decrease of approximately $572,000 in amortization of deferred financing costs.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. We reported unrealized gains for the six months ended June 30, 2024 due to generally rising interest rates resulting in increases in the value of our fixed rate payor interest rate swaps. The following table summarizes the components of this line item for the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(3,338)	$(4,747)
Unrealized (gains) losses on derivatives, net	(4,815)	(2,584)
Net result from derivative transactions	$(8,153)	$(7,331)

General and administrative expenses. The decrease in general and administrative expenses for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to decreases of approximately $204,000 in administration fees paid to the General Partner due to lower assets under management, approximately $144,000 in legal fees, and approximately $184,000 in employee compensation and benefits.

Discussion of Income Tax Expense for the Three and Six Months ended June 30, 2024 and 2023

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the three and six months ended June 30, 2024 and 2023.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and six months ended June 30, 2024 and 2023 (all per BUC amounts are presented giving effect to the BUCs Distributions on a retroactive basis for all periods presented):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$5,178,136	$21,287,172	$15,826,517	$38,078,394
Unrealized (gains) losses on derivatives, net	(210,583)	(6,020,265)	(4,814,798)	(2,584,298)
Depreciation and amortization expense	5,966	405,408	11,933	810,389
Provision for credit losses (1)	189,000	(774,000)	(617,000)	(1,319,000)
Amortization of deferred financing costs	459,933	392,983	827,351	1,398,750
Restricted unit compensation expense	558,561	587,177	890,882	937,136
Deferred income taxes	(776)	(1,073)	2,222	(2,055)
Redeemable Preferred Unit distributions and accretion	(741,477)	(799,182)	(1,508,718)	(1,545,832)
Tier 2 Income allocable to the General Partner (2)	-	(878,407)	-	(3,293,628)
Recovery of prior credit loss (3)	(17,345)	(17,345)	(34,500)	(34,312)
Bond premium, discount and acquisition fee amortization, net of cash received	878,868	(47,046)	838,393	(94,227)
(Earnings) losses from investments in unconsolidated entities	14,711	-	121,556	-
Total CAD	$6,314,994	$14,135,422	$11,543,838	$32,351,317

Weighted average number of BUCs outstanding, basic	23,083,387	22,924,031	23,042,071	22,924,056
Net income per BUC, basic	$0.19	$0.84	$0.61	$1.43
Total CAD per BUC, basic	$0.27	$0.62	$0.50	$1.41
Cash Distributions declared, per BUC	$0.37	$0.364	$0.738	$0.728
BUCs Distributions declared, per BUC (4)	$-	$0.07	$0.07	$0.07

(1)
The adjustments reflect the change in allowances for credit losses under the CECL standard which requires the Partnership to update estimates of expected credit losses for its investment portfolio at each reporting date. In connection with the final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB in July 2024, the Partnership recovered approximately $169,000 of its previously recognized allowance credit loss which is not included as an adjustment to net income in the calculation of CAD.

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

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments net of leverage secured by the investment assets; debt service (principal and interest payments) related to our debt financings; repayments of our secured lines of credit balances; the exercise of redemption rights by the holders of the Preferred Units; and distribution payments to Unitholders. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments, redemptions of various investment asset at the stated maturity dates, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of June 30, 2024, we reported unrestricted cash on hand of approximately $34.0 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of June 30, 2024, except for the Provision Center 2014-1 MRB. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of June 30, 2024. The balance of the General LOC was $26.5 million with the ability to draw an additional $21.0 million as of June 30, 2024. The General LOC has a maturity date of June 2025, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $50.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing, or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of June 30, 2024. There was a balance of $14.8 million outstanding on the Acquisition LOC and approximately $35.2 million was available as of June 30, 2024. The Acquisition LOC has a maturity date of June 2025, with a one-year extension option, subject to certain terms and conditions.

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

Our MRB portfolio is marked at a premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for investments with similar terms. In May 2024, we sold the Brookstone MRB for gross proceeds of approximately $8.2 million, which resulted in a gain on sale of approximately $1.0 million. We may consider selling certain

MRB investments in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRB investments included in our TEBS financings.

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

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of June 30, 2024, all leverageable assets were associated with a debt financing facility or secured LOC.

Issuances of Debt Securities, BUCs, Series A-1 Preferred Units or Series B Preferred Units

We may, from time to time, issue additional BUCs, Preferred Units, or debt securities, in one or more offerings, at prices or quantities that are consistent with our strategic goals. In December 2022, the Shelf Registration Statement was declared effective by the SEC under which the Partnership may, from time to time, offer and sell BUCs, Preferred Units, or debt securities, in one or more offerings, with a maximum aggregate offering price of $300.0 million. Debt securities issued under the Shelf Registration Statement may be senior or subordinate obligations of the Partnership. The Shelf Registration Statement will expire in December 2025.

In March 2024, we entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, pursuant to which the Partnership may offer and sell, from time to time through or to the Agents, BUCs having an aggregate offering price of up to $50,000,000. As of June 30, 2024, we have sold 92,802 BUCs for gross proceeds of $1.5 million under the Sales Agreement.

We have two registration statements on Form S-3 covering the offering of Preferred Units that have been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offerings:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of June 30, 2024	Remaining Units Available to Issue as of June 30, 2024
Series A-1	September 2021	September 2024	$10.00	3.00%	Sixth anniversary	1,800,000	1,700,000	(1)
Series B	September 2021	September 2024	10.00	5.75%	Sixth anniversary	500,000	9,500,000	(2)
Total						2,300,000	11,200,000
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
Redemptions of Preferred Units; and
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

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of June 30, 2024:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Initial Commitment	Remaining Commitment as of June 30, 2024	Remainder of 2024	2025	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$14,470,000	$9,000,000	$5,470,000	6.25%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	12,600,000	12,600,000	-	SOFR + 3.60% (4)	Variable TOB
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (5)	5,000,000	4,000,000	1,000,000	3,000,000	SOFR + 3.60%	Variable TOB
Residency at Empire Series BB-4	December 2022	December 2040	47,000,000	41,500,000	16,750,000	24,750,000	6.45% (6)	Variable TOB
The Safford	October 2023	October 2026 (5)	43,000,000	23,737,106	21,570,000	2,167,106	7.59%	Variable TOB
Subtotal			155,420,000	96,307,106	60,920,000	35,387,106

Taxable Mortgage Revenue Bonds
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	$8,000,000	$7,000,000	$-	$7,000,000	SOFR + 3.65%	Variable TOB
Residency at Empire Series BB-T	December 2022	December 2025 (5)	9,404,500	8,404,500	-	8,404,500	7.45%	Variable TOB
Village at Hanford Square Series H-T	May 2023	May 2030	10,400,000	6,900,000	5,000,000	1,900,000	7.25%	Variable TOB
40rty on Colony Series P-T	June 2023	June 2030	5,950,000	4,950,000	3,395,000	1,555,000	7.45%	Variable TOB
Subtotal			33,754,500	27,254,500	8,395,000	18,859,500

Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$35,688,328	$7,842,328	$7,842,328	$-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	22,250,000	9,708,700	9,708,700	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	39,119,507	18,569,507	18,569,507	-	6.78%	Variable TOB
Subtotal			97,057,835	36,120,535	36,120,535	-

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$21,157,672	$20,157,672	$11,500,000	$8,657,672	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	10,941,300	9,941,300	3,000,000	6,941,300	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	24,480,493	23,480,493	5,000,000	18,480,493	6.78%	Variable TOB
Subtotal			56,579,465	53,579,465	19,500,000	34,079,465

Property Loans
Sandy Creek Apartments	August 2023	September 2026 (5)	$7,830,000	$1,042,008	$1,042,008	$-	8.63% (7)	Variable TOB
Subtotal			7,830,000	1,042,008	1,042,008	-

Equity Investments
Vantage at San Marcos (8), (9)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	N/A	N/A
Freestone Greeley (9)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	N/A	N/A
Freestone Greenville	December 2023	N/A	20,049,570	12,639,538	8,500,000	4,139,538	N/A	N/A
Freestone Ladera (9)	December 2023	N/A	17,097,624	13,449,494	8,250,000	5,199,494	N/A	N/A
Subtotal			63,097,433	45,595,291	36,256,259	9,339,032

Bond Purchase Commitments
Anaheim & Walnut	September 2021	Q3 2024 (10)	$3,900,000	$3,900,000	$3,900,000	$-	4.85%	N/A
Subtotal			3,900,000	3,900,000	3,900,000	-

Total Commitments			$417,639,233	$263,798,905	$166,133,802	$97,665,103
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
(7)
The interest rate will convert to a variable rate of Term SOFR + 3.35% on February 1, 2025.
(8)
The property became a consolidated VIE effective during the fourth quarter of 2021.
(9)
A development site has been identified for this property but construction had not commenced as of June 30, 2024.
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

During January through July 2024, we advanced additional capital totaling $7.6 million across five Vantage JV Equity Investments. The additional capital was used to cover development cost overruns, primarily due to higher than anticipated interest costs. We anticipate making additional investments in certain JV Equity Investments during 2024 though the ultimate amount is uncertain.

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

Our debt financing arrangements include various fixed and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$311,855,187	29.5%	$313,675,048	30.8%
Variable (1)	Variable (1)	163,895,001	15.5%	243,067,000	23.9%
Fixed	Variable	65,007,210	6.2%	35,946,824	3.5%
Fixed	Variable - Hedged (2)	514,761,250	48.8%	425,371,000	41.8%
Total		$1,055,518,648		$1,018,059,872
(1)
The securitized assets and related debt financing each have variable interest rates, though the variable rate indices may differ on individual transactions. As such, the Partnership is largely hedged against rising interest rates.
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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling $1.7 million and $3.3 million during the three and six months ended June 30, 2024, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of June 30, 2024. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2024	$391,117,465
2025	322,456,631
2026	272,318,799
2027	186,920,466
2028	150,622,132
2029	114,067,299
2030	14,317,800

The table above does not include an additional interest rate swap executed in July 2024 with a constant notional amount of approximately $5.1 million through July 2034 to hedge future variable rate TOB financings.

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had posted approximately $16.8 million of cash collateral with Mizuho as of June 30, 2024 due to declines in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally rising market interest rates. We have satisfied all collateral calls using unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps move inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

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

Our General LOC and Acquisition LOC require monthly interest payments on outstanding balances and certain quarterly commitment fees. Such obligations are paid primarily from operating cash flows. The Acquisition LOC requires principal payments as previously described in this Item 2. The General LOC does not require principal payments until maturity in June 2025, subject to extension options, so long as the outstanding principal does not exceed the borrowing base calculation.

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of June 30, 2024:

	Secured Lines of Credit	Debt Financing	Mortgage Payable	Total
Remainder of 2024	$7,250,000	$125,160,933	$1,690,000	$134,100,933
2025	34,000,000	318,247,785	-	352,247,785
2026	-	180,576,526	-	180,576,526
2027	-	169,928,219	-	169,928,219
2028	-	4,518,577	-	4,518,577
Thereafter	-	257,086,608	-	257,086,608
Total	$41,250,000	$1,055,518,648	$1,690,000	$1,098,458,648

Approximately $65.9 million of the debt financing principal due in 2024 above relates to our M31 TEBS financing. The stated maturity date in December 2024 is the expiration of the current liquidity commitment rate from Freddie Mac. On that date, Freddie Mac will either extend the liquidity commitment at the current rate, reset the liquidity commitment fee rate, or require the conversion of the M31 TEBS senior certificates to a fixed rate mode at a rate dependent on market conditions on that date. Freddie Mac cannot require redemption of the outstanding Class A Certificates on that date. The Partnership also has the right to terminate the facility and obtain alternative debt financing. We are currently considering our options regarding this debt financing facility.

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

On June 12, 2024, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.37 per BUC to unitholders of record on June 28, 2024 and payable on July 31, 2024.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant.

Redemptions of Preferred Units

Our outstanding Series A-1 and Series B Preferred Units are subject to optional redemption by the holders or the Partnership upon the sixth anniversary of issuance and on each anniversary thereafter. The earliest optional redemption dates for the currently outstanding Preferred Units range from April 2028 to February 2030.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Cash Flows

For the six months ended June 30, 2024, we generated cash of $3.2 million, which was the net result of $8.4 million provided by operating activities, $27.5 million used in investing activities, and $22.2 million provided by financing activities.

Cash provided by operating activities totaled $8.4 million for the six months ended June 30, 2024, as compared to $13.0 million generated for the six months ended June 30, 2023. The change between periods was primarily due to the following factors:

•
A decrease of $22.3 million in net income, offset by the $22.6 million adjustment for the gain on sale of unconsolidated entities that is considered cash from investing activities;
•
A decrease of $2.1 million related to a reduction in the unrealized gain on interest rate derivatives;
•
A decrease of $1.0 million related to the adjustment for the gain on sale of mortgage revenue bond that is considered cash from investing activities;
•
A decrease of $609,000 of cash related to changes in the Partnership's net operating assets and liabilities;
•
A decrease of $571,000 related to a reduction in the amortization of deferred financing costs; and
•
A decrease of $798,000 related to a reduction in depreciation and amortization expense.

Cash used in investing activities totaled $27.5 million for the six months ended June 30, 2024, as compared to cash used of $46.6 million for the six months ended June 30, 2023. The change between periods was primarily due to the following factors:

•
A net increase of $40.0 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A net increase of $25.0 million of cash due to overall higher paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
An increase of $8.2 million of cash due to the sale of a MRB;
•
A decrease of $44.0 million of cash due to less proceeds from the sale of investments in unconsolidated entities; and
•
A decrease of $10.2 million of cash due to greater contributions to unconsolidated entities.

Cash provided by financing activities totaled $22.2 million for the six months ended June 30, 2024, as compared to cash provided of $46.0 million for the six months ended June 30, 2023. The change between periods was primarily due to the following factors:

•
A net decrease of $57.5 million of cash due to principal payments on debt financing;

•
A decrease of $13.0 million of cash related to less proceeds from the issuance of Preferred Units;
•
A decrease of $10.0 million of cash related to the redemption of Preferred Units;
•
A net increase of $50.9 million of cash due to an increase in borrowing on the secured lines of credit;
•
An increase of $4.5 million of cash due to lower distributions paid; and
•
An increase of $1.5 million in net cash proceeds from the sale of BUCs.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of June 30, 2024, our overall Leverage Ratio was approximately 73%.

Off Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of June 30, 2024, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our consolidated financial statements.

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

Community Investments

The Partnership has invested and intends to invest in assets which are and will be purchased in order to support underlying community development activities targeted to low- and moderate-income individuals, such as affordable housing, small business lending, and job creating activities in areas of the United States. These investments may be eligible for regulatory credit under the CRA and available for allocation to holders of our Preferred Units (see Note 17 to Partnership's condensed consolidated financial statements).

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of August 6, 2024:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford Apartments	$22,975,843	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,472,440	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	35,846,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	18,541,300	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	25,550,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	41,200,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	52,900,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	42,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Osprey Village	60,000,000	2/1/2025	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
Magnolia Heights	28,518,546	7/1/2024	10156 Magnolia Heights Circle	Covington	Newton	GA	30014
MaryAlice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Willow Place Apartments	26,500,000	10/1/2024	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Legacy Commons at Signal Hills	34,620,000	8/1/2024	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Jackson Manor Apartments	4,803,044	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Runnymede Apartments	10,825,000	10/1/2024	1101 Rutland Drive	Austin	Travis	TX	78758
Sandy Creek Apartments	18,887,992	9/1/2026	1828 Sandy Point Road	Bryan	Brazos	TX	77807
South Park Ranch Apartment Homes	10,919,860	12/1/2049	9401 S 1st Street	Austin	Travis	TX	78748
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
	$1,079,298,016
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of June 30, 2024 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgage payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The current interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to increasing market risk. See the information under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

Interest Rate Risk

The Federal Reserve continues to evaluate economic data in assessing whether to make changes to the Federal Funds Rate, which in turn, influences market expectations for current and future interest rate levels. Persistent inflation readings in early 2024 above the Federal Reserve’s stated 2% target, and the Federal Reserve’s reduction in its balance sheet of US treasury bonds and mortgage-backed securities, continue to contribute to volatility in the fixed income markets. Increases in short-term interest rates will generally result in similar increases in the interest cost associated with our variable debt financing arrangements.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of June 30, 2024:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$4,539,055	$2,269,527	$(2,269,527)	$(4,539,055)	$(9,078,110)
TEBS Debt Financings	38,475	19,237	(19,237)	(38,475)	(76,949)
Other Financings & Derivatives	(3,286,865)	(1,643,432)	1,643,432	3,286,865	6,573,730
Variable Rate Investments	(445,338)	(222,669)	222,669	445,338	890,676
Net Interest Income Impact	$845,327	$422,663	$(422,663)	$(845,327)	$(1,690,653)

Per BUC Impact (1)	$0.037	$0.018	$(0.018)	$(0.037)	$(0.073)
(1)
The net interest income change per BUC calculated based on 23,085,261 BUCs outstanding as of June 30, 2024.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized gains (losses) on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of June 30, 2024, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 70% of our leverage bears interest at short term variable interest rates. Our remaining 30% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 22% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB, GIL or property loan investments, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, single-family rentals, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, real estate and other taxes, labor issues, and natural disasters can affect the economic operations of a multifamily residential property. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of AMI. Increases in AMI are not necessarily correlated to inflationary increases in property operating expenses. A significant mismatch between AMI growth and increased property operating expenses could negatively impact net operating cash flows available to pay debt service. If AMI declines on a year-over-year basis, rents could need to be reduced.

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

We actively manage the credit risks associated with our MRB, GIL, and property loan investments by performing a comprehensive due diligence and underwriting process of the sponsors, owners and the properties securing these investments prior to investing. In addition, we carefully monitor the on-going performance of the properties underlying these investments. For those investments where Freddie Mac has provided a forward commitment to purchase our GILs, the investment has also passed Freddie Mac’s required underwriting requirements.

Credit risk is also present in the geographical concentration of the properties securing our MRB investments. We have significant geographic concentrations in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	June 30, 2024	December 31, 2023
Texas	29%	32%
California	27%	25%
South Carolina	19%	21%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 43 basis points across the curve as of June 30, 2024 compared to December 31, 2023. The 10 year and 30 year United States Treasury yield increased 48 and 48 basis points, respectively, during the first six months of 2024. The 5 year and 10 year SOFR swap rate increased 57 and 51 basis points, respectively, during the first six months of 2024. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of June 30, 2024:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds (1)	$1,002,052	2.9%	- 8.4%	3.2%	-9.2%	$25,271
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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2023, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the six months ended June 30, 2024, except those as follows.

Several of California’s largest property insurance providers have recently paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state, which could increase the Partnership’s risk of loss in its MRB portfolio.

At June 30, 2024, approximately 27% of the total principal outstanding of the Partnership’s MRBs were secured by multifamily properties located in California. Recently, several of California’s largest real property insurance providers, including State Farm, Allstate, Farmers, USAA, Travelers, Nationwide, and Chubb, have either paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state. Mounting claims from wildfire damages, the increasing cost of building and repairing residential properties, and a steep increase in reinsurance premiums, as well as state insurance regulations that make it difficult for insurers to adjust premiums in response to the evolving risk landscape, have challenged the capacity of insurance companies to sustainably and profitably offer property insurance in California. The result of these actions has been to limit the availability of property insurance in California for the owners of the multifamily properties such as those securing our MRBs, as well as for the residents of those properties. Those multifamily property owners and residents who are able to obtain or renew their property insurance are experiencing or are likely to experience significant increases in premiums.

Many property owners in the State of California have been negatively impacted by the contraction of insurance options in the state and the resulting lack of access to affordable property insurance, which could adversely impact the ability of multifamily property owners to obtain insurance, and escalating premiums and limited coverage options could result in limiting coverage in the event of loss. If any loss suffered by a multifamily property owner relating to an MRB is not insured or exceeds applicable insurance limits, this could increase the risk of loss in the Partnership’s MRB portfolio, which could have a material adverse effect on the Partnership’s business, financial condition, and results of operations.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1

Fourth Amendment to Amended and Restated Credit Agreement dated June 24, 2024 between Greystone Housing Impact Investors LP and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 27, 2024).

10.2

Revolving Line of Credit Note dated June 24, 2024 between Greystone Housing Impact Investors LP and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on June 27, 2024).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended June 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the periods ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: August 7, 2024	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: August 7, 2024	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer