Form 10-Q
period 2024-09-30
Greystone Housing Impact Investors LP
filed 2024-11-06
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, the registrant had 23,290,442 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

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

2024 PFA Securitization Transaction - A securitization transaction to finance credit-enhanced custodial receipts related to 14 MRBs through a municipal conduit issuer (the Public Finance Authority of Wisconsin). See Note 25 for further information.

Acquisition LOC - The amended and restated credit agreement for a secured non-operating line of credit between the Partnership and Bankers Trust Company.

Affordable Housing Multifamily Certificates - Senior and/or residual interests in the 2024 PFA Securitization Transaction and the TEBS Residual Refinancing.

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

C-PACE - Commercial Property Assessed Clean Energy.

Class A TEBS Certificates - Class A Freddie Mac Multifamily Variable Rate Certificates or Class A Freddie Mac Multifamily Fixed Rate Certificates, which represent beneficial interests in the TEBS securitized assets. These are senior securities that are sold to unaffiliated investors and entitle the holders to cash flows from the TEBS securitized asset and are accounted for as debt financings of the Partnership.

Class B TEBS Certificates - Class B Freddie Mac Multifamily Variable Rate Certificates or Class B Freddie Mac Multifamily Fixed Rate Certificates, which represent beneficial interests in the TEBS securitized assets. These are residual interests retained by the TEBS Sponsors and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Class A TEBS Certificates and related facility fees, as well as certain other rights to the TEBS securitized assets.

CRA - Community Reinvestment Act of 1977.

Construction Lending JV - A joint venture with BlackRock Impact Opportunities to invest in loans which will finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States. The Partnership is the managing member of the joint venture.

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

Unitholder(s) - Holder(s) of BUCs and/or Preferred Units.

VIE(s) - Variable interest entity.

Forward-Looking Statements

This Quarterly Report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties contained in this report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of Greystone Housing Impact Investors LP’s Annual Report on Form 10-K for the year ended December 31, 2023, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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
•
the general condition of the real estate markets in the regions in which we operate, which may be unfavorably impacted by pressures in the commercial real estate sector, incrementally higher unemployment rates, persistent elevated inflation levels, and other factors;
•
changes in interest rates and credit spreads, as well as the success of any hedging strategies we may undertake in relation to such changes, and the effect such changes may have on the relative spreads between the yield on our investments and our cost of financing;
•
the aggregate effect of elevated inflation levels over the past several years, spurred by multiple factors including expansionary monetary and fiscal policy, higher commodity prices, a tight labor market, and low residential vacancy rates, which may result in continued elevated interest rate levels and increased market volatility;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$37,374,268	$37,918,237
Restricted cash	10,446,046	9,815,909
Interest receivable, net	7,103,647	8,265,901
Mortgage revenue bonds held in trust, at fair value (Note 4)	1,026,363,997	883,030,786
Mortgage revenue bonds, at fair value (Note 4)	6,527,143	47,644,509
Governmental issuer loans
Governmental issuer loans held in trust (Note 5)	206,702,222	222,947,300
Allowance for credit losses (Note 10)	(1,063,000)	(1,294,000)
Governmental issuer loans, net	205,639,222	221,653,300
Property loans
Property loans (Note 6)	55,687,603	122,556,204
Allowance for credit losses (Note 10)	(1,853,000)	(2,048,000)
Property loans, net	53,834,603	120,508,204
Investments in unconsolidated entities (Note 7)	168,743,254	136,653,246
Real estate assets, net (Note 8)	4,716,140	4,716,140
Other assets (Note 9)	28,500,865	43,194,470
Total Assets (1)	$1,549,249,185	$1,513,400,702

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$24,724,608	$22,958,088
Distribution payable	8,704,509	8,584,292
Secured lines of credit (Note 12)	44,400,000	33,400,000
Debt financing, net (Note 13)	1,062,407,615	1,015,030,066
Mortgages payable, net (Note 14)	1,690,000	1,690,000
Total Liabilities (1)	1,141,926,732	1,081,662,446

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $77.5 million redemption value, 7.8 million issued and outstanding, net (Note 17)	77,400,604	82,431,548

Partnersʼ Capital:
General Partner (Note 1)	335,224	543,977
Beneficial Unit Certificates (Note 1)	329,586,625	348,762,731
Total Partnersʼ Capital	329,921,849	349,306,708
Total Liabilities and Partnersʼ Capital	$1,549,249,185	$1,513,400,702
(1)
The consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $1,312,727,161 and $1,247,819,817 as of September 30, 2024 and December 31, 2023, respectively. The consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $370,812,540 and $374,992,803 as of September 30, 2024 and December 31, 2023, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023		2024		2023
Revenues:
Investment income	$21,820,973	$20,537,399		$60,920,706		$62,255,855
Other interest income	2,235,339	4,621,098		7,309,664		13,677,110
Property revenues	-	1,198,892		-		3,532,868
Other income	289,238	116,747		455,005		250,214
Total revenues	24,345,550	26,474,136		68,685,375		79,716,047
Expenses:
Real estate operating (exclusive of items shown below)	-	873,668		-		2,090,613
Provision for credit losses (Note 10)	(226,000)	(562,000)		(1,012,308)		(1,881,000)
Depreciation and amortization	5,967	413,433		17,900		1,223,822
Interest expense	15,489,187	17,926,786		44,191,387		52,217,378
Net result from derivative transactions (Note 15)	7,897,016	(7,209,385)		(255,582)		(14,539,996)
General and administrative	5,112,958	5,328,469		14,864,773		15,510,475
Total expenses	28,279,128	16,770,971		57,806,170		54,621,292
Other Income:
Gain on sale of real estate assets	-	-		63,739		-
Gain on sale of mortgage revenue bond	-	-		1,012,581		-
Gain on sale of investments in unconsolidated entities	-	32,385		56,986		22,725,398
Earnings (losses) from investments in unconsolidated entities	(704,096)	-		(825,652)		-
Income (loss) before income taxes	(4,637,674)	9,735,550		11,186,859		47,820,153
Income tax expense (benefit)	(1,967)	6,172		(3,951)		12,381
Net income (loss)	(4,635,707)	9,729,378		11,190,810		47,807,772
Redeemable Preferred Unit distributions and accretion	(741,476)	(700,156)		(2,250,194)		(2,245,988)
Net income (loss) available to Partners	$(5,377,183)	$9,029,222		$8,940,616		$45,561,784

Net income (loss) available to Partners allocated to:
General Partner	$(53,772)	$25,049		$88,836		$3,514,195
Limited Partners - BUCs	(5,399,340)	8,922,236		8,649,222		41,737,030
Limited Partners - Restricted units	75,929	81,937		202,558		310,559
	$(5,377,183)	$9,029,222		$8,940,616		$45,561,784
BUC holders' interest in net income (loss) per BUC, basic and diluted	$(0.23)	$0.39	**	$0.38	*	$1.82	**
Weighted average number of BUCs outstanding, basic	23,085,261	22,923,956	**	23,056,467	*	22,924,023	**
Weighted average number of BUCs outstanding, diluted	23,085,261	22,923,956	**	23,056,467	*	22,924,023	**

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

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(4,635,707)	$9,729,378	$11,190,810	$47,807,772
Reclassification of gain on sale of mortgage revenue bond to net income	-	-	(1,012,581)	-
Unrealized gains (losses) on securities	17,624,196	(47,774,201)	(3,979,938)	(38,876,229)
Unrealized losses on bond purchase commitments	(46,238)	(250,548)	(197,788)	(211,377)
Comprehensive income (loss)	$12,942,251	$(38,295,371)	$6,000,503	$8,720,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted		BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$543,977	23,088,268	*	$348,762,731	$349,306,708	$59,604,899
Distributions paid or accrued ($0.368 per BUC):*
Regular distribution	(86,223)	-		(8,536,064)	(8,622,287)	-
Distribution of Tier 3 income (Note 22)	-	-		(50,000)	(50,000)	-
Cash paid in lieu of fractional BUCs	-	-		(1,772)	(1,772)	-
Net income allocable to Partners	98,311	-		9,782,829	9,881,140	-
Sale of BUCs, net of issuance costs	-	64,765	*	1,055,267	1,055,267	-
Restricted units awarded	-	109,581	*	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(105)	*	-	-	-
Restricted unit compensation expense	3,323	-		328,998	332,321	-
Unrealized losses on securities	(120,087)	-		(11,888,650)	(12,008,737)	(12,008,737)
Unrealized losses on bond purchase commitments	(630)	-		(62,329)	(62,959)	(62,959)
Balance as of March 31, 2024	438,671	23,262,509		339,391,010	339,829,681	47,533,203
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(86,974)	-		(8,610,477)	(8,697,451)	-
Distribution of Tier 3 income (Note 22)	-	-		(6,986)	(6,986)	-
Cash paid in lieu of fractional BUCs	-	-		(1,696)	(1,696)	-
Net income allocable to Partners	44,297	-		4,392,362	4,436,659	-
Sale of BUCs, net of issuance costs	-	28,037		438,685	438,685	-
Rounding of BUCs related to BUCs Distributions	-	(104)		-	-	-
Restricted unit compensation expense	5,586	-		552,975	558,561	-
Unrealized losses on securities	(95,954)	-		(9,499,443)	(9,595,397)	(9,595,397)
Unrealized losses on bond purchase commitments	(885)	-		(87,706)	(88,591)	(88,591)
Reclassification of gain on sale of mortgage revenue bond to net income	(10,126)	-		(1,002,455)	(1,012,581)	(1,012,581)
Balance as of June 30, 2024	294,615	23,290,442		325,566,269	325,860,884	36,836,634
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(87,045)	-		(8,617,464)	(8,704,509)	-
Net loss allocable to Partners	(53,772)	-		(5,323,411)	(5,377,183)	-
Restricted unit compensation expense	5,647	-		559,052	564,699	-
Unrealized gains on securities	176,242	-		17,447,954	17,624,196	17,624,196
Unrealized losses on bond purchase commitments	(463)	-		(45,775)	(46,238)	(46,238)
Balance as of September 30, 2024	$335,224	$23,290,442		$329,586,625	$329,921,849	$54,414,592

* The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

	General Partner	# of BUCs - Restricted and Unrestricted**	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$285,571	23,011,517	$323,669,946	$323,955,517	$43,748,239
Cumulative effect of accounting change (Note 2)	(59,490)	-	(5,889,510)	(5,949,000)	-
Distributions paid or accrued ($0.364 per BUC):**
Regular distribution	(11,756)	-	(1,163,807)	(1,175,563)	-
Distribution of Tier 2 income (Note 22)	(2,415,221)	-	(7,245,663)	(9,660,884)	-
Cash paid in lieu of fractional BUCs	-	-	(2,639)	(2,639)	-
Net income allocable to Partners	2,479,058	-	13,565,514	16,044,572	-
Restricted units awarded	-	102,087	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(151)	-	-	-
Restricted unit compensation expense	3,500	-	346,459	349,959	-
Unrealized gains on securities	203,975	-	20,193,567	20,397,542	20,397,542
Unrealized gains on bond purchase commitments	1,125	-	111,422	112,547	112,547
Balance as of March 31, 2023	486,762	23,113,453	343,585,289	344,072,051	64,258,328
Distributions paid or accrued ($0.364 per BUC):**
Regular distribution	(20,022)	-	(1,982,187)	(2,002,209)	-
Distribution of Tier 2 income (Note 22)	(878,407)	-	(2,635,222)	(3,513,629)	-
Distribution of Tier 3 income (Note 22)	-	-	(3,806,269)	(3,806,269)	-
Net income allocable to Partners	1,010,088	-	19,477,902	20,487,990	-
Restricted units awarded	-	2,155	-	-	-
Rounding of BUCs related to BUCs Distributions	-	-	-	-	-
Restricted unit compensation expense	5,871	-	581,306	587,177	-
Unrealized losses on securities	(114,995)	-	(11,384,575)	(11,499,570)	(11,499,570)
Unrealized losses on bond purchase commitments	(733)	-	(72,643)	(73,376)	(73,376)
Balance as of June 30, 2023	488,564	23,115,608	343,763,601	344,252,165	52,685,382
Distributions paid or accrued ($0.365 per BUC):**
Regular distribution	(84,486)	-	(8,364,147)	(8,448,633)	-
Distribution of Tier 2 income (Note 22)	64,919	-	194,758	259,677	-
Distribution of Tier 3 income (Note 22)	-	-	(292,064)	(292,064)	-
Cash paid in lieu of fractional BUCs	-	-	(1,831)	(1,831)	-
Net income allocable to Partners	25,049	-	9,004,173	9,029,222	-
Restricted units awarded	-	1,032	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(112)	-	-	-
Restricted unit compensation expense	6,035	-	597,438	603,473	-
Unrealized losses on securities	(477,742)	-	(47,296,459)	(47,774,201)	(47,774,201)
Unrealized losses on bond purchase commitments	(2,506)	-	(248,042)	(250,548)	(250,548)
Balance as of September 30, 2023	$19,833	23,116,528	$297,357,427	$297,377,260	$4,660,633

** The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$11,190,810	$47,807,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,900	1,223,822
Amortization of deferred financing costs	1,187,700	1,751,442
Gain on sale of investments in unconsolidated entities	(56,986)	(22,725,398)
(Earnings) losses from investments in unconsolidated entities	825,652	-
Gain on sale of real estate assets	(63,739)	-
Gain on sale of mortgage revenue bond	(1,012,581)	-
Provision for credit losses	(1,012,308)	(1,881,000)
Recovery of prior credit loss	(51,844)	(51,656)
(Gains) losses on derivative instruments, net of cash paid	5,011,428	(6,805,254)
Restricted unit compensation expense	1,455,581	1,540,609
Bond premium, discount and acquisition fee amortization	(1,225,040)	(161,571)
Debt premium amortization	(30,354)	(30,424)
Deferred income tax expense (benefit) & income tax payable/receivable	(3,952)	11,554
Change in preferred return receivable from unconsolidated entities, net	(3,842,444)	(4,410,406)
Changes in operating assets and liabilities
Decrease in interest receivable	1,162,254	2,002,214
Decrease in other assets	633,993	838,613
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(837,543)	1,085,935
Net cash provided by operating activities	13,348,527	20,196,252
Cash flows from investing activities:
Advances on mortgage revenue bonds	(141,175,652)	(119,452,688)
Advances on taxable mortgage revenue bonds	(10,077,000)	(10,319,875)
Advances on governmental issuer loans	(31,842,328)	(60,352,488)
Advances on taxable governmental issuer loans	(157,672)	(5,573,000)
Advances on property loans	(14,026,733)	(30,125,762)
Contributions to unconsolidated entities	(29,073,216)	(18,643,536)
Capital expenditures	-	(578,461)
Proceeds from sale of land held for development	-	441,714
Proceeds from sale of the Suites on Paseo MF Property	63,739	-
Proceeds from sale of a mortgage revenue bond	8,221,234	-
Proceeds from sale of investments in unconsolidated entities	56,986	44,042,573
Principal payments received on mortgage revenue bonds	27,383,960	23,383,265
Principal payments received on governmental issuer loans	48,087,406	104,635,623
Principal payments received on taxable mortgage revenue bonds	12,509,389	7,008,583
Principal payments received on taxable governmental issuer loans	10,573,000	-
Principal payments received on property loans	80,895,334	88,226,286
Net cash provided by (used in) investing activities	(38,561,553)	22,692,234
Cash flows from financing activities:
Distributions paid	(28,081,289)	(33,302,952)
Proceeds from the sale of BUCs	1,532,484	-
Payment of offering costs related to the sale of BUCs	(30,662)	-
Proceeds from debt financing	186,595,000	236,292,000
Principal payments on debt financing	(139,519,604)	(214,115,888)
Principal borrowing on mortgages payable	-	25,000,000
Principal borrowing on secured lines of credit	102,150,000	111,700,000
Principal payments on secured lines of credit	(91,150,000)	(150,700,000)
Decrease in security deposit liability related to restricted cash	-	(50,695)
Proceeds upon issuance of Redeemable Preferred Units	5,000,000	18,000,000
Payment upon redemption of Redeemable Preferred Units	(10,000,000)	(20,000,000)
Debt financing and other deferred costs paid	(1,196,735)	(1,522,362)
Net cash provided by (used in) financing activities	25,299,194	(28,699,897)
Net increase in cash, cash equivalents and restricted cash	86,168	14,188,589
Cash, cash equivalents and restricted cash at beginning of period	47,734,146	92,637,256
Cash, cash equivalents and restricted cash at end of period	$47,820,314	$106,825,845

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,080,063	$41,644,811
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,704,509	$8,481,019
Distributions declared but not paid for Preferred Units	735,938	693,750
Exchange of Redeemable Preferred Units	17,500,000	7,000,000
Deferred financing costs financed through accounts payable	448,079	149,650
Non-cash contribution to unconsolidated entity	-	997,062
Capital expenditures financed through accounts payable	-	5,902

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$37,374,268	$58,917,793
Restricted cash	10,446,046	47,908,052
Total cash, cash equivalents and restricted cash	$47,820,314	$106,825,845

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023. These condensed consolidated financial statements and notes have been prepared consistently with the 2023 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of September 30, 2024, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2023 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

On September 18, 2024, the Federal Reserve reduced the federal funds rate by 50 basis points in response to current employment, price and economic data, including indications of declining year-over-year inflation rates directionally toward the Federal Reserve’s long-term annual inflation target of 2%. In addition, geopolitical conflicts continue to impact the general global economic environment. These factors have maintained volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, which may result in collateral posting requirements under our debt financing arrangements. In addition, changes in short-term interest rates will directly impact the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The aggregate effects of the recent inflationary environment experienced in the United States may continue to adversely impact operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Continuing elevated levels of general and administrative expenses of the Partnership may adversely affect the Partnership’s operating results, including a reduction in net income.

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

The Partnership declared BUCs Distributions in the form of additional BUCs during the first quarter of 2024 and during the year ended December 31, 2023. All fractional BUCs resulting from the BUCs Distributions received cash for such fraction based on the market value of the BUCs on the record date. The BUCs Distributions have been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s condensed consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. For the year ended December 31, 2023, the Partnership began reporting the realized and unrealized (gains) losses of its derivative transactions within “Net result from derivative transactions” on the Partnership’s consolidated statements of operations. Previously, the realized and unrealized (gains) losses of the Partnership's derivative transactions had been reported within "Interest expense" on the Partnership’s consolidated statement of operations. Accordingly, for the three and nine months ended September 30, 2023, the Partnership has included the realized and unrealized (gains) losses of its derivative transactions within “Net result from derivative transactions” in conformity with the current reporting period presented herein. This reclassification has no effect on the Partnership’s reported “Net income” or “Partners’ capital” in the Partnership’s condensed consolidated financial statements for the periods presented.

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

The Partnership held variable interests in 29 and 33 non-consolidated VIEs as of September 30, 2024 and December 31, 2023, respectively. The following table summarizes the Partnership’s carrying value by asset and maximum exposure to loss associated with the variable interests as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds held in trust	$185,500,043	$179,022,565	$101,785,909	$95,186,213
Mortgage revenue bonds	-	-	3,450,188	3,150,000
Taxable mortgage revenue bonds (reported within other assets)	1,997,271	2,008,876	13,488,560	13,520,631
Governmental issuer loans held in trust	184,499,628	184,499,628	202,547,300	202,547,300
Taxable governmental issuer loans (reported within other assets)	3,157,672	3,157,672	13,573,000	13,573,000
Property loans	40,832,992	40,832,992	107,511,750	107,511,750
Investments in unconsolidated entities	168,743,254	168,743,254	136,653,246	136,653,246
	$584,730,860	$578,264,987	$579,009,953	$572,142,140

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of September 30, 2024 and December 31, 2023 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the carrying values in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has future MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $56.4 million and $15.4 million, respectively, as of September 30, 2024 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of September 30, 2024 and December 31, 2023 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $19.3 million, $53.4 million, $0.5 million, and $28.7 million, respectively, as of September 30, 2024 (Note 16).

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

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s consolidated balance sheets. The VIE has not reported any income or expenses during the three and nine months ended September 30, 2024 and 2023. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Assets:
Restricted cash	$36,531	$12,605
Interest receivable, net	6,806,600	6,920,851
Mortgage revenue bonds held in trust, at fair value	1,026,363,997	883,030,786
Governmental issuer loans
Governmental issuer loans held in trust	206,702,222	222,947,300
Allowance for credit losses	(1,063,000)	(1,294,000)
Governmental issuer loans, net	205,639,222	221,653,300
Property loans
Property loans	48,082,992	108,271,420
Allowance for credit losses	(449,000)	(675,000)
Property loans, net	47,633,992	107,596,420
Real estate assets	3,606,658	3,606,658
Other assets	22,640,161	24,999,197
Total Assets	$1,312,727,161	$1,247,819,817

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$8,223,126	$8,656,003
Debt financing (2)	1,065,359,419	1,018,314,376
Mortgages payable (3)	1,690,000	1,690,000
Total Liabilities	$1,075,272,545	$1,028,660,379
(1)
Of the amounts reported, $5,037,120 and $5,495,426 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of September 30, 2024 and December 31, 2023, respectively.
(2)
Of the amounts reported, $364,085,420 and $367,807,377 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of September 30, 2024 and December 31, 2023, respectively.
(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of September 30, 2024 and December 31, 2023, respectively.

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

4. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (5)	AZ	$26,322,560	$2,161,492	$-	$28,484,052
40rty on Colony - Series P (5)	CA	5,962,679	634,867	-	6,597,546
CCBA Senior Garden Apartments (5)	CA	3,729,631	90,625	-	3,820,256
Courtyard - Series A (3)	CA	9,695,374	696,324	-	10,391,698
Glenview Apartments - Series A (2)	CA	4,264,440	234,094	-	4,498,534
Harmony Court Bakersfield - Series A (3)	CA	3,535,068	224,714	-	3,759,782
Harmony Terrace - Series A (3)	CA	6,545,401	472,114	-	7,017,515
Harden Ranch - Series A (1)	CA	6,281,531	363,312	-	6,644,843
Las Palmas II - Series A (3)	CA	1,603,453	105,861	-	1,709,314
Lutheran Gardens (6)	CA	10,352,000	10,681	-	10,362,681
Montclair Apartments - Series A (2)	CA	2,310,286	144,151	-	2,454,437
Montecito at Williams Ranch Apartments - Series A (5)	CA	7,391,545	632,062	-	8,023,607
Montevista - Series A (5)	CA	6,569,928	824,757	-	7,394,685
Ocotillo Springs - Series A (5), (7)	CA	3,463,976	-	(89,986)	3,373,990
Ocotillo Springs - Series A-1 (5)	CA	497,059	88,592	-	585,651
Residency at Empire - Series BB-1 (5)	CA	14,112,329	853,947	-	14,966,276
Residency at Empire - Series BB-2 (5)	CA	4,000,000	276,079	-	4,276,079
Residency at Empire - Series BB-3 (5)	CA	14,000,000	774,775	-	14,774,775
Residency at Empire - Series BB-4 (5)	CA	13,800,000	283,747	-	14,083,747
Residency at the Entrepreneur - Series J-1 (5)	CA	9,080,296	163,976	-	9,244,272
Residency at the Entrepreneur - Series J-2 (5)	CA	7,500,000	203,560	-	7,703,560
Residency at the Entrepreneur - Series J-3 (5)	CA	26,080,000	774,752	-	26,854,752
Residency at the Entrepreneur - Series J-4 (5)	CA	14,020,000	-	-	14,020,000
Residency at the Entrepreneur - Series J-5 (5)	CA	1,000,000	-	-	1,000,000
Residency at the Mayer - Series A (5)	CA	29,557,380	-	-	29,557,380
Residency at the Mayer - Series M (5)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,306,234	227,267	-	3,533,501
Santa Fe Apartments - Series A (2)	CA	2,798,824	183,076	-	2,981,900
Seasons at Simi Valley - Series A (3)	CA	4,040,562	381,459	-	4,422,021
Seasons Lakewood - Series A (3)	CA	6,972,275	502,904	-	7,475,179
Seasons San Juan Capistrano - Series A (3)	CA	11,739,034	846,727	-	12,585,761
Solano Vista - Series A (5)	CA	2,596,792	271,321	-	2,868,113
Summerhill - Series A (3)	CA	6,087,330	206,461	-	6,293,791
Sycamore Walk - Series A (3)	CA	3,343,148	-	-	3,343,148
The Village at Madera - Series A (3)	CA	2,923,776	193,876	-	3,117,652
Tyler Park Townhomes - Series A (1)	CA	5,468,065	31,246	-	5,499,311
Village at Hanford Square - Series H (5)	CA	10,400,000	915,573	-	11,315,573
Vineyard Gardens - Series A (5)	CA	3,848,885	392,319	-	4,241,204
Westside Village Market - Series A (1)	CA	3,573,372	195,799	-	3,769,171
Handsel Morgan Village Apartments (5)	GA	2,150,000	248,980	-	2,398,980
MaryAlice Circle Apartments (5)	GA	5,900,000	736,170	-	6,636,170
Copper Gate Apartments (1)	IN	4,780,000	-	-	4,780,000
Renaissance - Series A (2)	LA	10,306,124	446,760	-	10,752,884
Live 929 Apartments - Series 2022A (5)	MD	58,504,219	4,312,250	-	62,816,469
Woodington Gardens Apartments - Series A-1 (5)	MD	31,150,000	3,985,399	-	35,135,399
Meadow Valley (5), (8)	MI	36,770,768	-	(936,992)	35,833,776
Jackson Manor Apartments (5), (9)	MS	4,792,150	-	(220,535)	4,571,615
Village Point (6)	NJ	23,000,000	81,983	-	23,081,983
Silver Moon - Series A (2)	NM	7,419,717	791,735	-	8,211,452
Village at Avalon (4)	NM	15,702,174	1,680,596	-	17,382,770
Columbia Gardens (3)	SC	12,201,896	723,229	-	12,925,125
Companion at Thornhill Apartments (3)	SC	10,523,796	496,255	-	11,020,051
The Ivy Apartments (5)	SC	30,560,832	1,620,042	-	32,180,874
The Palms at Premier Park Apartments (1)	SC	17,663,033	136,730	-	17,799,763
The Park at Sondrio - Series 2022A (5)	SC	38,100,000	2,266,828	-	40,366,828
The Park at Vietti - Series 2022A (5)	SC	26,985,000	1,669,536	-	28,654,536
Village at River's Edge (3)	SC	9,500,083	1,117,743	-	10,617,826
Willow Run (3)	SC	12,031,740	712,518	-	12,744,258
Windsor Shores Apartments - Series A (5)	SC	21,545,000	1,290,595	-	22,835,595
Arbors at Hickory Ridge (1)	TN	10,280,197	1,524,823	-	11,805,020
Avistar at Copperfield - Series A (5)	TX	13,256,750	821,812	-	14,078,562
Avistar at the Crest - Series A (1)	TX	8,657,283	750,764	-	9,408,047
Avistar at the Oaks - Series A (1)	TX	7,009,150	560,305	-	7,569,455
Avistar at the Parkway - Series A (2)	TX	12,144,850	605,382	-	12,750,232
Avistar at Wilcrest - Series A (5)	TX	5,024,040	290,852	-	5,314,892
Avistar at Wood Hollow - Series A (5)	TX	38,147,421	2,286,549	-	40,433,970
Avistar in 09 - Series A (1)	TX	6,052,124	499,260	-	6,551,384
Avistar on the Boulevard - Series A (1)	TX	14,748,623	1,066,658	-	15,815,281
Avistar on the Hills - Series A (1)	TX	4,798,619	383,597	-	5,182,216
Bruton Apartments (3)	TX	17,094,106	-	-	17,094,106
Concord at Gulfgate - Series A (3)	TX	18,021,427	1,482,518	-	19,503,945
Concord at Little York - Series A (3)	TX	12,624,862	1,038,574	-	13,663,436
Concord at Williamcrest - Series A (3)	TX	19,557,264	1,658,290	-	21,215,554
Crossing at 1415 - Series A (3)	TX	7,013,109	448,177	-	7,461,286
Decatur Angle (3)	TX	21,472,292	-	-	21,472,292
Esperanza at Palo Alto (3)	TX	18,621,264	1,897,879	-	20,519,143
Heights at 515 - Series A (3)	TX	6,420,622	483,333	-	6,903,955
Heritage Square - Series A (2)	TX	10,076,722	471,599	-	10,548,321
Oaks at Georgetown - Series A (3)	TX	11,696,347	616,020	-	12,312,367
15 West Apartments (3)	WA	9,306,460	1,309,587	-	10,616,047
Aventine Apartments (5)	WA	9,500,000	1,352,375	-	10,852,375
Mortgage revenue bonds held in trust		$971,383,297	$56,228,213	$(1,247,513)	$1,026,363,997

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
(7)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of September 30, 2024, the MRB has been in an unrealized loss position for at least 12 months.

(8)
The Partnership has a remaining MRB funding commitment of approximately $7.3 million as of September 30, 2024. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of September 30, 2024 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of September 30, 2024, the MRB has been in an unrealized loss position for more than 12 months.
(9)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of September 30, 2024, the MRB has been in an unrealized loss position for less than 12 months.

	September 30, 2024
Description of Mortgage Revenue Bonds held by the Partnership	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Wellspring Apartments	CA	$3,909,696	$270,269	$-	$4,179,965
Avistar at the Crest - Series B	TX	713,129	42,274	-	755,403
Avistar at the Oaks - Series B	TX	522,660	29,336	-	551,996
Avistar at the Parkway - Series B	TX	122,305	16,079	-	138,384
Avistar in 09 - Series B	TX	431,147	24,199	-	455,346
Avistar on the Boulevard - Series B	TX	423,743	22,306	-	446,049
Mortgage revenue bonds		$6,122,680	$404,463	$-	$6,527,143

	December 31, 2023
Description of Mortgage Revenue Bonds Held in Trust	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (5)	AZ	$7,667,299	$2,717,033	$-	$10,384,332
40rty on Colony - Series P (5)	CA	5,964,008	739,204	-	6,703,212
Courtyard - Series A (3)	CA	9,774,107	845,146	-	10,619,253
Glenview Apartments - Series A (2)	CA	4,312,025	298,507	-	4,610,532
Harmony Court Bakersfield - Series A (3)	CA	3,563,775	275,305	-	3,839,080
Harmony Terrace - Series A (3)	CA	6,598,285	573,928	-	7,172,213
Harden Ranch - Series A (1)	CA	6,355,567	441,345	-	6,796,912
Las Palmas II - Series A (3)	CA	1,616,607	128,930	-	1,745,537
Lutheran Gardens (6), (7)	CA	10,352,000	-	(30,994)	10,321,006
Montclair Apartments - Series A (2)	CA	2,336,065	170,291	-	2,506,356
Montecito at Williams Ranch Apartments - Series A (5)	CA	7,442,435	846,333	-	8,288,768
Montevista - Series A (5)	CA	6,607,973	992,675	-	7,600,648
Residency at Empire - Series BB-1 (5)	CA	14,117,540	1,004,021	-	15,121,561
Residency at Empire - Series BB-2 (5)	CA	4,000,000	320,446	-	4,320,446
Residency at Empire - Series BB-3 (5)	CA	5,055,000	575,709	-	5,630,709
Residency at the Entrepreneur - Series J-1 (5)	CA	9,085,429	181,504	-	9,266,933
Residency at the Entrepreneur - Series J-2 (5)	CA	7,500,000	222,445	-	7,722,445
Residency at the Entrepreneur - Series J-3 (5)	CA	12,300,000	697,895	-	12,997,895
Residency at the Mayer - Series A (5)	CA	29,560,945	-	-	29,560,945
San Vicente - Series A (3)	CA	3,333,357	265,848	-	3,599,205
Santa Fe Apartments - Series A (2)	CA	2,830,055	206,301	-	3,036,356
Seasons at Simi Valley - Series A (3)	CA	4,083,273	443,901	-	4,527,174
Seasons Lakewood - Series A (3)	CA	7,028,608	611,358	-	7,639,966
Seasons San Juan Capistrano - Series A (3)	CA	11,833,880	992,473	-	12,826,353
Summerhill - Series A (3)	CA	6,136,763	381,019	-	6,517,782
Sycamore Walk - Series A (3)	CA	3,380,901	226,216	-	3,607,117
The Village at Madera - Series A (3)	CA	2,947,519	227,699	-	3,175,218
Tyler Park Townhomes - Series A (1)	CA	5,533,307	119,693	-	5,653,000
Village at Hanford Square - Series H (5)	CA	10,400,000	1,073,808	-	11,473,808
Vineyard Gardens - Series A (5)	CA	3,874,962	461,663	-	4,336,625
Westside Village Market - Series A (1)	CA	3,616,007	223,459	-	3,839,466
MaryAlice Circle Apartments (5)	GA	5,900,000	880,643	-	6,780,643
Copper Gate Apartments (1), (7)	IN	4,780,000	-	(5)	4,779,995
Renaissance - Series A (2)	LA	10,429,392	1,221,077	-	11,650,469
Live 929 Apartments - Series 2022A (5)	MD	58,333,646	3,275,636	-	61,609,282
Meadow Valley (5), (8)	MI	20,863,114	-	(920,148)	19,942,966
Jackson Manor Apartments (5)	MS	4,824,474	209,082	-	5,033,556
Village Point (6)	NJ	23,000,000	192,788	-	23,192,788
Silver Moon - Series A (2)	NM	7,480,455	928,841	-	8,409,296
Village at Avalon (4)	NM	15,808,184	1,962,627	-	17,770,811
Columbia Gardens (3)	SC	12,351,218	807,633	-	13,158,851
Companion at Thornhill Apartments (3)	SC	10,639,506	598,197	-	11,237,703
The Ivy Apartments (5)	SC	30,567,832	1,933,208	-	32,501,040
The Palms at Premier Park Apartments (1)	SC	17,872,527	427,099	-	18,299,626
The Park at Sondrio - Series 2022A (5)	SC	38,100,000	2,682,964	-	40,782,964
The Park at Vietti - Series 2022A (5)	SC	26,985,000	1,972,695	-	28,957,695
Village at River's Edge (3)	SC	9,566,110	1,000,545	-	10,566,655
Willow Run (3)	SC	12,180,025	817,941	-	12,997,966
Windsor Shores Apartments - Series A (5)	SC	21,545,000	1,530,085	-	23,075,085
Arbors at Hickory Ridge (1)	TN	10,417,646	1,805,985	-	12,223,631
Avistar at Copperfield - Series A (5)	TX	13,378,386	983,586	-	14,361,972
Avistar at the Crest - Series A (1)	TX	8,762,826	909,437	-	9,672,263
Avistar at the Oaks - Series A (1)	TX	7,091,928	666,990	-	7,758,918
Avistar at the Parkway - Series A (2)	TX	12,270,653	830,179	-	13,100,832
Avistar at Wilcrest - Series A (5)	TX	5,070,137	313,010	-	5,383,147
Avistar at Wood Hollow - Series A (5)	TX	38,497,436	2,648,201	-	41,145,637
Avistar in 09 - Series A (1)	TX	6,123,600	593,430	-	6,717,030
Avistar on the Boulevard - Series A (1)	TX	14,928,425	1,346,449	-	16,274,874
Avistar on the Hills - Series A (1)	TX	4,855,291	470,520	-	5,325,811
Bruton Apartments (3), (7)	TX	17,220,941	-	(13,366)	17,207,575
Concord at Gulfgate - Series A (3)	TX	18,190,721	1,807,038	-	19,997,759
Concord at Little York - Series A (3)	TX	12,743,460	1,302,221	-	14,045,681
Concord at Williamcrest - Series A (3)	TX	19,740,985	2,017,280	-	21,758,265
Crossing at 1415 - Series A (3)	TX	7,082,698	565,843	-	7,648,541
Decatur Angle (3), (7)	TX	21,646,255	-	(16,674)	21,629,581
Esperanza at Palo Alto (3)	TX	18,751,278	2,480,537	-	21,231,815
Heights at 515 - Series A (3)	TX	6,484,332	602,199	-	7,086,531
Heritage Square - Series A (2)	TX	10,186,405	606,579	-	10,792,984
Oaks at Georgetown - Series A (3)	TX	11,790,848	838,472	-	12,629,320
15 West Apartments (3)	WA	9,371,808	1,478,567	-	10,850,375
Mortgage revenue bonds held in trust		$825,040,234	$58,971,739	$(981,187)	$883,030,786

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

The Partnership has accrued interest receivable related to its MRBs of approximately $5.1 million and approximately $4.7 million as of September 30, 2024 and December 31, 2023, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of September 30, 2024. See Note 16 for additional information regarding the Partnership’s MRB funding commitments.

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

Activity in the First Nine Months of 2024

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the nine months ended September 30, 2024:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Initial Principal Funding
Residency at the Mayer - Series M (1)	March 2024	Hollywood, CA	79	4/1/2039	SOFR + 3.60%	(2)	$11,500,000
Woodington Gardens Apartments - Series A-1	April 2024	Baltimore, MD	197	5/1/2029	7.80%		31,150,000
Aventine Apartments	May 2024	Bellevue, WA	68	6/1/2031	7.68%		9,500,000
Wellspring Apartments (3)	August 2024	Long Beach, CA	88	9/1/2039	4.85%		3,900,000
							$56,050,000
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
(3)
The investment was previously reported as the Anaheim & Walnut bond purchase commitment and has converted to an MRB.

Sales:

The following MRB was sold at a price that approximated the Partnership’s carrying value plus accrued interest during the nine months ended September 30, 2024:

Property Name	Month Sold	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Sale
Brookstone	May 2024	Waukegan, IL	168	5/1/2040	5.45%	$8,221,234

The Partnership realized a gain on sale of the Brookstone MRB of approximately $1.0 million related to collection of an unamortized discount upon sale.

Redemptions:

The following MRBs were redeemed at a price that approximated the outstanding principal balance plus accrued interest during the nine months ended September 30, 2024:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Southpark	July 2024	Austin, TX	192	12/1/2049	6.13%	$12,300,000
Runnymede	August 2024	Austin, TX	252	10/1/2024	6.00%	9,315,000
						$21,615,000

Upon redemption of the Southpark MRB, the Partnership recognized investment income of $1.1 million related to its previously unamortized discount on the MRB.

In connection with the final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB in July 2024, the Partnership received approximately $365,000 and recovered approximately $169,000 of its previously recognized allowance for credit loss (see Note 10).

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
(3)
Village Point is a seniors housing property with 120 beds in 92 units

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

All GILs were held in trust in connection with TOB trust financings as of September 30, 2024 and December 31, 2023 (Note 13). At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of September 30, 2024 and December 31, 2023:

						As of September 30, 2024
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2025	SOFR + 3.07%	7.91%	$34,620,000
Osprey Village (3)	July 2021	Kissimmee, FL	383	2/1/2025	SOFR + 3.07%	8.40%	60,000,000
Willow Place Apartments (3)	September 2021	McDonough, GA	182	11/1/2024	SOFR + 3.30%	8.63%	20,702,594
Willow Place Apartments Supplemental	November 2023	McDonough, GA	n/a	11/1/2024	SOFR + 3.45%	8.78%	1,500,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	35,688,328
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	17,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	24,550,000
Sandy Creek Apartments (3)	August 2023	Bryan, TX	140	9/1/2026	7.83% (5)	7.83%	12,100,000
			1,339				$206,702,222
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

The Partnership has accrued interest receivable related to its GILs of approximately $1.3 million and approximately $1.5 million as of September 30, 2024 and December 31, 2023, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs and property loans (Note 6) with total outstanding principal of $128.9 million and $7.3 million, respectively, as of September 30, 2024. The guaranties relate to the Partnership’s investments in Legacy Commons at Signal Hills, Osprey Village, Willow Place Apartments, and Sandy Creek Apartments. The affiliates also provide a limited-to-full guaranty for The Safford MRB.

The Partnership has remaining commitments to provide additional funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of September 30, 2024. See Note 16 for further information regarding the Partnership’s remaining GIL funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Nine Months of 2024

During the nine months ended September 30, 2024, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Hope on Avalon	January 2024	$23,390,000
Magnolia Heights	September 2024	20,400,000
		$43,790,000

The following GIL principal payment was received during the nine months ended September 30, 2024:

Property Name	Month Repaid	Principal Proceeds
Willow Place Apartments	August 2024	$4,297,406

In February 2024, the Partnership recognized a fee of approximately $87,000 in other income in connection with an extension of the maturity date of the Legacy Commons at Signal Hills GIL to August 1, 2024. In July 2024, the Partnership recognized a fee of approximately $87,000 in other income in connection with an additional extension of the maturity date of the Legacy Commons at Signal Hills GIL to February 1, 2025.

In June 2024, the Partnership recognized a fee of approximately $51,000 in other income in connection with an extension of the maturity date of the Magnolia Heights GIL to October 1, 2024.

In July 2024, the Partnership recognized a fee of approximately $150,000 in other income in connection with an extension of the maturity date of the Osprey Village GIL to February 1, 2025.

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

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Sandy Creek Apartments	$7,287,992	$-	$7,287,992	9/1/2026	8.63% (2)
Subtotal	7,287,992	-	7,287,992

Mezzanine Financing (3)
SoLa Impact Opportunity Zone Fund	$33,545,000	$-	$33,545,000	12/30/2024	7.875%
The Centurion Foundation	7,250,000	-	7,250,000	6/15/2039	10.50%
Subtotal	40,795,000	-	40,795,000

Other
The 50/50 MF Property	$7,109,611	$-	$7,109,611	3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Subtotal	7,604,611	(495,000)	7,109,611

Total	$55,687,603	$(495,000)	$55,192,603

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
The property loans are held in trust in connection with a TOB trust financing (Note 13).

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

The Partnership has accrued interest receivable related to its property loans of approximately $333,000 and approximately $1.7 million as of September 30, 2024 and December 31, 2023, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans on a draw-down basis during construction of the secured properties as of September 30, 2024. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Nine Months of 2024

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

The following property loan principal payments were received during the nine months ended September 30, 2024:

Property Name	Month Repaid	Principal Proceeds
Legacy Commons at Signal Hills	February 2024	$32,233,972
Osprey Village	February 2024	14,998,296
Osprey Village Supplemental	February 2024	4,600,000
Willow Place Apartments	February 2024	18,875,606
Willow Place Apartments Supplemental	February 2024	1,115,320
SoLa Impact Opportunity Zone Fund	March 2024	500,000
Avistar (February 2013 portfolio)	May 2024	201,972
Avistar (June 2013 portfolio)	May 2024	251,622
Magnolia Heights	September 2024	8,118,546
		$80,895,334

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

In June 2023, the Partnership recognized $33,000 in other income in connection with an extension of the maturity date of the Scharbauer Flats Apartments property loan to January 1, 2024.

In August 2023, concurrent with the acquisition of the Sandy Creek Apartments GIL (Note 5), the Partnership committed to provide a property loan up to $7.8 million for the construction of the underlying property on a draw-down basis. The property loan and associated GIL are on parity and share a first mortgage position on all real and personal property associated with the secured property.

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

The following table provides the details of the investments in unconsolidated entities as of September 30, 2024 and December 31, 2023:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of September 30, 2024	Carrying Value as of December 31, 2023
Current Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	$14,199,870	13,235,090
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	14,573,715	13,908,660
Vantage at Loveland	Loveland, CO	288		April 2021	October 2024	26,049,858	20,464,906
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	15,090,681	15,090,681
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	13,535,176	12,996,316
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	July 2024	15,468,569	13,131,272
Freestone Greeley	Greeley, CO	296		N/A	N/A	6,230,785	5,346,007
Freestone Cresta Bella	San Antonio, TX	296		February 2023	N/A	17,674,721	17,325,494
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	N/A	8,801,049	8,608,322
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	N/A	17,425,290	7,518,717
Freestone Greenville	Greenville, TX	300		April 2024	N/A	13,527,642	5,366,551
Freestone Ladera	Ladera, TX	288		August 2024	N/A	6,165,898	3,661,230
						$168,743,254	$136,653,246
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of September 30, 2024. See Note 16 for further details regarding the Partnership’s remaining funding commitments.

Activity in the First Nine Months of 2024

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the nine months ended September 30, 2024:

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

During the first nine months of 2024, the Partnership advanced funds beyond its original commitments to five Vantage unconsolidated entities totaling $8.3 million to cover additional construction and interest costs.

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

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Property revenues	$5,206,245	$2,904,950	$13,402,922	$9,926,910
Gain on sale of property	$-	$-	$-	$56,099,503
Net income (loss)	$(3,042,365)	$(1,560,982)	$(7,192,418)	$53,132,243

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of September 30, 2024 and December 31, 2023:

			September 30, 2024			December 31, 2023
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos	San Marcos, TX	(1)	2,660,615	946,043	3,606,658	2,660,615	946,043	3,606,658
Land held for development		(2)	1,109,482	-	1,109,482	1,109,482	-	1,109,482
					$4,716,140			$4,716,140
Less accumulated depreciation					-			-
Real estate assets, net					$4,716,140			$4,716,140
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

In December 2023, the Partnership sold the Suites on Paseo MF Property. Net income, exclusive of the gains on sale, related to the Suites on Paseo MF Property for the three and nine months ended September 30, 2024, and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$-	$(174,984)	$-	$152,204

9. Other Assets

The following table summarizes the Partnership’s other assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Deferred financing costs, net	$1,367,181	$850,726
Derivative instruments at fair value (Note 15)	2,704,180	5,254,663
Taxable mortgage revenue bonds, at fair value	19,858,516	21,460,288
Taxable governmental issuer loans:
Taxable governmental issuer loans	3,157,672	13,573,000
Allowance for credit losses (Note 10)	(28,000)	(77,000)
Taxable governmental issuer loans, net	3,129,672	13,496,000
Bond purchase commitment, at fair value (Note 16)	-	197,788
Other assets	1,441,316	1,935,005
Total other assets	$28,500,865	$43,194,470

The Partnership has remaining commitments to provide additional funding of the taxable MRBs and taxable GILs during construction and/or rehabilitation of the secured properties as of September 30, 2024. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

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

As of September 30, 2024, nine taxable MRBs and three taxable GILs with a reported value totaling $22.7 million were held in trust in connection with TOB trust financings (Note 13).

Activity in the First Nine Months of 2024

The following table includes details of the taxable MRB acquired during the nine months ended September 30, 2024:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Funding
Woodington Gardens Apartments - Series A-2	April 2024	Baltimore, MD	197	5/1/2029	7.80%	$2,577,000

The following taxable MRB and taxable GIL principal payments were received during the nine months ended September 30, 2024:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate		Principal Redeemed
Taxable MRBs
Residency at the Mayer Series A-T (1)	March 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	$11,500,000
Residency at the Mayer Series A-T	September 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	1,000,000
Subtotal							$12,500,000
Taxable GILs
Hope on Avalon	January 2024	Los Angeles, CA	88	2/1/2024	SOFR + 3.55%		$10,573,000
Total							$23,073,000
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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,111,000	$36,000	$1,948,000	$385,000	$3,480,000
Current provision for credit losses	(48,000)	(8,000)	(95,000)	(75,000)	(226,000)
Balance, end of period	$1,063,000	$28,000	$1,853,000	$310,000	$3,254,000

	For the Nine Months Ended September 30, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,294,000	$77,000	2,048,000	$678,000	$4,097,000
Current provision for credit losses	(231,000)	(49,000)	(195,000)	(368,000)	(843,000)
Balance, end of period	$1,063,000	$28,000	$1,853,000	$310,000	$3,254,000

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2023:

	For the Three Months ended September 30, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	1,837,000	95,000	$2,235,000	958,000	5,125,000
Current provision for credit losses	(268,000)	(9,000)	(163,000)	(122,000)	(562,000)
Balance, end of period	$1,569,000	$86,000	$2,072,000	$836,000	$4,563,000

	For the Nine Months Ended September 30, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$-	$-	$495,000	$-	$495,000
Cumulative-effect adjustment upon adoption	2,145,000	79,000	2,108,000	1,617,000	5,949,000
Current provision for credit losses	(576,000)	7,000	(531,000)	(781,000)	(1,881,000)
Balance, end of period	$1,569,000	$86,000	$2,072,000	$836,000	$4,563,000

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

The Partnership recorded a recovery of provision for credit losses of approximately $226,000 and approximately $562,000 for the three months ended September 30, 2024 and 2023, respectively. The decrease for the three months ended September 30, 2024 and 2023 are primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

The Partnership recorded a recovery of provision for credit losses of approximately $843,000 and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. The decreases for the nine months ended September 30, 2024 and 2023 are primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

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

The following tables summarize the Partnership’s carrying value by acquisition year, grouped by risk rating as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Governmental Issuer Loans
Performing	$-	$13,600,000	$77,779,628	$115,322,594	$-	$-	$206,702,222
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	13,600,000	77,779,628	115,322,594	-	-	206,702,222

Taxable Governmental Issuer Loans
Performing	$-	$-	$3,157,672	$-	$-	$-	$3,157,672
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	3,157,672	-	-	-	3,157,672

Property Loans
Performing	$7,250,000	$7,287,992	$40,654,611	$-	$-	$-	$55,192,603
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	495,000	495,000
Subtotal	7,250,000	7,287,992	40,654,611	-	-	495,000	55,687,603

Unfunded Commitments
Performing	$-	$542,008	$72,700,000	$-	$-	$-	$73,242,008
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	542,008	72,700,000	-	-	-	73,242,008

Total	$7,250,000	$21,430,000	$194,291,911	$115,322,594	$-	$495,000	$338,789,505

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Governmental Issuer Loans
Performing	$13,600,000	$66,337,300	$143,010,000	$-	$-	$-	$222,947,300
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	13,600,000	66,337,300	143,010,000	-	-	-	222,947,300

Taxable Governmental Issuer Loans
Performing	$-	$3,000,000	$10,573,000	$-	$-	$-	$13,573,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	3,000,000	10,573,000	-	-	-	13,573,000

Property Loans
Performing	$7,358,876	$48,140,860	$66,107,874	$-	-	$453,594	$122,061,204
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$495,000	-	495,000
Subtotal	7,358,876	48,140,860	66,107,874	-	495,000	453,594	122,556,204

Unfunded Commitments
Performing	$6,909,378	$104,700,000	$12,977,426	$-	$-	$-	$124,586,804
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	6,909,378	104,700,000	12,977,426	-	-	-	124,586,804

Total	$27,868,254	$222,178,160	$232,668,300	$-	$495,000	$453,594	$483,663,308

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of September 30, 2024, except as noted below. The Partnership currently has two property loans on nonaccrual status.

During the three and nine months ended September 30, 2024 and 2023, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of September 30, 2024 and December 31, 2023, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of September 30, 2024 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $7.1 million and $6.0 million as of September 30, 2024 and December 31, 2023, respectively.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$4,163,350	$9,944,579	$9,910,079	$9,978,891
Current provision for credit loss (1)	-	-	(169,308)	-
Write-offs (1)	-	-	(5,542,921)	-
Recovery of prior credit loss (2)	(17,344)	(17,344)	(51,844)	(51,656)
Balance, end of period (3)	$4,146,006	$9,927,235	$4,146,006	$9,927,235
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
(3)
The allowance for credit losses as of September 30, 2024 was related to the Live 929 Apartments – 2022A MRB. The allowance for credit losses as of September 30, 2023 was related to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2022A MRB

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts payable	$983,863	$1,518,267
Accrued expenses	4,774,029	4,104,945
Accrued interest expense	7,591,941	7,935,327
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 10)	310,000	678,000
Derivative instruments at fair value (Note 15)	3,166,639	705,694
Other liabilities	1,301,514	1,419,233
Total accounts payable, accrued expenses and other liabilities	$24,724,608	$22,958,088

12. Secured Lines of Credit

The following tables summarize the Partnership’s LOCs as of September 30, 2024 and December 31, 2023:

Secured Lines of Credit	Outstanding as of September 30, 2024	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
BankUnited General LOC	$40,500,000	$50,000,000	June 2025 (1)	Variable (2)	Monthly	8.67%
Bankers Trust Acquisition LOC	3,900,000	50,000,000	June 2025 (3)	Variable (4)	Monthly	7.67%
	$44,400,000	$100,000,000

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

General LOC

The Partnership has entered into a Secured Credit Agreement with a commitment of up to $50.0 million for the General LOC. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, senior housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of September 30, 2024, the borrowing base exceeded $50.0 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of September 30, 2024. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon certain increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of September 30, 2024.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of September 30, 2024.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of September 30, 2024 and December 31, 2023:

		Outstanding Debt Financings as of September 30, 2024, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	$65,602,590	$4,925	2024	Variable	Yes	3.18%	1.23%	4.41%
M33 TEBS		28,337,045	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		208,071,546	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		302,011,181							4.29%

TEBS Residual Financing		$60,235,726	$24,000	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$23,454,031	(4)	2024	Variable	No	5.10%	1.78%	6.88%
Montevista - Series A		5,584,855	(4)	2025	Variable	Yes	3.47%	1.28%	4.75%
The Park at Sondrio - Series 2022A		30,429,005	(4)	2025	Variable	Yes	3.47%	1.43%	4.90%
The Park at Vietti - Series 2022A		21,547,922	(4)	2025	Variable	Yes	3.47%	1.43%	4.90%
Residency at the Entrepreneur MRBs		34,060,000	(4)	2025	Variable	Yes	3.47%	1.45%	4.92%
Legacy Commons at Signal Hills GIL		31,155,000	(4)	2025	Variable	Yes	3.47%	0.91%	4.38%
Osprey Village GIL		49,475,000	(4)	2025	Variable	Yes	3.47%	1.19%	4.66%
Residency at Empire MRBs		36,512,300	(4)	2026	Variable	Yes	3.47%	1.42%	4.89%
The Ivy Apartments		24,355,795	(4)	2026	Variable	Yes	3.47%	1.44%	4.91%
Windsor Shores Apartments		17,203,489	(4)	2026	Variable	Yes	3.47%	1.44%	4.91%
Village at Hanford Square		7,772,953	(4)	2026	Variable	Yes	3.47%	1.44%	4.91%
MaryAlice Circle Apartments		4,694,452	(4)	2026	Variable	Yes	3.47%	1.44%	4.91%
Meadow Valley		27,401,803	(4)	2026	Variable	Yes	3.47%	1.44%	4.91%
40rty on Colony		4,448,093	(4)	2026	Variable	Yes	3.47%	1.44%	4.91%
Sandy Creek Apartments GIL		9,634,613	(4)	2026	Variable	Yes	3.47%	1.44%	4.91%
Residency at the Mayer MRBs		33,804,984	(4)	2026	Variable	Yes	3.47%	1.19%	4.66%
The Safford		20,864,476	(4)	2026	Variable	Yes	3.47%	1.44%	4.91%
Avistar at Wood Hollow - Series A		32,358,840	(4)	2027	Variable	Yes	3.47%	1.44%	4.91%
Live 929		53,092,000	(4)	2027	Variable	Yes	3.47%	1.18%	4.65%
Jackson Manor Apartments		4,100,000	(4)	2027	Variable	Yes	3.47%	1.29%	4.76%
Woodington Gardens - Series A-1		24,832,945	(4)	2027	Variable	Yes	3.47%	1.44%	4.91%
Aventine Apartments		7,556,065	(4)	2027	Variable	Yes	3.47%	1.44%	4.91%
Montecito at Williams Ranch - Series A		6,768,873	(4)	2027	Variable	Yes	3.47%	1.18%	4.65%
Vineyard Gardens - Series A		3,594,111	(4)	2027	Variable	Yes	3.47%	1.18%	4.65%
Avistar at Copperfield - Series A		11,268,706	(4)	2027	Variable	Yes	3.47%	1.68%	5.15%
Avistar at Wilcrest - Series A		4,268,705	(4)	2027	Variable	Yes	3.47%	1.68%	5.15%
Trust 2024-XF3219	(5)	43,073,209	(4)	2027	Variable	No	5.10%	1.79%	6.89%
The Centurion Foundation		5,049,213	(4)	2027	Variable	No	5.10%	1.79%	6.89%
Barclays Capital Inc.:
Trust 2021-XF2953	(6)	28,530,844	-	2025	Variable	No	4.95%	1.27%	6.22%
Poppy Grove I GIL		28,544,959	-	2025	Variable	Yes	4.35%	1.25%	5.60%
Poppy Grove II GIL		14,030,959	-	2025	Variable	Yes	4.35%	1.25%	5.60%
Poppy Grove III GIL		19,637,959	-	2025	Variable	Yes	4.35%	1.25%	5.60%
Village Point		18,392,091	-	2025	Variable	Yes	4.35%	1.61%	5.96%
Subtotal/Weighed Average Period End Rate		687,498,250							5.18%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,662,458	-	2025	Fixed	Yes	N/A	N/A	6.33%

Total Debt Financings		$1,062,407,615
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
(3)
Facility fees have a variable component. The stated maturity date in December 2024 is the expiration of the liquidity commitment rate from Freddie Mac. On that date, Freddie Mac will either extend the liquidity commitment, reset the liquidity commitment fee rate, or require the conversion to a fixed rate mode at a rate dependent on market conditions on that date. Freddie Mac cannot require redemption of the outstanding Class A Certificates on that date. The Partnership also has the right to terminate the facility and obtain alternative debt financing.
(4)
The Partnership has restricted cash totaling approximately $10.4 million related to its total net position with Mizuho.
(5)
The TOB trust is securitized by seven MRBs, nine taxable MRBs, and one property loan.

(6)
The TOB trust is securitized by the Willow Place GIL & supplemental GIL, Lutheran Gardens MRB, Poppy Grove I taxable GIL, Poppy Grove II taxable GIL and Poppy Grove III taxable GIL.

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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests must maintain a certain value in relation to the total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of September 30, 2024.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. The Partnership had posted approximately $10.4 million and $9.6 million of cash collateral with Mizuho as of September 30, 2024 and December 31, 2023, respectively. There was no required cash collateral posted with Barclays as of September 30, 2024 or December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Partnership posted restricted cash as contractually required under the terms of the three TEBS financings. In addition, the Partnership has entered into an interest rate cap agreement to mitigate its exposure to interest rate fluctuations on the variable-rate M31 TEBS financing (Note 15).

The Term TOB trust financing with Morgan Stanley is subject to a Trust Agreement and other related agreements that contain covenants with which the Partnership or the underlying MRB are required to comply. The underlying property must maintain certain occupancy and debt service covenants. A termination event will occur if the Partnership’s net assets, as defined, decrease by 25% in one quarter or 35% over one year. The covenants also require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a nationally recognized stock exchange. If the underlying property or the Partnership, as applicable, is out of compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of September 30, 2024. The Term TOB trust financing terminated and repaid in full in October 2024 (see Note 25).

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Nine Months of 2024

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the nine months ended September 30, 2024:

TOB Trust Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Southpark MRB	$9,840,000	June 2024	Variable	Yes	1.44%
Trust 2024-XF3219	21,795,000	February 2027	Variable	No	1.79%
Woodington Gardens - Series A-1	24,920,000	April 2027	Variable	Yes	1.44%
Aventine Apartments	7,600,000	June 2027	Variable	Yes	1.44%
The Centurion Foundation	5,075,000	July 2027	Variable	No	1.79%
Total TOB Trust Financings	$69,230,000

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

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the redemption of underlying assets during the nine months ended September 30, 2024:

Debt Financing	Debt Facility	Month	Paydown Applied
Hope on Avalon GIL	TOB Trust	January 2024	$18,712,000
Trust 2021-XF2926 - Hope on Avalon taxable GIL	TOB Trust	January 2024	9,515,000
Trust 2021-XF2939 - Osprey Village property loan	TOB Trust	February 2024	12,365,000
Trust 2021-XF2939 - Osprey Village Supplemental property loan	TOB Trust	February 2024	3,795,000
Trust 2021-XF2953 - Willow Place property loan	TOB Trust	February 2024	15,080,000
Trust 2021-XF2926 - Legacy Commons at Signal Hills property loan	TOB Trust	February 2024	28,985,000
Trust 2021-XF2939 - Residency at the Mayer Series A-T	TOB Trust	March 2024	9,480,000
SoLa Impact Opportunity Zone Fund	TOB Trust	March 2024	350,000
Southpark MRB	TOB Trust	July 2024	9,840,000
Trust 2021-XF2953 - Willow Place GIL	TOB Trust	August 2024	3,440,000
Trust 2021-XF2953 - Magnolia Heights GIL	TOB Trust	September 2024	16,310,000
Trust 2021-XF2953 - Magnolia Heights property loan	TOB Trust	September 2024	6,480,000
Trust 2021-XF2939 - Residency at the Mayer Series A-T	TOB Trust	September 2024	825,000
			$135,177,000

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

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to July 2025. There were no additional changes to terms or fees associated with the extensions.

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

Redemptions:

The following is a summary of the debt trust financing repaid in connection with the redemption of the underlying asset during the nine months ended September 30, 2023:

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
			$171,823,000

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2024 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2024	$113,849,281
2025	312,947,785
2026	198,531,526
2027	178,202,219
2028	4,518,577
Thereafter	257,085,882
Total	1,065,135,270
Unamortized deferred financing costs and debt premium	(2,727,655)
Total debt financing, net	$1,062,407,615

14. Mortgages Payable

The following is a summary of the Partnership's mortgage payable, net of deferred financing costs, as of September 30, 2024 and December 31, 2023:

Property Mortgage Payables	Outstanding Mortgage Payable as of September 30, 2024, net	Outstanding Mortgage Payable as of December 31, 2023, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$1,690,000	$1,690,000	2020	November 2024	Variable	8.75%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 3).

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the unrealized and realized gains and losses of the Partnership's derivative instruments for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months ended September 30, 2024			For the Nine Months ended September 30, 2024
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(1,812,945)	$9,695,459	$7,882,514	$(5,150,745)	$4,880,396	$(270,349)
Interest rate cap	14,502	-	14,502	14,502	265	14,767
Total	$(1,798,443)	$9,695,459	$7,897,016	$(5,136,243)	$4,880,661	$(255,582)

	For the Three Months ended September 30, 2023			For the Nine Months ended September 30, 2023
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(1,681,013)	$(4,312,984)	$(5,993,997)	$(3,783,987)	$(6,911,481)	$(10,695,468)
Interest rate cap	-	76,387	76,387	-	90,587	90,587
Total return swaps	(1,291,775)	-	(1,291,775)	(3,935,115)	-	(3,935,115)
Total	$(2,972,788)	$(4,236,597)	$(7,209,385)	$(7,719,102)	$(6,820,894)	$(14,539,996)

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

The following tables summarize the Partnership’s derivative instruments as of September 30, 2024 and December 31, 2023:

		Fair Value as of September 30, 2024
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	392,782,208	$2,704,180	$(3,166,639)	2.94
Cap
4.5% SIFMA Rate Cap	65,602,587	-	-	0.25
	458,384,795	$2,704,180	$(3,166,639)

		Fair Value as of December 31, 2023
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	333,250,226	$5,254,398	$(705,694)	3.48
Cap
4.5% SIFMA Rate Cap	73,393,729	265	-	0.67
	406,643,955	$5,254,663	$(705,694)

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of September 30, 2024:

Year	Average Notional	Weighted Average Fixed Rate Paid
Remainder of 2024	$406,596,769	3.54%
2025	327,531,631	3.40%
2026	277,393,799	3.37%
2027	191,995,466	3.45%
2028	155,697,132	3.55%
2029	119,142,299	3.47%
2030	19,392,800	3.77%
2031	11,799,667	3.79%
2032	9,583,000	3.71%
2033	6,577,667	3.84%
2034	2,537,500	3.91%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of September 30, 2024 and December 31, 2023:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Closing Date	Fair Value as of September 30, 2024	Fair Value as of December 31, 2023
Anaheim & Walnut (a/k/a Wellspring Apartments	September 2021	$-	4.85%	August 2024	-	197,788

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. See Note 10 for additional information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of September 30, 2024:

Property Name	Commitment Date	Maturity Date	Interest Rate (1)	Total Initial Commitment	Remaining Commitment as of September 30, 2024
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$7,330,000
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	SOFR + 3.60% (2)	16,420,000	2,400,000
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (3)	SOFR + 3.60%	5,000,000	4,000,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (4)	47,000,000	33,200,000
The Safford	October 2023	October 2026 (3)	7.59%	43,000,000	16,774,314
Subtotal				155,420,000	63,704,314

Taxable Mortgage Revenue Bonds
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	SOFR + 3.65%	$8,000,000	$7,000,000
Residency at Empire - Series BB-T	December 2022	December 2025 (3)	7.45%	9,404,500	8,404,500
Village at Hanford Square - Series H-T	May 2023	May 2030	7.25%	10,400,000	4,400,000
40rty on Colony - Series P-T	June 2023	June 2030	7.45%	5,950,000	3,450,000
Subtotal				33,754,500	23,254,500

Governmental Issuer Loans
Poppy Grove II	September 2022	April 2025 (3)	6.78%	22,250,000	4,708,700
Poppy Grove III	September 2022	April 2025 (3)	6.78%	39,119,507	14,569,507
Subtotal				61,369,507	19,278,207

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	6.78%	$21,157,672	$20,000,000
Poppy Grove II	September 2022	April 2025 (3)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (3)	6.78%	24,480,493	23,480,493
Subtotal				56,579,465	53,421,793

Property Loans
Sandy Creek Apartments	August 2023	September 2026 (3)	8.63% (5)	$7,830,000	$542,008
Subtotal				7,830,000	542,008

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Freestone Greeley (7)	October 2022	N/A	N/A	16,035,710	10,562,345
Freestone Greenville	December 2023	N/A	N/A	20,049,570	6,997,573
Freestone Ladera	December 2023	N/A	N/A	17,097,624	11,187,209
Subtotal				63,097,433	37,691,041

Total Commitments				$378,050,905	$197,891,863
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
(7)
A development site has been identified for this property but construction had not commenced as of September 30, 2024.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of September 30, 2024:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of September 30, 2024
Ohio Properties	2026	$1,960,152
Greens of Pine Glen, LP	2027	1,470,582

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan was paid off in June 2024, and the Partnership does not have exposure as of September 30, 2024. The mortgage support is in the form of a forward loan purchase agreement upon maturity of the mortgage. The reported value of the credit guaranties was approximately $321,000 and $343,000 as of September 30, 2024 and December 31, 2023, respectively, and are included within other liabilities in the Partnership's condensed consolidated balance sheets. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of September 30, 2024 was approximately $21.4 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements are $139.1 million as of September 30, 2024. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.

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

The following table summarizes the Partnership’s outstanding Preferred Units as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	$10.00	January 2030
February 2024	500,000	5,000,000	5.75%	10.00	February 2030
Total Series B Preferred Units	2,250,000	22,500,000

Redeemable Preferred Units outstanding as of September 30, 2024	7,750,000	$77,500,000

	December 31, 2023
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00
March 2017	1,000,000	10,000,000	3.00%	10.00
October 2017	750,000	7,500,000	3.00%	10.00
Total Series A Preferred Units	2,750,000	27,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Redeemable Preferred Units outstanding as of December 31, 2023	8,250,000	$82,500,000

18. Restricted Unit Awards

The Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers of Greystone Manager for up to 1.0 million BUCs. As of September 30, 2024, there were approximately 292,000 restricted units and other awards available for future issuance under the Plan. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $565,000 and $604,000 for the three months ended September 30, 2024 and 2023, respectively. The compensation expense for RUAs totaled approximately $1.5 million for the nine months ended September 30, 2024 and 2023. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2023	87,334	$19.33
Granted	105,274	17.65
Vested	(97,008)	18.64
Unvested as of December 31, 2023	95,600	18.18
Granted	109,581	16.62
Unvested as of September 30, 2024	205,181	$17.35

The unrecognized compensation expense related to unvested RUAs granted under the Plan was approximately $1.3 million as of September 30, 2024. The remaining compensation expense is expected to be recognized over a weighted average period of 0.8 years. The total intrinsic value of unvested RUAs was approximately $2.9 million as of September 30, 2024.

19. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to the General Partner, the general partner of the General Partner, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reflected in the Partnership's condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Partnership administrative fees paid to the General Partner (1)	$1,591,000	$1,579,000	$4,592,000	$4,785,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	27,000	14,000	70,000	152,000
Referral fees paid to an affiliate (3)	-	-	-	106,000

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

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment/mortgage placement fees earned by the General Partner (1)	763,000	805,000	$2,332,000	$3,847,000
(1)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of September 30, 2024, Greystone Servicing Company LLC, an affiliate of the Partnership, has forward committed to purchase seven of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing Company LLC is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing Company LLC and Freddie Mac. During the first nine months of 2024, Greystone Servicing Company LLC purchased the Magnolia Heights GIL for approximately $20.5 million in September 2024, including principal and accrued interest. Greystone Servicing Company LLC purchased the following GILs during the first nine months of 2023, including principal and accrued interest:

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

The Partnership reported receivables due from unconsolidated entities of approximately $71,000 and $169,000 as of September 30, 2024 and December 31, 2023, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $596,000 and $588,000 as of September 30, 2024 and December 31, 2023, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2024 and December 31, 2023, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2024 and December 31, 2023 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Mortgage revenue bonds	2.3% - 7.8%	2.3% - 7.7% (2)	5.0%	4.8% (2)
Taxable mortgage revenue bonds	6.3% - 11.1%	6.5% - 11.9%	8.1%	8.8%
Bond purchase commitments	n/a	4.1%	n/a	4.1%
(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.
(2)
Mortgage revenue bonds excludes the Provision Center 2014-1 MRB as the bankruptcy process was nearly complete.

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

Assets measured at fair value on a recurring basis as of September 30, 2024 are summarized as follows:

	Fair Value Measurements as of September 30, 2024
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds, held in trust	$1,026,363,997	$-	$-	$1,026,363,997
Mortgage revenue bonds	6,527,143	-	-	6,527,143
Taxable mortgage revenue bonds (reported within other assets)	19,858,516	-	-	19,858,516
Derivative instruments (reported within other assets)	2,704,180	-	2,704,180	-
Derivative swap liability (reported within other liabilities)	(3,166,639)	-	(3,166,639)	-
Total Assets and Liabilities at Fair Value, net	$1,052,287,197	$-	$(462,459)	$1,052,749,656

The following table summarizes the activity related to Level 3 assets for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance July 1, 2024	$1,002,052,025	$46,238	$15,926,321	$-	$1,018,024,584
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,161,061	-	(3,073)	-	1,157,988
Included in other comprehensive income	16,685,728	(46,238)	938,468	-	17,577,958
Purchases and advances	36,512,542	-	4,000,000	-	40,512,542
Settlements and redemptions	(23,520,216)	-	(1,003,200)	-	(24,523,416)
Ending Balance September 30, 2024	$1,032,891,140	$-	$19,858,516	$-	$1,052,749,656
Total amount of gains for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2024	$17,344	$-	$-	$-	$17,344
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months ended September 30, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2024	$930,675,295	$197,788	$21,460,288	$265	$952,333,636
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,288,901	-	(12,017)	(265)	1,276,619
Included in earnings (provision for credit loss)	169,308	-	-	-	169,308
Included in earnings (gain on sale of mortgage revenue bond)	1,012,581	-	-	-	1,012,581
Included in other comprehensive income	(5,835,153)	(197,788)	842,634	-	(5,190,307)
Purchases and advances	141,185,402	-	10,077,000	-	151,262,402
Sales	(8,221,234)	-	-	-	(8,221,234)
Settlements and redemptions	(27,383,960)	-	(12,509,389)	-	(39,893,349)
Ending Balance September 30, 2024	$1,032,891,140	$-	$19,858,516	$-	$1,052,749,656
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2024	$221,152	$-	$-	$(265)	$220,887
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

The following tables summarize the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2023:

	For the Three Months ended September 30, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance July 1, 2023	$905,963,979	$138,100	$22,297,418	$301,624	$928,701,121
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	76,047	-	(6,050)	1,215,389	1,285,386
Included in other comprehensive income	(46,097,421)	(250,548)	(1,676,780)	-	(48,024,749)
Purchases and advances	7,665,000	-	4,000,000	-	11,665,000
Settlements and redemptions	(8,561,655)	-	(7,002,925)	(1,292,000)	(16,856,580)
Ending Balance September 30, 2023	$859,045,950	$(112,448)	$17,611,663	$225,013	$876,770,178
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2023	$17,344	$-	$-	$(74,463)	$(57,119)
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

	For the Nine Months Ended September 30, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds (1)	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2023	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	231,376	-	(18,149)	3,844,528	4,057,755
Included in other comprehensive income	(36,662,853)	(211,377)	(2,213,376)	-	(39,087,606)
Purchases and advances	119,452,688	-	10,319,875	-	129,772,563
Settlements and redemptions	(23,383,265)	-	(7,008,583)	(3,950,755)	(34,342,603)
Ending Balance September 30, 2023	$859,045,950	$(112,448)	$17,611,663	$225,013	$876,770,178
Total amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on September 30, 2023	$51,656	$-	$-	$(88,722)	$(37,066)
(1)
Mortgage revenue bonds includes both bonds held in trust as well as those held by the Partnership.

Total gains and losses included in earnings for the derivative instruments are reported within “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $207.9 million and $2.8 million as of September 30, 2024, respectively. The estimated fair value of the GILs and taxable GILs was $225.7 million and $12.1 million as of December 31, 2023, respectively. The fair value of the construction financing property loans approximated amortized cost as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,062,407,615	$1,065,585,120	$1,015,030,066	$1,019,218,351
Secured lines of credit	44,400,000	44,400,000	33,400,000	33,400,000
Mortgages payable	1,690,000	1,690,000	1,690,000	1,690,000

21. Income Taxes

The Partnership recognizes current income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Current income tax expense (benefit)	$(1,016)	$7,275	$(5,222)	$15,539
Deferred income tax expense (benefit)	(951)	(1,103)	1,271	(3,158)
Total income tax expense (benefit)	$(1,967)	$6,172	$(3,951)	$12,381

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of September 30, 2024 and December 31, 2023.

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

23. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three and nine months ended September 30, 2024 and 2023.

24. Segments

As of September 30, 2024, the Partnership had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Affordable Multifamily MRB Investments Segment

The Affordable Multifamily MRB Investments segment consists of the Partnership’s portfolio of MRBs, GILs, and related property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related property loans, net of loan loss allowances, are reported as such on the Partnership's condensed consolidated balance sheets. As of September 30, 2024, the Partnership reported 85 MRBs and eight GILs in this segment. As of September 30, 2024, the multifamily residential properties securing the MRBs and GILs contain a total of 11,266 and 1,339 multifamily rental units, respectively. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing MRB Investments Segment

The Seniors and Skilled Nursing MRB Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of September 30, 2024, the two properties securing the MRBs contain a total of 294 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of student housing residential properties that were previously owned by the Partnership. As of September 30, 2024 and December 31, 2023, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment. Income tax expense for the Greens Hold Co is reported within this segment.

The following table details certain financial information for the Partnership’s reportable segments for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues
Affordable Multifamily MRB Investments	$22,201,479	$22,635,813	$62,194,258	$67,026,288
Seniors and Skilled Nursing MRB Investments	1,080,818	604,040	2,648,673	1,037,082
Market-Rate Joint Venture Investments	1,063,253	2,035,391	3,842,444	8,119,809
MF Properties	-	1,198,892	-	3,532,868
Total revenues	$24,345,550	$26,474,136	$68,685,375	$79,716,047

Interest expense
Affordable Multifamily MRB Investments	$13,931,091	$17,072,302	$40,553,471	$50,714,905
Seniors and Skilled Nursing MRB Investments	665,656	427,182	1,729,922	514,773
Market-Rate Joint Venture Investments	892,440	345,104	1,907,994	905,502
MF Properties	-	82,198	-	82,198
Total interest expense	$15,489,187	$17,926,786	$44,191,387	$52,217,378

Net result from derivative transactions
Affordable Multifamily MRB Investments	$6,671,863	$(6,250,175)	$(379,097)	$(13,338,811)
Seniors and Skilled Nursing MRB Investments	1,225,153	(974,059)	123,515	(1,216,034)
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	-	14,849	-	14,849
Total net result from derivative transactions	$7,897,016	$(7,209,385)	$(255,582)	$(14,539,996)

Depreciation expense
Affordable Multifamily MRB Investments	$5,967	$5,967	$17,900	$17,880
Seniors and Skilled Nursing MRB Investments	-	-	-	-
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	-	407,466	-	1,205,942
Total depreciation expense	$5,967	$413,433	$17,900	$1,223,822

Net income (loss)
Affordable Multifamily MRB Investments	$(3,290,431)	$7,044,063	$9,383,052	$16,022,889
Seniors and Skilled Nursing MRB Investments	(811,992)	1,150,917	578,235	1,727,343
Market-Rate Joint Venture Investments	(533,284)	1,719,861	1,165,784	29,930,657
MF Properties	-	(185,463)	63,739	126,883
Net income (loss)	$(4,635,707)	$9,729,378	$11,190,810	$47,807,772

The following table details total assets for the Partnership’s reportable segments as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Total assets
Affordable Multifamily MRB Investments	$1,409,719,916	$1,413,596,701
Seniors and Skilled Nursing MRB Investments	66,322,302	43,532,926
Market-Rate Joint Venture Investments	172,679,043	140,791,041
MF Properties	7,897,578	7,034,690
Consolidation/eliminations	(107,369,654)	(91,554,656)
Total assets	$1,549,249,185	$1,513,400,702

25. Subsequent Events

In October 2024, the Partnership entered into the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, such as the Partnership’s current GIL, taxable GIL and property loan investments. The Partnership will provide 10% of the capital for the Construction Lending JV with the remainder to be funded by the third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. There have been no investments made within the construction Lending JV to date and the Partnership has not yet contributed any capital. The Partnership’s initial maximum capital contribution to the Construction Lending JV is approximately $8.3 million. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership will earn proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership expects to account for its investment in the Construction Lending JV using the equity method.

In October 2024, the Partnership terminated the M31 TEBS Financing and paid all principal and accrued interest due on the M31 Class A TEBS Certificates. Upon termination, five of the remaining 11 MRBs that had been securitized in the facility were transferred into TOB facilities, and six MRBs were transferred to a counterparty related to a short-term financing facility while alternative financing is being arranged.

In October 2024, the Partnership entered into new TOB trust financings for five of the MRBs that were previously in the M31 TEBS Financing. The following table summarizes the initial terms of the TOB trust financing:

TOB Trusts Securitization	TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Remarketing Senior Securities Rate	Facility Fees	Interest Rate
Avistar at the Crest - Series A	$7,348,000	October 2027	Variable	Yes	3.35%	1.44%	4.79%
Avistar on the Boulevard - Series A	12,224,000	October 2027	Variable	Yes	3.35%	1.44%	4.79%
Avistar on the Hills - Series A	4,073,000	October 2027	Variable	Yes	3.35%	1.44%	4.79%
Avistar at the Oaks - Series A	5,950,000	October 2027	Variable	Yes	3.35%	1.44%	4.79%
Avistar in 09 - Series A	5,137,000	October 2027	Variable	Yes	3.35%	1.44%	4.79%
Total TOB Trust Financing	$34,732,000

In October 2024, the Partnership and its wholly owned subsidiary, ATAX TEBS II, LLC, entered into various agreements relating to a new long-term financing facility (the “2024 PFA Securitization Transaction”) through the securitization of partial interests in 14 mortgage revenue bonds (the “2024 PFA Securitization Bonds”) with total outstanding principal of $90.2 million. A municipal conduit issuer (the Public Finance Authority of Wisconsin) and a trustee created the 2024 PFA Securitization Transaction, into which the Partnership then sold 14 custodial receipts representing partial interests in the 2024 PFA Securitization Bonds. The municipal conduit issuer then issued Affordable Housing Multifamily Certificates in the stated amount of approximately $75.4 million, which were sold to unaffiliated investors. For financial reporting purposes, the Affordable Housing Multifamily Certificates of the 2024 PFA Securitization Transaction are considered debt financing of the Partnership. Debt service on the Affordable Housing Multifamily Certificates is payable from the cash flows due on the custodial receipts for the 2024 PFA Securitization Bonds. The holders of the Affordable Housing Multifamily Certificates are entitled to interest at a fixed rate of 4.10% per annum, payable monthly, and all principal payments from the 2024 PFA Securitization Bonds until the stated amount of the Affordable Housing Multifamily Certificates is reduced to zero, which will be no later than September 2039. The Partnership will also pay credit enhancement, servicing, and trustee fees related to the 2024 PFA Securitization Transaction totaling 0.80% per annum. The Partnership retained the residual interests in the 2024 PFA Securitization Bonds and is evaluating financing options for such residual interests. The Partnership received net proceeds of approximately $74.2 million, after payment of placement, legal and other related costs. Approximately $37.7 million of the net proceeds was used to repay the Partnership’s temporary bridge financing provided by a lender from the period between the M31 TEBS Financing termination and closing of the 2024 PFA Securitization Transaction.

In October 2024, the Partnership repaid various debt financings to allow for closing of the 2024 PFA Securitization Transaction. The following table summarizes the debt financings repayments:

Debt Financing	Debt Facility	Month	Paydown Applied
Trust 2024-XF3219	TOB Trust	October 2024	$8,229,000
Montecito at Williams Ranch - Series A	TOB Trust	October 2024	6,765,000
Vineyard Gardens - Series A	TOB Trust	October 2024	3,595,000
Montevista - Series A	TOB Trust	October 2024	5,854,000
Jackson Manor Apartments	TOB Trust	October 2024	4,100,000
Village at Avalon	Term TOB	October 2024	12,654,000
			$41,197,000

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

As of September 30, 2024, we had four reportable segments: (1) Affordable Multifamily MRB Investments, (2) Seniors and Skilled Nursing MRB Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily MRB Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	Percentage of Total	2023	Percentage of Total	2024	Percentage of Total	2023	Percentage of Total
Total revenues
Affordable Multifamily MRB Investments	$22,201	91.2%	$22,636	85.5%	$62,194	90.5%	$67,026	84.1%
Seniors and Skilled Nursing MRB Investments	1,081	4.4%	604	2.3%	2,649	3.9%	1,037	1.3%
Market-Rate Joint Venture Investments	1,063	4.4%	2,035	7.7%	3,842	5.6%	8,120	10.2%
MF Properties	-	0.0%	1,199	4.5%	-	0.0%	3,533	4.4%
Total revenues	$24,345		$26,474		$68,685		$79,716

Net income
Affordable Multifamily MRB Investments	$(3,290)	71.0%	$7,044	72.4%	$9,383	83.8%	$16,023	33.5%
Seniors and Skilled Nursing MRB Investments	(812)	17.5%	1,151	11.8%	578	5.2%	1,727	3.6%
Market-Rate Joint Venture Investments	(533)	11.5%	1,720	17.7%	1,166	10.4%	29,931	62.6%
MF Properties	-	0.0%	(185)	-1.9%	64	0.6%	127	0.3%
Net income	$(4,635)		$9,730		$11,191		$47,808

During the three and nine months ended September 30, 2024, our net income was significantly impacted by unrealized losses on our derivative instrument portfolio, which primarily consists of interest rate swaps. Under the applicable accounting guidance, we report our derivatives at fair value as of each reporting date. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements, such as publicly available current SOFR rates and forward SOFR swap rates. The period-over-period change in the fair value of each derivative that is not directly related to net cash settlements are recorded as unrealized (gains) losses within “Net result from derivative transactions” on our condensed consolidated statements of operations and is included as a component of our reported net income. Unrealized (gains) losses can be significant in periods of significant interest rate volatility, such as the third quarter of 2024.

We recorded significant unrealized losses from derivatives of $9.7 million and $4.9 million during the three and nine months ended September 30, 2024 and significant unrealized gains of $4.2 million and $6.8 million for the three and nine months ended September 30, 2023 primarily due to market interest rate changes between reporting dates. The 3-year SOFR swap rate is a reasonable proxy for our interest rate swap portfolio as a whole as our derivatives are primarily SOFR-denominated interest rate swaps and the weighted average life of our interest rate swap portfolio is typically between three and four years. The 3-year SOFR swap rate declined 1.04% from 4.35% as of June 30, 2024 to 3.31% as of September 30, 2024, resulting in a significant unrealized loss on our interest rate swap portfolio for the three months ended September 30, 2024. The 3-year SOFR swap rate declined 0.44% from 3.75% as of December 31, 2023 to 3.31% as of September 30, 2024, resulting in a significant unrealized loss on our interest rate swap portfolio for the nine months ended September 30, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized (gains) losses from derivatives
Affordable Multifamily MRB Investments	$8,294	$(3,387)	$4,301	$(5,746)
Seniors and Skilled Nursing MRB Investments	1,401	(863)	580	(1,088)
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	-	13	-	13
Total unrealized (gains) losses from derivatives	$9,695	$(4,237)	$4,881	$(6,821)

Though unrealized (gains) losses may impact our reported net income period-to-period, the net cash settlements on our interest rate swaps are less variable. Our interest rate swaps are designed such that changes in the monthly net cash settlements will offset the changes in monthly interest costs on our variable-rate debt financings. Our interest rate swaps are subject to monthly net cash settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. If short-term interest rates decline, the interest cost of our variable-rate debt financings will typically decline. Meanwhile, the variable rate payment by the counterparty on our interest rate swap will decline such that our benefit from the monthly net settlement payment will decline. The change in interest cost on our variable-rate debt financing generally offsets the reduced monthly net cash settlement payments associated with the related interest rate swap, such that our net cash flow for the period is not materially impacted by changes in short term interest rate changes. For this reason, we adjust net income for unrealized losses on our derivative instruments when calculating CAD, a non-GAAP performance measure discussed later in this Item 2, which we consider to be a useful measure of our operating performance.

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three and nine months ended September 30, 2024 and 2023:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended September 30, 2024
Mortgage revenue bond acquisition and advances	5	$36,503	N/A	N/A	4
Mortgage revenue bond redemptions	3	21,980	$9,840	N/A	4
Governmental issuer loan advances	3	16,842	N/A	N/A	5
Governmental issuer loan redemption and paydown	2	24,697	19,750	N/A	5
Property loan advance	1	500	N/A	N/A	6
Property loan redemption	1	8,119	6,480	N/A	6
Investments in unconsolidated entities	4	10,443	N/A	N/A	7
Taxable mortgage revenue bond advances	2	4,000	N/A	N/A	9
Taxable mortgage revenue bond redemption	1	1,000	825	N/A	9
Taxable governmental issuer loan advance	1	158	N/A	N/A	9

For the Three Months Ended June 30, 2024
Mortgage revenue bond acquisitions and advances	8	$78,375	N/A	N/A	4
Mortgage revenue bond redemption	1	8,221	N/A	N/A	4
Governmental issuer loan advances	3	9,000	N/A	N/A	5
Property loan acquisition and advance	2	9,321	N/A	N/A	6
Property loan redemptions	2	454	N/A	N/A	6
Investments in unconsolidated entities	5	11,669	N/A	N/A	7
Taxable mortgage revenue bond acquisition and advance	2	5,077	N/A	N/A	9

For the Three Months Ended March 31, 2024
Mortgage revenue bond acquisition and advances	5	$26,298	N/A	N/A	4
Governmental issuer loan advances	3	6,000	N/A	N/A	5
Governmental issuer loan redemption	1	23,390	$18,712	N/A	5
Property loan advances	2	3,073	N/A	N/A	6
Property loan redemptions and paydown	6	72,323	60,575	N/A	6
Investments in unconsolidated entities	7	6,960	N/A	N/A	7
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	9
Taxable mortgage revenue bond paydown	1	11,500	9,480	N/A	9
Taxable governmental issuer loan redemption	1	10,573	9,515	N/A	9

For the Three Months Ended September 30, 2023
Mortgage revenue bond advances	3	$7,665	N/A	N/A	4
Mortgage revenue bond paydown	1	7,590	$9,980	N/A	4
Governmental issuer loan acquisition and advances	5	22,573	N/A	N/A	5
Governmental issuer loan redemptions	3	70,636	61,459	N/A	5
Property loan advances	2	11,950	N/A	N/A	6
Property loan redemption and paydowns	3	39,921	35,655	N/A	6
Investments in unconsolidated entities	4	10,194	N/A	N/A	7
Taxable mortgage revenue bond advance	1	4,000	N/A	N/A	9
Taxable mortgage revenue bond redemption	1	7,000	5,770	N/A	9

For the Three Months Ended June 30, 2023
Mortgage revenue bond acquisitions and advance	6	$51,150	N/A	N/A	4
Governmental issuer loan advances	4	20,402	N/A	N/A	5
Governmental issuer loan redemption	1	34,000	$30,600	N/A	5
Property loan advances	3	9,608	N/A	N/A	6
Property loan redemption and paydowns	3	29,990	26,005	N/A	6
Investments in unconsolidated entities	2	3,744	N/A	N/A	7
Return of investment in unconsolidated entities upon sale	1	9,025	N/A	$813	7
Taxable mortgage revenue bond acquisitions and advance	3	4,500	N/A	N/A	9
Taxable governmental issuer loan advance	1	2,573	N/A	N/A	9

For the Three Months Ended March 31, 2023
Mortgage revenue bond advances	6	$60,547	N/A	N/A	4
Mortgage revenue bond redemptions	3	11,856	$7,579	$(1,428)	4
Governmental issuer loan advances	4	17,377	N/A	N/A	5
Property loan advances	4	7,581	N/A	N/A	6
Property loan redemption and paydowns	3	18,316	15,700	N/A	6
Investments in unconsolidated entities	2	5,698	N/A	N/A	7
Return of investment in unconsolidated entities upon sale	2	12,283	N/A	3,843	7
Taxable mortgage revenue bond advances	2	1,805	N/A	N/A	9
Taxable governmental issuer loan advance	1	3,000	N/A	N/A	9
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three and nine months ended September 30, 2024 and 2023, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended September 30, 2024
Net paydown on Acquisition LOC	3	$10,850	Yes	12
Borrowing on General LOC	2	14,000	Yes	12
Proceeds from TOB trust financings	9	47,985	Yes	13
Interest rate swap executed	1	-	N/A	15

For the Three Months Ended June 30, 2024
Net borrowing on Acquisition LOC	6	$14,750	Yes	12
Net borrowing on General LOC	1	10,000	Yes	12
Proceeds from TOB trust financings	10	75,360	Yes	13
Interest rate swap executed	2	-	N/A	15
Redemption of Series A Preferred Units	1	10,000	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	439	N/A	N/A

For the Three Months Ended March 31, 2024
Net paydown on Acquisition LOC	2	$16,900	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	63,250	Yes	13
Interest rate swap executed	1	-	N/A	15
Issuance of Series B Preferred Units	1	5,000	N/A	17
Exchange of Series A Preferred Units for Series B Preferred Units	1	17,500	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	1,055	N/A	N/A

For the Three Months Ended September 30, 2023
Net repayment on Acquisition LOC	3	$6,000	Yes
Net borrowing on General LOC	1	10,000	Yes	12
Proceeds from TOB trust financings	12	41,520	Yes	12
Proceeds from mortgage payable	1	25,000	Yes	13
Interest rate swaps executed	3	-	N/A	14
Redemption of Series A Preferred Units	1	20,000	N/A	15
				17
For the Three Months Ended June 30, 2023
Net borrowing on Acquisition LOC	5	6,000	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	68,391	Yes	13
Interest rate swaps executed	3	-	N/A	15
Issuance of Series A-1 Preferred Units	1	10,000	N/A	17

For the Three Months Ended March 31, 2023
Net repayment on Acquisition LOC	6	$49,000	Yes	12
Proceeds from TOB trust financings	11	110,061	Yes	13
Interest rate swaps executed	3	-	N/A	15
Issuance of Series A-1 Preferred Units	1	8,000	N/A	17
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	7,000	N/A	17

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

Asset Type	For the Period from January 1, 2022, through September 30, 2024
MRBs and taxable MRBs	$211,454,500
GILs, taxable GILs and property loans	212,205,554
Total	$423,660,054

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

Social Responsibility

Our MRB and GIL investments directly support the construction, rehabilitation, and stabilized operation of decent, safe, and sanitary affordable multifamily housing across the United States. The development of affordable multifamily housing has relatively broad legislative support at the federal and state levels. Each of the properties securing our MRB and GIL investments is required to maintain a minimum percentage of units set aside for a combination of very low-income (50% or less of AMI) and low-income (80% or less of AMI) tenants in accordance with IRC guidelines, and the owners of the properties often agree to exceed the minimum IRC requirements. The rent charged to income qualified tenants at MRB or GIL properties is often restricted to a certain percentage of the tenants’ income, making them more affordable. For any new MRB or GIL investments associated with a low-income housing tax credit property, restrictions regarding tenant incomes and rents charged to those low-income households are required. In addition, certain borrowers related to our MRB investments are non-profit entities that provide affordable multifamily housing consistent with their charitable purposes. These properties provide valuable housing and support services to both low-income and market-rate tenants and create housing diversity in the geographic and social communities in which they are located.

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of September 30, 2024:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,862	6,164	9,319	10,691	87%	70	12	$927,544,062	60%
GILs, taxable GILs and related property loans	-	1,339	1,339	1,339	100%	7	5	217,147,886	14%
Total	1,862	7,503	10,658	12,030	89%	77		$1,144,691,948	74%

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

The Greystone Manager Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The Audit Committee and Board of Managers have had 100% attendance during 2023 and to date in 2024.

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

We expect to report the Partnership’s proportionate share of earnings from our Construction Lending JV within this segment once it has reportable activities.

The following table compares operating results for the Affordable Multifamily MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Affordable Multifamily MRB Investments
Total revenues	$22,201	$22,636	$(435)	-1.9%	$62,194	$67,026	$(4,832)	-7.2%
Interest expense	13,931	17,072	(3,141)	-18.4%	40,553	50,715	(10,162)	-20.0%
Net result from derivative transactions	6,672	(6,250)	12,922	-206.8%	(379)	(13,339)	12,960	-97.2%
Provision for credit losses	(228)	(562)	334	-59.4%	(1,229)	(1,881)	652	-34.7%
Gain on sale of mortgage revenue bond	-	-	-	N/A	1,013	-	1,013	N/A
Segment net income (loss)	(3,290)	7,044	(10,334)	-146.7%	9,383	16,023	(6,640)	-41.4%

Comparison of the Three Months Ended September 30, 2024 and 2023

Total revenues decreased for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $2.0 million in other interest income from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $91.4 million.
•
A decrease of approximately $1.8 million in interest income due to recent GIL redemptions, offset by an increase of approximately $789,000 in interest income from recent GIL investments and higher average interest rates;
•
A decrease of approximately $574,000 in other interest income due to decreasing interest earned on cash balances;
•
An increase of approximately $2.4 million in interest income from recent MRB advances, offset by a decrease of approximately $526,000 in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $1.1 million in interest income due to discount accretion on the Southpark MRB upon redemption at par in July 2024; and
•
An increase of approximately $172,000 in other income for receipt of non-refundable fees for the extension of various GILs and property loans.

Interest expense decreased for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $2.9 million due to a decrease in the average outstanding principal of our debt financing instruments of approximately $70.1 million; and
•
A decrease of approximately $201,000 due to lower average interest rates on our debt financings.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(1,622)	$(2,863)
Unrealized (gains) losses on derivatives, net	8,294	(3,387)
Net result from derivative transactions	$6,672	$(6,250)

Unrealized losses on derivatives, net, were approximately $8.3 million for the three months ended September 30, 2024, compared to gains of approximately $3.4 million for the three months ended September 30, 2023, resulting in increased losses of approximately $11.7 million between the two periods. The increase in the unrealized losses was attributable to declining current and forward market interest rates which caused the fair value of our derivatives to decline. If the reference rates on our interest rate swaps continue to fall in the future, then we will likely experience additional unrealized losses on derivatives, net. See the “Executive Summary” section of this Item 2 for additional discussion.

The provision for credit losses for the three months ended September 30, 2024 and 2023 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments. The decreases were primarily due to GIL and property loan redemptions during 2023 and 2024, decreases in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the model used to estimate the allowance for credit losses.

Segment net income decreased for the three months ended September 30, 2024 as compared to the same period in 2023 due to:

•
The changes in line items detailed above; and
•
A decrease in general and administrative expenses primarily due to a decrease of approximately $245,000 in employee compensation and benefits.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended September 30, 2024 and 2023. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended September 30,
	2024				2023
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$916,725	$15,319	6.7%	(1)	$823,111	$12,295	6.0%
Governmental issuer loans	217,519	4,549	8.4%		284,222	5,604	7.9%
Property loans	54,152	1,007	7.4%		135,502	2,758	8.1%
Other investments	23,622	429	7.3%		33,699	681	8.1%
Total interest-earning assets	$1,212,018	$21,304	7.0%		$1,276,534	$21,338	6.7%
Other income		289				-
Non-investment income		608				1,298
Total revenues		$22,201				$22,636

Interest-bearing liabilities:
Lines of credit	$7,513	$185	9.9%		$4,525	$118	10.4%
Fixed TEBS financing	237,776	2,381	4.0%		248,419	2,472	4.0%
Fixed TEBS Residual financing	61,164	1,096	7.2%		-	-	N/A
Variable TEBS financing	65,775	761	4.6%		67,174	820	4.9%
Variable Secured Notes (2)	-	-	N/A		102,438	2,420	9.4%
Fixed Term TOB financing	12,677	201	6.3%		12,785	63	2.0%
Variable TOB financing	643,943	9,020	5.6%		663,607	9,607	5.8%
Realized gains on interest rate swaps, net	n/a	(1,636)	N/A		N/A	(1,570)	N/A
Total interest-bearing liabilities	$1,028,847	$12,008	4.7%		$1,098,948	$13,930	5.1%
Net interest spread (3)		$9,296	3.1%			$7,408	2.3%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		13,644				16,792
Amortization of deferred finance costs		287				280
Total interest expense		$13,931				$17,072
(1)
Interest income includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024. Excluding this item, the average interest rate was 6.2%.
(2)
Interest expense is reported net of realized gains on the Partnership’s total return swap agreements that were related to the Secured Notes.
(3)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized gains (losses) on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the three months ended September 30, 2024 and 2023, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended September 30, 2024 vs. 2023
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$3,024	$1,398	$1,626	(1)
Governmental issuer loans	(1,055)	(1,315)	260
Property loans	(1,751)	(1,656)	(95)
Other investments	(252)	(204)	(48)
Total interest-earning assets	$(34)	$(1,777)	$1,743

Interest-bearing liabilities:
Lines of credit	$67	78	(11)
Fixed TEBS financing	(91)	(106)	15
Fixed TEBS Residual financing	1,096	1,096	-
Variable TEBS financing	(59)	(17)	(42)
Variable Secured Notes (2)	(2,420)	(2,420)	-
Fixed Term TOB financing	138	(1)	139
Variable TOB financing	(587)	(285)	(302)
Realized gains on interest rate swaps, net	(66)	N/A	(66)
Total interest-bearing liabilities	$(1,922)	$(1,655)	$(267)
Net interest spread change	$1,888	$(122)	$2,010
(1)
The average change attributable to rate includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024.
(2)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements that were related to the Secured Notes.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Total revenues decreased for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $7.0 million in interest income due to recent GIL redemptions, offset by an increase of approximately $3.3 million in interest income from recent GIL investments and higher average interest rates;
•
A decrease of approximately $6.0 million in other interest income from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $95.4 million.
•
A decrease of approximately $602,000 in other interest income due to decreasing interest earned on cash balances;
•
An increase of approximately $5.4 million in interest income from recent MRB advances, offset by a decrease of approximately $1.3 million in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $1.1 million in interest income due to discount accretion on the Southpark MRB upon redemption at par in July 2024; and
•
An increase of approximately $205,000 in other income for receipt of non-refundable fees for the extension of various GILs and property loans.

Interest expense decreased for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to:

•
A decrease of approximately $11.3 million due to a decrease in the average outstanding principal of our debt financing instruments of approximately $134.2 million;
•
A decrease of approximately $491,000 in amortization of deferred financing costs; and
•
An increase of approximately $1.6 million due to higher average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(4,680)	$(7,593)
Unrealized (gains) losses on derivatives, net	4,301	(5,746)
Net result from derivative transactions	$(379)	$(13,339)

Unrealized losses on derivatives, net, were approximately $4.3 million for the nine months ended September 30, 2024, compared to gains of approximately $5.7 million for the three months ended September 30, 2023, resulting in increased losses of approximately $10.0 million between the two periods. The increase in the unrealized losses was attributable to declining current and forward market interest rates which caused the fair value of our derivatives to decline. If the reference rate on our interest rate swaps continue to fall in the future, then we will likely experience additional unrealized losses on derivatives, net. See the “Executive Summary” section of this Item 2 for additional discussion.

The provision for credit losses for the nine months ended September 30, 2024 and 2023 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments. The decreases were primarily due to GIL and property loan redemptions during 2023 and 2024, decreases in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the model used to estimate the allowance for credit losses. The provision for credit losses for the nine months ended September 30, 2024 included a recovery of our previously recorded allowance for credit loss for the Provision Center 2014-1 MRB in the amount of approximately $169,000 due to receipt of final bankruptcy proceeds that exceeded prior estimates.

The gain on sale of mortgage revenue bond for the nine months ended September 30, 2024 related to the sale of the Brookstone MRB in May 2024. There was no gain on sale for the nine months ended September 30, 2023.

Segment net income decreased for the nine months ended September 30, 2024 as compared to the same period in 2023 due to:

•
The changes in line items detailed above; and
•
A decrease in general and administrative expenses primarily due to decreases of approximately $194,000 in administration fees paid to the General Partner due to lower assets under management, and approximately $429,000 in employee compensation and benefits.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the nine months ended September 30, 2024 and 2023. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Nine Months Ended September 30,
	2024				2023
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$882,586	$41,523	6.3%	(1)	$811,599	$36,298	6.0%
Governmental issuer loans	212,081	13,110	8.2%		302,796	16,801	7.4%
Property loans	67,827	3,690	7.3%		156,525	9,142	7.8%
Other investments	23,985	1,295	7.2%		30,716	1,812	7.9%
Total interest-earning assets	$1,186,479	$59,618	6.7%		$1,301,636	$64,053	6.6%
Other income		455				-
Non-investment income		2,121				2,973
Total revenues		$62,194				$67,026

Interest-bearing liabilities:
Lines of credit	$7,145	$478	8.9%		$11,280	$488	5.8%
Fixed TEBS financing	238,572	7,165	4.0%		249,224	7,443	4.0%
Fixed TEBS Residual financing	61,271	3,292	7.2%		-	-	N/A
Variable TEBS financing	66,116	2,367	4.8%		69,771	2,382	4.6%
Variable Secured Notes (2)	-	-	N/A		102,540	6,971	9.1%
Fixed Term TOB financing	12,704	419	4.4%		12,810	188	2.0%
Variable TOB financing	610,524	25,852	5.6%		684,909	27,836	5.4%
Realized gains on interest rate swaps, net	n/a	(4,694)	N/A		N/A	(3,656)	N/A
Total interest-bearing liabilities	$996,332	$34,879	4.7%		$1,130,534	$41,652	4.9%
Net interest spread (3)		$24,739	2.8%			$22,401	2.3%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		39,573				49,244
Amortization of deferred finance costs		980				1,471
Total interest expense		$40,553				$50,715

(1)
Interest income includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024. Excluding this item, the average interest rate was 6.1%.
(2)
Interest expense is reported net of realized gains on the Partnership’s total return swap agreements that were related to the Secured Notes.
(3)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized gains (losses) on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the nine months ended September 30, 2024 and 2023, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Nine Months Ended September 30, 2024 vs. 2023
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$5,225	$3,175	$2,050	(1)
Governmental issuer loans	(3,691)	(5,033)	1,342
Property loans	(5,452)	(5,180)	(272)
Other investments	(517)	(397)	(120)
Total interest-earning assets	$(4,435)	$(7,435)	$3,000

Interest-bearing liabilities:
Lines of credit	$(10)	$(179)	$169
Fixed TEBS financing	(278)	(318)	40
Fixed TEBS Residual financing	3,292	3,292	-
Variable TEBS financing	(15)	(125)	110
Variable Secured Notes (2)	(6,971)	(6,971)	-
Fixed Term TOB trust financing	231	(2)	233
Variable TOB financing	(1,984)	(3,023)	1,039
Realized gains on interest rate swaps, net	(1,038)	N/A	(1,038)
Total interest-bearing liabilities	$(6,773)	$(7,326)	$553
Net interest spread change	$2,338	$(109)	$2,447
(1)
The average change attributable to rate includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024.
(2)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements that were related to the Secured Notes.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of September 30, 2024.
Our sole student housing property securing an MRB, Live 929 Apartments, was 90% occupied as of September 30, 2024, and is current on MRB debt service. Current occupancy is much improved from the September 2023 through May 2024 academic term. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property is expected to be able to pay all operating expenses and debt service from operating cash flows for the 2024-2025 school year.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Four of the seven underlying affordable multifamily properties had commenced leasing operations as of September 30, 2024. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor.

We have four MRBs, one taxable MRB, and four GILs that have variable interest rates as of September 30, 2024. All such investments finance the construction of affordable multifamily properties. We regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction budget contingency balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. In such instances, the developer has either reallocated other available reserves and contingencies, deferred its developer fees, or made direct cash payments during construction. Borrowers for all such investments are current on debt service as of September 30, 2024. In all instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default. In certain instances, we have advanced supplemental loans to the borrowers secured by the underlying properties if returns meet our requirements and/or if such loans are necessary to meet the 50% tax-exempt financing requirements under the LIHTC regulations. In the fourth quarter of 2023, the Partnership committed to fund additional supplemental loans to the Osprey Village and Willow Place Apartments properties up to $4.6 million and $3.3 million, respectively, to provide additional capitalized interest reserves. In February 2024, all but $1.5 million of such supplemental loans were redeemed at par plus accrued interest. We expect the remaining supplemental loans to be repaid from refinance proceeds at the same time as the existing GIL and property loan investments are redeemed.

Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. The Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings. Since the beginning of 2023, seven of our GIL investments were purchased by Freddie Mac, through a servicer, and repaid in full.

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

As of September 30, 2024, we owned two MRBs with aggregate outstanding principal of $59.7 million, with an outstanding commitment to provide additional funding of $7.3 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. As of September 30, 2024, the Partnership also had a property loan with a principal balance of $7.3 million used to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania. The loan is subordinate to the senior debt of the borrower and secured by a first priority security interest in master lease payments guaranteed by an investment grade healthcare system

The following table compares the operating results for the Senior and Skilled Nursing MRB Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$1,081	$604	$477	79.0%	$2,649	$1,037	$1,612	155.4%
Interest expense	666	427	239	56.0%	1,730	515	1,215	235.9%
Net result from derivative transactions	1,225	(974)	2,199	N/A	124	(1,216)	1,340	N/A
Provision for credit losses	2	-	2	N/A	217	-	217	N/A
Segment net income (loss)	(812)	1,151	(1,963)	N/A	578	1,727	(1,149)	-66.5%

Comparison of the Three Months Ended September 30, 2024 and 2023

Total revenues increased for the three months ended September 30, 2024 as compared to the same period in 2023 due to higher average principal balances of approximately $26.0 million.

Total interest expense increased for the three months ended September 30, 2024 as compared to the same period in 2023 due to higher average interest rates and higher average principal balances of approximately $17.8 million.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(176)	$(111)
Unrealized (gains) losses on derivatives, net	1,401	(863)
Net result from derivative transactions	$1,225	$(974)

Unrealized losses on derivatives, net, were approximately $1.4 million for the three months ended September 30, 2024, compared to gains of approximately $863,000 for the three months ended September 30, 2023, resulting in increased losses of approximately $2.3 million between the two periods. The increase in the unrealized losses was attributable to declining current and forward market interest rates which caused the fair value of our derivatives to decline. If the reference rates on our interest rate swaps continue to fall in the future, then we will likely experience additional unrealized losses on derivatives, net. See the “Executive Summary” section of this Item 2 for additional discussion.

The provision for credit losses for three months ended September 30, 2024 related to an increase in the principal balance related to a property loan during the third quarter of 2024. The Partnership did not have any investments in this segment that required a provision for credit loss during the three months ended September 30, 2023.

The change in segment net income for the three months ended September 30, 2024 as compared to the same period in 2023 was the result of the changes in the line items discussed above.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Total revenues increased for the nine months ended September 30, 2024 as compared to the same period in 2023 due to higher average principal balances of approximately $32.2 million.

Total interest expense increased for the nine months ended September 30, 2024 as compared to the same period in 2023 due to higher average interest rates and higher average principal balances of approximately $29.0 million.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(456)	$(128)
Unrealized (gains) losses on derivatives, net	580	(1,088)
Net result from derivative transactions	$124	$(1,216)

Unrealized losses on derivatives, net, were approximately $580,000 for the nine months ended September 30, 2024, compared to gains of approximately $1.1 million for the nine months ended September 30, 2023, resulting in increased losses of approximately $1.7 million between the two periods. The increase in the unrealized losses was attributable to declining current and forward market interest rates which caused the fair value of our derivatives to decline. If the reference rates on our interest rate swaps continue to fall in the future, then we will likely experience additional unrealized losses on derivatives, net. See the “Executive Summary” section of this Item 2 for additional discussion.

The provision for credit losses for the nine months ended September 30, 2024 primarily relates to the initial allowance for credit loss for a new property loan investment during 2024. The Partnership did not have any investments in this segment that required a provision for credit loss during the nine months ended September 30, 2023.

The change in segment net income for the nine months ended September 30, 2024 as compared to the same period in 2023 was the result of the changes in the line items discussed above.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$1,063	$2,035	$(972)	-47.8%	$3,842	$8,120	$(4,278)	-52.7%
Interest expense	892	345	547	158.6%	1,908	906	1,002	110.6%
Gain on sale of investments in unconsolidated entities	-	32	(32)	-100.0%	57	22,725	(22,668)	-99.7%
Earnings (losses) on investments in unconsolidated entities	(704)	-	(704)	N/A	(826)	-	(826)	N/A
Segment net income (loss)	(533)	1,720	(2,253)	-131.0%	1,166	29,931	(28,765)	-96.1%

Comparison of the Three Months Ended September 30, 2024 and 2023

The decrease in total revenues for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to the following:

•
A decrease of approximately $1.5 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024; and
•
An increase of approximately $603,000 in investment income related to preferred returns on equity contributions during 2023 and 2024.

Interest expense for the three months ended September 30, 2024 and 2023 is related to our General LOC that is primarily secured by the JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate and higher average outstanding balances.

There was no gain on sale of investments in unconsolidated entities for the three months ended September 30, 2024. The gain on sale of JV Equity Investments for the three months ended September 30, 2023 primarily related to final settlement of the Vantage at Powdersville sale that occurred in May 2021.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) using the equity method of accounting. Such investments typically incur losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase for the three months ended September 30, 2024 as compared to the same period in 2023 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and interest expense at Freestone Cresta Bella as the property commenced leasing activities during the third quarter of 2024.

The change in segment net income for the three months ended September 30, 2024 as compared to the same period in 2023 was the result of changes in the line items discussed above.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The decrease in total revenues for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to the following:

•
A decrease of approximately $3.9 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024;
•
A decrease of approximately $2.3 million of investment income related to preferred return recognized upon the sale of Vantage at Stone Creek and Vantage at Coventry in January 2023 and Vantage at Conroe in June 2023; and
•
An increase of approximately $2.0 million in investment income related to preferred returns on equity contributions during 2023 and 2024.

Interest expense for the nine months ended September 30, 2024 and 2023 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate on outstanding balances.

The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2024 related to final settlement of the Vantage at Coventry sale that occurred in January 2023 and the Vantage at Westover Hills sale that occurred in May 2022. The gain on sale of JV Equity Investments for the nine months ended September 30, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) using the equity method of accounting. Such investments typically incur losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase for the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and interest expense at Freestone Cresta Bella as the property commenced leasing activities during the third quarter of 2024.

The change in segment net income for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to the change in total revenues and gains on sales of unconsolidated entities discussed above.

Operational Matters

We have noted no material construction cost overruns for securing materials and labor needed to construct the properties underlying our JV Equity Investments, despite general supply chain constraints noted in recent years. However, Vantage at McKinney Falls did experience cost overruns due to delayed utility connections to the site by the local municipality. The lack of water connections delayed vertical construction and caused the general contractor to incur additional general conditions costs to otherwise ensure progress in construction. To date, we have contributed additional equity of $1.0 million to cover cost overages related to these delays.

The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original budgets. We have noted that some properties that are complete or nearing construction completion are incurring interest costs that exceed capitalized interest reserves, and such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments. Under the operating agreements, if additional capital is required, the parties to the JV Equity Investment will mutually agree on how to fund additional capital. From January through October 2024, we agreed to advance additional equity totaling $7.5 million across five Vantage JV Equity Investments to cover additional interest costs. We anticipate advancing additional equity to certain JV Equity Investments during the remainder of 2024 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. We plan to contribute such additional funds with cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

As of September 30, 2024, Vantage at Tomball, Vantage at Helotes, Vantage at Fair Oaks, and Vantage at Hutto had achieved approximately 90% physical occupancy. The managing member of each property is evaluating options for the sale of each property.

Vantage at McKinney Falls completed construction in July 2024 and was 46% leased as of September 30, 2024. Vantage at Loveland began leasing units in May 2024, completed construction in October 2024, and was 28% leased as of September 30, 2024. Freestone Cresta Bella began leasing activities in September 2024.

MF Properties Segment

As of September 30, 2024, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
MF Properties
Total revenues	$-	$1,199	$(1,199)	-100.0%	$-	$3,533	$(3,533)	-100.0%
Real estate operating expense	-	874	(874)	-100.0%	-	2,091	(2,091)	-100.0%
Depreciation expense	-	407	(407)	-100.0%	-	1,206	(1,206)	-100.0%
Gain on sale of real estate assets	-	-	-	N/A	64	-	64	N/A
Segment net income (loss)	-	(185)	185	100.0%	64	127	(63)	-49.6%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Segment net income for the nine months ended September 30, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023.

Discussion of Occupancy at Investment-Related Properties

The following tables summarize occupancy and other information regarding the properties underlying our various investment classes. The narrative discussion that follows provides a brief operating analysis of each investment class as of and for the nine months ended September 30, 2024 and 2023.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of September 30, 2024. Debt service on our MRBs for the non-consolidated stabilized properties was current as of September 30, 2024. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2024	2024	2023	2024	2023
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45	93%	93%	102%	96%
Courtyard	CA	108	98%	100%	95%	98%
Glenview Apartments	CA	88	95%	89%	90%	84%
Harden Ranch	CA	100	99%	100%	97%	98%
Harmony Court Bakersfield	CA	96	96%	97%	95%	92%
Harmony Terrace	CA	136	97%	99%	131%	136%
Las Palmas II	CA	81	100%	100%	98%	98%
Lutheran Gardens	CA	76	95%	96%	95%	94%
Montclair Apartments	CA	80	98%	95%	99%	90%
Montecito at Williams Ranch Apartments	CA	132	98%	98%	109%	104%
Montevista	CA	82	99%	90%	105%	96%
Ocotillo Springs	CA	75	100%	93%	100%	99%
San Vicente	CA	50	100%	100%	97%	88%
Santa Fe Apartments	CA	89	97%	100%	97%	95%
Seasons at Simi Valley	CA	69	96%	97%	121%	121%
Seasons Lakewood	CA	85	99%	100%	109%	107%
Seasons San Juan Capistrano	CA	112	95%	96%	101%	101%
Solano Vista	CA	96	97%	95%	91%	88%
Summerhill	CA	128	96%	95%	98%	93%
Sycamore Walk	CA	112	100%	96%	94%	94%
The Village at Madera	CA	75	96%	99%	104%	104%
Tyler Park Townhomes	CA	88	98%	99%	98%	98%
Vineyard Gardens	CA	62	98%	100%	105%	103%
Wellspring Apartments (4)	CA	88	99%	n/a	n/a	n/a
Westside Village Market	CA	81	99%	96%	98%	95%
Copper Gate Apartments	IN	129	96%	99%	99%	98%
Renaissance	LA	208	84%	89%	83%	91%
Live 929 Apartments	MD	575	90%	69%	78%	81%
Jackson Manor Apartments	MS	60	98%	95%	94%	97%
Silver Moon	NM	151	97%	97%	95%	95%
Village at Avalon	NM	240	99%	100%	98%	98%
Columbia Gardens	SC	188	86%	90%	88%	100%
Companion at Thornhill Apartments	SC	180	98%	98%	84%	81%
The Palms at Premier Park Apartments	SC	240	98%	97%	87%	86%
Village at River's Edge	SC	124	90%	96%	92%	92%
Willow Run	SC	200	87%	89%	89%	102%
Arbors at Hickory Ridge (5)	TN	348	n/a	n/a	n/a	n/a
Avistar at Copperfield	TX	192	96%	95%	89%	89%
Avistar at the Crest	TX	200	97%	97%	89%	91%
Avistar at the Oaks	TX	156	94%	97%	87%	89%
Avistar at the Parkway	TX	236	88%	87%	73%	82%
Avistar at Wilcrest	TX	88	90%	93%	84%	82%
Avistar at Wood Hollow	TX	409	86%	95%	77%	92%
Avistar in 09	TX	133	96%	98%	91%	94%
Avistar on the Boulevard	TX	344	82%	91%	77%	82%
Avistar on the Hills	TX	129	91%	95%	85%	87%
Bruton Apartments	TX	264	78%	69%	59%	47%
Concord at Gulfgate	TX	288	90%	91%	86%	79%
Concord at Little York	TX	276	83%	87%	77%	76%
Concord at Williamcrest	TX	288	91%	94%	84%	86%
Crossing at 1415	TX	112	85%	95%	84%	86%
Decatur Angle	TX	302	81%	85%	63%	71%
Esperanza at Palo Alto	TX	322	86%	91%	73%	74%
Heights at 515	TX	96	90%	91%	85%	86%
Heritage Square	TX	204	94%	97%	86%	87%
Oaks at Georgetown	TX	192	90%	96%	82%	92%
15 West Apartments	WA	120	99%	98%	98%	98%
		9,228	91.5%	91.8%	86.4%	88.0%
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
(4)
Physical occupancy information is not available for the nine months ended September 30, 2023 and economic occupancy information is not available for the nine months ended September 30, 2024 and 2023 as the property was recently acquired.

(5)
The MRB is defeased and as such, the Partnership does not report property occupancy information.

Physical occupancy as of September 30, 2024 is consistent with the same period in 2023. The physical occupancy at various Avistar properties and Renaissance has declined in recent periods due to operational issues. The property owners have made certain personnel changes and has indicated that leasing is improving in 2024. The physical occupancy at Crossing at 1415 has declined due to economic factors in its submarket and property management is working to address the declines. These declines have been partially offset with improved performance at Live 929 Apartments. We will continue to monitor and discuss property operations with the individual borrowers for Live 929 Apartments, the Avistar properties, Renaissance, and Crossing 1415 to ensure noted performance issues are addressed.

Economic occupancy for the nine months ended September 30, 2024 decreased from the same period in 2023 due to a decrease in rental revenue as a result of the declines in physical occupancy noted above.

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2023. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 5.9% during the nine months ended September 30, 2024 as compared to the same period in 2023, which is significantly higher than average historical annual rent increases. In addition, we observed an increase in same-property net rental revenue of 4.0% during the nine months ended September 30, 2024 as compared to the same period in 2023. As restricted rents adjust over time on a lag, increasing maximum rental income amounts may contribute to a temporary decline in economic occupancy even though property rental revenues are increasing overall.

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

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of September 30, 2024, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of September 30, 2024, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,		Physical Occupancy (1) as of September 30,				Economic Occupancy (2) for the six months ended September 30,
Property Name	State	2024		2024		2023		2024	2023
MRB Multifamily Properties-Non Stabilized (3)
MaryAlice Circle Apartments (4)	GA	98		66%		58%		n/a	n/a
Woodington Gardens Apartments (5)	MD	197		94%		n/a		92%	n/a
The Ivy Apartments	SC	212		87%		79%		71%	65%
The Park at Sondrio Apartments	SC	271		77%		71%		59%	59%
The Park at Vietti Apartments	SC	204		94%		73%		71%	61%
Windsor Shores Apartments	SC	176		90%		81%		79%	72%
Aventine Apartments (6)	WA	68		91%		n/a		n/a	n/a
The Safford (7)	AZ	200		n/a		n/a		n/a	n/a
40rty on Colony - Series P (7)	CA	40		n/a		n/a		n/a	n/a
Residency at Empire (7)	CA	148		n/a		n/a		n/a	n/a
Residency at the Entrepreneur (7)	CA	200		n/a		n/a		n/a	n/a
Residency at the Mayer (7)	CA	79		n/a		n/a		n/a	n/a
Village at Hanford Square (7)	CA	100		n/a		n/a		n/a	n/a
Handsel Morgan Village Apartments (7)	GA	45		n/a		n/a		n/a	n/a
		2,038

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (7)	MI	174	(8)	n/a		n/a		n/a	n/a
Village Point (9)	NJ	120	(9)	85%	(9)	83%	(9)	n/a	n/a
		294

GIL Multifamily Properties-Non Stabilized (3)
Poppy Grove I (7)	CA	147		n/a		n/a		n/a	n/a
Poppy Grove II (7)	CA	82		n/a		n/a		n/a	n/a
Poppy Grove III (7)	CA	158		n/a		n/a		n/a	n/a
Osprey Village (5)	FL	383		98%		n/a		52%	n/a
Willow Place Apartments (5)	GA	182		100%		n/a		64%	n/a
Legacy Commons at Signal Hills	MN	247		84%		61%		57%	21%
Sandy Creek Apartments (5)	TX	140		100%		n/a		86%	n/a
		1,339

Grand total		3,671
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
(4)
Economic occupancy information is not available for the nine months ended September 30, 2024 and 2023 as the related investment is undergoing a tenant-in-place rehabilitation and new construction phase.
(5)
Physical and economic occupancy information is not available for the nine months ended September 30, 2023 as the related investment was either under construction, rehabilitation, or recently acquired.
(6)
Physical occupancy information is not available for the nine months ended September 30, 2023 and economic occupancy information is not available for the nine months ended September 30, 2024 and 2023 as the property was recently acquired.
(7)
Physical and economic occupancy information is not available for the nine months ended September 30, 2024 and 2023 as the property is under construction or rehabilitation or was recently acquired.
(8)
Meadow Valley is a seniors housing property with 174 beds in 154 units.
(9)
Village Point is a skilled nursing property with 120 beds in 92 units. Physical occupancy is based on the daily average of beds occupied during the last month of the period.

As September 30, 2024, eight MRB multifamily properties and one MRB seniors housing property were under construction or recently acquired and have no operating metrics to report. The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments, Windsor Shores Apartments, and Woodington Gardens are currently undergoing tenant-in-place rehabilitations. The MaryAlice Circle Apartments MRB property is undergoing both rehabilitation and new construction phases.

As of September 30, 2024, three GIL properties were under construction and have no operating metrics to report. Sandy Creek Apartments is currently undergoing a tenant-in-place rehabilitation. The remaining three GIL properties have substantially completed construction or rehabilitation and are in the lease-up phase.

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

					Physical Occupancy (1) as of September 30,
Property Name	State	Construction Completion Date	Planned Number of Units		2024	2023	Revenue For the Three Months Ended September 30, 2024 (2)	Sale Date	Per-unit Sale Price
Most Recent Property Sales
Vantage at Germantown	TN	March 2020	n/a		n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a		n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a		n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a		n/a	n/a	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a		n/a	n/a	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a		n/a	n/a	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	n/a	June 2023	174,000

Operating Properties
Vantage at Tomball	TX	April 2022	288		90%	90%	$1,078,653	n/a	n/a
Vantage at Helotes	TX	November 2022	288		90%	93%	1,164,341	n/a	n/a
Vantage at Fair Oaks	TX	May 2023	288		90%	54%	1,143,495	n/a	n/a
Vantage at Hutto	TX	December 2023	288		94%	24%	1,273,927	n/a	n/a
Vantage at McKinney Falls	TX	July 2024	288		46%	n/a	345,390	n/a	n/a
Vantage at Loveland	CO	October 2024	288		28%	n/a	195,202	n/a	n/a

Properties Under Construction
Freestone Cresta Bella	TX	n/a	296		2%	n/a	5,237	n/a	n/a
Valage Senior Living Carson Valley	NV	n/a	102	(4)	n/a	n/a	n/a	n/a	n/a
The Jessam at Hays Farm	AL	n/a	318		n/a	n/a	n/a	n/a	n/a
Freestone Greenville	TX	n/a	300		n/a	n/a	n/a	n/a	n/a
Freestone Ladera	TX	n/a	288		n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (5)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a

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
(5)
The property is reported as a consolidated VIE as of September 30, 2024 (see Note 3 to the Partnership’s condensed consolidated financial statements).

Vantage at Tomball, Vantage at Helotes, Vantage at Fair Oaks, and Vantage at Hutto have achieved occupancy of at least 90% as of September 30, 2024 and the managing member of each property is evaluating options for the sale of each property.

Vantage at McKinney Falls and Vantage at Loveland have completed construction and commenced leasing activities in March 2024 and May 2024, respectively. Freestone Cresta Bella is nearing construction completion and began leasing activities in September 2024.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues and Other Income:
Investment income	$21,821	$20,537	$1,284	6.3%	$60,921	$62,256	$(1,335)	-2.1%
Other interest income	2,235	4,621	(2,386)	-51.6%	7,310	13,677	(6,367)	-46.6%
Property revenues	-	1,199	(1,199)	-100.0%	-	3,533	(3,533)	-100.0%
Other income	289	117	172	147.0%	455	250	205	82.0%
Gain on sale of real estate assets	-	-	-	N/A	64	-	64	N/A
Gain on sale of mortgage revenue bond	-	-	-	N/A	1,013	-	1,013	N/A
Gain on sale of investments in unconsolidated entities	-	32	(32)	-100.0%	57	22,725	(22,668)	-99.7%
Earnings (losses) from investments in unconsolidated entities	(704)	-	(704)	N/A	(826)	-	(826)	N/A
Total Revenues and Other Income	$23,641	$26,506	$(2,865)	-10.8%	$68,994	$102,441	$(33,447)	-32.7%

Discussion of Total Revenues and Other Income for the Three Months Ended September 30, 2024 and 2023

Investment income. The increase in investment income for the three months ended September 30, 2024 as compared to the same period in 2023 was due to the following factors:

•
An increase of approximately $2.7 million in interest income from recent MRB advances, offset by a decrease of approximately $526,000 in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $1.1 million in interest income due to discount accretion on the Southpark MRB upon redemption at par in July 2024;
•
A decrease of approximately $1.8 million in interest income due to recent GIL redemptions, offset by an increase of approximately $789,000 in interest income from recent GIL investments and higher average interest rates;
•
A decrease of approximately $972,000 of investment income related to unconsolidated entities consisting of:
o
A decrease of approximately $1.6 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024; and
o
An increase of approximately $603,000 in investment income related to preferred returns on equity contributions during 2023 and 2024.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The decrease in other interest income for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to:

•
A decrease of approximately $1.8 million from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $84.3 million; and
•
A decrease of approximately $574,000 in other interest income due to decreasing interest earned on cash balances.

Property revenues. The decrease in property revenues for the three months ended September 30, 2024 as compared to the same period in 2023 is due to the sale of the Suites on Paseo MF Property in December 2023.

Other income. Other income for the three months ended September 30, 2024 and 2023 related to the receipt of non-refundable fees for the extension of various GIL and property loan maturity dates.

Gain on sale of investments in unconsolidated entities. There was no gain on sale of investments in unconsolidated entities for the three months ended September 30, 2024. The gain on sale of JV Equity Investments for the three months ended September 30, 2023 primarily related to final settlement of the Vantage at Powdersville sale that occurred in May 2021.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase for the three months ended September 30, 2024 as compared to the same period in 2023 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and interest expense at Freestone Cresta Bella as the property commenced leasing activities during the third quarter of 2024.

Discussion of Total Revenues and Other Income for the Nine Months Ended September 30, 2024 and 2023

Investment income. The decrease in investment income for the nine months ended September 30, 2024 as compared to the same period in 2023 was due to the following factors:

•
A decrease of approximately $7.0 million in interest income due to recent GIL redemptions, offset by an increase of approximately $3.3 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $6.8 million in interest income from recent MRB advances, offset by a decrease of approximately $1.3 million in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $1.1 million in interest income due to discount accretion on the Southpark MRB upon redemption at par in July 2024;
•
A decrease of approximately $4.3 million of investment income related to JV Equity Investments consisting of:
o
A decrease of approximately $3.9 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024;
o
A decrease of approximately $2.3 million of investment income related to preferred return recognized upon the sale of Vantage at Stone Creek and Vantage at Coventry in January 2023 and Vantage at Conroe in June 2023; and
o
An increase of approximately $2.0 in investment income related to preferred returns on equity contributions during 2023 and 2024.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The decrease in other interest income for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to:

•
A decrease of approximately $5.8 million from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $93.3 million; and
•
A decrease of approximately $602,000 in other interest income due to decreasing interest earned on cash balances.

Property revenues. The decrease in property revenues for the nine months ended September 30, 2024 as compared to the same period in 2023 is due to the sale of the Suites on Paseo MF Property in December 2023.

Other income. Other income for the nine months ended September 30, 2024 and 2023 related to the receipt of non-refundable fees for the extension of various GIL and property loan maturity dates.

Gain on sale of real estate assets. The gain on sale of real estate assets for the nine months ended September 30, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023. There was no gain on sale of real estate assets for the nine months ended September 30, 2023.

Gain on sale of mortgage revenue bond. The gain on sale of mortgage revenue bond for the nine months ended September 30, 2024 related to the sale of the Brookstone MRB in May 2024. There was no gain on sale for the nine months ended September 30, 2023.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2024 related to final settlement of the Vantage at Coventry sale that occurred in January 2023 and the

Vantage at Westover Hills sale that occurred in May 2022. The gain on sale for the nine months ended September 30, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase for the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and interest expense at Freestone Cresta Bella as the property commenced leasing activities during the third quarter of 2024.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$-	$874	$(874)	-100.0%	$-	$2,091	$(2,091)	-100.0%
Provision for credit losses	(226)	(562)	336	-59.8%	(1,012)	(1,881)	869	-46.2%
Depreciation and amortization	6	413	(407)	-98.5%	18	1,224	(1,206)	-98.5%
Interest expense	15,489	17,927	(2,438)	-13.6%	44,191	52,217	(8,026)	-15.4%
Net result from derivative transactions	7,897	(7,209)	15,106	N/A	(256)	(14,540)	14,284	-98.2%
General and administrative	5,113	5,328	(215)	-4.0%	14,865	15,510	(645)	-4.2%
Total Expenses	$28,279	$16,771	$11,508	68.6%	$57,806	$54,621	$3,185	5.8%

Discussion of Total Expenses for the Three Months Ended September 30, 2024 and 2023

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. There were no real estate operating expenses for the three months ended September 30, 2024 due to the sale of the Suites on Paseo MF Property in December 2023.

Provision for credit losses. The provision for credit losses for the three months ended September 30, 2024 and 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and was primarily due to GIL and property loan redemptions during 2023 and 2024, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the three months ended September 30, 2024 as compared to the same period in 2023 due primarily to the sale of the Suites on Paseo MF Property in December 2023.

Interest expense. The decrease in interest expense for the three months ended September 30, 2024 as compared to the same period in 2023 was due primarily to the following factors:

•
A decrease of approximately $2.3 million due to lower average principal outstanding of approximately $33.5 million; and
•
A decrease of approximately $176,000 due to lower average interest rates on debt financing.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(1,798)	$(2,972)
Unrealized (gains) losses on derivatives, net	9,695	(4,237)
Net result from derivative transactions	$7,897	$(7,209)

Unrealized losses on derivatives, net, were approximately $9.7 million for the three months ended September 30, 2024, compared to gains of approximately $4.2 million for the three months ended September 30, 2023, resulting in increased losses of approximately $13.9 million between the two periods. The increase in the unrealized losses was attributable to declining current and forward market interest rates which caused the fair value of our derivatives to decline. If the reference rates on our interest rate swaps continue to fall in the future, then we will likely experience additional unrealized losses on derivatives, net. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to a decrease of approximately $245,000 in employee compensation and benefits.

Discussion of Total Expenses for the Nine Months Ended September 30, 2024 and 2023

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. There were no real estate operating expenses for the nine months ended September 30, 2024 due to the sale of the Suites on Paseo MF Property in December 2023.

Provision for credit losses. The provision for credit losses for the nine months ended September 30, 2024 related to:

•
Declining expected credit losses of approximately $1.1 million for our remaining portfolio of GILs, taxable GILs, property loans, and unfunded commitments that was primarily due to GIL and property loan redemptions during 2024, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses;
•
The recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB; and
•
An increase of approximately $215,000 due to a new property loan investment during 2024.

The provision for credit losses for the nine months ended September 30, 2023 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and was primarily due to GIL and property loan redemptions during 2023, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the nine months ended September 30, 2024 as compared to the same period in 2023 due primarily to the sale of the Suites on Paseo MF Property in December 2023.

Interest expense. The decrease in interest expense for the nine months ended September 30, 2024 as compared to the same period in 2023 was due to the following factors:

•
A decrease of approximately $9.6 million due to lower average principal outstanding of approximately $90.7 million;
•
An increase of approximately $2.2 million due to higher average interest rates on debt financing; and
•
A decrease of approximately $564,000 in amortization of deferred financing costs.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Realized (gains) losses on derivatives, net	$(5,137)	$(7,719)
Unrealized (gains) losses on derivatives, net	4,881	(6,821)
Net result from derivative transactions	$(256)	$(14,540)

Unrealized losses on derivatives, net, were approximately $4.9 million for the nine months ended September 30, 2024, compared to gains of approximately $6.8 million for the nine months ended September 30, 2023, resulting in increased losses of approximately $11.7 million between the two periods. The increase in the unrealized losses was attributable to declining current and forward market interest rates which caused the fair value of our derivatives to decline. If the reference rates on our interest rate swaps continue to fall in the future, then we will likely experience additional unrealized losses on derivatives, net. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to decreases of approximately $194,000 in administration fees paid to the General Partner due to lower assets under management, and approximately $429,000 in employee compensation and benefits.

Discussion of Income Tax Expense for the Three and Nine Months ended September 30, 2024 and 2023

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the three and nine months ended September 30, 2024 and 2023.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and nine months ended September 30, 2024 and 2023 (all per BUC amounts are presented giving effect to the BUCs Distributions on a retroactive basis for all periods presented):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(4,635,707)	$9,729,378	$11,190,810	$47,807,772
Unrealized (gains) losses on derivatives, net	9,695,459	(4,236,597)	4,880,661	(6,820,894)
Depreciation and amortization expense	5,967	413,433	17,900	1,223,822
Provision for credit losses (1)	(226,000)	(562,000)	(843,000)	(1,881,000)
Amortization of deferred financing costs	360,349	352,692	1,187,700	1,751,442
Restricted unit compensation expense	564,699	603,473	1,455,581	1,540,609
Deferred income taxes	(951)	(1,103)	1,271	(3,158)
Redeemable Preferred Unit distributions and accretion	(741,476)	(700,156)	(2,250,194)	(2,245,988)
Tier 2 Income allocable to the General Partner (2)	-	64,919	-	(3,228,709)
Recovery of prior credit loss (3)	(17,344)	(17,344)	(51,844)	(51,656)
Bond premium, discount and acquisition fee amortization, net of cash received	498,983	(45,157)	1,337,376	(139,384)
(Earnings) losses from investments in unconsolidated entities	704,096	-	825,652	-
Total CAD	$6,208,075	$5,601,538	$17,751,913	$37,952,856

Weighted average number of BUCs outstanding, basic	23,085,261	22,923,956	23,056,467	22,924,023
Net income (loss) per BUC, basic	$(0.23)	$0.39	$0.38	$1.82
Total CAD per BUC, basic	$0.27	$0.24	$0.77	$1.66
Cash Distributions declared, per BUC	$0.37	$0.365	$1.108	$1.093
BUCs Distributions declared, per BUC (4)	$-	$0.07	$0.07	$0.14

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

(4)
The Partnership declared the First Quarter 2024 BUCs Distribution payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record date of March 28, 2024. The Partnership declared the Second Quarter 2023 BUCs Distribution payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record date of June 30, 2023 and the Third Quarter 2023 BUCs Distribution payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record date of September 29, 2023.

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

Our long-term liquidity requirements will be primarily for maturities of debt financings and funding the purchase of additional investment assets, net of leverage secured by the investment assets, and repayments of our secured lines of credit balances. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from our investments; and proceeds from asset redemptions and sales in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of September 30, 2024, we reported unrestricted cash on hand of approximately $37.4 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investments

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of September 30, 2024. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of September 30, 2024. The balance of the General LOC was $40.5 million with the ability to draw an additional $9.5 million as of September 30, 2024. The General LOC has a maturity date of June 2025, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $50.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing, or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of September 30, 2024. There was a balance of $3.9 million outstanding on the Acquisition LOC and approximately $46.1 million was available as of September 30, 2024. The Acquisition LOC has a maturity date of June 2025, with a one-year extension option, subject to certain terms and conditions.

Proceeds from the Redemption or Sale of Assets

We may, from time to time, experience redemptions of or execute sales of our investments in MRBs, GILs, property loans, JV Equity Investments and MF Properties consistent with our strategic plans. Borrowers on certain of our MRBs, GILs, and property loans have the right to prepay amounts outstanding prior to contractual maturity which would result in the return of our capital, net of repayment of leverage on the related asset. We received redemption proceeds from the redemptions of the Southpark MRB, Runnymede MRB, and Magnolia Heights GIL and property loan during the third quarter of 2024.

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

Our JV Equity Investments are passive in nature and decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends. We are entitled to proceeds upon the sales of JV Equity Investments in accordance with the terms of the entity operating agreement. We received sales proceeds from JV Equity Investment sales in 2023 totaling $47.7 million. There have been no sales to date in 2024, though Vantage at Tomball and Vantage at Hutto have been listed for sale by the respective managing members with sales expected to close in the next three to six months.

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

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured LOCs. We may obtain leverage for these investments by posting the investments as security. As of September 30, 2024, all leverageable assets were associated with a debt financing facility or our Acquisition LOC.

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

In March 2024, we entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, pursuant to which the Partnership may offer and sell, from time to time through or to the Agents, BUCs having an aggregate offering price of up to $50,000,000. As of September 30, 2024, we have sold 92,802 BUCs for gross proceeds of $1.5 million under the Sales Agreement.

We have one registration statement on Form S-3 covering the offering of Preferred Units that has been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offering:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of September 30, 2024	Remaining Units Available to Issue as of September 30, 2024
Series B	September 2024	September 2027	$10.00	5.75%	Sixth anniversary	-	10,000,000	(1)

(1)
The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued.

In February 2024, we issued 500,000 Series B Preferred Units to a new investor under a prior registration statement on Form S-3 for gross proceeds of $5.0 million.

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

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of September 30, 2024:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Initial Commitment	Remaining Commitment as of September 30, 2024	Remainder of 2024	2025	Interest Rate (2)	Related Debt Financing (3)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$7,330,000	$4,000,000	$3,330,000	6.25%	Variable TOB
Residency at the Entrepreneur- Series J-4	April 2022	March 2040	16,420,000	2,400,000	2,400,000	-	SOFR + 3.60% (4)	Variable TOB
Residency at the Entrepreneur- Series J-5	February 2023	April 2025 (5)	5,000,000	4,000,000	4,000,000	-	SOFR + 3.60%	Variable TOB
Residency at Empire Series BB-4	December 2022	December 2040	47,000,000	33,200,000	6,700,000	26,500,000	6.45% (6)	Variable TOB
The Safford	October 2023	October 2026 (5)	43,000,000	16,774,314	8,740,000	8,034,314	7.59%	Variable TOB
Subtotal			155,420,000	63,704,314	25,840,000	37,864,314

Taxable Mortgage Revenue Bonds
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (5)	$8,000,000	$7,000,000	$-	$7,000,000	SOFR + 3.65%	Variable TOB
Residency at Empire Series BB-T	December 2022	December 2025 (5)	9,404,500	8,404,500	-	8,404,500	7.45%	Variable TOB
Village at Hanford Square Series H-T	May 2023	May 2030	10,400,000	4,400,000	2,000,000	2,400,000	7.25%	Variable TOB
40rty on Colony Series P-T	June 2023	June 2030	5,950,000	3,450,000	1,000,000	2,450,000	7.45%	Variable TOB
Subtotal			33,754,500	23,254,500	3,000,000	20,254,500

Governmental Issuer Loans
Poppy Grove II	September 2022	April 2025 (5)	$22,250,000	$4,708,700	$4,708,700	$-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	39,119,507	14,569,507	14,569,507	-	6.78%	Variable TOB
Subtotal			61,369,507	19,278,207	19,278,207	-

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (5)	$21,157,672	$20,000,000	$10,000,000	$10,000,000	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (5)	10,941,300	9,941,300	3,000,000	6,941,300	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (5)	24,480,493	23,480,493	5,000,000	18,480,493	6.78%	Variable TOB
Subtotal			56,579,465	53,421,793	18,000,000	35,421,793

Property Loans
Sandy Creek Apartments	August 2023	September 2026 (5)	$7,830,000	$542,008	$542,008	$-	8.63% (7)	Variable TOB
Subtotal			7,830,000	542,008	542,008	-

Equity Investments
Vantage at San Marcos (8), (9)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	N/A	N/A
Freestone Greeley (9)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	N/A	N/A
Freestone Greenville	December 2023	N/A	20,049,570	6,997,573	3,750,001	3,247,572	N/A	N/A
Freestone Ladera	December 2023	N/A	17,097,624	11,187,209	3,750,000	7,437,209	N/A	N/A
Subtotal			63,097,433	37,691,041	27,006,260	10,684,781

Total Commitments			$378,050,905	$197,891,863	$93,666,475	$104,225,388
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
(9)
A development site has been identified for this property but construction had not commenced as of September 30, 2024.

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

During January through October 2024, we advanced additional capital totaling $8.5 million across five Vantage JV Equity Investments. The additional capital was used to cover development cost overruns, primarily due to higher than anticipated interest costs. We anticipate making additional investments in certain JV Equity Investments during 2024 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds with cash on hand or other currently available liquidity sources.

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

Our debt financing arrangements include various fixed and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed and variable rate debt financings as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$310,921,681	29.2%	$313,675,048	30.8%
Variable (1)	Variable (1)	144,999,001	13.6%	243,067,000	23.9%
Fixed	Variable	62,066,338	5.8%	35,946,824	3.5%
Fixed	Variable - Hedged (2)	547,148,250	51.4%	425,371,000	41.8%
Total		$1,065,135,270		$1,018,059,872
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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling $1.8 million and $5.2 million during the three and nine months ended September 30, 2024, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of September 30, 2024. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2024	$406,596,769
2025	327,531,631
2026	277,393,799
2027	191,995,466
2028	155,697,132
2029	119,142,299
2030	19,392,800
2031	11,799,667
2032	9,583,000
2033	6,577,667
2034	2,537,500

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had posted approximately $10.4 million of cash collateral with Mizuho as of September 30, 2024 due to declines in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally rising market interest rates. We have satisfied all collateral calls using unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps move inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

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

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of September 30, 2024:

	Secured Lines of Credit	Debt Financing	Mortgage Payable	Total
Remainder of 2024	$-	$113,849,281	$1,690,000	$115,539,281
2025	44,400,000	312,947,785	-	357,347,785
2026	-	198,531,526	-	198,531,526
2027	-	178,202,219	-	178,202,219
2028	-	4,518,577	-	4,518,577
Thereafter	-	257,085,882	-	257,085,882
Total	$44,400,000	$1,065,135,270	$1,690,000	$1,111,225,270

The table above is as of September 30, 2024, and does not reflect the various debt financing transactions that occurred in October and November 2024 and are disclosed in Note 25 of the condensed consolidated financial statements.

In October 2024, we completed the 2024 PFA Securitization Transaction. The securitization involved the sale of custodial receipts representing partial interests in 14 MRBs to a municipal conduit issuer, which then issued and sold $75.4 million of Affordable Housing Multifamily Certificates to third-party investors in exchange for financing proceeds. For financial reporting purposes, the Affordable Housing Multifamily Certificates of the 2024 PFA Securitization Transaction are considered debt financing of the Partnership. See Note 25 for further information on the transaction. The term of the 2024 PFA Securitization Transaction will end upon repayment of the $75.4 million of Affordable Housing Multifamily Certificates from underlying principal payments on the custodial receipts, which will be no later than September 2039. The proceeds of the 2024 PFA Securitization Transaction were used to repay the outstanding principal of the M31 TEBS Financing and various TOB and Term TOB financings that are disclosed in Note 25 to the condensed consolidated financial statements. The 2024 PFA Securitization Transaction is non-recourse to the Partnership, does not require mark-to-market collateral posting, has a term that matches the term of the underlying MRBs, and bears interest at a fixed rate.

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

On September 16, 2024, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.37 per BUC to unitholders of record on September 30, 2024 and payable on October 31, 2024.

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

Cash Flows

For the nine months ended September 30, 2024, we generated cash of $86,000, which was the net result of $13.3 million provided by operating activities, $38.6 million used in investing activities, and $25.3 million provided by financing activities.

Cash provided by operating activities totaled $13.3 million for the nine months ended September 30, 2024, as compared to $20.2 million generated for the nine months ended September 30, 2023. The change between periods was primarily due to the following factors:

•
A decrease of $36.6 million in net income, offset by the $22.7 million adjustment for the gain on sale of unconsolidated entities that is considered cash from investing activities;
•
A increase of $11.8 million related to a reduction in the unrealized gain on interest rate derivatives;
•
A decrease of $1.0 million related to the adjustment for the gain on sale of mortgage revenue bond that is considered cash from investing activities;
•
A decrease of $1.1 million related to the amortization of bond premium, discount and origination fees;
•
A decrease of $2,968,000 of cash related to changes in the Partnership's net operating assets and liabilities;
•
A decrease of $1,206,000 related to a reduction in depreciation and amortization expense; and
•
A total increase of $869,000 in non-cash provisions for credit loss and loan loss.

Cash used in investing activities totaled $38.6 million for the nine months ended September 30, 2024, as compared to cash generated of $22.7 million for the nine months ended September 30, 2023. The change between periods was primarily due to the following factors:

•
A net increase of $28.5 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A net decrease of $43.8 million of cash due to overall higher paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
An increase of $8.2 million of cash due to the sale of a MRB;
•
A decrease of $44.0 million of cash due to less proceeds from the sale of investments in unconsolidated entities; and
•
A decrease of $10.4 million of cash due to greater contributions to unconsolidated entities.

Cash provided by financing activities totaled $25.3 million for the nine months ended September 30, 2024, as compared to cash used of $28.7 million for the nine months ended September 30, 2023. The change between periods was primarily due to the following factors:

•
A decrease of $25.0 million due to less proceeds from mortgages payable;
•
A decrease of $13.0 million of cash related to less proceeds from the issuance of Preferred Units;
•
An increase of $10.0 million of cash related to lower redemptions of Preferred Units;
•
A net increase of $50.0 million of cash due to an increase in borrowing on the secured lines of credit;
•
A net increase of $24.9 million of cash due to greater proceeds from debt financing;
•
An increase of $5.2 million of cash due to lower distributions paid; and
•
An increase of $1.5 million in net cash proceeds from the sale of BUCs.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers of Greystone Manager. The Board of Managers of Greystone

Manager retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of September 30, 2024, our overall Leverage Ratio was approximately 74%.

Off Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties and one commercial property, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of September 30, 2024, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our consolidated financial statements.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of November 5, 2024:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford Apartments	$29,808,719	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,463,976	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	41,846,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	20,541,300	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	30,550,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	48,700,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	62,400,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	41,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Wellspring Apartments	3,900,000	9/1/2039	1500 East Anaheim Street	Long Beach	Los Angeles	CA	90813
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Osprey Village	60,000,000	2/1/2025	151 N. Osprey Village Road	Kissimmee	Osceola	FL	34758
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
MaryAlice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Willow Place Apartments	22,202,594	2/1/2025	150 South Zack Hinton Parkway	McDonough	Henry	GA	30253
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Legacy Commons at Signal Hills	34,620,000	2/1/2025	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Jackson Manor Apartments	4,792,150	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Arbors of Hickory Ridge Apartments	11,581,925	1/1/2049	6296 Lake View Trail	Memphis	Shelby	TN	38115
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Sandy Creek Apartments	19,387,992	9/1/2026	1828 Sandy Point Road	Bryan	Brazos	TX	77807
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
Aventine Apartments	9,500,000	6/1/2031	211 112th Ave	Bellevue	King	WA	98004
	$1,074,450,722
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
(4)
The Partnership committed to provide total funding of an MRB up to $41.0 million during the acquisition and rehabilitation phase of the property on a draw-down basis. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $23.1 million and will have a maturity date of 4/1/2039.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of September 30, 2024 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgage payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The current interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to heightened market risk. See the information under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

Interest Rate Risk

The Federal Reserve reduced the federal funds rate by 0.50% in September 2024, which was the first reduction in the federal funds rate since the Federal Reserve began raising interest rates in March 2022 to combat inflation. The Federal Reserve continues to evaluate economic data in assessing whether to make further changes to the federal funds rate, which in turn, influences market expectations for current and future interest rate levels. Changes in short-term interest rates will generally result in similar changes in the interest cost associated with our variable debt financing arrangements, though such changes are expected to be offset by changes in net receipts on our interest rate swap portfolio.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The nature of our MRB, GIL, and property loan investments and the debt used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates. The majority of our MRB investments bear interest at fixed rates. Our GIL, taxable GIL, and property loan investments bear interest at either variable rates subject to interest rate floors or fixed interest rates.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of September 30, 2024:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$4,329,920	$2,164,960	$(2,164,960)	$(4,329,920)	$(8,659,839)
TEBS Debt Financings	114,601	57,300	(57,300)	(114,601)	(229,202)
Other Financings & Derivatives	(3,105,623)	(1,552,812)	1,552,812	3,105,623	6,211,246
Variable Rate Investments	(519,794)	(259,897)	259,897	519,794	1,039,588
Net Interest Income Impact	$819,104	$409,551	$(409,551)	$(819,104)	$(1,638,207)

Per BUC Impact (1)	$0.035	$0.018	$(0.018)	$(0.035)	$(0.071)
(1)
The net interest income change per BUC calculated based on 23,085,261 BUCs outstanding as of September 30, 2024.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized gains (losses) on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of September 30, 2024, it does not consider those exposures or positions that have arisen or could arise after that date, including the various debt financing transactions that occurred in October and November 2024 and are disclosed in Note 25 of the condensed consolidated financial statements. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to fund the acquisition of many of our fixed income assets. Approximately 71% of our leverage bears interest at short term variable interest rates. Our remaining 29% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 19% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

	September 30, 2024	December 31, 2023
Texas	26%	32%
California	29%	25%
South Carolina	18%	21%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 12 basis points across the curve as of September 30, 2024 compared to December 31, 2023. The 10 year and 30 year United States Treasury yield decreased 7 basis points and increased 11 basis points, respectively, during the first nine months of 2024. The 5 year and 10 year SOFR swap rate decreased 28 and 16 basis points, respectively, during the first nine months of 2024. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of September 30, 2024:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$1,032,891	2.3%	- 7.8%	2.5%	-8.6%	$22,750

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2023, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which are incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2024.

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended September 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the periods ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: November 6, 2024	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: November 6, 2024	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer