Form 10-K
period 2024-12-31
Greystone Housing Impact Investors LP
filed 2025-02-20
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $344,931,446.

DOCUMENTS INCORPORATED BY REFERENCE

None

Defined Terms

The following acronyms and defined terms are used in various sections of this Report, including the Notes to Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. All references to “we,” “us,” “our” and the “Partnership” in this Report mean Greystone Housing Impact Investors LP, its wholly owned subsidiaries and our consolidated VIEs.

2022 BUCs Distributions - A distribution completed on October 31, 2022 in the form of additional BUCs at a ratio of 0.01044 BUCs for each BUC outstanding as of September 30, 2022, and a distribution completed on January 31, 2023 in the form of additional BUCs at a ratio of 0.0105 BUCs for each BUC outstanding as of December 30, 2022, collectively.

2023 BUCs Distributions - A distribution completed on July 31, 2023 in the form of additional BUCs at a ratio of 0.00448 BUCs for each BUC outstanding as of June 30, 2023, a distribution completed on October 31, 2023 in the form of additional BUCs at a ratio of 0.00418 BUCs for each BUC outstanding as of September 29, 2023, and a distribution completed on January 31, 2024 in the form of additional BUCs at a ratio of 0.00415 BUCs for each BUC outstanding as of December 29, 2023, collectively.

2024 PFA Securitization Transaction - A securitization transaction to finance credit-enhanced custodial receipts related to 14 MRBs through the Wisconsin Public Finance Authority.

2024 PFA Securitization Bonds - Fourteen MRBs associated with the 2024 PFA Securitization Transaction. Senior and residual custodial receipts were created for each of the MRBs representing partial interests in the MRBs. The senior custodial receipts were sold to the Wisconsin Public Finance Authority and cash flows from the senior custodial receipts will be used to pay debt service on the Affordable Housing Multifamily Certificates associated with the 2024 PFA Securitization Transaction. The residual custodial receipts were sold to the Wisconsin Public Finance Authority and cash flows from the residual custodial receipts will be used to pay debt service on the Affordable Housing Multifamily Certificates associated with the TEBS Residual Financing.

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

Agent(s) - JonesTrading Institutional Services LLC and BTIG, LLC as named agents under the Sales Agreement.

AMI - Area median income, as calculated by the United States Department of Housing and Urban Development.

ASC - Accounting standards codification of the Financial Accounting Standards Board.

ASU - Accounting standards update issued by the Financial Accounting Standards Board.

Audit Committee - The audit committee of the Board of Managers of Greystone Manager, which effectively serves as the audit committee of the Partnership.

BankUnited - BankUnited, N.A.

Barclays - Barclays Bank PLC.

Board of Managers - The Board of Managers of Greystone Manager, which acts as the directors of the Partnership.

BUC(s) - Beneficial Unit Certificate(s) representing assigned limited partnership interests of the Partnership.

BUCs Distributions - The 2022 BUCs Distributions, the 2023 BUCs Distributions, and the First Quarter 2024 BUCs Distribution, collectively.

BUC Holder(s) - A beneficial owner of BUCs.

CAD - Cash Available for Distribution, a non-GAAP measure reported by the Partnership.

C-PACE - Commercial Property Assessed Clean Energy.

CECL - Current expected credit losses as measured in accordance with ASC – Topic 326.

Class A TEBS Certificates - Class A Freddie Mac Multifamily Variable Rate Certificates or Class A Freddie Mac Multifamily Fixed Rate Certificates, which represent beneficial interests in the TEBS securitized assets. These are senior securities credit enhanced by Freddie Mac that are sold to unaffiliated investors and entitle the holders to cash flows from the TEBS securitized assets and are accounted for as debt financings of the Partnership.

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

Committee - The Board of Managers or any such committee designated by the Board of Managers to administer the Equity Incentive Plan.

CRA - Community Reinvestment Act of 1977.

Construction Lending JV - A joint venture with BlackRock Impact Opportunities to invest in loans which will finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States. The Partnership is the managing member of the joint venture.

DEI - Diversity, equity, and inclusion.

Equity Incentive Plan - The Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan.

Fannie Mae - The Federal National Mortgage Association.

FASB - The Financial Accounting Standards Board.

FFIEC - The Federal Financial Institution Examination Council.

FHA - The Federal Housing Administration.

Financed Assets - Purchased investments funded by advances from the Acquisition LOC.

First Quarter 2024 BUCs Distribution - A distribution completed on April 30, 2024 in the form of additional BUCs at a ratio of 0.00417 BUCs for each BUC outstanding as of March 28, 2024.

Freddie Mac - The Federal Home Loan Mortgage Corporation.

GAAP - Accounting principles generally accepted in the United States of America.

General LOC - A general secured line of credit with three financial institutions where BankUnited serves as the sole lead arranger and administrative agent.

General Partner - America First Capital Associates Limited Partnership Two, which is the general partner of the Partnership.

GIL(s) - Governmental issuer loan(s).

Greens Hold Co - Greens of Pine Glen - AmFirst LP Holding Corporation., a wholly owned corporation of the Partnership.

Greystone - Greystone & Co. II LLC, collectively with its affiliates.

Greystone Manager - Greystone AF Manager LLC, which is the general partner of the General Partner.

Greystone Select - Greystone Select Incorporated, an affiliate of the Partnership.

Greystone Servicing – Greystone Servicing Company LLC, an affiliate of the Partnership.

GSE(s) - U.S. Government-sponsored entities, such as Freddie Mac and Fannie Mae.

Initial Limited Partner - Greystone ILP, Inc., a Delaware corporation.

Investment Company Act - The Investment Company Act of 1940, as amended, that is administered and enforced by the SEC.

IRC - Internal Revenue Code.

ISDA - International Swaps and Derivatives Association.

JV Equity Investment(s) - A noncontrolling equity investment in an unconsolidated entity owned by the Partnership for the development of market rate multifamily properties, which excludes the Construction Lending JV.

Leverage Ratio - An overall 80% maximum leverage level, as established by the Board of Managers of Greystone Manager.

LIHTC(s) - Low income housing tax credit(s).

Liquidation Proceeds - All cash receipts of the Partnership (other than operating income and sale proceeds) arising from the liquidation of the Partnership’s assets in the course of the dissolution of the Partnership, as defined in the Partnership Agreement.

Managers - Members of the Board of Managers of Greystone Manager.

MF Property - A multifamily, student, or senior citizen residential property owned by the Partnership.

Mizuho - Mizuho Capital Markets LLC.

MRB(s) - Mortgage revenue bond(s).

Net Interest Income - Income allocation as defined in the Partnership Agreement.

Net Residual Proceeds - Residual proceeds as defined in the Partnership Agreement.

NOLs - Net operating losses.

NYSE - New York Stock Exchange.

Partnership - Greystone Housing Impact Investors LP, its consolidated subsidiaries, and consolidated variable interest entities.

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

PwC - PricewaterhouseCoopers LLP, an independent registered public accounting firm.

QAP - Qualified allocation plan.

Report - This Annual Report on Form 10-K for the year ended December 31, 2024, unless otherwise specified.

RUA(s) - Restricted unit awards issued under the Equity Incentive Plan.

SEC - Securities and Exchange Commission.

Sales Agreement - The Amended and Restated Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as agents.

Secured Credit Agreement - The secured credit agreement executed in connection with the General LOC.

Secured Notes - Secured notes issued by ATAX TEBS Holdings, LLC to Mizuho Capital Markets LLC.

Shelf Registration Statement - The Partnership’s Registration Statement on Form S-3 for the issuance of up to $300.0 million of BUCs, Preferred Units, or debt securities, which was declared effective by the SEC in December 2022.

SIFMA - The SIFMA Municipal Swap Index, which is an index that measures short-term tax-exempt interest rates, as calculated and reported by the Securities Industry and Financial Markets Association.

SOFR - Secured Overnight Funding Rate as published by the Federal Reserve Bank of New York.

TEBS - Tax Exempt Bond Securitization financing with Freddie Mac.

TEBS Certificates - Class A and Class B Freddie Mac Multifamily Variable Rate Certificates or Class A and Class B Freddie Mac Multifamily Fixed Rate Certificates issued pursuant to a TEBS Financing.

TEBS Financing(s) - The M24 TEBS financing, the M31 TEBS financing, the M33 TEBS financing, and the M45 TEBS financing, individually or collectively.

TEBS Residual Financing - A securitization transaction to finance the Partnership’s residual interests in the M33 and M45 TEBS financings and the residual custodial receipts associated with the 2024 PFA Securitization Bonds.

TEBS Sponsor(s) - The special purpose entities ATAX TEBS I, LLC, ATAX TEBS II, LLC, ATAX TEBS III, LLC, and ATAX TEBS IV, LLC, individually or collectively.

TEL Financing(s) - Tax Exempt Loan financing product of Freddie Mac, which can be issued as an immediate funding or forward commitment.

Tier 2 income - Net Interest Income and Net Residual Proceeds characterized as Net Interest Income (Tier 2) and Net Residual Income (Tier 2) allocated 75% to the BUCs and 25% to the General Partner in accordance with the terms of the Partnership Agreement.

TOB - Tender option bond.

Term SOFR - The one-month forward looking term Secured Overnight Financing Rate as published by CME Group Benchmark Administration Limited.

UBTI - Unrelated business taxable income under the rules of the IRC.

Unitholder(s) - Holder(s) of BUCs and/or Preferred Units.

Vantage Properties - JV Equity Investments where the Vantage development group is the managing member.

VIE(s) - Variable interest entity (entities).

WARM - The Weighted Average Remaining Maturity method loss-rate model used by the Partnership to estimate the allowance for credit losses for certain investment assets and related unfunded commitments.

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

These forward-looking statements are subject, but not limited to, various risks and uncertainties, including those relating to:

•
defaults on the mortgage loans securing our MRBs and GILs
•
the competitive environment in which we operate;
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

Item 1. Business.

Organization

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily housing, seniors housing and commercial properties. The Partnership has also invested in GILs, which, similar to MRBs, provide financing for affordable multifamily properties. We expect and believe the interest received on our MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by us and may or may not be secured by real estate.

The Partnership also makes JV Equity Investments for the construction, stabilization, and ultimate sale of market-rate multifamily and seniors housing properties. The Partnership is entitled to distributions if, and when, cash is available for distribution either through operations, a refinance, or a sale of the property.

The Partnership previously held interests in market-rate multifamily MF Properties. The Partnership sold its last remaining MF Property investment in December 2023.

The conduct of the Partnership’s business and affairs is governed by the Partnership Agreement. Our sole general partner is the General Partner. The general partner of our General Partner is Greystone Manager, which is an affiliate of Greystone. Greystone is a real estate lending, investment, and advisory company with an established reputation as a leader in multifamily and healthcare finance, having ranked as a top FHA, Fannie Mae, and Freddie Mac lender in these sectors.

The Partnership has issued BUCs representing assigned limited partnership interests to BUC holders. Our BUCs are traded on the NYSE under the symbol “GHI.” The Partnership has designated three series of non-cumulative, non-voting, non-convertible preferred units that represent limited partnership interests in the Partnership consisting of the Series A, Series A-1, and Series B Preferred Units. The Partnership does not intend to issue additional Series A Preferred Units in the future. Our Unitholders will incur tax liability if any interest earned on our MRBs or GILs is determined to be taxable, for gains related to our MRBs or GILs and for income and gains related to our taxable investments such as our investments in unconsolidated entities and property loans. See Item 1A, “Risk Factors” in this Report for additional details.

Investment Types

Mortgage Revenue Bonds

We invest in MRBs that are issued by state and local governments, their agencies, and authorities to finance the construction or acquisition and rehabilitation of income-producing multifamily and seniors rental properties and skilled nursing facilities. An MRB does not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on an MRB. An MRB is a non-recourse obligation of the property owner. Each MRB is collateralized by a mortgage on all real and personal property of the secured property, which it may share with a corresponding taxable MRB owned by the Partnership. Typically, the sole source of the funds to pay principal and interest on an MRB is the net cash flow or the sale or refinancing proceeds from the secured property. We may commit to provide funding for MRBs on a draw-down basis during construction and/or rehabilitation of the secured property, and we typically require recourse to the borrower during the construction or rehabilitation period.

We expect and believe that the interest received on our MRBs is excludable from gross income for federal income tax purposes. We primarily invest in MRBs that are senior obligations of the secured properties, though we may also invest in subordinate and/or taxable MRBs. Our MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on a monthly basis. The majority of our MRBs have initial contractual terms of 15 years or more. Some MRBs have optional call dates that may be exercised by the borrower which may be at either par or a premium to par. Some MRBs have optional repurchase dates whereby we can require redemption prior to the contractual maturity, typically at par.

Our MRBs are either owned directly by us or are held in trusts created in connection with debt financing transactions that are consolidated VIEs. The following table summarizes our MRB investments as of December 31, 2024:

	Total MRBs	Total Properties		Total Units	Total States	Aggregate Outstanding Principal	Outstanding Funding Commitments
MRB investments	86	72	(1)	11,212	13	$1,002,151,235	$34,386,043

(1)
Properties secured by our MRB investments consist of 70 multifamily properties, one seniors housing property, and one skilled nursing facility.

The four types of MRBs which we may acquire as investments are as follows:

•
Private activity bonds issued under Section 142(d) of the IRC;
•
Bonds issued under Section 145 of the IRC on behalf of not-for-profit entities qualified under Section 501(c)(3) of the IRC;
•
Essential function bonds issued by a public instrumentality to finance a multifamily residential property owned by such public instrumentality; and
•
Existing “80/20 bonds” that were issued under Section 103(b)(4)(A) of the IRC.

Each of these structures permit the issuance of MRBs under the IRC to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily or seniors residential project financed with tax-exempt MRBs (other than essential function bonds as described in the third bullet above) must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. Those rental units of the multifamily residential project not subject to tenant income restrictions may be rented at market rates (unless there are restrictions otherwise imposed by the bond issuer or a governmental entity). With respect to private activity bonds issued under Section 142(d) of the IRC, the owner of the residential project may elect, at the time the MRBs are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). State and local housing authorities may require additional tenant income or rent restrictions that are more restrictive than those minimum levels required by Treasury Regulations. There are no Treasury Regulations related to MRBs that are secured by a commercial property owned by a non-profit borrower.

The borrowers associated with our MRBs are either syndicated partnerships formed to receive allocations of LIHTCs, for-profit entities that have obtained non-LIHTC private activity bonds, or not-for-profit entities. We do not directly or indirectly invest in LIHTCs. We do invest in MRBs that are issued in association with federal LIHTC allocations because such MRBs bear interest that we expect and believe is exempt from federal income taxes. LIHTC-eligible projects are attractive to developers of affordable housing because it helps them raise equity and debt financing. Under the LIHTC program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. To be eligible for federal LIHTCs, a property must either be newly constructed or substantially rehabilitated, and therefore, may be less likely to become functionally obsolete in the near term as compared to an older property. There are various requirements to be eligible for federal LIHTCs, including rent and tenant income restrictions, which vary by property. Projects owned by for-profit entities that have obtained non-LIHTC private activity bonds are typically subject to rent and/or tenant income restrictions similar to LIHTC-associated borrowers.

Our borrowers that are non-profit entities typically have missions to provide affordable multifamily rental units to underserved populations in their market areas. The affordable housing properties securing 501(c)(3) bonds also must comply with the IRS safe harbors for tenant incomes and rents.

The following table summarizes the amount of our MRB investments with LIHTC-associated borrowers, borrowers that have received non-LIHTC private activity bonds, and non-profit borrowers based on principal outstanding as of December 31, 2024:

Borrower Type	MRB Principal Outstanding	Percentage of all MRB Investments
LIHTC-associated borrowers	$474,040,301	47%
Non-profit borrowers	470,695,934	47%
Non-LIHTC private activity bonds	57,415,000	6%
Totals	$1,002,151,235	100%

We may also invest in taxable MRBs secured by the same properties as our MRBs. Interest earned on our taxable MRBs is taxable for federal income tax purposes. Our taxable MRBs may share senior mortgage interest in the property with the MRBs or may be subordinate to the MRBs. We owned 14 taxable MRBs with outstanding principal of $28.3 million as of December 31, 2024.

Governmental Issuer Loans

We invest in GILs that are issued by state or local governmental authorities to finance the construction and/or rehabilitation of affordable multifamily and seniors residential properties. A GIL does not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any government pledged to the payment of principal or interest on the GIL. Each GIL is secured by a mortgage on all real and personal property of the to-be-constructed affordable multifamily property. The GILs may share first mortgage lien positions with property loans and/or taxable GILs also owned by us. Sources of the funds to pay principal and interest on a GIL consist of the net cash flow of the secured property, proceeds from the sale or refinancing of the secured property, and limited-to-full payment guaranties provided by the borrower or its affiliates. We typically commit to fund our GIL investment commitments on a draw-down basis during construction.

We expect and believe the interest earned on our GILs is excludable from gross income for federal income tax purposes. The GILs are senior obligations of the secured properties and bear interest at variable or fixed interest rates. The GILs have initial terms of two to four years, though the borrower typically may prepay all amounts due at any time without penalty. At the closing of each GIL, Freddie Mac, through a servicer, forward commits to purchase the GIL at maturity at par if and when the property has reached stabilization and other conditions are met. Upon stabilization, the servicer will purchase our GIL at par and then immediately sell the GIL to Freddie Mac pursuant to a financing commitment between the servicer and Freddie Mac. As of December 31, 2024, the servicer for nine of our GILs is an affiliate of Greystone.

Our GILs are held in trusts created in connection with debt financing transactions that are consolidated VIEs. The following table summarizes our GIL investments as of December 31, 2024:

	Total GILs	Total Properties	Total Units	Total States	Aggregate Outstanding Principal	Outstanding Funding Commitments
GIL investments	9	8	1,459	6	$226,202,222	$18,778,207

Our GILs have been issued under Section 142(d) of the IRC and are subject to the same set aside and tenant income restrictions noted in the “Mortgage Revenue Bonds” description above. The borrowers associated with all our GILs are syndicated partnerships formed to receive allocations of LIHTCs.

We may also invest in taxable GILs secured by the same properties as our GILs. Interest earned on our taxable GILs is taxable for federal income tax purposes. Our taxable GILs share a senior mortgage interest in the property with the GILs. We owned four taxable GILs with outstanding principal of $14.2 million as of December 31, 2024.

In October 2024, we formed the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States. The Construction Lending JV will invest in GIL, taxable GIL and property loan investments like those currently owned by the Partnership. The Partnership has agreed to provide 10% of the capital for the Construction Lending JV with the remainder to be funded by third-party investors with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s current maximum capital contribution to the Construction Lending JV is approximately $8.3 million, which will be funded on a drawdown basis as called by the Construction Lending JV. As of December 31, 2024, there were no assets in the Construction Lending JV and the Partnership has not yet contributed any capital. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership will earn proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership expects to account for its investment in the Construction Lending JV using the equity method.

Property Loans

We also invest in property loans provided to the owners of certain multifamily, student housing and skilled nursing properties, or other borrowers. Multifamily residential properties financed with property loans may or may not be properties securing our MRB and GIL investments. Such property loans may be secured by property, other collateral, or may be unsecured. As of December 31, 2024, we owned one property loan related to a GIL investment property, one property loan related to an MRB investment, and four property loans to other borrowers. The total outstanding principal of our property loans was approximately $57.1 million as of December 31, 2024.

JV Equity Investments

We invest in non-controlling membership interests in unconsolidated entities for the construction of market-rate multifamily and seniors residential properties. Our JV Equity Investments are passive in nature. Operational oversight of each property is controlled by our joint venture partner according to the entity’s operating agreement. The properties are predominately managed by a property management company affiliated with our joint venture partner. Decisions regarding when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends.

We account for our JV Equity Investments using the equity method and recognize a preferred return on our contributed equity during the hold period. Our preferred returns are paid from distributable cash flow before any distributions are made to our joint venture partners. The accrued preferred return for our JV Equity Investments held through our wholly owned subsidiary, ATAX Vantage

Holdings, LLC, is guaranteed by an unrelated third-party through the fifth anniversary of construction commencement up to a certain dollar amount on an individual project basis.

Our membership interests entitle us to shares of certain cash flows generated by the JV Equity Investments from operations and upon the occurrence of certain capital transactions, such as a refinancing or sale. Upon the sale of a property, net proceeds will be distributed according to the entity's operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized as income upon receipt. Historically, the majority of our income from our JV Equity Investments has been recognized at the time of sale. As a result, we may experience significant income recognition for these investments in those quarters when a property is sold and our equity investment is redeemed.

As of December 31, 2024, we owned membership interests in 12 JV Equity Investments located in four states in the United States. Eight of the 12 JV Equity Investments are located in Texas. In addition, one JV Equity Investment in San Marcos, Texas is reported as a consolidated VIE.

MF Properties

The Partnership has previously owned controlling interests in multifamily, student or senior citizen residential properties. The MF Properties were managed to optimize property values. The Partnership sold its last remaining MF Property investment in December 2023 and we do not have plans to acquire additional MF Properties.

General Investment Matters

Our investments are categorized as either Mortgage Investments, Tax Exempt Investments or Other Investments as defined in our Partnership Agreement. Mortgage Investments, as defined, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans to borrowers associated with our MRBs and GILs. Tax Exempt Investments, as defined, are securities other than Mortgage Investments, for which the related interest income is exempt from federal income taxation and must be rated in one of the four highest rating categories by a nationally recognized statistical rating organization. Other Investments, as defined, are generally all other investments that are not Mortgage Investments or Tax Exempt Investments. We may acquire additional Tax Exempt Investments and Other Investments provided that the acquisition may not cause the aggregate book value of all Tax Exempt Investments plus Other Investments to exceed 25% of our total assets at the time of acquisition. We own no Tax Exempt Investments as of December 31, 2024. Our Other Investments primarily consist of real estate assets, JV Equity Investments and certain property loans.

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

We also continue to make additional strategic JV Equity Investments for the development of market-rate multifamily and seniors residential properties, through noncontrolling membership interests. We currently have investments with four different joint venture partners. We believe the diversity of joint venture sponsors, geographic markets, and property types reduces risks from concentration while also providing attractive risk-adjusted returns for our Unitholders.

Financing Strategy

We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the characteristics of our investment portfolio, availability of financing, cost of financing, and market conditions. This leverage strategy allows us to generate enhanced returns and lowers our net capital investment, allowing us to make additional investments. We currently obtain leverage on our investments and assets through various sources that include:

•
Our secured line of credit facilities;
•
TEBS Financings with Freddie Mac;
•
TOB securitizations with Mizuho and Barclays; and
•
Securitization transactions such as the TEBS Residual Financing and 2024 PFA Securitization Transaction through governmental issuers.

We may utilize other types of secured or unsecured borrowings in the future, including more complex financing structures and diversification of our leverage sources and counterparties.

We refer to our TEBS Financings, TOBs, term TOB, 2024 PFA Securitization Transaction and TEBS Residual Financing securitizations as our debt financings. These debt financing securitizations are accounted for as consolidated VIEs for reporting purposes. These arrangements are structured such that we transfer our investment assets to an entity, such as a trust or special purpose entity, which then issues senior securities and residual interests. The senior securities are sold to third-party investors in exchange for proceeds which are considered debt of the Partnership. We retain the residual interests which entitle us to certain rights to the investment assets and to residual cash proceeds. We generally structure our debt financings such that principal, interest, and any trust expenses are payable from the cash flows of the secured investment assets, and we are generally entitled to all residual cash flows for our general use. As the residual interest holder, we may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity support for the senior securities. If such an event occurs in an individual VIE, we may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the secured investment asset(s) will be sold and we will be required to fund any shortfall in funds available to pay the principal amount of the senior securities after payment of accrued interest and other trust expenses. If we do not fund the shortfall, default and liquidation provisions will be invoked against us. The TEBS financings, 2024 PFA Securitization Transaction, and TEBS Residual Financing are non-recourse to the Partnership such that our shortfall funding for each financing is limited to the stated amount of our residual interests. The TOB trust financings are recourse obligations of the Partnership.

The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements with each counterparty that contain certain covenants and requirements. When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement based on the market value of the investment asset(s) at the time of initial closing. The counterparties require that our residual interests in each TOB trust maintain a certain value in relation to total asset(s) in each TOB trust. In addition, we are required to post collateral, typically cash, if the net aggregate valuation of our residual interests and derivative hedging positions with each counterparty fall below certain thresholds.

The Mizuho and Barclays ISDA master agreements contain covenants that require the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the BUCs remain listed on a national securities exchange. The ISDA master agreement with Barclays also requires that the Partnership’s Leverage Ratio (as defined by the Partnership below) remain below a certain threshold. In addition, both the Mizuho and Barclays ISDA master agreements have cross-default provisions whereby default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the ISDA master agreements. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered.

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

We set target constraints for each type of debt financing utilized. Those constraints are dependent upon several factors, including the characteristics of the investment assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral posting requirements, and the liquidity and marketability of the financed assets. The Board of Managers has established an overall maximum Leverage Ratio of 80% and retains the right to change the Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost (adjusted for paydowns) for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2024, our overall Leverage Ratio was approximately 75%.

Hedging Strategy

We actively manage both our portfolio of fixed and variable rate debt financings and our exposure to changes in market interest rates. When possible, we attempt to obtain fixed-rate debt financing for our fixed-rate investment assets such that our net interest spread is not exposed to changes in market interest rates. Similarly, we attempt to obtain variable-rate debt financing for our variable-rate investment assets such that we are largely hedged against rising interest rates without the need for separate hedging instruments.

We leverage certain fixed-rate investment assets with variable-rate debt financings, primarily with our TOB trust financings. When deemed appropriate, we will enter into derivative based hedging transactions in connection with our risk management activities for these assets to hedge against rising interest rates, which may include interest rate caps, interest rate swaps, total return swaps, swaptions, futures, options or other available hedging instruments. As of December 31, 2024, we had interest rate swap positions with notional amounts totaling $417.0 million.

Preferred Units and BUCs Issuances

In addition to leverage, we may obtain additional capital through the issuance of Series A-1 Preferred Units, Series B Preferred Units or other Partnership securities which may be issued in, among other things, one or more additional series of preferred units, and/or BUCs.

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of 3.0%, 3.0% and 5.75%, respectively. Upon the sixth anniversary of the closing of the sale or issuance of Preferred Units to a subscriber, and upon each anniversary thereafter, the Partnership and each holder have the right to redeem, in whole or in part, the Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit, plus an amount equal to all declared and unpaid distributions through the date of the redemption. Each holder desiring to exercise its redemption rights must provide written notice of its intent to so exercise no less than 180 calendar days prior to any such redemption date.

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

The Partnership is able to issue Series A Preferred Units and Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. As of December 31, 2024, we had $55 million of Series A-1 Preferred Units outstanding and no Series A Preferred Units outstanding. We do not expect to issue any new Series A Preferred Units in the future.

The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. As of December 31, 2024, we had $22.5 million of Series B Preferred Units outstanding.

We filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. We have not yet issued any Series B Preferred Units under this offering as of December 31, 2024.

We may also obtain capital through the issuance of additional BUCs, Preferred Units or debt securities pursuant to our Shelf Registration Statement, which was declared effective by the SEC in December 2022. Under the Shelf Registration Statement we may offer up to $300.0 million of BUCs, Preferred Units or debt securities for sale from time to time. The Shelf Registration Statement will expire in December 2025.

In March 2024, we entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, pursuant to which the Partnership may offer and sell, from time to time through or to the Agents, BUCs having an aggregate offering price of up to $50,000,000. As of December 31, 2024, we have sold 92,802 BUCs for gross proceeds of $1.5 million under the Sales Agreement. We will continue to assess if and when to issue BUCs under this program going forward.

In April 2024, we commenced a registered offering of up to $25.0 million of BUCs which are being offered and sold pursuant to the effective Shelf Registration Statement and a prospectus supplement filed with the SEC relating to this offering. As of the date of this filing, we have not issued any BUCs in connection with this offering.

Reportable Segments

As of December 31, 2024, we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments, and (4) MF Properties. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

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

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activities of the Partnership for the years ended December 31, 2024 and 2023:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended December 31, 2024
Mortgage revenue bond advances(2)	5	$29,318	N/A	N/A	4
Mortgage revenue bond sale(2)	1	10,218	N/A	$310	4
Governmental issuer loan acquisition and advances	3	19,500	N/A	N/A	5
Property loan acquisition and advance	2	1,542	N/A	N/A	6
Investments in unconsolidated entities	4	11,156	N/A	N/A	7
Taxable mortgage revenue bond advances	3	7,450	N/A	N/A	9
Taxable governmental issuer loan acquisition and advance	2	11,000	N/A	N/A	9

For the Three Months Ended September 30, 2024
Mortgage revenue bond acquisition and advances	5	$36,503	N/A	N/A	4
Mortgage revenue bond redemptions	3	21,980	$9,840	N/A	4
Governmental issuer loan advances	3	16,842	N/A	N/A	5
Governmental issuer loan redemption and paydown	2	24,697	19,750	N/A	5
Property loan advance	1	500	N/A	N/A	6
Property loan redemption	1	8,119	6,480	N/A	6
Investments in unconsolidated entities	4	10,443	N/A	N/A	7
Taxable mortgage revenue bond advances	2	4,000	N/A	N/A	9
Taxable mortgage revenue bond redemption	1	1,000	825	N/A	9
Taxable governmental issuer loan advance	1	158	N/A	N/A	9

For the Three Months Ended June 30, 2024
Mortgage revenue bond acquisitions and advances	8	$78,375	N/A	N/A	4
Mortgage revenue bond sale	1	8,221	N/A	N/A	4
Governmental issuer loan advances	3	9,000	N/A	N/A	5
Property loan acquisition and advance	2	9,321	N/A	N/A	6
Property loan redemptions	2	454	N/A	N/A	6
Investments in unconsolidated entities	5	11,669	N/A	N/A	7
Taxable mortgage revenue bond acquisition and advance	2	5,077	N/A	N/A	9

For the Three Months Ended March 31, 2024
Mortgage revenue bond acquisition and advances	5	$26,298	N/A	N/A	4
Governmental issuer loan advances	3	6,000	N/A	N/A	5
Governmental issuer loan redemption	1	23,390	$18,712	N/A	5
Property loan advances	2	3,073	N/A	N/A	6
Property loan redemptions and paydown	6	72,323	60,575	N/A	6
Investments in unconsolidated entities	7	6,960	N/A	N/A	7
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	9
Taxable mortgage revenue bond paydown	1	11,500	9,480	N/A	9
Taxable governmental issuer loan redemption	1	10,573	9,515	N/A	9

For the Three Months Ended December 31, 2023
Mortgage revenue bond acquisition and advances	4	$21,575	N/A	N/A	4
Mortgage revenue bond paydown	1	2,072	$1,765	N/A	4
Governmental issuer loan acquisition and advances	4	7,000	N/A	N/A	5
Governmental issuer loan redemption	1	40,000	36,000	N/A	5
Property loan acquisitions and advances	5	18,252	N/A	N/A	6
Property loan redemption	1	13,387	12,030	N/A	6
Investments in unconsolidated entities	6	16,104	N/A	N/A	7
MF property sold	1	40,736	25,000	-	8
Taxable mortgage revenue bond advance	1	3,000	N/A	N/A	9

For the Three Months Ended September 30, 2023
Mortgage revenue bond advances	3	$7,665	N/A	N/A	4
Mortgage revenue bond paydown	1	7,590	$9,980	N/A	4
Governmental issuer loan acquisition and advances	5	22,573	N/A	N/A	5
Governmental issuer loan redemptions	3	70,636	61,459	N/A	5
Property loan advances	2	11,950	N/A	N/A	6
Property loan redemption and paydowns	3	39,921	35,655	N/A	6
Investments in unconsolidated entities	4	10,194	N/A	N/A	7
Taxable mortgage revenue bond advance	1	4,000	N/A	N/A	9
Taxable mortgage revenue bond redemption	1	7,000	5,770	N/A	9

For the Three Months Ended June 30, 2023
Mortgage revenue bond acquisitions and advance	6	$51,150	N/A	N/A	4
Governmental issuer loan advances	4	20,402	N/A	N/A	5
Governmental issuer loan redemption	1	34,000	$30,600	N/A	5
Property loan advances	3	9,608	N/A	N/A	6
Property loan redemption and paydowns	3	29,990	26,005	N/A	6
Investments in unconsolidated entities	2	3,744	N/A	N/A	7
Return of investment in unconsolidated entities upon sale	1	9,025	N/A	$813	7
Taxable mortgage revenue bond acquisitions and advance	3	4,500	N/A	N/A	9
Taxable governmental issuer loan advance	1	2,573	N/A	N/A	9

For the Three Months Ended March 31, 2023
Mortgage revenue bond advances	6	$60,547	N/A	N/A	4
Mortgage revenue bond redemptions	3	11,856	$7,579	$(1,428)	4
Governmental issuer loan advances	4	17,377	N/A	N/A	5
Property loan advances	4	7,581	N/A	N/A	6
Property loan redemption and paydowns	3	18,316	15,700	N/A	6
Investments in unconsolidated entities	2	5,698	N/A	N/A	7
Return of investment in unconsolidated entities upon sale	2	12,283	N/A	3,843	7
Taxable mortgage revenue bond advances	2	1,805	N/A	N/A	9
Taxable governmental issuer loan advance	1	3,000	N/A	N/A	9
(1)
See “Cash Available for Distribution” in Item 7 of this Report.

(2)
Excludes $89.2 million of MRBs that were sold and subsequently repurchased during the quarter related to temporary bridge financing to facilitate the termination of the M31 TEBS Financing and subsequent closings of alternative financing.

Recent Financing Activities

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the years ended December 31, 2024 and 2023, exclusive of retired debt amounts listed in the investment activities table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended December 31, 2024
Net borrowing on Acquisition LOC	10	$14,952	Yes	12
Borrowing on General LOC	1	9,500	Yes	12
Proceeds from TOB trust financings	12	82,752	Yes	13
Repayment of TOB trust financings	6	36,553	Yes	13
Repayment of term TOB trust financing	1	12,654	Yes	13
Redemption of M31 TEBS financing	1	65,486	Yes	13
Net paydown of TEBS Residual Financing	1	8,600	Yes	13
Proceeds from 2024 PFA Securitization Transaction	1	75,393	Yes	13
Interest rate swaps executed	2	-	N/A	15

For the Three Months Ended September 30, 2024
Net paydown on Acquisition LOC	3	$10,850	Yes	12
Borrowing on General LOC	2	14,000	Yes	12
Proceeds from TOB trust financings	9	47,985	Yes	13
Interest rate swap executed	1	-	N/A	15

For the Three Months Ended June 30, 2024
Net borrowing on Acquisition LOC	6	$14,750	Yes	12
Net borrowing on General LOC	1	10,000	Yes	12
Proceeds from TOB trust financings	10	75,360	Yes	13
Interest rate swap executed	2	-	N/A	15
Redemption of Series A Preferred Units	1	10,000	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	439	N/A	N/A

For the Three Months Ended March 31, 2024
Net paydown on Acquisition LOC	2	$16,900	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	63,250	Yes	13
Interest rate swap executed	1	-	N/A	15
Issuance of Series B Preferred Units	1	5,000	N/A	17
Exchange of Series A Preferred Units for Series B Preferred Units	1	17,500	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	1,055	N/A	N/A

For the Three Months Ended December 31, 2023
Net borrowing on Acquisition LOC	4	$16,900	Yes	12
Proceeds from TOB trust financings	9	33,980	Yes	13
Proceeds from TEBS Residual Financing	1	61,500	Yes	13
Redemption of Secured Notes	1	102,318	Yes	13
Redemption of M24 TEBS financing	1	7,407	Yes	13
Return of restricted cash upon termination of total return swap	1	30,716	Yes	15
Interest rate swap executed	1	-	N/A	15
Redemption of Series A Preferred Units	1	10,000	N/A	17

For the Three Months Ended September 30, 2023
Net repayment on Acquisition LOC	3	$6,000	Yes	12
Net borrowing on General LOC	1	10,000	Yes	12
Proceeds from TOB trust financings	12	41,520	Yes	13
Proceeds from mortgage payable	1	25,000	Yes	14
Interest rate swaps executed	3	-	N/A	15
Redemption of Series A Preferred Units	1	20,000	N/A	17

For the Three Months Ended June 30, 2023
Net borrowing on Acquisition LOC	5	$6,000	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	68,391	Yes	13
Interest rate swaps executed	3	-	N/A	15
Issuance of Series A-1 Preferred Units	1	10,000	N/A	17

For the Three Months Ended March 31, 2023
Net repayment on Acquisition LOC	6	$49,000	Yes	12
Proceeds from TOB trust financings	11	110,061	Yes	13
Interest rate swaps executed	3	-	N/A	15
Issuance of Series A-1 Preferred Units	1	8,000	N/A	17
Exchange of Series A Preferred Units for Series A-1 Preferred Units	1	7,000	N/A	17

Regulatory Matters

We conduct our operations in reliance on an exemption from registration as an investment company under the Investment Company Act. In this regard, we believe that we and our wholly owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is engaged, nor proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. For these purposes, “investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In addition, we and our wholly owned subsidiaries operate our business under an exclusion from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. Under Section 3(c)(5)(C), as interpreted by the SEC staff, a company is required to invest at least 55% of its assets in mortgages and other liens on and interests in real estate, and other real estate-related interests, which are deemed to be “qualifying interests,” and at least 80% of its assets in qualifying interests plus a broader category of “real estate-related assets” in order to qualify for this exception. We monitor our compliance with the foregoing provisions and the holdings of our subsidiaries to ensure that we and each of our subsidiaries are in compliance with an applicable exemption or exclusion from registration as an investment company under the Investment Company Act.

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

Management

We are managed by our General Partner, which is controlled by its general partner, Greystone Manager. The members of the Board of Managers act as the managers (and effectively as the directors) of the Partnership, in compliance with all NYSE listing rules and SEC rules applicable to the Partnership. In addition, certain employees of Greystone Manager act as executive officers of the Partnership. Certain services are provided to the Partnership by employees of Greystone Manager and the Partnership reimburses Greystone Manager for its allocated share of their salaries and benefits. The Partnership’s Initial Limited Partner has the obligation to perform certain actions on behalf of the BUC holders under the Partnership Agreement.

The General Partner is entitled to an administrative fee equal to 0.45% per annum of the average outstanding principal balance of any MRBs, GILs, property loans, Tax Exempt Investments or Other Investments for which an unaffiliated party is not obligated to pay. When the administrative fee is payable by a property owner, it is subordinated to the payment of all interest due to us for the MRB, GIL or property loan associated with the property. The Partnership Agreement provides that the administrative fee will be paid directly by us with respect to any investments for which the administrative fee is not payable by the property owner or a third-party. In addition, the Partnership Agreement provides that we will pay the administrative fee to the General Partner with respect to any foreclosed MRBs.

The General Partner also earns mortgage and investment placement fees resulting from the identification and evaluation of additional investments that are acquired by the Partnership. Any fees related to the acquisition of our investment assets are paid by the property owner. The fees, if any, will be subject to negotiation between the General Partner and such property owners.

Human Capital Resources

As of December 31, 2024, the Partnership had no employees. Sixteen employees of Greystone Manager are responsible for the Partnership’s operations, inclusive of the Partnership’s chief executive officer and chief financial officer. Such employees are subject to the policies and compensation practices of Greystone.

Greystone has implemented evaluation and compensation policies designed to attract, retain, and motivate employees that provide services to the Partnership to achieve superior results. Such policies are designed to balance both short-term and long-term performance of the Partnership. Annual incentive compensation is based on defined performance metrics and certain employees earn discretionary bonuses based upon various quantitative and qualitative metrics. Employees providing services to the Partnership are eligible for awards under the Equity Incentive Plan, which is designed to provide incentive compensation awards that encourage superior performance. The Equity Incentive Plan is also intended to attract and retain the services of individuals who are essential for the Partnership’s growth and profitability and to encourage those individuals to devote their best efforts to advancing the Partnership’s business. Greystone also supports employees with an annual confidential employee survey, an Employee Assistance Program and an ethics hotline.

Greystone provides formal and informal training programs to enhance the skills of employees providing services to the Partnership and to instill Greystone’s corporate policies and practices. The Partnership also reimburses the cost of formal training for those programs that are directly related to the tasks and responsibilities of the employees who perform the operations of the Partnership.

Greystone and the Partnership are committed to DEI. Specific Greystone DEI initiatives include formal diversity training and employee resources groups to support a diverse workforce as well as a formal DEI committee and DEI Leadership Council to lead and advise all DEI related work, events, and learning. Of the 16 employees of Greystone Manager responsible for the Partnership’s operations, three are women and one employee identifies as ethnically diverse.

Greystone Manager is responsible for filling open positions as it relates to the Partnership and considers both internal and external candidates. Greystone Manager may contract with third-party search firms to identify candidates for open positions as needed.

Tax Status

We are a partnership for federal income tax purposes. This means that we do not pay federal income taxes on our income. Instead, our profits and losses are allocated to our partners, including the holders of Preferred Units, under the terms of the Partnership Agreement. The distributive share of income, deductions and credits is reported to our Unitholders on IRS Schedule K-1 and Unitholders should include such amount in their respective federal and state income tax returns.

We hold certain property loans and real estate through a wholly owned subsidiary that is a “C” corporation for income tax purposes. The subsidiary files separate federal and state income tax returns and is subject to federal and state income taxes.

We consolidate separate legal entities that record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships, and limited liability companies. We do not believe the consolidation of these entities for reporting under GAAP will impact our tax status, amounts reported to Unitholders on IRS Schedule K-1, our ability to distribute income to Unitholders that we believe is tax-exempt, or the current level of quarterly distributions.

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
•
The market value of our investment assets may be adversely impacted by elevated interest rate levels.
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
•
Properties related to our investment assets may not be completely insured against damage from natural disasters.
•
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
•
A resurgence of higher than expected inflation may cause the real value of distributions on our BUCs and Preferred Units to decline.
•
Future issuances of additional BUCs could cause the market value of all outstanding BUCs to decline.
•
Certain rights of our BUC holders are limited by and subordinate to the rights of the holders of our Preferred Units, and these rights may have a negative effect on the value of the BUCs.
•
Holders of Preferred Units have extremely limited voting rights.
•
The General Partner has the authority to declare cash distributions related to the Preferred Units.
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
•
Certain income may be considered UBTI for certain tax-exempt or tax-deferred owners of BUCs and Preferred Units.

Risks Related to Governmental and Regulatory Matters

•
We are not registered under the Investment Company Act.
•
Any downgrade, or anticipated downgrade, of U.S. sovereign credit ratings or the credit ratings of the GSEs by the various credit rating agencies may materially adversely affect our business.
•
A change in the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and the U.S. government, may materially adversely affect our business, financial condition and results of operations.
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
•
Developments related to artificial intelligence could result in reputational or competitive harm, legal liability, and other adverse effects on our business.

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

We may also enter into various arrangements for services provided by entities controlled by or affiliates of Greystone. Our arrangements with Greystone and its affiliates are considered related party transactions. By their nature, related party transactions may not be considered to have been negotiated at arm’s length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Greystone or its affiliates. See Note 20 of the Partnership’s consolidated financial statements for additional details.

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In particular, current military conflicts (including the Russia-Ukraine war and the Israel-Hamas war), including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains may impact our counterparties with which we do business, and specifically our financing counterparties and financial institutions from which we obtain financing for the purchase of our investments, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Partnership’s returns, net income, and CAD. We have no way to predict the duration or outcome of the situation, as the conflicts and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions may increase our funding costs or limit our access to the capital markets.

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

In 2022 and 2023, the U.S. Federal Reserve raised short term interest rates by a total of 5.25% to combat price inflation. In September through December 2024, the Federal Reserve cut short-term rates by a total of 1.0%. In addition, the Federal Reserve issued an updated “dot plot” of future short-term interest rate expectations which showed a slower pace of expected short-term interest rate cuts in 2025. Federal Reserve representatives have continued to emphasize that future short-term interest rate changes will be data-dependent with the goal of fulfilling its dual mandate of stable prices and full employment. As such, we expect market interest rates may continue to be volatile as further relevant data becomes available in the near future. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rate movements and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a variable interest rate, our cost of funds would increase, which could reduce our net income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with variable interest rates, subject to specified minimum interest rates (such as a SOFR floor, as applicable), while at the same time engaging in borrowings subject to variable interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such floor rates.

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

We finance the purchase of a significant portion of our investment assets. As a result, our net income and CAD will depend, in part, upon the difference between the rate at which we borrow funds and the yields on our investment assets. If debt financing is unavailable at acceptable rates, we may not be able to purchase and finance additional investments at an acceptable levered return. If we have previously financed the acquisition of an investment, we may be unable to refinance such debt at maturity or may be unable to refinance at acceptable terms. If we refinance our debt at higher rates of interest, our interest expense will increase and our cash flows from operations will be reduced. We can offer no assurance that continued significant changes in market interest rates will not have a material adverse effect on our net income and CAD. In periods of rising interest rates, our cost of funds may further increase, which could reduce our net income and CAD.

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

While consumer and producer inflation rates have moderated or declined during the second half of 2024, the aggregate effects of the elevated inflation rates experienced from 2021 to 2023, as well as the potential for a resurgence in inflation, continue to present risks to the Partnership. A resurgence in inflation could cause increases in our general and administrative costs resulting in a decrease in our operating cash flows. A resurgence in inflation may also increase the operating expenses for multifamily properties securing our investment assets. Such cost increases may result in lower debt service coverage for properties related to our investments. Such cost increases may result in less distributable operating cash from our JV Equity Investments and may also result in lower property sales prices causing a reduction in distributions upon capital events. The majority of tenant leases related to multifamily investment assets are for terms of one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent such properties from increasing rental rates in amounts sufficient to offset higher operating costs. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of the area median income. Increases in area median income are not necessarily correlated to increases in property operating costs. A significant mismatch between area median income growth and property operating cost increases could negatively impact net operating cash flows available to pay debt service.

A resurgence in inflation may cause increases in construction costs for properties under construction that secure our investments. Our borrowers typically enter into guaranteed maximum price contracts at closing to mitigate potential increases in construction costs. However, change orders and general cost increases could be impacted by inflation and cause cost overruns that negatively impact property performance. A resurgence in inflation may cause increases to variable interest rates of our GILs and certain MRBs and property loans, increasing the cost of construction. Each property has established capitalized interest reserves as part of the construction financing structure, but such reserves may be insufficient if the interest rate is significantly higher than anticipated and may cause cost overruns, which could negatively impact the borrower’s ability to make contractual debt service payments.

Inflation typically is accompanied by higher interest rates, which could adversely impact borrowers’ ability to obtain financing on favorable terms, thereby causing a decrease in our number of investment opportunities. In addition, during any periods of rising inflation, interest rates on our variable rate debt financing arrangements would likely increase, which would tend to further reduce returns to Unitholders. Higher interest rates due to the aggregate effects of the recent inflationary environment, or a resurgence in inflation, may also depress investment asset values due to a decrease in demand or increasing cost of operations, such that we may record charges against earnings for asset impairments that may be material.

Our investment assets are generally illiquid and our valuation estimates are subject to inherent uncertainty.

Our investment assets are relatively illiquid and do not have active trading markets. There are no market makers, price quotations, or other indications of a developed secondary trading market for most of our investments. In addition, no rating has been issued on any of our investment assets. Accordingly, any buyer of these investment assets would need to perform its own due diligence prior to purchase. Our ability to sell investment assets and the price we receive upon sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time, investor capitalization rates, available credit to buyers, and other market conditions. The sale of an investment could result in a loss to the Partnership.

We estimate the values of our investment assets in the preparation of our financial statements. While the determination of the fair value of our investment assets generally takes into consideration data from third-party pricing services or internally developed models using commonly accepted valuation techniques, the final determination of fair values involves our judgment, and such valuations may differ from those provided by other pricing services and actual sales price for such investments. Due to the illiquid nature of our investments, valuations may be difficult to obtain, may not be reliable, or may be sensitive to assumptions used in the valuation processes. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one market participant to another. Our results of operations, financial condition and business could be materially adversely affected if our fair value estimates are materially higher than what could actually be realized in the market.

The market value of our investment assets may be adversely impacted by elevated interest rate levels.

In general, the valuation of our investment assets with fixed interest rates is dependent on the relation of the stated interest rate to the market interest rate for similar assets. Continued elevated market interest rate levels will generally result in sustained lower investment asset valuations, and increasing interest rates will generally result in declining valuations, both of which may negatively impact the amount realized on the sale of our investments or the amount of debt financing that can be obtained from lenders, each resulting in lower net returns on our investment assets.

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

Our GIL investments and related property loans require regular interest payments during their contractual term. Although our GIL investments are issued by state or local governments, their agencies, and authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each GIL is a non-recourse obligation of the owner of the secured property. In addition, certain property loans are on parity with the related GIL investments and share a first mortgage lien position on all real and personal property. Contractual interest payments during the contractual term are initially paid using capitalized interest in each property’s development budget. Once capitalized interest has been exhausted for a property, interest is payable from net operating cash flows, which is dependent to a large degree on the property’s operating results.

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

We acquire MRBs, GILs and property loans to finance properties in various stages of construction or renovation. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk of default compared to investments secured by mortgages on properties that are stabilized or fully leased. Properties may not achieve expected occupancy or debt service coverage levels. While we may require borrowers and their affiliates to provide certain payment guaranties during the construction and lease-up phases, we may not be able to do so in all cases or such guaranties may not fully protect us in the event a property is not leased to an adequate level of rents or economic occupancy as anticipated. In addition, Freddie Mac, through a servicer, has forward committed to purchase our GIL investments at maturity at par if the property has reached stabilization and other conditions are met. If the lease-up of the related properties is either not completed on schedule or rent levels are less than anticipated, then permanent financing proceeds from Freddie Mac may be less than anticipated or fail to meet the conditions for execution of the commitment which may negatively impact the redemption of our investment. In such instances, we will pursue enforcement of payment guaranties from owners and their affiliates.

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

Our GIL investments and related property loans require only interest payments during their contractual term, so all principal is due at the end of the contractual term. The GILs are primarily repaid through a conversion to permanent financing pursuant to a forward commitment from Freddie Mac, through a Freddie Mac-approved seller/servicer. Freddie Mac will purchase each of our GILs once certain conditions are met, at a price equal to the outstanding principal plus accrued interest and convert the GIL into a Freddie Mac TEL financing. The execution of Freddie Mac’s forward commitments is dependent on completion of construction and various other conditions that each property must meet. If such conditions are not met, then Freddie Mac is not required to purchase the GIL and we will pursue collection via other means. Alternatively, Freddie Mac may purchase the GIL in an amount lower than par, which would then require the borrower to use additional sources to repay the principal on our GIL investment. The property loans related to our GILs are primarily to be repaid from future equity contributions by investors and other forward financing commitments provided by various parties. If Freddie Mac is not required to purchase the GIL and payment of the property loans from available sources is not made, the GIL and property loan will default and our recourse is to foreclose on the underlying property. We will also enforce our available recourse guaranty provisions against affiliates of the borrower. If the value of the property is less than the outstanding principal balance plus accrued interest on the GIL and related property loan, and we are unable to recoup any shortfall through enforcement of guaranties against affiliates of the borrower, then we will incur a loss. If there is a default, we are entitled to the borrower's original allocation of LIHTCs, which we can monetize through sales to third-party investors. The value of LIHTCs is dependent on market demand and the underlying property’s ability to cover debt service during the permanent financing phase, which is uncertain.

We are subject to various risks associated with our debt investments secured by seniors housing and skilled nursing properties.

We have acquired MRB investments and property loans secured by seniors housing and skilled nursing properties. By their nature, such properties have different operational and financial risks than traditional affordable multifamily properties that impact a property’s ability to pay contractual debt service on our MRB or property loan investment. Such differences will also impact the availability and cost of debt financing associated with such investments.

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

Our JV Equity Investments represent equity investments in entities created to develop, construct and operate market-rate multifamily and seniors housing residential properties. We are entitled to certain distributions under the terms of the property-specific governing documents based on the availability of cash to pay such distributions. The only sources of cash flows for such distributions are either the net cash flows from the operation of the property, the cash proceeds from a sale of the property, or proceeds from permanent financing in the form of an MRB, a commercial loan or other structures. The net cash flow from property operations for multifamily or seniors housing properties are subject to the same risks of ownership as previously discussed in this Item 1A. Sale proceeds are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by, including but not limited to, the operating results of the property, market cap rates, local market conditions and competition, and interest rates on mortgage financing. Sustained higher market interest rates and recent increases in market cap rates have and may continue to put downward pressure on property sales prices. If there are no net cash flows from operations or insufficient proceeds from a sale or a refinancing event, we are unlikely to receive distributions from our investments and we may be unable to recover our capital invested in these entities.

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

The construction of the properties underlying our JV Equity Investments is dependent on obtaining construction loans from financial institutions that finance approximately 55% to 75% of the total cost of development with terms ranging from three to five years. Such construction loans typically bear interest at variable rates indexed to SOFR or the Wall Street Journal Prime Rate and are subject to interest rate risk. The development budget for each property includes a capitalized interest component, which may be insufficient if interest rates increase beyond expectations. In such instances, we have contributed additional capital and may contribute further capital to the property to cover any capitalized interest shortfalls, which may negatively impact our return on investment.

Each construction loan is subject to certain positive and negative covenants that, if not met, could result in a default on the construction loan. In the event of default, we may, either individually or collectively, contribute additional capital to cure a default on behalf of the borrower, remove the managing member, or arrange for alternative financing that may be at less economical rates. In all cases, our return on investment will likely be lower than if a default had not occurred.

For construction loans related to certain of our JV Equity Investments, we have entered into forward loan purchase agreements which require us to purchase the construction loan from the construction lender at maturity of the loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. Certain forward loan purchase agreements are only effective upon the property’s receipt of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. We would need to purchase the construction loan with cash on hand or obtain alternative financing, which may be less than the original construction loan or at less attractive terms, and negatively impact our liquidity and results of operations. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. If the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. We may also provide limited guarantees of construction loans associated with JV Equity Investments, which would have similar risks and recourse options as those for properties with forward loan purchase commitments.

There are risks related to the construction of properties underlying our investment assets.

Our various investments are related to new construction or acquisition/rehabilitation of affordable multifamily, seniors housing, skilled nursing, and market-rate multifamily rental properties. Construction of such properties generally takes 18 to 36 months to complete. There is a risk that construction of the properties may be substantially delayed or never completed for many reasons including, but not limited to, (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) availability of construction materials and appliances; (iv) inability to obtain governmental approvals; (v) labor disputes; and (vi) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may mitigate some of these risks by obtaining construction completion guaranties from developers or other parties and/or payment and performance bonds from contractors, we may not be able to do so in all cases, or such guaranties or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.

If a property is not completed on time or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on our debt investments or otherwise result in a default. In such cases, we may be forced to foreclose on an incomplete property and sell it in order to recover the principal and accrued interest on our investments, resulting in losses. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or a property loan. Our returns on these additional investments would be taxable to our Unitholders. Also, if we foreclose on a property, we will no longer receive interest on the debt investments secured by the property. The overall return to us from our investment in this circumstance is likely to be less than if the construction had been completed on time and within budget.

As it relates to our JV Equity Investments, if a property is not completed or costs more to complete than anticipated, we may be required to contribute additional capital to support construction and/or operations. During the year ended December 31, 2024, we contributed additional equity above our original equity commitments totaling $9.0 million across five properties to cover cost overruns, higher than anticipated interest costs, and to support operations. We anticipate advancing additional equity to certain JV Equity Investments during the remainder of 2025 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, proceeds from refinancings of the original construction debt, and overall operating results of the underlying properties. Such additional equity may result in lower returns on our investments or we may be unable to recover our initial investment upon sale, which would adversely affect our cash flow and results of operations.

Conditions in the low income housing tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRB and other investments, each of which may have a material adverse effect on our results of operations and our business.

Many of our debt investments are associated with syndicated partnerships formed to receive allocations of LIHTCs. Conditions in the low income housing tax credit market due to changes in the U.S. corporate tax rates have previously had, and may in the future have, an adverse impact on our cost of borrowings and may also restrict our ability to make additional investments. These conditions, as well as the cost and availability of financing have been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the low income housing tax credit markets has led many lenders and institutional investors to reduce, and in some cases cease providing, funding to borrowers and our access to debt financing may be adversely affected. Changes in the U.S. tax rates, and the resulting impacts to the low income housing tax credit market, may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire new investments and may impair our access to capital markets to meet our liquidity and growth strategies which may have an adverse effect on our financial condition and results of operations.

There are various risks associated with our commitments to fund investments on a draw-down or forward basis.

We have committed to advance funds for various investments on a draw-down basis during construction. We may also forward commit to purchase MRBs at future dates, contingent upon stabilization of affordable multifamily rental properties. Our gross outstanding investment commitments were approximately $171.4 million as of December 31, 2024. We believe our liquidity sources and debt financing arrangements are sufficient to fund our current investment commitments over time. However, if circumstances change such that our traditional liquidity sources and debt financing arrangements are insufficient, we may need to obtain funds from other sources, including, but not limited to, alternative financing arrangements, sales of assets, or raise additional capital. This could negatively impact our results of operations through higher costs or lower investment returns. We cannot assure you that we will have access to adequate equity or debt capital on favorable terms (including, without limitation, cost, advance rates, and term) at the desired times, or at all, which may cause us to curtail our new investment activities and/or dispose of assets, which could materially adversely affect our operating cash flows and results of operations.

If we acquire ownership of properties securing our investment assets through foreclosure or otherwise, we will be subject to all the risks normally associated with the ownership of such properties.

We may acquire ownership of multifamily, seniors housing or skilled nursing properties securing our debt investments in the event of a default, which will subject us to all the risks normally associated with the ownership and operation of such properties. Such risks include, but are not limited to, declines in property values, occupancy and rental rates, increases in operating expenses, and the ability to finance or refinance related debt, if needed. We may also be subject to government regulations, natural disasters, and environmental issues, any of which could have an adverse effect on our financial results, cash flow and our ability to sell the properties.

Certain of our property loan investments, such as The 50/50 and SoLa Impact Opportunity Zone Fund loans, are subordinate to other debts secured by the underlying multifamily properties associated with such investments, such that the principal and interest payments on our property loans are paid only after all debt service payments are made on senior obligations. As our property loans are subordinate, our risk of collection is more dependent on the efficient operations of such properties.

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

As of December 31, 2024, eight of our 12 JV Equity Investments are related to market-rate multifamily properties in Texas. In addition, one JV Equity Investment for a property in Texas is reported as a consolidated VIE as of December 31, 2024. Such concentration exposes us to potentially negative effects of local or regional economic downturns, which could prevent us from realizing returns on our investments and recovery of our investment capital.

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

Two entities, which are affiliates of one of our developer relationships, have provided limited-to-full payment guaranties of the principal and interest for five of our GIL investments and one property loan. The guarantor affiliates are required to meet certain net worth and liquidity covenants during the term of the guaranties. However, significant defaults resulting in enforcement of guaranties against the two entities will negatively impact our ability to enforce our guaranties in the event of multiple defaults on our GIL and property loan investments.

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

We periodically review our investments for impairment based on currently effective GAAP accounting guidance. The recognition of other-than-temporary impairment, provisions for credit losses, and provisions for loan loss are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership’s consolidated financial statements. Realized impairments and losses may differ from our current estimates and could negatively impact the our financial condition, cash flows, and reported earnings and could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, or markets in which our borrowers or their properties are located.

We apply the current expected credit loss model to estimate an allowance for credit losses as required by GAAP accounting guidance. For our GIL, taxable GIL, and property loan investments and unfunded commitments, the measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. The measurement of credit losses for our available-for-sale MRB and taxable MRBs investments are evaluated under a different model under the accounting guidance that focuses on declines in fair value, conditions specific to the security and related collateral, and the Partnership’s intent to hold the investments. If, based on developments and trends, we are required to materially increase our level of allowance for credit losses, such an increase may affect our results of operations, financial condition, and business. Because our methodology for determining allowances may differ from the methodologies employed by other companies, our allowance for credit losses may not be comparable with allowances reported by other companies.

Properties related to our investment assets may not be completely insured against damage from natural disasters.

If a property underlying an investment asset was to be damaged by a natural disaster, such as a hurricane, earthquake, major storm or wildfire, the amount of uninsured losses could be significant, and the property owner may not have the resources to fully rebuild the property. In addition, the damage to a property may result in all or a portion of the rental units not being rentable for a period of time. If a property owner does not carry rental interruption insurance, the loss of rental income would reduce the cash flow available to pay principal and interest on MRBs, GILs and property loans secured by these properties. In addition, the property owner could also lose their allocation of LIHTCs if the property was not repaired. A loss of rental income would also reduce the cash available for our JV Equity Investments to pay us distributions.

Several of California’s largest property insurance providers have recently paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state, which could increase the Partnership’s risk of loss in its MRB portfolio.

At December 31, 2024, the outstanding principal of the Partnership’s MRBs, taxable MRBs, GILs and taxable GILs secured by multifamily properties located in California were $301.0 million, $18.0 million, $90.8 million, and $13.2 million, respectively. During 2024, several of California’s largest real property hazard insurance providers, including State Farm, Allstate, Farmers, USAA, Travelers, Nationwide, and Chubb, have either paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state. Mounting claims from wildfire damage, the increasing cost of building and repairing residential properties, and a steep increase in reinsurance premiums, as well as state insurance regulations that make it difficult for insurers to adjust premiums in response to the evolving risk landscape, have challenged the capacity of insurance companies to sustainably and profitably offer property insurance in California. The result of these actions has been to limit the availability of property insurance in California for the owners of multifamily properties such as those securing our MRBs, as well as for the residents of those properties. Those multifamily property owners and residents who are able to obtain or renew their property insurance are experiencing or are likely to experience significant increases in premiums.

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

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator of real property knew of, or was responsible for, the release of such hazardous substances. We cannot be assured that the properties related to our investment assets are not or will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the MRB, GIL or property loan secured by the property or otherwise result in a loss of our investment in the property.

We are subject to reinvestment risk from maturities and prepayments of our investment assets.

Our MRB investments may have optional call dates that can be exercised by either the borrower or the Partnership that are earlier than the contractual maturity at either par or premiums to par. In addition, our GIL investments and most property loans are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates for alternative financing are lower than the interest rate on our investment assets or for other reasons. During periods of low prevailing interest rates, the interest rates we earn on new interest-bearing assets we acquire may be lower than the interest rates on our existing portfolio of interest-bearing assets. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new investment assets. New investment opportunities may not generate the same leveraged returns as our current investment assets such that our reported operating results may decline over time. We typically source our MRB and GIL investment opportunities through our relationships with multifamily property developers. Though we have a variety of property developer relationships, we cannot assure that such developers will continue to generate additional investment opportunities or that we will be awarded future investment opportunities due to various factors, including but not limited to, investment terms offered by our competitors.

Similarly, we are subject to reinvestment risk on the return of capital from the sale or redemption of our JV Equity Investments. Our initial equity contributions are returned upon sale of the underlying properties, at which time we will reinvest the capital into either new JV Equity Investments or other investments. New investment opportunities may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, rising interest rates and increasing construction costs. Lower returns on new investment opportunities will result in declining operating results over time. Though we have increased the number of developer relationships within our JV Equity Investments portfolio in recent years, we cannot ensure that we will be presented with additional investment opportunities from these groups in the future, which could negatively impact our ability to redeploy capital or achieve continuing investment returns. We continually evaluate opportunities with other developer groups, but we cannot ensure that such opportunities will materialize or, if identified, result in returns similar to our past JV Equity Investments.

Adverse developments affecting the banking industry, such as actual events or concerns regarding bank failures, liquidity, defaults, or non-performance by financial institutions, could adversely affect our current and projected business operations and our financial condition and results of operations.

Events such as bank failures, reduced or limited liquidity within the banking industry, defaults, non-performance, and other adverse developments affecting financial institutions or other companies within the financial services industry generally, or concerns or rumors regarding any of these types of events, could lead to market-wide disruptions and dislocations, and may in the future lead to liquidity constraints affecting the banking industry. Investor concerns regarding the U.S. or international banking industries could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity sources could, among other risks, adversely impact our ability to meet our operating expenses, contractual funding commitments, and other financial obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have a material adverse impact on our liquidity and our current and/or projected business operations, financial condition, and results of operations.

Risks Related to Debt Financings and Derivative Instruments

Our investment strategy involves significant leverage, which could adversely affect our financial condition and results of operations.

We typically fund a portion of investment assets with debt financing or other borrowing arrangements to achieve leveraged returns. To the extent that income derived from such leveraged assets exceeds our interest expense, hedging expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in such assets on a leveraged basis. Conversely, if the income from our investment does not sufficiently cover the interest expense, hedging expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds. Because of the credit and interest rate risks inherent in our investment strategies, we closely monitor the leverage of our investment portfolio. From time to time, our leverage ratio may increase or decrease due to several factors, including changes in the value of the underlying portfolio, changes in investment allocations and the timing and amount of new investments.

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral which may materially impact our financial condition and results of operations.

Our ability to fund our operations, meet financial obligations, and finance targeted investment opportunities may be impacted by an inability to secure and maintain debt financing from current or potential future lenders. Our lenders are primarily large global financial institutions or regional commercial banks, with exposure both to global financial markets and to more localized economic conditions. Whether because of a global or local financial crises or other circumstances, such as if one or more of our lenders experiences severe financial difficulties, lenders could become unwilling or unable to provide us with financing, could increase our retained interests required for such financing, or could increase the costs of financing.

In addition, if there is a contraction in the overall availability of debt financing for our investment assets, including if the regulatory capital requirements imposed on our lenders change, our lenders may significantly increase the cost of the financing that they provide to us, or increase the amounts of collateral they require as a condition to providing us with financing. Lenders may revise their eligibility requirements for the types of investment assets that can be financed or the terms of such financing arrangements, including increases in our retained interest requirements, based on, among other factors, the regulatory environment and the lenders' management of actual and perceived risk.

Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the financed assets subject to such agreements. If a lender’s valuations for individual asset classes are lower than expected, the advance rate from the lender will be lower resulting in a net increase in our retained interests in the overall transaction and a decrease in our leveraged returns. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our Unitholders, or we may have to rely on less efficient forms of debt financing at higher costs thereby reducing our operating cash flows, net income and CAD, and reducing our funds available to make additional investments.

There are risks associated with debt financing programs that involve securitization of our investment assets.

We obtain debt financing through various securitization programs related to our investment assets. The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues senior securities to unaffiliated investors while we retain a residual interest. The trust administrator receives all the principal and interest payments from the underlying assets and distributes proceeds to holders of the various security interests. The senior securities are paid contractual principal and interest at variable or fixed rates, depending on the terms of the security. As the holder of the residual interest, we are entitled to any remaining principal and interest after payment of all trust-related fees (i.e. trustee fees, remarketing agent fees, liquidity provider fees, credit enhancement fees, etc.). Specific risks generally associated with these asset securitization programs include the following:

Changes in interest rates can adversely affect the cost of the asset securitization financing.

The interest rates payable on certain senior securities are variable. The senior securities associated with our TOB trust securitizations have variable interest rates that reset on a weekly or daily basis. The interest rates are determined by the respective remarketing agents based on the rate third-party purchasers are willing to receive to purchase the senior securities at par. Changes in such rates are generally, though not always, consistent with movements in market interest rate indices. In addition, because the senior securities may be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may be required in order to successfully remarket these securities. Any increase in the interest rate payable on the senior securities will cause an increase in our interest expense and decrease the amount of residual cash flows available to us. Higher short-term interest rates will reduce, and could even eliminate, the return on our residual interests.

Payments on our residual interests are subordinate to payments on the senior securities and to payment of all trust-related fees.

Our residual interests are subordinate to the senior securities and payment of all trust-related fees. As a result, none of the interest received by such a trust will be paid to us as the holder of a residual interest until all payments currently due on the senior securities and trust expenses have been paid in full. As the holder of residual interests in these trusts, we can look only to the cash flow of the trust remaining after payment of these senior obligations for payment on our residual interests. No third-party guarantees the payment of any return to be received on our residual interests.

Termination of an asset securitization financing may occur under certain circumstances and could result in the liquidation of the securitized assets resulting in losses.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for various events relating to the assets or with the trust itself. Potential termination triggers related to the securitized assets include non-payment of debt service or other defaults or a determination that the interest on the assets is taxable. Potential termination triggers related to a trust include a downgrade in the investment rating of the trust credit enhancer, a ratings downgrade of the trust liquidity provider, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities, or an inability to obtain credit or liquidity support for the trust. In each of these cases, the trust will be terminated and the securitized assets held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities plus accrued interest and all trust-related expenses then, we will be required, through our guaranty of the trusts, to fund any such shortfall. We may lose our investment in the residual interest and, except for our TEBS financings, 2024 PFA Securitization Bonds, and TEBS Residual Financing, realize additional losses to fully repay the senior trust obligations.

An insolvency or receivership of the program sponsor could impair our ability to recover the assets and other collateral pledged in connection with bond securitization financings.

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

We may be required to post collateral, typically in cash, related to the TOB trusts and derivative instruments with Mizuho and Barclays as our counterparties subject to respective ISDA master agreements. The amount of collateral posting required is dependent on the valuation of the investment assets and related derivative instruments, in the aggregate, in relation to thresholds set by the lenders on each business day.

During 2024, we were required to post net additional collateral totaling $6.2 million with Mizuho due to declines in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally rising market interest rates. We satisfied all collateral calls using unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps generally moves inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements. However, such relationships may diverge in the near term, which may result in us being required to post collateral with Mizuho. Our total cash collateral posted at Mizuho was approximately $15.8 million and our net aggregate exposure, as calculated by Mizuho, was approximately zero as of December 31, 2024. If the value of the Partnership’s net aggregate position with Mizuho decreases, then we will be required to post cash collateral equal to the net negative exposure. As of December 31, 2024, our positions with Mizuho subject to daily valuation adjustment consist of $543.1 million of fixed rate MRBs, $65.8 million variable rate MRBs and taxable MRBs, $94.6 million of variable rate GILs and taxable GILs, $12.1 million of fixed rate GILs, $48.5 million of fixed rate property loans, and $403.4 million notional balance of interest rate swaps. Potential changes in the value of our variable rate assets are primarily driven by market credit spreads, not changes in the absolute level of market interest rates, such that valuations are typically at or near par.

We were not required to post any additional collateral with Barclays during 2024. Our net aggregate exposure, as calculated by Barclays, was in favor of the Partnership in an amount of approximately $6.5 million as of December 31, 2024. If the value of the Partnership’s net aggregate position with Barclays decreases over $6.5 million then we will be required to post cash collateral equal to the net negative exposure. Our positions subject to daily valuation adjustment consist of $23.0 million of fixed rate MRBs, $103.9 million of fixed rate GILs and taxable GILs, $22.2 million of variable rate GILs, and $13.6 million notional balance of two interest rate swaps. Potential changes in the value of our variable rate assets are primarily driven by market credit spreads, not changes in the absolute level of market interest rates, such that valuations are typically at or near par.

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

We purchase derivative instruments primarily to mitigate our exposure to rising interest rates through interest rate swaps and caps. There is no assurance these instruments will fully insulate us from any adverse financial consequences resulting from rising interest rates. In addition, our risks from derivative instruments include the following:

•
The costs of purchasing our derivative instruments, such as interest rate caps, may not be recovered over the contractual term.
•
The counterparty may be unable to fulfil its obligations to us under the derivative instruments.

•
If a liquid secondary market does not exist for these derivative instruments, we may be required to maintain a derivative position until exercise or expiration, which could result in losses.
•
There may be a lack of available counterparties with acceptable credit profiles that are willing to originate derivative instruments for interest rate indices that match our variable interest rate exposure, such as SIFMA. In such instances, we will enter into derivative instruments related to different interest rate indices, such as SOFR, that we believe correlate closely with our variable interest rate exposure. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is often correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future.
•
Changes in interest rates can adversely affect the net interest cost of total return swaps.
•
We may be required to post collateral with our counterparty for decreases in the fair value of our derivative instruments, to the extent such decreases are not offset by increased valuations on other positions.
•
If we elect to terminate our derivative instruments prior to the contractual maturity and the fair value is below zero, then we will be required to advance to our counterparty equal to the negative fair value.

We may also enter into total return swaps as a form of financing our investment assets. Total return swaps are subject to the risks noted above in addition to other risks, including, but not limited to, a requirement to cash settle any deficit in the fair value of the referenced assets compared to the outstanding principal amount.

We report our derivative instruments at fair value on our financial statements with changes recorded in net income, which can be significant in periods of high interest rate volatility such as during 2022 through 2024. Further interest rate volatility may result in significant period to period volatility in our reported net income over the term of the derivative instruments.

We are subject to various risks associated with our secured line of credit arrangements.

We have two secured lines of credit that we utilize as temporary financing for our investment acquisitions and for general working capital needs. Balances on our secured lines of credit are secured by certain investment assets pledged as collateral. We are subject to certain financial and non-financial covenants, which if not maintained, will cause a default and acceleration of amounts due, negatively impacting our liquidity. Furthermore, declines in collateral values may trigger requirements that we repay balances or a portion of balances early or limit the amount that can be drawn under a borrowing base calculation for our General LOC. General LOC has a deficiency guaranty provided by Greystone Select, and is subject to various financial and non-financial covenants. A covenant default by Greystone Select will trigger a default on our obligations under the General LOC supported by Greystone Select and accelerate amounts owed to the lenders.

Risks Related to Ownership of Beneficial Unit Certificates and Preferred Units

Cash distributions related to BUCs may change at the discretion of the Partnership’s general partner.

The amount of the cash per BUC distributed by the Partnership may increase or decrease at the sole determination of the General Partner based on its assessment of the amount of cash available to us for this purpose, as well as other factors it deems to be relevant. We may supplement our cash available for distribution with unrestricted cash. If we are unable to generate sufficient cash from operations, we may need to reduce the level of cash distributions per BUC from current levels. In addition, there is no assurance that we will be able to maintain our current level of annual cash distributions per BUC even if we complete our current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our BUCs.

A resurgence of higher than expected inflation may cause the real value of distributions on our BUCs and Preferred Units to decline.

Inflation risk is the risk that the value of income from investments will be worth less in the future as inflation decreases the value or purchasing power of money. Inflation increased significantly from 2021 to 2023 and slowly declined during 2024, though the aggregate effect of the recent inflationary period continues to adversely effect the economy and market participants. If there is a resurgence in inflation, which adds to the adverse effects of the recent inflationary period, the real value of our BUCs and Preferred Unit distributions may decline.

Future issuances of additional BUCs could cause the market value of all outstanding BUCs to decline.

We may issue additional BUCs from time to time to raise additional equity capital. The issuance of additional BUCs will cause dilution of the existing BUCs and may cause a decrease in the market price of the BUCs.

Certain rights of our BUC holders are limited by and subordinate to the rights of the holders of our Preferred Units, and these rights may have a negative effect on the value of the BUCs.

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

The General Partner has the authority to declare cash distributions related to the Preferred Units.

The holders of Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the General Partner, out of funds legally available therefor, at stated annual rates. Under the terms of the Partnership Agreement, the General Partner has the authority, based on its assessment of the amount of cash available to us for distributions, not to declare distributions to the holders of the Preferred Units.

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

Under the terms of the Preferred Units, upon the sixth anniversary of the closing of the sale to an investor, and upon each anniversary thereafter, each holder of such Preferred Units will have the right, but not the obligation, to cause the Partnership to redeem, in whole or in part, the units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions thereon to the date of redemption. Holders of the Preferred Units must provide written notice to the General Partner of their intent to redeem at least 180 days prior to the redemption date. In addition, if the General Partner determines that the ratio of the aggregate market value of issued and outstanding BUCs to the aggregate value of issued and outstanding Series A Preferred Units and Series A-1 Preferred Units has fallen below 1.0 and has remained below 1.0 for a period of 15 consecutive business days, then each holder of Series A, Series A-1 and Series B Preferred Units will have the right to redeem, in whole or in part, the Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus all declared and unpaid distributions thereon to the date of redemption. If such redemptions occur, we will be required to fund redemption proceeds using, including, but not limited to, our general secured line of credit, cash on hand, alternative financing, or the sale of assets. Such actions may limit our ability to make additional investments with accretive returns and may negatively impact our results of operations through higher costs or lower investment returns. If we do not have sufficient funds available to fulfill these obligations, we may be unable to satisfy an investor’s redemption right.

The assets held by the Partnership may not be considered qualified investments under the CRA by the bank regulatory authorities.

On October 24, 2023, the federal banking agencies released a final rule significantly revising the framework that the agencies use to evaluate banks’ records of meeting the credit needs of their entire communities under the CRA. Under the revised framework, banks with assets of at least $2 billion are considered large banks and, accordingly, will have their retail lending, retail services and products, community development financing and community development services subject to periodic evaluation under complex, multi-part standards, and banks with assets greater than $10 billion will be subject to enhanced reporting requirements. Depending on a large bank’s geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities.

The final rule was to become effective April 1, 2024, and banks were to comply with most provisions beginning January 1, 2026, and with the remaining provisions on January 1, 2027. On March 29, 2024, however, the District Court for the Northern District of Texas granted a preliminary injunction that enjoined the federal banking agencies from enforcing the final rule, and this injunction remains in place.

The final rule defines eleven categories of “qualified investments” in which banks may invest and receive credit for community development; affordable housing; economic development activities; community supportive services; six place-based activities (revitalization or stabilization activities; essential community facilities; essential community infrastructure; recovery activities in a designated disaster area; disaster preparedness and weather resiliency activities; and certain activities in Native Land Areas); activities with Minority Depository Institutions (MDIs), Community Development Financial Institutions (CDFIs), women’s depository institutions (WDIs) and low-income credit unions (LICUs); and financial literacy. For an institution to receive CRA credit with respect to the Partnership’s Preferred Units, the Partnership must hold CRA qualifying investments that relate to the institution’s CRA assessment area.

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

In determining whether a particular investment is qualified, the General Partner will assess whether the investment has as its primary purpose community development. The General Partner will consider, among other factors, whether the investment: (1) benefits or serves one or more persistent poverty counties or census tracts; (2) benefits or serves one or more geographic areas with low levels of community development financing; (3) supports an MDI, WDI, LICU, or CDFI; (4) benefits or serves low-income individuals, families, or households; (5) supports small businesses or small farms with gross annual revenues of $250,000 or less; (6) directly facilitates the acquisition, construction, development, preservation, or improvement of affordable housing in High Opportunity Areas; (7) benefits or serves residents of Native Land Areas; (8) is an investment in projects financed with Low-Income Housing Tax Credits or New Market Tax Credits; or (9) is a new community development financing product or service that addresses community development needs for low- or moderate-income individuals, families, or households. The General Partner maintains documentation, readily available to a financial institution or an examiner, supporting its determination that a Partnership asset is a qualifying investment for CRA purposes.

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

One of the factors that will influence the value of the Preferred Units will be the distribution rate on the Preferred Units (as a percentage of the price of the units) relative to market interest rates. An increase in market interest rates may lower the value of the Preferred Units and also would likely increase the Partnership’s borrowing costs.

Risks Related to Income Taxes

Income from various investments is subject to taxation.

Income from our property loans, taxable MRBs, taxable GILs, and JV Equity Investments and related gains or losses on sale are subject to federal and potentially state income taxes. Income from our former and any future MF Properties are also subject to federal and potentially state income taxes. Furthermore, income and gains generated by assets within Greens Hold Co and its subsidiaries are subject to federal, state and local income taxes as the Greens Hold Co is a “C” corporation for income tax purposes.

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

Certain income may be considered UBTI for certain tax-exempt or tax-deferred owners of BUCs and Preferred Units.

A portion of our income allocated to the Unitholders may be UBTI and, accordingly, will be taxable to a tax-exempt Unitholder. This could include “unrelated debt finance income”, which can result in certain situations where (i) the tax-exempt Unitholder incurs indebtedness to finance its purchase of units and (ii) we borrow or incur indebtedness to finance the acquisition of certain investments.

Risks Related to Governmental and Regulatory Matters

We are not registered under the Investment Company Act.

We are not required to register as an investment company under the Investment Company Act because we operate under an exemption therefrom. As a result, none of the protections of the Investment Company Act (such as provisions relating to disinterested directors, custody requirements for securities, and regulation of the relationship between a fund and its advisor) are applicable to us.

Any downgrade, or anticipated downgrade, of U.S. sovereign credit ratings or the credit ratings of the GSEs by the various credit rating agencies may materially adversely affect our business.

Our TEBS financing facilities and the 2024 PFA Securitization Transaction are integral parts of our business strategy and those financings are dependent upon an investment grade rating of Freddie Mac. If Freddie Mac were to be downgraded to below investment grade, it would have a negative effect on our ability to finance our MRB portfolio on a longer-term basis and could negatively impact our cash flows from operations and our ability to continue distributions to our Unitholders at current levels.

A change in the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and the U.S. government, may materially adversely affect our business, financial condition and results of operations.

Congress has considered a substantial number of bills that include comprehensive or incremental approaches to ending the conservatorship, winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. U.S. government departments and agencies, including the U.S Treasury and FHFA, have also published proposals which could lead to a release or exit from conservatorship. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect our ability to utilize TEBS or similar financing facilities, including MRB or other mortgage-backed securitization financing vehicles, which may adversely affect our future growth. It may also adversely affect underlying interest rates, capital availability, development of multifamily communities and the value of multifamily assets, which may also adversely affect our future growth.

The market value of mortgage-backed securitization vehicles guaranteed by Fannie Mae and Freddie Mac today are highly dependent on the continued support by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as needed or if Fannie Mae and Freddie Mac are released from conservatorship, the market value of the securitizations they guaranteed could significantly decline, making it difficult for us to obtain TEBS or similar financing facilities and could force us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between Fannie Mae, Freddie Mac and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of the securitizations. It may also interrupt the cash flow received by investors on the underlying mortgage-related assets held.

All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our assets and materially adversely affect our business, operations, and financial condition.

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

Although we are not aware of any material cybersecurity incidents that have affected our business and operations, we cannot be certain that our security efforts and measures, and those of our third-party service providers, will be effective or that our financial results will not be negatively impacted by cybersecurity incidents in the future.

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

Developments related to artificial intelligence could result in reputational or competitive harm, legal liability, and other adverse effects on our business.

We have not yet adopted artificial intelligence (“AI”) capabilities into our business, though we may do so in the future. Any future adoption of AI, whether successful or not, could cause us to incur substantial costs and could result in significant changes within our internal operational structure to account for our use and development of AI capabilities. Our competitors or other third parties may incorporate AI into their operations more quickly or more successfully than we do, which could impair our ability to compete effectively.

Certain of our third-party service providers may have or could, in the future, incorporate AI capabilities into their operations and could create risks to those products and services provided to the Partnership. Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their service or product offerings or used in their operations. If we were to experience a cybersecurity incident related to the integration of AI capabilities at a service provider, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory, and ethical issues, and the general incorporation of AI at our service providers and in the general business environment could require us to expend significant resources in developing and maintaining our business activities and may cause us to experience brand, reputational, or competitive harm, or incur legal liability.

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

Management regularly communicates with the Greystone affiliate regarding the information technology managed services system including ongoing threats or cybersecurity incidents, monitoring of third-party vendors used by the Greystone affiliate, and review of System and Organization Controls assurance reports. Risk management processes in place at the Greystone affiliate include an annual cybersecurity risk assessment, third-party network security assessments, continuous employee training, regular internal information technology audits, and ongoing threat monitoring.

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

Management has also developed procedures to assess the operations and internal controls of material service providers through questionnaires, inquiries, reviews of available policy statements, and evaluation of System and Organization Controls assurance reports, which are assessed in the aggregate to determine if the service providers have adequately addressed the risks of cybersecurity threats within their operations. The overall assessment includes an evaluation of a service provider’s breach notification policies and procedures and any reported cybersecurity incidents. Management is not aware of any cybersecurity incidents at any of its service providers that have materially affected or are reasonably likely to materially affect the Partnership’s operations.

Notwithstanding the extensive approach the Partnership takes to cybersecurity in conjunction with Greystone, the Partnership may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Partnership. See “Item 1A. Risk Factors,” for a discussion of cybersecurity risks.

Governance

Certain employees of Greystone Manager that provide services to the Partnership are responsible for assessing and managing material risks from cybersecurity threats and are overseen by the Partnership’s Chief Financial Officer. The Chief Financial Officer and relevant Greystone Manager employees collectively have over 20 years of experience in information technology risk assessment and audit evaluations. These individuals will also consult with experts from Greystone’s affiliate that provides information technology managed services systems, particularly the Chief Information Security Officer of the Greystone affiliate, when assessing and evaluating risks of cybersecurity threats. These consultations with the Chief Information Security Officer typically encompass a broad range of topics, including the current cybersecurity landscape and emerging threats; the status of ongoing cybersecurity initiatives and strategies; incident reports and learnings from any cybersecurity events; and compliance with regulatory requirements and industry standards. The Greystone affiliate's Chief Information Security officer and Information Security Committee (made up of key information technology personnel) are responsible for establishing, maintaining, and monitoring the cybersecurity ecosystem at the Greystone affiliate. The Chief Information Security Officer and Information Security Committee together have over 25 years of experience in information technology managed services systems and cybersecurity.

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

Risks from Cybersecurity Incidents

The Partnership has not encountered, to its knowledge, a cybersecurity incident that has materially impaired, or is reasonably likely to materially impair, our business strategy, operations, or financial condition. There can be no assurance that such effects may not occur in the future.

Item 2. Properties.

The Partnership conducts its business operations from and maintains its corporate office at 14301 FNB Parkway, Suite 211, Omaha, Nebraska 68154. The Partnership believes that this office is adequate to meet its business needs for the foreseeable future.

Each of our MRB and GIL investments are collateralized by multifamily, seniors housing or skilled nursing properties. We also have property loans that are also secured by these properties but do not hold title or any other interest in the properties. Our JV Equity Investments represent membership interests in market-rate multifamily and seniors housing properties, but we do not hold title to such properties.

We recorded one JV Equity Investment, Vantage at San Marcos, as a consolidated VIE and is reported within the Market-Rate Joint Venture Investments segment as of December 31, 2024. We own certain land held for development that is reported within the Affordable Multifamily Investments segment as of December 31, 2024. Our real estate assets are summarized as follows:

		December 31, 2024			December 31, 2023
Property Name	Location	Land and Land Improvements	Buildings and Improvements	Carrying Value	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos (1)	San Marcos, TX	2,660,615	1,136,167	3,796,782	2,660,615	946,043	3,606,658
Land held for development	Richland County, SC	1,109,482	-	1,109,482	1,109,482	-	1,109,482
				$4,906,264			$4,716,140
Less accumulated depreciation				-			-
Real estate assets, net				$4,906,264			$4,716,140

(1)
The assets are owned by a consolidated VIE for the development of a market-rate multifamily property. See Note 3 of the consolidated financial statements in Item 8 for further information.

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

BUC Holder Information

As of December 31, 2024, we had 23,171,226 BUCs outstanding held by a total of approximately 15,700 holders of record. In addition, the Partnership had outstanding unvested RUAs for 99,459 BUCs held by 18 individuals as of December 31, 2024.

Distributions

Future distributions paid by the Partnership per BUC will be at the sole discretion of its General Partner and will be based upon financial, capital, and cash flow considerations. In addition, the holders of outstanding Preferred Units are entitled to receive non-cumulative cash distributions, when, as, and if declared by the General Partner, out of funds legally available therefor, in accordance with the terms and in the amount set forth in the Partnership Agreement. Distributions to the BUCs rank junior to distributions to the Preferred Units, and, therefore, such distributions may be limited under certain circumstances. See Note 17 to the Partnership’s consolidated financial statements for a further description of the Preferred Units. The Partnership currently expects to continue to pay distributions on its Preferred Units and BUCs in the future.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2024:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by Unitholders	99,459	$-	311,771	(1)
Equity compensation plan not approved by Unitholders	-	-	-
Total	99,459	$-	311,771

(1) Represents the BUCs which remain available for future issuance under the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan.

Unregistered Sale of Equity Securities

The Partnership did not sell any BUCs or Preferred Units in 2024, 2023, or 2022 that were not registered under the Securities Act of 1933, as amended.

The Partnership did not repurchase any outstanding BUCs during the fourth quarter of 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to Greystone Housing Impact Investors LP, its consolidated subsidiaries, and consolidated VIEs for all periods presented. The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between the Partnership and its subsidiaries and consolidated VIEs have been eliminated in consolidation. See Note 2 and Note 3 to the Partnership’s consolidated financial statements for further disclosures.

Executive Summary

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, seniors housing and commercial properties. We also invest in GILs, which, similar to MRBs, provide financing for affordable multifamily and seniors housing properties. We expect and believe the interest received on these MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities and investments that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by us and may or may not be secured by real estate.

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

As of December 31, 2024, we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's consolidated statements of operations are reported within the Affordable Multifamily Investments segment. See Notes 2 and 25 to the Partnership’s consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	Percentage of Total	2023	Percentage of Total	2022	Percentage of Total
Total revenues
Affordable Multifamily Investments	$82,593	90.5%	$88,460	84.3%	$63,375	78.1%
Seniors and Skilled Nursing Investments	3,836	4.2%	1,711	1.6%	713	0.9%
Market-Rate Joint Venture Investments	4,669	5.1%	10,162	9.7%	9,130	11.3%
MF Properties	174	0.2%	4,568	4.4%	7,856	9.7%
Total revenues	$91,272		$104,901		$81,074

Net income
Affordable Multifamily Investments	$19,026	89.2%	$11,577	21.4%	$17,358	26.5%
Seniors and Skilled Nursing Investments	2,446	11.5%	802	1.5%	$707	1.1%
Market-Rate Joint Venture Investments	(354)	-1.7%	31,532	58.4%	$48,065	73.3%
MF Properties	205	1.0%	10,101	18.7%	$(569)	-0.9%
Net income	$21,323		$54,012		$65,561

During the years ended December 31, 2024, 2023, and 2022, our net income was significantly impacted by unrealized (gains) losses on our derivative instrument portfolio, which primarily consists of interest rate swaps. Under the applicable accounting guidance, we report our derivatives at fair value as of each reporting date. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements, such as publicly available current SOFR rates and forward SOFR swap rates. The period-over-period change in the fair value of each derivative that is not directly related to net cash settlements are recorded as unrealized (gains) losses within “Net result from derivative transactions” on our consolidated statements of operations and is included as a component of our reported net income. Unrealized (gains) losses can be significant in periods of significant interest rate volatility.

We recorded unrealized gains from derivatives of $2.1 million and $7.2 million during the years ended December 31, 2024 and 2022, and unrealized losses of $3.2 million for the year ended December 31, 2023 primarily due to market interest rate changes between reporting dates. The 3-year SOFR swap rate is a reasonable proxy for our interest rate swap portfolio as a whole as our derivatives are primarily SOFR-denominated interest rate swaps and the weighted average life of our interest rate swap portfolio is typically between three and four years.

The 3-year SOFR swap rate increased 0.30% from 3.75% as of December 31, 2023 to 4.05% as of December 31, 2024, resulting in a significant unrealized gain on our interest rate swap portfolio for the year ended December 31, 2024. The 3-year SOFR swap rate decreased 0.32% from 4.07% as of December 31, 2022 to 3.75% as of December 31, 2023, resulting in a significant unrealized loss on our interest rate swap portfolio for the year ended December 31, 2023. The 3-year SOFR swap rate increased 3.12% from 0.95% as of December 31, 2021 to 4.07% as of December 31, 2022, resulting in a significant unrealized gain on our interest rate swap portfolio for the year ended December 31, 2022. The following table summarizes unrealized losses (gains) by segment for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Unrealized (gains) losses from derivatives
Affordable Multifamily Investments	$(1,386)	$3,005	$(7,240)
Seniors and Skilled Nursing Investments	(712)	155	-
Market-Rate Joint Venture Investments	-	-	-
MF Properties	-	13	-
Total unrealized (gains) losses from derivatives	$(2,098)	$3,173	$(7,240)

Though unrealized (gains) losses may impact our reported net income period-to-period, the net cash settlements on our interest rate swaps are less variable. Our interest rate swaps are designed such that changes in the monthly net cash settlements will offset the changes in monthly interest costs on our variable-rate debt financings. Our interest rate swaps are subject to monthly net cash settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. If short-term interest rates decline, the interest cost of our variable-rate debt financings will typically decline. Meanwhile, the variable rate payment by the counterparty on our interest rate swap will decline such that our benefit from the monthly net settlement payment will decline. The change in interest cost on our variable-rate debt financing generally offsets the reduced monthly net cash settlement payments associated with the related interest rate swap, such that our net cash flow for the period is not materially impacted by changes in short-term interest rate changes. For this reason, we adjust net income for unrealized losses on our derivative instruments when calculating CAD, a non-GAAP performance measure discussed later in this Item 7, which we consider to be a useful measure of our operating performance.

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

Asset Type	For the Period from January 1, 2022, through December 31, 2024
MRBs and taxable MRBs	$211,454,500
GILs, taxable GILs and property loans	212,205,554
Total	$423,660,054

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of December 31, 2024:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,862	6,025	9,058	10,343	88%	69	11	$925,766,586	59%
GILs, taxable GILs and related property loans	-	1,459	1,459	1,459	100%	8	6	248,189,894	16%
Total	1,862	7,484	10,517	11,802	89%	77		$1,173,956,480	74%

Certain investments may be eligible for regulatory credit under the CRA to help meet the credit needs of the communities in which they exist, including low- and moderate-income neighborhoods. See “Community Investments” in this Item 7 below for further information regarding assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA.

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

The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Board of Managers is in compliance with the NYSE listing rules and SEC rules applicable to the Partnership. The majority of the members of the Board of Managers meet the independence standards established by the New York Stock Exchange listing rules and the rules of the SEC. All the members of the Audit Committee are independent under the applicable SEC and NYSE independence requirements, two of whom qualify as “audit committee financial experts.” Of the seven Managers of Greystone Manager, one Manager is female.

The Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The following table summarizes the number of meetings and attendance during 2024:

	Number of Meetings	Attendance Percentage
Board of Managers	4	100%
Audit Committee	4	100%

Results of Operations

The tables and following discussions of our changes in results of operations for the years ended December 31, 2024, 2023 and 2022 should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto in Item 8 of this Report.

The following table compares revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Revenues and Other Income:
Investment income	$80,977	$82,266	$(1,289)	-1.6%	$82,266	$61,343	$20,923	34.1%
Other interest income	9,509	17,756	(8,247)	-46.4%	17,756	11,876	5,880	49.5%
Property revenues	-	4,568	(4,568)	-100.0%	4,568	7,856	(3,288)	-41.9%
Other income	785	311	474	152.4%	311	-	311	N/A
Gain on sale of real estate assets	64	10,363	(10,299)	-99.4%	10,363	-	10,363	N/A
Gain on sale of mortgage revenue bonds	2,220	-	2,220	N/A	-	-	-	N/A
Gain on sale of investments in unconsolidated entities	118	22,725	(22,607)	-99.5%	22,725	39,805	(17,080)	-42.9%
Earnings (losses) from investments in unconsolidated entities	(2,141)	(18)	(2,123)	11794.4%	(18)	-	(18)	N/A
Total Revenues and Other Income	$91,532	$137,971	$(46,439)	-33.7%	$137,971	$120,880	$17,091	14.1%

Total Revenues and Other Income for the year ended December 31, 2024 compared to the year ended December 31, 2023

Investment income. The decrease in investment income for the year ended December 31, 2024 as compared to the same period in 2023 was due to the following factors:

•
A decrease of approximately $8.3 million in interest income due to recent GIL redemptions, offset by an increase of approximately $3.8 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $9.8 million in interest income from recent MRB advances, offset by a decrease of approximately $2.2 million in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $1.1 million in interest income due to discount accretion on the Southpark MRB upon redemption at par in July 2024;
•
A decrease of approximately $5.5 million of investment income related to JV Equity Investments consisting of:
o
A decrease of approximately $5.3 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024;
o
A decrease of approximately $2.3 million of investment income related to preferred return recognized upon the sale of Vantage at Stone Creek and Vantage at Coventry in January 2023 and Vantage at Conroe in June 2023; and
o
An increase of approximately $2.1 in investment income related to preferred returns on equity contributions during 2023 and 2024.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, taxable GIL investments, and cash balances. The decrease in other interest income for the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to:

•
A net decrease of approximately $7.1 million from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $86.5 million; and
•
A decrease of approximately $1.1 million in other interest income due to less interest earned on cash balances.

Property revenues. The decrease in property revenues for the year ended December 31, 2024 as compared to the same period in 2023 is due to the sale of the Suites on Paseo MF Property in December 2023.

Other income. Other income for the year ended December 31, 2024 and 2023 related to the receipt of non-refundable fees for the extension of various GIL and property loan maturity dates.

Gain on sale of real estate assets. The gain on sale of real estate assets for the year ended December 31, 2024 related to final sales proceeds for the Suites on Paseo MF Property that was sold in December 2023. The gain on sale of real estate assets for the year ended December 31, 2023 related to the sale of the Suites on Paseo MF Property in December 2023.

Gain on sale of mortgage revenue bonds. The gain on sale of mortgage revenue bonds for the year ended December 31, 2024 related to:

•
A gain on sale of the Brookstone MRB of approximately $1.0 million related to collection of an unamortized discount upon sale; and
•
A gain on sale of the Arbors at Hickory Ridge MRB of approximately $1.2 million.

There was no gain on sale of mortgage revenue bonds for the year ended December 31, 2023.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for year ended December 31, 2024 related to final settlements of the Vantage at Coventry sale that occurred in January 2023, the Vantage at Westover Hills sale that occurred in May 2022, and the Vantage at Murfreesboro sale that occurred in March 2022. The gain on sale for the year ended December 31, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the year ended December 31, 2024 as compared to the same period in 2023 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and interest and operating expenses at Freestone Cresta Bella as the property commenced leasing activities during the third quarter of 2024.

Total Revenues and Other Income for the year ended December 31, 2023 compared to the year ended December 31, 2022

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

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, taxable GIL investments, and cash balances. The increase in other interest income for the year ended December 31, 2023 as compared to the same period in 2022 was due to the following:

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

The following table compares Partnership expenses for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Expenses:
Real estate operating (exclusive of items shown below)	$-	$2,664	$(2,664)	-100.0%	$2,664	$4,738	$(2,074)	-43.8%
Provision for credit losses	(1,036)	(2,347)	1,311	-55.9%	(2,347)	-	(2,347)	N/A
Depreciation and amortization	24	1,537	(1,513)	-98.4%	1,537	2,717	(1,180)	-43.4%
Interest expense	60,032	69,067	(9,035)	-13.1%	69,067	43,560	25,507	58.6%
Net result from derivative transactions	(8,495)	(7,372)	(1,123)	15.2%	(7,372)	(13,095)	5,723	-43.7%
General and administrative	19,653	20,399	(746)	-3.7%	20,399	17,448	2,951	16.9%
Total Expenses	$70,178	$83,948	$(13,770)	-16.4%	$83,948	$55,368	$28,580	51.6%

Total Expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023

Real estate operating expenses. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. There were no real estate operating expenses for the year ended December 31, 2024 due to the sale of the Suites on Paseo MF Property in December 2023.

Provision for credit losses. The provision for credit losses for the years ended December 31, 2024 and 2023 relates to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and was primarily due to GIL and property loan redemptions during 2023 and 2024, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Depreciation and amortization expense. Depreciation and amortization relate primarily to the MF Properties. Depreciation and amortization expense decreased for the year ended December 31, 2024 as compared to the same period in 2023 due primarily to the sale of the Suites on Paseo MF Property in December 2023.

Interest expense. The decrease in interest expense for the year ended December 31, 2024 as compared to the same period in 2023 was due to the following factors:

•
A decrease of approximately $9.5 million due to lower average principal outstanding of approximately $57.5 million;
•
An increase of approximately $1.3 million due to higher average interest rates on debt financing; and
•
A decrease of approximately $808,000 in amortization of deferred financing costs.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the years ended December 31, 2024 and 2023 (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023
Realized (gains) losses on derivatives, net	$(6,397)	$(10,545)
Unrealized (gains) losses on derivatives, net	(2,098)	3,173
Net result from derivative transactions	$(8,495)	$(7,372)

Realized gains decreased during the year ended December 31, 2024 as compared to the same period in 2023 due to the termination of our total return swaps during 2023 which accounted for approximately $4.5 million of realized gains in 2023. Unrealized gains on derivatives, net, were approximately $2.1 million for the year ended December 31, 2024, compared to unrealized losses of approximately $3.2 million for the year ended December 31, 2023, resulting in increased gains of approximately $5.3 million between the two periods. The net increase in unrealized gains was attributable to higher interest rates in 2024 and beyond as compared to forward market interest rates as of December 31, 2023. See the “Executive Summary” section of this Item 7 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to decreases of approximately $789,000 in employee compensation and benefits, $109,000 in administration fees paid to the General Partner due to lower assets under management, and $122,000 due to lower insurance premiums. These decreases were partially offset by an increase of approximately $220,000 in professional and consulting fees.

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

Net result from derivative transactions. Net result from derivative transactions consists of realized and unrealized gains (losses) from our derivative financial instruments. The following table summarizes the components of this line item for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Realized (gains) losses on derivatives, net	$(10,545)	$(5,856)
Unrealized (gains) losses on derivatives, net	3,173	(7,240)
Net result from derivative transactions	$(7,372)	$(13,096)

General and administrative expenses. The increase in general and administrative expenses for the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to increases of approximately $1.1 million in administration fees paid to the General Partner due to greater assets under management, approximately $764,000 in employee compensation related to higher transactional bonuses and salaries, approximately $605,000 related to professional and consulting fees from increased transactional activity, and approximately $482,000 in restricted unit compensation expense.

Income Tax Expense for the years ended December 31, 2024, 2023 and 2022

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans and real estate assets. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the years ended December 31, 2024, 2023 and 2022.

Cash Available for Distribution - Non-GAAP Financial Measures

The Partnership believes that CAD provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results. To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses or income consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, fair value adjustments to derivative instruments, provisions for credit and loan losses, impairments on MRBs, GILs, real estate assets and property loans, deferred income tax expense (benefit), and restricted unit compensation expense. The Partnership also adjusts net income for the Partnership’s share of (earnings) losses of investments in unconsolidated entities as such amounts are primarily depreciation expenses and development costs that are expected to be recovered upon an exit event. The Partnership also deducts Tier 2 income (see Note 23 to the Partnership’s consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and distributions and accretion for the Preferred Units. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies. Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the years ended December 31, 2024, 2023 and 2022 (all per BUC amounts are presented giving effect to the BUCs Distributions described in Note 23 of the consolidated financial statements on a retroactive basis for all periods presented):

	For the Years Ended December 31,
	2024	2023	2022
Net income	$21,323,333	$54,011,696	$65,562,166
Unrealized (gains) losses on derivatives, net	(2,097,900)	3,173,398	(7,239,736)
Depreciation and amortization expense	23,867	1,537,448	2,717,415
Provision for credit losses (1)	(867,000)	(2,347,000)	-
Realized provision for loan loss(2)	-	-	(593,000)
Realized impairment of securities (3)	-	-	(5,712,230)
Reversal of gain on sale of real estate assets (4)	-	(10,363,363)	-
Amortization of deferred financing costs	1,653,805	2,461,713	2,537,186
Restricted unit compensation expense	1,891,633	2,013,736	1,531,622
Deferred income taxes	2,435	(362)	(45,056)
Redeemable Preferred Unit distributions and accretion	(2,991,671)	(2,868,578)	(2,866,625)
Tier 2 income allocable to the General Partner (5)	(309,858)	(3,248,148)	(3,242,365)
Recovery of prior credit loss (6)	(69,000)	(68,812)	(57,124)
Bond premium, discount and acquisition fee amortization, net of cash received	1,247,066	(182,284)	768,715
(Earnings) losses from investments in unconsolidated entities	2,140,694	17,879	-
Total CAD	$21,947,404	$44,137,323	$53,360,968

Weighted average number of BUCs outstanding, basic	23,071,141	22,929,966	22,870,294
Net income per BUC, basic	$0.76	$2.06	$2.58
Total CAD per BUC, basic	$0.95	$1.92	$2.33
Cash Distributions declared, per BUC	$1.478	$1.46	$1.68
BUCs Distributions declared, per BUC (7)	$0.07	$0.21	$0.40

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

(3)
This amount represents previous impairments recognized as adjustments to CAD in prior periods related to the Provision Center 2014-1 MRB. The property securing the MRB was sold in July 2022 with cash proceeds contributed to the bankruptcy estate. The borrower and the bankruptcy court have finalized liquidation of the estate and the settlement of all remaining receivables, payable and expenses and the Partnership’s share of the proceeds have been distributed. Substantially all the assets of the borrower were liquidated in the third quarter of 2022 such that the Partnership’s loss was effectively realized.
(4)
The gain on sale of real estate assets from the sale of the Suites on Paseo MF Property represented a recovery of prior depreciation expense that was not reflected in the Partnership’s previously reported CAD, so the gain on sale was deducted from net income in determining CAD for 2023.
(5)
As described in Note 23 to the Partnership’s consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner.

For the year ended December 31, 2024, Tier 2 income allocable to the General Partner consisted of approximately $310,000 related to the gain on sale of the Arbors at Hickory Ridge MRB in November 2024.

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

The Partnership declared three separate distributions during 2023 (the 2023 BUCs Distributions) each payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record dates of June 30, September 29, and December 29, 2023.

The Partnership declared two separate distributions during 2022 (the 2022 BUCs Distributions) each payable in the form of additional BUCs equal to $0.20 per BUC for outstanding BUCs as of the record dates of September 30 and December 30, 2022.

Portfolio Information

The following tables summarize occupancy and other information regarding the properties underlying our various investments. The narrative discussion that follows provides a brief operating analysis of each investment asset class as of and for the years ended December 31, 2024, 2023, and 2022.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of December 31, 2024. Debt service on our MRBs for the non-consolidated stabilized properties was current as of December 31, 2024. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,	Physical Occupancy (1) as of December 31,			Economic Occupancy (2) for the years ended December 31,
Property Name	State	2024	2024	2023	2022	2024	2023	2022
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45	100%	91%	100%	107%	94%	95%
Courtyard (4)	CA	108	98%	98%	100%	95%	98%	96%
Glenview Apartments	CA	88	98%	92%	97%	91%	84%	86%
Harden Ranch (4)	CA	100	99%	100%	99%	97%	98%	96%
Harmony Court Bakersfield (4)	CA	96	96%	95%	96%	95%	93%	90%
Harmony Terrace (4)	CA	136	97%	99%	95%	131%	136%	132%
Las Palmas II (4)	CA	81	100%	100%	99%	98%	98%	98%
Lutheran Gardens	CA	76	96%	97%	91%	93%	94%	90%
Montclair Apartments	CA	80	100%	100%	98%	99%	91%	93%
Montecito at Williams Ranch Apartments	CA	132	97%	98%	90%	104%	104%	101%
Montevista	CA	82	98%	94%	93%	103%	97%	90%
Ocotillo Springs	CA	75	97%	100%	100%	100%	99%	93%
San Vicente (4)	CA	50	100%	100%	98%	97%	90%	88%
Santa Fe Apartments	CA	89	97%	100%	93%	96%	96%	91%
Seasons at Simi Valley	CA	69	93%	97%	97%	120%	121%	118%
Seasons Lakewood (4)	CA	85	99%	99%	100%	109%	109%	102%
Seasons San Juan Capistrano (4)	CA	112	95%	97%	96%	101%	102%	100%
Solano Vista (4)	CA	96	97%	100%	99%	91%	89%	86%
Summerhill	CA	128	95%	93%	98%	97%	93%	90%
Sycamore Walk (4)	CA	112	100%	95%	96%	94%	93%	84%
The Village at Madera (4)	CA	75	96%	99%	96%	104%	104%	98%
Tyler Park Townhomes (4)	CA	88	98%	99%	100%	98%	98%	98%
Vineyard Gardens	CA	62	100%	100%	100%	103%	103%	100%
Westside Village Market (4)	CA	81	99%	98%	99%	98%	95%	91%
Copper Gate Apartments	IN	129	94%	96%	98%	98%	97%	101%
Renaissance	LA	208	90%	89%	95%	79%	90%	91%
Live 929 Apartments	MD	575	91%	67%	91%	82%	78%	78%
Jackson Manor Apartments	MS	60	100%	98%	95%	96%	97%	96%
Silver Moon	NM	151	96%	95%	94%	95%	95%	96%
Village at Avalon	NM	240	98%	99%	96%	98%	98%	96%
Columbia Gardens	SC	188	100%	89%	90%	87%	100%	99%
Companion at Thornhill Apartments	SC	180	99%	100%	100%	84%	81%	81%
The Palms at Premier Park Apartments	SC	240	96%	97%	98%	88%	86%	88%
Village at River's Edge	SC	124	85%	95%	95%	91%	92%	95%
Willow Run	SC	200	100%	85%	89%	87%	102%	100%
Avistar at Copperfield	TX	192	95%	95%	100%	89%	89%	86%
Avistar at the Crest	TX	200	90%	96%	98%	88%	91%	86%
Avistar at the Oaks	TX	156	93%	97%	97%	86%	90%	90%
Avistar at the Parkway	TX	236	90%	84%	97%	74%	80%	84%
Avistar at Wilcrest	TX	88	86%	94%	90%	83%	83%	77%
Avistar at Wood Hollow	TX	409	82%	92%	97%	76%	88%	88%
Avistar in 09	TX	133	94%	99%	98%	91%	94%	93%
Avistar on the Boulevard	TX	344	83%	90%	93%	75%	82%	84%
Avistar on the Hills	TX	129	88%	96%	96%	83%	87%	84%
Bruton Apartments	TX	264	72%	81%	84%	58%	49%	63%
Concord at Gulfgate	TX	288	88%	93%	90%	85%	80%	85%
Concord at Little York	TX	276	82%	88%	90%	77%	76%	75%
Concord at Williamcrest	TX	288	90%	95%	92%	83%	86%	82%
Crossing at 1415	TX	112	82%	95%	96%	81%	85%	87%
Decatur Angle	TX	302	82%	88%	86%	63%	69%	68%
Esperanza at Palo Alto	TX	322	85%	88%	86%	73%	74%	75%
Heights at 515	TX	96	91%	92%	93%	84%	86%	89%
Heritage Square	TX	204	86%	95%	97%	86%	87%	84%
Oaks at Georgetown (4)	TX	192	90%	94%	97%	82%	91%	91%
15 West Apartments	WA	120	99%	100%	99%	97%	98%	99%
		8,792	91.2%	91.9%	94.2%	85.6%	87.6%	87.4%

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
(4)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of September 30, 2024.

Comparison of the years ended December 31, 2024 and 2023

Physical occupancy as of December 31, 2024 is consistent with the same period in 2023. The physical occupancy at various Avistar properties and Crossing at 1415 has declined in recent periods due in part to increased local supply of competitive multifamily properties. These declines have been partially offset with improved performance at Live 929 Apartments. We will continue to discuss property operations with the individual borrowers for the Avistar properties and Crossing at 1415 to monitor for any further occupancy declines.

Economic occupancy for the year ended December 31, 2024 decreased from the same period in 2023 due to decreases in rental revenue as a result of the declines in physical occupancy noted above. Renaissance also reported a decline in economic occupancy due to lower physical occupancy on average during 2024.

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2023. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 4.6% during the year ended December 31, 2024 as compared to the same period in 2023, which is significantly higher than average historical annual rent increases. In addition, we observed an increase in same-property net rental revenue of 2.7% during the year ended December 31, 2024 as compared to the same period in 2023. As restricted rents adjust over time on a lag, increasing maximum rental income amounts may contribute to a temporary decline in economic occupancy even though property rental revenues are increasing overall.

Decatur Angle and Bruton Apartments continue to report low physical and economic occupancy. The properties are continuing to remove non-paying tenants now that local regulations permit tenant evictions. The removals have resulted in higher than historical bad debt write-offs, declines in physical occupancy, and high repairs and maintenance costs to ready units to be leased to new tenants. Bruton Apartments has also experienced an increase in local crime, which the borrower is actively working to deter. We continue to monitor and discuss property operations with the individual borrowers to assess progress towards resolving performance issues.

Comparison of the years ended December 31, 2023 and 2022

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

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of December 31, 2024, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of December 31, 2024, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,		Physical Occupancy (1) as of December 31,			Economic Occupancy (2) for the years ended December 31,
Property Name	State	2024		2024	2023	2022	2024	2023	2022
MRB Multifamily Properties-Non Stabilized (3)
Wellspring Apartments (4), (5)	CA	88		99%	n/a	n/a	82%	n/a	n/a
MaryAlice Circle Apartments (4)	GA	98		81%	58%	n/a	n/a	n/a	n/a
Woodington Gardens Apartments (4)	MD	197		95%	n/a	n/a	93%	n/a	n/a
The Ivy Apartments (4)	SC	212		90%	76%	n/a	70%	66%	n/a
The Park at Sondrio Apartments (4)	SC	271		75%	72%	n/a	60%	57%	n/a
The Park at Vietti Apartments (4)	SC	204		94%	82%	n/a	72%	60%	n/a
Windsor Shores Apartments (4)	SC	176		95%	93%	n/a	78%	72%	n/a
Aventine Apartments (4)	WA	68		91%	n/a	n/a	n/a	n/a	n/a
The Safford (4)	AZ	200		n/a	n/a	n/a	n/a	n/a	n/a
40rty on Colony - Series P (4)	CA	40		n/a	n/a	n/a	n/a	n/a	n/a
Residency at Empire (4)	CA	148		n/a	n/a	n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200		n/a	n/a	n/a	n/a	n/a	n/a
Residency at the Mayer (4)	CA	79		n/a	n/a	n/a	n/a	n/a	n/a
Village at Hanford Square (4)	CA	100		n/a	n/a	n/a	n/a	n/a	n/a
Handsel Morgan Village Apartments (4)	GA	45		n/a	n/a	n/a	n/a	n/a	n/a
		2,126

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	174	(6)	n/a	n/a	n/a	n/a	n/a	n/a
Village Point (4)	NJ	120	(7)	88%	78%	n/a	n/a	n/a	n/a
		294

GIL Multifamily Properties-Non Stabilized (3)
Poppy Grove I (4)	CA	147		n/a	n/a	n/a	n/a	n/a	n/a
Poppy Grove II (4)	CA	82		n/a	n/a	n/a	n/a	n/a	n/a
Poppy Grove III (4)	CA	158		n/a	n/a	n/a	n/a	n/a	n/a
Osprey Village (4)	FL	383		99%	n/a	n/a	64%	8%	n/a
Willow Place Apartments (4)	GA	182		100%	n/a	n/a	78%	n/a	n/a
Natchitoches Thomas Apartments (4)	LA	120		n/a	n/a	n/a	n/a	n/a	n/a
Legacy Commons at Signal Hills	MN	247		91%	64%	14%	58%	24%	5%
Sandy Creek Apartments (4)	TX	140		98%	82%	n/a	87%	80%	n/a
		1,459

Grand total		3,879

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
(4)
Physical and economic occupancy information is not available for the periods indicated as the related investment was under construction or rehabilitation. or was recently acquired.
(5)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of September 30, 2024.

(6)
Meadow Valley is a seniors housing property with 174 beds in 154 units.
(7)
Village Point is a skilled nursing property with 120 beds in 92 units. Physical Occupancy is based on the daily average of beds occupied during the last month of the period.

As December 31, 2024, seven MRB multifamily properties and one MRB seniors housing property were under construction or recently acquired and have no operating metrics to report. The Aventine Apartments, The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments, Windsor Shores Apartments, and Woodington Gardens Apartments are currently undergoing tenant-in-place rehabilitations. The MaryAlice Circle Apartments MRB property is undergoing both rehabilitation and new construction phases.

As of December 31, 2024, four GIL properties were under construction or recently acquired and have no operating metrics to report. Sandy Creek Apartments is currently undergoing a tenant-in-place rehabilitation. The remaining three GIL properties have substantially completed construction or rehabilitation and are in the lease-up phase.

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

					Physical Occupancy (1) as of December 31,
Property Name	State	Construction Completion Date	Planned Number of Units		2024	2023	2022	Revenue For the Three Months Ended December 31, 2024 (2)	Sale Date	Per-unit Sale Price
Most Recent Property Sales
Vantage at Germantown	TN	March 2020	n/a		n/a	n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a		n/a	n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a		n/a	n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a		n/a	n/a	n/a	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a		n/a	n/a	n/a	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a		n/a	n/a	n/a	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	93%	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	94%	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	90%	n/a	June 2023	174,000
Vantage at Tomball	TX	April 2022	n/a		90%	89%	79%	$1,471,619	January 2025	148,000

Operating Properties
Vantage at Helotes	TX	November 2022	288		88%	86%	57%	$1,250,726	n/a	n/a
Vantage at Fair Oaks	TX	May 2023	288		86%	66%	2%	1,152,870	n/a	n/a
Vantage at Hutto	TX	December 2023	288		91%	41%	n/a	1,464,609	n/a	n/a
Vantage at McKinney Falls	TX	July 2024	288		58%	n/a	n/a	620,445	n/a	n/a
Vantage at Loveland	CO	October 2024	288		42%	n/a	n/a	516,482	n/a	n/a
Freestone Cresta Bella	TX	November 2024	296		10%	n/a	n/a	73,499	n/a	n/a

Properties Under Construction
Valage Senior Living Carson Valley	NV	n/a	102	(4)	n/a	n/a	n/a	n/a	n/a	n/a
The Jessam at Hays Farm	AL	n/a	318		n/a	n/a	n/a	n/a	n/a	n/a
Freestone Greenville	TX	n/a	300		n/a	n/a	n/a	n/a	n/a	n/a
Freestone Ladera	TX	n/a	288		n/a	n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (5)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a	n/a

			3,328

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
(5)
The property is reported as a consolidated VIE as of December 31, 2024 (see Note 3 to the Partnership's consolidated financial statements).

Vantage at Helotes, Vantage at Fair Oaks, and Vantage at Hutto have achieved stabilized operations as of December 31, 2024 and the managing member of each property will evaluate options for the sale of each property to maximize value. The managing members of Vantage at Tomball completed the sale of the property to a third-party buyer in January 2025.

Vantage at McKinney Falls, Vantage at Loveland, and Freestone Cresta Bella have completed construction and commenced leasing activities in March 2024, May 2024, and September 2024, respectively.

Affordable Multifamily Investments Segment

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

The following table compares operating results for the Affordable Multifamily Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Affordable Multifamily Investments
Total revenues	$82,593	$88,460	$(5,867)	-6.6%	$88,460	$63,375	$25,085	39.6%
Expenses:
Provision for credit losses	(1,254)	(2,347)	1,093	-46.6%	(2,347)	-	(2,347)	N/A
Depreciation expense	24	24	-	0.0%	24	24	-	0.0%
Interest expense	54,567	66,113	(11,546)	-17.5%	66,113	41,640	24,473	58.8%
Net result from derivative transactions	(7,202)	(7,306)	104	-1.4%	(7,306)	(13,095)	5,789	-44.2%
General and administrative expenses	19,653	20,399	(746)	-3.7%	20,399	17,448	2,951	16.9%
Total expenses	65,788	76,883	(11,095)	-14.4%	76,883	46,017	30,866	67.1%
Other income:
Gain on sale of mortgage revenue bonds	2,220	-	2,220	N/A	-	-	-	N/A
Segment net income	$19,025	$11,577	$7,448	64.3%	$11,577	$17,358	$(5,781)	-33.3%

Comparison of the years ended December 31, 2024 and 2023

Total revenues decreased in 2024 as compared to 2023 due primarily to:

•
A decrease of approximately $8.3 million in interest income due to recent GIL redemptions, offset by an increase of approximately $3.8 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $8.0 million in interest income from recent MRB advances, offset by a decrease of approximately $2.2 million in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $7.7 million in other interest income from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $90.1 million.
•
An increase of approximately $1.1 million in interest income due to discount accretion on the Southpark MRB upon redemption at par in July 2024;
•
A decrease of approximately $1.1 million in other interest income due to less interest earned on cash balances; and

•
An increase of approximately $474,000 in other income for receipt of non-refundable fees for the extension of various GILs and property loans.

The provision for credit losses for the years ended December 31, 2024 and 2023 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments. The decrease was primarily due to GIL and property loan redemptions during 2023 and 2024, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the model used to estimate the allowance for credit losses. The provision for credit losses for the year ended December 31, 2024 included a recovery of our previously recorded allowance for credit loss for the Provision Center 2014-1 MRB in the amount of approximately $169,000 due to receipt of final bankruptcy proceeds that exceeded prior estimates.

Depreciation expense for the years ended December 31, 2024 and 2023 related to furniture and equipment owned by the Partnership.

Total interest expense decreased for 2024 as compared to the same period in 2023 due primarily to:

•
A decrease of approximately $12.3 million due to a decrease in the average outstanding principal of our debt financing instruments of approximately $104.8 million;
•
A decrease of approximately $569,000 in amortization of deferred financing costs; and
•
An increase of approximately $1.4 million due to higher average interest rates on debt financing.

Net result from derivative transactions consists of realized and unrealized gains (losses) from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the years ended December 31, 2024 and 2023 (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023
Realized (gains) losses on derivatives, net	$(5,816)	$(10,311)
Unrealized (gains) losses on derivatives, net	(1,386)	3,005
Net result from derivative transactions	$(7,202)	$(7,306)

Realized gains decreased during the year ended December 31, 2024 as compared to the same period in 2023 due to the termination of our total return swaps during 2023 which accounted for approximately $4.5 million of realized gains in 2023. Unrealized gains on derivatives, net, were approximately $1.4 million for the year ended December 31, 2024, compared to unrealized losses of approximately $3.0 million for the year ended December 31, 2023, resulting in increased gains of approximately $4.4 million between the two periods. The net increase in unrealized gains was attributable to higher interest rates in 2024 and beyond as compared to forward market interest rates as of December 31, 2023. See the “Executive Summary” section of this Item 7 for additional discussion.

A decrease in general and administrative expenses for the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to decreases of approximately $789,000 in employee compensation and benefits, $109,000 in administration fees paid to the General Partner due to lower assets under management, and $122,000 due to lower insurance premiums. These decreases were partially offset by an increase of approximately $220,000 in professional and consulting fees.

The gain on sale of mortgage revenue bonds for the year ended December 31, 2024 was due to:

•
A gain on sale of the Brookstone MRB of approximately $1.0 million related to collection of an unamortized discount upon sale; and
•
A gain on sale of the Arbors at Hickory Ridge MRB of approximately $1.2 million.

Comparison of the years ended December 31, 2023 and 2022

Total revenues increased in 2023 as compared to the same period in 2022 due primarily to:

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

Depreciation expense for the years ended December 31, 2023 and 2022 related to furniture and equipment owned by the Partnership.

Total interest expense increased in 2023 as compared to the same period in 2022 due primarily to:

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

Net result from derivative transactions consists of realized and unrealized gains (losses) from our derivative financial instruments. The following table summarizes the components of this line item for the years ended December 31, 2023, and 2022 (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Realized (gains) losses on derivatives, net	$(10,311)	$(5,856)
Unrealized (gains) losses on derivatives, net	3,005	(7,240)
Net result from derivative transactions	$(7,306)	$(13,096)

An increase in general and administrative expenses for the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to increases of approximately $1.1 million in administration fees paid to the General Partner due to greater assets under management, approximately $764,000 in employee compensation related to higher transactional bonuses and salaries, approximately $605,000 related to professional and consulting fees from increased transactional activity, and approximately $482,000 in restricted unit compensation expense.

The following table summarizes the segment’s net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the periods indicated. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Years Ended December 31,
	2024				2023			2022
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid		Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$893,122	$55,683	6.2%	(1)	$816,456	$48,724	6.0%	$693,043	$40,825	5.9%	(2)
Governmental issuer loans	213,186	17,183	8.1%		286,751	21,669	7.6%	239,393	11,330	4.7%
Property loans	63,510	4,710	7.4%		148,116	11,568	7.8%	109,524	8,874	8.1%	(3)
Other investments	26,350	1,879	7.1%		31,831	2,524	7.9%	14,096	852	6.0%
Total interest-earning assets	$1,196,168	$79,455	6.6%		$1,283,154	$84,485	6.6%	$1,056,056	$61,881	5.9%
Other income		785				311			-
Non-investment income		2,527				3,664			1,494
Total revenues		$82,767				$88,460			$63,375

Interest-bearing liabilities:
Lines of credit	$7,820	$632	8.1%		$9,977	$598	6.0%	$21,604	$883	4.1%
Fixed TEBS Financing	238,169	9,538	4.0%		248,238	9,888	4.0%	262,820	10,353	3.9%
Fixed TEBS Residual Financing	59,232	4,231	7.1%		9,456	734	7.8%	-	-	N/A
Variable TEBS Financing	50,858	2,851	5.6%		69,079	3,224	4.7%	76,298	2,044	2.7%
Fixed 2024 PFA Securitization Transaction	11,578	617	5.3%		-	-	N/A	-	-	N/A
Variable Secured Notes (4)	-	-	N/A		88,311	8,050	9.1%	102,885	5,717	5.6%
Fixed term TOB trust financing	9,772	485	5.0%		12,797	251	2.0%	12,895	255	2.0%
Variable TOB trust financing	623,539	34,838	5.6%		667,951	36,922	5.5%	481,731	14,595	3.0%
Realized gains on interest rate swaps, net	N/A	(5,831)	N/A		N/A	(5,809)	N/A	N/A	(140)	N/A
Total interest-bearing liabilities	$1,000,968	$47,361	4.7%		$1,105,809	$53,858	4.9%	$958,233	$33,707	3.5%
Net interest spread (5)		$32,094	2.7%			$30,627	2.4%		$28,174	2.7%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		53,192				64,169			39,562
Amortization of deferred finance costs		1,375				1,944			2,078
Total interest expense		$54,567				$66,113			$41,640

(1)
Interest income includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024. Excluding this item, the average interest rate was 6.1%.
(2)
Interest income includes $1.5 million due to discount accretion on the Cross Creek MRB upon redemption at par during 2022. Excluding this item, the average interest rate was 5.7%.
(3)
Interest income includes $3.6 million for interest payments received on property loans that were previously in nonaccrual status during 2022. Excluding these items, the average interest rate was 5.2%.
(4)
Interest expense is reported net of realized gains on the Partnership’s total return swap agreements that were related to the Secured Notes.
(5)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized gains (losses) on derivative instruments.

The following table summarizes the changes in interest income and interest expense between the periods indicated, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Years Ended December 31, 2024 vs. 2023				For the Years Ended December 31, 2023 vs. 2022
	Total Change	Average Volume $ Change	Average Rate $ Change		Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$6,959	$4,575	$2,384	(1)	$7,899	$7,270	$629	(2)
Governmental issuer loans	(4,486)	(5,559)	1,073		10,339	2,241	8,098	(3)
Property loans	(6,858)	(6,608)	(250)		2,694	3,127	(433)
Other investments	(645)	(435)	(210)		1,672	1,072	600
Total interest-earning assets	$(5,030)	$(8,027)	$2,997		$22,604	$13,710	$8,894

Interest-bearing liabilities:
Lines of credit	$34	$(129)	$163		$(285)	$(475)	$190
Fixed TEBS Financing	(350)	(401)	51		(465)	(574)	109
Fixed TEBS Residual Financing	3,497	3,497	-		734	734	-
Variable TEBS Financing	(373)	(850)	477		1,180	(193)	1,373
Fixed 2024 PFA Securitization Transaction	617	617	-		-	-	-
Variable Secured Notes (4)	(8,050)	(8,050)	-		2,333	(810)	3,143
Fixed term TOB trust financing	234	(59)	293		(4)	(2)	(2)
Variable TOB trust financing	(2,084)	(2,455)	371		22,327	5,642	16,685
Realized gains on interest rate swaps, net	(22)	N/A	(22)		(5,669)	N/A	(5,669)
Total interest-bearing liabilities	$(6,497)	$(7,830)	$1,333		$20,151	$4,322	$15,829
Net interest spread change	$1,467	$(197)	$1,664		$2,453	$9,388	$(6,935)

(1)
The average change attributable to rate includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024.
(2)
The average change attributable to rate includes $1.5 million of discount accretion on the Cross Creek MRB upon redemption at par during 2022.
(3)
The average change attributable to rate includes $3.6 million for interest payments received on property loans that were previously in nonaccrual status during 2022.
(4)
Interest expense is reported net of income/loss on the Partnership’s total return swap agreements that were related to the Secured Notes.

Operational matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of December 31, 2024. The Lutheran Gardens MRB went into default in February 2025 as the outstanding principal of approximately $10.4 million was not repaid on the maturity date of February 1, 2025. The borrower is arranging alternative financing to repay all amounts due on the MRB, which is expected to close in the near future. In the meantime, the MRB will bear interest at the default rate of 12%.

Our sole student housing property securing an MRB, Live 929 Apartments, was 91% occupied as of December 31, 2024, and is current on MRB debt service. Current occupancy has improved substantially from the 2023-2024 academic term. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property is expected to be able to pay all operating expenses and debt service from operating cash flows for the 2024-2025 academic term, including principal amortization on the MRB which commenced in February 2025.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Four of the eight underlying affordable multifamily properties had commenced leasing operations as of December 31, 2024. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor.

We have four MRBs, one taxable MRB, and four GILs that have variable interest rates as of December 31, 2024. All such investments finance the construction of affordable multifamily properties. We regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction budget contingency balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. In such instances, the developer has either reallocated other available reserves and contingencies, deferred its developer fees, or made direct cash payments during construction. Borrowers for all such investments are current on debt service as of December 31, 2024. In all instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default. In certain instances, we advanced supplemental loans to the borrowers secured by the underlying properties if returns meet our requirements and/or if such loans are necessary to meet the 50% tax-exempt financing requirements under the LIHTC regulations. All such supplemental loans have been repaid in full as of February 2025.

Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. The Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings. Since the beginning of 2023 through January 2025, nine of our GIL investments have been purchased by Freddie Mac, through a servicer, and repaid in full.

We terminated the M31 TEBS Financing in October 2024 and entered into temporary bridge financings for the 11 MRBs that were previously in this facility. Five of the MRBs were securitized into new TOB financings in October 2024. Five different MRBs are 2024 PFA Securitization Bonds that were included in the 2024 PFA Securitization Transaction. One MRB, Arbors at Hickory Ridge, was sold in November 2024. We incurred various legal and professional fees associated with the M31 TEBS Financing termination, the temporary bridge financing of the MRBs, and a subsequent amendment to the TEBS Residual Financing. We recorded expenses totaling approximately $713,000 within net income for the year ended December 31, 2024 related to these transactions, exclusive of amortization of deferred financing costs.

Seniors and Skilled Nursing Investments Segment

The Seniors and Skilled Nursing Investments segment provides acquisition, construction and permanent financing for seniors housing and skilled nursing properties and a property loan associated with a master lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units.

As of December 31, 2024, we owned two MRBs with aggregate outstanding principal of $64.1 million, with an outstanding commitment to provide additional funding of $2.9 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. As of December 31, 2024, the Partnership also had a property loan with a principal balance of $7.3 million used to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania. The loan is subordinate to the senior debt of the borrower and secured by a first priority security interest in master lease payments guaranteed by an investment grade healthcare system.

The following table compares the operating results for the Seniors and Skilled Nursing Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$3,836	$1,711	$2,125	124.2%	$1,711	$713	$998	140.0%
Expenses:
Provision for credit losses	218	-	218	N/A	-	-	-	N/A
Interest expense	2,465	999	1,466	146.7%	999	6	993	16550.0%
Net result from derivative transactions	(1,293)	(90)	(1,203)	1336.7%	(90)	-	(90)	N/A
Total expenses	1,390	909	481	52.9%	909	6	903	15050.0%
Segment net income	$2,446	$802	$1,644	205.0%	$802	$707	$95	13.4%
Comparison of the years ended December 31, 2024 and 2023

Total revenues increased for the year ended December 31, 2024 as compared to the same period in 2023 due to higher average principal balances of approximately $31.1 million.

The provision for credit losses for year ended December 31, 2024 related to an increase in the principal balance related to a new property loan during the third quarter of 2024. The Partnership did not have any investments in this segment that required a provision for credit loss during the year ended December 31, 2023.

Total interest expense increased for the year ended December 31, 2024 as compared to the same period in 2023 due to higher average interest rates and higher average principal balances of approximately $27.1 million.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the years ended December 31, 2024 and 2023 (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023
Realized (gains) losses on derivatives, net	$(581)	$(245)
Unrealized (gains) losses on derivatives, net	(712)	155
Net result from derivative transactions	$(1,293)	$(90)

Comparison of the years ended December 31, 2023 and 2022

Total revenues increased in 2023 as compared to the same period in 2022 due primarily to:

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

Net result from derivative transactions consists of realized and unrealized gains (losses) from our derivative financial instruments. The net result from derivative transactions in 2023 is due to new derivative transactions entered into during 2023. There was no net result from derivative transactions for this segment in 2022. The following table summarizes the components of this line item for the years ended December 31, 2023, and 2022 (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Realized (gains) losses on derivatives, net	$(245)	$-
Unrealized (gains) losses on derivatives, net	155	-
Net result from derivative transactions	$(90)	$-

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

We account for all our JV Equity Investments using the equity method and recognize our preferred returns during the hold period. Specifically for our Vantage JV Equity Investments, an affiliate of our Vantage joint venture partner provides a guaranty of our preferred returns for Vantage Properties through a date approximately five years after commencement of construction. Upon the sale of a property, net proceeds will be distributed according to the entity operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized in net income upon receipt. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale. As a result, we may experience significant income recognition in those quarters when a property is sold and our equity investment is redeemed.

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$4,669	$10,162	$(5,493)	-54.1%	$10,162	$9,130	$1,032	11.3%
Expenses:
Interest expense	3,000	1,337	1,663	124.4%	1,337	870	467	53.7%
Other income:
Gain on sale of investments in unconsolidated entities	118	22,725	(22,607)	-99.5%	22,725	39,805	(17,080)	-42.9%
Earnings (losses) from investments in unconsolidated entities	(2,141)	(18)	(2,123)	11794.4%	(18)	-	(18)	100.0%
Segment net income (loss)	$(354)	$31,532	$(31,886)	-101.1%	$31,532	$48,065	$(16,533)	-34.4%

Comparison of the years ended December 31, 2024 and 2023

The decrease in total revenues in 2024 as compared to 2023 was primarily due to the following factors:

•
A decrease of approximately $5.3 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2023 and 2024;
•
A decrease of approximately $2.3 million of investment income related to preferred return recognized upon the sale of Vantage at Stone Creek and Vantage at Coventry in January 2023 and Vantage at Conroe in June 2023; and
•
An increase of approximately $2.1 million in investment income related to preferred returns on equity contributions during 2023 and 2024.

Interest expense for the year ended December 31, 2024 and 2023 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to a higher variable interest rate and higher average outstanding balances.

The gain on sale of investments in unconsolidated entities for year ended December 31, 2024 related to final settlements of the Vantage at Coventry sale that occurred in January 2023, the Vantage at Westover Hills sale that occurred in May 2022, and the Vantage at Murfreesboro sale that occurred in March 2022. The gain on sale for the year ended December 31, 2023 primarily consisted of the following:

•
The sale of Vantage at Stone Creek in January 2023 for a gain of approximately $9.1 million;
•
The sale of Vantage at Coventry in January 2023 for a gain of approximately $6.3 million; and
•
The sale of Vantage at Conroe in June 2023 for a gain of approximately $7.3 million.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) using the equity method of accounting. Such investments typically incur losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the year ended December 31, 2024 as compared to the same period in 2023 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and interest and operating expenses at Freestone Cresta Bella as the property commenced leasing activities during the third quarter of 2024.

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

Operational matters

We have noted no material construction cost overruns for securing materials and labor needed to construct the properties underlying our JV Equity Investments, despite general supply chain constraints noted in recent years. However, Vantage at McKinney Falls did experience cost overruns due to delayed utility connections to the site by the local municipality. The lack of water connections delayed vertical construction and caused the general contractor to incur additional general conditions costs to otherwise ensure progress in construction. We contributed additional equity of $1.0 million to cover cost overages related to these delays during 2024.

The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original budgets. We have noted that some properties that are complete or nearing construction completion are incurring interest costs that exceed capitalized interest reserves, and such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments. Under the operating agreements, if additional capital is required, the parties to the JV Equity Investment will mutually agree on how to fund additional capital. From January 2024 through January 2025, we advanced additional equity totaling approximately $8.6 million across five Vantage Properties and Freestone Cresta Bella to cover additional interest costs. We anticipate advancing additional equity to certain JV Equity Investments during 2025 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. We plan to contribute such additional funds with cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

In December 2024 and January 2025, the managing members of Vantage at McKinney Falls and Vantage at Hutto, respectively, refinanced the construction loans at each property, which resulted in lower variable interest rates of over 100 basis points for each loan.

In January 2025, the managing member of Vantage at Tomball sold the property to a third-party. We received gross proceeds of approximately $14.2 million upon sale, inclusive of the return of our capital contributions and accrued preferred return. We do not expect to recognize any material gain or loss on the transaction in the first quarter. The return for Vantage at Tomball was lower than past JV Equity Investments due to rising insurance costs in the Houston metropolitan area as well as the higher interest rate environment in recent years.

Vantage at Helotes, Vantage at Fair Oaks, and Vantage at Hutto have previously achieved 90% physical occupancy. The managing member of each property will evaluate options for the sale of each property to maximize value.

Vantage at McKinney Falls completed construction in July 2024 and was 58% leased as of December 31, 2024. Vantage at Loveland began leasing units in June 2024, completed construction in October 2024, and was 42% leased as of December 31, 2024. Freestone Cresta Bella began leasing activities in June 2024, completed construction in November 2024, and was 10% leased as of December 31, 2024. The Jessam at Hays Farm began leasing activities in February 2025.

MF Properties Segment

As of December 31, 2024, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

The following table compares operating results for the MF Properties segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
MF Properties
Total revenues	$174	$4,568	$(4,394)	-96.2%	$4,568	$7,856	$(3,288)	-41.9%
Expenses:
Real estate operating (exclusive of items shown below)	-	2,664	(2,664)	-100.0%	2,664	4,738	(2,074)	-43.8%
Depreciation expense	-	1,514	(1,514)	-100.0%	1,514	2,694	(1,180)	-43.8%
Interest expense	-	618	(618)	-100.0%	618	1,043	(425)	-40.7%
Net result from derivative transactions	-	24	(24)	-100.0%	24	-	24	N/A
Total expenses	-	4,820	(4,820)	-100.0%	4,820	8,475	(3,655)	-43.1%
Other income:
Gain on sale of real estate assets	64	10,363	(10,299)	-99.4%	10,363	-	10,363	100.0%
Income (loss) before income taxes	238	10,111	(9,873)	-97.6%	10,111	(619)	10,730	-1733.4%
Income tax expense	32	11	21	190.9%	11	(51)	62	-121.6%
Segment net income (loss)	$206	$10,100	$(9,894)	-98.0%	$10,100	$(568)	$10,668	-1878.2%

Comparison of the years ended December 31, 2024 and 2023

Segment net income for the year ended December 31, 2024 related to an interest payment received on The 50/50 property loan and final sales proceeds for the Suites on Paseo MF Property that was sold in December 2023.

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

Our short-term liquidity requirements over the next 12 months will be primarily operational expenses, investment commitments (net of leverage secured by the investment assets); debt service (principal and interest payments) related to our debt financings; repayments of our secured lines of credit balances; and distribution payments to Unitholders. We expect to meet these liquidity requirements primarily using cash on hand, operating cash flows from our investments, proceeds from asset redemptions and sales in the normal course of business, and potentially additional debt financing issued in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

Our long-term liquidity requirements will be primarily for maturities of debt financings and funding and purchase of additional investment assets (net of leverage secured by the investment assets), and repayments of our secured lines of credit balances. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from our investments; and proceeds from asset redemptions and sales in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of December 31, 2024, we reported unrestricted cash on hand of approximately $14.7 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investment Assets

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of December 31, 2024. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of December 31, 2024. The General LOC was fully drawn with a balance of $50.0 million as of December 31, 2024. The General LOC has a maturity date of June 2025, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $50.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of December 31, 2024. There was a balance of $18.9 million outstanding on the Acquisition LOC and approximately $31.1 million was available as of December 31, 2024. The Acquisition LOC has a maturity date of June 2025, with a one-year extension option, subject to certain terms and conditions.

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

Many of our GIL and property loan investments have maturity dates within the next 12 months, which will be purchased by Freddie Mac, through a servicer, or repaid by the borrower on or before the maturity at prices equal to the principal outstanding plus accrued interest. Such proceeds will be primarily used to repay our related debt financing. In January 2025, the Willow Place GILs and the Osprey Village GIL with outstanding principal totaling $82.2 million were redeemed at par plus accrued interest, of which approximately $67.2 million was used to repay the related outstanding debt financings, resulting in net cash to the Partnership of approximately $15.0 million. We regularly monitor the progress of the underlying properties and the likelihood of redemption upon maturity and currently have no concerns regarding repayment. Borrowers of certain GIL and property loan investments may request an extension of the maturity dates up to six months, subject to meeting various conditions, obtaining an approval of Freddie Mac to extend the maturity date of the forward purchase commitment, and payment of an extension fee to us.

Our MRB portfolio is marked at a premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for investments with similar terms. In May 2024, we sold the Brookstone MRB for gross proceeds of approximately $8.2 million, which resulted in a gain on sale of approximately $1.0 million. In November 2024, we sold the Arbors at Hickory Ridge MRB for gross proceeds of $11.5 million, which resulted in a gain on sale of approximately $1.2 million. We may consider selling certain MRB investments in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRB investments included in our TEBS Financings.

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

Our JV Equity Investments are passive in nature and decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends. We are entitled to proceeds upon the sales of JV Equity Investments in accordance with the terms of the entity operating agreement. We received sales proceeds from JV Equity Investment sales in 2023 totaling $47.7 million. There were no JV Equity Investments sold during 2024. In January 2025, Vantage at Tomball was sold by the managing member with gross proceeds to the Partnership totaling approximately $14.2 million.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured lines of credit. We may obtain leverage for these investments by posting the investments as security. As of December 31, 2024, all material leverageable assets were associated with a debt financing facility or our Acquisition LOC.

Issuances of Debt Securities, BUCs, Series A-1 Preferred Units, or Series B Preferred Units

We may, from time to time, issue additional BUCs, Preferred Units, or debt securities, in one or more offerings, at prices or quantities that are consistent with our strategic goals. In December 2022, the Partnership’s Shelf Registration Statement was declared effective by the SEC under which the Partnership may, from time to time, offer and sell BUCs, Preferred Units, or debt securities, in one or more offerings, with a maximum aggregate offering price of $300.0 million. Debt securities issued under the Shelf Registration Statement may be senior or subordinate obligations of the Partnership. The Shelf Registration Statement will expire in December 2025.

In March 2024, we entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, pursuant to which the Partnership may offer and sell, from time to time through or to the Agents, BUCs having an aggregate offering price of up to $50.0 million. As of December 31, 2024, we have sold 92,802 BUCs for gross proceeds of approximately $1.5 million under the Sales Agreement.

We have one registration statement on Form S-3 covering the offering of Series B Preferred Units that has been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offering:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of December 31, 2024	Remaining Units Available to Issue as of December 31, 2024
Series B	September 2024	September 2027	$10.00	5.75%	Sixth anniversary	-	10,000,000	(1)

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

In April 2024, we commenced a registered offering of up to $25.0 million of BUCs which are being offered and sold pursuant to the effective Shelf Registration Statement and a prospectus supplement filed with the SEC relating to this offering. As of the date of this filing, we have not issued any BUCs in connection with this offering.

We may also designate and issue additional series of preferred units representing limited partnership interests in the Partnership in accordance with the terms of the Partnership Agreement.

Uses of Liquidity

Our principal uses of liquidity consist of:

•
General and administrative expenses;
•
Investment funding commitments;
•
Debt service on debt financings, mortgage payable, and secured lines of credit;
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

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of December 31, 2024:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Initial Commitment	Remaining Commitment as of December 31, 2024	2025	2026	2027	Interest Rate	Related Debt Financing (2)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$2,935,000	$2,935,000	$-	$-	6.25%	Variable TOB
Residency at Empire Series BB-4	December 2022	December 2040	47,000,000	25,800,000	25,800,000	-	-	6.45% (4)	Variable TOB
The Safford	October 2023	October 2026 (3)	43,000,000	5,651,043	5,651,043	-	-	7.59%	Variable TOB
Subtotal			134,000,000	34,386,043	34,386,043	-	-

Taxable Mortgage Revenue Bonds
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (3)	$8,000,000	$4,600,000	$4,600,000	$-	$-	SOFR + 3.65% (5)	Variable TOB
Residency at Empire Series BB-T	December 2022	December 2025 (3)	9,404,500	8,404,500	8,404,500	-	-	7.45%	Variable TOB
Village at Hanford Square Series H-T	May 2023	May 2030	10,400,000	1,400,000	1,400,000	-	-	7.25%	Variable TOB
40rty on Colony Series P-T	June 2023	June 2030	5,950,000	1,400,000	1,400,000	-	-	7.45%	Variable TOB
Subtotal			33,754,500	15,804,500	15,804,500	-	-

Governmental Issuer Loans
Poppy Grove II	September 2022	April 2025 (3)	$22,250,000	$708,700	$708,700	$-	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (3)	39,119,507	5,569,507	5,569,507	-	-	6.78%	Variable TOB
Natchitoches Thomas Apartments	December 2024	July 2027 (3)	19,000,000	12,500,000	6,000,000	6,500,000	-	7.92%	(6)
Subtotal			80,369,507	18,778,207	12,278,207	6,500,000	-

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (3)	$21,157,672	$10,000,000	$10,000,000	$-	$-	6.78%	Variable TOB
Poppy Grove II	September 2022	April 2025 (3)	10,941,300	9,941,300	9,941,300	-	-	6.78%	Variable TOB
Poppy Grove III	September 2022	April 2025 (3)	24,480,493	23,480,493	23,480,493	-	-	6.78%	Variable TOB
Natchitoches Thomas Apartments	December 2024	July 2027 (3)	4,000,000	3,000,000	-	3,000,000	-	7.92%	(6)
Subtotal			60,579,465	46,421,793	43,421,793	3,000,000	-

Property Loans
Sandoval Flats	November 2024	December 2027 (3)	$29,846,000	$28,846,000	$-	$24,150,000	$4,696,000	7.48%	(6)
Subtotal			29,846,000	28,846,000	-	24,150,000	4,696,000

Equity Investments
Vantage at San Marcos (7), (8)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	$-	N/A	N/A
Freestone Greeley (8)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	-	N/A	N/A
Freestone Ladera	December 2023	N/A	17,097,624	7,704,782	7,704,782	-		N/A	N/A
Subtotal			43,047,863	27,211,041	27,211,041	-	-

Total Commitments			$381,597,335	$171,447,584	$133,101,584	$33,650,000	$4,696,000

(1)
Projected fundings by year are based on current estimates and the actual funding schedule may differ materially due to, but not limited to, the pace of construction, adverse weather conditions, delays in governmental approvals or permits, the availability of materials and contractors, and labor disputes.
(2)
We have securitized the indicated assets in TOB trust financing facilities that allow for additional principal proceeds as the remaining investment commitments are funded by us. See Note 13 for further details on debt financing.
(3)
The borrower may elect to extend the maturity date for up to six months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(4)
Upon stabilization, the MRB will resize to an amount not to exceed $3.3 million and become subordinate to the other senior MRBs of the borrower. In December 2029, the interest rate will convert to a fixed rate of 10.0%.
(5)
The variable index interest rate components are subject to a floor of 0.27%.
(6)
All draws to date on this investment were funded with proceeds from the Acquisition LOC. The Partnership expects to sell the related investment into the Construction Lending JV in the future.
(7)
The property became a consolidated VIE effective during the fourth quarter of 2021.
(8)
A development site has been identified for this property but construction had not commenced as of December 31, 2024

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

From January 2024 to January 2025, we advanced additional capital totaling approximately $9.6 million across five Vantage JV Equity Investments and Freestone at Cresta Bella. The additional capital was used to cover development costs overruns, primarily due to higher than anticipated interest costs. We anticipate making additional investments in certain JV Equity Investments during 2025 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds with cash on hand or other currently available liquidity sources.

Debt Service on Debt Financings, Mortgage Payable and Secured Lines of Credit

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

When possible, we structure the debt financing maturity dates associated with our GIL, taxable GIL, and property loan investments to match the investment maturity dates such that investment redemption proceeds will redeem the outstanding debt financing.

Our debt financing arrangements include various fixed rate and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed rate and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed rate and variable rate debt financings as of December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal	% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$363,885,818	33.2%	$313,675,048	30.8%
Variable (1)	Variable (1)	152,040,000	13.8%	243,067,000	23.9%
Fixed	Variable	17,882,177	1.6%	35,946,824	3.5%
Fixed	Variable - Hedged (2)	564,508,822	51.4%	425,371,000	41.8%
Total		$1,098,316,817		$1,018,059,872

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

The interest rate paid on our variable rate debt financings are generally determined by the senior securities remarketing agent as the rate necessary to remarket any senior securities tendered by holders thereof for remarketing that week at a price of par. Interest on the senior securities is either taxable or tax-exempt to the holders based on the structure of the debt financing. The senior securities rate on debt financings structured as tax-exempt to the senior securities holders are typically correlated to tax-exempt municipal short-term securities indices, such as SIFMA. The senior securities rate on debt financings structured as taxable to the senior securities holders are typically correlated to taxable short-term securities indices, such as SOFR.

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling approximately $6.5 million and $5.6 million during the years ended December 31, 2024 and 2023, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of December 31, 2024. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps as of December 31, 2024 (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
2025	$334,078,298
2026	300,528,466
2027	217,943,332
2028	155,697,132
2029	119,142,299
2030	19,392,800
2031	11,799,667
2032	9,583,000
2033	6,577,667
2034	2,537,500

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement with the lender based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had posted approximately $6.2 million of net cash collateral with Mizuho during the year ended December 31, 2024 due primarily to declines in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally rising market interest rates. We satisfied all collateral calls using unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps generally change inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

The 2024 PFA Securitization Transaction is secured by the cash flows on the senior custodial receipts associated with the 2024 PFA Securitization Bonds. The holders of the Affordable Housing Multifamily Certificates associated with the 2024 PFA Securitization Transaction are entitled to interest at a fixed rate of 4.10% per annum, payable monthly, and all principal payments from the 2024 PFA Securitization Bonds until the stated amount of the Affordable Housing Multifamily Certificates is reduced to zero, which will be no later than September 2039. The Partnership will also pay credit enhancement, servicing, and trustee fees related to the 2024 PFA Securitization Transaction totaling 0.80% per annum. The 2024 PFA Securitization Transaction is non-recourse to the Partnership, does not require mark-to-market collateral posting, and has a term that matches the term of the underlying MRBs.

Our TEBS Residual Financing is secured by the cash flows from the residual certificates of our TEBS Financings and residual custodial receipts associated with the 2024 PFA Securitization Bonds. Interest due on the TEBS Residual Financing is at a fixed rate of 7.125% per annum and will be paid from receipts related to the TEBS Financing residual certificates. Future receipts of principal related to the TEBS Financing residual certificates will be used to pay down the principal of the TEBS Residual Financing. The TEBS Residual Financing is non-recourse financing to the Partnership and is not subject to mark-to-market collateral posting.

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

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of December 31, 2024:

	Secured Lines of Credit	Debt Financing	Mortgage Payable	Total
2025	$68,852,000	$352,103,969	$1,664,347	$422,620,316
2026	-	203,721,434	-	203,721,434
2027	-	194,545,705	-	194,545,705
2028	-	5,948,361	-	5,948,361
2029	-	10,606,159	-	10,606,159
Thereafter	-	331,391,189	-	331,391,189
Total	$68,852,000	$1,098,316,817	$1,664,347	$1,168,833,164

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

On December 16, 2024, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.37 per BUC to unitholders of record on December 31, 2024 and payable on January 31, 2025.

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

Cash Flows

In 2024, we used cash of $16.4 million, which was the net result of $18.0 million provided by operating activities, $105.2 million used in investing activities, and $70.8 million provided by financing activities.

Cash provided by operating activities totaled $18.0 million in 2024 compared to $24.9 million generated in 2023. The change was due to the following factors:

•
A decrease of $32.7 million in net income, offset by the $22.6 million adjustment for the gain on sale of unconsolidated entities and $10.3 million adjustment for the gain on sale of real estate assets in 2023 that are considered cash from investing activities;
•
A decrease of $4.8 million related to an increase in the unrealized gain on interest rate derivatives;
•
A decrease of $2.2 million related to the adjustment for the gain on sale of mortgage revenue bond that is considered cash from investing activities;
•
A decrease of $2.0 million of cash related to changes in the Partnership's net operating assets and liabilities;
•
A decrease of $1.5 million related to a reduction in depreciation and amortization expense;
•
A decrease of $1.0 million related to the amortization of bond premium, discount and origination fees;
•
A decrease of $808,000 related to the amortization of deferred financing costs;
•
An increase of $2.1 million related to changes in the losses from investments in unconsolidated entities;

•
An increase of $1.8 million related to changes in the preferred return receivable from unconsolidated entities;
•
A total increase of $1.3 million in non-cash provisions for credit loss and loan loss.

Cash used in investing activities totaled $105.2 million in 2024, as compared to cash generated of $53.6 million in 2023. The change between periods was primarily due to the following factors:

•
A net decrease of $79.3 million of cash due to higher advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A net decrease of $99.2 million of cash due to overall lower paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A decrease of $43.9 million of cash due to less proceeds from the sale of investments in unconsolidated entities;
•
A decrease of $40.0 million of cash due to proceeds for the sale of the Suites on Paseo MF Property in December 2023;
•
A decrease of $5.5 million of cash due to greater contributions to unconsolidated entities; and
•
An increase of $108.8 million of cash due to proceeds from the sale of MRBs.

Cash provided by financing activities totaled $70.8 million in 2024, as compared to cash used of $123.4 million in 2023. The change between periods was primarily due to the following factors:

•
A net increase of $123.7 million of cash due to greater proceeds from debt financing;
•
A net increase of $57.6 million of cash due to an increase in borrowing on the secured lines of credit;
•
An increase of $20.0 million of cash related to lower redemptions of Preferred Units;
•
An increase of $5.0 million of cash due to lower distributions paid
•
An increase of $1.5 million in net cash proceeds from the sale of BUCs; and
•
A decrease of $13.0 million of cash related to less proceeds from the issuance of Preferred Units.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers. The Board of Managers retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2024, our overall Leverage Ratio was approximately 75%.

Off Balance Sheet Arrangements

As of December 31, 2024 and 2023, we held MRB, GIL, taxable MRB, taxable GIL, and certain property loan investments that are secured by affordable multifamily and seniors housing properties, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of December 31, 2024, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our consolidated financial statements.

We have entered into various financial commitments and guaranties. For additional discussions related to commitments and guaranties, see Note 16 to the consolidated financial statements.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties, other than those disclosed in Note 20 to the consolidated financial statements.

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 2 and 21 to the Partnership’s consolidated financial statements, which are incorporated by reference. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We consider the following to be our critical accounting estimates because they involve our judgments, assumptions and estimates that significantly affect the Partnership’s consolidated financial statements. If these estimates differ significantly from actual results, the impact on the Partnership’s consolidated financial statements may be material.

Fair Value of Mortgage Revenue Bonds

The fair value of the Partnership’s investments in MRBs as of December 31, 2024 and 2023, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The Partnership evaluates pricing data received from the third-party pricing services by evaluating consistency with information from either the third-party pricing services or public sources. The fair value estimates of the MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing services and the Partnership. Though the valuation model for MRBs and taxable MRBs is based on commonly used market pricing methods, the overall effective yield for each MRB used to discount contractual cash flows to estimate a fair value can be significantly impacted by the yield adjustment applied for each input to the valuation model. The most significant inputs to the MRB and taxable MRB valuation model are the base market interest rate curves (Municipal Market Data Tax-Exempt and Taxable Multifamily rate curves) and adjustments for privately placed securities.

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

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted ASU 2016-13, Financial Instruments-Credit Losses, and subsequent related amendments, which replaced the incurred loss methodology with an expected loss model known as the CECL model, and the addition of certain enhanced disclosures.

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership estimates allowances for credit losses for its GILs, taxable GILs, property loans and related non-cancelable funding commitments using a WARM method loss-rate model, combined with qualitative factors that are sensitive to changes in forecasted economic conditions. The Partnership applies qualitative factors related to risk factors and changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Partnership’s best estimate of current expected credit losses. The WARM method pools assets sharing similar characteristics and utilizes a historical annual charge-off rate which is applied to the outstanding asset balances over the remaining weighted average life of the pool, adjusted for certain qualitative factors to estimate expected credit losses. As such, the Partnership uses historical annual charge-off data for similar assets from publicly available loan data through the FFIEC. The selection and evaluation of FFEIC data is subjective and requires judgment in determining whether the underlying data is sufficiently similar to our investments in nature and overall risk. The Partnership adjusts for current conditions and the impact of qualitative forecasts that are reasonable and supportable. The Partnership assesses qualitative adjustments related to, but not limited to, credit quality changes in the asset portfolio, general economic conditions, changes in the affordable multifamily real estate markets, changes in lending policies and underwriting, and underlying collateral values. The population of qualitative factors and the weighting of such factors in the WARM model are highly subjective and require the use of judgment.

The Partnership has minimal loss history with GILs, taxable GILs, and property loans to date and, in fact, has yet to realize any losses on its GILs, taxable GILs, and construction-related property loans. As of December 31, 2024, the Partnership has successfully converted seven of its GIL investments to permanent financing and received all principal and accrued interest in full, including property loans and taxable GIL amounts associated with the secured properties. However, the Partnership may realize losses on its existing investments, related contractual funding commitments, and future investment commitments.

The Partnership’s allowance for credit losses associated with its held-to-maturity debt securities as of December 31, 2024 and 2023 was approximately $3.2 million and $4.1 million, respectively.

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

The recognition of impairments, provisions for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, specifically relating to fair value estimates (discussed previously), projections of future cash flows, and present value factors applied in the analysis. The Partnership periodically reviews any previously impaired MRBs for indications of a recovery of value, which is subject to the same judgments as the original impairment analyses. For MRB impairment recoveries identified prior to the adoption of the CECL model, the Partnership will accrete the recovery of prior credit losses into investment income over the remaining term of the MRB.

The Partnership’s allowance for credit losses associated with its available-for-sale debt securities as of December 31, 2024 and 2023 was approximately $4.1 million and $9.9 million, respectively.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to the Partnership’s consolidated financial statements which is incorporated by reference.

Community Investments

The Partnership has invested and intends to invest in assets which are and will be purchased in order to support underlying community development activities targeted to low- and moderate-income individuals, such as affordable housing, small business lending, and job creating activities in areas of the United States. These investments may be eligible for regulatory credit under the CRA and available for allocation to holders of our Preferred Units (see Note 17 to Partnership's consolidated financial statements).

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of February 19, 2025:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford	$43,000,000	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Lutheran Gardens Apartments	10,352,000	2/1/2025	2347 E. El Segundo Boulevard	Compton	Los Angeles	CA	90222
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,500,000	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	54,846,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	26,250,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	41,250,000	4/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	56,000,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	69,150,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	41,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Wellspring Apartments	3,900,000	9/1/2039	1500 East Anaheim Street	Long Beach	Los Angeles	CA	90813
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
MaryAlice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Legacy Commons at Signal Hills	34,620,000	8/1/2025	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Jackson Manor Apartments	4,828,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
The Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
The Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Heritage Square Apartments	11,185,000	9/1/2051	515 S. Sugar Rd	Edinburg	Hidalgo	TX	78539
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Sandy Creek Apartments	12,688,246	9/1/2026	1828 Sandy Point Road	Bryan	Brazos	TX	77807
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
Aventine Apartments	9,500,000	6/1/2031	211 112th Ave	Bellevue	King	WA	98004
	$1,030,688,312
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of December 31, 2024 are related to interest rate risk, credit risk, and valuation risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans, our debt financing, and mortgage payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The current interest rate environment, the recent inflationary environment, and the risk of a potential recession have contributed to heightened market risk.

Interest Rate Risk

The Federal Reserve reduced the federal funds rate by 50 basis points in September 2024, which was the first reduction in the federal funds rate since the Federal Reserve began raising interest rates in March 2022 to combat inflation. The Federal Reserve also reduced the federal funds rate by 25 basis points in both November and December 2024, but left rates unchanged in January 2025, resulting in the current target range for the federal funds rate being 4.25-4.50%. The Federal Reserve continues to evaluate economic data in assessing whether to make further changes to the federal funds rate, which in turn, influences market expectations for current and future interest rate levels. Changes in short-term interest rates will generally result in similar changes in the interest cost associated with our variable debt financing arrangements, though such changes are expected to be offset by changes in net receipts on our interest rate swap portfolio.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of December 31, 2024:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$4,133,337	$2,066,668	$(2,066,668)	$(4,133,337)	$(8,266,674)
Other Financings & Derivatives	(2,636,771)	(1,318,386)	1,318,386	2,636,771	5,273,543
Variable Rate Investments	(269,194)	(134,597)	134,597	269,194	538,388
Net Interest Income Impact	$1,227,372	$613,685	$(613,685)	$(1,227,372)	$(2,454,743)

Per BUC Impact (1)	$0.053	$0.026	$(0.026)	$(0.053)	$(0.106)
(1)
The net interest income impact per BUC calculated based on 23,171,226 BUCs outstanding as of December 31, 2024.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized gains (losses) on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of December 31, 2024, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to finance the acquisition of many of our fixed income assets. Approximately 67% of our leverage bears interest at short term variable interest rates. Our remaining 33% of leverage has fixed interest rates. Of those assets funded with short-term variable rate debt facilities, approximately 21% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short-term interest rates having a minimal impact on our net interest income.

For those fixed rate assets where we have variable rate financing, hedging instruments such as interest rate caps and interest rate swaps have been utilized to hedge some, but not all, of the potential increases in our funding cost that would result from higher short-term interest rates. In some cases, these positions have been hedged to their expected maturity date. In others, a shorter-term hedge has been executed due to uncertainty regarding the time period over which the individual fixed rate asset might be outstanding.

For information on our debt financing and interest rate derivatives see Notes 13 and 15, respectively.

Credit Risk

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by multifamily residential, seniors housing and skilled nursing properties. The MRB and GIL investments are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities or any issuer. In addition, the MRB, GIL, and the associated property loan investments are non-recourse obligations of the property owner. As a result, the primary sources of principal and interest payments on our MRB, GIL, and the property loan investments are the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GIL and construction financing property loan investments have full-to-limited guaranties of construction completion and payment of principal and accrued interest on the GIL and property loan investments, so we may have additional recourse options for these investments. Similarly, we typically require affiliates of the borrowers of our MRB investments to provide full-to-limited guaranties during the construction period, if applicable.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB, GIL or property loan investments, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, single-family rentals, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, insurance availability and cost, real estate and other taxes, labor issues, and natural disasters can affect the economic operations of a multifamily residential property. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of AMI. Increases in AMI are not necessarily correlated to inflationary increases in property operating expenses. A significant mismatch between AMI growth and increased property operating expenses could negatively impact net operating cash flows available to pay debt service. If AMI declines on a year-over-year basis, rents could need to be reduced.

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

	December 31, 2024	December 31, 2023
California	30%	25%
Texas	25%	32%
South Carolina	18%	21%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 55 basis points across the curve during 2024. The 10 year and 30 year United States Treasury yield increased 70 and 75 basis points, respectively, during 2024. The 5 year and 10 year SOFR swap rate increased 51 and 60 basis points, respectively, during 2024. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of December 31, 2024:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$1,026,484	3.7%	- 8.4%	4.1%	-9.2%	$23,145

Real Estate Valuation Risk

Our JV Equity Investments fund the construction, stabilization and sale of market-rate multifamily real estate. The realizable property values for such investments are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by market cap rates, the operating results of the property, local market conditions and competition, and interest rates on mortgage financing. We have noticed market cap rates are trending upward due to, though not limited to, the current economic environment and increasing interest rates. We have also noted that rental rates may be decreasing in certain markets, which would lower property operating results leading to a reduction in property valuations. Operating results of real estate properties may be affected by many factors, such as the number of tenants, the rental and fee rates, insurance availability and cost, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions. In addition, all outstanding financing directly secured by such real estate properties must be repaid upon sale. Lower sales proceeds may prevent us from collecting our accrued preferred return or the return of our original investment equity, which would result in realized losses on our investments.

Reinvestment Risk

MRB investments may have optional call features that may be exercised by either the borrower or the Partnership that are earlier than the contractual maturity. These optional call features may be at either par or premiums to par. In addition, our GIL and most property loan investments are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment asset or for other reasons. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new investment assets. New MRB, GIL and property loan investment opportunities may not generate the same returns as our current investments such that our reported operating results may decline over time. In addition, elevated interest rates and construction costs could limit the ability of developers to initiate new projects for us to finance with MRB, GIL, and property loan investments.

Similarly, we are subject to reinvestment risk on the return of capital from sales of JV Equity Investments. Our strategy involves making JV Equity Investments for the development, stabilization and sale of market-rate multifamily rental properties. Our initial equity contributions are returned upon sale of the underlying properties, at which time we will look to reinvest the capital into new JV Equity Investments or other investments. Fewer new investment opportunities may result from negative changes in various economic factors and those new investments that we do make may not generate the same returns as our prior investments due to factors including, but not limited to, increasing competition in the development of market-rate multifamily rental properties, elevated interest rates on construction loans and increasing construction costs. We have observed declining availability of credit and tighter credit underwriting standards for certain banks that provide construction financing for our JV Equity Investments, which may result in lower loan proceeds and higher rates on construction loans in the near-term such that new investment profitability is negatively impacted or more difficult to originate. Lower returns on new investment opportunities will result in declining operating results over time.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Greystone AF Manager LLC and Partners of Greystone Housing

Impact Investors LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Greystone Housing Impact Investors LP and its subsidiaries (the "Partnership") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of partners' capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Level 3 Mortgage Revenue Bonds

As described in Notes 4, 9, and 21 to the consolidated financial statements, the estimated fair value of the Partnership’s Level 3 investments in mortgage revenue bonds and taxable mortgage revenue bonds (collectively referred to as “Mortgage Revenue Bonds”, or “MRBs”) is $1,053.2 million as of December 31, 2024. Management estimates the fair value of MRBs based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for the MRBs, and price quotes for the MRBs are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each MRB. The MRB fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the level 3 MRBs, including controls over the model, significant assumptions, and underlying data. These procedures also included, among others (i) testing the completeness and accuracy of data provided by management; and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent range of fair value estimates and (b) comparing the independent range of fair value estimates to management’s estimate. Developing the independent range of fair value estimates involved developing a range of independent effective yields based on the applicable underlying characteristics of each MRB.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 20, 2025

We have served as the Partnership’s auditor since 2016.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$14,703,198	$37,918,237
Restricted cash	16,602,473	9,815,909
Interest receivable, net	7,446,307	8,265,901
Mortgage revenue bonds, at fair value (Note 4)	1,026,483,796	930,675,295
Governmental issuer loans
Governmental issuer loans (Note 5)	226,202,222	222,947,300
Allowance for credit losses (Note 10)	(1,038,000)	(1,294,000)
Governmental issuer loans, net	225,164,222	221,653,300
Property loans
Property loans (Note 6)	57,064,611	122,556,204
Allowance for credit losses (Note 10)	(1,930,000)	(2,048,000)
Property loans, net	55,134,611	120,508,204
Investments in unconsolidated entities (Note 7)	179,409,869	136,653,246
Real estate assets, net (Note 8)	4,906,264	4,716,140
Other assets (Note 9)	49,849,420	43,194,470
Total Assets (1)	$1,579,700,160	$1,513,400,702

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$23,480,768	$22,958,088
Distribution payable	8,996,978	8,584,292
Secured lines of credit (Note 12)	68,852,000	33,400,000
Debt financing, net (Note 13)	1,093,273,157	1,015,030,066
Mortgages payable, net (Note 14)	1,664,347	1,690,000
Total Liabilities (1)	1,196,267,250	1,081,662,446

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $77.5 and $82.5 million redemption value, 7.8 million and 8.3 million issued and outstanding, respectively (Note 17)	77,406,144	82,431,548

Partnersʼ Capital:
General Partner (Note 1)	98,621	543,977
Beneficial Unit Certificates (Note 1)	305,928,145	348,762,731
Total Partnersʼ Capital	306,026,766	349,306,708
Total Liabilities and Partnersʼ Capital	$1,579,700,160	$1,513,400,702
(1)
The consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $1,332,121,374 and $1,247,819,817 as of December 31, 2024 and 2023, respectively. The consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $370,876,249 and $374,992,803 as of December 31, 2024 and 2023, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024		2023		2022
Revenues:
Investment income	$80,976,706		$82,266,198		$61,342,533
Other interest income	9,509,307		17,756,044		11,875,538
Property revenues	-		4,567,506		7,855,506
Other income	785,386		310,916		-
Total revenues	91,271,399		104,900,664		81,073,577
Expenses:
Real estate operating (exclusive of items shown below)	-		2,663,868		4,738,160
Provision for credit losses (Note 10)	(1,036,308)		(2,347,000)		-
Depreciation and amortization	23,867		1,537,448		2,717,415
Interest expense	60,032,007		69,066,763		43,559,873
Net result from derivative transactions (Note 15)	(8,495,426)		(7,371,584)		(13,095,422)
General and administrative	19,652,622		20,399,489		17,447,864
Total expenses	70,176,762		83,948,984		55,367,890
Other income:
Gain on sale of real estate assets	63,739		10,363,363		-
Gain on sale of mortgage revenue bond	2,220,254		-		-
Gain on sale of investments in unconsolidated entities	117,844		22,725,398		39,805,285
Earnings (losses) from investments in unconsolidated entities	(2,140,694)		(17,879)		-
Income before income taxes	21,355,780		54,022,562		65,510,972
Income tax expense (benefit)	32,447		10,866		(51,194)
Net income	21,323,333		54,011,696		65,562,166
Redeemable Preferred Unit distributions and accretion	(2,991,671)		(2,868,578)		(2,866,625)
Net income available to Partners	$18,331,662		$51,143,118		$62,695,541

Net income available to Partners allocated to:
General Partner	$479,602		$3,589,447		$3,471,267
Limited Partners - BUCs	17,587,205		47,209,260		58,945,102
Limited Partners - Restricted units	264,855		344,411		279,172
	$18,331,662		$51,143,118		$62,695,541
BUC holders' interest in net income per BUC, basic and diluted	$0.76	*	$2.06	**	$2.58	***
Weighted average number of BUCs outstanding, basic	23,071,141	*	22,929,966	**	22,870,294	***
Weighted average number of BUCs outstanding, diluted	23,071,141	*	22,929,966	**	22,870,294	***

* The amounts indicated in the Consolidated Statements of Operations have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

** The amounts indicated in the Consolidated Statements of Operations have been adjusted to reflect the 2023 BUCs Distributions, and the First Quarter 2024 BUCs Distribution on a retroactive basis.

*** The amounts indicated in the Consolidated Statements of Operations have been adjusted to reflect the BUCs Distributions on a retroactive basis.

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$21,323,333	$54,011,696	$65,562,166
Reclassification of gain on sale of mortgage revenue bond to net income	(2,220,254)	-	-
Unrealized gains (losses) on securities	(27,262,557)	15,757,801	(69,426,546)
Unrealized gains (losses) on bond purchase commitments	(197,788)	98,859	(865,475)
Comprehensive income (loss)	$(8,357,266)	$69,868,356	$(4,729,855)

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	General Partner	# of BUCs - Restricted and Unrestricted		BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$765,550	22,941,752	*	$371,646,477	$372,412,027	$114,040,260
Distributions paid or accrued ($1.680 per BUC):*
Regular distribution	(21,277)	-		(2,106,457)	(2,127,734)	-
Distribution of Tier 2 income (Note 23)	(3,242,365)	-		(9,727,094)	(12,969,459)	-
Distribution of Tier 3 income (Note 23)	-	-		(26,835,826)	(26,835,826)	-
Cash paid in lieu of fractional BUCs	-	-		(2,506)	(2,506)	-
Net income allocable to Partners	3,471,267	-		59,224,274	62,695,541	-
Rounding of BUCs upon Reverse Unit Split		1,177	*
Restricted units awarded	-	96,321	*	-	-	-
Restricted units forfeited		(5,437)	*
Restricted unit compensation expense	15,316	-		1,516,306	1,531,622	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(22,296)	*	(456,127)	(456,127)	-
Unrealized losses on securities	(694,265)	-		(68,732,281)	(69,426,546)	(69,426,546)
Unrealized gains on bond purchase commitments	(8,655)	-		(856,820)	(865,475)	(865,475)
Balance as of December 31, 2022	$285,571	23,011,517	*	$323,669,946	$323,955,517	$43,748,239
Cumulative effect of accounting change (Note 2)	(59,490)	-		(5,889,510)	(5,949,000)	-
Distributions paid or accrued ($1.46 per BUC):**
Regular distribution	(202,107)	-		(20,008,590)	(20,210,697)	-
Distribution of Tier 2 income (Note 23)	(3,248,148)	-		(9,744,443)	(12,992,591)	-
Distribution of Tier 3 income (Note 23)	-	-		(4,020,578)	(4,020,578)	-
Cash paid in lieu of fractional BUCs	-	-		(6,202)	(6,202)	-
Net income allocable to Partners	3,589,447	-		47,553,671	51,143,118	-
Rounding of BUCs related to BUCs Distributions	-	(377)	**	-	-	-
Restricted units awarded	-	105,274	**	-	-	-
Restricted unit compensation expense	20,137	-		1,993,599	2,013,736	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(28,146)	**	(483,255)	(483,255)	-
Unrealized gains on securities	157,578	-		15,600,223	15,757,801	15,757,801
Unrealized losses on bond purchase commitments	989	-		97,870	98,859	98,859
Balance as of December 31, 2023	$543,977	23,088,268	**	$348,762,731	$349,306,708	$59,604,899
Distributions paid or accrued ($1.478 per BUC):***
Regular distribution	(337,209)	-		(33,383,727)	(33,720,936)	-
Distribution of Tier 2 income (Note 23)	(309,858)	-		(929,573)	(1,239,431)	-
Distribution of Tier 3 income (Note 23)	-	-		(117,844)	(117,844)	-
Cash paid in lieu of fractional BUCs	-	-		(3,468)	(3,468)	-
Net income allocable to Partners	479,602	-		17,852,060	18,331,662	-
Rounding of BUCs related to BUCs Distributions	-	(209)	***	-	-	-
Sale of BUCs, net of issuance costs	-	92,802	***	1,493,952	1,493,952	-
Restricted units awarded	-	109,581	***	-	-	-
Restricted unit compensation expense	18,916	-		1,872,717	1,891,633	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(19,757)		(234,911)	(234,911)	-
Unrealized losses on securities	(272,626)	-		(26,989,931)	(27,262,557)	(27,262,557)
Unrealized losses on bond purchase commitments	(1,978)	-		(195,810)	(197,788)	(197,788)
Reclassification of gain on sale of mortgage revenue bond to net income	(22,203)	-		(2,198,051)	(2,220,254)	(2,220,254)
Balance as of December 31, 2024	98,621	23,270,685	***	305,928,145	306,026,766	29,924,300

* The amounts indicated in the Consolidated Statements of Partners' Capital have been adjusted to reflect the BUCs Distributions on a retroactive basis.

** The amounts indicated in the Consolidated Statements of Partners' Capital have been adjusted to reflect the 2023 BUCs Distributions, and the First Quarter 2024 BUCs Distribution on a retroactive basis.

*** The amounts indicated in the Consolidated Statements of Partners' Capital have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$21,323,333	$54,011,696	$65,562,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,867	1,537,448	2,717,415
Amortization of deferred financing costs	1,653,805	2,461,713	2,537,186
Gain on sale of investments in unconsolidated entities	(117,844)	(22,725,398)	(39,805,285)
(Earnings) losses from investments in unconsolidated entities	2,140,694	17,879	-
Gain on sale of real estate assets	(63,739)	(10,363,363)	-
Gain on sale of mortgage revenue bonds	(2,220,254)	-	-
Provision for credit losses	(1,036,308)	(2,347,000)	-
Recovery of prior credit loss	(69,000)	(68,812)	(57,124)
(Gains) losses on derivative instruments, net of cash paid	(1,822,085)	2,981,469	(7,187,020)
Restricted unit compensation expense	1,891,633	2,013,736	1,531,622
Bond premium, discount and acquisition fee amortization	(1,229,054)	(212,071)	(1,880,983)
Debt premium amortization	(40,456)	(40,556)	(40,591)
Deferred income tax expense (benefit) & income tax payable/receivable	110,716	10,041	(120,923)
Change in preferred return receivable from unconsolidated entities, net	(4,668,588)	(6,452,903)	(2,404,641)
Accrued interest added to property loan principal	-	-	(635,226)
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	819,594	2,447,913	(2,316,182)
(Increase) decrease in other assets	492,341	777,209	(356,241)
Increase in accounts payable, accrued expenses and other liabilities	805,522	887,758	3,583,565
Net cash provided by operating activities	17,994,177	24,936,759	21,127,738
Cash flows from investing activities:
Advances on mortgage revenue bonds	(259,657,385)	(141,135,222)	(182,726,187)
Advances on taxable mortgage revenue bonds	(17,527,000)	(13,319,875)	(13,669,857)
Advances on governmental issuer loans	(51,342,328)	(67,352,488)	(115,462,985)
Advances on taxable governmental issuer loans	(11,157,672)	(5,573,000)	(7,000,000)
Advances on property loans	(15,568,741)	(48,564,543)	(131,118,766)
Contributions to unconsolidated entities	(40,228,729)	(34,747,495)	(34,036,247)
Capital expenditures	-	(798,141)	(1,808,416)
Proceeds from sale of land held for development	-	441,714	-
Proceeds from sale of the Suites on Paseo MF Property	63,739	40,023,137	-
Proceeds from sale of mortgage revenue bonds	108,841,836	-	-
Proceeds from sale of investments in unconsolidated entities	117,844	44,042,573	66,786,694
Return of investments in unconsolidated entities	-	-	1,462,160
Principal payments received on mortgage revenue bonds	29,025,145	27,286,523	109,034,876
Principal payments received on governmental issuer loans	48,087,406	144,635,623	-
Principal payments received on taxable mortgage revenue bonds	12,512,661	7,011,575	10,583
Principal payments received on taxable governmental issuer loans	10,573,000	-	-
Principal payments received on property loans	81,060,334	101,613,050	30,332,123
Costs incurred on sale of The 50/50 MF Property	-	-	(403,625)
Net cash provided by (used in) investing activities	(105,199,890)	53,563,431	(278,599,647)
Cash flows from financing activities:
Distributions paid	(37,521,735)	(42,479,453)	(46,628,307)
Proceeds from the sale of BUCs	1,532,484	-
Payment of offering costs related to the sale of BUCs	(30,662)	-
Payment of tax withholding related to restricted unit awards	(234,911)	(483,255)	(456,127)
Proceeds from debt financing	344,740,097	331,772,000	643,402,000
Principal payments on debt financing	(264,483,152)	(375,218,521)	(404,666,949)
Principal borrowing on mortgages payable	-	25,000,000	-
Principal payments on mortgages payable	(25,653)	(25,000,000)	(906,481)
Principal borrowing on secured lines of credit	138,727,000	136,100,000	137,742,000
Principal payments on secured lines of credit	(103,275,000)	(158,200,000)	(127,956,000)
Decrease in security deposit liability related to restricted cash	-	(51,393)	(148,851)
Proceeds upon issuance of Redeemable Preferred Units	5,000,000	18,000,000	-
Payment upon redemption of Redeemable Preferred Units	(10,000,000)	(30,000,000)	-
Proceeds upon exchange of Redeemable Preferred Units	-	-	20,000,000
Payment upon exchange of Redeemable Preferred Units	-	-	(20,000,000)
Debt financing and other deferred costs paid	(3,651,230)	(2,842,678)	(2,204,590)
Net cash provided by (used in) financing activities	70,777,238	(123,403,300)	198,176,695
Net decrease in cash, cash equivalents and restricted cash	(16,428,475)	(44,903,110)	(59,295,214)
Cash, cash equivalents and restricted cash at beginning of period	47,734,146	92,637,256	151,932,470
Cash, cash equivalents and restricted cash at end of period	$31,305,671	$47,734,146	$92,637,256

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,111,065	$55,981,857	$32,262,815
Cash paid during the period for income taxes	8,841	-	69,729
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,996,978	$8,584,292	$10,899,677
Distributions declared but not paid for Preferred Units	735,938	618,750	708,750
Exchange of Redeemable Preferred Units	17,500,000	7,000,000	10,000,000
Deferred financing costs financed through accounts payable	51,926	95,149	117,400
Capital expenditures financed through accounts payable	190,124	-	565,614
Non-cash contribution to unconsolidated entity	-	997,062	-
Net real estate, operating assets and operating liabilities of The 50/50 MF Property sold for noncash consideration	-	-	22,435,371
Property loan received as consideration for sale of The 50/50 MF Property	-	-	4,803,620
Mortgages payable assumed by the buyer of The 50/50 MF Property	-	-	24,228,373
Deferred gain liability recorded upon sale of The 50/50 MF Property	-	-	6,596,622

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$14,703,198	$37,918,237	$51,188,416
Restricted cash	16,602,473	9,815,909	41,448,840
Total cash, cash equivalents and restricted cash	$31,305,671	$47,734,146	$92,637,256

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

1. Basis of Presentation

The Partnership was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act primarily for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of MRBs that have been issued to provide construction and/or permanent financing for affordable multifamily and student housing residential properties and commercial properties. The Partnership has also invested in GILs, which, similar to MRBs, provide financing for affordable multifamily properties. The Partnership expects and believes the interest earned on these MRBs and GILs is excludable from gross income for federal income tax purposes. The Partnership may also invest in other types of securities, including taxable MRBs and taxable GILs secured by real estate and may make property loans to multifamily residential properties which may or may not be financed by MRBs or GILs held by the Partnership and may or may not be secured by real estate.

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

2. Summary of Significant Accounting Policies

Consolidation

The “Partnership,” as used herein, includes Greystone Housing Impact Investors LP, its consolidated subsidiaries and consolidated variable interest entities (Note 3). All intercompany transactions are eliminated. The consolidated subsidiaries of the Partnership for the periods presented consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M24 TEBS Financing with Freddie Mac.
•
ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M31 TEBS Financing with Freddie Mac, and subsequently, to facilitate the 2024 PFA Securitization Transaction;
•
ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M33 TEBS Financing with Freddie Mac;
•
ATAX TEBS IV, LLC, a special purpose entity owned and controlled by the Partnership, created to hold MRBs to facilitate the M45 TEBS Financing with Freddie Mac;
•
ATAX TEBS Holdings, LLC, a wholly owned subsidiary of the Partnership, which had issued Secured Notes to Mizuho;
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
•
GHI-BIO AC Debt JV MM, LLC, a wholly owned subsidiary of the Partnership, which will manage and is committed to provide capital to the Construction Lending JV;
•
Greens Hold Co, a wholly owned corporation, which owns certain property loans, land held for development, and previously owned 100% of The 50/50 MF Property, a prior real estate asset; and
•
Lindo Paseo LLC, a wholly owned limited liability company, which previously owned 100% of the Suites on Paseo MF Property.

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

Risks and Uncertainties

The Federal Reserve reduced the federal funds rate by 50 basis points in September 2024, which was the first reduction in the federal funds rate since the Federal Reserve began raising interest rates in March 2022 to combat inflation. The Federal Reserve also reduced the federal funds rate by 25 basis points in both November and December 2024, but left rates unchanged in January 2025, resulting in the current target range for the federal funds rate being 4.25-4.50%. In addition, geopolitical conflicts continue to impact the general global economic environment. These factors have maintained volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, which may result in collateral posting requirements under our debt financing arrangements. In addition, changes in short-term interest rates will directly impact the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The aggregate effects of the recent inflationary environment experienced in the United States and any resurgence in inflation may continue to adversely impact operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Continuing elevated levels of general and administrative expenses of the Partnership may adversely affect the Partnership’s operating results, including a reduction in net income.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid securities and investments in securities with maturities of three months or less when purchased.

Concentration of Credit Risk

The Partnership maintains the majority of its unrestricted cash balances at three financial institutions. The balances insured by the Federal Deposit Insurance Corporation are equal to $250,000 at each institution. At various times the cash balances have exceeded the $250,000 limit. The Partnership may from time to time invest in short-term investment grade securities and certificates of deposit with original maturities of 90 days or less. The Partnership is exposed to risk on its short-term investments in the event of non-performance by counterparties, though such risk is minimal and the Partnership does not anticipate any non-performance.

Restricted Cash

Restricted cash is legally restricted as to its use. The Partnership has been required to maintain, at times, restricted cash collateral related to one secured line of credit (Note 12), total return swap transaction (Note 15), mark-to-market provisions in the ISDA master agreement with Mizuho (Note 13), certain balances for the TEBS Financing facilities (Note 13), resident security deposits, and various escrowed funds. Restricted cash is presented with cash and cash equivalents in the consolidated statements of cash flows.

Investments in Mortgage Revenue Bonds and Taxable Mortgage Revenue Bonds

The Partnership accounts for its investments in MRBs and taxable MRBs under the accounting guidance for certain investments in debt and equity securities. The Partnership’s investments in these instruments are classified as available-for-sale debt securities and are reported at estimated fair value. The net unrealized gains or losses on these investments are reflected on the Partnership’s consolidated statements of comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to Unitholders, or the characterization of the interest income. See Note 21 for a description of the Partnership’s methodology for estimating the fair value of MRBs and taxable MRBs. The Partnership reports interest receivables for MRBs and taxable MRBs separately from the reported fair value within “Interest receivable, net” on the consolidated balance sheets.

Investments in Governmental Issuer Loans and Taxable Governmental Issuer Loans

The Partnership accounts for its investment in GILs and taxable GILs under the accounting guidance for certain investments in debt and equity securities. The Partnership’s investments in these instruments are classified as held-to-maturity debt securities and are reported at amortized cost, which is net of unamortized loan acquisition costs, discounts, and allowance for credit losses. The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an allowance for credit loss will be recognized or the outstanding balance will be written off. The Partnership reports interest receivables for GILs and taxable GILs separately from the amortized cost basis within “Interest receivable, net” on the consolidated balance sheets.

The GIL and Taxable GIL associated with Natchitoches Thomas Apartments are considered available-for-sale debt securities and are reported at fair value, with unrealized gains and loss reflected on the Partnership’s consolidated statements of comprehensive income. There are no unrealized gains or losses associated with these investments as of December 31, 2024.

Property Loans

The Partnership invests in property loans made to the owners of certain multifamily, student housing and skilled nursing properties, and one property loan associated with a master lease of essential healthcare support buildings to an investment grade rated non-profit healthcare system. The property loans are considered held-for-investment and are reported at amortized cost, which is net of unamortized loan acquisition costs, discounts, and allowance for credit losses. Some property loans have been made to multifamily properties that secure MRBs and GILs owned by the Partnership. The Partnership recognizes interest income on the property loans as earned and the interest income is reported within “Other interest income” on the Partnership’s consolidated statements of operations. Interest income is not recognized for property loans that are deemed to be in nonaccrual status. If collection of outstanding principal and interest receivable balances is not probable, the loan is placed on non-accrual status and either an allowance for credit loss will be recognized or the outstanding balance will be written off. Interest income is recognized upon the repayment of these property loans and accrued interest which is dependent largely on the cash flows or proceeds upon sale or refinancing of the related property. The Partnership reports interest receivables for property loans separately from the amortized cost basis within “Interest receivable, net” on the consolidated balance sheets.

One property loan, Sandoval Flats Apartments, is considered held-for-sale and reported at fair value with gains or losses reported within the Partnership’s consolidated statements of operations. There have been no such gains or losses reported as of December 31, 2024.

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

Investments in Unconsolidated Entities

The Partnership accounts for its investments in unconsolidated entities under the equity method of accounting. Through ATAX Vantage Holdings, LLC, ATAX Freestone Holdings, LLC, ATAX Senior Housing Holdings I, LLC, and ATAX Great Hill Holdings, LLC, the Partnership makes investments in non-controlling limited membership interests in entities formed to construct market-rate multifamily and seniors housing properties. Through GHI-BIO AC Debt JV MM, LLC, the Partnership has committed to provide capital to the Construction Lending JV formed to finance the construction and/or rehabilitation of affordable multifamily housing properties. The Partnership applies the equity method of accounting by initially recording these investments at cost, subsequently adjusted for accrued preferred returns, the Partnership’s proportionate share of earnings (losses) of the unconsolidated entities, cash contributions, and distributions.

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

The Partnership earns a preferred return on its investments in Vantage Properties that is guaranteed by an unrelated third-party, which is also an affiliate of the unconsolidated entities. The term of the third-party guaranty is from the initial investment through a date approximately five years after commencement of construction. The Partnership recognizes its preferred return based upon the guaranty provided by the unrelated third-party, the guarantor’s financial ability to perform under the guaranty, and the cash flows expected to be received from each Vantage Property. Preferred returns are reported within “Investment income” on the Partnership’s consolidated statements of operations.

The Partnership earns a preferred return on its investments in non-Vantage properties that is senior to the preferred return and return of capital of the other members of the unconsolidated entities. The Partnership recognizes its preferred return on each investment to the extent there is capital of the managing member of the unconsolidated entity to support the recognition of preferred return. Preferred returns are reported within “Investment income” on the Partnership’s consolidated statements of operations. In addition, the Partnership will recognize its proportionate share of earnings (losses) of the unconsolidated entities, when appropriate, and report within “Earnings (losses) from investments in unconsolidated entities” on the Partnership’s consolidated statements of operations. Earnings (losses) generally begin after completion of construction of each underlying property as all costs during the construction period are typically capitalized.

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted ASU 2016-13, Financial Instruments-Credit Losses, and subsequent related amendments to ASC 326, which is an expected loss model known as the CECL model. Prior to the adoption of the CECL, the Partnership applied an incurred loss methodology under prior GAAP. The allowance for credit losses is presented as a valuation reserve to the corresponding assets on the Partnership’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded commitments and financial guaranties are accounted for as separate liabilities and are included in “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets.

The adoption of the ASU 2016-13 required a cumulative-effect adjustment to Partners’ Capital upon adoption. Upon adoption on January 1, 2023, the Partnership recorded a cumulative effect of accounting change of approximately $5.9 million as a direct reduction to Partners’ Capital. Subsequent changes to the allowance for credit losses are recognized through “Provision for credit losses” on the Partnership’s consolidated statements of operations.

Held-to-Maturity Debt Securities, Held-for-Investment Loans and Related Unfunded Commitments

The Partnership estimates allowances for credit losses for its GILs, taxable GILs, property loans and related non-cancelable funding commitments using a WARM method loss-rate model, combined with qualitative factors that are sensitive to changes in forecasted economic conditions. The Partnership applies qualitative factors related to risk factors and changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Partnership’s best estimate of current expected credit losses. The WARM method pools assets sharing similar characteristics and utilizes a historical annual charge-off rate which is applied to the outstanding asset balances over the remaining weighted average life of the pool, adjusted for certain qualitative factors to estimate expected credit losses. The Partnership has minimal loss history with GILs, taxable GILs, and property loans to date and has had minimal historical credit losses to date. As such, the Partnership uses historical annual charge-off data for similar assets from publicly available loan data through the FFIEC. The Partnership adjusts for current conditions and the impact of qualitative forecasts that are reasonable and supportable. The Partnership assesses qualitative adjustments related to, but not limited to, credit quality changes in the asset portfolio, general economic conditions, changes in the affordable multifamily real estate markets, changes in lending policies and underwriting, and underlying collateral values.

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

The recognition of impairments, provisions for credit loss, and the potential impairment analysis are subject to a considerable degree of judgment, the results of which, when applied under different conditions or assumptions, could have a material impact on the Partnership's consolidated financial statements. If the Partnership experiences deterioration in the values of its MRB portfolio, the Partnership may incur impairments or provisions for credit losses that could negatively impact the Partnership’s financial condition, cash flows, and reported earnings. The Partnership periodically reviews any previously impaired MRBs for indications of a recovery of value. If a recovery of value is identified, the Partnership will report the recovery of prior credit losses through its allowance for credit losses as a provision for credit losses (recoveries). For MRB impairment recoveries identified prior to the adoption of the CECL model, the Partnership will accrete the recovery of prior credit losses into investment income over the remaining term of the MRB.

Accounting for TOB, Term TOB, TEBS Financings, the 2024 PFA Securitization Transaction, and TEBS Residual Financing Arrangements

The Partnership has evaluated the accounting guidance related to its TOBs, term TOB, TEBS Financings, the 2024 PFA Securitization Transaction, and TEBS Residual Financing, and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and therefore are accounted for as secured financing transactions. More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset. This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets. The financing agreements contain certain provisions that allow the Partnership to unilaterally cause the holder to return the securitized assets, other than through a cleanup call. Based on these terms, the Partnership has concluded that the Partnership has not transferred effective control over the transferred assets and, as such, the transactions do not meet the conditions to de-recognize the transferred assets.

In addition, the Partnership has evaluated the entities associated with the TOBs, term TOB, TEBS Financings, the 2024 PFA Securitization Transaction, and TEBS Residual Financing in accordance with guidance on consolidation of VIEs. See Note 3 for the consolidation analysis related to these secured financing arrangements. The Partnership is deemed to be the primary beneficiary of these securitization trusts and transactions and consolidates the assets, liabilities, income and expenses of the securitizations in the Partnership’s consolidated financial statements.

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

Income Taxes

No provision has been made for income taxes of the Partnership as it is a partnership for federal income tax purposes such that profits and losses are allocated to Unitholders, except for certain entities described below. The distributive share of income, deductions and credits is reported to Unitholders on IRS Schedule K-1. The Partnership pays franchise margin taxes on revenues in certain jurisdictions relating to property loans and investments in unconsolidated entities.

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

Deferred income tax expense or benefit is generally a function of temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), such as depreciation, amortization of financing costs, etc. and the utilization of tax NOLs. The Partnership values its deferred tax assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Partnership records a valuation allowance for deferred income tax assets if it believes all, or some portion, of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred income tax expense.

Investment Income from Investments in Mortgage Revenue Bonds and Governmental Issuer Loans

The interest income received by the Partnership from its MRBs and GILs is dependent upon the net cash flow or capitalized interest reserves of the underlying properties. Interest income on fully performing MRBs and GILs is recognized as it is earned. Current and past due interest income on MRBs and GILs not fully performing is recognized as it is received. The Partnership reinstates the accrual of interest once the MRB’s or GIL’s ability to perform is adequately demonstrated. Interest income related to MRBs and GILs is reported within “Investment Income” and interest income related to taxable MRBs and taxable GILs is reported within “Other interest income” on the Partnership’s consolidated statements of operations. As of December 31, 2024 and 2023, all of the Partnership’s MRBs and GILs were fully performing and current on all interest payments, with the exception of the Provision Center 2014-1 MRB as of December 31, 2023.

Premiums on callable MRB investments are amortized as a yield adjustment to the earliest call date. Discounts on MRB investments are amortized as a yield adjustment to the stated maturity date. Amortization of premiums and discounts is reported within “Investment income” on the Partnership’s consolidated statements of operations.

Bond acquisition costs are capitalized and amortized utilizing the effective interest method over the period to the stated maturity of the related MRB and taxable MRB investments. Bond acquisition costs are reported as an adjustment to the cost adjusted for paydowns and allowances of the related MRB in Note 4.

Derivative Instruments and Hedging Activities

The Partnership reports interest rate derivatives on its consolidated balance sheets at fair value. The Partnership’s derivative instruments are not designated as hedging instruments for GAAP purposes and changes in fair value are reported within “Net results from derivative transactions” on the Partnership’s consolidated statements of operations. The Partnership is exposed to loss upon defaults by its counterparties on its interest rate derivative agreements. The Partnership does not anticipate non-performance by any counterparty.

Redeemable Preferred Units

The Partnership has designated three series of Preferred Units consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Partnership has issued the Preferred Units representing limited partnership interests in the Partnership to various financial institutions. The Preferred Units are recorded as mezzanine equity due to the holders’ redemption option which, if and when the units become subject to redemption, is outside the Partnership’s control. The costs of issuing the Preferred Units have been netted against the carrying value of the Preferred Units and are amortized to the first redemption date.

Beneficial Unit Certificates

The Partnership has issued BUCs representing assigned limited partnership interests to investors. Costs related to the issuance of BUCs are recorded as a reduction to partners’ capital when issued.

The Partnership declared BUCs Distributions in the form of additional BUCs during the first quarter of 2024 and during the years ended December 31, 2023 and 2022. All fractional BUCs resulting from the BUCs Distributions received cash for such fraction based on the market value of the BUCs on the record date. The BUCs Distributions have been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s consolidated financial statements.

Restricted Unit Awards

The Equity Incentive Plan, as originally approved by the BUC holders in September 2015, permits the grant of RUAs and other awards to the employees of Greystone Manager, or any affiliate, who performs services for Greystone Manager, the Partnership or an affiliate, and members of the Board of Managers of Greystone Manager. The Equity Incentive Plan permits total grants of RUAs of up to 1.0 million BUCs.

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

Lessor Leases

The Partnership’s lessor leases consisted of tenant leases related to real estate assets, specifically at the MF Properties. Tenant leases also contained terms for non-lease revenues related to operations at the MF Properties, such as parking and food service revenues. The Partnership elected to combine the lease and non-lease components when accounting for lessor leases. The unit lease component of the tenant lease is considered the predominant component, so all components of the tenant lease are accounted for under ASC 842. Tenant leases were typically for terms of 12 months or less and do not include extension options so no ROU asset was recorded for such leases. Lease revenue is recognized monthly and is reported within “Property revenues” on the Partnership’s consolidated statements of operations. The Partnership has no lessor leases as of December 31, 2024.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation.

As of December 31, 2024, the Partnership began reporting MRBs within one line item titled “Mortgage revenue bonds, at fair value” in the Partnership’s consolidated balance sheets and in various footnote disclosures. In prior periods, the Partnership separately reported "Mortgage revenue bonds held in trust, at fair value" and "Mortgage revenue bonds, at fair value" line items in the Partnership's consolidated balance sheets. The MRBs designated as “held in trust” are owned by consolidated VIEs and disclosed within Note 3 of the Partnership’s consolidated financial statements for all periods presented. Accordingly, the Partnership has combined the previously reported "Mortgage revenue bonds held in trust, at fair value" and "Mortgage revenue bonds, at fair value" line items into one line item in the Partnership’s consolidated balance sheet as of December 31, 2023, in conformity with the current reporting period presented herein. This reclassification has no effect on the Partnership’s reported “Total Assets” in the Partnership’s consolidated financial statements for the periods presented.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, which enhances the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for the Partnership for the year ended December 31, 2024 and interim periods thereafter. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2024. See Note 25 for related disclosures.

In November 2024, the FASB issued ASU 2024-03, which improves the disclosures about a public business entity’s expenses. ASU 2024-03 is effective for the Partnership for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Partnership is currently assessing the impact of the adoption of this pronouncement on the consolidated financial statements.

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

The Partnership also makes equity investments in entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The Partnership’s equity investments in these VIEs are considered variable interests as the Partnership, and the respective managing members, are entitled to returns and absorb losses from the underlying properties according to the entities’ respective operating agreements. The Partnership has determined that the underlying investee entities are VIEs for financial reporting purposes and the Partnership performs an evaluation to determine if the Partnership is the primary beneficiary of the VIE. The Partnership and the respective managing members have various rights within the respective operating agreement for each VIE. When evaluating whether the Partnership is the primary beneficiary of a VIE, it identifies the rights that grant the power to direct the activities that most significantly impact the VIE’s performance, which are those rights to manage regular property operations of the VIE, to sell the assets of the VIE, or to refinance the debt of the VIE. Generally, all such rights are held by the managing members of the VIE. In addition, the Partnership does not have kick-out rights or substantive participating rights. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s consolidated financial statements, with one exception as disclosed in the “Consolidated Variable Interest Entities” section below. The Partnership reports its equity investments in the VIEs as “Investments in unconsolidated entities” on the Partnership’s consolidated balance sheet and the related preferred return, earnings (losses) from investments in unconsolidated entities, and gains on sale on the Partnership’s consolidated statement of operations.

The Partnership held variable interests in 31 and 33 non-consolidated VIEs as of December 31, 2024 and 2023, respectively. The following table summarizes the Partnership’s carrying value by asset type and maximum exposure to loss associated with its variable interests as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds	$207,170,395	$203,929,806	$105,236,097	$98,336,213
Taxable mortgage revenue bonds (reported within other assets)	4,393,869	4,406,024	13,488,560	13,520,631
Governmental issuer loans	203,999,628	203,999,628	202,547,300	202,547,300
Taxable governmental issuer loans (reported within other assets)	14,157,672	14,157,672	13,573,000	13,573,000
Property loans	42,210,000	42,210,000	107,511,750	107,511,750
Investments in unconsolidated entities	179,409,869	179,409,869	136,653,246	136,653,246
	$651,341,433	$648,112,999	$579,009,953	$572,142,140

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of December 31, 2024 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the MRB carrying value in the Partnership's consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has remaining MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $31.5 million and $13.0 million, respectively, as of December 31, 2024 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the GILs, taxable GILs, property loans and investments in unconsolidated entities as of December 31, 2024 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $18.8 million, $46.4 million, $28.8 million, and $18.3 million, respectively, as of December 31, 2024 (Note 16).

Consolidated Variable Interest Entities

The Partnership obtains leverage on its investment assets to enhance returns and lower its net capital investment. The Partnership’s leverage programs generally consist of selling MRBs, taxable MRBs, GILs, taxable GILs, and property loans into debt financing entities in the form of TOBs, a term TOB, TEBS financings, the 2024 PFA Securitization Transaction, and the TEBS Residual Financing. These debt financing entities issue senior securities and residual beneficial interests that share in the cash flows from the securitized investment assets. The senior securities are sold to third-party investors for cash and the Partnership retains the residual beneficial interests. The Partnership determined that its residual beneficial interest in a debt financing entity absorbs potential losses of the entity as the interests are in a first-loss position and subordinate to the senior securities in the distribution of cash flows of the debt financing entity. The Partnership has determined that each debt financing entity is a VIE for financial reporting purposes and the Partnership performs an evaluation to determine if the Partnership is the primary beneficiary of the VIE. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. The Partnership determined that the right to direct the VIE to sell the underlying assets most significantly impacts the economic performance of the VIE, and such right is held by the Partnership through its ownership of the residual beneficial interests. The Partnership has the obligation to absorb losses that could potentially be significant to the VIE given its first-loss position noted previously. As the Partnership meets both primary beneficiary criteria, it is considered the primary beneficiary of the VIEs and reports the VIEs on a consolidated basis. The Partnership reports the underlying investment assets of the VIEs in the Partnership’s assets (Notes 4, 5, 6 and 9) and the senior securities of the VIEs are reported as “Debt financing, net” (Note 13) on the Partnership’s consolidated balance sheets. The interest income earned from the underlying investment assets of the VIEs is reported within “Investment income” and “Other interest income” on the Partnership’s consolidated statement of operations. Interest expense and facility fees associated with the debt financing are reported within “Interest expense” on the Partnership’s consolidated statement of operations.

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s consolidated balance sheets. The VIE has not reported any income or expenses during the years ended December 31, 2024, 2023, and 2022. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Assets:
Restricted cash	$771,606	$12,605
Interest receivable, net	7,089,580	6,920,851
Mortgage revenue bonds, at fair value	1,013,847,272	883,030,786
Governmental issuer loans
Governmental issuer loans	219,702,222	222,947,300
Allowance for credit losses	(1,038,000)	(1,294,000)
Governmental issuer loans, net	218,664,222	221,653,300
Property loans
Property loans	48,460,000	108,271,420
Allowance for credit losses	(547,000)	(675,000)
Property loans, net	47,913,000	107,596,420
Real estate assets	3,796,782	3,606,658
Other assets	40,038,912	24,999,197
Total Assets	$1,332,121,374	$1,247,819,817

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$8,285,369	$8,656,003
Debt financing (2)	1,098,530,865	1,018,314,376
Mortgages payable (3)	1,664,347	1,690,000
Total Liabilities	$1,108,480,581	$1,028,660,379
(1)
Of the amounts reported, $5,112,036 and $5,495,426 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of December 31, 2024 and 2023, respectively.
(2)
Of the amounts reported, $364,099,866 and $367,807,377 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of December 31, 2024 and 2023, respectively.
(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of December 31, 2024 and 2023, respectively.

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

4. Mortgage Revenue Bonds

The Partnership invests in MRBs that are issued by state and local governments, their agencies, and authorities to finance the construction or acquisition and rehabilitation of income-producing affordable multifamily, seniors housing and skilled nursing properties. An MRB does not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on an MRB. An MRB is a non-recourse obligation of the property owner. Each MRB is collateralized by a mortgage on all real and personal property of the secured property. Typically, the sole source of funds to pay principal and interest on an MRB is the net cash flow or the sale or refinancing proceeds from the secured property. The Partnership may commit to advance funding for MRBs on a draw-down basis during construction and/or rehabilitation of secured property and may require recourse to the borrower during the construction or rehabilitation period in certain instances.

The Partnership expects and believes that the interest received on our MRBs is excludable from gross income for federal income tax purposes. The Partnership primarily invests in MRBs that are senior obligations of the secured properties, though it may also invest in subordinate MRBs or taxable MRBs that share the first mortgage lien with the related MRBs. MRBs are either held directly by the Partnership or through consolidated VIEs associated with debt financing transactions (Notes 3 and 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. MRBs may have optional call dates that may be exercised by the borrower or the Partnership that are earlier than the contractual maturity. Such optional calls may be at either par or a premium to par.

The Partnership had the following MRB investments as of December 31, 2024 and 2023:

	December 31, 2024
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$37,435,466	$1,523,170	$-	$38,958,636
40rty on Colony - Series P (4)	CA	5,962,217	459,328	-	6,421,545
CCBA Senior Garden Apartments (1), (8)	CA	3,720,209	-	(58,814)	3,661,395
Courtyard - Series A (3)	CA	9,668,469	449,017	-	10,117,486
Glenview Apartments - Series A (2)	CA	4,248,118	170,362	-	4,418,480
Harmony Court Bakersfield - Series A (3)	CA	3,525,258	127,289	-	3,652,547
Harmony Terrace - Series A (3)	CA	6,527,329	288,190	-	6,815,519
Harden Ranch - Series A (1)	CA	6,256,135	260,476	-	6,516,611
Las Palmas II - Series A (3)	CA	1,598,957	61,427	-	1,660,384
Lutheran Gardens	CA	10,352,000	-	-	10,352,000
Montclair Apartments - Series A (2)	CA	2,301,443	98,596	-	2,400,039
Montecito at Williams Ranch Apartments - Series A (1)	CA	7,374,111	424,400	-	7,798,511
Montevista - Series A (1)	CA	6,556,878	602,131	-	7,159,009
Ocotillo Springs - Series A (1), (6)	CA	3,455,419	-	(224,262)	3,231,157
Ocotillo Springs - Series A-1 (1)	CA	496,351	64,598	-	560,949
Residency at Empire - Series BB-1 (4)	CA	14,109,248	491,616	-	14,600,864
Residency at Empire - Series BB-2 (4)	CA	4,000,000	171,675	-	4,171,675
Residency at Empire - Series BB-3 (4)	CA	14,000,000	510,453	-	14,510,453
Residency at Empire - Series BB-4 (4)	CA	21,200,000	275,702	-	21,475,702
Residency at the Entrepreneur - Series J-1 (4), (8)	CA	9,078,496	-	(194,816)	8,883,680
Residency at the Entrepreneur - Series J-2 (4), (8)	CA	7,500,000	-	(96,933)	7,403,067
Residency at the Entrepreneur - Series J-3 (4), (8)	CA	26,080,000	-	(99,928)	25,980,072
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	29,556,596	-	-	29,556,596
Residency at the Mayer - Series M (4)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,296,965	135,060	-	3,432,025
Santa Fe Apartments - Series A (2)	CA	2,788,112	123,270	-	2,911,382
Seasons at Simi Valley - Series A (3)	CA	4,025,911	272,883	-	4,298,794
Seasons Lakewood - Series A (3)	CA	6,953,024	306,985	-	7,260,009
Seasons San Juan Capistrano - Series A (3)	CA	11,706,622	516,863	-	12,223,485
Solano Vista - Series A (1)	CA	2,591,588	172,312	-	2,763,900
Summerhill - Series A (3)	CA	6,070,437	20,122	-	6,090,559
Sycamore Walk - Series A (3)	CA	3,330,230	44,181	-	3,374,411
The Village at Madera - Series A (3)	CA	2,915,662	112,779	-	3,028,441
Tyler Park Townhomes - Series A (1)	CA	5,445,686	-	-	5,445,686
Village at Hanford Square - Series H (4)	CA	10,400,000	619,721	-	11,019,721
Vineyard Gardens - Series A (1)	CA	3,839,951	281,057	-	4,121,008
Wellspring Apartments (1)	CA	3,880,455	119,584	-	4,000,039
Westside Village Market - Series A (1)	CA	3,558,747	132,773	-	3,691,520
Handsel Morgan Village Apartments (4)	GA	2,150,000	162,887	-	2,312,887
MaryAlice Circle Apartments (4)	GA	5,900,000	496,763	-	6,396,763
Copper Gate Apartments (1)	IN	4,715,000	-	-	4,715,000
Renaissance - Series A (2), (8)	LA	10,263,789	-	(836,645)	9,427,144
Live 929 Apartments - Series 2022A (4)	MD	58,560,655	3,547,694	-	62,108,349
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	3,112,265	-	34,262,265
Meadow Valley (4), (7)	MI	41,162,263	-	(1,859,135)	39,303,128
Jackson Manor Apartments (1)	MS	4,781,136	19,919	-	4,801,055
Village Point (5), (8)	NJ	23,000,000	-	(447,248)	22,552,752
Silver Moon - Series A (2)	NM	7,398,857	571,694	-	7,970,551
Village at Avalon (1)	NM	15,665,803	1,241,389	-	16,907,192
Columbia Gardens (3)	SC	12,150,488	502,113	-	12,652,601
Companion at Thornhill Apartments (3)	SC	10,484,096	338,831	-	10,822,927
The Ivy Apartments (4), (8)	SC	30,558,423	822,638	-	31,381,061
The Palms at Premier Park Apartments (1)	SC	17,590,997	27,389	-	17,618,386
The Park at Sondrio - Series 2022A (4)	SC	38,100,000	1,260,209	-	39,360,209
The Park at Vietti - Series 2022A (4), (8)	SC	26,985,000	952,281	-	27,937,281
Village at River's Edge (3)	SC	9,477,407	832,313	-	10,309,720
Willow Run (3)	SC	11,981,345	494,536	-	12,475,881
Windsor Shores Apartments - Series A (4), (8)	SC	21,545,000	718,755	-	22,263,755
Avistar at Copperfield - Series A (4)	TX	13,215,029	485,574	-	13,700,603
Avistar at the Crest - Series A (4)	TX	8,621,036	471,417	-	9,092,453
Avistar at the Crest - Series B	TX	711,315	24,748	-	736,063
Avistar at the Oaks - Series A (4)	TX	6,980,721	333,795	-	7,314,516
Avistar at the Oaks - Series B	TX	521,384	14,194	-	535,578
Avistar at the Parkway - Series A (2)	TX	12,101,645	422,358	-	12,524,003
Avistar at the Parkway - Series B	TX	122,165	13,232	-	135,397
Avistar at Wilcrest - Series A (4)	TX	5,008,228	155,503	-	5,163,731
Avistar at Wood Hollow - Series A (4)	TX	38,027,363	1,397,281	-	39,424,644
Avistar in 09 - Series A (4)	TX	6,027,577	302,568	-	6,330,145
Avistar in 09 - Series B	TX	430,095	12,653	-	442,748
Avistar on the Boulevard - Series A (4)	TX	14,686,873	671,717	-	15,358,590
Avistar on the Boulevard - Series B	TX	422,666	12,072	-	434,738
Avistar on the Hills - Series A (4)	TX	4,779,156	251,307	-	5,030,463

	December 31, 2024
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Bruton Apartments (3)	TX	17,050,526	-	-	17,050,526
Concord at Gulfgate - Series A (3)	TX	17,963,286	938,146	-	18,901,432
Concord at Little York - Series A (3)	TX	12,584,132	716,639	-	13,300,771
Concord at Williamcrest - Series A (3)	TX	19,494,168	1,064,065	-	20,558,233
Crossing at 1415 - Series A (3)	TX	6,989,209	179,154	-	7,168,363
Decatur Angle (3), (8)	TX	21,412,592	-	(149,516)	21,263,076
Esperanza at Palo Alto (3)	TX	18,576,657	1,168,859	-	19,745,516
Heights at 515 - Series A (3)	TX	6,398,741	312,241	-	6,710,982
Heritage Square - Series A (2)	TX	10,039,053	307,888	-	10,346,941
Oaks at Georgetown - Series A (3), (8)	TX	11,664,053	214,123	-	11,878,176
15 West Apartments (3)	WA	9,283,990	1,025,529	-	10,309,519
Aventine Apartments (4)	WA	9,500,000	1,060,325	-	10,560,325
Mortgage revenue bonds		$994,958,009	$35,493,084	$(3,967,297)	$1,026,483,796
(1)
2024 PFA Securitization Bond associated with the 2024 PFA Securitization Transaction, Note 13.
(2)
MRB owned by ATAX TEBS III, LLC (M33 TEBS Financing), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(3)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS Financing), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(4)
MRB held by Mizuho in a TOB trust financing transaction, Note 13.
(5)
MRB held by Barclays in a TOB trust financing transaction, Note 13.
(6)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of December 31, 2024, the MRB has been in an unrealized loss position for at least 12 months.
(7)
The Partnership has a remaining MRB funding commitment of approximately $2.9 million as of December 31, 2024. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of December 31, 2024 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of December 31, 2024, the MRB has been in an unrealized loss position for more than 12 months.
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of December 31, 2024, the MRB has been in an unrealized loss position for less than 12 months.

	December 31, 2023
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (5)	AZ	$7,667,299	$2,717,033	$-	$10,384,332
40rty on Colony - Series P (5)	CA	5,964,008	739,204	-	6,703,212
CCBA Senior Garden Apartments	CA	3,757,268	158,840	-	3,916,108
Courtyard - Series A (3)	CA	9,774,107	845,146	-	10,619,253
Glenview Apartments - Series A (2)	CA	4,312,025	298,507	-	4,610,532
Harmony Court Bakersfield - Series A (3)	CA	3,563,775	275,305	-	3,839,080
Harmony Terrace - Series A (3)	CA	6,598,285	573,928	-	7,172,213
Harden Ranch - Series A (1)	CA	6,355,567	441,345	-	6,796,912
Las Palmas II - Series A (3)	CA	1,616,607	128,930	-	1,745,537
Lutheran Gardens (6), (7)	CA	10,352,000	-	(30,994)	10,321,006
Montclair Apartments - Series A (2)	CA	2,336,065	170,291	-	2,506,356
Montecito at Williams Ranch Apartments - Series A (5)	CA	7,442,435	846,333	-	8,288,768
Montevista - Series A (5)	CA	6,607,973	992,675	-	7,600,648
Ocotillo Springs - Series A (8)	CA	3,489,096	-	(59,805)	3,429,291
Ocotillo Springs - Series A-1	CA	499,117	95,386	-	594,503
Residency at Empire - Series BB-1 (5)	CA	14,117,540	1,004,021	-	15,121,561
Residency at Empire - Series BB-2 (5)	CA	4,000,000	320,446	-	4,320,446
Residency at Empire - Series BB-3 (5)	CA	5,055,000	575,709	-	5,630,709
Residency at the Entrepreneur - Series J-1 (5)	CA	9,085,429	181,504	-	9,266,933
Residency at the Entrepreneur - Series J-2 (5)	CA	7,500,000	222,445	-	7,722,445
Residency at the Entrepreneur - Series J-3 (5)	CA	12,300,000	697,895	-	12,997,895
Residency at the Entrepreneur - Series J-5	CA	1,000,000	-	-	1,000,000
Residency at the Mayer - Series A (5)	CA	29,560,945	-	-	29,560,945
San Vicente - Series A (3)	CA	3,333,357	265,848	-	3,599,205
Santa Fe Apartments - Series A (2)	CA	2,830,055	206,301	-	3,036,356
Seasons at Simi Valley - Series A (3)	CA	4,083,273	443,901	-	4,527,174
Seasons Lakewood - Series A (3)	CA	7,028,608	611,358	-	7,639,966
Seasons San Juan Capistrano - Series A (3)	CA	11,833,880	992,473	-	12,826,353
Solano Vista - Series A	CA	2,611,955	338,125	-	2,950,080
Summerhill - Series A (3)	CA	6,136,763	381,019	-	6,517,782
Sycamore Walk - Series A (3)	CA	3,380,901	226,216	-	3,607,117
The Village at Madera - Series A (3)	CA	2,947,519	227,699	-	3,175,218
Tyler Park Townhomes - Series A (1)	CA	5,533,307	119,693	-	5,653,000
Village at Hanford Square - Series H (5)	CA	10,400,000	1,073,808	-	11,473,808
Vineyard Gardens - Series A (5)	CA	3,874,962	461,663	-	4,336,625
Westside Village Market - Series A (1)	CA	3,616,007	223,459	-	3,839,466
Handsel Morgan Village Apartments	GA	2,150,000	300,188	-	2,450,188
MaryAlice Circle Apartments (5)	GA	5,900,000	880,643	-	6,780,643
Brookstone	IL	7,229,475	1,071,177	-	8,300,652
Copper Gate Apartments (1), (7)	IN	4,780,000	-	(5)	4,779,995
Renaissance - Series A (2)	LA	10,429,392	1,221,077	-	11,650,469
Live 929 Apartments - Series 2022A (5)	MD	58,333,646	3,275,636	-	61,609,282
Meadow Valley (5), (9)	MI	20,863,114	-	(920,148)	19,942,966
Jackson Manor Apartments (5)	MS	4,824,474	209,082	-	5,033,556
Village Point (6)	NJ	23,000,000	192,788	-	23,192,788
Silver Moon - Series A (2)	NM	7,480,455	928,841	-	8,409,296
Village at Avalon (4)	NM	15,808,184	1,962,627	-	17,770,811
Columbia Gardens (3)	SC	12,351,218	807,633	-	13,158,851
Companion at Thornhill Apartments (3)	SC	10,639,506	598,197	-	11,237,703
The Ivy Apartments (5)	SC	30,567,832	1,933,208	-	32,501,040
The Palms at Premier Park Apartments (1)	SC	17,872,527	427,099	-	18,299,626
The Park at Sondrio - Series 2022A (5)	SC	38,100,000	2,682,964	-	40,782,964
The Park at Vietti - Series 2022A (5)	SC	26,985,000	1,972,695	-	28,957,695
Village at River's Edge (3)	SC	9,566,110	1,000,545	-	10,566,655
Willow Run (3)	SC	12,180,025	817,941	-	12,997,966
Windsor Shores Apartments - Series A (5)	SC	21,545,000	1,530,085	-	23,075,085
Arbors at Hickory Ridge (1)	TN	10,417,646	1,805,985	-	12,223,631
Provision Center 2014-1	TN	926,475	-	-	926,475
Avistar at Copperfield - Series A (5)	TX	13,378,386	983,586	-	14,361,972
Avistar at the Crest - Series A (1)	TX	8,762,826	909,437	-	9,672,263
Avistar at the Crest - Series B	TX	718,332	49,845	-	768,177
Avistar at the Oaks - Series A (1)	TX	7,091,928	666,990	-	7,758,918
Avistar at the Oaks - Series B	TX	526,318	35,066	-	561,384
Avistar at the Parkway - Series A (2)	TX	12,270,653	830,179	-	13,100,832
Avistar at the Parkway - Series B	TX	122,701	19,352	-	142,053
Avistar at Wilcrest - Series A (5)	TX	5,070,137	313,010	-	5,383,147
Avistar at Wood Hollow - Series A (5)	TX	38,497,436	2,648,201	-	41,145,637
Avistar in 09 - Series A (1)	TX	6,123,600	593,430	-	6,717,030
Avistar in 09 - Series B	TX	434,165	28,926	-	463,091
Avistar on the Boulevard - Series A (1)	TX	14,928,425	1,346,449	-	16,274,874
Avistar on the Boulevard - Series B	TX	426,835	27,507	-	454,342
Avistar on the Hills - Series A (1)	TX	4,855,291	470,520	-	5,325,811
Bruton Apartments (3), (7)	TX	17,220,941	-	(13,366)	17,207,575
Concord at Gulfgate - Series A (3)	TX	18,190,721	1,807,038	-	19,997,759

	December 31, 2023
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Concord at Little York - Series A (3)	TX	12,743,460	1,302,221	-	14,045,681
Concord at Williamcrest - Series A (3)	TX	19,740,985	2,017,280	-	21,758,265
Crossing at 1415 - Series A (3)	TX	7,082,698	565,843	-	7,648,541
Decatur Angle (3), (7)	TX	21,646,255	-	(16,674)	21,629,581
Esperanza at Palo Alto (3)	TX	18,751,278	2,480,537	-	21,231,815
Heights at 515 - Series A (3)	TX	6,484,332	602,199	-	7,086,531
Heritage Square - Series A (2)	TX	10,186,405	606,579	-	10,792,984
Oaks at Georgetown - Series A (3)	TX	11,790,848	838,472	-	12,629,320
Runnymede (7)	TX	9,390,000	-	(1,121)	9,388,879
Southpark	TX	11,133,003	1,166,283	-	12,299,286
15 West Apartments (3)	WA	9,371,808	1,478,567	-	10,850,375
Mortgage revenue bonds		$869,454,974	$62,262,434	$(1,042,113)	$930,675,295
(1)
MRB owned by ATAX TEBS II, LLC (M31 TEBS Financing), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(2)
MRB owned by ATAX TEBS III, LLC (M33 TEBS Financing), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(3)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS Financing), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
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

The Partnership has accrued interest receivable related to its MRBs of $5.3 million and $4.7 million as of December 31, 2024 and 2023, respectively, that is reported as interest receivable, net in the Partnership's consolidated balance sheets.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of December 31, 2024. See Note 16 for additional information regarding the Partnership’s MRB funding commitments.

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

Activity in 2024:

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the year ended December 31, 2024:

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

During the fourth quarter of 2024, The Partnership sold and subsequently repurchased 11 MRBs that were previously secured in the M31 TEBS Financing in relation to temporary bridge financing to facilitate the M31 TEBS Financing termination (Note 13). The MRBs were sold and repurchased at par for approximately $89.2 million within the fourth quarter.

Sales:

The following MRBs were sold during the year ended December 31, 2024:

Property Name	Month Sold	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Sale
Brookstone	May 2024	Waukegan, IL	168	5/1/2040	5.45%	$8,221,234
Arbors at Hickory Ridge	November 2024	Memphis, TN	348	1/1/2049	6.25%	10,217,709
						$18,438,943

The Partnership realized a gain on sale of the Brookstone MRB of approximately $1.0 million related to collection of an unamortized discount upon sale.

The Partnership realized a gain on sale of the Arbors at Hickory Ridge MRB of approximately $1.2 million.

Redemptions:

The following MRBs were redeemed at prices that approximated the outstanding principal balance plus accrued interest during the year ended December 31, 2024:

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

In connection with the final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB in July 2024, the Partnership received proceeds of approximately $365,000 and recovered approximately $169,000 of its previously recognized allowance for credit loss (see Note 10).

Activity in 2023:

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the year ended December 31, 2023:

Property Name	Month Acquired	Property Location	Units		Maturity Date	Interest Rate		Initial Principal Funded
Windsor Shores Apartments - Series A	January 2023	Columbia, SC	176		2/1/2030	6.50%		$21,545,000
The Ivy Apartments	January 2023	Greenville, SC	212		2/1/2030	6.50%		30,500,000
Residency at the Entrepreneur - Series J-5 (1)	February 2023	Los Angeles, CA	200		4/1/2025	SOFR + 3.60%	(2)	1,000,000
Handsel Morgan Village Apartments	April 2023	Buford, GA	45		3/1/2041	6.75%		2,150,000
MaryAlice Circle Apartments	April 2023	Buford, GA	98		3/1/2041	6.75%		5,900,000
Village at Hanford Square - Series H	May 2023	Hanford, CA	100		5/1/2030	6.65%		10,400,000
Village Point	May 2023	Monroe Township, NJ	120	(3)	6/1/2030	6.88%		23,000,000
40rty on Colony - Series P	June 2023	La Mesa, CA	40		6/1/2030	7.05%		5,950,000
The Safford (4)	October 2023	Marana, AZ	200		10/10/2026	7.59%		7,560,034
								$108,005,034
(1)
The Partnership has committed to provide funding for the Series J-5 MRB totaling $5.0 million. See Note 16.
(2)
The interest rate is subject to an all-in floor of 3.87%.
(3)
Village Point is a seniors housing property with 120 beds in 92 units
(4)
The Partnership has committed to provide funding for The Safford MRB totaling $43.0 million. See Note 16.

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

Redemptions:

The following MRBs were redeemed at prices that approximated the Partnership’s carrying value plus accrued interest during the year ended December 31, 2023:

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
						$8,493,040

Geographic Concentrations

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States with significant concentrations in Texas, California and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2024	December 31, 2023
California	30%	25%
Texas	25%	32%
South Carolina	18%	21%

The following tables represent a description of certain terms of the Partnership’s MRBs as of December 31, 2024, and 2023:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2024
15 West Apartments - Series A (3)	2016	Vancouver, WA	7/1/2054	6.25%	$9,283,990
40rty on Colony - Series P (4)	2023	La Mesa, CA	6/1/2030	7.05%	5,950,000
Aventine Apartments (4)	2024	Bellevue, WA	6/1/2031	7.68%	9,500,000
Avistar at Copperfield - Series A (4)	2017	Houston, TX	5/1/2054	5.75%	13,215,029
Avistar on the Boulevard - Series A (4)	2013	San Antonio, TX	3/1/2050	6.00%	14,686,873
Avistar at the Crest - Series A (4)	2013	San Antonio, TX	3/1/2050	6.00%	8,621,036
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,133,980
Avistar at the Oaks - Series A(4)	2013	San Antonio, TX	8/1/2050	6.00%	6,980,721
Avistar in 09 - Series A(4)	2013	San Antonio, TX	8/1/2050	6.00%	6,027,577
Avistar on the Hills - Series A(4)	2013	San Antonio, TX	8/1/2050	6.00%	4,779,156
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	951,479
Avistar at the Parkway - Series A (2)	2015	San Antonio, TX	5/1/2052	6.00%	12,101,645
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	122,165
Avistar at Wilcrest - Series A (4)	2017	Houston, TX	5/1/2054	5.75%	5,008,228
Avistar at Wood Hollow - Series A (4)	2017	Austin, TX	5/1/2054	5.75%	38,027,363
Bruton Apartments (3)	2014	Dallas, TX	8/1/2054	6.00%	17,050,526
CCBA Senior Garden Apartments(1)	2022	San Diego, CA	7/1/2037	4.50%	3,720,209
Columbia Gardens (3)	2015	Columbia, SC	12/1/2050	5.50%	12,099,000
Companion at Thornhill Apartments (3)	2016	Lexington, SC	1/1/2052	5.80%	10,484,096
Concord at Gulfgate - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	17,963,286
Concord at Little York - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	12,584,132
Concord at Williamcrest - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	19,494,168
Copper Gate Apartments (1)	2013	Lafayette, IN	12/1/2029	6.25%	4,715,000
Courtyard - Series A (3)	2016	Fullerton, CA	12/1/2033	5.00%	9,668,469
Crossing at 1415 - Series A (3)	2015	San Antonio, TX	12/1/2052	6.00%	6,989,209
Decatur Angle (3)	2014	Fort Worth, TX	1/1/2054	5.75%	21,412,592
Esperanza at Palo Alto (3)	2018	San Antonio, TX	7/1/2058	5.80%	18,576,657
Glenview Apartments - Series A (2)	2014	Cameron Park, CA	12/1/2031	5.75%	4,248,118
Handsel Morgan Village Apartments(4)	2023	Buford, GA	3/1/2041	6.75%	2,150,000
Harden Ranch - Series A (1)	2014	Salinas, CA	3/1/2030	5.75%	6,256,135
Harmony Court Bakersfield - Series A (3)	2016	Bakersfield, CA	12/1/2033	5.00%	3,525,258
Harmony Terrace - Series A (3)	2016	Simi Valley, CA	1/1/2034	5.00%	6,527,329
Heights at 515 - Series A (3)	2015	San Antonio, TX	12/1/2052	6.00%	6,398,741
Heritage Square - Series A (2)	2014	Edinburg, TX	9/1/2051	6.00%	10,039,053
The Ivy Apartments (4)	2023	Greensville, SC	2/1/2030	6.50%	30,500,000
Jackson Manor Apartments (1)	2021	Jackson, MS	5/1/2038	5.00%	4,781,136
Las Palmas II - Series A (3)	2016	Coachella, CA	11/1/2033	5.00%	1,598,957
Live 929 Apartments - Series 2022A (4)	2022	Baltimore, MD	1/1/2060	4.30%	66,365,000
Lutheran Gardens	2021	Compton, CA	2/1/2025	4.90%	10,352,000
MaryAlice Circle Apartments (4)	2023	Buford, GA	3/1/2041	6.75%	5,900,000
Meadow Valley (4)	2021	Garfield Charter Township, MI	12/1/2029	6.25%	41,065,000
Montclair Apartments - Series A (2)	2014	Lemoore, CA	12/1/2031	5.75%	2,301,443
Montecito at Williams Ranch Apartments - Series A (1)	2017	Salinas, CA	10/1/2034	5.50%	7,374,111
Montevista - Series A (1)	2019	San Pablo, CA	7/1/2036	5.75%	6,556,878
Oaks at Georgetown - Series A (3)	2016	Georgetown, TX	1/1/2034	5.00%	11,664,053
Ocotillo Springs - Series A (1)	2020	Brawley, CA	8/1/2038	4.35%	3,455,419
Ocotillo Springs - Series A-1 (1)	2023	Brawley, CA	8/1/2038	6.50%	496,351
The Park at Sondrio - Series 2022A (4)	2022	Greenville, SC	1/1/2030	6.50%	38,100,000
The Park at Vietti - Series 2022A (4)	2022	Spartanburg, SC	1/1/2030	6.50%	26,985,000
Renaissance - Series A (2)	2015	Baton Rouge, LA	6/1/2050	6.00%	10,263,789
Residency at Empire - Series BB-1 (4)	2022	Burbank, CA	12/1/2040	6.45%	14,000,000
Residency at Empire - Series BB-2 (4)	2022	Burbank, CA	12/1/2040	6.45%	4,000,000
Residency at Empire - Series BB-3 (4)	2022	Burbank, CA	12/1/2040	6.45%	14,000,000
Residency at Empire - Series BB-4 (4)	2022	Burbank, CA	12/1/2040	6.45%	21,200,000
Residency at the Entrepreneur - Series J-1 (4)	2022	Los Angeles, CA	3/31/2040	6.00%	9,000,000
Residency at the Entrepreneur - Series J-2 (4)	2022	Los Angeles, CA	3/31/2040	6.00%	7,500,000
Residency at the Entrepreneur - Series J-3 (4)	2022	Los Angeles, CA	3/31/2040	6.00%	26,080,000
Residency at the Entrepreneur - Series J-4 (4)	2022	Los Angeles, CA	3/31/2040	SOFR + 3.60%	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	2023	Los Angeles, CA	4/1/2025	SOFR + 3.60%	5,000,000
Residency at the Mayer - Series A (4)	2021	Hollywood, CA	4/1/2039	SOFR + 3.60%	29,500,000
Residency at the Mayer - Series M (4)	2024	Hollywood, CA	4/1/2039	SOFR + 3.60%	11,500,000
The Safford (4)	2023	Marana, AZ	10/10/2026	7.59%	37,348,957
San Vicente - Series A (3)	2016	Soledad, CA	11/1/2033	5.00%	3,296,965
Santa Fe Apartments - Series A (2)	2014	Hesperia, CA	12/1/2031	5.75%	2,788,112
Seasons at Simi Valley - Series A (3)	2015	Simi Valley, CA	9/1/2032	5.75%	4,025,911
Seasons Lakewood - Series A (3)	2016	Lakewood, CA	1/1/2034	5.00%	6,953,024
Seasons San Juan Capistrano - Series A (3)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	11,706,622
Silver Moon - Series A (2)	2015	Albuquerque, NM	8/1/2055	6.00%	7,398,857
Solano Vista - Series A(1)	2018	Vallejo, CA	1/1/2036	5.85%	2,591,588
Summerhill - Series A (3)	2016	Bakersfield, CA	12/1/2033	5.00%	6,070,437
Sycamore Walk - Series A (3)	2015	Bakersfield, CA	1/1/2033	5.25%	3,330,230
The Palms at Premier Park Apartments (1)	2013	Columbia, SC	1/1/2050	6.25%	17,590,997
Tyler Park Townhomes (1)	2013	Greenfield, CA	1/1/2030	5.75%	5,445,686
The Village at Madera - Series A (3)	2016	Madera, CA	12/1/2033	5.00%	2,915,662
Village at Avalon (1)	2018	Albuquerque, NM	1/1/2059	5.80%	15,665,803
Village at Hanford Square - Series H (4)	2023	Hanford, CA	5/1/2030	6.65%	10,400,000
Village Point Apartments (5)	2023	Monroe, NJ	6/1/2030	6.875%	23,000,000
Village at River's Edge (3)	2017	Columbia, SC	6/1/2033	6.00%	9,477,407
Vineyard Gardens - Series A (1)	2017	Oxnard, CA	1/1/2035	5.50%	3,839,951
Wellspring Apartments (1)	2024	Long Beach, CA	9/1/2039	4.85%	3,870,922
Westside Village Market (1)	2013	Shafter, CA	1/1/2030	5.75%	3,558,747
Willow Run (3)	2015	Columbia, SC	12/1/2050	5.50%	11,930,000
Windsor Shores Apartments (4)	2023	Columbia, SC	2/1/2030	6.50%	21,545,000
Woodington Gardens Apartments - Series A-1 (4)	2024	Baltimore, MD	5/1/2029	7.80%	31,150,000
					$1,002,151,235

(1)
2024 PFA Securitization Bond associated with the 2024 PFA Securitization Transaction and TEBS Residual Financing, Note 13

(2)
MRB owned by ATAX TEBS III, LLC (M33 TEBS Financing), Note 13
(3)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS Financing), Note 13
(4)
MRB held by Mizuho in a TOB trust financing transaction, Note 13
(5)
MRB held by Barclays in a TOB trust financing transaction, Note 13

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2023
15 West Apartments - Series A (3)	2016	Vancouver, WA	7/1/2054	6.25%	$9,371,808
40rty on Colony - Series P (5)	2023	La Mesa, CA	6/1/2030	7.05%	5,950,000
Arbors at Hickory Ridge (1)	2012	Memphis, TN	1/1/2049	6.25%	10,379,348
Avistar at Copperfield - Series A (5)	2017	Houston, TX	5/1/2054	5.75%	13,378,386
Avistar on the Boulevard - Series A (1)	2013	San Antonio, TX	3/1/2050	6.00%	14,928,425
Avistar at the Crest - Series A (1)	2013	San Antonio, TX	3/1/2050	6.00%	8,762,826
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,145,167
Avistar at the Oaks - Series A (1)	2013	San Antonio, TX	8/1/2050	6.00%	7,091,928
Avistar in 09 - Series A (1)	2013	San Antonio, TX	8/1/2050	6.00%	6,123,600
Avistar on the Hills - Series A (1)	2013	San Antonio, TX	8/1/2050	6.00%	4,855,291
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	960,483
Avistar at the Parkway - Series A (2)	2015	San Antonio, TX	5/1/2052	6.00%	12,270,653
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	122,701
Avistar at Wilcrest - Series A (5)	2017	Houston, TX	5/1/2054	5.75%	5,070,137
Avistar at Wood Hollow - Series A (5)	2017	Austin, TX	5/1/2054	5.75%	38,497,436
Brookstone	2009	Waukegan, IL	5/1/2040	5.45%	8,268,029
Bruton Apartments (3)	2014	Dallas, TX	8/1/2054	6.00%	17,220,941
CCBA Senior Garden Apartments	2022	San Diego, CA	7/1/2037	4.50%	3,757,268
Columbia Gardens (3)	2015	Columbia, SC	12/1/2050	5.50%	12,282,000
Companion at Thornhill Apartments (3)	2016	Lexington, SC	1/1/2052	5.80%	10,639,506
Concord at Gulfgate - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	18,190,721
Concord at Little York - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	12,743,460
Concord at Williamcrest - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	19,740,985
Copper Gate Apartments (1)	2013	Lafayette, IN	12/1/2029	6.25%	4,780,000
Courtyard - Series A (3)	2016	Fullerton, CA	12/1/2033	5.00%	9,774,107
Crossing at 1415 - Series A (3)	2015	San Antonio, TX	12/1/2052	6.00%	7,082,698
Decatur Angle (3)	2014	Fort Worth, TX	1/1/2054	5.75%	21,646,255
Esperanza at Palo Alto (3)	2018	San Antonio, TX	7/1/2058	5.80%	18,751,278
Glenview Apartments - Series A (2)	2014	Cameron Park, CA	12/1/2031	5.75%	4,312,025
Handsel Morgan Village Apartments	2023	Buford, GA	3/1/2041	6.75%	2,150,000
Harden Ranch - Series A (1)	2014	Salinas, CA	3/1/2030	5.75%	6,355,567
Harmony Court Bakersfield - Series A (3)	2016	Bakersfield, CA	12/1/2033	5.00%	3,563,775
Harmony Terrace - Series A (3)	2016	Simi Valley, CA	1/1/2034	5.00%	6,598,285
Heights at 515 - Series A (3)	2015	San Antonio, TX	12/1/2052	6.00%	6,484,332
Heritage Square - Series A (2)	2014	Edinburg, TX	9/1/2051	6.00%	10,186,405
The Ivy Apartments (5)	2023	Greensville, SC	2/1/2030	6.50%	30,500,000
Jackson Manor Apartments (5)	2021	Jackson, MS	5/1/2038	5.00%	4,824,474
Las Palmas II - Series A (3)	2016	Coachella, CA	11/1/2033	5.00%	1,616,607
Live 929 Apartments - Series 2022A (5)	2022	Baltimore, MD	1/1/2060	4.30%	66,365,000
Lutheran Gardens (6)	2021	Compton, CA	2/1/2025	4.90%	10,352,000
MaryAlice Circle Apartments (5)	2023	Buford, GA	3/1/2041	6.75%	5,900,000
Meadow Valley (5)	2021	Garfield Charter Township, MI	12/1/2029	6.25%	20,755,000
Montclair Apartments - Series A (2)	2014	Lemoore, CA	12/1/2031	5.75%	2,336,065
Montecito at Williams Ranch Apartments - Series A (5)	2017	Salinas, CA	10/1/2034	5.50%	7,442,435
Montevista - Series A (5)	2019	San Pablo, CA	7/1/2036	5.75%	6,607,973
Oaks at Georgetown - Series A (3)	2016	Georgetown, TX	1/1/2034	5.00%	11,790,848
Ocotillo Springs - Series A	2020	Brawley, CA	8/1/2038	4.35%	3,489,096
Ocotillo Springs - Series A-1	2023	Brawley, CA	8/1/2038	6.50%	499,117
The Park at Sondrio - Series 2022A (5)	2022	Greenville, SC	1/1/2030	6.50%	38,100,000
The Park at Vietti - Series 2022A (5)	2022	Spartanburg, SC	1/1/2030	6.50%	26,985,000
Provision Center 2014-1	2014	Knoxville, TN	5/1/2034	6.00%	6,636,596
Renaissance - Series A (2)	2015	Baton Rouge, LA	6/1/2050	6.00%	10,429,392
Residency at Empire - Series BB-1 (5)	2022	Burbank, CA	12/1/2040	6.45%	14,000,000
Residency at Empire - Series BB-2 (5)	2022	Burbank, CA	12/1/2040	6.45%	4,000,000
Residency at Empire - Series BB-3 (5)	2022	Burbank, CA	12/1/2040	6.45%	5,055,000
Residency at the Entrepreneur - Series J-1 (5)	2022	Los Angeles, CA	3/31/2040	6.00%	9,000,000
Residency at the Entrepreneur - Series J-2 (5)	2022	Los Angeles, CA	3/31/2040	6.00%	7,500,000
Residency at the Entrepreneur - Series J-3 (5)	2022	Los Angeles, CA	3/31/2040	6.00%	12,300,000
Residency at the Entrepreneur - Series J-5	2023	Los Angeles, CA	4/1/2025	SOFR + 3.60%	1,000,000
Residency at the Mayer - Series A (5)	2021	Hollywood, CA	4/1/2039	SOFR + 3.60%	29,500,000
Runnymede	2007	Austin, TX	10/1/2024	6.00%	9,390,000
The Safford (5)	2023	Marana, AZ	10/10/2026	7.59%	7,560,034
San Vicente - Series A (3)	2016	Soledad, CA	11/1/2033	5.00%	3,333,357
Santa Fe Apartments - Series A (2)	2014	Hesperia, CA	12/1/2031	5.75%	2,830,055
Seasons at Simi Valley - Series A (3)	2015	Simi Valley, CA	9/1/2032	5.75%	4,083,273
Seasons Lakewood - Series A (3)	2016	Lakewood, CA	1/1/2034	5.00%	7,028,608
Seasons San Juan Capistrano - Series A (3)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	11,833,880
Silver Moon - Series A (2)	2015	Albuquerque, NM	8/1/2055	6.00%	7,480,455
Solano Vista - Series A	2018	Vallejo, CA	1/1/2036	5.85%	2,611,955
Southpark	2009	Austin, TX	12/1/2049	6.13%	12,300,000
Summerhill - Series A (3)	2016	Bakersfield, CA	12/1/2033	5.00%	6,136,763
Sycamore Walk - Series A (3)	2015	Bakersfield, CA	1/1/2033	5.25%	3,380,901
The Palms at Premier Park Apartments (1)	2013	Columbia, SC	1/1/2050	6.25%	17,872,527
Tyler Park Townhomes (1)	2013	Greenfield, CA	1/1/2030	5.75%	5,533,307
The Village at Madera - Series A (3)	2016	Madera, CA	12/1/2033	5.00%	2,947,519
Village at Avalon (4)	2018	Albuquerque, NM	1/1/2059	5.80%	15,808,184
Village at Hanford Square - Series H (5)	2023	Hanford, CA	5/1/2030	6.65%	10,400,000
Village Point Apartments (6)	2023	Monroe, NJ	6/1/2030	6.875%	23,000,000
Village at River's Edge (3)	2017	Columbia, SC	6/1/2033	6.00%	9,566,110
Vineyard Gardens - Series A (5)	2017	Oxnard, CA	1/1/2035	5.50%	3,874,962
Westside Village Market (1)	2013	Shafter, CA	1/1/2030	5.75%	3,616,007
Willow Run (3)	2015	Columbia, SC	12/1/2050	5.50%	12,111,000
Windsor Shores Apartments (5)	2023	Columbia, SC	2/1/2030	6.50%	21,545,000
					$884,664,326
(1)
MRB owned by ATAX TEBS I, LLC (M24 TEBS Financing), Note 13
(2)
MRB owned by ATAX TEBS II, LLC (M31 TEBS Financing), Note 13

(3)
MRB owned by ATAX TEBS III, LLC (M33 TEBS Financing), Note 13
(4)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS Financing), Note 13
(5)
MRB held by Morgan Stanley in a debt financing transaction, Note 13
(6)
MRB held by Mizuho in a TOB trust financing transaction, Note 13
(7)
MRB held by Barclays in a TOB trust financing transaction, Note 13

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

All GILs were held in trust in connection with TOB trust financings as of December 31, 2024 and 2023 (Note 13), with the exception of the Natchitoches Thomas Apartments GIL. At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of December 31, 2024 and 2023:

						As of December 31, 2024
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	2/1/2025	SOFR + 3.07%	7.60%	$34,620,000
Osprey Village (3)	July 2021	Kissimmee, FL	383	2/1/2025	SOFR + 3.07%	7.64%	60,000,000
Willow Place Apartments (3)	September 2021	McDonough, GA	182	2/1/2025	SOFR + 3.30%	7.87%	20,702,594
Willow Place Apartments Supplemental	November 2023	McDonough, GA	n/a	2/1/2025	SOFR + 3.45%	8.02%	1,500,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	4/1/2025	6.78%	6.78%	35,688,328
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	4/1/2025	6.78%	6.78%	21,541,300
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	4/1/2025	6.78%	6.78%	33,550,000
Sandy Creek Apartments (3)	August 2023	Bryan, TX	140	9/1/2026	7.83% (5)	7.83%	12,100,000
Natchitoches Thomas Apartments (3), (6)	December 2024	Natchitoches, LA	120	7/1/2027	7.92%	7.92%	6,500,000
			1,459				$226,202,222
(1)
The borrowers may elect to extend the maturity dates by six months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)
The variable index interest rate components are typically subject to floors that range from 0.25% to 0.50%.
(3)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 20).
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
(6)
The Natchitoches Thomas Apartments GIL was considered to be available-for-sale sale and reported at fair value, which approximated amortized cost as of December 31, 2024. The Partnership expects to sell the GIL into the Construction Lending JV in the future.

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
(3)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 20).
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

The Partnership has accrued interest receivable related to its GILs of $1.4 million and $1.5 million as of December 31, 2024 and 2023, respectively, that is reported as interest receivable, net in the Partnership’s consolidated balance sheets.

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs and property loans (Note 6) with total outstanding principal of $128.9 million and $8.8 million, respectively, as of December 31, 2024. The guaranties relate to the Partnership’s investments in Legacy Commons at Signal Hills, Osprey Village, Willow Place Apartments, and Sandy Creek Apartments. The affiliates also provide limited-to-full guaranties for The Safford MRB and the Sandoval Flats property loan.

The Partnership has remaining commitments to provide funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of December 31, 2024. See Note 16 for further information regarding the Partnership's remaining GIL funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in 2024

During 2024, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Hope on Avalon	January 2024	$23,390,000
Magnolia Heights	September 2024	20,400,000
		$43,790,000

During 2024 the following GIL had a partial principal repayment:

Property Name	Month Repaid	Principal Proceeds
Willow Place Apartments	August 2024	$4,297,406

During 2024, the Partnership recognized fees of approximately $431,000 in other income in connection with extensions of the maturity dates of the Legacy Commons at Signal Hills GIL, the Magnolia Heights GIL, the Osprey Village GIL, the Willow Place Apartments GIL and the Willow Place Apartments Supplemental GIL.

In December 2024, the Partnership entered into a $19.0 million GIL commitment to provide acquisition/rehabilitation financing for Natchitoches Thomas Apartments.

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

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset specific allowances for credit losses, as of December 31, 2024 and 2023:

	December 31, 2024
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Sandy Creek Apartments	$7,830,000	$-	$7,830,000	9/1/2026	8.63% (2)
Subtotal	7,830,000	-	7,830,000

Mezzanine Financing (3)
SoLa Impact Opportunity Zone Fund	$33,380,000	$-	$33,380,000	12/30/2025	7.875%
The Centurion Foundation	7,250,000	-	7,250,000	6/15/2039	10.50%
Subtotal	40,630,000	-	40,630,000

Other
The 50/50 (a former MF Property)	$7,109,611	$-	$7,109,611	3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Sandoval Flats (4)	1,000,000	-	1,000,000	12/1/2027	7.48%
Subtotal	8,604,611	(495,000)	8,109,611

Total	$57,064,611	$(495,000)	$56,569,611
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
(4)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of December 31, 2024. The Partnership expects to sell the GIL into the Construction Lending JV in the future.

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

The Partnership has accrued interest receivable related to its property loans of $354,000 and $1.7 million as of December 31, 2024 and 2023, respectively, that is reported as interest receivable, net in the Partnership’s consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured properties as of December 31, 2024. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in 2024

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

In November 2024, the Partnership committed to provide a subordinate property loan up to $29.8 million for the construction of Sandoval Flats.

In December 2024, the Partnership recognized a fee of approximately $167,000 in other income in connection with an extension of the maturity date of the SoLa Impact Opportunity Zone Fund property loan to December 2025.

The following property loan principal payments were received during the year ended December 31, 2024:

Property Name	Month Repaid	Principal Proceeds
Legacy Commons at Signal Hills	February 2024	$32,233,972
Osprey Village	February 2024	14,998,296
Osprey Village Supplemental	February 2024	4,600,000
Willow Place Apartments	February 2024	18,875,606
Willow Place Apartments Supplemental	February 2024	1,115,320
SoLa Impact Opportunity Zone Fund	March 2024	500,000
Avistar (February 2013 portfolio)	May 2024	201,972
Avistar (June 2013 portfolio)	May 2024	251,622
Magnolia Heights	September 2024	8,118,546
SoLa Impact Opportunity Zone Fund	October 2024	165,000
		$81,060,334

Activity in 2023

The following property loan principal payments were received during the year ended December 31, 2023:

Property Name	Month Redeemed	Principal Proceeds
Greens Property	February 2023	$850,000
Scharbauer Flats	February 2023	10,773,236
Centennial Crossings	March 2023	6,692,344
SoLa Impact Opportunity Zone Fund	May 2023	3,790,000
Magnolia Heights	June 2023	2,181,454
Oasis at Twin Lakes	June 2023	24,018,657
SoLa Impact Opportunity Zone Fund	August 2023	1,165,000
Hilltop at Signal Hills	August 2023	21,197,939
Centennial Crossings	September 2023	17,557,656
Scharbauer Flats	November 2023	13,386,764
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

An affiliate of the Vantage Properties guarantees a preferred return on the Partnership’s invested capital through a date approximately five years after commencement of construction in connection with each Vantage Property.

In October 2024, the Partnership entered into the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, such as the Partnership’s current GIL, taxable GIL and property loan investments. The Partnership will provide 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s initial maximum capital contribution to the Construction Lending JV is approximately $8.3 million. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership will earn proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership will account for its investment in the Construction Lending JV using the equity method. There were no assets, liabilities, or net income of the Construction Lending JV as of and for the year ended December 31, 2024.

The following table provides the details of the investments in unconsolidated entities as of December 31, 2024 and 2023:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of December 31, 2024	Carrying Value as of December 31, 2023
Current Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	$14,199,870	13,235,090
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	14,573,715	13,908,660
Vantage at Loveland	Loveland, CO	288		April 2021	October 2024	26,560,347	20,464,906
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	15,090,681	15,090,681
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	13,535,176	12,996,316
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	July 2024	15,633,593	13,131,272
Freestone Greeley	Greeley, CO	296		N/A	N/A	6,230,785	5,346,007
Freestone Cresta Bella	San Antonio, TX	296		February 2023	November 2024	16,759,593	17,325,494
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	N/A	8,471,445	8,608,322
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	N/A	17,696,609	7,518,717
Freestone Greenville	Greenville, TX	300		April 2024	N/A	20,853,691	5,366,551
Freestone Ladera	Ladera, TX	288		August 2024	N/A	9,804,364	3,661,230
						$179,409,869	$136,653,246
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of December 31, 2024. See Note 16 for further details regarding the Partnership's remaining funding commitments.

Activity in 2024

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the year ended December 31, 2024:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Coventry	Omaha, NE	294	(1)	$50,000	$-	$50,000
Vantage at Westover Hills	San Antonio, TX	288	(2)	6,986	-	6,986
Vantage at Murfreesboro	Murfreesboro, TN	288	(3)	60,858	-	60,858
				$117,844	$-	$117,844
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
(3)
In December 2024, the Partnership received tax refund proceeds of approximately $61,000 primarily associated with final settlements of the Vantage at Murfreesboro sale in March 2022. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s consolidated statements of operations.

During the year ended December 31, 2024, the Partnership advanced funds beyond its original commitments to five Vantage Properties totaling $9.0 million to cover additional construction and interest costs.

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

New Equity Commitments

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

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023
Assets	$456,310,813	$317,027,557
Liabilities	$307,735,879	$195,330,159

	For the Years Ended December 31,
	2024	2023	2022
Property revenues	$19,953,172	$13,321,584	$22,048,926
Gain on sale of property	$-	$56,959,112	$87,602,712
Net income (loss)	$(16,168,741)	$48,500,277	$83,943,337

8. Real Estate Assets

The Partnership owns real estate assets through a consolidated VIE, as described in Note 3. The Partnership also invests in land with plans to develop into rental properties or for future sale. These investments are reported as “Land held for development” below.

The following tables summarize information regarding the Partnership’s real estate assets as of December 31, 2024 and 2023:

		December 31, 2024			December 31, 2023
Property Name	Location	Land and Land Improvements	Buildings and Improvements	Carrying Value	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos (1)	San Marcos, TX	2,660,615	1,136,167	3,796,782	2,660,615	946,043	3,606,658
Land held for development	Richland County, SC	1,109,482	-	1,109,482	1,109,482	-	1,109,482
				$4,906,264			$4,716,140
Less accumulated depreciation				-			-
Real estate assets, net				$4,906,264			$4,716,140
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

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The Partnership received an unsecured property loan upon sale (Note 6) payable from future net cash flows of the property. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The remainder of the purchase price was funded by the issuance of a seller financing property loan to the Partnership in the amount of $4.8 million (Note 6). As a result of the sale, the Partnership deconsolidated The 50/50 MF Property assets and liabilities in its consolidated financial statements. The Partnership incurred costs of approximately $404,000 related to the sale which reduced the Partnership's gain on sale. The Partnership has deferred its entire gain on sale of approximately $6.6 million which is reported within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The Partnership will recognize the deferred gain upon collection of principal of the unsecured property loan (Note 11).

Net loss, exclusive of the gains on sale, related to The 50/50 MF Property and the Suites on Paseo MF Property for the years ended December 31, 2024, 2023, and 2022 was as follows

	For the Years Ended December 31,
	2024	2023	2022
Net loss	$-	$(234,776)	$(649,222)

9. Other Assets

The following table summarizes the Partnership’s other assets as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred financing costs, net	$653,510	$850,726
Derivative instruments at fair value (Note 15)	6,980,820	5,254,663
Taxable mortgage revenue bonds, at fair value	26,671,085	21,460,288
Taxable governmental issuer loans:
Taxable governmental issuer loans	14,157,672	13,573,000
Allowance for credit losses (Note 10)	(76,000)	(77,000)
Taxable governmental issuer loans, net	14,081,672	13,496,000
Bond purchase commitment, at fair value (Note 16)	-	197,788
Other assets	1,462,333	1,935,005
Total other assets	$49,849,420	$43,194,470

The Partnership has remaining commitments to provide additional funding of taxable MRBs and taxable GILs during construction and/or rehabilitation of the secured properties as of December 31, 2024. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs.

See Note 21 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs, one taxable GIL, and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Net result from derivative transactions” in the Partnership’s consolidated statements of operations. Unrealized gains and losses on taxable MRBs, one taxable GIL, and bond purchase commitments are recorded in the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

As of December 31, 2024, nine taxable MRBs and three taxable GILs with reported principal values totaling approximately $40.1 million were held in trust in connection with TOB trust financings (Note 13).

Activity in 2024

The following table includes details of the taxable MRBs and taxable GILs acquired during the year ended December 31, 2024:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Funding
Taxable MRB
Woodington Gardens Apartments - Series A-2	April 2024	Baltimore, MD	197	5/1/2029	7.80%	$2,577,000
Taxable GIL
Natchitoches Thomas Apartments	December 2024	Natchitoches, LA	120	7/1/2027	7.92%	1,000,000
Total						$3,577,000

The following taxable MRB and taxable GIL principal payments were received during the year ended December 31, 2024:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate		Principal Redeemed
Taxable MRBs
Residency at the Mayer Series A-T (1)	March 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	$11,500,000
Residency at the Mayer Series A-T	September 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	1,000,000
Subtotal							$12,500,000
Taxable GILs
Hope on Avalon	January 2024	Los Angeles, CA	88	2/1/2024	SOFR + 3.55%		$10,573,000
Total							$23,073,000

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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the years ended December 31, 2024 and 2023:

	For the Year ended December 31, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,294,000	$77,000	2,048,000	$678,000	$4,097,000
Current provision for credit losses	(256,000)	(1,000)	(118,000)	(492,000)	(867,000)
Balance, end of period	$1,038,000	$76,000	$1,930,000	$186,000	$3,230,000

	For the Year ended December 31, 2023
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$-	$-	$495,000	$-	$495,000
Cumulative-effect adjustment upon adoption	2,145,000	79,000	2,108,000	1,617,000	5,949,000
Current provision for credit losses	(851,000)	(2,000)	(555,000)	(939,000)	(2,347,000)
Balance, end of period	$1,294,000	$77,000	$2,048,000	$678,000	$4,097,000

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

The Partnership recorded a recovery of provision for credit losses of approximately $867,000 and $2.3 million for the years ended December 31, 2024 and 2023, respectively. The decreases for the years ended December 31, 2024 and 2023 are primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Risk Ratings

The Partnership evaluates GILs, taxable GILs and property loans on a quarterly basis and assigns a risk rating based upon management’s assessment of the borrower’s ability to pay debt service and the likelihood of repayment through the GIL’s conversion to Freddie Mac financing and the property loan’s payment from future equity contribution commitments. The assessment is subjective and based on multiple factors, including but not limited to, construction status of the property, financial strength of borrowers and guarantors, adequacy of capitalized interest reserves, lease up and occupancy of the property, the status of other conversion conditions, and operating results of the underlying property. The credit risk analysis and rating assignment is performed quarterly in conjunction with the Partnership’s assessment of its allowance for credit losses. The Partnership uses the following definitions for its risk ratings:

•
Performing – The underlying property currently meets or exceeds management’s performance expectations and metrics. There are currently no material indicators that current debt service or repayment of the GILs, taxable GILs, and property loans is at risk.
•
Watch – The underlying property associated with the GILs, taxable GILs, and property loans currently has certain performance or other risk factors that require specific attention from management. The Partnership could experience loss if these factors are not resolved in a timely or satisfactory manner. The Partnership currently estimates that such factors will be adequately resolved and that current debt service and final repayment of the GILs, taxable GILs, and property loans is not at material risk.
•
Nonperforming – The underlying property associated with the GILs, taxable GILs, and property loans is not current on debt service payments and/or has material performance or other risk factors. The Partnership currently believes that full collection of debt service and final repayment is questionable and/or improbable.

The following tables summarize the Partnership’s carrying value by acquisition year, grouped by risk rating as of December 31, 2024 and 2023:

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Governmental Issuer Loans
Performing	$-	$13,600,000	$90,779,628	$115,322,594	$-	$-	$219,702,222
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	13,600,000	90,779,628	115,322,594	-	-	219,702,222

Taxable Governmental Issuer Loans
Performing	$-	$-	$13,157,672	$-	$-	$-	$13,157,672
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	13,157,672	-	-	-	13,157,672

Property Loans
Performing	$7,250,000	$7,830,000	$40,489,611	$-	$-	$-	$55,569,611
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	495,000	495,000
Subtotal	7,250,000	7,830,000	40,489,611	-	-	495,000	56,064,611

Unfunded Commitments
Performing	$-	$-	$49,700,000	$-	$-	$-	$49,700,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	49,700,000	-	-	-	49,700,000

Total	$7,250,000	$21,430,000	$194,126,911	$115,322,594	$-	$495,000	$338,624,505

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Governmental Issuer Loans
Performing	$13,600,000	$66,337,300	$143,010,000	$-	$-	$-	$222,947,300
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	13,600,000	66,337,300	143,010,000	-	-	-	222,947,300

Taxable Governmental Issuer Loans
Performing	$-	$3,000,000	$10,573,000	$-	$-	$-	$13,573,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	3,000,000	10,573,000	-	-	-	13,573,000

Property Loans
Performing	$7,358,876	$48,140,860	$66,107,874	$-	-	$453,594	$122,061,204
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$495,000	-	495,000
Subtotal	7,358,876	48,140,860	66,107,874	-	495,000	453,594	122,556,204

Unfunded Commitments
Performing	$6,909,378	$104,700,000	$12,977,426	$-	$-	$-	$124,586,804
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	6,909,378	104,700,000	12,977,426	-	-	-	124,586,804

Total	$27,868,254	$222,178,160	$232,668,300	$-	$495,000	$453,594	$483,663,308

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs, taxable GILs, and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of December 31, 2024, except as noted below. The Partnership currently has two property loans on nonaccrual status.

During the years ended December 31, 2024, 2023 and 2022, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of December 31, 2024 and December 31, 2023, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of December 31, 2024 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. During the year ended December 31, 2024, the Partnership received $174,000 of cash interest from the borrower, which was recorded as other interest income on the Partnership’s consolidated statement of operations. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $7.1 million and $6.0 million as of December 31, 2024 and December 31, 2023, respectively.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through an allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the year ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Balance, beginning of period	$9,910,079	$9,978,891	$9,175,482
Other Additions(1)	-	-	860,533
Current provision for credit loss (2)	(169,308)	-	-
Write-offs (2)	(5,542,922)	-	-
Recovery of prior credit loss (3)	(69,000)	(68,812)	(57,124)
Balance, end of period (4)	$4,128,849	$9,910,079	$9,978,891
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
(3)
The Partnership compared the present value of cash flows expected to be collected to the amortized cost basis of the Live 929 Apartments Series 2022A MRB, which indicated a recovery of value. As the recovery was identified prior to the effective date of the CECL standard, the Partnership will accrete the recovery of prior credit loss into investment income over the term of the MRB.
(4)
The allowance for credit losses as of December 31, 2024 was related to the Live 929 Apartments – Series 2022A MRB. The allowance for credit losses as of December 31, 2023 and 2022 was related to the Provision Center 2014-1 MRB and the Live 929 Apartments – Series 2022A MRB .

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accounts payable	$2,183,546	$1,518,267
Accrued expenses	5,076,445	4,104,945
Accrued interest expense	7,529,123	7,935,327
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 10)	186,000	678,000
Derivative instruments at fair value (Note 15)	609,766	705,694
Other liabilities	1,299,266	1,419,233
Total accounts payable, accrued expenses and other liabilities	$23,480,768	$22,958,088

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

12. Secured Lines of Credit

The following tables summarize the secured lines of credit as of December 31, 2024 and 2023:

Secured Lines of Credit	Outstanding as of December 31, 2024	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
General LOC	$50,000,000	$50,000,000	June 2025 (1)	Variable (2)	Monthly	8.03%
Acquisition LOC	18,852,000	50,000,000	June 2025 (3)	Variable (4)	Monthly	7.02%
	$68,852,000	$100,000,000
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
(3)
The Partnership has a one-year extension option subject to certain conditions and payment of a $25,000 extension fee.
(4)
The variable rate is equal to 2.50% plus a variable component based on the Term SOFR.

Secured Lines of Credit	Outstanding as of December 31, 2023	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
General LOC	$16,500,000	$40,000,000	June 2025 (1)	Variable (2)	Monthly	8.85%
Acquisition LOC	16,900,000	50,000,000	June 2024 (3)	Variable (4)	Monthly	7.85%
	$33,400,000	$90,000,000
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

General LOC

The Partnership has entered into a Secured Credit Agreement with a commitment of up to $50.0 million for the General LOC. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, seniors housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of December 31, 2024, the borrowing base exceeded $50.0 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of December 31, 2024. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of December 31, 2024.

Acquisition LOC

The Acquisition LOC has a commitment of up to $50.0 million that may be used to fund purchases of Financed Assets consisting of multifamily real estate, tax-exempt or taxable MRBs, and tax-exempt or taxable loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate, mortgage-backed securities, or master lease agreements guaranteed by investment grade tenants. The Financed Assets acquired with the proceeds of the Acquisition LOC will be held in a custody account and the outstanding balances of the Acquisition LOC will be secured by a first priority interest in the financed assets and will be maintained in the custody account until released by Bankers Trust Company.

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of December 31, 2024.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of December 31, 2024 and 2023:

		Outstanding Debt Financings as of December 31, 2024, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$28,153,143	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		207,487,593	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		235,640,736							4.25%

2024 PFA Securitization Transaction		$72,928,607	$499,000	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$51,574,033	$265,000	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$23,353,548	(3)	2025	Variable	No	4.60%	1.78%	6.38%
The Park at Sondrio - Series 2022A		30,439,932	(3)	2025	Variable	Yes	3.94%	1.43%	5.37%
The Park at Vietti - Series 2022A		21,556,510	(3)	2025	Variable	Yes	3.94%	1.43%	5.37%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2025	Variable	Yes	3.94%	1.45%	5.39%
Legacy Commons at Signal Hills GIL		31,155,000	(3)	2025	Variable	Yes	3.94%	0.91%	4.85%
Osprey Village GIL		49,475,000	(3)	2025	Variable	Yes	3.94%	1.19%	5.13%
Residency at Empire MRBs		42,456,840	(3)	2026	Variable	Yes	3.94%	1.42%	5.36%
The Ivy Apartments		24,364,083	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Windsor Shores Apartments		17,209,991	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Village at Hanford Square		7,777,224	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
MaryAlice Circle Apartments		4,698,486	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Meadow Valley		30,709,433	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
40rty on Colony		4,450,508	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Sandy Creek Apartments GIL		9,640,533	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Residency at the Mayer MRBs		33,806,861	(3)	2026	Variable	Yes	3.94%	1.19%	5.13%
The Safford		29,772,042	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Avistar at Wood Hollow - Series A		32,254,020	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Live 929		53,092,000	(3)	2027	Variable	Yes	3.94%	1.18%	5.12%
Woodington Gardens - Series A-1		24,841,650	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Aventine Apartments		7,560,184	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar at Copperfield - Series A		11,232,828	(3)	2027	Variable	Yes	3.94%	1.68%	5.62%
Avistar at Wilcrest - Series A		4,255,827	(3)	2027	Variable	Yes	3.94%	1.68%	5.62%
Trust 2024-XF3219	(4)	46,436,706	(3)	2027	Variable	No	4.60%	1.79%	6.39%
The Centurion Foundation		5,051,557	(3)	2027	Variable	No	4.60%	1.79%	6.39%
Avistar at the Crest - Series A		7,240,898	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar on the Blvd - Series A		12,060,628	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar on the Hills - Series A		4,001,672	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar at the Oaks - Series A		5,858,331	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar in 09 - Series A		5,053,972	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Barclays Capital Inc.:
Trust 2021-XF2953	(5)	28,254,089	-	2025	Variable	No	4.45%	1.27%	5.72%
Poppy Grove I GIL		28,545,470	-	2025	Variable	Yes	4.05%	1.25%	5.30%
Poppy Grove II GIL		17,231,470	-	2025	Variable	Yes	4.05%	1.25%	5.30%
Poppy Grove III GIL		26,838,470	-	2025	Variable	Yes	4.05%	1.25%	5.30%
Village Point		18,394,018	-	2025	Variable	Yes	4.05%	1.61%	5.66%
Subtotal/Weighed Average Period End Rate		733,129,781							5.43%

Total		$1,093,273,157
(1)
The tax treatment of interest paid to the trust senior trust securities is dependent on the structure of the debt financing. Debt financings designated as “tax-exempt” in the table above are such that the Partnership expects and believes the interest on the senior securities is exempt from federal income taxes, which typically requires a lower remarketing rate to place the senior securities at each weekly reset.
(2)
The remarketing senior securities rate is the market interest rate determined by the remarketing agent to ensure all senior securities tendered by holder for weekly remarketing are purchased at par.
(3)
The Partnership has restricted cash totaling approximately $15.8 million related to its ISDA master agreement with Mizuho based on Mizuho’s valuations of the underlying assets and the Partnership’s derivative financial instruments.

(4)
The TOB trust is securitized by four MRBs, eight taxable MRBs, and one property loan.
(5)
The TOB trust is securitized by the Willow Place GIL & Supplemental GIL, Poppy Grove I taxable GIL, Poppy Grove II taxable GIL and Poppy Grove III taxable GIL.

		Outstanding Debt Financings as of December 31, 2023, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M31 TEBS	(3)	$66,621,825	$4,999	2024	Variable	Yes	3.90%	1.31%	5.21%
M33 TEBS		28,870,624	2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		209,769,942	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		305,262,391							4.46%

TEBS Residual Financing		$60,322,317	$-	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
Hope on Avalon GIL		18,711,665	(4)	2024	Variable	Yes	4.24%	1.44%	5.68%
Jackson Manor Apartments		4,100,000	(4)	2024	Variable	Yes	4.24%	1.29%	5.53%
Trust 2021-XF2926	(5)	38,496,952	(4)	2024	Variable	No	5.59%	0.90%	6.49%
SoLa Impact Opportunity Zone Fund		23,741,122	(4)	2024	Variable	No	5.59%	1.78%	7.37%
Montevista - Series A		5,618,833	(4)	2025	Variable	Yes	4.24%	1.28%	5.52%
Montecito at Williams Ranch - Series A		6,813,244	(4)	2025	Variable	Yes	4.24%	1.18%	5.42%
Vineyard Gardens - Series A		3,593,615	(4)	2025	Variable	Yes	4.24%	1.18%	5.42%
The Park at Sondrio - Series 2022A		30,396,222	(4)	2025	Variable	Yes	4.24%	1.43%	5.67%
The Park at Vietti - Series 2022A		21,522,158	(4)	2025	Variable	Yes	4.24%	1.43%	5.67%
Avistar at Copperfield - Series A		11,370,985	(4)	2025	Variable	Yes	4.24%	1.68%	5.92%
Avistar at Wilcrest - Series A		4,303,984	(4)	2025	Variable	Yes	4.24%	1.68%	5.92%
Residency at the Entrepreneur MRBs		23,040,000	(4)	2025	Variable	Yes	4.24%	1.45%	5.69%
Legacy Commons at Signal Hills GIL		31,155,000	(4)	2025	Variable	Yes	4.24%	0.91%	5.15%
Osprey Village GIL		49,475,000	(4)	2025	Variable	Yes	4.24%	1.19%	5.43%
Trust 2021-XF2939	(6)	21,821,644	(4)	2025	Variable	No	5.59%	1.17%	6.76%
Residency at Empire MRBs		18,267,048	(4)	2026	Variable	Yes	4.24%	1.42%	5.66%
The Ivy Apartments		24,330,930	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Windsor Shores Apartments		17,183,983	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Village at Hanford Square		7,760,141	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
MaryAlice Circle Apartments		4,682,351	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Meadow Valley		15,438,915	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
40rty on Colony		4,440,847	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Sandy Creek Apartments GIL		9,616,853	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Residency at the Mayer - Series A		24,335,000	(4)	2026	Variable	Yes	4.24%	1.19%	5.43%
The Safford		5,911,780	(4)	2026	Variable	Yes	4.24%	1.44%	5.68%
Avistar at Wood Hollow - Series A		32,673,300	(4)	2027	Variable	Yes	4.24%	1.44%	5.68%
Live 929		53,092,000	(4)	2027	Variable	Yes	4.24%	1.18%	5.42%
Barclays Capital Inc.:
Trust 2021-XF2953	(7)	69,694,599	-	2024	Variable	No	5.48%	1.27%	6.75%
Poppy Grove I GIL		15,872,163	-	2024	Variable	Yes	4.40%	1.25%	5.65%
Poppy Grove II GIL		7,628,163	-	2024	Variable	Yes	4.40%	1.25%	5.65%
Poppy Grove III GIL		13,235,163	-	2024	Variable	Yes	4.40%	1.25%	5.65%
Village Point		18,381,720	-	2024	Variable	Yes	4.43%	1.61%	6.04%
Subtotal/Weighed Average Period End Rate		636,705,380							5.87%

Term TOB Trust Securitizations
Morgan Stanley:
Village at Avalon		$12,739,978	-	2024	Fixed	Yes	N/A	N/A	1.98%

Total		$1,015,030,066
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
(4)
The Partnership has restricted cash totaling approximately $9.6 million related to its ISDA master agreement with Mizuho based on Mizuho’s valuations of the underlying assets and the Partnership’s derivative financial instruments.
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

The TOBs, term TOB, TEBS Financings, TEBS Residual Financing, and 2024 PFA Securitization Transaction are consolidated VIEs of the Partnership (Note 3). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOBs, term TOB, TEBS Financings, TEBS Residual Financing, and 2024 PFA Securitization Transaction on the Partnership's consolidated financial statements. See information regarding the MRBs, GILs, property loans, taxable MRBs and taxable GILs securitized within the TOBs, term TOB, TEBS Financings, TEBS Residual Financing, and 2024 PFA Securitization Transaction in Notes 4, 5, 6 and 9, respectively.

As the residual interest holder in the TOB trust financings, term TOB trust financing, and TEBS Financings, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities, or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the Partnership may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the underlying collateral will be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The shortfall on each TEBS financing is limited to the Partnership’s residual interest. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

As the residual interest holder in the TEBS Residual Financing and 2024 PFA Securitization Transaction, the Partnership may make certain payments or contribute certain assets to the VIE to prevent a default under the arrangement or related credit enhancement. If the Partnership does not or is unable to cure the default, the default and liquidation provisions will be invoked and the underlying assets will be sold, which may result in the Partnership’s residual interest not being recovered.

TEBS Financings

The Partnership, through the TEBS Sponsors, sponsored four separate TEBS Financings – the M24 TEBS financing, the M31 TEBS financing, the M33 TEBS financing, and the M45 TEBS financing. The TEBS Financings are structured such that the Partnership transferred MRBs to Freddie Mac to be securitized into the TEBS financings. Freddie Mac then issued the TEBS Certificates which represent beneficial interests in the securitized assets. The Class A TEBS Certificates are senior securities that are sold to unaffiliated investors and entitle the holders to cash flows from the securitized assets. The Class A TEBS Certificates are credit enhanced by Freddie Mac such that Freddie Mac will cover any shortfall if the cash flows from the securitized assets are less than the contractual principal and interest due to the Class A TEBS Certificate holders. The TEBS Sponsors or Partnership would then be required to reimburse Freddie Mac for any credit enhancement payments. The Class B TEBS Certificates are residual interests retained by the TEBS Sponsors and grant the Partnership rights to certain cash flows from the securitized assets after payment to the Class A TEBS Certificates and related facility fees, as well as certain other rights to the securitized assets. The TEBS Financings are non-recourse financing to the Partnership and the maximum exposure to loss is the value of the Class B TEBS Certificates, before consideration of the Partnership’s total return swap.

In December 2023, all outstanding principal and accrued interest on the M24 TEBS Financing was paid in full and the facility was collapsed in accordance with prepayment provisions in the original agreement. The Partnership took ownership of the three remaining MRBs that had been securitized in the M24 TEBS Financing.

In October 2024, all outstanding principal and accrued interest of the M31 TEBS Financing was paid in full and the facility was collapsed in accordance with prepayment provisions in the original agreement. Of the 11 MRBs remaining in the M31 TEBS Financing upon redemption, one MRB was sold and the remaining 10 MRBs were transferred into alternative debt financing arrangements during the fourth quarter of 2024.

As of December 31, 2024 and 2023, the Partnership posted restricted cash as contractually required under the terms of the TEBS Financings.

2024 PFA Securitization Transaction

The Partnership has entered into a financing securitization of partial interests in 14 MRBs. The Wisconsin Public Finance Authority and a trustee created the 2024 PFA Securitization Transaction, into which the Partnership then sold 14 custodial receipts representing partial interests in the 2024 PFA Securitization Bonds. The Wisconsin Public Finance Authority then issued Affordable Housing Multifamily Certificates, which were sold to unaffiliated investors. For financial reporting purposes, the Affordable Housing

Multifamily Certificates of the 2024 PFA Securitization Transaction are considered debt financing of the Partnership. Debt service on the Affordable Housing Multifamily Certificates is payable from the cash flows due from the senior custodial receipts associated with the 2024 PFA Securitization Bonds. The holders of the Affordable Housing Multifamily Certificates are entitled to interest at a fixed rate of 4.10% per annum, payable monthly, and all principal payments from the 2024 PFA Securitization Bonds until the stated amount of the Affordable Housing Multifamily Certificates is reduced to zero, which will be no later than September 2039. The Partnership will also pay credit enhancement, servicing, and trustee fees related to the 2024 PFA Securitization Transaction totaling 0.80% per annum. The 2024 PFA Securitization Transaction is non-recourse financing to the Partnership and the maximum exposure to loss is the value of the residual interests in the 2024 PFA Securitization Bonds. The 2024 PFA Securitization Transaction does not have any mark-to-market collateral posting requirements. The Partnership is required to post certain restricted cash balances on an annual basis related to the credit enhancement arrangement associated with this transaction.

The Partnership retained the residual custodial receipts associated with the 2024 PFA Securitization Bonds, which grants rights to certain cash flows from the securitized assets after payment to the senior custodial receipts and related facility fees of the 2024 PFA Securitization Transaction, as well as certain other rights to the securitized assets. The residual custodial receipts were sold into the TEBS Residual Financing in November 2024.

TEBS Residual Financing

The Partnership has entered into a financing securitization of its residual interests in the M33 TEBS Financing, the M45 TEBS Financing, and the residual custodial receipts associated with the 2024 PFA Securitization Bonds. The residual interests in the M31 TEBS Financing were included in the TEBS Residual Financing prior to termination in October 2024. The securitization involved the sale of the residual interests to an issuer, which then issued and sold senior Affordable Housing Multifamily Certificates. The Partnership retained the residual Affordable Housing Multifamily Certificates also issued by the issuer. The senior Affordable Housing Multifamily Certificates are considered secured financing of the Partnership and were sold to third-party investors in exchange for financing proceeds. The residual Affordable Housing Multifamily Certificates were retained by the Partnership. The senior Affordable Housing Multifamily Certificates are entitled to interest at a fixed rate of 7.125% per annum and certain principal payments from the assets within the TEBS Residual Financing. The Partnership is entitled to all residual cash flows of the TEBS Residual Financing after payments to the senior Affordable Housing Multifamily Certificates and trustee expenses of 0.03% per annum. The senior Affordable Housing Multifamily Certificates are non-recourse to the Partnership and are not subject to mark-to-market collateral posting.

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

Mizuho Capital Markets

The TOB trusts and Secured Notes with Mizuho are subject to an ISDA master agreement that contains certain covenants and requirements related to the Partnership’s TOB trusts and Secured Notes. The TOB trusts require that Partnership’s residual interests must maintain a certain value in relation to the total assets in each TOB trust. The ISDA master agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2024. The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreement with Mizuho. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho at the initiation of each transaction. As of December 31, 2024, the Partnership had posted required cash collateral totaling $15.8 million related to mark-to-market valuations. As of December 31, 2023, the Partnership had posted all required cash collateral totaling $9.6 million related to mark-to-market valuations.

Barclays Bank PLC

The TOB trusts with Barclays are subject to an ISDA master agreement that contains certain covenants and requirements related to the Partnership’s TOB trusts. The Partnership’s residual interests in the TOB trusts must maintain a certain value in relation to the total assets in the TOB trust. The ISDA master agreement with Barclays requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold, limits on the Partnership’s Leverage Ratio (as defined by the Partnership) and that the Partnership remained listed on a national securities exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2024.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreement with Barclays. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Barclays at the initiation of each transaction. There was no requirement to post collateral for the TOB trusts as of December 31, 2024 and 2023.

Morgan Stanley Bank

The Partnership entered into a term TOB trust financing with Morgan Stanley secured by an MRB. Under the term TOB trust structure, the trustee issued senior certificates and residual certificates that represent beneficial interests in the securitized asset held by the term TOB trust. Morgan Stanley has purchased the senior certificates, and the Partnership retained the residual certificates of the trust. The residual certificates granted the Partnership certain rights to the securitized MRB. The term TOB was terminated and all amounts due to the lender were paid in October 2024.

Contractual Maturities

As of December 31, 2024, the Partnership’s contractual maturities of debt financing for the twelve-month periods ending December 31 for the next five years and thereafter are as follows:

2025	$352,103,969
2026	203,721,434
2027	194,545,705
2028	5,948,361
2029	10,606,159
Thereafter	331,391,189
Total	1,098,316,817
Unamortized deferred financing costs and debt premium	(5,043,660)
Total debt financing, net	$1,093,273,157

The table above does not reflect certain extensions of certain TOB trust financings after December 31, 2024. See Note 27 for additional information.

14. Mortgages Payable

The following is a summary of the mortgages payable, net of deferred financing costs, as of December 31, 2024 and 2023:

Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2024, net	Outstanding Mortgage Payable as of December 31, 2023, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$1,664,347	$1,690,000	2020	November 2025	Variable	8.25%

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

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the realized and unrealized gains and losses of the Partnership's derivative instruments for the years ended December 31, 2024, 2023 and 2022:

	For the Year ended December 31, 2024
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(6,412,028)	$(2,098,165)	$(8,510,193)
Interest rate cap	14,502	265	14,767
Total	$(6,397,526)	$(2,097,900)	$(8,495,426)

	For the Year ended December 31, 2023
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(6,043,273)	$3,082,035	$(2,961,238)
Interest rate cap	-	91,363	91,363
Total return swaps	(4,501,709)	-	(4,501,709)
Total	$(10,544,982)	$3,173,398	$(7,371,584)

	For the Year ended December 31, 2022
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(140,171)	$(7,199,197)	$(7,339,368)
Interest rate cap	-	(40,539)	(40,539)
Total return swaps	(5,715,515)	-	(5,715,515)
Total	$(5,855,686)	$(7,239,736)	$(13,095,422)

The value of the Partnership’s interest rate swaps are subject to mark-to-market collateral posting provisions in conjunction with the Partnership’s respective ISDA master agreements with Mizuho and Barclays (Note 13). See Note 21 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative instruments are presented within “Other assets” and “Accounts payable, accrued expenses and other liabilities” in the Partnership's consolidated balance sheets.

Interest Rate Swap Agreements

The Partnership has entered into multiple interest rate swap agreements to mitigate interest rate risk associated with variable rate TOB trust financings (Note 13). No fees were paid to the counterparties upon closing of the interest rate swaps. The Partnership previously entered into an interest rate cap agreement to mitigate its exposure to interest rate risk associated with the M31 TEBS Financing.

The following table summarizes the Partnership’s interest rate derivative agreements as of December 31, 2024 and 2023

		Fair Value as of December 31, 2024
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	416,989,686	$6,980,820	$(609,766)	2.68

		Fair Value as of December 31, 2023
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	333,250,226	$5,254,398	$(705,694)	3.48
Cap
4.5% SIFMA Rate Cap	73,393,729	265	-	0.67
	406,643,955	$5,254,663	$(705,694)

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of December 31, 2024:

Year	Average Notional	Weighted Average Fixed Rate Paid
2025	$334,078,298	3.42%
2026	300,528,466	3.42%
2027	217,943,332	3.50%
2028	155,697,132	3.55%
2029	119,142,299	3.47%
2030	19,392,800	3.77%
2031	11,799,667	3.79%
2032	9,583,000	3.71%
2033	6,577,667	3.84%
2034	2,537,500	3.91%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of December 31, 2024 and December 31, 2023:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Closing Date	Fair Value as of December 31, 2024	Fair Value as of December 31, 2023
Anaheim & Walnut (a/k/a Wellspring Apartments)	September 2021	$-	4.85%	August 2024	-	197,788

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership’s remaining non-cancelable commitments for GILs, taxable GILs and property loans are subject to an allowance for credit losses, which was approximately $186,000 as of December 31, 2024. See Note 10 for additional information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of December 31, 2024:

Property Name	Commitment Date	Asset Maturity Date	Interest Rate	Total Initial Commitment	Remaining Commitment as of December 31, 2024
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$2,935,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (1)	47,000,000	25,800,000
The Safford	October 2023	October 2026 (2)	7.59%	43,000,000	5,651,043
Subtotal				134,000,000	34,386,043

Taxable Mortgage Revenue Bonds
Residency at the Entrepreneur Series J-T	April 2022	April 2025 (2)	SOFR + 3.65% (3)	$8,000,000	$4,600,000
Residency at Empire - Series BB-T	December 2022	December 2025 (2)	7.45%	9,404,500	8,404,500
Village at Hanford Square - Series H-T	May 2023	May 2030	7.25%	10,400,000	1,400,000
40rty on Colony - Series P-T	June 2023	June 2030	7.45%	5,950,000	1,400,000
Subtotal				33,754,500	15,804,500

Governmental Issuer Loans
Poppy Grove II	September 2022	April 2025 (2)	6.78%	22,250,000	708,700
Poppy Grove III	September 2022	April 2025 (2)	6.78%	39,119,507	5,569,507
Natchitoches Thomas Apartments	December 2024	July 2027 (2)	7.92%	19,000,000	12,500,000
Subtotal				80,369,507	18,778,207

Taxable Governmental Issuer Loans
Poppy Grove I	September 2022	April 2025 (2)	6.78%	$21,157,672	$10,000,000
Poppy Grove II	September 2022	April 2025 (2)	6.78%	10,941,300	9,941,300
Poppy Grove III	September 2022	April 2025 (2)	6.78%	24,480,493	23,480,493
Natchitoches Thomas Apartments	December 2024	July 2027 (2)	7.92%	4,000,000	3,000,000
Subtotal				60,579,465	46,421,793

Property Loans
Sandoval Flats	November 2024	December 2027 (2)	7.48%	$29,846,000	$28,846,000
Subtotal				29,846,000	28,846,000

Equity Investments
Vantage at San Marcos (4), (5)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Freestone Greeley (5)	October 2022	N/A	N/A	16,035,710	10,562,345
Freestone Ladera	December 2023	N/A	N/A	17,097,624	7,704,782
Subtotal				43,047,863	27,211,041

Total Commitments				$381,597,335	$171,447,584
(1)
Upon stabilization, the MRB will convert to a fixed rate of 10.00% and become subordinate to the other senior MRBs of the borrower.
(2)
The borrowers may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(3)
The variable index interest rate component is subject to a floor of 0.27%.
(4)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 3).
(5)
A development site has been identified for this property but construction had not commenced as of December 31, 2024.

Construction Loan Guaranties

The Partnership entered into limited guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guaranties if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the Partnership believes the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of December 31, 2024:

Borrower	Guaranty Maturity	Maximum Balance Available on Loan	Loan Balance as of December 31, 2024	Partnership's Maximum Exposure as of December 31, 2024	Guaranty Terms
Vantage at McKinney Falls	2026	$35,850,000	$35,850,000	$17,925,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $5.0 million. The Partnership was in compliance with these requirements as of December 31, 2024. The Partnership has also provided indemnification to the lender for various costs including interest expenses, operating costs, environmental non-compliance and remediation during the term.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC tax credit recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of December 31, 2024:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of December 31, 2024
Ohio Properties	2026	$1,609,695
Greens of Pine Glen, LP	2027	1,278,767

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan support is in the form of a payment guaranty. The Mortgage support is in the form of a forward loan purchase agreement upon maturity of the Mortgage. The reported value of the credit guaranties was approximately $319,000 and $343,000 as of December 31, 2024 and 2023, respectively, and are included within other liabilities in the Partnership's consolidated financial statements. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of December 31, 2024 was approximately $21.3 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements were $183.2 million as of December 31, 2024. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.

17. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of

3.0%, 3.0% and 5.75%, respectively. The Partnership did not have any outstanding Series A Preferred Units as of December 31, 2024 and does not expect to issue any new Series A Preferred Units in the future.

Upon the sixth anniversary of the closing of the sale of Preferred Units to a subscriber, and upon each annual anniversary thereafter, the Partnership and each holder of Preferred Units have the right to redeem, in whole or in part, the Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. Each holder desiring to exercise its redemption rights must provide written notice of its intent to so exercise no less than 180 calendar days prior to any such redemption date.

In the event of any liquidation, dissolution, or winding up of the Partnership, the holders of the Series A-1 Preferred Units and Series B Preferred Units are entitled to a liquidation preference in connection with their investments. With respect to anticipated quarterly distributions and rights upon liquidation, dissolution, or the winding-up of the Partnership’s affairs, the Series A-1 Preferred Units will rank: (a) senior to the Partnership's BUCs, the Series B Preferred Units, and to any other class or series of Partnership interests or securities expressly designated as ranking junior to the Series A-1 Preferred Units; (b) junior to the Partnership's existing indebtedness (including indebtedness outstanding under the Partnership's senior bank credit facility) and other liabilities with respect to assets available to satisfy claims against the Partnership; and (c) junior to any other class or series of Partnership interests or securities expressly designated as ranking senior to the Series A-1 Preferred Units. The Series B Preferred Units will rank: (a) senior to the BUCs and to any other class or series of Partnership interests or securities that is not expressly designated as ranking senior or on parity with the Series B Preferred Units; (b) junior to the Series A-1 Preferred Units and to each other class or series of Partnership interests or securities with terms expressly made senior to the Series B Preferred Units; and (c) junior to all the Partnership's existing indebtedness (including indebtedness outstanding under the Partnership's senior bank credit facility) and other liabilities with respect to assets available to satisfy claims against the Partnership.

The Partnership filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. The Partnership has not yet issued any Series B Preferred Units under this offering as of December 31, 2024.

The following table summarizes the Partnership’s outstanding Preferred Units as of December 31, 2024 and December 31, 2023:

	December 31, 2024
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	$10.00	January 2030
February 2024	500,000	5,000,000	5.75%	10.00	February 2030
Total Series B Preferred Units	2,250,000	22,500,000

Redeemable Preferred Units outstanding as of December 31, 2024	7,750,000	$77,500,000

	December 31, 2023
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A Preferred Units
March 2016	1,000,000	$10,000,000	3.00%	$10.00
March 2017	1,000,000	10,000,000	3.00%	10.00
October 2017	750,000	7,500,000	3.00%	10.00
Total Series A Preferred Units	2,750,000	27,500,000

Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Redeemable Preferred Units outstanding as of December 31, 2023	8,250,000	$82,500,000

18. Issuances of Beneficial Unit Certificates

In December 2022, the Partnership’s Shelf Registration Statement was declared effective by the SEC under which the Partnership may offer up to $300.0 million of additional BUCs, Preferred Units or debt securities for sale from time to time. The Shelf Registration Statement will expire in December 2025.

In March 2024, the Partnership entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $50.0 million via an “at the market offering.” As of December 31, 2024, the Partnership has sold 92,802 BUCs for gross proceeds of $1.5 million under the Sales Agreement.

In April 2024, the Partnership commenced a registered offering of up to $25.0 million of BUCs which are being offered and sold pursuant to the effective Shelf Registration Statement and a prospectus supplement filed with the SEC relating to this offering. As of the date of this filing, the Partnership has not issued any BUCs in connection with this offering.

19. Restricted Unit Awards

The Partnership’s Equity Incentive Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers for up to 1.0 million BUCs. As of December 31, 2024, there were approximately 312,000 restricted units and other awards available for future issuance. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Equity Incentive Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Equity Incentive Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $1.9 million, $2.0 million, and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.

The following table summarizes the RUA activity for years ended December 31, 2024, 2023, and 2022:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2022	77,523	$18.18
Granted	96,321	19.33
Vested	(81,073)	18.26
Forfeited	(5,437)	18.76
Unvested as of December 31, 2022	87,334	19.33
Granted	105,274	17.65
Vested	(97,008)	18.64
Unvested as of December 31, 2023	95,600	18.18
Granted	109,581	16.62
Vested	(105,722)	17.70
Unvested as of December 31, 2024	99,459	$16.96

The unrecognized compensation expense related to unvested RUAs granted under the Equity Incentive Plan was approximately $865,000 as of December 31, 2024. The remaining compensation expense is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of unvested RUAs was approximately $1.0 million as of December 31, 2024.

20. Transactions with Related Parties

The Partnership is managed by its General Partner, which is controlled by its general partner, Greystone Manager. The Board of Managers act as managers (and effectively as the directors) of the Partnership and certain employees of Greystone Manager are executive officers of the Partnership. Certain services are provided to the Partnership by employees of Greystone Manager and the Partnership reimburses Greystone Manager for its allocated share of these salaries and benefits. The Partnership also reimburses Greystone Manager for its share of general and administrative expenses. These reimbursed costs represent a substantial portion of the Partnership’s general and administrative expenses.

The amounts in the following table summarize amounts reimbursable to the General Partner, Greystone Manager, or an affiliate for the years ended December 31, 2024, 2023 and 2022 and are reported within “General and administrative expenses” in the Partnership’s consolidated statements of operations:

	2024	2023	2022
Reimbursable salaries and benefits	$5,849,829	$6,517,811	$5,763,496
Other expenses	59,048	41,841	77,383
Office expenses	295,087	284,396	269,722
Insurance	317,480	441,298	515,245
Professional fees and expenses	155,000	155,846	181,821
Consulting and travel expenses	57,939	56,973	19,381
	$6,734,383	$7,498,165	$6,827,048

The Partnership incurs costs for services and makes contractual payments to the General Partner, Greystone Manager, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reported in the Partnership’s consolidated financial statements for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Partnership administrative fees paid to the General Partner (1)	$6,210,000	$6,319,000	$5,200,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	97,000	169,000	328,000
Referral fees paid to an affiliate (3)	-	214,000	241,000
Servicing fees paid to an affiliate (4)	7,000	-	-
(1)
The General Partner is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its investment assets for which the owner of the financed property or other third-party is not obligated to pay such administrative fee directly to the General Partner. The disclosed amounts represent administrative fees paid or accrued during the periods specified and are reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.

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
(3)
The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee up to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2025, unless the parties mutually agree to extend the term. The Partnership accounts for referral fees as bond acquisition costs that are deferred and amortized as a yield adjustment to the related investment asset.
(4)
Greystone Servicing, an affiliate of the Partnership, is the servicer for the 2024 PFA Securitization Bonds.

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Non-Partnership property administrative fees received by the General Partner (1)	$-	$-	$26,000
Investment/mortgage placement fees earned by the General Partner (2)	$2,860,000	$4,209,000	5,487,000

(1)
The General Partner received administrative fees directly from the owners of certain properties financed by certain MRBs held by the Partnership. These administrative fees equal 0.45% per annum of the outstanding principal balance of the MRBs. The disclosed amounts represent administrative fees received by the Genereal Partner during the periods specified.
(2)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of December 31, 2024, Greystone Servicing, an affiliate of the Partnership, has forward committed to purchase eight of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing and Freddie Mac. Greystone Servicing did not purchase any of the Partnership’s GILs during the year ended December 31, 2022. Greystone Servicing purchased the following GILs during the years ended December 31, 2024 and 2023, including principal and accrued interest:

•
Oasis at Twin Lakes GIL for approximately $34.1 million in June 2023;
•
Hilltop at Signal Hills GIL for approximately $24.5 million in August 2023;
•
Centennial Crossings GIL for approximately $33.1 million in September 2023;
•
Scharbauer Flats Apartments GIL for approximately $40.0 million in November 2023; and
•
Magnolia Heights GIL for approximately $20.5 million in September 2024.

An affiliate of the Partnership, Greystone Bridge Lending Fund Manager LLC, entered into an investment management agreement in 2024 to provide various investment management services for the Construction Lending JV. No fees were paid to Greystone Bridge Lending Fund Manager LLC during the year ended December 31, 2024.

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

The Partnership reported receivables due from unconsolidated entities of approximately $98,000 and $169,000 as of December 31, 2024 and 2023, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $1,182,000 and $588,000 as of December 31, 2024 and 2023, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of December 31, 2024 and December 31, 2023, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of December 31, 2024 and 2023 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Mortgage revenue bonds	3.7% - 8.4%	2.3% - 7.7% (2)	5.5%	4.8% (2)
Taxable mortgage revenue bonds	7.1% - 11.9%	6.5% - 11.9%	8.7%	8.8%
Bond purchase commitments	n/a	4.1%	n/a	4.1%

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

Assets measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows:

	Fair Value Measurements as of December 31, 2024
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,026,483,796	$-	$-	$1,026,483,796
Taxable mortgage revenue bonds (reported within other assets)	26,671,085	-	-	26,671,085
Derivative instruments (reported within other assets)	6,980,820	-	6,980,820	-
Derivative swap liability (reported within other liabilities)	(609,766)	-	(609,766)	-
Total Assets and Liabilities at Fair Value, net	$1,059,525,935	$-	$6,371,054	$1,053,154,881

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2024:

	For the Years ended December 31, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2024	$930,675,295	$197,788	$21,460,288	$265	$952,333,636
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,313,321	-	(15,267)	(265)	1,297,789
Included in earnings (provision for credit loss)	169,308	-	-	-	169,308
Included in earnings (gain on sale of mortgage revenue bond)	2,220,254	-	-	-	2,220,254
Included in other comprehensive income	(29,694,536)	(197,788)	211,725	-	(29,680,599)
Purchases and advances	259,667,135	-	17,527,000	-	277,194,135
Sales	(108,841,836)	-	-	-	(108,841,836)
Settlements and redemptions	(29,025,145)	-	(12,512,661)	-	(41,537,806)
Ending Balance December 31, 2024	$1,026,483,796	$-	$26,671,085	$-	$1,053,154,881
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2024	$238,308	$-	$-	$(265)	$238,043

Assets measured at fair value on a recurring basis as of December 31, 2023 are summarized as follows:

	Fair Value Measurements as of December 31, 2023
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$930,675,295	$-	$-	$930,675,295
Bond purchase commitments (reported within other assets)	197,788	-	-	197,788
Taxable mortgage revenue bonds (reported within other assets)	21,460,288	-	-	21,460,288
Derivative instruments (reported within other assets)	5,254,663	-	5,254,398	265
Derivative swap liability (reported within other liabilities)	(705,694)	-	(705,694)	-
Total Assets and Liabilities at Fair Value, net	$956,882,340	$-	$4,548,704	$952,333,636

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2023:

	For the Years Ended December 31, 2023
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2023	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	305,081	-	(24,198)	4,410,346	4,691,229
Included in other comprehensive income	17,113,511	98,859	(1,355,710)	-	15,856,660
Purchases and advances	141,135,222	-	13,319,875	-	154,455,097
Settlements and redemptions	(27,286,523)	-	(7,011,575)	(4,741,321)	(39,039,419)
Ending Balance December 31, 2023	$930,675,295	$197,788	$21,460,288	$265	$952,333,636
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on December 31, 2023	$68,812	$-	$-	$(91,421)	$(22,609)

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2022:

	For the Years Ended December 31, 2022
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2022	$793,509,844	$964,404	$3,428,443	$343,418	$798,246,109
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,958,135	-	(20,028)	5,756,111	7,694,218
Included in other comprehensive income	(68,890,753)	(865,475)	(535,793)	-	(70,292,021)
Purchases and advances	182,726,187	-	13,669,857	-	196,396,044
Settlements and redemptions	(109,034,876)	-	(10,583)	(5,768,289)	(114,813,748)
Other (1)	(860,533)	-	-	-	(860,533)
Ending Balance December 31, 2022	$799,408,004	$98,929	$16,531,896	$331,240	$816,370,069
Total amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities held on December 31, 2022	$57,124	$-	$-	$40,538	$97,662

(1)
The other line is related to a re-allocation of the loan loss allowance upon restructuring of the Live 929 Apartments MRBs and property loan (Notes 4 and 6).

The Partnership considered the Natchitoches Thomas Apartments GIL and taxable GIL to be available-for-sale securities as of December 31, 2024. The Partnership also considered the Sandoval Flats property loan to be held-for-sale as of December 31, 2024. These assets are reported at fair value as of December 31, 2024, which in all cases, approximated the carrying value with no unrealized gains or losses.

Total gains and losses included in earnings for the derivative instruments are reported within “Net results of derivative transaction” in the Partnership’s consolidated statements of operations.

As of December 31, 2024 and 2023, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GILs, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $226.7 million and $13.9 million as of December 31, 2024, respectively. The estimated fair value of the GILs and taxable GILs was $225.7 million and $12.1 million as of December 31, 2023, respectively. The estimated fair value of the construction financing property loans approximated amortized cost as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

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

The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,093,273,157	$1,093,729,911	$1,015,030,066	$1,019,218,351
Secured lines of credit	68,852,000	68,852,000	33,400,000	33,400,000
Mortgages payable	1,664,347	1,664,347	1,690,000	1,690,000

22. Income Taxes

The Partnership recognizes income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Current income tax expense	$30,012	$11,228	$(6,138)
Deferred income tax expense (benefit)	2,435	(362)	(45,056)
Total income tax expense	$32,447	$10,866	$(51,194)

The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income in the Greens Hold Co and the impact of deferred income taxes. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.). The deferred tax assets and liabilities are valued based on enacted tax rates. The Greens Hold Co had net deferred tax assets of approximately $664,000 and $667,000 as of December 31, 2024 and 2023 respectively. Substantially all of the deferred tax assets and liabilities relate to The 50/50 MF Property and will be realized along with the deferred gain on sale (Note 11). These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable and recorded no valuation allowance as of December 31, 2024 and 2023.

For the years ended December 31, 2024, 2023 and 2022, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due to state income taxes (net of the effect on federal income tax).

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There were no material uncertain tax positions, accrued interest or penalties as of December 31, 2024, and 2023.

The Partnership files U.S. federal and state tax returns. The Partnership’s returns for years 2021 through 2023 remain subject to examination by the Internal Revenue Service.

23. Partnership Income, Expenses and Distributions

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

Cash distributions per BUC declared during the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Cash distributions (1)	$1.478	$1.460	$1.680
(1)
All cash distributions per BUC amounts above have been retroactively adjusted for the BUCs Distributions on a retroactive basis.

The following table summarizes the BUCs Distributions declared during the years ended December 31, 2024, 2023 and 2022:

	BUCs Distribution	Payment Ratio (1)	Declaration Date	Record Date	Payment Date
2024 BUCs Distribution:
First Quarter 2024 BUCs Distribution	$0.07	0.00417	3/13/2024	3/28/2024	4/30/2024

2023 BUCs Distributions:
BUCs distribution	$0.07	0.00448	6/14/2023	6/30/2023	7/31/2023
BUCs distribution	0.07	0.00418	9/13/2023	9/29/2023	10/31/2023
BUCs distribution	0.07	0.00415	12/13/2023	12/29/2023	1/31/2024
subtotal	0.21

2022 BUCs Distributions:
BUCs distribution	$0.20	0.01044	9/14/2022	9/30/2022	10/31/2022
BUCs distribution	0.20	0.01050	12/19/2022	12/30/2022	1/31/2023
subtotal	0.40

Total	$0.68
(1)
The ratio represents the number of BUCs distributed for each BUC outstanding as of the respective record dates. The ratio was determined based on the closing BUC price on the NYSE on the day prior to the respective declaration dates.

24. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership’s consolidated statements of operations. The unvested RUAs issued under the Equity Incentive Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the years ended December 31, 2024, 2023 and 2022.

25. Segments

As of December 31, 2024, the Partnership had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. The Partnership’s chief operating decision maker is the Chief Executive Officer, who uses net income (loss) to monitor segment performance against budgeted results and to allocate resources. The chief operating decision maker uses this analysis to prioritize investments and guide strategic decisions by segment to ensure alignment with the Partnership’s overall objectives.

Affordable Multifamily Investments Segment

The Affordable Multifamily Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related taxable MRBs, taxable GILs, and property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related taxable MRBs, taxable GILs, and property loans, net of loan loss allowances, are reported as such on the Partnership’s consolidated balance sheets. As of December 31, 2024, the Partnership reported 84 MRBs and nine GILs in this segment. As of December 31, 2024, the multifamily residential properties securing the MRBs and GILs contain a total of 10,918 and 1,459 multifamily rental units, respectively. All “General and administrative expenses” on the Partnership’s consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing Investments Segment

The Seniors and Skilled Nursing Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of December 31, 2024, the two properties securing the MRBs contain a total of 294 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of student housing residential properties that were previously owned by the Partnership. As of December 31, 2024, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan, which is included in the MF Properties Segment. Income tax expense for the Greens Hold Co is reported within this segment.

The following tables detail certain financial information for the Partnership’s reportable segments for the periods indicated:

	For the Year Ended December 31, 2024
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$72,865,558	$3,442,560	$4,668,588	$-	$80,976,706
Other interest income	8,941,994	393,313	-	174,000	9,509,307
Other income	785,386	-	-	-	785,386
Total revenues	82,592,938	3,835,873	4,668,588	174,000	91,271,399
Expenses:
Provision for credit losses (Note 10)	(1,254,308)	218,000	-	-	(1,036,308)
Depreciation and amortization	23,867	-	-	-	23,867
Interest expense	54,566,925	2,464,899	3,000,183	-	60,032,007
Net result from derivative transactions (Note 15)	(7,202,354)	(1,293,072)	-	-	(8,495,426)
General and administrative	19,652,622	-	-	-	19,652,622
Total expenses	65,786,752	1,389,827	3,000,183	-	70,176,762
Other Income:
Gain on sale of real estate assets	-	-	-	63,739	63,739
Gain on sale of mortgage revenue bond	2,220,254	-	-	-	2,220,254
Gain on sale of investments in unconsolidated entities	-	-	117,844	-	117,844
Earnings (losses) from investments in unconsolidated entities	-	-	(2,140,694)	-	(2,140,694)
Income before income taxes	19,026,440	2,446,046	(354,445)	237,739	21,355,780
Income tax expense	-	-	-	32,447	32,447
Segment net income (loss)	$19,026,440	$2,446,046	$(354,445)	$205,292	$21,323,333

	For the Year Ended December 31, 2023
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$70,393,234	$1,710,657	$10,162,307	$-	$82,266,198
Other interest income	17,756,044	-	-	-	17,756,044
Property revenues	-	-	-	4,567,506	4,567,506
Other income	310,916	-	-	-	310,916
Total revenues	88,460,194	1,710,657	10,162,307	4,567,506	104,900,664
Expenses:
Real estate operating (exclusive of items shown below)	-	-	-	2,663,868	2,663,868
Provision for credit losses (Note 10)	(2,347,000)	-	-	-	(2,347,000)
Depreciation and amortization	23,846	-	-	1,513,602	1,537,448
Interest expense	66,112,891	998,618	1,337,402	617,852	69,066,763
Net result from derivative transactions (Note 15)	(7,305,867)	(89,844)	-	24,127	(7,371,584)
General and administrative	20,399,489	-	-	-	20,399,489
Total expenses	76,883,359	908,774	1,337,402	4,819,449	83,948,984
Other Income:
Gain on sale of real estate assets	-	-	-	10,363,363	10,363,363
Gain on sale of investments in unconsolidated entities	-	-	22,725,398	-	22,725,398
Earnings (losses) from investments in unconsolidated entities	-	-	(17,879)	-	(17,879)
Income before income taxes	11,576,835	801,883	31,532,424	10,111,420	54,022,562
Income tax expense	-	-	-	10,866	10,866
Segment net income	$11,576,835	$801,883	$31,532,424	$10,100,554	$54,011,696

	For the Year Ended December 31, 2022
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$52,153,336	$58,711	$9,130,486	$-	$61,342,533
Other interest income	11,221,213	654,325	-	-	11,875,538
Property revenues	-	-	-	7,855,506	7,855,506
Total revenues	63,374,549	713,036	9,130,486	7,855,506	81,073,577
Expenses:
Real estate operating (exclusive of items shown below)	-	-	-	4,738,160	4,738,160
Depreciation and amortization	23,846	-	-	2,693,569	2,717,415
Interest expense	41,640,137	5,750	870,497	1,043,489	43,559,873
Net result from derivative transactions (Note 15)	(13,095,422)	-	-	-	(13,095,422)
General and administrative	17,447,864	-	-	-	17,447,864
Total expenses	46,016,425	5,750	870,497	8,475,218	55,367,890
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	39,805,285	-	39,805,285
Income (loss) before income taxes	17,358,124	707,286	48,065,274	(619,712)	65,510,972
Income tax benefit	-	-	-	(51,194)	(51,194)
Segment net income (loss)	$17,358,124	$707,286	$48,065,274	$(568,518)	$65,562,166

The following table details total assets for the Partnership’s reportable segments as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Total assets
Affordable Multifamily Investments	$1,428,627,104	$1,413,596,701
Seniors and Skilled Nursing Investments	70,163,422	43,532,926
Market-Rate Joint Venture Investments	183,508,429	140,791,041
MF Properties	7,782,906	7,034,690
Consolidation/eliminations	(110,381,701)	(91,554,656)
Total assets	$1,579,700,160	$1,513,400,702

26. Summary of Unaudited Quarterly Results of Operations

2024	March 31,	June 30,	September 30,	December 31,
Total revenues	$22,370,654	$21,969,171	$24,345,550	$22,586,024
Other income - gains and losses, net	(56,845)	1,068,595	(704,096)	(46,511)
Income from continuing operations	10,648,381	5,178,136	(4,635,707)	10,132,523
Net income (loss)	$10,648,381	$5,178,136	$(4,635,707)	$10,132,523

Income from continuing operations, per BUC	$0.42	$0.19	$(0.23)	$0.39
Net income, basic and diluted, per BUC	$0.42	$0.19	$(0.23)	$0.39

2023	March 31,	June 30,	September 30,	December 31,
Total revenues	$24,937,970	$28,303,941	$26,474,136	$25,184,617
Other income - gains and losses, net	15,366,929	7,326,084	32,385	10,363,363
Income from continuing operations	16,791,222	21,287,172	9,729,378	6,203,924
Net income	$16,791,222	$21,287,172	$9,729,378	$6,203,924

Income from continuing operations, per BUC	$0.59	$0.84	$0.39	$0.24
Net income, basic and diluted, per BUC	$0.59	$0.84	$0.39	$0.24

2022	March 31,	June 30,	September 30,	December 31,
Total revenues	$19,206,371	$17,232,967	$22,604,404	$22,029,835
Other income - gains	16,439,750	12,643,501	10,580,781	141,253
Income from continuing operations	26,264,018	17,606,681	18,516,593	3,174,874
Net income	$26,264,018	$17,606,681	$18,516,593	$3,174,874

Income from continuing operations, per BUC	$0.99	$0.73	$0.77	$0.09
Net income, basic and diluted, per BUC	$0.99	$0.73	$0.77	$0.09

27. Subsequent Events

In January 2025, a partial repayment of $7.2 million was made on the Sandy Creek property loan. Proceeds of approximately $5.8 million were used to pay down the related TOB trust financing.

In January 2025, the Willow Place Apartments GIL and Supplemental GIL with outstanding principal of approximately $20.7 million and approximately $1.5 million, respectively, were redeemed in full. Proceeds of approximately $17.7 million were used to repay the related TOB trust financing.

In January 2025, the Osprey Village GIL with outstanding principal of $60.0 million was redeemed in full. Proceeds of approximately $49.5 million were used to repay the related TOB trust financing.

In January 2025, the managing member of Vantage at Hutto refinanced its construction loan and the Partnership has provided a limited guaranty for the new loan. The Partnership will only have to perform on the guaranty if a default by the borrower were to occur. The Partnership’s guaranty was approximately $17.5 million at closing, or 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. Upon closing of the refinancing, the Partnership was no longer subject to the forward loan purchase agreement associated with the Vantage at Hutto construction loan discussed in Note 16.

In January 2025, Vantage at Tomball, at the direction its managing member, sold substantially all assets to an unrelated third-party and ceased operations. The Partnership received net cash of approximately $14.2 million, inclusive of the return of its contributed equity and accrued preferred return. The Partnership will recognize no gain or loss on sale in the first quarter of 2025.

In February 2025, the borrower of the Legacy Commons at Signal Hills GIL extended the maturity date from February 1, 2025 to August 1, 2025. Freddie Mac extended its forward purchase commitment maturity to August 1, 2025 as well. There were no additional changes to terms associated with the extensions.

In February 2025, the maturity dates for TOB trust financings associated with The Park at Vietti – Series A, The Park at Sondrio – Series A, Residency at the Empire MRBs, Windsor Shores Apartments, The Ivy Apartments, and Residency at the Entrepreneur MRBs were extended to January 2028.

In February 2025, the borrower of the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs extended the maturity dates from April 1, 2025 to October 1, 2025. Freddie Mac extended its forward purchase commitments maturity to October 1, 2025 as well. There were no additional changes to terms associated with the extensions.

In February 2025, the Partnership acquired two new series of GILs associated with Poppy Grove I with a principal amount of $5.2 million. The new GILs share a first lien with the existing Poppy Grove I GIL and taxable GIL and have the same general terms as the Poppy Grove I GIL. The acquisition proceeds of $5.2 million were then used by the borrower to pay down the same amount of principal of the existing Poppy Grove I taxable GIL.

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Partnership carried out an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of Registered Public Accounting Firm

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership is managed by its General Partner, which in turn is managed by its general partner, Greystone Manager. The Board of Managers of Greystone Manager act as the directors of the Partnership.

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

The Board of Managers has seven members, of which four members are independent under the applicable SEC and NYSE independence requirements. The NYSE listing rules do not require a listed limited partnership, such as the Partnership, to have a majority of independent directors on the Board of Managers or to establish a compensation committee or a nominating and corporate governance committee. The Partnership is, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NYSE listing rules and SEC rules. In this regard, all the members of the Audit Committee of the Board of Managers have been determined to be independent under the applicable SEC and NYSE independence requirements.

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

Name	Position Held with Greystone	Position Held Since
Stephen Rosenberg	Chairman of the Board of Managers / Manager	2019
Kenneth C. Rogozinski	Chief Executive Officer	2021
Jesse A. Coury	Chief Financial Officer	2020
Jeffrey M. Baevsky	Manager	2019
Drew C. Fletcher	Manager	2019
Steven C. Lilly	Manager (1) (2)	2019
W. Kimball Griffith	Manager (1) (2)	2019
Deborah A. Wilson	Manager (1) (2)	2020
Robert K. Jacobsen	Manager (2)	2023

(1)
Member of the Greystone Manager Audit Committee. The Board of Managers has determined each of Mr. Lilly and Ms. Wilson is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K.
(2)
Determined to be independent under both Section 10A of the Exchange Act and the NYSE corporate governance standards.

Set forth below is the biographical information for each of the Managers and the executive officers of the Partnership:

Stephen Rosenberg, 69, founded Greystone (together with its affiliated companies, the “Greystone Companies”) in 1988 as an independent investment banking firm and has since developed the Greystone Companies into a diversified national company with approximately 1,000 employees that owns, services and/or manages nearly $90 billion in assets. Mr. Rosenberg currently serves as Chief Executive Officer of the Greystone Companies, responsible for executive oversight, coordination and management of matters of the Greystone Companies, as well as the identification and execution of real estate and healthcare related merchant banking and development opportunities. Mr. Rosenberg received his Bachelor of Business Administration degree from Touro College in New York and a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania, as well as a Doctor of Dental Medicine degree from the University of Pennsylvania School of Dental Medicine.

Kenneth C. Rogozinski, 63, is the Chief Executive Officer of the Partnership and an employee of Greystone Manager. Mr. Rogozinski was the Partnership’s Chief Investment Officer beginning in September 2019. Previously, Mr. Rogozinski was an Executive Managing Director of Greystone Capital Advisors LLC, a position he held beginning October 2017. In that role Mr. Rogozinski oversaw Greystone Capital Advisors originations, structured debt products and complex, specialized financing solutions for real estate owners and developers seeking debt and equity for construction and portfolio refinancing of multifamily and mixed-use assets. From February 2009 to September 2017, Mr. Rogozinski was the Co-Chief Executive Officer and Chief Credit Officer of Dreadnought Capital Management Corporation, an SEC registered investment advisor, that he co-founded in 2009. There, he focused on direct lending and debt investing in public-private housing and project finance, overseeing more than $1.1 billion in deployed capital. Mr. Rogozinski received a Bachelor of Science degree in Finance from Fordham University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania. Mr. Rogozinski is a board member of the Foundation for Affordable Rental Housing Holdings Inc and serves as chairman of the Town of Greenwich, CT’s Planning and Zoning Board of Appeals.

Jesse A. Coury, 39, was appointed Chief Financial Officer of the Partnership in February 2020 and is an employee of Greystone Manager. Previously, Mr. Coury was the Partnership’s Corporate Controller from 2017 until 2019. Mr. Coury previously served as the Director of Internal Audit for Burlington Capital LLC in 2016 and was an Assurance Manager at RSM US LLP, where he worked 2009 to 2015. Mr. Coury received his Bachelor of Arts in Accounting and Master of Accountancy degrees from the University of Notre Dame and is a Certified Public Accountant (CPA) licensed in the State of Nebraska.

Jeffrey M. Baevsky, 64, is the Executive Managing Director of Corporate Finance and Capital Markets at Greystone where he has been employed since 2014. Mr. Baevsky is responsible for Greystone’s banking relationships, credit lines, financing development projects, and new product development, as well as overseeing all of Greystone’s capital markets activities. Mr. Baevsky led the closing of Greystone’s inaugural debt fund, as well as five CLO offerings, two of which have been landmark transactions comprised solely of healthcare assets. Prior to joining Greystone, Mr. Baevsky served as Head of Capital Markets at Gramercy Capital Corp. handling project debt and secondary loan trading activities. Over his career, he has advised on mortgage-based credit facilities, mezzanine finance, off-balance sheet acquisition and asset development programs, and both public and private debt and equity capital placements as a Managing Director at Deutsche Bank and Wachovia. Mr. Baevsky received an M.B.A. in finance and real estate from the MIT Sloan School of Management and a Bachelor of Science and Engineering degree from the University of Pennsylvania.

Drew C. Fletcher, 46, is the President of Greystone Capital Advisors LLC and Greystone Construction Capital LLC where he has been employed since 2013. Mr. Fletcher brings over 25 years of commercial real estate experience arranging creative debt and equity solutions for institutional and private commercial property owners and developers, and providing strategic advisory services for institutions, investors and borrowers. He has directly originated and executed on more than $20 billion of financing transactions. From 1999 to 2012 he was employed by Edison Properties LLC, one of the largest private real estate owners in New York City, with a $5 billion diversified portfolio of self-storage, office, multifamily and substantial land holdings throughout the New York Metropolitan region, where he ultimately served as Chief Financial Officer. Mr. Fletcher received his Bachelor of Arts degree in Economics and Communications from Wake Forest University; his Master of Business Administration in Finance from New York University; and his Master of Accountancy in Taxation from Rutgers University.

Steven C. Lilly, 55, currently serves as the Chief Financial Officer of FS/KKR Capital Corp. (NYSE, “FSK”), a specialty finance company with approximately $16 billion of assets under management. Previously, he also served as the Chief Financial Officer of FS/KKR Capital Corp. II, until its merger with FSK in June 2021. Prior to FSK, Mr. Lilly served as the Chief Financial Officer, Secretary and member of the Board of Directors of Triangle Capital Corporation from 2006 to the sale of Triangle Capital Corporation in August 2018. Prior to its sale, Triangle Capital Corporation was a NYSE-listed specialty finance company that provided customized financing primarily to lower middle market companies located in the United States and is now known as Barings BDC, Inc. Mr. Lilly was also the Chief Compliance Officer of Triangle Capital Corporation from 2007 to August 2018, and a member of its investment committee. Mr. Lilly is a graduate of Davidson College and has completed an executive-sponsored education program at the University of North Carolina’s Kenan-Flagler Business School.

W. Kimball Griffith, 76, of counsel to Norris George & Ostrow PLLC from October 2017 to December 2024, a law firm that specializes in providing finance solutions to affordable housing and community development. From February 2015 to September 2017, was an affordable housing consultant. From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) of the Federal Home Loan Mortgage Corporation (Freddie Mac) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support. During the period that he was vice president, Freddie Mac affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff. From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003. Mr. Griffith currently serves on the Board of Directors of Housing Up (formerly Transitional Housing Corporation). He previously served on the Board of Directors of Enterprise Community Investors, Inc. and Enterprise

Community Development Inc. (formerly Community Preservation Development Corporation). Mr. Griffith is a graduate of Davidson College and the University of North Carolina Law School.

Deborah A. Wilson, 69, is currently a Principal at Ramshead Advisors LLC where she uses her broad and deep experience in the industry to assist existing and potential owners of commercial mortgage banking companies. She focuses on mergers and acquisitions, pricing, due diligence, transitional activities and operational efficiencies of commercial mortgage banking. She previously served as Executive Vice President, Chief Financial Officer and Treasurer of Walker & Dunlop, Inc., as Vice President of Counterparty Risk at Fannie Mae, and as a Partner at KPMG LLP.

Robert K. Jacobsen, 68, has over 40 years of professional experience including serving as a Managing Director at Merrill Lynch, Goldman Sachs, and Fundamental Advisors. In that time, he has accumulated expertise in the underwriting, trading, and sale of municipal bonds with a particular focus on real estate secured transactions, both as a principal and as an agent. He is also experienced in the hedging and financing of municipal bonds in both the securitization and derivatives markets. Mr. Jacobsen graduated with a B.A. and an M.A. from Columbia University and an M.B.A. from the University of Michigan.

Code of Ethical Conduct and Code of Conduct

Greystone Manager has adopted the Code of Business Conduct and Ethics for the senior executive and financial officers of the Partnership as required by Section 406 of the Sarbanes-Oxley Act of 2002. As such, this Code of Business Conduct and Ethics covers all executive officers of the Partnership, including the Partnership’s chief executive officer and chief financial officer. The Code of Business Conduct and Ethics is also applicable to all the members of the Board of Managers, officers, and employees working on behalf of the Partnership and is designed to comply with the listing requirements of the NYSE. The Code of Business Conduct and Ethics is available on the Partnership’s website at www.ghiinvestors.com.

Insider Trading Policy

Greystone Manager has adopted an Insider Trading Policy that governs the purchase, sale, and/or other disposition of the Partnership’s securities by Managers, officers, and employees of the Partnership and its affiliates, together with their immediate family members and other persons living in their households. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any applicable NYSE standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2024.

Hedging Policy

The Partnership has a hedging policy in place for all members of the Board of Managers, officers of the Partnership and Greystone Manager, the General Partner, employees of the Partnership or its subsidiaries, and any other Greystone affiliated employees who perform services on behalf of Greystone Manager, the General Partner or the Partnership. The policy also applies to family members, other members of a person’s household, and entities controlled by a person covered by the policy. The policy applies to all transactions in the Partnership's securities, which consists of the Partnership’s BUCs, Preferred Units and any other Partnership securities that may be issued in the future. Our policy prohibits hedging or monetization transactions.

Audit Committee

The Board of Managers has an Audit Committee. The Charter of the Audit Committee is posted under the “Corporate Governance” section of the Partnership’s website at www.ghiinvestors.com. The Partnership does not have a compensation committee or a nominating and corporate governance committee. The NYSE listing rules do not require a listed limited partnership to establish a compensation committee or a nominating and corporate governance committee. The Partnership is, however, required to have an audit committee comprised solely of members that are “independent” under the NYSE listing standards.

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

The Audit Committee held four meetings during 2024.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

General

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2024 and are referred to as “named executive officers.” For 2024, the Partnership’s named executive officers are Kenneth C. Rogozinski, the Chief Executive Officer, and Jesse A. Coury, the Chief Financial Officer. Mr. Rogozinski and Mr. Coury are employees, but not executive officers, of Greystone Manager. Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that Mr. Rogozinski and Mr. Coury were the only individuals who served as executive officers of the Partnership for the year ended December 31, 2024.

Under the terms of the Partnership Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Greystone Manager, or to any limited partners of the General Partner. In this regard, the compensation of the named executive officers of the Partnership was determined exclusively by Greystone Manager. The Partnership reimbursed Greystone Manager for services provided by the Partnership’s named executive officers during 2024. Accordingly, the Partnership does not have an executive compensation program for the named executive officers that is controlled by the Partnership.

Compensation Recovery Policy

Under the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC adopted a rule directing national securities exchanges to establish listing standards which provide that companies listed on a national securities exchange must adopt a policy providing for the recovery of incentive-based compensation in the event of an accounting restatement based on erroneous data. Under such a policy, compensation would be recovered, or “clawed back,” from any current or former executive officer of the company who received the incentive-based compensation during the three fiscal years preceding the date on which the company is required to prepare the restatement. The amount to be recovered would be the excess of the amount that would have been paid to the executive officer under the restatement. On November 7, 2023, the Partnership adopted a compensation recovery policy that incorporates the requirements of Section 10D of the Securities Exchange Act of 1934, as amended, and Rule 303A.14 of the NYSE Listed Company Manual, as mandated by the Dodd-Frank Act.

Timing of Equity Award Grants

Equity grants made to the named executive officers must be approved by the Board of Managers. During 2024, RUAs were granted to the officers of the Partnership and the Managers on February 26, 2024. As part of the Partnership’s annual performance and compensation review process, the Board of Managers approves RUA grants to our named executive officers in the first fiscal quarter of the following fiscal year, after the Partnership’s fiscal year-end to which the grant relates. The Board of Managers does not grant equity awards in anticipation of the release of material nonpublic information, and the Partnership does not time the release of material nonpublic information based on equity award grant dates.

In accordance with Item 402(x) of Regulation S-K, we are providing information regarding our procedures related to the grant of RUAs close in time to the release of material non-public information. To date, the Board of Managers has not granted RUAs to officers of the Partnership, Managers, or any other individual. Although the Partnership does not have a formal policy that requires us to award equity or equity-based compensation on specific dates, as a matter of policy, the Board of Managers generally prohibits the grant of RUAs or other equity awards to executive officers of the Partnership, Managers, and any other grantee during closed quarterly trading windows (as determined in accordance with the Partnership’s insider trading policy). Our insider trading policy also prohibits Managers, officers, and employees from trading in our BUCs while in possession of or on the basis of material non-public information concerning the Partnership. The Board of Managers does not take material non-public information into account when determining the timing of equity awards, nor does the Partnership time the disclosure of material non-public information for the purpose of impacting the value of executive compensation. The Partnership generally issues equity awards to our executive officers on a limited and infrequent basis, and not in accordance with any fixed schedule. During 2024, there were no equity awards granted to any named executive officer within four business days preceding or one business day after the filing of any report of Forms 10-K, 10-Q, or 8-K that disclosed material nonpublic information.

Compensation Information for Named Executive Officers

Set forth below is information about all compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the named executive officers for the years indicated.

Compensation Committee Report

The Partnership does not have a separate compensation committee. We, as the Board of Managers of Greystone Manager, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2024.

Respectfully Submitted,

Stephen Rosenberg, Chairman

Jeffrey M. Baevsky

Drew C. Fletcher

W. Kimball Griffith

Robert K. Jacobsen

Steven C. Lilly

Deborah A. Wilson

Summary Compensation Table for 2024

The following table sets forth information regarding compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the Partnership’s named executive officers for the years ended December 31, 2024, 2023, and 2022.

Name and Principal Position	Year	Unit Awards (1)	All Other Compensation	Total
Kenneth C. Rogozinski	2024	$361,485	$-	$361,485
Chief Executive Officer	2023	400,905	-	400,905
	2022	427,266		427,266

Jesse A. Coury	2024	300,656	-	300,656
Chief Financial Officer	2023	334,530	-	334,530
	2022	357,318	-	357,318

(1)
This column reflects grants of RUAs under the Equity Incentive Plan. The Equity Incentive Plan permits the grant of RUAs and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and to members of the Board of Managers for up to 1 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to up to three years. RUAs granted to executive officers during 2024 and 2023 provide for the payment of distributions during the restriction period. The RUAs also provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or Greystone Manager. The value of the RUAs granted to the named executive officers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The values were computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NYSE on the grant date. The Partnership awarded the named executive officers a total of 39,840 RUAs on February 26, 2024 with a grant date fair value of $16.62 per unit.

Grants of Plan-Based Awards Table for 2024

Name	Grant Date	All other stock awards: Number of shares of stock or units (1) (#)	Grant date fair value of stock and option awards (2) ($)
Kenneth C. Rogozinski	2/26/2024	21,750	361,485

Jesse A. Coury	2/26/2024	18,090	300,656

(1)
For each award disclosed in this column, one-third of the aggregate number of RUAs vest on each of November 30, 2024, 2025, and 2026.
(2)
The amounts reflected in this column show the grant date fair value of the RUAs calculated in accordance with FASB ASC Topic 718. The grant date fair value was computed by multiplying the number of units underlying the unit award by the closing price per Unit of the Partnership’s BUCs on the NYSE on the grant date.

Amended and Restated 2015 Equity Incentive Plan

On June 24, 2015, the Board of Managers of the then current general partner of the Partnership’s General Partner approved the America First Multifamily Investors, L.P. 2015 Equity Incentive Plan, which was subsequently approved by the Partnership’s BUC holders on September 15, 2015. On December 5, 2022, the Board of Managers approved the Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan, which made certain administrative updates and replaced the original plan in its entirety. These administrative updates did not require approval by the Partnership’s BUC holders.

The purpose of the Equity Incentive Plan is to promote the interests of the Partnership and its Unitholders by providing incentive compensation awards that encourage superior performance. The Equity Incentive Plan is also intended to attract and retain the services of individuals who are essential for the Partnership’s growth and profitability and to encourage those individuals to devote their best efforts to advancing the Partnership’s business.

The maximum number of BUCs that may be delivered with respect to awards under the Equity Incentive Plan is 1,000,000. The Equity Incentive Plan is generally administered by the Board of Managers, or any compensation committee of the Board of Managers, if appointed, or any other Committee as may be appointed by the Board of Managers to administer the Equity Incentive Plan. The Committee has the full authority, subject to the terms of the Equity Incentive Plan, to establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Equity Incentive Plan, to designate participants under the Equity Incentive Plan, to determine the number of BUCs to be covered by awards, to determine the type or types of awards to be granted to a participant, and to determine the terms and conditions of any award. All employees of Greystone Manager and members of the Board of Managers, and employees of affiliates of Greystone Manager, including the Partnership, that perform services for Greystone Manager, the Partnership, or an affiliate of either are eligible to be selected to participate in the Equity Incentive Plan. The selection of which eligible individuals will receive awards is within the sole discretion of the Committee.

The Equity Incentive Plan provides that the Committee may grant any or all of the following types of awards to eligible participants: (i) unit options; (ii) unit appreciation rights; (iii) restricted units; (iv) phantom units; (v) unit awards; and (vi) other unit-based awards. The Committee has full authority, subject to the terms of the Equity Incentive Plan, to determine the types and amount of awards granted and the participants eligible to receive awards.

Upon the occurrence of any distribution (whether in cash, units, other securities, or other property), recapitalization, units split, reorganization or liquidation, merger, consolidation, split-up, spin-off, separation, combination, repurchase, acquisition of property or securities, or exchange of units or other securities of the Partnership, issuance of warrants or other rights to purchase units or other securities of the Partnership, or other similar transaction or event affects the units, then the Committee will equitably adjust any or all of (i) the number and type of units (or other securities or property) with respect to which awards may be granted, (ii) the number and type of units (or other securities or property) subject to outstanding awards, (iii) the grant or exercise price with respect to any award, (iv) any performance criteria for performance-based awards, except for awards based on continued service as an employee or manager, (v) the appropriate fair market value and other price determinations for such awards, and (vi) any other limitations in the Equity Incentive Plan or, subject to Section 409A of the IRC, as amended, make provision for a cash payment to the holder of an outstanding award.

The effective date of the Equity Incentive Plan is June 24, 2015. The term of the Equity Incentive Plan will expire on the earlier of (i) the date it is terminated by the Board of Managers; (ii) the date units are no longer available under the plan for delivery pursuant to awards; or (iii) the tenth anniversary of the effective date of the Equity Incentive plan (which is June 24, 2025). The Board of Managers may amend the Equity Incentive Plan at any time; provided, however, that BUC holder approval will be obtained for any amendment to the Equity Incentive Plan to the extent necessary to comply with any applicable law, regulation, or securities exchange rule. The

Committee may also amend any award agreement evidencing an award made under the Equity Incentive Plan, provided that no change in any outstanding award may be made that would adversely affect the rights of the participant under any previously granted award without the consent of the affected participant. Repricing of unit options and unit appreciation rights is prohibited under the Equity Incentive Plan without the approval of our BUC holders, except in the case of adjustments implemented to reflect certain Partnership transactions, as described above.

RUAs granted under the Equity Incentive Plan totaled 109,581, 105,274, and 96,321 for the years ended December 31, 2024, 2023, and 2022, respectively. No other types of awards have been granted under the Equity Incentive Plan as of December 31, 2024. There are 311,771 BUCs available for future issuance under the Equity Incentive Plan as of December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End 2024

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Kenneth C. Rogozinski	22,050	$226,013
Jesse A. Coury	18,360	188,190
(1)
Represents RUAs granted under the Equity Incentive Plan. Mr. Rogozinski’s outstanding RUAs will vest 14,800 units on November 30, 2025 and 7,250 units on November 30, 2026. Mr. Coury’s outstanding RUAs will vest 12,330 units on November 30, 2025 and 6,030 units on November 30, 2026.
(2)
The market value of the RUAs set forth in this column was computed by multiplying $10.25, the closing market price of the BUCs on December 31, 2024, by the number of RUAs.

Units Vested Table For 2024

Name	Number of Units Acquired on Vesting (#)	Value Realized On Vesting (1) ($)
Kenneth C. Rogozinski	22,130	263,126
Jesse A. Coury	18,460	219,489
(1)
The value was computed by multiplying the number of units vested by the closing price of the BUCs on the last trading day before the vesting date.

CEO Pay Ratio Disclosure

Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K require disclosures pertaining to the relationship of annual total compensation of employees of the registrant and its principal executive officer (“CEO Pay Ratio”). The term “employees” within the rule includes full-time, part-time, seasonal, and temporary employees employed by the registrant or any of its consolidated subsidiaries. Item 402(u) affords the Partnership flexibility in selecting the methodology for determining the CEO Pay Ratio, including widely recognized legal tests such as U.S. federal income tax laws. Based on the methodology employed, the Partnership and its consolidated subsidiaries are not considered to have any employees. Accordingly, the pay ratio disclosures are not applicable to the Partnership.

Manager Compensation for 2024

The Board of Managers effectively acts as the Partnership’s board of directors. Although Greystone Manager is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the SEC and the NYSE related to public companies with securities listed on the NYSE in order for the Partnership and its BUCs to comply with the rules applicable to registrants that are limited partnerships. The Partnership did not pay any other compensation of any nature to any of the Managers and did not reimburse Greystone Manager for any other amounts representing compensation to its Board of Managers, other than what is disclosed in the table below.

The following table sets forth the total compensation paid to the members of the Board of Managers for the year ended December 31, 2024 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash ($)	Restricted Unit Awards (1) ($)	Total Compensation ($)
Stephen Rosenberg (2)	$-	$49,777	$49,777
Jeffrey M. Baevsky (2)	-	49,777	49,777
Drew C. Fletcher (2)	-	49,777	49,777
Steven C. Lilly	42,500	42,281	84,781
W. Kimball Griffith	37,500	37,345	74,845
Deborah A. Wilson	37,500	37,345	74,845
Robert K. Jacobsen	37,500	37,345	74,845

(1)
Refers to RUAs granted under the Equity Incentive Plan. The value of RUAs granted to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NYSE on the grant date. The Partnership awarded the Managers a total of 18,270 RUAs on February 26, 2024, with a grant date fair value of $16.62 per unit.
(2)
The individual held 2,912 outstanding and unvested restricted units awards as of December 31, 2024.

Compensation Committee Interlocks and Insider Participation

Since we do not have a standing compensation committee, governance and compensation decisions are made by the entire Board of Managers. The members of the Board of Managers are disclosed above under the caption “Item 10. Directors, Executive Officers and Corporate Governance.” During the year ended December 31, 2024, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a manager or member of the Board of Managers.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b) Kenneth C. Rogozinski and Jesse A. Coury are the only executive officers of the Partnership, and are employed by Greystone Manager. The other persons constituting management of the Partnership are employees of Greystone Manager as well. The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Rogozinski, Mr. Coury, and each of the Managers and by such persons as a group. Unless otherwise indicated, the information is as of February 19, 2025, and is based upon information furnished to us by such persons. Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly. For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 23,270,685 issued and outstanding BUCs and RUAs as of January 31, 2025.

Name	Number of BUCs Beneficially Owned		Percent of Class
Stephen Rosenberg, Chairman and Manager of Greystone Manager	27,243	(1)	*
Kenneth C. Rogozinski, Chief Executive Officer	165,052	(2)	*
Jesse A. Coury, Chief Financial Officer	74,664	(3)	*
Jeffrey M. Baevsky, Manager of Greystone Manager	10,609	(4)	*
Drew C. Fletcher, Manager of Greystone Manager	8,597	(5)	*
Steven C. Lilly, Manager of Greystone Manager	10,624		*
W. Kimball Griffith, Manager of Greystone Manager	26,008		*
Deborah A. Wilson, Manager of Greystone Manager	10,530		*
Robert K. Jacobsen, Manager of Greystone Manager	3,287		*
All current executive officers and Managers of Greystone Manager as a group (9 persons)	336,614		1.45%

* Denotes ownership of less than 1%.

(1)
Amount includes 14,709 BUCs held in Mr. Rosenberg’s retirement account. Amount includes 2,912 restricted units with respect to which Mr. Rosenberg has voting rights.

(2)
Amount includes 61,164 BUCs held in Mr. Rogozinski’s retirement account. Amount includes 22,050 restricted units with respect to which Mr. Rogozinski has voting rights. Mr. Rogozinski and his spouse share voting and investment power of 81,834 BUCs reported above.
(3)
Amount includes 18,360 restricted units with respect to which Mr. Coury has voting rights. Mr. Coury and his spouse share voting and investment power of 56,304 BUCs reported above.
(4)
Amount includes 2,912 restricted units with respect to which Mr. Baevsky has voting rights.
(5)
Amount includes 2,912 restricted units with respect to which Mr. Fletcher has voting rights.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with Related Persons

The General Partner of the Partnership is America First Capital Associates Limited Partnership Two and the sole general partner of the General Partner is Greystone Manager.

The Audit Committee is responsible for reviewing and approving any related party transactions. The Audit Committee reviews the material facts of all interested transactions. Interested transactions are those transactions, arrangements, or relationships in which (i) the aggregate amount involved exceeds a pre-established dollar threshold, (ii) the Partnership is a participant, and (iii) an executive officer or Manager of the Partnership, a greater than 5% beneficial owner of the Partnership’s BUCs, an immediate family member of any of the foregoing, affiliates of the Partnership, entities for which the Partnership has an investment accounted for under the equity method, or trusts for the benefit of employees, has or will have an interest. In determining whether to approve or ratify an interested transaction, the Audit Committee takes into account, among other factors, the benefits to the Partnership; whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction; whether the transaction is material to the Partnership; the approximate dollar value of the transaction as it relates to the related party; and the role the related party plays in arranging the transaction. The Partnership did not enter into any material financial transactions with any related party or immediate family member of a Manager or executive officer of the Partnership during 2024, except as indicated below. If any such material financial transaction were contemplated, the terms of the transaction would be reviewed and approved by the Audit Committee prior to the Partnership entering into such transaction.

For the identification of the members of the Board of Managers who are independent under the applicable SEC and NYSE requirements, see the disclosures in “Item 10. Directors, Executive Officers and Corporate Governance” of this Report on Form 10-K.

Transactions with Related Persons

Except as described in Note 20 to the Partnership’s consolidated financial statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with the General Partner, Greystone or with any person who is: (i) a manager or executive officer of Greystone or any general partner of the General Partner; (ii) a nominee for election as a Manager of Greystone Manager; (iii) an owner of more than five percent of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons. The disclosures set forth in Note 20 to the Partnership’s consolidated financial statements filed in response to Item 8 of this Report are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The Audit Committee engaged PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Partnership for 2024.

The Audit Committee regularly reviews and determines whether any non-audit services provided by PwC potentially affects its independence with respect to the Partnership. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PwC. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2024, all services performed by PwC with respect to the Partnership were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by PwC with respect to audit and non-audit services for the Partnership during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Audit Fees (1)	$1,082,000	$1,046,545	$922,550
Audit-Related Fees (2)	-	-	-
Tax Fees (3)	496,822	402,408	400,958
All Other Fees	2,000	900	2,900

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

(a) Documents filed as part of this Annual Report on Form 10-K

The following documents are filed as part of this report:

1. Financial Statements. The following financial statements of the Partnership are included in response to Item 8 of this Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238).

Consolidated Balance Sheets as of December 31, 2024 and 2023.

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

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

10.22

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

10.23

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

10.26

Revolving Note dated August 23, 2021 between America First Multifamily Investors, L.P. and payable to Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on August 25, 2021).

10.27

Credit Agreement dated June 11, 2021 between America First Multifamily Investors, L.P., the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.28

First Amendment to Credit Agreement dated November 30, 2021 between America First Multifamily Investors, L.P., the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2021).

10.29

Note dated June 11, 2021 between America First Multifamily Investors, L.P. and payable to BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.30

Second Amendment to Credit Agreement dated June 9, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 15, 2023).

10.31

Third Amendment to Credit Agreement dated July 11, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on July 17, 2023).

10.32

Fourth Amendment to Credit Agreement dated September 19, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on September 22, 2023).

10.33

Fifth Amendment to Credit Agreement dated March 4, 2024 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001- 41565), filed by the Partnership on March 6, 2024).

10.34

Note dated March 4, 2024 between Greystone Housing Impact Investors LP and payable to NexBank (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41565), filed by the Partnership on March 6, 2024).

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

10.37

Second Amendment to Amended and Restated Credit Agreement date July 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on August 1, 2022).

10.38

Third Amendment to Amended and Restated Credit Agreement dated June 27, 2023 between Greystone Housing Impact Investors LP and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 29, 2023).

10.39

Fourth Amendment to Amended and Restated Credit Agreement dated June 24, 2024 between Greystone Housing Impact Investors LP and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41565), filed by the Partnership on June 27, 2024).

10.40

Revolving Line of Credit Note dated June 24, 2024 between Greystone Housing Impact Investors LP and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41565), filed by the Partnership on June 27, 2024).

10.41

Amended and Restated Guaranty dated November 30, 2021 between Greystone Select Incorporated and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2021).

10.42

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

10.45

America First Multifamily Investors, L.P. Code of Business Conduct and Ethics, effective as of February 25, 2020 (incorporated herein by reference to Exhibit 10.51 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 26, 2020).

10.46

Amended and Restated Capital on DemandTM Sales Agreement, dated March 8, 2024, by and between Greystone Housing Impact Investors LP, JonesTrading Institutional Services LLC, and BTIG, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41565), filed by the Partnership on March 8, 2024). Update Link

10.47

Series A Preferred Units Subscription Agreement dated March 30, 2016 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 2, 2016).

10.48

Series A Preferred Units Subscription Agreement dated March 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2017).

10.49

Series A Preferred Units Subscription Agreement dated August 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 6, 2017).

10.50

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

10.52

Series A-1 Preferred Units Exchange Agreement dated April 26, 2022 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2022).

10.53

Series A-1 Preferred Units Exchange Agreement dated October 1, 2022 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 3, 2022).

10.54	Series A-1 Preferred Units Exchange Agreement dated February 15, 2023 (incorporated herein by reference to Exhibit 10.52 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).
10.55

Series A-1 Preferred Units Subscription Agreement dated February 15, 2023 (incorporated herein by reference to Exhibit 10.53 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).

10.56

Series A-1 Preferred Units Subscription Agreement dated June 2, 2023 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (No. 001-41564), filed by the Partnership on August 3, 2023).

10.57

Portfolio Purchase Agreement dated November 1, 2023 between Greystone Housing Impact Investors LP and Public Finance Authority (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41565), filed by the Partnership on November 6, 2023).

10.58

Amended and Restated Trust Agreement dated November 22, 2024 between Public Finance Authority and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41565), filed by the Partnership on November 27, 2024).

10.59

Administration Agreement dated November 1, 2023 by and among Wilmington Trust, National Association, Public Finance Authority, and Greystone Housing Impact Investors LP (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 001-41565), filed by the Partnership on November 6, 2023).

10.60	Series B Preferred Units Exchange Agreement dated January 19, 2024 (incorporated herein by reference to Exhibit 10.63 to Form 10-K (No. 001-41565), filed by the Partnership on February 22, 2024).
10.61	Series B Preferred Units Subscription Agreement dated February 2, 2024 (incorporated herein by reference to Exhibit 10.64 to Form 10-K (No. 001-41565), filed by the Partnership on February 22, 2024).
10.62

Portfolio Purchase Agreement dated October 31, 2024 between ATAX TEBS II, LLC and the Wisconsin Public Finance Authority (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41565), filed by the Partnership on November 5, 2024).

10.63

Trust Agreement between the Wisconsin Public Finance Authority and Wilmington Trust, National Association dated October 31, 2024 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41565), filed by the Partnership on November 5, 2024).

10.64

Administration Agreement by and among Wilmington Trust, National Association, the Wisconsin Public Finance Authority, and Greystone Housing Impact Investors LP dated October 31, 2024 (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 001-41565), filed by the Partnership on November 5, 2024).

10.65

Exchange Agreement dated November 22, 2024 between Greystone Housing Impact Investors LP, ATAX TEBS II, LLC and Public Finance Authority (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41565), filed by the Partnership on November 27, 2024).

19.1	Greystone Housing Impact Investors LP Insider Trading Policy.

21	Listing of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Greystone Housing Impact Investors LP Compensation Recovery Policy.
101

The following materials from the Partnership’s Annual report on Form 10-K for the year ended December 31, 2024 are furnished herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022; (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2024, 2023, and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(b) Exhibits

The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c) Other Financial Statement Schedules

None.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP
Date:	February 20, 2025
By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer
Greystone Housing Impact Investors LP

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 20, 2025	By	/s/ Stephen Rosenberg*
Stephen Rosenberg,
Chairman and Manager of Greystone AF Manager LLC

Date:	February 20, 2025	By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	February 20, 2025	By	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 20, 2025	By	/s/ Jeffrey M. Baevsky*
Jeffrey M. Baevsky,
Manager of Greystone AF Manager LLC

Date:	February 20, 2025	By	/s/ Drew C. Fletcher *
Drew C. Fletcher,
Manager of Greystone AF Manager LLC

Date:	February 20, 2025	By	/s/ Steven C. Lilly*
Steven C. Lilly,
Manager of Greystone AF Manager LLC

Date:	February 20, 2025	By	/s/ W. Kimball Griffith*
W. Kimball Griffith,
Manager of Greystone AF Manager LLC

Date:	February 20, 2025	By	/s/ Deborah A. Wilson*
Deborah A Wilson,
Manager of Greystone AF Manager LLC

Date:	February 20, 2025	By	/s/ Robert K. Jacobsen*
Robert K. Jacobsen
Manager of Greystone AF Manager LLC

*By	Jesse A. Coury,
Attorney-in-Fact

By	/s/ Jesse A. Coury
Jesse A. Coury